Form 10-Q
period 1994-09-30
WPS RESOURCES CORP
filed 1994-10-31
CIK 916863

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

              Commission file number       1-11337
                                    _________________________

                       WPS Resources Corporation
____________________________________________________________________________
         (Exact name of Registrant as specified in its charter)

               Wisconsin                                    39-1775292
____________________________________________________________________________
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


     700 North Adams St., P. O. Box 19001, Green Bay, Wisconsin  54307
____________________________________________________________________________
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (414) 433-1445
                                                  _________________________

______________________________________________________________________________
Former name, former address and former fiscal year if changed since last report

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes            No  X
                               ______        ______

      Number of shares outstanding of each class of common stock, as of the close of the period covered by this report.
      ________________________________________________________________
            Common Stock, $1 par value          23,896,962 shares


                                     Part I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements
                                       WPS RESOURCES CORPORATION
                                      CONSOLIDATED BALANCE SHEETS

                                                                                  September 30    December 31
                                                                                     1994             1993
                                                                                  ------------    ------------
                                                                                           (Thousands)

ASSETS
Utility Plant:
   In-service -
     Electric . . . . . . . . . . . . . . . . . . . . . . . . . .               $     1,407,142  $    1,374,662
     Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       196,584         183,798
                                                                                 --------------   -------------
                                                                                      1,603,726       1,558,460
     Less - Accumulated provision for depreciation. . . . . . . .                       842,586         801,056
                                                                                 --------------   -------------
                                                                                        761,140         757,404
     Nuclear decommissioning trusts . . . . . . . . . . . . . . .                        60,348          56,699
     Construction in progress . . . . . . . . . . . . . . . . . .                         8,886          11,781
     Nuclear fuel, less accumulated provisions for amortization .
       of $134,523, and $130,011, respectively  . . . . . . . . .                        13,917          17,981
                                                                                 --------------   -------------
       Net utility plant. . . . . . . . . . . . . . . . . . . . .                       844,291         843,865
                                                                                 --------------   -------------
 Current Assets:
   Cash and equivalents . . . . . . . . . . . . . . . . . . . . .                        24,723           5,391
   Customer and other receivables, net of reserves. . . . . . . .                        49,602          66,511
   Accrued utility revenues . . . . . . . . . . . . . . . . . . .                        18,292          37,314
   Fossil fuel, at average cost . . . . . . . . . . . . . . . . .                        10,099          10,208
   Gas in storage, at average cost  . . . . . . . . . . . . . . .                        19,645          19,885
   Materials and supplies, at average cost. . . . . . . . . . . .                        20,695          19,411
   Prepayments and other. . . . . . . . . . . . . . . . . . . . .                        16,030          21,420
                                                                                 --------------   -------------
           Total current assets . . . . . . . . . . . . . . . . .                       159,086         180,140
                                                                                 --------------   -------------
 Deferred Charges . . . . . . . . . . . . . . . . . . . . . . . .                       111,903         118,128
 Investments and Other Assets . . . . . . . . . . . . . . . . . .                        66,464          56,708
                                                                                 --------------   -------------
                                                                                $     1,181,744  $    1,198,841
                                                                                 ==============   =============
 CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock equity. . . . . . . . . . . . . . . . . . . . . .               $       444,636  $      433,724
   Preferred stock with no mandatory redemption . . . . . . . . .                        51,200          51,200
   Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                       312,168         314,225
                                                                                 --------------   -------------
           Total capitalization . . . . . . . . . . . . . . . . .                       808,004         799,149
                                                                                 --------------   -------------
 Current Liabilities:
   Note payable . . . . . . . . . . . . . . . . . . . . . . . . .                        10,000          10,000
   Commercial paper . . . . . . . . . . . . . . . . . . . . . . .                        --              11,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .                        44,030          64,113
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . .                         1,808           3,266
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . .                         5,012           7,695
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        15,666          10,735
                                                                                 --------------   -------------
           Total current liabilities. . . . . . . . . . . . . . .                        76,516         106,809
                                                                                 --------------   -------------
 Other Long-Term Liabilities and Deferred Credits:
   Accumulated deferred income taxes. . . . . . . . . . . . . . .                       134,448         138,952
   Accumulated deferred investment credits. . . . . . . . . . . .                        32,807          34,210
   Regulatory liabilities . . . . . . . . . . . . . . . . . . . .                        64,326          61,434
   Other long-term liabilities. . . . . . . . . . . . . . . . . .                        65,643          58,287
                                                                                 --------------   -------------
                                                                                        297,224         292,883
                                                                                 --------------   -------------
 Commitments and Contingencies                                                   --------------   -------------
                                                                                $     1,181,744  $    1,198,841
                                                                                 ==============   =============

    The accompanying notes to financial statements are an integral part of these statements.

                                               - 2 -

                                    WPS RESOURCES CORPORATION
                          CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                    September 30   December 31
                                                                                       1994            1993
                                                                                    ------------   -----------
                                                                                          (Thousands)
 COMMON STOCK EQUITY:
   Common stock, $1 par value, 100,000,000 shares authorized;
    23,896,962 shares outstanding . . . . . . . . . . . . . . . . .               $      23,897  $        23,897
   Premium on capital stock . . . . . . . . . . . . . . . . . .                         145,295          145,295
   Retained earnings. . . . . . . . . . . . . . . . . . . . . .                         297,652          287,915
   ESOP loan guarantee. . . . . . . . . . . . . . . . . . . . .                         (22,208)         (23,383)
                                                                                   ------------     ------------
           Total common stock equity. . . . . . . . . . . . . .                         444,636          433,724
                                                                                   ------------     ------------
 PREFERRED STOCK:
   Cumulative, $100 par value, 1,000,000 shares authorized;
     With no mandatory redemption -

          Series                       Shares Outstanding
          5.00%                        132,000. . . . . . . . .                          13,200           13,200
          5.04%                         30,000. . . . . . . . .                           3,000            3,000
          5.08%                         50,000. . . . . . . . .                           5,000            5,000
          6.76%                        150,000. . . . . . . . .                          15,000           15,000
          6.88%                        150,000. . . . . . . . .                          15,000           15,000
                                                                                   ------------     ------------
          Total preferred stock. . . . . . . . . . . . . . . . .                         51,200           51,200
                                                                                   ------------     ------------
 LONG-TERM DEBT:

   First mortgage bonds -

          Series                       Year Due
          5-1/4%                       1998 . . . . . . . . . .                          50,000           50,000
          7.30%                        2002 . . . . . . . . . .                          50,000           50,000
          6.80%                        2003 . . . . . . . . . .                          50,000           50,000
          6-1/8%                       2005 . . . . . . . . . .                           9,075            9,075
          6.90%                        2013 . . . . . . . . . .                          22,000           22,000
         10-1/8%                       2014 . . . . . . . . . .                          --                1,000
          8.80%                        2021 . . . . . . . . . .                          60,000           60,000
          7-1/8%                       2023 . . . . . . . . . .                          50,000           50,000
                                                                                   ------------     ------------
                                                                                        291,075          292,075
   Unamortized discount and premium on bonds, net . . . . . . .                          (1,175)          (1,257)
                                                                                   ------------     ------------
     Total first mortgage bonds . . . . . . . . . . . . . . . .                         289,900          290,818
   ESOP loan guarantee. . . . . . . . . . . . . . . . . . . . .                          22,208           23,383
   Other long-term debt . . . . . . . . . . . . . . . . . . . .                              60               24
                                                                                   ------------     ------------
           Total long-term debt . . . . . . . . . . . . . . . .                         312,168          314,225
                                                                                   ------------     ------------
   Total capitalization . . . . . . . . . . . . . . . . . . . . . .               $     808,004  $       799,149
                                                                                   ============     ============


  The accompanying notes to financial statements are an integral part of these statements.


                                              - 3 -

                                  WPS RESOURCES CORPORATION
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED

                                                                                      September 30
                                                                                  1994            1993
                                                                              ------------    ------------
                                                                                       (Thousands)

 Cash Flows From Operating Activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       41,878  $       46,727

 Adjustments to reconcile net income to net cash from
 operating activities -
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .                 42,108          45,465
   Amortization of nuclear fuel and other . . . . . . . . . . . . .                 21,474          19,632
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                 (1,244)         (1,257)
   Investment credit restored . . . . . . . . . . . . . . . . . . .                 (1,403)         (1,488)
   AFUDC equity . . . . . . . . . . . . . . . . . . . . . . . . . .                    (82)           (269)
   Pension funding. . . . . . . . . . . . . . . . . . . . . . . . .                 (8,131)         (7,373)
   Post retirement liability. . . . . . . . . . . . . . . . . . . .                  5,277           4,436
   Deferred DSM expenditures. . . . . . . . . . . . . . . . . . . .                 (7,338)        (15,711)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,176          11,020
   Changes in -
    Customer and other receivables. . . . . . . . . . . . . . . . .                 16,909           6,886
    Accrued utility revenues. . . . . . . . . . . . . . . . . . . .                 19,022          13,094
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . . . . .                    109           4,436
    Gas in storage. . . . . . . . . . . . . . . . . . . . . . . . .                    240         (11,167)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .                (20,083)         (1,406)
    Miscellaneous current and accrued liabilities . . . . . . . . .                  2,819          (5,888)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,458)          6,344
                                                                              ------------    ------------
      Net Cash From Operating Activities. . . . . . . . . . . . . .                111,273         113,481
                                                                              ------------    ------------
 Cash Flows From (Used For) Investing Activities:
   Construction and nuclear fuel expenditures, including AFUDC debt                (46,025)        (46,654)
   Decommissioning funding. . . . . . . . . . . . . . . . . . . . .                 (3,649)         (4,746)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,872          (1,636)
                                                                              ------------    ------------
      Net cash from (used for) investing activities . . . . . . . .                (47,802)        (53,036)
                                                                              ------------    ------------
 Cash Flows From (Used For) Financing Activities:
   Proceeds from issuance of common stock . . . . . . . . . . . . .                -                 1,693
   Sale of first mortgage bonds . . . . . . . . . . . . . . . . . .                -               150,000
   Redemption and maturity of first mortgage bonds. . . . . . . . .                 (1,000)       (166,753)
   Change in commercial paper . . . . . . . . . . . . . . . . . . .                (11,000)        (10,000)
   Common stock dividends . . . . . . . . . . . . . . . . . . . . .                (32,141)        (31,411)
                                                                              ------------    ------------
      Net cash from (used for) financing activities . . . . . . . .                (44,141)        (56,471)
                                                                              ------------    ------------
 Net Increase in Cash and Equivalents . . . . . . . . . . . . . . .                 19,330           3,974

 Cash and Equivalents at Beginning of Period. . . . . . . . . . . .                  5,393             178
                                                                              ------------    ------------
 Cash and Equivalents at End of Period. . . . . . . . . . . . . . .         $       24,723  $        4,152
                                                                              ============    ============
 Cash Paid During Period For:
   Interest, less amount capitalized. . . . . . . . . . . . . . . .         $       18,463  $       17,324
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         $       24,832  $       21,593

  The accompanying notes to financial statements are an integral part of these statements.
                                                 -4-


                                   WPS RESOURCES CORPORATION
                          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   FOR THE NINE MONTHS ENDED




                                                                               September  30
                                                                              1994        1993
                                                                          ----------  ----------
                                                                                (Thousands)

 Balance at Beginning of Period . . . . . . . . . . . .                   $   287,915 $   271,220

 Add - Net income . . . . . . . . . . . . . . . . . . .                        41,878      46,727
                                                                           ----------  ----------
                                                                              329,793     317,947
                                                                           ----------  ----------
 Deduct -
   Cash dividends declared on common stock
     ($1.345 and $1.315 per share, respectively). . . .                        32,141      31,411
   Other. . . . . . . . . . . . . . . . . . . . . . . .                         -             148
                                                                           ----------  ----------
                                                                               32,141      31,559
                                                                           ----------  ----------
 Balance at End of Period . . . . . . . . . . . . . . .                   $   297,652 $   286,388
                                                                           ==========  ==========





              The accompanying notes to financial statements are an integral part of these statements.

















                                          -5-


                                         WPS RESOURCES CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                             AS OF SEPTEMBER 30

                                                                       Three Months Ended   Nine Months Ende
                                                                        1994      1993      1994      1993
                                                                     --------  --------  --------  -------
                                                                         (Thousands)         (Thousands)
 Operating Revenues:
   Electric . . . . . . . . . . . . . . . . . . . . . . . . .        $ 124,340 $ 128,598 $ 363,842 $371,738
   Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,909    27,712   140,370  131,268
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .                8        --        51       --
                                                                      --------  --------  --------  -------



                                                                       152,257   156,310   504,263  503,006
                                                                      --------  --------  --------  -------
 Operating Expenses:
   Operation -
     Electric production fuels. . . . . . . . . . . . . . .             29,177    30,008    85,479   88,842
     Cost of gas sold . . . . . . . . . . . . . . . . . . .             21,489    20,626    99,416   93,388
     Purchased power. . . . . . . . . . . . . . . . . . . .              8,995     5,995    28,747   22,257
     Other. . . . . . . . . . . . . . . . . . . . . . . . .             36,878    35,549   110,756  108,792
   Maintenance. . . . . . . . . . . . . . . . . . . . . . .              9,877    10,732    35,689   35,299
   Depreciation . . . . . . . . . . . . . . . . . . . . . .             14,042    15,054    42,108   45,465
   Gross receipts and other taxes . . . . . . . . . . . . .              6,544     6,354    19,531   18,884
                                                                      --------  --------  --------  -------
                                                                       127,002   124,318   421,726  412,927
                                                                      --------  --------  --------  -------
 Operating Income . . . . . . . . . . . . . . . . . . . . .             25,255    31,992    82,537   90,079
                                                                      --------  --------  --------  -------
 Other Income and (Deductions):
   Allowance for equity funds used during construction. . .                 40        16        82      269
   Other, net . . . . . . . . . . . . . . . . . . . . . . .              1,459       800     3,793    3,843
   Income taxes . . . . . . . . . . . . . . . . . . . . . .                 13      (205)      (23)    (189)
                                                                      --------  --------  --------  -------
                                                                         1,512       611     3,852    3,923
                                                                      --------  --------  --------  -------
 Interest Expense:
   Interest on long-term debt . . . . . . . . . . . . . . .              5,770     5,883    17,612   18,481
   Allowance for borrowed funds used during construction. .                (38)       98      (100)    (160)
   Other interest . . . . . . . . . . . . . . . . . . . . .                477       375     1,364    1,124
                                                                      --------  --------  --------  -------
                                                                         6,209     6,356    18,876   19,445
                                                                      --------  --------  --------  -------
 Income Before Income Taxes . . . . . . . . . . . . . . . .             20,558    26,247    67,513   74,557
 Income taxes . . . . . . . . . . . . . . . . . . . . . . .              6,830     9,699    23,302   25,297
 Preferred Stock Dividends of Subsidiary. . . . . . . . . .                778       875     2,333    2,533
                                                                      --------  --------  --------  -------
 Net Income . . . . . . . . . . . . . . . . . . . . . . . .          $  12,950 $  15,673 $  41,878 $ 46,727
                                                                      ========  ========  ========  =======

 Earnings Per Average Share of Common Stock . . . . . . . .              $0.54     $0.66     $1.75    $1.96
                                                                      ========  ========  ========  =======

 The accompanying notes to financial statements are an integral part of these statements.

                                           - 6 -

                           NOTES TO FINANCIAL STATEMENTS


(1) Holding Company Formation: On September 1, 1994, the Company acquired pursuant to a share exchange all of the subsidiary common stock, $4 par value, of WPSC and issued to the former shareholders of WPSC shares of the Company's common stock, $1 par value. As a result of the holding company formation, financial statements of the Company will be consolidated with the operations of its subsidiaries for all periods presented. As of September 30, 1994, WPSC represented over 99% of the Company's consolidated assets, revenues and net income.

     As a result of the holding company formation, in all subsequent financial statements, preferred stock dividends of WPSC will be retroactively restated as a nonoperating expense. This has the impact of reducing net income by $875,000 and $2,533,000, for the three and nine months ended September 30, 1993. This restatement has no impact on net income and earnings or on earnings per share of common stock.

(2) Financial Information: The following consolidated financial statements have been prepared by WPS Resources Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in Wisconsin Public Service Corporation's ("WPSC") latest annual report on Form 10-K and with it's March 31, 1994 and June 30, 1994 Form 10-Q.

     Because of the seasonal nature of the WPSC's operations, interim results are not necessarily indicative of annual results.


Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

RESULTS OF OPERATIONS
- ---------------------

Third Quarter of 1994 Compared to the Third Quarter of 1993
- -----------------------------------------------------------

Revenues -

Electric operating revenues decreased $4.3 million, or 3.3%, during the third quarter of 1994 as compared to the third quarter of 1993. Electric revenues were lower due to a 4.0% decrease in retail Wisconsin rates that took effect January 1, 1994. This rate decrease was partially offset by 4.3% increase in kilowatt-hour ("Kwh") sales. Residential Kwh sales increased .9% due to warmer weather. Commercial and industrial Kwh sales rose 4.9%, reflecting the warm weather and customer growth. Wholesale Kwh sales increased of 6.3%.

Gas operating revenues increased by $.2 million, or 1%, during the third quarter of 1994 as compared to the third quarter of 1993. Gas revenues were higher, $6.3 million, due to gas revenues from Packerland Energy Services ("Packerland"), a gas marketing subsidiary which began operation in 1994. This was offset by lower gas costs at WPSC of 10.8%.

Expenses -

Electric production fuels decreased $.8 million, or 2.8%, in the third quarter of 1994 as compared to the third quarter of 1993. This decrease was due to lower coal and nuclear generation of 1.8% and a 2.7% reduction in coal costs per Kwh generated. Lower coal costs reflects less expensive coal that is being brought on the spot market.

Gas purchased for resale increased $.9 million, or 4.2%, in the third quarter of 1994 as compared to the third quarter of 1993. This increase was due to additional gas costs associated with Packerland and was offset by lower gas costs at WPSC.

Purchased power increased $3.0 million, or 50.0%, in the third quarter of 1994 as compared to the third quarter of 1993. The primary reason for this increase was higher consumption in electric energy of 4.3%, while the Company's coal generation was down 2.2%. Coal related generation was down due to the Soo-Line railroad strike, which reduced coal inventories at these plants. The Federal government has intervened and has issued an injunction through February 1995, but there currently is a backlog in rail shipments.

Depreciation decreased $1.0 million, or 6.7%, in the third quarter of 1994 as compared to the third quarter of 1993. The primary factor was a depreciation rate order from the PSCW that took effect January 1, 1994, which reduced the annual depreciation provision by an estimated $5.8 million.

Federal and state income taxes decreased $2.8 million, or 29.6%, in the third quarter of 1994 as compared to the third quarter of 1993, due to lower earnings.


First Nine Months of 1994 Compared to the First Nine Months of 1993
- -------------------------------------------------------------------

Revenues -

Electric operating revenues decreased $7.9 million, or 2.1% for the first nine months of 1994 as compared to 1993. This decrease was due to a 4.0% reduction in retail Wisconsin rates that took effect January 1, 1994. This decrease was partially offset by an overall 4.4% increase in Kwh sales. Residential Kwh sales increased 3.4% due primarily to weather. Commercial and industrial Kwh sales rose 4.3%, reflecting the weather and customer growth. Wholesale Kwh sales were higher by 1.0%.

Gas operating revenues increased $9.1 million, or 6.9% for the first nine months of 1994 as compared to 1993. Gas revenues were higher due to a 7.7% increase in sales volume, a .6% increase in Wisconsin retail rates that took effect January 1, 1994 and gas sales from Packerland which began operations in 1994. These increases were partially offset by a 5.8% reduction in the cost of gas at WPSC.

Expenses -

Electric production fuels decreased $3.4 million, or 3.8%, during the first nine months of 1994 compared to the same period in 1993, even though coal and nuclear generation were up 1.8%. This decrease in the cost of fuel was primarily the result of less expensive coal which has been purchased on the spot market, which decreased fuel cost per Kwh by 7.1%.

Gas purchased for resale increased $6.0 million, or 6.5%, during the first nine months of 1994 compared to the same period in 1993. This was due to higher volume sales at WPSC of 7.7%, and increased gas purchases for Packerland. The increase was partially offset by a 5.8% reduction in the cost of gas at WPSC.

Purchased power increased $6.5 million, or 29.2%, during the first nine months of 1994 compared to the same period in 1993. This was the result of higher Kwh purchases of 31.7%, which was caused by the cold winter which raised overall demand for electricity, and the Soo-Line railroad strike during the third quarter that impacted the Company's ability to operate its coal-fired units.

Depreciation decreased $3.4 million, or 7.4%, during the first nine months of 1994 compared to the same period in 1993. The primary factor was a depreciation rate order from the PSCW that took effect January 1, 1994, which reduced the annual depreciation provision by an estimated $5.8 million.

Federal and state income taxes decreased $2.0 million, or 7.9%, during the first nine months of 1994 compared to the same period in 1993. This decrease was due primarily to lower earnings.

FINANCIAL CONDITION
- -------------------

The Company maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements so short-term borrowings were reduced during the first nine months of 1994, and short-term investments have increased. No external funding difficulties are anticipated in the future. Pretax interest coverage was 4.3 times for the 12 months ended September 30, 1994.

WPSC's bond ratings are AA+ (Standard & Poor's) and Aa2 (Moody's).

For the five-year period 1994-1998, internally generated funds are expected to lag construction expenditures and other investments totalling $533 million by about $131 million. These expenditures are comprised of $361 million for electric construction, which includes new generation, $34 million for nuclear fuel, $49 million for gas construction, and $33 million for other construction expenditures, $56 million for funding of nuclear plant decommissioning, certain employee benefit plans, and non-utility investments. The Company currently expects to finance this shortfall in internally generated funds by net bond additions of $75 million, and short-term debt of $56 million. However, no bond sales are anticipated until after 1996.

WPSC's Kewaunee nuclear plant is currently licensed through the year 2013. Physical decommissioning of the plant is expected to occur during the period 2014-2021 with additional expenditures being incurred during the period 2022-2050. Costs to decommission in current dollars is $147 million and the undiscounted amount is $785 million. Management does not anticipate decommissioning to have any negative impacts to the Company's liquidity or capital resources, since these costs are being funded through external decommissioning trusts.

WPSC expects to reduce its Wisconsin retail electric rates by at least 2.5% on January 1, 1995. The exact amount of the rate decrease will be determined by the PSCW in a soon to be received retail rate order.

                        Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
As reported in Part I, Item 1. Business - Other, pages 8 and 9, in the WPSC Form 10-K for the year ended December 31, 1993, WPSC petitioned for review to the Brown County Circuit Court limited portions of the Public Service Commission of Wisconsin ("PSCW") Advance Plan 6 order dated September, 1992 associated with the method to be used to incorporate environmental externalities in system planning. An intervenor, Wisconsin's Environmental Decade, Inc., petitioned for review on a related issue to the Circuit Court in Dane County. The WPS and intervenor petitions were combined and heard by the Dane County Circuit Court ("Court"). On September 2, 1994, the Court ruled that while the PSCW has the authority to require monetization of greenhouse gases for economic as opposed to environmental risk assessment purposes, there is no substantial evidence in the Advance Plan 6 record to support the greenhouse gas monetization values chosen by the PSCW. The Court remanded the decision to the PSCW and required that they establish the factual foundation for the monetization which it implemented in Advance Plan 6.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a)  Exhibits
             --------
             The following documents are filed herewith:

             (11) Statement Regarding:  Computation of Per Share Earnings

             (27) Financial Data Schedule

        (b)  Reports on Form 8-K
             -------------------

             The Company filed a current report on Form 8-K dated September 1, 1994 reporting that on September 1, 1994 Articles of Share Exchange implementing the Agreement and Plan of Share Exchange dated January 17, 1994 between the Company and WPSC were filed in the office of the Wisconsin Secretary of State.

                               EXHIBIT INDEX
                               -------------

  Exhibit
  -------


  11        Statement Regarding:  Computation of Per Share
            Earnings

  27        Financial Data Schedule

                                SIGNATURES
                                __________



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        WPS Resources Corporation
                                   ____________________________________
                                                (Registrant)






                                            /s/R. H. Knuth
                                   ____________________________________
                                               (Signature)
                                   R. H. Knuth
                                   Assistant Vice President Secretary





Date  October 31, 1994
    _____________________



                                             /s/Ralph G. Baeten
                                   ____________________________________
                                              (Signature)

                                   R. G. Baeten
                                   Treasurer