Form 10-K
period 1994-12-31
WPS RESOURCES CORP
filed 1995-03-23
CIK 916863

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  X
- -----

For the fiscal year ended December 31, 1994

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- -----

For the transition period from                  to
                            ---------------    ---------------

                 Commission file number     1-11337
                                 -----------------------

                          WPS RESOURCES CORPORATION
           -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         WISCONSIN                           39-1775292
- -------------------------------              ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


      700 North Adams St., P. O. Box 19001, Green Bay, Wisconsin  54307
- ---------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (414) 433-1445
                                                  -----------------------


           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class              Name of each exchange on which registered
- ---------------------             --------------------------------------------
Common Stock, $1 par value               New York Stock Exchange and
                                            Chicago Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:


             None             (Title of Classes)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  . No      .
                                                   ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


State the aggregate market value of the voting stock held by nonaffiliates of
- -----------------------------------------------------------------------------
the Registrant.
- ---------------

                      $681,063,417 as of March 15, 1995


Number of shares outstanding of each class of common stock, as of December 31,
- ------------------------------------------------------------------------------
1994:
- ----

           Common Stock, $1 par value                  23,896,962 Shares


                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for Annual Meeting of Shareholders on May 4, 1995 (Incorporated into Parts I and III)

                          WPS RESOURCES CORPORATION

                                  FORM 10-K
           ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                     For the Year Ended December 31, 1994

                              TABLE OF CONTENTS

DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .          iv


PART I

1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .            1

     A.   GENERAL . . . . . . . . . . . . . . . . . . . . . . . .            1

     B.   ELECTRIC OPERATIONS
               General Matters . . . . . . . . . . . . . . . . .             1
               Kewaunee Nuclear Power Plant. . . . . . . . . . .             2
               Fuel Supply . . . . . . . . . . . . . . . . . . .             3
               Rhinelander Energy Center . . . . . . . . . . . .             6
               Other Matters . . . . . . . . . . . . . . . . . .             6
               Financial Summary . . . . . . . . . . . . . . . .             9
               Electric Operating Statistics . . . . . . . . . .            10

     C.   GAS OPERATIONS
               General Matters . . . . . . . . . . . . . . . . .            11
               Financial Summary . . . . . . . . . . . . . . . .            14
               Gas Consolidated Operating Statistics . . . . . .            15

     D.   NON-REGULATED BUSINESSES . . . . . . . . . . . . . . .            16

     E.   ENVIRONMENTAL MATTERS
               General Matters . . . . . . . . . . . . . . . . .            16
               Air Quality . . . . . . . . . . . . . . . . . . .            17
               Water Quality . . . . . . . . . . . . . . . . . .            17
               Gas Plant Cleanup . . . . . . . . . . . . . . . .            18
               Other Solid Waste Disposal. . . . . . . . . . . .            18

     F.   REGULATORY MATTERS
               General Matters . . . . . . . . . . . . . . . . .            20
               Customer Rate Matters . . . . . . . . . . . . . .            20
               PSCW Industry Restructuring Proceeding  . . . . .            21
               Accounting Developments . . . . . . . . . . . . .            21
               Dividend Restrictions . . . . . . . . . . . . . .            22

     G.   CAPITAL REQUIREMENTS . . . . . . . . . . . . . . . . .            22

     H.   EMPLOYEES. . . . . . . . . . . . . . . . . . . . . . .            22

2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . .            24

3.   LEGAL PROCEEDINGS
               Sheboygan Gas Plant . . . . . . . . . . . . . . .            25
               Oshkosh Gas Plant . . . . . . . . . . . . . . . .            25

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS   . . . . . . . . . . . . . . . . . . . . . . . . .            26

4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . .            26


PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . .            27

6.   SELECTED FINANCIAL DATA

     COMPARATIVE FINANCIAL STATEMENTS AND
     FINANCIAL STATISTICS (1984 AND 1990 TO 1994)

     A.   CONSOLIDATED STATEMENTS OF INCOME  . . . . . . . . . .            29
     B.   CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . .            30
     C.   FINANCIAL STATISTICS . . . . . . . . . . . . . . . . .            31

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATION. . . . . . . . . . . . .            32

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     A.   CONSOLIDATED STATEMENTS OF INCOME
          AND RETAINED EARNINGS. . . . . . . . . . . . . . . . .            36
     B.   CONSOLIDATED BALANCE SHEETS  . . . . . . . . . . . . .            37
     C.   CONSOLIDATED STATEMENTS OF CAPITALIZATION  . . . . . .            39
     D.   CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . .            40
     E.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . .            41
     F.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . .            57

9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .            58


PART III


PART IV

14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .            58

     DESCRIPTION OF DOCUMENTS. . . . . . . . . . . . . . . . . .            60

     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .            64

     FINANCIAL STATEMENT SCHEDULES

     A.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
          SCHEDULE III - CONDENSED PARENT
          COMPANY ONLY FINANCIAL STATEMENTS. . . . . . . . . . .            99
     B.   STATEMENTS OF INCOME AND RETAINED EARNINGS . . . . . .           100
     C.   BALANCE SHEETS . . . . . . . . . . . . . . . . . . . .           101
     D.   STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . .           102
     E.   NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . .           103

              DEFINITIONS


The following abbreviations and acronyms are used in the text of this Form 10-K:

Act . . . . . . . . . . . .      Federal Clean Air Act Amendments of 1990

ANR . . . . . . . . . . . .      ANR Pipeline Company

Columbia* . . . . . . . . .      The Columbia Energy Center

Committee . . . . . . . . .      Advisory Committee formed by the PSCW to
                                 recommend changes in the structure and
                                 regulation of the electric utility
                                 industry in Wisconsin

Communications. . . . . . .      WPS Communications, Inc.

Company . . . . . . . . . .      WPS Resources Corporation

CPCN. . . . . . . . . . . .      Certificate of Public Convenience and
                                 Necessity

DNR . . . . . . . . . . . .      Wisconsin Department of Natural
                                 Resources

DOE . . . . . . . . . . . .      U. S. Department of Energy

Edgewater*. . . . . . . . .      The Edgewater Unit 4 power plant

Enrichment Corporation. . .      United States Enrichment Corporation

EPA . . . . . . . . . . . .      U. S. Environmental Protection Agency

FERC. . . . . . . . . . . .      Federal Energy Regulatory Commission

INPO. . . . . . . . . . . .      Institute of Nuclear Power Operations

Kewaunee* . . . . . . . . .      Kewaunee Nuclear Power Plant

MG&E. . . . . . . . . . . .      Madison Gas and Electric Company

MPSC. . . . . . . . . . . .      Michigan Public Service Commission

NERCO . . . . . . . . . . .      NERCO Coal Company

NNAB. . . . . . . . . . . .      National Nuclear Accrediting Board

NTS . . . . . . . . . . . .      Network Transmission Service

Nuclear Policy Act. . . . .      Nuclear Waste Policy Act of 1982

Packerland. . . . . . . . .      Packerland Energy Services, Inc.

Policy Act. . . . . . . . .      The National Energy Policy Act of 1992

Polsky. . . . . . . . . . .      Polsky Energy Corporation

PRP . . . . . . . . . . . .      Potentially responsible party

PSCW. . . . . . . . . . . .      Public Service Commission of Wisconsin

Pulliam*. . . . . . . . . .      The Pulliam generating facility

Railroads . . . . . . . . .      Soo Line and Wisconsin Central railroads

REC . . . . . . . . . . . .      The Rhinelander Energy Center, a
                                 cogeneration facility to be built
                                 adjacent to the Rhinelander Paper
                                 Company, Inc. mill in Rhinelander,
                                 Wisconsin

Rhinelander Paper . . . . .      Rhinelander Paper Company, Inc.

River Power . . . . . . . .      Wisconsin River Power Company

RTG . . . . . . . . . . . .      A regional transmission group such as
                                 the one which the Mid-America
                                 Interconnected Network companies are
                                 planning to form

Superfund . . . . . . . . .      Comprehensive Environmental Response,
                                 Compensation and Liability Act

Union . . . . . . . . . . .      Local 310 of the International Union of
                                 Operating Engineers which represents
                                 certain WPSC employees

Viking. . . . . . . . . . .      Viking Gas Transmission Company

WDG . . . . . . . . . . . .      Wisconsin Distributors Group

WEPCO . . . . . . . . . . .      Wisconsin Electric Power Company

Weston* . . . . . . . . . .      The Weston generating facility

Wisconsin*. . . . . . . . .      State of Wisconsin

WP&L. . . . . . . . . . . .      Wisconsin Power and Light Company

WPPI. . . . . . . . . . . .      Wisconsin Public Power, Inc.

WPSC. . . . . . . . . . . .      Wisconsin Public Service Corporation,
                                 the principal subsidiary of the Company

WPSE. . . . . . . . . . . .      WPS Energy Services, Inc.

- -----
* Indicates items not defined elsewhere in this report.

                                   PART I

ITEM 1.  BUSINESS

                                  A. GENERAL

   WPS Resources Corporation ("Company"), a Wisconsin corporation, was incorporated on December 3, 1993 as a subsidiary of Wisconsin Public Service Corporation ("WPSC"). On September 1, 1994, the Company, in a share-for-share exchange of common stock, acquired all of the common stock of WPSC, $4 par value, and issued to the former shareholders of WPSC shares of the Company's common stock, $1 par value. The Company operates as a holding company with both utility and non-regulated business units. It is the parent company of WPSC, a regulated electric and gas utility, and its non-regulated subsidiary WPS Leasing, Inc. Immediately after the reorganization there were two non-regulated subsidiaries of the Company, WPS Communications Inc. ("Communications") and Packerland Energy Services, Inc.("Packerland"). WPS Energy Services, Inc. ("WPSE"), a new subsidiary, was formed on October 12, 1994 for the purpose of marketing energy and related services. On January 3, 1995, Packerland was merged into WPSE in an effort to consolidate the marketing of energy and related services.
At December 31, 1994, WPSC represented 99% of the Company's consolidated assets, revenues and net income.


B.  ELECTRIC OPERATIONS

   GENERAL MATTERS. The largest communities served at retail with electricity are the cities of Green Bay, Oshkosh, Wausau and Stevens Point.

    WPSC's maximum net demand in 1994 was 1,549,000 kw which occurred on June 16. At that time, system capability was 1,819,900 kw, and after adjustments for firm purchases and sales to other utilities, WPSC's reserve capacity was 16.6%. This 1994 maximum net demand was slightly lower than the 1993 summer net peak demand. WPSC's future reserves, also adjusted for firm purchases and sales and planned capacity additions, are estimated to be above the planning criteria of a 15% minimum reserve in 1995 and 1996. See Part I,
Item 2, PROPERTIES, at page 24 for information concerning generating facilities.

   Coordinated planning for generation and transmission is a function of the Wisconsin Upper Michigan Systems of which WPSC is a member along with Wisconsin Power and Light Company ("WP&L"), Madison Gas & Electric Company ("MG&E"), Wisconsin Electric Power Company ("WEPCO"), Upper Peninsula Power Company and Wisconsin Public Power, Inc. ("WPPI"). Existing and planned interconnections with other neighboring utilities provide a further means of sharing reserve capacities and interchanging energy.

    WPSC owns 33.1% of the outstanding capital stock of Wisconsin River Power Company ("River Power"). The business of River Power consists of the ownership and operation of two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of about 35,000 kw. The output of the hydroelectric plants is sold, at the sites of the plants, to the three companies which own the outstanding capital stock substantially in proportion to their stock ownership interests.

   KEWAUNEE NUCLEAR POWER PLANT. WPSC is the operator and 41.2% owner of Kewaunee which is owned jointly with WP&L and MG&E. This plant began commercial operation in 1974. The Kewaunee capability factor was 86.6% in 1994, compared to a projected industry average of 73.7%.

   WPSC is a member of the Institute of Nuclear Power Operations ("INPO"), an organization of nuclear utilities which promotes excellence in all aspects of nuclear plant operations. INPO manages the accreditation process for industry training programs, which includes periodic accreditation of those training programs by an independent organization, the National Nuclear Accrediting Board ("NNAB"). All ten accredited training programs at Kewaunee are currently in good standing with the NNAB.

   The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. Inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately 15% heat transfer margin, meaning that full power should be sustainable with the equivalent of 15% of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. The result will be a gradual decrease in the capacity of the plant. The plant's capacity could be reduced by as much as 20% by the year 2013 when the current operating license expires. Currently, the equivalent of approximately 12% of the tubes in the steam generators are plugged with no loss of capacity. WPSC recently completed studies evaluating the economics of replacing the two steam generators at Kewaunee. The studies resulted in the conclusion that the most prudent course of action is to continue operation of the existing steam generators. WPSC continues to evaluate appropriate repair strategies, including replacement, as well as continued operation of the steam generators without replacement. WPSC also continues to fund the development of welded repair technology for steam generator tubes.

   WPSC continues to evaluate and implement initiatives to improve the performance of Kewaunee which already performs at above average levels for the industry. These initiatives include conversion from a twelve-month to an eighteen-month operating cycle beginning in the spring of 1995 and numerous other cost reduction measures. These initiatives have resulted in approximately a 25% reduction in Kewaunee operating and maintenance costs since 1991.

   Physical decommissioning of Kewaunee is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. In July of 1994, the Public Service Commission of Wisconsin ("PSCW") issued an order covering all Wisconsin utilities that have nuclear generation. The order standardizes cost escalation assumptions used in determining decommissioning liabilities. Based upon this new methodology, and considering other assumption changes, Kewaunee decommissioning costs are estimated to be $357 million in current dollars and $785 million in year of expenditure dollars. WPSC's share of Kewaunee decommissioning costs are estimated to be $147 million in current dollars. These costs are recovered currently in customer rates and deposited in external trusts. As a result of the new order, annual funding is expected to increase from approximately $4.0 million to approximately $8.7 million. On
December 31, 1994, the market value of the investments in the trusts was $64.1 million.

   Spent fuel is currently stored at Kewaunee.  The existing
capacity of the spent fuel storage facility will enable storage of the
projected quantities of spent fuel through April 2001.   WPSC is
evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million in the early 2000s could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license in 2013.

   The Low-Level Radioactive Waste Policy Act of 1980 specifies that states may enter into compacts to provide for regional low level waste disposal facilities. Wisconsin is a member of the Midwest Low Level Radioactive Waste Compact. The state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In June of 1994, the Barnwell, South Carolina disposal facility, which had been accepting Kewaunee low level radioactive waste materials, discontinued taking waste materials from outside its region. WPSC expects to have sufficient storage space of its own to satisfy low level radioactive waste disposal needs until the Ohio facility accepts low level radioactive waste materials.

   FUEL SUPPLY. WPSC's electric generation mix in 1994 compared to 1993 was: steam plants (coal), 62.6%, down from 64.7%; steam plant (nuclear), 14.5%, down from 14.6%; hydro, 2.6%, down from 3.2%; combined natural gas and fuel oil, .7%, up from .4%; and purchased power, 19.6%, up from 17.1%. Purchased power represents short-term energy purchases.

   WPSC has reduced over-all fuel costs for the fifth consecutive year. Fuel costs in 1994 compared with 1993, expressed in dollars per million BTU, were: nuclear, $.49, up from $.45; coal, $1.31, down from $1.38; natural gas, $2.77, down from $3.41; and No. 2 fuel oil, $4.15, up from $3.96.

    In 1995, WPSC will purchase almost all of the coal for its solely-owned plants from Western sources. Delivery of coal at the Pulliam plant is via railroad or lake vessel and at the Weston, Columbia and Edgewater plants via railroad.

    Pulliam and Weston Units 1 and 2 burn Powder River Basin sub-bituminous coal. WPSC has a long-term contract with one coal supplier that is expected to provide approximately two-thirds of the projected 1995 coal requirements for Unit 3 at Weston. The coal contract will provide low sulfur Powder River Basin coal for a term ending in 2016. The remainder of the coal for solely-owned generating facilities is purchased under short-term agreements of two years or less.

   During 1991, WPSC bought-out the coal supply agreement with NERCO Coal Company ("NERCO") and the corresponding rail transportation contracts with the Soo Line and the Wisconsin Central ("Railroads"). WPSC paid approximately $34 million to NERCO and the Railroads as compensation for relief of all contractual obligations. The PSCW has ruled that the railroad and coal contract buyout costs may be recovered in customer rates subject to a benefits test. Management believes it will meet the benefits test and therefore recover in future rates all of the buyout costs because the cost of replacement coal plus the buyout costs as amortized and a return on the unamortized portion of the buyout costs are less than the costs under the original contracts. In the Wisconsin jurisdiction, the remaining unamortized buyout costs of $15.4 million will be recovered during 1995 and 1996. The Federal Energy Regulatory Commission ("FERC") issued an order on November 15, 1994 allowing recovery of all but approximately $3.6 million of NERCO buyout costs through a monthly surcharge rate over the period January 1993 through December 2005.
The portion of the $3.6 million disallowance allocable to the FERC jurisdiction will not be determined until the end of 1995. Management believes that it is likely that the disallowance allocable to the FERC jurisdiction will not exceed the $625,000 write off taken in 1993 in anticipation of the disallowance. WPSC will accrue and recover carrying charges on the unrecovered balance.

   WPSC also has a 31.8% ownership share in Columbia and a 31.8% ownership share in the Edgewater Unit 4, both of which are operated by WP&L which has coal procurement responsibilities for these units. Columbia, with two 527 megawatt units, uses coal from the Wyoming-Montana coal fields. One hundred percent of the low sulfur coal for Unit 1 is supplied under terms of a contract which expires in 2004. The entire low sulfur coal supply for Unit 2 is supplied from the Southern Powder River Basin under short-term contracts. Edgewater uses a blend of bituminous and sub-bituminous Powder River Basin coal both of which are acquired under short-term contracts.

    In 1989, the PSCW concluded that WP&L did not properly administer a coal contract for Columbia, which is owned 31.8% by WPSC, 46.2% by WP&L and 22.0% by MG&E, and ordered WP&L to refund $9 million to the customers of WPSC, WP&L and MG&E proportionately according to the ownership shares of each utility in Columbia. WP&L appealed the PSCW decision, and that PSCW action was found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. On February 8, 1994, the Wisconsin Supreme Court upheld the decision of the Wisconsin Court of Appeals.

   The supply of nuclear fuel for Kewaunee requires the purchase of uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of the enriched uranium into usable fuel assemblies.
After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the plant site. Permanent storage is addressed below. There are presently no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee follows:

(a) Requirements for uranium are met through spot or contract purchases. An inventory policy, which takes advantage of economical spot market purchases of uranium, results in WPSC maintaining inventories sufficient for three reactor reloads of fuel.

(b) Uranium hexafluoride from inventory and from spot market purchases was used to satisfy converted material requirements in 1994. WPSC intends to purchase future conversion services on the spot market.

(c) In 1994, enriched uranium was procured from COGEMA, Inc. pursuant to a contract executed in 1983 and last amended in 1993.
        Enrichment services were purchased from the United States Enrichment Corporation ("Enrichment Corporation") under the terms of the utility services contract which is in effect for the life of Kewaunee. WPSC is committed to take 70% of its annual enrichment requirements in 1995, and in alternate years thereafter, from the Enrichment Corporation.

(d) Fuel fabrication requirements through June 15, 1995 are covered by contract. WPSC is finalizing a contract for fuel fabrication extending through 2001.

(e) Beyond the stated periods set forth above, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and spent fuel storage will have to be procured. WPSC anticipates the prices for the foregoing will increase.

   Pursuant to the Nuclear Waste Policy Act of 1982 ("Nuclear Policy Act"), the U. S. Department of Energy ("DOE") has entered into a contract with WPSC to accept, transport and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by DOE at one mill per net kilowatt hour of electricity generated and sold by Kewaunee. An additional one-time fee was paid to DOE for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

   The Nuclear Policy Act provides that both the federal government and the nuclear utilities fund the decontamination and decommissioning of the three gaseous diffusion plants in the United States. Utility contributions will be collected through a special assessment based on a utility's percentage of uranium enrichment services purchased through the date of enactment compared to total enrichment sales by the DOE. The owners of Kewaunee are required to pay approximately $19.2 million in current dollars over a period of fifteen years. At December 31, 1994, the remaining liability was $15.4 million of which WPSC's share is $6.3 million. The payments are subject to adjustment for inflation.

   RHINELANDER ENERGY CENTER. WPSC has identified the need for additional power supply late in this decade. To satisfy this need, WPSC has signed a thirty-five year steam and electrical sales agreement with Rhinelander Paper Company, Inc. ("Rhinelander Paper") which likely will be amended to reflect continuing negotiations between the parties. This agreement provides for WPSC to construct, own and operate the Rhinelander Energy Center ("REC"), a 122 megawatt cogeneration facility, with an estimated cost of $169 million, adjacent to Rhinelander Paper's mill in Rhinelander, Wisconsin. Rhinelander Paper will purchase and use steam from the facility in its paper processes. On September 24, 1993, WPSC initiated the filing process for a Certificate of Public Convenience and Necessity ("CPCN") which must be issued by the PSCW to permit construction of the REC. Action by the PSCW on the application is being carried out under a recently developed two-stage CPCN process regulated by the PSCW. In the first stage, WPSC requested proposals from electric generating plant project developers and compared them to the proposed REC. On December 21, 1994, the PSCW issued its order approving WPSC's REC project as the least cost solution to WPSC's capacity needs. One unsuccessful bidder, Polsky Energy Corporation ("Polsky") petitioned for a rehearing of the PSCW's decision. The PSCW has agreed to consider Polsky's allegations regarding the accuracy of certain computations related to WPSC's successful bid. On March 9, 1995, in response to the Polsky petition, the PSCW affirmed their original decision in holding that the REC remains the least cost alternative which will satisfy WPSC's additional capacity needs. WPSC is proceeding with stage two of the CPCN process to obtain PSCW authorization to construct the REC, a process which is expected to result in a final decision on the CPCN in the second half of 1995 in order to have the facility in service in the summer of 1998.

   OTHER MATTERS. On January 14, 1994, WPSC submitted its Advance Plan 7 filing to the PSCW. It was updated on April 29, 1994. This plan identifies both the demand side and supply side needs of WPSC through the year 2013. Preliminary plans indicate that demand side management programs will reduce the need for additional electric capacity by 269 megawatts. Supply side generation forecasts indicate the need for peaking generating units in 2001, 2002, 2004 and 2005 (combustion turbines of 75 megawatts each), an intermediate generating unit in 2009 (215 megawatt combined-cycle gas-fired unit), and a peaking generating unit in 2013 (75 megawatt combustion turbine). The plan also includes 122 megawatts of cogeneration from the REC as discussed above. Other smaller scale renewable projects are included in the plan. Pulliam Units 3 and 4 are included in the plan as being retired in 1998. They began operating in the 1940's. Advance Plan 7 must go through the regulatory review process. Hearings started in November of 1994 and are scheduled to conclude in May of 1995.

    WPSC is developing and implementing strategies to deal with issues raised by the National Energy Policy Act of 1992 ("Policy Act"). The Policy Act's provisions for transmission access should have minimal impact on WPSC because WPSC already has transportation tariffs on file at the FERC. The generation provisions of the Policy Act could create additional competition in that market; however, generation opportunities for WPSC also could increase.

   Regionally, the member companies of the Mid-America
Interconnected Network, of which WPSC is a member, are planning the formation of a regional transmission group ("RTG") that will open up the entire transmission grid within the network to member companies and others who choose to participate. It will then be easier than ever to transport electric power from one purchaser to another. FERC must approve the agreement for the formation of a RTG.

    WPSC faces increased competition in the wholesale power market. This may result in the loss of certain wholesale customers and reduced margins. WPSC intends to compete aggressively to retain wholesale load.

   In October of 1992, WPPI notified WPSC that it was ending its agreement to purchase power effective in October of 1997. WPPI is a wholesale customer which buys 66 megawatts from WPSC for resale to municipal utilities in Algoma, Eagle River, New Holstein, Sturgeon Bay and Two Rivers. WPPI has entered into an agreement to buy power from another Wisconsin utility during the period 1997 to 2009. Also, WPSC has negotiated a new power supply agreement with the City of Wisconsin Rapids.

   Although 12% of electric revenues come from sales to twenty paper mills, resulting in a relatively high and favorable load factor, there is no single customer or small group of customers, the loss of which would have a materially adverse effect on the electric business of WPSC.

   In August of 1994, WPSC received approval from the PSCW to construct a portion of a jointly owned 138 Kv transmission line extending from New London to Stevens Point. WPSC's share of the sixty mile transmission project will cost approximately $14.9 million; the remaining $9.6 million cost of the project is the responsibility of WEPCO and WP&L. Completion of the project is expected by early 1997. In the same order, the PSCW denied an application by WPPI to build and own the project facilities as a means to reduce its overall power supply costs. WPSC, WEPCO and WP&L offered, and were ultimately ordered, to file Network Transmission Service ("NTS") tariffs with the FERC that would offer comparable use on their transmission systems. WPSC tendered its NTS tariff for filing with the FERC in September of 1994. Currently, the NTS tariff is under review by the FERC and intervenors.

   WPSC also is waiting for a ruling from the PSCW regarding the Wausau to Abbotsford transmission project, which is part of a larger transmission interface project with Northern States Power Company, consisting of the rebuild of approximately twenty-three miles of 115 Kv transmission line. The cost of the project is estimated to be $4.2 million.

   Applications for relicensing of WPSC's Caldron Falls, High Falls, Johnson Falls, Sandstone Rapids, Potato Rapids, Peshtigo, Grand Rapids and Jersey Projects were submitted to the FERC in December of 1991. These licenses, representing 30 megawatts of hydroelectric generating capacity, expired in December of 1993. Since the FERC had not considered WPSC's applications at the license expiration dates, the licenses have been extended on an annual basis until FERC acts on the applications. Application to the FERC for relicensing of WPSC's Wausau Project was submitted in June of 1993. The license for this project expires in June of 1995 and represents 5,400 kilowatts of capacity.

   In the fall of 1994, the PSCW initiated a proceeding to assess the future of utility regulation in Wisconsin and to investigate the structure necessary for utilities to compete in the new electric marketplace. Public meetings have been held to identify the relevant issues. This matter is discussed in more detail in Part I, Item 1E, REGULATORY MATTERS, at page 21.

   Electric research and development expenditures totaled
$2.3 million for 1994, $2.1 million for 1993 and $2.0 million for 1992. These expenditures were made for WPSC sponsored projects and were primarily charged to electric operations.

   FINANCIAL SUMMARY. The following table sets forth the revenues, operating income and identifiable assets attributable to electric utility operations:

                                       YEAR ENDED DECEMBER 31
                                    1994         1993       1992
                                             (thousands)

Electric Operating Revenues       $480,816     $493,256   $477,625

Operating Income, Including
Allowance For Funds Used
During Construction               $ 95,392     $106,160   $ 98,772

Identifiable Assets               $937,481     $938,951   $951,074


          See Note 7 in Notes to Consolidated Financial Statements.

ELECTRIC OPERATING STATISTICS
=========================================================================================================
                                     1994        1993        1992        1991        1990        1984
- ---------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                 $163,381    $165,568    $156,659    $158,014    $145,114    $135,833
Small commercial and industrial       137,323     140,678     136,164     134,314     125,575     107,436
Large commercial and industrial       118,121     123,920     115,147     111,037     108,549     102,032
Resale and other                       61,991      63,090      69,655      67,912      69,667      60,119
- ---------------------------------------------------------------------------------------------------------
Total                                $480,816    $493,256    $477,625    $471,277    $448,905    $405,420
=========================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                2,406,479   2,349,307   2,268,685   2,319,972   2,183,644   1,927,985
Small commercial and industrial     2,555,488   2,444,548   2,384,098   2,388,787   2,282,412   1,746,532
Large commercial and industrial     3,468,390   3,296,254   3,016,329   2,854,519   2,819,507   2,325,165
Resale and other                    2,121,660   2,060,804   2,078,057   2,004,925   2,002,351   1,470,282
- ---------------------------------------------------------------------------------------------------------
Total                              10,552,017  10,150,913   9,747,169   9,568,203   9,287,914   7,469,964
=========================================================================================================
Customers served (End of period)
Residential and farm                  316,442     310,336     304,404     298,194     293,733     267,461
Small commercial and industrial        36,491      35,683      34,783      33,981      33,355      29,591
Large commercial and industrial           164         137         129         125         127         111
Resale and other                          796         794         825         908         944         475
- ---------------------------------------------------------------------------------------------------------
Total                                 353,893     346,950     340,141     333,208     328,159     297,638
=========================================================================================================
Annual average use (Kwh)
Residential and farm                    7,688       7,649       7,538       7,845       7,495       7,269
Small commercial and industrial        70,931      69,532      69,394      70,962      69,427      59,517
Large commercial and industrial    22,091,659  24,416,697  23,750,625  22,476,532  22,737,961  21,529,302
=========================================================================================================
Average kwh price (Cents)
Residential and farm                     6.79        7.05        6.91        6.81        6.65        7.05
Small commercial and industrial          5.37        5.75        5.71        5.62        5.50        6.15
Large commercial and industrial          3.41        3.76        3.82        3.89        3.85        4.39
=========================================================================================================
Production capacity (Kw)
Steam                               1,269,240   1,269,240   1,269,240   1,269,240   1,269,240   1,269,240
Nuclear                               221,000     221,000     221,000     221,000     221,000     221,000
Hydraulic                              64,786      64,786      64,786      64,786      64,786      64,236
Combustion turbine                    239,700     239,700     156,200     156,200     156,200     156,200
Other                                   4,040       4,040       4,040       4,040       4,040       4,040
Interest in Wis. River Power Co.       11,667      11,667      11,667      11,667      11,667      11,667
- ---------------------------------------------------------------------------------------------------------
Total system capacity               1,810,433   1,810,433   1,726,933   1,726,933   1,726,933   1,726,383
=========================================================================================================
Generation and purchases
(Thousands of Kwh)
Steam                               7,047,511   7,004,634   6,796,975   6,731,857   6,641,716   5,443,590
Nuclear                             1,631,003   1,572,696   1,622,279   1,512,712   1,606,898   1,569,519
Hydraulic                             292,617     346,386     325,663     326,212     252,806     307,911
Purchases and other                 2,243,021   1,849,047   1,628,326   1,603,161   1,368,396     649,557
- ---------------------------------------------------------------------------------------------------------
Total                              11,214,152  10,772,763  10,373,243  10,173,942   9,869,816   7,970,577
=========================================================================================================
System peak - firm (Kw)             1,549,000   1,548,000   1,494,000   1,592,000   1,516,300   1,202,900
=========================================================================================================
Annual load factor                     76.66%      74.29%      74.03%      69.44%      72.61%      73.57%
=========================================================================================================

                              C.  GAS OPERATIONS

   GENERAL MATTERS. At December 31, 1994, WPSC provided natural gas distribution service to 191,551 customers in 138 cities, villages and towns in Northeastern Wisconsin and 4,998 customers in and around Menominee, Michigan. The principal Wisconsin cities served include Green Bay, Oshkosh, Sheboygan, Marinette, Two Rivers, Stevens Point and Rhinelander.

   WPSC transported 58,508,511 dekatherms of gas of which 34,757,372 dekatherms were for resale during the year ended
December 31, 1994. At the end of 1994, WPSC had 117 end-user customers who purchased their gas directly from suppliers and contracted with transporters, including WPSC, to transport the gas to their points of use. A total of 23,751,139 dekatherms was transported for these customers. During 1994, several transportation customers returned to purchasing their gas requirements from WPSC. Load loss due to fuel switching has been minor because customers have been able to purchase transportation gas from suppliers at competitive prices.

   Since WPSC has a purchased gas adjustment provision as part of its customer rates, it recovers all of its purchased gas costs from customers. This allows WPSC to receive the same margin (gas revenues less cost of gas) on therm sales to customers who purchase natural gas from WPSC as it receives from transportation customers.

   WPSC retains a gas supply consultant who assists in creating a gas supply portfolio to match its gas load profile at the lowest reasonable cost. The portfolio is based on twenty-year gas peak day and annual sales forecasts and is structured to place WPSC in an optimum gas purchasing position. WPSC has entered into seventeen gas supply contracts with fourteen suppliers with terms from five months to six years with domestic suppliers and ten years with Canadian suppliers. There are nine years remaining on the contracts with Canadian suppliers. The large majority of gas is competitively priced based on a monthly spot price index. The gas supply contracts contain a gas inventory charge as well as corporate warranties to assure gas deliverability for the term of the contract.

   Peak day design requirements of 340,777 dekatherms per day is based on a 1994-1995 peak day forecast at -20 degrees Fahrenheit. An additional 11,295 dekatherms per day, or 3.3%, of reserve capacity allows for growth and any unforeseen needs. Peak day requirements will be served by 117,657 dekatherms per day from transportation gas, and 223,120 dekatherms per day from storage gas. WPSC has access to eleven BCF of storage capacity in Michigan. Storage gas is purchased and stored during the summer for redelivery during the heating season. WPSC has purchased 0.1 BCF of underground salt dome storage in Louisiana to protect against a supply area gas shortage.

    WPSC transports gas from Louisiana, the Gulf of Mexico, the Texas-Oklahoma Panhandle area and Canada under contracts with ANR Pipeline Company ("ANR") for domestic gas and Viking Gas Transmission Company ("Viking") for Canadian supplies. On November 1, 1993, FERC

Order 636 became effective for ANR. Order 636 prohibits pipeline companies, such as ANR, from bundling gas merchant services with transportation services. Thus, Order 636 shifts gas supply responsibilities to local distribution companies, such as WPSC, while the pipeline companies continue to transport gas owned by others. Pipeline transportation rates are governed by tariffs which are subject to adjustment by the pipeline companies with the approval of the FERC. As a result of restructuring under Order 636, effective November 1, 1993, WPSC contracted for its pro rata share of pipeline capacity from each of ANR's three supply areas: Southeast, Southwest, and Canada. The initial term of each contract was for ten years with the right to extend in five-year increments. In addition, WPSC has preexisting capacity on Viking for delivery of Canadian gas with a term of four years with a right to extend.

   Order 636 mandates a straight fixed variable rate design which loads all fixed costs into the reservation charge. Based on rates effective May 1, 1994, pipeline company reservation charges for 1995 will total approximately $41.3 million. WPSC also has a no-notice service to accommodate load swings caused by unexpected system requirements.

   On December 30, 1994, in FERC Docket No. TM 95-3-48-000, ANR filed its sixth annual reconciliation of the take-or-pay buyout/buydown costs recovered through monthly charges. These costs, which represent 75% of ANR's total take-or-pay buyout/buydown costs paid to their gas suppliers, are being passed on to ANR's customers, including WPSC. WPSC's remaining fixed charge obligation for the two take-or-pay dockets still outstanding is $41,930. Monthly fixed charge payments and volumetric payments are scheduled to be made through April 1998. All such costs are expected to be recovered from customers pursuant to established policies of the PSCW.

   ANR, as a result of its FERC Order 636 compliance filing, will recover various transition costs from its customers, including WPSC. WPSC expects to recover ANR transition costs in future customer rates. These costs include purchased gas adjustment costs of which WPSC's share is approximately $3.7 million. In addition, ANR has upstream pipeline capacity costs of between $85 million and $275 million of which WPSC's share is approximately 10%. The exact amount cannot be determined at this time.

   WPSC is currently being billed for ANR's above-market costs of gas purchases from the Dakota Gasification Plant. The potential total amount of these billings is undetermined at this time. The 1994 allocation of these costs was $3.2 million, and the 1995 allocation is expected to be $3.3 million. WPSC, as part of the Wisconsin Distributors Group ("WDG"), is contesting the legality of the Dakota Gasification Plant costs provision and is paying these costs under protest subject to refund. A hearing before the District of Columbia Circuit Court could take place in 1995.

   WPSC is a member of the WDG which utilizes a Washington, D.C. legal counsel to monitor FERC activities and advise the group. The group files testimony and interventions in cases that impact its members. WPSC is also advised by the same Washington, D.C. legal counsel. WPSC files interventions in cases to protect its interests as they may be different from the group.

   All of WPSC's Wisconsin retail natural gas rates contain a purchased gas adjustment clause which provides for tracking changes for wholesale costs and an annual true-up of such costs. The PSCW reaffirmed this purchased gas adjustment clause/true-up mechanism in WPSC's 1994 rate order. WPSC's Michigan retail rates include a gas cost recovery plan under procedures authorized by the Michigan Public Service Commission ("MPSC") in 1983. Both the PSCW and the MPSC have approved mechanisms to allow for full recovery of take-or-pay and transition related costs which the FERC has authorized ANR to pass on to its customers.

   WPSC is aggressively seeking new natural gas customers resulting in the addition of about 6,557 new customers in 1994. Growth in natural gas customers results from adding new customers in existing service areas and from the acquisition of new natural gas distribution franchises. At December 31, 1994, five applications for new gas distribution franchises were pending before the PSCW.

   WPSC uses gas for power generation in peaking turbines and for ignition and flame stabilization at its Weston Unit 3 and Pulliam generating plants.

   One large industrial customer is in a geographical location which would allow for its direct connection to the ANR system. A special rate designed to keep this customer on WPSC's distribution system has been approved by the PSCW. The customer has requested a bypass to connect directly to the ANR system, but remains a WPSC transportation customer. There is no single customer or small group of customers, the loss of which would have a materially adverse effect on the natural gas business of WPSC.

   FINANCIAL SUMMARY. The following table sets forth the amounts of revenues, operating income and identifiable assets attributable to gas utility operations:


                                       YEAR ENDED DECEMBER 31
                                    1994          1993         1992
                                              (thousands)

Gas Operating Revenues             $192,979     $187,376    $157,177

Operating Income, Including
Allowance For Funds Used During
Construction                       $ 10,419     $ 10,691    $  7,579

Identifiable Assets                $191,349     $184,880    $158,314


         See Note 7 in Notes to Consolidated Financial Statements.

GAS CONSOLIDATED OPERATING STATISTICS
=========================================================================================================
                                            1994       1993       1992       1991        1990      1984
- ---------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                               $104,020  $110,541     $93,234    $94,274     $84,030   $97,114
Small commercial and industrial             18,586    20,254      15,796     15,557      13,833    17,941
Large commercial and industrial             45,115    47,091      33,676     34,396      31,789   121,721
Other                                       25,258     9,490      14,471      7,995      10,416     1,995
- ---------------------------------------------------------------------------------------------------------
Total                                     $192,979  $187,376    $157,177   $152,222    $140,068  $238,771
=========================================================================================================
Therms delivered (Thousands)
Residential                                187,355   192,053     182,603    184,042     169,406   165,808
Small commercial and industrial             38,568    41,385      38,060     36,743      33,301    35,168
Large commercial and industrial            115,939   108,068      88,516     87,506      82,496   267,951
Other                                       56,961     6,337       3,718      5,414       5,729     1,985
- ---------------------------------------------------------------------------------------------------------
Total therm sales                          398,823   347,843     312,897    313,705     290,932   470,912
Transportation                             234,149   220,672     232,578    228,991     215,421        -
- ---------------------------------------------------------------------------------------------------------
Total                                      632,972   568,515     545,475    542,696     506,353   470,912
=========================================================================================================
Customers served (End of period)
Residential                                178,992   172,902     168,349    164,392     160,956   143,229
Small commercial and industrial             14,689    14,571      14,248     13,635      13,084    11,301
Large commercial and industrial              2,867     2,508       2,178      2,360       2,388     2,491
Interdepartmental                               30         1           1          1           1         1
Transportation customers                       117       127         161        165         170         -
- ---------------------------------------------------------------------------------------------------------
Total                                      196,695   190,109     184,937    180,553     176,599   157,022
=========================================================================================================

                        D. NON-REGULATED BUSINESSES

        WPSE is engaged in the marketing of energy and related services. Packerland, which had been formed to take advantage of the natural gas marketing opportunities created by FERC Order 636 which became effective in November of 1993, was merged into WPSE on January 3, 1995.

   Communications was formed in 1985 to be a partner in the NorLight fiber optics telecommunications partnership. In 1991, the assets of NorLight were sold. After certain administrative matters are settled, which have insignificant financial impacts, it is anticipated that Communications will be dissolved.

   In December 1994, the Company committed $4 million for a non-controlling interest in a limited liability corporation that will own and operate a waste-paper recycling facility.

   Rapidly changing technologies have been associated recently with the electric and gas utility industry. That is why the Company continues its support of UTECH, a venture capital partnership which invests in new technologies that could be applied to utility operations. The Company has $2.5 million invested in UTECH.

   The Company intends additional participation in non-regulated energy related markets and is taking steps to establish a power development business unit.



                     E.  ENVIRONMENTAL MATTERS


   GENERAL MATTERS. WPSC is subject to regulation with regard to the impact of its operations on air and water quality and solid waste disposal, and may be subject to regulation with regard to other environmental considerations by various federal, state and local authorities. The application of federal and state restrictions to protect the environment involves or may involve review, certification or issuance of permits by various federal and state authorities, including the U. S. Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). Such restrictions, particularly in regard to emissions into the air and water and solid waste disposal, may limit, prevent or substantially increase the cost of the operation of WPSC's generating facilities and may require substantial investments in new equipment at existing installations. They may also require substantial investments for proposed new projects and may delay or prevent authorization and completion of the projects. WPSC cannot forecast other effects of all such regulation upon its generating, transmission and other facilities, or its operations, but believes that it is presently meeting existing requirements.

   AIR QUALITY. The plants which WPSC operates are in compliance with all current sulfur dioxide and nitrogen oxide emission standards.

   The Federal Clean Air Act Amendments of 1990 ("Act") were enacted in 1990. The Act requires reductions in sulfur dioxide in 1995
(Phase I) to meet limitations based on an emission rate of 2.5 pounds per million BTUs multiplied by a historical generation baseline for Pulliam Unit 8 and Edgewater Unit 4 generating units. The Act requires further reductions beginning in the year 2000 (Phase II). These limits are set based on an emission rate of 1.2 pounds per million BTUs multiplied by a historical generation baseline for all generating units. WPSC's generating facilities met the year 2000 standard in 1994. WPSC has achieved compliance with Wisconsin and federal sulfur dioxide emission limitations by switching to low sulfur coal.

   Because of the emission allowance system included in the Act, operations during Phase I are expected to produce surplus allowances which are expected to be available to aid in compliance with the requirements of Phase II. To the extent WPSC determines that it will have allowances available beyond its own requirements in both Phase I and Phase II, it will consider the sale of these excess allowances. The PSCW has ordered that profits from the sale of allowances must be used to benefit utility customers.

   The Act also requires the installation of low nitrogen oxide burners on several units. Low nitrogen oxide burners were installed at Pulliam Unit 8 early in 1994. Phase I of the Act allows units smaller than 100 megawatts, such as Pulliam Unit 7, to be designated Phase I units, thus building up sulfur dioxide credits. Having made this election, low nitrogen oxide burners were installed at Pulliam Unit 7 in 1994. Expenditure of $15 million to $25 million are projected through 1999 to assure continued federal and Wisconsin emission compliance under all normal operating conditions at Pulliam and Weston. Based on past experience, it is anticipated that expenditures related to sulfur dioxide and nitrogen oxide emission compliance will be recoverable in customer rates.

   Air toxic provisions in the Act will not be applied until the EPA conducts a three-year study to determine if those standards need to be applied to utilities.

   WATER QUALITY. WPSC is subject to regulation by the EPA and the DNR with respect to thermal and other discharges from WPSC's power plants into Lake Michigan and other waters of Wisconsin. Permits were reissued to WPSC for its Pulliam and Weston power plants. Various portions of those permits were challenged. These challenges have not been formally resolved, although many of the issues raised in the challenges have been resolved through informal discussions with the DNR, additional testing by WPSC and regulatory changes. Under Wisconsin law, the challenged portions of the permits are stayed, and the administrative review process is completed. It is not anticipated that any of the outstanding issues will have a material cost associated with them.

   GAS PLANT CLEANUP. WPSC is currently investigating the need for environmental cleanup of eight manufactured gas plant sites which it previously operated. WPSC engaged an environmental consultant to develop cleanup cost estimates for the two sites at which Phase II site investigations have been completed. The cleanup cost estimates for the Stevens Point and the Oshkosh sites are $1.7 million and $2.6 million, respectively. With respect to Stevens Point, the estimate assumes excavation of contaminated soils, thermal treatment of soils, disposal of treatment residuals, on-site groundwater extraction and treatment and post-cleanup monitoring for twenty-five years. The cost estimate for the Oshkosh site assumes, in addition to those items noted for Stevens Point, removal and disposal of contaminated river sediments. The consultant has yet to perform detailed investigations of the remaining six sites, and comparable information on these sites is not available.

   WPSC used the estimates for these two sites as a basis for making projections on cleanup costs at the other sites. Six of the eight sites are located adjacent to rivers. Using the Oshkosh cleanup estimate, which includes remediation of contaminated river sediments, and assuming all six sites have sediment contamination, and using the Stevens Point estimate for the two sites not adjacent to rivers, the range of future investigation and cleanup costs for all eight sites is estimated to be from $14.8 million to $29.3 million. Remediation expenditures would be made over the next thirty-four years. WPSC has recorded as a liability with an offsetting deferred charge, i.e., a regulatory asset, of $26.9 million, which represents WPSC's current estimate of cleanup costs for all eight sites. Based on discussions with regulators and a recent rate order in Wisconsin, management believes that these costs, but not the carrying costs associated with the deferred charges, will be recoverable in future customer rates.

   As additional detailed investigations are completed, three having been initiated in 1994, these estimates will be adjusted to reflect specific site data. These adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing.

   See also Part I, Item 3, LEGAL PROCEEDINGS, at page 25, for discussion of the Sheboygan Gas Plant and Oshkosh Gas Plant sites.

   OTHER SOLID WASTE DISPOSAL. On December 1, 1986, WPSC received notice from EPA-Region V that it was one of 832 potentially responsible parties ("PRP") for the cleanup of the Maxey Flats Waste Disposal Site. Documents obtained to date indicate that WPSC contributed 0.0162% of the waste disposed of at the site. A remedial investigation and feasibility study has been completed. At this time, the cost of the remedial action and EPA oversight is estimated to be about $77.5 million. The EPA has offered a buyout agreement to de minimis PRPs. Although a final agreement has not been executed, WPSC's buyout cost will be about $28,000. While liability for cleanup under the Comprehensive Environmental Response, Compensation and

Liability Act ("Superfund") program is joint and several, the amounts paid by the PRPs are usually related to their volumetric contribution of waste to the site.

   In November of 1986, WPSC was notified by the DNR that it was one of the several PRPs involved in the Holtz & Krause Landfill located in Wausau, Wisconsin. WPSC disposed of 12,516 cubic yards of non-hazardous office waste and construction debris at the site. This represents 1.02% of the total amount of waste at the site. The landfill is currently being addressed only by the DNR. The current work is not being conducted as part of the EPA's Superfund program. The DNR has selected a remedy which is estimated to cost a total of $11 million to $12 million. The DNR has agreed to contribute approximately $4.5 million toward the remedy. Also, the county in which the landfill is located has adopted a surcharge on the waste disposal fee charged at the county's landfill to raise funds to assist in the remediation. Clean Sites, Inc., a neutral cost allocation expert, was retained by the Holtz & Krause PRP Group to develop an allocation. The amount to be allocated to WPSC, $37,163, was paid to the cleanup fund in October of 1993. The DNR has indicated that it will pursue a cost-recovery action against entities that do not settle with the Holtz & Krause PRP Group. In 1994, WPSC entered into a Consent Decree that acknowledges the payment of the settlement amount, requires the settling parties to clean up the site and requires the state to pay its agreed upon contribution. In addition, WPSC entered into a "buyout" agreement with the larger contributors of waste to the site in which the larger contributors agreed to indemnify WPSC for any cost overruns up to a total site remedial cost of $20 million. If site remedial costs exceed $20 million, the cost allocation may be reopened. Most of the site work was completed in 1994.

   In March of 1987, WPSC was notified by the EPA that it was a PRP for the cost of cleaning up the Rose Chemical site in Holden, Missouri. Based on records that are available, a small amount of polychlorinated biphenyl material, about 39,000 pounds, was sent to the site. At this time, WPSC has signed a participation agreement for the cleanup and contributed $60,192 which is based on the volumetric contribution of waste and the expected total cleanup cost.

   In November of 1988, WPSC received notice from the DNR that the Sherman Street property located in Wausau, Wisconsin, had levels of lead contamination present. Based on an investigation conducted by a neighboring business, Wausau Steel, it appears that this contamination originates on an adjacent Wausau Steel property. The cleanup of the property by Wausau Steel has been completed, pending DNR approval.

   In January 1995, WPSC was notified that the EPA was seeking to recover $775,442 from several companies, not including WPSC, that sent waste drums to the J. K. Drum site in New London, Wisconsin. One of the companies notified by EPA requested WPSC to join a group to negotiate a settlement with the EPA. WPSC's records indicate that it contributed drums to the site which it believes were empty. WPSC is evaluating a response to the notice.

                            F.  REGULATORY MATTERS

   GENERAL MATTERS. Utility rates, service and securities issues of WPSC are subject to regulation by the PSCW and the MPSC, and WPSC is subject to regulation of its wholesale electric rates, hydroelectric projects and certain other matters by the FERC. It is also subject to limited regulation by local authorities. WPSC follows Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different ratemaking principles of the various jurisdictions. These include the PSCW, 89% of revenues, the MPSC, 2% of revenues and FERC, 9% of revenues. The operation of Kewaunee is subject to the jurisdiction of the U. S. Nuclear Regulatory Commission.

   In the Wisconsin jurisdiction, the rate process has been changed effective in 1995 such that retail electric and natural gas rates will be set every two years, rather than annually as has been the practice in the past. The earliest that the rates which took effect January 1, 1995 could change would be for the year 1997. Customer rates are set based on forecasted expenses and capital costs.

   Wisconsin retail rates include an electric fuel-adjustment clause based on a "cost variance range approach." This range is based on a specific estimated fuel cost for the next year. If actual fuel costs fall outside this range, a hearing may be held and an adjustment to future rates may result. Automatic fuel-adjustment clauses are used for FERC wholesale-electric and Michigan retail-electric portions of WPSC's business. WPSC has a purchased gas adjustment clause which allows it to pass on to all classes of gas customers changes in the cost of gas purchased from its suppliers, subject to PSCW and MPSC review.

   CUSTOMER RATE MATTERS.  In the Wisconsin jurisdiction, a
$17.4 million, or 4% electric rate reduction, and a $1 million, or .6% natural gas rate increase, covering a one-year period, became effective on January 1, 1994. Electric revenues were also reduced
$2 million, or .5% in May of 1994 as a result of reduced fuel costs. Customer rates for 1994 reflected an authorized rate of return of 11.3% on common equity, down from 12.3% in 1993. The return on common equity, when adjusted to reflect allowed earnings on deferred investment tax credits, amounted to 11.9% and 13.0%, respectively, for the years 1994 and 1993.

   On December 19, 1994, the PSCW approved an electric rate reduction of $10.9 million, or 2.6% to be effective on January 1, 1995 for the years 1995 and 1996. Natural gas rates remained unchanged. The rates for 1995 and 1996 reflect an authorized rate of return on common equity of 11.5% which when adjusted to reflect allowed earnings on deferred investment tax credits is 12.18%. A capital structure including 54% common equity was also approved.

   No changes were made to Michigan electric and gas rates during 1994 other than through the fuel adjustment clauses. Likewise, wholesale electric rates remained unchanged except for reductions related to fuel costs.

   PSCW INDUSTRY RESTRUCTURING PROCEEDING. On September 8, 1994, the PSCW commenced a proceeding to consider the probable costs and benefits of changing the structure and regulation of the electric utility industry in Wisconsin. Changes in federal law, improvements in the electric transmission system and technological advances suggest that now is the time to prepare for, capture and maximize the benefits of a changing and more market-oriented industry.

   At its January 24, 1995 meeting, the PSCW identified the primary objectives of the proceeding to be the creation of a system that sends accurate price signals to customers resulting in the most economically efficient use of resources; the creation of a system which maximizes, within the public interest, the number and diversity of service offerings to customers; and the creation of a system in which providers maximize economic efficiency and environmental stewardship.

   The PSCW has created an Advisory Committee ("Committee"), consisting of twenty-two members, representing various constituencies, including a WPSC member, which will examine every aspect of electric service and determine which functions, if any, should be performed by a competitive market and identify specific transitional mechanisms that may be needed to create a workable competitive market for these services. For services that have natural monopoly characteristics, the Committee will explore whether new institutional or regulatory policies could further benefit the public.

   Following a period that includes public comment on the Committee's recommendations, the Committee will submit its recommended alternatives to the PSCW which will review the recommendations along with outside comments before deciding the appropriate public policy and commencing with implementation of its decision. The work of the Committee is intended to be finished in time to allow the PSCW to prepare a final report for the legislature on recommendations for legislative changes by December 1, 1995.

   ACCOUNTING DEVELOPMENTS.  See Part II, Item 7, MANAGEMENT S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION, at page 32, for a discussion of accounting developments.

   In addition, the staff of the U. S. Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including those of WPSC, regarding the recognition, measurement and classification of nuclear decommissioning costs for nuclear generation facilities in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) the annual provisions for decommissioning could increase; and (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation. WPSC does not believe that such changes, if required, would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through customer rates.

   The PSCW certified new straight-line depreciation rates which became effective January 1, 1994 concurrent with the implementation of new customer rates. The result was a reduction in annual depreciation expense of approximately $5.8 million.

   Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future rates. At December 31, 1994, regulatory assets and liabilities amounted to $109.1 million and $66.0 million, respectively. Based on prior and current rate treatment of such deferred charges, management believes it is probable that WPSC will continue to recover these costs from ratepayers. Pursuant to a PSCW rate order, effective January 1, 1995, WPSC is to recover approximately $23.6 million of deferred regulatory costs each year.

   DIVIDEND RESTRICTIONS. WPSC is restricted by a PSCW order to paying normal dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW. Also, Wisconsin law prohibits WPSC from making loans to the Company and its non-regulated subsidiaries and from guaranteeing their obligations.



                           G.  CAPITAL REQUIREMENTS

   Anticipated construction expenditures for 1995 are $84.2 million, of which $53.1 million, $1.3 million, $24.4 million, and $5.4 million are for electric construction, nuclear fuel, gas construction, and
other construction expenditures, respectively.   Approximately 60% of
the expenditures for 1995, and 97% of the anticipated total capital expenditures of $150.6 million during 1996 and 1997, are expected to be financed through internal sources. WPSC does not expect to sell equity or long-term debt during this period. Expenditures related to the REC are not reflected in the above amounts because a subsidiary of WPSC anticipates entering into a project financing arrangement with respect to the $169 million facility.



                                 H. EMPLOYEES

   At December 31, 1994, WPSC employed 2,572 persons. Of this number, 2,093 and 479 were considered electric and gas utility employees, respectively.

   Approximately 1,070 WPSC employees are represented by Local 310 of the International Union of Operating Engineers ("Union"). During 1994, the Union ratified a new contract with WPSC which provides for work force flexibility in that, for the duration of the contract, Union employees can perform traditional union work across craft lines, perform non-union work and perform work traditionally performed by contractors; and non-union employees can perform some union work.
The current contract runs through October of 1997. There has never been a strike against WPSC by its employees.

ITEM 2.  PROPERTIES

      The following table includes information about electric generation facilities of WPSC (including those jointly-owned):

                                                              RATED
                                                           CAPACITY (a)
  TYPE           NAME           LOCATION        FUEL       (KILOWATTS)

  Steam          Pulliam        Green Bay, WI   Coal          397,000 (b)
                 Weston         Wausau, WI      Coal or Gas   493,800 (c)
                 Kewaunee       Kewaunee, WI    Nuclear       216,300 (d)
                 Columbia -
                  Units 1 & 2   Portage, WI     Coal          334,000 (d)
                 Edgewater
                  Unit 4        Sheboygan, WI   Coal          104,600 (d)
                                                            ---------
Total Steam                                                 1,545,700

Hydro                           Various                        68,900
                                (15 Plants)

Combustion                      Various         Gas or Oil    264,400 (e)
 Turbine                        (6 Plants)
 & Diesel

                                                            ---------
Total System                                                1,879,000
                                                            =========

  (a)   Based on 1994 winter capacity.

  (b)   This plant contains six units.

  (c) This plant contains three units. Two units burn only coal and the other can burn coal or natural gas.

  (d) These facilities are jointly-owned. Kewaunee is operated by WPSC; WP&L is operator of the Columbia and Edgewater units. The capacity indicated is WPSC's portion of total plant capacity based on percent of ownership.

  (e) WPSC and the Marshfield Electric and Water Department jointly own 113,300 kilowatts of combustion turbine peaking capacity which WPSC operates. The capacity included is WPSC's portion of total plant capacity based on percent of ownership.


   WPSC owns 51 transmission substations with a transformer capacity of 5,253,000 kva; 107 distribution substations with a transformer capacity of 2,821,000 kva; and 20,316 route miles of electric transmission and distribution lines. Gas properties include approximately 3,532 miles of main, 70 gate and city regulator stations and 181,078 services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

   Substantially all of WPSC's utility plant is subject to a first mortgage lien.


ITEM 3.  LEGAL PROCEEDINGS

   SHEBOYGAN GAS PLANT. In November of 1990, WPSC was notified by the DNR that it may be a PRP for environmental contamination found on property next to the Sheboygan River previously used by WPSC for the gasification of coal in the City of Sheboygan, Wisconsin (the "Sheboygan II Gas Plant"). WPSC last used the property for this purpose in approximately 1930. In 1966, the property was sold and is now owned by the City of Sheboygan. The DNR has offered WPSC the opportunity to investigate and remediate the property under an agreement with the State of Wisconsin as opposed to having the site handled by the EPA as part of the larger Sheboygan River and Harbor Superfund site. WPSC, the City of Sheboygan and the State of Wisconsin have negotiated an agreement for performing the work, and therefore, Wisconsin, and not the EPA, will be handling this matter.

   An initial study was completed on the site which confirmed the presence of contaminants that appear to be related to the Sheboygan II Gas Plant. A follow-up investigation was recommended by the environmental consultant to determine more precisely the scope of the contamination and to determine if any contamination is migrating from off-site. WPSC is awaiting approval from the DNR for the additional work. After the follow-up investigation is completed, the City of Sheboygan and WPSC will negotiate an allocation of the costs associated with cleanup of the site. Based on the initial study, and a more detailed investigation of WPSC's former Oshkosh site, it is believed that the cost of cleanup for the Sheboygan II Gas Plant site could be as much as $2.6 million. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing.


   OSHKOSH GAS PLANT. In April of 1992, WPSC received an order from the DNR directing it to complete an investigation and implement remedial activities on property owned by WPSC in the City of Oshkosh, Wisconsin. Previously, WPSC had operated a manufactured gas plant on the property from 1883 until 1946. A challenge to the order was filed on May 8, 1992, and WPSC and the DNR have negotiated the terms of a consent order. An environmental consultant conducted an investigation in late 1993 and a more detailed investigation in 1994. Based on the more detailed investigation, the cost of remediation is estimated to be as much as $2.6 million. Additional studies are planned to define further the area of contamination (primary river sediments). The results of these studies may affect the cost estimate for remediation based on the nature and extent of contamination. The City of Oshkosh has claimed that contaminated groundwater from the former gas plant property has migrated onto city-owned land. WPSC has agreed to stay the statute of limitations that may be applicable to the City of Oshkosh's claim in order to avoid the filing of a lawsuit by the City of Oshkosh. WPSC is continuing to evaluate the validity of the City of Oshkosh's claim as additional data is received. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing.

   Incorporated herein by reference are the descriptions of the various proceedings relating to environmental matters described under
D.  ENVIRONMENTAL MATTERS, at pages 16 through 19, Item 1.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.


ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information about outside directors is omitted for the reason that such information will be included in a proxy statement for the annual meeting of the shareholders which is scheduled to be held on May 4, 1995.




EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

                                         Current Position and Business                       Effective
Name and Age                            Experience During Past Five Years                      Date
- ----------------------------           ------------------------------------                 ---------
DANIEL A. BOLLOM       58              President and Chief Executive Officer                12-09-93

PATRICK D. SCHRICKEL   50              Vice President                                       12-09-93

ROBERT H. KNUTH        61              Assistant Vice President-Secretary                   12-09-93

RALPH G. BAETEN        51              Treasurer                                            12-09-93

DIANE L. FORD          41              Controller                                           12-15-94


[FN]
NOTE: All ages are as of December 31, 1994. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his or her successor shall have been duly elected and qualified, or until his or her death, resignation, disqualification or removal.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


COMMON STOCK Two-Year Comparison (1)


                              Dividends
Share Data                    Per Share              Price Range

     1994                                        High             Low

         1st Quarter            $.445           33-5/8           28

         2nd Quarter             .445           30-3/4           27-3/8

         3rd Quarter             .455           30-3/8           27

         4th Quarter             .455           28-3/8           26-1/4
                               ------

                 Total         $1.80


    1993

         1st Quarter          $ .435            34-3/4           30-1/8

         2nd Quarter            .435            35-3/8           32-1/8

         3rd Quarter            .445            36-1/2           33-3/4

         4th Quarter            .445            36               31-3/4
                              ------

                 Total         $1.76


- -----

(1) The dividends paid to public shareholders for all of 1993 and the first three quarters of 1994 were paid by WPSC. As the result of the reorganization described in Part I, Item 1A, GENERAL, at page 1, the dividend for the fourth quarter of 1994 was paid by the Company.

WPSC, the Company's principal subsidiary, is restricted by a PSCW order to paying normal dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW. Also, Wisconsin law prohibits WPSC from making loans to the Company and its subsidiaries and from guaranteeing their obligations.

Common Stock

     Listed on the New York and Chicago Stock Exchanges

     Ticker Symbol: WPS

     Transfer Agent and Registrar:

        Firstar Trust Company
        P.O. Box 2077
        Milwaukee, Wisconsin 53201

     As of December 31, 1994, there were 25,395 common stock shareholders of record.


See also Items 6 and 8 below.

ITEM 6. SELECTED FINANCIAL DATA

                    A.  CONSOLIDATED STATEMENTS OF INCOME


=========================================================================================================
CONSOLIDATED STATEMENTS OF INCOME
=========================================================================================================
Year Ended December 31 (Thousands)        1994       1993        1992       1991        1990       1984
- ---------------------------------------------------------------------------------------------------------
Operating revenues
Electric                                $480,816   $493,256    $477,625   $471,277    $448,905   $405,420
Gas                                      192,979    187,376     157,177    152,222     140,068    238,771
- ---------------------------------------------------------------------------------------------------------
Total operating revenues                 673,795    680,632     634,802    623,499     588,973    644,191
=========================================================================================================
Operating expenses
Electric production fuels                111,011    114,051     123,866    131,054     129,792    125,457
Purchased power                           38,631     30,703      29,594     32,886      27,145      6,276
Gas purchased for resale                 137,014    133,347     109,890    103,189      97,443    198,172
Other operating expenses                 148,917    148,270     135,614    128,820     117,494     83,404
Maintenance                               49,983     51,597      46,436     48,223      44,265     34,634
Depreciation and decommissioning          56,365     60,609      58,592     55,687      55,363     53,567
Taxes other than income                   26,063     25,204      24,459     23,034      23,138     20,313
- ---------------------------------------------------------------------------------------------------------
Total operating expenses                 567,984    563,781     528,451    522,893     494,640    521,823
=========================================================================================================
Operating income                         105,811    116,851     106,351    100,606      94,333    122,368
- ---------------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds
  used during construction                   108        287         494        113         451          -
Other, net                                 4,473      3,356       6,076      4,351       2,845    (1,956)
- ---------------------------------------------------------------------------------------------------------
Total other income                         4,581      3,643       6,570      4,464       3,296    (1,956)
=========================================================================================================
Income before interest expense           110,392    120,494     112,921    105,070      97,629    120,412
- ---------------------------------------------------------------------------------------------------------
Interest on long-term debt                23,407     24,393      25,662     22,127      21,289     16,205
Other interest                             1,796      1,562       1,477      2,908       3,901      4,301
Allowance for borrowed funds
  used during construction                 (139)      (200)       (542)      (193)       (306)      (154)
- ---------------------------------------------------------------------------------------------------------
Total interest expense                    25,064     25,755      26,597     24,842      24,884     20,352
=========================================================================================================
Income before income taxes                85,328     94,739      86,324     80,228      72,745    100,060
Income taxes                              29,526     32,539      28,322     26,056      23,722     43,790
Preferred stock dividends of subsidiary    3,111      3,311       3,237      3,237       3,293      5,789
- ---------------------------------------------------------------------------------------------------------
Net income                               $52,691    $58,889     $54,765    $50,935     $45,730    $50,481
=========================================================================================================
Shares of common stock outstanding
At December 31                            23,897     23,897      23,846     22,889      22,889     23,644
Average                                   23,897     23,888      23,350     22,889      22,889     23,644
Earnings per average share of common       $2.21      $2.47       $2.35      $2.23       $2.00      $2.14
Dividends per share of common stock         1.80       1.76        1.72       1.68        1.64       1.22
=========================================================================================================

                       B.  CONSOLIDATED BALANCE SHEETS

=========================================================================================================
Consolidated Balance Sheets
=========================================================================================================
Assets
=========================================================================================================
At December 31 (Thousands)                1994       1993       1992        1991       1990       1984
- ---------------------------------------------------------------------------------------------------------
Utility plant
Electric                               $1,423,316 $1,386,007 $1,354,579  $1,277,913 $1,241,346 $1,000,596
Gas                                       203,384    184,234    173,012     164,038    156,428    122,742
- ---------------------------------------------------------------------------------------------------------
Total                                   1,626,700  1,570,241  1,527,591   1,441,951  1,397,774  1,123,338
Less - Accumulated provisions for
  depreciation and decommissioning        846,505    801,056    748,427     695,586    648,398    494,931
Total                                     780,195    769,185    779,164     746,365    749,376    628,407
Nuclear decommissioning trusts, at cost    64,147     56,699     51,023      45,504     40,587          -
Nuclear fuel, net                          19,417     17,981     16,880      18,704     19,531     12,805
- ---------------------------------------------------------------------------------------------------------
Net utility plant                         863,759    843,865    847,067     810,573    809,494    641,212
=========================================================================================================
Current assets                            170,015    180,140    160,331     165,393    148,303    137,905
Regulatory and other assets               183,501    174,836    138,152      97,571     51,442     14,179
- ---------------------------------------------------------------------------------------------------------
Total assets                           $1,217,275 $1,198,841 $1,145,550  $1,073,537 $1,009,239   $793,296
=========================================================================================================


=========================================================================================================
Capitalization and Liabilities
=========================================================================================================
Capitalization
Common stock equity                      $446,540   $433,724   $413,226    $369,298   $372,132   $321,609
Preferred stock of subsidiary
  with no mandatory redemption             51,200     51,200     51,200      51,200     51,200     51,200
Preferred stock of subsidiary
  with mandatory redemption                     -          -          -           -          -     21,684
Long-term debt of subsidiary              309,945    314,225    321,498     332,907    273,349    210,481
- ---------------------------------------------------------------------------------------------------------
Total capitalization                      807,685    799,149    785,924     753,405    696,681    604,974
=========================================================================================================
Liabilities
Short-term borrowings                      22,500     21,000     20,000      13,000     35,000     36,470
Bond sinking fund requirements and
  maturing first mortgage bonds of
  subsidiary                                    -          -      8,726         235        235          -
Deferred income taxes                     126,639    138,952    169,012     160,703    150,199     51,872
Other liabilities and credits             260,451    239,740    161,888     146,194    127,124     99,980
- ---------------------------------------------------------------------------------------------------------
Total liabilities                         409,590    399,692    359,626     320,132    312,558    188,322
=========================================================================================================
Total capitalization and liabilities   $1,217,275 $1,198,841 $1,145,550  $1,073,537 $1,009,239   $793,296
=========================================================================================================

                           C.  FINANCIAL STATISTICS

=========================================================================================================
Year Ended December 31                      1994      1993      1992      1991      1990        1984
- ---------------------------------------------------------------------------------------------------------
Stock price                                 $26-3/4   $33-5/8  $31-3/4   $28-1/4    $23-5/8      $15-5/8
=========================================================================================================
Coverage
Times interest earned before income taxes     4.19      4.49      3.99      4.00       3.74        6.27
Times interest earned after income taxes      3.09      3.29      3.01      3.03       2.84        3.74
Times interest and preferred dividends
  earned after income taxes                   2.77      2.93      2.71      2.70       2.53        2.92
=========================================================================================================
Book value per share                        $18.69    $18.18    $17.33    $16.14     $16.26      $13.60
=========================================================================================================
Return on average equity                      11.4%     13.1%     13.2%     13.1%      12.1%       16.2%
=========================================================================================================
Capitalization ratios
Common equity including ESOP                  55.3      54.3      52.6      49.0       53.4        53.2
Preferred stock                                6.3       6.4       6.5       6.8        7.4        12.0
Long-term debt                                38.4      39.3      40.9      44.2       39.2        34.8
=========================================================================================================
Percent long-term debt to net utility
  plant                                       35.9      37.2      38.0      41.1       33.8        32.8
=========================================================================================================
Average rate
Bonds                                          7.1       7.1       7.8       8.2        8.0         7.6
Preferred stock                                6.1       6.1       6.3       6.3        6.3         7.6
=========================================================================================================
Shareholders
Common stock                                25,395    25,240    25,983    24,943     25,248      31,440
Preferred stock                              3,372     3,577     4,167     4,332      4,538       6,553
=========================================================================================================
Number of employees                          2,578     2,603     2,631     2,619      2,500       2,390
=========================================================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company. Over 99% of the Company's assets and revenues are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

Overview of 1994 Compared to 1993

Earnings per share declined from $2.47 in 1993 to $2.21 in 1994, or 10.5%. The most significant reason for this decrease was a Public Service Commission of Wisconsin ("PSCW") order decreasing the authorized return on common equity for WPSC from 12.3% to 11.3%, thereby reducing earnings approximately $.16 per share.

1994 Compared to 1993

Electric margins declined by $17.3 million, or 5.0%, due primarily to reduced electric rates.

______________________________________________________________________

ELECTRIC MARGINS ($000)          1994            1993           1992
______________________________________________________________________

Revenues                       $480,816        $493,256       $477,625
Fuel and purchases              149,642         144,754        153,460
______________________________________________________________________

Margin                         $331,174        $348,502       $324,165
______________________________________________________________________

Sales (Kwh 000)              10,552,017      10,150,913      9,747,169
______________________________________________________________________

Electric operating revenues decreased $12.4 million, or 2.5%, primarily due to a 4.2% reduction in Wisconsin retail rates that took effect January 1, 1994. Electric revenues also were reduced .5% in May 1994 as a result of reduced fuel costs. These decreases were partially offset by a 4.0% increase in kilowatt-hour ("kwh") sales. Residential, commercial and industrial kwh sales increased 2.4% and 4.9%, respectively, due to a warmer summer and customer growth. Wholesale kwh sales increased 3.0%.

Electric fuels and purchases increased $4.9 million, or 3.4%, reflecting increased sales, offset in part by reduced production costs. Electric production fuels decreased $3.0 million, or 2.7%, even though generation was up 1.3%. This decrease in fuel costs per kwh of 5.4% primarily was the result of purchasing less expensive coal on the spot market. Purchased power costs were higher by $7.9 million, or 25.8%. This was the result of a 19.9% increase in kwh purchases, due to the severe cold weather in the first quarter of the year, which forced WPSC to purchase expensive spot market electricity, and the Soo Line railroad strike during the second half of the year which impacted WPSC's ability to operate its coal-fired units.

Gas margins increased by $1.9 million, or 3.6%, due to customer growth.

________________________________________________________________________

GAS MARGINS ($000)               1994             1993            1992
________________________________________________________________________

Revenues                       $192,979         $187,376        $157,177
Purchase costs                  137,014          133,347         109,890
________________________________________________________________________

Margin                         $ 55,965         $ 54,029        $ 47,287
________________________________________________________________________

Volume (Therms 000)             632,972          568,515         545,475
________________________________________________________________________


The PSCW allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Maintenance expense decreased $1.6 million, or 3.1%, due to lower maintenance activity at the Kewaunee Nuclear Power Plant ("Kewaunee") and to less electric transmission and distribution maintenance.

Depreciation and decommissioning expense decreased $4.2 million, or 7.0%. The primary cause was a rate order from the PSCW which took effect January 1, 1994 reducing the annual depreciation provision by an estimated $5.8 million. This was offset by higher decommissioning expense of approximately $1.1 million.

Federal and state income taxes decreased $3.0 million, or 9.4%, due to lower earnings.

1993 Compared to 1992

Electric operating revenues increased $15.6 million, or 3.3%. This increase was the result of a 4.2% increase in kwh sales and a 2.1% rate increase for WPSC's Wisconsin retail customers that was effective January 1, 1993. This was partially offset by rate reductions totaling $1.1 million in September and November 1993 for Wisconsin retail customers due to reduced fuel costs. Residential sales increased $8.9 million, or 5.7%, due primarily to warmer summer weather. Commercial and industrial sales rose $13.3 million, or 5.3%, reflecting customer growth and the impact of the warmer weather. Wholesale sales decreased $4.5 million, or 7.4%, due to an average rate reduction for this customer class of 6.7%.

Electric production fuel costs decreased $9.8 million, or 7.9%, even though electric generation was up 2.1%. This decrease primarily was the result of less expensive coal which was purchased on the spot market. Such purchases decreased overall coal-related costs per kwh by 11.8% and reduced coal costs by approximately $14.2 million between years.

Gas operating revenues increased $30.2 million, or 19.2%. This increase primarily is due to a 10.1% increase in the cost of gas ($12.2 million), reflecting spot market volatility, a 3.2% increase in heating-degree days ($12.5 million) and a 2.3% Wisconsin retail rate increase ($5.5 million) effective January 1, 1993. Residential gas revenues increased $17.3 million, and commercial and industrial gas revenues increased $14.6 million.

Gas purchased for resale increased $23.5 million, or 21.3%, due to higher gas volumes of 10.4% and to a 10.1% higher average cost of gas per therm.

Other operating expenses increased $12.7 million, or 9.3%, primarily due to increased amortization of 1991 coal and associated rail contract buy-out costs of $2.9 million and increased electric and gas conservation expenses of $9.7 million.

Maintenance expense increased $5.1 million, or 10.9%, primarily due to additional maintenance activities at WPSC's coal-fired power plants.

Federal and state income taxes increased $5.9 million, or 21.7%, due to higher pre-tax income and the effect of an increase in the federal income tax rate from 34% to 35%, as provided in the Revenue
Reconciliation Act of 1993.


BALANCE SHEET

1994 Compared to 1993

Accrued utility revenues decreased $8.5 million as a result of unseasonably warm weather experienced in December 1994.

Long-term liabilities increased $20.6 million primarily due to higher estimates for environmental remediation of $10.4 million and post-retirement health care costs of $7.0 million.


FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. Most of the Company's capital requirements relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by analysts. Internally generated funds closely approximate the utility's cash requirements. No external funding difficulties are anticipated in the future. Pre-tax interest coverage was 4.2 times for the year ended December 31, 1994. WPSC's bond ratings are AA+ (Standard & Poor's), Aa2 (Moody's) and AA+ (Duff & Phelps).

WPSC is restricted by a PSCW order from paying dividends, without PSCW approval, of more than 109% of the previous year's common stock dividend. Also, Wisconsin law prohibits WPSC from making loans to the Company and its subsidiaries and from guaranteeing their obligations.

For the three-year period 1995 to 1997, internally-generated funds at WPSC are expected to lag behind construction expenditures, which total $235 million, by $38 million. WPSC currently expects to finance this shortfall in internally-generated funds with short-term debt. These expenditures are comprised of $148 million for electric construction, $20 million for nuclear fuel, $48 million for gas construction and $19 million for other construction expenditures. These construction costs exclude the Rhinelander Energy Center ("REC") which will be substantially funded with non-recourse project financing debt.

The PSCW has approved the REC as the preferred electric generating project to meet WPSC's expanding capacity and energy needs. This approval followed a competitive bidding process. The REC will be built and operated by non-regulated subsidiaries of WPSC. REC will be a coal-fired, 122-megawatt, $169 million cogeneration facility which will produce steam and electricity for sale to the Rhinelander Paper Company and electricity for sale to utility customers. Before construction commences, the PSCW must certify that the REC satisfies a public need. PSCW approval is expected in the second half of 1995. The plant is expected to be placed in service in 1998.

Kewaunee is currently licensed through the year 2013. Physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050. Decommissioning costs in current dollars are $147 million, and the undiscounted amount is $785 million. As of December 31, 1994, $64.1 million has been placed in external trusts to cover these future costs. Management does not anticipate decommissioning to have any negative impacts on WPSC's liquidity or capital resources, since these costs are currently funded through external decommissioning trusts.

WPSC received a two-year rate order from the PSCW which became effective January 1, 1995. This rate order decreased electric retail rates by 2.6% and kept retail gas rates at current levels. This order also increased the authorized rate of return on common equity from 11.3% to 11.5%.

Statement of Financial Accounting Standards ("SFAS") No. 112, Employers' Accounting for Post-Employment Benefits, became effective in 1994. This statement establishes the accounting and reporting standard for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The effect of this statement was not material.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, became effective in 1994. This statement establishes the accounting and reporting standard for investments in debt and marketable equity securities. This standard primarily impacts nuclear decommissioning investments. The effect of this statement was not material.

SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, also became effective in 1994. This statement establishes disclosure requirements for derivatives. As of December 31, 1994, the Company had no derivatives.


TRENDS

WPSC follows SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the utility. These include the PSCW, 89% of revenues, the Michigan Public Service Commission, 2% of revenues, and the Federal Energy Regulatory Commission ("FERC"), 9% of revenues. In addition, Kewaunee is regulated by the Nuclear Regulatory Commission. Environmental matters are primarily governed by the Environmental Protection Agency and the Wisconsin Department of Natural Resources.

The single most important development in the electric utility industry is the trend toward increased competition brought about by a combination of new legislation, changing regulation and market forces. Transmission access, mandated by the Energy Policy Act of 1992, increased competition in the wholesale power segment of the business and put pressure on profit margins. Certain segments of the industry could become deregulated. Low-cost energy producers, such as WPSC, are in a position to benefit from competitive markets.

The PSCW has initiated a proceeding to consider restructuring electric utility regulation in Wisconsin. Matters to be addressed include:

     - Whether generation, transmission and distribution functions will be allowed to exist together in the same company.

     -   Whether retail wheeling should be allowed.

     - Whether utilities should be obligated to serve those customers who have the ability to choose between alternate suppliers.

     - Whether utilities will be given the ability to price services based on market factors rather than the traditional regulatory-pricing model.

     - The treatment of stranded investment in utility plant and regulatory assets.

In order to address the complexities in the natural gas market resulting from FERC Order 636, which became effective in November
1993, the Company formed a non-regulated subsidiary, WPS Energy
Services, Inc., to market energy and related services.

WPSC has accrued $26.9 million for the future environmental remediation of eight manufactured gas plant sites which it operated previously. This accrual is based on studies at two sites and was used as the basis for projecting costs on the remaining six sites.
The range of cleanup costs for all eight sites is estimated to be from $14.8 million to $29.3 million.

These estimates will be adjusted as additional site-specific studies are completed, three of which are anticipated in 1995. Factors that can impact future cost estimates include the volume of contaminated soil and changes in remedial technology and regulatory requirements. A recent Wisconsin rate order provides that these costs may be recovered from customers over a five-year period after expenditures are incurred, but that no return on unrecovered costs is permitted.

The estimated cleanup costs presented do not take into consideration recovery from insurance carriers or other third parties. In June 1994, the Wisconsin Supreme Court ("Court") held that insurance coverage was not available for environmental cleanup costs to the extent the clean up is done to prevent or mitigate future injury. The Court also held that a notification letter from a government agency about an environmental situation did not constitute a suit, triggering the insurers' duty to defend. WPSC is exploring alternative approaches for pursuing claims against carriers in light of the decision.

In addition, WPSC has been notified that it is a minor participant in a number of waste disposal site cleanup efforts. However, no significant costs are anticipated to clean up these sites.

Federal Clean Air Act Amendments ("Act") were enacted in 1990. The Act establishes stringent sulfur dioxide and nitrogen oxide emission limitations. Wisconsin previously had enacted laws to limit sulfur emissions. WPSC meets the sulfur dioxide emission standards scheduled to take effect in the year 2000 as a result of switching to lower-sulfur fuels. However, some additional capital expenditures will be required to upgrade existing equipment and to monitor emission levels. These expenditures are estimated to be in the range of $15 million to $25 million between 1995 and 1999.

The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. Annual inspections are performed to identify degraded tubes which are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately a 15% heat-transfer margin, meaning that full power should be sustainable with the equivalent of 15% of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is not possible, and there is a gradual decrease in the capacity of the plant. The plant's capacity could be reduced by as much as 20% by the year 2013. To date, approximately 12% of the tubes have been plugged, with no reduction in capacity. WPSC continues to evaluate the operation of the steam generators without replacement and appropriate repair strategies, including replacement. WPSC also continues to evaluate and implement initiatives to improve the performance of Kewaunee which already performs at above-average levels for the industry. These initiatives include conversion from a twelve-month to an eighteen-month refueling and major maintenance cycle, beginning in the spring of 1995, and numerous other cost-reduction measures. These initiatives have resulted in approximately a 25% reduction in Kewaunee operating and maintenance costs since 1991. WPSC intends to operate Kewaunee until at least the expiration of the present operating license in 2013.

In 1995, WPSC is initiating a new demand-side management ("DSM") program which involves loans and shared savings. Prior to 1995, DSM expenditures were recovered from all customers. The new program provides that those who benefit from energy-saving programs will finance them. As of December 31, 1994, WPSC had $46.5 million of deferred DSM expenditures which will be recovered in future rates.

Local 310 of the International Union of Operating Engineers, representing 1,070 of WPSC's employees, ratified a new three-year contract with WPSC. The agreement provides for work force flexibility in that, for the duration of the contract, union employees can perform traditional union work across craft lines, perform non-union work and perform work traditionally performed by contractors; and non-union employees can perform some union work. The flexibility that this contract provides will allow WPSC to more easily adapt to the changing utility environment.


IMPACT OF INFLATION

Current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. They provide a reasonable, objective and quantifiable statement of financial results, but they do not evaluate the impact of inflation. Under rate treatment prescribed by the utility's regulatory commissions, projected operating costs are recoverable in revenues. Because forecasts are prepared assuming inflation, the majority of inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, WPSC only is allowed to recover the historical cost of plant via depreciation.

Although new rates will not be implemented in 1996 due to the two-year rate order in the Wisconsin jurisdiction, management believes inflation will be offset by the impact of customer growth and increased productivity.

- ----------------------------------------------------------------------
Description of Graphs Accompanying Management Discussion and Analysis
- ----------------------------------------------------------------------
     Heading
     -------
     RETURN ON COMMON EQUITY
     1990-1994
     Percent

     Scale
     -----
     Scale is shown on right side of graph running from 0 to 16 in increments of two.

     Description of Graph
     --------------------
     There are two bars for each year covering the years 1990 to 1994. The black bars represent the authorized return in the Wisconsin jurisdiction of 12.9%, 13.1%, 12.8%, 12.3% and 11.3%, respectively, adjusted for allowed earnings on deferred investment tax credits. The grey bars represent the earned return based on common equity excluding ESOP.

     Data Values
     -----------
     On the black bars are shown the following values, 14.0, 14.1, 13.6, 13.0 and 11.9, respectively, for the years 1990 through 1994.

     The data values for the grey bars are shown above and to the left of the bars. The values are 12.1, 13.1, 13.2, 13.1, and 11.4, respectively, for the years 1990 through 1994.

- ----------------------------------------------------------------------
     Heading
     -------
     ELECTRIC SALES
     1990-1994
     Megawatt-Hours (Thousands)

     Scale
     -----
     Scale is shown on right side of graph running from 0 to 12 in increments of two.

     Data Values
     -----------
     There is one black bar for each year. The values are 9,288, 9,568, 9,747, 10,151 and 10,552, respectively, for the years 1990 through 1994.

- ----------------------------------------------------------------------
     Heading
     -------
     GAS DELIVERIES
     1990-1994
     Therms (Millions)

     Scale
     -----
     Scale is shown on right side of graph running from 0 to 400 in increments of one-hundred.

     Data Values
     -----------
     There is one bar for each year. Each bar has two parts, a lower back part that represents natural gas transported for others, and an upper grey part that represents natural gas sold to customers.

     On the black bars are shown the following values, 215, 229, 233, 221 and 234, respectively, for the years 1990 through 1994.

     The data values for the grey bars are shown above and to the left of the bars. The values are 291, 314, 313, 348 and 399, respectively, for the years 1990 through 1994.

- ---------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         A.  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

=========================================================================================================
Year Ended December 31 (Thousands, except share amounts)          1994             1993           1992
- ---------------------------------------------------------------------------------------------------------
Operating revenues
Electric                                                         $480,816        $493,256        $477,625
Gas                                                               192,979         187,376         157,177
- ---------------------------------------------------------------------------------------------------------
Total operating revenues                                          673,795         680,632         634,802
=========================================================================================================
Operating expenses
  Electric production fuels                                       111,011         114,051         123,866
  Purchased power                                                  38,631          30,703          29,594
  Gas purchased for resale                                        137,014         133,347         109,890
  Other operating expenses                                        148,917         148,270         135,614
Maintenance                                                        49,983          51,597          46,436
Depreciation and decommissioning                                   56,365          60,609          58,592
Taxes other than income                                            26,063          25,204          24,459
- ---------------------------------------------------------------------------------------------------------
Total operating expenses                                          567,984         563,781         528,451
=========================================================================================================
Operating income                                                  105,811         116,851         106,351
- ---------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used during construction                   108             287             494
Other, net                                                          4,473           3,356           6,076
- ---------------------------------------------------------------------------------------------------------
Total other income                                                  4,581           3,643           6,570
=========================================================================================================
Income before interest expense                                    110,392         120,494         112,921
- ---------------------------------------------------------------------------------------------------------
Interest on long-term debt                                         23,407          24,393          25,662
Other interest                                                      1,796           1,562           1,477
Allowance for borrowed funds used during construction                (139)           (200)           (542)
- ---------------------------------------------------------------------------------------------------------
Total interest expense                                             25,064          25,755          26,597
=========================================================================================================

Income before income taxes                                         85,328          94,739          86,324
Income taxes                                                       29,526          32,539          28,322
Preferred stock dividends of subsidiary                             3,111           3,311           3,237
- ---------------------------------------------------------------------------------------------------------
Net income                                                         52,691          58,889          54,765
=========================================================================================================

Retained earnings at beginning of year                            287,915         271,220         256,605
Cash dividends on common stock                                    (43,014)        (42,045)        (40,150)
Other                                                                -               (149)           -
- ---------------------------------------------------------------------------------------------------------
Retained earnings at end of year                                 $297,592        $287,915        $271,220
=========================================================================================================

Average shares of common stock outstanding                         23,897          23,888          23,350
Earnings per average share of common stock                          $2.21           $2.47           $2.35
Dividend per share of common stock                                   1.80            1.76            1.72
=========================================================================================================

The accompanying notes are an integral part of these statements.

                       B.  CONSOLIDATED BALANCE SHEETS


=========================================================================================================
Assets
- ---------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                 1994                 1993
- ---------------------------------------------------------------------------------------------------------
Utility plant
Electric                                                                 $1,412,666            $1,374,662
Gas                                                                         202,903               183,798
- ---------------------------------------------------------------------------------------------------------
Total                                                                     1,615,569             1,558,460
Less - Accumulated provision for depreciation
  and decommissioning                                                       846,505               801,056
- ---------------------------------------------------------------------------------------------------------
Total                                                                       769,064               757,404
Nuclear decommissioning trusts                                               64,147                56,699
Construction in progress                                                     11,131                11,781
Nuclear fuel, less accumulated amortization                                  19,417                17,981
- ---------------------------------------------------------------------------------------------------------
Net utility plant                                                           863,759               843,865
=========================================================================================================

Current assets
Cash and equivalents                                                         13,167                 5,391
Customer and other receivables, net of reserves                              60,029                66,511
Accrued utility revenues                                                     28,820                37,314
Fossil fuel, at average cost                                                 10,505                10,208
Gas in storage, at average cost                                              15,787                19,885
Materials and supplies, at average cost                                      20,585                19,411
Prepayments and other                                                        21,122                21,420
- ---------------------------------------------------------------------------------------------------------
Total current assets                                                        170,015               180,140
=========================================================================================================

Regulatory assets                                                           109,135               110,750
Investments and other assets                                                 74,366                64,086
=========================================================================================================
Total                                                                    $1,217,275            $1,198,841
=========================================================================================================

=========================================================================================================
Capitalization And Liabilities
- ---------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                 1994                 1993
- ---------------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                        $446,540              $433,724
Preferred stock of subsidiary
  with no mandatory redemption                                               51,200                51,200
Long-term debt                                                              309,945               314,225
- ---------------------------------------------------------------------------------------------------------
Total capitalization                                                        807,685               799,149
=========================================================================================================

Current liabilities
Note payable                                                                 10,000                10,000
Commercial paper                                                             12,500                11,000
Accounts payable                                                             66,643                64,113
Accrued taxes                                                                 1,152                 3,266
Accrued interest                                                              8,068                 7,695
Other                                                                         7,494                10,735
- ---------------------------------------------------------------------------------------------------------
Total current liabilities                                                   105,857               106,809
=========================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                           126,639               138,952
Accumulated deferred investment tax credits                                  32,172                34,210
Regulatory liabilities                                                       65,995                61,434
Long-term liabilities                                                        78,927                58,287
- ---------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                            303,733               292,883
=========================================================================================================

Commitments and contingencies (See note 6)
=========================================================================================================
Total                                                                    $1,217,275            $1,198,841
=========================================================================================================


The accompanying notes are an integral part of these statements.

                 C.  CONSOLIDATED STATEMENT OF CAPITALIZATION


=========================================================================================================
At December 31 (Thousands, except share amounts)                               1994                1993
- ---------------------------------------------------------------------------------------------------------
Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                            $23,897            $23,897
Premium on capital stock                                                       145,021            145,295
Retained earnings                                                              297,592            287,915
ESOP loan guarantees                                                           (19,970)           (23,383)
- ---------------------------------------------------------------------------------------------------------
Total common stock equity                                                      446,540            433,724
========================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                              13,200             13,200
         5.04%              30,000                                               3,000              3,000
         5.08%              50,000                                               5,000              5,000
         6.76%             150,000                                              15,000             15,000
         6.88%             150,000                                              15,000             15,000
- ---------------------------------------------------------------------------------------------------------
Total preferred stock                                                           51,200             51,200
=========================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                               50,000             50,000
        7.30%                2002                                               50,000             50,000
        6.80%                2003                                               50,000             50,000
        6-1/8%               2005                                                9,075              9,075
        6.90%                2013                                               22,000             22,000
        10-1/8%              2014                                                    -              1,000
        8.80%                2021                                               60,000             60,000
        7-1/8%               2023                                               50,000             50,000
- ---------------------------------------------------------------------------------------------------------
Total                                                                          291,075            292,075
Unamortized discount and premium on bonds, net                                  (1,154)            (1,257)
- ---------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                     289,921            290,818
- ---------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                            19,970             23,383
Other long-term debt                                                                54                 24
- ---------------------------------------------------------------------------------------------------------
Total long-term debt                                                           309,945            314,225
=========================================================================================================
Total capitalization                                                          $807,685           $799,149
=========================================================================================================

The accompanying notes are an integral part of these statements.

                  D.  CONSOLIDATED STATEMENTS OF CASH FLOWS


=========================================================================================================
Year Ended December 31 (Thousands)                                 1994             1993           1992
- ---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                          $52,691        $58,889        $54,765

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     56,365         60,609         58,592
Amortization of nuclear fuel and other                               28,811         27,693         20,522
Deferred income taxes                                                (4,562)          (867)         7,266
Investment credit restored                                           (2,038)        (1,860)        (2,022)
AFUDC equity                                                           (108)          (287)          (494)
Pension funding                                                     (10,808)        (9,830)             -
Post-retirement funding                                               7,036          5,915              -
Deferred demand-side management expenditures                         (9,659)       (18,988)       (32,073)
Other, net                                                           (8,695)         6,322         (3,601)
Changes in
Customer and other receivables                                        6,482         (3,938)         3,100
Accrued utility revenues                                              8,494         (3,434)        (4,335)
Fossil fuel inventory                                                  (297)        (5,565)         2,788
Accounts payable                                                      2,530          8,813         (6,886)
Accrued taxes                                                        (2,114)         2,032          3,425
- ---------------------------------------------------------------------------------------------------------
Net cash from operating activities                                  124,128        125,504        101,047
=========================================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                          (68,680)       (68,454)       (94,669)
Allowance for borrowed funds used during construction                  (139)          (200)          (542)
Decommissioning funding                                              (7,448)        (5,676)        (5,518)
Sale of interest in combustion turbine                                     -         7,849              -
Other                                                                 2,429          3,515          2,784
- ---------------------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (73,838)       (62,966)       (97,945)
=========================================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of common stock                                     -         1,693         26,439
Proceeds from issuance of preferred stock                                  -        15,000              -
Redemption of preferred stock                                              -       (15,000)             -
Sale of first mortgage bonds                                               -       172,000         59,075
Redemption and maturities of first mortgage bonds                    (1,000)      (189,973)       (55,765)
Change in commercial paper                                            1,500          1,000          7,000
Common stock dividends                                              (43,014)       (42,045)       (40,150)
- ---------------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (42,514)       (57,325)        (3,401)
=========================================================================================================
Net increase (decrease) in cash and equivalents                       7,776          5,213           (299)
Cash and equivalents at beginning of year                             5,391            178            477
=========================================================================================================
Cash and equivalents at end of year                                 $13,167         $5,391           $178
=========================================================================================================

Cash paid during year for
Interest, less amount capitalized                                   $20,693        $21,973        $22,678
Income taxes                                                         40,333         33,177         18,301
Preferred stock dividends of subsidiary                               3,111          3,332          3,287
Construction and nuclear fuel expenditures, including
  accruals, AFUDC and customer contributions                         78,286         72,731        102,281
========================================================================================================

The accompanying notes are an integral part of these statements.

                E.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Corporate Reorganization - On September 1, 1994, WPS Resources Corporation ("Company"), pursuant to a one-for-one share exchange, acquired all of the common stock of Wisconsin Public Service Corporation ("WPSC"). As a result, WPSC became a wholly-owned subsidiary of the Company. The financial statements of the Company have been consolidated with the operations of its subsidiaries for all periods presented. As of December 31, 1994, WPSC, an electric and gas utility, represented over 99% of the Company s consolidated assets, revenues and net income.

          Preferred stock dividends of WPSC have been retroactively restated as a nonoperating expense. Thus, the Company's net income is $3.3 million and $3.2 million less than WPSC's net income for the years ended December 31, 1993 and 1992, respectively. This restatement does not impact earnings per share of common stock.

          Certain prior-period amounts in the consolidated financial statements have been reclassified to conform with current-year presentations.

     (b) Consolidation - The consolidated financial statements include the Company and its wholly-owned subsidiaries, WPS Energy Services, Inc. ("WPSE"), WPSC and WPSC's wholly-owned subsidiary, WPS Leasing, Inc. All significant intercompany transactions and accounts have been eliminated.

     (c) Utility Plant - Utility plant is stated at the original cost of construction which includes an allowance for funds used during construction ("AFUDC"). Approximately 50% of retail jurisdictional construction work in progress ("CWIP"), except for major new generating facilities which earn AFUDC on the full amount, is subject to AFUDC using a rate based on WPSC's overall cost of capital. For 1994, the retail AFUDC rate was approximately 10.1%.

          AFUDC is recorded on wholesale jurisdictional electric CWIP at debt and equity percentages specified in the FERC Uniform System of Accounts. For 1994, this rate was approximately 4.3%.

          Substantially all of WPSC's utility plant is subject to a first mortgage lien.

     (d) Property Additions, Maintenance and Retirements - The cost of renewals and betterments of units of property (as distinguished from minor items of property) is charged to utility plant accounts. The cost of units of property retired, sold or otherwise disposed of, plus removal costs, less salvage, is charged to the accumulated provision for depreciation. No profit or loss is recognized in connection with ordinary retirements of utility property units. Maintenance and repair costs and replacement and renewal of items less than units of property are generally charged to operating expense.

          In October 1993, WPSC sold, at cost, a 32% interest in a combustion turbine to a municipality for $7.8 million.

     (e) Depreciation - Straight-line composite depreciation expense is recorded over the estimated useful life of the property and includes estimated salvage and cost of removal. These rates have been approved by the Public Service Commission of Wisconsin ("PSCW"). Effective January 1, 1994, depreciation rates were revised based on new estimates which decreased annual depreciation expense by approximately $5.8 million. This decrease was considered in setting customer rates.

          ============================================================
                                          1994        1993       1992
          ------------------------------------------------------------
          Annual composite
          depreciation rates
          Electric                        3.41%       3.89%      3.87%
          Gas                             3.37%       3.81%      3.81%
          ============================================================

     (f) Nuclear Decommissioning - Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant ("Kewaunee"), currently recovered from customers in rates and deposited in external trusts. Such costs totaled $4.0, $2.4 and $2.4 million for 1994, 1993 and 1992, respectively. In July 1994, the PSCW issued a generic order covering utilities with nuclear generation. This order standardizes the escalation assumptions used in determining nuclear decommissioning liabilities. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 to 2050 are $785 million. Long-term after-tax earnings of 5.5% are assumed. As a result of this change, annual decommissioning costs recovered in customer rates in 1995 will be approximately $8.7 million. As of December 31, 1994, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling $64.1 million.

          WPSC's share of Kewaunee decommissioning costs are estimated to be $147 million in current dollars based on a site-specific study, performed in 1992, using immediate dismantlement as the method of decommissioning. As of December 31, 1994, the external trusts totaled $64.1 million and were valued at market.

          Depreciation expense includes decommissioning costs recovered in customer rates and a charge to offset earnings from the external trusts. Trust earnings totaled $2.4, $3.5 and $3.3 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     (g) Nuclear Fuel - The cost of nuclear fuel is amortized to electric production fuel expense based on the quantity of heat produced for the generation of electric energy by Kewaunee. The costs amortized to electric fuel expense (which assume no salvage values for uranium or plutonium) include an amount for ultimate disposal and are recovered through current rates. As required by the Nuclear Waste Policy Act of 1982, a contract with the Department of Energy ("DOE") has been signed, and quarterly payments are being made to the DOE for the fuel storage based on generation. Interim storage space for spent nuclear fuel is provided at Kewaunee, and expenses associated with this storage are recognized as current operating costs. Currently, there is on-site storage capacity for spent fuel through the year 2013. As of December 31, 1994 and 1993, the accumulated provisions for nuclear fuel totaled $136.5 million and $130.0 million, respectively.

     (h) Cash and Equivalents - The Company considers short-term investments with an original maturity of three months or less to be cash equivalents.

     (i) Revenue and Customer Receivables - WPSC accrues revenues related to electric and gas service, including estimated amounts for service rendered but not billed.

          As of December 31, 1994, energy conservation loans to customers amounting to $1.7 million are included in customer receivables and in investments and other assets. The carrying amount of the loans closely approximates their market value.

          Automatic fuel-adjustment clauses are used for FERC wholesale-electric and Michigan Public Service Commission ("MPSC") retail-electric portions of WPSC's business. The PSCW retail-electric portion of the business uses a "cost variance range approach." This range is based on a specific estimated fuel cost for the next year. If WPSC's actual fuel costs fall outside this range, a hearing may be held and an adjustment to future rates may result. WPSC has a purchased gas adjustment clause which allows it to pass on to all classes of gas customers changes in the cost of gas purchased from its suppliers, subject to PSCW and MPSC review.

          WPSC is required to provide service and grant credit to customers within its defined service territory and is precluded from discontinuing service to residential customers during certain periods of the year. WPSC continually reviews its customers' credit-worthiness and obtains deposits or refunds deposits accordingly. WPSC is permitted to recover bad debts in utility rates.

          Approximately 8% of WPSC's total revenues are from companies in the paper products industry.

     (j) Regulatory Assets and Liabilities - WPSC is subject to the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future rates. The following regulatory assets and liabilities were reflected in the Consolidated Balance Sheets as of December 31:

          ============================================================
          (Thousands)                           1994            1993
          ------------------------------------------------------------
          Regulatory assets
          DSM expenditures                     $46,510        $ 46,219
          Coal and rail contract
            buy-out costs                       18,228          24,269
          Environmental remediation
            costs                               27,361          16,667
          Debt refinancing costs                 5,314           7,725
          Enrichment facility fee                6,744           5,830
          Natural gas obligations                1,856           3,713
          Other                                  3,122           6,327
          ------------------------------------------------------------
          Total                               $109,135        $110,750
          ============================================================
          Regulatory liabilities
          Income tax related                   $38,599         $33,030
          Pensions                              17,342          22,021
          Conservation costs                     7,221           3,494
          Other                                  2,833           2,889
          ------------------------------------------------------------
          Total                                $65,995         $61,434
          ============================================================

          As of December 31, 1994, most of WPSC's regulatory assets are being recovered through rates charged to customers over periods ranging from two to ten years. Pursuant to a PSCW rate order, effective January 1, 1995, WPSC is to recover approximately $23.6 million of regulatory costs per year.

          Based on prior and current rate treatment of such costs, management believes it is probable that WPSC will continue to recover from ratepayers the deferred charges described above.

          See notes (1)(l) and (1)(m) for specific discussion of pension and deferred tax regulatory liabilities, and note 6 for discussion of environmental-remediation deferred costs.

     (k) Investments and Other Assets - Investments include various immaterial affiliates whose income is included in other income and deductions using the equity method of accounting. Other assets include prepaid pension assets, operating deposits for jointly-owned plants, the cash surrender value of life insurance policies and the long-term portion of energy conservation loans to customers.

     (l) Employee Benefit Plans - WPSC has non-contributory retirement plans covering substantially all employees under which annual contributions are made to an irrevocable trust established to provide retired employees with a monthly payment if conditions relating to age and length of service have been met. The plans are fully funded, and no contributions were made in 1994, 1993 or 1992. Prior to January 1, 1993, the PSCW required the recognition of the funded amounts for ratemaking purposes. Concurrent with a rate order, effective January 1, 1993, WPSC began recovering pension costs in customer rates under SFAS No. 87, Employers' Accounting for Pensions, and began returning to ratepayers, over five years, the cumulative excess of amounts recovered from customers over SFAS No. 87 costs.

          The tables below set forth the plans' funded status and expense (income).

                 ========================================================================
                 As of December 31                         1994        1993       1992
                 (Thousands, except for percentages)
                 ------------------------------------------------------------------------
                 Vested benefit obligation            $(162,435)   $(162,304)
                 Non-vested benefit obligation           (7,868)      (8,084)
                 ------------------------------------------------------------------------
                 Total actuarial present value of
                   accumulated benefit obligation     $(170,303)   $(170,388)
                 ========================================================================
                 Projected benefit obligation for
                  service rendered to date            $(231,134)   $(235,661)
                 Plan assets at fair value              329,424      342,540
                 ------------------------------------------------------------------------
                 Plan assets in excess of projected
                  benefit obligation                     98,290      106,879
                 Unrecognized net gain                  (47,670)     (59,024)
                 Prior service cost not yet recognized    6,297        7,044
                 Unrecognized net asset                 (26,920)     (30,384)
                 ------------------------------------------------------------------------
                 Prepaid retirement plan cost         $  29,997    $  24,515
                 ========================================================================
                 The net retirement plan expense
                  (income) includes the following
                   components

                Service cost                          $  6,333     $  5,935   $  4,251
                Interest cost                           17,308       16,375     15,003
                Actual return on plan assets             2,555      (37,856)   (25,826)
                Net amortization and deferral          (31,678)      11,042        463
                Regulatory adjustment to funded amount  (5,326)     (5,326)      6,109
                ------------------------------------------------------------------------
                Net retirement plan expense
                 (income)                             $(10,808)  $  (9,830)$        --
                ========================================================================
                The assumed rates for calculations
                  used in the above tables were

                Expected long-term return on
                  investments                             9.00%       9.00%       9.00%
                Average rate for future salary increases  6.25%       6.25%       6.25%
                Discount rate to compute projected
                  benefit obligation                      8.00%       7.50%       7.50%
                ========================================================================
</TABLE
          WPSC also offers medical, dental and life insurance benefits to employees, retirees and their dependents.  The expenses for active employees are expensed as incurred.  Prior to
          1993, WPSC expensed amounts related to post-retirement
          health and welfare plans to the extent that such amounts
          were funded to external trusts.

          Effective January 1, 1993, and concurrent with a rate order, WPSC adopted SFAS No. 106, Employers' Accounting for Post-
          Retirement Benefits Other Than Pensions, which requires the cost of post-retirement benefits for employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. In adopting SFAS No. 106, WPSC elected to recognize the transition obligation for current and future retirees over twenty years.

          Since 1981, WPSC has been funding amounts to irrevocable trusts as allowed for income tax purposes.

          These funded amounts have been expensed and recovered through customer rates. The investments in the trust covering administrative employees are subject to federal income taxes at a 39.6% tax rate, while the non-administrative trust is tax-exempt.

          The tables below set forth the plans' accrued post-retirement benefit obligation ("APBO") as of December 31, 1994 and 1993 and the expense provision for the years then ended.

          ============================================================
          (Thousands)                            1994         1993
          ------------------------------------------------------------
          APBO attributable to
          Retirees and dependents           $ (53,060)      $ (47,095)
          Fully eligible active plan
            participants                       (5,559)         (5,671)
          Other active plan participants      (68,084)        (66,681)
          ------------------------------------------------------------
          Total APBO                         (126,703)       (119,447)
          Fair value of plan assets            70,460          68,408
          ------------------------------------------------------------
          APBO in excess of plan assets       (56,243)        (51,039)
          Unrecognized net loss                    63            (632)
          Unrecognized transition
            obligation                         43,321          45,756
          ------------------------------------------------------------
          Accrued post-retirement
            benefit obligation              $ (12,859)       $ (5,915)
          ============================================================
          Service cost                      $   4,853        $  4,379
          Interest cost                         8,830           8,248
          Actual return on plan assets           (946)         (3,993)
          Net amortization and deferral        (1,774)          1,394
          ------------------------------------------------------------
          Post-retirement benefit cost      $  10,963        $ 10,028
          ============================================================

          The assumed expected long-term return on investments and the discount rate used to measure the APBO under SFAS No. 106 are consistent with rates used to calculate the pension plans' funded status and expense under SFAS No. 87. The assumed health care cost trend rates for 1995 are 11.5% for medical and 8.5% for dental, decreasing to 7.0% and 5.0%, respectively, by the year 2006. Increasing each of the medical and dental cost trend rates by 1% in each year would increase the total APBO as of December 31, 1994 by $24.7 million and the total net periodic post-retirement benefit cost for the year then ended by $4.1 million.

          During 1992, the cost of post-retirement health care benefits was $2.7 million. As of December 31, 1994, WPSC had approximately 1,000 retirees eligible to receive health care benefits.

          Concurrent with a rate order which was effective January 1, 1994, WPSC adopted SFAS No. 112, Employers' Accounting for
          Post-Employment Benefits, which establishes accounting and reporting standards for post-employment benefits other than those covered by SFAS Nos. 87 and 106. In connection therewith, WPSC expensed in 1994 the transition obligation of $1.8 million and recovered this cost through its customer rates.

          WPSC has a leveraged Employee Stock Ownership Plan and Trust
          ("ESOP") that held 2,240,500 shares of Company common stock
          (market value of approximately $59.9 million) at December 31, 1994. At that date, the ESOP also had loans guaranteed by WPSC and secured by the common stock. At
          December 31, 1994, these loans had recorded values of $1.8 million (bearing an interest rate of 73.5% of prime rate) and $18.2 million (bearing an interest rate of 9.33%).
          The estimated market value of these loans at December 31, 1994 totaled $20.5 million.

          Principal and interest on the loans are to be paid through WPSC contributions and through dividends on Company common stock held by the ESOP. Shares in the ESOP are allocated to participants as the loans are repaid. Tax benefits from dividends paid to the ESOP are recognized as a reduction in WPSC's cost of providing service to customers. The PSCW has allowed WPSC to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and of the employee contribution is an approximately equal sharing of benefits of the program between customers and employees.

     (m) Income Taxes - Effective January 1, 1993, WPSC adopted the liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes.
          Under the liability method, deferred income tax liabilities are established based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.
          The adoption of this accounting standard had an insignificant impact on the Company's net income. The excess deferred income taxes, resulting from taxes provided at rates greater than current rates, and the previously unrecorded deferred income taxes, have been recorded as a net regulatory liability to be refunded to customers in future years. Such net regulatory liability totaled
          $38.6 million as of December 31, 1994.

          The effective income tax rates are computed by dividing total income tax expense, including investment credit restored, by the sum of such expense and net income.
          Previously deferred investment tax credits are being restored over the life of the related utility plant. The components of income tax expense are set forth in the tables below.


                ==========================================================================================
                (Thousands,
                except for percentages)              1994                 1993                1992
                ------------------------------------------------------------------------------------------
                                                   Rate   Amount       Rate    Amount       Rate    Amount
                ------------------------------------------------------------------------------------------

                Statutory federal income tax      35.0%    $29,865    35.0%  $33,159      34.0%  $29,350
                State income taxes, net            6.2       5,232     4.9     4,636       5.2     4,518
                Investment credit restored        (2.4)     (2,038)   (2.0)   (1,860)     (2.3)   (2,022)
                Rate difference on reversal
                 of income tax temporary
                 differences                      (1.6)     (1,344)   (1.5)   (1,441)     (2.1)   (1,843)
                Dividends paid to ESOP            (1.7)     (1,445)   (1.5)   (1,434)     (1.6)   (1,381)
                Other differences, net            (0.9)       (744)   (0.5)     (521)     (0.4)     (300)
                ------------------------------------------------------------------------------------------
                Effective income tax              34.6%    $29,526    34.4%  $32,539      32.8%  $28,322
                ==========================================================================================
                Current provision
                 Federal                                   $28,681           $28,212             $18,284
                 State                                       7,445             7,054               4,794
                ------------------------------------------------------------------------------------------
                Total current provision                     36,126            35,266              23,078
                ==========================================================================================
                Deferred provision
                  (benefit)                                 (4,562)             (867)              7,266
                Investment credit
                  restored, net                             (2,038)           (1,860)             (2,022)

                ------------------------------------------------------------------------------------------
                Total income tax expense                   $29,526           $32,539             $28,322
                ==========================================================================================

          As of December 31, 1994 and 1993, the Company had the following significant temporary differences that created deferred tax assets and liabilities:

          ============================================================
          (Thousands)                      1994                  1993
          ------------------------------------------------------------
          Deferred tax assets
          Plant related                  $  50,537           $  48,853
          Other                             26,637              17,207
          ------------------------------------------------------------
          Total                             77,174              66,060
          ============================================================
          Deferred tax liabilities
          Plant related                    161,605             162,752
          DSM expenditures                  18,359              18,242
          Coal and rail contract
            buy-out costs                    7,043               9,154
          Other                             16,806              14,864
          ------------------------------------------------------------
          Total                            203,813             205,012
          ============================================================
          Net deferred tax liabilities   $ 126,639           $ 138,952
          ============================================================

(2)  COMMERCIAL PAPER AND LINES OF CREDIT

     To support outstanding commercial paper, the Company maintains unused bank lines of credit. Some of these lines may be withdrawn at the discretion of the lenders. While some cash balances represent compensating balances for credit lines and bank services, there are no legal restrictions as to withdrawal of these funds. The majority of the lines of credit require a fee based on the unused balance.

     The following information relates to short-term borrowings and lines of credit for the years indicated:

         =================================================================================================
         (Thousands, except for percentages)                       1994             1993            1992
         -------------------------------------------------------------------------------------------------
         As of end of year
         Discount rate on outstanding commercial paper             6.0%              3.4%            3.4%
         Interest rate on note payable                             6.0%              3.3%            3.5%
         Unused lines of credit                                 $22,870           $22,970         $23,150
         Compensating balance requirements                         $94                $99           $108
         =================================================================================================
         For the year
         Maximum amount of borrowings                           $26,000           $27,000         $22,500
         Average amount of borrowings                           $10,844           $12,263         $12,414
         Weighted average interest rate on borrowings              4.3%              3.2%            3.8%
         =================================================================================================

     Included in the above lines of credit are agreements with commercial banks that permit the Company to borrow up to $16 million at any time provided there is compliance with certain financial covenants. These agreements extend for thirteen months or more. As of December 31, 1994, no borrowings were outstanding under these agreements.


(3)  JOINTLY-OWNED FACILITIES

     Information regarding WPSC's share of major jointly-owned electric generating facilities in service at December 31, 1994 is as follows:

         =============================================================================
          (Thousands,                        Columbia           Edgewater
          except for percentages)          Energy Center       Unit No. 4      Kewaunee
          ------------------------------------------------------------------------------
          Ownership                             31.8%              31.8%           41.2%
          Plant capacity (Mw)                  335.2              104.9           221.0
          Utility plant in service          $107,868            $21,874        $132,227
          Accumulated provision
            for depreciation                $ 56,361            $11,562        $ 74,449

          In-service date                1975 and 1978            1969            1974
          ==============================================================================

     WPSC's share of direct expenses for these plants is included in the corresponding operating expenses in the consolidated statements of income, and WPSC has supplied its own financing for all jointly-owned projects.

(4)  LONG-TERM DEBT

     Sinking fund requirements on first mortgage bonds may be satisfied by the deposit of cash or reacquired bonds with the trustee and, for certain series, by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements.

     All series requiring the deposit of cash or reacquired bonds for sinking fund purposes have been satisfied to maturity. For those series requiring unpledged property to satisfy sinking fund requirements, the Company has adequate unpledged property to satisfy the requirement for at least ten years.

     In 1998, $50 million of 5-1/4% bonds will mature.

     As of December 31, 1994, the market value of WPSC's first mortgage bonds was $273.0 million. These bonds have a recorded value of $291.1 million. Historically, gains or losses resulting from the settlement on long-term debt obligations have been deferred as required by regulators.


(5)  COMMON EQUITY

     In June 1992, 800,000 shares of new common stock were issued. This sale increased the common stock balance by $3.2 million
     ($4 par per share) and premium on capital by $19.4 million ($24.25 per share). Also, beginning in June 1992, WPSC commenced a sale of shares to meet dividend reinvestment program ("DRP") requirements. During 1994 and 1993, no and 50,818 new shares of common stock, respectively, were issued under the DRP and 391,658 shares were available for issuance at December 31, 1994. In April 1993, WPSC stopped issuing common stock under the DRP and began purchasing common stock on the open market for shareholder reinvested dividends.

     At December 31, 1994, the Company had $296.6 million of retained earnings available for dividends; however, WPSC is restricted by a PSCW order to paying dividends of no more than 109% of the previous year's common stock dividend without PSCW approval. Also, Wisconsin law prohibits WPSC from making loans to the Company and its subsidiaries and from guaranteeing their obligations. The WPSC equity capitalization ratio at December 31, 1994 was 54% which is the same rate approved by the PSCW for ratemaking purposes.

(6)  COMMITMENTS AND CONTINGENCIES

     COAL CONTRACTS

     To ensure a reliable, low-cost supply of coal, WPSC entered into certain long-term contracts that have take-or-pay obligations totaling $323.7 million from 1995 through 2016. The obligations are subject to force majeure provisions which provide WPSC other options if the specified coal does not meet emission limits which may be mandated in future legislation. In the opinion of management, any amounts paid under the take-or-pay obligations described above would be legitimate costs of service subject to recovery in customer rates.

     GAS COSTS

     WPSC also has natural gas supply and transportation contracts that require total demand payments of $412.3 million through October 2003. Management believes that these costs will be recoverable in future customer rates.

     ANR Pipeline Company ("ANR"), WPSC's primary pipeline supplier, filed with the FERC for approval to recover a portion of certain take-or-pay costs it incurred from renegotiating its long-term gas contracts. As a result of the filing, ANR was allowed to recover a portion of these costs from its customers. WPSC began paying its share of these take-or-pay costs to ANR in 1989 and recovering these costs directly from customers through its purchased gas adjustment clause. In March 1991, the FERC approved the settlement under which WPSC will pay ANR monthly take-or-pay amounts. Additional take-or-pay claims by ANR may be filed with FERC. To date, the PSCW has granted WPSC recovery of all take-or-pay costs.

     In April 1992, the FERC issued Order No. 636 ("Order") which requires natural gas pipelines to restructure their sales and transportation services. As a result of this Order, WPSC is obligated to pay for a portion of ANRs transition costs incurred to comply with the Order. At December 31, 1994, WPSC has an accrued liability with an offsetting regulatory asset in the amount of $1.9 million for a portion of these transition costs. Though there may be additional costs, which could be significant, the amount and timing of these costs are unknown at this time. Management expects to recover these costs in future customer rates.

     WPSC will be billed $3.3 million in 1995 for their allocation of ANR's above-market costs of gas purchases from the Dakota
     Gasification Plant. WPSC is protesting the legality of these costs which could total $49.0 million through 2009.

     NUCLEAR LIABILITY

     The Price-Anderson Act provides for the payment of funds for public liability claims arising out of a nuclear incident. In the event of a nuclear incident involving any of the nation s licensed reactors, WPSC is subject to a proportional assessment which is approximately $32.7 million per incident, not to exceed $4.1 million per incident, per calendar year. These amounts represent WPSC's 41.2% ownership share in Kewaunee.

     CLEAN AIR REGULATIONS

     In 1990, the Federal Clean Air Act Amendments ("Act") were signed into law. The Act requires WPSC to meet new emission limits for sulfur dioxide and nitrogen oxide in 1995 (Phase I) and in the year 2000 (Phase II). Since Wisconsin had already mandated reduced sulfur dioxide emissions by 1993, which were lower than the Federal levels mandated for 1995, WPSC was already working on lowering emissions. WPSC has complied cost effectively with both the Federal and Wisconsin sulfur dioxide laws primarily through fuel-switching. WPSC was in compliance with the Wisconsin sulfur dioxide limits and the Federal Phase II limits in 1994.

     The final Federal regulations for nitrogen oxide are not known at this time; however, based on draft rules, WPSC expects to make additional capital expenditures in the range of $15 million to $25 million between 1995 and 1999 for Wisconsin and Federal air quality compliance. Management believes that all costs incurred to comply with these laws will be recoverable in future customer rates.

     MANUFACTURED GAS PLANT REMEDIATION

     WPSC currently is investigating the need for environmental clean up of eight manufactured gas plant sites which it previously operated. An environmental consultant has been engaged to develop cost estimates. These estimates are based upon an investigation of two of the sites and assumes excavation of impacted soils, thermal treatment of soils, on-site groundwater extraction and treatment and post-clean up and monitoring for twenty-five years. The consultant has not yet performed detailed investigations of the remaining six sites and, therefore, comparable information on these sites is not available.

     WPSC used the estimates for these two sites as a basis for making projections on cleanup costs at the other sites because of certain similar characteristics at the other sites. Thus, for all sites, cleanup costs reflecting anticipated inflation, current technology and no change in regulatory requirements are estimated to be in the range of $14.8 million to $29.3 million. Management has accrued $26.9 million for future cleanup costs for all eight sites which will be spent over the next thirty-four years. However, as further investigations are performed on all sites, this estimate may change significantly.

     The $26.9 million estimate has been recorded as a liability with an offsetting deferred charge (regulatory asset). Based on a recent rate order, these costs (less any insurance recoveries) will be recoverable in future rates as expenditures are made. However, carrying costs are not recoverable.

     As additional site-specific studies are completed (three are anticipated in 1995), these estimates will be adjusted to reflect site-specific data. Other factors that can impact these estimates are the volume of contaminated soil, changes in remediation technology and regulatory requirements.

     In June, the Wisconsin Supreme Court ("Court") issued a decision regarding recoveries from insurance companies for environmental remediation costs. The Court held that insurance coverage was not available for environmental cleanup costs to the extent the clean up is done to prevent or mitigate future injury. In addition, the Court held that a notification letter from a government agency about an environmental situation did not constitute a suit which triggers the insurers' duty to defend. WPSC is exploring alternative approaches to pursuing claims against its carriers in light of the decision.

     WPSC has made minor payments for the investigation and potential clean up of certain other waste disposal sites. Management believes WPSC has been a minor contributor to the total contamination at these sites and, accordingly, does not believe its share of cleanup costs to be material.

     LONG-TERM POWER SUPPLY

     WPSC has signed a contract to build a 122-megawatt cogeneration facility with Rhinelander Paper Company and has filed an application for a Certificate of Public Convenience and Necessity with the PSCW requesting approval for the project. Estimated cost for the project is $169 million.

     Management estimates 1995 utility plant construction expenditures to be approximately $84.2 million. DSM expenditures are estimated to be $25.8 million, of which approximately
     $15.0 million will be deferred and amortized over the next ten years consistent with rate recovery.

(7)  SEGMENTS OF BUSINESS

     The following table presents information for the respective years pertaining to the Company's operations segmented by lines of business. The gas segment includes the nonutility operations of WPSE which commenced operations in 1994.

=======================================================================================================================
(Thousands)                      1994                            1993                            1992
- -----------------------------------------------------------------------------------------------------------------------
                         Electric    Gas        Total     Electric   Gas      Total      Electric    Gas      Total
- -----------------------------------------------------------------------------------------------------------------------
Operating revenues     $480,816   $192,979  $  673,795   $493,256  $187,376 $  680,632  $477,625  $157,177 $  634,802
Operating expenses
Operation and
  maintenance           312,368    173,188     485,556    310,534   167,434    477,968   304,347   141,053    445,400
Depreciation             50,540      5,825      56,365      4,498     6,111     60,609    52,819     5,773     58,592
Other taxes              22,516      3,547      26,063     22,064     3,140     25,204     1,687     2,772     24,459
- -----------------------------------------------------------------------------------------------------------------------
                        385,424    182,560     567,984    387,096   176,685    563,781   378,853   149,598    528,451
- -----------------------------------------------------------------------------------------------------------------------
Operating income       $ 95,392   $ 10,419    $105,811   $106,160  $ 10,691   $116,851  $ 98,772  $  7,579 $  106,351
=======================================================================================================================
Identifiable assets(a) $937,481   $191,349  $1,128,830   $938,951  $184,880 $1,123,831  $951,074  $158,314 $1,109,388
- --------------------------------------------          ----------------------          --------------------          -
Assets not allocated(b)                         88,445                          75,010                         36,162
- -----------------------------------------------------------------------------------------------------------------------
Total assets                                $1,217,275                      $1,198,841                     $1,145,550
=======================================================================================================================
Construction and
  nuclear fuel
  expenditures
  including AFUDC      $ 58,674   $ 19,612  $   78,286   $ 59,038  $ 13,693 $  72,731   $ 91,272  $ 11,009 $  102,281
=======================================================================================================================

(a)  At December 31 and net of the respective accumulated provisions for depreciation.
(b)  Primarily includes cash, investments, pension assets, nonutility property and other receivables.

(8)  QUARTERLY FINANCIAL INFORMATION

=======================================================================================================================
(Thousands, except for share amounts)                                       Three Months Ended
- -----------------------------------------------------------------------------------------------------------------------

                                                                                        1994
                                                             March        June       September     December     Total
- -----------------------------------------------------------------------------------------------------------------------
Operating revenues                                         $200,730     $147,569     $152,257     $177,627     $673,795
Operating income                                           $ 39,568     $ 17,843     $ 25,255     $ 26,773     $105,811
Net income                                                 $ 21,597     $  7,410     $ 12,950     $ 12,162     $ 52,691
Average number of shares of common stock outstanding         23,897       23,897       23,897       23,897       23,897
Earnings per average share of common stock                 $    .90     $    .31      $   .54     $    .51     $   2.21
=======================================================================================================================

                                                                                        1993
                                                             March        June       September     December(1)   Total

Operating revenues                                         $189,003     $157,692     $156,310     $177,627     $680,632
Operating income                                           $ 35,388     $ 22,698     $ 31,992     $ 26,773     $116,851
Net income                                                 $ 20,171     $ 10,883     $ 15,673     $ 12,162     $ 58,889
Average number of shares of common stock outstanding         23,861       23,897       23,897       23,897       23,888
Earnings on common stock                                   $    .85     $    .45     $    .66     $    .51     $   2.47
=======================================================================================================================

Because of various factors which affect the utility business, the quarterly results of operations are not necessarily comparable.


(1)  In the quarter ended December 1993, WPSC recorded an adjustment as a result of its annual coal inventory observation.  This adjustment increased net income and earnings per average share of common stock by $1.2 million and $.05, respectively, for 1993.

                 F.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To WPS Resources Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in notes (1)(l) and (1)(m) to the consolidated financial statements, effective January 1, 1993, WPS Resources Corporation changed its method of accounting for post-retirement benefits other than pensions and income taxes.






Milwaukee, Wisconsin,
January 26, 1995
                                                           ARTHUR ANDERSEN LLP

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

     All information required by Part III, with the exception of information concerning executive officers which appears in Item 4A of
Part I hereof, is incorporated by reference to the Company's proxy statement which was filed on March 6, 1995 in anticipation of the annual meeting which will be held on May 4, 1995.



                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Documents filed as part of this report:

          (1) The following consolidated financial statements are included in Part II at Item 8 above:


                            DESCRIPTION                PAGES IN 10-K
                            -----------                -------------

               Consolidated Statements of Income and         36
               Retained Earnings for the three years
               ended December 31, 1994, 1993 and 1992

               Consolidated Balance Sheets as of            37-38
               December 31, 1994 and 1993

               Consolidated Statements of Capitalization     39
               as of December 31, 1994 and 1993

               Consolidated Statements of Cash Flows         40
               for the three years ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements    41

               Report of Independent Public Accountants      57

          (2)  Financial statement schedules.

               The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            DESCRIPTION                PAGES IN 10-K
                            -----------                -------------

               Schedule III. Condensed Parent Company
               Only Financial Statements

                  Report of Independent Public
                  Accountants                                 99

                  Statements of Income and Retained
                  Earnings                                   100

                  Balance Sheets                             101

                  Statement of Cash Flows                    102

                  Notes                                      103

     (3)  All exhibits, including those incorporated by reference.

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENTS

  3A      Restated Articles of Incorporation of the Company.
          (Incorporated by reference from Appendix B to Amendment No.1 to the Company's Registration Statement on Form S-4, filed February 28, 1994 [Reg. No. 33-52199]).

  3B By-Laws of the Company. (Incorporated by reference to Exhibit 3B to the Company's Registration Statement on
          Form S-4, filed February 8, 1994 [Reg. No. 33-52199]).

  4A Copy of First Mortgage and Deed of Trust, dated as of January 1, 1941 from Wisconsin Public Service Corporation to First Wisconsin Trust Company, Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File
          No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File
          No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENTS


          Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993). All references to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

10A Copy of Joint Power Supply Agreement among Wisconsin Public Service Corporation, Wisconsin Power and Light Company and Madison Gas and Electric Company, dated February 2, 1967 (Incorporated by reference to Exhibit 4.09 in File
          No. 2-27308).

10B Copy of Joint Power Supply Agreement (Exclusive of Exhibits) among Wisconsin Public Service Corporation, Wisconsin Power and Light Company and Madison Gas and Electric Company dated July 26, 1973 (Incorporated by reference to Exhibit 5.04A in File No. 2-48781).

10C Copy of Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 4.10 in File No. 2-27308).

10C-1     Copy of Agreement for Construction and Operation of
          Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENTS

          Electric Power Company and Wisconsin Public Service
          Corporation (Incorporated by reference to Exhibit 10C-1 to Form 10-K of Wisconsin Public Service Corporation for the year ended December 31, 1983 [File
          No. 1-3016]).

10C-2 Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988 (Incorporated by reference to Exhibit 10C-2 to Form 10-K of Wisconsin Public Service Corporation for the year ended December 31, 1988 [File No. 1-3016]).

10D Copy of revised Agreement for Construction and Operation of Columbia Generating Plant among Wisconsin Public Service Corporation, Wisconsin Power and Light Company and Madison Gas and Electric Company, dated July 26, 1973 (Incorporated by reference to Exhibit 5.07 in File No. 2-48781).

10E Copy of Guaranty and Agreements and Note Agreements for Wisconsin Public Service Corporation Employee Stock Ownership Plan and Trust (ESOP) dated November 1, 1990 (Incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K of Wisconsin Public Service Corporation filed November 2, 1990 [File No. 1-3016]).

                Executive Compensation Plans and Arrangements

10F-1 Copy of Form of Deferred Compensation Agreement (Plan 008) with certain executive officers of Wisconsin Public Service Corporation. (Incorporated by reference to Exhibit 10F-1 to Form 8 of Wisconsin Public Service Corporation, amending Form 10-K for the year ended December 31, 1992 [File
          No. 1-3016]).

10F-2 Copy of Form of Supplemental Benefits and Deferred Compensation Agreement (Plan 009) with certain executive officers of Wisconsin Public Service Corporation including the named executive officers of the registrant, as defined by item 402(a)(3) of Regulation S-K. (Incorporated by reference to Exhibit 10F-2 to Form 8 of Wisconsin Public Service Corporation, amending Form 10-K for the year ended December 31, 1992 [File No. 1-3016]).

10F-3 Copy of Form of Deferred Compensation Agreement (Plan 010) with certain executive officers of Wisconsin Public Service Corporation. (Incorporated by reference to Exhibit 10F-3 to Form 8 of Wisconsin Public Service Corporation, amending Form 10-K for the year ended December 31, 1992 [File
          No. 1-3016]).

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT           PAGES IN 10-K

10F-4     Copy of Form of Director Deferred
          Compensation Agreement (Plan 011) with
          certain non-employee directors of
          Wisconsin Public Service Corporation.
          (Incorporated by reference to
          Exhibit 10F-4 to Form 8 of Wisconsin
          Public Service Corporation, amending
          Form 10-K for the year ended December 31, 1992 [File No. 1-3016]).

10F-5     Copy of WPS Resources Corporation Form of          65
          Deferred Compensation Agreement with
          executives and non-employee directors
          effective January 1, 1996.

11A       Statement re computation of per share
          earnings (Not applicable).

12        Statement re computation of ratios
          (Not applicable).

13        Annual report to security holders
          (Not applicable).

18        Letter re change in accounting principles
          (Not applicable).

19        Previously unfiled documents (None).

22        Subsidiaries of the Registrant.                    89

24.1      Consent of Independent Public Accountants.         90

25        Powers of Attorney.                                91

27        Financial Data Schedule.                           97

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WPS RESOURCES CORPORATION
                                                   (Registrant)


                                           By /s/ D. A. Bollom
                                              --------------------------------
                                                  D. A. Bollom
                                                  President and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                 Title                           Date
- ------------------------------------------------------------------------------

A. Dean Arganbright            Director                       March 23, 1995
Michael S. Ariens              Director
Richard A. Bemis               Director
M. Lois Bush                   Director
Robert C. Gallagher            Director    By   /s/ D. A. Bollom
Kathryn M. Hasselblad-Pascale  Director       --------------------------------

                                                   D. A. Bollom
                               Director            Attorney-in-Fact
- -------------------------------
    James L. Kemerling

                               Director
- -------------------------------
    Linus M. Stoll



/s/ D. A. Bollom               Principal Executive         March 23, 1995
- -------------------------------Officer and Director
    D. A. Bollom

/s/ P. D. Schrickel            Principal Financial         March 23, 1995
- -------------------------------Officer
    P. D. Schrickel

/s/ D. L. Ford                 Principal Accounting        March 23, 1995
- -------------------------------Officer
    D. L. Ford

                 A.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To WPS Resources Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 26, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for income taxes and post-retirement benefits other than pensions in 1993 as discussed in Notes 1(l) and 1(m) to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule III is the responsibility of the Company s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









                                                           ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 26, 1995

                           Schedule III - Condensed
                     Parent Company Financial Statements

                          WPS Resources Corporation
                            (Parent Company Only)

                  Statements of Income and Retained Earnings
                           Year ended December 31,



                                                              1994        1993
                                                              ----        ----
                                                                (In thousands)
Income:
  Equity in earnings of subsidiaries after dividends      $    (9,353) $       -
  Cash dividends from subsidiaries                             23,873          -
                                                           ----------  ---------
  Income from subsidiaries                                     14,520          -
  Investment income and other                                      37          -
                                                           ----------  ---------
                                                               14,557          -
                                                           ----------  ---------

Operating expenses                                                 19        652
                                                           ----------  ---------
Income before income taxes                                     14,538        652
Income taxes                                                        6       (201)
                                                           ----------  ---------
Net Income                                                     14,532       (451)
Retained earnings, beginning of year                             (451)         -
  Common stock dividend                                       (10,873)         -
  Share exchange with WPSC (see note 1)                       294,384          -
                                                           ----------  ---------
Retained earnings at end of year                          $   297,592  $    (451)
                                                           ==========  =========

                           Schedule III - Condensed
                     Parent Company Financial Statements

                          WPS Resources Corporation
                            (Parent Company Only)

                                Balance Sheets
                              As of December 31,

                                                              1994        1993
                                                              ----        ----
                                                               (In thousands)
Assets
Current assets:
  Cash and equivalents                                    $     9,564  $       1
  Accounts receivable - affiliates                                  5          -
  Other receivables                                                29          -
  Notes receivable - affiliates                                   299          -
                                                           ----------  ---------
                                                                9,897          1

Long-term notes - affiliates (see note 2)                       6,176          -

Investments in subsidiaries, at equity:
  Wisconsin Public Service Corporation                        449,923          -
  WPS Energy Services, Inc.                                       757          -
  WPS Communications, Inc.                                        366          -
                                                           ----------  ---------
                                                              451,046          -

Deferred income taxes                                             237        301
                                                           ----------  ---------
Total Assets                                              $   467,356  $     302
                                                           ==========  =========
Liabilities and Capitalization
Current liabilities:
  Accounts payable - affiliates                                    12        105
  Accounts payable                                                  8          -
  Dividends payable                                               826          -
  Accrued expenses                                                  -        647
                                                           ----------  ---------
                                                                  846        752
Capitalization:
  Common stock, $1 par value, 100,000,000
    shares authorized; and 23,896,962 and
    1,000 shares outstanding, respectively                     23,897          1
  Premium on capital stock                                    145,021          -
  Retained earnings                                           297,592       (451)
                                                           ----------  ---------
                                                              466,510       (450)
Total Liabilities and Capitalization                      $   467,356  $     302
                                                           ==========  =========

                              Schedule III - Condensed
                     Parent Company Financial Statements

                          WPS Resources Corporation
                            (Parent Company Only)

                           Statements of Cash Flows
                           Year ended  December 31

                                                              1994        1993
                                                              ----        ----
                                                                (In thousands)
Operating
  Net Income                                              $    14,532  $    (451)

  Add equity in earnings of subsidiaries after dividends        9,353          -
  Deferred income taxes                                            64       (301)
  Other - net                                                     871          -
  Changes in other items:
    Receivables                                                  (333)         -
    Accounts payable                                              (85)       105
    Other                                                         179        647
                                                            ---------   --------
  Net Cash - Operating                                         24,581          -

Investing
  Long-term notes receivable - affiliates                      (6,176)         -
                                                            ---------   --------
  Net Cash - Investing                                         (6,176)         -

Financing
  Common stock                                                      -          1
  Capital contribution from WPSC (see note 3)                   2,031          -
  Common stock dividends                                      (10,873)         -
                                                            ---------   --------
  Net Cash - Financing                                         (8,842)         1

Net Change in Cash                                              9,563          1
Cash, beginning of period                                           1          -
                                                            ---------   --------
Cash, end of period                                       $     9,564  $       1
                                                            =========   ========


                                 SCHEDULE III
               CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                         WPS RESOURCES CORPORATION
             NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS





The following are supplemental notes to the WPS Resources Corporation (parent company only) financial statements and should be read in conjunction with the WPS Resources Corporation Consolidated Financial Statements and Notes thereto included herein:


SUPPLEMENTAL NOTES

1. WPS Resources Corporation (the "Company") as formed in December 1993, as a wholly-owned subsidiary of Wisconsin Public Service Corporation ("WPSC"). Effective September 1994, pursuant to a one-for-one share exchange, the Company acquired all of the common stock of WPSC. The accompanying condensed financial statements reflect the equity income, and cash dividends from subsidiaries subsequent to the September 1994, share exchange.

2. The Company has a note receivable from Wisconsin Public Service Corporation (WPSC) totaling $6.2 million and bearing interest at 8.76%. The note is to be repaid in monthly payments of $51,670 through January 2015.

3.  Prior to the one-for-one share exchange, WPSC contributed
    $2.0 million in cash to WPSR to fund operations.