Form 10-Q
period 1995-09-30
WPS RESOURCES CORP
filed 1995-10-30
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                           FORM 10-Q


 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

                               OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________  to __________


Commission       Registrant; State of Incorporation;       IRS Employer
File Number         Address; and Telephone Number         Identification No.
-----------      -----------------------------------      ------------------
  1-11337        WPS RESOURCES CORPORATION                    39-1775292
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 414-433-1445

  1-3016         WISCONSIN PUBLIC SERVICE CORPORATION         39-0715160
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 414-433-1445

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         October 30, 1995

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         October 30, 1995
______________________________________________________________________________
______________________________________________________________________________

                      WPS RESOURCES CORPORATION
                                 AND
                WISCONSIN PUBLIC SERVICE CORPORATION
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                              CONTENTS

                                                             Page

          INTRODUCTION                                        3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                         4
               Consolidated Balance Sheets                    5
               Consolidated Statements of Capitalization      6
               Consolidated Statements of Cash Flows          7

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income              8
               Consolidated Balance Sheets                    9
               Consolidated Statements of Capitalization     10
               Consolidated Statements of Cash Flows         11
               Consolidated Statements of Retained Earnings  12

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          13 - 14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          15 - 20

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                   21

Signatures                                                   22 - 23

EXHIBIT INDEX                                                24

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                             INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and WPSC believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of WPS Resources Corporation and Wisconsin Public Service Corporation for the year ended December 31, 1994.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristics of WPSC's utility operations, financial results for the periods ended September 30, 1995 and 1994 are not necessarily indicative of trends for any 12-month period.




























                                    -3-
PAGE

                                        Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                           WPS RESOURCES CORPORATION
======================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNING           THREE MONTHS ENDED              NINE MONTHS ENDED
(Thousands, except per share amounts)                               SEPTEMBER 30                    SEPTEMBER 30
                                                               1995            1994            1995            1994
======================================================================================================================
Operating revenues
Electric                                                     $130,800        $124,340        $369,318        $363,842
Gas                                                            35,948          27,917         147,294         140,421
----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                      166,748         152,257         516,612         504,263
======================================================================================================================
Operating expenses
Electric production fuels                                      28,654          29,177          79,161          85,479
Purchased power                                                 9,890           8,995          32,367          28,747
Gas purchased for resale                                       27,694          21,489         106,567          99,416
Other operating expenses                                       34,383          36,878         110,162         110,756
Maintenance                                                    10,288           9,877          38,826          35,689
Depreciation and decommissioning                               16,579          14,042          48,991          42,108
Taxes other than income                                         6,567           6,544          19,415          19,531
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      134,055         127,002         435,489         421,726
======================================================================================================================
Operating income                                               32,693          25,255          81,123          82,537
======================================================================================================================
Other income (expense)
Allowance for equity funds used during construction                54              40             127              82
Other, net                                                       (934)          1,459           4,981           3,793
----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                     (880)          1,499           5,108           3,875
======================================================================================================================
Income before interest expense                                 31,813          26,754          86,231          86,412
======================================================================================================================
Interest on long-term debt                                      5,654           5,770          17,243          17,612
Other interest                                                    620             477           1,874           1,364
Allowance for borrowed funds used during construction              32             (38)            (49)           (100)
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                          6,306           6,209          19,068          18,876
======================================================================================================================
Income before income taxes                                     25,507          20,545          67,163          67,536
Income taxes                                                    8,997           6,817          22,994          23,325
Preferred stock dividends of subsidiary                           778             778           2,333           2,333
----------------------------------------------------------------------------------------------------------------------
Net income                                                     15,732          12,950          41,836          41,878
======================================================================================================================
Retained earnings at beginning of period                      301,950         295,654         297,592         287,915
Cash dividends on common stock                                 11,112          10,873          32,858          32,141
Other                                                               -              79               -               -
----------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                           $306,570        $297,652        $306,570        $297,652
======================================================================================================================
Average shares of common stock outstanding                     23,897          23,897          23,897          23,897
Earnings per average share of common stock                      $0.66           $0.54           $1.75           $1.75
Dividend per share of common stock                             $0.465          $0.455          $1.375          $1.345
======================================================================================================================

[FN]
The accompanying notes are an integral part of these statements.

                                               WPS RESOURCES CORPORATION
=======================================================================================================
CONSOLIDATED BALANCE SHEETS                                          SEPTEMBER 30          December 31
(Thousands)                                                              1995                 1994
=======================================================================================================
ASSETS
-------------------------------------------------------------------------------------------------------
Utility plant
Electric                                                              $1,443,929           $1,412,666
Gas                                                                      222,261              202,903
-------------------------------------------------------------------------------------------------------
Total                                                                  1,666,190            1,615,569
Accumulated depreciation and decommissioning                            (899,642)            (846,505)
-------------------------------------------------------------------------------------------------------
Total                                                                    766,548              769,064
Nuclear decommissioning trusts                                            79,249               64,147
Construction in progress                                                   5,900               11,131
Nuclear fuel, less accumulated amortization                               15,216               19,417
-------------------------------------------------------------------------------------------------------
Net utility plant                                                        866,913              863,759
=======================================================================================================
Current assets
Cash and equivalents                                                      15,272               13,167
Customer and other receivables, net of reserves                           53,243               60,029
Accrued utility revenues                                                  17,988               28,820
Fossil fuel, at average cost                                               8,272               10,505
Gas in storage, at average cost                                           15,612               15,787
Materials and supplies, at average cost                                   21,393               20,585
Prepayments and other                                                     15,069               21,122
-------------------------------------------------------------------------------------------------------
Total current assets                                                     146,849              170,015
=======================================================================================================
Regulatory assets                                                         98,869              109,135
Investments and other assets                                              88,332               74,366
=======================================================================================================
Total                                                                 $1,200,963           $1,217,275
=======================================================================================================
CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                     $456,831             $446,540
Preferred stock of subsidiary
  with no mandatory redemption                                            51,200               51,200
Long-term debt                                                           308,691              309,945
-------------------------------------------------------------------------------------------------------
Total capitalization                                                     816,722              807,685
=======================================================================================================
Current liabilities
Note payable                                                              10,000               10,000
Commercial paper                                                               -               12,500
Accounts payable                                                          46,502               66,643
Accrued taxes                                                              3,418                1,152
Accrued interest                                                           7,890                8,068
Other                                                                     15,092                7,494
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                 82,902              105,857
=======================================================================================================
Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        129,879              126,639
Accumulated deferred investment tax credits                               30,887               32,172
Regulatory liabilities                                                    53,996               65,995
Long-term liabilities                                                     86,577               78,927
-------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         301,339              303,733
=======================================================================================================
Total                                                                 $1,200,963           $1,217,275
=======================================================================================================

[FN]
The accompanying notes are an integral part of these statements.

                                               WPS RESOURCES CORPORATION

========================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                  SEPTEMBER 30     DECEMBER 31
(Thousands, except share amounts)                                             1995             1994
========================================================================================================
Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                          $23,897          $23,897
Premium on capital stock                                                     145,021          145,021
Retained earnings                                                            306,570          297,592
ESOP loan guarantees                                                         (18,657)         (19,970)
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                    456,831          446,540
========================================================================================================
Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                            13,200           13,200
         5.04%              30,000                                             3,000            3,000
         5.08%              50,000                                             5,000            5,000
         6.76%             150,000                                            15,000           15,000
         6.88%             150,000                                            15,000           15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                         51,200           51,200
========================================================================================================
Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                             50,000           50,000
        7.30%                2002                                             50,000           50,000
        6.80%                2003                                             50,000           50,000
        6-1/8%               2005                                              9,075            9,075
        6.90%                2013                                             22,000           22,000
        8.80%                2021                                             60,000           60,000
        7-1/8%               2023                                             50,000           50,000
--------------------------------------------------------------------------------------------------------
Total                                                                        291,075          291,075
Unamortized discount and premium on bonds, net                                (1,088)          (1,154)

--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                   289,987          289,921
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                          18,657           19,970
Other long-term debt                                                              47               54
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                         308,691          309,945
========================================================================================================
Total capitalization                                                        $816,722         $807,685
========================================================================================================

[FN]
The accompanying notes are an integral part of these statements.

                                                   WPS RESOURCES CORPORATION

=======================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            Nine Months Ended
(Thousands)                                                                         September 30
                                                                                1995            1994
=======================================================================================================
Cash flows from operating activities
Net income                                                                     $41,836         $41,878

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                                48,991          42,108
Amortization of nuclear fuel and other                                          21,700          21,474
Deferred income taxes                                                           (3,791)         (1,244)
Investment tax credit restored                                                  (1,285)         (1,403)
AFUDC equity                                                                      (127)            (82)
Pension income                                                                  (9,919)         (8,131)
Postretirement funding                                                           5,188           5,277
Deferred demand-side management expenditures                                    (6,447)         (7,338)
Other, net                                                                        (216)          1,176
Changes in
Customer and other receivables                                                   6,786          16,909
Accrued utility revenues                                                        10,832          19,022
Fossil fuel inventory                                                            2,233             109
Gas in storage                                                                     175             240
Accounts payable                                                               (22,291)        (20,083)
Miscellaneous current and accrued liabilities                                   11,350           2,819
Accrued taxes                                                                    2,266          (1,458)
-------------------------------------------------------------------------------------------------------
Net cash from operating activities                                             107,281         111,273
=======================================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                                     (47,628)        (45,925)
Allowance for borrowed funds used during construction                              (50)           (100)
Decommissioning funding                                                         (9,131)         (3,649)
Purchase of investments                                                         (4,000)              -
Other                                                                              991           1,872
-------------------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                                  (59,818)        (47,802)
=======================================================================================================

Cash flows from (used for) financing activities
Redemption and maturities of first mortgage bonds                                    -          (1,000)
Change in commercial paper                                                     (12,500)        (11,000)
Cash dividends on common stock                                                 (32,858)        (32,141)
-------------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                                  (45,358)        (44,141)
=======================================================================================================
Net increase (decrease) in cash and equivalents                                  2,105          19,330
Cash and equivalents at beginning of period                                     13,167           5,393
=======================================================================================================
Cash and equivalents at end of period                                          $15,272         $24,723
=======================================================================================================

Cash paid during period for
Interest, less amount capitalized                                              $16,289         $18,463
Income taxes                                                                    19,500          24,832
Preferred stock dividends of subsidiary                                          2,333           2,333
=======================================================================================================

[FN]
The accompanying notes are an integral part of these statements.


                                         WISCONSIN PUBLIC SERVICE CORPORATION

======================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME                              Three Months Ended              Nine Months Ended
(Thousands)                                                        September 30                    September 30
                                                               1995            1994            1995            1994
======================================================================================================================
Operating revenues
Electric                                                     $130,800        $124,340        $369,318        $363,842
Gas                                                            25,743          25,290         118,616         134,087
----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                      156,543         149,630         487,934         497,929
======================================================================================================================

Operating expenses
Electric production fuels                                      28,654          29,177          79,161          85,479
Purchased power                                                 9,890           8,995          32,367          28,747
Gas purchased for resale                                       17,698          18,946          78,440          93,274
Other operating expenses                                       33,871          36,745         108,769         110,384
Maintenance                                                    10,288           9,877          38,826          35,689
Depreciation and decommissioning                               16,579          14,042          48,991          42,108
Federal income taxes                                            7,980           5,307          18,813          18,909
Investment tax credit restored                                   (387)           (498)         (1,285)         (1,403)
State income taxes                                              2,319           2,036           5,650           5,863
Gross receipts and other taxes                                  6,567           6,544          19,414          19,531
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      133,459         131,171         429,146         438,581
======================================================================================================================
Operating income                                               23,084          18,459          58,788          59,348
======================================================================================================================

Other income
Allowance for equity funds used during construction                54              40             127              82
Other, net                                                       (741)          1,381           5,148           3,715
Income taxes                                                      718              13            (109)            (23)
----------------------------------------------------------------------------------------------------------------------
Total other income                                                 31           1,434           5,166           3,774
======================================================================================================================
Income before interest expense                                 23,115          19,893          63,954          63,122
======================================================================================================================

Interest on long-term debt                                      5,795           5,770          17,657          17,612
Other interest                                                    612             477           1,864           1,364
Allowance for borrowed funds used during construction              32             (38)            (49)           (100)
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                          6,439           6,209          19,472          18,876
======================================================================================================================
Net income                                                     16,676          13,684          44,482          44,246
Preferred stock dividend requirements                             778             778           2,333           2,333
----------------------------------------------------------------------------------------------------------------------
Earnings on common stock                                      $15,898         $12,906         $42,149         $41,913
======================================================================================================================

[FN]
The accompanying notes are an integral part of these statements.

                                          WISCONSIN PUBLIC SERVICE CORPORATION
==================================================================================================
CONSOLIDATED BALANCE SHEETS                                       SEPTEMBER 30        DECEMBER 31
(Thousands)                                                           1995               1994
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------
Utility plant
Electric                                                          $1,443,929         $1,412,666
Gas                                                                  222,234            202,897
--------------------------------------------------------------------------------------------------
Total                                                              1,666,163          1,615,563
Accumulated depreciation and decommissioning                        (899,640)          (846,505)
--------------------------------------------------------------------------------------------------
Total                                                                766,523            769,058
Nuclear decommissioning trusts                                        79,249             64,147
Construction in progress                                               5,900             11,131
Nuclear fuel, less accumulated amortization                           15,216             19,417
--------------------------------------------------------------------------------------------------
Net utility plant                                                    866,888            863,753
==================================================================================================
Current assets
Cash and equivalents                                                   8,290              3,449
Customer and other receivables, net of reserves                       48,876             58,036
Accrued utility revenues                                              17,988             28,820
Fossil fuel, at average cost                                           8,272             10,505
Gas in storage, at average cost                                       14,680             15,783
Materials and supplies, at average cost                               21,393             20,585
Prepayments and other                                                 15,046             21,091
--------------------------------------------------------------------------------------------------
Total current assets                                                 134,545            158,269
==================================================================================================
Regulatory assets                                                     98,869            109,135
Investments and other assets                                          81,501             74,069
==================================================================================================
Total                                                             $1,181,803         $1,205,226
==================================================================================================
CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                 $438,057           $429,953
Preferred stock with no mandatory redemption                          51,200             51,200
Long-term debt to parent                                               6,122              6,176
Long-term debt                                                       308,691            309,945
--------------------------------------------------------------------------------------------------
Total capitalization                                                 804,070            797,274
==================================================================================================
Current liabilities
Note payable                                                          10,000             10,002
Commercial paper                                                           -             12,500
Accounts payable                                                      40,478             65,336
Accrued taxes                                                          3,418              1,199
Accrued interest                                                       7,890              8,068
Other                                                                 14,136              6,627
--------------------------------------------------------------------------------------------------
Total current liabilities                                             75,922            103,732
==================================================================================================
Long-term liabilities and deferred credits
Accumulated deferred income taxes                                    130,349            127,126
Accumulated deferred investment tax credits                           30,887             32,172
Regulatory liabilities                                                53,996             65,995
Long-term liabilities                                                 86,579             78,927
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                     301,811            304,220
==================================================================================================
Total                                                             $1,181,803         $1,205,226
==================================================================================================

[FN]
The accompanying notes are an integral part of these statements.


                                         WISCONSIN PUBLIC SERVICE CORPORATION

=====================================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                              SEPTEMBER 30       DECEMBER 31
(Thousands, except share amounts)                                                          1995              1994
=====================================================================================================================
Common stock equity
Common stock                                                                               $95,588          $95,588
Premium on capital stock                                                                    73,605           73,605
Retained earnings                                                                          287,521          280,730
ESOP loan guarantees                                                                       (18,657)         (19,970)
---------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                                  438,057          429,953
=====================================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                                          13,200           13,200
         5.04%              30,000                                                           3,000            3,000
         5.08%              50,000                                                           5,000            5,000
         6.76%             150,000                                                          15,000           15,000
         6.88%             150,000                                                          15,000           15,000
---------------------------------------------------------------------------------------------------------------------
Total preferred stock                                                                       51,200           51,200
=====================================================================================================================

Long-term note to parent
        Series             Year Due
        ------             --------
        8.76%                2014                                                            6,122            6,176
=====================================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                                           50,000           50,000
        7.30%                2002                                                           50,000           50,000
        6.80%                2003                                                           50,000           50,000
        6-1/8%               2005                                                            9,075            9,075
        6.90%                2013                                                           22,000           22,000
        8.80%                2021                                                           60,000           60,000
        7-1/8%               2023                                                           50,000           50,000
---------------------------------------------------------------------------------------------------------------------
Total                                                                                      291,075          291,075
Unamortized discount and premium on bonds, net                                              (1,088)          (1,153)
---------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                                 289,987          289,922
---------------------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                                        18,657           19,970
Other long-term debt                                                                            47               53
---------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                       308,691          309,945
=====================================================================================================================
Total capitalization                                                                      $804,070         $797,274
=====================================================================================================================

[FN]
The accompanying notes are an integral part of these statements.


                                            WISCONSIN PUBLIC SERVICE CORPORATION

======================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           NINE MONTHS ENDED
(Thousands)                                                                        SEPTEMBER 30
                                                                               1995            1994
======================================================================================================
Cash flows from operating activities
Net income                                                                    $44,482         $44,246

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                               48,991          42,108
Amortization of nuclear fuel and other                                         21,700          21,474
Deferred income taxes                                                          (3,808)         (1,346)
Investment tax credit restored                                                 (1,285)         (1,403)
AFUDC equity                                                                     (127)            (82)
Pension income                                                                 (9,919)         (8,131)
Postretirement funding                                                          5,188           5,277
Deferred demand-side management expenditures                                   (6,447)         (7,338)
Other, net                                                                       (225)             79
Changes in
Customer and other receivables                                                  9,160          17,626
Accrued utility revenues                                                       10,832          19,022
Fossil fuel                                                                     2,233             109
Gas in storage                                                                  1,103             252
Accounts payable                                                              (27,008)        (20,416)
Miscellaneous current and accrued liabilities                                  11,261           2,181
Accrued taxes                                                                   2,219          (1,503)
------------------------------------------------------------------------------------------------------
Net cash from operating activities                                            108,350         112,155
======================================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                                    (47,678)        (46,025)
Decommissioning funding                                                        (9,131)         (3,649)
Other                                                                             991           1,872
------------------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                                 (55,818)        (47,802)
======================================================================================================

Cash flows from (used for) financing activities
Redemption and maturities of first mortgage bonds                                   -          (1,000)
Change in commercial paper                                                    (12,500)        (11,000)
Preferred stock dividends                                                      (2,333)         (2,333)
Cash dividends on common stock                                                (32,858)        (32,142)
------------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                                 (47,691)        (46,475)
======================================================================================================
Net increase (decrease) in cash and equivalents                                 4,841          17,878
Cash and equivalents at beginning of period                                     3,449           5,391
======================================================================================================
Cash and equivalents at end of period                                          $8,290         $23,269
======================================================================================================
Cash paid during period for
Interest, less amount capitalized                                             $16,289         $18,463
Income taxes                                                                   19,479          24,830
======================================================================================================

[FN]
The accompanying notes are an integral part of these statements.



                                     WISCONSIN PUBLIC SERVICE CORPORATION

=========================================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                                    Nine Months Ended
(Thousands)                                                                        September 30
                                                                               1995            1994

=========================================================================================================
Balance at beginning of period                                               $280,730        $288,693
Add Net income                                                                 44,482          44,246
---------------------------------------------------------------------------------------------------------
                                                                              325,212         332,939
---------------------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                                      2,333           3,111
Cash dividends declared on common stock                                        32,858          32,142
Dividend to parent                                                              2,500           3,901
---------------------------------------------------------------------------------------------------------
                                                                               37,691          39,154
---------------------------------------------------------------------------------------------------------
Balance at end of period                                                     $287,521        $293,785
=========================================================================================================

[FN]
The accompanying notes are an integral part of these statements.

             WPS RESOURCES CORPORATION AND SUBSIDIARIES
                WISCONSIN PUBLIC SERVICE CORPORATION
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995


NOTE 1.  FINANCIAL INFORMATION
______________________________

The following consolidated financial statements have been prepared by WPS Resources Corporation ("Company") and Wisconsin Public Service Corporation ("WPSC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and WPSC's latest annual reports on Form 10-K.

Because of the seasonal nature of the Company's operations, interim results are not necessarily indicative of annual results.


NOTE 2.  REGULATORY ASSETS
__________________________

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. WPSC anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of WPSC based on the current regulatory structure in which WPSC operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.



NOTE 3.  RHINELANDER ENERGY CENTER
__________________________________

On July 21, 1995, WPSC and Rhinelander Paper Company ("Rhinelander") announced the cancellation of their plans to construct the Rhinelander Energy Center ("REC"). The REC would have been a 123 megawatt cogeneration power plant which would have provided steam to

Rhinelander's facility in Rhinelander, Wisconsin and electricity to WPSC's customers. As a result of this cancellation, WPSC wrote off in the third quarter of 1995 its entire investment in this project. The charge, which totaled $2.7 million ($1.6 million after tax), was recorded as other expense, reducing net income by $.07 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 96% of the Company's assets and revenues are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

OVERVIEW OF THIRD QUARTER OF 1995 COMPARED TO THIRD QUARTER OF 1994

The Company's earnings per share increased from $.54 in 1994 to $.66 in 1995, or 22.2%. The most significant reason was an increase in margins, due to increased revenues and lower fuel costs. These were partially offset by higher operating expenses, and a write-off of the investment in the canceled Rhinelander Energy Center ("REC") of $2.7 million ($1.6 million after tax), or $.07 a share.

ELECTRIC OPERATIONS

Electric margins increased by $6.1 million, or 7.1%, due to lower fuel costs and higher sales volumes.

                                        Third Quarter
                                 ___________________________
Electric Margins (000's)            1995             1994
                                    ____             ____

Revenues                          $130,800         $124,340
Fuel and purchases                  38,544           38,172
                                   _______          _______

Margin                            $ 92,256         $ 86,168
                                   =======          =======

Sales in kilowatt-hours (000)    2,859,730        2,722,774


Electric revenues increased $6.5 million, or 5.2% during the third quarter of 1995 compared to the third quarter of 1994. Electric revenues were higher due to a 5.0% increase in kilowatt-hour ("kWh") sales. This was offset partially by a 2.6% decrease in retail Wisconsin rates that took effect January 1, 1995. Residential kWh sales increased 14.4% due to warmer weather. Commercial and industrial kWh sales rose 4.2% reflecting customer growth and warmer weather. Wholesale kWh sales decreased 3.3% due primarily to lower demand by WPSC's largest wholesale customer.

Electric fuels and purchases increased $0.4 million, or 1.0%, in the third quarter of 1995 compared to the same period in 1994. Even though there was an increase in coal-fired generation of 8.3%, or $1.9 million, coal related costs decreased 13.7%, or $1.7 million, due to burning less expensive low sulphur coal. There was an increase in kWh purchases of 10.0%, or $.9 million due to the warmer weather.

GAS OPERATIONS

Gas margins increased $1.8 million in the third quarter of 1995 compared to the third quarter of 1994, due to weather related volume increases and improvements in margins at WPS Energy Services, Inc. ("WPSE").

                                         Third Quarter
                                   _________________________
Gas Margins (000's)                 1995             1994
                                    ____             ____

Revenues                           $35,948          $27,917
Purchase costs                      27,694           21,489
                                   _______          _______

Margin                             $ 8,254          $ 6,428
                                   =======          =======

Volume in Therms (000)             154,089          105,169


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $8.0 million, or 28.8%, during the third quarter of 1995 compared to the third quarter of 1994. Of the increase, $7.6 million is attributable to increased sales by WPSE, an energy marketing subsidiary which began operations in 1994. Higher weather related sales volume at WPSC was largely offset by lower per unit gas costs passed on to customers.

Gas purchased for resale showed a net increase of $6.2 million, or 28.9%, in the third quarter of 1995 as compared to the same period in 1994. Increased gas purchases for WPSE of $7.0 million were the primary reason for this increase.

OTHER

Other operating expenses decreased $2.5 million, or 6.8%, during the third quarter of 1995 compared to the third quarter of 1994. The primary reason for this was lower employee benefit costs.

Depreciation and decommissioning increased $2.5 million, or 18.1%, in the third quarter of 1995 compared to the same period in 1994. This was due primarily to an increase in decommissioning funding of $1.3 million that has been reflected in the rates that became effective January 1, 1995, and increased earnings on the decommissioning trusts that were offset by the increase discussed below.

Other income decreased by $2.4 million, or 160.1%, in the third quarter of 1995 compared to the same period in 1994. The primary factor was a $2.7 million write-off of the investment in the canceled REC project, and was partially offset by a $0.3 million increase in decommissioning trust earnings.

Income taxes increased $2.2 million, or 32.0%, in the third quarter of 1995 compared to the same period in 1994, due primarily to higher earnings.

OVERVIEW OF NINE MONTHS OF 1995 COMPARED TO NINE MONTHS OF 1994

Earnings per share were unchanged at $1.75 in 1995 as compared to 1994. Other expenses increased due primarily to the $2.7 million write-off of deferred costs related to the canceled REC project that reduced net income by $.07 per share. This charge was offset by increased electric margins.

ELECTRIC OPERATIONS

Electric margins increased by $8.2 million, or 3.3%, due primarily to lower fuel costs.

                                         Nine Months
                                 ___________________________
Electric Margins (000's)            1995             1994
                                    ____             ____

Revenues                          $369,318         $363,842
Fuel and purchases                 111,528          114,226
                                   _______          _______

Margin                            $257,790         $249,616
                                   =======          =======

Sales in kilowatt-hours (000)    8,287,455        7,916,713


Electric revenues increased $5.5 million, or 1.5%, during the first nine months of 1995 compared to the first nine months of 1994. Electric revenues were higher due to a 4.7% increase in kWh sales, and were offset in part by a 2.6% decrease in Wisconsin retail rates that took effect January 1, 1995. Residential kWh sales increased 4.9% due to weather. Commercial and industrial kWh sales rose 4.5% reflecting customer growth and weather impact. Wholesale kWh sales grew by 4.8%, due primarily to increased demand by WPSC's largest wholesale customer.

Electric fuels and purchases decreased $2.7 million, or 2.4%, in the first nine months of 1995 compared to the same period in 1994. Coal related costs decreased $7.0 million due to burning less expensive low sulphur coal. This decrease was partially offset by an increase in coal-fired generation of 3.6%, and a 12.6% increase, or $3.6 million, in kWh purchases due to increased plant outages resulting from maintenance at some plants and to warmer than normal weather.

GAS OPERATIONS

Gas margins were relatively flat.

                                         Nine Months
                                   _________________________
Gas Margins (000's)                 1995             1994
                                    ____             ____

Revenues                           $147,294         $140,421
Purchase costs                      106,567           99,416
                                    _______          _______

Margin                             $ 40,727         $ 41,005
                                    =======          =======

Volume in Therms (000)              583,654          454,133


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $6.9 million, or 4.9%, during the first nine months of 1995 compared to the first nine months of 1994. The $6.9 million increase is comprised of a $22.3 million increase in revenues attributable to sales by WPSE, an energy marketing subsidiary which began operation in 1994, and offsetting decreases of $15.5 million due to warmer than normal weather and lower gas costs, and $4.7 million representing a refund from WPSC's primary gas supplier. (There was a reciprocal reduction recorded in gas purchased for resale as a result of this refund, thus there was no impact on net income.)

Gas purchased for resale showed a net increase of $7.2 million, or 7.2%, in the first nine months of 1995 compared to the same period in 1994. Gas purchases increased $22.0 million due to WPSE sales and were offset by lower sales volume at WPSC due to weather and the $4.7 million refund discussed earlier.

Maintenance increased by $3.1 million, or 8.8%, in the first nine months of 1995 compared to 1994 due to increased maintenance activity at WPSC's coal-fired and nuclear plants.

Depreciation and decommissioning increased $6.9 million, or 16.3%, in the first nine months of 1995 compared to the same period in 1994. There were two primary factors for this increase. The first factor was an increase in decommissioning funding of $3.9 million reflected in the rates that became effective January 1, 1995. The second factor was additional depreciation of $1.1 million, recorded to offset the gain on the decommissioning portfolio discussed below and $.6 million in higher trust earnings. These maintain the balance between the depreciation reserve and the decommissioning trusts.

Other income increased by $1.2 million, or 31.8%, in the first nine months of 1995 compared to the same period in 1994. This increase was the result of three factors. The first factor was a $1.6 million pretax gain on the decommissioning portfolio from the sale of certain investments. The second factor was receipt of $1.2 million in insurance proceeds as the result of the death of a retired WPSC executive. The third factor, which offset these gains, was a $2.7 million write-off related to the canceled REC project.

FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. Most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements resulting in the reduction of short-term borrowings during the first nine months of 1995, along with short-term investments. No funding difficulties are anticipated in the future. Pretax interest coverage was 4.1 times for the 12 months ended September 30, 1995 for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

For the three-year period 1995 to 1997, internally generated funds are expected to lag construction expenditures and other investments totaling $280 million by about $42 million. These expenditures are comprised of $139 million for electric construction, $20 million for nuclear fuel, $51 million for gas construction, $19 million for other construction expenditures, and $51 million for nuclear decommissioning and other investments. The Company currently expects to finance this shortfall in internally generated funds through short-term debt.

WPSC's Kewaunee nuclear plant is currently licensed through the year 2013. Physical decommissioning of the plant is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050. The estimated decommissioning cost in current dollars is $155 million and the undiscounted year of expenditure amount is $785 million. Management does not anticipate decommissioning to have negative impacts on the Company's liquidity or capital resources since these costs are being funded through external decommissioning trusts.

On January 1, 1995, WPSC reduced its Wisconsin retail electric rates by 2.6%.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, effective January 1, 1996. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. At this time, WPSC's management does not anticipate any material impact when this new standard is adopted based on prior and current rate treatment of such costs.

However, the PSCW has initiated proceedings to consider restructuring electric utility regulation in Wisconsin, and one of the issues on its agenda is stranded investment. Stranded investment is unrecovered investment in facilities that are no longer economical to operate. Therefore, the extent and impact of any change in the current regulatory compact is not known at this time.


TRENDS

The Company's non-regulated energy marketing subsidiary, WPS Energy Services, Inc., made two investments in October, 1995. It acquired an interest in a producing gas reserves operation and acquired a gas marketing operation. While these are not large acquisitions, they are initial efforts to enhance growth opportunities.

                      Part II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             The following documents are filed herewith:

               Exhibit 27     Financial Data Schedule
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WPS Resources Corporation



Date: October 30, 1995                         /s/  D. L. Ford
                                      ________________________________
                                                    D. L. Ford
                                                    Controller

                                         (Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wisconsin Public Service Corporation



Date: October 30, 1995                      /s/  D. L. Ford
                                  ____________________________________
                                                 D. L. Ford
                                                 Controller

                                        (Chief Accounting Officer)

                   WPSC RESOURCES CORPORATION AND
                WISCONSIN PUBLIC SERVICE CORPORATION
                     EXHIBIT INDEX TO FORM 10-Q
               FOR THE QUARTER ENDED SEPTEMBER 30, 1995



Exhibit No.                           Description
___________                           ___________

    27         Financial Data Schedule
                              WPS Resources Corporation
                              Wisconsin Public Service Corporation