Form 10-Q
period 1996-09-30
WPS RESOURCES CORP
filed 1996-10-25
CIK 916863

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

            For the quarterly period ended September 30, 1996

                                   OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________  to __________



Commission       Registrant; State of Incorporation;         IRS Employer
File Number         Address; and Telephone Number         Identification No.
-----------      -----------------------------------      ------------------

  1-11337        WPS RESOURCES CORPORATION                    39-1775292
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 414-433-1466

  1-3016         WISCONSIN PUBLIC SERVICE CORPORATION         39-0715160
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 414-433-1466


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     WPS Resources Corporation               Yes [x]  No [ ]
     Wisconsin Public Service Corporation    Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         October 25, 1996

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         October 25, 1996
______________________________________________________________________________
______________________________________________________________________________

                      WPS RESOURCES CORPORATION
                                 AND
                WISCONSIN PUBLIC SERVICE CORPORATION
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                              CONTENTS
                                                               Page

          INTRODUCTION                                          4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                           5
               Consolidated Balance Sheets                      6
               Consolidated Statements of Capitalization        7
               Consolidated Statements of Cash Flows            8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income                9
               Consolidated Balance Sheets                     10
               Consolidated Statements of Capitalization       11
               Consolidated Statements of Cash Flows           12
               Consolidated Statements of Retained Earnings    13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation            14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation            15 - 25

PART II.  OTHER INFORMATION

Item 5.   Other Information                                    26 - 29

Item 6.   Exhibits and Reports on Form 8-K                     30

Signatures                                                     31 - 32

EXHIBIT INDEX                                                  33

Exhibit 3(ii)  By-Laws
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                             INTRODUCTION


The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and WPSC believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of the Company and WPSC for the year ended December 31, 1995.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristic of WPSC's utility operations, financial results for the periods ended September 30, 1996 and 1995 are not necessarily indicative of trends for any 12-month period.

                                            Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                WPS RESOURCES CORPORATION
=============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS               Three Months Ended              Nine Months Ended
(Thousands, except per share amounts)                                    September 30                    September 30
                                                                     1996            1995            1996            1995
=============================================================================================================================

Operating revenues
Electric                                                           $129,482        $130,800        $368,974        $369,318
Gas                                                                  49,275          35,948         242,557         147,294
Other                                                                   223               -             667               -
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            178,980         166,748         612,198         516,612
=============================================================================================================================

Operating expenses
Electric production fuels                                            27,593          28,654          78,411          79,161
Purchased power                                                       9,938           9,890          26,270          32,367
Gas purchased for resale                                             42,746          27,694         199,222         106,567
Other operating expenses                                             41,784          34,383         121,810         110,162
Maintenance                                                          11,425          10,288          33,198          38,826
Depreciation and decommissioning                                     16,176          16,579          48,716          48,991
Taxes other than income                                               6,802           6,567          20,198          19,415
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            156,464         134,055         527,825         435,489
=============================================================================================================================
Operating income                                                     22,516          32,693          84,373          81,123
-----------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      35              54             105             127
Other, net                                                             (177)           (934)          2,701           4,981
-----------------------------------------------------------------------------------------------------------------------------
Total other income                                                     (142)           (880)          2,806           5,108
=============================================================================================================================
Income before interest expense                                       22,374          31,813          87,179          86,231
-----------------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,346           5,654          16,187          17,243
Other interest                                                          743             620           2,017           1,874
Allowance for borrowed funds used during construction                   (28)             32             (92)            (49)
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,061           6,306          18,112          19,068
=============================================================================================================================

Income before income taxes                                           16,313          25,507          69,067          67,163
Income taxes                                                          5,150           8,997          22,709          22,994
Preferred stock dividends of subsidiary                                 778             778           2,333           2,333
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                           10,385          15,732          44,025          41,836
=============================================================================================================================

Retained earnings at beginning of period                            320,381         301,950         308,965         297,592
Cash dividends on common stock                                       11,351          11,112          33,575          32,858
-----------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $319,415        $306,570        $319,415        $306,570
=============================================================================================================================

Average shares of common stock outstanding                           23,893          23,897          23,893          23,897
Earnings per average share of common stock                            $0.43           $0.66           $1.84           $1.75
Dividend per share of common stock                                   $0.475          $0.465          $1.405          $1.375
=============================================================================================================================


The accompanying notes are an integral part of these statements.


                                 WPS RESOURCES CORPORATION

==================================================================================================
CONSOLIDATED BALANCE SHEETS                                       September 30        December 31
(Thousands)                                                           1996               1995
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,467,022         $1,441,126
Gas                                                                    236,686            229,604
--------------------------------------------------------------------------------------------------
Total                                                                1,703,708          1,670,730
Less - Accumulated depreciation and decommissioning                    940,672            905,519
--------------------------------------------------------------------------------------------------
Total                                                                  763,036            765,211
Nuclear decommissioning trusts                                          94,388             82,109
Construction in progress                                                 9,981              8,463
Nuclear fuel, less accumulated amortization                             19,381             14,275
--------------------------------------------------------------------------------------------------
Net utility plant                                                      886,786            870,058
==================================================================================================

Current assets
Cash and equivalents                                                     3,928              6,533
Customer and other receivables, net of reserves                         67,373             79,301
Accrued utility revenues                                                19,167             37,586
Fossil fuel, at average cost                                            11,067              8,701
Gas in storage, at average cost                                         27,678             10,076
Materials and supplies, at average cost                                 21,655             20,312
Prepayments and other                                                   16,737             23,576
--------------------------------------------------------------------------------------------------
Total current assets                                                   167,605            186,085
==================================================================================================

Regulatory assets                                                      100,943            111,101
Investments and other assets                                           117,265             99,499
==================================================================================================
Total                                                               $1,272,599         $1,266,743
==================================================================================================


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $473,550           $463,441
Preferred stock of subsidiary
  with no mandatory redemption                                          51,200             51,200
Long-term debt                                                         297,924            306,590
--------------------------------------------------------------------------------------------------
Total capitalization                                                   822,674            821,231
==================================================================================================

Current liabilities
Notes payable                                                           22,216             15,000
Commercial paper                                                        21,000             11,500
Accounts payable                                                        55,273             67,483
Accrued taxes                                                            1,982              1,744
Accrued interest                                                         5,237              8,378
Gas refunds                                                              1,202              6,879
Other                                                                    8,243             14,668
--------------------------------------------------------------------------------------------------
Total current liabilities                                              115,153            125,652
==================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      131,312            135,958
Accumulated deferred investment credits                                 29,114             30,447
Regulatory liabilities                                                  49,142             49,924
Environmental remediation liabilities                                   41,697             41,697
Long-term liabilities                                                   83,507             61,834
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       334,772            319,860
==================================================================================================
Total                                                               $1,272,599         $1,266,743
==================================================================================================

The accompanying notes are an integral part of these statements.


                                          WPS RESOURCES CORPORATION

======================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                September 30    December 31
(Thousands, except share amounts)                                            1996            1995
------------------------------------------------------------------------------------------------------

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                         $23,897          $23,897
Premium on capital stock                                                    145,021          145,021
Retained earnings                                                           319,415          308,965
Shares in deferred compensation trust, 10,072 shares at average
  cost of $31.97 per share                                                     (322)               -
ESOP loan guarantees                                                        (14,461)         (16,346)
Net unrealized security gains (net of taxes)                                      -            1,904
------------------------------------------------------------------------------------------------------
Total common stock equity                                                   473,550          463,441
======================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                           13,200           13,200
         5.04%              30,000                                            3,000            3,000
         5.08%              50,000                                            5,000            5,000
         6.76%             150,000                                           15,000           15,000
         6.88%             150,000                                           15,000           15,000
------------------------------------------------------------------------------------------------------
Total preferred stock                                                        51,200           51,200
======================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                            50,000           50,000
        7.30%                2002                                            50,000           50,000
        6.80%                2003                                            50,000           50,000
        6-1/8%               2005                                             9,075            9,075
        6.90%                2013                                            22,000           22,000
        8.80%                2021                                            53,100           60,000
        7-1/8%               2023                                            50,000           50,000
------------------------------------------------------------------------------------------------------
Total                                                                       284,175          291,075
Unamortized discount and premium on bonds, net                               (1,000)          (1,066)
------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  283,175          290,009
------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                         14,461           16,346
Other long-term debt                                                            288              235
------------------------------------------------------------------------------------------------------
Total long-term debt                                                        297,924          306,590
======================================================================================================
Total capitalization                                                       $822,674         $821,231
======================================================================================================



The accompanying notes are an integral part of these statements.


                                 WPS RESOURCES CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Nine Months Ended
(Thousands)                                                               September 30
                                                                      1996            1995
=============================================================================================

Cash flows from operating activities
Net income                                                          $44,025         $41,836

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     48,716          48,991
Amortization of nuclear fuel and other                               22,905          21,700
Deferred income taxes                                                (6,144)         (3,791)
Investment tax credit restored                                       (1,333)         (1,285)
AFUDC equity                                                           (105)           (127)
Pension income                                                       (9,321)         (9,919)
Postretirement funding                                                5,363           5,188
Deferred demand-side management expenditures                         (5,197)         (6,447)
Other, net                                                            7,571            (216)
Changes in
Customer and other receivables                                       11,928           6,786
Accrued utility revenues                                             18,419          10,832
Fossil fuel inventory                                                (2,366)          2,233
Gas in storage                                                      (17,602)            175
Accounts payable                                                    (12,217)        (22,291)
Miscellaneous current and accrued liabilities                        (6,425)         11,350
Accrued taxes                                                           238           2,266
Gas refunds                                                          (5,677)              -
---------------------------------------------------------------------------------------------
Net cash from operating activities                                   92,778         107,281
=============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (62,833)        (47,628)
Allowance for borrowed funds used during construction                   (92)            (50)
Purchase of other property and equipment                             (2,024)              -
Decommissioning funding                                              (6,734)         (9,131)
Purchase of investments                                                (625)         (4,000)
Other                                                                 1,006             991
---------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (71,302)        (59,818)
=============================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                   (6,900)              -
Change in notes payable                                               7,216               -
Change in commercial paper                                            9,500         (12,500)
Cash dividends on common stock                                      (33,575)        (32,858)
Purchase of deferred compensation stock                                (322)              -
---------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (24,081)        (45,358)
=============================================================================================
Net increase (decrease) in cash and equivalents                      (2,605)          2,105
Cash and equivalents at beginning of period                           6,533          13,167
=============================================================================================
Cash and equivalents at end of period                                $3,928         $15,272
=============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $18,816         $16,289
Income taxes                                                         27,424          19,500
Preferred stock dividends of subsidiary                               2,333           2,333
=============================================================================================


The accompanying notes are an integral part of these statements.


                                                 WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended               Nine Months Ended
(Thousands)                                                              September 30                     September 30
                                                                     1996            1995            1996            1995
=============================================================================================================================

Operating revenues
Electric                                                           $129,322        $130,800        $368,814        $369,318
Gas                                                                  25,758          25,743         144,402         118,616
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            155,080         156,543         513,216         487,934
=============================================================================================================================

Operating expenses
Electric production fuels                                            27,498          28,654          78,316          79,161
Purchased power                                                       9,873           9,890          26,205          32,367
Gas purchased for resale                                             18,186          17,698         100,146          78,440
Other operating expenses                                             38,699          33,871         115,841         108,769
Maintenance                                                          11,425          10,288          33,198          38,826
Depreciation and decommissioning                                     15,786          16,579          47,798          48,991
Federal income taxes                                                  6,424           7,980          21,326          18,813
Investment tax credit restored                                         (444)           (387)         (1,333)         (1,285)
State income taxes                                                    2,003           2,319           6,679           5,650
Gross receipts and other taxes                                        6,802           6,567          20,198          19,414
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            136,252         133,459         448,374         429,146
=============================================================================================================================
Operating income                                                     18,828          23,084          64,842          58,788
-----------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      35              54             105             127
Other, net                                                            1,199            (741)          4,225           5,148
Income taxes                                                           (190)            718            (474)           (109)
-----------------------------------------------------------------------------------------------------------------------------
Total other income                                                    1,044              31           3,856           5,166
=============================================================================================================================
Income before interest expense                                       19,872          23,115          68,698          63,954
-----------------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,637           5,795          16,876          17,657
Other interest                                                          624             612           1,840           1,864
Allowance for borrowed funds used during construction                   (28)             32             (92)            (49)
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,233           6,439          18,624          19,472
=============================================================================================================================
Net income                                                           13,639          16,676          50,074          44,482
Preferred stock dividend requirements                                   778             778           2,333           2,333
-----------------------------------------------------------------------------------------------------------------------------
Earnings on common stock                                            $12,861         $15,898         $47,741         $42,149
=============================================================================================================================


The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

===================================================================================================
CONSOLIDATED BALANCE SHEETS                                       September 30        December 31
(Thousands)                                                           1996               1995
===================================================================================================
ASSETS
---------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,467,022         $1,441,126
Gas                                                                    235,055            228,346
---------------------------------------------------------------------------------------------------
Total                                                                1,702,077          1,669,472
Less - Accumulated depreciation and decommissioning                    940,475            905,427
---------------------------------------------------------------------------------------------------
Total                                                                  761,602            764,045
Nuclear decommissioning trusts                                          94,388             82,109
Construction in progress                                                 9,981              8,463
Nuclear fuel, less accumulated amortization                             19,381             14,275
---------------------------------------------------------------------------------------------------
Net utility plant                                                      885,352            868,892
===================================================================================================

Current assets
Cash and equivalents                                                     2,362              4,471
Customer and other receivables, net of reserves                         52,644             62,156
Accrued utility revenues                                                19,167             37,586
Fossil fuel, at average cost                                            11,067              8,701
Gas in storage, at average cost                                         21,960              9,903
Materials and supplies, at average cost                                 21,341             20,312
Prepayments and other                                                   16,071             23,526
---------------------------------------------------------------------------------------------------
Total current assets                                                   144,612            166,655
===================================================================================================

Regulatory assets                                                      100,943            111,101
Investments and other assets                                            93,352             86,763
===================================================================================================
Total                                                               $1,224,259         $1,233,411
===================================================================================================

CAPITALIZATION AND LIABILITIES
---------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $448,522           $445,375
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,619              6,101
Long-term debt                                                         297,924            306,590
---------------------------------------------------------------------------------------------------
Total capitalization                                                   812,265            809,266
===================================================================================================

Current liabilities
Note payable                                                            10,000             10,000
Commercial paper                                                        21,000             11,500
Accounts payable                                                        41,429             52,881
Accrued taxes                                                            1,982              1,744
Accrued interest                                                         5,237              8,378
Gas refunds                                                              1,202              6,879
Other                                                                   10,291             12,635
---------------------------------------------------------------------------------------------------
Total current liabilities                                               91,141            104,017
===================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      131,604            136,226
Accumulated deferred investment tax credits                             29,114             30,447
Regulatory liabilities                                                  49,142             49,924
Environmental remediation liabilities                                   41,697             41,697
Long-term liabilities                                                   69,296             61,834
---------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       320,853            320,128
===================================================================================================
Total                                                               $1,224,259         $1,233,411
===================================================================================================


The accompanying notes are an integral part of these statements.


                             WISCONSIN PUBLIC SERVICE CORPORATION

=====================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                              September 30      December 31
(Thousands, except share amounts)                                          1996              1995
=====================================================================================================

Common stock equity
Common stock                                                               $95,588          $95,588
Premium on capital stock                                                    73,842           73,842
Retained earnings                                                          293,553          290,387
ESOP loan guarantees                                                       (14,461)         (16,346)
Net unrealized security gains (net of taxes)                                     -            1,904
-----------------------------------------------------------------------------------------------------
Total common stock equity                                                  448,522          445,375
=====================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                          13,200           13,200
         5.04%              30,000                                           3,000            3,000
         5.08%              50,000                                           5,000            5,000
         6.76%             150,000                                          15,000           15,000
         6.88%             150,000                                          15,000           15,000
-----------------------------------------------------------------------------------------------------
Total preferred stock                                                       51,200           51,200
=====================================================================================================

Long-term note to parent
        Series             Year Due
        ------             --------
        8.76%                2014                                            6,035            6,101
        7.35%                2016                                            8,584                -
-----------------------------------------------------------------------------------------------------
Total                                                                       14,619            6,101
=====================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                           50,000           50,000
        7.30%                2002                                           50,000           50,000
        6.80%                2003                                           50,000           50,000
        6-1/8%               2005                                            9,075            9,075
        6.90%                2013                                           22,000           22,000
        8.80%                2021                                           53,100           60,000
        7-1/8%               2023                                           50,000           50,000
-----------------------------------------------------------------------------------------------------
Total                                                                      284,175          291,075
Unamortized discount and premium on bonds, net                              (1,000)          (1,066)
-----------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 283,175          290,009
-----------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                        14,461           16,346
Other long-term debt                                                           288              235
-----------------------------------------------------------------------------------------------------
Total long-term debt                                                       297,924          306,590
=====================================================================================================
Total capitalization                                                      $812,265         $809,266
=====================================================================================================


The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Nine Months Ended
(Thousands)                                                               September 30
                                                                      1996            1995
---------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                          $50,074         $44,482

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     47,798          48,991
Amortization of nuclear fuel and other                               22,254          21,700
Deferred income taxes                                                (6,120)         (3,808)
Investment tax credit restored                                       (1,333)         (1,285)
AFUDC equity                                                           (105)           (127)
Pension income                                                       (9,321)         (9,919)
Postretirement funding                                                5,363           5,188
Deferred demand-side management expenditures                         (5,197)         (6,447)
Other, net                                                           10,038            (225)
Changes in
Customer and other receivables                                        9,512           9,160
Accrued utility revenues                                             18,419          10,832
Fossil fuel                                                          (2,366)          2,233
Gas in storage                                                      (12,057)          1,103
Accounts payable                                                    (11,452)        (27,008)
Miscellaneous current and accrued liabilities                        (5,485)         11,261
Accrued taxes                                                           238           2,219
Gas refunds                                                          (5,677)              -
---------------------------------------------------------------------------------------------
Net cash from operating activities                                  104,583         108,350
=============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (62,925)        (47,678)
Purchase of other property and equipment                             (2,024)              -
Decommissioning funding                                              (6,734)         (9,131)
Other                                                                   681             991
---------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (71,002)        (55,818)
=============================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                   (6,900)              -
Proceeds of long-term debt from parent                                8,618               -
Change in commercial paper                                            9,500         (12,500)
Preferred stock dividends                                            (2,333)         (2,333)
Cash dividends on common stock                                      (44,575)        (32,858)
---------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (35,690)        (47,691)
=============================================================================================
Net increase (decrease) in cash and equivalents                      (2,109)          4,841
Cash and equivalents at beginning of period                           4,471           3,449
=============================================================================================
Cash and equivalents at end of period                                $2,362          $8,290
=============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $18,816         $16,289
Income taxes                                                         28,745          19,479
=============================================================================================


The accompanying notes are an integral part of these statements.

                              WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                          Nine Months Ended
(Thousands)                                                              September 30
                                                                     1996            1995
=============================================================================================
Balance at beginning of period                                     $290,387        $280,730
Add Net income                                                       50,074          44,482
---------------------------------------------------------------------------------------------
                                                                    340,461         325,212
---------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                            2,333           2,333
Dividends declared on common stock                                   33,575          32,858
Dividend to parent                                                   11,000           2,500
---------------------------------------------------------------------------------------------
                                                                     46,908          37,691
---------------------------------------------------------------------------------------------

Balance at end of period                                           $293,553        $287,521
=============================================================================================


The accompanying notes are an integral part of these statements.

             WPS RESOURCES CORPORATION AND SUBSIDIARIES
                WISCONSIN PUBLIC SERVICE CORPORATION
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996


NOTE 1.  FINANCIAL INFORMATION
______________________________

The foregoing consolidated financial statements have been prepared by WPS Resources Corporation ("Company") and Wisconsin Public Service Corporation ("WPSC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and WPSC's latest annual reports on Form 10-K.

Because of the seasonal nature of the Company's operations, interim results are not necessarily indicative of annual results.

NOTE 2.  LONG-TERM DEBT
_______________________

In June 1996, Wisconsin Public Service Corporation repurchased
$6.9 million of the 8.80% bond series due in 2021. The repurchase was funded through short-term borrowings. The repurchase premium and the unamortized discount from the original issue have been deferred and will be amortized over approximately a two-year period to correspond with ratemaking treatment.
                                    -14-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 96% and 84% of the Company's assets and revenues, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

OVERVIEW OF THIRD QUARTER OF 1996 COMPARED TO THIRD QUARTER OF 1995

Earnings per share decreased 34.8% from $.66 in 1995 to $.43 in 1996. The primary reasons for this decrease are lower earnings of $0.13 per share that resulted from higher operating expenses at WPSC and losses at the Company's non-regulated subsidiaries of $0.10 per share that also resulted from higher operating expenses.

ELECTRIC OPERATIONS

Electric margins decreased by $.3 million, or .3%, even though overall electric kilowatt-hour ("Kwh") sales increased by 1.4%. The reduction was caused by a shift in sales mix from residential customers to commercial, industrial, and wholesale customers which have lower margins. A portion of the shift can be attributed to the cooler summer with cooling degree days deceasing 61.7%.

                                        Third Quarter
                                 ---------------------------
Electric Margins (000's)            1996             1995
------------------------            ----             ----

Revenues                          $129,482         $130,800
Fuel and purchases                  37,531           38,544
                                   -------          -------

Margin                            $ 91,951         $ 92,256
                                   =======          =======

Sales in kilowatt-hours (000)    2,901,118        2,859,730


Electric revenues decreased $1.3 million, or 1.0%, during the third quarter of 1996 as compared to the third quarter of 1995. Residential

Kwh sales decreased 5.1% due to cooler weather. Commercial and industrial Kwh sales rose 3.2% reflecting customer growth. Wholesale Kwh sales increased 1.8% due to higher demand from WPSC's largest wholesale customer.

Electric fuels and purchases decreased $1.0 million, or 2.6%, in the third quarter of 1996 as compared to the same period in 1995. This decrease occurred even though overall generation was up 2.5%. The primary reasons for this were a reduction in coal-fired generation costs, which decreased by 3.5% as a result of two coal transportation contracts that were renegotiated in the third quarter of 1996, and lower nuclear generation and nuclear fuel costs which decreased 14.1% and 5.3%, respectively. Nuclear generation was lower due to the Kewaunee Nuclear Power Plant ("Kewaunee") being brought down for maintenance in the third quarter of 1996. In 1995, maintenance occurred primarily in the second quarter.

GAS OPERATIONS

Gas margins decreased $1.7 million, or 20.9%. The primary reason for this was a negotiated adjustment to certain gas supply contracts at WPS Energy Services, Inc. ("ESI"), an energy marketing subsidiary.

                                         Third Quarter
                                  --------------------------
Gas Margins (000's)                 1996             1995
-------------------                 ----             ----

Revenues                           $49,275          $35,948
Purchase costs                      42,746           27,694
                                    ------           ------

Margin                             $ 6,529          $ 8,254
                                    ======           ======

Volume in therms (000)             184,529          154,089


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause ("PGAC"), changes in the cost of gas. In the current rate case for WPSC, the PSCW is looking at the potential of eliminating PGAC.

Gas operating revenues increased $13.3 million, or 37.1%, during the third quarter of 1996 compared to the third quarter of 1995. This increase was primarily due to sales growth at ESI of 130.4%. This reflects the acquisition of a gas marketing company in the fourth quarter of 1995 and higher sales volumes due to customer growth. At WPSC, revenues were basically unchanged.

Gas purchased for resale showed a net increase of $15.1 million, or 54.4%, in the third quarter of 1996 as compared to the same period in 1995. WPSC gas purchases increased $.5 million, or 2.8%. ESI gas purchases increased $14.6 million, or 145.7%, as the result of the acquisition discussed above, customer growth, and higher gas costs.

OTHER

Other operating expenses increased $7.4 million, or 21.5%, in the third quarter of 1996 as compared to the same period in 1995. Of this $7.4 million increase, $4.8 million is attributable to WPSC, $3.0 million of which relates to expansion of its marketing and customer departments in anticipation of the changing utility environment. In addition, there was a $2.6 million increase at the Company's non-utility subsidiaries, ESI and WPS Power Development, Inc. ("PDI") reflecting the expansion of these businesses and development of an infrastructure.

Maintenance increased by $1.1 million, or 11.1%, in the third quarter of 1996 as compared to 1995 due primarily to the shift of the Kewaunee refueling cycle from 12 months to 18 months. In 1995, the majority of these costs were incurred in the second quarter.

Income taxes decreased $3.8 million, or 42.8%, in the third quarter of 1996 compared to the same period in 1995, due primarily to lower earnings.

OVERVIEW OF NINE MONTHS OF 1996 COMPARED TO NINE MONTHS OF 1995

Earnings per share increased from $1.75 in 1995 to $1.84 in 1996, or 5.1%. The primary reason for this was the conversion of Kewaunee to an 18-month fuel cycle from a 12-month fuel cycle. This will cause the shift of maintenance and purchased power expenses primarily to the fourth quarter of 1996. These delayed expenses will impact earnings at that time. In 1995, Kewaunee refueling-related expenses were approximately $.11 per share.

ELECTRIC OPERATIONS

Electric margins increased by $6.5 million, or 2.5%, due to lower fuel costs and higher consumption due to the weather and customer growth in the residential and the commercial and industrial sectors.

                                          Nine Months
                                  --------------------------
Electric Margins (000's)            1996             1995
------------------------            ----             ----

Revenues                          $368,974         $369,318
Fuel and purchases                 104,681          111,528
                                   -------          -------

Margin                            $264,293         $257,790
                                   =======          =======

Sales in kilowatt-hours (000)    8,311,022        8,287,455

Electric revenues decreased $.3 million, or .1%, during the first nine months of 1996 compared to the first nine months of 1995. Residential sales and commercial and industrial sales rose 1.2% and 2.2%, respectively, due to weather and customer growth. Wholesale Kwh sales decreased 7.6% due to reduced demand from WPSC's largest wholesale customer.

Electric fuels and purchases decreased $6.8 million, or 6.1%, in the first nine months of 1996 compared to the first nine months of 1995. This decrease was the result of lower purchased power of $6.1 million, or 18.8%, reflecting 22.6% lower Kwh purchases. Purchased power requirements were reduced as a result of increased production at WPSC's coal-fired plants, which had more maintenance in 1995. In addition, purchased power needs were lower in the first nine months of 1996 with the conversion of Kewaunee to an 18-month fuel cycle.

GAS OPERATIONS

Gas margins increased $2.6 million, or 6.4%, due to the colder than normal weather.

                                          Nine Months
                                  --------------------------
Gas Margins (000's)                 1996             1995
-------------------                 ----             ----

Revenues                           242,557         $147,294
Purchase costs                     199,222          106,567
                                   -------          -------

Margin                            $ 43,335         $ 40,727
                                   =======          =======

Volume in therms (000)             838,361          583,654

The PSCW allows WPSC to pass on to its customers, through PGAC, changes in the cost of gas. In the current rate case for WPSC the PSCW is looking at the potential of eliminating PGAC.

Gas operating revenues increased $95.3 million, or 64.7%, during the first nine months of 1996 compared to the same period in 1995. The $95.3 million increase is comprised of colder than normal weather, customer growth, and higher gas costs as a result of the weather. Sales at ESI increased by $69.5 million, or 242.3%. This reflects a number of factors--the acquisition of a gas marketing company in the fourth quarter of 1995, higher sales volumes due to customer growth, colder weather, and higher unit prices due to gas commodity market conditions. Sales at WPSC increased $25.8 million, or 21.7%, due to increased gas sales volumes of 9.4% resulting from the colder weather and the higher cost of gas.

Gas purchased for resale showed a net increase of $92.7 million, or 86.9%, in the first nine months of 1996 as compared to the same period in 1995. WPSC gas purchases increased $21.7 million due to higher demand as a result of the weather and higher gas costs, which on average increased 12.4% per dekatherm. ESI gas purchases increased $71.0 million as the result of the acquisition discussed above, customer growth, colder weather, and higher gas costs.

OTHER

Other operating expenses increased $11.6 million, or 10.6%. At WPSC, there was an increase in gas operating expenses of $1.9 million as a result of the colder weather and an increase in marketing and customer-related expenses of approximately $4.4 million. At ESI and

PDI there was a $4.6 million increase reflecting the expansion of these businesses and development of an infrastructure.

Maintenance expense decreased by $5.6 million, or 14.5%, in the first nine months of 1996 as compared to 1995 due to lower maintenance activity at WPSC's coal-fired plants and the shift of Kewaunee maintenance and refueling, which was discussed earlier.

Other income decreased $2.3 million, or 45.1%, in the first nine months of 1996 as compared to the same period in 1995. The primary reason for this decrease is $2.1 million of losses recorded at PDI, which represents PDI's share of start-up operating losses in a paper recycling mill. PDI is a limited partner in that company.

FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. Most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements resulting in the reduction of short-term borrowings during the first nine months of 1996. Pretax interest coverage was
4.68 times for the 12 months ended September 30, 1996 for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

For the three-year period 1996 to 1998, internally generated funds are expected to lag construction expenditures and other investments totaling $248 million by about $33 million. These expenditures are comprised of $140 million for electric construction, $20 million for nuclear fuel, $35 million for gas construction, $21 million for other construction expenditures, and $32 million for nuclear decommissioning and other investments. WPSC currently expects to finance this shortfall with internally generated funds through short-term debt. This excludes any expenditures for the replacement of the steam generator units at Kewaunee and expenditures of WPSR's non-utility subsidiaries.

In the second quarter of 1996, WPSC repurchased $6.9 million of the 8.80% bond series due in 2021. This repurchase was funded through short-term borrowings.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, effective January 1, 1996. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this new standard did not materially impact the first nine months of 1996 results based on prior and current rate treatment of such costs.

However, the PSCW has initiated proceedings to consider restructuring electric utility regulation in Wisconsin, and one of the issues on its agenda is stranded investment. Stranded investment is unrecovered investment in facilities that are no longer economical to operate. Therefore, the extent and impact of any change in the current regulatory environment is not known at this time.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in June 1996. This statement provides standards for asset and liability recognition when transfers occur. This statement, effective January 1, 1997, removes provisions for recognizing debt defeasements which may have a material impact on future financial statements in periods where new debt is issued to replace existing debt and the existing debt has not yet been extinguished. At the present time, this new standard is not expected to materially impact the financial statements.

Kewaunee Nuclear Power Plant
(The following information includes forward looking information.)

The Kewaunee Nuclear Power Plant ("Kewaunee") is operated by Wisconsin Public Service Corporation ("WPSC"), the registrant's wholly-owned subsidiary. WPSC has a 41.2% ownership interest in Kewaunee.

Kewaunee was taken out of service on September 21, 1996 for a scheduled refueling and maintenance outage which was originally projected to be of five weeks duration, that is, Kewaunee was scheduled to return to service on October 25, 1996. During the outage, however, electronic inspection of previously sleeved steam generator tubes disclosed continued degradation of steam generator tube sleeve joints. There were 907 new indications of corrosion in

____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

Steam Generator A and 587 new indications in Steam Generator B which would require plugging, except for the impact of two technical specification changes described below. Plugging of these tubes would result in the aggregate number of effectively plugged Steam
Generator A tubes of approximately 49% of total tubes and the aggregate number of effectively plugged Steam Generator B tubes of approximately 34% of total tubes (each steam generator has a total of 3,388 tubes). In each instance, this would exceed the currently effective 25% average plugging limit for each of the two steam generators established by the current Kewaunee safety analysis report and would prevent further operation of Kewaunee unless and until the tubes are repaired or the two steam generators are replaced. WPSC has successfully performed the safety analyses necessary to increase the steam generator effective plugging margin from 25% to 30%.

*As anticipated in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, the owners of Kewaunee have submitted requests to the Nuclear Regulatory Commission ("NRC") for two technical specification changes: (1) The first technical specification change, which was approved in September 1996, relocates the sleeve pressure boundary and allows leaving 49 tubes in Steam Generator A and 40 tubes in Steam Generator B in service; (2) The second technical specification change, approval of which is still pending, would allow the laser weld repair of the sleeve joints thereby allowing the steam generator tubes with the new indications to remain in service. Although the registrant cannot predict the exact nature and timing of the NRC's response to the request for the second technical specification change, the registrant currently expects the
request to be approved by the NRC in mid-November of 1996.   It is
estimated that the repair of the steam generators could extend the outage six to nine weeks beyond the original five week period.
Based on current estimates, Kewaunee could be expected to be returned to service before the end of the year.

*It is estimated that the total cost of repairing corroded sleeved tubes utilizing laser welding repair technology would be $3,000,000 to $5,000,000. The impact on WPSC would be to increase expenses by $1,236,000 to $2,060,000. The current estimated cost of purchasing replacement power is in the range of $470,000 more per week than the cost of Kewaunee generated power. For the remainder of 1996, WPSC's existing fuel clause window mechanism in the Wisconsin jurisdiction provides essentially no financial protection for the additional

____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

purchased power costs associated with the extended outage. For 1997, WPSC is pursuing regulatory approval of one of several alternative cost recovery mechanisms which would reduce the financial exposure of either an extended Kewaunee outage or a mid-operating cycle outage to a greater extent than the existing fuel adjustment mechanism. If one of the new proposed fuel adjustment mechanisms is not approved, and if the PSCW decides to retain the existing fuel adjustment mechanism, WPSC would be able to increase its utility rates prospectively if the actual total fuel and purchased power costs exceed the forecasted amounts by more than two percent.

*Prior to the current refueling outage, Kewaunee was operating at 98% of full rated capacity due to the plugging of tubes. After the anticipated repairs to be made during this outage, Kewaunee could be operating at approximately the same 98% level.

The duration of the current Kewaunee outage will depend upon a number of steam generator repair related factors, including: (1) Whether or not the NRC will permit the use of the laser welding repair technology, (2) The length of time it takes the NRC to respond to the Kewaunee owners' request for use of the laser welding repair technology, (3) The availability of the necessary welding equipment and trained personnel to operate the equipment, (4) The number of tubes to be repaired, (5) The NRC satisfaction that the tubes that remain unplugged will perform safely during the next operating cycle, and (6) The tube repair success rate. If for any reason the steam generators cannot be repaired, the ability of the Kewaunee owners to reach consensus on steam generator replacement and to secure the approval of the Public Service Commission of Wisconsin ("PSCW") for such replacement would become critical factors affecting the duration of the current outage because in that case replacement of steam generators would be essential for the continued operation of Kewaunee.

*If the repairs are made using laser welding technology, such repairs would only be temporary because corrosion would continue at a rate which cannot be forecasted accurately. Although WPSC believes that the repairs could extend the useful life of the steam generators for a period of three or more years, there has been minimal field experience with this repair technology, and there can be no assurance that such repairs will be effective or, once effective, remain effective for any given period of time. In any event, continued long-term operation of

____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

Kewaunee will require replacement of both of the Kewaunee steam generators.

*If it should become necessary to retire Kewaunee permanently, WPSC would replace the Kewaunee generation through a combination of power purchases, increased generation at existing WPSC generating units, and new generating unit additions, if necessary. Power purchases would be made from neighboring utilities in Wisconsin and/or the Upper Midwest. As the industry deregulates, WPSC would monitor the price and deliverability of purchased power and would accordingly plan for and solicit bids to build and/or buy new replacement generating capacity which would provide WPSC the best competitive advantage in the absence of Kewaunee. The acquisition of new generating capacity would require prior regulatory approval. In 1997, the PSCW is expected to consider whether a need exists for the power which would be delivered by an independent power producer under an agreement signed in November 1995.

*On March 15, 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators in 1999. Review of this application is pending and the PSCW response cannot be predicted. In addition, the owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC is negotiating with the other Kewaunee owners to resolve this and other ownership issues. As described in the application filed with the PSCW, WPSC is willing to consider acquiring full ownership of Kewaunee upon satisfactory resolution of issues relating to decommissioning costs as well as price and other issues. The Kewaunee owners have not reached agreement on these matters, but negotiations are ongoing. If the steam generator replacement project receives PSCW approval, the issues relating to the future ownership would still need to be resolved before the steam generator replacement could proceed. The total capital cost of replacing the two generators would be approximately $89,000,000 (WPSC's share being $36,668,000) in year of occurrence dollars from 1996 through 2000 including allowance for funds use during construction and assuming a fall 1999 steam generator replacement. WPSC's management believes that it is prudent to replace the steam generators at the earliest possible date. The elapsed time from placing a firm steam generator order to receiving delivery is 22 months.

WPSC has applied to the PSCW for acceleration of the depreciation and decommissioning collections relative to Kewaunee such that by the end

____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

of the year 2002 there would be full recovery of all existing plant investment exclusive of that related to the new steam generators, and there would be funding adequate to fully fund currently forecasted decommissioning expenditures. With respect to depreciation, WPSC has requested a special depreciation accrual (over and above the amount presently being accrued) in the amount of $5,500,000 for each of the six years 1997 to 2002. With respect to decommissioning, WPSC has requested an increase in the annual decommissioning fund contribution
of $8,800,000, from $8,4000,000 to $17,200,000.   The request for
these accelerations reflects the condition of the present steam generators and the evolution of the electric generation marketplace toward a more competitive model. A PSCW decision on the depreciation and decommissioning applications is expected during the fourth quarter of 1996.


____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

                      Part II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

Kewaunee Nuclear Power Plant
(The following information includes forward looking information.)

The Kewaunee Nuclear Power Plant ("Kewaunee") is operated by Wisconsin Public Service Corporation ("WPSC"), the registrant's wholly-owned subsidiary. WPSC has a 41.2% ownership interest in Kewaunee.

Kewaunee was taken out of service on September 21, 1996 for a scheduled refueling and maintenance outage which was originally projected to be of five weeks duration, that is, Kewaunee was scheduled to return to service on October 25, 1996. During the outage, however, electronic inspection of previously sleeved steam generator tubes disclosed continued degradation of steam generator tube sleeve joints. There were 907 new indications of corrosion in Steam Generator A and 587 new indications in Steam Generator B which would require plugging, except for the impact of two technical specification changes described below. Plugging of these tubes would result in the aggregate number of effectively plugged Steam
Generator A tubes of approximately 49% of total tubes and the aggregate number of effectively plugged Steam Generator B tubes of approximately 34% of total tubes (each steam generator has a total of 3,388 tubes). In each instance, this would exceed the currently effective 25% average plugging limit for each of the two steam generators established by the current Kewaunee safety analysis report and would prevent further operation of Kewaunee unless and until the tubes are repaired or the two steam generators are replaced. WPSC has successfully performed the safety analyses necessary to increase the steam generator effective plugging margin from 25% to 30%.

*As anticipated in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, the owners of Kewaunee have submitted requests to the Nuclear Regulatory Commission ("NRC") for two technical specification changes: (1) The first technical specification change, which was approved in September 1996, relocates the sleeve pressure boundary and allows leaving 49 tubes in Steam Generator A and 40 tubes in Steam Generator B in service; (2) The second technical specification change, approval of which is still

____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

pending, would allow the laser weld repair of the sleeve joints thereby allowing the steam generator tubes with the new indications to remain in service. Although the registrant cannot predict the exact nature and timing of the NRC's response to the request for the second technical specification change, the registrant currently expects the
request to be approved by the NRC in mid-November of 1996.   It is
estimated that the repair of the steam generators could extend the outage six to nine weeks beyond the original five week period.
Based on current estimates, Kewaunee could be expected to be returned to service before the end of the year.

*It is estimated that the total cost of repairing corroded sleeved tubes utilizing laser welding repair technology would be $3,000,000 to $5,000,000. The impact on WPSC would be to increase expenses by $1,236,000 to $2,060,000. The current estimated cost of purchasing replacement power is in the range of $470,000 more per week than the cost of Kewaunee generated power. For the remainder of 1996, WPSC's existing fuel clause window mechanism in the Wisconsin jurisdiction provides essentially no financial protection for the additional purchased power costs associated with the extended outage. For 1997, WPSC is pursuing regulatory approval of one of several alternative cost recovery mechanisms which would reduce the financial exposure of either an extended Kewaunee outage or a mid-operating cycle outage to a greater extent than the existing fuel adjustment mechanism. If one of the new proposed fuel adjustment mechanisms is not approved, and if the PSCW decides to retain the existing fuel adjustment mechanism, WPSC would be able to increase its utility rates prospectively if the actual total fuel and purchased power costs exceed the forecasted amounts by more than two percent.

*Prior to the current refueling outage, Kewaunee was operating at 98% of full rated capacity due to the plugging of tubes. After the anticipated repairs to be made during this outage, Kewaunee could be operating at approximately the same 98% level.

The duration of the current Kewaunee outage will depend upon a number of steam generator repair related factors, including: (1) Whether or not the NRC will permit the use of the laser welding repair technology, (2) The length of time it takes the NRC to respond to the Kewaunee owners' request for use of the laser welding repair technology, (3) The availability of the necessary welding equipment and trained personnel to operate the equipment, (4) The number of

____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

tubes to be repaired, (5) The NRC satisfaction that the tubes that remain unplugged will perform safely during the next operating cycle, and (6) The tube repair success rate. If for any reason the steam generators cannot be repaired, the ability of the Kewaunee owners to reach consensus on steam generator replacement and to secure the approval of the Public Service Commission of Wisconsin ("PSCW") for such replacement would become critical factors affecting the duration of the current outage because in that case replacement of steam generators would be essential for the continued operation of Kewaunee.

*If the repairs are made using laser welding technology, such repairs would only be temporary because corrosion would continue at a rate which cannot be forecasted accurately. Although WPSC believes that the repairs could extend the useful life of the steam generators for a period of three or more years, there has been minimal field experience with this repair technology, and there can be no assurance that such repairs will be effective or, once effective, remain effective for any given period of time. In any event, continued long-term operation of Kewaunee will require replacement of both of the Kewaunee steam generators.

*If it should become necessary to retire Kewaunee permanently, WPSC would replace the Kewaunee generation through a combination of power purchases, increased generation at existing WPSC generating units, and new generating unit additions, if necessary. Power purchases would be made from neighboring utilities in Wisconsin and/or the Upper Midwest. As the industry deregulates, WPSC would monitor the price and deliverability of purchased power and would accordingly plan for and solicit bids to build and/or buy new replacement generating capacity which would provide WPSC the best competitive advantage in the absence of Kewaunee. The acquisition of new generating capacity would require prior regulatory approval. In 1997, the PSCW is expected to consider whether a need exists for the power which would be delivered by an independent power producer under an agreement signed in November 1995.

*On March 15, 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators in 1999. Review of this application is pending and the PSCW response cannot be predicted. In addition, the owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC is negotiating with the other Kewaunee owners to resolve this and other ownership issues. As described in the

____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

application filed with the PSCW, WPSC is willing to consider acquiring full ownership of Kewaunee upon satisfactory resolution of issues relating to decommissioning costs as well as price and other issues. The Kewaunee owners have not reached agreement on these matters, but negotiations are ongoing. If the steam generator replacement project receives PSCW approval, the issues relating to the future ownership would still need to be resolved before the steam generator replacement could proceed. The total capital cost of replacing the two generators would be approximately $89,000,000 (WPSC's share being $36,668,000) in year of occurrence dollars from 1996 through 2000 including allowance for funds use during construction and assuming a fall 1999 steam generator replacement. WPSC's management believes that it is prudent to replace the steam generators at the earliest possible date. The elapsed time from placing a firm steam generator order to receiving delivery is 22 months.

WPSC has applied to the PSCW for acceleration of the depreciation and decommissioning collections relative to Kewaunee such that by the end of the year 2002 there would be full recovery of all existing plant investment exclusive of that related to the new steam generators, and there would be funding adequate to fully fund currently forecasted decommissioning expenditures. With respect to depreciation, WPSC has requested a special depreciation accrual (over and above the amount presently being accrued) in the amount of $5,500,000 for each of the six years 1997 to 2002. With respect to decommissioning, WPSC has requested an increase in the annual decommissioning fund contribution
of $8,800,000, from $8,4000,000 to $17,200,000.   The request for
these accelerations reflects the condition of the present steam generators and the evolution of the electric generation marketplace toward a more competitive model. A PSCW decision on the depreciation and decommissioning applications is expected during the fourth quarter of 1996.


____________________
* Paragraphs which include forward looking information are preceded by an asterisk ("*").

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS

             The following documents are filed herewith:

               Exhibit 3(ii)  By-laws
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

               Exhibit 11     Statement Regarding Computation of Per
                              Share Earnings
                                  WPS Resources Corporation

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



                                          WPS Resources Corporation



Date: October 25, 1996                       /s/ D. L. Ford
                                      ________________________________
                                                 D. L. Ford
                                                 Controller

                                        (Duly Authorized Officer and
                                          Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wisconsin Public Service Corporation


Date: October 25, 1996                       /s/ D. L. Ford
                                      ________________________________
                                                 D. L. Ford
                                                 Controller

                                        (Duly Authorized Officer and
                                          Chief Accounting Officer)

                    WPS RESOURCES CORPORATION AND
                WISCONSIN PUBLIC SERVICE CORPORATION
                     EXHIBIT INDEX TO FORM 10-Q
               FOR THE QUARTER ENDED SEPTEMBER 30, 1996



Exhibit No.                     Description
___________                     ___________

     3(ii)      By-laws
                     WPS Resources Corporation
                     Wisconsin Public Service Corporation

    11          Statement Regarding Computation of Per Share Earnings
                     WPS Resources Corporation

    27          Financial Data Schedule
                     WPS Resources Corporation
                     Wisconsin Public Service Corporation