Form 10-K
period 1996-12-31
WPS RESOURCES CORP
filed 1997-03-07
CIK 916863

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K


(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission        Registrant; State of Incorporation        IRS Employer
file number          Address; and Telephone Number       Identification No.
-----------       ----------------------------------     ------------------

  1-11337         WPS RESOURCES CORPORATION                  39-1775292
                  (A Wisconsin Corporation)
                  700 North Adams Street
                  P. O. Box 19001
                  Green Bay, WI 54307-9001
                  414-433-1466

  1-3016          WISCONSIN PUBLIC SERVICE CORPORATION       39-0715160
                  (A Wisconsin Corporation)
                  700 North Adams Street
                  P. O. Box 19001
                  Green Bay, WI 54307-9001
                  414-433-1466

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

                               Title of                  Name of each exchange
                              each class                  on which registered
                              ----------                 ---------------------

WPS RESOURCES CORPORATION     Common Stock,              New York Stock Exchange and
                              $1 par value               Chicago Stock Exchange

                              Rights to purchase         New York Stock Exchange and
                              Common Stock pursuant      Chicago Stock Exchange
                              to Rights Agreement
                              dated December 12, 1996

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

WISCONSIN PUBLIC SERVICE CORPORATION

               Preferred Stock, Cumulative, $100 par value
               5.00% Series                   5.08% Series
               5.04% Series                   6.76% Series



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by
------------------------------------------------------------
nonaffiliates of the Registrant.
--------------------------------

          WPS RESOURCES CORPORATION

                   $651,192,214 as of March 5, 1997

          WISCONSIN PUBLIC SERVICE CORPORATION

                   None

Number of shares outstanding of each class of common stock, as of
-----------------------------------------------------------------
December 31, 1996:
-----------------

WPS RESOURCES CORPORATION             Common Stock, $1 par value,
                                      23,896,962 shares

WISCONSIN PUBLIC SERVICE CORPORATION  Common Stock, $4 par value,
                                      23,896,962 shares


               DOCUMENTS INCORPORATED BY REFERENCE

(1)  Definitive proxy statement for the WPS Resources Corporation
     Annual Meeting of Shareholders on May 1, 1997 is incorporated into Parts I and III.

PAGE

                       WPS RESOURCES CORPORATION
                                  and
                 WISCONSIN PUBLIC SERVICE CORPORATION

                               FORM 10-K
        ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                 For the Year Ended December 31, 1996

                           TABLE OF CONTENTS

DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . .     v

PART I

1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .     1

     A.   GENERAL
               WPS Resources Corporation. . . . . . . . . . .     1
               Wisconsin Public Service Corporation . . . . .     1

     B.   ELECTRIC MATTERS
               Industry Restructuring . . . . . . . . . . . .     2
               Electric Operations. . . . . . . . . . . . . .     5
               Generating Capacity. . . . . . . . . . . . . .     5
               Advance Plan . . . . . . . . . . . . . . . . .     6
               Kewaunee Nuclear Power Plant . . . . . . . . .     6
               Fuel Supply. . . . . . . . . . . . . . . . . .    10
               Other Matters. . . . . . . . . . . . . . . . .    14
               Electric Financial Summary . . . . . . . . . .    15
               Electric Operating Statistics
                    WPS Resources Corporation . . . . . . . .    16
                    Wisconsin Public Service Corporation  . .    17

     C.   GAS MATTERS
               Industry Restructuring . . . . . . . . . . . .    18
               Other Matters. . . . . . . . . . . . . . . . .    18
               Gas Financial Summary. . . . . . . . . . . . .    22
               Gas Operating Statistics
                    WPS Resources Corporation . . . . . . . .    23
                    Wisconsin Public Service Corporation  . .    24

     D.   NON-REGULATED BUSINESS ACTIVITIES . . . . . . . . .    25

     E.   ENVIRONMENTAL MATTERS
               General. . . . . . . . . . . . . . . . . . . .    26
               Air Quality. . . . . . . . . . . . . . . . . .    26
               Water Quality. . . . . . . . . . . . . . . . .    27

               Gas Plant Cleanup. . . . . . . . . . . . . . .    27
               Other Solid Waste Disposal . . . . . . . . . .    29

     F.   REGULATORY MATTERS
               General. . . . . . . . . . . . . . . . . . . .    30
               Customer Rate Matters. . . . . . . . . . . . .    30
               Industry Restructuring . . . . . . . . . . . .    30
               Accounting Developments. . . . . . . . . . . .    31
               Dividend Restrictions. . . . . . . . . . . . .    31

     G.   CAPITAL REQUIREMENTS. . . . . . . . . . . . . . . .    32

     H.   EMPLOYEES . . . . . . . . . . . . . . . . . . . . .    33

2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .    34

     A.   UTILITY . . . . . . . . . . . . . . . . . . . . . .    34
     B.   NON-REGULATED . . . . . . . . . . . . . . . . . . .    35

3.   LEGAL PROCEEDINGS .. . . . . . . . . . . . . . . . . . .    35

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .    35

4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .    36

     A.   EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION . .    36
     B.   EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE
          CORPORATION . . . . . . . . . . . . . . . . . . . .    37

PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . .    39

6.   SELECTED FINANCIAL DATA

     WPS RESOURCES CORPORATION
     COMPARATIVE FINANCIAL STATEMENTS AND
     FINANCIAL STATISTICS (1992 TO 1996)

     A.   CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . .    41
     B.   CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . .    42
     C.   FINANCIAL STATISTICS. . . . . . . . . . . . . . . .    43

     WISCONSIN PUBLIC SERVICE CORPORATION
     COMPARATIVE FINANCIAL DATA AND FINANCIAL
     STATISTICS (1992 TO 1996)

     D.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . .    44
     E.   FINANCIAL STATISTICS. . . . . . . . . . . . . . . .    45

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATION OF
     WPS RESOURCES CORPORATION AND
     WISCONSIN PUBLIC SERVICE CORPORATION . . . . . . . . . .    46

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     WPS RESOURCES CORPORATION
     A.   CONSOLIDATED STATEMENTS OF INCOME
          AND RETAINED EARNINGS . . . . . . . . . . . . . . .    60
     B.   CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . .    61
     C.   CONSOLIDATED STATEMENTS OF CAPITALIZATION . . . . .    63
     D.   CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . .    64
     E.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . .    65
     F.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . .    88

     WISCONSIN PUBLIC SERVICE CORPORATION
     G.   CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . .    89
     H.   CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . .    90
     I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION . . . . .    92
     J.   CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . .    93
     K.   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  . . .    94
     L.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . .    95
     M.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. . . . . .    96

9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . .    97

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . .    97

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . .    97

     DESCRIPTION OF DOCUMENTS . . . . . . . . . . . . . . . .   100

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .   106

     WPS RESOURCES CORPORATION FINANCIAL STATEMENT SCHEDULES

     A.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
          SCHEDULE III - CONDENSED PARENT
          COMPANY ONLY FINANCIAL STATEMENTS . . . . . . . . .   107
     B.   STATEMENTS OF INCOME AND RETAINED EARNINGS. . . . .   108
     C.   BALANCE SHEETS  . . . . . . . . . . . . . . . . . .   109
     D.   STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . .   110
     E.   NOTES TO PARENT COMPANY FINANCIAL STATEMENTS  . . .   111

                              DEFINITIONS


The following abbreviations and acronyms are used in the text of this Form 10-K:

Act . . . . . . . . . . . .      Federal Clean Air Act Amendments
                                 of 1990

AFUDC . . . . . . . . . . .      Allowance for funds used during
                                 construction

ANR . . . . . . . . . . . .      ANR Pipeline Company

APBO. . . . . . . . . . . .      Accrued post-retirement benefit
                                 obligation

Btu . . . . . . . . . . . .      British thermal unit

Columbia* . . . . . . . . .      The Columbia Energy Center

Company . . . . . . . . . .      WPS Resources Corporation

CPCN. . . . . . . . . . . .      Certificate of Public
                                 Convenience and Necessity

CWIP* . . . . . . . . . . .      Construction work in progress

Dakota. . . . . . . . . . .      Dakota Gasification Plant

DNR . . . . . . . . . . . .      Wisconsin Department of Natural
                                 Resources

DOE . . . . . . . . . . . .      U. S. Department of Energy

DRP*. . . . . . . . . . . .      Dividend Reinvestment and Stock
                                 Purchase Plan of the Company
                                 (subsequently replaced by the
                                 Stock Investment Plan)

DSM . . . . . . . . . . . .      Demand-side management of energy
                                 use

Edgewater*. . . . . . . . .      The Edgewater Unit 4 power plant

EPA . . . . . . . . . . . .      U. S. Environmental Protection
                                 Agency

ESOP. . . . . . . . . . . .      Employee Stock Ownership Plan
                                 and Trust of Wisconsin Public
                                 Service Corporation

ESI . . . . . . . . . . . .      WPS Energy Services, Inc., a
                                 subsidiary of the Company

FERC. . . . . . . . . . . .      Federal Energy Regulatory
                                 Commission

GIC . . . . . . . . . . . .      Gas Inventory Charge filed by
                                 ANR Pipeline Company

ISO . . . . . . . . . . . .      Independent system operator

Kewaunee. . . . . . . . . .      Kewaunee Nuclear Power Plant

kVa . . . . . . . . . . . .      Kilovolt-ampere

kw. . . . . . . . . . . . .      Kilowatts

kWh . . . . . . . . . . . .      Kilowatt-hour

Leasing . . . . . . . . . .      WPS Leasing, Inc., a subsidiary
                                 of Wisconsin Public Service
                                 Corporation

MAIN. . . . . . . . . . . .      Mid America Interconnected
                                 Network

MG&E. . . . . . . . . . . .      Madison Gas and Electric Company

MPSC. . . . . . . . . . . .      Michigan Public Service
                                 Commission

NERCO . . . . . . . . . . .      NERCO Coal Company

NOI . . . . . . . . . . . .      Notice of Inquiry

NOPR. . . . . . . . . . . .      Notice of Proposed Rulemaking

NRC . . . . . . . . . . . .      Nuclear Regulatory Commission

Nuclear Policy Act. . . . .      Nuclear Waste Policy Act of 1982

OASIS . . . . . . . . . . .      Open Access Same Time
                                 Information System

Oconto. . . . . . . . . . .      Oconto Electric Cooperative

Order . . . . . . . . . . .      Order No. 636 issued by FERC in
                                 April 1992

PDI . . . . . . . . . . . .      WPS Power Development, Inc., a
                                 subsidiary of the Company

PGAC. . . . . . . . . . . .      Purchased-gas-adjustment clause

Polsky. . . . . . . . . . .      Polsky Energy Corporation

PRB . . . . . . . . . . . .      Powder River Basin in Wyoming

PRP . . . . . . . . . . . .      Potentially responsible party

PSCW. . . . . . . . . . . .      Public Service Commission of
                                 Wisconsin

Pulliam*. . . . . . . . . .      The Pulliam generating facility

Railroads . . . . . . . . .      Soo Line and Wisconsin Central
                                 railroads

River Power . . . . . . . .      Wisconsin River Power Company

SFAS. . . . . . . . . . . .      Statement of Financial
                                 Accounting Standards

Sheboygan II Gas Plant. . .      Property adjacent to the
                                 Sheboygan River previously used
                                 by Wisconsin Public Service
                                 Corporation for the gasification
                                 of coal

SIP . . . . . . . . . . . .      Stock Investment Plan of the
                                 Company

Stoneman. . . . . . . . . .      Stoneman Power Plant

Superfund . . . . . . . . .      Comprehensive Environmental
                                 Response, Compensation, and
                                 Liability Act

Union . . . . . . . . . . .      Local 310 of the International
                                 Union of Operating Engineers
                                 which represents certain
                                 Wisconsin Public Service
                                 Corporation employees

USEC. . . . . . . . . . . .      United States Enrichment
                                 Corporation

Viking. . . . . . . . . . .      Viking Gas Transmission Company

WCC . . . . . . . . . . . .      Wisconsin Capacity Coalition

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

Yankee Atomic . . . . . . .      Yankee Atomic Electric Company




-----
* Indicates items not defined elsewhere in this report.

                              PART I


ITEM 1.  BUSINESS

                           A.  GENERAL

                    WPS RESOURCES CORPORATION

    WPS Resources Corporation ("Company"), a Wisconsin Corporation, was incorporated on December 3, 1993 as a subsidiary of Wisconsin Public Service Corporation ("WPSC"). On September 1, 1994, the Company, in a share-for-share exchange of common stock, acquired all of the common stock of WPSC, $4 par value, and issued to the former shareholders of WPSC shares of the Company's common stock, $1 par value. The Company operates as a holding company with both regulated (utility) and non-regulated business units. The Company's principal subsidiaries are: WPSC, a regulated electric and gas utility; WPS Energy Services, Inc. ("ESI"), a non-regulated subsidiary, and WPS Power Development, Inc. ("PDI"), a non-regulated subsidiary. WPSC, ESI, and PDI represented approximately 82%, 18%, and .2% of the Company's consolidated revenues and 95%, 4%, and 1% of the Company's consolidated assets, respectively.


               WISCONSIN PUBLIC SERVICE CORPORATION

    At December 31, 1996, WPSC served 367,892 electric retail customers and 212,094 gas retail customers in an 11,000 square mile service territory in Northeastern Wisconsin and an adjacent part of Upper Michigan. Additionally, WPSC provides wholesale (full or partial requirements) electric service, either directly or indirectly, to 12 municipal utilities, 3 Rural Electrification Administration financed electric cooperatives, and a privately held utility. Operating revenues in the year 1996 were derived 97% from Wisconsin customers and 3% from Michigan customers. Of total revenues in 1996, 70% were from electric operations and 30% were from gas operations. Of total electric revenues, 93% were from retail sales and 7% were from wholesale sales.

    WPSC's retail service areas are principally protected by indeterminate permits secured by statute in Wisconsin, and franchises granted by municipalities in Michigan.

                       B.  ELECTRIC MATTERS

    INDUSTRY RESTRUCTURING. The Federal Energy Regulatory Commission ("FERC"), in March 1995, issued a notice of proposed rulemaking ("NOPR") which: (1) required all utilities under the FERC's jurisdiction, including WPSC, to file non-discriminatory, open access transmission tariffs which would be available to all wholesale buyers and sellers of electric energy, (2) required utilities to take service under the tariffs for their own wholesale sales and purchases of electric energy, and (3) provided utilities with an opportunity to recover stranded costs (i.e., unrecovered investment in facilities that are uneconomical to operate).

    In April 1996, FERC issued Orders 888 and 889 based on the March 1995 NOPR and the comments of interested parties. These orders covered: (1) open access transmission tariff rules, pricing, and procedures, (2) the Open Access Same Time Information System ("OASIS"), which requires utilities to publish transmission tariff rules and pricing on a publicly available electronic bulletin board for all potential buyers to see and evaluate, (3) standards of conduct, which are rules a utility must follow when dealing with its own unregulated subsidiaries, and (4) general principles for Independent System Operators ("ISO"). An ISO is an independent third party which would operate and regulate, on a real-time basis, the transmission systems for a number of utility owners. An ISO would operate in tight power pools, which are geographic areas where the regional utilities have pooled their generation for centralized purchase by all parties. The FERC order required utilities which own transmission facilities, including WPSC, to file open access transmission compliance tariffs by July 9, 1996. With a few exceptions, all transmission owning investor-owned utilities have open access transmission tariffs, all of which must yet be approved by the FERC. These tariffs provide the terms and conditions under which utilities will provide transmission service and associated ancillary generation services to eligible wholesale customers. Numerous parties have filed exceptions requesting rehearing on a number of issues. It is anticipated that FERC will address the rehearing issue requests in the first quarter of 1997.

    As part of implementing the FERC orders, WPSC has accomplished separation of the transmission system operations from wholesale purchasing and sales operations by physically separating and isolating its transmission system operations center from its generation, wholesale power sales, and purchased power system operating center.

    On January 3, 1997, WPSC implemented the final requirements under these orders by developing and implementing formal standards of conduct, which are rules governing transmission department dealings with the generation, wholesale purchase, and sales departments of the utility. WPSC also joined the regional OASIS operated by Mid America Interconnected Network ("MAIN"), which is an organization formed by utilities in Wisconsin, Upper Michigan, Illinois, and Missouri that monitors and communicates on the reliability of the generation and transmission systems. The OASIS, which is being developed by MAIN utilities, will calculate and post on a publicly available bulletin board, the available regional transmission capacity, along with pricing and rules for all potential buyers in an attempt to promote robust generation competition in the region.

    WPSC is part of a group of 23 Midwestern utilities designing an independent system operator to operate and regulate on a real-time basis the transmission systems in the region. If a Midwest ISO becomes reality, it will operate, monitor, and provide real-time regulation ensuring that utilities are following tariff rules and pricing with respect to the transmission systems of member owners, and providing transmission service across the region. The Public Service Commission of Wisconsin ("PSCW") has also promoted the ISO concept and has issued a number of ISO principles it believes are important to promote generation competition and limit generation owner market power, which is the ability to control the market.

    The import capability of Wisconsin's transmission system in general, and WPSC's transmission system in particular, is adequate based on historical levels to meet expected firm and non-firm imports of power. Non-firm imports, usually made for economic reasons, can be severely restrained during periods of high transmission system use.

    WPSC has completed negotiations with its major wholesale customers and has a settlement agreement regarding the July open access transmission rates and an associated request for market-based rate authority. It is anticipated that FERC will approve the settlement in the first quarter of 1997.

    In December 1995, the PSCW outlined its plan for restructuring the electric industry in Wisconsin. The plan includes a 32-step, 5-year process concluding with retail competition by the year 2001. In 1996, the PSCW opened dockets in this process to address: (1) designing the organizational separation of the generation, transmission, and distribution portions of the vertically integrated utility, (2) determining which government agency has siting authority for new generation and transmission facilities, (3) adopting affiliate interest standards, which are the rules for utility dealings with subsidiaries and affiliates, (4) establishing public benefit advisory boards to oversee the low income and conservation efforts presently provided by the regulated utilities,
(5) determining generation market power and taking related appropriate actions, (6) establishing quality of service standards, and (7) reforming the advance plan process,which is the planning process that prepares for transmission and generation facility additions. Progress on these dockets has been slow with final PSCW order being issued only on item (7).

    The Wisconsin Legislature may consider electric restructuring in 1997. In the meantime, the PSCW, utility companies, various advocacy groups, and utility customers continue to dialogue in an effort to reach consensus on how to comply with the PSCW introduced plan for restructuring the electric industry.

    In Michigan, the governor asked a commission to study industrial pressures for competitive electric utility rates, since the rates in Michigan are higher than the national average and higher than some neighboring states. Based on the commission's report, utilities have identified the following issues: (1) generation access for new loads,(2) Michigan Public Service Commission ("MPSC") approved tariffs, (3) separating the tariff rules and pricing into generation, transmission, and distribution components, (4) determining the maximum and minimum levels of customer load that can be included in the program, (5) requiring reciprocity from utilities in neighboring states, (6) determining levels of stranded cost with respect to generation assets and/or purchase power contracts with costs in excess of market recovery levels, (7) replacing cost-based rate regulation with performance-based regulation, which allows utilities to gain or lose earnings based on performance, (8) special contracts between utilities and individual customers based on market pricing rather than cost, and (9) elimination of utility subsidized or customer subsidized conservation programs.
The MPSC staff has proposed, and the MPSC is considering a move to industry restrucuring with retail customer open access to generation for all customers classes at a rate of 2.5% of each utility's load per year starting in 1998.

    Two merger proposals involving utilities in the region were moving through the approval process during 1996. In May 1995, Wisconsin Energy Corporation and Northern States Power Company filed with the FERC for approval to form Primergy. In March 1996, WPL Holdings, Inc., IES Industries, Inc., and Interstate Power Company filed with the FERC to form Interstate Energy Corporation. The FERC issued a Notice of Inquiry ("NOI") in the Primergy Case in late 1995. Comments on this NOI were due in May 1996. WPSC participated in the

NOI and was a limited intervenor in the Primergy merger case at the FERC and at the PSCW. WPSC is also a participant in the IES merger case at the FERC and the PSCW.

    ELECTRIC OPERATIONS. The largest communities served at retail with electricity are the cities of Green Bay, Oshkosh, Wausau, and Stevens Point.

     WPSC owns 33.1% of the outstanding capital stock of Wisconsin River Power Company ("River Power"). The business of River Power consists of the ownership and operation of two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of about 38,700 kilowatts ("kw"). The output of the hydroelectric plants is sold, at the sites of the plants, to the three companies substantially in proportion to their stock ownership interests.

    GENERATING CAPACITY. Coordinated planning for generation and transmission is a function of the Wisconsin Upper Michigan Systems of which WPSC is a member. Other members include Madison Gas and Electric Company ("MG&E"), Upper Peninsula Power Company, Wisconsin Electric Power Company ("WEPCO"), Wisconsin Power and Light Company ("WP&L"), and Wisconsin Public Power, Inc. ("WPPI"). Existing and planned interconnections with other neighboring utilities provide a further means of sharing reserve capacities and interchanging energy.

     WPSC experienced a 1996 net firm load peak of 1,591,000 Kw on August 6. Considering a firm purchase of 74,800 Kw and a total generating capability of 1,799,300 Kw, the system reserve margin was 18.7%. In addition, 92,000 Kw of opportunity sales were served during the peak hour. WPSC's future generating reserves, adjusted for firm purchases, firm sales, and planned capacity additions, are estimated to be above the planning criteria of a 15% minimum reserve in 1997 and 1998. See Part I,
Item 2, PROPERTIES, at page 34 for information concerning generating facilities.

    In November 1995, WPSC signed a 25-year agreement to purchase power from Polsky Energy Corporation ("Polsky"), an independent power producer proposing to build a plant adjacent to the Nicolet Paper Company mill in DePere, Wisconsin. The first phase of the project calls for completion of a 179-megawatt combustion turbine facility in 1999. The second phase, scheduled to be in service in 2004, converts the facility to a combined cycle unit and increases the total capacity to 232 megawatts. A combined-cycle unit is a type of combustion turbine in which the hot exhaust gases pass through a heat recovery steam generator to produce steam. The steam drives a steam turbine generator which usually produces one-third of the power generated.

    Construction of the Polsky project is contingent upon PSCW approval in stage two of the Certificate of Public Convenience and Necessity ("CPCN") process. The PSCW has stated that during stage two of the CPCN proceedings, evidence of the need for the facility will be considered. A recent WPSC load forecast suggests the capacity may not be needed. A final decision on stage two of the CPCN process is expected in 1997.

    ADVANCE PLAN. In December 1995, the PSCW approved the Advance Plan 7 order. The transmission and generation plans submitted by WPSC in Advance Plan 7 were approved. The Advance Plan order requires that WPSC provide cost effective demand-side energy management programs. The order stresses use of renewable resources such as wind, wood residues, leafy residues, and other similar materials and the state-wide development plans for the design and feasibility of increased use of solar water heating and the use of natural light in new building design.

    KEWAUNEE NUCLEAR POWER PLANT. WPSC operates and has a 41.2% ownership interest in the Kewaunee Nuclear Power Plant
("Kewaunee").  Kewaunee operates with a Nuclear Regulatory
Commission ("NRC") license which expires in 2013.

    Kewaunee was taken out of service on September 21, 1996 for a scheduled refueling and maintenance outage which was projected to be five weeks in duration. During the outage, however, inspection of previously repaired steam generator tubes disclosed continued degradation of the tubes at the sleeve/parent tube joints. The severity of tube degradation prevents further operation of Kewaunee until the tubes are repaired or the two steam generators are replaced.

    Repair of the tubes using laser welding was undertaken. At December 31, 1996, it was anticipated that Kewaunee would return to service with repaired steam generators during the first quarter of 1997. Welding was completed late in January 1997. Subsequent testing indicated that repair of a number of the tubes was not effective. The return of Kewaunee to service will be delayed while additional repair efforts are undertaken. NRC approval of the repair process is needed to restart the plant.
It is unknown how long steam generator repairs and NRC approval of the steam generator repair process will take. It is uncertain when Kewaunee will return to service with repaired steam generators. If for any reason the steam generators cannot be repaired, the ability of the Kewaunee owners to reach consensus on steam generator replacement and to secure the approval of the PSCW for such replacement would become critical factors affecting the duration of the current outage because, in that case, replacement of the steam generators would be essential for the continued operation of Kewaunee.

    Even if the repairs are successful and the plant restarts, the tube repairs are expected to last only a few years because corrosion will continue at a rate which cannot be accurately forecasted. Therefore, Kewaunee would be retired significantly prior to the expiration of the operating license in 2013 unless the steam generators are replaced.

    If Kewaunee returns to service, it would be shut down at mid-cycle (within one year after being returned to service) for tube inspection. If significant further tube degradation would be discovered during the mid-cycle shutdown, Kewaunee may not be able to continue to operate without replacement of the steam generators. Since the earliest date by which the steam generators could be replaced is 1999, a mid-cycle shutdown and subsequent requirement that the steam generators be replaced before startup could result in an extended outage.

    WPSC could incur up to $1.8 million in the first quarter of 1997 for its share of Kewaunee steam generator tube repair costs. In addition, the cost to use other generating units or to purchase replacement power is expected to exceed the cost of Kewaunee generated power by approximately $67,000 per day. The cost of repairs and replacement power are contingent upon a number of factors including the repair method employed, the effectiveness of the repairs, and the duration of the outage.

    On February 20, 1997, WPSC received a rate order in the Wisconsin jurisdiction providing a $2.0 million per month surcharge on customer bills to cover the additional costs to be incurred by WPSC for acquiring power from other sources while Kewaunee remains out of service. The order was effective February 21, 1997.

     Continued long-term operation of Kewaunee will require replacement of both of the Kewaunee steam generators. On March 15, 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators in 1999. Review of this application is pending and a PSCW decision is expected late in 1997.

    The total capital cost of replacing the two generators would be approximately $89.0 million (WPSC's share being $36.7 million in year of occurrence dollars). Because of the work already undertaken, the elapsed time from placing a firm steam generator order to receiving delivery has been shortened to 22 months.

     In addition, the owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC favors replacement of the steam generators at the earliest possible date, while the other two joint owners have been unwilling to support replacement. The joint owners continue to discuss the issues and the related alternatives. If the steam generator replacement project receives PSCW approval, the issues relating to the continued operation and future ownership would still need to be resolved before the steam generator replacement could proceed. If the steam generators are replaced, WPSC believes Kewaunee costs would be recoverable in a competitive generation market.

    On January 3, 1997, the PSCW approved acceleration of cost recovery relative to that portion of the depreciation and decommissioning costs associated with Kewaunee applicable to the Wisconsin retail jurisdiction (currently approximately 88.0%). The PSCW decision directs the owners of Kewaunee to develop depreciation and decommissioning cost levels in connection with revised customer rates based on an expected end-of-life of 2002 versus the currently licensed end-of-life of 2013. At December 31, 1996, the net carrying amount of WPSC's Kewaunee investment was approximately $49.5 million. The current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement, exceeds the trust assets at December 31, 1996 by $63.4 million. This decision will result in a significant acceleration of WPSC's depreciation and decommissioning collections relative to Kewaunee for 1997 and the succeeding five years. The total dollar impact of this acceleration results in an $11.1 million annual increase in WPSC's customer rates. The decision was based on the substantial uncertainty regarding the expected useful life of the facility without steam generator replacement. The PSCW, in reaching its conclusion on this issue, clearly indicated that this decision was not to be interpreted as setting precedent with respect to the pending decision it faces regarding the approval of the steam generator replacement project. The PSCW indicated that the acceleration of depreciation and decommissioning at this time in conjunction with pending rate cases for each of the owners provided it with an opportunity to hedge against the potential that the decision will be to not proceed with replacement. Financial assurance of adequate funds to accomplish decommissioning was a significant consideration in reaching the decision. In the event the steam generator project is approved and proceeds, the PSCW indicated an interest in revisiting the depreciation and decommissioning decision based on the information available at that time. If the Kewaunee owners would decide not to replace the steam generators, management believes that the carrying amount of any unfunded decommissioning costs at the date of Kewaunee's retirement would be recoverable from customers in rates and that no write-down for impairment would be necessary.

    The PSCW decision, which became effective February 21, 1997, increases depreciation expense, exclusive of decommissioning expense recorded as depreciation expense, by approximately $3.3 million on an annualized basis. The depreciation of new steam generators, if approved, would be expected to be over their remaining useful life.

    The funding plan for decommissioning in effect through 1996 was based on physical decommissioning of the facility during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. The revised funding plan for decommissioning, which became effective February 21, 1997, is based on an assumption that the plant will be shut down at the end of 2002 and placed in a dormant state following the transfer of spent fuel from the spent fuel pool to temporary alternative storage facilities. The dormancy period is assumed to last until physical decommissioning begins. Physical decommissioning would be accomplished during the period 2015 to 2021 with additional expenditures being incurred during the period 2022 to 2039 related to the storage of spent nuclear fuel at the site. Based on the standard cost escalation assumptions required by a July 1994 PSCW order, Kewaunee decommissioning costs are estimated to
be   $398.0 million in current dollars under the current funding plan and $419.0 million in current dollars under the revised funding plan. In year of expenditure dollars, these amounts are $1.9 billion and $1.5 billion for the current funding plan and the revised funding plan, respectively. WPSC's share of Kewaunee decommissioning costs are estimated to be $164.0 million in current dollars and $785.0 million in year-of-expenditure dollars for the current funding plan and $172.0 million in current dollars and $614.0 million in year-of-expenditure dollars for the revised funding plan. These costs are recovered currently in customer rates and deposited in external trusts. Such costs totaled $9.0 million, $9.0 million, and $4.0 million for 1996, 1995, and 1994, respectively. The January 3, 1997 PSCW decision will increase these costs by approximately $8.3 million on an annualized basis. In developing these funding plans, long-term after-tax earnings of approximately 5.5% are assumed. As of December 31, 1996, the external trusts totaled $101.0 million, or 58.7% of revised estimated decommissioning costs of $172.0 million.

    WPSC anticipates that it will have sufficient capacity to supply electric energy to its firm customers during the present
Kewaunee
outage. In addition, energy supplies can be purchased from neighboring utilities and power marketers in order to supplement sources owned by WPSC.

    If Kewaunee were to be retired early for any reason, management believes it will be able to meet its commitments to supply power to its customers through one or more of the following alternatives: (1) contracting for additional purchased power, (2) investment in new generating facilities, or
(3) changes in commitments to serve customers if the generating business is deregulated.

    Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. WPSC is evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million in the early 2000s could provide additional storage sufficient to meet spent fuel storage needs until expiration of the current operating license in 2013.

    The Low-Level Radioactive Waste Policy Act of 1980 specifies that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Low Level Radioactive Waste Compact. The state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In July 1995, the Barnwell, South Carolina, disposal facility again began to accept low-level radioactive waste materials from outside its region.

    The Kewaunee capability factor was 71.3% in 1996, compared to a projected industry average of 79.8%. The capability factor is the percentage of maximum energy generation that a plant is capable of supplying to the electrical grid limited only by factors within the control of plant management. The comparable amounts for 1995 were 83.1% and 84.5%, respectively. The lower Kewaunee percentage for 1996 reflects the extended shutdown of Kewaunee for the repair of the steam generator tubes.

    FUEL SUPPLY. WPSC's electric generation mix in 1996 compared to 1995 was: steam plants (coal), 67.9%, up from 63.7%; steam plant (nuclear), 11.2%, down from 13.5%; hydro, 3.1%, up from 2.6%; combined natural gas and fuel oil, .6%, down from .9%; and purchased power, 17.3%, down from 19.3%. Purchased power represents short-term energy purchases.

     Fuel costs in 1996 compared with 1995, expressed in dollars per million British thermal unit ("Btu"), were: nuclear, $.47, down from $.50; coal, $1.14, down from $1.18; natural gas, $2.84, up from $2.29; and No. 2 fuel oil, $4.36, up from $4.35.

     WPSC will purchase all of the coal for its solely-owned plants from the Powder River Basin ("PRB") mines located in Wyoming. Delivery of coal at the Pulliam plant is via railroad or lake vessel and at the Weston plant via railroad.

      WPSC has a long-term contract with one PRB coal supplier that is expected to provide approximately two-thirds of the projected coal requirements for Unit 3 at Weston over the long term. The remainder of the coal for solely-owned generating facilities is purchased under short-term agreements of three years or less. Transportation contracts are in place with railroads for delivery of PRB coal through 1999.

    WPSC also has a 31.8% ownership share in Columbia and a 31.8% ownership share in Edgewater Unit 4, both of which are operated by WP&L which has coal procurement responsibilities for these units. Columbia, with two 527-megawatt units, uses coal from the Wyoming-Montana coal fields. The entire low sulfur coal supply for Units 1 and 2 is supplied from the Southern PRB under short-term contracts of one to three years. Edgewater uses a blend of bituminous and sub-bituminous PRB coal, both of which are acquired under short-term contracts.

    During 1991, WPSC bought out the coal supply agreement with NERCO Coal Company ("NERCO") and the corresponding rail transportation contracts with the Soo Line and the Wisconsin Central Railroads ("Railroads"). WPSC paid approximately $34.0 million to NERCO and the Railroads as compensation for relief of all contractual obligations. The PSCW ruled that the railroad and coal contract buyout costs could be recovered in customer rates subject to a benefits test. In the Wisconsin jurisdiction, the remaining unamortized buyout costs of $7.7 million were recovered during 1996. FERC issued a conditional order on November 15, 1994 allowing recovery of all but approximately $3.6 million of NERCO buyout costs through a monthly surcharge rate over the period January 1993 through December 2005. The portion of the $3.6 million disallowance allocable to the FERC jurisdiction has not been determined. Management believes it is likely that the disallowance allocable to the FERC jurisdiction will not exceed the $625,000 write-off taken in 1993 in anticipation of the disallowance. WPSC will accrue and recover carrying charges on the unrecovered balance.

     The supply of nuclear fuel for Kewaunee requires the purchase of uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride, and fabrication of the enriched uranium into usable fuel assemblies. After a region of spent fuel (approximately one-third of the nuclear fuel assemblies in the reactor) is removed from the reactor, it is placed in temporary storage in a spent fuel pool at the plant site. Permanent storage is addressed below. There are presently no operating facilities in the United States that are reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee follows:

    (a) Requirements for uranium are met through spot or contract purchases. WPSC's inventory policy, which takes advantage of economical spot market purchases of uranium, results in WPSC maintaining inventories sufficient for up to two reactor reloads of fuel, excluding in-process uranium.

    (b) Uranium hexafluoride from inventory and from spot market purchases was used to satisfy converted material requirements in 1996. WPSC intends to purchase future conversion services on the spot market, but it has contracts with primary suppliers for services in 1997, 1998, and 1999.

    (c) In 1996, enrichment services were procured from COGEMA, Inc. pursuant to a contract executed in 1983 and last amended in 1995. Enrichment services can be purchased from the United States Enrichment Corporation ("USEC") under the terms of the utility services contract which is in effect for the life of Kewaunee. WPSC is committed to take 70% of its annual enrichment requirements in 1997 and, in alternate years thereafter, from USEC.

    (d) Fuel fabrication services through March 15, 2001 are covered by contract with Siemens Power Corporation.

    (e) Beyond the stated periods set forth above, additional contracts for uranium concentrates, conversion to uranium hexafluoride, enrichment, fabrication, and spent fuel storage will have to be procured. WPSC anticipates the prices for the foregoing will modestly increase.

    Pursuant to the Nuclear Waste Policy Act of 1982 ("Nuclear Policy Act"), the U. S. Department of Energy ("DOE") entered into a contract with WPSC to accept, transport, and dispose of spent nuclear fuel beginning no later than January 31, 1998. The DOE has announced that it will delay the acceptance of spent nuclear fuel beyond 1998.
A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by the DOE at one mill per net kilowatt-hour of electricity generated and sold by Kewaunee. An additional one-time fee was paid to the DOE for disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

    The Nuclear Policy Act provides that both the federal government and the nuclear utilities fund the decontamination and decommissioning of the three gaseous diffusion plants in the United States. Utility contributions will be collected through a special assessment based on a utility's percentage of uranium enrichment services purchased through the date of enactment compared to total enrichment sales by the DOE. The owners of Kewaunee are required to pay approximately $19.2 million in current dollars over a period of 15 years. At December 31, 1996, the remaining liability was $14.9 million of which WPSC's share was $6.0 million. The payments are subject to adjustment for inflation.

    In 1995, Yankee Atomic Electric Company ("Yankee Atomic") received a U. S. Court of Federal Claims decision holding that Yankee Atomic was entitled to a refund from the DOE of $3.0 million paid to the Decontamination and Decommissioning Fund.
The court ruled that by entering into contracts with utilities, the government agreed to charge certain prices for uranium enrichment services that could not be legislatively changed after performance and payment were completed. The Yankee Atomic decision only addresses a refund to Yankee Atomic. Based on the Yankee Atomic decision, WPSC has filed a claim against the DOE for a refund of its payments to the Decontamination and Decommissioning Fund.

    Utility customers of the USEC have challenged the pricing of enrichment services, subsequent to the Energy Policy Act of 1992. The position of the utilities is that the charges by the USEC are higher than the terms of the contracts originally entered into with the DOE. WPSC has filed a claim that has been denied by the USEC. Subsequently, a complaint was filed in the U. S. Court of Federal Claims. Action on this complaint by the Claims Court is expected after the Court of Appeals rules in the Yankee Atomic case.

    If for any reason the Kewaunee Nuclear Power Plant were forced to suspend operations permanently, fuel related obligations are as follows: (1) there are no financial penalties associated with the present uranium supply, conversion service, and enrichment agreements, and (2) the fuel fabrication contract contains force majeure and termination for convenience provisions. The maximum exposure could be as much as $550,000 as of the end of 1996. Uranium inventories could be sold on the spot market.

    OTHER MATTERS.  The Company has received FERC power
"marketer" status. This status gives WPSC, ESI, and PDI the flexibility to sell electric energy and capacity at market rates.

    In recent years, WPSC has experienced increased competition and reduced margins in the wholesale power market. WPSC's objective is to compete aggressively to retain existing wholesale customer load, obtain new customers, maintain margins, and optimize the use of generating assets by developing innovative supply contracts. Transmission availability, pricing and policy, the availability of economically priced energy and capacity in the region, new competitors entering the market, the development of risk management tools, and regulatory and legislative developments are forces that will influence the wholesale market in the future. In 1996, wholesale sales represented 16% of WPSC's electric sales volume.

    During 1996, WPSC, the Oconto Electric Cooperative
("Oconto"), and a third party entered into an agreement to serve the power needs of Oconto for the period May 1996 through April
2005.  The peak demand for Oconto is 17 megawatts.

    Also during 1996, WPSC entered into agreements with Upper
Peninsula Power Company covering the handling of after-hours calls, system operating services, and a multi-year power supply agreement beginning in 1998.

    In October 1992, Wisconsin Public Power, Inc. ("WPPI") notified WPSC that it was ending its agreement to purchase power effective in October 1997. WPPI is a wholesale customer which buys 66 megawatts of electricity from WPSC for resale to municipal utilities.

    Although 11% of electric revenues come from sales to 24 paper mills, resulting in a relatively high and favorable load factor, there is no single customer or small group of customers, the loss of which would have a materially adverse effect on the electric business of WPSC under the current regulatory environment.

    Applications for relicensing of WPSC's Caldron Falls, High Falls, Johnson Falls, Sandstone Rapids, Potato Rapids, Peshtigo, Grand Rapids, and Jersey hydroelectric projects were submitted to the FERC in December 1991. These licenses, representing 30 megawatts of hydroelectric generating capacity, expired in December 1993. Application to the FERC for relicensing of WPSC's Wausau Project was submitted in June 1993. The license for this project expired in June 1995 and represents 5,400 kw of capacity. New licenses have been received from the FERC for only the Jersey and Wausau
projects.   The remaining hydroelectric projects' license
applications are still pending at the FERC. These licenses are being extended on an annual basis until FERC acts on the applications.

    Electric research and development expenditures totaled $1.9 million for 1996, $2.6 million for 1995, and $2.3 million for 1994. These expenditures were made for WPSC sponsored projects and were primarily charged to electric operations.

    ELECTRIC FINANCIAL SUMMARY. The following table sets forth the revenues, operating income, and identifiable assets attributable to electric utility operations:

                                     YEAR ENDED DECEMBER 31
                                  ----------------------------
                                  1996        1995        1994
                                  ----        ----        ----
                                           (THOUSANDS)

Electric Operating Revenues      $490,506    $489,628   $480,816

Operating Income, Including
Allowance For Funds Used During
Construction                     $101,425    $ 98,556   $ 95,392

Identifiable Assets              $905,325    $906,029   $937,525

    See Note 9 in Notes to Consolidated Financial Statements.

ELECTRIC OPERATING STATISTICS

WPS RESOURCES CORPORATION



==========================================================================================================================

Electric                                                 1996           1995           1994           1993          1992
--------------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                                   $169,587       $168,391       $163,381       $165,568      $156,659
Small commercial and industrial                         144,055        140,280        137,323        140,678       136,164
Large commercial and industrial                         118,997        117,978        118,121        123,920       115,147
Resale and other                                         58,648         62,351         61,991         63,090        69,655
--------------------------------------------------------------------------------------------------------------------------
Total                                                  $491,287       $489,000       $480,816       $493,256      $477,625
==========================================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                                  2,570,397      2,548,373      2,406,479      2,349,307     2,268,685
Small commercial and industrial                       2,761,278      2,672,359      2,555,488      2,444,548     2,384,098
Large commercial and industrial                       3,744,153      3,644,764      3,468,390      3,296,254     3,016,329
Resale and other                                      1,970,083      2,112,635      2,121,660      2,060,804     2,078,057
--------------------------------------------------------------------------------------------------------------------------
Total                                                11,045,911     10,978,131     10,552,017     10,150,913     9,747,169
==========================================================================================================================

ELECTRIC OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION



==============================================================================================================================

Electric                                                        1996          1995          1994          1993          1992
------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                                          $169,587      $168,391      $163,381      $165,568      $156,659
Small commercial and industrial                                144,055       140,280       137,323       140,678       136,164
Large commercial and industrial                                118,997       117,978       118,121       123,920       115,147
Resale and other                                                57,867        62,351        61,991        63,090        69,655
------------------------------------------------------------------------------------------------------------------------------
Total                                                         $490,506      $489,000      $480,816      $493,256      $477,625
==============================================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                                         2,570,397     2,548,373     2,406,479     2,349,307     2,268,685
Small commercial and industrial                              2,761,278     2,672,359     2,555,488     2,444,548     2,384,098
Large commercial and industrial                              3,744,153     3,644,764     3,468,390     3,296,254     3,016,329
Resale and other                                             1,936,014     2,112,635     2,121,660     2,060,804     2,078,057
------------------------------------------------------------------------------------------------------------------------------
Total                                                       11,011,842    10,978,131    10,552,017    10,150,913     9,747,169
==============================================================================================================================
Customers served (End of period)
Residential and farm                                           328,522       322,550       316,442       310,336       304,404
Small commercial and industrial                                 38,376        37,455        36,491        35,683        34,783
Large commercial and industrial                                    168           170           164           137           129
Resale and other                                                   826           802           796           794           825
------------------------------------------------------------------------------------------------------------------------------
Total                                                          367,892       360,977       353,893       346,950       340,141
==============================================================================================================================
Annual average use (kWh)
Residential and farm                                             7,905         7,982         7,688         7,649         7,538
Small commercial and industrial                                 72,995        72,326        70,931        69,532        69,394
Large commercial and industrial                             22,115,491    21,824,937    22,091,659    24,416,697    23,750,625
------------------------------------------------------------------------------------------------------------------------------
Average kilowatt-hour price (Cents)
Residential and farm                                              6.60          6.61          6.79          7.05          6.91
Small commercial and industrial                                   5.22          5.25          5.37          5.75          5.71
Large commercial and industrial                                   3.18          3.24          3.41          3.76          3.82
------------------------------------------------------------------------------------------------------------------------------
Production capacity (Summer - kilowatts)
Steam                                                        1,325,400     1,325,400     1,318,300     1,315,300     1,302,200
Nuclear                                                        213,800       216,700       215,100       215,100       213,800
Hydraulic                                                       53,100        52,900        53,400        53,100        52,000
Combustion turbine                                             208,600       207,480       201,200       177,200       148,900
Other                                                            4,200         4,240         4,240         4,240         4,240
Purchased capacity                                              27,250        26,400        26,400        27,700        26,900
------------------------------------------------------------------------------------------------------------------------------
Total system capacity                                        1,832,350     1,833,120     1,818,640     1,792,640     1,748,040
==============================================================================================================================
Generation and purchases
(Thousands of kilowatt-hours)
Steam                                                        7,956,378     7,428,612     7,047,511     7,004,634     6,796,975
Nuclear                                                      1,305,751     1,564,268     1,631,003     1,572,696     1,622,279
Hydraulic                                                      359,750       306,101       292,617       346,386       325,663
Purchases and other                                          2,050,762     2,310,399     2,243,021     1,849,047     1,628,326
------------------------------------------------------------------------------------------------------------------------------
Total                                                       11,672,641    11,609,380    11,214,152    10,772,763    10,373,243
==============================================================================================================================
Steam fuel costs
(Cents per million Btu)
Fossil                                                         115.132       118.365       132.360       139.038       160.144
Nuclear                                                         46.674        49.539        49.168        44.888        40.528
Total                                                          105.439       106.320       116.782       121.949       136.965
------------------------------------------------------------------------------------------------------------------------------
System peak - firm (kilowatts)                               1,561,000     1,670,000     1,543,000     1,569,000     1,494,000
==============================================================================================================================
Annual load factor                                              79.05%        73.32%        76.96%        73.29%        74.03%
==============================================================================================================================

                                                            -17-

                          C.  GAS MATTERS

    INDUSTRY RESTRUCTURING. The re-regulation of the natural gas business on the federal level prompted the PSCW to examine the future regulation of the natural gas distribution business in Wisconsin. In 1996, the PSCW issued orders: (1) defining the level of interruption testing required of interruptible gas customers, (2) modifying the presently required purchased gas adjustment clause which allows recovery of gas supply and capacity costs, (3) determining whether utilities and their affiliated marketers should be required to have separate resources for gas purchases and sales or if allocation of common resources between these two markets is adequate, and (4) defining a generic set of standards of conduct for the state's utilities and their affiliates. The PSCW also opened a docket on the definition of a competitive market and mitigation of barriers to competition.

    The MPSC initiated a similar process to look at gas industry restructuring by forming a committee of interested parties which considered changes in the gas cost recovery mechanism, service unbundling, curtailment issues, and storage issues. The MPSC opened a formal docket on this issue and began prehearings in February 1996. The MPSC issued a final report which indicated that there was consensus on the issues, but there was not consensus on the remedies to resolve the issues.

     The MPSC initiated a docket to investigate opening of transport gas to all customers. Subsequently, the resulting order suggested that the largest utilities should develop pilots to test the move to open access transportation for all customer classes.

    OTHER MATTERS. At December 31, 1996, WPSC provided natural gas distribution service to 206,867 customers in 157 cities, villages, and towns in Northeastern Wisconsin, and 5,056 customers in and around Menominee, Michigan. The principal Wisconsin cities served include Green Bay, Oshkosh, Sheboygan, Marinette, Two Rivers, Stevens Point, and Rhinelander. The principal Michigan city is Menominee.

    WPSC transported 67,567,071 dekatherms of gas of which 41,579,031 dekatherms were for resale during the year ended December 31, 1996. At the end of 1996, WPSC had 168 end-user customers who purchased their gas directly from suppliers and contracted with transporters, including WPSC, to transport the gas to their points of use. A total of 25,988,040 dekatherms was transported for these customers. Load loss due to fuel switching has been minor because customers have been able to purchase transportation gas from suppliers at competitive prices.

    Because WPSC has a purchased gas adjustment provision as part of its customer rates, it recovers all of its purchased gas costs from customers. Due to industry restructuring, the PSCW has opened a docket to examine the appropriateness of continuing to employ a purchased gas adjustment clause in today's industry. In an order dated November 5, 1996, the PSCW concluded that the majority of gas utilities in the state must use either an incentive gas cost recovery mechanism or a modified dollar-for-dollar gas cost recovery mechanism. WPSC will evaluate the options provided in the PSCW order and will make appropriate changes to its current gas cost recovery mechanism or purchased gas adjustment clause.

    WPSC has created a gas supply portfolio to match its gas load profile at the lowest reasonable cost. The portfolio is based on a 20-year gas peak day and annual sales forecasts and is structured to place WPSC in an optimum gas purchasing position. In 1996, WPSC had 17 gas supply contracts with 15 suppliers with terms from 3 months to 3 years with domestic suppliers and 1 to 7 years with Canadian suppliers. The gas is competitively priced based on a monthly spot price index. The gas supply contracts contain a gas inventory charge as well as corporate warranties to assure gas deliverability for the term of the contract.

    Peak day design requirements of 338,992 dekatherms per day are based on a 1996-1997 peak day forecast. An additional
13,080 dekatherms per day, or 3.9%, of reserve capacity allows for growth and unforeseen needs. Peak day requirements will be served by 115,872 dekatherms per day from transportation gas, and 223,120 dekatherms per day from storage gas. WPSC has access to
11.3 billion cubic feet of storage capacity in Michigan. Storage gas is purchased and stored during the summer for redelivery during the heating season. WPSC has purchased 0.22 billion cubic feet of underground salt dome storage in the production area to protect against a supply area gas shortage, (i.e., a shortage caused by wellhead freeze-offs which occurs when moisture in the gas freezes in low tempatures as it leaves the wellhead).

     WPSC transports gas from Louisiana, the Gulf of Mexico, the Texas-Oklahoma Panhandle area, and Canada under contracts with ANR Pipeline Company ("ANR") for domestic gas, and Viking Gas Transmission Company ("Viking") for Canadian supplies. On November 1, 1993, FERC Order 636 became effective for ANR. Order 636 prohibits pipeline companies (such as ANR) from bundling gas merchant services with transportation services. Thus, Order 636 shifted gas supply responsibilities to local distribution companies (such as WPSC) while the pipeline companies continue to transport gas owned by others. Pipeline transportation rates are governed by tariffs subject to adjustment by the pipeline companies with the approval of the FERC. As a result of restructuring under Order 636, effective November 1, 1993, WPSC contracted for its pro rata share of pipeline capacity from each of ANR's three supply areas:
Southeast, Southwest, and Canada. The initial term of each contract was for ten years with the right to extend in five-year increments. There are seven years remaining on these initial capacity contracts. In addition, WPSC has pre-existing capacity with Viking for delivery of Canadian gas for a remaining term of one year with a right to extend.

    Order 636 mandates a straight fixed-variable rate design for interstate pipelines which loads all fixed costs into the reservation charge and all variable costs into the commodity charge. Based on rates effective May 1, 1994, pipeline company reservation charges for 1996 totaled $41.3 million. WPSC also utilizes ANR's no-notice service to accommodate load swings caused by unexpected system requirements such as weather changes.

    On December 31, 1996, in FERC Docket No. RP97-222-000, ANR filed its eighth annual reconciliation of the take-or-pay buyout/buydown costs recovered through monthly charges. These costs, representing 75% of ANR's total take-or-pay buyout/buydown costs paid to their gas suppliers, are being passed on to ANR's customers, including WPSC. WPSC's fixed charge obligation for the take-or-pay docket is paid off. Volumetric payments are scheduled to be made through April 1998. All such costs are expected to be recovered from WPSC's customers pursuant to established policies of the PSCW and the MPSC.

    ANR, as a result of its FERC Order 636 compliance filing, will recover various transition costs from its customers, including WPSC. WPSC expects to recover ANR transition costs in future customer rates. These costs include purchased gas adjustment costs of which WPSC's share is approximately $2.5 million. In addition, ANR has upstream pipeline capacity costs of between $40.0 million and $230.0 million of which WPSC's share is approximately 10%. The exact amount cannot be determined at this time.

    WPSC is currently being billed for ANR's above-market costs of gas purchases from the Dakota Gasification Plant ("Dakota"). On December 18, 1996, FERC, in Opinion 410, approved a settlement agreement between Dakota, the U. S. Department of Energy, and ANR, for resolution of litigation between and among those parties. The settlement agreement establishes the price ANR is to pay Dakota for Dakota gas as the Ventura, Iowa spot market price less $0.25 per dekatherm through the termination date of ANR's gas purchase contract with Dakota in 2009. The settlement agreement approved by FERC also establishes a fixed monthly demand charge payable by ANR to Dakota for 84 months beginning January 1, 1997. It is anticipated that ANR will bill WPSC a fixed monthly demand charge based upon a share of an amount that has not yet been determined. Based on available public information, WPSC anticipates that its allocable share of the fixed monthly demand charge payable by ANR to Dakota, as a result of the FERC approved settlement, will be on the order of 50% of the average monthly surcharge for Dakota costs billed by ANR to WPSC in 1996.

    On April 29, 1994, ANR filed its Reconciliation Report of activity under its previously effective Gas Inventory Charge ("GIC"). As a result, WPSC received a GIC refund of $4.7 million of the $9.0 million WPSC had previously paid. WPSC and the Wisconsin Distributors' Group ("WDG") intervened and protested relative to the formula used to allocate the refunds. Hearings in FERC Docket RP89-161-030 were held in May 1996. A decision is expected soon. WPSC expects to recover additional refund dollars which would be passed on to WPSC's customers.

    On November 29, 1993, ANR filed for a general rate increase in Docket RP94-43-000. WPSC, and other parties intervened and protested the filing. Hearings have been completed and the administrative law judge has issued an initial decision. The initial decision reduces ANR's cost of service by up to $69.0 million per year, for WDG members which could result in a significant rate decrease. Final settlement could take place in 1997.

    Unbundling of gas service in Wisconsin has become an issue. WPSC is studying the alternatives. At times, WPSC has gas supply and unused pipeline capacity which is not needed to serve system customers. This gas and capacity is then brokered on the market. WPSC expects to recover $1.3 million in 1997 through such activities. These amounts will be passed on to WPSC customers. The Company has established a non-regulated subsidiary, ESI, to market natural gas, other fuels, and related services to transportation customers. See Part I, Item D, NON-REGULATED BUSINESS ACTIVITIES, at page 25.

    WPSC is a member of the WDG which utilizes a Washington, D.C. legal counsel to monitor the FERC activities and advise the group. The group files testimony and interventions in cases that impact its members. WPSC is also advised by the same Washington, D.C. legal counsel. WPSC files interventions in cases to protect its interests when appropriate.

    All of WPSC's Wisconsin retail natural gas rates contain a purchased gas adjustment clause which provides for the tracking of wholesale costs and a true-up of such costs. WPSC's Michigan retail rates include a gas cost recovery plan under procedures authorized by the MPSC in 1983. Both the PSCW and the MPSC have approved mechanisms to allow for full recovery of take-or-pay and transition related costs which the FERC has authorized ANR to pass on to its customers.

    WPSC's aggressive program to connect new natural gas customers resulted in the addition of about 7,300 new residential customers in 1996. Growth in the number of natural gas customers comes from the addition of new customers in existing service areas and from the acquisition of new natural gas distribution franchises. At December 31, 1996, 11 applications for new gas distribution franchises were pending before the PSCW.

    WPSC uses gas for power generation in peaking turbines and for ignition and flame stabilization at its Weston Unit 3 and Pulliam generating plants.

    GAS FINANCIAL SUMMARY. The following table sets forth the amounts of revenues, operating income, and identifiable assets attributable to gas utility operations:

                                         YEAR ENDED DECEMBER 31
                                       ------------------------
                                       1996      1995      1994
                                       ----      ----      ----
                                             (THOUSANDS)

Gas Operating Revenues              $211,357  $174,065  $182,058

Operating Income, Including
Allowance For Funds Used During
Construction                        $ 10,191  $ 11,488  $ 10,673

Identifiable Assets                 $255,200  $232,983  $188,971

    See Note 9 in Notes to Consolidated Financial Statements.

GAS OPERATING STATISTICS

WPS RESOURCES CORPORATION



=======================================================================================================================
                                                              1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                                                $122,224     $109,998     $104,020     $110,541     $ 93,234
Small commercial and industrial                              22,392       19,933       18,586       20,254       15,796
Large commercial and industrial                              55,211       47,627       45,115       47,091       33,676
Other                                                       164,673       52,367       25,258        9,490       14,471
-----------------------------------------------------------------------------------------------------------------------
Total                                                      $364,500     $229,925     $192,979     $187,376     $157,177
=======================================================================================================================

Therms delivered (Thousands)
Residential                                                 216,963      202,152      187,355      192,053      182,603
Small commercial and industrial                              46,614       42,600       38,568       41,385       38,060
Large commercial and industrial                             142,033      129,494      115,939      108,068       88,516
Other                                                       527,069      294,372       56,961        6,337        3,718
-----------------------------------------------------------------------------------------------------------------------
Total therm sales                                           932,679      668,618      398,823      347,843      312,897
Transportation                                              251,279      241,531      234,149      220,672      232,578
-----------------------------------------------------------------------------------------------------------------------
Total                                                     1,183,958      910,149      632,972      568,515      545,475
=======================================================================================================================


GAS OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION



===============================================================================================================================
Gas                                                                   1996         1995         1994         1993        1992
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                                                         $122,224     $109,998     $104,020     $110,541    $ 93,234
Small commercial and industrial                                       22,392       19,933       18,586       20,254      15,796
Large commercial and industrial                                       55,211       47,627       45,115       47,091      33,676
Other                                                                 11,530       (2,865)      14,337        9,490      14,471
-------------------------------------------------------------------------------------------------------------------------------
Total                                                               $211,357     $174,693     $182,058     $187,376    $157,177
===============================================================================================================================
Therms delivered (Thousands)
Residential                                                          216,963      202,152      187,355      192,053     182,603
Small commercial and industrial                                       46,614       42,600       38,568       41,385      38,060
Large commercial and industrial                                      142,033      129,494      115,939      108,068      88,516
Other                                                                  9,709       15,415        9,810        6,337       3,718
-------------------------------------------------------------------------------------------------------------------------------
Total therm sales                                                    415,319      389,661      351,672      347,843     312,897
Transportation                                                       251,279      241,531      234,149      220,672     232,578
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                666,598      631,192      585,821      568,515     545,475
===============================================================================================================================
Customers served (End of period)
Residential                                                          192,947      186,267      178,992      172,902     168,349
Small commercial and industrial                                       16,133       15,905       14,689       14,571      14,248
Large commercial and industrial                                        2,846        2,432        2,867        2,508       2,178
Other                                                                      1            1            1            1           1
Transportation customers                                                 167          121          117          127         161
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                212,094      204,726      196,666      190,109     184,937
===============================================================================================================================
Average annual use (Therms)
Residential                                                          1,146.6      1,112.3      1,068.8      1,128.4     1,099.4
Small commercial and industrial                                      2,937.2      2,770.8      2,673.9      2,888.8     2,737.4
Large commercial and industrial                                     37,163.7     39,707.6     34,651.2     41,354.4    38,680.8
===============================================================================================================================
Average therm price (cents)
Residential                                                            56.33        54.41        55.52        57.56       51.06
Small commercial and industrial                                        48.04        46.79        48.19        48.94       41.50
Large commercial and industrial                                        42.84        40.63        41.84        44.97       38.30
===============================================================================================================================

             D.  NON-REGULATED BUSINESS ACTIVITIES

    At the end of 1996, the Company had two principal non-regulated subsidiaries: WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. ("PDI").

   ESI is a diversified energy company organized to offer electric and gas marketing services, energy management services, project management, and energy consulting services to wholesale and retail participants in the non-regulated energy marketplace. Currently, ESI's principal activity is gas marketing. Today's gas marketing activities are characterized by narrow margins and volatile commodity and transportation prices. During 1996, natural gas revenues totaled $159.9 million and sales totaled
517.4 million therms. For the year, ESI incurred a net loss as the result of: (1) incurring substantial costs associated with the expansion of the business and the development of infrastructure necessary to operate effectively in the non-regulated energy environment, (2) volatile gas commodity markets in which ESI was not fully hedged for its customer commitments, and (3) ESI's decision to honor customer contracts despite defaults by certain gas suppliers during a period of exceptionly high demand. ESI uses various financial instruments to minimize the risks present in the gas marketplace. ESI received an electric power marketers license from the FERC on April 16, 1996. Limited electric power transactions began in August. All power transactions for the period ending
December 31, have been at wholesale.

   PDI is a company organized in the fourth quarter of 1995 to participate in the development of electric generation and to provide services to the power generation industry. Services include acquisition and investment analysis; project development, engineering, and management services; and operations and maintenance services. Areas of expertise include cogeneration, distributed generation, repowering projects, generation from renewable resources, and paper mill waste disposal. During 1996, PDI acquired a two-thirds interest in a 2-unit, 53-megawatt merchant generating facility in Cassville, Wisconsin. For the year, PDI incurred a net loss. A major factor was a loss on an industrial processing facility investment made in anticipation of energy sales opportunities.

    The ESI and PDI combined losses for 1996 amounted to $10.2 million or $.43 cents per share.

                    E.  ENVIRONMENTAL MATTERS

    GENERAL. WPSC is subject to regulation with regard to the impact of its operations on air and water quality and solid waste disposal, and may be subject to regulation with regard to other environmental considerations by various federal, state, and local authorities. The application of federal and state restrictions to protect the environment involves or may involve review, certification or issuance of permits by various federal and state authorities, including the U. S. Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). Such restrictions, particularly in regard to emissions into the air and water and solid waste disposal, may limit, prevent, or substantially increase the cost of the operation of WPSC's generating facilities and may require substantial investments in new equipment at existing installations. They may also require substantial investments for proposed new projects and may delay or prevent authorization and completion of the projects. WPSC cannot forecast other effects of all such regulation upon its generating, transmission, and other facilities, or its operations, but believes that it is presently meeting existing requirements.

    AIR QUALITY. The plants which WPSC operates are in compliance with all current sulfur dioxide, nitrogen oxide, and particulate emission standards.

    The Federal Clean Air Act Amendments of 1990 ("Act") were enacted in 1990. The Act required reductions in sulfur dioxide in 1995 (Phase I) to meet limitations based on an emission rate of 2.5 pounds per Btu multiplied by a historical generation baseline for Pulliam Unit 8 and Edgewater Unit 4 generating units. The Act requires further reductions beginning in the year 2000 (Phase II). The year 2000 limits are based on an emission rate of 1.2 pounds per million Btu multiplied by a historical generation baseline for all generating units. WPSC's generating facilities met the year 2000 standard in 1995. WPSC achieved compliance with Wisconsin and federal sulfur dioxide emission limitations by switching to low sulfur coal.

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

The PSCW has ordered that profits from the sale of allowances be used to benefit utility customers.

    The Act also requires the installation of low nitrogen oxide burners on several units. Low nitrogen oxide burners were installed at Pulliam Unit 8 early in 1994. Phase I of the Act allows units smaller than 100 megawatts, such as Pulliam Unit 7, to be designated Phase I units, thus building up sulfur dioxide credits. Having made this election, low nitrogen oxide burners were installed on Pulliam Unit 7 in 1994. Low nitrogen oxide emissions from Pulliam Units 7 and 8 and Weston Unit 3 are averaged with Weston Units 1 and 2. This averaging plan generates additional emission allowances in Phase I and locks in Phase I nitrogen oxide limits for these units. This should reduce Phase II compliance costs.

    Expenditures of $3.0 million to $5.0 million are projected through 1999 to assure nitrogen oxide emission compliance under all normal operating conditions at Pulliam and Weston. Based on past experience, it is anticipated that expenditures related to sulfur dioxide and nitrogen oxide emission compliance will be recoverable in customer rates.

    Air toxic provisions in the Act will not be applied until the EPA conducts a three-year study to determine if those standards need to be applied to utilities.

    WATER QUALITY. WPSC is subject to regulation by the EPA and the DNR with respect to thermal and other discharges into Lake Michigan and other waters of Wisconsin from WPSC's power plants. Permits were reissued to WPSC for its Pulliam and Weston power plants in 1996. It is not anticipated that any permit conditions will have a material cost associated with them. Revisions to state water quality rules as a result of the Great Lakes Initiative are expected in 1997. The incorporation of these rules in the permits to be renewed in 2001 should not result in any significant changes.

    GAS PLANT CLEANUP. WPSC is currently investigating the need for environmental cleanup of eight manufactured gas plant sites which it previously operated. WPSC engaged an environmental consultant to develop cleanup cost estimates for the seven sites at which Phase I or Phase II site investigations have been completed. The estimated cleanup cost range for each of the seven sites are, Green Bay from $4.1 to $5.3 million, Two Rivers from $3.9 to $4.0 million, Oshkosh from $3.3 to $4.5 million, Marinette from $5.6 to $6.8 million, Sheboygan I from $2.7 to $3.9 million, Sheboygan II from $12.2 to $13.4 million, and Stevens Point from $1.4 to $1.9 million. The estimates assume excavation of contaminated soils, thermal treatment of soils, disposal of treatment residuals, on-site groundwater extraction and treatment, and post-cleanup monitoring for a minimum of 3 years and a maximum of 10 or 25 years, depending on site conditions. The cost estimate for five of the sites (Green Bay, Two Rivers, Oshkosh, Marinette, and
Sheboygan II) assumes, in addition to those items noted previously, removal and disposal of contaminated river sediments. The consultant has yet to perform a detailed investigation of the Menominee site and comparable information on this site is not available. WPSC used the estimate for the Stevens Point site as a basis for making a projection of $1.5 million to $1.9 million on cleanup costs at the Menominee site, if cleanup is required. Both sites are relatively small and are not located adjacent to rivers.

    The range of future investigation and cleanup costs for all eight sites is estimated to be from $34.7 million to $41.7 million. Remediation expenditures would be made over the next 32 years. WPSC has recorded as a liability with an offsetting deferred charge (i.e., a regulatory asset) $41.7 million, which represents WPSC's current estimate of cleanup costs for all eight sites. Based on discussions with regulators and a rate order in Wisconsin, management believes that these costs, but not the cost of money associated with the deferred charges, will be recoverable in future customer rates.

    As remedial feasibility studies and initial remedial actions are completed, these estimates may be adjusted and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC has obtained or is still pursuing. Insurance recoveries are deferred as an offset to the regulatory asset.
Due to the regulatory treatment, neither adjustments to the estimated liability nor insurance recoveries have an immediate impact on net income. Currently, WPSC has insurance settlement agreements of approximately $12.0 million which it expects to receive in 1997. The PSCW has authorized recovery of $225,000 per year for gas site cleanup effective with the rate order which became effective in February 1997.

    For two of the sites, agreements have been executed with the DNR covering the conduct of the investigations and remediation activities. In November 1990, WPSC was notified by the DNR that it may be a potentially responsible party ("PRP") for environmental contamination found on property next to the Sheboygan River previously used by WPSC for the gasification of coal in the City of Sheboygan, Wisconsin (the "Sheboygan II Gas Plant"). WPSC last used the property for this purpose in approximately 1930. In 1966, the property was sold and is now owned by the City of Sheboygan. The DNR has offered WPSC the opportunity to investigate and remediate the property under an agreement with Wisconsin as opposed to having the site handled by the EPA as part of the larger Sheboygan River and Harbor Superfund site. WPSC, the City of Sheboygan, and Wisconsin have negotiated an agreement for performing the work, and therefore, Wisconsin, and not the EPA, will be handling this matter.

    An initial study was completed on the site which confirmed the presence of contaminants that appear to be related to the Sheboygan II Gas Plant. A Phase II investigation was recommended by the environmental consultant to determine more precisely the scope of the contamination and to determine if any contamination is migrating from off-site and whether sediments are impacted. This Phase II investigation has been completed. WPSC and the City of Sheboygan will negotiate an allocation of the costs associated with cleanup of the site. Based on the Phase II study, it is believed that the cost of cleanup for the Sheboygan II Gas Plant site could be as much as $13.4 million. The estimate presented above does not take into consideration any recovery from insurance carriers or other third parties which WPSC has obtained or is still pursuing.

    In April 1992, WPSC received an order from the DNR directing it to complete an investigation and implement remedial activities on property owned by WPSC in the City of Oshkosh, Wisconsin. Previously, WPSC had operated a manufactured gas plant on the property from 1883 until 1946. A challenge to the order was filed on May 8, 1992, and WPSC and the DNR have negotiated the terms of a consent order. An environmental consultant conducted an investigation in late 1993 and a more detailed investigation in 1994, with sediment sampling conducted in 1995. Based on these investigations, the cost of remediation is estimated to be as much as $4.5 million. The City of Oshkosh has claimed that contaminated groundwater from the former gas plant property has migrated onto city-owned land. WPSC has agreed to stay the statute of limitations that may be applicable to the City of Oshkosh's claim in order to avoid the filing of a lawsuit by the City of Oshkosh. WPSC is continuing to evaluate the validity of the City of Oshkosh's claim as additional data is received. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC has obtained or is still pursuing.

    OTHER SOLID WASTE DISPOSAL. On December 1, 1986, WPSC received notice from the EPA - Region V that it was one of 832 PRP's for the cleanup of the Maxey Flats Waste Disposal Site. Documents obtained to date indicate that WPSC contributed 0.0162% of the waste disposed of at the site. A remedial investigation and feasibility study has been completed. At this time, the cost of the remedial action and EPA oversight is estimated to be about $77.5 million. The EPA offered a buyout agreement to de minimis PRPs. A final agreement with payment has been executed. WPSC's total buyout assessment was $27,791.

                      F.  REGULATORY MATTERS

    GENERAL. Utility rates, service, and securities issues of WPSC are subject to regulation by the PSCW and the MPSC; and WPSC is subject to regulation of its wholesale electric rates, hydroelectric projects, and certain other matters by the FERC. WPSC is also subject to limited regulation by local authorities. WPSC follows Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles of various jurisdictions. These include the PSCW, 91% of revenues, the MPSC, 2% of revenues, and the FERC, 7% of revenues. The operation of Kewaunee is subject to the jurisdiction of the NRC.

    CUSTOMER RATE MATTERS. Customer rates are based on forecasted expenses and capital costs. On April 1, 1996, WPSC filed a biennial rate case in the Wisconsin jurisdiction to be effective for the years 1997 and 1998. Hearings were held in October 1996. On February 20, 1997, the PSCW authorized a $35.5 million, or 8.1%, decrease in retail electric rates and a $5.7 million, or 2.7%, increase in retail natural gas rates.

     The PSCW approved an electric surcharge effective
February 21, 1997 to allow WPSC to recover costs of acquiring replacement power during the extended outage at Kewaunee. The surcharge will be approximately $.23 per kWh, which amounts to approximately $2.0 million per month.

    The Company's return on common equity was 9.9% and 11.7% for 1996 and 1995, respectively. The Company's return on common equity is determined in large part by the return authorized for WPSC by the PSCW. The authorized return was 11.5% for 1996 and 1995, before giving consideration to earnings on deferred investment tax credits. The authorized return on equity for 1997 and 1998 is 11.8%.

    INDUSTRY RESTRUCTURING.  See Part I, Item 1B, ELECTRIC
MATTERS - Industry Restructuring, at page 2, and Part I, Item 1C,
GAS MATTERS - Industry Restructuring, at page 18, for discussions of electric and gas utility restructuring.

    ACCOUNTING DEVELOPMENTS.  See Part II, Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION, at page 46, for a discussion of accounting developments.

    The staff of the U. S. Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement, and classification of nuclear decommissioning costs for nuclear generation facilities in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed, the annual provisions for decommissioning could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation. WPSC does not believe that such changes, if required, would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through customer rates.

    The PSCW certified new straight-line depreciation rates which became effective January 1, 1994 and remain in effect. The PSCW's February 1997 rate order also provided for the accelerated funding of Kewaunee decommissioning costs and the accelerated recovery of the remaining investment in the plant such that both would be complete by the end of the year 2002. This treatment of Kewaunee expenses recognizes the uncertain future of nuclear generation. See Part I, Item 1B, ELECTRIC MATTERS - Kewaunee Nuclear Power Plant, at page 6, for an extended discussion of this development.

    Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future rates. At December 31, 1996, regulatory assets and liabilities amounted to $96.9 million and $48.9 million, respectively. Based on prior and current rate treatment of such deferred charges, management believes it is probable that WPSC will continue to recover these regulatory assets from ratepayers. Pursuant to a PSCW rate order, effective February 21, 1997, WPSC will recover approximately $39.4 million of deferred regulatory costs over the next five years.

    DIVIDEND RESTRICTIONS. WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW. Also, Wisconsin law prohibits WPSC from making loans to the

Company and its non-regulated subsidiaries and from guaranteeing their obligations.

    On January 15, 1997 and January 15, 1996, special common stock dividends of $10,000,000 and $11,000,000, respectively, were declared by WPSC to be paid to the Company. The special dividends allowed WPSC's equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking. The dividends were paid in January 1997 and January 1996.

                     G.  CAPITAL REQUIREMENTS

    The Company's subsidiary, WPSC, requires large investments in capital assets. Most of the Company's significant capital requirements relate to WPSC construction expenditures.

    Anticipated construction expenditures for WPSC are $74.0 million, $110.0 million, and $74.7 million for 1997, 1998, and 1999, respectively. The 1997 expenditures includes $43.0 million for electric construction, $8.0 million for nuclear fuel, $16.0 million for gas construction, and $7.0 million for other construction expenditures. Included in these expenditures is $36.7 million for WPSC's share of the Kewaunee steam generator replacement. Anticipated investment expenditures for non-utility subsidiaries could be as high as $7.0 million, $68.0 million, and $64.0 million for 1997, 1998, and 1999, respectively.

    Although the Company has no plans for permanent financings during 1997, issuance of up to $150.0 million of bonds and debentures and $100.0 million of common stock sales may be necessary in 1998 and 1999 to cover WPSC's expenditures, maturing bonds, and currently forecasted non-regulated projects.

                           H. EMPLOYEES

    At December 31, 1996, the Company, including its subsidiaries, employed 2,606 persons. Of this number, 2,518 employees were employed by WPSC.

    Of the employees of WPSC, 1,970 were considered electric utility employees and 548 were considered gas utility employees. Approximately 1,277 WPSC employees are represented by Local 310 of the International Union of Operating Engineers ("Union"). The current agreement between the Union and WPSC runs through October 1997. There has never been a strike against WPSC by its employees.
                              -33-

ITEM 2.  PROPERTIES

                              A.  UTILITY

    The following table includes information about electric generation facilities of WPSC (including those jointly-owned):

                                                                                   RATED
                                                                               CAPACITY (a)
  TYPE                 NAME                   LOCATION             FUEL         (KILOWATTS)
  -----           ----------------          -------------      -----------     ------------
  Steam           Pulliam                   Green Bay, WI      Coal              370,100 (b)
                  Weston                    Wausau, WI         Coal or Gas       491,300 (c)
                  Kewaunee                  Kewaunee, WI       Nuclear           213,800 (d)
                  Columbia -
                   Units No. 1 & 2          Portage, WI        Coal              324,700 (d)
                  Edgewater
                   Unit No. 4               Sheboygan          Coal              102,500 (d)
                                                                               ---------
  Total Steam                                                                  1,502,400

  Hydro                                     Various                               68,000 (e)
                                            (15 Plants)

  Combustion                                Various            Gas or Oil        265,340 (f)
   Turbine                                  (7 Plants)
   & Diesel                                                                    ---------

  Total System                                                                 1,835,740
                                                                               =========
  (a) Based on 1996 winter capacity (through February 1997).

  (b) This plant has six units. Pulliam Unit 3 (28.2 megawatts) is out of service for maintenance, but is expected to be available for the 1997 summer season.

  (c) This plant has three units. Two units burn only coal and the other unit can burn coal or natural gas.

  (d) These facilities are jointly-owned.  Kewaunee is operated by WPSC.
      WP&L is operator of the Columbia and Edgewater units. The capacity indicated is WPSC's portion of total plant capacity based on percent of ownership.

  (e) Includes 12,900 kv purchased from Wisconsin River Power Company.

  (f) WPSC and the Marshfield Electric and Water Department jointly own
      115,500 kilowatts of combustion turbine peaking capacity which WPSC operates. The capacity included is WPSC's portion of total plant capacity based on percent of ownership.

    WPSC owns 55 transmission substations with a transformer capacity of 5,459,640 kilovolt-ampere ("Kva");
110 distribution substations with a transformer capacity of 2,807,770 Kva; and 20,751 route miles of electric transmission and distribution lines. Gas properties include approximately 4,187 miles of main, 71 gate and city regulator stations, and 195,945 services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

    Substantially all of WPSC's utility plant is subject to a first mortgage lien.

                             B.  NON-REGULATED

                                                       RATED
                                                     CAPACITY
TYPE         NAME           LOCATION       FUEL     (KILOWATTS)
-----   --------------    ------------     ----     ----------
Steam   E.J. Stoneman     Cassville, WI    Coal       53,000 (a)

(a) The E. J. Stoneman generation facility is owned by Mid-American Power, LLC. Mid-American Power, LLC is owned jointly and equally by PDI Stoneman, Inc. (a wholly-owned subsidiary of WPS Power Development, Inc.), LB Mid-American, Inc. (a wholly-owned subsidiary of PDI Stoneman Inc.), and B. M. Stoneman, Inc., (a wholly-owned subsidiary of Burns and McDonnell).


ITEM 3.  LEGAL PROCEEDINGS

    See Part I, Item 1E, ENVIRONMENTAL MATTERS, at page 26, for a description of various proceedings relating to environmental matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information about outside directors is omitted for the reason that such information will be included in a proxy statement for the Annual Meeting of Shareholders of the Company which is scheduled to be held on May 1, 1997.

           A.  EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION ("Company")


                                  Current Position and Business           Effective
Name and Age                    Experience During Past Five Years            Date
---------------------------     ------------------------------------      ---------

DANIEL A. BOLLOM **      60     Chairman and Chief Executive Officer      01-01-96
                                President and Chief Executive Officer     12-09-93

LARRY L. WEYERS          51     President and Chief Operating Officer     01-01-96

PATRICK D. SCHRICKEL     52     Executive Vice President                  12-29-96
                                Vice President                            12-09-93

DANIEL P. BITTNER        53     Vice President                            12-29-96

RICHARD E. JAMES         43     Vice President-Corporate Planning         12-29-96
                                Vice President-Corporate Planning         08-01-95 *
                                Assistant Vice President-Corporate
                                 Planning                                 05-09-94 *
                                Assistant Vice President-Rates and
                                 Economic Evaluation                      03-01-92 *

RICHARD A. KRUEGER **    59     Vice President                            05-02-96

PHILLIP M. MIKULSKY      48     Vice President-Development                09-01-95
                                Manager-System Operations                 10-01-91 *
                                Director-System Operations                09-28-91 *

GLEN R. SCHWALBACH       51     Assistant Vice President-Corporate
                                 Planning                                 12-29-96
                                Assistant Vice President Corporate
                                 Planning                                 07-28-96 *
                                Assistant Vice President-Gas
                                 Engineering and Supply                   06-01-90 *

FRANCIS J. KICSAR        57     Secretary                                 01-01-96

RALPH G. BAETEN          53     Treasurer                                 12-09-93

DIANE L. FORD            43     Controller                                12-15-93

GEORGE R. WIESNER        39     Assistant Controller                      12-15-96
                                Director-Financial Accounting ESI/PDI     08-25-96 *
                                Financial Reporting Supervisor            05-01-87 *

 *  Identifies experience with Wisconsin Public Service Corporation
    ("WPSC") for Richard E. James, Phillip M. Mikulsky, Glen R. Schwalbach, and George R. Wiesner. The other listed officers of the Company are also officers of WPSC and their experience with WPSC is indicated below.




**  Daniel A. Bollom and Richard A. Krueger have announced their
    intention to retire effective June 30, 1996.   Daniel A. Bollom
    will remain a Director after his retirement.  He will be succeeded as Chief Executive Officer by Larry L. Weyers.


     B.  EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION ("WPSC")

                                  Current Position and Business           Effective
Name and Age                    Experience During Past Five Years            Date
---------------------------     ------------------------------------      ---------

DANIEL A. BOLLOM **      60     Chairman and Chief Executive Officer      01-01-96
                                President and Chief Executive Officer     03-01-91

LARRY L. WEYERS          51     President and Chief Operating Officer     01-01-96
                                Senior Vice President-Power Supply
                                 and Engineering                          08-01-95
                                Vice President-Power Supply
                                 and Engineering                          05-09-94
                                Vice President-Energy Supply              01-01-92

PATRICK D. SCHRICKEL     52     Executive Vice President                  12-29-96
                                Senior Vice President-Finance and
                                 Corporate Services                       05-09-94
                                Senior Vice President-Operations          06-01-89

DANIEL P. BITTNER        53     Senior Vice President-Finance and
                                Corporate Services                        12-29-96
                                Senior Vice President-Customer
                                 Service                                  05-09-94
                                Senior Vice President-Finance             03-01-92
                                Vice President-Treasurer                  02-01-89

RICHARD A. KRUEGER **    59     Senior Vice President-Sales
                                 and Marketing                            05-09-94
                                Senior Vice President-Power Supply
                                 and Engineering                          07-01-89

CLARK R. STEINHARDT      55     Senior Vice President-Nuclear Power       06-01-91

J. GUS SWOBODA **        61     Senior Vice President-Human and
                                 Corporate Development                    05-09-94
                                Senior Vice President-Marketing and
                                 Corporate Services                       10-01-89

RALPH G. BAETEN          53     Vice President-Treasurer                  08-01-95
                                Treasurer                                 03-01-92
                                Insurance and Benefits Director           05-01-87

THOMAS P. MEINZ          50     Vice President-Power Supply
                                 and Engineering                          02-23-97
                                Power Supply and Engineering
                                 Executive                                01-14-96
                                Senior Corporate Planning Executive       05-09-94
                                Manager-System Planning and Licensing     03-01-91


                                  Current Position and Business           Effective
Name and Age                    Experience During Past Five Years            Date
---------------------------     ------------------------------------      ---------

BERNARD J. TREML         47     Vice President-Human Resources            05-09-94
                                Assistant Vice President-Human
                                 Resources                                07-01-93
                                Manager-Human Resources                   08-01-92
                                Manager-Marketing Programs and
                                 Services                                 08-01-91

WAYNE J. PETERSON        38     Assistant Vice President-Customer
                                 Service                                  02-23-97
                                Manager-System Operations                 10-01-95
                                Site Leader                               10-01-94
                                Electric Superintendent                   04-01-92
                                Director-Distribution Services            01-02-92

DAVID W. SCHONKE         63     Assistant Vice President-Electric
                                 Distribution Engineering                 06-01-86

FRANCIS J. KICSAR        57     Secretary                                 01-01-96
                                Assistant Secretary                       03-01-92
                                Director-Corporate Tax                    10-01-76

DIANE L. FORD            43     Controller                                03-01-92
                                Administrator-Corporate Accounting        05-01-87

** Daniel A. Bollom, Richard A. Krueger, and J. Gus Swoboda have announced their intention to retire effective June 30, 1996. Daniel A. Bollom will be succeeded as Chief Executive Officer by Larry L. Weyers.

NOTE:   All ages for the officers of the Company and WPSC are as of December 31, 1996.
        None of the executives listed above for the Company or for WPSC are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant.  Each officer shall hold office until his or her successor shall have been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


WPS RESOURCES CORPORATION COMMON STOCK Two-Year Comparison

                            Dividends
Share Data                  Per Share           Price Range
----------                  ---------      ------------------
                                            High        Low
                                           ------      ------

 1996
     1st Quarter               $ .465      34-3/8      31-7/8
     2nd Quarter                 .465      33-1/2      30-1/8
     3rd Quarter                 .475      32-1/8      30-3/8
     4th Quarter                 .475      30-5/8      28-1/4
                                -----
           Total               $1.88

 1995
     1st Quarter               $ .455      29-3/4      26-3/4
     2nd Quarter                 .455      29-7/8      27-7/8
     3rd Quarter                 .465      30-3/4      28-1/8
     4th Quarter                 .465      34-1/4      30-1/4
                                -----
           Total               $1.84


    WPSC, the Company's principal subsidiary, is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW.

    On January 15, 1997 and January 15, 1996, special common stock dividends of $10,000,000 and $11,000,000, respectively, were declared by WPSC to be paid to the Company, the parent holding company. The special dividends allowed WPSC's equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking. The dividends were paid in January 1997 and January 1996.

Common Stock

     Listed on the New York and Chicago Stock Exchanges

     Ticker Symbol:  WPS

     Transfer Agent and Registrar:  Firstar Trust Company
                                    P. O. Box 2077
                                    Milwaukee, Wisconsin 53201

     As of December 31, 1996, there were 23,998 common stock shareholders of record.

See also ITEMS 6 and 8 below.

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1992 TO 1996)

         A.  CONSOLIDATED STATEMENTS OF INCOME


===========================================================================================================================
Consolidated Statements of Income
Year Ended December 31 (Thousands, except share amounts)       1996          1995          1994         1993         1992
---------------------------------------------------------------------------------------------------------------------------
Operating revenues
Electric utility                                             $490,506      $489,000      $480,816     $493,256     $477,625
Gas utility                                                   211,357       174,693       182,058      187,376      157,177
Non-regulated energy and other                                156,391        56,155        10,921            -            -
---------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                      858,254       719,848       673,795      680,632      634,802
===========================================================================================================================
Operating expenses
Electric production fuels                                     105,418       104,858       111,011      114,051      123,866
Purchased power                                                37,737        39,593        38,631       30,703       29,594
Gas purchased for resale                                      149,388       116,253       126,351      133,347      109,890
Non-regulated energy cost of sales                            157,612        53,983        10,663            -            -
Other operating expenses                                      168,905       154,445       148,917      148,270      135,614
Maintenance                                                    48,806        50,761        49,983       51,597       46,436
Depreciation and decommissioning                               65,178        65,627        56,365       60,609       58,592
Taxes other than income                                        26,868        25,921        26,063       25,204       24,459
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      759,912       611,441       567,984      563,781      528,451
===========================================================================================================================
Operating income                                               98,342       108,407       105,811      116,851      106,351
---------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds
  used during construction                                        139           170           108          287          494
Other, net                                                      1,395         6,080         4,473        3,356        6,076
---------------------------------------------------------------------------------------------------------------------------
Total other income                                              1,534         6,250         4,581        3,643        6,570
===========================================================================================================================
Income before interest expense                                 99,876       114,657       110,392      120,494      112,921
---------------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                     21,532        22,859        23,407       24,393       25,662
Other interest                                                  3,596         2,604         1,796        1,562        1,477
Allowance for borrowed funds
  used during construction                                       (128)          (68)         (139)        (200)        (542)
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                         25,000        25,395        25,064       25,755       26,597
===========================================================================================================================
Income before income taxes                                     74,876        89,262        85,328       94,739       86,324
Income taxes                                                   24,358        30,808        29,526       32,539       28,322
Minority interest                                                (348)            -             -            -            -
Preferred stock dividends of subsidiary                         3,111         3,111         3,111        3,311        3,237
---------------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 47,755      $ 55,343      $ 52,691     $ 58,889     $ 54,765
===========================================================================================================================
Shares of common stock
Outstanding at December 31                                     23,897        23,897        23,897       23,897       23,846
Average                                                        23,891        23,897        23,897       23,888       23,350
Earnings per average share of common stock                      $2.00         $2.32         $2.21        $2.47        $2.35
Dividend per share of common stock                               1.88          1.84          1.80         1.76         1.72
===========================================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1992 TO 1996)

         B.  CONSOLIDATED BALANCE SHEETS


===========================================================================================================================
Consolidated Balance Sheets
At December 31 (Thousands)
===========================================================================================================================
Assets                                                      1996          1995          1994          1993           1992
---------------------------------------------------------------------------------------------------------------------------
Utility plant
Electric                                                $1,483,829    $1,449,201    $1,423,316    $1,386,007     $1,354,579
Gas                                                        241,367       228,734       203,384       184,234        173,012
---------------------------------------------------------------------------------------------------------------------------
Total                                                    1,725,196     1,677,935     1,626,700     1,570,241      1,527,591
Less - Accumulated depreciation and decommissioning        952,296       905,427       846,505       801,056        748,427
---------------------------------------------------------------------------------------------------------------------------
Total                                                      772,900       772,508       780,195       769,185        779,164
Nuclear decommissioning trusts                             100,570        82,109        64,147        56,699         51,023
Nuclear fuel, net                                           19,381        14,275        19,417        17,981         16,880
---------------------------------------------------------------------------------------------------------------------------
Net utility plant                                          892,851       868,892       863,759       843,865        847,067
===========================================================================================================================
Current assets                                             219,144       186,085       170,015       180,140        160,331
Net non-utility and non-regulated plant                     19,738         3,307         2,218         2,121          2,133
Regulatory and other assets                                198,931       208,459       181,283       172,715        136,019
---------------------------------------------------------------------------------------------------------------------------
Total assets                                            $1,330,664    $1,266,743    $1,217,275    $1,198,841     $1,145,550
===========================================================================================================================



===========================================================================================================================
Capitalization and Liabilities
===========================================================================================================================
Capitalization
Common stock equity                                     $  467,524    $  463,441    $  446,540    $  433,724     $  413,226
Preferred stock of subsidiary
  with no mandatory redemption                              51,200        51,200        51,200        51,200         51,200
Long-term debt of subsidiary                               305,788       306,590       309,945       314,225        321,498
---------------------------------------------------------------------------------------------------------------------------
Total capitalization                                       824,512       821,231       807,685       799,149        785,924
===========================================================================================================================
Liabilities
Short-term borrowings                                       57,950        26,500        22,500        21,000         20,000
Bond sinking fund requirements and
  maturing first mortgage bonds of subsidiary                    -             -             -             -          8,726
Deferred income taxes                                      130,208       135,958       126,639       138,952        169,012
Other liabilities and credits                              317,994       283,054       260,451       239,740        161,888
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                          506,152       445,512       409,590       399,692        359,626
===========================================================================================================================
Total capitalization and liabilities                    $1,330,664    $1,266,743    $1,217,275    $1,198,841     $1,145,550
===========================================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1992 TO 1996)

         C.  FINANCIAL STATISTICS


================================================================================================================================

Year Ended December 31                                        1996           1995           1994            1993           1992
--------------------------------------------------------------------------------------------------------------------------------
Stock price                                                $28-1/2            $34         $26-3/4         $33-5/8        $31-3/4
Book value per share                                        $19.56         $19.39          $18.69          $18.18         $17.33
Return on average equity                                      9.9%          11.7%           11.4%           13.1%          13.2%
Number of common stock shareholders                         23,998         24,341          25,395          25,240         25,983
Number of employees                                          2,606          2,547           2,578           2,603          2,631
================================================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL DATA AND
         FINANCIAL STATISTICS (1992 TO 1996)

         D.  SELECTED FINANCIAL DATA


============================================================================================================
(Millions)                                        1996         1995         1994        1993          1992
------------------------------------------------------------------------------------------------------------
Operating Revenues                                 701.9        663.7        662.8       680.6         634.8
Net Income                                          60.4         59.2         55.8        62.2          58.0
Total Assets (At December 31)                    1,258.9      1,233.4      1,205.2     1,198.8       1,145.6
Long-Term Debt, Net (At December 31)               310.8        312.7        316.1       314.2         321.5
============================================================================================================

PAGE

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL DATA AND
         FINANCIAL STATISTICS (1992 TO 1996)

         E.  FINANCIAL STATISTICS


============================================================================================================
(Millions)                                          1996         1995         1994        1993          1992
------------------------------------------------------------------------------------------------------------
Coverage
Times interest earned before income taxes           4.36         4.00         4.19        4.49          3.99
Times interest earned after income taxes            3.21         3.03         3.09        3.29          3.01
Times interest and preferred dividends
  earned after income taxes                         2.88         2.70         2.77        2.93          2.71
============================================================================================================
Capitalization ratios
Common equity including ESOP                        55.3         55.0         53.9        54.3          52.6
Preferred stock                                      6.3          6.3          6.4         6.4           6.5
Long-term debt                                      38.4         38.7         39.7        39.3          40.9
============================================================================================================
Percent long-term debt to net utility plant         34.8         36.0         36.6        37.2          38.0
============================================================================================================
Average rate
Bonds                                                7.0          7.1          7.1         7.1           7.8
Preferred stock                                      6.1          6.1          6.1         6.1           6.3
============================================================================================================
Number of preferred stock shareholders             2,965        3,165        3,372       3,577         4,167
============================================================================================================
Weather information
Cooling degree days                                  352          808          519         432           213
Cooling degree days as a percent of normal         73.6%       170.1%       107.0%       86.2%         43.3%
Heating degree days                                8,566        7,813        7,578       7,916         7,670
Heating degree days as a percent of normal        107.5%        98.0%        95.5%      100.2%         96.2%
============================================================================================================

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION OF
          WPS RESOURCES CORPORATION AND
          WISCONSIN PUBLIC SERVICE CORPORATION


                      RESULTS OF OPERATIONS

WPS Resources Corporation (the "Company") is a holding company.
Approximately 82% and 95% of the Company's 1996 revenues and assets, respectively, are derived from Wisconsin Public Service
Corporation ("WPSC"), an electric and gas utility.

                      1996 Compared to 1995

Revenues at the Company increased from $719.8 million in 1995 to $858.3 million in 1996. Net income at the Company decreased from $55.3 million in 1995 to $47.8 million in 1996. Earnings per share decreased 13.8% from $2.32 in 1995 to $2.00 in 1996. The most significant reasons for the decrease in earnings at the Company were increased operating expenses at the non-regulated subsidiaries, decreased gas margins at WPS Energy Services, Inc. ("ESI"), a loss on an industrial processing facility investment, and increased operating expenses at WPSC. Revenues at WPSC increased from $663.7 million in 1995 to $701.9 million in 1996. Earnings on common stock at WPSC increased from $56.1 million in 1995 to $57.3 million in 1996.

Electric Utility Operations

Electric margins increased $2.8 million (see table below), or
 .8%, due primarily to increased sales volumes and decreased purchased power costs.

=================================================================
ELECTRIC MARGINS ($000)       1996          1995           1994
-----------------------------------------------------------------
Revenues                    $490,506      $489,000       $480,816
Fuel and purchased power     143,155       144,451        149,642
-----------------------------------------------------------------
Margins                     $347,351      $344,549       $331,174
=================================================================
Sales (kWh 000)           11,011,842    10,978,131     10,552,017
=================================================================

The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a fuel adjustment clause, changes in the cost of fuel and purchased power within a specified range. WPSC is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annual basis.

Electric operating revenues remained relatively stable between 1996 and 1995.

Electric production fuels and purchased power decreased
$1.3 million, or .9%, as a result of $1.9 million lower purchased power costs, $1.8 million lower generation costs at the Kewaunee Nuclear Power Plant ("Kewaunee") due to an extended outage for maintenance, and $1.5 million lower combustion turbine generation costs due to increased generation at WPSC's coal-fired plants. Offsetting these decreases was a $3.9 million increase in generation costs at coal-fired plants.

Gas Utility Operations

Gas margins increased $3.5 million (see table below), or 6.0%, due to customer growth at WPSC and colder weather. The weather was 9.6% colder in 1996 than in 1995, based on degree days.

=================================================================
GAS MARGINS ($000)            1996          1995           1994
-----------------------------------------------------------------
Revenues                    $211,357      $174,693       $182,058
Purchase costs               149,388       116,253        126,351
-----------------------------------------------------------------
Margins                     $ 61,969      $ 58,440       $ 55,707
=================================================================
Volume (Therms 000)          666,598       631,192        585,821
=================================================================

The PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause ("PGAC").

Gas operating revenues increased $36.7 million, or 21.0%, due to increased volumes as a result of customer growth and higher gas costs. Gas purchased for resale showed a net increase of $33.1 million, or 28.5%, due to increased volumes as a result of customer growth and higher gas costs.

Non-Regulated Operations

Non-regulated energy and other operating revenues increased $100.2 million, or 178.5%. Non-regulated energy revenues primarily represent the electric and gas sales of ESI, an energy marketing subsidiary which began operations in 1994. The increase in non-regulated energy revenues was due primarily to increased gas sales at ESI from $55.2 million in 1995 to $153.1 million in 1996, an increase of $97.9 million, or 177.2%. Such increased gas sales resulted from ESI's acquisition of a gas marketing company in the fourth quarter of 1995, additional customer growth in the wholesale market, and higher unit prices due to gas commodity market conditions. Other operating revenues increased $1.5 million, or 167.3%, and are comprised of consulting and construction revenue from ESI and WPS Power Development, Inc. ("PDI"), a company organized to participate in the development of electric generation projects and to provide services to the non-regulated electric power generation industry.

Non-regulated energy cost of sales increased $103.6 million, or 192.0%, due primarily to increased gas purchases and increased gas costs at ESI from $54.0 million in 1995 to $156.7 million in 1996, an increase of $102.7 million, or 190.3%. Negative gas margins on ESI sales were due primarily to the volatile gas commodity market experienced during 1996 in which ESI was not fully hedged for its customer commitments and ESI's decision to honor customer contracts, despite defaults by certain gas suppliers, during a period of exceptionally high demand.

Other Expenses

Other operating expenses increased $14.5 million, or 9.4%. At ESI and PDI, there was a $7.1 million increase in expenses reflecting the expansion of their businesses and the development of infrastructure including personnel and systems. Included in other operating expenses at WPSC was an increase of $4.5 million related to expansion of certain operating activities in anticipation of more competitive markets and an increase in gas operating expenses of $1.9 million as a result of customer growth. Partially offsetting these increases was a decrease in employee benefit costs of approximately $2.6 million due to a reduction in post-retirement benefit expenses.

Maintenance expense decreased $2.0 million, or 3.9%, due to lower maintenance activity at WPSC's coal-fired plants of $3.3 million.
This decrease was partially offset by increased maintenance expense at Kewaunee of $1.0 million.

Other income decreased $4.7 million, or 75.5%, reflecting a $4.0 million loss on an industrial processing facility investment which had been made in anticipation of energy sales opportunities.

                      1995 Compared to 1994

Earnings per share increased 5.0% from $2.21 in 1994 to $2.32 in 1995. The most significant reasons for this change were higher electric margins due to burning less expensive low sulfur coal and increased sales volume.

Electric Utility Operations

Electric margins increased $13.4 million, or 4.0%, due primarily to increased sales volumes and decreased coal costs which were partially offset by a 2.6% Wisconsin retail rate reduction effective January 1, 1995.

Electric operating revenues increased $8.2 million, or 1.7%. Electric revenues were higher due to a 4.0% increase in kilowatt-hour ("kWh") sales. This was partially offset by a 2.6% decrease in Wisconsin retail rates that took effect on January 1, 1995. Residential kWh sales and commercial and industrial kWh sales increased 5.9% and 4.9%, respectively, due to warmer summer weather and customer growth. Wholesale kWh sales decreased .4% due primarily to lower demand by WPSC's largest wholesale customer.

Electric fuels and purchases decreased $5.2 million, or 3.5%. Coal-related costs decreased $12.1 million, or 11.4%, due to burning less expensive low sulfur coal. However, this was partially offset by increased coal-fired generation expenses of $4.8 million, or 5.4%, and higher purchased power expense of $1.0 million, or 2.5%, due to warmer weather and increased plant outages resulting from maintenance at certain plants.

Gas Utility Operations

Gas margins increased $2.7 million, or 4.9%, due to customer growth at WPSC and colder weather.

Gas operating revenues decreased $7.4 million, or 4.0%, due to lower gas costs.

Gas purchased for resale showed a net decrease of $10.1 million, or 8.0%, due to lower gas costs.

Non-Regulated Operations

Non-regulated energy and other operating revenues increased
$45.2 million, or 414.2%, due to increased sales at ESI and increased consulting, construction, and investment revenue of $.9 million from ESI and PDI.

Non-regulated energy cost of sales increased $43.3 million or 406.3% due to increased gas purchases at ESI.

Other Expenses

Other operating expenses increased $5.5 million, or 3.7%. The majority of this increase is attributable to increased operating expenses at ESI and PDI.

Depreciation and decommissioning expense increased $9.2 million or 16.4%. There were two primary reasons for this increase. The first factor was an increase in decommissioning funding of $5.0 million that was reflected in customer rates which became effective January 1, 1995. The second factor was additional decommissioning expense recorded to offset a $1.1 million gain on the decommissioning portfolio discussed below and higher trust earnings of $2.4 million.

There were three significant non-recurring items impacting other income in 1995. First, a pretax gain of $1.6 million was realized on the decommissioning portfolio from the sale of certain investments. Second, insurance proceeds of $1.2 million were received as the result of the death of a retired WPSC executive. Third, these gains were partially offset by a $2.7 million loss resulting from cancellation of the Rhinelander Energy Center project.

                          BALANCE SHEET

                      1996 Compared to 1995

Nuclear decommissioning trusts increased $18.5 million due to continued funding and favorable investment returns. Customer receivables and accounts payable increased $27.7 million and $29.0 million, respectively, primarily as a result of business growth at ESI. Gas in storage increased $9.9 million as a result of an increase in the cost of gas at both WPSC and ESI. Regulatory assets decreased $14.2 million due to amortization of deferred conservation expenses and final amortization and recovery of the retail portion of deferred coal contract buyouts. Net non-utility and non-regulated plant increased $16.4 million due to increased non-utility assets at

WPSC and the 1996 purchase of a merchant generating facility by PDI. Investments and other assets increased $4.7 million as a result of increased prepaid pension assets.

Short-term notes payable and commercial paper increased
$11.6 million and $19.9 million, respectively, due to increased operational cash needs at ESI and refinancing $6.9 million of WPSC's First Mortgage Bonds, 8.80% Series, due in 2021, with short-term borrowings. Gas refunds decreased $6.2 million as WPSC has returned the majority of these refunds to its customers.

Other long-term liabilities increased $18.3 million due to reduced funding of the post-retirement medical liability and increased customer advances for construction at WPSC. In connection with its 1996 purchase of the Stoneman Power Plant, PDI recorded a long-term liability to the seller.

                    FINANCIAL CONDITION - WPSC

WPSC requires large investments in capital assets used to deliver electric and gas services. As a result, most of the Company's capital requirements relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by analysts. Internally-generated funds closely approximate the utility's cash requirements. No external funding difficulties are anticipated. Pre-tax interest coverage was 4.36 times for the year ended December 31, 1996. WPSC's bond ratings are AA+ (Standard & Poor's), Aa2 (Moody's), and AA+ (Duff & Phelps).

WPSC is restricted by a PSCW order from paying normal common stock dividends of more than 109% of the previous year's common stock dividends without PSCW approval. Also, Wisconsin law prohibits WPSC from making loans to the Company and its subsidiaries and from guaranteeing their obligations. A special common stock dividend of $10 million was paid by WPSC to the Company in January 1997. The special dividend allows WPSC's average equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking.

Anticipated construction expenditures for WPSC are $74.0 million, $110.0 million, and $74.7 million for 1997, 1998, and 1999, respectively. The 1997 expenditures include $43.0 million for electric construction, $8.0 million for nuclear fuel, $16.0 million for gas construction, and $7.0 million for other construction. Included in these expenditures is $36.7 million for WPSC's share of the Kewaunee steam generator replacement.

Anticipated investment expenditures for the non-regulated subsidiaries could be as high as $7.0 million, $68.0 million, and $64.0 million for 1997, 1998, and 1999, respectively.

Although the Company has no plans for permanent financing in 1997, up to $150.0 million of bonds and debentures and $100.0 million of common stock sales may be necessary during 1998 and 1999 to finance WPSC's expenditures, maturing bonds, and currently forecasted non-regulated projects.

In the second quarter of 1996, WPSC repurchased $6.9 million of First Mortgage Bonds, 8.80% Series, due in 2021. This repurchase was funded through short-term borrowings.

In early 1996, WPS Leasing, Inc., a subsidiary of WPSC, purchased an additional unit train for approximately $8.9 million. This purchase was partially funded with a long-term note from the Company. As of December 31, 1996, the loan balance was $8.6 million and it carried an interest rate of 7.35%.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," became effective in March 1995. This statement imposes a stricter criterion for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996. The adoption of this statement did not have a material impact on the financial position or results of operations based on the current regulatory structure. SFAS
No. 121 may impact the Company in the future as competitive factors influence wholesale and retail pricing in the electric and gas industries and as regulatory policy regarding recovery of stranded investment is developed.

SFAS No. 123, "Accounting for Stock-Based Compensation," became effective in 1996. This statement permits, but does not require, companies to change their accounting for stock-based compensation. The statement also requires additional disclosures. The Company has adopted only the disclosure provision of the statement and currently does not provide significant stock-based compensation.

Plans to construct the Rhinelander Energy Center were cancelled in 1995. As a result of this cancellation, WPSC signed a 25-year agreement in November 1995 to purchase power from Polsky Energy Corporation ("Polsky"), an independent power producer proposing to build a plant adjacent to the Nicolet Paper Company mill in De Pere, Wisconsin. Polsky is in the second stage of a two-stage Certificate of Public Convenience and Necessity ("CPCN") permitting process prescribed by the PSCW. Construction of the Polsky project is contingent upon a PSCW determination in stage two of the CPCN process that WPSC will need the electric capacity which would be provided by the proposed plant. A recent WPSC load forecast suggests the capacity may not be needed. A final decision is expected in 1997. If the PSCW approves the Polsky project, it will be accounted for as a capitalized lease. This would result in the recording of a plant asset of approximately
$110.0 million, with an offsetting amount of long-term debt.

In 1996, WPSC entered into a competitively-priced contract with a new wholesale customer to provide fixed price power over a ten-year period. The PSCW did not agree with establishing contract pricing based on anything other than fully allocated costs. Subsequently, WPSC entered into an arrangement with an outside party to fulfill most of the customer's requirements for this contract and thereby mitigate any regulatory exposure. The PSCW did not recognize the subsequent agreement and, as part of the rate decision which will become effective in 1997, has assumed full cost allocation pricing that ignores the outside party's sales to the customer when determining new Wisconsin retail rates. If the PSCW continues to take this position, the impact over the next 10 years could be a reduction in Wisconsin retail revenues of up to a maximum of $12.0 million. Management does not agree with the PSCW decision and plans to work with the PSCW to demonstrate that the PSCW method of allocating costs for this wholesale customer should be changed so that there is no negative impact on Wisconsin retail revenues.

                              TRENDS

WPSC follows SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the utility. These include the PSCW, 91% of revenues; the Michigan Public Service Commission ("MPSC"), 2% of revenues; and the Federal Energy Regulatory Commission ("FERC"), 7% of revenues. In addition, Kewaunee is regulated by the Nuclear Regulatory Commission ("NRC"). Environmental matters are primarily governed by the Environmental Protection Agency and the Wisconsin Department of Natural Resources.

In 1996, the Company received "marketer" status from the FERC which gives WPSC, ESI, and PDI the flexibility to sell electric energy and capacity to wholesale customers at market rates.

The single most important development in the electric utility industry is the continuing trend toward increased competition brought about by a combination of new legislation, changing regulation, new technology, and market forces. Transmission access, mandated by the Energy Policy Act of 1992, and increased competition in the wholesale power segment of the business have put pressure on profit margins. Certain segments of the industry could become deregulated. Low-cost energy producers, such as WPSC, are in a position to benefit from competitive markets.

In April 1996, the FERC issued Order No. 888 which addresses both open access and stranded cost issues. A second rule, Order
No. 889, also issued in April 1996, requires utilities to establish electronic systems to share information about available transmission capacity and establishes standards of conduct.

As a result of these orders, WPSC has developed and implemented strategies to deal with transmission access and potential stranded investment. WPSC has developed a separate internal transmission group to fulfill the FERC's requirement for functional unbundling. WPSC has also filed comparable transmission access tariffs which have been accepted for use, subject to refund. Comparable transmission access tariffs, as defined by the FERC, provide transmission access to other parties on the same terms and conditions that WPSC provides transmission service to itself. WPSC is participating in the Midwest Independent System Operator ("ISO") initiative, a group of 23 Midwestern utilities who are designing an ISO concept for transmission service in the region.

In December 1995, the PSCW outlined its plan for restructuring the electric industry in Wisconsin. The plan includes 32 steps in a 5-year process concluding with retail competition by the year 2001. Certain aspects of the plan will require state legislative changes.

The Wisconsin Legislature is expected to consider electric restructuring in 1997. In the meantime, the PSCW, utility companies, various advocacy groups, and utility customers will continue to dialogue in an effort to reach a consensus on when and how to comply with the PSCW introduced plan for restructuring the electric industry.

Changes in the regulation of the natural gas business on the federal level prompted the PSCW to examine the future regulation of the natural gas distribution business in Wisconsin. In 1996, the PSCW issued orders (1) defining the level of interruption testing required for interruptible gas customers, (2) modifying the presently required PGAC which allows total recovery of gas supply and capacity costs to allow for other gas supply and capacity cost recovery mechanisms,

(3) determining whether utilities and their affiliated marketers should be required to have separate resources for gas purchases and sales, or if allocation of common resources between these two entities is adequate, and (4) defining a generic set of Standards of Conduct for the state's utilities and their affiliates. The PSCW also opened a docket to determine the definition of a competitive market, as well as the steps necessary to mitigate barriers to competition in Wisconsin.

WPSC has historically recovered gas costs through a PGAC. The PSCW is examining the appropriateness of the PGAC and issued an order in November 1996 concluding that the majority of state gas utilities must use either an incentive gas cost recovery mechanism or a modified PGAC mechanism. WPSC is evaluating its options and will adjust its gas cost recovery mechanism accordingly.

The MPSC initiated a similar process to address gas industry restructuring by forming a committee of interested parties to consider changes in the gas cost recovery mechanism, service unbundling, curtailment issues, and storage issues. The MPSC issued a final document indicating consensus on the identification of the issues but not on the resolution of the issues.

As a result of the changes occurring in the electric industry, several mergers have been announced in the region and are in various stages of the regulatory approval process.

WPSC is currently investigating the need for environmental cleanup of eight manufactured gas plant sites which it previously operated. WPSC engaged an environmental consultant to develop cleanup cost estimates for the seven sites at which either a Phase I or Phase II site investigation had been completed. The consultant has yet to perform a detailed investigation of the eighth site, and comparable information on this site is not available.

The range of future investigation and cleanup costs for all eight sites is estimated to be from $34.7 million to $41.7 million. Minimal amounts have been spent to date. Remediation expenditures would be made over the next 32 years. WPSC has recorded a liability with an offsetting regulatory asset (deferred charge) which represents WPSC's current estimate of cleanup costs for all eight sites. Based on discussions with regulators and a rate order in Wisconsin, management believes that these costs (net of any insurance recoveries), but not the carrying costs associated with the expenditures, will be recoverable in future customer rates.

As remedial feasibility studies and initial remedial actions are completed, these estimates may be adjusted and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC has obtained or is pursuing. Insurance recoveries are deferred as an offset to the regulatory asset.
Due to the regulatory treatment, neither adjustments to the estimated liability nor insurance recoveries have an immediate impact on net income. Currently, WPSC has insurance settlement agreements of approximately $12.0 million which it expects to receive in 1997. The PSCW has authorized recovery of $225,000 per year for gas site cleanup effective with the rate order which is expected to become effective in February 1997.

In addition, WPSC has been notified that it is a minor participant in a number of waste disposal site cleanup efforts.
However, no significant costs are anticipated to clean up these sites.

Federal Clean Air Act Amendments ("the Act") were enacted in 1990. The Act establishes stringent sulfur dioxide and nitrogen oxide emission limitations. Wisconsin previously had enacted laws to limit sulfur emissions. WPSC currently meets the sulfur dioxide emission standards scheduled to take effect in the year 2000 as a result of switching to lower-sulfur fuels. However, some additional capital expenditures related to nitrogen oxide emissions will be required to upgrade existing equipment and to monitor emission levels. These expenditures are estimated to be in the range from $3.0 million to $5.0 million between 1998 and 1999.

In 1995, WPSC initiated a new demand-side management ("DSM") program which involves loans and shared savings. The new program provides that those who participate and directly benefit from energy-saving programs will pay for the cost of the programs. Prior to 1995, DSM expenditures were recovered from all customers through their electric and gas retail rates. As of December 31, 1996, WPSC had $39.4 million of deferred DSM expenditures which will be recovered in future customer rates.

Kewaunee was taken out of service on September 21, 1996 for scheduled refueling and maintenance. Inspection of previously repaired steam generator tubes disclosed more extensive tube degradation than had been anticipated. Repair of the tubes using laser welding was undertaken. As of December 31, 1996, it was anticipated that repairs would be completed sometime during the first quarter of 1997. Welding was completed late in January 1997. Subsequent testing indicated that repair of a number of the tubes was not effective. The return of Kewaunee to service will be delayed while additional repair efforts are undertaken. NRC approval of the process is needed to restart the plant. It is unknown how long steam generator repairs and NRC approval of the steam generator repair process will take. It is uncertain when Kewaunee will return to service with repaired steam generators. If for any reason the steam generators cannot be repaired, the ability of the Kewaunee owners to reach consensus on steam generator replacement and to secure the approval of the PSCW for such replacement would become critical factors affecting the duration of the current outage because, in that case, replacement of the steam generators would be essential for the continued operation of Kewaunee. The elapsed time from placing a firm steam generator order to receiving delivery of replacement steam generators is 22 months.

Even if the repairs are successful and the plant restarts, the tube repairs are expected to last only a few years. Therefore, Kewaunee would be retired significantly prior to the expiration of the operating license in 2013 unless the steam generators are replaced.

If Kewaunee returns to service, it would be shut down at mid-cycle (within one year after being returned to service) for tube inspection. If significant further tube degradation would be discovered during the mid-cycle shutdown, the NRC may not permit Kewaunee to continue to operate without replacement of the steam generators. Since the earliest date by which the steam generators could be replaced is sometime in 1999, a mid-cycle shutdown and subsequent requirement that the steam generators be replaced before startup could result in an extended outage.

An extended Kewaunee outage subjects WPSC to the possibility of increased fuel and purchased power costs. WPSC could incur up to $1.8 million in the first quarter of 1997 for its share of Kewaunee steam generator tube repair costs. In addition, the cost to use other generating units or to purchase replacement power is expected to exceed the cost of Kewaunee generated power by approximately $65,000 a day. The effectiveness, timing, and cost of repairs and the cost of replacement power are subject to a number of uncertainties including the duration of the outage. WPSC anticipates receipt of a rate order in the Wisconsin jurisdiction effective in February 1997. The order is expected to provide a $2.0 million per month surcharge on customer bills to cover the additional costs to be incurred by WPSC for acquiring power from other sources while Kewaunee remains out of service. WPSC anticipates that it will have sufficient capacity to meet its customers' energy requirements during the outage.

The joint owners of Kewaunee continue to evaluate the economics of whether or not to invest approximately $89.0 million to replace the steam generators. Replacement must also be approved by the PSCW. WPSC favors replacing the steam generators, while the other two joint owners do not favor replacement. WPSC requested and was granted regulatory approval to accelerate the recovery of the Wisconsin retail portion of the current undepreciated Kewaunee plant balance and the unfunded estimated costs to decommission the plant over a six-year period beginning in 1997.

If Kewaunee is retired early, WPSC believes it would be granted regulatory approval to recover from customers the net carrying amount and the estimated costs to decommission Kewaunee in excess of the trust assets. At December 31, 1996, the net carrying amount was approximately $49.5 million. The current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement, exceeds the trust assets at December 31, 1996 by $63.4 million. If Kewaunee is retired early, WPSC believes that it will be able to meet its commitments to supply energy to its customers through either (1) possible investments in new generating units, (2) contracting for additional purchased power, or (3) changes in commitments to serve its customers if the generation business is deregulated.
If WPSC increases its investment in Kewaunee and the steam generators are replaced, WPSC believes Kewaunee costs would be recoverable in a competitive generation market.

WPSC anticipates receipt of a rate order in the Wisconsin jurisdiction effective in February 1997. The impact is approximately a $35.5 million decrease in electric revenues and a $5.7 million increase in gas revenues on an annual basis. The new rates will be effective for 1997 and 1998. A brief summary of the more significant rate case decisions and their estimated impacts follows.

WPSC will be granted a $2.0 million per month surcharge on customer bills to cover the additional costs to be incurred by WPSC for acquiring power from other sources while Kewaunee remains out of service.

The PSCW is also expected to reaffirm its decision to allow WPSC to accelerate the funding of decommissioning and the recovery of investment for Kewaunee assuming a year 2002 shutdown. The total dollar impact of this acceleration results in an $11.1 million annual increase in WPSC's customer rates.

WPSC will be granted an 11.8% return on equity for 1997 and 1998.
The PSCW has also agreed to allow WPSC to file a 1998 rate case should

WPSC experience severe detrimental financial conditions as a result of the constraints placed on it by the 1997 rate order.

                       IMPACT OF INFLATION

The Company's current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. They provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, WPSC's projected operating costs are recoverable in revenues. Because forecasts are prepared assuming inflation, the majority of inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, WPSC is only allowed to recover the historic cost of plant via depreciation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

          A.  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


=============================================================================================================
Year Ended December 31 (Thousands, except share amounts)               1996            1995            1994
-------------------------------------------------------------------------------------------------------------
Operating revenues
Electric utility                                                     $490,506        $489,000        $480,816
Gas utility                                                           211,357         174,693         182,058
Non-regulated energy and other                                        156,391          56,155          10,921
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                              858,254         719,848         673,795
=============================================================================================================

Operating expenses
Electric production fuels                                             105,418         104,858         111,011
Purchased power                                                        37,737          39,593          38,631
Gas purchased for resale                                              149,388         116,253         126,351
Non-regulated energy cost of sales                                    157,612          53,983          10,663
Other operating expenses                                              168,905         154,445         148,917
Maintenance                                                            48,806          50,761          49,983
Depreciation and decommissioning                                       65,178          65,627          56,365
Taxes other than income                                                26,868          25,921          26,063
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                              759,912         611,441         567,984
=============================================================================================================
Operating income                                                       98,342         108,407         105,811
-------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used during construction                       139             170             108
Other, net                                                              1,395           6,080           4,473
-------------------------------------------------------------------------------------------------------------
Total other income                                                      1,534           6,250           4,581
=============================================================================================================
Income before interest expense                                         99,876         114,657         110,392
-------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                             21,532          22,859          23,407
Other interest                                                          3,596           2,604           1,796
Allowance for borrowed funds used during construction                    (128)            (68)           (139)
-------------------------------------------------------------------------------------------------------------
Total interest expense                                                 25,000          25,395          25,064
=============================================================================================================

Income before income taxes                                             74,876          89,262          85,328
Income taxes                                                           24,358          30,808          29,526
Minority interest                                                        (348)              -               -
Preferred stock dividends of subsidiary                                 3,111           3,111           3,111
-------------------------------------------------------------------------------------------------------------
Net income                                                             47,755          55,343          52,691
=============================================================================================================

Retained earnings at beginning of year                                308,965         297,592         287,915
Cash dividend on common stock                                         (44,926)        (43,970)        (43,014)
-------------------------------------------------------------------------------------------------------------
Retained earnings at end of year                                     $311,794        $308,965        $297,592
=============================================================================================================

Average shares of common stock                                         23,891          23,897          23,897
Earnings per average share of common stock                              $2.00           $2.32           $2.21
Dividend per share of common stock                                       1.88            1.84            1.80
=============================================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

          B.  CONSOLIDATED BALANCE SHEETS


=======================================================================================================
Assets
-------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                   1996               1995
-------------------------------------------------------------------------------------------------------
Utility plant
Electric                                                                  $1,474,104         $1,441,126
Gas                                                                          240,791            228,346
-------------------------------------------------------------------------------------------------------
Total                                                                      1,714,895          1,669,472
Less - Accumulated depreciation and decommissioning                          952,296            905,427
-------------------------------------------------------------------------------------------------------
Total                                                                        762,599            764,045
Nuclear decommissioning trusts                                               100,570             82,109
Construction in progress                                                      10,301              8,463
Nuclear fuel, less accumulated amortization                                   19,381             14,275
-------------------------------------------------------------------------------------------------------
Net utility plant                                                            892,851            868,892
=======================================================================================================

Current assets
Cash and equivalents                                                           5,978              6,533
Customer and other receivables, net of reserves                              106,967             79,301
Accrued utility revenues                                                      35,386             37,586
Fossil fuel, at average cost                                                   8,224              8,701
Gas in storage, at average cost                                               19,987             10,076
Materials and supplies, at average cost                                       19,944             20,312
Prepayments and other                                                         22,658             23,576
-------------------------------------------------------------------------------------------------------
Total current assets                                                         219,144            186,085
=======================================================================================================

Regulatory assets                                                             96,920            111,101
Net non-utility and non-regulated plant                                       19,738              3,307
Investments and other assets                                                 102,011             97,358
=======================================================================================================
Total                                                                     $1,330,664         $1,266,743
=======================================================================================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

          B.  CONSOLIDATED BALANCE SHEETS (CONTINUED)


=======================================================================================================
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                    1996               1995
-------------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                       $  467,524         $  463,441
Preferred stock of subsidiary
  with no mandatory redemption                                                51,200             51,200
Long-term debt                                                               305,788            306,590
-------------------------------------------------------------------------------------------------------
Total capitalization                                                         824,512            821,231
=======================================================================================================

Current liabilities
Notes payable                                                                 26,600             15,000
Commercial paper                                                              31,350             11,500
Accounts payable                                                              96,531             67,483
Accrued taxes                                                                  1,350              1,744
Accrued interest                                                               8,134              8,378
Gas refunds                                                                      704              6,879
Other                                                                         12,067             14,668
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                    176,736            125,652
=======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                            130,208            135,958
Accumulated deferred investment tax credits                                   28,669             30,447
Regulatory liabilities                                                        48,870             49,924
Environmental remediation liabilities                                         41,697             41,697
Other long-term liabilities                                                   80,173             61,834
-------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                             329,617            319,860
=======================================================================================================

Minority interest                                                               (201)                 -
Commitments and contingencies (See Note 7)
=======================================================================================================
Total                                                                     $1,330,664         $1,266,743
=======================================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

         C.  CONSOLIDATED STATEMENTS OF CAPITALIZATION


========================================================================================================
At December 31 (Thousands, except share amounts)                                   1996           1995
--------------------------------------------------------------------------------------------------------
Common stock equity
Common stock, $1 par value, 100,000,000 shares
  authorized; 23,896,962 shares outstanding                                     $ 23,897        $ 23,897
Premium on capital stock                                                         145,021         145,021
Retained earnings                                                                311,794         308,965
Shares in deferred compensation trust, 14,223 shares at an average
  cost of $31.16 per share                                                          (443)              -
ESOP loan guarantees                                                             (12,745)        (16,346)
Other                                                                                  -           1,904
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                        467,524         463,441
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
========================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                                 50,000          50,000
        7.30%                2002                                                 50,000          50,000
        6.80%                2003                                                 50,000          50,000
        6-1/8%               2005                                                  9,075           9,075
        6.90%                2013                                                 22,000          22,000
        8.80%                2021                                                 53,100          60,000
        7-1/8%               2023                                                 50,000          50,000
--------------------------------------------------------------------------------------------------------
Total                                                                            284,175         291,075
Unamortized discount and premium on bonds, net                                      (978)         (1,066)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                       283,197         290,009
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                              12,745          16,346
Notes payable to bank, secured by non-regulated plant                              9,581               -
Other long-term debt                                                                 265             235
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                             305,788         306,590
========================================================================================================
Total capitalization                                                            $824,512        $821,231
========================================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

         D.  CONSOLIDATED STATEMENTS OF CASH FLOWS


============================================================================================================
Year Ended December 31 (Thousands)                                     1996            1995            1994
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                          $ 47,755        $ 55,343        $ 52,691

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                      65,178          65,627          56,365
Amortization of nuclear fuel and other                                28,691          33,499          28,811
Deferred income taxes                                                 (7,715)            319          (4,562)
Investment tax credit restored                                        (1,778)         (1,725)         (2,038)
Allowance for equity funds used during construction                     (139)           (170)           (108)
Pension income                                                       (12,413)        (11,678)        (10,808)
Post-retirement funding                                                7,150           6,917           7,036
Deferred demand-side management expenditures                          (6,250)         (8,595)         (9,659)
Other, net                                                             8,146           7,163          (4,735)

Changes in
Customer and other receivables                                       (27,666)        (19,272)          6,482
Accrued utility revenues                                               2,200          (8,766)          8,494
Fossil fuel inventory                                                    477           1,804            (297)
Gas in storage                                                        (9,911)          5,711          (4,098)
Accounts payable                                                      29,048             840           2,530
Accrued taxes                                                           (394)            592          (2,114)
Gas refunds                                                           (6,175)          4,926             138
------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                   116,204         132,535         124,128
============================================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures          (84,750)        (80,226)        (68,819)
Purchase of other property and equipment                             (16,431)         (1,089)            (97)
Decommissioning funding                                               (8,978)         (8,181)         (7,448)
Purchase of investments and acquisitions                                (728)        (10,217)              -
Other                                                                   (349)            514           2,526
------------------------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (111,236)        (99,199)        (73,838)
============================================================================================================

Cash flows from (used for) financing activities
Redemption and maturities of first mortgage bonds                     (6,900)              -          (1,000)
Change in notes payable                                               11,600           5,000               -
Change in other long-term debt                                        15,296               -               -
Change in commercial paper                                            19,850          (1,000)          1,500
Cash dividends on common stock                                       (44,926)        (43,970)        (43,014)
Purchase of deferred compensation stock                                 (443)              -               -
------------------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                         (5,523)        (39,970)        (42,514)
============================================================================================================
Net increase (decrease) in cash and equivalents                         (555)         (6,634)          7,776
============================================================================================================
Cash and equivalents at beginning of year                              6,533          13,167           5,391
============================================================================================================
Cash and equivalents at end of year                                 $  5,978        $  6,533        $ 13,167
============================================================================================================

Cash paid during year for
Interest, less amount capitalized                                   $ 21,983        $ 21,255        $ 20,693
Income taxes                                                          31,735          34,300          40,333
Preferred stock dividends of subsidiary                                3,111           3,111           3,111

Other information
Construction and nuclear fuel expenditures, including
  accruals, allowance for funds used during construction,
  and customer contributions                                          81,714          73,251          78,286
============================================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION AND
          WISCONSIN PUBLIC SERVICE CORPORATION

          E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Nature of Operations--WPS Resources Corporation (the "Company") is a holding company. Approximately 82% and 95% of the Company's 1996 revenues and assets, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility. The Company's primary business is the supply and distribution of electric power and natural gas in its franchised service territory. The Company also provides electric and gas marketing and energy-related services in non-regulated markets through WPS Energy Services, Inc. ("ESI"). WPS Power Development, Inc. ("PDI") participates in the development of electric generation projects and provides services to the non-regulated electric power generation industry.

       The term "utility" refers to regulated activities of WPSC, while the term "non-utility" refers to activities of WPSC which are not regulated. The term
       "non-regulated" refers to activities other than those of WPSC.

  (b) Use of Estimates--The preparation of the Company's financial statements is in conformity with generally accepted accounting principles. Management may make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (c) Acquisitions and Non-Regulated Investments--In the fourth quarter of 1995, ESI acquired interests in a producing gas reserves operation and in a gas marketing operation. The acquisitions have been accounted for under the purchase method of accounting. The price paid in excess of the fair value of identifiable assets acquired for the gas marketing operation is being amortized over a five-year period. During 1996, PDI purchased a two-thirds interest in a

       2-unit, 53-megawatt merchant generating facility, the Stoneman Power Plant ("Stoneman").

  (d) Consolidation--The Company consolidates all majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

  (e) Price Risk Management Activities--To manage the price risk associated with its gas marketing activities, ESI uses financial instruments to hedge the impact of market fluctuations in the price of gas and transportation. Changes in the market value of these financial instruments are deferred until the gain or loss on the hedged item is recognized. ESI also uses financial instruments for trading purposes. These activities are deemed speculative and, therefore, changes in the market value of these financial instruments are recognized as a gain or a loss in the period of change. The market prices used to value these contracts reflect management's best estimate, including closing exchange quotations. The primary financial instruments ESI utilizes in its price risk management activities are exchange traded futures and option contracts used primarily to lock in or cap the purchase price or sales price of the gas commodity at a specified location and basis swaps that are used to mitigate gas price differentials between the location where gas is purchased and the location where gas is sold to the customer.

       The financial instruments outstanding at December 31, 1996 expire at various times through November 1997. At December 31, 1996 ESI had outstanding
       1,040,000 notional dekatherms of natural gas under futures and option agreements and 835,000 notional dekatherms of natural gas under basis swap agreements.

  (f) Utility Plant--Utility plant is stated at the original cost of construction which includes an allowance for funds used during construction ("AFUDC").
       Approximately 50% of retail jurisdictional construction work in progress ("CWIP") expenditures are subject to AFUDC using a rate based on WPSC s overall cost of capital. Major new generating facilities earn AFUDC on total CWIP expenditures. For 1996, the AFUDC retail rate was approximately 10.3%.

       AFUDC is recorded on wholesale jurisdictional electric CWIP at debt and equity percentages specified in the Federal Energy Regulatory Commission ("FERC") Uniform System of Accounts. For 1996, the AFUDC wholesale rate was approximately 5.5%.

       Substantially all of WPSC's utility plant is subject to a first mortgage lien.

  (g) Property Additions, Maintenance, and Retirements of Utility Plant--The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. No gain or loss is recognized in connection with ordinary retirements of utility property units. The cost of units of property retired, sold, or otherwise disposed of, plus removal costs, less salvage, are charged to the accumulated provision for depreciation. Maintenance and repair costs and replacement and renewal costs associated with items not qualifying as units of property are generally charged to operating expense.

       Non-utility property and non-regulated property follow a similar policy except that gains and losses are recognized in connection with retirements.

  (h) Depreciation--Straight-line composite depreciation expense is recorded over the estimated useful life of utility property and includes estimated salvage and cost of removal. Rates approved by the Public Service Commission of Wisconsin ("PSCW") on January 1, 1994 remain in effect.

       =========================================================
                                 1996          1995         1994
       ---------------------------------------------------------
       Annual composite
       depreciation rates
       Electric                  3.33%         3.43%       3.41%
       Gas                       3.35%         3.46%       3.37%
       =========================================================

       Non-utility property and non-regulated property are depreciated using straight-line depreciation. Most of the assets have depreciation lives ranging from five to ten years. Stoneman is depreciated over 40 years.

       Depreciation and nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant ("Kewaunee"). On January 3, 1997, the PSCW agreed with WPSC's recommendation to accelerate cost recovery of the remaining unrecovered investment in Kewaunee and accelerate funding of Kewaunee decommissioning costs. The PSCW order directs the owners of Kewaunee to develop depreciation and decommissioning estimates based on an expected end of service life of 2002. Prior to 1997, the service life of Kewaunee was estimated to end in 2013, the year its license expires. This decision will result in a significant acceleration of Kewaunee depreciation and decommissioning collections in customer rates for 1997 and future years. Depreciation expense, exclusive of that depreciation expense related to nuclear decommissioning costs, will increase by approximately $3.3 million on an annualized basis.

  (i) Impairment--Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses resulting from application of this statement are reported in income in the period in which the recognition criteria are first applied and met. This statement does not have a material impact on the current carrying amount of the Company's assets.

  (j) Nuclear Decommissioning--Nuclear decommissioning costs to date have been accrued over the estimated service life of Kewaunee, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $9.0 million in both 1996 and 1995 and $4.0 million in 1994. As described in note (1)(h), the PSCW has approved the acceleration of Kewaunee depreciation and decommissioning funding. As a result of this acceleration, the amount deposited in external trusts will increase to $17.3 million on an annualized basis once this order becomes effective.

       Based on the standard cost escalation assumptions required by a July 1994 PSCW order, the undiscounted amount of WPSC's decommissioning costs estimated to be expended between the years 2014 and 2050 is $785.0 million under the funding plans which were effective for 1994 through 1996.
       Based on the revised funding plan which will become effective in 1997, decommissioning costs estimated to be expended between the years 2003 and 2039 will total $614.0 million. In developing these funding plans, long-term after-tax earnings of approximately 5.5% are assumed. As of December 31, 1996, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling $100.6 million.

       WPSC's share of Kewaunee decommissioning is estimated to be $164.0 million in current dollars under the funding plan in effect for 1996 and $172.0 million in current dollars under the funding plan which will go into effect in 1997. Both plans are based on a site-specific study performed in 1992. The current funding plan assumes the immediate dismantlement method of decommissioning commencing after an assumed shutdown in 2013.

       As of December 31, 1996, the market value of the external trusts totaled $100.6 million. Unrealized gains, net of tax, in the external trusts are reflected as an increase to the decommissioning reserve, since decommissioning expense will be recognized as the gains are realized, in accordance with regulatory requirements. Depreciation expense includes future decommissioning costs collected in customer rates and an offsetting charge for earnings from the external trusts. Trust earnings totaled $3.0 million, $4.8 million, and $2.4 million for the years ended
       December 31, 1996, 1995, and 1994, respectively.

  (k) Nuclear Fuel--The cost of nuclear fuel is amortized to electric production fuel expense based on the quantity of heat produced for the generation of electric energy by Kewaunee. The costs amortized to electric fuel expense (which assume no salvage values for uranium and plutonium) include an amount for ultimate disposal and are recovered through current customer rates. As required by the Nuclear Waste Policy Act of 1982, a contract has been signed with the Department of Energy ("DOE") for the ultimate storage of the fuel; and quarterly payments, based on generation, are made to the DOE for fuel storage. Interim storage space for spent nuclear fuel is provided at Kewaunee, and expenses associated with this storage are recognized as current operating costs. Currently, there is on-site storage capacity for spent fuel through the year 2013.
       As of December 31, 1996 and 1995, the accumulated provisions for nuclear fuel totaled $147.7 million and $142.8 million, respectively.

  (l) Cash and Equivalents--The Company considers short-term investments with an original maturity of three months or less to be cash equivalents.

  (m) Revenue and Customer Receivables--WPSC accrues revenues related to electric and gas service, including estimated amounts for service rendered but not billed.

       Automatic fuel adjustment clauses are used for FERC wholesale-electric and Michigan Public Service Commission ("MPSC") retail-electric portions of WPSC's business. The PSCW retail-electric portion of the business uses a "cost variance range approach." This range is based on a specific estimated fuel cost for the forecast year. If WPSC's actual fuel costs fall outside this range, a hearing may be held and an adjustment to future rates may result. WPSC has a purchased-gas-adjustment clause ("PGAC") which allows it to pass on to all classes of gas customers changes in the cost of gas purchased from its suppliers, subject to PSCW and MPSC review. The continued use of a PGAC for all Wisconsin utilities is currently under review by the PSCW.

       WPSC is required to provide service and grant credit to customers within its defined service territory and is precluded from discontinuing service to residential customers during certain periods of the year. WPSC continually reviews its customers' credit-worthiness and obtains deposits or refunds deposits accordingly. WPSC is permitted to recover bad debts in utility rates.

       Approximately 11% of WPSC's total revenues are from companies in the paper products industry.

  (n) Regulatory Assets and Liabilities--WPSC is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain incurred costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future customer rates. The following regulatory assets and liabilities were reflected in the Consolidated Balance Sheets as of December 31:

       =========================================================
       (Thousands)                              1996      1995
       ---------------------------------------------------------
       Regulatory assets
       Demand-side management expenditures    $39,355  $ 44,105
       Environmental remediation costs         43,062    42,606
       Coal and rail contract buy-out
         costs                                  2,404    10,208
       Debt refinancing costs                   2,919     3,414
       Enrichment facility fee                  5,979     6,353
       Other                                    3,201     4,415
       ---------------------------------------------------------
       Total                                  $96,920  $111,101
       =========================================================
       Regulatory liabilities
       Income tax related items               $30,056  $ 30,874
       Pensions                                 4,885     9,770
       Conservation costs                       9,101     7,033
       Other                                    4,828     2,247
       ---------------------------------------------------------
       Total                                  $48,870  $ 49,924
       =========================================================

       As of December 31, 1996, the majority of WPSC's regulatory assets are being recovered through rates charged to customers over periods ranging from two to ten years.

       Based on prior and current rate treatment of such costs, management believes it is probable that WPSC will continue to recover from ratepayers the regulatory assets described above.

       See notes (1)(p) and (1)(q) for specific discussion of pension and deferred tax regulatory liabilities, and note 7 for discussion of environmental remediation deferred costs.

  (o) Investments and Other Assets--Investments include ownership interests in Wisconsin River Power Company and Wisconsin Valley Improvement Company. Income related to these investments is included in other income and deductions using the equity method of accounting. Other assets include prepaid pension assets, operating deposits for jointly-owned plants, the cash surrender value of life insurance policies, and the long-term portion of energy conservation loans to customers.

  (p) Employee Benefit Plans--WPSC has non-contributory retirement plans covering substantially all employees under which annual contributions may be made to an irrevocable trust established to provide retired employees with a monthly payment if conditions relating to age and length of service have been met. The plans are fully funded, and no contributions were made in 1996, 1995, or 1994. WPSC recovers pension costs in customer rates under SFAS No. 87, "Employers' Accounting for Pensions," and is returning to ratepayers through 1998 the amounts previously recovered from customers in excess of SFAS No. 87 costs.

       The following table sets forth the plans' funded status and expense (income).

       =================================================================================
            As of December 31                      1996          1995           1994
       (Thousands, except for percentages)
       ---------------------------------------------------------------------------------
       Vested benefit obligation                $(189,097)    $(177,490)     $(162,435)
       Non-vested benefit obligation              (10,213)       (8,980)        (7,868)
       ---------------------------------------------------------------------------------
       Total actuarial present value of
         accumulated benefit obligation         $(199,310)    $(186,470)     $(170,303)
       =================================================================================
       Projected benefit obligation for
         service rendered to date               $(252,268)    $(255,188)     $(231,134)
       Plan assets at fair value                  429,948       391,070        329,424
       ---------------------------------------------------------------------------------
       Plan assets in excess of projected
         benefit obligation                       177,680       135,882         98,290
       Unrecognized net gain                     (121,066)      (84,098)       (47,670)
       Unrecognized prior service cost              7,254         8,020          6,297
       Unrecognized net asset                     (19,991)      (23,455)       (26,920)
       ---------------------------------------------------------------------------------
       Prepaid retirement plan cost             $  43,877     $  36,349      $  29,997
       =================================================================================
       The net retirement plan expense
         (income) includes the following
         components

       Service cost                             $   6,371     $   5,888      $   6,333
       Interest cost                               19,097        18,211         17,308
       Actual return on plan assets               (48,244)      (73,242)         2,555
       Net amortization and deferral               15,248        42,791        (31,678)
       Regulatory adjustment                       (4,885)       (5,326)        (5,326)
       ---------------------------------------------------------------------------------
       Net retirement plan (income)             $ (12,413)    $ (11,678)     $ (10,808)
       =================================================================================
       The assumed rates for calculations
         used in the above tables were

       Expected long-term return on
         investments                                 8.50%         9.00%          9.00%
       Average rate for future salary
         increases                                   5.50%         6.25%          6.25%
       Discount rate to compute projected
         benefit obligation                          7.75%         7.75%          8.00%
       =================================================================================

       WPSC also offers medical, dental, and life insurance benefits to employees, retirees, and their dependents.
       The expenses for active employees are expensed as incurred.

       WPSC accounts for retiree benefits using SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires the cost of post-retirement benefits for employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. WPSC elected to recognize the transition obligation for current and future retirees over 20 years beginning in 1993.

       WPSC funds amounts to irrevocable trusts as allowed for income tax purposes. These funded amounts have been expensed and recovered through customer rates. The non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 39.6% tax rate.

       The table below sets forth the plans' accrued post-retirement benefit obligation ("APBO") and the expense provisions.

       =============================================================================
       (Thousands)                               1996           1995          1994
       -----------------------------------------------------------------------------
       APBO attributable to
       Retirees and dependents               $ (43,746)     $ (46,681)   $ (53,060)
       Fully eligible active plan
         participants                           (5,273)        (5,983)      (5,559)
       Other active plan participants          (52,112)       (58,611)     (68,084)
       -----------------------------------------------------------------------------
       Total APBO                             (101,131)      (111,275)    (126,703)
       Fair value of plan assets               103,748         91,038       70,460
       -----------------------------------------------------------------------------
       APBO in excess of plan assets             2,617        (20,237)     (56,243)
       Unrecognized net (gain) loss            (66,045)       (38,371)          63
       Unrecognized transition
         obligation                             38,453         40,887       43,321
       Unrecognized prior service cost          (1,897)        (2,027)           -
       -----------------------------------------------------------------------------
       Accrued post-retirement
         benefit obligation                  $ (26,872)     $ (19,748)   $ (12,859)
       =============================================================================
       Service cost                          $   3,613      $   4,392    $   4,853
       Interest cost                             8,488          9,833        8,830
       Actual return on plan assets            (18,136)       (20,918)        (946)
       Net amortization and deferral            13,726         17,809       (1,774)
       -----------------------------------------------------------------------------
       Post-retirement benefit cost          $   7,691      $  11,116    $  10,963
       =============================================================================

       The assumed before tax expected long-term return on investments and the discount rate used to measure the APBO under SFAS No. 106 are consistent with rates used to calculate the pension plans' funded status and expense under SFAS No. 87. Only the administrative plan is subject to federal income taxes which are reflected in the expense and funding status. The assumed health care cost trend rates for 1997 are 8.0% for medical and 7.5% for dental, both decreasing to 5.0% by the year 2006. Increasing each of the medical and dental cost trend rates by 1.0% in each year would increase the total APBO as of December 31, 1996 by $17.1 million and the total net periodic post-retirement benefit cost for the year then ended by $2.1 million.

       Concurrent with a rate order which was effective January 1, 1994, WPSC adopted SFAS No. 112, "Employers' Accounting for Post-Employment Benefits," which establishes accounting and reporting standards for post-employment benefits other than those covered by SFAS Nos. 87 and 106. In connection therewith, WPSC expensed in 1994 the transition obligation of $1.8 million and recovered this cost through its customer rates.

       WPSC has a leveraged Employee Stock Ownership Plan and Trust ("ESOP") that held 2,165,916 shares of Company common stock (market value of approximately $61.7 million) at December 31, 1996. At that date, the ESOP also had one loan guaranteed by WPSC and secured by common stock.

       Principal and interest on the loan are to be paid through WPSC contributions and through dividends on Company common stock held by the ESOP. Shares in the ESOP are allocated to participants as the loan is repaid. Tax benefits from dividends paid to the ESOP are recognized as a reduction in WPSC's cost of providing service to customers. The PSCW has allowed WPSC to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and of the employee contribution is an approximately equal sharing of benefits of the program between customers and employees.

  (q) Income Taxes--The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax bases of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Excess deferred income taxes resulted from taxes provided in prior years at rates greater than current rates, and are being refunded to customers prospectively. The net regulatory liability totaled $30.0 million as of December 31, 1996.

       Previously deferred investment tax credits are being amortized as a reduction of income tax expense over the life of the related utility plant. The components of income tax expense are set forth in the tables below.

       As of December 31, 1996 and 1995, the Company had the following significant temporary differences that created deferred tax assets and liabilities:

       ==========================================================
       (Thousands)                              1996       1995
       ----------------------------------------------------------
       Deferred tax assets
       Plant related                          $ 55,040   $ 51,362
       Customer advances                         8,232      7,216
       Post-retirement medical and dental       10,844      7,974
       Other                                    14,752     16,086
       ----------------------------------------------------------
       Total                                    88,868     82,638
       ==========================================================
       Deferred tax liabilities
       Plant related                           179,573    172,304
       Demand-side management expenditures      15,540     17,415
       Pension                                  13,676     11,719
       Other                                    10,287     17,158
       ----------------------------------------------------------
       Total                                   219,076    218,596
       ==========================================================
       Net deferred tax liabilities           $130,208   $135,958
       ==========================================================

       =================================================================================================
       (Thousands,
       except for percentages)                 1996                  1995                  1994
       -------------------------------------------------------------------------------------------------
                                           Rate     Amount       Rate     Amount       Rate     Amount
       -------------------------------------------------------------------------------------------------
       Statutory federal income tax       35.0%    $26,329       35.0%   $31,242       35.0%   $29,865
       State income taxes, net             5.7       4,275        5.4      4,850        6.2      5,232
       Investment tax credit restored     (2.4)     (1,778)      (1.9)    (1,725)      (2.4)    (2,038)
       Rate difference on reversal
         of income tax temporary
         differences                      (2.1)     (1,579)      (1.9)    (1,656)      (1.6)    (1,344)
       Dividends paid to ESOP             (1.9)     (1,424)      (1.6)    (1,444)      (1.7)    (1,445)
       Other differences, net             (2.0)     (1,465)      (0.5)      (459)      (0.9)      (744)
       -------------------------------------------------------------------------------------------------
       Effective income tax               32.3%    $24,358       34.5%   $30,808       34.6%   $29,526
       =================================================================================================
       Current provision
       Federal                                     $26,122               $25,628               $28,681
       State                                         7,729                 6,586                 7,445
       -------------------------------------------------------------------------------------------------
       Total current provision                      33,851                32,214                36,126
       Deferred provision
         (benefit)                                  (7,715)                  319                (4,562)
       Investment tax credit
         restored, net                              (1,778)               (1,725)               (2,038)
       -------------------------------------------------------------------------------------------------
       Total income tax expense                    $24,358               $30,808               $29,526
       =================================================================================================

  (r) Reclassifications--Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

  (s) Retirement of Debt--Historically, gains or losses resulting from the settlement of long-term debt obligations have been deferred and amortized concurrent with rate recovery as required by regulators.

NOTE 2--SHORT-TERM DEBT AND LINES OF CREDIT

  To provide short-term borrowing flexibility and security for commercial paper outstanding, the Company and its subsidiaries maintain bank lines of credit. Most of these lines of credit require a fee.

  The information in the table below relates to short-term debt and lines of credit for the years indicated:

  ===============================================================================================
  (Thousands, except for percentages)                      1996            1995             1994
  -----------------------------------------------------------------------------------------------
  As of end of year
  Commercial paper outstanding                           $31,350         $11,500          $12,500
  Discount rate on outstanding commercial paper            5.73%           5.65%            5.95%
  Notes payable outstanding                              $26,600         $15,000          $10,000
  Interest rate on notes payable                           5.81%       5.77%-6.18%          5.97%
  Available lines of credit                              $41,300         $28,050          $22,870
  ===============================================================================================
  For the year
  Maximum amount of short-term debt                      $70,250         $32,500          $26,000
  Average amount of short-term debt                      $28,424         $14,305          $10,844
  Average interest rate on short-term debt                 4.89%           5.97%             4.3%
  ===============================================================================================

NOTE 3--JOINTLY-OWNED FACILITIES

  Information regarding WPSC's share of major jointly-owned electric generating facilities in service at December 31, 1996 is set forth below.

  ============================================================================
  (Thousands,                        Columbia         Edgewater
  except for percentages)          Energy Center     Unit No. 4       Kewaunee
  ----------------------------------------------------------------------------
  Ownership                               31.8%          31.8%           41.2%
  Plant capacity (Megawatts)              335.2          104.9           221.0
  Utility plant in service             $110,886        $22,064        $132,635
  Accumulated depreciation             $ 62,497        $12,602        $ 83,131
  In-service date                 1975 and 1978           1969            1974
  ============================================================================

  WPSC's share of direct expenses for these plants is included in the corresponding operating expenses in the consolidated statements of income. WPSC has supplied its own financing for all jointly-owned projects.

NOTE 4--LONG-TERM DEBT

  Substantially all utility plant assets are secured by first mortgage bonds.

  In June 1996, WPSC repurchased $6.9 million of the First Mortgage Bonds, 8.80% Series, due in 2021. The repurchase was funded through short-term borrowings. The repurchase premium and the unamortized discount from the original issue have been deferred and will be amortized over approximately a two-year period to correspond with ratemaking treatment. In 1998, $50.0 million of 5-1/4% bonds will mature.

  PDI has a revolving credit note of $11.5 million which is secured by Stoneman. As of December 31, 1996, $7.3 million had been drawn against this credit note. PDI also has a note payable of $3.3 million secured by a letter of credit which reduces the availability of the above revolving credit note. Both of these notes are due in the year 2000 when the plant may be converted to a 300-megawatt gas-fired combined cycle facility.

NOTE 5--COMMON EQUITY

  Under the Company's Stock Investment Plan ("SIP"), the
  Company's common stock is purchased in the open market to satisfy shareholder and employee purchase requirements.

  In December 1996, the Company adopted a Shareholder Rights Plan designed to enhance the ability of the Board of Directors to protect shareholders and the Company if efforts are made to gain control of the Company in a manner that is not in the best interests of the Company and its shareholders. The plan gives existing shareholders, under certain circumstances, the right to purchase stock at a discounted price. The rights expire on December 11, 2006.

  At December 31, 1996, the Company had $310.8 million of retained earnings available for dividends; however, WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without PSCW approval. Also, Wisconsin law prohibits WPSC from making loans to the Company and its subsidiaries and from guaranteeing their obligations. In January 1997 and January 1996, WPSC paid special common dividends of $10 million and $11 million, respectively, to the Company. The special dividends allow WPSC's average common equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

  Cash, Short-Term Investments, Energy Conservation Loans,
  Notes Payable, and Outstanding Commercial Paper: The carrying amount approximates fair value due to the short maturity of those investments and obligations.

  Nuclear Decommissioning Trusts: The value of WPSC's nuclear decommissioning trust investments is recorded at market value.

  Long-Term Debt, Preferred Stock, and ESOP Loan Guarantees:
  The fair value of WPSC's long-term debt, preferred stock, and ESOP loan guarantees is estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPSC for debt of the same remaining maturity.

  The estimated fair values of the Company's financial instruments as of December 31 were:

  =================================================================================================
                                               1996                                 1995

  -------------------------------------------------------------------------------------------------
  (Thousands)                      Carrying Amount   Fair Value        Carrying Amount   Fair Value
  -------------------------------------------------------------------------------------------------
  Cash and cash equivalents           $  5,978      $  5,978              $  6,533        $  6,533
  Energy conservation loans              5,388         5,388                 3,241           3,241
  Nuclear decommissioning trusts       100,570       100,570                82,109          82,109
  Notes payable                         26,600        26,600                15,000          15,000
  Commercial paper                      31,350        31,350                11,500          11,500
  ESOP loan guarantees                  12,745        13,412                16,346          17,700
  Long-term debt                       293,756       300,906               291,075         314,297
  Preferred stock                       51,200        45,314                51,200          44,886
  Gas commodity instruments                (61)          650                     -           2,032
  =================================================================================================


NOTE 7--COMMITMENTS AND CONTINGENCIES

  Coal Contracts

  To ensure a reliable, low-cost supply of coal, WPSC entered into certain long-term contracts that have take-or-pay obligations totaling $230.6 million from 1997 through 2016. The obligations are subject to force majeure provisions which provide WPSC other options if the specified coal does not meet emission limits which may be mandated in future legislation. In the opinion of management, any amounts paid under the take-or-pay obligations described above would be legitimate costs of service subject to recovery in customer rates.

  Purchased Power

  WPSC has several take-or-pay contracts related to purchased power, for either capacity or energy. These contracts total
  $29.2 million through 1998. Management expects to recover these costs in future customer rates.

  Long-Term Power Supply

  In November 1995, WPSC signed a 25-year agreement to purchase power from Polsky Energy Corporation ("Polsky"), an independent power producer proposing to build a cogeneration facility and sell the electrical power to WPSC. Polsky is in the second stage of a two-stage Certificate of Public Convenience and Necessity ("CPCN") permitting process prescribed by the PSCW. Construction of the Polsky project is contingent upon a PSCW determination in stage two of the CPCN process that WPSC will need the electric capacity which would be provided by the proposed plant. A recent WPSC load forecast suggests the capacity may not be needed. A final decision is expected in 1997. If the PSCW approves the Polsky project, it will be accounted for as a capitalized lease. This would result in the Company recording a plant asset of approximately $110 million, with an offsetting amount of long-term debt.

  Gas Costs

  WPSC has natural gas supply and transportation contracts that require total demand payments of $309.7 million through October 2003. Management believes that these costs will be recoverable in future customer rates.

  The FERC has allowed ANR Pipeline Company ("ANR"), WPSC's primary pipeline supplier, to recover from its customers, including WPSC, a portion of certain take-or-pay costs it incurred from renegotiating its long-term gas contracts. To date, the PSCW has granted WPSC recovery of all ANR take-or-pay costs.

  In April 1992, the FERC issued Order No. 636 ("Order") which required natural gas pipelines to restructure their sales and transportation services. As a result of this Order, WPSC was obligated to pay for a portion of ANR's transition costs incurred to comply with the Order. At December 31, 1995, WPSC had paid in full the liability for these transition costs. Though there may be additional costs, which could be significant, the amount and timing of these costs are unknown at this time. Management expects to recover these costs in future customer rates.

  In December 1996, FERC approved a settlement agreement which establishes the price for ANR's gas purchases and demand charge from the Dakota Gasification Plant. While the amount has not yet been determined, WPSC estimates that it will be billed approximately half of the current amount, or $.6 million in 1997. Charges through 2003 are estimated to be $4.2 million.

  Nuclear Liability

  The Price-Anderson Act provides for the payment of funds for public liability claims arising out of a nuclear incident. In the event of a nuclear incident involving any of the nation's licensed reactors, WPSC is subject to a proportional assessment which is approximately $32.7 million per incident, not to exceed $4.1 million per incident, per calendar year. These amounts represent WPSC's 41.2% ownership share in Kewaunee.

  Nuclear Plant Operation

  As a result of more extensive tube degradation discovered in the steam generators at Kewaunee during the fall 1996 scheduled refueling and maintenance outage, WPSC has concluded that Kewaunee will need to be retired from service unless the steam generators are replaced within the next few years. WPSC is currently repairing steam generators, but this repair is only expected to last a few years. WPSC is pursuing replacement of steam generators at a cost of approximately $89.0 million (WPSC's share is approximately $36.7 million). Approval is needed from both the joint owners and the PSCW in order to proceed with replacement.

  The net carrying amount of WPSC's share of Kewaunee at December 31, 1996 is $49.5 million. In addition, the current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement, exceeds the trust assets at December 31, 1996 by $63.4 million. If retired early, Kewaunee would be placed in a dormant state following the transfer of spent fuel to temporary storage facilities. Under this plan, Kewaunee remains intact with minimal monitoring and maintenance until physical decommissioning begins. Actual decommissioning would probably not begin until approximately 2015. If the owners of Kewaunee decide not to replace the steam generators, management believes the carrying amount and any unfunded decommissioning costs at the date of Kewaunee's retirement would be recoverable from customers in rates, and that no write-down for impairment would be necessary. On
  January 3, 1997, the PSCW agreed with WPSC's recommendation to accelerate recovery of the Wisconsin retail portion (currently approximately 88.0%) of both the current undepreciated plant balance and the unfunded decommissioning costs over a six-year period, 1997 through 2002.

  If the steam generators are replaced, the PSCW may reconsider this decision based on information available at that time.

  Clean Air Regulations

  In 1990, the Federal Clean Air Act Amendments ("Act") became law. The Act required WPSC to meet new emission limits for sulfur dioxide and nitrogen oxide in 1995 (Phase I) and in the year 2000 (Phase II). Wisconsin had already mandated reduced sulfur dioxide emissions effective in 1993. WPSC has been in compliance with the Wisconsin sulfur dioxide limits and the federal Phase II limits since 1994. Compliance was attained cost effectively through fuel switching.

  The final federal regulations regarding nitrogen oxide have been published. WPSC may make additional capital expenditures in the range of $3.0 million to $5.0 million between 1998 and 1999 for Wisconsin and federal air quality compliance. Management believes that all costs incurred to comply with these laws will be recoverable in future customer rates.

  Manufactured Gas Plant Remediation

  WPSC is investigating the need for environmental cleanup of eight manufactured gas plant sites which it previously operated. WPSC engaged an environmental consultant to develop cleanup cost estimates for the seven sites at which either a Phase I or Phase II site investigation had been completed. The consultant has yet to perform a detailed investigation of the eighth site, and comparable information on this site is not available.

  The range of future investigation and cleanup costs for all eight sites is estimated to be from $34.7 million to $41.7 million. Minimal amounts have been spent to date. Remediation expenditures would be made over the next
  32 years.   WPSC has recorded a liability with an offsetting
  regulatory asset (deferred charge) of $41.7 million, which represents WPSC's current estimate of cleanup costs for all eight sites. Based on discussions with regulators and a rate order in Wisconsin, management believes that these costs (net of any insurance recoveries), but not the carrying costs associated with the expenditures, will be recoverable in future customer rates.

  As remedial feasibility studies and initial remedial actions are completed, these estimates may be adjusted, and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC has obtained or is pursuing. Insurance recoveries are deferred as an offset to the regulatory asset. Due to regulatory treatment, neither adjustments to the estimated liability nor insurance recoveries have an immediate impact on net income.
  Currently, WPSC has insurance settlement agreements of approximately $12.0 million which it expects to receive in 1997. The PSCW has authorized recovery of $225,000 per year for gas site cleanup effective with the rate order which is expected to become effective in February 1997.

  Future Utility Expenditures

  Management estimates 1997 utility plant construction expenditures to be approximately $74.0 million. Demand-side management ("DSM") expenditures are estimated to be $7.3 million. No DSM expenditures will be deferred in 1997, and the outstanding balance at December 31, 1996 of $39.4 million will be amortized over the next five years consistent with rate recovery.

NOTE 8--REGULATORY ENVIRONMENT

  WPSC anticipates receipt of a rate order in the Wisconsin jurisdiction effective in February 1997. The impact is approximately a $35.5 million decrease in electric revenues and a $5.7 million increase in gas revenues on an annual basis. The new rates will be effective for 1997 and 1998. A brief summary of the more significant rate case decisions and their estimated impacts follows.

  WPSC will be granted a $2.0 million per month surcharge on customer bills to cover the additional costs to be incurred by WPSC for acquiring power from other sources while
  Kewaunee remains out of service.

  The PSCW also reaffirmed its decision to allow WPSC to accelerate the funding of decommissioning and the recovery of investment for Kewaunee assuming a year 2002 shutdown. The total dollar impact of this acceleration results in an $11.1 million annual rate impact on WPSC.

  WPSC will be granted an 11.8% return on equity for 1997 and 1998. The PSCW has also agreed to allow WPSC to file a 1998 rate case should WPSC experience severe detrimental financial conditions as a result of the constraints placed on it by the 1997 rate order.

NOTE 9--SEGMENTS OF BUSINESS

  The table below presents information for the respective years pertaining to the Company's operations segmented by lines of business.

  ===========================================================================================
  (Thousands)                                           1996
  -------------------------------------------------------------------------------------------
                                    Electric        Gas        Non-Regulated          Total
                                     Utility      Utility        Operations
  -------------------------------------------------------------------------------------------
  Operating revenues                $490,506      $211,357       $156,391         $  858,254
  Operating expenses
  Operation and maintenance          309,212       190,331        168,323            667,866
  Depreciation                        56,708         7,127          1,343             65,178
  Other taxes                         23,161         3,708             (1)            26,868
  -------------------------------------------------------------------------------------------
  Total operating expenses           389,081       201,166        169,665            759,912
  -------------------------------------------------------------------------------------------
  Operating income                  $101,425      $ 10,191       $(13,274)        $   98,342
  ===========================================================================================
  Identifiable assets(a)            $905,325      $255,200       $ 71,716         $1,232,241
  -----------------------------------------------------------------------
  Assets not allocated(b)                                                             98,423
  -------------------------------------------------------------------------------------------
  Total assets                                                                    $1,330,664
  ===========================================================================================
  Construction and nuclear fuel
    expenditures including AFUDC    $ 63,941      $ 17,773       $      -         $   81,714
  ===========================================================================================

  (a)  At December 31 and net of the respective accumulated depreciation.
  (b)  Primarily includes cash, investments, pension assets, non-utility property and other receivables.

  ===========================================================================================
  (Thousands)                                           1995
  -------------------------------------------------------------------------------------------
                                    Electric        Gas        Non-Regulated          Total
                                     Utility      Utility        Operations
  -------------------------------------------------------------------------------------------
  Operating revenues                $489,628      $174,065       $56,155          $  719,848
  Operating expenses
  Operation and maintenance          310,293       152,062        57,538             519,893
  Depreciation                        58,608         6,766           253              65,627
  Other taxes                         22,171         3,749             1              25,921
  -------------------------------------------------------------------------------------------
  Total operating expenses           391,072       162,577        57,792             611,441
  -------------------------------------------------------------------------------------------
  Operating income                  $ 98,556      $ 11,488       $(1,637)         $  108,407
  ===========================================================================================
  Identifiable assets(a)            $906,029      $232,983       $33,332          $1,172,344
  ----------------------------------------------------------------------
  Assets not allocated(b)                                                             94,399
  -------------------------------------------------------------------------------------------
  Total assets                                                                    $1,266,743
  ===========================================================================================
  Construction and nuclear fuel
    expenditures including AFUDC    $ 56,916      $ 16,335       $     -          $   73,251
  ===========================================================================================


  ===========================================================================================
  (Thousands)                                           1994
  -------------------------------------------------------------------------------------------
                                    Electric        Gas        Non-Regulated          Total
                                     Utility      Utility        Operations
  -------------------------------------------------------------------------------------------
  Operating revenues                $480,816      $182,058       $10,921          $  673,795
  Operating expenses
  Operation and maintenance          312,368       162,013        11,175             485,556
  Depreciation                        50,540         5,825             -              56,365
  Other taxes                         22,516         3,547             -              26,063
  -------------------------------------------------------------------------------------------
  Total operating expenses           385,424       171,385        11,175             567,984
  -------------------------------------------------------------------------------------------
  Operating income                  $ 95,392      $ 10,673       $  (254)         $  105,811
  ===========================================================================================
  Identifiable assets(a)            $937,525      $188,971       $12,043          $1,138,539
  ----------------------------------------------------------------------
  Assets not allocated(b)                                                             78,736
  -------------------------------------------------------------------------------------------
  Total assets                                                                    $1,217,275
  ===========================================================================================
  Construction and nuclear fuel
    expenditures including AFUDC    $ 58,674      $ 19,612       $     -          $   78,286
  ===========================================================================================

  (a)  At December 31 and net of the respective accumulated depreciation.
  (b)  Primarily includes cash, investments, pension assets, non-utility property and other receivables.

NOTE 10--QUARTERLY FINANCIAL INFORMATION

======================================================================================================================
(Thousands, except for share amounts)                                       Three Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                                                    1996
                                                            March      June      September     December        Total
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $251,337   $181,628    $178,980      $246,309      $858,254
Operating income                                          $ 40,999   $ 20,606    $ 22,516      $ 14,221      $ 98,342
Net income                                                $ 23,520   $ 10,120    $ 10,385      $  3,730      $ 47,755
Average number of shares of common stock                    23,896     23,893      23,893        23,885        23,891
Earnings per average share of common stock                $    .98   $    .42    $    .43      $    .17      $   2.00
======================================================================================================================

                                                                                    1995
                                                            March      June      September     December        Total
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $187,711   $162,153    $166,748      $203,236      $719,848
Operating income                                          $ 34,272   $ 14,158    $ 32,693      $ 27,284      $108,407
Net income                                                $ 20,238   $  5,866    $ 15,732      $ 13,507      $ 55,343
Average number of shares of common stock                    23,897     23,897      23,897        23,897        23,897
Earnings per average share of common stock                $    .85   $    .24    $    .66      $    .57      $   2.32
======================================================================================================================

Because of various factors which affect the utility business, the quarterly results of operations are not necessarily comparable.  Fourth quarter 1996 results include a loss of $.25 per share at the Company's non-regulated subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

         F.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of WPS Resources Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                             ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 28, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

         G.   CONSOLIDATED STATEMENTS OF INCOME


====================================================================================================================
Year Ended December 31 (Thousands)                                          1996             1995             1994
--------------------------------------------------------------------------------------------------------------------
Operating revenues
Electric                                                                  $490,506         $489,000         $480,816
Gas                                                                        211,357          174,693          182,058
--------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                   701,863          663,693          662,874
====================================================================================================================
Operating expenses
Electric production fuels                                                  105,418          104,858          111,011
Purchased power                                                             37,737           39,593           38,631
Gas purchased for resale                                                   149,388          116,253          126,351
Other operating expenses                                                   158,167          150,880          148,382
Maintenance                                                                 48,734           50,761           49,983
Depreciation and decommissioning                                            63,835           65,374           56,365
Taxes
Federal income                                                              25,267           25,645           24,082
Investment tax credit restored                                              (1,778)          (1,725)          (2,038)
State income                                                                 7,732            7,378            7,768
Gross receipts and other                                                    26,869           25,920           26,063
--------------------------------------------------------------------------------------------------------------------
Total operating expense                                                    621,369          584,937          586,598
====================================================================================================================
Operating income                                                            80,494           78,756           76,276
--------------------------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds used during construction                            139              170              108
Other, net                                                                   5,123            6,019            4,750
Income taxes                                                                  (294)             160             (228)
--------------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                          4,968            6,349            4,630
====================================================================================================================
Income before interest expense                                              85,462           85,105           80,906
--------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                                  22,512           23,409           23,410
Other interest                                                               2,688            2,526            1,793
Allowance for borrowed funds used during construction                         (128)             (68)            (139)
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                                      25,072           25,867           25,064
====================================================================================================================
Net income                                                                  60,390           59,238           55,842
====================================================================================================================
Preferred stock dividend requirements                                        3,111            3,111            3,111
Earnings on common stock                                                  $ 57,279         $ 56,127         $ 52,731
====================================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

         H.  CONSOLIDATED BALANCE SHEETS


===========================================================================================================
Assets
-----------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                       1996                1995
-----------------------------------------------------------------------------------------------------------
Utility plant
Electric                                                                      $1,474,104         $1,441,126
Gas                                                                              240,791            228,346
-----------------------------------------------------------------------------------------------------------
Total                                                                          1,714,895          1,669,472
Less - Accumulated depreciation and decommissioning                              952,296            905,427
-----------------------------------------------------------------------------------------------------------
Total                                                                            762,599            764,045
Nuclear decommissioning trusts                                                   100,570             82,109
Construction in progress                                                          10,301              8,463
Nuclear fuel, less accumulated amortization                                       19,381             14,275
-----------------------------------------------------------------------------------------------------------
Net utility plant                                                                892,851            868,892
===========================================================================================================

Current assets
Cash and equivalents                                                               4,165              4,471
Customer and other receivables, net of reserves                                   66,234             62,156
Accrued utility revenues                                                          35,326             37,586
Fossil fuel, at average cost                                                       8,224              8,701
Gas in storage, at average cost                                                   16,440              9,903
Materials and supplies, at average cost                                           19,796             20,312
Prepayments and other                                                             22,189             23,526
-----------------------------------------------------------------------------------------------------------
Total current assets                                                             172,374            166,655
===========================================================================================================

Regulatory assets                                                                 96,920            111,101
Net non-utility plant                                                              4,191              2,141
Investments and other assets                                                      92,612             84,622
===========================================================================================================
Total                                                                         $1,258,948         $1,233,411
===========================================================================================================

PAGE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

         H.  CONSOLIDATED BALANCE SHEETS (CONTINUED)


===========================================================================================================
Capitalization and Liabilities
-----------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                       1996                1995
-----------------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                           $  448,425         $  445,375
Preferred stock with no mandatory redemption                                      51,200             51,200
Long-term debt to parent                                                          14,612              6,101
Long-term debt                                                                   296,207            306,590
-----------------------------------------------------------------------------------------------------------
Total capitalization                                                             810,444            809,266
===========================================================================================================

Current liabilities
Notes payable                                                                     10,000             10,000
Commercial paper                                                                  29,000             11,500
Accounts payable                                                                  62,500             52,881
Accrued taxes                                                                      1,350              1,744
Accrued interest                                                                   8,134              8,378
Gas refunds                                                                          704              6,879
Other                                                                             11,620             12,635
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                        123,308            104,017
===========================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                                131,549            136,226
Accumulated deferred investment credits                                           28,669             30,447
Regulatory liabilities                                                            48,870             49,924
Environmental remediation liabilities                                             41,697             41,697
Other long-term liabilities                                                       74,411             61,834
-----------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                                 325,196            320,128
===========================================================================================================

Commitments and contingencies (See Note 7)
===========================================================================================================
Total                                                                         $1,258,948         $1,233,411
===========================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these balance sheets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION


=======================================================================================================================
At December 31 (Thousands, except share amounts)                                                 1996            1995
-----------------------------------------------------------------------------------------------------------------------
Common stock equity
Common stock                                                                                  $ 95,588         $ 95,588
Premium on capital stock                                                                        73,842           73,842
Retained earnings                                                                              291,740          290,387
ESOP loan guarantees                                                                           (12,745)         (16,346)
Other                                                                                                -            1,904
-----------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                                      448,425          445,375
=======================================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized:
    with no mandatory redemption -
                  Series      Shares Outstanding
                  ------      ------------------
                   5.00%            132,000                                                     13,200           13,200
                   5.04%             30,000                                                      3,000            3,000
                   5.08%             50,000                                                      5,000            5,000
                   6.76%            150,000                                                     15,000           15,000
                   6.88%            150,000                                                     15,000           15,000
-----------------------------------------------------------------------------------------------------------------------
Total preferred stock                                                                           51,200           51,200
=======================================================================================================================

Long-term debt to parent
                   Series      Year Due
                   ------      --------
                    8.76%        2015                                                            6,012            6,101
                    7.35%        2016                                                            8,600                -
-----------------------------------------------------------------------------------------------------------------------
Total long-term debt to parent                                                                  14,612            6,101
=======================================================================================================================

Long-term debt
  First mortgage bonds
                   Series      Year Due
                   ------      --------
                   5-1/4%        1998                                                           50,000           50,000
                    7.30%        2002                                                           50,000           50,000
                    6.80%        2003                                                           50,000           50,000
                   6-1/8%        2005                                                            9,075            9,075
                    6.90%        2013                                                           22,000           22,000
                    8.80%        2021                                                           53,100           60,000
                   7-1/8%        2023                                                           50,000           50,000
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                          284,175          291,075
Unamortized discount and premium on bonds, net                                                    (978)          (1,066)
-----------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                                     283,197          290,009
-----------------------------------------------------------------------------------------------------------------------

ESOP loan guarantees                                                                            12,745           16,346
Other long-term debt                                                                               265              235
-----------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                           296,207          306,590
=======================================================================================================================
Total capitalization                                                                          $810,444         $809,266
=======================================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          J.  CONSOLIDATED STATEMENTS OF CASH FLOWS


========================================================================================================================
Year Ended December 31 (Thousands)                                                 1996            1995           1994
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                       $ 60,390       $ 59,238        $ 55,842

Adjustments to reconcile net income to net cash from
  operating activities -
Depreciation and decommissioning                                                   63,835         65,374          56,365
Amortization of nuclear fuel and other                                             27,687         33,344          28,811
Deferred income taxes                                                              (6,623)           103          (4,476)
Investment credit restored                                                         (1,778)        (1,725)         (2,038)
Allowance for equity funds used during construction                                  (139)          (170)           (108)
Pension income                                                                    (12,413)       (11,678)        (10,808)
Post-retirement funding                                                             7,150          6,917           7,036
Deferred demand-side management expenditures                                       (6,250)        (8,595)         (9,659)
Other, net                                                                          7,261          6,640         (16,689)
Changes in -
Customer and other receivables                                                     (4,078)        (4,120)          8,475
Accrued utility revenues                                                            2,260         (8,766)          8,494
Fossil fuel inventory                                                                 477          1,804            (297)
Gas in storage                                                                     (6,537)         5,880           4,102
Accounts payable                                                                    9,619        (12,455)          1,223
Accrued taxes                                                                        (394)           545          (2,067)
Gas refunds                                                                        (6,175)         4,926             138
------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                134,292        137,262         124,344
========================================================================================================================

Cash flows from (used for) investing activities:
Construction of utility plant and nuclear fuel expenditures                       (84,750)       (80,226)        (68,819)
Decommissioning funding                                                            (8,978)        (8,181)         (7,448)
Purchase of other property and equipment                                           (2,050)            77             (97)
Other                                                                                 949            171           2,526
------------------------------------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                                     (94,829)       (88,159)        (73,838)
========================================================================================================================

Cash flows from (used for) financing activities:
Proceeds from long term debt from parent                                            8,668           -              6,176
Redemption and maturities of first mortgage bonds                                  (6,900)          -             (1,000)
Change in commercial paper                                                         17,500         (1,000)          1,502
Preferred stock dividends                                                          (3,111)        (3,111)         (3,111)
Common stock dividends                                                            (55,926)       (43,970)        (56,015)
------------------------------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                                     (39,769)       (48,081)        (52,448)
========================================================================================================================
Net increase (decrease) in cash and equivalents                                      (306)         1,022          (1,942)
========================================================================================================================
Cash and equivalents at beginning of year                                           4,471          3,449           5,391
========================================================================================================================
Cash and equivalents at end of year                                              $  4,165       $  4,471        $  3,449
========================================================================================================================

Cash paid during year for:
Interest, less amount capitalized                                                $ 22,100       $ 21,177        $ 20,693
Income taxes                                                                     $ 35,662       $ 34,562        $ 40,333
Other information
Construction and nuclear fuel expenditures, including
  accruals, allowance for funds used during
  construction and customer contributions                                        $ 81,714       $ 73,251        $ 78,286
========================================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           WISCONSIN PUBLIC SERVICE CORPORATION

           K.  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


==========================================================================================================================
Year Ended December 31 (Thousands)                                                      1996         1995           1994
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                          $290,387     $280,730       $288,693
Add - Net income                                                                        60,390       59,238         55,842
--------------------------------------------------------------------------------------------------------------------------
                                                                                       350,777      339,968        344,535
--------------------------------------------------------------------------------------------------------------------------
Deduct -
Cash dividends declared on preferred stock
    5.00% Series ($5.00 per share)                                                         660          660            660
    5.04% Series ($5.04 per share)                                                         151          151            151
    5.08% Series ($5.08 per share)                                                         254          254            254
    6.76% Series ($6.76 per share)                                                       1,014        1,014          1,014
    6.88% Series ($6.88 per share)                                                       1,032        1,032          1,032
Dividends declared on common stock                                                      55,926       46,470         59,915
Other                                                                                        -            -            779
--------------------------------------------------------------------------------------------------------------------------
                                                                                        59,037       49,581         63,805
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                $291,740     $290,387       $280,730
==========================================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          L.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Notes to Consolidated Financial Statements for Wisconsin
Public Service Corporation are incorporated in the Notes to Consolidated Financial Statements for WPS Resources Corporation at page 65 of this report.

PAGE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

         M.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Wisconsin Public Service
Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation (a Wisconsin corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                             ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 28, 1997

PAGE

ITEM 9.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

  None.



                             PART III

  All information required by Part III, with the exception of information concerning executive officers which appears in Item
4A of Part I hereof, is incorporated by reference to the Company's proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 1, 1997.



                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

  (a)  Documents filed as part of this report:

       (1) The following financial consolidated statements are included in Part II at Item 8 above:


                      DESCRIPTION                  PAGES IN 10-K
                      -----------                  -------------

            WPS RESOURCES CORPORATION

            Consolidated Statements of Income             60
            and Retained Earnings for the
            three years ended December 31,
            1996, 1995, and 1994

            Consolidated Balance Sheets as of             61
            December 31, 1996 and 1995

            Consolidated Statements of                    63
            Capitalization as of December 31,
            1996 and 1995

                      DESCRIPTION                  PAGES IN 10-K
                      -----------                  -------------

            Consolidated Statements of Cash               64
            Flows for the three years ended
            December 31, 1996, 1995, and 1994

            Notes to Consolidated Financial               65
            Statements

            Report of Independent Public                  88
            Accountants

            WISCONSIN PUBLIC SERVICE CORPORATION

            Consolidated Statements of Income             89
            for the three years ended
            December 31, 1996, 1995, and 1994

            Consolidated Balance Sheets as of             90
            December 31, 1996 and 1995

            Consolidated Statements of                    92
            Capitalization as of December 31,
            1996 and 1995

            Consolidated Statements of Cash               93
            Flows for the three years ended
            December 31, 1996, 1995, and 1994

            Consolidated Statements of                    94
            Retained Earnings

            Notes to Consolidated Financial               95
            Statements

            Report of Independent Public                  96
            Accountants

       (2)  Financial statement schedules.

            The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

PAGE

                      DESCRIPTION                  PAGES IN 10-K
                      -----------                  -------------

            Schedule III. Condensed Parent
            Company Only Financial Statements

                 Report of Independent Public            107
                 Accountants

                 Statements of Income and                108
                 Retained Earnings

                 Balance Sheets                          109

                 Statements of Cash Flows                110

                 Notes to Parent Company                 111
                 Financial Statements

       (3) All exhibits, including those incorporated by reference.

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
-------              ------------------------

  3A-1 Restated Articles of Incorporation of the Company. (Incorporated by reference from Appendix B to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed February 28, 1994 [Reg. No. 33-52199]).

  3A-2  Articles of Incorporation of Wisconsin Public Service
        Corporation as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended
        December 31, 1991); Articles of Amendment to Articles of
        Incorporation dated June 9, 1993 (Incorporated by reference to Exhibit 3 to Form 8-K filed
        June 10, 1993).

  3B-1  By-Laws of the Company as in effect July 11, 1996.
        (Incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1996). (File No.
        1-11337)

  3B-2 By-Laws of Wisconsin Public Service Corporation as in effect July 11, 1996. (Incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended
        September 30, 1996). (File No. 1-3016)

  4A Copy of Rights Agreement, dated December 12, 1996 between WPS Resources Corporation and Firstar Trust Company (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 13, 1996 [File No.1-11337]).

  4B Copy of First Mortgage and Deed of Trust, dated as of January 1, 1941 from Wisconsin Public Service
        Corporation to First Wisconsin Trust Company, Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to
        Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to
        Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
-------              ------------------------

        Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B
        - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to
        Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended
        December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended
        December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended
        December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended
        June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended
        September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended
        December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed
        September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
-------              ------------------------

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

10A Copy of Joint Power Supply Agreement among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967 (Incorporated by reference to Exhibit
        4.09 in File No. 2-27308).

10B Copy of Joint Power Supply Agreement (Exclusive of Exhibits) among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company dated July 26, 1973 (Incorporated by reference to Exhibit 5.04A in File No. 2-48781).

10C     Copy of Basic Generating Agreement, Unit 4, Edgewater
        Generating Station, dated June 5, 1967, between
        Wisconsin Power and Light Company and Wisconsin Public
        Service Corporation (Incorporated by reference to Exhibit 4.10 in File No. 2-27308).

10C-1 Copy of Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 10C-1 to Form 10-K of Wisconsin Public Service Corporation for the year ended December 31, 1983 [File No. 1-3016]).

10C-2   Amendment No. 1 to Agreement for Construction and
        Operation of Edgewater 5 Generating Unit, dated
        December 1, 1988 (Incorporated by reference to Exhibit
        10C-2 to Form 10-K of Wisconsin Public Service
        Corporation for the year ended December 31, 1988 [File
        No. 1-3016]).

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
-------              ------------------------

10D Copy of revised Agreement for Construction and Operation of Columbia Generating Plant among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973 (Incorporated by reference to Exhibit
        5.07 in File No. 2-48781).

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

10F-4   Copy of Form of Director Deferred Compensation
        Agreement (Plan 011) with certain non-employee directors of Wisconsin Public

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
-------              ------------------------

        Service Corporation. (Incorporated by reference to Exhibit 10F-4 to Form 8 of Wisconsin Public Service
        Corporation, amending Form 10-K for the year ended
        December 31, 1992 [File No. 1-3016]).

10F-5 Copy of WPS Resources Corporation Form of Deferred Compensation Agreement with executives and non-employee directors effective January 1, 1996. (Incorporated by reference to Exhibit 4 to a WPS Resources Corporation - Wisconsin Public Service Corporation Registration Statement on Form S-8 filed December 19, 1995 [Reg No. 33-65167]).

PAGE

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT           PAGES IN 10-K
-------           -----------------------           -------------

  11      Statement regarding computation of per
          share earnings
               WPS Resources Corporation                 112

  21      Subsidiaries of the Registrant                 113

  23      Consent of Independent Public Accountants      114

  24      Powers of Attorney                             115

  27      Financial Data Schedule
               WPS Resources Corporation                 123
               Wisconsin Public Service Corporation      124

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WPS RESOURCES CORPORATION
                                              and
                            WISCONSIN PUBLIC SERVICE CORPORATION

                                         (Registrant)


                            By /s/ D. A. Bollom
                               --------------------------------
                               D. A. Bollom
                               Chairman and
                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                  Date
-----------------------------------------------------------------

A. Dean Arganbright           Director              March 7, 1997
Michael S. Ariens             Director
Richard A. Bemis              Director
M. Lois Bush                  Director
Robert C. Gallagher           Director   By  /s/ D. A. Bollom
Kathryn M. Hasselblad-Pascale Director       -----------------
James L. Kemerling            Director           D. A. Bollom
Larry L. Weyers               Director         Attorney-in-Fact


/s/ D. A. Bollom              Principal Executive   March 7, 1997
------------------------------Officer and Director
    D. A. Bollom

/s/ D. P. Bittner             Principal Financial   March 7, 1997
------------------------------Officer
    D. P. Bittner

/s/ D. L. Ford                Principal Accounting  March 7, 1997
------------------------------Officer
    D. L. Ford

PAGE

     A.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
          SCHEDULE III - CONDENSED PARENT
          COMPANY ONLY FINANCIAL STATEMENTS


To the Board of Directors of WPS Resources Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WPS Resources
Corporation included in this Form 10-K, and have issued our report thereon dated January 28, 1997.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 28, 1997

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

    B.  STATEMENTS OF INCOME AND RETAINED EARNINGS


===========================================================================================================================
Year Ended December 31 (Thousands)                                                   1996             1995            1994
---------------------------------------------------------------------------------------------------------------------------
Income
Equity in earnings of subsidiaries after dividends                                $ (8,941)        $ 11,236        $ (9,353)
Cash dividends from subsidiaries                                                    55,926           43,970          23,873
---------------------------------------------------------------------------------------------------------------------------
Income from subsidiaries                                                            46,985           55,206          14,520
---------------------------------------------------------------------------------------------------------------------------
Investment income and other                                                          2,251              872              37
---------------------------------------------------------------------------------------------------------------------------

Total income                                                                        49,236           56,078          14,557
===========================================================================================================================

Operating expenses                                                                     585              589              19
---------------------------------------------------------------------------------------------------------------------------
Income before interest expense                                                      48,651           55,489          14,538
Interest expense                                                                       454               68               -
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          48,197           55,421          14,538
Income taxes                                                                           442               78               6
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          47,755           55,343          14,532
===========================================================================================================================

Retained earnings, beginning of year                                               308,965          297,592            (451)
Common stock dividend                                                              (44,926)         (43,970)        (10,873)
Share exchange with WPSC (note 1)                                                        -                -         294,384
---------------------------------------------------------------------------------------------------------------------------

Retained earnings at end of year                                                  $311,794         $308,965        $297,592
===========================================================================================================================

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

    C.  BALANCE SHEETS


=========================================================================================================================
At December 31 (Thousands)                                                                        1996             1995
-------------------------------------------------------------------------------------------------------------------------
Assets
-------------------------------------------------------------------------------------------------------------------------
Current assets
Cash and equivalents                                                                            $      3         $  1,760
Accounts receivable - affiliates                                                                     614               84
Other receivables                                                                                     12               79
Notes receivable - affiliates (note 2)                                                            14,875            1,910
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                              15,504            3,833
=========================================================================================================================

Long-term notes - affiliates (note 3)                                                             16,382            8,001
=========================================================================================================================

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation                                                             461,169          461,721
WPS Energy Services, Inc.                                                                          2,443            5,751
WPS Power Development, Inc.                                                                        2,238            3,952
-------------------------------------------------------------------------------------------------------------------------
Total investments in subsidiaries, at equity                                                     465,850          471,424
=========================================================================================================================

Net equipment                                                                                         68                2
Other investments                                                                                  3,025            2,624
Deferred income taxes                                                                                 52               98
-------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                    $500,881         $485,982
=========================================================================================================================


=========================================================================================================================
Liabilities and Capitalization
-------------------------------------------------------------------------------------------------------------------------
Current liabilities
Notes payable                                                                                   $ 18,950         $  5,000
Accounts payable - affiliates                                                                         86               71
Accounts payable                                                                                     519               13
Dividends payable                                                                                    948            1,111
Accrued expenses                                                                                      62                -
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         20,565            6,195
=========================================================================================================================

Other liabilities                                                                                     48                -
=========================================================================================================================

Capitalization
Common stock, $1 par value, 100,000,000
   shares authorized; 23,896,962 shares outstanding                                               23,883           23,897
Premium on capital stock                                                                         144,591          145,021
Retained earnings                                                                                311,794          308,965
Other                                                                                                  -            1,904
-------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                             480,268          479,787
=========================================================================================================================

Total liabilities and capitalization                                                            $500,881         $485,982
=========================================================================================================================

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

    D.  STATEMENTS OF CASH FLOWS

=======================================================================================================================
Year Ended December 31 (Thousands)                                           1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------
Operating
Net income                                                                 $ 47,755          $ 55,343          $ 14,532

Add equity in earnings of subsidiaries after dividends                        8,941           (11,236)            9,353
Deferred income taxes                                                            46               139                64
Other - net                                                                   1,883               (30)              871

Changes in other items
Receivables                                                                    (463)           (1,740)             (333)
Accounts payable                                                                357                64               (85)
Other                                                                           110               285               179
-----------------------------------------------------------------------------------------------------------------------
Net cash - operating                                                         58,629            42,825            24,581
=======================================================================================================================

Investing
Long-term notes receivable - affiliates                                     (21,346)           (1,825)           (6,176)
Capital contributions - affiliates                                           (5,250)           (5,400)                -
Investments - other                                                          (2,371)           (4,434)                -
-----------------------------------------------------------------------------------------------------------------------
Net cash - investing                                                        (28,967)          (11,659)           (6,176)
=======================================================================================================================

Financing
Change in notes payable                                                      13,950             5,000                 -
Capital contribution from WPSC (note 4)                                           -                 -             2,031
Purchase of deferred compensation stock                                        (443)                -                 -
Common stock dividends                                                      (44,926)          (43,970)          (10,873)
-----------------------------------------------------------------------------------------------------------------------
Net cash - financing                                                        (31,419)          (38,970)           (8,842)
=======================================================================================================================

Net change in cash                                                           (1,757)           (7,804)            9,563
Cash, beginning of period                                                     1,760             9,564                 1
Cash, end of period                                                        $      3          $  1,760          $  9,564
=======================================================================================================================

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

     E.   NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

The following are supplemental notes to the WPS Resources
Corporation (parent company only) financial statements and should be read in conjunction with the WPS Resources Corporation
Consolidated Financial Statements and Notes thereto included herein:


SUPPLEMENTAL NOTES

Note 1 WPS Resources Corporation (the "Company") was formed in December 1993, as a wholly-owned subsidiary of Wisconsin Public Service Corporation ("WPSC"). Effective September 1994, pursuant to a one-for-one share exchange, the Company acquired all of the common stock of WPSC. The accompanying condensed financial statements reflect the equity income, and cash dividends from subsidiaries subsequent to the September 1994, share exchange.

Note 2 The Company has short-term notes receivable from WPS Energy Services, Inc. ("ESI") and WPS Power
          Development, Inc. ("PDI") for $14.7 million and
          $0.2 million, respectively. These notes bear interest at between 6.90% and 8.25% depending upon the operational use of the loaned funds.

Note 3 The Company has long-term notes receivable from WPSC for $6.0 million and $8.6 million and bearing interest at 8.76% and 7.35%, respectively. The notes are to be repaid in monthly payments of $51,670 and $63,896 through January 2015 and May 2016, respectively. The Company also has a long-term note receivable from ESI totaling $1.8 million and bearing interest at 7-7/8%. The note is to be repaid in quarterly payments of $69,076 through October 2005.

Note 4 Prior to the one-for-one share exchange, WPSC contributed $2.0 million in cash to WPSR to fund operations.