Form 10-Q
period 1997-06-30
WPS RESOURCES CORP
filed 1997-07-25
CIK 916863

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

              For the quarterly period ended June 30, 1997

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         July 25, 1997

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         July 25, 1997
______________________________________________________________________________
______________________________________________________________________________

                      WPS RESOURCES CORPORATION
                                 AND
                WISCONSIN PUBLIC SERVICE CORPORATION
            FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                              CONTENTS
                                                              Page

          INTRODUCTION                                          4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                           5
               Consolidated Balance Sheets                      6
               Consolidated Statements of Capitalization        7
               Consolidated Statements of Cash Flows            8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income                9
               Consolidated Balance Sheets                     10
               Consolidated Statements of Capitalization       11
               Consolidated Statements of Cash Flows           12
               Consolidated Statements of Retained Earnings    13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation            14 - 15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation            16 - 24

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders  25

Item 5.   Other Information                                    25 - 27

Item 6.   Exhibits and Reports on Form 8-K                     28

Signatures                                                     29 - 30

EXHIBIT INDEX                                                  31

Exhibit 10.5   Deferred Compensation Plan
                    WPS Resources Corporation

Exhibit 10.6   Executive Employment and Severance Agreement
                    WPS Resources Corporation

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                             INTRODUCTION


The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and WPSC believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of the Company and WPSC for the year ended December 31, 1996.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristics of WPSC's utility operations, financial results for the periods ended June 30, 1997 and 1996 are not necessarily indicative of trends for any 12-month period.


                                            Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                WPS RESOURCES CORPORATION

============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS               Three Months Ended               Six Months Ended
(Thousands, except per share amounts)                                       June 30                         June 30
                                                                     1997            1996            1997            1996
============================================================================================================================

Operating revenues
Electric utility                                                   $118,263        $116,928        $241,227        $239,492
Gas utility                                                          39,326          40,271         123,906         118,644
Non-regulated energy and other                                       33,771          24,429          89,240          74,829
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            191,360         181,628         454,373         432,965
============================================================================================================================

Operating expenses
Electric production fuels                                            24,506          24,269          51,651          50,818
Purchased power                                                      14,901           9,233          29,057          16,332
Gas purchased for resale                                             25,980          28,219          87,493          81,960
Non-regulated energy cost of sales                                   32,251          24,116          86,611          74,516
Other operating expenses                                             38,057          40,078          76,292          80,025
Maintenance                                                          13,409          12,525          22,877          21,773
Depreciation and decommissioning                                     19,716          16,032          37,643          32,540
Taxes other than income                                               6,920           6,550          13,859          13,396
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            175,740         161,022         405,483         371,360
============================================================================================================================
Operating income                                                     15,620          20,606          48,890          61,605
----------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      33              33              68              70
Other, net                                                            5,564           1,813           6,712           3,131
----------------------------------------------------------------------------------------------------------------------------
Total other income                                                    5,597           1,846           6,780           3,201
============================================================================================================================
Income before interest expense                                       21,217          22,452          55,670          64,806
----------------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,655           5,432          11,179          10,841
Other interest                                                          562             566           1,590           1,274
Allowance for borrowed funds used during construction                   (30)            (32)            (64)            (64)
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,187           5,966          12,705          12,051
============================================================================================================================

Income before income taxes                                           15,030          16,486          42,965          52,755
Income taxes                                                          4,866           5,588          14,069          17,559
Minority interest                                                      (185)              -            (466)              -
Preferred stock dividends of subsidiary                                 778             778           1,556           1,556
----------------------------------------------------------------------------------------------------------------------------
Net income                                                            9,571          10,120          27,806          33,640
============================================================================================================================

Retained earnings at beginning of period                            318,678         321,373         311,794         308,965
Cash dividends on common stock                                       11,351          11,112          22,702          22,224
----------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $316,898        $320,381        $316,898        $320,381
============================================================================================================================

Average shares of common stock                                       23,875          23,893          23,878          23,894
Earnings per average share of common stock                            $0.40           $0.42           $1.16           $1.41
Dividend per share of common stock                                   $0.475          $0.465          $0.950          $0.930
============================================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                        WPS RESOURCES CORPORATION

======================================================================================================
CONSOLIDATED BALANCE SHEETS                                             June 30            December 31
(Thousands)                                                              1997                 1996
======================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------

Utility plant
Electric                                                              $1,492,728           $1,474,104
Gas                                                                      244,084              240,791
------------------------------------------------------------------------------------------------------
Total                                                                  1,736,812            1,714,895
Less - Accumulated depreciation and decommissioning                      996,514              952,296
------------------------------------------------------------------------------------------------------
Total                                                                    740,298              762,599
Nuclear decommissioning trusts                                           117,814              100,570
Construction in progress                                                  12,895               10,301
Nuclear fuel, less accumulated amortization                               20,920               19,381
------------------------------------------------------------------------------------------------------
Net utility plant                                                        891,927              892,851
======================================================================================================

Current assets
Cash and equivalents                                                       4,469                5,978
Customer and other receivables, net of reserves                           80,852              106,967
Accrued utility revenues                                                  18,400               35,386
Fossil fuel, at average cost                                              11,676                8,224
Gas in storage, at average cost                                           11,691               19,987
Materials and supplies, at average cost                                   19,715               19,944
Prepayments and other                                                     19,675               22,658
------------------------------------------------------------------------------------------------------
Total current assets                                                     166,478              219,144
======================================================================================================

Regulatory assets                                                         87,959               96,920
Net non-utility and non-regulated plant                                   18,913               19,738
Investments and other assets                                             112,298              102,011
======================================================================================================
Total                                                                 $1,277,575           $1,330,664
======================================================================================================


CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $  474,047           $  467,524
Preferred stock of subsidiary
  with no mandatory redemption                                            51,200               51,200
Long-term debt                                                           304,955              305,788
------------------------------------------------------------------------------------------------------
Total capitalization                                                     830,202              824,512
======================================================================================================

Current liabilities
Notes payable                                                             12,900               26,600
Commercial paper                                                           7,600               31,350
Accounts payable                                                          69,613               96,531
Accrued taxes                                                                813                1,350
Accrued interest                                                           8,132                8,134
Other                                                                     19,013               12,771
------------------------------------------------------------------------------------------------------
Total current liabilities                                                118,071              176,736
======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        128,042              130,208
Accumulated deferred investment credits                                   27,785               28,669
Regulatory liabilities                                                    49,340               48,870
Environmental remediation liabilities                                     40,066               41,697
Other long-term liabilities                                               84,676               80,173
------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         329,909              329,617
======================================================================================================
Minority interest                                                           (607)                (201)
======================================================================================================
Total                                                                 $1,277,575           $1,330,664
======================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                         WPS RESOURCES CORPORATION

=====================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                   June 30       December 31
(Thousands, except share amounts)                                            1997            1996
=====================================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                        $ 23,897         $ 23,897
Premium on capital stock                                                    145,021          145,021
Retained earnings                                                           316,898          311,794
Shares in deferred compensation trust, 24,852 and 14,223 shares at average cost of $29.38 and $31.16 per share at
  June 30, 1997 and December 31, 1996, respectively.                           (730)            (443)
ESOP loan guarantees                                                        (11,039)         (12,745)
-----------------------------------------------------------------------------------------------------
Total common stock equity                                                   474,047          467,524
=====================================================================================================

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
=====================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                            50,000           50,000
        7.30%                2002                                            50,000           50,000
        6.80%                2003                                            50,000           50,000
        6-1/8%               2005                                             9,075            9,075
        6.90%                2013                                            22,000           22,000
        8.80%                2021                                            53,100           53,100
        7-1/8%               2023                                            50,000           50,000
-----------------------------------------------------------------------------------------------------
Total                                                                       284,175          284,175
Unamortized discount and premium on bonds, net                                 (934)            (978)
-----------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  283,241          283,197
-----------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                         11,039           12,745
Notes payable to bank, secured by non-regulated plant                        10,437            9,581
Other long-term debt                                                            238              265
-----------------------------------------------------------------------------------------------------
Total long-term debt                                                        304,955          305,788
=====================================================================================================
Total capitalization                                                       $830,202         $824,512
=====================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                    WPS RESOURCES CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Six Months Ended
(Thousands)                                                                 June 30
                                                                      1997            1996
============================================================================================

Cash flows from operating activities
Net income                                                          $27,806         $33,640

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     37,643          32,540
Amortization of nuclear fuel and other                                4,432          15,198
Deferred income taxes                                                (3,038)         (3,750)
Investment tax credit restored                                         (884)           (889)
Allowance for equity funds used during construction                     (68)            (70)
Pension income                                                       (6,182)         (6,229)
Post-retirement funding                                               2,494           3,575
Deferred demand-side management expenditures                             (5)         (3,893)
Other, net                                                            5,927          (1,908)

Changes in
Customer and other receivables                                       26,115           3,724
Accrued utility revenues                                             16,986          18,924
Fossil fuel inventory                                                (3,452)         (1,430)
Gas in storage                                                        8,296            (776)
Accounts payable                                                    (26,918)         (6,001)
Miscellaneous current and accrued liabilities                         6,226           5,938
Accrued taxes                                                          (537)          3,701
Gas refunds                                                              17          (5,668)
--------------------------------------------------------------------------------------------
Net cash from operating activities                                   94,858          86,626
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (29,480)        (40,840)
Purchase of other property and equipment                               (301)           (800)
Decommissioning funding                                              (7,439)         (4,489)
Purchase of investments and acquisitions                                617               0
Other                                                                  (497)            288
--------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (37,100)        (45,841)
============================================================================================

Cash flows from (used for) financing activities
Change in notes payable                                             (13,700)           (400)
Change in other long-term debt                                        1,173          (6,900)
Change in commercial paper                                          (23,750)        (11,500)
Cash dividends on common stock                                      (22,702)        (22,224)
Purchase of deferred compensation stock                                (288)           (195)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (59,267)        (41,219)
============================================================================================
Net increase (decrease) in cash and equivalents                      (1,509)           (434)
Cash and equivalents at beginning of period                           5,978           6,533
============================================================================================
Cash and equivalents at end of period                               $ 4,469         $ 6,099
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $11,385         $10,668
Income taxes                                                         19,820          17,330
Preferred stock dividends of subsidiary                               1,556           1,556
============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                           WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended               Six Months Ended
(Thousands)                                                                June 30                         June 30
                                                                     1997            1996            1997            1996
----------------------------------------------------------------------------------------------------------------------------

Operating revenues
Electric                                                           $118,263        $116,928        $241,227        $239,492
Gas                                                                  39,326          40,271         123,906         118,644
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            157,589         157,199         365,133         358,136
============================================================================================================================

Operating expenses
Electric production fuels                                            24,506          24,269          51,651          50,818
Purchased power                                                      14,901           9,233          29,057          16,332
Gas purchased for resale                                             25,896          28,219          87,409          81,960
Other operating expenses                                             34,300          38,642          68,303          77,142
Maintenance                                                          13,409          12,525          22,877          21,773
Depreciation and decommissioning                                     19,287          15,743          36,815          32,012
Taxes
Federal income                                                        3,534           4,918          12,204          14,902
Investment tax credit restored                                         (442)           (445)           (884)           (889)
State income                                                          1,143           1,492           3,913           4,676
Gross receipts and other                                              6,894           6,550          13,825          13,396
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            143,428         141,146         325,170         312,122
============================================================================================================================
Operating income                                                     14,161          16,053          39,963          46,014
----------------------------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                      33              33              68              70
Other, net                                                            5,378           1,761           6,784           3,026
Income taxes                                                         (1,483)           (184)         (1,515)           (284)
----------------------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                   3,928           1,610           5,337           2,812
============================================================================================================================
Income before interest expense                                       18,089          17,663          45,300          48,826
----------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                            5,634           5,696          11,268          11,239
Other interest                                                          493             524           1,347           1,216
Allowance for borrowed funds used during construction                   (30)            (32)            (64)            (64)
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,097           6,188          12,551          12,391
============================================================================================================================
Net income                                                           11,992          11,475          32,749          36,435
Preferred stock dividend requirements                                   778             778           1,556           1,556
----------------------------------------------------------------------------------------------------------------------------
Earnings on common stock                                           $ 11,214        $ 10,697        $ 31,193        $ 34,879
============================================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                             WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================================
CONSOLIDATED BALANCE SHEETS                                           June 30          December 31
(Thousands)                                                            1997               1996
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,492,728         $1,474,104
Gas                                                                    244,084            240,791
--------------------------------------------------------------------------------------------------
Total                                                                1,736,812          1,714,895
Less - Accumulated depreciation and decommissioning                    996,514            952,296
--------------------------------------------------------------------------------------------------
Total                                                                  740,298            762,599
Nuclear decommissioning trusts                                         117,814            100,570
Construction in progress                                                12,895             10,301
Nuclear fuel, less accumulated amortization                             20,920             19,381
--------------------------------------------------------------------------------------------------
Net utility plant                                                      891,927            892,851
==================================================================================================

Current assets
Cash and equivalents                                                     3,367              4,165
Customer and other receivables, net of reserves                         63,521             66,234
Accrued utility revenues                                                18,400             35,326
Fossil fuel, at average cost                                            11,402              8,224
Gas in storage, at average cost                                         10,457             16,440
Materials and supplies, at average cost                                 19,715             19,796
Prepayments and other                                                   19,449             22,189
--------------------------------------------------------------------------------------------------
Total current assets                                                   146,311            172,374
==================================================================================================

Regulatory assets                                                       87,959             96,920
Net non-utility plant                                                    3,018              4,191
Investments and other assets                                           103,218             92,612
==================================================================================================
Total                                                               $1,232,433         $1,258,948
==================================================================================================


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                 $  448,621         $  448,425
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,494             14,612
Long-term debt                                                         294,518            296,207
--------------------------------------------------------------------------------------------------
Total capitalization                                                   808,833            810,444
==================================================================================================

Current liabilities
Note payable                                                            10,000             10,000
Commercial paper                                                         7,600             29,000
Accounts payable                                                        53,077             62,500
Accrued taxes                                                              813              1,350
Accrued interest                                                         8,132              8,134
Other                                                                   18,638             12,324
--------------------------------------------------------------------------------------------------
Total current liabilities                                               98,260            123,308
==================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      129,655            131,549
Accumulated deferred investment tax credits                             27,785             28,669
Regulatory liabilities                                                  49,340             48,870
Environmental remediation liabilities                                   40,066             41,697
Other long-term liabilities                                             78,494             74,411
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       325,340            325,196
==================================================================================================
Total                                                               $1,232,433         $1,258,948
==================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                  WISCONSIN PUBLIC SERVICE CORPORATION

========================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                 June 30            December 31
(Thousands, except share amounts)                                           1997                 1996
========================================================================================================

Common stock equity
Common stock                                                              $ 95,588             $ 95,588
Premium on capital stock                                                    73,842               73,842
Retained earnings                                                          290,230              291,740
ESOP loan guarantees                                                       (11,039)             (12,745)
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                  448,621              448,425
========================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                          13,200               13,200
         5.04%              30,000                                           3,000                3,000
         5.08%              50,000                                           5,000                5,000
         6.76%             150,000                                          15,000               15,000
         6.88%             150,000                                          15,000               15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                       51,200               51,200
========================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                            5,964                6,012
        7.35%                2016                                            8,530                8,600
--------------------------------------------------------------------------------------------------------
Total long-term debt to parent                                              14,494               14,612
========================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                           50,000               50,000
        7.30%                2002                                           50,000               50,000
        6.80%                2003                                           50,000               50,000
        6-1/8%               2005                                            9,075                9,075
        6.90%                2013                                           22,000               22,000
        8.80%                2021                                           53,100               53,100
        7-1/8%               2023                                           50,000               50,000
--------------------------------------------------------------------------------------------------------
Total                                                                      284,175              284,175
Unamortized discount and premium on bonds, net                                (934)                (978)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 283,241              283,197
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                        11,039               12,745
Other long-term debt                                                           238                  265
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                       294,518              296,207
========================================================================================================
Total capitalization                                                      $808,833             $810,444
========================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                              WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Six Months Ended
(Thousands)                                                                  June 30
                                                                      1997            1996
============================================================================================
Cash flows from operating activities
Net income                                                          $32,749         $36,435

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     36,815          32,012
Amortization of nuclear fuel and other                                4,432          14,742
Deferred income taxes                                                (2,766)         (3,549)
Investment tax credit restored                                         (884)           (889)
Allowance for equity funds used during construction                     (68)            (70)
Pension income                                                       (6,182)         (6,229)
Post-retirement funding                                               2,494           3,575
Deferred demand-side management expenditures                             (5)         (3,893)
Other, net                                                            5,721          (1,565)
Changes in
Customer and other receivables                                        2,713           1,223
Accrued utility revenues                                             16,926          18,924
Fossil fuel inventory                                                (3,178)         (1,430)
Gas in storage                                                        5,983            (847)
Accounts payable                                                     (9,423)         (3,558)
Miscellaneous current and accrued liabilities                         6,297           7,976
Accrued taxes                                                          (537)          1,891
Gas refunds                                                              17          (5,668)
--------------------------------------------------------------------------------------------
Net cash from operating activities                                   91,104          89,080
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (29,480)        (40,904)
Decommissioning funding                                              (7,439)         (4,489)
Purchase of other property and equipment                                (94)           (343)
Other                                                                   770             220
--------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (36,243)        (45,516)
============================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                        0          (6,900)
Proceeds of long-term debt from parent                                    0           8,618
Change in commercial paper                                          (21,400)        (11,500)
Preferred stock dividends                                            (1,556)         (1,556)
Common stock dividends                                              (32,703)        (33,224)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (55,659)        (44,562)
============================================================================================
Net increase (decrease) in cash and equivalents                        (798)           (998)
Cash and equivalents at beginning of period                           4,165           4,471
============================================================================================
Cash and equivalents at end of period                               $ 3,367         $ 3,473
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $11,135         $10,668
Income taxes                                                         23,561          18,372
============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                            WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                           Six Months Ended
(Thousands)                                                                June 30
                                                                     1997            1996
============================================================================================
Balance at beginning of period                                     $291,740        $290,387
Add Net income                                                       32,749          36,435
--------------------------------------------------------------------------------------------
                                                                    324,489         326,822
--------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                            1,556           1,556
Dividends declared on common stock                                   32,703          33,224
--------------------------------------------------------------------------------------------
                                                                     34,259          34,780
--------------------------------------------------------------------------------------------

Balance at end of period                                           $290,230        $292,042
============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

             WPS RESOURCES CORPORATION AND SUBSIDIARIES
                WISCONSIN PUBLIC SERVICE CORPORATION
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997


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

NOTE 2.  EARNINGS PER SHARE
___________________________

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share. The Company will be adopting this standard at December 31, 1997 and does not expect that adoption will have an impact on its presentation of earnings per share.

NOTE 3.  COMPREHENSIVE INCOME
_____________________________

In June 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components of revenues, expenses, gains, and losses. The statement is effective for fiscal years beginning after December 15, 1997 and the Company will be adopting the requirements for reporting comprehensive income in the first quarter of 1998.

NOTE 4.  SEGMENT DISCLOSURES
____________________________

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information about operating segments and is effective for periods beginning after December 15, 1997. The Company will be adopting the requirements of this statement in the first quarter of 1998.

NOTE 5.  AGREEMENT TO MERGE WITH UPPER PENINSULA ENERGY CORPORATION
___________________________________________________________________

On July 10, 1997, the Company announced a merger agreement with Upper Peninsula Energy Corporation ("UPEN"). The merger is subject to
(i) approval by the shareholders of UPEN; (ii) approval by the Federal Energy Regulatory Commission; (iii) the Form S-4 Registration Statement of the Company being declared effective by the Securities and Exchange Commission; (iv) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (v) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (vi) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (vii) the satisfaction of various other conditions. The merger is expected to be completed in 1998. UPEN will merge with and into the Company and the Upper Peninsula Power Company, UPEN's utility subsidiary, will become a wholly-owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 96% and 80% of the Company's assets and revenues, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

OVERVIEW OF SECOND QUARTER OF 1997 COMPARED TO SECOND QUARTER OF 1996

Earnings per share were $.40 in 1997 compared to $.42 in 1996. Electric utility margins at WPSC was lower in 1997 compared to 1996 as a result of the implementation of a Public Service Commission of Wisconsin ("PSCW") rate order which was received on February 20, 1997, and authorized a $35.5 million, or 8.1%, electric rate reduction. In addition, electric margins were affected by increased replacement power costs as a result of an extended outage at WPSC's Kewaunee Nuclear Power Plant ("Kewaunee"). WPSC is the operator and 41.2% owner of Kewaunee. A $2.0 million per month surcharge authorized by the PSCW in the February 20 order partially offset the increase to replacement power costs. Kewaunee returned to service in mid-June, 1997, and the $2.0 million per month surcharge was discontinued effective July 1, 1997. Other significant factors for the quarter include a decrease in operating expenses at WPSC and an increase in operating expenses at the Company's non-regulated subsidiaries. Other income increased at WPSC as a result of one-time gains on the sale of non-utility property.

ELECTRIC UTILITY OPERATIONS

Electric margins were lower than 1996 by $4.6 million, or 5.5%, due to increased replacement power costs as a result of an extended outage at Kewaunee and implementation of a PSCW rate order which reduced electric rates. A surcharge authorized by the PSCW partially offset the increases to replacement power costs.

                                       Second Quarter
                                 ---------------------------
Electric Margins (000's)            1997             1996
------------------------            ----             ----

Revenues                          $118,263         $116,928
Fuel and purchased power            39,407           33,502
                                   -------          -------

Margins                           $ 78,856         $ 83,426
                                   =======          =======

Sales in kilowatt-hours (000)    2,719,481        2,673,817


Electric revenues remained fairly stable during the second quarter of 1997 as compared to the second quarter of 1996 despite the 8.1% rate decrease. Commercial and industrial Kwh sales rose 7.0% reflecting colder weather and customer growth. Wholesale Kwh sales decreased 12.3% because WPSC did not have the generation available to sell to wholesale customers.

Electric fuels and purchases increased $5.9 million, or 17.6%, in the second quarter of 1997 as compared to the same period in 1996. This increase was the result of increased purchased power costs of $5.7 million, or 61.4%, reflecting a 45.8% increase in Kwh purchases. Purchased power requirements were increased due to decreased production at Kewaunee as a result of an extended outage. Purchased power represented 25.8% of total Kwh generation in the second quarter of 1997 compared to 18.0% in the second quarter of 1996.

GAS UTILITY OPERATIONS

Gas margins increased $1.3 million, or 10.7%, due primarily to a 5.9% increase in heating degree days and a gas rate increase.

                                        Second Quarter
                                  --------------------------
Gas Margins (000's)                 1997             1996
-------------------                 ----             ----

Revenues                           $39,326          $40,271
Purchase costs                      25,980           28,219
                                    ------           ------

Margins                            $13,346          $12,052
                                    ======           ======

Volume in therms (000)             134,194          126,328


The PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Gas operating revenues remained fairly stable during the second quarter of 1997 compared to the second quarter of 1996. Gas sales volumes increased by 3.5% while gas costs decreased by 5.7%. Gas revenues also reflect implementation of a PSCW order authorizing a $5.7 million, or 2.7%, increase in gas rates.

Gas purchased for resale decreased $2.2 million, or 7.9%, in the second quarter of 1997 as compared to the same period in 1996. This decrease was due primarily to lower gas costs in the second quarter of 1997.

NON-REGULATED OPERATIONS

Non-regulated energy and other operating revenues increased
$9.3 million, or 38.2%. Non-regulated energy revenues primarily represent the electric and gas sales of WPS Energy Services, Inc. ("ESI"), the Company's energy marketing subsidiary. The increase in non-regulated energy revenues consisted largely of increased gas sales at ESI of $5.1 million, or 20.7%, as a result of customer growth. In addition, ESI had increased revenues of $2.8 million related to electric sales. ESI received power "marketer" status from the Federal Energy Regulatory Commission in April of 1996 which provided increased flexibility for the sale of electric energy and capacity at market rates.

Other operating revenues increased $.4 million due to increased consulting activities at WPS Power Development, Inc. ("PDI"), a company organized to participate in the development of electric generation projects and to provide services to the non-regulated electric power generation industry.

Non-regulated energy cost of sales increased $8.1 million, or 33.7%, due primarily to increased gas purchases and purchased power costs of $5.3 million and $2.7 million, respectively, at ESI.

OTHER EXPENSES

Other operating expenses at the Company decreased $2.0 million, or 5.0%.

Other operating expenses at WPSC decreased $4.3 million, or 11.2%. This decrease was due to lower customer service expenses of $2.1 million and lower electric operating expenses of $1.5 million partially due to completion in 1996 of the retail amortization related to a deferred coal and rail contract settlement. In addition, WPSC has initiated several cost control efforts which have decreased operating expenses.

Other operating expenses at ESI increased $.8 million, or 66.9%, due to expansion of the business.

Other operating expenses at PDI increased $1.0 million as a result of expansion of the business and initial operation of the Stoneman Power Plant. Other operating expenses also increased at the Company.

Depreciation and decommissioning expenses increased $3.7 million, or 23.0%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

Other income increased $3.8 million, or 203.2%, due primarily to gains on sales of non-utility property at WPSC which represented approximately $.07 per share.

OVERVIEW OF SIX MONTHS OF 1997 COMPARED TO SIX MONTHS OF 1996

Earnings per share were $1.16 in 1997 compared to $1.41 in 1996. The primary reason for the variance in earnings was a decrease in the electric utility margin at WPSC. The electric margin decrease was primarily a result of the implementation of a PSCW rate order on February 21, 1997, which authorized an 8.1% electric rate reduction. In addition, electric margins decreased due to increased replacement power costs as a result of an extended outage at Kewaunee. A

$2.0 million per month surcharge authorized by the PSCW beginning
February 21, 1997, partially offset the increases to replacement power costs. Kewaunee returned to service in mid-June, 1997, and the $2.0 million per month surcharge was discontinued effective
July 1, 1997.

ELECTRIC UTILITY OPERATIONS

Electric margins decreased by $11.8 million, or 6.9%, due to increased replacement power costs as a result of an extended outage at Kewaunee and implementation of a PSCW rate order which reduced electric rates. A surcharge authorized by the PSCW partially offset increases to replacement power costs in the latter part of the first quarter and in the second quarter.

                                           Six Months
                                 ---------------------------
Electric Margins (000's)            1997             1996
------------------------            ----             ----

Revenues                          $241,227         $239,492
Fuel and purchased power            80,708           67,150
                                   -------          -------

Margins                           $160,519         $172,342
                                   =======          =======

Sales in kilowatt-hours (000)    5,478,241        5,411,647

Electric revenues increased $1.7 million, or .7%, during the first six months of 1997 compared to the first six months of 1996. Commercial and industrial sales rose 5.8% while wholesale Kwh sales decreased 10.8% because WPSC did not have the generation available to sell to wholesale customers.

Electric fuel and purchases increased $13.6 million, or 20.2%, in the first six months of 1997 compared to the first six months of 1996. This increase was primarily the result of increased purchased power costs of $12.7 million, or 77.9%, reflecting a 55.9% increase in Kwh purchases. Purchased power requirements were increased due to decreased production at Kewaunee as a result of an extended outage. Purchased power represented 24.6% of total Kwh generation for the six-month period ended June 30, 1997 compared to 15.9% for the same period in 1996.

GAS UTILITY OPERATIONS

Gas margins remained fairly stable between the first six months of 1997 and the first six months of 1996 reflecting the implementation of a PSCW rate order on February 21, 1997, which authorized a 2.7% increase in gas revenues offset by a 3.7% decrease in heating degree days.

                                           Six Months
                                  --------------------------
Gas Margins (000's)                 1997             1996
-------------------                 ----             ----

Revenues                          $123,906         $118,644
Purchase costs                      87,493           81,960
                                   -------          -------

Margins                           $ 36,413         $ 36,684
                                   =======          =======

Volume in therms (000)             385,366          381,421

The PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Gas operating revenues increased $5.3 million, or 4.4%, during the first six months of 1997 compared to the same period in 1996. This increase was due primarily to higher gas costs in the first quarter of 1997. Gas revenues also reflect the PSCW authorized rate increase of 2.7% and a one-time reduction of $.9 million in the first quarter based on a PSCW directive related to a change in the accounting treatment for previous customer line extensions.

Gas purchased for resale showed a net increase of $5.5 million, or 6.8%, in the first six months of 1997 as compared to the same period in 1996 due primarily to increased gas costs in the first quarter of 1997.

NON-REGULATED OPERATIONS

Non-regulated energy and other operating revenues increased
$14.4 million, or 19.3%. The increase in non-regulated energy revenues consisted largely of increased gas sales at ESI of $8.7 million, or 11.7%, as a result of customer growth and higher market prices for gas. ESI also had increased sales of $3.7 million related to electric sales. In addition, other operating revenues increased $1.8 million due to increased consulting activities at PDI.

Non-regulated energy cost of sales increased $12.1 million, or 16.2%, due primarily to increased gas purchases and purchased power of $8.3 million and $3.6 million, respectively, at ESI. Margins increased at ESI in the first six months of 1997 compared to the same period in 1996.

OTHER EXPENSES

Other operating expenses at the Company decreased $3.7 million, or 4.7%.

Other operating expenses at WPSC decreased $8.8 million, or 11.5%. This decrease was due to lower customer service expenses of $3.2 million, lower administrative expenses of $1.5 million due primarily to reduced post-retirement medical and dental expenses, and lower generation operating expenses of $3.9 million resulting from completion in 1996 of the retail amortization related to a deferred coal and rail contract settlement.

Other operating expenses at ESI increased $2.2 million, or 106.2%, due to expansion of the business.

Other operating expenses at PDI increased $2.0 million as a result of expansion of the business and initial operation of the Stoneman Power Plant. Other operating expenses also increased at the Company.

Depreciation and decommissioning expenses increased $5.1 million, or 15.7%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

Other income increased $3.6 million, or 111.8% due primarily to gains on sales of non-utility property at WPSC which represented approximately $.07 per share.

Income tax expense decreased $3.5 million due primarily to lower earnings.

FINANCIAL CONDITION

Most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC requires large investments in capital assets used to deliver electric and gas services. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded WPSC's cash requirements resulting in the reduction of short-term borrowings during the first six months of 1997. No funding difficulties are anticipated in the future. Pretax interest coverage was 3.25 times for the 12 months ended June 30, 1997 for the Company and 4.14 times for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

For the three-year period 1997 to 1999, internally generated funds will provide all but $97.0 million of WPSC's $450.0 million in construction expenditures and other investments. These expenditures are comprised of $175.0 million for electric construction, $29.0 million for nuclear fuel, $125.0 million for gas construction, $57.0 million for other construction expenditures, and $64.0 million for nuclear decommissioning. WPSC currently expects to finance any shortfall in internally generated funds through short-term debt, long-term debt, and common equity from the Company.

Anticipated investment expenditures for non-regulated subsidiaries could be as high as $112.0 million for the three-year period 1997 to 1999 if projects develop as forecasted. Project non-recourse financings will be pursued.

Effective March 20, 1997, WPSC received authorization from the PSCW to begin deferring all costs associated with the repair of the Kewaunee steam generators. The joint owners of Kewaunee will be requesting rate recovery of these deferred costs in a future proceeding. Approximately $2.5 million (WPSC's portion) has been deferred through June 30, 1997. Repairs are complete, and Kewaunee returned to operation in mid-June of 1997. The apparent success of these repairs offers WPSC an option to the replacement of Kewaunee's steam generators. WPSC has proposed replacing the steam generators and is seeking approval from the PSCW for replacement in 1999. WPSC is not withdrawing the steam generator replacement proposal at this time, but will be reviewing economic analyses considering the success of the newly developed repair process.

Some areas of Wisconsin and the Upper Midwest region will be facing unusual electric supply challenges over the next few months. Several nuclear plants in Wisconsin and Illinois are temporarily out of service due to a series of maintenance outages. Wisconsin utilities are working together with the PSCW to assure adequate power supplies.

On July 1, 1997, the PSCW authorized WPSC to defer all advertising costs associated with developing a communication plan to educate customers on the potential energy shortage. WPSC was also authorized to defer all costs related to returning its fossil fuel plant, Pulliam Unit 3, to service and all subsequent operating costs for Pulliam
Unit 3. The recovery of these deferred costs will be considered in a future rate proceeding. Expenditures to date have been minimal and no deferrals for these items have yet been recorded.

WPSC filed an application proposing a $.00082 per Kwh increase to electric retail rates with the PSCW on July 3, 1997. WPSC's fuel costs exceeded the costs provided for under the fuel rules which allow rate filings to recover these additional costs. WPSC has requested the PSCW to issue an order in August of 1997.

In the first quarter of 1997, WPSC received a portion of the $12.0 million manufactured gas plant remediation insurance settlements that it anticipates to receive in 1997. Insurance recoveries are being deferred and will offset future remediation costs as the PSCW prescribes in future rate proceedings.

                      Part II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxy voting results for the election of three directors to the Company's Board at the May 1, 1997 Annual Shareholders' Meeting are as follows:

                         For      Abstentions   Non-Votes     Total
                      ----------  -----------   ---------   ----------

Michael S. Ariens     21,440,652    433,731     2,022,579   23,896,962

Kathryn M.
  Hasselblad-Pascale  21,443,004    431,379     2,022,579   23,896,962

Larry L. Weyers       21,453,009    420,397     2,023,556   23,896,962

The following directors also continued in office after the Annual
Shareholders' Meeting:

                        A. Dean Arganbright
                        Richard A. Bemis
                        Daniel A. Bollom
                        Sister M. Lois Bush
                        Robert C. Gallagher
                        James L. Kemerling


ITEM 5. OTHER INFORMATION

WPS RESOURCES CORPORATION - UPPER PENINSULA ENERGY CORPORATION MERGER

WPS Resources Corporation ("WPSR") and Upper Peninsula Energy Corporation ("UPEN") announced on July 10, 1997 that they have entered into an Agreement and Plan of Merger pursuant to which UPEN will merge with and into WPSR. The transaction will be structured as a tax-free, stock-for-stock exchange. Pursuant to the merger agreement, holders of UPEN common stock will receive 0.9 shares of WPSR common stock for each share of UPEN common stock owned.

The merger is subject to (i) approval by the shareholders of UPEN;
(ii) approval by the Federal Energy Regulatory Commission; (iii) the Form S-4 Registration Statement of WPSR being declared effective by the Securities and Exchange Commission;(iv) expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (v) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (vi) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (vii) the satisfaction of various other conditions.

The merger is expected to be completed in 1998 at which time UPEN will be merged with and into WPSR and the Upper Peninsula Power Company, UPEN's utility subsidiary, will become a wholly-owned subsidiary of WPSR. At the same time, the Board of Directors of WPSR will be expanded from nine to ten members to include one director nominated by UPEN.

KEWAUNEE NUCLEAR POWER PLANT STEAM GENERATOR STRATEGY

The Kewaunee Nuclear Power Plant ("Kewaunee") returned to service on June 12, 1997 after having been out of service since September 21, 1997 for routine maintenance and repair of steam generators. Kewaunee is jointly owned by Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company. Kewaunee is operated by Wisconsin Public Service Corporation ("WPSC"), the utility subsidiary of WPSR.

WPSC has proposed replacing the two steam generators at Kewaunee and is seeking permission from the Public Service Commission of Wisconsin ("PSCW") to undertake the replacement work in 1999. WPSC will not be withdrawing the replacement proposal at this time, but will use the time provided by the apparent success of the steam generator repairs to assess future alternatives with respect to a steam generator strategy. This evaluation of an alternative course of action is particularly appropriate in light of the uncertainties inherent in utility industry restructuring, the continuing ownership discussions between the Kewaunee owners, the success of the recent repairs, and information to be gained from the next inspection of the steam generators at the time of the next shutdown which is scheduled for the fall of 1998.

The availability of steam generator resleeving as a future repair option does not mean that the steam generators will not be replaced sometime in the future. At this time, it is felt that the resleeving alternative must be evaluated very carefully along with other alternatives before making any decisions with respect to the future of the current steam generators.

Background information regarding Kewaunee steam generator repair problems is set forth in the registrants' Annual Report on Form 10-K for the year ended December 31, 1996, Current Report on Form 8-K dated March 10, 1997, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and Current Report on Form 8-K dated
June 7, 1997.

SUMMER ELECTRIC ENERGY SUPPLY

Should the upper Midwest region of the United States experience extended periods of hot weather, widespread damaging storms, or unusual generating plant or transmission system constraints during the summer of 1997, the state of Wisconsin could potentially experience electricity shortages. At its open meeting on April 24, 1997, the PSCW approved an electric system reliability emergency plan that would be implemented should such circumstances occur. The plan requires that the eastern Wisconsin utilities, including WPSC, share their capacity reserves in time of emergency. Major nuclear generating units have been or are out of service in Illinois, Minnesota, and Wisconsin. Wisconsin routinely imports about 15% of its electricity from other states. Due to transmission system constraints, the eastern and central sections of the state of Wisconsin would most likely be affected by electricity shortages. WPSC and other members of the Wisconsin Reliability Assessment Group, consisting of seven public utilities, are working with the PSCW, other government agencies, large industrial customers, and other groups in an attempt to mitigate the impact of potential electric system reliability problems. The return of the Kewaunee Nuclear Power Plant to service on June 12, 1997 significantly increased the amount of generation available during the summer of 1997, but the potential for shortages still exists.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             The following documents are filed herewith:

               Exhibit 10.5   Deferred Compensation Plan
                                  WPS Resources Corporation

               Exhibit 10.6   Executive Employment and Severance
                              Agreement
                                  WPS Resources Corporation

               Exhibit 11     Statement Regarding Computation of Per
                              Share Earnings
                                  WPS Resources Corporation

               Exhibit 27     Financial Data Schedule
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

          (b)  REPORT ON FORM 8-K

               A current report on Form 8-K dated June 7, 1997 reporting on the return to service of the Kewaunee Nuclear Power Plant.
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WPS Resources Corporation



Date: July 25, 1997                          /s/ Diane Ford
                                      ________________________________
                                                 D. L. Ford
                                            Controller and Chief
                                             Accounting Officer

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



                                  Wisconsin Public Service Corporation



Date: July 25, 1997                          /s/ Diane Ford
                                      ________________________________
                                                 D. L. Ford
                                                 Controller


                                         (Duly Authorized Officer and
                                          Chief Accounting Officer)

                    WPS RESOURCES CORPORATION AND
                WISCONSIN PUBLIC SERVICE CORPORATION
                     EXHIBIT INDEX TO FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 1997



Exhibit No.                           Description
___________                           ___________

    10.5       Deferred Compensation Plan
                       WPS Resources Corporation

    10.6       Executive Employment and Severance Agreement
                       WPS Resources Corporation

    11         Statement Regarding Computation of Per Share Earnings
                       WPS Resources Corporation

    27         Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation