Form 10-Q
period 1997-09-30
WPS RESOURCES CORP
filed 1997-11-07
CIK 916863

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

            For the quarterly period ended September 30, 1997

                                   OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________  to __________



Commission       Registrant; State of Incorporation;         IRS Employer
File Number         Address; and Telephone Number         Identification No.
-----------      -----------------------------------      ------------------

  1-11337        WPS RESOURCES CORPORATION                    39-1775292
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 920-433-1466

  1-3016         WISCONSIN PUBLIC SERVICE CORPORATION         39-0715160
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 920-433-1466


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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         November 7, 1997

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         November 7, 1997
______________________________________________________________________________
______________________________________________________________________________

                      WPS RESOURCES CORPORATION
                                 AND
                WISCONSIN PUBLIC SERVICE CORPORATION
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                              CONTENTS
                                                             Page

          INTRODUCTION                                        4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                         5
               Consolidated Balance Sheets                    6
               Consolidated Statements of Capitalization      7
               Consolidated Statements of Cash Flows          8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income              9
               Consolidated Balance Sheets                   10
               Consolidated Statements of Capitalization     11
               Consolidated Statements of Cash Flows         12
               Consolidated Statements of Retained Earnings  13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          14 - 15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          16 - 25

PART II.  OTHER INFORMATION

Item 5.   Other Information                                  26 - 27

Item 6.   Exhibits and Reports on Form 8-K                   27

Signatures                                                   28 - 29

EXHIBIT INDEX                                                30

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

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristic of WPSC's utility operations, financial results for the periods ended September 30, 1997 and 1996 are not necessarily indicative of trends for any 12-month period.


                                              Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                  WPS RESOURCES CORPORATION

============================================================================================================================

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS               Three Months Ended              Nine Months Ended
(Thousands, except per share amounts)                                    September 30                    September 30
                                                                     1997            1996            1997            1996
============================================================================================================================

Operating revenues
Electric utility                                                   $124,408        $129,322        $365,635        $368,814
Gas utility                                                          25,518          25,758         149,424         144,402
Non-regulated energy and other                                       35,299          23,900         124,539          98,982
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            185,225         178,980         639,598         612,198
============================================================================================================================

Operating expenses
Electric production fuels                                            28,952          27,498          80,603          78,316
Purchased power                                                       9,588           9,873          38,645          26,205
Gas purchased for resale                                             17,123          18,186         104,616         100,146
Non-regulated energy cost of sales                                   33,167          24,720         119,778          99,236
Other operating expenses                                             33,820          41,784         110,113         121,810
Maintenance                                                           9,703          11,425          32,580          33,198
Depreciation and decommissioning                                     20,070          16,176          57,713          48,716
Taxes other than income                                               6,412           6,802          20,271          20,198
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            158,835         156,464         564,319         527,825
============================================================================================================================
Operating income                                                     26,390          22,516          75,279          84,373
----------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      34              35             102             105
Other, net                                                            1,531            (177)          8,243           2,701
----------------------------------------------------------------------------------------------------------------------------
Total other income                                                    1,565            (142)          8,345           2,806
============================================================================================================================
Income before interest expense                                       27,955          22,374          83,624          87,179
----------------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,656           5,346          16,835          16,187
Other interest                                                          844             743           2,434           2,017
Allowance for borrowed funds used during construction                   (25)            (28)            (89)            (92)
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,475           6,061          19,180          18,112
============================================================================================================================

Income before income taxes                                           21,480          16,313          64,444          69,067
Income taxes                                                          7,942           5,150          22,011          22,709
Minority interest                                                      (143)              -            (609)              -
Preferred stock dividends of subsidiary                                 778             778           2,333           2,333
----------------------------------------------------------------------------------------------------------------------------
Net income                                                           12,903          10,385          40,709          44,025
============================================================================================================================

Retained earnings at beginning of period                            316,898         320,381         311,794         308,965
Cash dividends on common stock                                       11,590          11,351          34,292          33,575
----------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $318,211        $319,415        $318,211        $319,415
============================================================================================================================

Average shares of common stock                                       23,870          23,893          23,875          23,893
Earnings per average share of common stock                            $0.54           $0.43           $1.71           $1.84
Dividend per share of common stock                                   $0.485          $0.475          $1.435          $1.405
============================================================================================================================


The accompanying notes are an integral part of these statements.


                                      WPS RESOURCES CORPORATION


======================================================================================================

CONSOLIDATED BALANCE SHEETS                                          September 30         December 31
(Thousands)                                                              1997                 1996
======================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------

Utility plant
Electric                                                              $1,501,349           $1,474,104
Gas                                                                      250,834              240,791
------------------------------------------------------------------------------------------------------
Total                                                                  1,752,183            1,714,895
Less - Accumulated depreciation and decommissioning                    1,014,633              952,296
------------------------------------------------------------------------------------------------------
Total                                                                    737,550              762,599
Nuclear decommissioning trusts                                           126,116              100,570
Construction in progress                                                   8,317               10,301
Nuclear fuel, less accumulated amortization                               19,274               19,381
------------------------------------------------------------------------------------------------------
Net utility plant                                                        891,257              892,851
======================================================================================================

Current assets
Cash and equivalents                                                       3,810                5,978
Customer and other receivables, net of reserves                           68,045              106,967
Accrued utility revenues                                                  19,004               35,386
Fossil fuel, at average cost                                               9,887                8,224
Gas in storage, at average cost                                           22,512               19,987
Materials and supplies, at average cost                                   19,309               19,944
Prepayments and other                                                     15,261               22,658
------------------------------------------------------------------------------------------------------
Total current assets                                                     157,828              219,144
======================================================================================================

Regulatory assets                                                         81,882               96,920
Net non-utility and non-regulated plant                                   19,027               19,738
Investments and other assets                                             115,034              102,011
======================================================================================================
Total                                                                 $1,265,028           $1,330,664
======================================================================================================

CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $  474,964           $  467,524
Preferred stock of subsidiary
  with no mandatory redemption                                            51,200               51,200
Long-term debt                                                           305,442              305,788
------------------------------------------------------------------------------------------------------
Total capitalization                                                     831,606              824,512
======================================================================================================

Current liabilities
Notes payable                                                             10,000               26,600
Commercial paper                                                          19,230               31,350
Accounts payable                                                          61,323               96,531
Accrued taxes                                                              4,180                1,350
Accrued interest                                                           5,238                8,134
Other                                                                      7,163               12,771
------------------------------------------------------------------------------------------------------
Total current liabilities                                                107,134              176,736
======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        125,873              130,208
Accumulated deferred investment credits                                   27,343               28,669
Regulatory liabilities                                                    47,664               48,870
Environmental remediation liabilities                                     40,286               41,697
Other long-term liabilities                                               85,865               80,173
------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         327,031              329,617
======================================================================================================
Minority interest                                                           (743)                (201)
======================================================================================================
Total                                                                 $1,265,028           $1,330,664
======================================================================================================


The accompanying notes are an integral part of these statements.

                                       WPS RESOURCES CORPORATION

=======================================================================================================

CONSOLIDATED STATEMENTS OF CAPITALIZATION                                September 30       December 31
(Thousands, except share amounts)                                            1997              1996
=======================================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                        $ 23,897           $ 23,897
Premium on capital stock                                                    145,021            145,021
Retained earnings                                                           318,211            311,794
Shares in deferred compensation trust, 29,756 and 14,223 shares at average cost of $29.19 and $31.16 per share at
  September 30, 1997 and December 31, 1996, respectively.                      (869)              (443)
ESOP loan guarantees                                                        (11,296)           (12,745)
-------------------------------------------------------------------------------------------------------
Total common stock equity                                                   474,964            467,524
=======================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                           13,200             13,200
         5.04%              30,000                                            3,000              3,000
         5.08%              50,000                                            5,000              5,000
         6.76%             150,000                                           15,000             15,000
         6.88%             150,000                                           15,000             15,000
-------------------------------------------------------------------------------------------------------
Total preferred stock                                                        51,200             51,200
=======================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                            50,000             50,000
        7.30%                2002                                            50,000             50,000
        6.80%                2003                                            50,000             50,000
        6-1/8%               2005                                             9,075              9,075
        6.90%                2013                                            22,000             22,000
        8.80%                2021                                            53,100             53,100
        7-1/8%               2023                                            50,000             50,000
-------------------------------------------------------------------------------------------------------
Total                                                                       284,175            284,175
Unamortized discount and premium on bonds, net                                 (912)              (978)
-------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  283,263            283,197
-------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                         11,296             12,745
Notes payable to bank, secured by non-regulated plant                        10,644              9,581
Other long-term debt                                                            239                265
-------------------------------------------------------------------------------------------------------
Total long-term debt                                                        305,442            305,788
=======================================================================================================
Total capitalization                                                       $831,606           $824,512
=======================================================================================================


The accompanying notes are an integral part of these statements.


                                    WPS RESOURCES CORPORATION


============================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Nine Months Ended
(Thousands)                                                               September 30
                                                                      1997            1996
============================================================================================

Cash flows from operating activities
Net income                                                         $ 40,709        $ 44,025

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     57,713          48,716
Amortization of nuclear fuel and other                                9,017          22,905
Deferred income taxes                                                (6,787)         (6,144)
Investment tax credit restored                                       (1,326)         (1,333)
Allowance for equity funds used during construction                    (102)           (105)
Pension income                                                       (8,790)         (9,321)
Post-retirement funding                                               3,723           5,363
Deferred demand-side management expenditures                             (5)         (5,197)
Other, net                                                            9,679           7,571

Changes in
Customer and other receivables                                       38,922          11,928
Accrued utility revenues                                             16,382          18,419
Fossil fuel inventory                                                (1,663)         (2,366)
Gas in storage                                                       (2,525)        (17,602)
Accounts payable                                                    (35,208)        (12,217)
Miscellaneous current and accrued liabilities                        (5,416)         (6,425)
Accrued taxes                                                         2,830             238
Gas refunds                                                            (240)         (5,677)
--------------------------------------------------------------------------------------------
Net cash from operating activities                                  116,913          92,778
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (45,844)        (62,833)
Purchase of other property and equipment                             (2,061)         (2,024)
Decommissioning funding                                             (11,749)         (6,734)
Purchase of investments and acquisitions                                560            (625)
Other                                                                 2,444             914
--------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (56,650)        (71,302)
============================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                        -          (6,900)
Issuance of notes payable                                           118,787         150,627
Redemption of notes payable                                        (134,324)       (143,411)
Issuance of other long-term debt                                        486               -
Redemption of other long-term debt                                     (542)              -
Issuance of commercial paper                                        496,568          81,500
Redemption of commercial paper                                     (508,688)        (72,000)
Cash dividends on common stock                                      (34,292)        (33,575)
Purchase of deferred compensation stock                                (426)           (322)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (62,431)        (24,081)
============================================================================================
Net increase (decrease) in cash and equivalents                      (2,168)         (2,605)
Cash and equivalents at beginning of period                           5,978           6,533
============================================================================================
Cash and equivalents at end of period                              $  3,810        $  3,928
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                  $ 19,862        $ 18,816
Income taxes                                                         26,770          27,424
Preferred stock dividends of subsidiary                               2,333           2,333
============================================================================================


The accompanying notes are an integral part of these statements.


                                         WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================================================

CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended              Nine Months Ended
(Thousands)                                                              September 30                    September 30
                                                                     1997            1996            1997            1996
============================================================================================================================

Operating revenues
Electric                                                           $124,408        $129,322        $365,635        $368,814
Gas                                                                  25,518          25,758         149,424         144,402
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            149,926         155,080         515,059         513,216
============================================================================================================================

Operating expenses
Electric production fuels                                            28,952          27,498          80,603          78,316
Purchased power                                                       9,588           9,873          38,645          26,205
Gas purchased for resale                                             16,732          18,186         104,141         100,146
Other operating expenses                                             30,466          38,699          98,770         115,841
Maintenance                                                           9,703          11,425          32,580          33,198
Depreciation and decommissioning                                     19,695          15,786          56,510          47,798
Federal income taxes                                                  6,675           6,424          18,879          21,326
Investment tax credit restored                                         (442)           (444)         (1,326)         (1,333)
State income taxes                                                    2,149           2,003           6,062           6,679
Gross receipts tax and other                                          6,394           6,802          20,219          20,198
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            129,912         136,252         455,083         448,374
============================================================================================================================
Operating income                                                     20,014          18,828          59,976          64,842
----------------------------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                      34              35             102             105
Other, net                                                            1,690           1,199           8,474           4,225
Income taxes                                                            141            (190)         (1,374)           (474)
----------------------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                   1,865           1,044           7,202           3,856
============================================================================================================================
Income before interest expense                                       21,879          19,872          67,178          68,698
----------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                            5,631           5,637          16,038          16,876
Other interest                                                          791             624           2,999           1,840
Allowance for borrowed funds used during construction                   (25)            (28)            (89)            (92)
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,397           6,233          18,948          18,624
============================================================================================================================
Net income                                                           15,482          13,639          48,230          50,074
Preferred stock dividend requirements                                   778             778           2,333           2,333
----------------------------------------------------------------------------------------------------------------------------
Earnings on common stock                                           $ 14,704        $ 12,861        $ 45,897        $ 47,741
============================================================================================================================


The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================================

CONSOLIDATED BALANCE SHEETS                                        September 30       December 31
(Thousands)                                                            1997              1996
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,501,349         $1,474,104
Gas                                                                    250,834            240,791
--------------------------------------------------------------------------------------------------
Total                                                                1,752,183          1,714,895
Less - Accumulated depreciation and decommissioning                  1,014,633            952,296
--------------------------------------------------------------------------------------------------
Total                                                                  737,550            762,599
Nuclear decommissioning trusts                                         126,116            100,570
Construction in progress                                                 8,317             10,301
Nuclear fuel, less accumulated amortization                             19,274             19,381
--------------------------------------------------------------------------------------------------
Net utility plant                                                      891,257            892,851
==================================================================================================

Current assets
Cash and equivalents                                                     2,316              4,165
Customer and other receivables, net of reserves                         46,448             66,234
Accrued utility revenues                                                19,004             35,326
Fossil fuel, at average cost                                             9,484              8,224
Gas in storage, at average cost                                         21,525             16,440
Materials and supplies, at average cost                                 19,309             19,796
Prepayments and other                                                   15,090             22,189
--------------------------------------------------------------------------------------------------
Total current assets                                                   133,176            172,374
==================================================================================================

Regulatory assets                                                       81,882             96,920
Net non-utility plant                                                    3,079              4,191
Investments and other assets                                           106,125             92,612
==================================================================================================
Total                                                               $1,215,519         $1,258,948
==================================================================================================


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                 $  451,478         $  448,425
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,384             14,612
Long-term debt                                                         294,798            296,207
--------------------------------------------------------------------------------------------------
Total capitalization                                                   811,860            810,444
==================================================================================================

Current liabilities
Note payable                                                            10,000             10,000
Commercial paper                                                        13,000             29,000
Accounts payable                                                        42,416             62,500
Accrued taxes                                                            4,180              1,350
Accrued interest                                                         5,238              8,134
Other                                                                    6,218             12,324
--------------------------------------------------------------------------------------------------
Total current liabilities                                               81,052            123,308
==================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      127,649            131,549
Accumulated deferred investment tax credits                             27,343             28,669
Regulatory liabilities                                                  47,664             48,870
Environmental remediation liabilities                                   40,286             41,697
Other long-term liabilities                                             79,665             74,411
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       322,607            325,196
==================================================================================================
Total                                                               $1,215,519         $1,258,948
==================================================================================================


The accompanying notes are an integral part of these statements.


                                WISCONSIN PUBLIC SERVICE CORPORATION

========================================================================================================

CONSOLIDATED STATEMENTS OF CAPITALIZATION                               September 30         December 31
(Thousands, except share amounts)                                           1997                1996
========================================================================================================

Common stock equity
Common stock                                                              $ 95,588             $ 95,588
Premium on capital stock                                                    73,842               73,842
Retained earnings                                                          293,344              291,740
ESOP loan guarantees                                                       (11,296)             (12,745)
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                  451,478              448,425
========================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                          13,200               13,200
         5.04%              30,000                                           3,000                3,000
         5.08%              50,000                                           5,000                5,000
         6.76%             150,000                                          15,000               15,000
         6.88%             150,000                                          15,000               15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                       51,200               51,200
========================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                            5,940                6,012
        7.35%                2016                                            8,444                8,600
--------------------------------------------------------------------------------------------------------
Total long-term debt to parent                                              14,384               14,612
========================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                           50,000               50,000
        7.30%                2002                                           50,000               50,000
        6.80%                2003                                           50,000               50,000
        6-1/8%               2005                                            9,075                9,075
        6.90%                2013                                           22,000               22,000
        8.80%                2021                                           53,100               53,100
        7-1/8%               2023                                           50,000               50,000
--------------------------------------------------------------------------------------------------------
Total                                                                      284,175              284,175
Unamortized discount and premium on bonds, net                                (912)                (978)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 283,263              283,197
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                        11,296               12,745
Other long-term debt                                                           239                  265
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                       294,798              296,207
========================================================================================================
Total capitalization                                                      $811,860             $810,444
========================================================================================================


The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Nine Months Ended
(Thousands)                                                              September 30
                                                                     1997            1996
============================================================================================

Cash flows from operating activities
Net income                                                         $ 48,230        $ 50,074

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     56,510          47,798
Amortization of nuclear fuel and other                                8,944          22,254
Deferred income taxes                                                (6,352)         (6,120)
Investment tax credit restored                                       (1,326)         (1,333)
Allowance for equity funds used during construction                    (102)           (105)
Pension income                                                       (8,790)         (9,321)
Post-retirement funding                                               3,723           5,363
Deferred demand-side management expenditures                             (5)         (5,197)
Other, net                                                            8,974          10,038
Changes in
Customer and other receivables                                       19,786           9,512
Accrued utility revenues                                             16,322          18,419
Fossil fuel inventory                                                (1,260)         (2,366)
Gas in storage                                                       (5,085)        (12,057)
Accounts payable                                                    (20,084)        (11,452)
Miscellaneous current and accrued liabilities                        (5,836)         (5,485)
Accrued taxes                                                         2,830             238
Gas refunds                                                            (240)         (5,677)
--------------------------------------------------------------------------------------------
Net cash from operating activities                                  116,239         104,583
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (45,843)        (62,925)
Decommissioning funding                                             (11,749)         (2,024)
Purchase of other property and equipment                                (95)         (6,734)
Other                                                                 2,225             681
--------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (55,462)        (71,002)
============================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                        -          (6,900)
Proceeds of long-term debt from parent                                    -           8,618
Proceeds from issuance of commercial paper                          166,600          81,500
Redemption of commercial paper                                     (182,600)        (72,000)
Preferred stock dividends                                            (2,333)         (2,333)
Common stock dividends                                              (34,293)        (33,575)
Dividend to parent                                                  (10,000)        (11,000)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (62,626)        (35,690)
============================================================================================
Net increase (decrease) in cash and equivalents                      (1,849)         (2,109)
Cash and equivalents at beginning of period                           4,165           4,471
============================================================================================
Cash and equivalents at end of period                              $  2,316        $  2,362
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                  $ 19,536        $ 18,816
Income taxes                                                         32,805          28,745
============================================================================================


The accompanying notes are an integral part of these statements.


                            WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                           Nine Months Ended
(Thousands)                                                              September 30
                                                                     1997            1996
============================================================================================

Balance at beginning of period                                     $291,740        $290,387
Add Net income                                                       48,230          50,074
--------------------------------------------------------------------------------------------
                                                                    339,970         340,461
--------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                            2,333           2,333
Dividends declared on common stock                                   34,293          33,575
Dividend to parent                                                   10,000          11,000
--------------------------------------------------------------------------------------------
                                                                     46,626          46,908
--------------------------------------------------------------------------------------------

Balance at end of period                                           $293,344        $293,553
============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

             WPS RESOURCES CORPORATION AND SUBSIDIARIES
                WISCONSIN PUBLIC SERVICE CORPORATION
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997


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

NOTE 4.  SEGMENT DISCLOSURES
____________________________

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information about operating segments and is effective for periods beginning after December 15, 1997. The Company will be adopting the requirements of this statement at year-end and has not yet determined the segments which will be disclosed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 96% and 81% of the Company's assets and revenues, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

Overview of Third Quarter of 1997 Compared to Third Quarter of 1996

Earnings per share at the Company were $.54 in 1997 compared to $.43 in 1996. Net income at the Company was $12.9 million for the third quarter 1997 compared to $10.4 million for the same period in 1996. Net income at WPSC was $14.7 million in 1997 compared to $12.9 million in 1996. Non-regulated losses were $1.8 million and $2.5 million for the third quarter 1997 and 1996, respectively. The primary reasons for the increase in earnings at the Company were decreased operating and maintenance expenses at WPSC, increased non-regulated energy margins, increased other income, and an increased gas utility margin. Partially offsetting these increases to earnings were a decrease in the electric utility margin and an increase in depreciation and decommissioning expense.

Electric Utility Operations

Electric utility margins were lower than 1996 by $6.1 million, or 6.6%, as a result of an 8.1% electric rate reduction authorized by the Public Service Commission of Wisconsin ("PSCW") on February 21, 1997.

                                        Third Quarter
                                 ---------------------------
Electric Margins (000's)            1997             1996
------------------------            ----             ----

Revenues                          $124,408         $129,322
Fuel and purchased power            38,540           37,371
                                   -------          -------

Margins                           $ 85,868           91,951
                                   =======          =======

Sales in kilowatt-hours (000)    2,969,193        2,895,337

Although overall electric kilowatt-hour ("Kwh") sales increased by 2.6%, electric revenues decreased $4.9 million, or 3.8%, during the third quarter of 1997 due primarily to the 8.1% rate decrease. Commercial and industrial Kwh sales increased 4.7%, while cooling degree days decreased 19.8%.

Electric fuels and purchased power increased $1.2 million, or 3.1%, in the third quarter of 1997. This increase was comprised of a $1.5 million increase in fuel expense and a $0.3 million decrease in purchased power expense. Overall, generation increased 5.4% in 1997 primarily as a result of increased nuclear generation. The Kewaunee Nuclear Power Plant ("Kewaunee") was down for maintenance in the third quarter of 1996. WPSC is the operator and 41.2% owner of Kewaunee.

Gas Utility Operations

Gas margins increased $0.8 million, or 10.9%, due primarily to a gas rate increase in 1997.

                                         Third Quarter
                                  --------------------------
Gas Margins (000's)                 1997             1996
-------------------                 ----             ----

Revenues                           $25,518          $25,758
Purchase costs                      17,123           18,186
                                    ------           ------

Margin                             $ 8,395          $ 7,572
                                    ======           ======

Sales volume in therms (000)        90,713           87,745


The PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause ("PGAC").

Gas operating revenues remained relatively stable during the third quarter of 1997 as compared to the third quarter of 1996. Gas sales volumes increased 3.4% while gas costs decreased 8.0%. Gas revenues also reflect implementation of a PSCW rate order authorizing a $5.7 million, or 2.7%, increase in gas rates.

Gas purchased for resale decreased $1.1 million, or 5.8%, in the third quarter of 1997 as compared to the same period in 1996. This decrease was due primarily to a $2.8 million refund from the ANR Pipeline
Company in the third quarter of 1997.

Non-Regulated Operations

Non-regulated energy and other operating revenues increased
$11.4 million, or 47.7%. Non-regulated energy revenues primarily represent the gas and electric sales of WPS Energy Services, Inc. ("ESI"), the Company's energy marketing subsidiary. The increase in non-regulated energy revenues consisted largely of increased gas sales at ESI of $10.6 million, or 45.0%, as a result of customer growth. In addition, ESI had increased revenues of $0.5 million related to electric sales.

Other operating revenues increased $0.3 million due to increased project revenues at WPS Power Development, Inc. ("PDI"), a company organized to participate in the development of electric generation projects and to provide services to the non-regulated electric power generation industry.

Non-regulated energy cost of sales increased $8.4 million, or 34.2%, due primarily to increased gas purchases at ESI.

Non-regulated operations experienced a loss of $1.8 million for the third quarter of 1997, an impact of approximately $.08 per share. The emphasis for non-regulated operations in the near term continues to be solidifying market share and developing the infrastructure necessary for the long term. ESI experienced an overall loss for the third quarter of 1997 in line with management's expectations. Management's plan at ESI calls for continued gas and electric customer growth with emphasis on products and market segments that will enhance opportunities for an increased margin, while controlling operating expenses. While PDI's majority-owned 53 megawatt Stoneman Plant began commercial operation as a merchant plant in August of 1996, management does not expect the plant to achieve consistent profitability until the plant is upgraded to 300 megawatts or larger, as planned, and certain transmission and regulatory issues are resolved. There are some legal and regulatory uncertainties in this area. PDI's project revenues partially offset the impact of costs related to investigation of possible energy-related investments and a loss for Stoneman operations, resulting in a small overall operating loss for the third quarter of 1997 as was anticipated by management.

Other Expenses

Other operating expenses at the Company decreased $8.0 million, or 19.1%.

Other operating expenses at WPSC decreased $8.2 million, or 21.3%. This decrease was due to lower customer service and accounts expenses of $3.0 million, lower administrative expenses of $2.2 million, and lower electric operating expenses of $2.1 million. These decreases were the result of several cost control efforts, lower benefit expenses, and completion in 1996 of the amortization related to a deferred coal and rail contract settlement.

Other operating expenses at ESI decreased $0.5 million due to lower administrative expenses. Other operating expenses at PDI increased $0.3 million as a result of expansion of the business. Other operating expenses also increased at the Company.

Maintenance expense decreased $1.7 million, or 15.1%, as a result of decreased electric transmission and distribution maintenance expenses and decreased maintenance expense at Kewaunee. Kewaunee was off-line in the third quarter of 1996.

Depreciation and decommissioning expenses increased $3.9 million, or 24.1%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

Other income increased $1.7 million in the third quarter of 1997 compared to the third quarter of 1996 due to a loss recorded at PDI in the third quarter of 1996 related to an industrial processing facility investment.

Overview of Nine Months of 1997 Compared to Nine Months of 1996

Earnings per share at the Company were $1.71 in 1997 compared to $1.84 in 1996. Net income at the Company was $40.7 million for the nine months ended September 30, 1997, and $44.0 million for the same period in 1996. Net income at WPSC was $45.9 million in 1997 compared to $47.7 million in 1996. Non-regulated losses were $5.2 million and $3.7 million in 1997 and 1996, respectively. The primary reason for the variance in earnings at the Company was a decrease in the electric margin at WPSC. The electric margin decrease was primarily a result of the implementation of a PSCW rate order on February 21, 1997, which authorized an 8.1% electric rate reduction. In addition, electric margins decreased due to increased replacement power costs as a result of an extended outage at Kewaunee. A $2.0 million per month surcharge authorized by the PSCW beginning on February 21, 1997, partially offset the increases to replacement power costs. Kewaunee returned to service in mid-June, 1997. Also contributing to the decreased earnings was an increase in depreciation and decommissioning expense. Partially offsetting these decreases to earnings were lower operating expenses at WPSC, increased non-regulated gas margins, and increased other income.

Electric Utility Operations

Electric margins decreased $17.9 million, or 6.8%, due to increased replacement power costs as a result of an extended outage at Kewaunee and implementation of a PSCW rate order which reduced electric rates. A surcharge authorized by the PSCW partially offset increases to replacement power costs in the latter part of the first quarter and in the second quarter of 1997.

                                          Nine Months
                                  --------------------------
Electric Margins (000's)            1997             1996
------------------------            ----             ----

Revenues                          $365,635         $368,814
Fuel and purchased power           119,248          104,521
                                   -------          -------

Margins                           $246,387         $264,293
                                   =======          =======

Sales in kilowatt-hours (000)    8,447,435        8,306,985

Electric revenues decreased $3.2 million, or .9%, during the first nine months of 1997 compared to the first nine months of 1996. Cooling degree days were 29.5% lower in the first nine months of 1997 than the same period in 1996. Commercial and industrial sales rose 5.4% while wholesale Kwh sales decreased 7.3% because WPSC did not have the generation available to make short-term opportunity sales to wholesale customers during the first six months of 1997.

Electric fuel and purchased power increased $14.7 million, or 14.1%, in the first nine months of 1997 compared to the first nine months of 1996. This increase was primarily the result of increased purchased power costs of $12.4 million, or 47.5%, reflecting a 30.5% increase in Kwh purchases. Purchased power requirements increased due to decreased production at Kewaunee as a result of an extended outage. Purchased power represented 21.8% of total Kwh sales for the nine-month period ended September 30, 1997 compared to 17.0% for the same period in 1996.

Gas Utility Operations

Gas margins remained fairly stable between the first nine months of 1997 and the first nine months of 1996 reflecting the implementation of a PSCW rate order on February 21, 1997, which authorized a 2.7% increase in gas revenues, offset by a 2.6% decrease in heating degree days.

                                          Nine Months
                                  --------------------------
Gas Margins (000's)                 1997             1996
-------------------                 ----             ----

Revenues                          $149,424         $144,402
Purchase costs                     104,616          100,146
                                   -------          -------

Margin                            $ 44,808         $ 44,256
                                   =======          =======

Sales volume in therms (000)       476,079          469,165

The PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Gas operating revenues increased $5.0 million, or 3.5%, during the first nine months of 1997 compared to the same period in 1996. This increase was due primarily to higher gas costs in the first quarter of 1997. Gas revenues also reflect the PSCW authorized rate increase of 2.7% and a one-time reduction of $.9 million in the first quarter based on a PSCW directive related to a change in the accounting treatment for previous customer line extensions.

Gas purchased for resale showed a net increase of $4.5 million, or 4.5%, in the first nine months of 1997 as compared to the same period in 1996 due primarily to increased gas costs in the first quarter of 1997.

Non-Regulated Operations

Non-regulated energy and other operating revenues increased
$25.6 million, or 25.8%. The increase in non-regulated energy revenues consisted largely of increased gas sales at ESI of $19.3 million, or 19.7%, as a result of customer growth and higher market prices for gas. ESI also had increased sales of $4.6 million related to electric sales. In addition, other operating revenues increased $1.6 million due to increased consulting activities and electric sales at PDI.

Non-regulated energy cost of sales increased $20.5 million, or 20.7%, due primarily to increased gas purchases and purchased power of $16.8 million and $3.6 million, respectively, at ESI. Gas and electric margins at ESI increased $2.5 million and $0.9 million, respectively, in the first nine months of 1997 compared to the same period in 1996.

Non-regulated operations experienced a loss of $5.2 million for the nine months ended September 30, 1997, an impact of approximately
$.22 per share. ESI experienced an overall loss for the nine months ended September 30, 1997, that was slightly larger than the overall loss for the comparable period in 1996. Although higher margins more than offset increased other operating expenses, increased interest costs due to financing of increased customer receivables and gas storage, coupled with gas trading results which were below expectations, resulted in a larger loss in 1997. Project revenues at PDI partially offset the impact of costs related to investigation of possible energy-related investments and a loss for Stoneman operations, resulting in a small overall operating loss for the nine months ended September 30, 1997, as was anticipated by management.

Other Expenses

Other operating expenses at the Company decreased $11.7 million, or 9.6%.

Other operating expenses at WPSC decreased $17.1 million, or 14.7%. This decrease was due to lower customer service and sales expenses of $6.8 million, lower administrative expenses of $3.8 million, and lower generation operating expenses of $4.9 million resulting from completion in 1996 of the retail amortization related to a deferred coal and rail contract settlement. The lower customer service and sales expenses and the lower administrative expenses were the result of several cost savings initiatives, as well as reduced post-retirement medical, dental, and other benefit expenses. Also included in the decrease in operating expenses at WPSC were lower gas operating expenses of $1.2 million which represents gas servicing activities which were directed to be transferred to non-utility by the PSCW. These expenses are now included as other income and deductions. In addition, reflected in the decreased operating expenses for 1997 is $0.3 million of gain on the sale of emission allowances. This gain represents sales of emission allowances which had previously been deferred. The PSCW had approved a two-year amortization period for this gain beginning on February 21, 1997.

Other operating expenses at ESI increased $1.7 million, or 41.3%, due to expansion of the business. Other operating expenses at PDI increased $2.3 million as a result of expansion of the business and operation of the Stoneman Power Plant. Other operating expenses also increased $1.4 million at the Company.

Depreciation and decommissioning expenses increased $9.0 million, or 18.5%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

Other income increased $5.5 million, or 205.2%, due primarily to gains on the sale of non-utility property at WPSC which represented approximately $.07 per share after income tax effects. Also reflected in this increase were losses recorded by PDI in the second and third quarters of 1996 related to an industrial processing facility investment representing approximately $.05 per share after income tax effects.

FINANCIAL CONDITION

Internally generated funds exceeded the Company's cash requirements resulting in the reduction of short-term borrowings during the first nine months of 1997. Pretax interest coverage was 4.20 times for the 12 months ended September 30, 1997 for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

Capital requirements for WPSC are principally for construction expenditures and payments to the nuclear decommissioning trust. These cash requirements are expected to be met primarily through internal sources and short-term borrowing. There are no firm agreements in place that would result in significant capital expenditures for non-regulated projects.

The company may periodically issue additional long-term debt, common stock, and preferred stock to reduce short-term debt and maintain desired capitalization ratios. The specific forms, amounts, and timing have not been determined and will depend on the availability of projects, market conditions, and other factors.

Effective March 20, 1997, WPSC received authorization from the PSCW to defer all costs associated with the repair of the Kewaunee steam generators. The joint owners of Kewaunee will be requesting rate recovery of these deferred costs in a future rate proceeding. Repairs are complete and approximately $3.8 million (WPSC's portion) has been deferred through September 30, 1997.

During this past summer, Governor Tommy Thompson requested reports from the PSCW, electric utilities, and industrial customers assessing the electric capacity problems experienced during this past spring and summer in eastern Wisconsin. The reports provide analyses and recommendations on how to assure future reliability and make recommendations to improve the effectiveness of the state's utility regulatory processes. WPSC participated in the development of the electric utility report. The Governor is expected to make a recommendation based on the reports.

On July 1, 1997, the PSCW authorized WPSC to defer all advertising costs associated with developing a communication plan to educate customers on the potential energy shortage. WPSC was also authorized to defer all costs related to returning its fossil fueled plant, Pulliam Unit 3, to service and all subsequent operating costs for Pulliam Unit 3 until the next rate filing. The recovery of these deferred costs will then be considered in a future rate proceeding. To date, approximately $0.3 million has been deferred.

WPSC filed an electric fuel application proposing a $.00082 per Kwh increase in electric retail rates with the PSCW on July 3, 1997. WPSC has since withdrawn this application.

In the third quarter of 1997, WPSC received an additional portion of the $13.3 million manufactured gas plant remediation insurance settlement that it anticipates receiving during 1997. Insurance recoveries are being deferred and will offset future remediation costs as the PSCW prescribes in future rate proceedings.

A PSCW order granting a Certificate of Public Convenience and Necessity related to the De Pere Energy Center was issued on

October 9, 1997. WPSC has a 25-year commitment to purchase the output of the facility which is scheduled for operation in 1999 and will account for the transaction as a capital lease. Any necessary capital adjustments will be made and appropriate rate relief is expected.

In response to the electric capacity problems recently experienced, the PSCW is accelerating its review of steam generator replacement at Kewaunee. A decision is expected from the PSCW in March or April of 1998.

The chair of the PSCW has developed a recommendation to reconfigure the current 32-step process designed to achieve a restructured electric utility industry into a 7-step process. The 7-step process is intended to achieve the same time line for restructuring as the original process. The PSCW is expected to rule on the proposed process during the fourth quarter of 1997.

The Company's contract with the International Union of Operating
Engineers Local 310 expired on October 28, 1997. Contract negotiations continue to address a few unresolved issues.

The Company has completed an assessment of the impact of the year 2000 compliance on its computer systems. A plan has been developed which will enable systems to be compliant by the year 2000 at an estimated internal labor and third party cost of approximately $11.6 million.

                      Part II.  OTHER INFORMATION


Item 5. Other Information

De Pere Energy Center

During the third quarter, the Public Service Commission of Wisconsin ("PSCW") announced its decision to issue a Certificate of Public Convenience and Necessity ("CPCN") authorizing the construction of the De Pere Energy Center by De Pere Energy LLC (organized by Polsky Energy Corporation). The PSCW order granting the CPCN was issued early in October.

Under the terms of Wisconsin Public Service Corporation's ("WPSC") agreement with De Pere Energy LLC, WPSC has a 25-year commitment to purchase the output of the facility. The agreement provides that the 179-megawatt facility will initially be operated as a combustion turbine. The facility will be converted to a 232-megawatt combined cycle operation at WPSC's direction or after the fifth year of operation. The contract will be accounted for as a capital lease by WPSC.

Electric Reliability in Wisconsin

During this past summer, Wisconsin Governor Tommy Thompson requested reports from the PSCW, electric utilities, and industrial customers assessing the electric capacity problems experienced during this past spring and summer in eastern Wisconsin. The reports provided analyses and recommendations on how to assure future reliability, and make recommendations to improve the effectiveness of the state's utility regulatory processes. These reports were delivered to the Governor at the end of September. WPSC participated in the development of the electric utility report.

Although the events which came together to create problems this past spring and summer are not expected to reoccur the same way in the future, they have highlighted the need to promptly address the short-term and longer-term actions necessary to assure reliable electric supply in Wisconsin. WPSC supports changes which would permit the development of merchant power plants, the development of cost effective transmission projects to increase the power import capability from the south and west, and the development of a regional independent system operator to coordinate the operation of the transmission system in the region. WPSC anticipates that it will continue to provide reliable electric energy supply.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The following documents are filed herewith:

             Exhibit 11     Statement Regarding Computation of Per
                            Share Earnings
                                WPS Resources Corporation

             Exhibit 27     Financial Data Schedule
                                WPS Resources Corporation
                                Wisconsin Public Service Corporation

        (b)  Report on Form 8-K

             A current report on Form 8-K dated October 20, 1997 regarding financial results of WPS Resources
             Corporation for the quarterly period ended
             September 30, 1997
                  WPS Resources Corporation

PAGE

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WPS Resources Corporation



Date: November 7, 1997                       /s/ Diane Ford
                                      ________________________________
                                                 Diane L. Ford
                                                 Controller and Chief
                                                 Accounting Officer

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



                                  Wisconsin Public Service Corporation


Date: November 7, 1997                       /s/ Diane Ford
                                      ________________________________
                                                 Diane L. Ford
                                                 Controller

                                        (Duly Authorized Officer and
                                          Chief Accounting Officer)

                    WPS RESOURCES CORPORATION AND
                WISCONSIN PUBLIC SERVICE CORPORATION
                     EXHIBIT INDEX TO FORM 10-Q
               FOR THE QUARTER ENDED SEPTEMBER 30, 1997



Exhibit No.                     Description
___________                     ___________

    11          Statement Regarding Computation of Per Share Earnings
                     WPS Resources Corporation

    27          Financial Data Schedule
                     WPS Resources Corporation
                     Wisconsin Public Service Corporation