Form 10-K
period 1997-12-31
WPS RESOURCES CORP
filed 1998-03-06
CIK 916863

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

WPS RESOURCES CORPORATION  Common Stock,            New York Stock Exchange
                           $1 par value               and Chicago Stock
                                                      Exchange

                           Rights to purchase       New York Stock Exchange
                           Common Stock pursuant      and Chicago Stock
                           to Rights Agreement        Exchange
                           dated December 12, 1996

PAGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of
-----------------------------------------------------------------------------
the Registrant.
---------------

          WPS RESOURCES CORPORATION

                   $781,131,945 as of March 4, 1998

          WISCONSIN PUBLIC SERVICE CORPORATION

                   None

Number of shares outstanding of each class of common stock, as of December 31,
------------------------------------------------------------------------------
1997
----

WPS RESOURCES CORPORATION               Common Stock, $1 par value,
                                        23,896,962 shares

WISCONSIN PUBLIC SERVICE CORPORATION    Common Stock, $4 par value,
                                        23,896,962 shares


               DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 7, 1998 is incorporated into Parts I and III.

PAGE

                    WPS RESOURCES CORPORATION
                               and
               WISCONSIN PUBLIC SERVICE CORPORATION

                            FORM 10-K
     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
               For the Year Ended December 31, 1997


                        TABLE OF CONTENTS

DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .v

PART I

 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

     A. GENERAL
           WPS Resources Corporation . . . . . . . . . . . . . . . . . . .1
           Wisconsin Public Service Corporation. . . . . . . . . . . . . .1
           Regulatory Oversight. . . . . . . . . . . . . . . . . . . . . .2
           Year 2000 Compliance. . . . . . . . . . . . . . . . . . . . . .2
           Forward-Looking Statements. . . . . . . . . . . . . . . . . . .2

     B. ELECTRIC MATTERS
           Electric Operations . . . . . . . . . . . . . . . . . . . . . .3
           Generating Capacity . . . . . . . . . . . . . . . . . . . . . .3
           Kewaunee Nuclear Power Plant. . . . . . . . . . . . . . . . . .4
           Fuel Supply . . . . . . . . . . . . . . . . . . . . . . . . . .6
              Electric Generation Mix. . . . . . . . . . . . . . . . . . .6
              Fuel Costs . . . . . . . . . . . . . . . . . . . . . . . . .6
              Coal . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
              Nuclear. . . . . . . . . . . . . . . . . . . . . . . . . . .6
           Regulatory Matters in the Wisconsin Jurisdiction. . . . . . . .7
              Industry Restructuring . . . . . . . . . . . . . . . . . . .7
              Independent System Operator. . . . . . . . . . . . . . . . .8
              Merger Activity. . . . . . . . . . . . . . . . . . . . . . .9
              Electric Supply Issues . . . . . . . . . . . . . . . . . . .9
              Customer Rate Matters. . . . . . . . . . . . . . . . . . . 10
           Regulatory Matters in the Michigan Jurisdiction . . . . . . . 10
              Industry Restructuring . . . . . . . . . . . . . . . . . . 10
              Customer Rate Matters. . . . . . . . . . . . . . . . . . . 11
           Regulatory Matters in the FERC Jurisdiction . . . . . . . . . 11
              Customer Rate Matters. . . . . . . . . . . . . . . . . . . 11
              Open Access Transmission Tariff. . . . . . . . . . . . . . 11
              Marketer Status. . . . . . . . . . . . . . . . . . . . . . 11
              Wholesale Status . . . . . . . . . . . . . . . . . . . . . 11
              Regulatory Compliance. . . . . . . . . . . . . . . . . . . 12
              Hydroelectric Licenses . . . . . . . . . . . . . . . . . . 12
           Other Matters . . . . . . . . . . . . . . . . . . . . . . . . 12
              Research and Development . . . . . . . . . . . . . . . . . 12
              Customer Segmentation. . . . . . . . . . . . . . . . . . . 12
           Electric Financial Summary. . . . . . . . . . . . . . . . . . 13
           Electric Operating Statistics . . . . . . . . . . . . . . . . 14
              WPS Resources Corporation. . . . . . . . . . . . . . . . . 14
              Wisconsin Public Service Corporation . . . . . . . . . . . 15

     C. GAS MATTERS
           Wisconsin Public Service Corporation's Gas Market . . . . . . 16
           Gas Supply. . . . . . . . . . . . . . . . . . . . . . . . . . 16
              General. . . . . . . . . . . . . . . . . . . . . . . . . . 16
              Pipeline Capacity and Storage. . . . . . . . . . . . . . . 17
              Gas Supply Contracts . . . . . . . . . . . . . . . . . . . 18
              New Pipeline Supply Source . . . . . . . . . . . . . . . . 18
           Federal Regulatory Activities . . . . . . . . . . . . . . . . 19
              Dakota . . . . . . . . . . . . . . . . . . . . . . . . . . 19
              Viking Costs on ANR Pipeline . . . . . . . . . . . . . . . 19
              ANR Rate Case Settlement . . . . . . . . . . . . . . . . . 19
           Wisconsin Regulatory Activities . . . . . . . . . . . . . . . 20
              General. . . . . . . . . . . . . . . . . . . . . . . . . . 20
              Gas Cost Recovery Mechanism. . . . . . . . . . . . . . . . 20
              Gas Distribution Restructuring . . . . . . . . . . . . . . 20
              Customer Rate Matters. . . . . . . . . . . . . . . . . . . 21
           Michigan Regulatory Activities. . . . . . . . . . . . . . . . 21
              Gas Cost Recovery. . . . . . . . . . . . . . . . . . . . . 21
              Gas Distribution Restructuring . . . . . . . . . . . . . . 21
              Customer Rate Matters. . . . . . . . . . . . . . . . . . . 21
           Gas Financial Summary . . . . . . . . . . . . . . . . . . . . 22
           Gas Operating Statistics. . . . . . . . . . . . . . . . . . . 23
              WPS Resources Corporation. . . . . . . . . . . . . . . . . 23
              Wisconsin Public Service Corporation . . . . . . . . . . . 24

     D. NONREGULATED BUSINESS ACTIVITIES
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
           WPS Energy Services, Inc. . . . . . . . . . . . . . . . . . . 25
           WPS Power Development, Inc. . . . . . . . . . . . . . . . . . 25
           Earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . 26

     E. ENVIRONMENTAL MATTERS
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
           Air Quality . . . . . . . . . . . . . . . . . . . . . . . . . 26
           Water Quality . . . . . . . . . . . . . . . . . . . . . . . . 27
           Gas Plant Cleanup . . . . . . . . . . . . . . . . . . . . . . 27

     F. CAPITAL REQUIREMENTS . . . . . . . . . . . . . . . . . . . . . . 28

     G. EMPLOYEES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

     A. UTILITY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

     B. NONREGULATED . . . . . . . . . . . . . . . . . . . . . . . . . . 31

 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 31

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 31

 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . 32

     A. EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION. . . . . . . . . 32

     B. EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION . . . 33

PART II

 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . 34
        WPS Resources Corporation Common Stock Two-Year Comparison . . . 34
        Dividend Restrictions. . . . . . . . . . . . . . . . . . . . . . 34
        Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . 34

 6.  SELECTED FINANCIAL DATA

     WPS RESOURCES CORPORATION
     COMPARATIVE FINANCIAL STATEMENTS AND
     FINANCIAL STATISTICS (1993 TO 1997)

     A. CONSOLIDATED STATEMENTS OF INCOME. . . . . . . . . . . . . . . . 35
     B. CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . 36
     C. FINANCIAL STATISTICS . . . . . . . . . . . . . . . . . . . . . . 37

     WISCONSIN PUBLIC SERVICE CORPORATION
     COMPARATIVE FINANCIAL DATA AND FINANCIAL
     STATISTICS (1993 TO 1997)

     D. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . 38
     E. FINANCIAL STATISTICS . . . . . . . . . . . . . . . . . . . . . . 39

 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR WPS RESOURCES CORPORATION AND
     WISCONSIN PUBLIC SERVICE CORPORATION. . . . . . . . . . . . . . . . 40

 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     WPS RESOURCES CORPORATION
     A. CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS. . . . . 52
     B. CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . 53
     C. CONSOLIDATED STATEMENTS OF CAPITALIZATION. . . . . . . . . . . . 55
     D. CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . 56
     E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . 57
     F. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . 76

     WISCONSIN PUBLIC SERVICE CORPORATION
     G. CONSOLIDATED STATEMENTS OF INCOME. . . . . . . . . . . . . . . . 77
     H. CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . 78
     I. CONSOLIDATED STATEMENTS OF CAPITALIZATION. . . . . . . . . . . . 80
     J. CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . 81
     K. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS . . . . . . . . . . 82
     L. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . 83
     M. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . 84

 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . 85

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . 85

11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . 85

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . 85

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . 85

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . 86

     DESCRIPTION OF DOCUMENTS. . . . . . . . . . . . . . . . . . . . . . 88
     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 94

     SCHEDULE III - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
     WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)
     A. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . 95
     B. STATEMENTS OF INCOME AND RETAINED EARNINGS . . . . . . . . . . . 96
     C. BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . 97
     D. STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . 98
     E. NOTES TO PARENT COMPANY FINANCIAL STATEMENTS . . . . . . . . . . 99

EXHIBITS

10F-1   Power Purchase Agreement Between De Pere
        Energy LLC and Wisconsin Public Service
        Corporation dated November 8, 1995 and
        amended by a Letter Agreement dated
        February 18, 1997
             Wisconsin Public Service Corporation. . . . . . . . . . . .100

10G-1   WPS Resources Corporation Amended and Restated
        Deferred Compensation Plan Effective January 1,
        1998
             WPS Resources Corporation . . . . . . . . . . . . . . . . .213

10G-3   WPS Resources Corporation Short-Term Variable
        Pay Plan Effective January 1, 1998
             WPS Resources Corporation . . . . . . . . . . . . . . . . .240

11      Statement Regarding Computation of Per Share
        Earnings
             WPS Resources Corporation . . . . . . . . . . . . . . . . .248

21      Subsidiaries of the Registrant . . . . . . . . . . . . . . . . .249

23      Consent of Independent Public Accountants. . . . . . . . . . . .250

24      Powers of Attorney . . . . . . . . . . . . . . . . . . . . . . .251

27      Financial Data Schedule
             WPS Resources Corporation . . . . . . . . . . . . . . . . .259
             Wisconsin Public Service Corporation. . . . . . . . . . . .260

                           DEFINITIONS


The following abbreviations and acronyms are used in the text of this Form 10-K:

Act . . . . . . . . . . . Federal Clean Air Act Amendments of 1990

AFUDC . . . . . . . . . . Allowance for funds used during construction

ANR . . . . . . . . . . . ANR Pipeline Company

APBO. . . . . . . . . . . Accrued postretirement benefit obligation

Btu . . . . . . . . . . . British thermal unit

Columbia *. . . . . . . . The Columbia Energy Center

CWIP. . . . . . . . . . . Construction work in progress

Dakota *. . . . . . . . . Dakota Gasification Plant

De Pere . . . . . . . . . De Pere Energy Center

DNR . . . . . . . . . . . Wisconsin Department of Natural Resources

DOE . . . . . . . . . . . United States Department of Energy

DSM . . . . . . . . . . . Demand-side management of energy use

Dth . . . . . . . . . . . Dekatherm

Edgewater * . . . . . . . The Edgewater Unit 4 power plant

EPA . . . . . . . . . . . United States Environmental Protection Agency

ESOP. . . . . . . . . . . Employee Stock Ownership Plan and Trust of
                          Wisconsin Public Service Corporation

ESI . . . . . . . . . . . WPS Energy Services, Inc., a nonregulated subsidiary of WPS Resources Corporation

FASB. . . . . . . . . . . Financial Accounting Standards Board

FERC. . . . . . . . . . . Federal Energy Regulatory Commission

Great Lakes . . . . . . . Great Lakes Transmission Company

GSR . . . . . . . . . . . Gas supply realignment

Interface . . . . . . . . Constrained Minnesota to Eastern Wisconsin
                          transmission interface

ISO . . . . . . . . . . . Independent system operator

Kewaunee. . . . . . . . . Kewaunee Nuclear Power Plant
kVa . . . . . . . . . . . Kilovolt-ampere

kw. . . . . . . . . . . . Kilowatts

kWh . . . . . . . . . . . Kilowatt-hour

MG&E. . . . . . . . . . . Madison Gas and Electric Company

MPSC. . . . . . . . . . . Michigan Public Service Commission

NRC . . . . . . . . . . . Nuclear Regulatory Commission

Order . . . . . . . . . . Order No. 636 issued by the Federal Energy
                          Regulatory Commission in April 1992

PD. . . . . . . . . . . . Pricing differential

PDI . . . . . . . . . . . WPS Power Development, Inc., a nonregulated subsidiary of WPS Resources Corporation

PGAC. . . . . . . . . . . Purchased gas adjustment clause

Polsky. . . . . . . . . . Polsky Energy Corporation

PBR . . . . . . . . . . . Performance based rates

PSCW. . . . . . . . . . . Public Service Commission of Wisconsin

Pulliam * . . . . . . . . The Pulliam generating facility

River Power . . . . . . . Wisconsin River Power Company

SEC . . . . . . . . . . . Securities and Exchange Commission

SFAS. . . . . . . . . . . Statement of Financial Accounting Standards

Sheboygan II. . . . . . . Property adjacent to the Sheboygan River previously used by Wisconsin Public Service
                          Corporation for the gasification of coal

Stoneman. . . . . . . . . Stoneman Power Plant, a merchant steam plant

Superfund * . . . . . . . Comprehensive Environmental Response,
                          Compensation, and Liability Act

TransCanada . . . . . . . TransCanada Pipelines

Union . . . . . . . . . . Local 310 of the International Union of
                          Operating Engineers which represents certain
                          Wisconsin Public Service Corporation employees

UPEN. . . . . . . . . . . Upper Peninsula Energy Corporation

UPPCO . . . . . . . . . . Upper Peninsula Power Company

Viking. . . . . . . . . . Viking Gas Transmission Company

WDG . . . . . . . . . . . Wisconsin Distributors Group

WEPCO . . . . . . . . . . Wisconsin Electric Power Company

Weston *. . . . . . . . . The Weston generating facility

WP&L. . . . . . . . . . . Wisconsin Power and Light Company

WPPI. . . . . . . . . . . Wisconsin Public Power, Inc.

WPSC. . . . . . . . . . . Wisconsin Public Service Corporation, a
                          regulated electric and gas utility and the principal subsidiary of WPS Resources
                          Corporation

WPSR. . . . . . . . . . . WPS Resources Corporation, a holding company





-----
* Indicates items not defined elsewhere in this report.

                              PART I


ITEM 1.  BUSINESS

                           A.  GENERAL

                    WPS RESOURCES CORPORATION

     WPS Resources Corporation ("WPSR"), a Wisconsin Corporation, was incorporated on December 3, 1993 and operates as a holding company with both regulated (utility) and nonregulated business units. WPSR's principal wholly-owned subsidiaries, each of which is a Wisconsin corporation, are:
Wisconsin Public Service Corporation ("WPSC"), a regulated electric and gas utility; and WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. ("PDI"), both nonregulated subsidiaries. WPSC, ESI, and PDI represent approximately 79%, 21%, and .2% of WPSR's consolidated revenues for 1997 and 95%, 4%, and 1% of WPSR's consolidated assets at December 31, 1997, respectively. All of WPSR's net income for 1997 was derived from WPSC.

     On July 10, 1997, WPSR announced an agreement to merge with Upper Peninsula Energy Corporation ("UPEN"). The S-4 Registration Statement of WPSR was declared effective by the Securities and Exchange Commission ("SEC") on December 5, 1997. The shareholders of UPEN approved the merger on January 29, 1998. The merger is subject to (1) approval by the Federal Energy Regulatory Commission ("FERC"); (2) approval by the SEC under the Public Utility Holding Company Act of 1935; (3) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (4) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (5) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (6) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. UPEN will merge with and into WPSR, and Upper Peninsula Power Company ("UPPCO"), UPEN's utility subsidiary, will become a wholly-owned subsidiary of WPSR. Each of the 2,950,001 outstanding shares of UPEN common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value), subject to adjustment for fractional shares, as provided in the merger agreement.

On a stand-alone basis, WPSR incurred a net loss in 1997 of $1.0 million, compared with net income of $0.8 million in 1996. The 1997 WPSR stand-alone loss was attributable primarily to costs related to the proposed merger with UPEN.

               WISCONSIN PUBLIC SERVICE CORPORATION

     At December 31, 1997, WPSC served 374,516 electric retail customers and 218,299 gas retail customers in an 11,000 square mile service territory in northeastern and central Wisconsin and an adjacent part of Upper Michigan. Additionally, WPSC provides wholesale (full or partial requirements) electric service, either directly or indirectly, to 12 municipal utilities, 3 Rural Electrification Administration financed electric cooperatives, and a privately held utility. Operating revenues in the year 1997 were derived 97% from Wisconsin customers and 3% from Michigan customers. Of total revenues in 1997, 69% were from electric operations and 31% were from gas operations. Of total electric revenues, 90% were from retail sales and 10% were from wholesale sales.

     WPSC's retail service areas are principally protected by indeterminate permits secured by statute in Wisconsin and through franchises granted by municipalities in Michigan.

                      REGULATORY OVERSIGHT

     WPSR is exempt from registration under the Public Utility Holding Company Act of 1935, as amended, but is subject to the various requirements and prohibitions of the Wisconsin Public Utility Holding Company Act.

     Utility rates, service, and securities issues of WPSC are subject to regulation by the Public Service Commission of Wisconsin ("PSCW") and the Michigan Public Service Commission ("MPSC"); and WPSC is subject to regulation of its wholesale electric rates, hydroelectric projects, and certain other matters by the FERC. WPSC is also subject to limited regulation by local authorities. WPSC follows Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles of various jurisdictions. These include the PSCW, 90% of revenues, the MPSC, 3% of revenues, and the FERC, 7% of revenues. The operation of the Kewaunee Nuclear Power Plant ("Kewaunee") is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC").

                      YEAR 2000 COMPLIANCE

     WPSR has completed an initial assessment of the impact of year 2000 compliance on its computer systems. WPSR worked with a consultant beginning in 1996 to analyze the year 2000 problem. Plans have been established to analyze all in-house and third party software products and applications. A preliminary plan indicates that all major in-house developed systems are expected to be in compliance by the end of 1998. The plan is intended to enable all systems to be in compliance by the year 2000. The most recent estimated future internal labor and third party cost of year 2000 compliance is approximately $13.4 million.

                  FORWARDING-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although WPSR believes that its expectations are based on reasonable assumptions, no assurance can be given that actual results may not differ materially from those in the forward-looking statements included in this report for reasons that include: the speed and degree to which competition enters the electric and natural gas industries; state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery, and have an impact on rate structures; the economic climate and industrial, commercial, and residential growth in areas served by WPSC and ESI; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; conditions in the capital markets; and growth in opportunities for ESI and PDI.

     A forward-looking statement speaks only as of the date on which such statement is made, and WPSR does not undertake to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for WPSR to predict all such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.


                      B.  ELECTRIC MATTERS

                      ELECTRIC OPERATIONS

     The largest communities served at retail with electricity are the cities of Green Bay, Oshkosh, Wausau, and Stevens Point.

                      GENERATING CAPACITY

     Coordinated planning for generation and transmission is a function of the Wisconsin Upper Michigan Systems of which WPSC is a member. Other members include Madison Gas and Electric Company ("MG&E"), UPPCO, Wisconsin Electric Power Company ("WEPCO"), Wisconsin Power and Light Company ("WP&L"), and Wisconsin Public Power, Inc. ("WPPI"). Existing and planned interconnections with other neighboring utilities provide a further means of sharing reserve capacities and interchanging energy.

      WPSC experienced a 1997 net firm load peak of 1,607,000 kilowatts ("kw") on July 17. Considering a firm purchase of 234,000 kw and a total generating capability of 1,831,300 kw, the system reserve margin was 30.1%. In addition, 13,300 kw of firm opportunity sales were served during the peak hour. WPSC's future generating reserves, adjusted for firm purchases, firm sales, and planned capacity additions, are estimated to be above the planning criteria of a 18% minimum reserve in 1998 and 1999. See Part I, Item 2, PROPERTIES, at page 30 for information concerning generating facilities.

     During 1997, the PSCW authorized Polsky Energy Corporation ("Polsky"), an independent power producer, to build the De Pere Energy Center ("De Pere"), a 179-megawatt combustion turbine generating facility that is scheduled to be operational in 1999. De Pere will be converted to a 232-megawatt combined cycle operation on or after the fifth year of operation, per the requirements of the contract. A combined-cycle unit is a type of combustion turbine in which the hot exhaust gases pass through a heat recovery steam generator to produce steam that drives a steam turbine generator which produces approximately one-third of the power generated. WPSC has a 25-year contract to purchase capacity and energy from De Pere. WPSC will furnish the natural gas fuel for the facility and is working closely with Polsky to ensure that there are adequate transmission lines serving De Pere.

      WPSC owns 33.1% of the outstanding capital stock of Wisconsin River Power Company ("River Power"). The business of River Power consists of the ownership and operation of two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of approximately
38.7 megawatts. The output of the hydroelectric plants is sold, at the sites of the plants, to the three joint owners (Consolidated Water Power Company of Wisconsin Rapids, Wisconsin; Wisconsin Power and Light Company of Madison, Wisconsin; and WPSC of Green Bay, Wisconsin) substantially in proportion to their stock ownership interests.

                  KEWAUNEE NUCLEAR POWER PLANT

     The Kewaunee Nuclear Power Plant ("Kewaunee"), a 562-megawatt pressurized water reactor plant, is operated by WPSC and is jointly owned by WPSC (41.2%), WP&L (41.0%), and MG&E (17.8%). The Kewaunee operating license expires in 2013.

     Kewaunee returned to service on June 12, 1997 after having been out of service since September 21, 1996 for refueling, routine maintenance, and repair of the two steam generators. The original Kewaunee steam generator tubes are susceptible to corrosion and cracking. Tubes are repaired by inserting sleeves (tubes within tubes) in the original steam generator tubes. The most recent repair was undertaken when previously repaired tubes failed. The repair consisted of removing old sleeves and inserting new slightly longer sleeves which cover the areas of concern in the original steam generator tubes. The new sleeves will be inspected during the next refueling and maintenance outage which is scheduled for the fall of 1998. Kewaunee is operating at 97% of rated capacity because certain steam generator tubes have been removed from service rather than repaired.

     Kewaunee operated for 238 consecutive days before being removed from service on February 6, 1998 for repair of a reactor coolant pump seal. The plant was returned to service on February 13, 1998.

     Additional replacement power costs due to the extended Kewaunee outage were recovered by a $2.0 million per month customer surcharge during the period February 21, 1997 through July 1, 1997. Kewaunee steam generator repair costs have been deferred as authorized by the PSCW. The WPSC portion of these costs is approximately $3.6 million. The owners have requested the PSCW to approve recovery of these costs through a customer surcharge which for WPSC would be effective for April and May of 1998.

     On March 15, 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators. Public hearings were held in January of 1998. A decision is expected in March of 1998. The total cost of replacing the two steam generators would be approximately
$89.0 million. WPSC's share would be $36.7 million in year of occurrence dollars. Because of work already completed, the elapsed time from placing a firm order for steam generators to receiving delivery has been shortened to approximately 22 months.

     The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. Although the new resleeving repair technology may allow the plant to remain in service for an extended period of time, WPSC favors replacement at the earliest possible date because of reliability and cost concerns related to steam generator repairs. To date, the other two owners have been unwilling to support replacement of the steam generators. If the steam generator replacement project receives PSCW approval, the issues related to the continued operation and future ownership would still need to be resolved before steam generator replacement could proceed.

     The NRC's Systematic Assessment of Licensee Performance for Kewaunee for the period February 19, 1995 through February 15, 1997 was received in 1997. The report evaluated Kewaunee's performance in four categories: operations, maintenance, engineering, and plant support. Maintenance was ranked

"superior," and the other areas were rated as "good." The NRC stated that Kewaunee's overall performance was generally characterized by effective management involvement and interdepartmental communication, and a clear emphasis on quality by the staff. Areas for improvement that were identified were: timely evaluation of errors of personnel, adequacy of procedures and equipment for monitoring equipment performance, and the timely resolution of plant identified deficiencies.

     On July 14, 1997, the NRC assessed a $50,000 penalty against Kewaunee. The penalty was the result of a NRC inspection in January of 1997 where the NRC questioned the procedures and equipment used to conduct routine operational tests on several pumps. In response, the procedures were updated to improve the test methods, and more sensitive equipment was obtained. All safety-related pumps in the plant were then retested and found to be operating within standards.

     The federal government has the responsibility to dispose of or permanently store spent nuclear fuel. Spent nuclear fuel is currently being stored at Kewaunee. With minor plant modifications, Kewaunee should have sufficient fuel storage capacity until the end of its licensed life in 2013. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002. Permanent storage pursuant to the Nuclear Waste Policy Act of 1982 is discussed at page 7.

     The Midwest Compact Commission, on June 26, 1997, halted development in Ohio of a six-state, regional disposal facility for low-level radioactive waste. The Commission cited dwindling regional waste volumes, continued access to existing disposal facilities, and potentially high development costs as the primary reasons for the decision. A site at Barnwell, South Carolina, continues to be available for the storage of low-level radioactive waste from Kewaunee. In addition, because of technological advances, waste compaction, and the reduction of waste generated, Kewaunee has on-site low-level radioactive waste storage capacity sufficient to store low-level waste expected to be generated over a 10-year period.

     The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on full recovery by the end of 2002 versus recovery by license expiration in 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. At December 31, 1997, the net carrying amount of WPSC's investment in Kewaunee was approximately $43.0 million. The current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement ($182.2 million), exceeds the trust assets at December 31, 1997 ($134.1 million) by $48.1 million. WPSC's customers in the Wisconsin jurisdiction are responsible for approximately 89% of WPSC's share of Kewaunee costs.

     As a result of accelerating the recovery of WPSC's share of Kewaunee related costs, depreciation expense and decommissioning funding have increased approximately $3.3 million (from $4.7 million in 1996 to $8.0 million in 1997) and $8.3 million (from $9.0 million in 1996 to $17.3 million in 1997), respectively, on an annualized basis. During 1997, $7.5 million of depreciation expense related to unrecovered plant investment was recognized compared to $4.7 million which was recognized in 1996. During 1997, the decommissioning funding level was $16.1 million compared to $9.0 million in

1996. Customer rates, which became effective in the Wisconsin jurisdiction on February 21, 1997, are designed to recover the accelerated Kewaunee depreciation and decommissioning costs.

     Additional discussion of Kewaunee matters is included in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION at pages 46 and 48, and NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Notes 1(h), 1(j), 1(k), and 9 at pages 59, 60, 60, and 71, respectively.

                          FUEL SUPPLY

ELECTRIC GENERATION MIX

     WPSC's electric generation mix in 1997 compared with 1996 was: steam plants (coal), 68.9%, up from 67.9%; steam plant (nuclear), 8.2% down from 11.2%; hydro, 3.0% down from 3.1%; combined natural gas and fuel oil, 1.3% up from .6%; and purchased power, 18.6% up from 17.3%. Purchased power represents short-term energy purchases.

FUEL COSTS

     Fuel costs in 1997 compared with 1996, expressed in dollars per million British thermal unit ("Btu"), were: nuclear, $.43, down from $.47; coal, $1.09, down from $1.14; natural gas, $2.96, up from $2.84; and No. 2 fuel oil, $4.27, down from $4.36.

COAL

     WPSC's primary fuel source is coal. In 1997, 99% of this coal came from Powder River Basin mines located in Wyoming and Montana. This coal is very low in sulfur and meets the standards of the 1990 Clean Air Act for the year 2000 and beyond. Further, this coal is the least cost coal for WPSC from any of the subbituminous coal producing regions in the United States.

      The majority of coal for WPSC's wholly-owned plants and the jointly-owned Edgewater and Columbia plants is purchased under relatively short-term contracts of up to three years duration. WPSC has one long-term contract which covers approximately 16% of total requirements and has take-or-pay obligations totaling $198.4 million from 1998 through 2016. Coal transportation for these plants is purchased under contracts of up to five years duration. Over 90% of the coal transported to these plants is moved under competitive transportation market conditions which are expected to continue to yield competitive fuel costs for WPSC for the long term.

NUCLEAR

     WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the United States Department of Energy ("DOE").

     Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts.

     A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. As of December 31, 1997, 960,000 pounds of yellowcake or its equivalent are held in inventory for Kewaunee.

     Two contracts are in place to provide conversion services for Kewaunee nuclear fuel for reloads in 1998 and 2000.

     A contract with Cogema, Inc. provides a fixed quantity of enrichment services through the year 2001. Additional enrichment services will be acquired under a contract with the United States Enrichment Corporation which is in effect for the life of Kewaunee or by purchases on the spot market.

     A contract with Siemens Power Corporation provides fuel fabrication services through March 15, 2001, for Kewaunee. This contract contains force majeure and termination provisions.

     If, for any reason, Kewaunee were forced to suspend operations permanently, fuel-related obligations are as follows: (1) there are no financial penalties associated with the present uranium supply, conversion service, and enrichment agreements, and (2) the fuel fabrication contract contains force majeure and termination for convenience provisions. As of the end of 1997, the maximum exposure would not be expected to exceed $550,000. Uranium inventories could be sold on the spot market.

     The Nuclear Waste Policy Act of 1982 requires that the DOE accept, transport, and dispose of spent nuclear fuel beginning no later than January 31, 1998. The DOE has announced that it will delay the acceptance of spent nuclear fuel beyond 1998. The nuclear utilities have been supported by a decision of the United States Court of Appeals for the District of Columbia Circuit in their claim that they may pursue the remedies provided in the DOE standard contract in the event the DOE does not perform its duty to dispose of spent nuclear fuel by the January 31, 1998 deadline.

     The Energy Policy Act of 1992 requires that the federal government and nuclear utilities fund the decontamination and decommissioning of the government's three gaseous diffusion plants in the United States. WPSC is required to pay approximately $600,000 per year (adjusted for inflation) through the year 2007. WPSC, as well as other nuclear utilities, has filed suit in the United States Court of Federal Claims disputing the decontamination and decommissioning assessment. The suit has been stayed pending the outcome of the Yankee Atomic Electric Company appeal. Yankee Atomic Electric Company has received an adverse decision in the United States Court of Appeals for the Federal Circuit and has filed a petition for certiorari with the United States Supreme Court.

         REGULATORY MATTERS IN THE WISCONSIN JURISDICTION

INDUSTRY RESTRUCTURING

     In late 1995, the PSCW outlined a plan for restructuring the electric industry in Wisconsin. The plan included a 32-step, 5-year process which could conclude with retail competition by the year 2001. Progress on the plan has been slow. During 1997, the PSCW chairperson developed a replacement 7-step plan for restructuring which is essentially a regrouping of the original 32 steps with new priorities. To date, the revised plan has not been adopted as the official PSCW restructuring plan. Restructuring and retail competition, although still under consideration, have been replaced as a priority by electric reliability issues. As a result of the electric reliability problems during the summer of 1997 (see Electric Supply Issues, at page 9), the PSCW announced that its first priority is to develop the utility infrastructure necessary to assure reliable electric service and to remove the barriers to competition at the wholesale level.

     WPSC currently applies accounting standards that recognize the economic effects of rate regulations and record regulatory assets and liabilities related to its generation, transmission, and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to WPSC's generation operations. This change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) and costs or an impairment charge, depending on whether regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets and costs. WPSC believes that the magnitude of any possible impairment charge is lower than the stranded cost exposure of many other companies in this industry. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets, including those related to generation, are probable of future recovery.

     Management expects that increased competition in a deregulated environment will put pressure on operating margins at WPSC. Management also believes that no significant changes to depreciable lives of WPSC's capital assets would be necessary in a competitive environment. However, at this time, management cannot predict the ultimate results of deregulation.

     During 1997, in an effort to mitigate the effects of market power, the PSCW issued an order that prohibited ownership by electric utility affiliates of merchant electric generating plants. A merchant electric generating plant is defined as a plant not owned by or under long-term contract with a public utility. Later, the PSCW decided that it did not have statutory authority to order a flat prohibition of utility affiliate ownership of merchant plants and would consider such ownership on a case-by-case basis. The major utilities in Wisconsin, including WPSC, have made legislative proposals, as part of reliability and restructuring efforts, advocating deregulation of merchant plants. PDI has an ownership interest in a merchant generating facility as discussed on page 25.

     In late 1997, the PSCW initiated a docket on essential services and customer protections the purpose of which is to create a utility customer safety net for a restructured electric and gas industry.

INDEPENDENT SYSTEM OPERATOR

     A major feature of a restructured electric industry is establishment of independent system operators ("ISOs"). An ISO is an independent third party that would regulate on a "real-time" basis the operation of the transmission systems in a defined geographic area. The ISO would monitor the generation, transmission, and distribution systems, direct the operations of transmission facilities, administer open access transmission tariffs, and direct generation redispatch.

     WPSC has been working with a number of groups that are attempting to form ISOs. The PSCW and the MPSC are considering the formation of statewide ISOs. The Mid American Power Pool, one of ten National Electric Reliability Council regions, is developing an ISO that would include utilities in portions of Illinois, Minnesota, North Dakota, South Dakota, and Wisconsin. Additionally, a group of 26 utilities in 10 Midwestern states is attempting to form what is known as the Midwest ISO.

MERGER ACTIVITY

     Industry restructuring has been accompanied by merger activity in the region which could impact the competitive environment. The merger of WPSR and UPEN, as previously described, is presently awaiting regulatory approval. The proposed merger between Wisconsin Energy Corporation and Northern States Power Company was terminated in May 1997 due to merger conditions imposed by the FERC that were unacceptable to the applicants. The Interstate Energy Corporation merger between WPL Holdings, Inc., IES Industries, Inc., and Interstate Power Company has received FERC and state approvals. At
December 31, 1997, approval was pending from the Securities and Exchange Commission. In May 1997, Wisconsin Energy Corporation announced the proposed acquisition of ESELCO, Inc., the parent company of the Edison Sault Electric Company. Regulatory approvals are pending.

ELECTRIC SUPPLY ISSUES

     The summer of 1997 provided a serious challenge to the reliability of the electric system in the region. Over 5,000 megawatts of generating capacity were unavailable for most of the summer as various utility companies experienced forced outages for a variety of reasons.

     Kewaunee was returned to service after a longer than normal outage before the greatest demands were placed on the WPSC electric system. WPSC's Pulliam Unit 3, a 26.7-megawatt facility, was refurbished and returned to service. WPSC's system operated at nearly full capacity during the warmest portions of the summer months. WPSC's interruptible customers experienced only limited interruptions as a result of WPSC being required to provide power to other utilities in Wisconsin who were experiencing more severe energy supply problems. See page 3 for a discussion of new generating capacity.

     After the summer's reliability concerns, Governor Thompson requested reports from the PSCW, electric utilities, and industrial customers assessing the electric capacity problems experienced in eastern Wisconsin during this past spring and summer. The reports provided analyses and recommendations on how to assure the future reliability of the electrical supply and made recommendations on how to improve the effectiveness of the state's utility regulatory process. WPSC participated in the development of the utility report.

     WPSC is working closely with Governor Thompson, the PSCW, legislators, and industry participants to ensure that Wisconsin has an adequate supply of reliable power, an enhanced transmission system, and appropriate regulatory changes.

CUSTOMER RATE MATTERS

     In the Wisconsin jurisdiction, of the major investor-owned utilities, WPSC is the low cost electric provider (based on the Edison Electric Institute Summer 1997 Typical Bill Rate Report) with rates being 91% of the state average for residential rates, 86% for commercial rates, and 88% for large industrial rates. WPSC also has some of the lowest gas rates in Wisconsin with rates being 95% of the state average for residential rates and 94% for commercial rates.

     Customer rates are based on forecasted expenses and capital costs. On February 20, 1997, the PSCW authorized a $35.5 million, or 8.1%, decrease in retail electric rates. These rates are effective through 1998.

     WPSR's return on common equity was 11.3% and 10.2% for 1997 and 1996, respectively. WPSR's return on common equity is determined in large part by the return authorized for WPSC by the PSCW. The authorized return was 11.8% and 11.5% for 1997 and 1996, respectively, before giving consideration to earnings on deferred investment tax credits. The authorized return for 1998 remains at 11.8%.

     The PSCW approved an electric surcharge to allow WPSC to recover costs of acquiring replacement power during the extended outage at Kewaunee. The surcharge, which amounted to approximately $2.0 million per month
(approximately $.23 per kilowatt-hour) was in place for the period
February 21, 1997 through July 1, 1997.

     The PSCW authorized deferral of Kewaunee steam generator repair costs which totaled $10.4 million, with WPSC's share being $3.6 million. The owners have requested the PSCW to approve recovery of these costs through a customer surcharge which would be effective for April and May of 1998.

     WPSR anticipates filing on April 1, 1998 an application with the PSCW for increased electric rates to be effective for the years 1999 and 2000.

         REGULATORY MATTERS IN THE MICHIGAN JURISDICTION

INDUSTRY RESTRUCTURING

     On June 5, 1997, the MPSC ordered utilities under its jurisdiction to file electric open access plans and related tariffs. This action followed two years of public hearings and a lack of consensus among the stakeholders. The MPSC order called for generation open access in increments of 2.5% of retail load each year starting in 1997 and ending in 2001. Generation open access is the ability of customers to purchase electric generation from any supplier and to use existing transmission and distribution lines to transport the energy to the purchaser's facilities at the same price that the local supplier would charge itself for such transportation services. There would be full generation open access for retail load in 2002.

     WPSC submitted a plan which provides retail open access starting in 2000 when the MPSC order requires open access for 10% of retail load. The WPSC plan then continues on the MPSC schedule including full open access in 2002.

     There is uncertainty whether the MPSC has authority to order open access. In early 1998, the Michigan Circuit Court issued a decision holding that the MPSC does not have the authority to order retail access, at least on a pilot basis. It is expected that this court decision will be appealed. In the meantime, the largest Michigan utilities are preparing for the start of open access in 1998, and Michigan's small utilities are working with the MPSC staff to determine when and how they should proceed toward open access.

CUSTOMER RATE MATTERS

     WPSC is the lowest cost provider of electric service in Michigan for all customer classes. WPSC's electric rates are 72% of the Michigan residential customer average rate and 75% of the large industrial average rate.

     Other than power supply cost recovery, WPSC has not had an electric rate increase in Michigan since 1987.

           REGULATORY MATTERS IN THE FERC JURISDICTION

CUSTOMER RATE MATTERS

     WPSC has not had a FERC wholesale rate case since 1987.

OPEN ACCESS TRANSMISSION TARIFF

     WPSC has reached agreement with a group of Wisconsin municipal intervenors, the FERC staff, and two administrative law judges regarding the proposed open access transmission tariff rates and conditions and WPSC's request for market-based rates. FERC approval is expected early in 1998. The settlement rate will be in effect for two years.

MARKETER STATUS

     ESI has received FERC power "marketer" status. WPSC, ESI, and PDI have also been authorized to sell electric energy and capacity at market rates.

WHOLESALE STATUS

     In recent years, WPSC has experienced increased competition and reduced margins in the wholesale power market. Transmission availability, pricing and policy, the availability of reliable and economically priced energy and capacity in the region, changing market participants (both suppliers and consumers), the development and increasing use of risk management tools, and regulatory and legislative developments at both the state and federal levels are forces that will continue to influence the wholesale electric market.

     WPSC aggressively and competitively procures, packages, markets, and sells electric energy, capacity, ancillary services, and other associated energy-related products and services to primarily municipal electric utilities and electric distribution cooperatives. The objectives are to retain existing wholesale customer load, obtain new customers, maintain margins, and optimize the use of WPSC's generating assets. WPSC currently provides 12 wholesale electric customers with approximately 300 megawatts of firm and various levels of interruptible service. Wholesale sales represented 16% of WPSC's electric sales volume in 1997 compared to 17% in 1996.

     Effective in October 1997, WPPI discontinued purchasing power under a full-requirements supply contract. WPPI had been purchasing 66 megawatts of electricity from WPSC for resale to municipal utilities. WPSC has been successful in partially offsetting the loss of this load by securing new customers and by other sales to WPPI.

     During 1996, WPSC entered into agreements with UPPCO covering the handling of after-hours calls, system operating services, and a multi-year power supply agreement beginning in 1998. Subsequently, as described at page 1 of this report, WPSR and UPEN, the parent of UPPCO, announced an agreement to merge.

REGULATORY COMPLIANCE

     WPPI requested transmission service across the WPSC portion of the constrained Minnesota to eastern Wisconsin interface ("Interface") to serve five of WPPI's municipal customers (Sturgeon Bay, Algoma, Eagle River,
New Holstein, and Washington Island) located in the WPSC service territory. The Interface is owned by WEPCO, (52%), WP&L (28%), and WPSC (20%). WPPI has a 1993 contract with WP&L that provides transmission service for these loads through the WP&L portion of the Interface.

     WPSC filed a complaint with the FERC contending that WPPI and WP&L were conspiring to use the WPSC portion of the interface capacity for a service that should use the WP&L portion of the Interface. WPPI responded with a FERC complaint against both WPSC and WP&L indicating that neither has provided the necessary transmission services across the constrained Interface. WPSC and WP&L both maintain that they have previous claims to the interface capacity consistent with the FERC first-come-first-served transmission scheduling process.

HYDROELECTRIC LICENSES

     New licenses were received in 1997 from the FERC for WPSC's
Caldron Falls, High Falls, Johnson Falls, Sandstone Rapids, Potato Rapids, Peshtigo, and Grand Rapids hydroelectric projects. These licenses represent
29.7 megawatts of hydroelectric generating capacity.

                         OTHER MATTERS

RESEARCH AND DEVELOPMENT

     Electric research and development expenditures totaled $1.3 million for 1997, $1.9 million for 1996, and $2.6 million for 1995. These expenditures were made for WPSC sponsored projects and were primarily charged to electric operations.

CUSTOMER SEGMENTATION

     Although 13% of electric revenues come from sales to 26 paper mills, resulting in a relatively high and favorable load factor, there is no single customer or small group of customers, the loss of which would have a materially adverse effect on the electric business of WPSC under the current regulatory environment.

                   ELECTRIC FINANCIAL SUMMARY

     The following table sets forth the revenues, operating income, and identifiable assets attributable to electric utility operations:

WISCONSIN PUBLIC SERVICE CORPORATION
==============================================================================
(Thousands)                                        Year Ended December 31
------------------------------------------------------------------------------
                                                1997        1996        1995
------------------------------------------------------------------------------

Electric Operating Revenues                   $479,388    $490,506    $489,000

Operating Income, Including Allowance
For Funds Used During Construction            $ 92,998    $101,425    $ 97,928

Identifiable Assets                           $906,198    $905,325    $906,029
==============================================================================

    See Note 12 in Notes to Consolidated Financial Statements.

                                                     ELECTRIC OPERATING STATISTICS


WPS Resources Corporation
=====================================================================================================================
                                                        1997              1996              1995              1994
---------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                                   $163,766          $169,587          $168,391          $163,381
Small commercial and industrial                         138,949           144,055           140,280           137,323
Large commercial and industrial                         120,312           118,997           117,978           118,121
Resale and other                                         62,734            58,648            62,351            61,991
---------------------------------------------------------------------------------------------------------------------
Total                                                  $485,761          $491,287          $489,000          $480,816
=====================================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                                  2,565,432         2,570,397         2,548,373         2,406,479
Small commercial and industrial                       2,876,832         2,761,278         2,672,359         2,555,488
Large commercial and industrial                       3,943,275         3,744,153         3,644,764         3,468,390
Resale and other                                      2,126,805         1,970,083         2,112,635         2,121,660
---------------------------------------------------------------------------------------------------------------------
Total                                                11,512,344        11,045,911        10,978,131        10,552,017
=====================================================================================================================

                                                      ELECTRIC OPERATING STATISTICS


Wisconsin Public Service Corporation
================================================================================================================================
                                                      1997              1996            1995             1994             1993
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                                 $163,766         $169,587         $168,391         $163,381        $165,568
Small commercial and industrial                       138,949          144,055          140,280          137,323         140,678
Large commercial and industrial                       120,312          118,997          117,978          118,121         123,920
Resale and other                                       56,361           57,867           62,351           61,991          63,090
--------------------------------------------------------------------------------------------------------------------------------
Total                                                $479,388         $490,506         $489,000         $480,816        $493,256
================================================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                                2,565,432        2,570,397        2,548,373        2,406,479       2,349,307
Small commercial and industrial                     2,876,832        2,761,278        2,672,359        2,555,488       2,444,548
Large commercial and industrial                     3,943,275        3,744,153        3,644,764        3,468,390       3,296,254
Resale and other                                    1,873,788        1,936,014        2,112,635        2,121,660       2,060,804
--------------------------------------------------------------------------------------------------------------------------------
Total                                              11,259,327       11,011,842       10,978,131       10,552,017      10,150,913
================================================================================================================================
Customers served (End of period)
Residential and farm                                  334,134          328,522          322,550          316,442         310,336
Small commercial and industrial                        39,400           38,376           37,455           36,491          35,683
Large commercial and industrial                           197              168              170              164             137
Resale and other                                          836              826              802              796             794
--------------------------------------------------------------------------------------------------------------------------------
Total                                                 374,567          367,892          360,977          353,893         346,950
================================================================================================================================
Annual average use (Kilowatt-hours)
Residential and farm                                    7,751            7,905            7,982            7,688           7,649
Small commercial and industrial                        74,082           72,995           72,326           70,931          69,532
Large commercial and industrial                    21,606,984       22,115,491       21,824,937       22,091,659      24,416,697
================================================================================================================================
Average kilowatt-hour price (Cents)
Residential and farm                                     6.38             6.60             6.61             6.79            7.05
Small commercial and industrial                          4.83             5.22             5.25             5.37            5.75
Large commercial and industrial                          3.05             3.18             3.24             3.41            3.76
================================================================================================================================
Production capacity (Summer - kilowatts)
Steam                                               1,326,000        1,325,400        1,325,400        1,318,300       1,315,300
Nuclear                                               212,200          213,800          216,700          215,100         215,100
Hydraulic                                              53,000           53,100           52,900           53,400          53,100
Combustion turbine                                    205,930          208,600          207,480          201,200         177,200
Other                                                   7,800            4,200            4,240            4,240           4,240
Purchased capacity                                     14,750           27,250           26,400           26,400          27,700
--------------------------------------------------------------------------------------------------------------------------------
Total system capacity                               1,819,680        1,832,350        1,833,120        1,818,640       1,792,640
================================================================================================================================
Generation and purchases
(Thousands of kilowatt-hours)
Steam                                               8,213,518        7,956,378        7,428,612        7,047,511       7,004,634
Nuclear                                               973,485        1,305,751        1,564,268        1,631,003       1,572,696
Hydraulic                                             351,034          359,750          306,101          292,617         346,386
Purchases and other                                 2,327,334        2,050,762        2,310,399        2,243,021       1,849,047
--------------------------------------------------------------------------------------------------------------------------------
Total                                              11,865,371       11,672,641       11,609,380       11,214,152      10,772,763
================================================================================================================================
Steam fuel costs
(Cents per million Btu)
Fossil                                                110.124          115.132          118.365          132.360         139.038
Nuclear                                                43.174           46.674           49.539           49.168          44.888
Total                                                 103.093          105.439          106.320          116.782         121.949
--------------------------------------------------------------------------------------------------------------------------------
System peak - firm (kilowatts)                      1,607,000        1,591,000        1,670,000        1,543,000       1,569,000
================================================================================================================================
Annual load factor                                     79.42%           77.56%           73.32%           76.96%          73.29%
================================================================================================================================

                           C.  GAS MATTERS

                          WPSC'S GAS MARKET

     As of December 31, 1997, WPSC provided natural gas distribution service to 213,195 customers in 210 cities, villages, and towns in northeastern and central Wisconsin, and 5,104 customers in and around the city of Menominee, Michigan, for a total of 218,299 gas distribution customers. This represents an increase of 6,205 customers, or 2.9%, compared to December 31, 1996. The principal cities served by WPSC include Green Bay, Oshkosh, Sheboygan, Two Rivers, Marinette, Stevens Point, and Rhinelander all in Wisconsin, and the city of Menominee in Michigan.

     WPSC's gas distribution business has a significant seasonal component and is impacted by varying weather conditions from year-to-year.
Approximately 68% of WPSC's gas sales and 60% of WPSC's total gas system throughput (i.e., total gas delivered by WPSC--includes gas sales and gas delivered for transportation customers) occur during the 5 winter months of November through March. Competition with other forms of energy exists in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. WPSC offers interruptible gas sales and gas transportation service for these customers to enable them to reduce their energy costs and use natural gas instead of other fuels. Transportation customers total 224. These customers purchase their gas from other suppliers and contract with WPSC to transport the gas from ANR Pipeline Company ("ANR") to the customer's facilities. Another 133 customers still purchase their gas from WPSC but have elected to do so on an interruptible basis. Additional customers are switching from firm system supply to either interruptible system supply or transportation service each year as the economics and service options become attractive for them.

     WPSC's gas operations also provide gas to WPSC's electric operations for power generation in combustion turbine peaking generators and for start-up, flame stabilization, and peaking use at WPSC's Weston and Pulliam coal-fired steam plants. Gas sales for power generation use are provided on an interruptible basis, with the power plants maintaining alternate fuel capability.

     Total gas deliveries by WPSC in 1997, including customer-owned gas transported by WPSC, were 67,289,030 Dth, a 0.4% decrease over 1996. A dekatherm ("Dth") is equivalent to 10 therms or 1 million Btu of energy. Gas transported for end-user transport customers included in the above total was 28,077,338 Dth in 1997, or approximately 42% of WPSC's total deliveries.

     WPSC's peak day gas throughput in 1997 occurred on January 16 with 422,859 Dth total gas throughput at an average Green Bay temperature of minus
7.7 degrees Fahrenheit. This compares with WPSC's record gas system throughput of 432,928 Dth set on February 2, 1996 at an average Green Bay temperature of minus 23.8 degrees Fahrenheit.

                           GAS SUPPLY

GENERAL

     Since the implementation of FERC Order 636 in November 1993, WPSC has had full responsibility for the design, acquisition, and operation of gas supplies and the pipeline transportation and storage services required to meet the varying daily, seasonal, and annual load requirements of its customers. WPSC operates a portfolio of gas supply contracts and pipeline transportation and storage services designed to meet reliably WPSC's varying load pattern at the lowest reasonable cost.

     WPSC is presently served by a single interstate pipeline, ANR Pipeline Company. Because ANR's pipeline system in Wisconsin has reached its maximum capacity, and because lower prices are generally available in other areas where there is competition for pipeline services, WPSC is investigating potential suppliers of pipeline services in addition to those offered by ANR. Prominent among possible alternatives is the Viking Voyageur project proposed by TransCanada Pipelines, Northern States Power Company, and NICOR. WPSC, as part of the Wisconsin Capacity Coalition (a group of Wisconsin gas utilities consisting of MG&E, Wisconsin Gas Company, Wisconsin Fuel and Light Company, Northern States Power Company-Wisconsin, and WPSC who are working together to encourage development of alternate pipeline capacity to serve Wisconsin), is presently evaluating construction of lateral lines to interconnect WPSC's distribution system with Viking Voyageur and thereby provide access to WPSC's markets. Other pipeline service alternatives are also being evaluated.

PIPELINE CAPACITY AND STORAGE

     ANR's system serving WPSC accesses three major gas producing areas of North America: (1) the Gulf of Mexico, (2) the mid-continent areas of Oklahoma, Texas, and Kansas, and (3) the Province of Alberta in western Canada. WPSC holds firm long-term transportation capacity on ANR in roughly equal proportions from each of these three supply areas. The term of these long-line ANR firm transportation contracts from the Gulf Coast and mid-continent areas extend through October 2003. The term of the ANR contract for 83% of the supplies from Canada extends through October 1998. WPSC intends to renew this ANR contract for supply from Canada in 1998 for another five-year term through October 2003 at a reduced capacity to coincide with the expiration of an upstream transportation contract with Viking Gas Transmission. The remaining 17% of the Canadian contracts extend through October 2003.

     Because of the substantial daily and seasonal swings in gas usage in WPSC's service territory, WPSC also has contracted with ANR for firm underground storage capacity located in Michigan. There are no known geological formations in Wisconsin capable of being developed into underground storage facilities.

     Besides providing WPSC the ability to manage significant changes in daily gas demand, storage also provides WPSC the ability to purchase gas from the production areas at high load factors, thus minimizing supply costs. During the summer, gas purchased in excess of market demand is injected into storage. During the winter, gas is withdrawn from storage and combined with gas purchased in the production areas to meet the increased winter demand. Gas from storage provides up to 63% of WPSC's supply on winter peak days, approximately 32% of WPSC's winter sales volumes, and approximately 22% of WPSC's total annual sales volumes. WPSC's total firm storage capacity with ANR is 11.3 million Dth.

     WPSC also contracts for high deliverability storage in the Gulf Coast and mid-continent production areas during the winter from third-party suppliers. This storage capacity provides a back-up supply of gas into WPSC's long-line transportation contracts when other supplies cannot be delivered due to production supply losses caused by extremely cold weather in the production areas.

     As of December 31, 1997, WPSC's total firm winter long-line transportation capacity from ANR was 128,952 Dth per day, and firm capacity from ANR storage was 223,120 Dth per day, for a total winter peak day capacity of 352,072 Dth per day. WPSC's forecasted peak day firm load requirement for the 1997-1998 winter is 337,453 Dth per day, providing WPSC a 14,619 Dth per day or 4.3% reserve margin of capacity for load growth and unforeseen needs.

     On November 1, 1998, WPSC's total firm winter long-line transportation capacity from ANR will be 121,254 Dth per day, and firm capacity from ANR storage will be 223,120 Dth per day, for a total winter peak day capacity of 344,374 Dth per day. WPSC's forecasted peak day firm load requirement for the 1998-1999 winter is 323,885 Dth per day, providing WPSC a 20,489 Dth per day or 6.3% reserve margin of capacity for load growth and unforeseen needs.

     WPSC also holds firm transportation capacity with Viking Gas Transmission Company, ("Viking") to deliver gas on a firm basis from Viking's interconnection with TransCanada Pipelines ("TransCanada") at Emerson, Manitoba, Canada to the interconnection with ANR at Marshfield, Wisconsin. The Canadian suppliers, from whom WPSC purchases gas, hold firm capacity on TransCanada and NOVA from Emerson back into the production areas in Alberta, Canada.

GAS SUPPLY CONTRACTS

     WPSC contracts for firm term supplies with approximately 12 to 16 suppliers each year for gas produced in each of the three production areas. WPSC initially designed its supply portfolio with terms ranging from one to ten years so that only a portion of WPSC's supply contracts expired in any given year. With the current uncertainty surrounding the future of WPSC's gas merchant function, however, as long-term contracts expire, WPSC has been replacing them with contracts of a one-year term or less. This will minimize potential stranded gas supply contract costs if retail gas deregulation should proceed quickly in Wisconsin. WPSC's supply portfolio as of December 31, 1997 contained contracts with remaining terms ranging from two months to six years.

     An exception to this short-term supply contracting practice will occur if the proposed Viking Voyageur gas pipeline project is constructed. In which case, WPSC plans to enter into five-year gas supply contracts with suppliers to help support construction of the pipeline. Viking Voyageur supply contracts will be assignable to third parties should WPSC's merchant function be substantially reduced during the term of the supply agreements.

     Additional supplies are purchased on the monthly spot market as required to supplement supplies from long-term firm contracts. WPSC has been an active spot market purchaser since 1985 and has contracts in place with a number of suppliers of spot market gas.

NEW PIPELINE SUPPLY SOURCE

     WPSC is planning a joint project with Wisconsin Electric Power Company-Gas Operations to construct a new eight-inch pipeline from an interconnection with Great Lakes Gas Transmission Company ("Great Lakes") in the Upper Peninsula of Michigan near Watersmeet into northern Wisconsin. WPSC plans to build additional pipeline facilities to connect the new pipeline to WPSC's existing northern area distribution system to reinforce pressures and increase system reliability. WPSC plans to modify and extend the term of portions of its existing pipeline capacity and storage contracts with ANR and add a new transportation service on Great Lakes to deliver up to 7,000 Dth per day into the new pipeline system during the winter. The new pipeline project is expected to be in service by November 1998.

                 FEDERAL REGULATORY ACTIVITIES

     WPSC's involvement in federal regulatory activities has been through the Wisconsin Distributor Group ("WDG") which is made up of several Wisconsin gas utilities. Over the past several years, the WDG has participated in numerous dockets filed by ANR at the FERC.

     Successes in three key issues this year are summarized below.

DAKOTA

     In December 1996, ANR's Dakota Gasification Plant settlement was approved by FERC. The settlement results in cost savings for WPSC's customers compared to the original gas purchase contracts ANR had with Dakota, and brings to an end the extensive litigation that surrounded this issue. As part of the settlement, in July 1997, WPSC received a refund of previously paid above-market Dakota costs in the amount of $1,912,225 which WPSC refunded to customers in September 1997.

VIKING COSTS ON ANR PIPELINE

     The WDG was also successful in obtaining refunds of overcollections by ANR for Viking-related expenses. In July 1997, WPSC received a refund of $890,325 which was refunded to its customers in September.

ANR RATE CASE SETTLEMENT

     After nearly three years of effort, a settlement was achieved in the rate case ANR filed on November 1, 1993 and put into effect on May 1, 1994. The settlement will result in refunds to WPSC of $6.8 million, an annual reduction in WPSC's rates paid to ANR of approximately $7.5 million, or 19%, a moratorium period against rate increases, and an opportunity for additional cost reduction through contract portfolio reshaping. The new, lower rates went into effect November 1, 1997, subject to future FERC approval. On February 13, 1998, FERC issued an order approving ANR's settlement agreement as filed. ANR now has until March 15, 1998 to notify the FERC if any party objects to any conditions imposed by the FERC in its order. Since the FERC approved ANR's settlement without modification, WPSC expects ANR will notify the FERC that no party objects, and the settlement will become effective by April 15, 1998.

                WISCONSIN REGULATORY ACTIVITIES

GENERAL

     The PSCW is considering gas restructuring issues including unbundling of rates, pricing of contracted services in potential utility bypass situations (i.e., situations in which a major industrial gas customer may construct a pipeline connecting them directly to an interstate pipeline, thus avoiding purchasing any delivery service from the local gas utility), and the separation of gas utilities from their unregulated gas marketing affiliates.

GAS COST RECOVERY MECHANISM

     Historically, Wisconsin gas utilities, including WPSC, have recovered their costs for gas supply and pipeline services on a one-for-one basis through a mechanism called the Purchased Gas Adjustment Clause. The PSCW conducted an investigation in Docket 05-GI-106 to determine whether alternate gas cost recovery mechanisms may be more appropriate in the evolving gas market. In particular, Performance Based Rates ("PBR") were evaluated as alternatives to the traditional one-for-one recovery mechanism. Under PBRs, gas utilities are given an incentive to reduce gas costs by being allowed to keep a portion of any cost savings they are able to obtain relative to a gas cost target value.

     In November 1996, the PSCW issued an order which gave gas utilities a choice between continuing under a modified one-for-one gas cost recovery mechanism, or switching to a PBR mechanism. WPSC elected to continue under a modified one-for-one mechanism, as WPSC believes it provides the greatest value to customers through regulatory oversight and the return to customers of all savings achieved. Development of WPSC's modified one-for-one mechanism is in process, with implementation expected in November 1998.

GAS DISTRIBUTION RESTRUCTURING

     The PSCW has an ongoing investigation into gas industry restructuring in Docket 05-GI-108. Although the gas utility distribution function is expected to continue as a regulated monopoly, sales of the natural gas commodity and associated services, which were formerly also utility monopoly functions, are expected to become increasingly open for competition among unregulated third-party suppliers. WPSC's position is that utilities should be allowed to continue to offer a regulated gas supply merchant function if they so choose, thereby providing customers with a regulated supply choice.

     Phase I of this docket addressed issues of unbundling rates, pricing of contracted service in potential utility bypass situations, and the separation of gas utilities from their unregulated gas marketing affiliates. Phase II established standards of conduct regarding how gas utilities can interact with their marketing affiliates. Phase III explored the issue of how to determine when a competitive market exists for various segments of customers, so the utility could then be taken out of serving that market.

     Because of the complexity of the many issues involved, industry work groups were formed to study particular issues and bring recommendations back to the PSCW. The six work groups are studying pipeline capacity, market-based pricing for interruptible customers, end-user price reporting, marketer certification, changes needed in the form of legislation or administrative rules, and social issues and essential services. Although most of this work has not yet started, completion of these work groups' assignments is projected for November 1999.

CUSTOMER RATE MATTERS

     Customer rates are based on forecasted expenses and capital costs. On February 20, 1997, the PSCW authorized a $5.7 million, or 2.7%, increase in WPSC's retail natural gas rates. The rates are effective through 1998.

     WPSC anticipates filing on April 1, 1998 an application with the PSCW for increased gas rates to be effective for the years 1999 and 2000.

                  MICHIGAN REGULATORY ACTIVITIES

GAS COST RECOVERY

     In June 1997, WPSC filed with the MPSC the annual reconciliation of gas costs and gas revenues for the period April 1, 1996 through March 31, 1997. WPSC's gas cost recovery clause in Michigan allows WPSC to recover all prudently incurred gas costs on a one-for-one basis. The MPSC staff contested the prudency of certain summer-only gas sales WPSC made to a single large-volume customer and recommended that WPSC not be allowed to recover approximately $245,088 of gas costs associated with these sales. In January 1998, an administrative law judge issued a Proposal For Decision and recommended that the MPSC issue an order allowing WPSC to recover the entire amount in contention. A final order in this case is expected in March 1998.

GAS DISTRIBUTION RESTRUCTURING

     The MPSC is also investigating the deregulation of retail gas markets and expansion of gas transportation service in Michigan in Case No. U-11017. The MPSC decided it would be appropriate to conduct a series of pilot projects to test the development of competitive retail gas markets in Michigan. Michigan's four largest gas utilities were approached by the MPSC regarding development and implementation of pilot programs.

     Because of the small size and limited number of customers in WPSC's Michigan service territory and the service territories of two other utility companies, the MPSC did not conduct pilot transportation programs for these three utilities.

CUSTOMER RATE MATTERS

     WPSC has not had a natural gas rate case in Michigan since 1986.

                     GAS FINANCIAL SUMMARY

     The following table sets forth the amounts of revenues, operating income, and identifiable assets attributable to gas utility operations:

WISCONSIN PUBLIC SERVICE CORPORATION
==============================================================================
(Thousands)                                       Year Ended December 31
------------------------------------------------------------------------------
                                                1997       1996        1995
------------------------------------------------------------------------------

Gas Operating Revenues                        $211,090    $211,357    $174,693

Operating Income, Including Allowance
For Funds Used During Construction            $ 18,584    $ 10,191    $ 12,116

Identifiable Assets                           $235,490    $255,200    $232,983
==============================================================================

    See Note 12 in Notes to Consolidated Financial Statements.

                                                      GAS OPERATING STATISTICS

WPS Resources Corporation
=====================================================================================================================
                                                        1997              1996              1995              1994
---------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                                            $122,782          $122,224          $109,998          $104,020
Small commercial and industrial                          23,790            22,392            19,933            18,586
Large commercial and industrial                          53,517            55,211            47,627            45,115
Other                                                   190,310           164,673            52,367            25,258
---------------------------------------------------------------------------------------------------------------------
Total                                                  $390,399          $364,500          $229,925          $192,979
=====================================================================================================================
Therms delivered (Thousands)
Residential                                             202,558           216,963           202,152           187,355
Small commercial and industrial                          43,056            46,614            42,600            38,568
Large commercial and industrial                         127,132           142,033           129,494           115,939
Other                                                   595,154           527,069           294,372            56,961
---------------------------------------------------------------------------------------------------------------------
Total therm sales                                       967,900           932,679           668,618           398,823
Transportation                                          268,114           251,279           241,531           234,149
---------------------------------------------------------------------------------------------------------------------
Total                                                 1,236,014         1,183,958           910,149           632,972
=====================================================================================================================

                                             GAS OPERATING STATISTICS


Wisconsin Public Service Corporation
========================================================================================================================
                                                        1997         1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                                           $122,782     $122,224       $109,998       $104,020       $110,541
Small commercial and industrial                         23,790       22,392         19,933         18,586         20,254
Large commercial and industrial                         53,517       55,211         47,627         45,115         47,091
Other                                                   11,001       11,530         (2,865)        14,337          9,490
------------------------------------------------------------------------------------------------------------------------
Total                                                 $211,090     $211,357       $174,693       $182,058       $187,376
========================================================================================================================
Therms delivered (Thousands)
Residential                                            202,558      216,963        202,152        187,355        192,053
Small commercial and industrial                         43,056       46,614         42,600         38,568         41,385
Large commercial and industrial                        127,132      142,033        129,494        115,939        108,068
Other                                                   21,148        9,709         15,415          9,810          6,337
------------------------------------------------------------------------------------------------------------------------
Total therm sales                                      393,894      415,319        389,661        351,672        347,843
Transportation                                         268,114      251,279        241,531        234,149        220,672
------------------------------------------------------------------------------------------------------------------------
Total                                                  662,008      666,598        631,192        585,821        568,515
========================================================================================================================
Customers served (End of period)
Residential                                            198,524      192,947        186,267        178,992        172,902
Small commercial and industrial                         16,770       16,133         15,905         14,689         14,571
Large commercial and industrial                          2,780        2,846          2,432          2,867          2,508
Other                                                        1            1              1              1              1
Transportation customers                                   224          167            121            117            127
------------------------------------------------------------------------------------------------------------------------
Total                                                  218,299      212,094        204,726        196,666        190,109
========================================================================================================================
Average annual use (Therms)
Residential                                            1,037.3      1,146.6        1,112.3        1,068.8        1,128.4
Small commercial and industrial                        2,619.4      2,937.2        2,770.8        2,673.9        2,888.8
Large commercial and industrial                       32,423.5     37,163.7       39,707.6       34,651.2       41,354.4
========================================================================================================================
Average therm price (Cents)
Residential                                              60.62        56.33          54.41          55.52          57.56
Small commercial and industrial                          55.25        48.04          46.79          48.19          48.94
Large commercial and industrial                          45.92        42.84          40.63          41.84          44.97
========================================================================================================================

              D.  NONREGULATED BUSINESS ACTIVITIES

                            GENERAL

     At the end of 1997, WPSR had two principal nonregulated subsidiaries:
WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. ("PDI"). These subsidiaries were formed in 1994 and 1995, respectively, for the purpose of positioning WPSR strategically for participation in the evolving nonregulated energy marketplace.

                   WPS ENERGY SERVICES, INC.

     ESI is a diversified energy company. ESI targets retail energy sales and related services in Midwestern and Eastern states with an emphasis on serving commercial, industrial, and wholesale customers. Principal operations are located in Illinois, Michigan, Ohio, and Wisconsin. ESI also is participating in retail pilot projects in each of these states. Wholesale energy sales and related services are provided nationwide.

     ESI provides electric, natural gas, and alternate fuel products; risk management consulting services; real-time energy management services; and project management. ESI also provides energy utilization consulting which identifies opportunities for improving purchasing practices, equipment, and systems necessary for the efficient use of energy.

     The gas markets in which ESI participates are characterized by strong competition, narrow margins, and volatile commodity and transportation prices. ESI uses various financial instruments to minimize the risks present in the natural gas marketplace (see Note 1(e), Price Risk Management Activities on page 57 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

     Revenues were predominantly from the sale of natural gas. Revenues from the sale of natural gas were $179.3 million in 1997 compared to $153.1 million in 1996. Sales totaled 574.0 million therms in 1997 compared to 517.4 million therms in 1996. Electric sales are not significant because electric retail access has been slow to develop in ESI's target market areas. ESI continues to pursue the electric wholsesale market, but to a lesser extent than in the past.

                  WPS POWER DEVELOPMENT, INC.

     PDI develops and owns electric generation projects and provides services to the electric power generation industry nationwide. PDI's services include acquisition and investment analysis, project development, engineering and management services, and operations and maintenance services. PDI's areas of expertise include cogeneration, distributed generation, generation from renewables, generation plant repowering projects, and conversion of paper mill sludge to lightweight aggregate.

     PDI owns a two-thirds interest in the Stoneman Power Plant ("Stoneman"), a 53-megawatt merchant steam plant located in Cassville, Wisconsin. The redevelopment of Stoneman as a 300-megawatt to 500-megawatt gas-fired combined cycle facility is planned for the 1999 to 2000 time period. PDI also owns landfill gas generating facilities.

                            EARNINGS

     Both ESI and PDI incurred losses for 1997 and 1996. The loss incurred at ESI in 1997 was $4.9 million, compared with a loss of $6.3 million in 1996, a decrease of 22.2%. The loss incurred by PDI in 1997 was $1.9 million, compared with $4.0 million in 1996, a decrease of 52.5%. Operating losses at the nonregulated subsidiaries were anticipated by management as the companies develop infrastructure and finance additional working capital needed to support growth.

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION at page 42 for additional information regarding nonregulated operations.


                    E.  ENVIRONMENTAL MATTERS

                            GENERAL

     WPSC is subject to regulation with regard to the impact of its operations on air and water quality and solid waste disposal, and may be subject to regulation with regard to other environmental considerations by various federal, state, and local authorities. The application of federal and state restrictions to protect the environment involves or may involve review, certification, or issuance of permits by various federal and state authorities, including the United States Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). Such restrictions (particularly in regard to emissions into the air and water, and solid waste disposal) may limit, prevent, or substantially increase the cost of the operation of WPSC's generating facilities and may require substantial investments in new equipment at existing installations. Such restrictions may also require substantial additional investments for any new projects and may delay or prevent authorization and completion of the projects. WPSC cannot forecast effects of such regulation upon its generating, transmission, and other facilities, or its operations, but believes that it is presently meeting existing requirements.

                          AIR QUALITY

     WPSC's generating plants are in compliance with all current sulfur dioxide, nitrogen oxide, and particulate emission standards.

     The Federal Clean Air Act Amendments of 1990 ("Act") required reductions in sulfur dioxide in 1995 (Phase I) to meet limitations based on an emission rate of 2.5 pounds per Btu multiplied by a historical generation baseline for Pulliam Unit 8 and Edgewater Unit 4 generating units. The Act requires further reductions beginning in the year 2000 (Phase II). The year 2000 limits are based on an emission rate of 1.2 pounds per million Btu multiplied by a historical generation baseline for all generating units. WPSC's generating facilities met the year 2000 standard in 1995. WPSC achieved compliance with Wisconsin and federal sulfur dioxide emission limitations by switching to low sulfur coal.

     Because of the emission allowance system included in the Act, operations during Phase I are expected to produce surplus allowances which will be available to aid in compliance with the requirements of Phase II. To the extent WPSC determines that it will have allowances available beyond its own requirements in both Phase I and Phase II, it will consider the sale of the excess allowances. The PSCW has ordered that profits from the sale of allowances be used to benefit utility customers.

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

     Expenditures of $1.0 million to $2.0 million for Phase II of the Acid Rain Program are projected through 1999 to assure nitrogen oxide emission compliance at the Pulliam and Weston plants. The EPA recently proposed additional nitrogen oxide emission reductions from facilities in 22 eastern states, including those in Wisconsin. The reduction in nitrogen oxide emissions that WPSC will need to achieve has yet to be determined. However, it is likely that the reduction will be significant and beyond that required by the existing rules. The proposed rules will probably take effect in 2002 to 2004 and result in significant emission control costs.

     Air toxic provisions in the Act will not be applied until the EPA determines if those standards need to be applied to utilities.

                         WATER QUALITY

     WPSC is subject to regulation by the EPA and the DNR with respect to thermal and other discharges into Lake Michigan and other waters of Wisconsin from WPSC's power plants. Wastewater discharge permits with a term of five years were reissued by the DNR to WPSC for Kewaunee in 1995 and the Pulliam and Weston power plants in 1996. No new permit conditions or associated material costs were imposed compared to permits issued during earlier renewals. Revisions to state water quality rules as a result of the Great Lakes Initiative should not result in any significant changes when wastewater permits are reissued in 2000 for Kewaunee and in 2001 for the Pulliam and Weston plants.

                       GAS PLANT CLEANUP

     WPSC is investigating the cleanup of eight manufactured gas plant sites which it previously operated in Green Bay, Two Rivers, Oshkosh, Marinette, Sheboygan (two sites), Stevens Point, and Menominee (Michigan). In general, WPSC is proceeding with these projects as the designated responsible party for cleanup, although for two sites, Sheboygan II and Oshkosh, formal agreements have been executed with the DNR covering the investigation and restoration activities. The agreement for Sheboygan II allows WPSC to work with Wisconsin on restoration. The site is not associated with the larger Sheboygan River and Harbor Superfund site. The agreement for Oshkosh was entered into in order to resolve a unilateral administrative order that was issued by the DNR.

     Total costs of cleanup for all eight sites, as estimated by an environmental consultant, should be in the range of $34.1 million to $41.1 million. The estimates assume removal of significantly contaminated soil and groundwater treatment/monitoring for up to 25 years, depending on site conditions. The cost estimates for five of the sites include removal and disposal of contaminated river sediments.

     Expenditures for the gas plant sites are estimated to be made over the next 32 years. WPSC has recorded on its books a liability with an offsetting deferred charge (i.e., a regulatory asset) in the amount of $41.7 million. Insurance recoveries and collections in rates have reduced the regulatory asset to $29.2 million at December 31, 1997. Expenditures have reduced the liability to $40.2 million at December 31, 1997. Based on discussions with regulators and a Wisconsin rate order, management believes that these costs, but not the carrying costs associated with the deferred charges, will be recoverable in future customer rates. In a rate order that became effective in February 1997, the PSCW authorized current annualized recovery for gas site cleanup of $225,000 for each of the years 1997 and 1998.

     Work at the Stevens Point site is expected to commence in 1998. As remedial feasibility studies and initial remedial activities are completed, remediation cost estimates may be adjusted and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements.

     The cost estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC has obtained or is pursuing. Insurance recoveries are deferred as a reduction to the regulatory asset; therefore, neither adjustments to the estimated liability nor insurance recoveries have an immediate impact on net income. To date, WPSC has received insurance settlements of approximately $12.6 million.


                     F.  CAPITAL REQUIREMENTS

     WPSR's utility subsidiary, WPSC, makes large investments in capital assets. Construction expenditures for WPSC are expected to continue in the $75.0 million to $90.0 million range annually during the 1998 through 2000 period. This does not include any expenditures for the replacement of Kewaunee steam generators. Steam generator replacement, WPSC's share of which would be approximately $36.7 million in year of occurrence dollars, is contingent upon receipt of approval from the PSCW to proceed with replacement and agreement among the owners on a replacement plan. Potential expenditures for gas pipeline laterals which would connect WPSC's distribution system with the proposed Viking Voyageur pipeline from Canada are also not included.

     In addition, other capital requirements for WPSC during the three-year period include Kewaunee decommissioning trust fund contributions of approximately $30.0 million and replacement financing for maturing first-mortgage bonds of $50.0 million.

     See note 9 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Future Utility Expenditures, at page 72 for additional information regarding forecasted construction expenditures for WPSC.

     WPSR expects that internally-generated funds and short-term borrowing will satisfy most of its capital requirements. WPSR may periodically issue additional long-term debt and common stock to reduce short-term debt and to maintain desired capitalization ratios. The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. However, at this time, it is anticipated that trust originated preferred stock could be issued on behalf of WPSR in 1998. WPSR may also expand its leveraged employee stock ownership plan during the three-year period.

     Investment expenditures for nonregulated projects are uncertain since there are no material firm commitments at this time. Debt financing for most nonregulated projects is expected to be on a nonrecourse basis.


                           G. EMPLOYEES

     At December 31, 1997, WPSR, including its subsidiaries, employed 2,486 persons. Of this number, 2,399 employees were employed by WPSC.

     Of the employees of WPSC, 1,888 were considered electric utility employees and 511 were considered gas utility employees. Approximately 1,200 WPSC employees are represented by Local 310 of the International Union of Operating Engineers ("Union"). The Union has been operating without a contract since October 29, 1997. Unresolved issues remain and contract negotiations continue. There has never been a strike against WPSC by its employees.

ITEM 2.  PROPERTIES

                          A.  UTILITY

     The following table includes information about electric generation facilities of WPSC (including those jointly-owned):

                                                                         Rated
                                                                     Capacity (a)
     Type              Name            Location          Fuel         (Kilowatts)
-------------    ----------------    -------------    -----------    -------------

Steam            Pulliam             Green Bay, WI    Coal             400,900 (b)
                 Weston              Wausau, WI       Coal or Gas      480,100 (c)
                 Kewaunee            Kewaunee, WI     Nuclear          210,500 (d)
                 Columbia -
                  Units No. 1 & 2    Portage, WI      Coal             325,100 (d)

                 Edgewater
                  Unit No. 4         Sheboygan        Coal             106,200 (d)
                                                                     ---------
Total Steam                                                          1,522,800

Hydro            Various                                                68,400 (e)
                 (15 Plants)

Combustion       Various                              Gas or Oil       269,410 (f)
 Turbine         (7 Plants)
 & Diesel                                                            ---------

Total System                                                         1,860,610
                                                                     =========

     (a) Based on winter-rated capacity.

     (b) This plant has six units.

     (c) This plant has three units. Two units burn only coal and the other unit can burn coal or natural gas.

     (d) These facilities are jointly-owned. Kewaunee is operated by WPSC. WP&L is operator of the Columbia and Edgewater units.
         The capacity indicated is WPSC's portion of total plant capacity based on percent of ownership.

     (e) Includes 12,900 kw purchased from Wisconsin River Power Company.

     (f) WPSC and the Marshfield Electric and Water Department jointly own 115,600 kilowatts of combustion turbine peaking capacity which WPSC operates. The capacity indicated is WPSC's portion of total plant capacity based on percent of ownership.

     WPSC owns 55 transmission substations with a transformer capacity of 5,616,110 kilovolt-ampere ("kVa"), 110 distribution substations with a transformer capacity of 2,881,270 kVa, 1,549 miles of electric transmission lines, and 19,358 miles of electric distribution lines.

     Gas properties include approximately 4,623 miles of main, 68 gate and city regulator stations, and 201,566 services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

     Substantially all of WPSC's utility plant is subject to a first mortgage lien.


                             B.  NONREGULATED

     The following table includes information about jointly-owned electric generation facilities of PDI:

                                                                Rated
                                                               Capacity
Type             Name             Location          Fuel      (Kilowatts)
-----       --------------      ------------        ----      -----------
Steam       Stoneman            Cassville, WI       Coal      53,000 (a)


     (a)  The Stoneman facility is owned by Mid-American Power, LLC.
          PDI Stoneman, Inc. (a wholly-owned subsidiary of WPS Power
          Development, Inc.) and B. M. Stoneman, Inc., (a wholly-owned subsidiary of Burns and McDonnell) own 66-2/3% and 33-1/3%, respectively, of Mid-American Power, LLC.


ITEM 3.  LEGAL PROCEEDINGS

     See Part I, Item 1E, ENVIRONMENTAL MATTERS, at page 26, for a description of various proceedings relating to environmental matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about outside directors is omitted for the reason that such information will be included in a proxy statement for the Annual Meeting of Shareholders of WPSR which is scheduled to be held on May 7, 1998.

      A.  EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION ("WPSR")

                                         Current Position and Business             Effective
       Name and Age                    Experience During Past Five Years              Date
-----------------------------     -------------------------------------------      ---------

Larry L. Weyers           52      Chairman, President, and Chief Executive
                                   Officer                                         02-12-98
                                  President and Chief Executive Officer            05-01-97
                                  President and Chief Operating Officer            01-01-96

Patrick D. Schrickel      53      Executive Vice President                         12-29-96
                                  Vice President                                   12-09-93

Phillip M. Mikulsky       49      Senior Vice President-Development                02-12-98
                                  Vice President-Development                       09-01-95
                                  Manager-System Operations                        10-01-91 *
                                  Director-System Operations                       09-28-91 *

Daniel P. Bittner         54      Vice President and Chief Financial Officer       05-01-97
                                  Vice President                                   12-29-96

Richard E. James          44      Vice President-Corporate Planning                12-29-96
                                  Vice President-Corporate Planning                08-01-95 *
                                  Assistant Vice President-Corporate Planning      05-09-94 *
                                  Assistant Vice President-Rates and Economic
                                   Evaluation                                      03-01-92 *

Thomas P. Meinz           51      Vice President-Public Affairs                    02-12-98

Bernard J. Treml          48      Vice President-Human Resources                   02-12-98

Glen R. Schwalbach        52      Assistant Vice President-Corporate Planning      12-29-96
                                  Assistant Vice President-Corporate Planning      07-28-96 *
                                  Assistant Vice President-Gas Engineering
                                   and Supply                                      06-01-90 *

Francis J. Kicsar         58      Secretary                                        01-01-96

Ralph G. Baeten           54      Treasurer                                        12-09-93

Diane L. Ford             44      Controller and Chief Accounting Officer          05-01-97
                                  Controller                                       12-15-93

George R. Wiesner         40      Assistant Controller                             12-15-96
                                  Director-Financial Accounting ESI/PDI            08-25-96 *
                                  Financial Reporting Supervisor                   05-01-87 *

   * Identifies experience with Wisconsin Public Service Corporation ("WPSC") for Richard E. James, Phillip M. Mikulsky, Glen R. Schwalbach, and
      George R. Wiesner. The other listed officers of WPSR are also officers of WPSC and their experience with WPSC is indicated below.


All of the above named executive officers have been employed by WPSR or WPSC for at least five years.

       B.  EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION ("WPSC")

                                         Current Position and Business             Effective
        Name and Age                   Experience During Past Five Years              Date
-----------------------------     -------------------------------------------      ---------

Larry L. Weyers           52      Chairman and Chief Executive Officer             02-12-98
                                  President and Chief Executive Officer            05-04-97
                                  President and Chief Operating Officer            01-01-96
                                  Senior Vice President-Power Supply and
                                   Engineering                                     08-01-95
                                  Vice President-Power Supply and Engineering      05-09-94
                                  Vice President-Energy Supply                     01-01-92

Patrick D. Schrickel      53      President and Chief Operating Officer            02-12-98
                                  Executive Vice President                         12-29-96
                                  Senior Vice President-Finance and Corporate
                                   Services                                        05-09-94
                                  Senior Vice President-Operations                 06-01-89

Daniel P. Bittner         54      Senior Vice President-Finance and Corporate
                                   Services                                        12-29-96
                                  Senior Vice President-Customer Service           05-09-94
                                  Senior Vice President-Finance                    03-01-92
                                  Vice President-Treasurer                         02-01-89

Clark R. Steinhardt       56      Senior Vice President-Nuclear Power              06-01-91

Ralph G. Baeten           54      Vice President-Treasurer                         08-01-95
                                  Treasurer                                        03-01-92
                                  Insurance and Benefits Director                  05-01-87

Thomas P. Meinz           51      Vice President-Public Affairs                    02-12-98
                                  Vice President-Power Supply and Engineering      02-23-97
                                  Power Supply and Engineering Executive           01-14-96
                                  Senior Corporate Planning Executive              05-09-94
                                  Manager-System Planning and Licensing            03-01-91

Bernard J. Treml          48      Vice President-Human Resources                   05-09-94
                                  Assistant Vice President-Human Resources         07-01-93
                                  Manager-Human Resources                          08-01-92
                                  Manager-Marketing Programs and Services          08-01-91

Wayne J. Peterson         39      Vice President-Distribution and Customer
                                   Service                                         02-12-98
                                  Assistant Vice President-Customer Service        02-23-97
                                  Manager-System Operations                        10-01-95
                                  Site Leader                                      10-01-94
                                  Electric Superintendent                          04-01-92
                                  Director-Distribution Services                   01-02-92

David W. Schonke          64      Assistant Vice President-Electric
                                   Distribution Engineering                        06-01-86

Francis J. Kicsar         58      Secretary                                        01-01-96
                                  Assistant Secretary                              03-01-92
                                  Director-Corporate Tax                           10-01-76

Diane L. Ford             44      Controller                                       03-01-92
                                  Administrator-Corporate Accounting               05-01-87


NOTE: All ages for the officers of WPSR and WPSC are as of December 31, 1997. None of the executives listed above for WPSR or for WPSC are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his or her successor shall have been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


   WPS RESOURCES CORPORATION COMMON STOCK TWO-YEAR COMPARISON

                           Dividends
Share Data                 Per Share          Price Range
----------                 ---------     ---------------------
                                          High           Low
                                         -------       -------
 1997
       1st Quarter          $ .475       28-3/4        26-1/8
       2nd Quarter            .475       27-7/8        23-3/8
       3rd Quarter            .485       29-1/4        26-3/4
       4th Quarter            .485       34-1/4        28-1/16
                             -----
             Total          $1.92

   1996
       1st Quarter          $ .465       34-3/8        31-7/8
       2nd Quarter            .465       33-1/2        30-1/8
       3rd Quarter            .475       32-1/8        30-3/8
       4th Quarter            .475       30-5/8        28-1/4
                             -----
             Total          $1.88

                      DIVIDEND RESTRICTIONS

     WPSC, WPSR's principal subsidiary, is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW. Also, Wisconsin law prohibits WPSC from making loans to WPSR and its nonregulated subsidiaries and from guaranteeing their obligations.

     On January 15, 1997, a special common stock dividend of $10.0 million was declared by WPSC to be paid to WPSR. The special dividend allowed WPSC's average equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking. The dividend was paid in January 1997.

                          COMMON STOCK

     Listed on the New York and Chicago Stock Exchanges

     Ticker Symbol:  WPS

     Transfer Agent and Registrar:  Firstar Trust Company
                                    P. O. Box 2077
                                    Milwaukee, Wisconsin 53201

     As of December 31, 1997, there were 23,704 common stock shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1993 TO 1997)*

                                            A.  CONSOLIDATED STATEMENTS OF INCOME


========================================================================================================================
Consolidated Statements of Income
========================================================================================================================
Year Ended December 31
(Thousands, except share amounts)          1997              1996              1995             1994              1993
------------------------------------------------------------------------------------------------------------------------
Operating revenues
Electric utility                         $479,388          $490,506          $489,000         $480,816          $493,256
Gas utility                               211,090           211,357           174,693          182,058           187,376
Nonregulated energy and other             187,862           156,391            56,155           10,921                 -
------------------------------------------------------------------------------------------------------------------------
Total operating revenues                  878,340           858,254           719,848          673,795           680,632
========================================================================================================================
Operating expenses
Electric production fuels                 107,538           105,418           104,858          111,011           114,051
Purchased power                            45,876            37,737            39,593           38,631            30,703
Gas purchased for resale                  147,755           149,388           116,253          126,351           133,347
Nonregulated energy cost of sales         182,863           155,133            53,983           10,663                 -
Other operating expenses                  148,569           168,905           154,445          148,917           148,270
Maintenance                                41,661            48,806            50,761           49,983            51,597
Depreciation and decommissioning           77,541            65,178            65,627           56,365            60,609
Taxes other than income                    26,448            26,868            25,921           26,063            25,204
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                  778,251           757,433           611,441          567,984           563,781
========================================================================================================================
Operating income                          100,089           100,821           108,407          105,811           116,851
------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds
  used during construction                    129               139               170              108               287
Other, net                                 11,511            (1,084)            6,080            4,473             3,356
------------------------------------------------------------------------------------------------------------------------
Total other income                         11,640              (945)            6,250            4,581             3,643
========================================================================================================================
Income before interest expense            111,729            99,876           114,657          110,392           120,494
------------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                 22,331            21,532            22,859           23,407            24,393
Other interest                              4,172             3,596             2,604            1,796             1,562
Allowance for borrowed funds
  used during construction                   (100)             (128)              (68)            (139)             (200)
------------------------------------------------------------------------------------------------------------------------
Total interest expense                     26,403            25,000            25,395           25,064            25,755
========================================================================================================================
Income before income taxes                 85,326            74,876            89,262           85,328            94,739
Income taxes                               29,270            24,358            30,808           29,526            32,539
Minority interest                            (797)             (348)                -                -                 -
Preferred stock dividends of
  subsidiary                                3,111             3,111             3,111            3,111             3,311
------------------------------------------------------------------------------------------------------------------------
Net income                               $ 53,742          $ 47,755          $ 55,343         $ 52,691          $ 58,889
========================================================================================================================
Shares of common stock
Outstanding at December 31                 23,897            23,897            23,897           23,897            23,897
Average                                    23,873            23,891            23,897           23,897            23,888
Basic and diluted earnings per
  average share of common stock             $2.25             $2.00             $2.32            $2.21             $2.47
Dividend per share of common stock           1.92              1.88              1.84             1.80              1.76
========================================================================================================================

* WPS Resources Corporation became a holding company in 1994.  The data in the 1993 column is that of Wisconsin Public
  Service Corporation.

PAGE

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1993 TO 1997)*

                                                 B.  CONSOLIDATED BALANCE SHEETS


========================================================================================================================
Consolidated Balance Sheets
At December 31 (Thousands)                  1997               1996             1995            1994             1993
========================================================================================================================
Assets
------------------------------------------------------------------------------------------------------------------------
Utility plant
Electric                                 $1,513,310         $1,483,829       $1,449,201      $1,423,316       $1,386,007
Gas                                         252,029            241,367          228,734         203,384          184,234
------------------------------------------------------------------------------------------------------------------------
Total                                     1,765,339          1,725,196        1,677,935       1,626,700        1,570,241
Less - Accumulated depreciation
  and decommissioning                     1,032,149            952,296          905,427         846,505          801,056
------------------------------------------------------------------------------------------------------------------------
Total                                       733,190            772,900          772,508         780,195          769,185
Nuclear decommissioning trusts              134,108            100,570           82,109          64,147           56,699
Nuclear fuel, net                            19,062             19,381           14,275          19,417           17,981
------------------------------------------------------------------------------------------------------------------------
Net utility plant                           886,360            892,851          868,892         863,759          843,865
========================================================================================================================
Current assets                              196,591            219,144          186,085         170,015          180,140
Net nonutility and nonregulated plant        19,194             19,738            3,307           2,218            2,121
Regulatory and other assets                 197,457            199,132          208,459         181,283          172,715
------------------------------------------------------------------------------------------------------------------------
Total assets                             $1,299,602         $1,330,865       $1,266,743      $1,217,275       $1,198,841
========================================================================================================================



========================================================================================================================
Capitalization and Liabilities
========================================================================================================================
Capitalization
Common stock equity                      $  477,823         $  467,524       $  463,441      $  446,540       $  433,724
Preferred stock of subsidiary
  with no mandatory redemption               51,200             51,200           51,200          51,200           51,200
Long-term debt of subsidiary                304,008            305,788          306,590         309,945          314,225
------------------------------------------------------------------------------------------------------------------------
Total capitalization                        833,031            824,512          821,231         807,685          799,149
========================================================================================================================
Liabilities
Short-term borrowings                        30,706             57,950           26,500          22,500           21,000
Deferred income taxes                       125,804            130,208          135,958         126,639          138,952
Other liabilities and credits               310,061            318,195          283,054         260,451          239,740
------------------------------------------------------------------------------------------------------------------------
Total liabilities                           466,571            506,353          445,512         409,590          399,692
========================================================================================================================
Total capitalization and liabilities     $1,299,602         $1,330,865       $1,266,743      $1,217,275       $1,198,841
========================================================================================================================

* WPS Resources Corporation became a holding company in 1994.  The data in the 1993 column is that of Wisconsin Public
  Service Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1993 TO 1997)*

                                                         C.  FINANCIAL STATISTICS


================================================================================================================

Year Ended December 31                   1997             1996            1995           1994            1993
----------------------------------------------------------------------------------------------------------------
Stock price                            $33-13/16         $28-1/2             $34        $26-3/4          $33-5/8
Book value per share                      $20.00          $19.56          $19.39         $18.69           $18.18
Return on average equity                   11.3%           10.2%           12.2%          12.0%            13.9%
Number of common stock shareholders       23,704          23,998          24,341         25,395           25,240
Number of employees                        2,486           2,606           2,547          2,578            2,603
================================================================================================================

* WPS Resources Corporation became a holding company in 1994.  The data in the 1993 column is that of
  Wisconsin Public Service Corporation.

PAGE

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL DATA AND
         FINANCIAL STATISTICS (1993 TO 1997)

                                      D.  SELECTED FINANCIAL DATA


========================================================================================================
(Millions)                                     1997          1996         1995         1994         1993
--------------------------------------------------------------------------------------------------------

Operating Revenues                          $  690.5      $  701.9     $  663.7     $  662.8    $  680.6
Net Income                                      64.7          60.4         59.2         55.8        62.2
Total Assets (At December 31)                1,234.0       1,258.9      1,233.4      1,205.2     1,198.8
Long-Term Debt, Net (At December 31)           307.6         310.8        312.7        316.1       314.2
========================================================================================================

PAGE

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1993 TO 1997)

                                                        E.  FINANCIAL STATISTICS


===================================================================================================================

Year Ended December 31 (Millions)              1997            1996            1995           1994           1993
-------------------------------------------------------------------------------------------------------------------

Coverage
Times interest earned before income taxes        4.48            4.36            4.00           4.19           4.49
Times interest earned after income taxes         3.30            3.21            3.03           3.09           3.29
Times interest and preferred dividends
  earned after income taxes                      2.97            2.88            2.70           2.77           2.93
===================================================================================================================

Capitalization ratios
Common equity including ESOP                     56.0            55.3            55.0           53.9           54.3
Preferred stock                                   6.3             6.3             6.3            6.4            6.4
Long-term debt                                   37.7            38.4            38.7           39.7           39.3
===================================================================================================================
Percent long-term debt to net utility plant      34.7            34.8            36.0           36.6           37.2
===================================================================================================================
Average rate
Bonds                                             7.0             7.0             7.1            7.1            7.1
Preferred stock                                   6.1             6.1             6.1            6.1            6.1
===================================================================================================================
Number of preferred stock shareholders          2,734           2,965           3,165          3,372          3,577
===================================================================================================================
Weather information
Cooling degree days                               255             352             808            519            432
Cooling degree days as a percent of normal      53.3%           73.6%          170.1%         107.0%          86.2%
Heating degree days                             8,099           8,566           7,813          7,578          7,916
Heating degree days as a percent of normal     101.6%          107.5%           98.0%          95.5%         100.2%
===================================================================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION OF
         WPS RESOURCES CORPORATION AND
         WISCONSIN PUBLIC SERVICE CORPORATION


                         RESULTS OF OPERATIONS

     WPS Resources Corporation ("WPSR") is a holding company. Approximately 79% and 95% of WPSR's 1997 revenues and assets, respectively, and all of its net income are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility. WPSR's wholly-owned subsidiaries include WPSC, WPS Energy Services, Inc. ("ESI"), and WPS Power Development, Inc. ("PDI").

                        1997 COMPARED WITH 1996

WPS RESOURCES CORPORATION OVERVIEW

     Revenues at WPSR increased from $858.3 million in 1996 to $878.3 million in 1997, or 2.3%. Net income increased 12.3% from $47.8 million in 1996 to $53.7 million in 1997. Basic and diluted earnings per share increased 12.5%, from $2.00 in 1996 to $2.25 in 1997. The primary reasons for the increase in earnings at WPSR were decreased operating and maintenance expenses, increased other income, an increased nonregulated energy margin, and an increased gas utility margin. Partially offsetting these increases in earnings were a decrease in the electric utility margin, an increase in depreciation and decommissioning expense, and an increase in income tax expense.

     Earnings on common stock of WPSC were $61.6 million in 1997 and $57.3 million in 1996. Nonregulated losses were $7.9 million in 1997 and $9.5 million in 1996.

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

     Revenues at WPSC were $690.5 million in 1997 compared with $701.9 million in 1996, a decrease of 1.6%. Earnings on common stock increased 7.5%, from $57.3 million in 1996 to $61.6 million in 1997. The primary reasons for the increase in earnings at WPSC were a decrease in operating and maintenance expenses, an increase in other income, and an increase in the gas utility margin. Offsetting these increases in earnings were a decrease in the electric utility margin, an increase in depreciation and decommissioning expense, and an increase in income tax expense.

ELECTRIC UTILITY OPERATIONS

     Electric margins decreased $21.4 million (see table below), or 6.2%, due to implementation of a Public Service Commission of Wisconsin ("PSCW") rate order which authorized a $35.5 million, or 8.1%, electric revenue reduction. A second factor contributing to decreased margins was increased replacement power costs as a result of an extended outage at the Kewaunee Nuclear Power Plant ("Kewaunee"). WPSC is the operator and 41.2% owner of Kewaunee. A surcharge authorized by the PSCW partially offset increases in replacement power costs in the latter part of the first quarter and in the second quarter of 1997.

   =================================================================
   ELECTRIC MARGINS ($000)         1997           1996        1995
   -----------------------------------------------------------------
   Revenues                      $479,388       $490,506    $489,000
   Fuel and purchased power       153,414        143,155     144,451
   -----------------------------------------------------------------
   Margins                       $325,974       $347,351    $344,549
   =================================================================
   Sales (kWh 000)             11,259,327     11,011,842  10,978,131
   =================================================================

     In spite of a 27.6% decrease in cooling degree days, electric kilowatt-hour ("kWh") sales increased by 2.2% due to increased demand by commercial and industrial customers. Commercial and industrial kWh sales increased 4.8%, while wholesale kWh sales decreased 3.4%. Electric operating revenues decreased $11.1 million, or 2.3%, due primarily to the electric rate decrease.

     Electric production fuel expense increased $2.1 million, or 2.0%.
Nuclear fuel expense was $2.0 million lower than in 1996 due to decreased generation at Kewaunee in the first and second quarters of 1997 as a result of an extended outage. Steam fuel expense was higher by $1.0 million and combustion turbine generation expense was higher by $3.2 million due to increased generation requirements from these sources during the extended outage at Kewaunee.

     Purchased power expense increased $8.1 million, or 21.6%, due to increased purchase requirements and higher costs of purchased power during the extended outage at Kewaunee.

     The PSCW allows WPSC to pass changes in the cost of fuel and purchased power, within a specified range, on to its customers through a fuel adjustment clause. WPSC is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annual basis. The additional fuel costs in 1997 did not result in WPSC being outside this 2% window.

GAS UTILITY OPERATIONS

     Gas margins increased $1.4 million (see table below), or 2.2%, due primarily to implementation of a PSCW rate order which authorized a $5.7 million, or 2.7%, increase in gas revenues.

   =================================================================
   GAS MARGINS ($000)              1997          1996         1995
   -----------------------------------------------------------------
   Revenues                      $211,090      $211,357     $174,693
   Purchase costs                 147,755       149,388      116,253
   -----------------------------------------------------------------
   Margins                       $ 63,335      $ 61,969     $ 58,440
   =================================================================
   Volume (Therms 000)            662,008       666,598      631,192
   =================================================================

     Gas operating revenues remained relatively stable reflecting the rate increase offset by a 5.5% reduction in heating degree days. Gas revenues also reflect a one-time reduction of $0.9 million in the first quarter of 1997 as a result of a PSCW directive to change the accounting treatment for previous customer line extensions. This reduction represents a decrease of approximately $.02 per share after income tax effects.

     Gas purchase costs showed a net decrease of $1.6 million, or 1.1%, due primarily to reduced purchases because of decreased demand as a result of the reduction in heating degree days. The PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause ("PGAC").

OTHER UTILITY EXPENSES/INCOME

     Other operating expenses at WPSC decreased $24.1 million, or 15.2%. Cost saving initiatives and decreased amortization of deferred demand-side management expenditures resulted in lower customer service and sales expenses of $9.5 million. Administrative expenses decreased $5.8 million due to cost saving measures and reduced postretirement medical, dental, and other benefit expenses. Generation operating expenses were lower by $7.3 million primarily as a result of the completion in 1996 of an amortization of deferred expenses related to a previous coal contract settlement. Gas operating expenses decreased $1.5 million as the result of a PSCW directive requiring gas servicing revenues and expenses to be classified as other income and deductions beginning in 1997.

     Maintenance expense decreased $7.1 million, or 14.5%. Electric transmission and distribution expenses decreased $3.4 million as a result of cost saving initiatives and less maintenance of overhead lines in 1997 due to less storm damage. Expenses were $1.9 million lower at Kewaunee in 1997 because Kewaunee was out of service in 1996 for scheduled maintenance. Gas distribution had lower expenses of $0.9 million due to cost saving initiatives and decreased maintenance activities. Steam costs decreased $0.6 million at WPSC's coal-fired plants due to changes in maintenance schedules as a result of the extended outage at Kewaunee.

     Depreciation and decommissioning expenses increased $12.0 million, or 18.8%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

     Other income increased $7.5 million, or 141.7%, due primarily to gains in 1997 on the sale of nonutility property of $4.8 million which represented an increase of approximately $.12 per share after income tax effects. Also included in other income in 1997 was interest of $2.2 million resulting from an income tax audit settlement. Income tax expense increased $1.9 million reflecting higher net income in 1997.

OVERVIEW OF NONREGULATED OPERATIONS

     Nonregulated operations primarily represent the gas and electric sales of ESI, an energy marketing subsidiary. Nonregulated operations also include PDI which participates in the development of electric generation projects, invests in generating projects, and provides services to the electric power generation industry. Nonregulated operations experienced a loss of $7.9 million in 1997 compared with a loss of $9.5 million in 1996.

     On a stand-alone basis, WPSR incurred a net loss in 1997 of $1.0 million, compared with net income of $0.8 million in 1996. The 1997 WPSR stand-alone loss was attributable primarily to costs related to the proposed merger with Upper Peninsula Energy Corporation ("UPEN").

     ESI incurred a loss of $4.9 million in 1997 and $6.3 million in 1996, a decrease of 22.2%. PDI incurred a loss of $1.9 million in 1997 and $4.0 million in 1996, a decrease of 52.5%. Operating losses at the nonregulated subsidiaries were anticipated by management as the companies develop infrastructure and finance additional working capital needed to support growth.

NONREGULATED MARGINS

     Gas margins at ESI increased $3.2 million from a negative $1.1 million in 1996 to a positive $2.1 million in 1997. In 1996, customer commitments at ESI were not fully hedged during a period of volatile gas commodity markets and certain gas suppliers defaulted which negatively impacted margins. Electric margins increased $0.9 million in 1997.

     Nonregulated energy and other operating revenues increased
$31.5 million, or 20.1%. The increase in nonregulated energy revenues consisted largely of increased gas sales at ESI of $26.2 million, or 17.1%, as a result of customer growth and increased electric sales of $5.6 million, or 716.0%.

     Nonregulated energy cost of sales increased $27.7 million, or 17.9%, due primarily to increased gas purchases and purchased power of $20.5 million and $4.7 million, respectively, at ESI.

OTHER NONREGULATED EXPENSES/INCOME

     Other nonregulated operating expenses increased $3.7 million, or 34.6%. Other operating expenses increased $2.3 million at WPSR due primarily to expenses associated with the UPEN merger.

     Other operating expenses at ESI increased $1.3 million, or 19.4%, due to expansion of the business and the development of infrastructure as ESI positions itself for the future. Although increased margins more than offset other operating expenses, interest costs increased due to the financing of additional working capital needed to support the growth of ESI.

     Other operating expenses at PDI increased $0.4 million as a result of expansion of the business and operation of the Stoneman Power Plant ("Stoneman"). Project revenues at PDI partially offset costs related to the investigation of possible energy-related investments and a loss from Stoneman operations.

     ESI experienced trading losses of $1.4 million in 1997 and $2.5 million in 1996. PDI experienced a loss of $4.0 million in 1996 related to the write-off of an investment in an industrial processing facility. This write-off represented a decrease in 1996 earnings of $.10 per share after income tax effects.

                        1996 COMPARED WITH 1995

WPS RESOURCES CORPORATION OVERVIEW

     Revenues at WPSR increased 19.2% from $719.8 million in 1995 to $858.3 million in 1996. Net income was $55.3 million in 1995 compared with $47.8 million in 1996, a decrease of 13.6%. Basic and diluted earnings per share were $2.32 in 1995 and $2.00 in 1996, a decrease of 13.8%. The most significant reasons for the decrease in earnings at WPSR were increased operating expenses at the nonregulated subsidiaries, decreased gas margins at ESI, a loss on an industrial processing facility investment at PDI, and increased operating expenses at WPSC.

     Earnings on common stock of WPSC were $57.3 million in 1996 and $56.1 million in 1995. Nonregulated losses were $9.5 million in 1996 and $0.8 million in 1995.

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

     Revenues at WPSC increased 5.8%, from $663.7 million in 1995 to $701.9 million in 1996. Earnings on common stock increased 2.1%, from $56.1 million in 1995 to $57.3 million in 1996.

ELECTRIC UTILITY OPERATIONS

     Electric margins increased $2.8 million, or 0.8%, due primarily to increased sales volumes and decreased purchased power expenses. Electric operating revenues remained relatively stable between 1996 and 1995. Electric production fuels and purchased power decreased $1.3 million, or 0.9%, as a result of $1.9 million lower purchased power costs, $1.8 million lower generation costs at Kewaunee due to an extended outage, and $1.5 million lower combustion turbine generation costs. Offsetting these decreases was an increase in generating costs at coal-fired plants of $3.9 million.

GAS UTILITY OPERATIONS

     Gas margins increased $3.5 million, or 6.0%, due to customer growth at WPSC and colder weather. Based on degree days, the weather was 9.6% colder in 1996 than in 1995. Gas operating revenues increased $36.7 million, or 21.0%, and gas purchased for resale increased $33.1 million, or 28.5%, both due to increased volumes as a result of customer growth and higher gas costs.

OTHER UTILITY EXPENSES/INCOME

     Other operating expenses at WPSC increased $7.3 million, or 4.8%.
Higher operating expenses included an increase of $4.5 million related to expansion of certain operating activities in anticipation of more competitive markets and an increase in gas operating expenses of $1.9 million as a result of customer growth. Partially offsetting these increases was a decrease in employee benefit costs of approximately $2.6 million due to a reduction in postretirement benefit expenses.

     Maintenance expense decreased $2.0 million, or 4.0%, due to lower maintenance activity at WPSC's coal-fired plants of $3.3 million. This decrease was partially offset by increased maintenance expense at Kewaunee of $1.0 million.

OVERVIEW OF NONREGULATED OPERATIONS

   Nonregulated energy and other operating revenues increased 178.3%, from $56.2 million in 1995 to $156.4 million in 1996. The loss at the nonregulated subsidiaries was $0.8 million in 1995 and $9.5 million in 1996.

NONREGULATED MARGINS

     Gas margins at ESI decreased from a positive $1.2 million in 1995 to a negative $1.1 million in 1996. Gas margins were negatively impacted due primarily to the volatile gas commodity market experienced during 1996 in which ESI was not fully hedged for its customer commitments and ESI's decision to honor customer contracts, despite defaults by certain gas suppliers, during a period of exceptionally high demand.

     Nonregulated energy and other operating revenues increased
$100.2 million, or 178.5%. Nonregulated energy revenues primarily represent electric and gas sales made by ESI. The increase in nonregulated energy revenues was due to increased gas sales at ESI from $55.2 million in 1995 to $153.1 million in 1996, an increase of $97.9 million, or 177.2%. The increased gas sales resulted from ESI's acquisition of a gas marketing company in the fourth quarter of 1995, additional customer growth in the wholesale market, and higher unit prices due to gas commodity market conditions. Other operating revenues increased $1.5 million, or 167.3%, and were comprised of consulting and construction revenue from ESI and PDI.

     Nonregulated energy cost of sales increased $101.2 million, or 187.4%, due primarily to increased gas purchases and increased gas costs at ESI from $54.0 million in 1995 to $154.3 million in 1996, an increase of $100.3 million, or 185.7%.

OTHER NONREGULATED EXPENSES/INCOME

     Other operating expenses increased $7.1 million reflecting the expansion of ESI's and PDI's business and the development of infrastructure including personnel and systems.

     In 1996, PDI experienced a $4.0 million loss on a write-off of an investment in an industrial processing facility which had been made in anticipation of energy sales opportunities. This loss represented a $.10 per share decrease in earnings after income tax effects. ESI experienced trading losses of $2.5 million in 1996.

                             BALANCE SHEET

                        1997 COMPARED WITH 1996

     Nuclear decommissioning trusts increased $33.5 million due to continued funding and favorable investment returns. Customer receivables decreased $19.3 million primarily as a result of decreased sales and increased collection efforts at WPSC. Regulatory assets decreased $18.4 million due primarily to gas plant cleanup insurance recoveries recorded as an offset to regulatory assets in 1997. Investments and other assets increased $16.7 million as a result of increased prepaid pension assets and an increased unrealized gain on the nuclear decommissioning trust.

     Short-term notes payable and commercial paper decreased $16.6 million and $10.6 million, respectively, due to decreased operational cash needs at WPSC and decreased notes payable at WPSR. Internally generated funds exceeded cash requirements at both WPSC and WPSR.

                          FINANCIAL CONDITION

     Internally generated funds exceeded WPSR's cash requirements resulting in the reduction of short-term borrowings during 1997. Pretax interest coverage was 4.48 times for the 12 months ended December 31, 1997 for WPSC. WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

     WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividends without prior notice to the PSCW. Also, Wisconsin law prohibits WPSC from making loans to WPSR and its nonregulated subsidiaries and from guaranteeing their obligations. A special common stock dividend of $10.0 million was paid by WPSC to WPSR in January 1997. The special dividend allowed WPSC's average equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking.

     WPSC makes large investments in capital assets. Construction expenditures for WPSC are expected to continue in the $75.0 million to $90.0 million range annually during the 1998 through 2000 period. This does not include expenditures for the replacement of Kewaunee steam generators. Steam generator replacement, WPSC's share of which would be approximately $36.7 million in year of occurrence dollars, is contingent upon receipt of approval from the PSCW to proceed with replacement and agreement among the owners on a replacement plan. Potential expenditures for gas pipeline laterals which would connect WPSC's distribution system with the proposed Viking Voyageur pipeline from Canada are also not included.

     In addition, other capital requirements for WPSC during the three-year period include Kewaunee decommissioning trust fund contributions of approximately $30.0 million and maturing first-mortgage bonds of $50.0 million.

     WPSR expects that internally-generated funds and short-term borrowing will satisfy most of its capital requirements. WPSR may periodically issue additional long-term debt and common stock to reduce short-term debt and to maintain desired capitalization ratios. The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. WPSR may expand its leveraged employee stock ownership plan during the three-year period. Trusted preferred stock may be issued on behalf of WPSR in 1998 to reduce short-term borrowing.

     Investment expenditures for nonregulated projects are uncertain since there are no material firm commitments at this time. Debt financing for most nonregulated projects is expected to be on a nonrecourse basis.

     Statement of Financial Accounting Standards ("SFAS") No. 121,
"Accounting for the Impairment of Long-Lived Assets to be Disposed of," became effective in March 1995. This statement imposes a stricter criterion for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. WPSR adopted this statement on January 1, 1996. The adoption of this statement did not have a material impact on the financial position or results of operations based on the current regulatory structure. SFAS No. 121 may impact WPSR in the future as competitive factors influence wholesale and retail pricing in the electric and gas industries and as regulatory policy regarding recovery of stranded investment is developed.

     SFAS No. 123, "Accounting for Stock-Based Compensation," became effective in 1996. This statement permits, but does not require, companies to change their accounting for stock-based compensation. The statement also requires additional disclosures. WPSR has adopted only the disclosure provision of the statement and currently does not provide significant stock-based compensation.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share. Adoption of this standard by WPSR at December 31, 1997 had no impact on the presentation of earnings per share as basic and diluted earnings per share are identical to previously reported earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components of revenues, expenses, gains, and losses. The statement is effective for fiscal years beginning after December 15, 1997. WPSR will be adopting the requirements for reporting comprehensive income in the first quarter of 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and is effective for periods beginning after December 15, 1997. WPSR will be adopting the requirements of this statement at year-end 1998 and has not yet determined the segments which will be disclosed.

     On July 10, 1997, WPSR announced a merger agreement with UPEN. The S-4 Registration Statement was declared effective by the Securities and Exchange Commission ("SEC") on December 5, 1997. The shareholders of UPEN approved the merger on January 29, 1998. The merger is subject to (1) approval by the Federal Energy Regulatory Commission ("FERC"); (2) approval by the SEC under the Public Utility Holding Company Act of 1935; (3) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (4) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (5) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and
(6) the satisfaction of various other conditions. The merger is expected to be completed during the second half of 1998. UPEN will merge with and into WPSR, and Upper Peninsula Power Company, UPEN's utility subsidiary, will become a wholly-owned subsidiary of WPSR. Each of the 2,950,001 outstanding shares of UPEN common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value), subject to adjustment for fractional shares, as provided in the merger agreement.

     Effective March 20, 1997, WPSC received authorization from the PSCW to defer all costs associated with the repair of the Kewaunee steam generators. Repairs are complete and Kewaunee returned to service on June 12, 1997 after having been out of service since September 21, 1996. Repair costs of $3.6 million (WPSC's portion) have been deferred. The joint owners of Kewaunee have requested rate recovery of these deferred costs through a customer surcharge which would be effective for April and May 1998.

     On July 1, 1997, the PSCW authorized WPSC to defer all advertising costs associated with developing a communication plan to educate customers on the potential energy shortage. WPSC was also authorized to defer all costs related to returning its fossil-fueled plant, Pulliam Unit 3, to service and all subsequent operating costs for Pulliam Unit 3 until the next rate filing. The recovery of these deferred costs will be considered in a future rate proceeding. To date, approximately $0.5 million related to advertising costs and Pulliam Unit 3 operating costs has been deferred.

     A PSCW order granting a Certificate of Public Convenience and Necessity for construction of the De Pere Energy Center was issued on October 9, 1997. WPSC has a 25-year commitment with Polsky Energy Corporation to purchase the output of the facility which is scheduled for operation in 1999. The transaction will be accounted for as a capital lease. WPSC will make any necessary adjustments to debt and equity levels, and appropriate rate relief is expected. Should electric retail deregulation occur, this contract may be deemed uneconomical which could require a loss accrual if the regulator would not allow recovery as part of the deregulation transition plan.

     WPSC's contract with the International Union of Operating Engineers Local 310 expired on October 28, 1997. Unresolved issues remain and contract negotiations continue. Approximately 1,200 employees are covered under this contract. The employees continue to work without a contract.

     WPSR has completed an initial assessment of the impact of the year 2000 compliance on its computer systems. WPSR worked with a consultant beginning in 1996 to analyze the year 2000 problem. Plans have been established to analyze all in-house and third party software products and applications. A preliminary plan indicates that all major in-house developed systems are expected to be compliant by the end of 1998. The plan is intended to enable all systems to be compliant by the year 2000. The most recent estimated future internal labor and third party cost of year 2000 compliance is approximately $13.4 million.

                                TRENDS

     WPSC follows SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the utility. These include the PSCW, 90% of revenues; the Michigan Public Service Commission ("MPSC"), 3% of revenues; and the FERC, 7% of revenues. In addition, Kewaunee is regulated by the Nuclear Regulatory Commission ("NRC"). Environmental matters are primarily governed by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources.

     In late 1995, the PSCW outlined its plan for restructuring the electric industry in Wisconsin. The plan included 32 steps in a 5-year process concluding with retail competition by the year 2001. In 1997, the 32-step process was changed to a 7-step process which has not yet been adopted as the official PSCW restructuring plan.

     Should electric deregulation occur such that WPSC would no longer qualify to reflect the effects of ratemaking under SFAS No. 71 in its financial statements, no impairment of significant recorded assets or reduction in reported equity is anticipated. WPSC does not have any significant assets which it foresees as being potentially stranded and no potential disparity between the depreciable lives of WPSC's capital assets and those lives applicable to a competitive environment has been identified. Increased competition is likely to put pressure on margins at WPSC. However, at this time, management cannot predict the ultimate results of deregulation.

     Part of electric utility restructuring involves establishing independent system operators ("ISOs"). An ISO is an independent third party which potentially owns the transmission facilities, oversees the operations of transmission facilities, administers open access transmission tariffs, and directs power dispatch. WPSC is working with several groups which are attempting to form ISOs.

     During the past summer, Governor Thompson requested reports from the PSCW, electric utilities, and industrial customers assessing the electric capacity problems experienced in eastern Wisconsin during this past spring and summer. The reports provided analyses and recommendations on how to assure the future reliability of the electrical supply and made recommendations on how to improve the effectiveness of the state's utility regulatory process. WPSC participated in the development of the utility report. The Governor is expected to make energy supply and regulatory recommendations based on the reports.

     Both the PSCW and the MPSC continue to review gas industry restructuring. In a current docket, the PSCW is addressing gas restructuring issues including unbundling of rates, pricing of contracted services in potential utility bypass situations, and the separation of gas utilities from their nonregulated gas marketing affiliates. The MPSC is conducting pilot studies to test the development of competitive retail gas markets in Michigan.

     WPSC has historically recovered gas costs through a PGAC. The PSCW has recently allowed utilities to select either an incentive gas cost recovery mechanism or a modified one-for-one mechanism for gas cost recovery. WPSC has selected the modified one-for-one gas cost recovery plan and implementation of the new mechanism, which is currently under development and is similar to the recovery received under the existing PGAC, is expected in November 1998.

     WPSC is investigating the environmental cleanup of eight manufactured gas plant sites. Cleanup estimates have been determined for seven of the sites.
A detailed investigation has not yet been performed for the eighth site. Future investigation and cleanup costs for all eight sites is estimated in the range of $34.1 million to $41.1 million. These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and experience gained through cleanup activities.

     An initial liability of $41.7 million for cleanup had been established with an offsetting regulatory asset (deferred charge). Of this amount, approximately $1.5 million has been spent to date. Management believes that cleanup costs net of insurance recoveries, but not the carrying costs associated with the cleanup expenditures, will be recoverable in current and future customer rates. WPSC has received $12.6 million in insurance recoveries which have been recorded as a reduction in the regulatory asset. The PSCW has authorized current annualized recovery for gas site cleanup of $225,000 for 1997 and 1998.

     WPSC is in compliance with both the Phase I and II sulfur dioxide and nitrogen oxide emission limits established by the Federal Clean Air Act Amendments of 1990. Additional capital expenditures of $1.0 million to $2.0 million are projected through 1999 for Wisconsin and federal air quality compliance. Management believes that all costs incurred for additional compliance will be recoverable in future customer rates.

     On March 15, 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators. Public hearings were held in January of 1998. A decision is expected in March of 1998. The total cost of replacing the two steam generators would be approximately
$89.0 million. WPSC's share would be $36.7 million in year of occurrence dollars. The other two owners of Kewaunee do not favor steam generator replacement.

     WPSC received a rate order in the Wisconsin jurisdiction effective in February 1997. The impact was approximately a $35.5 million decrease in electric revenues and a $5.7 million increase in gas revenues on an annual basis. The new rates are effective for 1997 and 1998. WPSC intends to file an application with the PSCW on April 1, 1998 for electric and gas rate increases which would be effective in 1999 and 2000.

     ESI incurred a $4.9 million loss in 1997 and a $6.3 million loss in 1996. A primary strategy for ESI is rapid growth to gain market presence which is reflected in a 237.7% growth in revenues during the three-year period 1995 through 1997, from $55.2 million in 1995 to $186.4 million in 1997. To support this growth, significant expenditures were made for personnel additions and system improvements. These expenditures, coupled with extreme gas market volatility, contributed to the losses incurred at ESI. Gas market volatility was reflected in the NYMEX gas futures prices per dekatherm which, in 1997, ranged from a high of $3.55 to a low of $1.82. In 1996, gas futures prices ranged from a high of $4.57 to a low of $1.86. Gas market volatility has a direct impact on revenue.

     PDI expects to improve the overall performance of its investment in Stoneman due to a multi-year capacity sale agreement. Stoneman was also grandfathered by the PSCW as a merchant plant which increases the probability that the plant will be repowered as a 300-megawatt to 500-megawatt gas-fired combined cycle generating facility.

                          IMPACT OF INFLATION

   WPSR's current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. They provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, WPSC's projected operating costs are recoverable in revenues. Because forecasts are prepared assuming inflation, the majority of inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, WPSC is only allowed to recover the historic cost of plant via depreciation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

                       A.  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


===========================================================================================================
Year Ended December 31 (Thousands, except share amounts)             1997           1996            1995
-----------------------------------------------------------------------------------------------------------

Operating revenues
Electric utility                                                   $479,388       $490,506        $489,000
Gas utility                                                         211,090        211,357         174,693
Nonregulated energy and other                                       187,862        156,391          56,155
-----------------------------------------------------------------------------------------------------------
Total operating revenues                                            878,340        858,254         719,848
===========================================================================================================

Operating expenses
Electric production fuels                                           107,538        105,418         104,858
Purchased power                                                      45,876         37,737          39,593
Gas purchased for resale                                            147,755        149,388         116,253
Nonregulated energy cost of sales                                   182,863        155,133          53,983
Other operating expenses                                            148,569        168,905         154,445
Maintenance                                                          41,661         48,806          50,761
Depreciation and decommissioning                                     77,541         65,178          65,627
Taxes other than income                                              26,448         26,868          25,921
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                            778,251        757,433         611,441
===========================================================================================================
Operating income                                                    100,089        100,821         108,407
-----------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used during construction                     129            139             170
Other, net                                                           11,511         (1,084)          6,080
-----------------------------------------------------------------------------------------------------------
Total other income                                                   11,640           (945)          6,250
===========================================================================================================
Income before interest expense                                      111,729         99,876         114,657
-----------------------------------------------------------------------------------------------------------
Interest on long-term debt                                           22,331         21,532          22,859
Other interest                                                        4,172          3,596           2,604
Allowance for borrowed funds used during construction                  (100)          (128)            (68)
-----------------------------------------------------------------------------------------------------------
Total interest expense                                               26,403         25,000          25,395
===========================================================================================================

Income before income taxes                                           85,326         74,876          89,262
Income taxes                                                         29,270         24,358          30,808
Minority interest                                                      (797)          (348)              -
Preferred stock dividends of subsidiary                               3,111          3,111           3,111
-----------------------------------------------------------------------------------------------------------
Net income                                                           53,742         47,755          55,343
===========================================================================================================

Retained earnings at beginning of year                              311,794        308,965         297,592
Cash dividends on common stock                                      (45,882)       (44,926)        (43,970)
-----------------------------------------------------------------------------------------------------------
Retained earnings at end of year                                   $319,654       $311,794        $308,965
===========================================================================================================

Average shares of common stock                                       23,873         23,891          23,897
Basic and diluted earnings per average share of common stock          $2.25          $2.00           $2.32
Dividend per share of common stock                                     1.92           1.88            1.84
===========================================================================================================

The accompanying notes are an integral part of these statements.

PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

                                B.  CONSOLIDATED BALANCE SHEETS


=================================================================================================
Assets
-------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                             1997              1996
-------------------------------------------------------------------------------------------------
Utility plant
Electric                                                            $1,506,470        $1,474,104
Gas                                                                    251,603           240,791
-------------------------------------------------------------------------------------------------
Total                                                                1,758,073         1,714,895
Less - Accumulated depreciation and decommissioning                  1,032,149           952,296
-------------------------------------------------------------------------------------------------
Total                                                                  725,924           762,599
Nuclear decommissioning trusts                                         134,108           100,570
Construction in progress                                                 7,266            10,301
Nuclear fuel, less accumulated amortization                             19,062            19,381
-------------------------------------------------------------------------------------------------
Net utility plant                                                      886,360           892,851
=================================================================================================

Current assets
Cash and equivalents                                                     6,424             5,978
Customer and other receivables, net of reserves                         87,709           106,967
Accrued utility revenues                                                30,750            35,386
Fossil fuel, at average cost                                            10,336             8,224
Gas in storage, at average cost                                         22,080            19,987
Materials and supplies, at average cost                                 18,793            19,944
Prepayments and other                                                   20,499            22,658
-------------------------------------------------------------------------------------------------
Total current assets                                                   196,591           219,144
=================================================================================================

Regulatory assets                                                       78,544            96,920
Net nonutility and nonregulated plant                                   19,194            19,738
Investments and other assets                                           118,913           102,212
=================================================================================================
Total                                                               $1,299,602        $1,330,865
=================================================================================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

                        B.  CONSOLIDATED BALANCE SHEETS (CONTINUED)


=================================================================================================
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                             1997              1996
-------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                 $  477,823        $  467,524
Preferred stock of subsidiary with no mandatory redemption              51,200            51,200
Long-term debt                                                         304,008           305,788
-------------------------------------------------------------------------------------------------
Total capitalization                                                   833,031           824,512
=================================================================================================

Current liabilities
Notes payable                                                           10,000            26,600
Commercial paper                                                        20,706            31,350
Accounts payable                                                        85,651            96,531
Accrued taxes                                                            3,514             1,350
Accrued interest                                                         7,801             8,134
Other                                                                    9,536            12,771
-------------------------------------------------------------------------------------------------
Total current liabilities                                              137,208           176,736
=================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      125,804           130,208
Accumulated deferred investment tax credits                             26,901            28,669
Regulatory liabilities                                                  50,279            48,870
Environmental remediation liabilities                                   40,215            41,697
Other long-term liabilities                                             86,164            80,173
-------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       329,363           329,617
=================================================================================================

Commitments and contingencies (See Note 9)
=================================================================================================
Total                                                               $1,299,602        $1,330,865
=================================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                    C.  CONSOLIDATED STATEMENTS OF CAPITALIZATION


===========================================================================================
At December 31 (Thousands, except share amounts)                     1997           1996
-------------------------------------------------------------------------------------------
Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  23,896,962 shares outstanding                                    $ 23,897       $ 23,897
Premium on capital stock                                            145,021        145,021
Retained earnings                                                   319,654        311,794
Shares in deferred compensation trust, 33,430 and 14,223 shares at an average cost of $28.44 and $31.16 per
  share at December 31, 1997 and 1996, respectively                    (951)          (443)
ESOP loan guarantees                                                 (9,798)       (12,745)
-------------------------------------------------------------------------------------------
Total common stock equity                                           477,823        467,524
===========================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                   13,200         13,200
         5.04%              30,000                                    3,000          3,000
         5.08%              50,000                                    5,000          5,000
         6.76%             150,000                                   15,000         15,000
         6.88%             150,000                                   15,000         15,000
-------------------------------------------------------------------------------------------
Total preferred stock                                                51,200         51,200
===========================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                    50,000         50,000
        7.30%                2002                                    50,000         50,000
        6.80%                2003                                    50,000         50,000
        6-1/8%               2005                                     9,075          9,075
        6.90%                2013                                    22,000         22,000
        8.80%                2021                                    53,100         53,100
        7-1/8%               2023                                    50,000         50,000
-------------------------------------------------------------------------------------------
Total                                                               284,175        284,175
Unamortized discount and premium on bonds, net                         (890)          (978)
-------------------------------------------------------------------------------------------
Total first mortgage bonds                                          283,285        283,197
-------------------------------------------------------------------------------------------
ESOP loan guarantees                                                  9,798         12,745
Notes payable to bank, secured by nonregulated plant                 10,710          9,581
Other long-term debt                                                    215            265
-------------------------------------------------------------------------------------------
Total long-term debt                                                304,008        305,788
===========================================================================================
Total capitalization                                               $833,031       $824,512
===========================================================================================

The accompanying notes are an integral part of these statements.

PAGE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                                D.  CONSOLIDATED STATEMENTS OF CASH FLOWS


=============================================================================================================
Year Ended December 31 (Thousands)                                   1997            1996              1995
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                        $  53,742       $  47,755         $  55,343

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     77,541          65,178            65,627
Amortization of nuclear fuel and other                               14,665          28,691            33,499
Deferred income taxes                                                (5,917)         (7,715)              319
Investment tax credit restored                                       (1,767)         (1,778)           (1,725)
Allowance for equity funds used during construction                    (129)           (139)             (170)
Pension income                                                      (11,432)        (12,413)          (11,678)
Postretirement liability                                              4,952           7,150             6,917
Deferred demand-side management expenditures                             (5)         (6,250)           (8,595)
(Gain)/loss on sale of nonutility property                           (4,802)             (8)               13
Other, net                                                           (6,936)          7,954             7,150

Changes in
Customer and other receivables                                       19,258         (27,666)          (19,272)
Accrued utility revenues                                              4,636           2,200            (8,766)
Fossil fuel inventory                                                (2,112)            477             1,804
Gas in storage                                                       (2,093)         (9,911)            5,711
Accounts payable                                                    (10,880)         29,048               840
Accrued taxes                                                         2,164            (394)              592
Environmental remediation insurance recovery                         12,374             200                 -
Gas refunds                                                            (318)         (6,175)            4,926
-------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                  142,941         116,204           132,535
=============================================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (58,258)        (84,750)          (80,226)
Purchase of other property and equipment                             (2,030)        (16,431)           (1,089)
Decommissioning funding                                             (16,059)         (8,978)           (8,181)
Purchase of investments and acquisitions                                  -            (728)          (10,217)
Proceeds from sale of nonutility property                             6,255              10                29
Other                                                                  (558)           (359)              485
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (70,650)       (111,236)          (99,199)
=============================================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                        -          (6,900)                -
Issuance of notes payable                                            92,760         141,225            15,000
Redemption of notes payable                                        (109,360)       (129,625)          (10,000)
Issuance of other long-term debt                                      1,789          15,296                 -
Issuance of commercial paper                                        700,540         345,339            51,500
Redemption of commercial paper                                     (711,184)       (325,489)          (52,500)
Cash dividends on common stock                                      (45,882)        (44,926)          (43,970)
Purchase of deferred compensation stock                                (508)           (443)                -
-------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                              (71,845)         (5,523)          (39,970)
=============================================================================================================
Net increase (decrease) in cash and equivalents                         446            (555)           (6,634)
=============================================================================================================
Cash and equivalents at beginning of year                             5,978           6,533            13,167
=============================================================================================================
Cash and equivalents at end of year                               $   6,424       $   5,978         $   6,533
=============================================================================================================

Cash paid during year for
Interest, less amount capitalized                                 $  22,089       $  21,983         $  21,255
Income taxes                                                         35,374          31,735            34,300
Preferred stock dividends of subsidiary                               3,111           3,111             3,111

Other information
Construction and nuclear fuel expenditures,
  including accruals, allowance for funds used during
  construction, and customer contributions                        $  65,646       $  81,714         $  73,251
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION AND
        WISCONSIN PUBLIC SERVICE CORPORATION

            E.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) NATURE OF OPERATIONS--WPS Resources Corporation ("WPSR") is a holding company. Approximately 79% and 95% of WPSR's 1997 revenues and assets, respectively, and all of its net income are derived from Wisconsin Public Service Corporation ("WPSC"), all of the outstanding common stock of which is owned by WPSR. WPSC is an electric and gas utility engaged in the supply and distribution of electric power and natural gas in its franchised service territory. WPSR also provides gas and electric marketing and energy-related services in nonregulated markets through its wholly-owned subsidiary, WPS Energy Services, Inc. ("ESI").
          WPS Power Development, Inc. ("PDI"), another wholly-owned subsidiary of WPSR, participates in the development of electric generation projects, provides service to the electric power generation industry, and owns a two-thirds interest in a merchant generating plant, the Stoneman Power Plant ("Stoneman").

          The term "utility" refers to the regulated activities of WPSC, while the term "nonutility" refers to the activities of WPSC which are not regulated. The term "nonregulated" refers to activities other than those of WPSC.

     (b) USE OF ESTIMATES--The preparation of WPSR's financial statements is in conformity with generally accepted accounting principles. Management may make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) ACQUISITIONS AND NONREGULATED INVESTMENTS--In the fourth quarter of 1995, ESI acquired interests in a producing gas reserves operation and in a gas marketing operation. The acquisitions have been accounted for under the purchase method of accounting. The price paid in excess of the fair value of identifiable assets acquired for the gas marketing operation is being amortized over a five-year period.

     (d) CONSOLIDATION--WPSR consolidates all majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     (e) PRICE RISK MANAGEMENT ACTIVITIES--ESI utilizes derivative financial and commodity instruments (derivatives), including futures and forward contracts, to reduce market risk associated with fluctuations in the price of natural gas and electricity sold under firm commitments with certain of its customers. ESI also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts, to manage market risk associated with a portion of its anticipated supply requirements. In addition, ESI utilizes derivatives, within specified guidelines, for trading purposes.

          Gains or losses on derivatives associated with firm commitments are recognized as adjustments to the cost of sales or to revenues when the related transactions affect earnings. Gains and losses on derivatives associated with forecasted transactions are recognized when such forecasted transactions affect earnings. At December 31, 1997, $0.5 million in losses related to firm commitments and forecasted transactions were deferred. If it is no longer probable that a forecasted transaction will occur, any gain or loss on the derivative instrument as of such date is immediately recognized in earnings. Derivatives for trading purposes are marked to market each accounting period, and gains and losses are recognized as a component of other income at that time. In 1997 and 1996, trading losses of $1.4 million and $2.5 million, respectively, were recognized.

          At December 31, 1997, ESI had outstanding 3.9 million notional dekatherms of natural gas under futures and option agreements and
          3.2 million notional dekatherms of natural gas under basis swap agreements for purposes of managing market risk. The financial instruments outstanding at December 31, 1997 expire at various times through May 1999. ESI has certain gas sales commitments through May 1999 with a range of sale prices from $2.25 to $3.58 per dekatherm and a range of associated gas purchase costs of $2.18 to $3.51 per dekatherm.

          As of December 31, 1997, the fair value of trading instruments included assets of $0.5 million. The average fair value of trading instruments during 1997 included assets of $0.5 million and liabilities of $0.5 million. Except for an insignificant level of electric trading instruments, financial instruments used for trading in 1997 and 1996 were natural gas derivatives. At December 31, 1997, ESI had outstanding 0.9 million notional dekatherms of natural gas under futures and option agreements and
          3.9 million notional dekatherms of natural gas under basis swap agreements for trading purposes.

     (f) UTILITY PLANT--Utility plant is stated at the original cost of construction which includes an allowance for funds used during construction ("AFUDC"). Approximately 50% of retail jurisdictional construction work in progress ("CWIP") expenditures are subject to AFUDC using a rate based on WPSC's overall cost of capital. Major new generating facilities earn AFUDC on total CWIP expenditures. For 1997, the AFUDC retail rate was approximately 10.4%.

          AFUDC is recorded on wholesale jurisdictional electric CWIP at debt and equity percentages specified in the Federal Energy Regulatory Commission ("FERC") Uniform System of Accounts. For 1997, the AFUDC wholesale rate was approximately 5.7%.

          Substantially all of WPSC's utility plant is subject to a first mortgage lien.

     (g) PROPERTY ADDITIONS, MAINTENANCE, AND RETIREMENTS OF UTILITY PLANT--The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. No gain or loss is recognized in connection with ordinary retirements of utility property units. The cost of units of property retired, sold, or otherwise disposed of, plus removal cost, less salvage, are charged to the accumulated provision for depreciation. Maintenance and repair costs and replacement and renewal costs associated with items not qualifying as units of property are generally charged to operating expense.

          Nonutility property and nonregulated property follow a similar policy except that gains and losses are recognized in connection with retirements.

     (h) DEPRECIATION--Straight-line composite depreciation expense is recorded over the estimated useful life of utility property and includes estimated salvage and cost of removal. Except for the Kewaunee Nuclear Power Plant ("Kewaunee"), rates approved by the Public Service Commission of Wisconsin ("PSCW") on January 1, 1994 remain in effect.

          ============================================================
                                      1997          1996          1995
          ------------------------------------------------------------
          Annual composite
          depreciation rates
          Electric                    3.52%         3.33%        3.43%
          Gas                         3.26%         3.35%        3.46%
          ============================================================

          Nonutility property and nonregulated property are depreciated using straight-line depreciation. Most assets have depreciation lives ranging from five to ten years.

          Property at Stoneman is depreciated using various lives, certain of which are as long as 40 years.

          Depreciation and nuclear decommissioning costs are accrued over the estimated service life of Kewaunee. On January 3, 1997, the PSCW accepted WPSC's recommendation to accelerate cost recovery of the remaining unrecovered investment in Kewaunee and accelerate funding of Kewaunee decommissioning costs. The PSCW order directs the owners of Kewaunee to develop depreciation and decommissioning estimates to provide for full recovery by the end of 2002. Prior to 1997, the service life of Kewaunee was estimated to end in 2013, the year its license expires. This decision results in a significant acceleration of the Wisconsin retail jurisdictional portion of Kewaunee depreciation and decommissioning collections in customer rates for 1997 and future years. Depreciation expense, exclusive of depreciation expense related to nuclear decommissioning costs, increased by approximately $3.3 million on an annualized basis from $4.7 million in 1996 to $8.0 million in 1997.

     (i) IMPAIRMENT--WPSR follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses resulting from application of this statement are reported in income in the period in which the recognition criteria are first applied and met. This statement does not have a material impact on the current carrying amount of WPSR's assets.

     (j) NUCLEAR FUEL--The cost of nuclear fuel is amortized to electric production fuel expense based on the quantity of heat produced for the generation of electric energy by Kewaunee. Costs amortized to electric fuel expense (which assume no salvage values for uranium and plutonium) include an amount for ultimate disposal and are recovered through current customer rates. As required by the Nuclear Waste Policy Act of 1982, a contract has been signed with the United States Department of Energy ("DOE") for the ultimate storage of the fuel; and quarterly payments, based on generation, are made to the DOE for fuel storage. Interim storage space for spent nuclear fuel is provided at Kewaunee, and expenses associated with this storage are recognized as current operating costs. Currently, there is on-site storage capacity for spent fuel through the year 2013. As of December 31, 1997 and 1996, the accumulated provisions for nuclear fuel totaled $151.2 million and $147.7 million, respectively.

     (k) NUCLEAR DECOMMISSIONING--Nuclear decommissioning costs to date have been accrued over the estimated service life of Kewaunee, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $16.1 million in 1997 and $9.0 million in both 1996 and 1995. The increase in 1997 was the result of the PSCW's approval of the acceleration of Kewaunee depreciation and decommissioning funding as described in note 1(h). The increase is $8.3 million on an annualized basis, from $9.0 million to $17.3 million.

          Based on the standard cost escalation assumptions required by a July 1994 PSCW order, the undiscounted amount of WPSC's decommissioning costs forecasted to be expended between the years 2003 and 2039 is $614.0 million under the revised funding plan which became effective in 1997. In developing the funding plan, a long-term after-tax earnings rate of approximately 5.5% was assumed.

          WPSC's share of Kewaunee decommissioning is estimated to be $182.2 million in current dollars based on a site-specific study. The study, which was performed in 1992, uses immediate dismantlement as the method of decommissioning beginning after a dormant period extending from 2002 until 2015. As of December 31, 1997, the market value of the external nuclear decommissioning trusts totaled $134.1 million.

          Depreciation expense includes future decommissioning costs collected in customer rates and an offsetting charge for earnings from external trusts. As of December 31, 1997, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling
          $134.1 million. Realized trust earnings totaled $3.7 million, $3.0 million, and $4.0 million, and unrealized trust earnings totaled $13.8 million, $6.5 million, and $5.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. Unrealized gains, net of tax, in external trusts are reflected as an increase to the decommissioning reserve, since decommissioning expense will be recognized as the gains are realized, in accordance with regulatory requirements.

          Investments in the nuclear decommissioning trusts are recorded at market value. The investments classified as utility plant are presented net of related income tax effects on unrealized gains and represent the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as other assets. An offsetting regulatory liability reflects the expected reduction in future rates as unrealized gains in the nonqualified trust are realized.

     (l) CASH AND EQUIVALENTS--WPSR considers short-term investments with an original maturity of three months or less to be cash equivalents.

     (m) REVENUE AND CUSTOMER RECEIVABLES--WPSR accrues revenues related to electric and gas service, including estimated amounts for service rendered but not billed.

          Automatic fuel adjustment clauses are used for FERC wholesale-electric and Michigan Public Service Commission ("MPSC") retail-electric portions of WPSC's business. The PSCW retail-electric portion of the business uses a "cost variance range" approach. This range is based on a specific estimated fuel cost for the forecast year. If WPSC's actual fuel costs fall outside this range, a hearing may be held and an adjustment to future rates may result. WPSC has a purchased gas adjustment clause ("PGAC") which allows it to pass changes in the cost of gas purchased from its suppliers on to system gas customers, subject to PSCW and MPSC review. The continued use of a PGAC for all Wisconsin utilities has been reexamined by the PSCW and utilities were given the choice between continuing under a modified one-for-one gas cost recovery plan or switching to an incentive gas cost recovery mechanism. WPSC has applied for a modified one-for-one gas cost recovery plan which is similar to cost recovery under the existing PGAC. Implementation of the modified one-for-one gas cost recovery plan is expected in November 1998.

          WPSC is required to provide service and grant credit to customers within its service territory and is precluded from discontinuing service to residential customers during certain periods of the year. WPSC continually reviews its customers' credit-worthiness and obtains deposits or refunds deposits accordingly. WPSC is permitted to recover bad debts in utility rates.

          Approximately 12% of WPSC's total revenues are from companies in the paper products industry.

          In October 1997, WPSC lost a major wholesale customer representing annual sales of approximately 380,000 megawatt-hours. An effort is being made to replace these lost sales with additional opportunity sales.

     (n) REGULATORY ASSETS AND LIABILITIES--WPSC is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain incurred costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future customer rates. The following regulatory assets and liabilities were reflected in the Consolidated Balance Sheets as of December 31:

          ============================================================
          (Thousands)                               1997         1996
          ------------------------------------------------------------
          Regulatory assets
          Demand-side management expenditures $31,360 $39,355 Environmental remediation costs
            (net of insurance recoveries)          29,249       43,062
          Coal and rail contract buy-out costs      2,293        2,404
          Debt refinancing costs                    1,859        2,919
          Enrichment facility fee                   5,544        5,979
          Kewaunee steam generator
            resleeving costs                        3,577            -
          Other                                     4,662        3,201
          ------------------------------------------------------------
          Total                                   $78,544      $96,920
          ============================================================
          Regulatory liabilities
          Income tax related items                $26,119      $30,056
          Pensions                                  2,443        4,885
          Conservation costs                        6,491        9,101
          Unrealized gain on decommissioning
            trust                                  11,348        3,587
          Other                                     3,878        1,241
          ------------------------------------------------------------
          Total                                   $50,279      $48,870
          ============================================================

          As of December 31, 1997, the majority of WPSC's regulatory assets are being recovered through rates charged to customers over periods ranging from two to ten years. Carrying costs for all regulatory assets are being recovered except for those associated with environmental costs. Based on prior and current rate treatment of such costs, management believes it is probable that WPSC will continue to recover from ratepayers the regulatory assets described above.

          See notes 7 and 8 for specific information on pension and deferred tax regulatory liabilities. See note 9 for information on environmental remediation deferred costs.

     (o) INVESTMENTS AND OTHER ASSETS--Investments include ownership interests in Wisconsin River Power Company and Wisconsin Valley Improvement Company. Income related to these investments is included in other income and deductions using the equity method of accounting. Other assets include prepaid pension assets, operating deposits for jointly-owned plants, the cash surrender value of life insurance policies, the long-term portion of energy conservation loans to customers, and the decommissioning trust investments designated for payment of income taxes.

     (p) RECLASSIFICATIONS--Certain prior year financial statement amounts have been reclassified to conform to current year presentation.

     (q) RETIREMENT OF DEBT--Historically, gains or losses resulting from the settlement of long-term debt obligations have been deferred and amortized concurrent with rate recovery as required by regulators.

     (r) COMPREHENSIVE INCOME--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components of revenues, expenses, gains, and losses. The statement is effective for fiscal years beginning after December 15, 1997. WPSR will be adopting the requirements for reporting comprehensive income in the first quarter of 1998. WPSR currently has no components of comprehensive income other than net income.

     (s) SEGMENT DISCLOSURES--In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and is effective for periods beginning after December 15, 1997. WPSR will be adopting the requirements of this statement at year-end 1998 and has not yet determined the segments which will be disclosed.

NOTE 2--JOINTLY-OWNED FACILITIES

     Information regarding WPSC's share of major jointly-owned electric generating facilities in service at December 31, 1997 is set forth below.

===========================================================================================
(Thousands,                    West Marinette      Columbia         Edgewater
except for percentages)          Unit No. 33     Energy Center     Unit No. 4      Kewaunee
-------------------------------------------------------------------------------------------
Ownership                             68%               31.8%         31.8%           41.2%
Plant capacity (Megawatts)           83.5               335.2         104.9           221.0
Utility plant in service          $15,914            $110,045       $22,209        $132,898
Accumulated depreciation          $ 2,774            $ 63,432       $13,204        $ 89,858
In-service date                      1993       1975 and 1978          1969            1974
===========================================================================================

     WPSC's share of direct expenses for these plants is included in the corresponding operating expenses in the consolidated statements of income. WPSC has supplied its own financing for all jointly-owned projects.

NOTE 3--SHORT-TERM DEBT AND LINES OF CREDIT

     To provide short-term borrowing flexibility and security for commercial paper outstanding, WPSR and its subsidiaries maintain bank lines of credit. Most of these lines of credit require a fee.

     The information in the table below relates to short-term debt and lines of credit for the years indicated:

================================================================================================
(Thousands, except for percentages)                      1997            1996              1995
------------------------------------------------------------------------------------------------
As of end of year
Commercial paper outstanding                           $20,706          $31,350          $11,500
Discount rate on outstanding commercial paper            6.55%            5.73%            5.65%
Notes payable outstanding                              $10,000          $26,600          $15,000
Interest rate on notes payable                           5.92%            5.81%      5.77%-6.18%
Available lines of credit                              $23,500          $40,400          $28,050
================================================================================================
For the year
Maximum amount of short-term debt                      $75,017          $70,250          $32,500
Average amount of short-term debt                      $30,092          $28,424          $14,305
Average interest rate on short-term debt                 5.50%            4.89%            5.97%
================================================================================================

NOTE 4--LONG-TERM DEBT

     Substantially all utility plant assets are secured by first mortgage bonds.

     In June 1996, WPSC repurchased $6.9 million of the First Mortgage Bonds, 8.80% Series, due in 2021. The repurchase was funded through short-term borrowings. The repurchase premium and the unamortized discount from the original issue have been deferred and are being amortized over approximately a two-year period to correspond with ratemaking treatment. In 1998, $50.0 million of 5-1/4% bonds will mature.

     As of December 31, 1997, $8.2 million has been drawn against PDI's revolving credit note of $11.5 million which is secured by the assets of

     Stoneman. An additional $3.3 million, which is to be paid in the year 2000, has been committed against this note. The note, which is guaranteed by WPSR, is due in the year 2000 when the plant may be converted to a 300-megawatt to 500-megawatt gas-fired combined cycle facility.

NOTE 5--COMMON EQUITY

     Under WPSR's Stock Investment Plan, WPSR's common stock is purchased in the open market to satisfy shareholder and employee purchase requirements.

     In December 1996, WPSR adopted a Shareholder Rights Plan designed to enhance the ability of the Board of Directors to protect shareholders and WPSR if efforts are made to gain control of WPSR in a manner that is not in the best interests of WPSR and its shareholders. The plan gives existing shareholders, under certain circumstances, the right to purchase stock at a discounted price. The rights expire on December 11, 2006.

     At December 31, 1997, WPSR had $318.6 million of retained earnings available for dividends. WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 109.0% of the previous year's common stock dividend without PSCW approval. Also, Wisconsin law prohibits WPSC from making loans to WPSR and its subsidiaries and from guaranteeing their obligations. In January 1997, WPSC paid to WPSR a special common dividend of $10.0 million. The special dividend allowed WPSC's average common equity capitalization ratio to remain at approximately 54.0%, the level approved by the PSCW for ratemaking.

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

     The estimated fair values of WPSR's financial instruments as of December 31 were:

=================================================================================================
(Thousands)                                  1997                                 1996
-------------------------------------------------------------------------------------------------
                                 Carrying Amount   Fair Value        Carrying Amount   Fair Value
-------------------------------------------------------------------------------------------------
Cash and cash equivalents            $  6,424       $  6,424             $  5,978        $  5,978
Energy conservation loans               7,195          7,195                5,388           5,388
Nuclear decommissioning
  trusts - utility plant              134,108        134,108              100,570         100,570
Nuclear decommissioning
  trusts - other assets                11,348         11,348                5,991           5,991
Notes payable                          10,000         10,000               26,600          26,600
Commercial paper                       20,706         20,706               31,350          31,350
ESOP loan guarantees                    9,798         10,243               12,745          13,412
Long-term debt                        294,210        309,206              293,043         300,906
Preferred stock                        51,200         48,595               51,200          45,314
Gas commodity instruments                 504            436                  (61)            650
=================================================================================================

NOTE 7--EMPLOYEE BENEFIT PLANS

     WPSC has non-contributory retirement plans covering substantially all employees under which annual contributions may be made to an irrevocable trust established to provide retired employees with a monthly payment if conditions relating to age and length of service have been met. The plans are fully funded, and no contributions were made in 1997, 1996, or 1995. WPSC recovers pension costs in customer rates under SFAS No. 87, "Employers' Accounting for Pensions," and is returning to ratepayers through 1998 the amounts previously recovered from customers in excess of SFAS No. 87 costs.

     The retirement plans hold assets with a fair market value of $488.6 million as of December 31, 1997. These assets consist of domestic and international equity and fixed income investments, and domestic real estate investments.

     The following table sets forth the plans' funded status and expense
     (income).

============================================================================
As of December 31                        1997          1996          1995
(Thousands, except for percentages)
----------------------------------------------------------------------------
Vested benefit obligation             $(218,541)    $(189,097)    $(177,490)
Non-vested benefit obligation           (13,112)      (10,213)       (8,980)
----------------------------------------------------------------------------
Total actuarial present value of
  accumulated benefit obligation      $(231,653)    $(199,310)    $(186,470)
============================================================================
Projected benefit obligation for
  service rendered to date            $(296,711)    $(252,268)    $(255,188)
Plan assets at fair value               488,555       429,948       391,070
----------------------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                    191,844       177,680       135,882
Unrecognized net gain                  (136,264)     (121,066)      (84,098)
Unrecognized prior service cost          13,813         7,254         8,020
Unrecognized net transition asset       (16,526)      (19,991)      (23,455)
----------------------------------------------------------------------------
Prepaid retirement plan asset         $  52,867     $  43,877     $  36,349
============================================================================
The net retirement plan expense
  (income) includes the following
  components

Service cost                          $   5,854    $   6,371     $   5,888
Interest cost                            19,363       19,097        18,211
Actual return on plan assets            (71,729)     (48,244)      (73,242)
Net amortization and deferral            37,522       15,248        42,791
Regulatory adjustment                    (2,442)      (4,885)       (5,326)
---------------------------------------------------------------------------
Net retirement plan (income)          $ (11,432)   $ (12,413)    $ (11,678)
===========================================================================
The assumed rates for calculations
  used in the above tables were

Expected long-term return on
  investments                              8.75%        8.50%        9.00%
Average rate for future salary
  increases                                5.50%        5.50%        6.25%
Discount rate to compute projected
  benefit obligation                       7.25%        7.75%        7.75%
==========================================================================

     WPSC also offers medical, dental, and life insurance benefits to employees, retirees, and their dependents. The expenses for active employees are expensed as incurred.

     WPSC accounts for retiree benefits using SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of postretirement benefits for employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. WPSC elected to recognize the transition obligation for current and future retirees over 20 years beginning in 1993.

     WPSC funds amounts to irrevocable trusts as allowed for income tax purposes. These funded amounts have been expensed and recovered through customer rates. The non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 39.6% tax rate.

     The postretirement plans hold assets with a fair market value of $121.0 million as of December 31, 1997. These assets consist of domestic and international equity securities and domestic fixed income investments.

     The table below sets forth the plans' accrued postretirement benefit obligation ("APBO") and the expense provisions.

=========================================================================
(Thousands)                                1997       1996        1995
-------------------------------------------------------------------------
APBO attributable to
Retirees and dependents              $ (44,414)   $ (43,746)   $ (46,681)
Fully eligible active plan
  participants                         (11,637)      (5,273)      (5,983)
Other active plan participants         (57,594)     (52,112)     (58,611)
-------------------------------------------------------------------------
Total APBO                            (113,645)    (101,131)    (111,275)
Fair value of plan assets              120,960      103,748       91,038
-------------------------------------------------------------------------
APBO in excess of plan assets            7,315        2,617      (20,237)
Unrecognized net (gain)/loss           (80,090)     (66,045)     (38,371)
Unrecognized transition
  obligation                            36,018       38,453       40,887
Unrecognized prior service cost          4,583       (1,897)      (2,027)
-------------------------------------------------------------------------
Accrued postretirement
  benefit obligation                 $ (32,174)   $ (26,872)   $ (19,748)
=========================================================================
Service cost                         $   3,192    $   3,613    $   4,392
Interest cost                            8,220        8,488        9,833
Actual return on plan assets           (20,176)     (18,136)     (20,918)
Net amortization and deferral           14,241       13,726       17,809
-------------------------------------------------------------------------
Postretirement benefit cost          $   5,477    $   7,691    $  11,116
=========================================================================

     The assumed before tax expected long-term return on investments and the discount rate used to measure the APBO under SFAS No. 106 are consistent with rates used to calculate the pension plans' funded status and expense under SFAS No. 87. Only the administrative plan is subject to federal income taxes which are reflected in the expense and funding status. The assumed health care cost trend rates for 1998 are 8.0% for medical and 7.5% for dental, both decreasing to 5.0% by the year 2006. Increasing each of the medical and dental cost trend rates by 1.0% in each year would increase the total APBO as of December 31, 1997 by $20.0 million and the total net periodic postretirement benefit cost for the year then ended by $2.3 million.

     WPSC has a leveraged Employee Stock Ownership Plan and Trust ("ESOP") that held 2,070,144 shares of WPSR common stock (market value of approximately $70.0 million) at December 31, 1997. At that date, the ESOP also had one loan guaranteed by WPSC and secured by common stock. Principal and interest on the loan are to be paid using contributions from WPSC and dividends on WPSR common stock held by the ESOP. Shares in the ESOP are allocated to participants as the loan is repaid. Tax benefits from dividends paid to the ESOP are recognized as a reduction in WPSC's cost of providing service to customers. The PSCW has allowed WPSC to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and of the employer contribution is an approximately equal sharing of the tax benefits of the program between customers and employees.

NOTE 8--INCOME TAXES

     WPSR accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax bases of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Taxes provided in prior years at rates greater than current rates are being refunded to customers prospectively as the temporary differences reverse. The net regulatory liability totaled $26.1 million as of December 31, 1997.

     As of December 31, 1997 and 1996, WPSR had the following significant temporary differences that created deferred tax assets and liabilities:

     ===================================================================
     (Thousands)                                     1997         1996
     -------------------------------------------------------------------
     Deferred tax assets
     Plant related                                $ 68,175      $ 55,040
     Customer advances                               8,187         8,232
     Postretirement medical and dental              12,831        10,844
     Other                                          16,522        14,752
     -------------------------------------------------------------------
     Total                                        $105,715      $ 88,868
     ===================================================================
     Deferred tax liabilities
     Plant related                                $192,347      $179,573
     Demand-side management expenditures            12,383        15,540
     Pension                                        20,054        13,676
     Other                                           6,735        10,287
     -------------------------------------------------------------------
     Total                                        $231,519      $219,076
     ===================================================================
     Net deferred tax liabilities                 $125,804      $130,208
     ===================================================================

     Previously deferred investment tax credits are being amortized as a reduction to income tax expense over the life of the related utility plant. The components of income tax expense are set forth in the tables below.

============================================================================================
(Thousands,
except for percentages)                 1997               1996                  1995
--------------------------------------------------------------------------------------------
                                   Rate     Amount     Rate    Amount       Rate      Amount
--------------------------------------------------------------------------------------------
Statutory federal income tax      35.0%    $30,143    35.0%    $26,329     35.0%    $31,242
State income taxes, net            5.7       4,862     5.7       4,275      5.4       4,850
Investment tax credit restored    (2.1)     (1,768)   (2.4)     (1,778)    (1.9)     (1,725)
Rate difference on reversal
  of income tax temporary
  differences                     (2.2)     (1,888)   (2.1)     (1,579)    (1.9)     (1,656)
Dividends paid to ESOP            (1.6)     (1,381)   (1.9)     (1,424)    (1.6)     (1,444)
Other differences, net            (0.8)       (698)   (2.0)     (1,465)    (0.5)       (459)
--------------------------------------------------------------------------------------------
Effective income tax              34.0%    $29,270    32.3%    $24,358     34.5%    $30,808
============================================================================================
Current provision
Federal                                    $29,427             $26,122              $25,628
State                                        7,527               7,729                6,586
--------------------------------------------------------------------------------------------
Total current provision                     36,954              33,851               32,214
Deferred (benefit) provision                (5,917)             (7,715)                 319
Investment tax credit
  restored, net                             (1,767)             (1,778)              (1,725)
--------------------------------------------------------------------------------------------
Total income tax expense                   $29,270             $24,358              $30,808
============================================================================================

NOTE 9--COMMITMENTS AND CONTINGENCIES

     COAL CONTRACTS

     To ensure a reliable, low-cost supply of coal, WPSC entered into a long-term contract that has take-or-pay obligations totaling $198.4 million from 1998 through 2016.  The obligations are subject to force majeure provisions which provide WPSC other options if the specified coal does not meet emission limits which may be mandated in future legislation.  In the opinion of management, any amounts paid under the take-or-pay obligations described above would be considered costs of service subject to recovery in customer rates.

     PURCHASED POWER

     WPSC has several take-or-pay contracts for either capacity or energy related to purchased power. These contracts total $38.5 million through 1999.
     Management expects to recover these costs in future customer rates.

     LONG-TERM POWER SUPPLY

     In November 1995, WPSC signed a 25-year agreement to purchase power from Polsky Energy Corporation ("Polsky"), an independent power producer proposing to build a cogeneration facility and sell electrical power to WPSC. In
     October 1997, the PSCW issued a Certificate of Public Convenience and
     Necessity authorizing construction of the project. Phase I of the project, which is expected to be operational during 1999, will be accounted for as a capitalized lease with the capitalized amount being approximately
     $77.0 million. If Phase II becomes operational (Phase II is currently projected to be operational within five years of the start of Phase I), an additional plant asset of approximately $77.0 million will be recorded.



     GAS COSTS

     WPSC has natural gas supply and transportation contracts that will require total estimated demand payments of $238.9 million through October 2008.

     The FERC has allowed ANR Pipeline Company ("ANR"), WPSC's primary pipeline supplier, to recover from its customers, including WPSC, a portion of certain take-or-pay costs it incurred from renegotiating its long-term gas supply contracts. To date, the PSCW and MPSC have granted WPSC recovery of all ANR take-or-pay costs. WPSC has satisfied all current direct billed take-or-pay costs from ANR. Remaining take-or-pay volumetric surcharges are estimated to be $0.5 million during 1998.

     In April 1992, the FERC issued Order No. 636 ("Order") which required natural gas pipelines to restructure their sales and transportation services.  As a result, WPSC was obligated to pay for a portion of ANR's transition costs incurred to comply with the Order.  ANR recovers these transition costs through a Gas Supply Realignment ("GSR") surcharge and a Pricing Differential
     ("PD") surcharge, with most charges recovered through the PD mechanism.  On
     December 31, 1997, ANR made its seventh PD cost recovery filing.  WPSC believes this may be ANR's final PD filing as most PD eligible contracts have now expired, and ANR's PD mechanism ends effective January 31, 1999.  WPSC's estimated remaining PD costs are $0.7 million.  Though there may be additional
     PD and GSR transition costs, which could be significant, the amount and timing of these costs are unknown at this time.  Management expects to recover these costs in future customer rates since the PSCW and MPSC have allowed such recovery to date.

     In December 1996, FERC approved a settlement agreement which establishes the price for ANR's gas purchases and demand charges from the Dakota Gasification
     Plant.  Demand charges for WPSC through 2003 are estimated to be $1.5 million.

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

     NUCLEAR PLANT OPERATION

     On March 15, 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators.  Public hearings were held in
     January 1998.  A decision is expected in March 1998.  The total cost of replacing the two steam generators is approximately $89.0 million.  WPSC's share is $36.7 million in year of occurrence dollars.  The other two owners of
     Kewaunee do not favor steam generator replacement.

     The net book value of WPSC's share of Kewaunee at December 31, 1997 is
     $43.0 million.  In addition, the current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement, exceeds the trust assets at December 31, 1997 by $48.1 million.  If retired early, Kewaunee would be placed in a dormant state following the transfer of spent fuel to temporary storage facilities.  Under this plan, Kewaunee would remain intact with minimal monitoring and maintenance until physical decommissioning begins.
     Actual decommissioning would probably not begin until approximately 2015.  If the owners of Kewaunee decide not to replace the steam generators or if the
     PSCW does not authorize replacement, management believes the carrying amount and any unfunded decommissioning costs at the date of Kewaunee's retirement would be recoverable from customers in rates, and that no write-down for impairment would be necessary.  On January 3, 1997, the PSCW accepted WPSC's recommendation to accelerate recovery of the Wisconsin retail portion of both the current undepreciated plant balance and the unfunded decommissioning costs over a six-year period, 1997 through 2002.

     CLEAN AIR REGULATIONS

     WPSC is in compliance with both the Phase I and Phase II sulfur dioxide and nitrogen oxide emission limits established by the Federal Clean Air Act
     Amendments of 1990. Additional capital expenditures of $1.0 million to $2.0 million are projected through 1999 for Wisconsin and federal air quality compliance. Management believes that all costs incurred for additional compliance will be recoverable in future customer rates.

     MANUFACTURED GAS PLANT REMEDIATION

     WPSC is investigating the environmental cleanup of eight manufactured gas plant sites. A detailed investigation has not yet been performed for the eighth site. Future investigation and cleanup costs for all eight sites is estimated to be in the range of $34.1 million to $41.1 million. These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and experience gained through cleanup activities.

     A liability for cleanup of $41.7 million had been established with an offsetting regulatory asset (deferred charge).  Of this amount, approximately
     $1.5 million has been spent to date.  Management believes that cleanup costs net of insurance recoveries, but not the carrying costs associated with the cleanup expenditures, will be recoverable in current and future customer rates.  WPSC has received $12.6 million in insurance recoveries which have been recorded as a reduction in the regulatory asset.  The PSCW has authorized current annualized recovery for gas site cleanup of $225,000 for each of the years 1997 and 1998.

     FUTURE UTILITY EXPENDITURES

     Management estimates 1998 utility plant construction expenditures to be approximately $88.3 million. Demand-side management ("DSM") expenditures are estimated to be $8.0 million. No DSM expenditures will be deferred in 1998, and the outstanding deferred asset balance at December 31, 1997 of $31.4 million will be amortized over the next four years consistent with rate recovery.

NOTE 10--REGULATORY ENVIRONMENT

     WPSC received a rate order in the Wisconsin jurisdiction in February 1997.
     The impact was approximately a $35.5 million decrease in electric revenues and a $5.7 million increase in gas revenues on an annualized basis.  The new rates were effective for 1997 and will be effective for 1998.  WPSC intends to file an application with the PSCW on April 1, 1998, for electric and gas rate increases which would be effective in 1999 and 2000.



NOTE 11--AGREEMENT TO MERGE WITH UPPER PENINSULA ENERGY CORPORATION

     On July 10, 1997, WPSR announced an agreement to merge with Upper Peninsula
     Energy Corporation ("UPEN").  The S-4 Registration Statement was declared effective by the Securities and Exchange Commission ("SEC") on
     December 5, 1997.  The shareholders of UPEN approved the merger on
     January 29, 1998.  The merger is subject to (1) approval by the FERC;
     (2) approval by the SEC under the Public Utility Holding Company Act of 1935;
     (3) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;
     (4) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (5) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (6) the satisfaction of various other conditions.  The merger is expected to be completed in the second half of 1998.  UPEN will merge with and into WPSR, and Upper Peninsula Power Company ("UPPCO"), UPEN's utility subsidiary, will become a wholly-owned subsidiary of WPSR.

     The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1997.  The financial data should be read in conjunction with the historical WPSR and UPEN consolidated financial statements and related notes.  The pro forma combined earnings per share reflect the issuance of shares associated with the merger agreement.

     Under the terms of the merger agreement, each of the 2,950,001 outstanding shares of UPEN common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value), subject to adjustment for fractional shares.


==========================================================================================
                                                                                Pro Forma
                                                    WPSR           UPEN          Combined
(In thousands, except per share data)          (as reported)   (as reported)   (unaudited)
------------------------------------------------------------------------------------------

Operating revenues                              $  878,340       $ 60,104       $  938,444
Net income                                      $   53,742       $  2,067       $   55,809
Basic and diluted earnings per share                 $2.25          $0.70            $2.10
Assets at December 31, 1997                     $1,299,602       $136,844       $1,435,804
Long-term obligations at December 31, 1997      $  304,008       $ 43,007       $  347,015
==========================================================================================

     UPEN is a holding company incorporated under the laws of the State of Michigan. UPEN's principal subsidiary, UPPCO, is an electric utility engaged in the generation, purchase, transmission, distribution, and sale of electric energy in the Upper Peninsula of Michigan. UPPCO serves approximately 48,000 customers in two-thirds of Michigan's Upper Peninsula. UPPCO's service territory covers approximately 4,460 square miles of primarily rural areas. UPPCO furnishes energy to 99 communities and adjacent areas and provides energy for resale to 2 other investor-owned electric utilities, 2 cooperatives, and 4 municipalities. The main industries in UPPCO's service territory are forest products, iron mining and processing, tourism, and small manufacturing.

NOTE 12--SEGMENTS OF BUSINESS

     The table below presents information for the respective years pertaining to WPSR's operations segmented by lines of business.

===========================================================================================
(Thousands)                                                1997
-------------------------------------------------------------------------------------------
                                      Electric         Gas      Nonregulated
                                       Utility       Utility     Operations         Total
-------------------------------------------------------------------------------------------
Operating revenues                    $479,388      $211,090      $187,862      $  878,340
Operating expenses
Operation and maintenance              294,897       181,784       197,581         674,262
Depreciation                            68,469         7,350         1,722          77,541
Other taxes                             23,024         3,372            52          26,448
-------------------------------------------------------------------------------------------
Total operating expenses               386,390       192,506       199,355         778,251
-------------------------------------------------------------------------------------------
Operating income                      $ 92,998      $ 18,584      $(11,493)     $  100,089
===========================================================================================
Identifiable assets(a)                $906,198      $235,490      $ 65,648      $1,207,336
--------------------------------------------------------------------------
Assets not allocated(b)                                                             92,266
-------------------------------------------------------------------------------------------
Total assets                                                                    $1,299,602
===========================================================================================
Construction and nuclear fuel
  expenditures including AFUDC        $ 48,696      $ 16,950      $      -      $   65,646
===========================================================================================

===========================================================================================
(Thousands)                                                1996
-------------------------------------------------------------------------------------------
                                      Electric         Gas      Nonregulated
                                       Utility       Utility     Operations         Total
-------------------------------------------------------------------------------------------
Operating revenues                    $490,506      $211,357      $156,391      $  858,254
Operating expenses
Operation and maintenance              309,212       190,331       165,844         665,387
Depreciation                            56,708         7,127         1,343          65,178
Other taxes                             23,161         3,708            (1)         26,868
-------------------------------------------------------------------------------------------
Total operating expenses               389,081       201,166       167,186         757,433
-------------------------------------------------------------------------------------------
Operating income                      $101,425      $ 10,191      $(10,795)     $  100,821
===========================================================================================
Identifiable assets(a)                $905,325      $255,200      $ 71,917      $1,232,442
--------------------------------------------------------------------------
Assets not allocated(b)                                                             98,423
-------------------------------------------------------------------------------------------
Total assets                                                                    $1,330,865
===========================================================================================
Construction and nuclear fuel
  expenditures including AFUDC        $ 63,941      $ 17,773      $      -      $   81,714
===========================================================================================

===========================================================================================
(Thousands)                                                1995
-------------------------------------------------------------------------------------------
                                      Electric         Gas      Nonregulated
                                       Utility       Utility     Operations         Total
-------------------------------------------------------------------------------------------
Operating revenues                    $489,000      $174,693      $56,155       $  719,848
Operating expenses
Operation and maintenance              310,293       152,062       57,538          519,893
Depreciation                            58,608         6,766          253           65,627
Other taxes                             22,171         3,749            1           25,921
-------------------------------------------------------------------------------------------
Total operating expenses               391,072       162,577       57,792          611,441
-------------------------------------------------------------------------------------------
Operating income                      $ 97,928      $ 12,116      $(1,637)      $  108,407
===========================================================================================
Identifiable assets(a)                $906,029      $232,983      $33,332       $1,172,344
-------------------------------------------------------------------------
Assets not allocated(b)                                                             94,399
-------------------------------------------------------------------------------------------
Total assets                                                                    $1,266,743
===========================================================================================
Construction and nuclear fuel
  expenditures including AFUDC        $ 56,916      $ 16,335      $     -       $   73,251
===========================================================================================

(a)  At December 31 and net of the respective accumulated depreciation.
(b)  Primarily includes cash, investments, pension assets, nonutility property, and other receivables.


NOTE 13--QUARTERLY FINANCIAL INFORMATION

==================================================================================================================
(Thousands, except for share amounts)                                    Three Months Ended
------------------------------------------------------------------------------------------------------------------
                                                                               1997
                                                March          June         September      December         Total
------------------------------------------------------------------------------------------------------------------
Operating revenues                            $263,013       $191,360       $185,225       $238,742       $878,340
Operating income                              $ 33,270       $ 15,620       $ 26,390       $ 24,809       $100,089
Net income                                    $ 18,235       $  9,571       $ 12,903       $ 13,033       $ 53,742
Average number of shares of common stock        23,880         23,875         23,870         23,866         23,873
Basic and diluted earnings per share              $.76           $.40           $.54           $.55          $2.25
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                               1996
                                                March          June         September      December         Total
------------------------------------------------------------------------------------------------------------------
Operating revenues                            $251,337       $181,628       $178,980       $246,309       $858,254
Operating income                              $ 40,999       $ 20,606       $ 23,695       $ 15,521       $100,821
Net income                                    $ 23,520       $ 10,120       $ 10,385       $  3,730       $ 47,755
Average number of shares of common stock        23,896         23,893         23,893         23,885         23,891
Basic and diluted earnings per share              $.98           $.42           $.43           $.17          $2.00
==================================================================================================================

Because of various factors which affect the utility business, the quarterly results of operations are not necessarily comparable.  Fourth quarter 1996 results include a loss of $.25 per share at WPSR's nonregulated subsidiaries due to trading losses and a loss on the write-off of an investment.

PAGE

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            WPS RESOURCES CORPORATION

            F.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of WPS Resources Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 29, 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                           G.   CONSOLIDATED STATEMENTS OF INCOME


===================================================================================================
Year Ended December 31 (Thousands)                         1997             1996             1995
---------------------------------------------------------------------------------------------------

Operating revenues
Electric                                                 $479,388         $490,506         $489,000
Gas                                                       211,090          211,357          174,693
---------------------------------------------------------------------------------------------------
Total operating revenues                                  690,478          701,863          663,693
===================================================================================================
Operating expenses
Electric production fuels                                 107,538          105,418          104,858
Purchased power                                            45,876           37,737           39,593
Gas purchased for resale                                  147,493          149,388          116,253
Other operating expenses                                  134,113          158,167          150,880
Maintenance                                                41,661           48,734           50,761
Depreciation and decommissioning                           75,819           63,835           65,374
Federal income taxes                                       26,460           25,267           25,645
Investment tax credit restored                             (1,768)          (1,778)          (1,725)
State income taxes                                          7,569            7,732            7,378
Gross receipts tax and other                               26,396           26,869           25,920
---------------------------------------------------------------------------------------------------
Total operating expense                                   611,157          621,369          584,937
===================================================================================================
Operating income                                           79,321           80,494           78,756
---------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds used during construction           129              139              170
Other, net                                                 12,591            5,123            6,019
Income taxes                                               (1,110)            (294)             160
---------------------------------------------------------------------------------------------------
Total other income and (deductions)                        11,610            4,968            6,349
===================================================================================================
Income before interest expense                             90,931           85,462           85,105
---------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                 22,530           22,512           23,409
Other interest                                              3,759            2,688            2,526
Allowance for borrowed funds used during construction        (100)            (128)             (68)
---------------------------------------------------------------------------------------------------
Total interest expense                                     26,189           25,072           25,867
===================================================================================================
Net income                                                 64,742           60,390           59,238
===================================================================================================
Preferred stock dividend requirements                       3,111            3,111            3,111
Earnings on common stock                                 $ 61,631         $ 57,279         $ 56,127
===================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                           H.  CONSOLIDATED BALANCE SHEETS


===============================================================================================
Assets
-----------------------------------------------------------------------------------------------
At December 31 (Thousands)                                          1997                1996
===============================================================================================
Utility plant
Electric                                                         $1,506,470          $1,474,104
Gas                                                                 251,603             240,791
-----------------------------------------------------------------------------------------------
Total                                                             1,758,073           1,714,895
Less - Accumulated depreciation and decommissioning               1,032,149             952,296
-----------------------------------------------------------------------------------------------
Total                                                               725,924             762,599
Nuclear decommissioning trusts                                      134,108             100,570
Construction in progress                                              7,266              10,301
Nuclear fuel, less accumulated amortization                          19,062              19,381
-----------------------------------------------------------------------------------------------
Net utility plant                                                   886,360             892,851
===============================================================================================

Current assets
Cash and equivalents                                                  3,921               4,165
Customer and other receivables, net of reserves                      55,893              66,234
Accrued utility revenues                                             30,750              35,326
Fossil fuel, at average cost                                          9,964               8,224
Gas in storage, at average cost                                      17,194              16,440
Materials and supplies, at average cost                              18,793              19,796
Prepayments and other                                                20,155              22,189
-----------------------------------------------------------------------------------------------
Total current assets                                                156,670             172,374
===============================================================================================

Regulatory assets                                                    78,544              96,920
Net nonutility plant                                                  2,972               4,191
Investments and other assets                                        109,408              92,612
===============================================================================================
Total                                                            $1,233,954          $1,258,948
===============================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                      H.  CONSOLIDATED BALANCE SHEETS (CONTINUED)


===============================================================================================
Capitalization and Liabilities
-----------------------------------------------------------------------------------------------
At December 31 (Thousands)                                           1997                1996
-----------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                              $  457,121          $  448,425
Preferred stock with no mandatory redemption                         51,200              51,200
Long-term debt to parent                                             14,321              14,612
Long-term debt                                                      293,298             296,207
-----------------------------------------------------------------------------------------------
Total capitalization                                                815,940             810,444
===============================================================================================

Current liabilities
Note payable                                                         10,000              10,000
Commercial paper                                                     15,500              29,000
Accounts payable                                                     46,453              62,500
Accrued taxes                                                         3,514               1,350
Accrued interest                                                      7,801               8,134
Other                                                                10,049              12,324
-----------------------------------------------------------------------------------------------
Total current liabilities                                            93,317             123,308
===============================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                   127,512             131,549
Accumulated deferred investment tax credits                          26,901              28,669
Regulatory liabilities                                               50,279              48,870
Environmental remediation liabilities                                40,215              41,697
Other long-term liabilities                                          79,790              74,411
-----------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                    324,697             325,196
===============================================================================================

Commitments and contingencies (See Note 9)
===============================================================================================
Total                                                            $1,233,954          $1,258,948
===============================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these balance sheets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

                  I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION


=======================================================================================
At December 31 (Thousands, except share amounts)                 1997            1996
---------------------------------------------------------------------------------------

Common stock equity
Common stock                                                  $ 95,588         $ 95,588
Premium on capital stock                                        73,842           73,842
Retained earnings                                              297,489          291,740
ESOP loan guarantees                                            (9,798)         (12,745)
---------------------------------------------------------------------------------------
Total common stock equity                                      457,121          448,425
=======================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized:
    with no mandatory redemption -
                  Series      Shares Outstanding
                  ------      ------------------
                   5.00%            132,000                     13,200           13,200
                   5.04%             30,000                      3,000            3,000
                   5.08%             50,000                      5,000            5,000
                   6.76%            150,000                     15,000           15,000
                   6.88%            150,000                     15,000           15,000
---------------------------------------------------------------------------------------
Total preferred stock                                           51,200           51,200
=======================================================================================

Long-term debt to parent
                   Series      Year Due
                   ------      --------
                    8.76%        2015                            5,914            6,012
                    7.35%        2016                            8,407            8,600
---------------------------------------------------------------------------------------
Total long-term debt to parent                                  14,321           14,612
=======================================================================================

Long-term debt
  First mortgage bonds
                   Series      Year Due
                   ------      --------
                   5-1/4%        1998                           50,000           50,000
                    7.30%        2002                           50,000           50,000
                    6.80%        2003                           50,000           50,000
                   6-1/8%        2005                            9,075            9,075
                    6.90%        2013                           22,000           22,000
                    8.80%        2021                           53,100           53,100
                   7-1/8%        2023                           50,000           50,000
---------------------------------------------------------------------------------------
Total                                                          284,175          284,175
Unamortized discount and premium on bonds, net                    (890)            (978)
---------------------------------------------------------------------------------------
Total first mortgage bonds                                     283,285          283,197
---------------------------------------------------------------------------------------
ESOP loan guarantees                                             9,798           12,745
Other long-term debt                                               215              265
---------------------------------------------------------------------------------------
Total long-term debt                                           293,298          296,207
=======================================================================================
Total capitalization                                          $815,940         $810,444
=======================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

                          J.  CONSOLIDATED STATEMENTS OF CASH FLOWS


========================================================================================================
Year Ended December 31 (Thousands)                               1997             1996            1995
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                     $ 64,742         $ 60,390        $ 59,238

Adjustments to reconcile net income to net cash from
  operating activities -
Depreciation and decommissioning                                 75,819           63,835          65,374
Amortization of nuclear fuel and other                           14,665           27,687          33,344
Deferred income taxes                                            (5,846)          (6,623)            103
Investment tax credit restored                                   (1,767)          (1,778)         (1,725)
Allowance for equity funds used during construction                (129)            (139)           (170)
Pension income                                                  (11,432)         (12,413)        (11,678)
Postretirement liability                                          4,952            7,150           6,917
Deferred demand-side management expenditures                         (5)          (6,250)         (8,595)
(Gain)/loss on sale of nonutility property                       (4,802)              (8)             13
Other, net                                                       (6,196)           7,069           6,627
Changes in -
Customer and other receivables                                   10,341           (4,078)         (4,120)
Accrued utility revenues                                          4,576            2,260          (8,766)
Fossil fuel inventory                                            (1,740)             477           1,804
Gas in storage                                                     (754)          (6,537)          5,880
Accounts payable                                                (16,047)           9,619         (12,455)
Accrued taxes                                                     2,164             (394)            545
Environmental remediation insurance recovery                     12,374              200               -
Gas refunds                                                        (318)          (6,175)          4,926
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                              140,597          134,292         137,262
========================================================================================================

Cash flows from (used for) investing activities:
Construction of utility plant and nuclear fuel expenditures     (58,258)         (84,750)        (80,226)
Decommissioning funding                                         (16,059)          (8,978)         (8,181)
Purchase of other property and equipment                           (111)          (2,050)             77
Proceeds from sale of nonutility property                         6,255               10              29
Other                                                              (175)             939             142
--------------------------------------------------------------------------------------------------------
Net cash used for investing activities                          (68,348)         (94,829)        (88,159)
========================================================================================================

Cash flows from (used for) financing activities:
Redemption of first mortgage bonds                                    -           (6,900)              -
Proceeds of long-term debt from parent                                -            8,668               -
Proceeds from issuance of commercial paper                      257,100          153,300          51,500
Redemptions of commercial paper                                (270,600)        (135,800)        (52,500)
Preferred stock dividends                                        (3,111)          (3,111)         (3,111)
Common stock dividends                                          (55,882)         (55,926)        (43,970)
--------------------------------------------------------------------------------------------------------
Net cash used for financing activities                          (72,493)         (39,769)        (48,081)
========================================================================================================
Net increase (decrease) in cash and equivalents                    (244)            (306)          1,022
========================================================================================================
Cash and equivalents at beginning of year                         4,165            4,471           3,449
========================================================================================================
Cash and equivalents at end of year                            $  3,921         $  4,165        $  4,471
========================================================================================================

Cash paid during year for:
Interest, less amount capitalized                              $ 22,311         $ 22,100        $ 21,177
Income taxes                                                   $ 41,151         $ 35,662        $ 34,562
Other information
Construction and nuclear fuel expenditures, including
  accruals, allowance for funds used during
  construction and customer contributions                      $ 65,646         $ 81,714        $ 73,251
========================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

PAGE

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           WISCONSIN PUBLIC SERVICE CORPORATION

               K.  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


====================================================================================
Year Ended December 31 (Thousands)                1997           1996          1995
------------------------------------------------------------------------------------

Balance at beginning of year                    $291,740      $290,387      $280,730
Add - Net income                                  64,742        60,390        59,238
------------------------------------------------------------------------------------
                                                 356,482       350,777       339,968
------------------------------------------------------------------------------------
Deduct -
Cash dividends declared on preferred stock
    5.00% Series ($5.00 per share)                   660           660           660
    5.04% Series ($5.04 per share)                   151           151           151
    5.08% Series ($5.08 per share)                   254           254           254
    6.76% Series ($6.76 per share)                 1,014         1,014         1,014
    6.88% Series ($6.88 per share)                 1,032         1,032         1,032
Dividends declared on common stock                45,882        44,926        43,970
Dividend to parent                                10,000        11,000         2,500
------------------------------------------------------------------------------------
                                                  58,993        59,037        49,581
------------------------------------------------------------------------------------
Balance at end of year                          $297,489      $291,740      $290,387
====================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WISCONSIN PUBLIC SERVICE CORPORATION

              L.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Notes to Consolidated Financial Statements for Wisconsin Public Service Corporation are incorporated in the Notes to Consolidated Financial Statements for WPS Resources Corporation at page 57 of this report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            WISCONSIN PUBLIC SERVICE CORPORATION

            M.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation (a Wisconsin corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 29, 1998

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.



                             PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about WPSR's directors and those Class A directors seeking re-election may be found on pages 3 and 4 of WPSR's March 23, 1998 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.

     Information regarding the executive officers, which is not a part of WPSR's Proxy Statement, is set forth in Part I, Item 4A, at page 32.


ITEM 11.    EXECUTIVE COMPENSATION

     Information required under Item 11 regarding compensation paid by WPSR to its Chief Executive Officer and other executive officers of WPSR may be found in WPSR's March 23, 1998 Proxy Statement, which information is incorporated by reference herein.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning principal securities holders and securities holdings of management which may be found on pages 2 and 3 of WPSR's March 23, 1998 Proxy Statement is incorporated by reference as if fully set forth herein.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions since the beginning of fiscal year 1997, or any currently proposed transactions, or series of similar transactions, to which WPSR or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of WPSR, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  Documents filed as part of this report:

            (1) The following financial consolidated statements are included in Part II at Item 8 above:

                        Description                         Pages in 10-K
                        -----------                         -------------

                 WPS RESOURCES CORPORATION

                 Consolidated Statements of Income and             52
                 Retained Earnings for the three years
                 ended December 31, 1997, 1996, and 1995

                 Consolidated Balance Sheets as of                 53
                 December 31, 1997 and 1996

                 Consolidated Statements of Capitalization         55
                 as of December 31, 1997 and 1996

                 Consolidated Statements of Cash Flows for         56
                 the three years ended December 31, 1997, 1996, and 1995

                 Notes to Consolidated Financial Statements        57

                 Report of Independent Public Accountants          76


                 WISCONSIN PUBLIC SERVICE CORPORATION

                 Consolidated Statements of Income for the         77
                 three years ended December 31, 1997, 1996, and 1995

                 Consolidated Balance Sheets as of                 78
                 December 31, 1997 and 1996

                 Consolidated Statements of Capitalization         80
                 as of December 31, 1997 and 1996

                 Consolidated Statements of Cash Flows for         81
                 the three years ended December 31, 1997, 1996, and 1995

                 Consolidated Statements of Retained Earnings      82

                 Notes to Consolidated Financial Statements        83

                 Report of Independent Public Accountants          84

            (2)  Financial statement schedules.

                 The following financial statement schedules are included in
                 Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         Description                          Pages in 10-K
                         -----------                          -------------

                 Schedule III - Condensed Parent
                 Company Only Financial Statements

                 A. Report of Independent Public                   95
                    Accountants

                 B. Statements of Income and Retained              96
                    Earnings

                 C. Balance Sheets                                 97

                 D. Statements of Cash Flows                       98

                 E. Notes to Parent Company Financial              99
                    Statements


            (3)  All exhibits, including those incorporated by reference.

Exhibit
Number                         Description of Documents
-------                        ------------------------

  3A-1 Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix B to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed February 28, 1994 [Reg. No. 33-52199]).

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

Exhibit
Number                         Description of Documents
-------                        ------------------------

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

Exhibit
Number                         Description of Documents
-------                        ------------------------

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

10F-1 Copy of Power Purchase Agreement Between De Pere Energy LLC and Wisconsin Public Service Corporation dated November 8, 1995 and amended by a Letter Agreement dated February 18, 1997. (Included as Exhibit 10F-1 to this Form 10-K for the year ended December 31, 1997, filed March 6, 1998 [File No. 1-3016]).

10F-2 Agreement and Plan of Merger, dated as of July 10, 1997, by and among WPS Resources Corporation and Upper Peninsula Energy Corporation (Incorporated by reference to Appendix A to the Proxy Statement/Prospectus forming part of Amendment 2 to the Registration Statement on Form S-4, filed November 21, 1997
          [Reg. No. 333-3401]).

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10G-1 Copy of amended and restated WPS Resources Corporation Deferred Compensation Plan for executives and non-employee directors, effective January 1, 1998. (Included as Exhibit 10G-1 to this Form 10-K for the year ended December 31, 1997, filed March 6, 1998 [File No. 1-11337]).

Exhibit
Number                         Description of Documents
-------                        ------------------------


10G-2 Copy of Form of Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Ralph G. Baeten, Daniel P. Bittner, Diane L. Ford, Richard E. James, Thomas P. Meinz, Phillip M. Mikulsky,
          Wayne J. Peterson, Patrick D. Schrickel, Charles A. Schrock, Clark R. Steinhardt, Bernard J. Treml, and Larry L. Weyers (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 1997, filed July 25, 1997 [File
          No. 1-11337]).

10G-3 Copy of WPS Resources Corporation Short-Term Variable Pay Plan effective January 1, 1998. (Included as Exhibit 10G-3 to this Form 10-K for the year ended December 31, 1997, filed March 6, 1998 [File No. 1-11337]).

Exhibit
Number                Description of Document                   Pages in 10-K
-------               -----------------------                   -------------

10F-1     Power Purchase Agreement Between De Pere
          Energy LLC and Wisconsin Public Service
          Corporation dated November 8, 1995 and
          amended by a Letter Agreement dated
          February 18, 1997
               Wisconsin Public Service Corporation                  100

10G-1     WPS Resources Corporation Amended and Restated
          Deferred Compensation Plan Effective January 1,
          1998
               WPS Resources Corporation                             213

10G-3     WPS Resources Corporation Short-Term Variable
          Pay Plan Effective January 1, 1998
               WPS Resources Corporation                             240

11        Statement Regarding Computation of Per Share
          Earnings
               WPS Resources Corporation                             248

21        Subsidiaries of the Registrant                             249

23        Consent of Independent Public Accountants                  250

24        Powers of Attorney                                         251

27        Financial Data Schedule
               WPS Resources Corporation                             259
               Wisconsin Public Service Corporation                  260

     (b)  Reports on Form 8-K

          Form 8-K dated October 20, 1997 and filed October 21, 1997 transmitting a press release dated October 20, 1997 regarding the financial results of WPS Resources Corporation for the quarterly period ended September 30, 1997.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     WPS RESOURCES CORPORATION
                                 and
                WISCONSIN PUBLIC SERVICE CORPORATION

                             (Registrant)


                      By /s/ L. L. Weyers
     --------------------------------------------------------------------
     L. L. Weyers                    L. L. Weyers
     Chairman, President, and        Chairman and
     Chief Executive Officer         Chief Executive Officer
     WPS Resources Corporation       Wisconsin Public Service Corporation



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                           Date
------------------------------------------------------------------------------

A. Dean Arganbright              Director                      March 6, 1998
Michael S. Ariens                Director
Richard A. Bemis                 Director
Daniel A. Bollom                 Director
M. Lois Bush                     Director
Robert C. Gallagher              Director       By  /s/ L. L. Weyers
Kathryn M. Hasselblad-Pascale    Director           --------------------------
James L. Kemerling               Director               L. L. Weyers
                                                        Attorney-in-Fact



/s/ L. L. Weyers                 Principal Executive           March 6, 1998
---------------------------------Officer and Director
    L. L. Weyers


/s/ D. P. Bittner                Principal Financial           March 6, 1998
---------------------------------Officer
    D. P. Bittner


/s/ D. L. Ford                   Principal Accounting          March 6, 1998
---------------------------------Officer
    D. L. Ford

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

          A.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of WPS Resources Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WPS Resources Corporation included in this Form 10-K, and have issued our report thereon dated January 29, 1998.

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



Milwaukee, Wisconsin
January 29, 1998

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                      B.  STATEMENTS OF INCOME AND RETAINED EARNINGS

===============================================================================================
Year Ended December 31 (Thousands)                       1997             1996           1995
-----------------------------------------------------------------------------------------------

Income
Equity in earnings of subsidiaries after dividends    $ (1,432)        $ (8,941)       $ 11,236
Cash dividends from subsidiaries                        55,882           55,926          43,970
-----------------------------------------------------------------------------------------------
Income from subsidiaries                                54,450           46,985          55,206
-----------------------------------------------------------------------------------------------
Investment income and other                              2,901            2,251             872
-----------------------------------------------------------------------------------------------

Total income                                            57,351           49,236          56,078
===============================================================================================


Operating expenses                                       2,864              585             589
-----------------------------------------------------------------------------------------------
Income before interest expense                          54,487           48,651          55,489
Interest expense                                           417              454              68
-----------------------------------------------------------------------------------------------
Income before income taxes                              54,070           48,197          55,421
Income taxes                                               328              442              78
-----------------------------------------------------------------------------------------------
Net Income                                              53,742           47,755          55,343
===============================================================================================

Retained earnings, beginning of year                   311,794          308,965         297,592
Common stock dividend                                  (45,882)         (44,926)        (43,970)
-----------------------------------------------------------------------------------------------

Retained earnings at end of year                      $319,654         $311,794        $308,965
===============================================================================================

PAGE

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                          C.  BALANCE SHEETS

==============================================================================
At December 31 (Thousands)                            1997             1996
------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------
Current assets
Cash and equivalents                                 $      5         $      3
Accounts receivable - affiliates                          417              614
Other receivables                                         217               12
Notes receivable - affiliates (note 1)                  4,498           14,875
------------------------------------------------------------------------------
Total current assets                                    5,137           15,504
==============================================================================

Long-term notes receivable - affiliates (note 2)       15,950           16,382
==============================================================================

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation                  457,121          448,425
WPS Energy Services, Inc.                               4,495            2,443
WPS Power Development, Inc.                                 7            2,238
------------------------------------------------------------------------------
Total investments in subsidiaries, at equity          461,623          453,106
==============================================================================

Net equipment                                             321               68
Other investments                                       2,856            3,025
Deferred income taxes                                      45               52
------------------------------------------------------------------------------

Total assets                                         $485,932         $488,137
==============================================================================


==============================================================================
Liabilities and Capitalization
------------------------------------------------------------------------------
Current liabilities
Notes payable                                        $  5,206         $ 18,950
Accounts payable - affiliates                             549               86
Accounts payable                                        1,699              519
Dividends payable                                         626              948
Other                                                      29               62
------------------------------------------------------------------------------
Total current liabilities                               8,109           20,565
==============================================================================

Other liabilities                                           -               48
==============================================================================

Capitalization
Common stock, $1 par value, 100,000,000 shares
   authorized; 23,896,962 shares outstanding           23,897           23,897
Premium on capital stock                              145,021          145,021
Retained earnings                                     319,654          311,794
ESOP loan guarantees                                   (9,798)         (12,745)
Shares in deferred compensation trust                    (951)            (443)
------------------------------------------------------------------------------
Total capitalization                                  477,823          467,524
==============================================================================

Total liabilities and capitalization                 $485,932         $488,137
==============================================================================

PAGE

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                                    D.  STATEMENTS OF CASH FLOWS

=====================================================================================================
Year Ended December 31 (Thousands)                           1997             1996             1995
-----------------------------------------------------------------------------------------------------

Operating
Net income                                                 $ 53,742         $ 47,755         $ 55,343

Add equity in earnings of subsidiaries after dividends        1,432            8,941          (11,236)
Deferred income taxes                                             7               46              139
Other - net                                                       3            1,883              (30)

Changes in other items
Receivables                                                      (8)            (463)          (1,740)
Accounts payable                                              1,258              357               64
Other                                                           (16)             110              285
-----------------------------------------------------------------------------------------------------
Net cash - operating                                         56,418           58,629           42,825
=====================================================================================================

Investing
Notes receivable - affiliates                                10,809          (21,346)          (1,825)
Capital contributions - affiliates                           (7,005)          (5,250)          (5,400)
Investments - other                                             (87)          (2,371)          (4,434)
-----------------------------------------------------------------------------------------------------
Net cash - investing                                          3,717          (28,967)         (11,659)
=====================================================================================================

Financing
Proceeds from short-term debt                               536,200          333,264           15,000
Payments on short-term debt                                (549,944)        (319,314)         (10,000)
Purchase of deferred compensation stock                        (507)            (443)               -
Common stock dividends                                      (45,882)         (44,926)         (43,970)
-----------------------------------------------------------------------------------------------------
Net cash - financing                                        (60,133)         (31,419)         (38,970)
=====================================================================================================

Net change in cash                                                2           (1,757)          (7,804)
Cash, beginning of period                                         3            1,760            9,564
-----------------------------------------------------------------------------------------------------
Cash, end of period                                        $      5         $      3         $  1,760
=====================================================================================================

PAGE

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


SUPPLEMENTAL NOTES

Note 1 WPS Resources Corporation ("WPSR") has short-term notes receivable from WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. for $3.2 million and $1.3 million, respectively. These notes bear interest at between 6.90% and 8.50%, depending upon the operational use of the loaned funds.

Note 2 WPSR has long-term notes receivable from Wisconsin Public Service Corporation for $5.9 million and $8.4 million bearing interest at 8.76% and 7.35%, respectively. The notes are to be repaid in monthly payments of $51,670 and $63,896 through January 2015 and May 2016, respectively. WPSR also has a long-term note receivable from ESI totaling $1.6 million and bearing interest at 7-7/8%.
          The note is to be repaid in quarterly payments of $69,076 through October 2005.