Form 10-Q
period 1998-03-31
WPS RESOURCES CORP
filed 1998-04-24
CIK 916863

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

              For the quarterly period ended March 31, 1998

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         April 24, 1998

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         April 24, 1998
______________________________________________________________________________
______________________________________________________________________________

                       WPS RESOURCES CORPORATION
                              AND
              WISCONSIN PUBLIC SERVICE CORPORATION
         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                            CONTENTS
                                                                Page

            FORWARD-LOOKING STATEMENTS                            3

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            WPS RESOURCES CORPORATION
                 Consolidated Statements of Income and
                      Retained Earnings                           4
                 Consolidated Balance Sheets                      5
                 Consolidated Statements of Capitalization        6
                 Consolidated Statements of Cash Flows            7

            WISCONSIN PUBLIC SERVICE CORPORATION
                 Consolidated Statements of Income                8
                 Consolidated Balance Sheets                      9
                 Consolidated Statements of Capitalization       10
                 Consolidated Statements of Cash Flows           11
                 Consolidated Statements of Retained Earnings    12

            CONDENSED NOTES TO FINANCIAL STATEMENTS OF
                 WPS Resources Corporation and
                 Wisconsin Public Service Corporation            13 - 14

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations for
                 WPS Resources Corporation and
                 Wisconsin Public Service Corporation            15 - 19

PART II.    OTHER INFORMATION

Item 5.     Other Information                                    20 - 22

Item 6.     Exhibits and Reports on Form 8-K                     23

Signatures                                                       24 - 25

EXHIBIT INDEX                                                    26

Exhibit 11  Statement Regarding Computation of Per Share
            Earnings
                  WPS Resources Corporation

Exhibit 27  Financial Data Schedule
                  WPS Resources Corporation
                  Wisconsin Public Service Corporation

                       FORWARDING-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The statements speak of plans, goals, beliefs, or expectations of WPS Resources Corporation ("WPSR") and Wisconsin Public Service Corporation ("WPSC"), refer to estimates, or use similar terms. Although WPSR and WPSC believe that their expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements included in this report for reasons that include: the speed and degree to which competition enters the electric and natural gas industries; state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery, and have an impact on rate structures; the economic climate and industrial, commercial, and residential growth in areas served by WPSC and WPS Energy Services, Inc. ("ESI") (WPSR's wholly-owned nonregulated energy marketing subsidiary); the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; conditions in the capital markets; and growth in opportunities for ESI and WPS Power Development, Inc. (WPSR's wholly-owned nonregulated electric power development and energy service subsidiary).

     A forward-looking statement speaks only as of the date on which such statement is made, and neither WPSR nor WPSC undertakes to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events which affect such forward-looking statements. New factors emerge from time to time, and it is not possible for WPSR or WPSC to predict all such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

                              Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                   WPS RESOURCES CORPORATION

============================================================================================

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS               Three Months Ended
(Thousands, except per share amounts)                                      March 31
                                                                     1998            1997
============================================================================================

Operating revenues
Electric utility                                                   $112,806        $122,964
Gas utility                                                          65,484          84,580
Nonregulated energy and other                                        98,519          55,469
--------------------------------------------------------------------------------------------
Total operating revenues                                            276,809         263,013
============================================================================================

Operating expenses
Electric production fuels                                            25,618          27,145
Purchased power                                                       8,165          14,156
Gas purchased for resale                                             43,010          61,513
Nonregulated energy cost of sales                                    96,488          54,360
Other operating expenses                                             35,728          38,235
Maintenance                                                           9,938           9,468
Depreciation and decommissioning                                     20,115          17,927
Taxes other than income                                               6,812           6,939
--------------------------------------------------------------------------------------------
Total operating expenses                                            245,874         229,743
============================================================================================
Operating income                                                     30,935          33,270
--------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      29              35
Other, net                                                            2,304           1,148
--------------------------------------------------------------------------------------------
Total other income                                                    2,333           1,183
============================================================================================
Income before interest expense                                       33,268          34,453
--------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,398           5,524
Other interest                                                          729           1,028
Allowance for borrowed funds used during construction                   (11)            (34)
--------------------------------------------------------------------------------------------
Total interest expense                                                6,116           6,518
============================================================================================

Income before income taxes                                           27,152          27,935
Income taxes                                                          9,485           9,203
Minority interest                                                      (212)           (281)
Preferred stock dividends of subsidiary                                 778             778
--------------------------------------------------------------------------------------------
Net income                                                           17,101          18,235
--------------------------------------------------------------------------------------------
Other comprehensive income                                                -               -
--------------------------------------------------------------------------------------------
Comprehensive income                                                 17,101          18,235
============================================================================================

Retained earnings at beginning of period                            319,654         311,794
Cash dividends on common stock                                       11,590          11,351
--------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $325,165        $318,678
============================================================================================

Average shares of common stock                                       23,862          23,880
Basic and diluted earnings per average share of common stock          $0.72           $0.76
Dividend per share of common stock                                   $0.485          $0.475
============================================================================================

The accompanying notes are an integral part of these statements.


                                    WPS RESOURCES CORPORATION

======================================================================================================

CONSOLIDATED BALANCE SHEETS                                            March 31           December 31
(Thousands)                                                              1998                 1997
======================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------

Utility plant
Electric                                                              $1,509,712           $1,506,470
Gas                                                                      252,645              251,603
------------------------------------------------------------------------------------------------------
Total                                                                  1,762,357            1,758,073
Less - Accumulated depreciation and decommissioning                    1,057,100            1,032,149
------------------------------------------------------------------------------------------------------
Total                                                                    705,257              725,924
Nuclear decommissioning trusts                                           146,331              134,108
Construction in progress                                                  10,377                7,266
Nuclear fuel, less accumulated amortization                               17,620               19,062
------------------------------------------------------------------------------------------------------
Net utility plant                                                        879,585              886,360
======================================================================================================

Current assets
Cash and equivalents                                                      20,395                6,424
Customer and other receivables, net of reserves                          104,763               87,709
Accrued utility revenues                                                  27,929               30,750
Fossil fuel, at average cost                                              12,674               10,336
Gas in storage, at average cost                                            4,325               22,080
Materials and supplies, at average cost                                   19,223               18,793
Prepayments and other                                                     16,508               20,499
------------------------------------------------------------------------------------------------------
Total current assets                                                     205,817              196,591
======================================================================================================

Regulatory assets                                                         76,688               78,544
Net nonutility and nonregulated plant                                     21,805               19,194
Investments and other assets                                             122,847              118,913
======================================================================================================
Total                                                                 $1,306,742           $1,299,602
======================================================================================================


CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $  482,959           $  477,823
Preferred stock of subsidiary
  with no mandatory redemption                                            51,200               51,200
Long-term debt                                                           304,461              304,008
------------------------------------------------------------------------------------------------------
Total capitalization                                                     838,620              833,031
======================================================================================================

Current liabilities
Notes payable                                                             10,511               10,000
Commercial paper                                                          11,600               20,706
Accounts payable                                                          84,575               85,651
Accrued taxes                                                              3,883                3,514
Accrued interest                                                           4,956                7,801
Other                                                                     20,350                9,536
------------------------------------------------------------------------------------------------------
Total current liabilities                                                135,875              137,208
======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        125,323              125,804
Accumulated deferred investment credits                                   26,466               26,901
Regulatory liabilities                                                    52,567               50,279
Environmental remediation liabilities                                     40,080               40,215
Other long-term liabilities                                               87,811               86,164
------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         332,247              329,363
======================================================================================================
Total                                                                 $1,306,742           $1,299,602
======================================================================================================

The accompanying notes are an integral part of these statements.


                                     WPS RESOURCES CORPORATION

=======================================================================================================

CONSOLIDATED STATEMENTS OF CAPITALIZATION                                  March 31         December 31
(Thousands, except share amounts)                                            1998               1997
=======================================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                        $ 23,897           $ 23,897
Premium on capital stock                                                    145,021            145,021
Retained earnings                                                           325,165            319,654
Shares in deferred compensation trust, 37,390 and 33,430 shares at average cost of $29.32 and $28.44 per share at
  March 31, 1998 and December 31, 1997, respectively.                        (1,097)              (951)
ESOP loan guarantees                                                        (10,027)            (9,798)
-------------------------------------------------------------------------------------------------------
Total common stock equity                                                   482,959            477,823
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
=======================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                            50,000             50,000
        7.30%                2002                                            50,000             50,000
        6.80%                2003                                            50,000             50,000
        6-1/8%               2005                                             9,075              9,075
        6.90%                2013                                            22,000             22,000
        8.80%                2021                                            53,100             53,100
        7-1/8%               2023                                            50,000             50,000
-------------------------------------------------------------------------------------------------------
Total                                                                       284,175            284,175
Unamortized discount and premium on bonds, net                                 (868)              (890)
-------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  283,307            283,285
-------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                         10,027              9,798
Notes payable to bank, secured by nonregulated plant                         10,912             10,710
Other long-term debt                                                            215                215
-------------------------------------------------------------------------------------------------------
Total long-term debt                                                        304,461            304,008
=======================================================================================================
Total capitalization                                                       $838,620           $833,031
=======================================================================================================

The accompanying notes are an integral part of these statements.


                                   WPS RESOURCES CORPORATION

============================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Three Months Ended
(Thousands)                                                                 March 31
                                                                      1998            1997
============================================================================================

Cash flows from operating activities
Net income                                                        $  17,101       $  18,235

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     20,115          17,927
Amortization of nuclear fuel and other                                4,386           1,554
Deferred income taxes                                                (1,449)         (2,313)
Investment tax credit restored                                         (435)           (442)
Allowance for equity funds used during construction                     (29)            (35)
Pension income                                                       (2,334)         (3,092)
Postretirement liability                                              1,019           1,788
Deferred demand-side management expenditures                              -              (7)
Other, net                                                            1,462           9,021

Changes in
Customer and other receivables                                      (17,054)         10,424
Accrued utility revenues                                              2,821           8,091
Fossil fuel inventory                                                (2,338)           (300)
Gas in storage                                                       17,755          17,110
Accounts payable                                                     (1,076)        (35,830)
Miscellaneous current and accrued liabilities                        11,174           8,995
Accrued taxes                                                           369           9,945
Gas refunds                                                            (360)              9
--------------------------------------------------------------------------------------------
Net cash from operating activities                                   51,127          61,080
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (10,155)        (11,540)
Purchase of other property and equipment                             (3,386)           (996)
Decommissioning funding                                              (4,126)         (3,130)
Other                                                                   465            (555)
--------------------------------------------------------------------------------------------
Net cash used for investing activities                              (17,202)        (16,221)
============================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                            32,311          18,075
Redemption of notes payable                                         (31,800)        (27,075)
Issuance of other long-term debt                                        377             237
Issuance of commercial paper                                        321,137         236,996
Redemption of commercial paper                                     (330,243)       (263,346)
Cash dividends on common stock                                      (11,590)        (11,351)
Purchase of deferred compensation stock                                (146)           (153)
--------------------------------------------------------------------------------------------
Net cash used for financing activities                              (19,954)        (46,617)
============================================================================================
Net increase (decrease) in cash and equivalents                      13,971          (1,758)
Cash and equivalents at beginning of period                           6,424           5,978
============================================================================================
Cash and equivalents at end of period                             $  20,395       $   4,220
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                 $   8,300       $   8,672
Income taxes                                                         10,304           2,215
Preferred stock dividends of subsidiary                                 778             778
============================================================================================

The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================

CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended
(Thousands)                                                                March 31
                                                                     1998            1997
============================================================================================

Operating revenues
Electric                                                           $112,806        $122,964
Gas                                                                  65,484          84,580
--------------------------------------------------------------------------------------------
Total operating revenues                                            178,290         207,544
============================================================================================

Operating expenses
Electric production fuels                                            25,618          27,145
Purchased power                                                       8,165          14,156
Gas purchased for resale                                             42,394          61,513
Other operating expenses                                             32,515          34,003
Maintenance                                                           9,938           9,468
Depreciation and decommissioning                                     19,642          17,528
Federal income taxes                                                  8,296           8,670
Investment tax credit restored                                         (436)           (442)
State income taxes                                                    2,257           2,770
Gross receipts tax and other                                          6,786           6,931
--------------------------------------------------------------------------------------------
Total operating expenses                                            155,175         181,742
============================================================================================
Operating income                                                     23,115          25,802
--------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                      29              35
Other, net                                                            1,820           1,406
Income taxes                                                           (281)            (32)
--------------------------------------------------------------------------------------------
Total other income and (deductions)                                   1,568           1,409
============================================================================================
Income before interest expense                                       24,683          27,211
--------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                            5,480           5,634
Other interest                                                          545             854
Allowance for borrowed funds used during construction                   (11)            (34)
--------------------------------------------------------------------------------------------
Total interest expense                                                6,014           6,454
============================================================================================
Net income                                                           18,669          20,757
Preferred stock dividend requirements                                   778             778
--------------------------------------------------------------------------------------------
Earnings on common stock                                           $ 17,891        $ 19,979
============================================================================================

The accompanying notes are an integral part of these statements.


                               WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================================

CONSOLIDATED BALANCE SHEETS                                          March 31          December 31
(Thousands)                                                            1998               1997
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,509,712         $1,506,470
Gas                                                                    252,645            251,603
--------------------------------------------------------------------------------------------------
Total                                                                1,762,357          1,758,073
Less - Accumulated depreciation and decommissioning                  1,057,100          1,032,149
--------------------------------------------------------------------------------------------------
Total                                                                  705,257            725,924
Nuclear decommissioning trusts                                         146,331            134,108
Construction in progress                                                10,377              7,266
Nuclear fuel, less accumulated amortization                             17,620             19,062
--------------------------------------------------------------------------------------------------
Net utility plant                                                      879,585            886,360
==================================================================================================

Current assets
Cash and equivalents                                                    19,295              3,921
Customer and other receivables, net of reserves                         58,739             55,893
Accrued utility revenues                                                27,929             30,750
Fossil fuel, at average cost                                            12,309              9,964
Gas in storage, at average cost                                          3,810             17,194
Materials and supplies, at average cost                                 19,223             18,793
Prepayments and other                                                   15,409             20,155
--------------------------------------------------------------------------------------------------
Total current assets                                                   156,714            156,670
==================================================================================================

Regulatory assets                                                       76,688             78,544
Net nonutility plant                                                     2,896              2,972
Investments and other assets                                           113,305            109,408
==================================================================================================
Total                                                               $1,229,188         $1,233,954
==================================================================================================


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                 $  463,193         $  457,121
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,258             14,321
Long-term debt                                                         293,549            293,298
--------------------------------------------------------------------------------------------------
Total capitalization                                                   822,200            815,940
==================================================================================================

Current liabilities
Note payable                                                            10,000             10,000
Commercial paper                                                             -             15,500
Accounts payable                                                        41,577             46,453
Accrued taxes                                                            3,883              3,514
Accrued interest                                                         4,956              7,801
Other                                                                   19,082             10,049
--------------------------------------------------------------------------------------------------
Total current liabilities                                               79,498             93,317
==================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      127,115            127,512
Accumulated deferred investment tax credits                             26,466             26,901
Regulatory liabilities                                                  52,567             50,279
Environmental remediation liabilities                                   40,080             40,215
Other long-term liabilities                                             81,262             79,790
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       327,490            324,697
==================================================================================================
Total                                                               $1,229,188         $1,233,954
==================================================================================================

The accompanying notes are an integral part of these statements.


                                   WISCONSIN PUBLIC SERVICE CORPORATION

========================================================================================================

CONSOLIDATED STATEMENTS OF CAPITALIZATION                                 March 31           December 31
(Thousands, except share amounts)                                           1998                 1997
========================================================================================================

Common stock equity
Common stock                                                              $ 95,588             $ 95,588
Premium on capital stock                                                    73,842               73,842
Retained earnings                                                          303,790              297,489
ESOP loan guarantees                                                       (10,027)              (9,798)
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                  463,193              457,121
========================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                          13,200               13,200
         5.04%              30,000                                           3,000                3,000
         5.08%              50,000                                           5,000                5,000
         6.76%             150,000                                          15,000               15,000
         6.88%             150,000                                          15,000               15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                       51,200               51,200
========================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                            5,888                5,914
        7.35%                2016                                            8,370                8,407
--------------------------------------------------------------------------------------------------------
Total long-term debt to parent                                              14,258               14,321
========================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                           50,000               50,000
        7.30%                2002                                           50,000               50,000
        6.80%                2003                                           50,000               50,000
        6-1/8%               2005                                            9,075                9,075
        6.90%                2013                                           22,000               22,000
        8.80%                2021                                           53,100               53,100
        7-1/8%               2023                                           50,000               50,000
--------------------------------------------------------------------------------------------------------
Total                                                                      284,175              284,175
Unamortized discount and premium on bonds, net                                (868)                (890)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 283,307              283,285
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                        10,027                9,798
Other long-term debt                                                           215                  215
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                       293,549              293,298
========================================================================================================
Total capitalization                                                      $822,200             $815,940
========================================================================================================

The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 Three Months Ended
(Thousands)                                                                March 31
                                                                     1998            1997
============================================================================================

Cash flows from operating activities
Net income                                                         $ 18,669       $  20,757

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     19,642          17,528
Amortization of nuclear fuel and other                                4,366           1,550
Deferred income taxes                                                (1,365)         (2,314)
Investment tax credit restored                                         (435)           (442)
Allowance for equity funds used during construction                     (29)            (35)
Pension income                                                       (2,334)         (3,092)
Postretirement liability                                              1,019           1,788
Deferred demand-side management expenditures                              -              (7)
Other, net                                                            4,404           8,371
Changes in
Customer and other receivables                                       (2,846)         (8,616)
Accrued utility revenues                                              2,821           8,031
Fossil fuel inventory                                                (2,345)           (200)
Gas in storage                                                       13,384          14,033
Accounts payable                                                     (4,876)        (17,159)
Miscellaneous current and accrued liabilities                         7,127          10,206
Accrued taxes                                                           369           9,947
Gas refunds                                                            (360)              9
--------------------------------------------------------------------------------------------
Net cash from operating activities                                   57,211          60,355
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (10,155)        (11,540)
Decommissioning funding                                              (4,126)         (3,130)
Purchase of other property and equipment                                  -            (307)
Other                                                                   312          (1,347)
--------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (13,969)        (16,324)
============================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper                           47,000          94,000
Redemption of commercial paper                                      (62,500)       (118,000)
Preferred stock dividends                                              (778)           (778)
Common stock dividends                                              (11,590)        (11,351)
Dividend to parent                                                        -         (10,000)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (27,868)        (46,129)
============================================================================================
Net increase (decrease) in cash and equivalents                      15,374          (2,098)
Cash and equivalents at beginning of period                           3,921           4,165
============================================================================================
Cash and equivalents at end of period                              $ 19,295       $   2,067
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                  $  8,439       $   8,512
Income taxes                                                          9,991           2,205
============================================================================================

The accompanying notes are an integral part of these statements.

                            WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                          Three Months Ended
(Thousands)                                                                March 31
                                                                     1998            1997
============================================================================================

Balance at beginning of period                                     $297,489        $291,740
Add Net income                                                       18,669          20,757
--------------------------------------------------------------------------------------------
                                                                    316,158         312,497
--------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                              778             778
Dividends declared on common stock                                   11,590          11,351
Dividend to parent                                                        -          10,000
--------------------------------------------------------------------------------------------
                                                                     12,368          22,129
--------------------------------------------------------------------------------------------

Balance at end of period                                           $303,790        $290,368
============================================================================================

The accompanying notes are an integral part of these statements.

                WPS RESOURCES CORPORATION AND SUBSIDIARIES
                   WISCONSIN PUBLIC SERVICE CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS
                               March 31, 1998


NOTE 1.  FINANCIAL INFORMATION
______________________________

The foregoing consolidated financial statements have been prepared by WPS Resources Corporation ("WPSR") and Wisconsin Public Service Corporation ("WPSC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. WPSR and WPSC believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in WPSR's and WPSC's latest annual report on Form 10-K.

Because of the seasonal nature of WPSC's operations, interim results are not necessarily indicative of annual results.

NOTE 2.  SEGMENT DISCLOSURES
____________________________

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and is effective for periods beginning after December 15, 1997. WPSR will be adopting the requirements of this statement at year-end 1998, has not yet determined the segments which will be disclosed, and has not yet determined the impact of adopting this statement.

NOTE 3.  COSTS OF START-UP ACTIVITIES
_____________________________________

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. WPSR will be adopting the requirements of this statement in 1999 and does not anticipate any material impact to its financial statements.

NOTE 4.  AGREEMENT TO MERGE WITH UPPER PENINSULA ENERGY CORPORATION
__________________________________________________________________

On July 10, 1997, WPSR announced an agreement to merge with Upper Peninsula Energy Corporation ("UPEN"). The S-4 Registration Statement was declared effective by the SEC on December 5, 1997. The shareholders of UPEN approved the merger on January 29, 1998. The merger is subject to (1) approval by the Federal Energy Regulatory Commission; (2) approval by the SEC under the Public Utility Holding Company Act of 1935; (3) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (4) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (5) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (6) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. UPEN will merge with and into WPSR, and Upper Peninsula Power Company, UPEN's utility subsidiary, will become a wholly-owned subsidiary of WPSR.

The summary below contains selected unaudited pro forma financial data for the quarter ended March 31, 1998. The financial data should be read in conjunction with the historical WPSR and UPEN consolidated financial statements and related notes. The pro forma combined earnings per share reflect the issuance of shares associated with the merger agreement and the related dilutive effect. The pro forma combined data accounts for the merger as a pooling of interests.

Under the terms of the merger agreement, each of the 2,950,001 outstanding shares of UPEN common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value), subject to adjustment for fractional shares.

===============================================================================================
                                                                                     Pro Forma
                                                    WPSR              UPEN            Combined
(In thousands, except per share data)          (as reported)     (as reported)      (unaudited)
-----------------------------------------------------------------------------------------------

QUARTER ENDING MARCH 31, 1998
Operating revenues                               $  276,809        $ 15,573         $  292,382
Net income                                       $   17,101        $    851         $   17,952
Basic and diluted earnings per share                  $0.72           $0.29              $0.68


AT MARCH 31, 1998
Assets                                           $1,306,742        $135,260         $1,441,529
Long-term obligations                            $  304,461        $ 43,006         $  347,467
===============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPSR is a holding company. Approximately 94% of WPSR's assets at March 31, 1998 and approximately 64% of WPSR's revenues and all of its net income for the first quarter of 1998 were derived from WPSC, an electric and gas utility. WPSR's wholly-owned subsidiaries include a regulated utility, WPSC, and two nonregulated subsidiaries, WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. ("PDI").

            FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

WPS RESOURCES CORPORATION OVERVIEW

Revenues at WPSR increased from $263.0 million in the first quarter of 1997 to $276.8 million in the first quarter of 1998, or 5.2%. Net income decreased 6.0%, from $18.2 million in 1997 to $17.1 million in 1998. Basic and diluted earnings per share decreased 5.3%, from $.76 in 1997 to $.72 in 1998. The primary reasons for the decrease in earnings at WPSR were decreased electric margins due to the February 21, 1997, implementation of a Public Service Commission of Wisconsin ("PSCW") rate order, decreased gas margins at WPSC due to extremely mild winter weather in the first quarter of 1998, and increased depreciation and decommissioning expenses. Partially offsetting these decreases in earnings were an increase in nonregulated gas margins and a decrease in other operating expenses.

Earnings on common stock of WPSC were $17.9 million in 1998 and $20.0 million in 1997. Nonregulated losses were $0.3 million in 1998 and $1.8 million in 1997. The decrease in nonregulated losses was due primarily to a $2.0 million dividend on a venture capital investment received by WPSR.

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

Revenues at WPSC were $178.3 million in 1998 compared with $207.5 million in 1997, a decrease of 14.1%. Earnings on common stock decreased 10.5%, from $20.0 million in 1997 to $17.9 million in 1998. The primary reasons for the decrease in earnings on common stock at WPSC were decreases in electric and gas margins as described above. Partially offsetting these decreases in margins was a decrease in other operating expenses.

ELECTRIC UTILITY OPERATIONS

Electric margins decreased $2.6 million, or 3.2%, despite relatively stable sales volumes. This decrease in margins was the result of implementation of a PSCW rate order on February 21, 1997, which authorized an 8.1% electric revenue reduction. This revenue reduction was effective for the entire first quarter of 1998 but was effective for only the latter portion of the first quarter of 1997.

                                       First Quarter
                                --------------------------
Electric Margins (000's)           1998             1997
------------------------           ----             ----

Revenues                         $112,806         $122,964
Fuel and purchased power           33,783           41,301
                                  -------          -------

Margin                           $ 79,023         $ 81,663
                                  =======          =======

Sales in kilowatt-hours (000)   2,773,751        2,758,760


Electric revenues decreased $10.2 million, or 8.3%, as a result of the electric rate reduction.

Electric production fuel expense decreased $1.5 million, or 5.6%, as a result of decreased steam fuel expense of $2.5 million and decreased combustion turbine generation expense of $0.8 million. Partially offsetting these decreases was an increase in nuclear fuel expense of $1.7 million. The higher fuel expense and generation expense in 1997 were necessitated by the loss of production at WPSC's Kewaunee Nuclear Power Plant ("Kewaunee") which was out of service for the first quarter of 1997 as the result of an extended outage to repair steam generators. WPSC is the operator and 41.2% owner of Kewaunee.

Purchased power expense decreased $6.0 million, or 42.3%, due to decreased purchase requirements in the first quarter of 1998. Purchase requirements in the first quarter of 1997 were high due to lack of production at Kewaunee as a result of an extended outage.

GAS UTILITY OPERATIONS

Gas margins decreased $0.6 million in the first quarter of 1998, or 2.6%, due primarily to a 16.5% reduction in heating degree days.

                                        First Quarter
                                  ------------------------
Gas Margins (000's)                 1998            1997
-------------------                 ----            ----

Revenues                          $65,484          $84,580
Purchase costs                     43,010           61,513
                                   ------           ------

Margin                            $22,474          $23,067
                                   ======           ======

Volume in therms (000)            223,804          251,172

Gas operating revenues decreased $19.1 million, or 22.6%. This decrease was due primarily to unusually mild winter weather in the first quarter of 1998. This decrease would have been greater but for the fact that gas operating revenues in the first quarter of 1997 reflected a one-time reduction of $0.9 million (approximately $.02 per share after income tax effects) as a result of a PSCW directive to change the accounting treatment for previous customer line extensions.

Gas purchase costs decreased $18.5 million, or 30.1%. This decrease was due to reduced customer demand and lower cost of gas as a result of the mild winter weather during the first quarter of 1998. Under current regulatory practice, the PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause ("PGAC").

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at WPSC decreased $1.5 million, or 4.4%. Cost saving initiatives and decreased write-offs of customer accounts resulted in lower customer service expense of $1.0 million. Administrative expenses decreased $0.3 million due to cost saving measures and reduced postretirement medical expense.

Maintenance expense increased $0.5 million, or 5.0%, as a result of increased expenses of $0.6 million at WPSC's coal-fired plants. Decreased maintenance expenses at Kewaunee partially offset this increase. Kewaunee was off-line for extended maintenance in the first quarter of 1997.

Depreciation and decommissioning expense increased $2.1 million, or 12.1%, due largely to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs. Accelerated recovery of investment and funding began February 21, 1997, concurrent with the implementation of the PSCW rate order.

Other income increased $0.4 million, or 29.5%, due primarily to the amortization of interest income resulting from an income tax audit settlement.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations primarily consist of the gas and electric sales of ESI, an energy marketing subsidiary. Nonregulated operations also include PDI which participates in the development of electric generation projects, invests in generating projects, and provides services to the electric power generation industry. Nonregulated operations experienced a loss of $0.3 million in 1998 compared with a loss of $1.7 million in 1997.

NONREGULATED MARGINS

Gas margins at ESI increased $1.7 million from $0.1 million in 1997 to $1.8 million in 1998. Electric margins at ESI decreased $0.1 million in 1998.

Nonregulated energy and other operating revenues increased $43.1 million, or 77.6%. The increase in nonregulated energy revenues consisted largely of increased gas sales at ESI of $40.3 million, or 75.3%, as a result of customer growth and increased electric sales at ESI of $3.4 million, or 323.7%, also as a result of customer growth. Revenues at PDI decreased $0.5 million due to lower project revenues.

Nonregulated energy cost of sales increased $42.1 million, or 77.5%, due primarily to increased gas purchases and purchased power of $38.6 million and $3.5 million, respectively, at ESI as a result of customer growth.

OTHER NONREGULATED EXPENSES/INCOME

Other nonregulated operating expenses decreased $1.0 million, or 24.1%. Other operating expenses at ESI decreased $0.4 million, or 16.9%, due to fewer write-offs of customer accounts. Other operating expenses at PDI decreased $0.8 million, or 53.5%, due to lower project expenses. These decreases were partially offset by an increase in operating expenses of $0.2 million at WPSR due primarily to expenses associated with the UPEN merger.

Other income at WPSR included a dividend on a venture capital investment of $2.0 million in 1998 and $0.2 million in 1997. Other income (losses) at the nonregulated subsidiaries included trading losses at ESI of $1.6 million in 1998 and $0.2 million in 1997.

                              FINANCIAL CONDITION

Internally generated funds exceeded WPSR's cash requirements resulting in an $8.6 million reduction in short-term borrowings during the first quarter of 1998. Pretax interest coverage was 4.45 times for the 12 months ended
March 31, 1998 for WPSC. WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

WPSC makes large investments in capital assets. Construction expenditures for WPSC are expected to continue in the $75.0 million to $90 million range annually during the 1998 through 2000 period. This does not include expenditures for the replacement of Kewaunee steam generators. Steam generator replacement, WPSC's share of which would be approximately
$36.7 million in year of occurrence dollars, is contingent upon agreement among the owners on a replacement plan. Potential expenditures for gas pipeline laterals which would connect WPSC's distribution system with the proposed Viking Voyageur pipeline from Canada are also not included due to uncertainties relating to this proposal.

In addition, other capital requirements for WPSC during the three-year period include Kewaunee decommissioning trust fund contributions of approximately $30.0 million and maturing first-mortgage bonds of $50.0 million.

WPSR expects that internally-generated funds and short-term borrowing will satisfy substantial portions of its capital requirements. In 1998, WPSR may enter into financing arrangements involving the issuance, on its behalf, of trust preferred stock or may issue long-term debt to reduce short-term debt and to maintain desired capitalization ratios. WPSC may issue debt securities in 1998. The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. WPSR may expand its leveraged employee stock ownership plan during the three-year period.

WPSC received approval from the PSCW on March 19, 1998, to recover approximately $3.8 million of deferred expenses related to the 1997 repairs to the Kewaunee steam generator tubes. The deferred expenses are being recovered through a two-month customer surcharge effective in April and May of 1998.

Cleanup of WPSC's Stevens Point manufactured gas plant site began on March 27, 1998. The project is expected to be completed by the end of May. A liability for gas plant cleanup of eight sites has been established and the costs related to cleanup are being recovered in part through insurance settlements with the balance recovered through customer rates.

WPSC filed a rate case with the PSCW on April 1, 1998. WPSC is seeking an 8.6% increase in electric revenues in 1999 and an additional 5.0% increase in 2000. WPSC has also requested an increase of 5.7% in gas revenues for 1999 and an additional 0.8% in 2000. A final order is expected from the PSCW in December 1998 with implementation of new rates on January 1, 1999.

On April 7, 1998, the PSCW approved replacement of the Kewaunee steam generators at a total cost of approximately $90.7 million. WPSC's share of the cost is approximately $37.4 million. However, issues related to the continued operation and future ownership of Kewaunee must be resolved before the steam generator replacement plan proceeds.

WPSC has reached a tentative contract agreement with the International Union of Operating Engineers - Local 310. A final vote on the contract is expected in late April 1998.

The Wisconsin legislature passed an electric reliability bill on March 26, 1998 which will be effective on September 1, 1998. Among other provisions, the bill requires utilities to transfer control of the operation of their transmission systems to an Independent System Operator by June 30, 2000 and requires eastern Wisconsin utilities to construct a total of 50 megawatts of renewable energy resources by 2000.

WPSR and its subsidiary companies are committed to eliminating or minimizing adverse effects of the Year 2000 computer compliance issue on their business operations including the products and services provided to customers and to maintaining its reputation as an efficient and reliable supplier of energy. WPSR, however, is unable to guarantee that there will be no adverse affects as a result of the Year 2000 computer compliance issue because many aspects of compliance are beyond WPSR's direct control.

WPSR has undertaken a program to assess Year 2000 compliance and to bring computer systems into compliance by the year 2000. Corrective measures have been underway since 1996. The major developed systems on the in-house mainframe are currently being modified to comply with year 2000 standards, with completion expected in the third quarter of 1998. Energy production and delivery systems, other embedded systems, and third party systems of suppliers are being evaluated to identify and resolve potential problems. The most recent estimated internal labor and third party cost of year 2000 compliance is approximately $13.4 million.

                        Part II.  OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

KEWAUNEE NUCLEAR POWER PLANT

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million with WPSC's share of the cost being approximately $37.4 million. The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days.

However, issues related to the continued operation and future ownership of Kewaunee must be resolved before the steam generator replacement plan proceeds. The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC favors replacement at the earliest possible date because of reliability and cost concerns related to steam generator repairs. The co-owners are continuing to discuss resolution of the issues.

Kewaunee has been in operation since 1974 and is jointly owned by WPSC, Wisconsin Power and Light Company, and Madison Gas and Electric Company. Kewaunee is operated by WPSC.

Background information regarding Kewaunee steam generator repair problems is set forth in the registrants' Annual Report on Form 10-K for the year ended December 31, 1997.

ELECTRIC RELIABILITY IN WISCONSIN

The summer of 1997 provided a serious challenge to the reliability of the electric system in the region. Over 5,000 megawatts of generating capacity were unavailable for most of the summer as various utility companies experienced forced outages for a variety of reasons. As a result of these reliability concerns, the Wisconsin legislature has enacted Assembly Bill 940 with the goal of assuring reliable electric energy for the state. With an effective date of September 1, 1998, the new law:

     1. Replaces the current biannual Advance Plan Process with a less burdensome biannual Strategic Energy Assessment
          Process.

     2.   Reduces the Certificate of Public Convenience and Necessity
          (CPCN) requirements for proposed generation and transmission construction projects and applies them to fewer facilities.

     3. Expedites the approval of construction for those facilities that are required to be built to address the existing power shortages.

     4. Defines merchant power plants and addresses the process to be used by the PSCW to approve those facilities.

     5.   Requires the eastern Wisconsin utilities to build
          50 megawatts of renewable energy resources by the year 2000.

     6. Directs the PSCW to study transmission constraints both in Wisconsin and adjoining states, and orders the utilities to build transmission lines to relieve the constraints.

     7. Requires transmission owning utilities to transfer control of the operation of their transmission systems to an Independent System Operator ("ISO") by June 30, 2000 or divest those facilities.

     8. Establishes the right of an ISO to order construction of transmission facilities by the states' utilities.

     9. Requires the PSCW to establish service standards for electric generating facilities, transmission facilities, and distribution facilities.

    10. Directs the PSCW to establish rules on out-of-state electricity sales.

    11. Modifies the holding company system nonutility asset cap which is stated as a percentage of the system's public utility assets to include the assets of public utilities organized under the laws of states contiguous to Wisconsin in the total of the system's public utility assets.

WPSC supported the process used in development of the legislation and views the legislation as being favorable because it addresses vital reliability and supply issues and at the same time decreases the regulatory burden. WPSC participated in a utility report to the state that provided analyses and recommendations on how to assure the future reliability of the electrical supply and made recommendations on how to improve the effectiveness of the state's utility regulatory process. WPSC also worked closely with Governor Thompson, the PSCW, legislators, and industry participants with the objective of ensuring that Wisconsin has an adequate supply of reliable power, an enhanced transmission system, and appropriate regulatory changes.

The law exempts the E. J. Stoneman Power Plant ("Stoneman"), a 53-megawatt merchant steam plant located in Cassville, Wisconsin, from the PSCW approval process because of Stoneman's status as a merchant plant prior to enactment of the law. PDI, a subsidiary of WPSR, owns a two-thirds interest in Stoneman.

CUSTOMER RATE MATTERS

On April 1, 1998, WPSC filed an application with the PSCW to raise its retail electric and natural gas rates for its Wisconsin customers. For 1999, WPSC projects revenue requirements to increase over 1997 levels by $36.2 million for retail electric customers, an increase of 8.6%, and by $11.2 million for natural gas customers, an increase of 5.7%. In 2000, WPSC projects revenue requirements to increase over the 1999 levels by $24.3 million for retail electric customers, an increase of 5%, and by $1.5 million for natural gas customers, an increase of 0.8%. The requested electric increase is WPSC's first since 1993 and follows several years of electric rate decreases. If the request is approved, WPSC's 1999 electric rates would still be lower than its 1992 rates and generally lower than those of other large utilities in Wisconsin and the region. The PSCW is expected to rule on the step rate change request in December 1998. If approved, the new rates would become effective on January 1, 1999.

Expenditures to increase electric system reliability as mandated by Assembly Bill 940, increased costs to fuel power plants, and higher-than-expected costs to purchase power are major reasons for the electric rate request. The rate increase for natural gas is needed because of increased operating expenses and expansion of WPSC's natural gas system.

On March 19, 1998, the PSCW approved a two-month customer surcharge, effective in April and May, to pay for repairs made in 1997 to the Kewaunee steam generators. The repairs were necessary to return the plant to service. Kewaunee had been taken out of service in September of 1996 for refueling, routine maintenance, and repair of two steam generators, and it was returned to service on June 12, 1997. WPSC's share of the repair costs amounted to $3.8 million of the total $9.0 million cost. These repair costs have been deferred as a regulatory asset.

UNION NEGOTIATIONS

On March 26, 1998, WPSC reached tentative agreement with the International Union of Operating Engineers - Local 310 ("Union") on a three-year contract. The previous agreement expired on October 28, 1997. A final vote on the contract is expected in late April. Approximately, 1,200 of WPSC's 2,400 employees are members of the Union. There has never been a strike against WPSC by its employees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS

                 The following documents are filed herewith:

                 Exhibit 11     Statement Regarding Computation of Per
                                Share Earnings
                                    WPS Resources Corporation

                 Exhibit 27     Financial Data Schedule
                                    WPS Resources Corporation
                                    Wisconsin Public Service Corporation

            (b)  REPORT ON FORM 8-K

                 A current report on Form 8-K was filed by WPS Resources Corporation on February 25, 1998. The report included under
                 Item 5 the unaudited pro forma combined balance sheets and statements of income of WPS Resources Corporation and Upper Peninsula Energy Corporation for the year ended
                 December 31, 1997 as filed as an exhibit to Form U-1 dated February 25, 1998

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WPS Resources Corporation



Date:  April 24, 1998                                  /s/ Diane Ford
                                            _________________________________
                                                       Diane L. Ford
                                                   Controller and Chief
                                                    Accounting Officer

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



                                          Wisconsin Public Service Corporation


Date:  April 24, 1998                                /s/ Diane Ford
                                          ____________________________________
                                                      Diane L. Ford
                                                      Controller

                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)

                      WPS RESOURCES CORPORATION AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1998



Exhibit No.                     Description
___________                     ___________

    11            Statement Regarding Computation of Per Share Earnings
                       WPS Resources Corporation

    27            Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation