Form 10-Q
period 1998-06-30
WPS RESOURCES CORP
filed 1998-08-12
CIK 916863

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

          For the quarterly period ended June 30, 1998

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         August 12, 1998

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         August 12, 1998
______________________________________________________________________________
______________________________________________________________________________

                        WPS RESOURCES CORPORATION
                                   AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                 CONTENTS
                                                                Page

          FORWARD-LOOKING STATEMENTS                             4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                            5
               Consolidated Balance Sheets                       6
               Consolidated Statements of Capitalization         7
               Consolidated Statements of Cash Flows             8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income                 9
               Consolidated Balance Sheets                      10
               Consolidated Statements of Capitalization        11
               Consolidated Statements of Cash Flows            12
               Consolidated Statements of Retained Earnings     13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation             14 - 16

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation             17 - 26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     27

Item 4.   Submission of Matters to a Vote of Security Holders   27

Item 5.   Other Information                                     27 - 31

Item 6.   Exhibits and Reports on Form 8-K                      32

Signatures                                                      33 - 34

EXHIBIT INDEX                                                   35

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                         FORWARD-LOOKING STATEMENTS

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


                                              Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                  WPS RESOURCES CORPORATION


======================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS              Three Months Ended           Six Months Ended
(Thousands, except per share amounts)                                      June 30                     June 30
                                                                     1998          1997          1998          1997
======================================================================================================================

Operating revenues
Electric utility                                                   $125,058      $118,263      $237,864      $241,227
Gas utility                                                          24,388        39,326        89,872       123,906
Nonregulated energy and other                                        70,174        33,771       168,693        89,240
----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            219,620       191,360       496,429       454,373
======================================================================================================================

Operating expenses
Electric production fuels                                            26,771        24,506        52,389        51,651
Purchased power                                                      11,991        14,901        20,156        29,057
Gas purchased for resale                                             12,989        25,980        55,999        87,493
Nonregulated energy cost of sales                                    68,207        32,251       164,695        86,611
Other operating expenses                                             37,949        38,057        73,677        76,292
Maintenance                                                          15,596        13,409        25,534        22,877
Depreciation and decommissioning                                     19,818        19,716        39,933        37,643
Taxes other than income                                               6,769         6,920        13,581        13,859
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            200,090       175,740       445,964       405,483
======================================================================================================================
Operating income                                                     19,530        15,620        50,465        48,890
----------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      39            33            68            68
Other, net                                                            1,599         5,564         3,903         6,712
----------------------------------------------------------------------------------------------------------------------
Total other income                                                    1,638         5,597         3,971         6,780
======================================================================================================================
Income before interest expense                                       21,168        21,217        54,436        55,670
----------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,359         5,655        10,757        11,179
Other interest                                                          774           562         1,503         1,590
Allowance for borrowed funds used during construction                   (27)          (30)          (38)          (64)
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,106         6,187        12,222        12,705
======================================================================================================================

Income before income taxes                                           15,062        15,030        42,214        42,965
Income taxes                                                          4,408         4,866        13,893        14,069
Minority interest                                                        (3)         (185)         (215)         (466)
Preferred stock dividends of subsidiary                                 778           778         1,556         1,556
----------------------------------------------------------------------------------------------------------------------
Net income                                                            9,879         9,571        26,980        27,806
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                -             -             -             -
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                  9,879         9,571        26,980        27,806
======================================================================================================================

Retained earnings at beginning of period                            325,165       318,678       319,654       311,794
Cash dividends on common stock                                       11,590        11,351        23,180        22,702
----------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $323,454      $316,898      $323,454      $316,898
======================================================================================================================

Average shares of common stock                                       23,858        23,875        23,860        23,878
Basic and diluted earnings per average share of common stock          $0.41         $0.40         $1.13         $1.16
Dividend per share of common stock                                   $0.485        $0.475        $0.970        $0.950
======================================================================================================================


The accompanying notes are an integral part of these statements.


                                      WPS RESOURCES CORPORATION

======================================================================================================
CONSOLIDATED BALANCE SHEETS                                             June 30           December 31
(Thousands)                                                               1998                1997
======================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------

Utility plant
Electric                                                              $1,520,020           $1,506,470
Gas                                                                      255,426              251,603
------------------------------------------------------------------------------------------------------
Total                                                                  1,775,446            1,758,073
Less - Accumulated depreciation and decommissioning                    1,077,989            1,032,149
------------------------------------------------------------------------------------------------------
Total                                                                    697,457              725,924
Nuclear decommissioning trusts                                           153,151              134,108
Construction in progress                                                  14,430                7,266
Nuclear fuel, less accumulated amortization                               16,334               19,062
------------------------------------------------------------------------------------------------------
Net utility plant                                                        881,372              886,360
======================================================================================================

Current assets
Cash and equivalents                                                      56,929                6,424
Customer and other receivables, net of reserves                           84,969               87,709
Accrued utility revenues                                                  18,821               30,750
Fossil fuel, at average cost                                              12,978               10,336
Gas in storage, at average cost                                           12,690               22,080
Materials and supplies, at average cost                                   19,573               18,793
Prepayments and other                                                     23,595               20,499
------------------------------------------------------------------------------------------------------
Total current assets                                                     229,555              196,591
======================================================================================================

Regulatory assets                                                         72,387               78,544
Net nonutility and nonregulated plant                                     28,581               19,194
Investments and other assets                                             127,554              118,913
======================================================================================================
Total                                                                 $1,339,449           $1,299,602
======================================================================================================


CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $  483,487           $  477,823
Preferred stock of subsidiary
  with no mandatory redemption                                            51,200               51,200
Long-term debt                                                           251,989              304,008
------------------------------------------------------------------------------------------------------
Total capitalization                                                     786,676              833,031
======================================================================================================

Current liabilities
Notes payable and current maturities of long-term debt                    60,511               10,000
Commercial paper                                                          55,668               20,706
Accounts payable                                                          74,924               85,651
Accrued taxes                                                              1,347                3,514
Accrued interest                                                           7,801                7,801
Other                                                                     18,726                9,536
------------------------------------------------------------------------------------------------------
Total current liabilities                                                218,977              137,208
======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        123,899              125,804
Accumulated deferred investment credits                                   26,030               26,901
Regulatory liabilities                                                    53,454               50,279
Environmental remediation liabilities                                     39,359               40,215
Other long-term liabilities                                               91,054               86,164
------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         333,796              329,363
======================================================================================================
Minority interest
======================================================================================================
Total                                                                 $1,339,449           $1,299,602
======================================================================================================


The accompanying notes are an integral part of these statements.


                                       WPS RESOURCES CORPORATION

======================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                   June 30        December 31
(Thousands, except share amounts)                                            1998              1997
======================================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                        $ 23,897          $ 23,897
Premium on capital stock                                                    145,021           145,021
Retained earnings                                                           323,454           319,654
Shares in deferred compensation trust, 40,970 and 33,430 shares at average cost of $29.67 and $28.44 per share at
  June 30, 1998 and December 31, 1997, respectively                          (1,216)             (951)
ESOP loan guarantees                                                         (7,669)           (9,798)
------------------------------------------------------------------------------------------------------
Total common stock equity                                                   483,487           477,823
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
======================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                                 -            50,000
        7.30%                2002                                            50,000            50,000
        6.80%                2003                                            50,000            50,000
        6-1/8%               2005                                             9,075             9,075
        6.90%                2013                                            22,000            22,000
        8.80%                2021                                            53,100            53,100
        7-1/8%               2023                                            50,000            50,000
------------------------------------------------------------------------------------------------------
Total                                                                       234,175           284,175
Unamortized discount and premium on bonds, net                                 (846)             (890)
------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  233,329           283,285
------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                          7,669             9,798
Notes payable to bank, secured by nonregulated plant                         10,802            10,710
Other long-term debt                                                            189               215
------------------------------------------------------------------------------------------------------
Total long-term debt                                                        251,989           304,008
======================================================================================================
Total capitalization                                                       $786,676          $833,031
======================================================================================================

The accompanying notes are an integral part of these statements.


                                   WPS RESOURCES CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Six Months Ended
(Thousands)                                                                  June 30
                                                                      1998            1997
============================================================================================

Cash flows from operating activities
Net income                                                         $ 26,980        $ 27,806

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     39,933          37,643
Amortization of nuclear fuel and other                                8,482           4,432
Deferred income taxes                                                (3,787)         (3,038)
Investment tax credit restored                                         (871)           (884)
Allowance for equity funds used during construction                     (68)            (68)
Pension income                                                       (4,597)         (6,182)
Postretirement funding                                                1,997           2,494
Deferred demand-side management expenditures                              -              (5)
Other, net                                                           (2,175)          5,927

Changes in
Customer and other receivables                                        2,740          26,115
Accrued utility revenues                                             11,929          16,986
Fossil fuel inventory                                                (2,642)         (3,452)
Gas in storage                                                        9,390           8,296
Accounts payable                                                    (10,727)        (26,918)
Miscellaneous current and accrued liabilities                         8,231           6,226
Accrued taxes                                                        (2,167)           (537)
Gas refunds                                                             959              17
--------------------------------------------------------------------------------------------
Net cash from operating activities                                   83,607          94,858
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (29,393)        (29,480)
Purchase of other property and equipment                            (10,216)           (301)
Decommissioning funding                                              (7,883)         (7,439)
Purchase of investments and acquisitions                                  -             617
Other                                                                 1,785            (497)
--------------------------------------------------------------------------------------------
Net cash used for investing activities                              (45,707)        (37,100)
============================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                            52,711          48,160
Redemptions of notes payable                                        (52,200)        (61,860)
Issuance of other long-term debt                                        651           1,173
Redemptions of other long-term debt                                     (74)              -
Issuance of commercial paper                                        733,488         380,851
Redemptions of commercial paper                                    (698,526)       (404,601)
Cash dividends on common stock                                      (23,180)        (22,702)
Purchase of deferred compensation stock                                (265)           (288)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                        12,605         (59,267)
============================================================================================
Net increase (decrease) in cash and equivalents                      50,505          (1,509)
Cash and equivalents at beginning of period                           6,424           5,978
============================================================================================
Cash and equivalents at end of period                              $ 56,929        $  4,469
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                  $ 11,225        $ 11,385
Income taxes                                                         15,046          19,820
Preferred stock dividends of subsidiary                               1,556           1,556
============================================================================================


The accompanying notes are an integral part of these statements.


                                              WISCONSIN PUBLIC SERVICE CORPORATION


=======================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME                                 Three Months Ended             Six Months Ended
(Thousands)                                                            June 30                        June 30
                                                                 1998            1997           1998            1997
=======================================================================================================================
Operating revenues
Electric                                                       $125,058        $118,263       $237,864        $241,227
Gas                                                              24,388          39,326         89,872         123,906
-----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                        149,446         157,589        327,736         365,133
=======================================================================================================================

Operating expenses
Electric production fuels                                        26,771          24,506         52,389          51,651
Purchased power                                                  11,991          14,901         20,156          29,057
Gas purchased for resale                                         12,940          25,896         55,334          87,409
Other operating expenses                                         34,708          34,300         67,223          68,303
Maintenance                                                      15,596          13,409         25,534          22,877
Depreciation and decommissioning                                 19,316          19,287         38,958          36,815
Federal income taxes                                              4,425           3,534         12,721          12,204
Investment tax credit restored                                     (435)           (442)          (871)           (884)
State income taxes                                                1,560           1,143          3,817           3,913
Gross receipts tax and other                                      6,737           6,894         13,523          13,825
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                        133,609         143,428        288,784         325,170
=======================================================================================================================
Operating income                                                 15,837          14,161         38,952          39,963
-----------------------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                  39              33             68              68
Other, net                                                        2,426           5,378          4,246           6,784
Income taxes                                                       (153)         (1,483)          (434)         (1,515)
-----------------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                               2,312           3,928          3,880           5,337
=======================================================================================================================
Income before interest expense                                   18,149          18,089         42,832          45,300
-----------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                        5,430           5,634         10,910          11,268
Other interest                                                      545             493          1,090           1,347
Allowance for borrowed funds used during construction               (27)            (30)           (38)            (64)
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                                            5,948           6,097         11,962          12,551
=======================================================================================================================
Net income                                                       12,201          11,992         30,870          32,749
Preferred stock dividend requirements                               778             778          1,556           1,556
-----------------------------------------------------------------------------------------------------------------------
Earnings on common stock                                         11,423          11,214         29,314          31,193
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                            -               -              -               -
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                           $ 11,423        $ 11,214       $ 29,314        $ 31,193
=======================================================================================================================

The accompanying notes are an integral part of these statements.

                                WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================================
CONSOLIDATED BALANCE SHEETS                                           June 30         December 31
(Thousands)                                                            1998               1997
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,520,020         $1,506,470
Gas                                                                    255,426            251,603
--------------------------------------------------------------------------------------------------
Total                                                                1,775,446          1,758,073
Less - Accumulated depreciation and decommissioning                  1,077,989          1,032,149
--------------------------------------------------------------------------------------------------
Total                                                                  697,457            725,924
Nuclear decommissioning trusts                                         153,151            134,108
Construction in progress                                                14,430              7,266
Nuclear fuel, less accumulated amortization                             16,334             19,062
--------------------------------------------------------------------------------------------------
Net utility plant                                                      881,372            886,360
==================================================================================================

Current assets
Cash and equivalents                                                    55,312              3,921
Customer and other receivables, net of reserves                         53,368             55,893
Accrued utility revenues                                                18,821             30,750
Fossil fuel, at average cost                                            12,827              9,964
Gas in storage, at average cost                                         10,650             17,194
Materials and supplies, at average cost                                 19,573             18,793
Prepayments and other                                                   23,176             20,155
--------------------------------------------------------------------------------------------------
Total current assets                                                   193,727            156,670
==================================================================================================

Regulatory assets                                                       72,387             78,544
Net nonutility plant                                                     2,946              2,972
Investments and other assets                                           118,232            109,408
==================================================================================================
Total                                                               $1,268,664         $1,233,954
==================================================================================================


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                 $  499,384         $  457,121
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,194             14,321
Long-term debt                                                         241,187            293,298
--------------------------------------------------------------------------------------------------
Total capitalization                                                   805,965            815,940
==================================================================================================

Current liabilities
Note payable and current maturities of long-term debt                   60,000             10,000
Commercial paper                                                             -             15,500
Accounts payable                                                        47,068             46,453
Accrued taxes                                                            1,347              3,514
Accrued interest                                                         7,801              7,801
Other                                                                   16,715             10,049
--------------------------------------------------------------------------------------------------
Total current liabilities                                              132,931             93,317
==================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      126,603            127,512
Accumulated deferred investment tax credits                             26,030             26,901
Regulatory liabilities                                                  53,454             50,279
Environmental remediation liabilities                                   39,359             40,215
Other long-term liabilities                                             84,322             79,790
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       329,768            324,697
==================================================================================================
Total                                                               $1,268,664         $1,233,954
==================================================================================================


The accompanying notes are an integral part of these statements.


                                     WISCONSIN PUBLIC SERVICE CORPORATION

========================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                  June 30           December 31
(Thousands, except share amounts)                                            1998                1997
========================================================================================================

Common stock equity
Common stock                                                              $ 95,588             $ 95,588
Premium on capital stock                                                   107,842               73,842
Retained earnings                                                          303,623              297,489
ESOP loan guarantees                                                        (7,669)              (9,798)
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                  499,384              457,121
========================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                          13,200               13,200
         5.04%              30,000                                           3,000                3,000
         5.08%              50,000                                           5,000                5,000
         6.76%             150,000                                          15,000               15,000
         6.88%             150,000                                          15,000               15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                       51,200               51,200
========================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                            5,863                5,914
        7.35%                2016                                            8,331                8,407
--------------------------------------------------------------------------------------------------------
Total long-term debt to parent                                              14,194               14,321
========================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                                -               50,000
        7.30%                2002                                           50,000               50,000
        6.80%                2003                                           50,000               50,000
        6-1/8%               2005                                            9,075                9,075
        6.90%                2013                                           22,000               22,000
        8.80%                2021                                           53,100               53,100
        7-1/8%               2023                                           50,000               50,000
--------------------------------------------------------------------------------------------------------
Total                                                                      234,175              284,175
Unamortized discount and premium on bonds, net                                (846)                (890)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 233,329              283,285
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                         7,669                9,798
Other long-term debt                                                           189                  215
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                       241,187              293,298
========================================================================================================
Total capitalization                                                      $805,965             $815,940
========================================================================================================


The accompanying notes are an integral part of these statements.


                            WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Six Months Ended
(Thousands)                                                                 June 30
                                                                     1998            1997
============================================================================================

Cash flows from operating activities
Net income                                                         $ 30,870        $ 32,749

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     38,958          36,815
Amortization of nuclear fuel and other                                8,478           4,432
Deferred income taxes                                                (2,791)         (2,766)
Investment tax credit restored                                         (871)           (884)
Allowance for equity funds used during construction                     (68)            (68)
Pension income                                                       (4,597)         (6,182)
Postretirement funding                                                1,997           2,494
Deferred demand-side management expenditures                              -              (5)
Other, net                                                              898           5,721
Changes in
Customer and other receivables                                        2,525           2,713
Accrued utility revenues                                             11,929          16,926
Fossil fuel inventory                                                (2,863)         (3,178)
Gas in storage                                                        6,544           5,983
Accounts payable                                                        615          (9,423)
Miscellaneous current and accrued liabilities                         2,755           6,297
Accrued taxes                                                        (2,167)           (537)
Gas refunds                                                             959              17
--------------------------------------------------------------------------------------------
Net cash from operating activities                                   93,171          91,104
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (29,393)        (29,480)
Decommissioning funding                                              (7,883)         (7,439)
Purchase of other property and equipment                                  -             (94)
Other                                                                 1,732             770
--------------------------------------------------------------------------------------------
Net cash used for investing activities                              (35,544)        (36,243)
============================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper                           47,000         116,600
Redemptions of commercial paper                                     (62,500)       (138,000)
Equity infusion from parent                                          34,000               -
Preferred stock dividends                                            (1,556)         (1,556)
Common stock dividends                                              (23,180)        (32,703)
--------------------------------------------------------------------------------------------
Net cash used for financing activities                               (6,236)        (55,659)
============================================================================================
Net increase (decrease) in cash and equivalents                      51,391            (798)
Cash and equivalents at beginning of period                           3,921           4,165
============================================================================================
Cash and equivalents at end of period                              $ 55,312        $  3,367
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                  $ 10,684        $ 11,135
Income taxes                                                         15,937          23,561
============================================================================================


The accompanying notes are an integral part of these statements.


                                  WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                            Six Months Ended
(Thousands)                                                                 June 30
                                                                     1998            1997
============================================================================================

Balance at beginning of period                                     $297,489        $291,740
Add Net income                                                       30,870          32,749
--------------------------------------------------------------------------------------------
                                                                    328,359         324,489
--------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                            1,556           1,556
Dividends declared on common stock                                   23,180          32,703
--------------------------------------------------------------------------------------------
                                                                     24,736          34,259
--------------------------------------------------------------------------------------------

Balance at end of period                                           $303,623        $290,230
============================================================================================


The accompanying notes are an integral part of these statements.

                WPS RESOURCES CORPORATION AND SUBSIDIARIES
                   WISCONSIN PUBLIC SERVICE CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1998


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

NOTE 2.  SEGMENT DISCLOSURES
____________________________

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and is effective for periods beginning after December 15, 1997. WPSR will be adopting the requirements of this statement at year-end 1998, has not yet determined the segments which will be disclosed, and has not yet determined the impact of adopting this statement.

NOTE 3.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
______________________________________________________

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. This statement is effective for fiscal periods beginning after June 15, 1999. WPSR will be adopting the requirements of this statement on January 1, 2000, and has not yet determined the method of adoption or its impact. However, the requirements of this statement could increase volatility in earnings and other comprehensive income.

NOTE 4.  INTERNALLY-DEVELOPED SOFTWARE
______________________________________

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain costs related to software developed or obtained for internal use. The statement is effective for periods beginning after December 15, 1998. WPSR will be adopting the requirements of this statement in 1999. While the total impact of WPSR's adoption of this statement has not been determined, WPSC's adoption of this statement is expected to result in a reduction in operating expenses which will be considered in the ratemaking process.

NOTE 5.  COSTS OF START-UP ACTIVITIES
_____________________________________

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. WPSR will be adopting the requirements of this statement in 1999 and does not anticipate any material impact to its financial statements.

NOTE 6.  AGREEMENT TO MERGE WITH UPPER PENINSULA ENERGY CORPORATION
___________________________________________________________________

On July 10, 1997, WPSR announced an agreement to merge with Upper Peninsula Energy Corporation ("UPEN"). The S-4 Registration Statement was declared effective by the SEC on December 5, 1997. The shareholders of UPEN approved the merger on January 29, 1998. The merger was approved by the Federal Energy Regulatory Commission ("FERC") on May 27, 1998. On July 9, 1998, the Federal Trade Commission granted early termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
The merger remains subject to (1) approval by the SEC under the Public Utility Holding Company Act of 1935; (2) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction;
(3) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (4) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. UPEN will merge with and into WPSR, and Upper Peninsula Power Company ("UPPCO"), UPEN's utility subsidiary, will become a wholly-owned subsidiary of WPSR.

The summary below contains selected unaudited pro forma financial data for the three months and six months ended June 30, 1998. The financial data should be read in conjunction with the historical WPSR and UPEN consolidated financial statements and related notes. The pro forma combined earnings per share reflect the issuance of shares associated with the merger agreement and the related dilutive effect. The pro forma combined data accounts for the merger as a pooling of interests.

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

===============================================================================================
                                                                                    Pro Forma
                                                       WPSR            UPEN          Combined
(In thousands, except per share data)             (as reported)    (as reported)    (unaudited)
-----------------------------------------------------------------------------------------------

Three months ended June 30, 1998
Operating revenues                                 $  219,620         $ 13,889      $  233,509
Net income                                         $    9,879         $    586      $   10,465
Basic and diluted earnings per share                    $0.41            $0.20           $0.39

Six months ended June 30, 1998
Operating revenues                                 $  496,429         $ 29,462      $  525,891
Net income                                         $   26,980         $  1,437      $   28,417
Basic and diluted earnings per share                    $1.13            $0.49           $1.07

At June 30, 1998
Assets                                             $1,339,449         $134,662      $1,473,871
Long-term obligations                              $  251,989         $ 42,806      $  294,795
===============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPSR is a holding company. Approximately 95% of WPSR's assets at June 30, 1998 and approximately 66% of its revenues and all of its net income for the first six months of 1998 were derived from WPSC, an electric and gas utility. WPSR's wholly-owned subsidiaries include a regulated utility, WPSC, and two nonregulated subsidiaries, WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. ("PDI").

           SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

WPS RESOURCES CORPORATION OVERVIEW

WPSR total operating revenues increased from $191.4 million in the second quarter of 1997 to $219.6 million in the second quarter of 1998, or 14.7%.
Net income increased 3.1%, from $9.6 million in 1997 to $9.9 million in 1998. Basic and diluted earnings per share increased 2.5%, from $.40 in 1997 to $.41 in 1998. The primary reasons for the increase in earnings were increased electric utility margins as a result of increased prices during a period of abnormally warm weather in the latter part of the second quarter of 1998 and an increase in the nonregulated gas and electric margins. Partially offsetting this increase in earnings were a decrease in other income due to gains on sales of nonutility property which had occurred in the second quarter of 1997, an increase in nuclear plant maintenance expenses, and a decrease in utility gas margins.

Earnings on common stock of WPSC were $11.4 million in the second quarter of 1998 and $11.2 million in the same period of 1997. Nonregulated losses were $1.5 million in 1998 and $1.6 million in 1997.

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

Revenues at WPSC were $149.4 million in 1998 compared with $157.6 million in 1997, a decrease of 5.2%. Earnings on common stock increased 1.8% from $11.2 million in 1997 to $11.4 million in 1998. The primary reason for the increase in earnings on common stock at WPSC was an increase in electric margins as described above. Partially offsetting this increase in electric margins was a decrease in other income, an increase in nuclear plant maintenance expenses, and a decrease in gas margins.

ELECTRIC UTILITY OPERATIONS

Electric margins increased $7.4 million, or 9.4%, as the result of increased revenues from wholesale customers during a period of abnormally warm weather in the second quarter of 1998.

                                         Second Quarter
                                 ------------------------------
Electric Margins (000's)              1998             1997
------------------------              ----             ----

Revenues                            $125,058         $118,263
Fuel and purchased power              38,762           39,407
                                     -------          -------

Margin                              $ 86,296         $ 78,856
                                     =======          =======

Sales in kilowatt-hours (000)      2,796,853        2,719,481


Electric revenues increased $6.8 million, or 5.7%, due largely to increased revenues of $5.3 million from wholesale customers and $2.3 million from commercial and industrial customers as a result of increased prices to wholesale and interruptible buy-through customers during the second quarter of 1998 when cooling degree days increased 137.1%, from 70 cooling degree days in 1997 to 166 cooling degree days in 1998. Included in 1998 second quarter electric revenues are $3.8 million of surcharge revenues related to recovery of the deferred costs of the 1997 steam generator repairs at WPSC's
Kewaunee Nuclear Power Plant ("Kewaunee"). WPSC is the operator and 41.2% owner of Kewaunee. Partially offsetting the increase in revenues from wholesale customers was a $1.0 million refund of transmission revenues as the result of a FERC settlement related to open access transmission tariff rates.

Electric production fuel expense increased $2.3 million, or 9.2%, as a result of increased nuclear fuel expense of $1.7 million and increased steam fuel expense of $0.4 million reflecting higher energy demands in the second quarter of 1998 due to warmer weather. Higher nuclear fuel expense in the second quarter of 1998 also resulted because Kewaunee was out of service in the second quarter of 1997 due to an extended outage to repair steam generators.

Purchased power expense decreased $2.9 million, or 19.5%, due to decreased purchase requirements in the second quarter of 1998. Purchase requirements in the second quarter of 1997 were high due to lack of production at Kewaunee as a result of an extended outage.

GAS UTILITY OPERATIONS

Gas margins decreased $1.9 million in the second quarter of 1998, or 14.6%, due primarily to lower therm sales of 15.1%.

                                       Second Quarter
                                -----------------------------
Gas Margins (000's)                1998            1997
-------------------                ----            ----

Revenues                         $24,388          $39,326
Purchase costs                    12,989           25,980
                                  ------           ------

Margin                           $11,399          $13,346
                                  ======           ======

Volume in therms (000)           113,925          134,194

Gas operating revenues decreased $14.9 million, or 38.0%. This decrease was due to lower therm sales as a result of unusually mild spring weather in the first half of the second quarter of 1998. Also contributing to the decrease in gas operating revenues in the second quarter of 1998 was a reduction in revenues of $7.5 million for refunds from ANR Pipeline Company which WPSC passed on to its gas customers.

Gas purchase costs decreased $13.0 million, or 50.0%. This decrease was due to reduced customer demand as a result of mild weather during the second quarter of 1998. Also contributing to the decrease in gas costs was a $7.5 million refund from ANR Pipeline Company which was credited to gas expense. Under current regulatory practice, the Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause ("PGAC").

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at WPSC increased $0.4 million, or 1.2%, due primarily to increased benefit costs.

Maintenance expense increased $2.2 million, or 16.3%, as a result of increased expenses at Kewaunee. This increase was due to the recognition of 1997 deferred expenses for Kewaunee steam generator repairs in the second quarter of 1998. The PSCW approved deferral of the repairs in 1997, the cost of which has been collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge.

Other income decreased $3.0 million, or 54.9%, due primarily to gains on sales of nonutility property which occurred in the second quarter of 1997. These gains represented an increase in 1997 second quarter earnings of approximately $0.07 per share.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations primarily consist of the gas and electric sales of ESI, an energy marketing subsidiary. Nonregulated operations also include those of PDI which participates in the development of electric generation projects, invests in generating projects, and provides services to the electric power generation industry. Nonregulated operations experienced a loss of $1.5 million in the second quarter of 1998 compared with a loss of $1.6 million in the second quarter of 1997. Although nonregulated margins continue to be positive, losses are being experienced due to gas trading losses and expenses associated with the expansion of customer base.

NONREGULATED MARGINS

Gas margins at ESI increased $0.5 million from $0.4 million in the second quarter of 1997 to $0.9 million in the second quarter of 1998. Electric margins at ESI increased $0.2 million from $0.4 million in 1997 to $0.6 million in 1998.

Nonregulated energy and other operating revenues increased $36.4 million, or 107.7%, from $33.8 million in 1997 to $70.2 million in 1998. The increase in nonregulated energy revenues consisted largely of increased gas revenues at ESI of $35.6 million, or 119.4%, as a result of sales volume growth and expansion to additional geographical areas. Electric revenues at ESI increased $1.0 million, or 30.8%, also as a result of sales volume growth. Revenues at PDI decreased $0.1 million due to lower project revenues.

Nonregulated energy cost of sales increased from $32.3 million in 1997 to $68.2 million in 1998, an increase of $35.9 million, or 111.1%. This increase was due primarily to increased gas purchases and purchased power of $35.1 million and $0.7 million, respectively, at ESI as a result of customer growth.

OTHER NONREGULATED EXPENSES/INCOME

Other nonregulated operating expenses decreased $0.5 million, or 13.8%. Other operating expenses at ESI increased $0.1 million, or 6.9%, due to expansion of the business. Other operating expenses at PDI decreased $0.4 million, or 35.1%, due to lower project expenses. Operating expenses decreased
$0.2 million at WPSR.

Other income (losses) at the nonregulated subsidiaries included gas trading losses at ESI of $1.2 million in the second quarter of 1998 compared with gas trading gains of $0.1 million in the second quarter of 1997.

               SIX MONTHS 1998 COMPARED WITH SIX MONTHS 1997

WPS RESOURCES CORPORATION OVERVIEW

Revenues at WPSR increased from $454.4 million in the first six months of 1997 to $496.4 million in the first six months of 1998, or 9.2%. Net income for the period decreased 2.9%, from $27.8 million in 1997 to $27.0 million in 1998. Basic and diluted earnings per share decreased 2.6%, from $1.16 in 1997 to $1.13 in 1998. The primary reasons for the decrease in earnings at WPSR were a decrease in other income due to gains on sales of nonutility property which had occurred in the second quarter of 1997, an increase in nuclear
maintenance expenses, and a decrease in utility gas margins.   Partially
offsetting these decreases in earnings were increased electric utility margins as a result of increased prices during a period of abnormally warm weather in the latter part of the second quarter of 1998, a decrease in other operating expenses, and an increase in the nonregulated gas and electric margins.

Earnings on common stock of WPSC were $29.3 million for the first six months of 1998 and $31.2 million for the same period of 1997. Nonregulated losses were $2.3 million in 1998 and $3.4 million in 1997. The decrease in nonregulated losses was due primarily to a $2.0 million dividend on a venture capital investment received by WPSR in the first quarter of 1998.

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

Revenues at WPSC were $327.7 million for the first six months of 1998 compared with $365.1 million for the same period in 1997, a decrease of 10.2%.
Earnings on common stock decreased 6.1% from $31.2 million in 1997 to $29.3 million in 1998. The primary reasons for the decrease in earnings on common stock at WPSC were a decrease in other income, an increase in maintenance expense, an increase in depreciation and decommissioning expenses, and a decrease in gas margins. Partially offsetting these decreases were an increase in electric margins and a decrease in other operating expenses.

ELECTRIC UTILITY OPERATIONS

Electric margins for the first six months of 1998 increased $4.8 million, or 3.0%, primarily as the result of increased revenues from wholesale customers during a period of abnormally warm weather in the second quarter of 1998. Partially offsetting the increase in revenues in the second quarter of 1998 was the impact of a PSCW rate order which was effective for the entire first six months of 1998 but was only effective in 1997 for the period after February 21, 1997. This order authorized an 8.1% electric revenue reduction.

                                           Six Months
                                 ------------------------------
Electric Margins (000's)              1998             1997
------------------------              ----             ----

Revenues                            $237,864         $241,227
Fuel and purchased power              72,545           80,708
                                     -------          -------

Margin                              $165,319         $160,519
                                     =======          =======

Sales in kilowatt-hours (000)      5,570,604        5,478,241


Electric revenues decreased $3.4 million, or 1.4%, due primarily to the electric rate reduction and a $1.0 million refund of transmission revenues as the result of a FERC settlement related to open access transmission tariff rates. The electric rate reduction and refund impacts were partially offset by a 3.8% increase in kilowatt-hour sales to wholesale customers during the first six months of 1998 resulting in an 8.9% increase in revenues from wholesale customers during this period. Included in electric revenues for the first six months of 1998 are surcharge revenues of $3.8 million related to recovery of the deferred costs of the 1997 Kewaunee steam generator repairs.

Electric production fuel expense increased $0.7 million, or 1.4%, as a result of increased nuclear fuel expense of $3.5 million partially offset by decreased steam and combustion turbine fuel expenses of $2.1 million and $0.7 million, respectively. Kewaunee was out of service in the first six months of 1997 as the result of an extended outage to repair steam generators, thus, the higher nuclear fuel expense and lower steam and combustion turbine fuel expenses in the first six months of 1998.

Purchased power expense decreased $8.9 million, or 30.6%, due to decreased purchase requirements in the first six months of 1998. Purchase requirements in the first six months of 1997 were high due to lack of production at Kewaunee as a result of an extended outage.

GAS UTILITY OPERATIONS

Gas margins decreased $2.5 million in the six months of 1998, or 7.0%, due primarily to a 20.7% reduction in heating degree days.

                                          Six Months
                                -----------------------------
Gas Margins (000's)                1998             1997
-------------------                ----             ----

Revenues                         $89,872          $123,906
Purchase costs                    55,999            87,493
                                  ------           -------

Margin                           $33,873          $ 36,413
                                  ======           =======

Volume in therms (000)           337,729           385,366

Gas operating revenues decreased $34.0 million, or 27.5%. This decrease was due to unusually mild winter and spring weather in the first six months of 1998 resulting in lower gas therm sales of 12.4%. Also contributing to the decrease in gas operating revenues in the first six months of 1998 was a reduction in revenues of $7.5 million for refunds from ANR Pipeline Company which WPSC passed on to its gas customers in the second quarter of 1998.

Gas purchase costs decreased $31.5 million, or 36.0%. This decrease was due to reduced customer demand as a result of the mild weather during the first six months of 1998. Also contributing to the decrease in gas costs during the first six months of 1998 was a $7.5 million refund from ANR Pipeline Company which was credited to gas expense. Under current regulatory practice, the PSCW allows WPSC to pass changes in the cost of gas on to customers through a PGAC.

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at WPSC decreased $1.1 million, or 1.6%, due primarily to fewer uncollectible accounts in the first six months of 1998.

Maintenance expense increased $2.7 million, or 11.6%, as a result of increased expenses at Kewaunee during the first six months of 1998. This increase was due to the recognition of 1997 deferred expenses for Kewaunee steam generator repairs in the second quarter of 1998. The PSCW approved deferral of the repairs in 1997, the cost of which has been collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge.

Depreciation and decommissioning expenses increased $2.1 million, or 5.8%, due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs. Accelerated recovery of investment and funding began on February 21, 1997 and, therefore, was effective for the entire first six months of 1998 but only a portion of the first six months of 1997.

Other income decreased $2.5 million, or 37.4%, due primarily to gains on sales of nonutility property which occurred in the second quarter of 1997. These gains represented an increase in the earnings for the first six months of 1997 of approximately $0.07 per share.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations experienced a loss of $2.3 million in the first six months of 1998 compared with a loss of $3.4 million in the first six months of 1997. The decrease in nonregulated losses was due primarily to a $2.0 million dividend on a venture capital investment received by WPSR in the first quarter of 1998. Although nonregulated margins continue to grow, losses are being experienced due to gas trading losses and expenses associated with the expansion of customer base.

NONREGULATED MARGINS

Gas margins at ESI increased $2.2 million from $0.5 million in the first six months of 1997 to $2.7 million in the first six months of 1998. Electric margins at ESI increased $0.1 million from $0.5 million in 1997 to $0.6 million in 1998.

Nonregulated energy and other operating revenues increased $79.5 million, or 89.1%, from $89.2 million in 1997 to $168.7 million in 1998. The increase in nonregulated energy revenues consisted largely of increased gas revenues at ESI of $75.9 million, or 91.1%, as a result of sales volume growth and expansion to additional geographical areas. Electric revenues at ESI increased $4.3 million, or 105.9%, also as a result of sales volume growth. Revenues at PDI decreased $0.6 million due to lower project revenues.

Nonregulated energy cost of sales increased from $86.6 million in 1997 to $164.7 million in 1998, an increase of $78.1 million, or 90.2%. This increase was due primarily to increased gas purchases and purchased power of $73.7 million and $4.3 million, respectively, at ESI as a result of customer growth.

OTHER NONREGULATED EXPENSES/INCOME

Other nonregulated operating expenses decreased $1.5 million, or 19.2%. Other operating expenses at ESI decreased $0.3 million, or 6.4%, due to fewer uncollectible customer accounts. Other operating expenses at PDI decreased $1.3 million, or 45.0%, due to lower project expenses.

Other income at WPSR included a dividend on a venture capital investment of $2.0 million in the first quarter of 1998 and $0.2 million in the first quarter of 1997. Other income (losses) at the nonregulated subsidiaries included gas trading losses at ESI of $2.3 million and $0.1 million in the first six months of 1998 and 1997, respectively.

                            FINANCIAL CONDITION

WPSR returned $34.0 million in special dividends through an equity infusion to WPSC and reclassified $50.0 million of first-mortgage bonds due July 1, 1998 to short-term debt. Although WPSR generated cash during the first six months of 1998, short-term borrowings increased $35.0 million as a result of obtaining funds for the July 1 retirement of first-mortgage bonds. Pretax interest coverage was 4.49 times for the 12 months ended June 30, 1998 for WPSC. WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

WPSC makes large investments in capital assets. Construction expenditures for WPSC are expected to continue in the $75.0 million to $90.0 million range annually during the 1998 through 2000 period. This does not include expenditures for the replacement of Kewaunee steam generators. WPSC's share of steam generator replacement, at a 59.0% ownership level, will be approximately $53.5 million in year of occurrence dollars.

In addition, other capital requirements for WPSC during the three-year period include Kewaunee decommissioning trust fund contributions of approximately $30.0 million.

On July 30, 1998, WPSR entered into financing arrangements involving the issuance, on its behalf, of $50.0 million of trust preferred securities. During the next three years, WPSR may expand its leveraged employee stock ownership plan and may issue long-term debt to reduce short-term debt. The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors.

WPSC received PSCW approval on March 19, 1998, to recover approximately
$3.8 million of deferred expenses related to the 1997 repairs to the Kewaunee steam generator tubes. The deferred expenses were recovered through a two-month customer surcharge effective in April and May of 1998.

On July 2, 1998, WPSC received approval from the PSCW to defer the future costs associated with the repair of Kewaunee steam generator tubes. Recovery of the deferred costs will then be requested in a future rate proceeding.

On April 7, 1998, the PSCW approved replacement of the Kewaunee steam generators at a total cost of approximately $90.7 million. On July 2, 1998, the PSCW approved an 8.5 year recovery period for the cost of the investment in Kewaunee utilizing sum-of-the-years digits accelerated depreciation. WPSC and Madison Gas and Electric Company ("MG&E") have entered into a letter of intent and anticipate executing a definitive settlement agreement in August 1998 which provides for WPSC to assume the 17.8% Kewaunee ownership share currently held by MG&E prior to work beginning on the replacement of steam generators. The letter of intent contemplates that MG&E will transfer its ownership interest in exchange for an interest in a WPSC combustion turbine generating facility or other WPSC assets having an aggregate book value at time of transfer approximately equal to the book value of MG&E's interest in Kewaunee (estimated at approximately $10.0 million) with any difference settled in cash. MG&E will also transfer to WPSC's qualified decommissioning trust the net assets in MG&E's qualified decommissioning trust which will be fully funded as of the date of ownership transfer and will transfer funds to the MG&E nonqualified decommissioning trust which, together with amounts then held in such trust and in the qualified decommissioning trust, are deemed to be sufficient, pursuant to a funding plan approved by the PSCW, to fund fully MG&E's estimated share of the costs of decommissioning Kewaunee. MG&E will irrevocably devote the MG&E nonqualified decommissioning trust to satisfy Kewaunee decommissioning obligations. When the ownership change takes place, WPSC will continue to operate Kewaunee and will own 59.0% of Kewaunee. Alliant Utilities-Wisconsin Power and Light Company ("WP&L") will continue to own 41% of Kewaunee. At a 59.0% ownership level, WPSC's share of the cost of steam generator replacement is approximately
$53.5 million. In addition, WPSC and WP&L will amend the joint power supply agreement relating to Kewaunee, such that, under certain circumstances, either party will have the right to cause the shutdown and decommissioning of Kewaunee or to require the purchase of its interest in Kewaunee by the other party.

Cleanup of WPSC's Stevens Point manufactured gas plant site began on March 27, 1998. The project is substantially completed with monitoring continuing. Costs of the Stevens Point clean-up were within the range expected for this site. A liability for the cleanup of eight gas plant sites has been established and the costs related to cleanup are being recovered in part through insurance settlements with the balance recovered through customer rates.

WPSC's contract agreement with the International Union of Operating
Engineers - Local 310 was ratified on April 24, 1998 and is effective for the period from November 2, 1997 through October 28, 2000.

On July 7, 1998, PDI announced an agreement to purchase generating facilities with 92 megawatts of aggregate capacity from Maine Public Service Company and its subsidiary, New Brunswick Electric Power Company. The transaction is contingent upon receipt of required regulatory approvals. PDI intends to finance the majority of the purchase through non-recourse project financing.

On July 9, 1998, PDI announced a joint venture with an affiliate of EarthCo to turn residue from coal mining at an Alabama Land and Mineral site into usable energy briquettes. The project began operations in late June 1998 and is eligible to receive federal tax credits because of the briquette's status as a synthetic fuel. PDI has invested less than $10.0 million for a two-thirds interest in the project.

WPSR and its subsidiary companies are committed to eliminating or minimizing adverse effects of the Year 2000 computer compliance issue on their business operations, including the products and services provided to customers, and to maintaining its reputation as an efficient and reliable supplier of energy. WPSR, however, is unable to guarantee that there will be no adverse affects as a result of the Year 2000 computer compliance issue because many aspects of compliance are beyond WPSR's direct control.

WPSR has undertaken a program to assess Year 2000 compliance and to bring computer systems into compliance by the year 2000. WPSR has defined an external review process to monitor the progress of its Year 2000 activities which includes a status check on its ability to comply. All systems, including energy production and delivery systems, other embedded systems, and third party systems of suppliers are being evaluated to identify and resolve potential problems. Modifications of major in-house supported systems to correct Year 2000 problems have been underway since 1996. The current status of this effort by system follows:

     - The facility management and customer information systems are completed.

     - The finance and human resource systems are completed with the exception of government reporting requirements.

     - The materials management system is scheduled to be completed in the fourth quarter of 1998.

A contingency plan is required for all applications which are identified as having a major impact on business operations.

The estimated costs for the Year 2000 project are considered reasonable and have been approved for rate recovery by the PSCW. Total Year 2000 estimated project costs are $13.4 million. This estimate includes internal labor costs of $5.4 million and out-of-pocket costs of $8.0 million which includes contract labor and software replacement costs for non-compliant products.

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WPSC is an intervenor defendant in Madison Gas and Electric Co. v. Public
                                   --------------------------------------
Service Commission of Wisconsin, Dane County Circuit Court.  The case involves
-------------------------------
MG&E's appeal of the PSCW's order granting WPSC authority to replace the steam generators at Kewaunee. WPSC, MG&E, and WP&L jointly own Kewaunee. WPSC is the operating owner. MG&E opposes the steam generator replacement project. WPSC and MG&E have entered into a letter of intent to consummate certain transactions which would result in the settlement of MG&E's opposition to the steam generator replacement project and the dismissal of MG&E's appeal. WPSC and MG&E anticipate executing a definitive settlement agreement in August 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxy voting results for the election of three directors to WPSR's Board at the May 7, 1998 Annual Shareholders' Meeting are as follows:

                            For       Abstentions    Non-Votes       Total
                        ----------    -----------    ---------     ----------

Richard A. Bemis        21,102,879       414,666     2,379,417     23,896,962

Daniel A. Bollom        21,079,109       438,436     2,379,417     23,896,962

Robert C. Gallagher     21,104,899       412,646     2,379,417     23,896,962

The following directors also continued in office after the Annual
Shareholders' Meeting:

                            A. Dean Arganbright
                            Michael S. Ariens
                            M. Lois Bush
                            Kathryn M. Hasselblad-Pascale
                            James L. Kemerling
                            Larry L. Weyers


ITEM 5.  OTHER INFORMATION

KEWAUNEE NUCLEAR POWER PLANT

Kewaunee has achieved the nuclear industry's top rating for the seventh time from the Institute of Nuclear Power Operations ("INPO"). Evaluations were conducted over 24 months and included a 2-week on-site evaluation in May 1998 by a team made up of INPO staff and industry experts. The team looked at all aspects of Kewaunee operations including training, engineering, operations, and management. INPO also monitored a set of performance measurements over the entire evaluation period.

UNION NEGOTIATIONS

On April 24, 1998, the International Union of Operating Engineers - Local 310 ("Union") ratified a three-year contract with WPSC which will expire on October 28, 2000. The Union had been working without a contract since October 29, 1997. Approximately 1,200 of WPSC's 2,400 employees are members of the Union.

WPSR/UPEN MERGER

WPSR and UPEN announced an agreement to merge on July 10, 1997. The shareholders of UPEN approved the merger on January 29, 1998. FERC approved the merger of WPSR and UPEN on May 27, 1998. The Hart-Scott-Rodino Antitrust waiting period was terminated on July 9, 1998. When the merger is completed, UPEN will merge with and into WPSR, and UPPCO, UPEN's subsidiary, will become a wholly-owned subsidiary of WPSR.

Approval of the SEC under the Public Utility Holding Company Act of 1935 and the satisfaction of various other conditions are pending. Completion of the merger is still expected in the second half of 1998.

SPENT NUCLEAR FUEL DISPOSAL

On January 31, 1998, the United States Department of Energy ("DOE") failed to comply with its obligation to begin removing spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982. WPSC joined other utilities in a motion to enforce the July 1996 mandate of the United States Court of Appeals for the District of Columbia that the DOE had an unconditional obligation to begin accepting, transporting, and disposing of spent nuclear fuel by January 31, 1998.

On May 5, 1998, the United States Court of Appeals for the District of Columbia issued a decision denying the motion to enforce the Court's 1996 mandate. The denial centered on the question of whether the DOE could properly use the Nuclear Waste Fund as a source to pay damages the utilities have incurred as a result of the DOE's breach of its obligation and the fact that the question is not ready for review. The Court also indicated that certain items fall outside the scope of the Court's mandate including
(1) compelling the DOE to submit a detailed program for disposing of spent fuel from utilities and (2) declaring that the utilities are relieved of their obligation to pay fees to the Nuclear Waste Fund for a permanent spent fuel repository and are authorized to place such fees into escrow until the DOE commences with disposing of spent fuel pursuant to its obligation. The scope of the Court's mandate was limited to defining the nature of the DOE's statutory obligations and did not extend to requiring the DOE to perform under its contracts with the utilities. WPSC is currently evaluating the decision to determine how to proceed with contract remedies.

FUNDING DECONTAMINATION AND DECOMMISSIONING OF FEDERAL FACILITIES

The United States Supreme Court, on June 26, 1998, declined to review a May 1997 United States Court of Appeals for the Federal Circuit decision which was adverse to Yankee Atomic Electric Company ("Yankee"), thereby letting stand the decision that held that nuclear power companies must pay a retroactive surcharge on enrichment services purchased from the DOE. Yankee had argued that the government should not have the power to impose retroactive financial liability, stating it was a breach of the fixed-price enrichment contracts Yankee signed prior to enactment of the Energy Policy Act of 1992 ("Act").

The surcharge was imposed by the Act which requires nuclear power companies to fund the decontamination and decommissioning of certain DOE facilities. Pursuant to the provisions of the Act, WPSC is required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. WPSC's obligation amounts to approximately $600,000 per year (adjusted for inflation) through the year 2007.

WPSC and a number of other nuclear power companies sued the DOE in the United States Court of Federal Claims seeking a refund of the previously paid decontamination and decommissioning surcharge payments. The suits had been stayed pending the outcome of the petition for review filed with the United States Supreme Court by Yankee. Yankee had filed a suit in the United States Court of Federal Claims and received a favorable decision, only to have it overturned by the Federal Circuit Court of Appeals, as indicated above.

Subsequent to the United States Supreme Court action in the Yankee case, WPSC has joined with a number of other nuclear power companies in challenging the constitutionality of the Act in a Federal District Court in New York.

FERC RULING REGARDING TRANSMISSION INTERFACE

As reported in the December 31, 1997 Report on Form 10-K to the SEC, Wisconsin Public Power Inc. ("WPPI") requested transmission service across the WPSC portion of the constrained Minnesota to eastern Wisconsin interface ("Interface") to serve five of WPPI's municipal customers (Sturgeon Bay, Algoma, Eagle River, New Holstein, and Washington Island) located in the WPSC service territory. The Interface is owned by Wisconsin Electric Power Company, (52%), WP&L (28%), and WPSC (20%). WPPI has a 1993 contract with WP&L that provides transmission service for these loads through the WP&L portion of the Interface.

WPSC filed a complaint with the FERC contending that WPPI and WP&L were conspiring to use the WPSC portion of the interface capacity for a service that should use the WP&L portion of the Interface. WPPI responded with a FERC complaint against both WPSC and WP&L indicating that neither had provided the necessary transmission services across the constrained Interface. WPSC and WP&L both maintained that they have previous claims to the interface capacity consistent with the FERC's first-come-first-served transmission scheduling process.

On May 27, 1998, the FERC rejected WPSC's arguments supporting the denial of transmission service requested by WPPI. WPSC had argued that WPPI's request violates certain agreements between WPPI and WP&L and that there was insufficient available transmission capacity to provide the requested service. The FERC ruled that it is not within WPSC's authority as a provider of transmission service to deny that service on the basis of interpretations of contracts between other utilities. In addition, the FERC stated that it considered WPSC's available transmission capacity calculation to be flawed because it reserved 176 megawatts of service for itself by designating unexercised option contracts as network resources.

The FERC, therefore, directed WPSC to release 42 megawatts of transmission capacity to WPPI and 40 megawatts of transmission capacity to MG&E. FERC did not require WPSC to join an Independent System Operator ("ISO") noting Wisconsin's legislative timetable requirements for ISO membership.

The FERC also required WPSC to enter into alternative dispute resolution procedures with interested customers to establish protocols for dissemination of transmission information, including calculation of the available transmission capacity.

On June 11, 1998, WPSC filed a motion with the FERC for an emergency stay of the requirement to release the 176 megawatts of available transmission capacity pending rehearing of the FERC's May 27, 1998 order. On June 26, 1998, WPSC filed for rehearing of the FERC's May 27, 1998 order. WPPI and MG&E filed objections to both the stay and rehearing requests. On July 29, 1998, the FERC issued its rehearing order which resolved stay and rehearing requests by acknowledging that the WPSC contracts for network resources were valid and in accordance with FERC Order 888 and the WPSC open access transmission tariff. The FERC held that WPSC's contract with Manitoba Hydro for 50 megawatts of capacity and energy had higher priority than the WPPI or MG&E requests for transmission service. The FERC also held that WPSC's contract with Northern States Power for 150 megawatts of capacity and energy had a lower priority than the WPPI request but a higher priority than the MG&E request. WPSC is waiting for WPPI to determine whether it will take the 42 megawatts of the interface capacity from WPSC or WP&L. FERC has established that WPSC has rights to the remaining 134 megawatts based on its network resource contracts.

The FERC also addressed WPSC's adjustment to available transmission capacity to account for a capacity benefit margin. The capacity benefit margin reserves transmission capability across the Interface to meet generation reliability requirements. FERC did not direct WPSC to eliminate the capacity benefit margin, but directed WPSC to file revised transmission tariff provisions reflecting the capacity benefit margin concept and to perform an economic evaluation of capacity benefit margin versus other uses of the transmission system. On July 20, 1998, WPSC filed a revision to its open access transmission tariff which describes its capacity benefit margin methodology and testimony that explains the economic evaluation of capacity benefit margin. The FERC noticed this filing on July 29, 1998 and stated that comments were due by August 7, 1998. MG&E and WPPI filed a motion for a delay in the due date for the comments. WPSC has supported this motion in order to provide a complete record in this important matter. It is expected that the FERC will issue an order on the capacity benefit margin issue by mid-fall of 1998. This ruling could have significant consequences for the reliability and economics of generation reserves in the Midwest and the entire nation.

VIKING VOYAGEUR NATURAL GAS PIPELINE

In previous reports, WPSC contemplated the construction of natural gas laterals to connect the WPSC gas distribution system to the proposed Viking Voyageur gas pipeline. In May 1998, the Viking Voyageur pipeline was placed on hold at FERC with the Viking Voyageur partners now contemplating replacing the proposed gas pipeline from Canada with a pipeline from Chicago to Wisconsin. At this time, it is not known whether WPSC will be connecting to that pipeline or any pipeline from the Chicago area. WPSC, however, continues to study various options to bring a competitive gas pipeline into the WPSC gas service territory.

SUMMER RELIABILITY

WPSC has planned electrical capacity reserves of 18% for the summer of 1998 (covering June through August) as the result of the PSCW order earlier this year requiring that Wisconsin utilities increase their reserve margin to 18% from 15%. The planned reserve margin is based on installed capacity and firm purchases from neighboring utilities. Three issues could erode WPSC's actual reserve margin including (1) extremely hot and humid weather throughout the Midwest for an extended period of time, (2) an emergency outage of power generation equipment, and (3) a loss of transmission line capability that prevents power from getting to northeastern Wisconsin.

Wisconsin utilities are monitoring the summer reliability issues through the Wisconsin Reliability Assessment Organization, which includes investor-owned utilities, municipal utilities, electric cooperatives and the PSCW in order to keep abreast of changing events that could require specific action by individual companies.

Of primary concern to Wisconsin utilities are reserves throughout the Mid-America Interconnected Network ("MAIN"), the regional reliability group which consists of utilities in parts of Upper Michigan, Missouri, Wisconsin, and the state of Illinois. MAIN expects to have reserves of 12.2% for the summer of 1998 and transmission import capability which is described as "marginally adequate."

WPSC's reserves for the 1999 summer electrical peak will increase with the addition of the 175-megawatt De Pere Energy Center.

DEADLINE FOR SUBMISSION OF SHAREHOLDER PROPOSALS

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the WPSR proxy statement for its 1999 Annual Meeting of Shareholders is November 23, 1998. After February 6, 1999, notice to WPSR of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of WPSR for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which WPSR does not receive timely notice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following documents are filed herewith:

              Exhibit 11     Statement Regarding Computation of Per
                             Share Earnings
                                 WPS Resources Corporation

              Exhibit 27     Financial Data Schedule
                                 WPS Resources Corporation
                                 Wisconsin Public Service Corporation

         (b)  REPORTS ON FORM 8-K

              A Current Report on Form 8-K filed by WPS Resources Corporation and Wisconsin Public Service Corporation on
              June 10, 1998. The report included under Item 5 a Wisconsin Public Service Corporation Press Release announcing the proposed change in ownership for the Kewaunee Nuclear Power Plant.

              A Current Report on Form 8-K dated July 2, 1998 filed by
              WPS Resources Corporation and Wisconsin Public Service Corporation on July 22, 1998. The report included under
              Item 5 a press release announcing financial results for the period ended June 30, 1998; details of the Kewaunee Nuclear Power Plant steam generator replacement and related recovery of costs; proposed changes in ownership of the Kewaunee Nuclear Power Plant; a proposed amendment to the joint power supply agreement relating to the Kewaunee Nuclear Power Plant; WPS Power Development, Inc.'s agreement to purchase generating facilities from Maine Public Service Company; and WPS Power Development, Inc.'s joint venture with an affiliate of EarthCo.

              A Current Report on Form 8-K dated July 27, 1998 filed by WPS Resources Corporation and WPSR Capital Trust I on August 6, 1998. The report included under Item 5 an Underwriting Agreement in connection with the offering of the 7.00% Trust Preferred Securities and certain related documents.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WPS Resources Corporation



Date:  August 12, 1998                             /s/ Diane L. Ford
                                            _________________________________
                                                       Diane L. Ford
                                                   Controller and Chief
                                                    Accounting Officer

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



                                          Wisconsin Public Service Corporation


Date:  August 12, 1998                            /s/ Diane L. Ford
                                          ____________________________________
                                                      Diane L. Ford
                                                      Controller

                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)

                      WPS RESOURCES CORPORATION AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED June 30, 1998



Exhibit No.                     Description
___________                     ___________

    11          Statement Regarding Computation of Per Share Earnings
                     WPS Resources Corporation

    27          Financial Data Schedule
                     WPS Resources Corporation
                     Wisconsin Public Service Corporation