Form 10-Q
period 1998-09-30
WPS RESOURCES CORP
filed 1998-11-12
CIK 916863

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

       For the quarterly period ended September 30, 1998

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         26,551,963 shares outstanding at
                                         November 12, 1998

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         November 12, 1998
______________________________________________________________________________
______________________________________________________________________________

                        WPS RESOURCES CORPORATION
                                   AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                 CONTENTS
                                                                 Page

          FORWARD-LOOKING STATEMENTS                               4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                              5
               Consolidated Balance Sheets                         6
               Consolidated Statements of Capitalization           7
               Consolidated Statements of Cash Flows               8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income                   9
               Consolidated Balance Sheets                        10
               Consolidated Statements of Capitalization          11
               Consolidated Statements of Cash Flows              12
               Consolidated Statements of Retained Earnings       13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
                    Wisconsin Public Service Corporation          14 - 16
               Selected Restated Financial Data                   17

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation               18 - 29

PART II.  OTHER INFORMATION

Item 5.   Other Information                                       30 - 32

Item 6.   Exhibits and Reports on Form 8-K                        33

Signatures                                                        34 - 35

EXHIBIT INDEX                                                     36

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                         FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The statements speak of plans, goals, beliefs, or expectations of WPS Resources Corporation ("WPSR") and Wisconsin Public Service Corporation ("WPSC"), refer to estimates, or use similar terms. Although WPSR and WPSC believe that their expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements included in this report for reasons that include: the speed and degree to which competition enters the electric and natural gas industries; state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery, and have an impact on rate structures; the economic climate and industrial, commercial, and residential growth in areas served by WPSC, Upper Peninsula Power Company (WPSR's wholly-owned Michigan regulated electric utility subsidiary), and WPS Energy Services, Inc. ("ESI") (WPSR's wholly-owned nonregulated energy marketing subsidiary); the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; conditions in the capital markets; and growth in opportunities for ESI and WPS Power Development, Inc. (WPSR's wholly-owned nonregulated electric power development and energy service subsidiary).

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

                                           Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                               WPS RESOURCES CORPORATION

============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (1)           Three Months Ended              Nine Months Ended
(Thousands, except per share amounts)                                    September 30                    September 30
                                                                     1998            1997            1998            1997
============================================================================================================================

Operating revenues
Electric utility                                                   $146,007        $138,026        $410,721        $408,899
Gas utility                                                          25,890          25,518         115,762         149,424
Nonregulated energy and other                                        76,031          35,299         244,725         124,539
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            247,928         198,843         771,208         682,862
============================================================================================================================

Operating expenses
Electric production fuels                                            31,499          29,124          84,052          80,964
Purchased power                                                      14,372          13,462          41,949          52,129
Gas purchased for resale                                             17,235          17,123          73,234         104,616
Nonregulated energy cost of sales                                    74,313          33,167         239,008         119,778
Other operating expenses                                             44,562          38,625         125,655         122,142
Maintenance                                                           9,313          10,372          36,259          34,600
Depreciation and decommissioning                                     21,229          21,556          64,144          62,112
Taxes other than income                                               7,798           7,643          24,167          23,962
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            220,321         171,072         688,468         600,303
============================================================================================================================
Operating income                                                     27,607          27,771          82,740          82,559
----------------------------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                      68              34             136             139
Other, net                                                           (1,006)          1,611           3,218           8,581
----------------------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                    (938)          1,645           3,354           8,720
============================================================================================================================
Income before interest expense                                       26,669          29,416          86,094          91,279
----------------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,664           6,641          18,386          19,794
Other interest                                                        1,500           1,022           3,453           2,772
Allowance for borrowed funds used during construction                   (57)            (25)            (95)            (34)
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                7,107           7,638          21,744          22,532
============================================================================================================================

Distributions - preferred securities of subsidiary trust                613               -             613               -
============================================================================================================================

Income before income taxes                                           18,949          21,778          63,737          68,747
Income taxes                                                          6,547           8,381          21,566          23,854
Minority interest                                                      (180)           (143)           (395)           (609)
Preferred stock dividends of subsidiaries                               783             784           2,350           2,350
----------------------------------------------------------------------------------------------------------------------------
Net income                                                           11,799          12,756          40,216          43,152
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                -               -               -               -
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                 11,799          12,756          40,216          43,152
============================================================================================================================

Retained earnings at beginning of period                            342,857         339,169         339,508         333,375
Cash dividends on common stock                                       12,773          12,540          37,841          37,142
----------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $341,883        $339,385        $341,883        $339,385
============================================================================================================================

Average shares of common stock                                       26,509          26,525          26,513          26,530
Basic and diluted earnings per average share of common stock          $0.45           $0.48           $1.52           $1.63
Dividend per share of common stock (2)                               $0.495          $0.485          $1.465          $1.435
============================================================================================================================


(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.
(2) Dividend rate is that of the surviving company.

The accompanying notes are an integral part of these statements.


                                       WPS RESOURCES CORPORATION

======================================================================================================
CONSOLIDATED BALANCE SHEETS (1)                                      September 30          December 31
(Thousands)                                                              1998                 1997
======================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------

Utility plant
Electric                                                              $1,708,087           $1,685,413
Gas                                                                      264,154              251,603
------------------------------------------------------------------------------------------------------
Total                                                                  1,972,241            1,937,016
Less - Accumulated depreciation and decommissioning                    1,176,437            1,113,142
------------------------------------------------------------------------------------------------------
Total                                                                    795,804              823,874
Nuclear decommissioning trusts                                           153,103              134,108
Construction in progress                                                  22,956               11,776
Nuclear fuel, less accumulated amortization                               19,320               19,062
------------------------------------------------------------------------------------------------------
Net utility plant                                                        991,183              988,820
======================================================================================================

Current assets
Cash and equivalents                                                       6,450                8,495
Customer and other receivables, net of reserves                           91,689               96,100
Accrued utility revenues                                                  19,141               30,750
Fossil fuel, at average cost                                               9,612               10,622
Gas in storage, at average cost                                           21,500               22,080
Materials and supplies, at average cost                                   22,127               20,761
Prepayments and other                                                     21,087               24,645
------------------------------------------------------------------------------------------------------
Total current assets                                                     191,606              213,453
======================================================================================================

Regulatory assets                                                         70,805               79,849
Net nonutility and nonregulated plant                                     38,448               28,007
Investments and other assets                                             138,021              125,675
======================================================================================================
Total                                                                 $1,430,063           $1,435,804
======================================================================================================


CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $  522,671           $  518,764
Preferred stock of subsidiary with no mandatory redemption                51,200               51,200
Preferred stock of subsidiary with mandatory redemption                      398                  445
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely WPSR
  7.00% subordinated debentures                                           50,000                    -
Long-term debt                                                           295,580              347,015
------------------------------------------------------------------------------------------------------
Total capitalization                                                     919,849              917,424
======================================================================================================

Current liabilities
Notes payable and current maturities of long-term debt                    22,561               19,760
Commercial paper                                                          35,460               20,706
Accounts payable                                                          80,684               89,747
Accrued taxes                                                              4,958               10,114
Accrued interest                                                           5,541                8,711
Other                                                                     10,123               12,415
------------------------------------------------------------------------------------------------------
Total current liabilities                                                159,327              161,453
======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        122,470              131,197
Accumulated deferred investment tax credits                               27,863               29,461
Regulatory liabilities                                                    50,078               56,487
Environmental remediation liabilities                                     39,681               40,871
Other long-term liabilities                                              110,795               98,911
------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         350,887              356,927
======================================================================================================
Total                                                                 $1,430,063           $1,435,804
======================================================================================================

(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.


                                            WPS RESOURCES CORPORATION

========================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION (1)                              September 30      December 31
(Thousands, except share amounts)                                              1998              1997
========================================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 26,551,963 shares outstanding                                          $ 26,552          $ 26,552
Premium on capital stock                                                      163,436           163,453
Retained earnings                                                             341,883           339,508
Shares in deferred compensation trust, 45,091 and 33,430 shares at average cost of $29.98 and $28.44 per share at
  September 30, 1998 and December 31, 1997, respectively                       (1,352)             (951)
ESOP loan guarantees                                                           (7,848)           (9,798)
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                     522,671           518,764
========================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                             13,200            13,200
         5.04%              30,000                                              3,000             3,000
         5.08%              50,000                                              5,000             5,000
         6.76%             150,000                                             15,000            15,000
         6.88%             150,000                                             15,000            15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock with no mandatory redemption                             51,200            51,200
========================================================================================================

Preferred stock - Upper Peninsula Power Company
Cumulative redeemable preferred stock - $100 par value,
  300,000 shares authorized (issuable in series),
  issued and outstanding:
                           Shares Outstanding
                      ----------------------------
                      September 30     December 31
         Series           1998            1997
         ------       ------------     -----------
         5.25%             832             853                                     83                85
         4.70%           3,150           3,600                                    315               360
--------------------------------------------------------------------------------------------------------
Total preferred stock with mandatory redemption                                   398               445
========================================================================================================

Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust
  holding solely WPSR 7.00% subordinated debentures                            50,000                 -
========================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                                   -            50,000
        7.30%                2002                                              50,000            50,000
        6.80%                2003                                              50,000            50,000
        6-1/8%               2005                                               9,075             9,075
        6.90%                2013                                              22,000            22,000
        8.80%                2021                                              53,100            53,100
        7-1/8%               2023                                              50,000            50,000

First mortgage bonds - Upper Peninsula Power Company
        Series             Year Due
        ------             --------
         7.94%               2003                                              15,000            15,000
         10.0%               2008                                               6,000             6,000
         9.32%               2021                                              18,000            18,000

Installment sales contract for air pollution control
  equipment - Upper Peninsula Power Company
        Term Bonds         Year Due
        ----------         --------
           6.90%             1999                                                 120               230
--------------------------------------------------------------------------------------------------------
Total                                                                         273,295           323,405
Unamortized discount and premium on bonds, net                                   (832)             (890)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                    272,463           322,515
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                            7,848             9,798
Notes payable to bank, secured by nonregulated plant                           11,117            10,710
Senior secured note                                                             3,963             3,777
Other long-term debt                                                              189               215
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                          295,580           347,015
========================================================================================================
Total capitalization                                                         $919,849          $917,424
========================================================================================================


(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.


                                  WPS RESOURCES CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)                              Nine Months Ended
(Thousands)                                                              September 30
                                                                    1998               1997
=============================================================================================

Cash flows from operating activities
Net income                                                       $    40,216       $  43,152

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                      64,144          62,112
Amortization of nuclear fuel and other                                12,718           9,017
Deferred income taxes                                                (12,059)         (6,111)
Investment tax credit restored                                        (1,598)         (1,326)
Allowance for equity funds used during construction                     (136)           (139)
Pension income                                                        (6,824)        (10,797)
Postretirement funding                                                 3,669           3,723
Other, net                                                            (3,131)         10,973

Changes in
Customer and other receivables                                         4,411          38,062
Accrued utility revenues                                              11,609          16,382
Fossil fuel inventory                                                  1,010          (1,711)
Gas in storage                                                           580          (2,525)
Accounts payable                                                      (9,063)        (36,796)
Miscellaneous current and accrued liabilities                         (3,002)         (5,638)
Accrued taxes                                                         (5,156)          2,697
Gas refunds                                                              710            (240)
---------------------------------------------------------------------------------------------
Net cash from operating activities                                    98,098         120,835
=============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures          (58,032)        (45,844)
Purchase of other property and equipment                             (13,060)         (6,872)
Decommissioning funding                                              (12,930)        (11,749)
Purchase of investments and acquisitions                                   -             560
Other                                                                  5,328           2,309
---------------------------------------------------------------------------------------------
Net cash used for investing activities                               (78,694)        (61,596)
=============================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                            123,752         123,387
Redemptions of notes payable                                        (120,951)       (134,507)
Issuance of other long-term debt                                         955             486
Redemptions of other long-term debt                                  (50,183)           (542)
Issuance of mandatorily redeemable trust preferred securities         50,000               -
Issuance of commercial paper                                       1,150,391         496,568
Redemptions of commercial paper                                   (1,135,637)       (508,688)
Cash dividends on common stock                                       (37,841)        (37,142)
Other                                                                 (1,935)           (805)
---------------------------------------------------------------------------------------------
Net cash used for financing activities                               (21,449)        (61,243)
=============================================================================================
Net decrease in cash and equivalents                                  (2,045)         (2,004)
Cash and equivalents at beginning of period                            8,495           8,042
=============================================================================================
Cash and equivalents at end of period                            $     6,450       $   6,038
=============================================================================================

Cash paid during period for
Interest, less amount capitalized                                $    16,611       $  22,904
Income taxes                                                          38,775          27,720
Preferred stock dividends of subsidiaries                              2,350           2,350
=============================================================================================

(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.


                                                 WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended              Nine Months Ended
(Thousands)                                                              September 30                    September 30
                                                                     1998            1997            1998            1997
============================================================================================================================

Operating revenues
Electric                                                           $132,107        $124,408        $369,971        $365,635
Gas                                                                  25,890          25,518         115,762         149,424
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            157,997         149,926         485,733         515,059
============================================================================================================================

Operating expenses
Electric production fuels                                            31,392          28,952          83,781          80,603
Purchased power                                                      11,158           9,588          31,314          38,645
Gas purchased for resale                                             17,211          16,732          72,545         104,141
Other operating expenses                                             35,215          30,466         102,439          98,770
Maintenance                                                           8,367           9,703          33,901          32,580
Depreciation and decommissioning                                     19,071          19,695          58,029          56,510
Federal income taxes                                                  6,381           6,675          19,102          18,879
Investment tax credit restored                                         (436)           (442)         (1,307)         (1,326)
State income taxes                                                    2,571           2,149           6,388           6,062
Gross receipts tax and other                                          6,434           6,394          19,957          20,219
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            137,364         129,912         426,149         455,083
============================================================================================================================
Operating income                                                     20,633          20,014          59,584          59,976
----------------------------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                      68              34             136             102
Other, net                                                              749           1,690           4,995           8,474
Income taxes                                                            (40)            141            (474)         (1,374)
----------------------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                     777           1,865           4,657           7,202
============================================================================================================================
Income before interest expense                                       21,410          21,879          64,241          67,178
----------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                            4,704           5,631          15,614          16,038
Other interest                                                          876             791           1,966           2,999
Allowance for borrowed funds used during construction                   (57)            (25)            (95)            (89)
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                5,523           6,397          17,485          18,948
============================================================================================================================
Net income                                                           15,887          15,482          46,756          48,230
Preferred stock dividend requirements                                   778             778           2,333           2,333
----------------------------------------------------------------------------------------------------------------------------
Earnings on common stock and comprehensive income                  $ 15,109        $ 14,704        $ 44,423        $ 45,897
============================================================================================================================

The accompanying notes are an integral part of these statements.


                                  WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================================
CONSOLIDATED BALANCE SHEETS                                        September 30        December 31
(Thousands)                                                            1998               1997
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,529,560         $1,506,470
Gas                                                                    264,154            251,603
--------------------------------------------------------------------------------------------------
Total                                                                1,793,714          1,758,073
Less - Accumulated depreciation and decommissioning                  1,091,346          1,032,149
--------------------------------------------------------------------------------------------------
Total                                                                  702,368            725,924
Nuclear decommissioning trusts                                         153,103            134,108
Construction in progress                                                15,569              7,266
Nuclear fuel, less accumulated amortization                             19,320             19,062
--------------------------------------------------------------------------------------------------
Net utility plant                                                      890,360            886,360
==================================================================================================

Current assets
Cash and equivalents                                                     2,331              3,921
Customer and other receivables, net of reserves                         51,263             55,893
Accrued utility revenues                                                18,141             30,750
Fossil fuel, at average cost                                             8,916              9,964
Gas in storage, at average cost                                         18,760             17,194
Materials and supplies, at average cost                                 20,095             18,793
Prepayments and other                                                   13,966             20,155
--------------------------------------------------------------------------------------------------
Total current assets                                                   133,472            156,670
==================================================================================================

Regulatory assets                                                       69,749             78,544
Net nonutility plant                                                     2,962              2,972
Investments and other assets                                           118,868            109,408
==================================================================================================
Total                                                               $1,215,411         $1,233,954
==================================================================================================


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                 $  502,485         $  457,121
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,128             14,321
Long-term debt                                                         241,380            293,298
--------------------------------------------------------------------------------------------------
Total capitalization                                                   809,193            815,940
==================================================================================================

Current liabilities
Note payable and current maturities of long-term debt                   10,000             10,000
Commercial paper                                                        25,000             15,500
Accounts payable                                                        42,674             46,453
Accrued taxes                                                             (393)             3,514
Accrued interest                                                         4,251              7,801
Other                                                                    6,550             10,049
--------------------------------------------------------------------------------------------------
Total current liabilities                                               88,082             93,317
==================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      119,520            127,512
Accumulated deferred investment tax credits                             25,595             26,901
Regulatory liabilities                                                  43,601             50,279
Environmental remediation liabilities                                   39,089             40,215
Other long-term liabilities                                             90,331             79,790
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       318,136            324,697
==================================================================================================
Total                                                               $1,215,411         $1,233,954
==================================================================================================

The accompanying notes are an integral part of these statements.


                                       WISCONSIN PUBLIC SERVICE CORPORATION

========================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                               September 30         December 31
(Thousands, except share amounts)                                           1998                 1997
========================================================================================================

Common stock equity
Common stock                                                              $ 95,588             $ 95,588
Premium on capital stock                                                   107,842               73,842
Retained earnings                                                          306,903              297,489
ESOP loan guarantees                                                        (7,848)              (9,798)
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                  502,485              457,121
========================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                          13,200               13,200
         5.04%              30,000                                           3,000                3,000
         5.08%              50,000                                           5,000                5,000
         6.76%             150,000                                          15,000               15,000
         6.88%             150,000                                          15,000               15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                       51,200               51,200
========================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                            5,836                5,914
        7.35%                2016                                            8,292                8,407
--------------------------------------------------------------------------------------------------------
Total long-term debt to parent                                              14,128               14,321
========================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                                -               50,000
        7.30%                2002                                           50,000               50,000
        6.80%                2003                                           50,000               50,000
        6-1/8%               2005                                            9,075                9,075
        6.90%                2013                                           22,000               22,000
        8.80%                2021                                           53,100               53,100
        7-1/8%               2023                                           50,000               50,000
--------------------------------------------------------------------------------------------------------
Total                                                                      234,175              284,175
Unamortized discount and premium on bonds, net                                (832)                (890)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 233,343              283,285
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                         7,848                9,798
Other long-term debt                                                           189                  215
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                       241,380              293,298
========================================================================================================
Total capitalization                                                      $809,193             $815,940
========================================================================================================

The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Nine Months Ended
(Thousands)                                                               September 30
                                                                      1998            1997
============================================================================================

Cash flows from operating activities
Net income                                                        $  46,756       $  48,230

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     58,029          56,510
Amortization of nuclear fuel and other                               12,411           8,944
Deferred income taxes                                               (11,324)         (6,352)
Investment tax credit restored                                       (1,306)         (1,326)
Allowance for equity funds used during construction                    (136)           (102)
Pension income                                                       (6,824)         (8,790)
Postretirement funding                                                2,956           3,723
Other, net                                                              995           8,969

Changes in
Customer and other receivables                                        4,630          19,786
Accrued utility revenues                                             12,609          16,322
Fossil fuel inventory                                                 1,048          (1,260)
Gas in storage                                                       (1,566)         (5,085)
Accounts payable                                                     (3,779)        (20,084)
Miscellaneous current and accrued liabilities                        (4,713)         (5,836)
Accrued taxes                                                        (3,907)          2,830
Gas refunds                                                             710            (240)
--------------------------------------------------------------------------------------------
Net cash from operating activities                                  106,589         116,239
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (55,042)        (45,843)
Decommissioning funding                                             (12,930)        (11,749)
Purchase of other property and equipment                               (233)            (95)
Other                                                                 3,868           2,225
--------------------------------------------------------------------------------------------
Net cash used for investing activities                              (64,337)        (55,462)
============================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper                          118,000         166,600
Redemptions of commercial paper                                    (108,500)       (182,600)
Redemptions of first mortgage bonds                                 (50,000)              -
Equity infusion from parent                                          34,000               -
Dividend to parent                                                        -         (10,000)
Preferred stock dividends                                            (2,333)         (2,333)
Common stock dividends                                              (35,009)        (34,293)
--------------------------------------------------------------------------------------------
Net cash used for financing activities                              (43,842)        (62,626)
============================================================================================
Net decrease in cash and equivalents                                 (1,590)         (1,849)
Cash and equivalents at beginning of period                           3,921           4,165
============================================================================================
Cash and equivalents at end of period                             $   2,331       $   2,316
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                 $  11,485       $  19,536
Income taxes                                                         39,490          32,805
============================================================================================

The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION


============================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                          Nine Months Ended
(Thousands)                                                              September 30
                                                                     1998            1997
============================================================================================

Balance at beginning of period                                     $297,489        $291,740
Add Net income                                                       46,756          48,230
--------------------------------------------------------------------------------------------
                                                                    344,245         339,970
--------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                            2,333           2,333
Dividends declared on common stock                                   35,009          34,293
Dividend to parent                                                        -          10,000
--------------------------------------------------------------------------------------------
                                                                     37,342          46,626
--------------------------------------------------------------------------------------------

Balance at end of period                                           $306,903        $293,344
============================================================================================

The accompanying notes are an integral part of these statements.

                WPS RESOURCES CORPORATION AND SUBSIDIARIES
                   WISCONSIN PUBLIC SERVICE CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998


NOTE 1.  FINANCIAL INFORMATION
______________________________

The foregoing consolidated financial statements have been prepared by WPS Resources Corporation ("WPSR") and Wisconsin Public Service Corporation ("WPSC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. WPSR and WPSC believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in WPSR's and WPSC's latest annual report on Form 10-K. The foregoing financial statements have been restated to give effect to the merger between WPSR and Upper Peninsula Energy Corporation ("UPEN") as if the companies had combined in the earliest period presented (refer to Note 7).

Because of the seasonal nature of WPSC's and Upper Peninsula Power Company's ("UPPCO") operations, interim results are not necessarily indicative of annual results.

NOTE 2.  SEGMENT DISCLOSURES
____________________________

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and is effective for periods beginning after December 15, 1997. WPSR will be adopting the requirements of this statement at year-end 1998. However, WPSR has not yet determined the segments which will be disclosed.

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

NOTE 4.  INTERNALLY-DEVELOPED SOFTWARE
______________________________________

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain costs related to software developed or obtained for internal use. The statement is effective for periods beginning after December 15, 1998. WPSR will be adopting the requirements of this statement in 1999. While the total impact of WPSR's adoption of this statement has not been determined, WPSC's adoption of this statement is expected to result in a reduction in operating expenses which will be considered in the ratemaking process. The capitalized software costs will then be amortized to operating expense in future years.

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

NOTE 6.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES
         ___________________________________________________________________
         OF SUBSIDIARY TRUST
         ___________________

On July 30, 1998, WPSR Capital Trust I ("Trust"), a Delaware business trust of which WPSR owns all of the outstanding $1.5 million trust common securities, issued $50.0 million of trust preferred securities to the public. The sole asset of the Trust is $51.5 million principal amount of subordinated debentures due 2038, issued by WPSR. The terms and interest payments on these debentures correspond to the terms and dividend payments on the trust preferred securities. These payments are reflected as distributions - preferred securities of subsidiary trust in the Consolidated Statement of Income and are tax deductible by WPSR. WPSR may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing distributions on the trust preferred securities to be deferred as well.

In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts. WPSR may redeem all or a portion of the debentures after July 30, 2003, requiring an equal amount of trust securities to be redeemed at face value plus accrued and unpaid distributions. WPSR has entered into a limited guarantee of payment of distributions, redemption payments, and payments in liquidation with respect to the trust preferred securities. This guarantee when taken together with WPSR's obligations under the related debentures and indenture and the applicable trust declaration, provide a full and unconditional guarantee of amounts due on the outstanding trust preferred securities.

NOTE 7.  MERGER WITH UPPER PENINSULA ENERGY CORPORATION
_______________________________________________________

Effective September 29, 1998, Upper Peninsula Energy Corporation ("UPEN") merged with and into WPSR, and UPPCO, UPEN's utility and major subsidiary, as well as other nonregulated subsidiaries, became wholly-owned subsidiaries of WPSR. The exchange of stock qualifies as a tax-free transaction and the transaction has been accounted for as a pooling of interests.

The foregoing consolidated financial statements have been restated to give effect to the merger as if the companies had combined in the earliest period presented. Certain adjustments have been made to conform the presentation of UPEN's financial information with that of WPSR. In accordance with the terms of the merger, each of the 2,950,001 outstanding shares of UPEN common stock (no par value) were converted into 0.90 shares of WPSR common stock for an additional 2,655,001 shares.

The summary below depicts selected unaudited financial data for 1998 and 1997 as reported prior to the consummation of the merger and restated to reflect the effect of the merger under the pooling of interests method.

                             SELECTED RESTATED FINANCIAL DATA

=========================================================================================
                                              WPSR             UPEN             WPSR
                                           (prior to        (prior to        (restated
                                          restatement      restatement      for pooling
                                          for pooling)     for pooling)    of interests)
(In thousands, except per share data)      unaudited        unaudited        unaudited
-----------------------------------------------------------------------------------------

FIRST QUARTER 1997
Operating revenues (1)                      $263,013          $16,303         $279,199
Net income                                  $ 18,235          $ 1,924         $ 20,159
Outstanding shares                            23,880            2,969           26,535
Basic and diluted earnings per share           $0.76            $0.65            $0.76

SECOND QUARTER 1997
Operating revenues (1)                      $191,360          $13,796         $204,820
Net income                                  $  9,571          $   666         $ 10,237
Outstanding shares                            23,875            2,969           26,530
Basic and diluted earnings per share           $0.40            $0.22            $0.39

THIRD QUARTER 1997
Operating revenues (1)                      $185,225          $14,893         $198,843
Net income                                  $ 12,903          $  (147)        $ 12,756
Outstanding shares                            23,870            2,954           26,525
Basic and diluted earnings per share           $0.54          $ (0.05)           $0.48

FOURTH QUARTER 1997
Operating revenues (1)                      $238,742          $15,112         $252,975
Net income                                  $ 13,033          $  (376)        $ 12,657
Outstanding shares                            23,866            2,950           26,521
Basic and diluted earnings per share           $0.55           $(0.12)           $0.47

YEAR-END DECEMBER 31, 1997
Operating revenues (1)                      $878,340          $60,104         $935,837
Net income                                  $ 53,742          $ 2,067         $ 55,809
Outstanding shares                            23,873            2,960           26,528
Basic and diluted earnings per share           $2.25            $0.70            $2.10

FIRST QUARTER 1998
Operating revenues (1)                      $276,809          $15,573         $291,226
Net income                                  $ 17,101          $   851         $ 17,952
Outstanding shares                            23,862            2,950           26,517
Basic and diluted earnings per share           $0.72            $0.29            $0.68

SECOND QUARTER 1998
Operating revenues (1)                      $219,620          $13,889         $232,054
Net income                                  $  9,879          $   586         $ 10,465
Outstanding shares                            23,858            2,950           26,513
Basic and diluted earnings per share           $0.41            $0.20            $0.39

THIRD QUARTER 1998
Operating revenues                                                            $247,928
Net income                                                                    $ 11,799
Outstanding shares                                                              26,509
Basic and diluted earnings per share                                             $0.45

YEAR-TO-DATE 1998
Earnings per share                                                               $1.52
=========================================================================================

(1) Restatement includes adjustment for intercompany sales

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPSR is a holding company. Approximately 85% of WPSR's assets at September 30, 1998 and approximately 63% of its revenues for the first nine months of 1998 were derived from WPSC, an electric and gas utility. All of WPSR's net income for the first nine months of 1998 was derived from WPSC and UPPCO, an electric-only utility. WPSR's wholly-owned subsidiaries include two regulated utilities, WPSC and UPPCO, and four primary nonregulated subsidiaries, WPS Energy Services, Inc. ("ESI"), WPS Power Development, Inc. ("PDI"), Upper Peninsula Building Development Company, and Penvest.

               THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

WPS RESOURCES CORPORATION OVERVIEW

WPSR's results of operations and financial position for 1997 and 1998 include the effects of the merger with UPEN which was effective September 29, 1998, and accounted for as a pooling of interests. In conjunction with this merger, WPSR has expensed transaction charges of approximately $2.7 million in 1997 and $1.6 million in 1998. These merger transaction charges consist of the following.

                                   1998              1997
                                 (million)         (million)
                                 ---------         ---------
     Investment Bankers            $0.8              $0.9
     Legal                          0.7               0.9
     Accounting                       -               0.2
     Other                          0.1               0.7
                                   ----              ----
                                   $1.6              $2.7

In addition, UPPCO, UPEN's primary subsidiary, recorded severance costs of $0.7 million in the third quarter of 1998.

WPSR's consolidated operating revenues increased from $198.8 million in the third quarter of 1997 to $247.9 million in the third quarter of 1998, or 24.7%. Net income decreased 7.8%, from $12.8 million in 1997 to $11.8 million in 1998. Basic and diluted earnings per share decreased 6.3%, from $.48 in 1997 to $.45 in 1998. The primary reasons for the decrease in earnings, as explained below, were higher other operating expenses primarily as a result of increased benefit expenses at WPSC and UPPCO, a one-time adjustment to the amortization of deferred coal contract buyout costs at WPSC, and the accrual of merger-related severance costs at UPPCO. Also contributing to lower earnings was a decrease in other income due to increased trading losses at ESI. Partially offsetting these decreases in earnings was an increase in electric utility margins.

Earnings on common stock at WPSC were $15.1 million in the third quarter of 1998 and $14.7 million in the same period of 1997. Earnings on common stock at UPPCO were $0.5 million in the third quarter of 1998 and $1.2 million in the third quarter of 1997. Nonregulated losses were $3.8 million in the third quarter of 1998 and $3.1 million in the third quarter of 1997.

OVERVIEW OF UTILITY OPERATIONS

Revenues at WPSC were $158.0 million in the third quarter of 1998 compared with $149.9 million in the third quarter of 1997, an increase of 5.4%. Earnings on common stock increased 2.7%, from $14.7 million in the third quarter of 1997 to $15.1 million in the third quarter of 1998. The primary reasons for the increase in earnings at WPSC were increased electric margins and decreased maintenance expense partially offset by increased other operating expenses.

Revenues at UPPCO were $15.9 million in the third quarter of 1998 compared with $14.9 million in the third quarter of 1997, an increase of 6.7%. Earnings on common stock were $0.5 million in the third quarter of 1998 compared with $1.2 million in the third quarter of 1997, a decrease of 58.3%. The primary reasons for the decrease in earnings at UPPCO were higher benefit costs and the expensing of $0.7 million in merger-related severance costs in the third quarter of 1998.

ELECTRIC UTILITY OPERATIONS (WPSC AND UPPCO)

WPSR's consolidated electric utility margins increased $4.7 million, or 4.9%, primarily due to increased kilowatt-hour ("Kwh") sales to WPSC customers as a result of a 97.2% increase in cooling degree days in the third quarter of 1998.

                                                Third Quarter
                                             WPSR - Consolidated
                                        ------------------------------
Electric Margins (000's)                   1998*                1997**
------------------------                   ----                 ----

Revenues                                 $146,007             $138,026
Fuel and purchased power                   45,871               42,586
                                          -------              -------

Margin                                   $100,136             $ 95,440
                                          =======              =======

Sales in Kwh (000)                      3,306,208            3,115,788

 * Includes eliminations for intercompany sales of $2.0 million and intercompany purchases of $2.1 million, or 78,919,000 Kwh.

** Includes eliminations for intercompany sales of $1.3 million and intercompany purchases of $1.3 million, or 60,462,000 Kwh.

                                 Third Quarter            Third Quarter
                                     WPSC                     UPPCO
                            -----------------------   ----------------------
Electric Margins (000's)      1998          1997        1998          1997
------------------------      ----          ----        ----          ----

Revenues                    $132,107      $124,408    $15,915       $14,923
Fuel and purchased power      42,550        38,540      5,404         5,322
                             -------       -------     ------        ------

Margin                      $ 89,557      $ 85,868    $10,511       $ 9,601
                             =======       =======     ======        ======

Sales in Kwh (000)         3,177,521     2,969,193    207,606       207,057

WPSR consolidated electric utility revenues increased $8.0 million, or 5.8%. Electric revenues at WPSC increased $7.7 million, or 6.2%, largely due to increased revenues of $4.2 million from WPSC's residential customers and $3.4 million from WPSC's commercial and industrial customers as a result of the warmer weather.

WPSR consolidated electric utility production fuel expense increased
$2.4 million, or 8.2%. Electric production fuel expense at WPSC increased $2.4 million, or 8.4%, primarily due to increased combustion turbine fuel expense of $1.8 million and increased steam fuel expense of $0.7 million reflecting higher energy demands in the third quarter of 1998 due to the warmer weather.

WPSR consolidated utility purchased power expense increased $0.9 million, or 6.8%. Purchased power expense at WPSC increased $1.6 million, or 16.4%, primarily due to increased prices of purchases in the third quarter of 1998.

GAS UTILITY OPERATIONS (WPSC)

WPSC's gas margins remained relatively stable between the third quarter of 1997 and the third quarter of 1998.

                                                  Third Quarter
                                          -----------------------------
Gas Margins (000's)                          1998                1997
-------------------                          ----                ----

Revenues                                   $25,890              $25,518
Purchase costs                              17,235               17,123
                                            ------               ------

Margin                                     $ 8,655              $ 8,395
                                            ======               ======

Volume in therms (000)                      96,586               90,713

There was no significant variance between gas operating revenues and gas purchase costs in the third quarter of 1998 compared with those in the third quarter of 1997.

Under current regulatory practice, the Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause ("PGAC").

OTHER UTILITY EXPENSES/INCOME (WPSC AND UPPCO)

Other operating expenses at WPSC increased $4.7 million, or 15.6%, due to increased administrative costs of $2.7 million primarily related to higher benefit expenses and to a $1.5 million one-time adjustment to the amortization of deferred coal contract buyout costs due to regulatory treatment by the PSCW.

Other operating expenses at UPPCO increased $1.4 million, or 39.9%, due to the expensing of $0.7 million in merger-related severance costs and to higher benefit expenses.

Maintenance expense at WPSC decreased $1.3 million, or 13.8%, as a result of maintenance of fossil fuel plants which had occurred during the third quarter of 1997.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations primarily consist of the gas and electric sales of ESI, an energy marketing subsidiary. Nonregulated operations also include those of the WPSR stand-alone company and those of PDI which develops electric generation projects, invests in generating projects, and provides services to the electric power generation industry. Nonregulated operations experienced a loss of $3.8 million in the third quarter of 1998 compared with a loss of $3.1 million in the third quarter of 1997. Although nonregulated margins continue to be positive, losses are being experienced due to gas trading losses and expenses associated with the expansion of customer base.

NONREGULATED MARGINS

Both the gas and the electric margins at ESI increased slightly in the third quarter of 1998.

Nonregulated energy and other operating revenues increased $40.7 million, or 115.3%, from $35.3 million in 1997 to $76.0 million in 1998. The increase in nonregulated energy revenues consisted largely of increased gas revenues at ESI of $31.5 million, or 92.3%, as a result of sales volume growth and expansion to additional geographical areas. Electric revenues at ESI increased $8.5 million, also as a result of sales volume growth.

Nonregulated energy cost of sales increased from $33.2 million in 1997 to $74.3 million in 1998, an increase of $41.1 million, or 123.8%. This increase was primarily due to increased gas purchases and purchased power of $32.0 million and $8.1 million, respectively, at ESI as a result of customer growth and increased sales.

OTHER NONREGULATED EXPENSES/INCOME

Operating expenses decreased $1.3 million for the WPSR stand-alone company primarily due to expensing of fewer merger transaction costs in the third quarter of 1998 than in the third quarter of 1997. Other nonregulated operating expenses increased $1.1 million. Other operating expenses at ESI increased $0.7 million, or 42.2%, due to expansion of the business. Other operating expenses at PDI increased $0.4 million, or 45.5%, due to additional project expenses.

Other income (losses) at the nonregulated subsidiaries included gas trading losses at ESI of $0.9 million in the third quarter of 1998 compared with gas trading losses of $0.4 million in the third quarter of 1997. In addition, ESI experienced electric trading losses of $1.0 million in the third quarter of 1998 largely as a result of the unprecedented market volatility in the electric trading market that occurred in this period.

              NINE MONTHS 1998 COMPARED WITH NINE MONTHS 1997

WPS RESOURCES CORPORATION OVERVIEW

WPSR consolidated revenues increased from $682.9 million in the first nine months of 1997 to $771.2 million in the first nine months of 1998, or 12.9%. Net income for the period decreased 6.9%, from $43.2 million in 1997 to $40.2 million in 1998. Basic and diluted earnings per share decreased 6.7%, from $1.63 in 1997 to $1.52 in 1998. The primary reason for the decrease in earnings at WPSR was a decrease in other income due to higher electric and gas trading losses of $3.7 million at ESI and the fact that WPSC recorded a $2.7 million one-time gain from the sale of nonutility property in the second quarter of 1997. Also contributing to the decrease in earnings were an increase in other operating expenses primarily due to increased benefit expenses of $3.1 million at WPSC and a decrease in utility gas margins resulting from mild weather in the first two quarters of 1998. Partially offsetting these decreases in earnings were increased electric utility margins largely as a result of increased prices to WPSC's wholesale and economic buy-through customers during a period of abnormally warm weather in the latter part of the second quarter of 1998 and increased sales to WPSC's residential and small commercial and industrial customers during the third quarter of 1998.

Earnings on common stock at WPSC were $44.4 million for the first nine months of 1998 and $45.9 million for the same period in 1997. Earnings on common stock at UPPCO were $2.3 million for the first nine months of 1998 and $3.8 million for the first nine months of 1997. Nonregulated losses were $6.5 million for the first nine months of 1998 and $6.5 million for the first nine months of 1997.

OVERVIEW OF UTILITY OPERATIONS

Revenues at WPSC were $485.7 million for the first nine months of 1998 compared with $515.1 million for the same period in 1997, a decrease of 5.7%. Earnings on common stock decreased 3.3% from $45.9 million in the first nine months of 1997 to $44.4 million in the same period of 1998. The primary reasons for the decrease in earnings at WPSC were an increase in other operating expenses, a decrease in other income, a decrease in gas margins, an increase in depreciation and decommissioning expenses, and an increase in maintenance expense. Partially offsetting these decreases was an increase in electric margins.

Revenues at UPPCO were $45.4 million for the first nine months of 1998 and $45.1 million for the same period in 1997. Earnings on common stock decreased 39.5%, from $3.8 million in the first nine months of 1997 to $2.3 million in the first nine months of 1998. The primary reasons for the decrease in earnings at UPPCO were the expensing of merger-related severance costs and increased benefit costs in the third quarter of 1998.

ELECTRIC UTILITY OPERATIONS (WPSC AND UPPCO)

WPSR's consolidated electric utility margins for the first nine months of 1998 increased $8.9 million, or 3.2%, primarily as the result of increased prices to WPSC's wholesale and economic buy-through customers during a period of abnormally warm weather in the second quarter of 1998 and increased sales to WPSC's residential and small commercial and industrial customers during the third quarter of 1998. Partially offsetting the increase in electric margins in the first nine months of 1998 was the impact of a PSCW rate order on WPSC which was effective for the entire first nine months of 1998 but was only effective in 1997 for the period after February 21, 1997. This order authorized an 8.1% electric revenue reduction.

                                                  Nine Months
                                              WPSR - Consolidated
                                        ------------------------------
Electric Margins (000's)                   1998*                1997**
------------------------                   ----                 ----

Revenues                                 $410,721             $408,899
Fuel and purchased power                  126,001              133,093
                                          -------              -------

Margin                                   $284,720             $275,806
                                          =======              =======

Sales in Kwh (000)                      9,189,539            9,007,180

 * Includes eliminations for intercompany sales of $4.7 million and intercompany purchases of $4.6 million, or 185,379,000 Kwh.

** Includes eliminations for intercompany sales of $1.8 million and intercompany purchases of $1.7 million, or 75,752,000 Kwh.

                                 Nine Months              Nine Months
                                    WPSC                     UPPCO
                           -----------------------   ----------------------
Electric Margins (000's)     1998          1997        1998          1997
------------------------     ----          ----        ----          ----

Revenues                   $369,971      $365,635    $45,413       $45,063
Fuel and purchased power    115,095       119,248     15,491        15,573
                            -------       -------     ------        ------

Margin                     $254,876      $246,387    $29,922       $29,490
                            =======       =======     ======        ======

Sales in Kwh (000)        8,748,125     8,447,435    626,793       635,497

WPSR consolidated electric utility revenues increased $1.8 million, or 0.4%. Electric revenues at WPSC increased $4.3 million, or 1.2%, primarily due to a 4.0% increase in Kwh sales to WPSC's residential customers and a 5.4% increase in Kwh sales to WPSC's small commercial and industrial customers as the result of a 108.5% increase in cooling degree days in the first nine months of 1998. Also included in 1998 electric revenues are surcharge revenues at WPSC of $3.8 million related to the recovery of the deferred costs for the 1997 Kewaunee Nuclear Power Plant ("Kewaunee") steam generator repairs. Partially offsetting these increases to revenues were the electric rate reduction and a $1.0 million refund of WPSC's transmission revenues as the result of a FERC settlement related to open access transmission tariff rates.

WPSR consolidated electric utility production fuel expense increased
$3.1 million, or 3.8%. WPSC electric utility production fuel expense increased $3.2 million, or 3.9%, primarily as a result of increased nuclear fuel expense of $3.4 million. Kewaunee was out of service in the first six months of 1997 as the result of an extended outage to repair steam generators, thus, the higher nuclear fuel expense in the first nine months of 1998. WPSC is currently the operator and 41.2% owner of Kewaunee.

WPSR's consolidated utility purchased power expense decreased $10.2 million, or 19.5%. Purchased power expense at WPSC decreased $7.3 million, or 19.0%, primarily due to decreased purchase requirements in the first nine months of 1998. Purchase requirements at WPSC in the first nine months of 1997 were higher due to lack of production at Kewaunee in the first and second quarters of 1997 as a result of an extended outage.

GAS UTILITY OPERATIONS (WPSC)

Gas margins at WPSC decreased $2.3 million in the nine months of 1998, or 5.1%, primarily due to a 23.1% reduction in heating degree days.

                                                    Nine Months
                                          ------------------------------
Gas Margins (000's)                          1998               1997
-------------------                          ----               ----

Revenues                                   $115,762            $149,424
Purchase costs                               73,234             104,616
                                            -------             -------

Margin                                     $ 42,528            $ 44,808
                                            =======             =======

Volume in therms (000)                      434,315             476,079

Gas operating revenues decreased $33.7 million, or 22.5%. This decrease was due to unusually mild winter and spring weather in the first six months of 1998 resulting in lower gas therm sales for the first nine months of 1998 of 8.8%. Also contributing to the decrease in gas operating revenues was a reduction in revenues of $7.5 million for refunds from ANR Pipeline Company which WPSC passed on to its gas customers in the second quarter of 1998.

Gas purchase costs decreased $31.4 million, or 30.0%. This decrease was due to reduced customer demand as a result of the mild weather during the first six months of 1998. Also contributing to the decrease in gas costs was a $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the second quarter of 1998. Under current regulatory practice, the PSCW allows WPSC to pass changes in the cost of gas on to customers through a PGAC.

OTHER UTILITY EXPENSES/INCOME (WPSC AND UPPCO)

Other operating expenses at WPSC increased $3.7 million, or 3.7%, primarily due to higher benefit costs in the first nine months of 1998.

Other operating expense at UPPCO increased $1.3 million primarily as the result of the accrual of $0.7 million in merger-related severance expense in the third quarter of 1998 and higher benefit costs.

Maintenance expense at WPSC increased $1.3 million, or 4.1%, primarily as a result of increased expenses at Kewaunee during the first six months of 1998. This increase was due to the recognition of 1997 deferred expenses for Kewaunee steam generator repairs in the second quarter of 1998. The PSCW approved deferral of the repairs in 1997, the cost of which has been collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge. Partially offsetting the recognition of these deferred expenses were decreased electric and transmission maintenance costs and decreased non-nuclear maintenance expenses.

Depreciation and decommissioning expenses at WPSC increased $1.5 million, or 2.7%, due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs. Accelerated recovery of investment and funding began on February 21, 1997 and, therefore, was effective for the entire first nine months of 1998 but only a portion of the first nine months of 1997.

Other income at WPSC decreased $2.5 million, or 35.3%, primarily due to one-time gains on sales of nonutility property which occurred in the second quarter of 1997. These gains represented an increase in earnings for the first nine months of 1997 of approximately $0.07 per share.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations experienced a loss of $6.5 million in the first nine months of 1998 compared with a loss of $6.5 million in the first nine months of 1997. Although nonregulated margins continue to grow, losses are being experienced due to gas and electric trading losses and expenses associated with the expansion of customer base.

NONREGULATED MARGINS

Gas margins at ESI increased $1.2 million from $1.5 million in the first nine months of 1997 to $2.7 million in the first nine months of 1998. Electric margins at ESI remained fairly stable.

Nonregulated energy and other operating revenues increased $120.2 million, or 96.5%, from $124.5 million in 1997 to $244.7 million in 1998. The increase in nonregulated energy revenues consisted largely of increased gas revenues at ESI of $107.4 million, or 91.4%, as a result of sales volume growth and expansion to additional geographical areas. Electric revenues at ESI increased $12.8 million, or 271.8%, also as a result of sales volume growth.

Nonregulated energy cost of sales increased from $119.8 million in 1997 to $239.0 million in 1998, an increase of $119.2 million, or 99.5%. This increase was primarily due to increased gas purchases and purchased power of $106.3 million and $12.4 million, respectively, at ESI as a result of customer growth and higher costs of purchases.

OTHER NONREGULATED EXPENSES/INCOME

Other nonregulated operating expenses decreased $1.5 million. Other operating expenses at ESI increased $0.4 million, or 6.8%, due to expansion of the business. Other operating expenses at PDI decreased $1.4 million, or 32.2%, due to lower project expenses.

Other income at WPSR included a dividend on a venture capital investment of $2.0 million in the first quarter of 1998 compared with $0.2 million in the first quarter of 1997. Other income (losses) at the nonregulated subsidiaries included gas trading losses at ESI of $3.2 million and $0.5 million in the first nine months of 1998 and 1997, respectively. Also included at ESI were $1.1 million in electric trading losses in the first nine months of 1998 primarily due to losses in the third quarter related to the unprecedented market volatility in the electric trading market.

                            FINANCIAL CONDITION

WPSR made a $34.0 million equity infusion in WPSC in the second quarter of 1998. WPSC retired $50.0 million of first-mortgage bonds on July 1, 1998. Short-term borrowings increased $14.8 million during the first nine months of 1998 as a result of cash requirements in excess of internally generated funds. Pretax interest coverage was 4.63 times for the 12 months ended
September 30, 1998 for WPSC. WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

WPSC makes large investments in capital assets. Utility construction expenditures are expected to continue in the $75.0 million to $90.0 million range annually during the 1998 through 2000 period. This does not include expenditures for the replacement of Kewaunee steam generators. WPSC's share of steam generator replacement, at a 59.0% ownership level, will be approximately $53.5 million in year of occurrence dollars.

In addition, other capital requirements for WPSC during the three-year period include Kewaunee decommissioning trust fund contributions of approximately $30.0 million.

On July 30, 1998, WPSR Capital Trust I ("Trust"), a Delaware business trust of which WPSR owns all of the outstanding $1.5 million trust common securities, issued $50.0 million of trust preferred securities to the public. The sole asset of the Trust is $51.5 million of WPSR subordinated debentures due 2038. The terms and dividend payments on these debentures correspond to the terms and dividend payments on the trust preferred securities.

During the next three years, WPSR may expand its leveraged employee stock ownership plan and may issue long-term debt to reduce short-term debt. The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors.

WPSC filed a rate case with the PSCW on April 1, 1998. A decision on WPSC's request for increased electric and gas rates is expected from the Commission on December 15, 1998. A final order is expected in February or March 1999. WPSC has filed for interim rate relief for the period between January 1, 1999 and the effective date of the order.

On September 29, 1998, UPEN merged with and into WPSR, and UPPCO, UPEN's utility subsidiary, became a wholly-owned subsidiary of WPSR. The exchange of stock qualifies as a tax-free transaction and the transaction has been accounted for as a pooling of interests.

On September 29, 1998, WPSC and Madison Gas and Electric Company ("MG&E") finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon steam generator replacement scheduled for the spring of 2000, will give WPSC 59.0% ownership in Kewaunee.

The arrangement provides that the book value of MG&E's share of Kewaunee could be credited against the purchase price of a planned 83-megawatt, natural gas-fired, combustion-turbine electric generating station to be built near Marinette, Wisconsin. WPSC had previously agreed to build this station for MG&E. If, for some reason, the Marinette station is not completed, the arrangement calls for WPSC to pay for MG&E's share of Kewaunee with a combination of cash and notes.

MG&E has agreed to retain certain of its obligations related to the period of time that it had been an owner of Kewaunee. MG&E will effectively transfer its nuclear decommissioning funds to WPSC to pay for MG&E's share of the currently estimated decommissioning costs of the plant. WPSC and Wisconsin Power and Light Company ("WP&L"), the joint owners of the plant after the described change in ownership, will be responsible for the decommissioning of the plant.

On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators shows that the repairs made in 1997 are holding up well and few additional repairs are needed. In addition to the inspection and repairs of the steam generator, a major overhaul is being performed on the main turbine generator. The plant should be back in operation during the first week of December 1998. On
July 2, 1998, WPSC received approval from the PSCW to defer the costs associated with the repair of the Kewaunee steam generator tubes. If the costs are significant, recovery of the deferred costs will be requested in a future rate proceeding. Minimal costs have been deferred to date.

YEAR 2000 COMPLIANCE

The Year 2000 issue arises because software programs, computer hardware, and equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in system failures or other disruptions of operations.

WPSR and its subsidiary companies are committed to eliminating or minimizing adverse effects of the Year 2000 computer compliance issue on their business operations, including the products and services provided to customers, and to maintaining WPSR's reputation as an efficient and reliable supplier of energy. WPSR, however, is unable to guarantee that there will be no adverse effects as a result of the Year 2000 computer compliance issue because many aspects of compliance are beyond WPSR's direct control.

WPSR has undertaken a program to assess Year 2000 compliance and to bring computer systems into compliance by the year 2000. All systems, including energy production and delivery systems, other embedded systems, and third party systems of suppliers are being evaluated to identify and resolve potential problems.

A Year 2000 project plan which includes awareness, inventory and assessment, remediation, testing, and implementation has been developed. The formal awareness phase of the Year 2000 project which includes understanding and communication of the issue to employees, customers, suppliers, and other affected parties has essentially been completed. The Year 2000 issue has been communicated to WPSR employees and customers via several mediums. All WPSR business unit leaders have been made aware of the Year 2000 project plan and their roles in implementing the plan. Ongoing communication and response to Year 2000 inquiries continues.

The inventory and assessment phase which includes identification of all information and non-information technology systems and of non-compliant systems, applications, and hardware, has been completed. Action plans for remediation, which includes modifications to bring systems into compliance, and action plans for testing including validation of compliance are scheduled to be completed in December of 1998. Implementation including moving modifications into production and the completion of contingency plans are scheduled for April 1999.

WPSR has hired an external consulting group to monitor the progress of its Year 2000 compliance activities. The consulting group's responsibilities include performing a status check on WPSR's ability to achieve Year 2000 compliance.

Modifications of major in-house supported systems to correct Year 2000 problems have been underway since 1996. WPSR's Information Technology Department has identified five major systems. Four of the five systems (customer information, finance, human resources, and materials management) are currently Year 2000 compliant. The remaining system (facility management) is scheduled to be in compliance by December 31, 1998.

In addition, non-information technology systems have been identified and ranked as to the risk posed by non-compliance. Non-information technology systems include computer and embedded systems related to WPSR's power plant operating, system operating, hydraulic, transmission, and other operating functions. All systems ranked as "critical," "severe" or "high" are scheduled to be Year 2000 compliant by the end of the first quarter of 1999.

In addition, WPSR is identifying, contacting, and assessing suppliers and other business partners for Year 2000 readiness, as these external parties may have the potential to impact WPSR's Year 2000 readiness. WPSR is also working to address Year 2000 issues related to all joint ownership facilities. At the present time, WPSR is not aware of problems that would materially impact the company's operations. However, WPSR has no means of ensuring that all third parties will be Year 2000 compliant in a timely manner, and the inability of these parties to successfully resolve their Year 2000 issues could have a material impact on company operations.

Total Year 2000 estimated project costs are $13.4 million. This estimate is considered reasonable and has been approved for rate recovery by the PSCW. This estimate includes internal labor costs of $5.4 million, software replacement costs for non-compliant products of $5.0 million, and contract labor costs of $3.0 million. Expenditures for the Year 2000 project have been running less than the estimate with expenses incurred through September 30, 1998, at $1.6 million. Major expenditures for hardware, software, and other equipment are expected to be made in the fourth quarter of 1998 and the first quarter of 1999.

The failure to correct a material Year 2000 problem could result in an interruption in, or the failure of, certain normal business activities or operations which could materially affect WPSR's results of operations. However, due to the general uncertainty inherent in the Year 2000 issue, WPSR is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on operations. A preliminary identification of potential risks related to the failure to be in compliance by the Year 2000 has been made. A better understanding of actual risks will be developed during the remediation, testing, and contingency planning processes. The development of WPSR's contingency planning process is intended to minimize the problems associated with these risks.

WPSR is assessing the potential impact of failure to achieve Year 2000 compliance with respect to each of the following:

- Generation availability
- System monitoring and control functions
- Ability to restart generators that are out of service for planned or unplanned outages
- Company-owned voice/data communications
- Transmission facilities
- System protection
- Critical operating data (i.e., plant data)
- Electric and gas distribution systems
- Pipelines constraints to the supply or pressure of natural gas
- Major support systems

Contingency plans for dealing with Year 2000 issues will be developed by April 1999 for each application that has been identified as "critical" or "severe." In addition, a proposal for a "quick response team" concept has been drafted, and a process for handling unexpected Year 2000 problems will be formalized in November 1998. A most reasonably likely worst case Year 2000 scenario will be identified and addressed by a crisis management team in early 1999. The team plans to conduct a crisis management drill using a Year 2000 scenario.

                        Part II.  OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

WPSR/UPEN MERGER

WPSR and UPEN announced an agreement to merge on July 10, 1997 and UPEN shareholders approved the merger on January 29, 1998. The merger became effective at the close of business on September 29, 1998. UPPCO, UPEN's utility subsidiary, became a wholly-owned subsidiary of WPSR. Additional discussion regarding the merger is set forth in the registrants' Current Report on Form 8-K dated September 29, 1998.

RELIABILITY

WPSC and Polsky Energy Corporation, developers of the De Pere Energy Center project, reached agreement that the 180-megawatt electric generating plant will come on line by June 1, 1999. The natural gas-fired plant, was originally expected to begin full production in the winter of 2000. Earlier this year, however, the PSCW approved acceleration of the project's completion date. This plant will increase WPSC's electrical capacity reserves for the 1999 summer electrical peak. The De Pere Energy Center is the only power plant currently under construction in Wisconsin.

WPSC filed a construction authorization application with the PSCW on September 18, 1998 for a nine-megawatt wind energy project to meet its portion of a renewable energy state mandate in the Electric Reliability Bill (1997 Wis. Laws 204). The proposed $10.3 million construction project covers construction of 14 wind turbines on leased private land in the northern Kewaunee County Township of Lincoln. WPSC plans to have the units installed and operating by July 1, 1999.

KEWAUNEE NUCLEAR POWER PLANT

Kewaunee was shut down for refueling on October 17, 1998. During refueling, the steam generator tubes have been checked for corrosion induced cracking. The result of the inspection was that a small number of the steam generator tubes are in the process of being repaired by sleeving or have been removed from service by plugging the tube. Kewaunee is expected to return to service in the first week of December.

On September 29, 1998, WPSC and MG&E finalized arrangements for WPSC to buy MG&E's entire 17.8% share of Kewaunee. The agreement will give WPSC 59% ownership in Kewaunee. The closing is contingent upon steam generator replacement which is scheduled to occur in the spring of 2000. Additional discussion regarding steam generator replacement and ownership issues is set forth in the registrant's Current Reports on Form 8-K dated July 2, 1998 and September 29, 1998.

FERC RULING REGARDING TRANSMISSION INTERFACE

As reported in the December 31, 1997 Report on Form 10-K, Wisconsin Public Power Inc. ("WPPI") requested transmission service across the WPSC portion of the constrained Minnesota to eastern Wisconsin interface ("Interface") to serve five of WPPI's municipal customers (Sturgeon Bay, Algoma, Eagle River,

New Holstein, and Two Rivers) located in the WPSC service territory. The Interface is owned by Wisconsin Electric Power Company, (52%), WP&L (28%), and WPSC (20%). WPPI has a 1993 contract with WP&L that provides transmission service for these loads through the WP&L system.

WPSC filed a complaint with the FERC contending that WPPI and WP&L were conspiring to use the WPSC portion of the Interface capacity for a service that should use the WP&L portion of the Interface. WPPI responded with FERC complaints against both WPSC and WP&L indicating that neither had provided the necessary transmission services across the constrained Interface. WPSC and WP&L both maintained that they had previous claims to the Interface capacity consistent with the FERC's first-come-first-served transmission scheduling process.

On May 27, 1998, the FERC rejected WPSC's arguments that the transmission service requested by WPPI should be denied. WPSC had argued that WPPI's request violates certain contractual agreements between WPPI and WP&L and that there was insufficient available transmission capacity to provide the requested service. The FERC ruled that it is not within WPSC's authority as a provider of transmission service to deny service on the basis of interpretations of contracts between other utilities. In addition, the FERC stated that it considered WPSC's available transmission capacity calculation to be flawed because it reserved 176 megawatts of service for itself by designating unexercised option contracts as network resources.

The FERC, therefore, directed WPSC to release 42 megawatts of transmission capacity to WPPI and 40 megawatts of transmission capacity to MG&E. The FERC did not require WPSC to join an Independent System Operator ("ISO") noting Wisconsin's legislative requirements for ISO membership.

The FERC also required WPSC to enter into alternative dispute resolution procedures with interested customers to establish protocols for dissemination of transmission information, including calculation of the available transmission capacity.

On June 11, 1998, WPSC filed a motion with the FERC for an emergency stay of the requirement to release the 176 megawatts of available transmission capacity pending rehearing of the FERC's May 27, 1998 order. On June 26, 1998, WPSC filed for rehearing of the FERC's May 27, 1998 order. WPPI and MG&E filed objections to both the stay and rehearing requests. On July 29, 1998, the FERC issued its rehearing order which resolved both the stay and rehearing requests by acknowledging that the WPSC contracts for network resources were valid and in accordance with FERC Order 888 and the WPSC open access transmission tariff. The FERC held that WPSC's contract with Manitoba Hydro for 50 megawatts of capacity and energy had higher priority than the WPPI or MG&E requests for transmission service. The FERC also held that WPSC's contract with Northern States Power for 150 megawatts of capacity and energy had a lower priority than the WPPI request but a higher priority than the MG&E request and awarded WPPI the rights to the 42 megawatts of the Interface capacity from WPSC or WP&L. The FERC also established that WPSC has rights to the remaining 134 megawatts based on its network resource contracts. Subsequent to this order, WPSC and WPPI have come to an agreement that WPPI will not take the 42 megawatts over the WPSC portion of the Interface. That comprehensively settles the respective claims of WPSC and WPPI associated with

WPSC's transmission tariff administration with respect to WPSC's share of transmission capacity on the Interface.

The FERC also addressed WPSC's adjustment to available transmission capacity to account for a capacity benefit margin. The capacity benefit margin reserves transmission capability across the Interface to meet generation reliability requirements. The FERC did not direct WPSC to eliminate the capacity benefit margin, but directed WPSC to file revised transmission tariff provisions reflecting the capacity benefit margin concept and to perform an economic evaluation of capacity benefit margin versus other uses of the transmission system. On July 20, 1998, WPSC filed a revision to its open access transmission tariff which describes its capacity benefit margin methodology and testimony that explains the economic evaluation of capacity benefit margin. The FERC noticed this filing on July 29, 1998 and stated that comments were due by August 7, 1998. MG&E and WPPI filed a motion for a delay in the due date for the comments. WPSC has supported this motion in order to provide a complete record in this important matter. The FERC granted the delay, and MG&E and WPPI filed their comments on August 21, 1998. WPSC responded to the MG&E and WPPI comments on September 8, 1998. MG&E and WPPI answered the WPSC response on September 23, 1998. It is expected that the FERC will issue an order on the capacity benefit margin issue by late-fall of 1998. This ruling could have significant consequences for the reliability and economics of generation reserves in the Midwest and elsewhere.

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

              A Current Report on Form 8-K dated September 29, 1998 filed by WPS Resources Corporation and Wisconsin Public Service Corporation on October 6, 1998. The report included under
              Item 5 the announcement of completion of the merger of Upper Peninsula Energy Company and WPS Resources Corporation effective at the close of business on September 29, 1998 and the finalization of an arrangement for Wisconsin Public Service Corporation to buy Madison Gas & Electric Company's share of the Kewaunee Nuclear Power Plant.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WPS Resources Corporation



Date:  November 12, 1998                           /s/ Diane L. Ford
                                            _________________________________
                                                       Diane L. Ford
                                                   Controller and Chief
                                                    Accounting Officer

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



                                          Wisconsin Public Service Corporation


Date:  November 12, 1998                          /s/ Diane L. Ford
                                          ____________________________________
                                                      Diane L. Ford
                                                      Controller

                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)

                      WPS RESOURCES CORPORATION AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
                        EXHIBIT INDEX TO FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998



Exhibit No.                     Description
___________                     ___________

    11       Statement Regarding Computation of Per Share Earnings
                  WPS Resources Corporation

    27       Financial Data Schedule
                  WPS Resources Corporation
                  Wisconsin Public Service Corporation