Form 10-K
period 1998-12-31
WPS RESOURCES CORP
filed 1999-03-24
CIK 916863

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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
                  P. O. Box 19001
                  Green Bay, WI 54307-9001
                  920-433-4901

  1-3016          WISCONSIN PUBLIC SERVICE CORPORATION         39-0715160
                  (A Wisconsin Corporation)
                  700 North Adams Street
                  P. O. Box 19001
                  Green Bay, WI 54307-9001
                  920-433-1598


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

                             Rights to purchase       New York Stock Exchange
                             Common Stock pursuant
                             to Rights Agreement
                             dated December 12, 1996

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

WISCONSIN PUBLIC SERVICE CORPORATION

               Preferred Stock, Cumulative, $100 par value
                   5.00% Series         6.76% Series
                   5.04% Series         6.88% Series
                   5.08% Series


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


State the aggregate market value of the voting stock held by nonaffiliates of
-----------------------------------------------------------------------------
the Registrant.
---------------

          WPS RESOURCES CORPORATION

                   $806,498,927 as of March 22, 1999

          WISCONSIN PUBLIC SERVICE CORPORATION

                   None


Number of shares outstanding of each class of common stock, as of December 31,
------------------------------------------------------------------------------
1998
----

WPS RESOURCES CORPORATION               Common Stock, $1 par value,
                                        26,551,405 shares

WISCONSIN PUBLIC SERVICE CORPORATION    Common Stock, $4 par value,
                                        23,896,962 shares. WPS Resources
                                        Corporation is the sole holder of
                                        Wisconsin Public Service Corporation
                                        Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 6, 1999 is incorporated into Parts I and III.

                         WPS RESOURCES CORPORATION
                                    and
                    WISCONSIN PUBLIC SERVICE CORPORATION

                                 FORM 10-K
          ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                    For the Year Ended December 31, 1998


                             TABLE OF CONTENTS

GLOSSARY.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  vi

PART I

 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

     A. GENERAL
           WPS Resources Corporation . . . . . . . . . . . . . . . . . .   1
           Wisconsin Public Service Corporation. . . . . . . . . . . . .   1
           Upper Peninsula Power Company . . . . . . . . . . . . . . . .   2
           Regulatory Oversight. . . . . . . . . . . . . . . . . . . . .   2
           An Overview of Industry Restructuring . . . . . . . . . . . .   2
              General. . . . . . . . . . . . . . . . . . . . . . . . . .   2
              Effect on Operations . . . . . . . . . . . . . . . . . . .   3
           Regional Merger Activities. . . . . . . . . . . . . . . . . .   3
           Year 2000 Compliance. . . . . . . . . . . . . . . . . . . . .   3
           Forward-Looking Statements. . . . . . . . . . . . . . . . . .   4

     B. ELECTRIC MATTERS
           Electric Operations . . . . . . . . . . . . . . . . . . . . .   4
           Generating Capacity . . . . . . . . . . . . . . . . . . . . .   4
           Kewaunee Nuclear Power Plant. . . . . . . . . . . . . . . . .   5
              General. . . . . . . . . . . . . . . . . . . . . . . . . .   5
              Steam Generator Replacement. . . . . . . . . . . . . . . .   6
              Ownership. . . . . . . . . . . . . . . . . . . . . . . . .   6
              Formation of a Nuclear Management Company. . . . . . . . .   7
              Low-Level Radioactive Waste Storage. . . . . . . . . . . .   7
              Depreciation and Decommissioning . . . . . . . . . . . . .   7
           Fuel Supply . . . . . . . . . . . . . . . . . . . . . . . . .   8
              Electric Generation Mix. . . . . . . . . . . . . . . . . .   8
              Fuel Costs . . . . . . . . . . . . . . . . . . . . . . . .   8
              Coal . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
              Nuclear Fuel Cycle . . . . . . . . . . . . . . . . . . . .   9
              Spent Nuclear Fuel Disposal. . . . . . . . . . . . . . . .   9
              Funding Decontamination and Decommissioning of
                Federal Facilities . . . . . . . . . . . . . . . . . . .  10
           Regulatory Matters in the Wisconsin Jurisdiction  . . . . . .  11
              Industry Restructuring . . . . . . . . . . . . . . . . . .  11
              Independent System Operator. . . . . . . . . . . . . . . .  11
              Utility Affiliates . . . . . . . . . . . . . . . . . . . .  12
              Advance Plan and Strategic Energy Assessment . . . . . . .  12
              Supply Issues. . . . . . . . . . . . . . . . . . . . . . .  13
              Customer Rates . . . . . . . . . . . . . . . . . . . . . .  13

           Regulatory Matters in the Michigan Jurisdiction . . . . . . .  13
              Industry Restructuring . . . . . . . . . . . . . . . . . .  13
              Customer Rates . . . . . . . . . . . . . . . . . . . . . .  14
           Regulatory Matters in the FERC Jurisdiction . . . . . . . . .  14
              Wholesale Status . . . . . . . . . . . . . . . . . . . . .  14
              Industry Restructuring . . . . . . . . . . . . . . . . . .  15
              Customer Rates . . . . . . . . . . . . . . . . . . . . . .  15
              Transmission Interface . . . . . . . . . . . . . . . . . .  15
              Hydroelectric Licenses . . . . . . . . . . . . . . . . . .  16
           Other Matters . . . . . . . . . . . . . . . . . . . . . . . .  16
              Research and Development . . . . . . . . . . . . . . . . .  16
              Customer Segmentation. . . . . . . . . . . . . . . . . . .  16
           Electric Financial Summary. . . . . . . . . . . . . . . . . .  16
           Electric Operating Statistics . . . . . . . . . . . . . . . .  17
              Wisconsin Public Service Corporation . . . . . . . . . . .  17
              Upper Peninsula Power Company. . . . . . . . . . . . . . .  18

     C. GAS MATTERS
           Wisconsin Public Service Corporation's Gas Market . . . . . .  19
           Gas Supply. . . . . . . . . . . . . . . . . . . . . . . . . .  20
              General. . . . . . . . . . . . . . . . . . . . . . . . . .  20
              Pipeline Capacity and Storage. . . . . . . . . . . . . . .  20
              Supply Contracts . . . . . . . . . . . . . . . . . . . . .  21
           Regulatory Matters in the Wisconsin Jurisdiction. . . . . . .  21
              Industry Restructuring . . . . . . . . . . . . . . . . . .  21
              Cost Recovery Mechanism. . . . . . . . . . . . . . . . . .  22
              Customer Rates . . . . . . . . . . . . . . . . . . . . . .  22
           Regulatory Matters in the Michigan Jurisdiction . . . . . . .  22
              Industry Restructuring . . . . . . . . . . . . . . . . . .  22
              Customer Rates . . . . . . . . . . . . . . . . . . . . . .  23
           Regulatory Matters in the FERC Jurisdiction . . . . . . . . .  23
           Gas Financial Summary . . . . . . . . . . . . . . . . . . . .  24
           Gas Operating Statistics. . . . . . . . . . . . . . . . . . .  25
              Wisconsin Public Service Corporation . . . . . . . . . . .  25

     D. NONREGULATED BUSINESS ACTIVITIES
           General . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
           WPS Energy Services, Inc. . . . . . . . . . . . . . . . . . .  26
           WPS Power Development, Inc. . . . . . . . . . . . . . . . . .  27

     E. ENVIRONMENTAL MATTERS
           General . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
           Air Quality . . . . . . . . . . . . . . . . . . . . . . . . .  28
           Water Quality . . . . . . . . . . . . . . . . . . . . . . . .  29
           Gas Plant Cleanup . . . . . . . . . . . . . . . . . . . . . .  29
           Ash Disposal Site . . . . . . . . . . . . . . . . . . . . . .  30

     F. CAPITAL REQUIREMENTS . . . . . . . . . . . . . . . . . . . . . .  30

     G. EMPLOYEES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

     A. UTILITY. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
           WPSC's Facilities . . . . . . . . . . . . . . . . . . . . . .  32
           UPPCO's Facilities. . . . . . . . . . . . . . . . . . . . . .  33

     B. NONREGULATED . . . . . . . . . . . . . . . . . . . . . . . . . .  34

 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .  34

        Spent Nuclear Fuel Disposal. . . . . . . . . . . . . . . . . . .  34
        Funding Decontamination and Decommissioning of
            Federal Facilities . . . . . . . . . . . . . . . . . . . . .  34
        Environmental. . . . . . . . . . . . . . . . . . . . . . . . . .  34

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .  34

 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . .  35

     A. EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION. . . . . . . . .  35
     B. EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION . . .  36


PART II

 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .  38

        WPS Resources Corporation Common Stock Two-Year Comparison . . .  38
        Dividend Restrictions. . . . . . . . . . . . . . . . . . . . . .  38
        Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . .  39

 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . .  40

     WPS RESOURCES CORPORATION
     COMPARATIVE FINANCIAL STATEMENTS AND
     FINANCIAL STATISTICS (1994 TO 1998)

     A. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME . . .  40
     B. CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . .  41
     C. FINANCIAL STATISTICS . . . . . . . . . . . . . . . . . . . . . .  42

     WISCONSIN PUBLIC SERVICE CORPORATION
     COMPARATIVE FINANCIAL DATA AND FINANCIAL
     STATISTICS (1996 TO 1998)

     D. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .  43
     E. FINANCIAL STATISTICS . . . . . . . . . . . . . . . . . . . . . .  44

     UPPER PENINSULA POWER COMPANY
     COMPARATIVE FINANCIAL DATA AND FINANCIAL
     STATISTICS (1996 TO 1998)

     F. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .  45
     G. FINANCIAL STATISTICS . . . . . . . . . . . . . . . . . . . . . .  46

 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . .  47

         WPS RESOURCES CORPORATION . . . . . . . . . . . . . . . . . . .  47
         WISCONSIN PUBLIC SERVICE CORPORATION. . . . . . . . . . . . . .  67

 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . .  78

     WPS RESOURCES CORPORATION
     A. CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME, AND
        RETAINED EARNINGS. . . . . . . . . . . . . . . . . . . . . . . .  78
     B. CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . .  79
     C. CONSOLIDATED STATEMENTS OF CAPITALIZATION. . . . . . . . . . . .  81
     D. CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . .  82
     E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .  83
     F. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . 110

     WISCONSIN PUBLIC SERVICE CORPORATION
     G. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME . . . 111
     H. CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . 112
     I. CONSOLIDATED STATEMENTS OF CAPITALIZATION. . . . . . . . . . . . 114
     J. CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . 115
     K. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS . . . . . . . . . . 116
     L. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . 117
     M. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . 118

 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . 119


PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . 119

11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . 119

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . 119

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . 119


PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . 120

     DESCRIPTION OF DOCUMENTS. . . . . . . . . . . . . . . . . . . . . . 122
     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 129

     SCHEDULE III - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
     WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)
     A. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . 130
     B. STATEMENTS OF INCOME AND RETAINED EARNINGS . . . . . . . . . . . 131
     C. BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . 132
     D. STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . 133
     E. NOTES TO PARENT COMPANY FINANCIAL STATEMENTS . . . . . . . . . . 134

EXHIBITS

2       Asset Purchase Agreement Among Maine Public Service
        Company, Maine and New Brunswick Electrical Power
        Company, Limited and WPS Power Development, Inc.
        dated as of July 7, 1998 . . . . . . . . . . . . . . . . . . . . 135

3B-1    By-Laws of WPS Resources Corporation as in Effect
        September 1, 1998. . . . . . . . . . . . . . . . . . . . . . . . 202

3B-2    By-Laws of Wisconsin Public Service Corporation as in
        Effect September 1, 1998 . . . . . . . . . . . . . . . . . . . . 235

10F-1   WPS Resources Cororation Amended and Restated
        Deferred Compensation Plan Effective January 1, 1999
             WPS Resources Corporation . . . . . . . . . . . . . . . . . 266

11      Statement Regarding Computation of Per Share
        Earnings
             WPS Resources Corporation . . . . . . . . . . . . . . . . . 295

21      Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . 296

23      Consent of Independent Public Accountants. . . . . . . . . . . . 297

24      Powers of Attorney . . . . . . . . . . . . . . . . . . . . . . . 298

27      Financial Data Schedule
             WPS Resources Corporation . . . . . . . . . . . . . . . . . 307
             Wisconsin Public Service Corporation. . . . . . . . . . . . 308

                                  GLOSSARY


The following abbreviations and acronyms are used in the text of this Form 10-K:


Btu. . . . . . . . . . . . . . .     British thermal unit

ESI. . . . . . . . . . . . . . .     WPS Energy Services, Inc.

FERC . . . . . . . . . . . . . .     Federal Energy Regulatory Commission

ISO. . . . . . . . . . . . . . .     Independent system operator

MPSC . . . . . . . . . . . . . .     Michigan Public Service Commission

PDI. . . . . . . . . . . . . . .     WPS Power Development, Inc.

PSCW . . . . . . . . . . . . . .     Public Service Commission of Wisconsin

UPEN . . . . . . . . . . . . . .     Upper Peninsula Energy Corporation

UPPCO. . . . . . . . . . . . . .     Upper Peninsula Power Company

WPSR . . . . . . . . . . . . . .     WPS Resources Corporation

WPSC . . . . . . . . . . . . . .     Wisconsin Public Service Corporation

                                   PART I
ITEM 1.  BUSINESS

                                A.  GENERAL

                         WPS RESOURCES CORPORATION

     WPS Resources Corporation ("WPSR"), a Wisconsin Corporation, was incorporated on December 3, 1993 and operates as a holding company with both regulated utility and nonregulated business units. WPSR's principal wholly-owned subsidiaries are: Wisconsin Public Service Corporation ("WPSC"), a regulated electric and gas utility; Upper Peninsula Power Company ("UPPCO"), a regulated electric utility; and WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. ("PDI"), both nonregulated subsidiaries. WPSC, ESI, and PDI are Wisconsin corporations, while UPPCO is a Michigan corporation. WPSC, UPPCO, ESI, and PDI represent approximately 61%, 6%, 33%, and .5% of WPSR's consolidated revenues for 1998 and 84%, 8%, 5%, and 2% of WPSR's consolidated assets at December 31, 1998, respectively. All of WPSR's net income for 1998 was derived from WPSC and UPPCO.

     Effective September 29, 1998, Upper Peninsula Energy Corporation
("UPEN") merged with and into WPSR, and UPPCO, UPEN's utility and major subsidiary, as well as other nonregulated subsidiaries, became wholly-owned subsidiaries of WPSR. Each of the 2,950,001 outstanding shares of UPEN common stock (no par value) were converted into the right to receive 0.90 shares of WPSR common stock ($1.00 par value), subject to adjustment for fractional shares, as provided in the merger agreement.

     On January 12, 1999, WPS Resources Capital Corporation was formed as a wholly-owned subsidiary of WPSR. As an intermediate holding company, WPS Resources Capital Corporation became the parent of ESI and PDI and a vehicle to provide financing for ESI and PDI.

     On a stand-alone basis, WPSR incurred a net loss in 1998 of $2.0 million, compared with a net loss of $2.7 million in 1997. The 1998 and 1997 WPSR stand-alone losses were attributable primarily to expenses associated with the merger with UPEN and increased interest expense resulting from additional financing of subsidiary projects.

     Within this report, the term "utility" refers to the regulated activities of WPSC and UPPCO, while the term "nonutility" refers to the activities of WPSC and UPPCO which are not regulated. The term "nonregulated" refers to activities other than those of WPSC and UPPCO.

                    WISCONSIN PUBLIC SERVICE CORPORATION

     At December 31, 1998, WPSC served 381,136 electric retail customers and 224,058 gas retail customers in an 11,000 square-mile service territory in northeastern and central Wisconsin and an adjacent part of Upper Michigan. Additionally, WPSC provides wholesale (full or partial requirements) electric service, either directly or indirectly, to seven municipal utilities, three electric cooperatives, ten investor-owned utilities, six marketers, and one municipal joint action agency. Operating revenues in the year 1998 were derived 97% from Wisconsin customers and 3% from Michigan customers. Of total revenues in 1998, 75% were from electric operations and 25% were from gas operations. Of total electric revenues, 89% were from retail sales and 11% were from wholesale sales.

     WPSC's retail service areas are principally protected by indeterminate permits secured by statute in Wisconsin and through franchises granted by municipalities in Michigan.

                      UPPER PENINSULA POWER COMPANY

     At December 31, 1998, UPPCO served 48,272 electric customers in a
4,000 square-mile area of primarily rural countryside in Upper Michigan. Additionally, UPPCO provides wholesale (full or partial requirements) electric service, either directly or indirectly, to five municipal utilities, two electric cooperatives, and two investor-owned utilities. UPPCO derives 100% of its revenues from electric operations. Of total revenues, 92% were from retail sales and 8% were from wholesale sales.

                           REGULATORY OVERSIGHT

     WPSR is exempt from registration under the Public Utility Holding Company Act of 1935, as amended, but is subject to the various requirements and prohibitions of the Wisconsin Public Utility Holding Company Act.

     Utility rates, service, and securities issues of WPSC are subject to regulation by the Public Service Commission of Wisconsin ("PSCW"); and WPSC and UPPCO are both subject to the jurisdiction of the Michigan Public Service Commission ("MPSC"). WPSC and UPPCO are also subject to regulation of their wholesale electric rates, hydroelectric projects, and certain other matters by the Federal Energy Regulatory Commission ("FERC"). Both WPSC and UPPCO are subject to limited regulation by local authorities. WPSC and UPPCO follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and, therefore, their financial statements reflect the different ratemaking principles of the various jurisdictions. The impacts of utility regulation also are reflected, through consolidation, in the financial statements of WPSR. Utility revenues by jurisdiction include: the PSCW 81%, the MPSC 11%, and the FERC 8%. The operation of the Kewaunee Nuclear Power Plant is subject to the jurisdiction of the Nuclear Regulatory Commission.

                  AN OVERVIEW OF INDUSTRY RESTRUCTURING

GENERAL

     In April 1994, the FERC issued Order 888 on open access electric transmission and stranded cost recovery due to wholesale competition.
Order 888 directs the creation of power pools and independent system operators ("ISOs") to meet the open access requirements and principles.

     An ISO is an independent third party that would regulate on a "real-time" basis the operation of the transmission systems in a defined geographic area. With most ISOs, the transmission system assets may be retained by the electric utilities. The ISO would monitor the generation, transmission, and distribution systems, direct the operations of transmission facilities, administer open access transmission tariffs, and direct generation redispatch. Some believe that an ISO may also own transmission assets.

     An independent transmission company is an alternative to an ISO. An independent transmission company would perform functions that are similar to an ISO; however, an independent transmission company would also own the transmission assets. The FERC has jurisdiction in setting prices for both ISOs and independent transmission companies.

     In April 1994, the FERC also issued Order 889 which requires that public utilities develop a system to communicate information about their transmission systems and services electronically to all potential customers at the same time. WPSC is included in the system created by the Mid-America Interconnected Network, commonly known as MAIN, one of the existing electric reliability regions in the United States.

EFFECT ON OPERATIONS

     Industry restructuring will create competitive markets which could make the recovery of investment dollars in customer rates less certain. Management, however, believes that its utility assets will continue to be recoverable under such conditions.

     Management expects that increased competition in a deregulated environment will put greater emphasis on managing costs and put pressure on operating margins at WPSC and UPPCO. Management also believes that no significant changes to depreciable lives of WPSC's and UPPCO's capital assets would be necessary in a competitive environment. At this time, management cannot predict the ultimate results of deregulation.

                        REGIONAL MERGER ACTIVITIES

     Industry restructuring has been accompanied by merger activity in the region which could impact the competitive environment. Mergers and acquisitions may be a means to gain an advantage in a competitive environment. Recently, mergers have occurred between WPSR and UPEN, as previously described, and between WPL Holdings, Inc., IES Industries, Inc., and Interstate Power Company. Additionally, Wisconsin Energy Corporation acquired ESELCO, Inc., the parent company of the Edison Sault Electric Company. No new Wisconsin utility mergers or acquisitions were announced in 1998.

                           YEAR 2000 COMPLIANCE

     The Year 2000 issue arises because date sensitive computer software or embedded chips may not recognize a date using "00" as 2000. This may result in system failures or disruption of operations.

     WPSR has undertaken a program to assess the Year 2000 issue and to bring computer systems into compliance by the year 2000. All systems, including energy production and delivery systems, other embedded systems, and third party systems of suppliers are being evaluated to identify and resolve potential problems.

     A Year 2000 plan has been developed and communicated to employees, customers, suppliers, and other affected parties which includes awareness, inventory and assessment, remediation, testing, and implementation. The inventory and assessment phase has been completed. Action plans for remediation have been completed. Five major systems of the company (customer information, finance, human resources, materials management, and facility management) are currently Year 2000 compliant. Other critical systems are expected to be compliant by the end of the first quarter of 1999. Worst case scenarios and contingency plans are being developed.

     The most recent estimated future internal labor and third party cost of Year 2000 compliance is approximately $9.0 million. See further discussion regarding Year 2000 compliance in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION on page 72.

                       FORWARDING-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The statements speak of plans, goals, beliefs, or expectations of WPSR, WPSC, and their subsidiaries, refer to estimates, or use similar terms. Although WPSR, WPSC, and their subsidiaries believe that their expectations are based on reasonable assumptions, no assurance can be given that actual results may not differ materially from those in the forward-looking statements included in this report for reasons that include: the speed and degree to which competition enters the electric and natural gas industries; state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery, and have an impact on rate structures; the economic climate and industrial, commercial, and residential growth in areas served by WPSC, UPPCO, and ESI; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; conditions in the capital markets; growth in opportunities for ESI and PDI; and the impact of the Year 2000 issue.

     A forward-looking statement speaks only as of the date on which such statement is made, and WPSR does not undertake to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for WPSR, WPSC, or their subsidiaries to predict all such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.


                           B.  ELECTRIC MATTERS

                           ELECTRIC OPERATIONS

     The largest Wisconsin communities served by WPSC at the electric retail level are the cities of Green Bay, Oshkosh, Wausau, and Stevens Point. The largest Michigan community served by UPPCO at the electric retail level is the area of Houghton/Hancock.

                           GENERATING CAPACITY

     In 1998, WPSC reached a firm net design peak of 1,606 megawatts on July 14. Net design peak relates to the 10:00 a.m. to 3:00 p.m. period which is the period most relevant for capacity planning purposes. WPSC reached a firm net actual peak of 1,685 megawatts on July 13. During the actual peak, transactions outside WPSC included firm purchases of 132 megawatts and firm sales of 38 megawatts. Planned generator capability for the 1998 summer period was 1,780 megawatts. WPSC's future supply reserves are estimated to be above the planning criteria of 18% minimum reserves for 1999 and 2000.

     See "UTILITY" in Part I, Item 2, PROPERTIES, at page 32 for information concerning the generation facilities of WPSC and UPPCO.

     During 1997, the PSCW authorized De Pere Energy LLC, an affiliate of Polsky Energy Corporation, an independent power producer, to build the De Pere Energy Center, a 179-megawatt combustion turbine generating facility that is scheduled to be operational on June 1, 1999. The energy center will be converted to a combined-cycle unit with a summer rating of 233 megawatts on or after the fifth year of operation, pursuant to the requirements of WPSC's 25-year contract with De Pere Energy LLC to purchase capacity and energy from the center. A combined-cycle unit is a type of combustion turbine in which the hot exhaust gases pass through a heat recovery steam generator to produce steam that drives a steam turbine generator which produces approximately one-third of the power generated. WPSC will furnish the natural gas fuel for the facility pursuant to existing gas tariffs. The energy center will be operated by SkyGen Services LLC, an operating subsidiary of Polsky Energy Corporation. See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 10, Commitments and Contingencies, at page 101, regarding "Long-Term Power Supply." WPSC has contracted for combustion turbine peaking capacity from the De Pere Energy Center beginning June 1, 1999.

     In 1998, 89% of UPPCO's total energy requirements were purchased; the remainder was supplied by hydroelectric and combustion turbine facilities owned by UPPCO. During 1998, UPPCO purchased firm power of 50 megawatts and 15 megawatts from Commonwealth Edison and WPSC, respectively. In addition, UPPCO purchased non-firm power from WPSC, WP&L, and others. The purchase from Commonwealth represented 50% of UPPCO's total energy requirements in 1998.
The purchase contracts are effective through December 31, 1999. UPPCO has contracted for 65 megawatts of capacity and energy from WPSC for the years 2000, 2001, and 2002.

     WPSC has begun construction of a 9-megawatt wind plant. The project consists of 14 wind turbines installed on private farmlands located in the Town of Lincoln in Kewaunee County, Wisconsin. The wind plant is expected to be on-line by June 30, 1999 at an estimated cost of $10.3 million.

      WPSC owns 33.1% of the outstanding capital stock of Wisconsin River Power Company which owns and operates two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of approximately 39 megawatts.

                       KEWAUNEE NUCLEAR POWER PLANT

GENERAL

     The Kewaunee Nuclear Power Plant is a pressurized water reactor plant with a name plate capacity of 562 megawatts. It is operated by WPSC and is jointly owned by WPSC (41.2%), Wisconsin Power and Light Company (41.0%), and Madison Gas and Electric Company (17.8%). The plant's operating license expires in 2013.

     Kewaunee has achieved the Institute of Nuclear Power Operations' top rating for the seventh time. The Institute of Nuclear Power Operations is an industry group formed in 1979 to promote excellence in the nuclear industry.

STEAM GENERATOR REPLACEMENT

     On April 7, 1998, the PSCW approved WPSC's application for the replacement of the two steam generators at the Kewaunee Nuclear Power Plant. The total cost of replacing the steam generators could be approximately $90.7 million. Pending settlement of ownership issues with Madison Gas and Electric Company, WPSC's share of the cost may be as much as $53.5 million. The replacement work is being planned for mid-year of 2000 and will take approximately 60 days.

     On October 17, 1998, the plant was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that the repairs made to the tubes in 1997 are holding up well and few additional repairs were needed. In addition to the inspection and repair of the steam generators, a major overhaul was performed on the main turbine generator. After an outage duration of 42 days, the plant was restarted and returned to service on November 27, 1998.

OWNERSHIP

     On September 29, 1998, WPSC and Madison Gas and Electric Company finalized an agreement in which WPSC will acquire Madison Gas and Electric Company's 17.8% share of the Kewaunee Nuclear Power Plant. This agreement, the closing of which is contingent upon regulatory approvals and steam generator replacement, will give WPSC 59.0% ownership in the plant. The other co-owner, Wisconsin Power and Light Company, will maintain its current ownership interest in Kewaunee and will support the replacement of the steam generators.

     The agreement provides for WPSC to pay Madison Gas and Electric Company its depreciated book value for its share of the plant. Madison Gas and Electric Company will also provide to WPSC a fully funded decommissioning account. WPSC will then assume responsibility for 59% of the costs of decommissioning the plant. Madison Gas and Electric Company retains its obligation for its share of the costs of final disposal of spent nuclear fuel created up to the time of ownership transfer. The agreement also provides Madison Gas and Electric Company an option to purchase power from WPSC for two years following the date of ownership transfer. The amount of power involved in this option is approximately equal to Madison Gas and Electric Company's current share of the power generated by the plant.

     WPSC has also entered into an agreement with Madison Gas and Electric Company whereby WPSC will construct and operate for Madison Gas and Electric Company an 83-megawatt combustion turbine at WPSC's West Marinette site in northeastern Wisconsin. In entering this agreement, the utilities agreed that the amount owed by WPSC to Madison Gas and Electric Company for the Kewaunee Nuclear Power Plant asset transfer could be credited against the purchase price of the combustion turbine. The construction of the combustion turbine is expected to be completed in the second quarter of 2000. WPSC will supply gas to this unit pursuant to existing gas tariffs. If, for some reason, the Marinette station is not completed, the agreement calls for WPSC to pay for

Madison Gas and Electric Company's share of the Kewaunee Nuclear Power Plant with a combination of cash and notes.

FORMATION OF NUCLEAR MANAGEMENT COMPANY

     On February 25, 1999, Northern States Power Company, Wisconsin Electric Power Company, and WPSC announced the formation of a nuclear management company. Alliant Energy, the parent company of Wisconsin Power and Light Company, is seeking approval from the Securities and Exchange Commission to join the management company at a later date. Combined, the four utilities operate seven nuclear generating plants at five locations for a combined generating capacity of approximately 3,760 megawatts, representing between 12% and 25% of the electricity generated by the individual utilities.

     The new company was formed to sustain long-term safety, optimize reliability, and improve the operational performance of the individual nuclear generating plants. Overall plant operations will continue to be provided by the same plant personnel. The utilities will continue to own their respective plants, be entitled to energy generated at the plants, and retain the financial obligations for their safe operation, maintenance, and decommissioning. Each utility will obtain required state or federal regulatory approvals prior to its participation in the nuclear management company.

LOW-LEVEL RADIOACTIVE WASTE STORAGE

     The Midwest Compact Commission, on June 26, 1997, halted development in Ohio of a six-state, regional disposal facility for low-level radioactive waste. The Midwest Compact Commission, established to implement the federal Low Level Radioactive Waste Policy Act of 1980, cited dwindling regional waste volumes, continued access to existing disposal facilities, and potentially high development costs as the primary reasons for the decision. The Midwest Compact Commission continues to monitor the availability of disposal for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, South Carolina, continues to be available for the storage of low-level radioactive waste from the Kewaunee Nuclear Power Plant. In addition, because of technology advances, waste compaction, and the reduction of waste generated, the Kewaunee plant has on-site low-level radioactive waste storage capacity sufficient to store the amount of low-level waste expected to be generated over a 10-year period.

DEPRECIATION AND DECOMMISSIONING

     In 1997, the PSCW directed the owners of the Kewaunee Nuclear Power
Plant to develop depreciation and decommissioning cost levels based on full recovery by the end of 2002, whereas previous decommissioning estimates were based on 2013, the year in which the operating license expires. The order was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. In 1998, after the approval of the project to replace the steam generators, the PSCW ruled that, until the replacement steam generators are installed, WPSC should continue to depreciate and collect decommissioning funds at rates such that costs are recovered in full by 2002. Once the replacement steam generators are installed, the PSCW has directed WPSC to depreciate and collect decommissioning funds such that costs are recovered in full by 2008. Further, the PSCW decided that an accelerated depreciation method should be utilized for calculating depreciation expense. The steam generators are expected to be replaced by mid-2000. A review of the depreciation and decommissioning costs and their rate of recovery will be made in late 1999.

     At December 31, 1998, the net carrying amount of WPSC's investment in Kewaunee was approximately $35.2 million. The current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement, is $192.6 million. Decommissioning trust assets at December 31, 1998 totaled $171.4 million. WPSC's customers in the Wisconsin jurisdiction are responsible for approximately 91% of WPSC's share of the plant's costs.

      During 1998, $8.2 million of depreciation expense related to unrecovered plant investment was recognized compared with $7.5 million recognized in 1997. During 1998, the decommissioning funding level was $17.2 million compared with $16.1 million in 1997. Customer rates, which became effective in the Wisconsin jurisdiction on February 21, 1997, are designed to recover the accelerated plant depreciation and to provide funds for decommissioning. The increase from 1997 to 1998 reflects the impact of a full year's accrual at the higher rates.

     During 1998, a new site-specific decommissioning cost study was completed assuming shutdown of the plant in 2013. This study indicates WPSC's share of Kewaunee decommissioning costs to be $190.7 million and forms the basis for a revised decommissioning funding plan that reduces decommissioning funding levels to $8.3 million starting in 1999.

     Additional discussion of Kewaunee Nuclear Power Plant matters is included in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION at pages 60 and 65, and the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Notes 1(h), 1(j), 1(k), and 10 at pages 85, 86, 87, and 102, respectively.

                               FUEL SUPPLY

ELECTRIC GENERATION MIX

     WPSC's electric generation mix in 1998 compared with 1997 was: steam plants (coal), 69.2%, up from 68.9%; steam plant (nuclear), 12.5%, up from 8.2%; hydro, 1.7%, down from 3.0%; combined natural gas and fuel oil, 1.8%, up from 1.3%; and purchased power, 14.8%, down from 18.6%. Purchased power represents short-term energy purchases.

FUEL COSTS

     Fuel costs in 1998 compared with 1997, expressed in dollars per million British thermal unit ("Btu"), were: nuclear, $0.42, down from $0.43; coal, $1.04, down from $1.09; natural gas, $2.59, down from $2.96; and No. 2 fuel oil, $3.89, down from $4.27.

COAL

     WPSC's primary fuel source is coal. In 1998, 99% of this coal came from Powder River Basin mines located in Wyoming and Montana. This coal is very low in sulfur and meets the standards of the 1990 Clean Air Act for the Year 2000 and beyond. Further, this coal is the least-cost coal for WPSC from any of the subbituminous coal-producing regions in the United States.

      The majority of coal for WPSC's wholly-owned plants and the jointly-owned Edgewater and Columbia plants is purchased under relatively short-term contracts of up to three years duration. WPSC has one long-term contract which covers approximately 16% of total requirements and has take-or-pay obligations totaling $130.8 million for the years 1999 through 2016. Coal transportation for these plants is purchased under contracts of up to five years duration. Over 90% of the coal transported to these plants is moved under competitive transportation market conditions which are expected to continue to yield competitive fuel costs for WPSC for the long term.

     See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 10, COMMITMENTS AND CONTINGENCIES, at page 101, regarding "Coal Contracts."

NUCLEAR FUEL CYCLE

     WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at the Kewaunee Nuclear Power Plant. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the United States Department of Energy.

     Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bidding process, or using existing contracts.

     A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. As of December 31, 1998, 947,000 pounds of yellowcake or its equivalent were held in inventory for the plant.

     Two contracts are in place to provide conversion services for nuclear fuel reloads in 2000 and 2001.

     A fixed quantity of enrichment services are contracted for through the year 2004. Additional enrichment services will be acquired under a contract which is in effect for the life of the plant or by purchases on the spot market.

     Fuel fabrication services are contracted well into the next decade and contain contractual clauses covering force majeure and termination provisions.

     If, for any reason, the Kewaunee plant were forced to suspend operations permanently, fuel-related obligations are as follows: (1) no financial penalties associated with the present uranium supply, conversion service, and enrichment agreements exist, and (2) the fuel fabrication contract contains force majeure and termination for convenience provisions. As of the end of 1998, the maximum exposure would not be expected to exceed $274,000. Uranium inventories could be sold on the spot market.

SPENT NUCLEAR FUEL DISPOSAL

     The federal government has the responsibility to dispose of or permanently store spent nuclear fuel. Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant. With minor plant modifications planned for 2001, Kewaunee should have sufficient fuel storage capacity until the end of its licensed life in 2013. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility.

     On January 31, 1998, the United States Department of Energy failed to comply with its obligation to begin removing spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982. WPSC joined other utilities in a motion to enforce the July 1996 mandate of the United States Court of Appeals for the District of Columbia that the Department of Energy had an unconditional obligation to begin accepting, transporting, and disposing of spent nuclear fuel by January 31, 1998.

     On May 5, 1998, the United States Court of Appeals for the District of Columbia issued a decision denying the motion to enforce the Court's 1996 mandate. The denial centered on the question of whether the Department of Energy could properly use the Nuclear Waste Fund as a source to pay damages the utilities have incurred as a result of the Department of Energy's breach of its obligation and the fact that the question is not ready for review. The Court also indicated that certain items fall outside the scope of the Court's mandate including (1) compelling the Department of Energy to submit a detailed program for disposing of spent fuel from utilities and (2) declaring that the utilities are relieved of their obligation to pay fees to the Nuclear Waste Fund for a permanent spent fuel repository and are authorized to place such fees into escrow until the Department of Energy commences with disposing of spent fuel pursuant to its obligation. The scope of the Court's mandate was limited to defining the nature of the Department of Energy's statutory obligations and did not extend to requiring the Department of Energy to perform under its contracts with the utilities. WPSC is currently evaluating the decision to determine how to proceed with contract remedies.

FUNDING DECONTAMINATION AND DECOMMISSIONING OF FEDERAL FACILITIES

     A surcharge was imposed by the Energy Policy Act of 1992 which requires nuclear power companies to fund the decontamination and decommissioning of certain Department of Energy facilities. Pursuant to the provisions of the Energy Policy Act, WPSC is required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. WPSC's obligation is approximately $600,000 per year (adjusted for inflation) through the year 2007.

     WPSC and a number of other nuclear power companies sued the Department of Energy in the United States Court of Federal Claims seeking a refund of the previously paid decontamination and decommissioning surcharge payments. The suits had been stayed pending the outcome of the petition for review filed with the United States Supreme Court by Yankee Atomic Electric Company.

     Yankee Atomic Electric Company contended that the government should not have the power to impose retroactive financial liability, stating it was a breach of the fixed-price enrichment contracts that Yankee Atomic Electric Company signed prior to enactment of the Energy Policy Act of 1992. Yankee Atomic Electric Company filed suit in the United States Court of Federal Claims and received a favorable decision, only to have it overturned by the Federal Circuit Court of Appeals in May 1997.

     The United States Supreme Court, on June 26, 1998, declined to review the decision of the United States Court of Appeals for the Federal Circuit, thereby letting stand the decision that held that nuclear power companies must pay a retroactive surcharge on enrichment services purchased from the Department of Energy.

     Subsequent to the United States Supreme Court's refusal to grant review, WPSC joined with a number of other nuclear power companies in challenging the constitutionality of the Energy Policy Act of 1992 in a Federal District Court in New York.

              REGULATORY MATTERS IN THE WISCONSIN JURISDICTION

INDUSTRY RESTRUCTURING

     In Wisconsin, electric reliability has replaced restructuring and retail competition as the issue of current focus. The PSCW's first priority is to develop the utility infrastructure necessary to assure reliable electric service and to remove the barriers to competition at the wholesale level.

       In 1998, the PSCW and the major utilities in Wisconsin, including WPSC, made legislative proposals which address the planning and approval by the PSCW of electric power generation and transmission facilities, regional management of the transmission system, new electric power generation, including the ownership and operation of wholesale merchant plants, new electric power transmission facilities, out-of-state retail electric sales, service standards for electric generation, transmission and distribution facilities, and the allowable assets of public utility holding companies. These proposals resulted in the enactment of the Electric Reliability Act (1997 Wis. Laws 204).

INDEPENDENT SYSTEM OPERATOR

      The Electric Reliability Act requires all Wisconsin utilities that own transmission facilities to transfer control of the operation of their transmission systems to a FERC-approved ISO or to divest their transmission assets by June 30, 2000.

      WPSC has been working with a number of groups that are attempting to form ISO organizations. The Mid American Power Pool, one of ten National Electric Reliability Council regions, attempted to develop an ISO that would include utilities in portions of Illinois, Minnesota, North Dakota, South Dakota, and Wisconsin. In late 1998, this effort failed to receive the approval of current Mid American Power Pool members.

     Another group of utilities is attempting to form what is known as the "Midwest ISO." The group filed a FERC application for approval of its ISO in mid-1998. The FERC approved the ISO in part, required a compliance filing for certain issues, and set the rates for hearing. This ISO is presently the only alternative to meet the requirements of the Electric Reliability Act requiring Wisconsin utilities to join a FERC-approved ISO by June 30, 2000.

     Northern States Power Company and Alliant Energy intend to file with the FERC in the spring of 1999 for approval of an independent transmission company. If approved, this independent transmission company could also meet the requirements of the Electric Reliability Act.

     In 1998, the PSCW reopened a docket to investigate and determine the structure and benefits of ISOs. The PSCW considered several proposals including the Midwest ISO and the Northern States Power Company independent transmission company, as well as one known as the "Customer ISO" which was submitted by Wisconsin Public Power, Inc. The PSCW order established minimum Wisconsin standards and approved the Customer ISO indicating that the Midwest ISO, as formulated at that time, did not meet all of Wisconsin's standards. The PSCW also rejected the Northern States Power Company independent transmission company as being insufficiently developed, at that time, to determine if it meets the Wisconsin standards.

UTILITY AFFILIATES

     During 1998, the PSCW opened a docket to develop standards of conduct between public utilities and their affiliates. This docket consists of three phases. Phase I will develop policies on the extent that diversification into nonutility activities by utilities should be regulated, limited, or prohibited by the PSCW. Phase I will also form the basis for Phases II and III, which will deal with administrative rulemaking and statutory revisions.

     In Phase I, a heating, ventilating, and air conditioning alliance is recommending a "separation" approach which restricts the types of allowable activities that can be provided by utilities the costs of which can be recovered in customers rates. Under the separation position, utilities may only engage in activities that are considered to be essential utility services, such as those required by law as well as those services that are provided in response to circumstances which reasonably appear to endanger public or individual human life, health, or safety. Other activities would be allowable if they are: (1) related to utility business, (2) incidental to the utility's business, (3) not provided by others in the market to any significant degree, and (4) their costs can be reasonably allocated. The costs associated with these other activities would not be recovered in customer utility rates. The alliance's position is to restrict regulated utilities to only the delivery of natural gas and electricity, with any other services to be provided by nonregulated affiliates. Principal concerns being considered include cross-subsidization practices and the shift of the cost of competitive goods and services of the utility to utility customers.

     The utilities' position is that an allocation method could be used.
This approach would allow utilities to engage in nonutility activities that utilize the assets, operations, and expertise associated with the offering of utility service, provided that the associated costs are determined on an incremental basis and are not borne by utility ratepayers.

     A PSCW order on Phase I is anticipated late in the first quarter of 1999.

ADVANCE PLAN AND STRATEGIC ENERGY ASSESSMENT

     The PSCW's Advance Plan process required electric utilities to submit to the PSCW, on a biennial basis, their plans for developing generation and transmission resources for a 20-year period. Advance Plan 8 was filed with the PSCW on January 15, 1998. An Advance Plan 8 order was issued by the PSCW on January 19, 1999. The PSCW ordered that generation and transmission planning continue, that certain reports and information be filed with the PSCW, that a certain amount of generation from renewable sources be constructed, that a state-wide wind siting study be funded, and that certain requirements concerning electromagnetic fields be modified.

     The Electric Reliability Act repealed the Advance Plan process. In its place, state law now requires that the PSCW biennially prepare a Strategic Energy Assessment which will evaluate the reliability of Wisconsin's current and future electric supply for a three-year forecasted period.

SUPPLY ISSUES

     In late June of 1998, high temperatures, outages at out-of-state nuclear units, tornado damage to significant transmission systems, and scarce generation resources in the region resulted in unprecedented high prices for wholesale energy. However, WPSC maintained its normal reserve levels and, for the most part, was unaffected. The relatively warm summer and the addition of market-based pricing in the wholesale market resulted in higher energy market prices in 1998 and increased hours of economic buyouts or interruptions for WPSC's large industrial customers who chose to be served at interruptible rates. An economic buyout is an option given interruptible customers who wish to continue to have service in lieu of interruption whereby the customers choose to pay higher rates in return for which they receive continued service.

CUSTOMER RATES

     In the Wisconsin jurisdiction, of the major investor-owned utilities, WPSC is the low-cost electric provider (based on the Edison Electric Institute Summer 1998 Typical Bill Rate Report) with rates being 84% of the state average for residential rates, 79% for commercial rates, and 82% for large industrial rates.

     WPSC filed for increases in rates on April 1, 1998, in compliance with the PSCW's biennial rate case schedule. On January 14, 1999, the PSCW ordered a $26.9 million (or 6.3%) increase in electric rates for 1999, effective January 15, 1999. The PSCW also allowed a 12.1% return on equity, an increase from the previously authorized return of 11.8%.

     The electric rates for 2000 will be determined by a rate case reopener in the fall of 1999 to resolve several issues, including certain Kewaunee Nuclear Power Plant issues regarding ownership, depreciation and decommissioning cost recovery after steam generator replacement, the construction of a combustion turbine for Madison Gas and Electric Company, recovery of certain deferred Pulliam 3 generation costs, and anticipated changes in fuel transportation contract costs.

     The PSCW had approved the deferral of anticipated 1998 Kewaunee steam generator repair costs. During the 1998 refueling outage, inspections found little additional steam generator degradation, and a Nuclear Regulatory Commission technical specification change resulted in minimal steam generator repair costs during this refueling.

              REGULATORY MATTERS IN THE MICHIGAN JURISDICTION

INDUSTRY RESTRUCTURING

     On June 5, 1997, the MPSC ordered utilities under its jurisdiction to file electric open access plans and related tariffs. This action followed two years of public hearings and the inability to reach consensus among the interested parties. The MPSC order called for generation open access in increments of 2.5% of retail load each year starting in 1997 and ending in

2001. Generation open access is the ability of customers to purchase electric generation from any supplier and to use existing transmission and distribution lines to transport the energy to the purchaser's facilities at the same price that the local supplier would charge itself for such transportation services. Based on MPSC orders, there would be full generation open access for retail load in 2002.

     Although the MPSC has issued a number of generation open access orders, including orders requiring open access pilot programs in Lower Michigan, little progress has been made on permanent open access in Michigan to date. On February 2, 1999, the MPSC closed out its open access orders affecting the Upper Peninsula utilities, including WPSC and UPPCO. On March 11, 1999, the Michigan Supreme Court heard oral arguments on a challenge to the MPSC's authority to order utilities to provide generation open access on a pilot basis. A decision is expected, later in 1999, which could require the enactment of enabling legislation before generation open access can be implemented. The Upper Peninsula utilities, including WPSC and UPPCO, may file an agreement with the MPSC this spring calling for open access for all Upper Peninsula customers by January 1, 2002. This agreement may include a condition setting the agreement aside if the Supreme Court decides the MPSC does not have the authority to order open access.

CUSTOMER RATES

     WPSC is the lowest cost provider of electric service in Michigan for all customer classes. WPSC's electric rates are 80% of the Michigan residential customer average rate and 87% of the large industrial average rate.

     Other than power supply cost recovery, WPSC has not had an electric rate increase in Michigan since 1987.

     UPPCO's retail base rates are frozen until January 1, 2001 as part of the merger agreement between WPSC and UPPCO. This rate freeze does not affect power supply cost recovery. UPPCO is required to obtain MPSC approval each year to recover projected power supply costs. Over or under recovery amounts are deferred on UPPCO's balance sheet, and such deferrals are relieved as refunds or additional billings are recorded.

               REGULATORY MATTERS IN THE FERC JURISDICTION

WHOLESALE STATUS

     WPSC procures, packages, markets, and sells electric energy, capacity, ancillary services, and other associated energy-related products and services primarily to municipal electric utilities and electric distribution cooperatives. In 1998, WPSC provided 27 wholesale electric customers with either all or a portion of their power supply needs. The customer mix in 1998 included seven municipal customers, three electric cooperatives, ten investor-owned utilities, six marketers, and one municipal joint action agency. The total wholesale sales for resale in 1998 were approximately 2.0 million megawatts of firm and various levels of interruptible service. The total wholesale sales for resale represented 17% of WPSC's electric sales volume in 1998 compared with 16% in 1997.

     Forces that continue to influence the wholesale electric market are: transmission availability, including transfer capability; the availability of reliable and economically-priced capacity and energy in the region; changing market participation (both suppliers and consumers); state and federal regulatory and legislative agendas; and uncertainties regarding the timing and pace of deregulation.

INDUSTRY RESTRUCTURING

     As part of the FERC's approval of the WPSR/UPEN merger, UPPCO's wheeling tariff filed in response to FERC Order 888 was set for review and approval by the FERC. Settlement discussions with the FERC staff have been ongoing since mid-year 1998. The final tariff will result in a combined WPSC/UPPCO document, with zonal rates for service to delivery points within each utility's service area.

     The FERC waiver of UPPCO's need to comply with Order 889 was rescinded and, as a result, the power marketing and transmission operations functions for UPPCO will be separated, using WPSC operating personnel.

CUSTOMER RATES

     WPSC has not had a FERC wholesale rate case since 1987.

     UPPCO's wholesale tariff rates include a base rate charge and are subject to a fuel clause (such clause includes certain purchased power costs), with a 30-day billing lag without reconciliation provisions. Most of UPPCO's wholesale customers are now taking service under special contracts.

     In 1998, the FERC approved WPSC's settlement with its wholesale customers in regard to open access transmission rates filed in response to FERC Order 888. The open access transmission rates settlement will be in effect for two years beginning with their implementation in 1997. The FERC also approved WPSC's request for authority to use market-based rates.

TRANSMISSION INTERFACE

     Wisconsin Public Power, Inc. requested transmission service across the WPSC and Wisconsin Power and Light Company portions of the constrained Minnesota to eastern Wisconsin interface to serve five of Wisconsin Public Power, Inc.'s municipal customers (Sturgeon Bay, Algoma, Eagle River,
New Holstein, and Two Rivers) in the Wisconsin Power and Light Company control area. The interface is owned by Wisconsin Electric Power Company (52%), Wisconsin Power and Light Company (28%), and WPSC (20%). Due to disagreements between the parties as to who had rights to the use of the constrained interface pursuant to the FERC's recently developed first-come, first-served transmission scheduling process, complaints were filed by WPSC, Wisconsin Public Power, Inc. and Madison Gas and Electric Company, who also joined the complaint process in connection with previous applications. The FERC determined that WPSC had legitimate network service contracts but had made an error in applying its rights to extend use of the interface, and granted Wisconsin Public Power, Inc. the requested interface capacity. Wisconsin Public Power, Inc. eventually took the interface capacity from Wisconsin Power and Light Company which was also under FERC orders to provide this transmission service.

     The complaint included a claim that WPSC used the Capacity Benefit Margin in determining its available transmission capacity. Capacity Benefit Margin is the use of the transmission system to provide reserve generation capacity for reliability of the system. The FERC is expected to address this issue on a national basis during 1999.

HYDROELECTRIC LICENSES

     All of WPSC's hydroelectric facility licenses, issued by FERC, are current.

     All of the licenses for UPPCO's hydroelectric facilities, except for Bond Falls and Dead River, are current. In 1998, UPPCO reached agreement on the term of a settlement agreement with federal and state agencies and special interest groups with regard to the Bond Falls license. This agreement will provide the basis for the new FERC license which will have a term of 40 years. The new license is expected to be issued in 1999. The Dead River project licensing is progressing. A long-term water lease agreement was reached with the adjacent landowners. The FERC license for the Dead River project is expected in the last quarter of 1999, with a 40-year term from August 1991, the date the FERC claimed jurisdiction over the project.

                              OTHER MATTERS

RESEARCH AND DEVELOPMENT

     Electric research and development expenditures totaled $1.5 million for 1998, $1.3 million for 1997, and $1.9 million for 1996. These expenditures were made for WPSC sponsored projects and were primarily charged to electric operations.

CUSTOMER SEGMENTATION

      Twenty-eight paper mills account for 12% of WPSC's electric revenues. There is no single customer, or small group of customers, the loss of which would have a materially adverse effect on the electric business of WPSC under the current regulatory environment.

                        ELECTRIC FINANCIAL SUMMARY

     The following table sets forth the revenues, net income, and assets attributable to electric utility operations:

ELECTRIC UTILITY OPERATIONS (WPSC AND UPPCO)
==============================================================================
(Thousands)                                        Year Ended December 31
------------------------------------------------------------------------------
                                                1998        1997        1996
------------------------------------------------------------------------------

Consolidated Electric Operating Revenues   $  543,260   $  536,885  $  548,701

Net Income                                 $   50,488   $   53,294  $   59,907

Total Assets                               $1,117,438   $1,089,875  $1,095,996
==============================================================================

See Note 13 in Notes to Consolidated Financial Statements at pages 107 and
108. The consolidated electric operating revenues, above, reflect the elimination of intercompany sales and do not agree with regulated electric operating revenues shown in Note 13, Segments of Business, which do not reflect such elimination.

                                      ELECTRIC OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION

============================================================================================================

                                                                  1998              1997             1996
------------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                                             $164,961         $163,766         $169,587
Small commercial and industrial                                   141,203          138,949          144,055
Large commercial and industrial                                   119,601          120,312          118,997
Resale and other                                                   61,575           56,361           57,867
------------------------------------------------------------------------------------------------------------
Total                                                            $487,340         $479,388         $490,506
============================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                                            2,627,496        2,565,432        2,570,397
Small commercial and industrial                                 3,004,134        2,876,832        2,761,278
Large commercial and industrial                                 3,977,829        3,943,275        3,744,153
Resale and other                                                1,990,705        1,873,788        1,936,014
------------------------------------------------------------------------------------------------------------
Total                                                          11,600,164       11,259,327       11,011,842
============================================================================================================
Customers served (End of period)
Residential and farm                                              339,881          334,134          328,522
Small commercial and industrial                                    40,247           39,400           38,376
Large commercial and industrial                                       211              197              168
Resale and other                                                      853              836              826
------------------------------------------------------------------------------------------------------------
Total                                                             381,192          374,567          367,892
============================================================================================================
Annual average use (Kilowatt-hours)
Residential and farm                                                7,803            7,751            7,905
Small commercial and industrial                                    75,537           74,082           72,995
Large commercial and industrial                                18,978,191       21,606,984       22,115,491
============================================================================================================
Average kilowatt-hour price (Cents)
Residential and farm                                                 6.28             6.38             6.60
Small commercial and industrial                                      4.70             4.83             5.22
Large commercial and industrial                                      3.01             3.05             3.18
============================================================================================================
Production capacity (Summer - kilowatts)
Steam                                                           1,307,800        1,326,000        1,325,400
Nuclear                                                           205,200          212,200          213,800
Hydraulic                                                          53,000           53,000           53,100
Combustion turbine                                                206,340          205,930          208,600
Other                                                               7,800            7,800            4,200
Purchased capacity                                                 14,750           14,750           27,250
------------------------------------------------------------------------------------------------------------
Total system capacity                                           1,794,890        1,819,680        1,832,350
============================================================================================================
Generation and purchases
(Thousands of kilowatt-hours)
Steam                                                           8,513,537        8,213,518        7,956,378
Nuclear                                                         1,526,702          973,485        1,305,751
Hydraulic                                                         212,607          351,034          359,750
Purchases and other                                             1,994,826        2,327,334        2,050,762
------------------------------------------------------------------------------------------------------------
Total                                                          12,247,672       11,865,371       11,672,641
============================================================================================================
Steam fuel costs
(Cents per million Btu)
Fossil                                                            105.353          110.124          115.132
Nuclear                                                            41.565           43.174           46.674
Total                                                              95.735          103.093          105.439
------------------------------------------------------------------------------------------------------------
System peak - firm (kilowatts)                                  1,685,000        1,607,000        1,578,000
============================================================================================================
Annual load factor                                                 78.35%           79.42%           78.20%
============================================================================================================

                                     ELECTRIC OPERATING STATISTICS

UPPER PENINSULA POWER COMPANY

===========================================================================================================

                                                                  1998             1997             1996
-----------------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                                             $21,894          $22,626          $23,554
Small commercial and industrial                                   16,688           16,611           16,833
Large commercial and industrial                                    9,773            9,271            8,405
Resale and other                                                  14,310           11,694            9,586
-----------------------------------------------------------------------------------------------------------
Total                                                            $62,665          $60,202          $58,378
===========================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                                             241,517          252,897          259,807
Small commercial and industrial                                  223,282          223,040          220,609
Large commercial and industrial                                  225,565          222,143          188,722
Resale and other                                                 148,153          147,297          152,173
-----------------------------------------------------------------------------------------------------------
Total                                                            838,517          845,377          821,311
===========================================================================================================
Customers served (End of period)
Residential and farm                                              42,783           42,551           42,315
Small commercial and industrial                                    5,286            5,254            5,155
Large commercial and industrial                                        9                8                8
Resale and other                                                     194              190              190
-----------------------------------------------------------------------------------------------------------
Total                                                             48,272           48,003           47,668
===========================================================================================================
Annual average use (Kilowatt-hours)
Residential and farm                                               5,646            5,945            6,140
Small commercial and industrial                                   42,239           42,454           42,800
Large commercial and industrial                               25,062,778       26,708,834       23,072,194
===========================================================================================================
Average kilowatt-hour price (Cents)
Residential and farm                                                9.07             8.95             9.07
Small commercial and industrial                                     7.48             7.45             7.63
Large commercial and industrial                                     4.34             4.17             4.45
===========================================================================================================
Production capacity (Summer - kilowatts)
Steam                                                             17,700           17,700           17,700
Hydraulic                                                         30,000           30,000           30,000
Combustion turbine                                                55,000           55,000           55,000
Purchased capacity                                                55,000           65,000           65,000
-----------------------------------------------------------------------------------------------------------
Total system capacity                                            157,700          167,700          167,700
===========================================================================================================
Generation and purchases
(Thousands of kilowatt-hours)
Steam                                                              4,029             (298)            (327)
Hydraulic                                                         97,988          138,923          172,391
Purchases and other                                                5,230          795,599          722,614
-----------------------------------------------------------------------------------------------------------
Total                                                            107,247          934,224          894,678
===========================================================================================================
Steam fuel costs
(Cents per million Btu)
Fossil                                                           2.67943               -                -
-----------------------------------------------------------------------------------------------------------
System peak - firm (kilowatts)                                   137,000          138,600          137,000
===========================================================================================================
Annual load factor                                                74.44%           73.23%           73.23%
===========================================================================================================

                               C.  GAS MATTERS

            WISCONSIN PUBLIC SERVICE CORPORATION'S GAS MARKET

     As of December 31, 1998, WPSC provided natural gas distribution service to 218,857 customers in 221 cities, villages, and towns in northeastern and central Wisconsin, and 5,201 customers in and around the city of Menominee, Michigan, for a total of 224,058 gas distribution customers. This represents an increase of 5,759 customers, or 2.6%, compared to December 31, 1997. The principal cities served by WPSC include Green Bay, Oshkosh, Sheboygan, Two Rivers, Marinette, Stevens Point, and Rhinelander, all in Wisconsin, and the city of Menominee in Michigan.

     WPSC's gas distribution business has a significant seasonal component and is impacted by varying weather conditions from year-to-year. In 1998, 66.0% of WPSC's gas sales and 58.3% of WPSC's total gas system throughput (i.e., total gas delivered by WPSC--includes gas sales and gas delivered for transportation customers) occurred during the five winter months of November through March. Competition with other forms of energy exists in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. WPSC offers interruptible gas sales and gas transportation service for these customers to enable them to reduce their energy costs and use natural gas instead of other fuels. There are currently 282 gas transportation customers on the WPSC system. These customers purchase their gas from other suppliers and contract with WPSC to transport the gas from ANR Pipeline Company to the customer's facilities. Another 134 customers still purchase their gas commodity from WPSC but have elected to do so on an interruptible basis. Additional customers are switching from firm system supply to either interruptible system supply or transportation service each year as the economics and service options become attractive for them.

     WPSC's gas operations also provide interruptible gas service to WPSC's electric operations for power generation in combustion turbine peaking generators and for start-up, flame stabilization, and peaking use at WPSC's Weston and Pulliam coal-fired steam plants.

     Gas sales for customer-owned power generation use are provided on an interruptible basis, with the power plants maintaining alternate fuel capability. In 1999, WPSC will begin to provide interruptible gas supplies to the De Pere Energy Center, and in 2000, WPSC will also provide interruptible gas supplies to a combustion turbine owned by Madison Gas and Electric Company.

     Total gas deliveries by WPSC in 1998, including customer-owned gas transported by WPSC, were 60,944,394 dekatherms, a 9.4% decrease as compared with 1997 due to warmer than normal weather. A dekatherm is equivalent to 10 therms or 1 million Btu of energy. Of the total gas delivered, 26,557,300 dekatherms, or approximately 43.6%, was gas transported for end-user transport customers.

     WPSC's peak day gas throughput in 1998 occurred on January 13 with 390,971 dekatherms total gas throughput at an average Green Bay temperature of minus 1.6 degrees Fahrenheit. This compares with WPSC's record gas system throughput of 432,928 dekatherms set on February 2, 1996 at an average
Green Bay temperature of minus 23.8 degrees Fahrenheit.

                                GAS SUPPLY

GENERAL

     Since the implementation of FERC Order 636 in November 1993, WPSC has had full responsibility for the design, acquisition, and management of gas supplies and the pipeline transportation and storage services required to meet the varying daily, seasonal, and annual load requirements of its customers. WPSC manages a portfolio of gas supply contracts, pipeline transportation, and storage services designed to reliably meet WPSC's varying load pattern at the lowest reasonable cost.

PIPELINE CAPACITY AND STORAGE

     WPSC is presently directly served by a single interstate pipeline, ANR Pipeline Company. Because ANR Pipeline Company's pipeline system in Wisconsin has reached its maximum capacity, and because lower prices are generally available in other areas where there is competition for pipeline services, WPSC is investigating potential suppliers of pipeline services in addition to those offered by ANR Pipeline Company.

     Previously, WPSC had contemplated the construction of natural gas laterals to connect the WPSC gas distribution system to a proposed Viking Voyageur gas pipeline. However, in May of 1998, that pipeline was placed on hold at the FERC with the Viking Voyageur partners instead contemplating replacing the proposed gas pipeline from Canada with a pipeline from Chicago to Wisconsin. Subsequently, that project was withdrawn. However, similiar projects are being studied by other third parties. At this time, it is not known whether WPSC will be connecting to any pipeline from the Chicago area. WPSC, however, continues to study various options to bring a competitive gas pipeline into the WPSC gas service territory.

     ANR Pipeline Company's system serving WPSC directly or indirectly accesses three major gas producing areas of North America: (1) the Gulf of Mexico, (2) the mid-continent areas of Oklahoma, Texas, and Kansas, and
(3) the Province of Alberta in western Canada. WPSC holds firm long-term transportation capacity on ANR Pipeline Company in roughly equal proportions from each of these three supply areas. The term of these ANR Pipeline Company firm transportation contracts from the Gulf Coast and mid-continent areas extends through October 2003. WPSC holds firm transportation capacity with Viking Gas Transmission Company, to deliver gas on a firm basis from Viking Gas Transmission Company's interconnection with TransCanada Pipelines at Emerson, in the Canadian Province of Manitoba, to the interconnection with ANR Pipeline Company at Marshfield, Wisconsin. The Canadian suppliers, from whom WPSC purchases gas, hold firm capacity on TransCanada Pipelines from Emerson back into the production areas in Alberta, Canada.

     In 1998, WPSC entered into a project with Wisconsin Electric Power Company - Gas Operations for construction of a pipeline. This jointly-owned eight-inch pipeline is interconnected with Great Lakes Gas Transmission Company in the Upper Peninsula of Michigan near Watersmeet and provides an alternate source of supply into northern Wisconsin. In order to serve this pipeline, WPSC modified and extended the term of portions of its existing pipeline capacity and storage contracts with ANR Pipeline Company and added a new transportation service on Great Lakes Transmission Company's pipeline to deliver up to 7,000 dekatherms per day into the jointly-owned pipeline system during the winter periods.

     Because of the substantial daily and seasonal swings in gas usage in WPSC's service territory, WPSC also has contracted with ANR Pipeline Company for firm underground storage capacity located in Michigan. There are no known geological formations in Wisconsin capable of being developed into underground storage facilities.

     Besides providing WPSC the ability to manage significant changes in daily gas demand, storage also provides WPSC the ability to purchase gas from the production areas at high load factors, thus minimizing supply costs. During the summer, gas purchased in excess of market demand is injected into storage. During the winter, gas is withdrawn from storage and combined with gas purchased in the production areas to meet the increased winter demand. Gas from storage provides up to 65% of WPSC's supply on winter peak days, approximately 34% of WPSC's winter sales volumes, and approximately 23% of WPSC's total annual sales volumes. WPSC's total firm storage capacity with ANR Pipeline Company is 11.3 million dekatherms.

     For peak day needs, WPSC also contracts with third-party suppliers for high deliverability storage in the Gulf Coast and/or mid-continent production areas during the winter. This storage capacity provides a back-up supply of gas into WPSC's transportation contracts when other supplies cannot be delivered due to production supply losses caused by extremely cold weather in the production areas.

SUPPLY CONTRACTS

     WPSC contracts for firm term supplies with approximately 12 to 16 suppliers each year for gas produced in each of the 3 production areas. WPSC initially designed its supply portfolio with terms ranging from one to ten years so that only a portion of WPSC's supply contracts expired in any given year. As long-term contracts expire, WPSC has been replacing them with contracts of a one-year term or less due to the current uncertainty regarding the role of the gas utility in continuing the gas supply function. This will minimize potential stranded gas supply contract costs if retail gas deregulation should proceed quickly in Wisconsin. WPSC's supply portfolio, as of December 31, 1998, contained contracts with remaining terms ranging from five months to five years.

     Additional supplies are purchased on the monthly spot market as required to supplement supplies from long-term firm contracts. WPSC has been an active spot market purchaser since 1985 and has contracts in place with a number of suppliers of spot market gas.

               REGULATORY MATTERS IN THE WISCONSIN JURISDICTION

INDUSTRY RESTRUCTURING

     During 1998, there was little progress on gas restructuring issues in Wisconsin because the PSCW's primary focus was on electric reliability issues.

     The PSCW has an ongoing investigation into gas industry restructuring. Phase I of this investigation addresses the issues of unbundling rates, pricing of contracted service in potential utility bypass situations, and separation of the gas distribution function from the gas supply function. Phase II establishes standards of conduct regarding how gas utilities can interact with their marketing affiliates. Phase III explores the issue of how to determine when a competitive market exists for various segments of customers. This investigation could find that a regulated utility in the Wisconsin jurisdiction cannot sell natural gas in a market which is considered to be competitive.

     Because of the complexity of the issues involved, industry work groups were formed to study particular issues and bring recommendations back to the PSCW. The work groups will study issues regarding: (1) pipeline capacity,
(2) market-based pricing for interruptible customers, (3) end-user price reporting, (4) marketer certification, (5) changes needed in the form of legislation or administrative rules, and (6) essential natural gas services and gas consumer protections. The study is expected to be completed in November of 1999.

     A separate docket was opened to assist the work group dealing with essential natural gas services and gas consumer protection issues to ensure a customer safety net in the transition to and within a restructured gas industry environment. The work group's report is expected to be completed in early 1999. Based on this report, the PSCW will forward recommendations to the legislature for proposed changes in the law.

COST RECOVERY MECHANISM

     The PSCW investigated alternatives to gas cost recovery mechanisms in light of the evolving natural gas market. In November 1996, the PSCW issued an order which gave gas utilities a choice between continuing under a modified one-for-one gas cost recovery mechanism, or switching to a mechanism called performance-based rates. Under performance-based rates, gas utilities may keep a portion of any cost savings relative to a gas cost target value. WPSC elected to continue under a modified one-for-one mechanism. This mechanism returns all savings to customers and maintains appropriate regulatory oversight. In December 1998, the PSCW issued an order authorizing WPSC's modified one-for-one gas cost recovery mechanism with a start date of January 1, 1999.

CUSTOMER RATES

     On January 14, 1999, the PSCW authorized a $10.3 million, or 5.1%, increase in WPSC's retail natural gas rates. The rates are effective
January 15, 1999.   WPSC has among the lowest gas rates in Wisconsin with
rates being 93% of the state average for residential rates and 91% for commercial rates.

     WPSC anticipates filing an application with the PSCW on April 1, 2000, for new gas rates to be effective for the years 2001 and 2002.

               REGULATORY MATTERS IN THE MICHIGAN JURISDICTION

INDUSTRY RESTRUCTURING

     The MPSC is also investigating the deregulation of retail gas markets and expansion of gas transportation service in Michigan. The MPSC decided it would be appropriate to conduct a series of pilot projects to test the development of competitive retail gas markets in Michigan. Michigan's four largest gas utilities were approached by the MPSC regarding development and implementation of pilot programs.

     Because of the small size and limited number of customers in WPSC's Michigan service territory and the service territories of two other utility companies, the MPSC did not conduct pilot transportation programs for these three utilities.

CUSTOMER RATES

     WPSC has not had a natural gas rate case in Michigan since 1986.

               REGULATORY MATTERS IN THE FERC JURISDICTION

     WPSC's involvement in federal regulatory activities in the natural gas area has been through the Wisconsin Distributor Group which is made up of several Wisconsin gas utilities. Over the past several years, the Wisconsin Distributor Group has participated in numerous dockets filed by ANR Pipeline Company, Viking Gas Transmission Company, and the FERC. Although Wisconsin Distributor Group members may file individual interventions, the bulk of the interventions have been done through the group. Past successes by the Wisconsin Distributor Group in various FERC dockets have resulted in substantial refunds for natural gas customers in Wisconsin as well as lower pipeline transportation rates charged by ANR Pipeline Company.

      WPSC and Wisconsin Distributor Group are participating in several FERC dockets as described below.

     Viking Gas Transmission Company, supported by its incremental shippers, is seeking rolled-in rate treatment for recent expansions on its pipeline system in a rate case. The impact of this rate treatment would result in a rate increase for existing shippers, such as WPSC, and a rate decrease for incremental shippers. The Wisconsin Distributor Group and existing shippers on Viking Gas Transmission Company's pipeline are proposing phase-in of system expansion costs to minimize rate shock and minimize overall costs to their customers.

     In a notice of proposed rulemaking on short-term natural gas transportation services, the FERC is seeking to eliminate cost-based regulation in the short-term market and to foster competition as a way to protect against the exercise of market power. The FERC's main focus has been a proposed daily auction of pipeline capacity. Currently, the Wisconsin Distributor Group and WPSC do not support the FERC's proposed mandatory auction. Instead, the Wisconsin Distributor Group and WPSC believe increased reporting and disclosure requirements may be enough to meet the FERC's goal of stimulating competition.

     In a notice of inquiry on regulation of interstate natural gas transportation services, the FERC is seeking comments on its pricing policies in the existing long-term market and on its pricing policies for new capacity. The Wisconsin Distributor Group and WPSC support the FERC's efforts to formulate pro-competitive, long-term pricing policies to ensure that the FERC continues to fulfill its statutory obligation to protect consumers while also encouraging the evolution of a competitive natural gas industry.

                          GAS FINANCIAL SUMMARY

     The following table sets forth the amounts of revenues, net income, and assets attributable to gas utility operations:

GAS UTILITY OPERATIONS (WPSC)
==============================================================================
(Thousands)                                       Year Ended December 31
------------------------------------------------------------------------------
                                                1998        1997        1996
------------------------------------------------------------------------------

Consolidated Gas Operating Revenues           $165,111    $211,090    $211,357

Net Income                                    $  5,912     $ 7,878    $  2,350

Total Assets                                  $246,365    $246,842    $268,622
==============================================================================

See Note 13 in Notes to Consolidated Financial Statements at pages 107 and
108.

                                   GAS OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION

=================================================================================================

                                                              1998          1997          1996
-------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                                                 $ 96,223      $122,782      $122,224
Small commercial and industrial                               19,333        23,790        22,392
Large commercial and industrial                               37,482        53,517        55,211
Other                                                         12,073        11,001        11,530
-------------------------------------------------------------------------------------------------
Total                                                       $165,111      $211,090      $211,357
=================================================================================================
Therms delivered (Thousands)
Residential                                                  172,007       202,558       216,963
Small commercial and industrial                               38,104        43,056        46,614
Large commercial and industrial                              103,226       127,132       142,033
Other                                                         29,182        21,148         9,709
-------------------------------------------------------------------------------------------------
Total therm sales                                            342,519       393,894       415,319
Transportation                                               265,573       268,114       251,279
-------------------------------------------------------------------------------------------------
Total                                                        608,092       662,008       666,598
=================================================================================================
Customers served (End of period)
Residential                                                  203,665       198,524       192,947
Small commercial and industrial                               17,656        16,770        16,133
Large commercial and industrial                                2,454         2,780         2,846
Other                                                              1             1             1
Transportation customers                                         282           224           167
-------------------------------------------------------------------------------------------------
Total                                                        224,058       218,299       212,094
=================================================================================================
Average annual use (Therms)
Residential                                                    858.0       1,037.3       1,146.6
Small commercial and industrial                              2,207.5       2,619.4       2,937.2
Large commercial and industrial                             40,792.7      45,558.7      51,882.4
=================================================================================================
Average therm price (Cents)
Residential                                                    55.94         60.62         56.33
Small commercial and industrial                                50.74         55.25         48.04
Large commercial and industrial                                36.31         42.10         38.87
=================================================================================================

                                                  -25-

                   D.  NONREGULATED BUSINESS ACTIVITIES

                                 GENERAL

     The energy marketplace in the United States is moving toward deregulation and a competitive, commodity-driven environment which is leading to a significant change for vertically integrated utilities in general and for WPSR specifically. WPSR has a strategy to participate nationally in both the existing and the new energy marketplaces.

     WPSR is transitioning from a monopoly environment to a competitive, commodity-driven environment. This involves significant investment in technical support systems such as billing, communications, software, and hardware, in addition to addressing human resource issues relating to training, hiring, and retaining qualified employees and also aligning benefit and incentive packages with a competitive environment.

     At the end of 1998, WPSR had two principal nonregulated subsidiaries:
ESI and PDI. These subsidiaries were formed in 1994 and 1995, respectively, for the purpose of positioning WPSR strategically for participation in nonregulated energy markets.

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

     ESI provides electric, natural gas, and alternate fuel products; real-time energy management services; and project management and energy utilization consulting.

     The gas markets in which ESI participates are characterized by strong competition, narrow margins, and volatile commodity and transportation prices. ESI uses various financial instruments to minimize the risks present in energy markets. See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Note 1(e) at page 84 regarding "Price Risk Management Activities."

       Revenues at ESI were $351.3 million in 1998 compared with $189.4 million in 1997, an increase of 85.5%. Electric retail access has been slow to develop in ESI's target market areas. ESI's strategy is to bring electric products and services to existing gas customers.

     ESI experienced a loss of $6.9 million in 1998 compared with a loss of $4.9 million in 1997, an increase of 40.8%. The primary reasons for the loss at ESI were increased electric and gas trading losses primarily due to market volatility, and higher operating expenses due to expansion of the energy trading business. Partially offsetting these factors was an increase in the gas margin.

                       WPS POWER DEVELOPMENT, INC.

     PDI develops and owns electric generation projects and provides services to the electric power generation industry nationwide. PDI's services include acquisition and investment analysis, project development, engineering and management services, and operations and maintenance services. PDI's areas of expertise include cogeneration, distributed generation, generation from renewables, and generation plant repowering projects.

     An emerging trend in the restructuring of the electric utility industry is the divestiture of generation facilities. PDI is continually monitoring and assessing investment opportunities in this area. PDI owns a two-thirds interest in the Stoneman Power Plant, a 55-megawatt merchant steam plant located in Cassville, Wisconsin. The redevelopment of the plant as a 300-megawatt to 500-megawatt gas-fired combined cycle facility is planned for the 2002 time period.

     PDI was the successful bidder for the purchase of approximately
92 megawatts of hydroelectric and oil-fired facilities from Maine Public Service Company. PDI is awaiting regulatory approvals required to conclude this transaction. The asset acquisition is expected to close in the second quarter of 1999.

     In 1998, PDI entered into a joint venture with an affiliate of Earthco, a Nevada corporation, to turn residue from coal mining at the Alabama Land & Minerals site in Jasper County, Alabama into briquettes. The project began operation in June 1998 and is eligible to receive federal tax credits because of the briquette's status as a synthetic fuel.

     PDI experienced a loss of $2.4 million in 1998 compared with a $1.9 million loss in 1997, an increase of 26.3%. The increased loss at PDI was primarily due to additional expenses incurred in 1998 for the start up of new projects.

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION at page 65 for additional information regarding nonregulated operations.


                         E.  ENVIRONMENTAL MATTERS

                                 GENERAL

     WPSC is subject to regulation with regard to the impact of its operations on air and water quality and solid waste disposal, and may be subject to regulation with regard to other environmental considerations by various federal, state, and local authorities. The application of federal and state restrictions to protect the environment involves or may involve review, certification, or issuance of permits by various federal and state authorities, including the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources. Such restrictions (particularly in regard to emissions into the air and water, and solid waste disposal) may limit, prevent, or substantially increase the cost of the operation of WPSC's generating facilities and may require substantial investments in new equipment at existing installations. Such restrictions may also require substantial additional investments for any new projects and may delay or prevent authorization and completion of the projects. WPSC cannot forecast the effects of such regulation upon its generation, transmission, and other facilities, or its operations, but WPSC believes that it is presently meeting existing requirements.

                               AIR QUALITY

     WPSC's generation plants are in compliance with all current sulfur dioxide, nitrogen oxide, and particulate emission standards.

     The Federal Clean Air Act Amendments of 1990, hereinafter referred to as the Clean Air Act, required reductions in sulfur dioxide in 1995 (Phase I) to meet limitations based on an emission rate of 2.5 pounds per Btu multiplied by a historical generation baseline for Pulliam Unit 8 and Edgewater Unit 4 generation units. The Clean Air Act requires further reductions beginning in the year 2000 (Phase II). The year 2000 limits are based on an emission rate of 1.2 pounds per million Btu multiplied by a historical generation baseline for all generation units. WPSC's generation facilities met the year 2000 standard in 1995. WPSC achieved compliance with Wisconsin and federal sulfur dioxide emission limitations by switching to low sulfur coal.

     Because of the emission allowance system included in the Clean Air Act, operations during Phase I produce surplus allowances which will be available to aid in compliance with the requirements of Phase II. To the extent WPSC determines that it will have allowances available beyond its own requirements in both Phase I and Phase II, it will consider the sale of the excess allowances. The PSCW has ordered that profits from the sale of allowances be used to benefit utility customers.

     The Clean Air Act also requires the installation of low nitrogen oxide burners on several units. Low nitrogen oxide burners were installed at Pulliam Unit 8 early in 1994. Phase I of the Clean Air Act allows units smaller than 100 megawatts, such as Pulliam Unit 7, to be designated Phase I units, thus building up sulfur dioxide credits. Having made this election, low nitrogen oxide burners were installed on Pulliam Unit 7 in 1994. Low nitrogen oxide emissions from Pulliam Units 7 and 8 and Weston Unit 3 are averaged with Weston Units 1 and 2. This averaging plan generates additional emission allowances in Phase I and locks in Phase I nitrogen oxide limits for these units. This should reduce Phase II compliance costs.

     Expenditures of $1.0 million to $2.0 million for Phase II of the Acid Rain Program are projected through 1999 to assure nitrogen oxide emission compliance at the Pulliam and Weston plants.

     In September of 1998, the Environmental Protection Agency required certain states, including Wisconsin, to develop plans to reduce the emissions of nitrogen oxides from sources within the state by May of 2003. On a preliminary basis, WPSC projects potential capital costs of between $37.0 million and $96.0 million to comply with possible future regulations. The cumulative incremental annual operating and maintenance expense associated with these possible future regulations projected to be incurred by 2010 range from $29.0 million to $106.0 million. The costs will depend on the state-specific compliance method to be adopted in the future as well as the effectiveness of the various technologies available for nitrogen oxide emission control. Under WPSC's current practice, the capital costs (as reflected in depreciation expenses) and the annual operating costs are anticipated to be recovered through rates charged to customers. On
December 24, 1998, WPSC and five other parties filed a petition challenging the Environmental Protection Agency's regulations that required Wisconsin to prepare and submit the Nitrogen Oxide State Implementation Plan (Wisconsin Paper Council v. U.S. Environmental Protection Agency, Case No. 98-4269 (7th Cir. 1998)). On January 22, 1999, the State of Wisconsin moved to intervene in the litigation and challenged the geographic scope of the rule (as applied to Wisconsin) and the time by which nitrogen oxide controls must be implemented by facilities in the state. No decisions have been rendered on the merits of the case.

     Toxic air provisions in the Act will not be applied until the Environmental Protection Agency determines if those standards need to be applied to utilities.

                              WATER QUALITY

     WPSC is subject to regulation by the Environmental Protection Agency and the Department of Natural Resources with respect to thermal and other discharges into Lake Michigan and other waters of Wisconsin from WPSC's power plants. Wastewater discharge permits with a term of five years were reissued by the Department of Natural Resources to WPSC for the Kewaunee Nuclear Power Plant in 1995 and for the Pulliam and Weston power plants in 1996. No new permit conditions or associated material costs were imposed compared to permits issued during earlier renewals. Revisions to state water quality rules as a result of the Great Lakes Initiative should not result in any significant changes when wastewater permits are reissued in 2000 for Kewaunee and in 2001 for the Pulliam and Weston plants.

                            GAS PLANT CLEANUP

     WPSC is investigating the cleanup of eight manufactured gas plant sites which it previously operated in Green Bay, Two Rivers, Oshkosh, Marinette, Sheboygan (two sites), Stevens Point, and Menominee (Michigan). In general, WPSC is proceeding with these projects as the designated responsible party for cleanup, although for two sites, Sheboygan II and Oshkosh, formal agreements have been executed with the Department of Natural Resources covering the investigation and restoration activities. The agreement for Sheboygan II allows WPSC to work with Wisconsin on restoration. The site is not associated with the larger Sheboygan River and Harbor Superfund site. The agreement for Oshkosh was entered into in order to resolve a unilateral administrative order that was issued by the Department of Natural Resources.

     Work at the Stevens Point site was substantially completed in 1998 with monitoring of the site continuing. Cleanup costs were within the range expected for this site. Total costs of cleanup for the remaining seven sites, as estimated by an environmental consultant, should be in the range of $33.9 million to $41.0 million. The estimates assume removal of significantly contaminated soil and groundwater treatment and monitoring for up to 25 years, depending on site conditions. The cost estimates for five of the sites include removal and disposal of contaminated river sediments. As remedial feasibility studies and initial remedial activities are completed, remediation cost estimates may be adjusted and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology, regulatory requirements, and experience gained through cleanup activities.

     Expenditures for the gas plant sites are estimated to be made over the next 32 years. An initial liability for cleanup of $41.7 million had been established with an offsetting regulatory asset (i.e., a deferred charge). Expenditures have reduced the liability to $39.0 million at December 31, 1998. Based on discussions with regulators and a Wisconsin rate order, management believes that these costs, but not the carrying costs associated with the deferred charges, will be recoverable in future customer rates. WPSC filed with and received an order from the MPSC authorizing WPSC to defer the Michigan portion of these costs, using Wisconsin methods for future cost recovery.

     The cost estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC has obtained. Insurance recoveries are deferred as a reduction to the regulatory asset; therefore, neither adjustments to the estimated liability nor insurance recoveries have an immediate impact on net income. To date, WPSC has received insurance settlements of approximately $12.6 million, thereby reducing the regulatory asset to $29.0 million at December 31, 1998.

                            ASH DISPOSAL SITE

     The ash disposal site for UPPCO's John H. Warden Station was closed to receiving ash in 1993. Subsequent groundwater testing indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed and a revised remedial action plan was developed. The plan will be submitted to the Michigan Department of Environmental Quality for approval in 1999. An estimated liability of $1.5 million and a regulatory asset of $1.3 million has been recorded for future costs associated with this site.


                          F.  CAPITAL REQUIREMENTS

     WPSR's principal utility subsidiary, WPSC, makes large investments in capital assets. Construction expenditures for WPSC are expected to be approximately $250.0 million in the aggregate for the 1999 through 2001 period. This includes expenditures for the replacement of the Kewaunee Nuclear Power Plant's steam generators.

     In addition, other capital requirements for WPSC for the three-year period include Kewaunee decommissioning trust fund contributions of $16.8 million.

     WPSC's agreement to purchase electricity from the De Pere Energy Center will be accounted for as a capital lease. While not a capital expenditure, the $77.8 million lease will affect the capital structure beginning in 1999.

     WPSR's other utility subsidiary, UPPCO, will incur construction expenditures of approximately $23.0 million for the period 1999 through 2001, primarily for electric distribution improvements.

     Investment expenditures for nonregulated projects are uncertain since there are few firm commitments at this time. Approximately $38.0 million will be incurred in 1999 to purchase generating units located in the State of Maine and in the Canadian Province of New Brunswick. Financing for most nonregulated projects is expected to be obtained through a subsidiary,

WPS Resources Capital Corporation, which was formed in January 1999 to obtain funding for those projects.

     WPSR will use internally-generated funds and short-term borrowing to satisfy most of its capital requirements. WPSR may periodically issue medium-term debt, additional long-term debt, and common stock to reduce short-term debt and to maintain desired capitalization ratios.

     The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. At this time, however, it is anticipated that common stock will be issued by WPSR in mid-1999. WPSR began issuing new shares of common stock for the Stock Investment Plan in January 1999. WPSR may also expand its leveraged employee stock ownership plan during the three-year period.

     See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 10 at page 104 regarding "Future Utility Expenditures."


                                G. EMPLOYEES

     At December 31, 1998, WPSR, including all of its subsidiaries, employed 2,673 persons. Of this number, 2,372 employees were employed by WPSC and 195 were employed by UPPCO.

     Of the employees of WPSC, 1,876 were considered electric utility employees and 496 were considered gas utility employees. Local 310 of the International Union of Operating Engineers represents 1,184 of WPSC's employees.

     On April 24, 1998, WPSC signed a contract with IUOE Local 310. That contract will expire on October 28, 2000.

     Of the employees of UPPCO, 131 are represented by Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO. The current collective bargaining agreements for Local 510 expire on April 30, 1999.

ITEM 2.  PROPERTIES

                                 A.  UTILITY

                              WPSC'S FACILITIES

     The following table includes information about the electric generation facilities of WPSC, including jointly-owned facilities:

                                                                     Rated
                                                                 Capacity (a)
    Type              Name            Location         Fuel       (Kilowatts)
-------------   ----------------   -------------   -----------   -------------

Steam           Pulliam            Green Bay, WI   Coal            402,400 (b)
                Weston             Wausau, WI      Coal or Gas     480,100 (c)
                Kewaunee           Kewaunee, WI    Nuclear         210,500 (d)
                Columbia -
                 Units No. 1 & 2   Portage, WI     Coal            340,200 (d)
                Edgewater
                 Unit No. 4        Sheboygan, WI   Coal            110,700 (d)
                                                                 ---------
Total Steam                                                      1,543,900

Hydro           Various                                             68,400 (e)
                (15 Plants)

Combustion      Various                            Gas, Oil,      267,096 (f)
 Turbine        (8 Plants)                         or Diesel
 & Diesel                                                       ---------
                                                                1,879,396
Total System                                                    =========

  (a) Based on winter 1998-1999 capacity ratings.

  (b) This plant has six units.

  (c) This plant has three units. Two units burn only coal and the other unit can burn coal or natural gas.

  (d) These facilities are jointly-owned by WPSC, Wisconsin Power and Light Company, and Madison Gas and Electric Company. The Kewaunee Nuclear Power Plant is operated by WPSC. The Columbia and Edgewater units are operated by Wisconsin Power and Light Company. The capacity indicated is WPSC's portion of total plant capacity based on the percent of ownership. The Kewaunee Nuclear Power Plant's ownership is based on the percent of ownership before the proposed acquisition by WPSC of Madison Gas and Electric Company's share of the plant.

  (e) Includes 12,900 kilowatts purchased from Wisconsin River Power
      Company.

  (f) WPSC and the Marshfield Electric and Water Department jointly own 112,200 kilowatts of combustion turbine peaking capacity which WPSC operates.

     WPSC owns 56 transmission substations with a transformer capacity of 5,649,710 kilovolt-amperes, 111 distribution substations with a transformer capacity of 3,018,420 kilovolt-amperes, 1,549 miles of electric transmission lines, and 19,556 miles of electric distribution lines.

     Gas properties include approximately 4,774 miles of main, 70 gate and city regulator stations, and 209,419 lateral services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

     Substantially all of WPSC's utility plant is subject to a first mortgage lien.

                             UPPCO'S FACILITIES

  The following table includes information about the electric generation facilities at UPPCO:

                                                                     Rated
                                                                 Capacity (a)
    Type              Name           Location         Fuel        (Kilowatts)
-------------   ----------------   -------------   -----------   ------------

Steam           Warden (b)         L'Anse, MI      Coal/Gas         17,700

Hydro           Various
                (9 plants)(c)                      Hydro            37,910

Combustion      Portage            Houghton, MI    Oil              27,500
  Turbine       Gladstone          Gladstone, MI   Oil              27,500
                                                                   -------
Total System                                                       110,610
                                                                   =======

  (a) Based on winter-rated capacity.

  (b) The J. H. Warden station is capable of burning gas and/or coal in any combination. The station was taken out of service on January 1, 1994 and is in standby or inactive reserve status.

  (c) Included in the nine hydro plants are Escanaba 1, Escanaba 3 and Boney Falls, a total of 7,850 kilowatts. All energy produced at these facilities is sold directly to a paper industry customer located in Escanaba, Michigan.

     UPPCO owns 806 miles of electric transmission and 2,753 miles of electric distribution lines.

     Substantially all of UPPCO's utility plant is subject to a first mortgage lien.

                             B.  NONREGULATED

     The following table includes information about the jointly-owned electric generation facilities of PDI:

                                                        Rated
                                                       Capacity
Type          Name             Location       Fuel    (Kilowatts)
-----     --------------     ------------     ----    -----------
Steam     Stoneman           Cassville, WI    Coal    55,000 (a)

  (a) The Stoneman facility is owned by Mid-American Power, LLC. PDI Stoneman, Inc. (a wholly-owned subsidiary of WPS Power Development, Inc.) and B. M. Stoneman, Inc., (a wholly-owned subsidiary of Burns and McDonnell) own 66-2/3% and 33-1/3%, respectively, of Mid-American Power, LLC.


ITEM 3.  LEGAL PROCEEDINGS

                        SPENT NUCLEAR FUEL DISPOSAL

     See the section titled Spent Nuclear Fuel Disposal under Part I,
Item 1B, ELECTRIC MATTERS, Fuel Supply, at page 9 for a description of various proceedings relating to spent nuclear fuel.

     FUNDING DECONTAMINATION AND DECOMMISSIONING OF FEDERAL FACILITIES

     See the section titled Funding Decontamination and Decommissioning of Federal Facilities under Part I, Item 1B, ELECTRIC MATTERS, Fuel Supply, at page 10 for a description of various proceedings relating to decontamination and decommissioning liabilities.

                              ENVIRONMENTAL

     See Part I, Item 1E, ENVIRONMENTAL MATTERS, at page 27 for a description of various proceedings relating to environmental matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about outside directors is omitted for the reason that such information will be included in a proxy statement for the Annual Meeting of Shareholders of WPSR which is scheduled to be held on May 6, 1999.


       A.  EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION ("WPSR")

                                       Current Position and Business               Effective
       Name and Age                  Experience During Past Five Years                Date
--------------------------     ---------------------------------------------       ---------

Larry L. Weyers         53     Chairman, President, and Chief Executive
                                 Officer                                           02-12-98
                               President and Chief Executive Officer               05-01-97
                               President and Chief Operating Officer               01-01-96

Patrick D. Schrickel    54     Executive Vice President                            12-29-96
                               Vice President                                      12-09-93

Phillip M. Mikulsky     50     Senior Vice President-Development                   02-12-98
                               Vice President-Development                          09-01-95
                               Manager-System Operations                           10-01-91 *
                               Director-System Operations                          09-28-91 *

Daniel P. Bittner       55     Vice President and Chief Financial Officer          05-01-97
                               Vice President                                      12-29-96

Richard E. James        45     Vice President-Corporate Planning                   12-29-96
                               Vice President-Corporate Planning                   08-01-95 *
                               Assistant Vice President-Corporate Planning         05-09-94 *
                               Assistant Vice President-Rates and Economic
                                Evaluation                                         03-01-92 *

Thomas P. Meinz         52     Vice President-Public Affairs                       02-12-98

Bernard J. Treml        49     Vice President-Human Resources                      02-12-98

Neil A. Siikarla        51     Vice President                                      06-01-98
                               Treasurer, Northern States Power - Wisconsin        06-01-92

Glen R. Schwalbach      53     Assistant Vice President-Corporate Planning         12-29-96
                               Assistant Vice President-Corporate Planning         07-28-96 *
                               Assistant Vice President-Gas Engineering
                                and Supply                                         06-01-90 *

Francis J. Kicsar       59     Secretary                                           01-01-96

Ralph G. Baeten         55     Treasurer                                           12-09-93

Diane L. Ford           45     Controller and Chief Accounting Officer             05-01-97
                               Controller                                          12-15-93

Barth J. Wolf           41     Assistant Secretary and Manager-Legal Services      07-12-98

George R. Wiesner       41     Assistant Controller                                12-15-96
                               Director-Financial Accounting ESI/PDI               08-25-96 *
                               Financial Reporting Supervisor                      05-01-87 *


   * Identifies experience with Wisconsin Public Service Corporation ("WPSC") for Richard E. James, Phillip M. Mikulsky, Glen R. Schwalbach, and George R. Wiesner. The other listed officers of WPSR, except for Neil A. Siikarla, are also officers of WPSC and their experience with WPSC is indicated below.


          B.  EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION ("WPSC")


                                        Current Position and Business              Effective
       Name and Age                  Experience During Past Five Years                Date
--------------------------     ---------------------------------------------       ---------

Larry L. Weyers         53     Chairman and Chief Executive Officer                02-12-98
                               President and Chief Executive Officer               05-04-97
                               President and Chief Operating Officer               01-01-96
                               Senior Vice President-Power Supply and
                                Engineering                                        08-01-95
                               Vice President-Power Supply and Engineering         05-09-94
                               Vice President-Energy Supply                        01-01-92

Patrick D. Schrickel    54     President and Chief Operating Officer               02-12-98
                               Executive Vice President                            12-29-96
                               Senior Vice President-Finance and Corporate
                                Services                                           05-09-94
                               Senior Vice President-Operations                    06-01-89

Daniel P. Bittner       55     Senior Vice President-Finance                       05-17-98
                               Senior Vice President-Finance and Corporate
                                Services                                           12-29-96
                               Senior Vice President-Customer Service              05-09-94
                               Senior Vice President-Finance                       03-01-92

Clark R. Steinhardt     57     Senior Vice President-Nuclear Power                 06-01-91

Charles A. Schrock      45     Senior Vice President-Energy Supply                 12-13-98
                               Vice President-Energy Supply                        05-31-98
                               Manager-Kewaunee Nuclear Power Plant                02-20-95
                                 Manager-Nuclear Engineering                       10-01-91

Bradley W. Andress      44     Vice President-Marketing                            09-01-98
                               Vice President-Marketing, Lund Holding Intrntl.     10-28-95
                               Vice President-Sales, Plastics Inc, Div.
                                of Newell                                          11-01-94
                               Vice President-Marketing, Anchor Plastics
                                  Division of Newell                               08-01-91

Ralph G. Baeten         55     Vice President-Treasurer                            08-01-95
                               Treasurer                                           03-01-92

Mark L. Marchi          51     Vice President-Nuclear                              12-13-98
                               Site Vice President-Kewaunee Nuclear Power Plant    05-03-98
                               Manager-Nuclear Business Group                      02-20-95
                               Manager-Kewaunee Nuclear Power Plant                10-01-91

Thomas P. Meinz         52     Vice President-Public Affairs                       02-12-98
                               Vice President-Power Supply and Engineering         02-23-97
                               Power Supply and Engineering Executive              01-14-96
                               Senior Corporate Planning Executive                 05-09-94
                               Manager-System Planning and Licensing               03-01-91

Wayne J. Peterson       40     Vice President-Distribution and Customer
                                Service                                            02-12-98
                               Assistant Vice President-Customer Service           02-23-97
                               Manager-System Operations                           10-01-95
                               Site Leader                                         10-01-94
                               Electric Superintendent                             04-01-92

Bernard J. Treml        49     Vice President-Human Resources                      05-09-94
                               Assistant Vice President-Human Resources            07-01-93

Francis J. Kicsar       59     Secretary                                           01-01-96
                               Assistant Secretary                                 03-01-92

Diane L. Ford           45     Controller                                          03-01-92

                                             -36-

                                        Current Position and Business              Effective
       Name and Age                  Experience During Past Five Years                Date
--------------------------     ---------------------------------------------       ---------

Barth J. Wolf           41     Assistant Secretary and Manager-Legal Services      07-12-98
                               Manager-Legal and Risk Management                   05-19-96 *
                               Administrator-Risk Management                       03-01-92 *


NOTE: All ages for the officers of WPSR and WPSC are as of December 31, 1998. None of the executives listed above for WPSR or for WPSC are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his or her successor shall have been duly elected and qualified, or until his or her death, resignation, disqualification, or removal. Clark R. Steinhardt retired on January 31, 1999.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


        WPS RESOURCES CORPORATION COMMON STOCK TWO-YEAR COMPARISON

                                 Dividends
Share Data                       Per Share*             Price Range
----------                       ---------        -----------------------
                                                   High             Low
                                                  -------         -------
   1998
         1st Quarter              $ .485          33-13/16        32
         2nd Quarter                .485          34              29-15/16
         3rd Quarter                .495          35-3/4          31-5/8
         4th Quarter                .495          37-1/2          33
                                   -----
               Total              $1.960

   1997
         1st Quarter              $ .475          28-3/4          26-1/8
         2nd Quarter                .475          27-7/8          23-3/8
         3rd Quarter                .485          29-1/4          26-3/4
         4th Quarter                .485          34-1/4          28-1/16
                                   -----
               Total              $1.920

* Dividend rates are those of WPS Resources Corporation.

                           DIVIDEND RESTRICTIONS

     WPSC, WPSR's principal subsidiary, is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW. Also, Wisconsin law prohibits WPSC from making loans to WPSR and its nonregulated subsidiaries and from guaranteeing their obligations.

     At December 31, 1998, WPSR had $328.5 million of retained earnings available for dividends.

     UPPCO's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $7.9 million of consolidated retained earnings were available at December 31, 1998, for the payment of common stock cash dividends by UPPCO.

     WPSR made a $34.0 million equity infusion into WPSC during the second quarter of 1998. In December 1998, WPSC paid to WPSR a special common dividend of $20.0 million. The special dividend allowed WPSC's average common equity capitalization ratio to remain at approximately 54.0%, the level approved by the PSCW for ratemaking purposes.

                               COMMON STOCK

     Listed:  New York Stock Exchange

     Ticker Symbol:  WPS

     Transfer Agent and Registrar:  Firstar Bank Milwaukee, N.A.
                                    P. O. Box 2077
                                    Milwaukee, Wisconsin 53201

     As of December 31, 1998, there were 26,319 common stock shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1994 TO 1998)

                         A.   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


=======================================================================================================================
Consolidated Statements of Income and Comprehensive Income
=======================================================================================================================
Year Ended December 31
(Thousands, except share amounts)              1998             1997            1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------
Operating revenues
Electric utility                            $  543,260        $536,885        $548,701        $550,105        $543,346
Gas utility                                    165,111         211,090         211,357         174,693         182,058
Nonregulated energy and other                  355,365         187,862         156,391          56,155          10,921
-----------------------------------------------------------------------------------------------------------------------
Total operating revenues                     1,063,736         935,837         916,449         780,953         736,325
=======================================================================================================================
Operating expenses
Electric production fuels                      110,809         107,988         105,449         105,085         111,240
Purchased power                                 56,447          63,947          55,844          59,339          58,570
Gas purchased for resale                       105,908         147,755         149,388         116,253         126,351
Nonregulated energy cost of sales              346,663         182,863         155,133          53,983          10,663
Other operating expenses                       172,876         165,982         183,768         169,067         164,981
Maintenance                                     52,813          44,325          51,782          54,658          53,988
Depreciation and decommissioning                86,274          83,441          70,762          71,345          61,879
Taxes other than income                         31,902          31,375          31,671          30,555          30,577
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                       963,692         827,676         803,797         660,285         618,249
=======================================================================================================================
Operating income                               100,044         108,161         112,652         120,668         118,076
-----------------------------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds
  used during construction                         173             154             255             180             116
Other, net                                       2,505          11,952            (903)          5,852           4,338
-----------------------------------------------------------------------------------------------------------------------
Total other income and (deductions)              2,678          12,106            (648)          6,032           4,454
=======================================================================================================================
Income before interest expense                 102,722         120,267         112,004         126,700         122,530
-----------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                      23,987          26,273          25,494          26,839          27,404
Other interest                                   4,827           4,910           3,922           2,677           1,856
Allowance for borrowed funds
  used during construction                        (177)           (167)           (299)            (80)           (149)
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                          28,637          31,016          29,117          29,436          29,111
=======================================================================================================================

Distributions - preferred securities
  of subsidiary trust                            1,488               -               -               -               -
=======================================================================================================================

Income before income taxes                      72,597          89,251          82,887          97,264          93,419
Income taxes                                    23,445          31,106          27,216          33,494          32,157
Minority interest                                 (611)           (797)           (348)              -               -
Preferred stock dividends of subsidiary          3,132           3,133           3,134           3,136           3,140
-----------------------------------------------------------------------------------------------------------------------
Net income                                      46,631          55,809          52,885          60,634          58,122
=======================================================================================================================

Other comprehensive income                           -               -               -               -               -
=======================================================================================================================

Comprehensive income                        $   46,631        $ 55,809        $ 52,885        $ 60,634        $ 58,122
=======================================================================================================================

Shares of common stock
Outstanding at December 31                      26,502          26,518          26,537          26,551          26,551
Average                                         26,511          26,527          26,545          26,551          26,551
Basic and diluted earnings per
  average share of common stock                  $1.76           $2.10           $1.99           $2.28           $2.19
Dividend per share of common stock (2)            1.96            1.92            1.88            1.84            1.80
=======================================================================================================================

(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.
(2) Dividend rates are those of WPS Resources Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1994 TO 1998)

                                         B.  CONSOLIDATED BALANCE SHEETS (1)

=======================================================================================================================
Consolidated Balance Sheets
=======================================================================================================================
Assets
-----------------------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                             1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------
Utility plant
Electric                                            $1,715,882    $1,685,413    $1,639,490    $1,603,632    $1,567,346
Gas                                                    267,892       251,603       240,791       228,346       202,903
-----------------------------------------------------------------------------------------------------------------------
Total                                                1,983,774     1,937,016     1,880,281     1,831,978     1,770,249
Less - Accumulated depreciation
  and decommissioning                                1,206,123     1,113,142     1,028,266       977,163       913,423
-----------------------------------------------------------------------------------------------------------------------
Total                                                  777,651       823,874       852,015       854,815       856,826
Nuclear decommissioning trusts                         171,442       134,108       100,570        82,109        64,147
Construction in progress                                42,424        11,776        24,827        18,508        20,577
Nuclear fuel, net                                       18,641        19,062        19,381        14,275        19,417
-----------------------------------------------------------------------------------------------------------------------
Net utility plant                                    1,010,158       988,820       996,793       969,707       960,967
=======================================================================================================================
Current assets                                         240,712       213,453       233,933       202,399       185,582
Net nonutility and nonregulated plant                   41,235        28,188        28,470         9,033         5,878
Regulatory and other assets                            218,282       205,343       204,120       212,769       186,544
-----------------------------------------------------------------------------------------------------------------------
Total assets                                        $1,510,387    $1,435,804    $1,463,316    $1,393,908    $1,338,971
=======================================================================================================================



=======================================================================================================================
Capitalization and Liabilities
-----------------------------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                 $  517,190    $  518,764    $  510,642    $  505,178    $  486,682
Preferred stock of subsidiaries                         51,200        51,645        51,656        51,703        51,776
Long-term debt                                         393,921       347,015       349,054       350,098       353,679
-----------------------------------------------------------------------------------------------------------------------
Total capitalization                                   962,311       917,424       911,352       906,979       892,137
=======================================================================================================================
Liabilities
Short-term borrowings                                   60,293        40,466        63,192        27,425        22,708
Deferred income taxes                                  122,642       131,197       135,904       141,518       131,541
Other liabilities and credits                          365,141       346,717       352,868       317,986       292,585
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                      548,076       518,380       551,964       486,929       446,834
=======================================================================================================================
Total capitalization and liabilities                $1,510,387    $1,435,804    $1,463,316    $1,393,908    $1,338,971
=======================================================================================================================


(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1994 TO 1998)

                                        C.  FINANCIAL STATISTICS
===========================================================================================================

Year Ended December 31                              1998        1997        1996        1995        1994
-----------------------------------------------------------------------------------------------------------
Stock price                                       $35-1/4    $33-13/16    $28-1/2         $34      $26-3/4
Book value per share                               $19.52       $19.56     $19.24      $19.03       $18.33
Return on average equity                             9.0%        10.8%      10.3%       12.2%        12.0%
Number of common stock shareholders                26,319       27,369     27,922      28,416       29,629
Number of employees                                 2,673        2,902      3,032       3,002        3,077
-----------------------------------------------------------------------------------------------------------

Capitalization ratios
Common equity including ESOP                         53.8         56.6       56.0        55.7         54.6
Preferred stock of subsidiaries                       5.3          5.6        5.7         5.7          5.8
Trust preferred securities of subsidiary trust        5.2            -          -           -            -
Long-term debt of subsidiaries                       35.7         37.8       38.3        38.6         39.6
-----------------------------------------------------------------------------------------------------------

Weather information
Cooling degree days                                   519          255        352         808          519
Cooling degree days as a percent of normal         107.0%        53.3%      73.6%      170.1%       107.0%
Heating degree days                                 6,530        8,099      8,566       7,813        7,578
Heating degree days as a percent of normal          82.4%       101.6%     107.5%       98.0%        95.5%
===========================================================================================================

                                                           Dividends
Common Stock Comparison (by quarter)                      Per Share*      High        Low
--------------------------------------------------------------------------------------------
1998
1st quarter                                                $ .485       33-13/16    32
2nd quarter                                                  .485       34          29-15/16
3rd quarter                                                  .495       35-3/4      31-5/8
4th quarter                                                  .495       37-1/2      33
                                                            -----
                                                           $1.96

--------------------------------------------------------------------------------------------
1997
1st quarter                                                $ .475       28-3/4      26-1/8
2nd quarter                                                  .475       27-7/8      23-3/8
3rd quarter                                                  .485       29-1/4      26-3/4
4th quarter                                                  .485       34-1/4      28-1/16
                                                            -----
                                                           $1.92
============================================================================================

* Dividend rates are those of WPS Resources Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1996 TO 1998)

                                      D.  SELECTED FINANCIAL DATA

==========================================================================================================
(Millions)                                                         1998           1997             1996
----------------------------------------------------------------------------------------------------------

Operating revenues                                               $  652.5       $  690.5         $  701.9
Net income                                                           57.2           64.7             60.4
Total assets (at December 31)                                     1,267.6        1,234.0          1,258.9
Long-term debt, net (at December 31)                                304.0          307.6            310.8
==========================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1996 TO 1998)

                                        E.  FINANCIAL STATISTICS

==========================================================================================================
(Millions)                                                          1998           1997             1996
----------------------------------------------------------------------------------------------------------

Coverage
----------------------------------------------------------------------------------------------------------
Times interest earned before income taxes                            4.48           4.48             4.36
Times interest earned after income taxes                             3.29           3.30             3.21
Times interest and preferred dividends
  earned after income taxes                                          2.93           2.97             2.88
==========================================================================================================

Capitalization ratios
Common equity including ESOP                                         57.6           56.0             55.3
Preferred stock                                                       6.1            6.3              6.3
Long-term debt                                                       36.3           37.7             38.4
==========================================================================================================
Percent long-term debt to net utility plant                          33.5           34.7             34.8
==========================================================================================================
Average rate
Bonds                                                                 7.2            7.0              7.0
Preferred stock                                                       6.1            6.1              6.1
==========================================================================================================
Number of preferred stock shareholders                              2,501          2,734            2,965
==========================================================================================================
Weather information
Cooling degree days                                                   519            255              352
Cooling degree days as a percent of normal                         107.0%          53.3%            73.6%
Heating degree days                                                 6,530          8,099            8,566
Heating degree days as a percent of normal                          82.4%         101.6%           107.5%
==========================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         UPPER PENINSULA POWER COMPANY
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1996 TO 1998)

                                       F.  SELECTED FINANCIAL DATA

==========================================================================================================
(Millions)                                                          1998           1997             1996
----------------------------------------------------------------------------------------------------------

Operating revenues                                                 $ 62.7         $ 60.2           $ 58.4
Net income                                                            3.5            3.7              5.2
Total assets (at December 31)                                       127.3          131.3            124.9
Long-term debt, net (at December 31)                                 38.8           38.9             39.0
==========================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         UPPER PENINSULA POWER COMPANY
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1996 TO 1998)

                                        G.  FINANCIAL STATISTICS

==========================================================================================================
(Millions)                                                           1998           1997             1996
----------------------------------------------------------------------------------------------------------

Coverage
----------------------------------------------------------------------------------------------------------
Times interest earned before income taxes                            2.31           2.34             3.05
Times interest earned after income taxes                             1.81           1.87             2.32
Times interest and preferred dividends
  earned after income taxes                                             -           1.87             2.31
==========================================================================================================

Capitalization ratios
Common equity                                                        47.6           50.4             50.4
Preferred stock                                                         -            0.6              0.6
Long-term debt                                                       52.4           49.0             49.0
==========================================================================================================
Percent long-term debt to net utility plant                          38.2           37.9             37.5
==========================================================================================================
Average rate
Bonds                                                                 8.9            8.9              8.9
Preferred stock                                                         -            4.9              5.0
==========================================================================================================
Number of preferred stock shareholders                                  -             48               53
==========================================================================================================

                                                  -46-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION


             RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

     WPS Resources Corporation ("WPSR") is a holding company. Approximately 69% of WPSR's assets at December 31, 1998, approximately 52% of its 1998 revenues, and 87% of its 1998 net income were derived from electric utility operations. WPSR's wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility, and Upper Peninsula Power Company ("UPPCO"), an electric utility, and two primary nonregulated subsidiaries, WPS Energy Services, Inc. ("ESI"), and
WPS Power Development, Inc. ("PDI").

                          1998 COMPARED WITH 1997

WPS RESOURCES CORPORATION OVERVIEW

     WPSR's results of operations and financial position for 1998 and 1997 include the effects of the merger with Upper Peninsula Energy Corporation ("UPEN") which was effective September 29, 1998, and accounted for as a pooling of interests. In accordance with the terms of the merger, each of the 2,950,001 outstanding shares of UPEN common stock (no par value) were converted into 0.90 shares of WPSR common stock, subject to adjustment for cash payments for fractional shares. In conjunction with this merger, WPSR expensed transaction charges of approximately $1.6 million in 1998 and $2.7 million in 1997. These merger transaction charges consist of the following:

        Merger Charges (Millions)
        -----------------------------------------------------
                                      1998              1997
        -----------------------------------------------------
        Investment Bankers            $0.8              $0.9
        Legal                          0.7               0.9
        Accounting                       -               0.2
        Other                          0.1               0.7
        -----------------------------------------------------
        Total                         $1.6              $2.7
        =====================================================

     In addition, UPPCO, UPEN's primary subsidiary, recorded severance costs of $1.1 million and an additional $0.5 million in other merger-related expenses in 1998.

     WPSR consolidated operating revenues were $1.1 billion in 1998 compared with $935.8 million in 1997, an increase of 13.7%. Net income was $46.6 million in 1998 and $55.8 million in 1997, a decrease of 16.5%. Basic and diluted earnings per share were $1.76 in 1998 compared with $2.10 in 1997, a decrease of 16.2%. The primary reasons for the decrease in earnings, as explained below, were the impact of unusually warm winter weather, the effects of a full year electric rate decrease at WPSC, higher maintenance expenses at WPSC, decreased other income, higher other operating expenses, and a decrease in WPSC's gas margin. Partially offsetting these factors were an increase in electric utility margins and an increase in nonregulated margins.

OVERVIEW OF UTILITY OPERATIONS (WPSC AND UPPCO)

     Revenues at WPSC were $652.5 million in 1998 compared with $690.5 million in 1997, a decrease of 5.5%. Earnings were $54.1 million in 1998 and $61.6 million in 1997, a decrease of 12.2%. The primary reasons for the decrease in earnings at WPSC were the impact of unusually warm winter weather, increased maintenance expenses, a decrease in other income, an increase in other operating expenses, and a decrease in the gas margin. Partially offsetting these factors were an increase in the electric utility margin and a decrease in interest expense.

     Revenues at UPPCO were $62.7 million in 1998 compared with $60.2 million in 1997, an increase of 4.2%. Earnings were $3.5 million in 1998 compared with $3.7 million in 1997, a decrease of 5.4%. The primary reasons for the decrease in earnings at UPPCO were higher maintenance and other operating expenses partially offset by an increase in the electric margin.

ELECTRIC UTILITY OPERATIONS (WPSC AND UPPCO)

     WPSR consolidated electric utility margins increased $11.1 million, or 3.0%, primarily due to increased kilowatt-hour ("kWh") sales of 3.0% to WPSC customers as a result of a 103.5% increase in cooling degree days in 1998. Partially offsetting the increase in electric margins in 1998 was the impact on WPSC of a Public Service Commission of Wisconsin ("PSCW") rate order which was effective for the entire year in 1998 but was only effective in 1997 for the period after February 21, 1997. This order authorized an 8.1% electric revenue reduction.

==========================================================================
WPSR Consolidated Electric Margins (Thousands)
--------------------------------------------------------------------------
                                    1998            1997           1996
--------------------------------------------------------------------------

Revenues                          $543,260        $536,885       $548,701
Fuel and purchased power           167,256         171,935        161,293
--------------------------------------------------------------------------

Margin                            $376,004        $364,950       $387,408
==========================================================================

Sales in kWh (Thousands)*       12,172,432      11,993,358     11,828,788
==========================================================================
* Does not include UPPCO unbilled kWh.


     WPSR consolidated electric utility revenues increased $6.4 million, or 1.2%, largely due to increased revenues of $4.8 million from WPSC's wholesale customers and $1.5 million from WPSC's commercial and industrial customers as a result of the warmer weather. Also included in 1998 electric revenues are surcharge revenues at WPSC of $3.8 million related to the recovery of the deferred costs for the 1997 Kewaunee Nuclear Power Plant ("Kewaunee") steam generator repairs. Partially offsetting these increases to revenues were the electric rate reduction and a $1.0 million refund of WPSC's transmission revenues as the result of a 1998 Federal Energy Regulatory Commission ("FERC") settlement related to open access transmission tariff rates.

     WPSR consolidated electric production fuel expense increased
$2.8 million, or 2.6%, primarily as a result of increased generation expense. Kewaunee was out of service for the first six months of 1997 as the result of an extended outage to repair steam generators, thus, in comparison, the higher generation expense in 1998. WPSC is currently the operator and 41.2% owner of Kewaunee.

     WPSR consolidated purchased power expense decreased $7.5 million, or 11.7%, primarily due to decreased purchase requirements at WPSC in the first half of 1998. Purchase requirements at WPSC in the first half of 1997 were higher due to lack of production at Kewaunee in the first and second quarters of 1997 as a result of an extended outage. Kewaunee was also off-line in 1998 for a six-week scheduled refueling outage. Also contributing to lower purchased power expense at WPSC was a $1.2 million credit to purchased power expense in the fourth quarter of 1998 related to the settlement of litigation involving a contract with a power supplier.

     The PSCW allows WPSC to pass changes in the cost of fuel and purchased power, within a specified range, on to its customers through a fuel adjustment clause.

GAS UTILITY OPERATIONS (WPSC)

     WPSR consolidated gas margin decreased $4.1 million in 1998, or 6.5%, primarily due to a 19.4% reduction in heating degree days.

==========================================================================
WPSR Consolidated Gas Margins (Thousands)
--------------------------------------------------------------------------
                                     1998           1997           1996
--------------------------------------------------------------------------

Revenues                           $165,111       $211,090       $211,357
Purchase costs                      105,908        147,755        149,388
--------------------------------------------------------------------------

Margin                             $ 59,203       $ 63,335       $ 61,969
==========================================================================

Volume in therms (Thousands)        608,092        662,008        666,598
==========================================================================

     Gas operating revenues decreased $46.0 million, or 21.8%. This decrease was due to unusually mild weather in 1998 resulting in lower gas therm sales for 1998 of 8.1%. Also contributing to the decrease in gas operating revenues was a reduction in revenues of $7.5 million for refunds from ANR Pipeline Company which WPSC passed on to its gas customers in the second quarter of 1998.

     Gas purchase costs decreased $41.8 million, or 28.3%. This decrease was due to reduced customer demand as a result of the mild weather during 1998. Also contributing to the decrease in gas costs was a $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the second quarter of 1998. Under current regulatory practice, the PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause ("PGAC").

OTHER UTILITY EXPENSES/INCOME (WPSC AND UPPCO)

     Other operating expenses at WPSC increased $4.1 million, or 3.1%, primarily due to higher benefit costs in 1998.

     Other operating expenses at UPPCO increased $0.6 million, or 3.6%, primarily as the result of the accrual of $1.1 million in merger-related severance expense in 1998. Other operating expenses at UPPCO in 1997 included costs incurred related to the termination of UPPCO's Presque Isle Plant Operating Agreement with Wisconsin Electric Power Company ("WEPCO"). UPPCO had staffed and operated WEPCO's Presque Isle Power Plant through December 31, 1997, at which time the operating agreement was terminated.

     Maintenance expense at WPSC increased $7.8 million, or 18.6%, primarily as a result of increased expenses at Kewaunee during the second and fourth quarters of 1998. This increase was partly due to the recognition in the second quarter of 1998 of the 1997 deferred expenses for Kewaunee steam generator repairs. The PSCW approved deferral of the repairs in 1997, the cost of which has been collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge. In addition, maintenance expense at Kewaunee increased in the fourth quarter of 1998 due to a scheduled refueling outage.

     Depreciation and decommissioning expenses at WPSC increased
$2.4 million, or 3.1%, due to an increased plant base and to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs. Accelerated recovery of investment and funding began on February 21, 1997 and, therefore, was effective for all of 1998 but only a portion of 1997.

     Other income at WPSC decreased $5.8 million, or 46.3%, primarily due to one-time gains on sales of nonutility property which occurred in 1997. These gains represented an increase in earnings for 1997 of approximately $0.11 per share.

OVERVIEW OF NONREGULATED OPERATIONS

     Nonregulated operations primarily consist of the gas and electric sales at ESI, an energy marketing subsidiary. Nonregulated operations also include those of WPSR as a holding company and those of PDI which develops electric generation projects, invests in generating projects, and provides services to the electric power generation industry.

     Nonregulated operations experienced a loss of $11.0 million in 1998 compared with a loss of $9.5 million in 1997. Although nonregulated margins continue to grow, losses are being experienced due to gas and electric trading losses and expenses associated with the expansion of customer base.

OVERVIEW OF WPS ENERGY SERVICES, INC.

     Revenues at ESI were $351.3 million in 1998 compared with $189.4 million in 1997, an increase of 85.5%. ESI experienced a loss of $6.9 million in 1998 compared with a loss of $4.9 million in 1997. The primary reasons for the increased loss at ESI were increased electric and gas trading losses primarily due to market volatility, and higher operating expenses due to expansion of the energy trading business. Partially offsetting these factors was an increase in the gas margin.

NONREGULATED MARGINS (ESI)

     Gas margins at ESI were $4.0 million in 1998 compared with $1.9 million in 1997, an increase of 110.5%. Electric margins at ESI remained fairly stable. Gas revenues at ESI were $330.0 million in 1998 compared with $182.3 million in 1997, an increase of $147.7 million, or 81.0%. This increase was the result of sales volume growth and expansion to additional geographic areas. Electric revenues at ESI were $20.5 million in 1998 and $6.4 million in 1997, an increase of $14.1 million, or 220.3%. This increase was also the result of sales volume growth.

     ESI's cost of sales were $346.4 million in 1998 and $186.6 million in 1997, an increase of $159.8 million, or 85.6%. This increase was primarily due to increased gas purchases and purchased power of $145.6 million and $14.2 million, respectively, as a result of customer growth and higher costs of purchases.

OTHER NONREGULATED EXPENSES/INCOME (ESI)

     Other operating expenses at ESI increased $1.1 million, or 13.6%, due to expansion of the business. ESI experienced gas trading losses of $4.9 million in 1998 and $1.4 million in 1997 largely due to market volatility. ESI also experienced electric trading losses of $1.2 million in 1998 primarily due to losses in the third quarter related to the unprecedented market volatility in the electric trading market.

PRICE RISK MANAGEMENT ACTIVITIES (ESI)

     WPSR has not experienced significant price risk activities at its utility operations which are not recoverable through customer rates; however, price risk is experienced at ESI.

     ESI utilizes derivative financial and commodity instruments ("derivatives"), including futures and forward contracts, to reduce market risk associated with fluctuations in the price of natural gas and electricity sold under firm commitments with certain of its customers. ESI also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts, to manage market risk associated with a portion of its anticipated supply requirements. In addition, ESI utilizes derivatives, within specified guidelines, for trading purposes.

     Gains or losses on derivatives associated with firm commitments are recognized as adjustments to the cost of sales or to revenues when the related transactions affect earnings. Gains and losses on derivatives associated with forecasted transactions are recognized when such forecasted transactions affect earnings. At December 31, 1998, $7.2 million in losses related to firm commitments and forecasted transactions were deferred. If it is no longer probable that a forecasted transaction will occur, any gain or loss on the derivative instrument as of such date is immediately recognized in earnings. Derivatives for trading purposes are marked to market each accounting period, and gains and losses are recognized as a component of other income at that time. In 1998 and 1997, trading losses of $6.1 million and $1.4 million, respectively, were recognized.

     At December 31, 1998, ESI had outstanding 22.0 million notional dekatherms of natural gas under futures and option agreements and 1.3 million notional dekatherms of natural gas under basis swap agreements for purposes of managing market risk. The financial instruments outstanding at December 31, 1998 expire at various times through August 2000. ESI has certain gas sales commitments through August 2000 with a range of sale prices from $2.36 to $2.38 per dekatherm and a range of associated gas purchase costs of $2.29 to $2.31 per dekatherm.

     As of December 31, 1998, the fair value of trading instruments included assets of $0.7 million. Except for a minimal level of electric trading instruments, financial instruments used for trading in 1998 and 1997 were natural gas derivatives. At December 31, 1998, ESI had outstanding
13.6 million notional dekatherms of natural gas under futures and option agreements and 1.6 million notional dekatherms of natural gas under basis swap agreements for trading purposes.

============================================================================
Gas Commodity Position (contract amounts in millions)
----------------------------------------------------------------------------
                                                 Carrying              Fair
                                                  Amount               Value
----------------------------------------------------------------------------
Inventory                                          $5.9                 $5.9
Fixed-price purchase obligations                                      $115.0
Fixed-price sales obligations                                          $99.8
============================================================================
Related Derivatives
----------------------------------------------------------------------------
                                         Expected Maturity
                                         -----------------             Fair
                                           1999     2000     Total     Value
----------------------------------------------------------------------------
Futures NYMEX - Hedging
  Long (billion cubic feet)                34.8      2.2
  Weighted average settlement price
    (per dekatherm)                       $2.26    $2.32
  Contract amount                         $78.8     $5.1     $83.9     $70.5
  Short (billion cubic feet)               18.4      0.8
  Weighted average settlement price
    (per dekatherm)                       $2.18    $2.50
  Contract amount                         $40.0     $2.1     $42.1     $35.9
----------------------------------------------------------------------------

Futures NYMEX - Trading
  Long (billion cubic feet)                33.5
  Weighted average settlement price
    (per dekatherm)                       $2.28
  Contract amount                         $76.3              $76.3     $61.0
  Short (billion cubic feet)               37.0
  Weighted average settlement price
    (per dekatherm)                       $2.25
  Contract amount                         $83.2              $83.2     $67.2
----------------------------------------------------------------------------

============================================================================
Related Derivatives (continued)
----------------------------------------------------------------------------
                                         Expected Maturity
                                         -----------------             Fair
                                           1999     2000     Total     Value
----------------------------------------------------------------------------

Fixed-Float Futures Swap - Hedging
  Long (billion cubic feet)                 7.2      3.4
  Weighted average settlement price
    (per dekatherm)                       $2.21    $2.28
  Contract amount                         $15.9     $7.8     $23.7     $22.2
  Short (billion cubic feet)                1.5      0.1
  Weighted average settlement price
    (per dekatherm)                       $2.12    $2.18
  Contract amount                          $3.1     $0.3      $3.4      $3.0
----------------------------------------------------------------------------

Fixed-Float Futures Swap - Trading
  Long (billion cubic feet)                 6.0
  Weighted average settlement price
    (per dekatherm)                       $2.21
  Contract amount                         $13.1              $13.1     $11.3
  Short (billion cubic feet)                3.1      0.1
  Weighted average settlement price
    (per dekatherm)                       $2.15    $1.85
  Contract amount                          $6.8     $0.2      $7.0      $6.0
----------------------------------------------------------------------------

Options - Hedging
  Long calls (billion cubic feet)           0.6
  Weighted average strike price
    (per dekatherm)                       $2.46
  Contract amount                          $1.6               $1.6      $0.2
  Long puts (billion cubic feet)            0.6
  Weighted average strike price
    (per dekatherm)                       $1.87
  Contract amount                          $1.1               $1.1      $0.0
  Short calls (billion cubic feet)          0.7
  Weighted average strike price
    (per dekatherm)                       $2.43
  Contract amount                          $1.7               $1.7      $0.2
  Short puts (billion cubic feet)           0.8      0.5
  Weighted average strike price
    (per dekatherm)                       $2.25    $2.43
  Contract amount                          $1.8     $1.1      $2.9      $0.3
----------------------------------------------------------------------------

============================================================================
Related Derivatives (continued)
----------------------------------------------------------------------------
                                         Expected Maturity
                                         -----------------             Fair
                                           1999     2000     Total     Value
----------------------------------------------------------------------------

Options - Trading
  Long calls (billion cubic feet)           2.2
  Weighted average strike price
    (per dekatherm)                       $2.27
  Contract amount                          $5.1               $5.1      $0.3
  Long puts (billion cubic feet)            5.9
  Weighted average strike price
    (per dekatherm)                       $2.05
  Contract amount                         $12.0              $12.0      $0.7
  Short calls (billion cubic feet)          1.5
  Weighted average strike price
    (per dekatherm)                       $2.17
  Contract amount                          $3.2               $3.2      $0.2
  Short puts (billion cubic feet)           5.0      0.5
  Weighted average strike price
    (per dekatherm)                       $2.14    $2.30
  Contract amount                         $10.7     $1.0     $11.7      $0.9
----------------------------------------------------------------------------

Basis Swaps - Hedging
  Long (billion cubic feet)                12.2      0.9
  Weighted average settlement price
    (per dekatherm)                       $0.17    $0.29
  Contract amount                          $2.1     $0.3      $2.4      $1.5
  Short (billion cubic feet)               13.5      0.5
  Weighted average settlement price
    (per dekatherm)                       $0.20    $0.09
  Contract amount                          $2.7               $2.7      $1.5
----------------------------------------------------------------------------

Basis Swaps - Trading
  Long (billion cubic feet)                80.5      2.6
  Weighted average settlement price
    (per dekatherm)                       $0.25    $0.24
  Contract amount                         $20.9     $0.6     $21.5      $9.3
  Short (billion cubic feet)               82.1      3.8
  Weighted average settlement price
    (per dekatherm)                       $0.25    $0.23
  Contract amount                         $20.4     $0.9     $21.3      $9.7
============================================================================

OTHER NONREGULATED OPERATIONS

     Losses at PDI were $2.4 million in 1998 compared with $1.9 million in 1997. The increase in losses at PDI was primarily due to additional expenses incurred in 1998 for the start-up of new projects. Other operating expenses at PDI increased $1.1 million, or 25.4%, due to higher project expenses. Other income at WPSR included a dividend on a venture capital investment of

$2.0 million in the first quarter of 1998 compared with $0.2 million in the first quarter of 1997.


                     1997 COMPARED WITH 1996

WPS RESOURCES CORPORATION OVERVIEW

     WPSR consolidated operating revenues were $935.8 million in 1997 and $916.4 million in 1996, an increase of 2.1%. Net income increased 5.5% to $55.8 million in 1997 from $52.9 million in 1996. Basic and diluted earnings per share were $2.10 in 1997 compared with $1.99 in 1996, an increase of 5.5%. The primary reasons for the increase in earnings were decreased operating and maintenance expenses, increased other income, an increased nonregulated energy margin, and an increased gas utility margin. Partially offsetting these factors were a decrease in the electric utility margin, an increase in depreciation and decommissioning expense, and an increase in income tax expense.

OVERVIEW OF UTILITY OPERATIONS (WPSC AND UPPCO)

     Revenues at WPSC were $690.5 million in 1997 compared with $701.9 million in 1996, a decrease of 1.6%. Earnings were $61.6 million in 1997 and $57.3 million in 1996, an increase of 7.5%. The primary reasons for the increase in earnings at WPSC were a decrease in operating and maintenance expenses, an increase in other income, and an increase in the gas utility margin. Offsetting these factors were a decrease in the electric utility margin, an increase in depreciation and decommissioning expense, and an increase in income tax expense.

     Revenues at UPPCO were $60.2 million in 1997 compared with $58.4 million in 1996, an increase of 3.1%. Earnings were $3.7 million in 1997 and $5.2 million in 1996, a decrease of 28.8%. The primary reason for the decrease in earnings at UPPCO was a decrease in the electric utility margin.

ELECTRIC UTILITY OPERATIONS (WPSC AND UPPCO)

     WPSR consolidated electric utility margins decreased $22.5 million, or 5.8%, primarily due to implementation of a PSCW rate order at WPSC which authorized a $35.5 million, or 8.1%, electric revenue reduction. A second factor contributing to decreased margins was increased replacement power costs as a result of an extended outage at Kewaunee. A surcharge authorized by the PSCW partially offset increases in replacement power costs in the latter part of the first quarter and in the second quarter of 1997.

     In spite of a 27.6% decrease in cooling degree days, WPSR consolidated electric kWh sales increased by 1.5% primarily due to increased demand by WPSC's commercial and industrial customers. WPSC's commercial and industrial kWh sales increased 4.8%, while wholesale kWh sales decreased 3.4%. WPSR consolidated electric utility revenues decreased $11.8 million, or 2.2%, primarily due to the electric rate decrease at WPSC.

     WPSR consolidated electric production fuel expense increased
$2.5 million, or 2.4%. Nuclear fuel expense at WPSC was $2.0 million lower than in 1996 due to decreased generation at Kewaunee in the first and second quarters of 1997 as a result of an extended outage. Steam fuel expense at WPSC was higher by $1.0 million and combustion turbine generation expense was higher by $3.2 million due to increased generation requirements from these sources during the extended outage at Kewaunee.

     WPSR consolidated purchased power expense increased $8.1 million, or 14.5%, primarily due to increased purchase requirements and higher costs of purchased power at WPSC during the extended outage at Kewaunee.

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

GAS UTILITY OPERATIONS (WPSC)

     WPSR consolidated gas margin increased $1.4 million, or 2.2%, primarily due to WPSC's implementation of a PSCW rate order which authorized a $5.7 million, or 2.7%, increase in gas revenues.

     Gas operating revenues remained relatively stable reflecting the rate increase offset by a 5.5% reduction in heating degree days. Gas revenues also reflect a one-time reduction of $0.9 million in the first quarter of 1997 as a result of a PSCW directive to change the accounting treatment for previous customer line extensions. This reduction represented a decrease of approximately $.02 per share after income tax effects.

     Gas purchase costs showed a net decrease of $1.6 million, or 1.1%, primarily due to reduced purchases because of decreased demand as a result of the reduction in heating degree days. The PSCW allows WPSC to pass changes in the cost of gas on to customers through a PGAC.

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

     Maintenance expense at WPSC decreased $7.1 million, or 14.5%. Electric transmission and distribution expenses decreased $3.4 million as a result of cost saving initiatives and less maintenance of overhead lines in 1997 due to less storm damage. Maintenance expenses were $1.9 million lower at Kewaunee in 1997 because Kewaunee was out of service in 1996 for scheduled maintenance. Gas distribution expenses were lower by $0.9 million due to cost saving initiatives and decreased maintenance activities. Steam costs decreased
$0.6 million at WPSC's coal-fired plants due to changes in maintenance schedules as a result of the extended outage at Kewaunee.

     Depreciation and decommissioning expenses at WPSC increased
$12.0 million, or 18.8%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

     Other income at WPSC increased $7.5 million, or 141.7%, primarily due to gains in 1997 on the sale of nonutility property of $4.8 million which represented an increase of approximately $.11 per share after income tax effects. Also included in other income in 1997 was interest of $2.2 million resulting from an income tax audit settlement. Income tax expense increased $1.9 million reflecting higher net income in 1997.

OVERVIEW OF NONREGULATED OPERATIONS

     Nonregulated operations experienced a loss of $9.5 million in 1997 compared with a loss of $9.6 million in 1996. Operating losses at the nonregulated subsidiaries were anticipated by management as the companies developed infrastructure and financed additional working capital needed to support growth. Losses were also incurred at the WPSR holding company in 1997 due to expenses incurred as a result of the merger with UPEN.

OVERVIEW OF WPS ENERGY SERVICES, INC.

     Revenues at ESI were $189.4 million in 1997 compared with $161.8 million in 1996, an increase of 17.1%.

     ESI incurred a loss of $4.9 million in 1997 and a loss of $6.3 million in 1996.

NONREGULATED MARGINS (ESI)

     Gas margins at ESI were a positive $2.1 million in 1997 and a negative $1.1 million in 1996, an increase of $3.2 million. In 1996, customer commitments at ESI were not fully hedged during a period of volatile gas commodity markets and certain gas suppliers defaulted which negatively impacted margins. Electric margins at ESI increased $0.9 million in 1997.

     Gas sales at ESI increased $26.2 million in 1997, or 17.1%, as a result of customer growth. Electric sales at ESI increased $5.6 million in 1997, or 716.0%, also as a result of customer growth.

     Gas purchases and purchased power expense increased $20.5 million and $4.7 million, respectively, in 1997.

OTHER NONREGULATED EXPENSES/INCOME (ESI)

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

OTHER NONREGULATED OPERATIONS

     PDI incurred a loss of $1.9 million in 1997 and a loss of $4.0 million in 1996. Other operating expenses at PDI increased $0.4 million as a result of expansion of the business and operation of the Stoneman Power Plant ("Stoneman"). Project revenues at PDI partially offset costs related to the investigation of possible energy-related investments and a loss from Stoneman operations. PDI also experienced a loss of $4.0 million in 1996 related to the write-off of an investment in an industrial processing facility. This write-off represented a decrease in 1996 earnings of $.09 per share after income tax effects.

     Other operating expenses at WPSR increased $2.7 million in 1997 due to expenses associated with the UPEN merger.

                            BALANCE SHEET - WPSR

                          1998 COMPARED WITH 1997

     Nuclear decommissioning trusts increased $37.3 million due to continued funding and favorable investment returns. Construction in progress increased $30.6 million largely as a result of construction expenditures related to the Kewaunee steam generator replacement project, the combustion turbine project at West Marinette, and the transmission line for the De Pere Energy Center project. Customer receivables increased $21.1 million primarily as a result of increased sales at ESI. Net nonutility and nonregulated plant increased $13.0 million as a result of the acquisition of additional assets at PDI. Investments and other assets increased $18.5 million primarily due to an increased unrealized gain on the nuclear decommissioning trust at WPSC and an increased unrealized loss on hedging activities at ESI.

     Commercial paper increased $26.9 million due to increased operational cash needs at WPSC and WPSR. Cash requirements exceeded internally generated funds at both WPSC and WPSR. Accounts payable increased $25.7 million due to increased payables at WPSC related to the 1998 Kewaunee refueling outage and other construction projects, and higher payables at ESI as a result of increased sales activity.

                         FINANCIAL CONDITION - WPSR

INVESTMENTS AND FINANCING

     WPSR made a $34.0 million equity infusion into WPSC during the second quarter of 1998. WPSC retired $50.0 million of first-mortgage bonds on July 1, 1998 and issued $50.0 million of senior notes secured by first-mortgage bonds on December 14, 1998. A special common stock dividend of $20.0 million was paid by WPSC to WPSR in December 1998. The special dividend allowed WPSC's average equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking.

     Short-term borrowings increased $26.9 million during 1998 as a result of cash requirements in excess of internally generated funds. Pretax interest coverage was 4.48 times for the 12 months ended December 31, 1998 for WPSC. WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

     WPSR will use internally-generated funds and short-term borrowing to satisfy most of its capital requirements. WPSR may periodically issue additional long-term debt and common stock to reduce short-term debt and to maintain desired capitalization ratios.

     The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. At this time, however, it is anticipated that common stock will be issued by WPSR in mid-1999. WPSR began issuing new shares of common stock for the Stock Investment Plan in January 1999. WPSR may also expand its leveraged employee stock ownership plan during the next three-year period.

     WPSC makes large investments in capital assets. Construction expenditures for WPSC are expected to be approximately $250.0 million in the aggregate for the 1999 through 2001 period. This includes expenditures for the replacement of Kewaunee steam generators.

     In addition, other capital requirements for WPSC for the three-year period will include Kewaunee decommissioning trust fund contributions of $16.8 million.

     WPSC's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, will be accounted for as a capital lease. The De Pere Energy Center lease will be capitalized at $77.8 million in 1999. While not a capital expenditure, this will affect the capital structure.

     UPPCO will incur construction expenditures of about $23.0 million in the aggregate for the period 1999 through 2001, primarily for electric distribution improvements.

     Investment expenditures for nonregulated projects are uncertain since there are few firm commitments at this time. Approximately $38.0 million will be incurred in 1999 to purchase generating units located in the State of Maine and the Canadian Province of New Brunswick. Financing for most nonregulated projects is expected to be obtained through a new subsidiary, WPS Resources Capital Corporation, which was formed in January 1999 to obtain funding for those projects.

     On July 30, 1998, WPSR Capital Trust I ("Trust"), a Delaware business trust of which WPSR owns all of the outstanding $1.5 million trust common securities, issued $50.0 million of trust preferred securities to the public. The sole asset of the Trust is $51.5 million of WPSR subordinated debentures due in 2038. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities.

REGULATORY

     WPSC received a rate order in the Wisconsin jurisdiction on January 15, 1999. The impact is a $26.9 million increase in electric revenues and a $10.3 million increase in gas revenues on an annual basis. The new rates will be effective for 1999 and 2000. The PSCW authorized a 12.1% return on WPSC equity for 1999 and 2000.

MERGER

     On September 29, 1998, UPEN merged with and into WPSR, and UPPCO, UPEN's utility subsidiary, became a wholly-owned subsidiary of WPSR. The exchange of stock qualifies as a tax-free transaction and the transaction has been accounted for as a pooling of interests.

KEWAUNEE

     On September 29, 1998, WPSC and Madison Gas and Electric Company ("MG&E") finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon regulatory approvals and steam generator replacement scheduled for the spring of 2000, will give WPSC 59.0% ownership in Kewaunee.

     The arrangement provides that the book value of MG&E's share of Kewaunee at the time of the transfer could be credited against the purchase price of a planned 83-megawatt, natural gas-fired, combustion-turbine electric generation station to be built near Marinette, Wisconsin. WPSC had previously agreed to build this station for MG&E. If, for some reason, the Marinette station is not completed, the arrangement calls for WPSC to pay for MG&E's share of Kewaunee with a combination of cash and notes.

     MG&E has agreed to retain certain of its obligations related to the period of time that it had been an owner of Kewaunee. MG&E will effectively transfer its nuclear decommissioning funds to WPSC to pay for MG&E's share of the currently estimated decommissioning costs of the plant at the closing for the asset swap. WPSC and Wisconsin Power and Light Company, the joint owners of the plant after the described change in ownership, will be responsible for the decommissioning of the plant.

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

     A Year 2000 project plan which includes awareness, inventory and assessment, remediation, testing, and implementation has been developed. The formal awareness phase of the Year 2000 project which includes understanding and communication of the issue to employees, customers, suppliers, and other affected parties has essentially been completed. The Year 2000 issue has been communicated to WPSR employees and customers via several media. All WPSR business unit leaders have been made aware of the Year 2000 project plan and their roles in implementing the plan. Communication and response to Year 2000 inquiries continue.

     The inventory and assessment phase which includes identification of all information and non-information technology systems and of non-compliant systems, applications, and hardware, has been completed. Action plans for remediation, which includes modifications to bring systems into compliance, and action plans for testing including validation of compliance have been completed.

     Modifications of major in-house supported systems to correct Year 2000 problems have been underway since 1996. WPSR's Information Technology Department has identified five major systems. All of these systems (customer information, finance, human resources, materials management, and facility management) are currently Year 2000 compliant.

     In addition, non-information technology systems have been identified and ranked as to the risk posed by non-compliance. Non-information technology systems include computer and embedded systems related to WPSR's power plant operating, system operating, hydraulic, transmission, and other operating functions. All systems ranked as "critical," "severe," or "high" are scheduled to be Year 2000 compliant by the end of the first quarter of 1999.

     WPSR has hired an external consulting group to monitor the progress of its Year 2000 compliance activities. The consulting group's responsibilities include performing a status check on WPSR's ability to achieve Year 2000 compliance.

     In addition, WPSR is identifying, contacting, and assessing suppliers and other business partners for Year 2000 readiness, as these external parties may have the potential to impact WPSR's Year 2000 readiness. WPSR is also working to address Year 2000 issues related to all joint ownership facilities. At the present time, WPSR is not aware of problems that would materially impact the company's operations. However, WPSR has no means of ensuring that all third parties will be Year 2000 compliant in a timely manner, and the inability of these parties to resolve successfully their Year 2000 issues could have a material impact on the operations of WPSR's subsidiaries.

     Due to fewer expenditures for hardware and software than originally anticipated, the estimate of total Year 2000 project costs has been reduced to $9.0 million. This estimate is considered reasonable and has been approved for rate recovery by the PSCW. This estimate includes internal labor costs of $4.5 million, software replacement costs for non-compliant products of $2.0 million, and contract labor costs of $2.5 million. Expenditures for the Year 2000 project incurred through December 31, 1998, are $2.2 million. Major expenditures for hardware, software, and other equipment were made in the fourth quarter of 1998 and additional expenditures will be made in the first quarter of 1999.

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

     WPSR is assessing the potential impact of failure to achieve Year 2000 compliance with respect to each of the following:

     - Generation availability
     - System monitoring and control functions
     - Ability to restart generators that are out of service for planned or unplanned outages
     - Company-owned voice/data communications
     - Transmission facilities
     - System protection
     - Critical operating data (i.e., generation plant data)
     - Electric and gas distribution systems
     - Pipelines' constraints to the supply or pressure of natural gas
     - Major support systems

     Contingency plans for dealing with Year 2000 issues will be developed by April 1999 for each application that has been identified as "critical" or "severe." In addition, a proposal for a "quick response team" concept has been drafted, and a process for handling unexpected Year 2000 problems will be formalized in early 1999. A most reasonably likely worst case Year 2000 scenario will be identified and addressed by a crisis management team in early 1999. The team plans to conduct a crisis management drill using a Year 2000 scenario.

                          TRENDS - WPSR

ACCOUNTING STANDARDS

     WPSC and UPPCO follow Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," and their financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating each utility. For WPSC these include the PSCW, 89% of revenues; the Michigan Public Service Commission ("MPSC"), 3% of revenues; and the FERC, 8% of revenues. In addition, Kewaunee is regulated by the Nuclear Regulatory Commission. Environmental matters are primarily governed by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources.

     In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. This statement is effective for fiscal periods beginning after June 15, 1999. WPSR will be adopting the requirements of this statement on January 1, 2000, and has not yet determined the method of adoption or its impact. However, the requirements of this statement could increase volatility in earnings and other comprehensive income.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain costs related to software developed or obtained for internal use. The statement is effective for periods beginning after December 15, 1998. WPSR will be adopting the requirements of this statement in January 1999. Although the total impact of WPSR's adoption of this statement has not been determined, WPSC's adoption of this statement is expected to result in a reduction in operating expenses which will be considered in the ratemaking process. The capitalized software costs will then be charged to amortization expense in future years.

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

UTILITY RESTRUCTURING

     Electric reliability issues have replaced restructuring and retail competition issues in Wisconsin, and the PSCW announced that its first priority is to develop the utility infrastructure necessary to assure reliable electric service and to remove the barriers to competition at the wholesale level. In 1998, the PSCW and the major utilities in Wisconsin, including WPSC, made legislative proposals to address reliability and restructuring concerns, including market power, among other issues. This resulted in the Electric Reliability Bill (1997 Wis. Laws 204) ("Act 204"). Act 204 contains provisions which relate to the planning and approval by the PSCW of electric power generation and transmission facilities, the regional management of the transmission system, new electric power generation, including the ownership and operation of wholesale merchant plants, new electric power transmission facilities, out-of-state retail electric sales, service standards for electric generation, transmission, and distribution facilities, and the allowable assets of public utility holding companies.

     On June 5, 1997, the MPSC ordered utilities under its jurisdiction to file electric open access plans and related tariffs. The MPSC order called for generation open access in increments of 2.5% of retail load each year starting in 1997 and ending in 2001. The MPSC order requires full generation open access for retail load in 2002. WPSC and UPPCO submitted plans which provide retail open access starting in 2000 when the MPSC order requires open access for 10% of retail load. The plans then continue on the MPSC schedule including full open access in 2002.

     Should electric deregulation occur such that WPSC and UPPCO would no longer qualify to reflect the effects of ratemaking under SFAS No. 71 in their financial statements, no impairment of significant recorded assets or reduction in reported equity is anticipated. WPSC and UPPCO do not have any significant assets which are foreseen as being potentially stranded and no potential disparity between the depreciable lives of capital assets and those lives applicable to a competitive environment has been identified. Increased
competition is likely to put pressure on electric utility margins.   At this
time, however, management cannot predict the ultimate results of deregulation.

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

     WPSC has historically recovered gas costs through a PGAC. The PSCW has recently allowed utilities to select either an incentive gas cost recovery mechanism or a modified one-for-one mechanism for gas cost recovery. WPSC has selected the modified one-for-one gas cost recovery plan, and implementation of the new mechanism, which is similar to the recovery received under the existing PGAC, began in January 1999.

ENVIRONMENTAL

     WPSC continues to investigate the environmental cleanup of eight manufactured gas plant sites. The cleanup of WPSC's Stevens Point manufactured gas plant site has been substantially completed with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Future investigation and cleanup costs for the remaining seven sites is estimated to be in the range of $33.9 million to $41.0 million.
These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and experience gained through cleanup activities.

     An initial liability for cleanup of $41.7 million had been established with an offsetting regulatory asset (deferred charge). Of this amount, approximately $2.7 million has been spent to date. Management believes that cleanup costs net of insurance recoveries, but not the carrying costs associated with the cleanup expenditures, will be recoverable in current and future customer rates. WPSC has received $12.6 million in insurance recoveries which have been recorded as a reduction in the regulatory asset.

     WPSC is in compliance with both the Phase I and II sulfur dioxide and nitrogen oxide emission limits established by the Federal Clean Air Act Amendments of 1990. Additional capital expenditures of $1.0 million to $2.0 million are projected through 1999 for Wisconsin and for federal air quality compliance. Management believes that all costs incurred for additional compliance will be recoverable in future customer rates.

     In late September 1998, the United States Environmental Protection
Agency ("EPA") required certain states, including Wisconsin to develop plans to reduce the emissions of nitrogen oxides ("NOx") from sources within the state by late 2003. On a preliminary basis, WPSC projects potential capital costs of between $37.0 million and $96.0 million to comply with possible future regulations. The cumulative incremental annual operating and maintenance expense associated with these possible future regulations projected to be incurred by 2010 range from $29.0 million to $106.0 million. The costs will depend on the state-specific compliance method to be adopted in the future as well as the effectiveness of the various technologies available for NOx emission control. Under WPSC's current practice, the capital costs (as reflected in depreciation expenses) and the annual operating costs are anticipated to be recovered through future customer rates.

     On December 24, 1998, WPSC joined other parties in a petition challenging the EPA's regulations that require Wisconsin to prepare and submit a NOx implementation plan. On January 22, 1999, the State of Wisconsin intervened in the litigation and challenged the geographic scope of the rule and the required timing for implementation of NOx controls within the state. No decisions have yet been rendered.

KEWAUNEE

     On September 29, 1998, WPSC and MG&E finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon regulatory approval and steam generator replacement scheduled for the spring of 2000, will give WPSC 59.0% ownership in Kewaunee.

     On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that the repairs made in 1997 were holding up well and few additional repairs were needed. In addition to the inspection and repair of the steam generators, a major overhaul was performed on the main turbine generator. The plant was back in operation on November 27, 1998.

NONREGULATED ACTIVITIES

     ESI incurred a $6.9 million loss in 1998 and a $4.9 million loss in 1997. A primary strategy for ESI is to gain market presence which is reflected in a 117.1% growth in revenues during the three-year period 1996 through 1998, from $161.8 million in 1996 to $351.3 million in 1998. To support this growth, significant expenditures were made for personnel additions and system improvements. These expenditures, coupled with extreme gas market volatility, contributed to the losses incurred at ESI. Gas market volatility was reflected in the NYMEX gas futures prices per dekatherm which, in 1998, ranged from a high of $2.73 to a low of $1.61. In 1997, gas futures prices ranged from a high of $3.55 to a low of $1.82. Gas market volatility has a direct impact on revenue and trading income.

     PDI expects to improve the overall performance of its investment in Stoneman due to a multi-year capacity sales agreement. Stoneman was also grandfathered by the PSCW as a merchant plant which increases the probability that PDI will repower the plant as a 300-megawatt to 500-megawatt gas-fired combined cycle generating facility. Operational problems related to the bonding process at ECO Coal Pelletization #12, LLC are being addressed with expected resolution before the second quarter of 1999.

                         IMPACT OF INFLATION - WPSR

     WPSR's current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. They provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, WPSC's and UPPCO's projected operating costs are recoverable in revenues. Because forecasts are prepared assuming inflation, the majority of inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, WPSC and UPPCO are only allowed to recover the historic cost of plant via depreciation.

        RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

     WPSC is a regulated electric and gas utility. Electric operations accounted for 75% of 1998 revenues, while gas contributed 25% to 1998 revenues.

                          1998 COMPARED WITH 1997

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

     Revenues at WPSC were $652.5 million in 1998 compared with $690.5 million in 1997, a decrease of 5.5%. Earnings were $54.1 million in 1998 and $61.6 million in 1997, a decrease of 12.2%. The primary reasons for the decrease in earnings at WPSC were the impact of unusually warm winter weather, increased maintenance expenses, a decrease in other income, an increase in other operating expenses, and a decrease in the gas margin. Partially offsetting these factors were an increase in the electric utility margin and a decrease in interest expense.

ELECTRIC UTILITY OPERATIONS

     WPSC's electric utility margins increased $8.6 million, or 2.6%, primarily due to increased kWh sales of 3.0% to WPSC customers as a result of a 103.5% increase in cooling degree days in 1998. Partially offsetting the increase in electric margins in 1998 was the impact of a PSCW rate order on WPSC which was effective for the entire year in 1998 but was only effective in 1997 for the period after February 21, 1997. This order authorized an 8.1% electric revenue reduction.

==========================================================================
WPSC Electric Margins (Thousands)
--------------------------------------------------------------------------
                                    1998            1997           1996
--------------------------------------------------------------------------

Revenues                          $487,340        $479,388       $490,506
Fuel and purchased power           152,783         153,414        143,155
--------------------------------------------------------------------------

Margin                            $334,557        $325,974       $347,351
==========================================================================

Sales in kWh (Thousands)        11,600,164      11,259,327     11,011,842
==========================================================================

     Electric utility revenues increased $8.0 million, or 1.7%, largely due to increased revenues of $4.8 million from WPSC's wholesale customers and $1.5 million from WPSC's commercial and industrial customers as a result of the warmer weather. Also included in 1998 electric revenues are surcharge revenues at WPSC of $3.8 million related to the recovery of the deferred costs for the 1997 Kewaunee steam generator repairs. Partially offsetting these increases to revenues were the electric rate reduction and a $1.0 million refund of WPSC's transmission revenues as the result of a FERC settlement related to open access transmission tariff rates.

     Electric production fuel expense increased $2.9 million, or 2.7%, primarily as a result of increased generation expense. Kewaunee was out of service for the first six months of 1997 as the result of an extended outage to repair steam generators, thus, in comparison, the higher generation expense in 1998.

     Purchased power expense decreased $3.5 million, or 7.7%, primarily due to decreased purchase requirements in the first half of 1998. Purchase requirements in the first half of 1997 were higher due to lack of production at Kewaunee in the first and second quarters of 1997 as a result of an extended outage. Also contributing to lower purchased power expense was a $1.2 million credit to purchased power expense in the fourth quarter of 1998 related to the settlement of litigation involving a contract with a power supplier.

     The PSCW allows WPSC to pass changes in the cost of fuel and purchased power, within a specified range, on to its customers through a fuel adjustment clause.

GAS UTILITY OPERATIONS

     WPSC's gas margin decreased $3.1 million in 1998, or 4.9%, primarily due to a 19.4% reduction in heating degree days.

========================================================================
WPSC Gas Margins (Thousands)
------------------------------------------------------------------------
                                     1998          1997          1996
------------------------------------------------------------------------

Revenues                           $165,111      $211,090      $211,357
Purchase costs                      104,608       147,493       149,388
------------------------------------------------------------------------

Margin                             $ 60,503      $ 63,597      $ 61,969
========================================================================

Volume in therms (Thousands)        608,092       662,008       666,598
========================================================================

     Gas operating revenues decreased $46.0 million, or 21.8%. This decrease was due to unusually mild weather in 1998 resulting in lower gas therm sales for 1998 of 8.1%. Also contributing to the decrease in gas operating revenues was a reduction in revenues of $7.5 million for refunds from ANR Pipeline Company which WPSC passed on to its gas customers in the second quarter of 1998.

     Gas purchase costs decreased $42.9 million, or 29.1%. This decrease was due to reduced customer demand as a result of the mild weather during 1998. Also contributing to the decrease in gas costs was a $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the second quarter of 1998. Under current regulatory practice, the PSCW allows WPSC to pass changes in the cost of gas on to customers through a PGAC.

OTHER UTILITY EXPENSES/INCOME

     Other operating expenses at WPSC increased $4.1 million, or 3.1%, primarily due to higher benefit costs in 1998.

     Maintenance expense increased $7.8 million, or 18.6%, primarily as a result of increased expenses at Kewaunee during the second and fourth quarters of 1998. This increase was partly due to the recognition in the second quarter of 1998 of the 1997 deferred expenses for Kewaunee steam generator repairs. The PSCW approved deferral of the repairs in 1997, the cost of which has been collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge. In addition, maintenance expense at Kewaunee increased in the fourth quarter of 1998 due to a scheduled refueling outage.

     Depreciation and decommissioning expenses increased $2.4 million, or 3.1%, due to an increased plant base and to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs. Accelerated recovery of investment and funding began on February 21, 1997 and, therefore, was effective for all of 1998 but only a portion of 1997.

     Other income decreased $5.8 million, or 46.3%, primarily due to one-time gains on sales of nonutility property which occurred in 1997. These gains represented an increase in earnings for 1997 of approximately $0.11 per share.

                          1997 COMPARED WITH 1996

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

     Revenues at WPSC were $690.5 million in 1997 compared with $701.9 million in 1996, a decrease of 1.6%. Earnings were $61.6 million in 1997 and $57.3 million in 1996, an increase of 7.5%. The primary reasons for the increase in earnings were a decrease in operating and maintenance expenses, an increase in other income, and an increase in the gas utility margin. Offsetting these factors were a decrease in the electric utility margin, an increase in depreciation and decommissioning expense, and an increase in income tax expense.

ELECTRIC UTILITY OPERATIONS

     WPSC's electric utility margins decreased $21.4 million, or 6.2%, primarily due to implementation of a PSCW rate order which authorized a $35.5 million, or 8.1%, electric revenue reduction. A second factor contributing to decreased margins was increased replacement power costs as a result of an extended outage at Kewaunee. A surcharge authorized by the PSCW partially offset increases in replacement power costs in the latter part of the first quarter and in the second quarter of 1997.

     In spite of a 27.6% decrease in cooling degree days, electric kWh sales increased by 2.2% primarily due to increased demand by WPSC's commercial and industrial customers. Commercial and industrial kWh sales increased 4.8%, while wholesale kWh sales decreased 3.4%. Electric operating revenues decreased $11.1 million, or 2.3%, primarily due to the electric rate decrease.

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

     Purchased power expense increased $8.1 million, or 21.6%, primarily due to increased purchase requirements and higher costs of purchased power during the extended outage at Kewaunee.

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

GAS UTILITY OPERATIONS

     WPSC's gas margin increased $1.4 million, or 2.2%, primarily due to the implementation of a PSCW rate order which authorized a $5.7 million, or 2.7%, increase in gas revenues.

     Gas operating revenues remained relatively stable reflecting the rate increase offset by a 5.5% reduction in heating degree days. Gas revenues also reflect a one-time reduction of $0.9 million in the first quarter of 1997 as a result of a PSCW directive to change the accounting treatment for previous customer line extensions. This reduction represented a decrease of approximately $.02 per share after income tax effects.

     Gas purchase costs showed a net decrease of $1.6 million, or 1.1%, primarily due to reduced purchases because of decreased demand as a result of the reduction in heating degree days. The PSCW allows WPSC to pass changes in the cost of gas on to customers through a PGAC.

OTHER UTILITY EXPENSES/INCOME

     Other operating expenses decreased $24.1 million, or 15.2%. Cost saving initiatives and decreased amortization of deferred demand-side management expenditures resulted in lower customer service and sales expenses of $9.5 million. Administrative expenses decreased $5.8 million due to cost saving measures and reduced postretirement medical, dental, and other benefit expenses. Generation operating expenses were lower by $7.3 million primarily as a result of the completion in 1996 of an amortization of deferred expenses related to a previous coal contract settlement. Gas operating expenses decreased $1.5 million as the result of a PSCW directive requiring gas servicing revenues and expenses to be classified as other income and deductions beginning in 1997.

     Maintenance expense decreased $7.1 million, or 14.5%. Electric transmission and distribution expenses decreased $3.4 million as a result of cost saving initiatives and less maintenance of overhead lines in 1997 due to less storm damage. Maintenance expenses were $1.9 million lower at Kewaunee in 1997 because Kewaunee was out of service in 1996 for scheduled maintenance. Gas distribution expenses were lower by $0.9 million due to cost saving initiatives and decreased maintenance activities. Steam costs decreased

$0.6 million at WPSC's coal-fired plants due to changes in maintenance schedules as a result of the extended outage at Kewaunee.

     Depreciation and decommissioning expenses increased $12.0 million, or 18.8%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

     Other income increased $7.5 million, or 141.7%, primarily due to gains in 1997 on the sale of nonutility property of $4.8 million which represented an increase of approximately $.11 per share after income tax effects. Also included in other income in 1997 was interest of $2.2 million resulting from an income tax audit settlement. Income tax expense increased $1.9 million reflecting higher net income in 1997.

                            BALANCE SHEET - WPSC

                          1998 COMPARED WITH 1997

     Nuclear decommissioning trusts increased $37.3 million due to continued funding and favorable investment returns. Construction in progress increased $28.7 million largely as a result of construction expenditures related to the Kewaunee steam generator replacement project, the combustion turbine project at West Marinette, and the transmission line for the De Pere Energy Center project.

     Commercial paper increased $9.5 million due to increased operational cash needs at WPSC. Cash requirements exceeded internally generated funds. Accounts payable increased $14.2 million due to increased payables related to the 1998 Kewaunee refueling outage and other construction projects, and other long-term liabilities increased $20.2 million due to an increased liability for postretirement health care and higher deposits from the joint owners of Kewaunee as a result of the refueling outage.

                    FINANCIAL CONDITION - WPSC

INVESTMENTS AND FINANCING

     WPSR made a $34.0 million equity infusion in WPSC during the second quarter of 1998. WPSC retired $50.0 million of first-mortgage bonds on July 1, 1998 and issued $50.0 million of senior notes secured by first-mortgage bonds on December 14, 1998. A special common stock dividend of $20.0 million was paid by WPSC to WPSR in December 1998. The special dividend allowed WPSC's average equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW for ratemaking.

     Short-term borrowings increased $9.5 million during 1998 as a result of cash requirements in excess of internally generated funds. Pretax interest coverage was 4.48 times for the 12 months ended December 31, 1998. WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

     WPSC makes large investments in capital assets. Construction expenditures for WPSC are expected to be approximately $250.0 million in the aggregate for the 1999 through 2001 period. This includes expenditures for the replacement of Kewaunee steam generators.

     In addition, other capital requirements for WPSC for the three-year period include Kewaunee decommissioning trust fund contributions of $16.8 million.

     WPSC's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, will be accounted for as a capital lease. The De Pere Energy Center lease will be capitalized at $77.8 million in 1999. At the same time, a capital lease obligation of the same amount will be recorded which will affect WPSC's capital structure.

REGULATORY

     WPSC received a rate order in the Wisconsin jurisdiction on January 15, 1999. The impact is a $26.9 million increase in electric revenues and a $10.3 million increase in gas revenues on an annual basis. The new rates will be effective for 1999 and 2000. The PSCW authorized a 12.1% return on WPSC equity for 1999 and 2000.

KEWAUNEE

     On September 29, 1998, WPSC and MG&E finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon regulatory approvals and steam generator replacement scheduled for the spring of 2000, will give WPSC 59.0% ownership in Kewaunee.

     The arrangement provides that the book value of MG&E's share of Kewaunee at the time of the transfer could be credited against the purchase price of a planned 83-megawatt, natural gas-fired, combustion-turbine electric generating station to be built near Marinette, Wisconsin. WPSC had previously agreed to build this station for MG&E. If, for some reason, the Marinette station is not completed, the arrangement calls for WPSC to pay for MG&E's share of Kewaunee with a combination of cash and notes.

     MG&E has agreed to retain certain of its obligations related to the period of time that it had been an owner of Kewaunee. MG&E will effectively transfer its nuclear decommissioning funds to WPSC to pay for MG&E's share of the currently estimated decommissioning costs of the plant at the closing for the asset swap. WPSC and Wisconsin Power and Light Company, the joint owners of the plant after the described change in ownership, will be responsible for the decommissioning of the plant.

YEAR 2000 COMPLIANCE

     The Year 2000 issue arises because software programs, computer hardware, and equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in system failures or other disruptions of operations.

     WPSC is committed to eliminating or minimizing adverse effects of the Year 2000 computer compliance issue on its business operations, including the products and services provided to customers, and to maintaining WPSC's reputation as an efficient and reliable supplier of energy. WPSC, however, is unable to guarantee that there will be no adverse effects as a result of the Year 2000 computer compliance issue because many aspects of compliance are beyond WPSC's direct control.

     WPSC has undertaken a program to assess Year 2000 compliance and to bring computer systems into compliance by the year 2000. All systems, including energy production and delivery systems, other embedded systems, and third party systems of suppliers are being evaluated to identify and resolve potential problems.

     A Year 2000 project plan which includes awareness, inventory and assessment, remediation, testing, and implementation has been developed. The formal awareness phase of the Year 2000 project which includes understanding and communication of the issue to employees, customers, suppliers, and other affected parties has essentially been completed. The Year 2000 issue has been communicated to WPSC employees and customers via several media. All WPSC business unit leaders have been made aware of the Year 2000 project plan and their roles in implementing the plan. Communication and response to Year 2000 inquiries continue.

     The inventory and assessment phase which includes identification of all information and non-information technology systems and of non-compliant systems, applications, and hardware, has been completed. Action plans for remediation, which include modifications to bring systems into compliance, and action plans for testing including validation of compliance have been completed.

     Modifications of major in-house supported systems to correct Year 2000 problems have been underway since 1996. WPSC's Information Technology Department has identified five major systems. All of these systems (customer information, finance, human resources, materials management, and facility management) are currently Year 2000 compliant.

     In addition, non-information technology systems have been identified and ranked as to the risk posed by non-compliance. Non-information technology systems include computer and embedded systems related to WPSC's power plant operating, system operating, hydraulic, transmission, and other operating functions. All systems ranked as "critical," "severe," or "high" are scheduled to be Year 2000 compliant by the end of the first quarter of 1999.

     WPSC has hired an external consulting group to monitor the progress of its Year 2000 compliance activities. The consulting group's responsibilities include performing a status check on WPSC's ability to achieve Year 2000 compliance.

     In addition, WPSC is identifying, contacting, and assessing suppliers and other business partners for Year 2000 readiness, as these external parties may have the potential to impact WPSC's Year 2000 readiness. WPSC is also working to address Year 2000 issues related to all joint ownership facilities. At the present time, WPSC is not aware of problems that would materially impact the company's operations. However, WPSC has no means of ensuring that all third parties will be Year 2000 compliant in a timely manner, and the inability of these parties to successfully resolve their Year 2000 issues could have a material impact on company operations.

     Due to fewer expenditures for hardware and software than originally anticipated, the estimate of total Year 2000 project costs has been reduced to $9.0 million. This estimate is considered reasonable and has been approved for rate recovery by the PSCW. This estimate includes internal labor costs of $4.5 million, software replacement costs for non-compliant products of

$2.0 million, and contract labor costs of $2.5 million. Expenditures for the Year 2000 project incurred through December 31, 1998, are $2.2 million. Major expenditures for hardware, software, and other equipment were made in the fourth quarter of 1998 and additional expenditures will be made in the first quarter of 1999.

     The failure to correct a material Year 2000 problem could result in an interruption in, or the failure of, certain normal business activities or operations which could materially affect WPSC's results of operations. However, due to the general uncertainty inherent in the Year 2000 issue, WPSC is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on operations. A preliminary identification of potential risks related to the failure to be in compliance by the Year 2000 has been made. A better understanding of actual risks will be developed during the remediation, testing, and contingency planning processes. The development of WPSC's contingency planning process is intended to minimize the problems associated with these risks.

     WPSC is assessing the potential impact of failure to achieve Year 2000 compliance with respect to each of the following:

     - Generation availability
     - System monitoring and control functions
     - Ability to restart generators that are out of service for planned or unplanned outages
     - Company-owned voice/data communications
     - Transmission facilities
     - System protection
     - Critical operating data (i.e., generation plant data)
     - Electric and gas distribution systems
     - Pipelines' constraints to the supply or pressure of natural gas
     - Major support systems

     Contingency plans for dealing with Year 2000 issues will be developed by April 1999 for each application that has been identified as "critical" or "severe." In addition, a proposal for a "quick response team" concept has been drafted, and a process for handling unexpected Year 2000 problems will be formalized in early 1999. A most reasonably likely worst case Year 2000 scenario will be identified and addressed by a crisis management team in early 1999. The team plans to conduct a crisis management drill using a Year 2000 scenario.

                               TRENDS - WPSC

ACCOUNTING STANDARDS

     WPSC follows SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the utility. For WPSC these include the PSCW, 89% of revenues; the MPSC, 3% of revenues; and the FERC, 8% of revenues. In addition, Kewaunee is regulated by the Nuclear Regulatory Commission. Environmental matters are primarily governed by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources.

     In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. This statement is effective for fiscal periods beginning after June 15, 1999. WPSC will be adopting the requirements of this statement on January 1, 2000, and has not yet determined the method of adoption or its impact. However, the requirements of this statement could increase volatility in earnings and other comprehensive income.

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain costs related to software developed or obtained for internal use. The statement is effective for periods beginning after December 15, 1998. WPSC will be adopting the requirements of this statement in January 1999. While the total impact of WPSC's adoption of this statement has not been determined, WPSC's adoption of this statement is expected to result in a reduction in operating expenses which will be considered in the ratemaking process. The capitalized software costs will then be charged to amortization expense in future years.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. WPSC will be adopting the requirements of this statement in 1999 and does not anticipate any material impact to its financial statements.

UTILITY RESTRUCTURING

     Electric reliability issues have replaced restructuring and retail competition issues in Wisconsin, and the PSCW announced that its first priority is to develop the utility infrastructure necessary to assure reliable electric service and to remove the barriers to competition at the wholesale level. In 1998, the PSCW and the major utilities in Wisconsin, including WPSC, made legislative proposals to address reliability and restructuring concerns, including market power, among other issues. This resulted in the Electric Reliability Bill (1997 Wis. Laws 204) ("Act 204"). Act 204 contains provisions which relate to the planning and approval by the PSCW of electric power generation and transmission facilities, the regional management of the transmission system, new electric power generation, including the ownership and operation of wholesale merchant plants, new electric power transmission facilities, out-of-state retail electric sales, service standards for electric generation, transmission, and distribution facilities, and the allowable assets of public utility holding companies.

     On June 5, 1997, the MPSC ordered utilities under its jurisdiction to file electric open access plans and related tariffs. The MPSC order called for generation open access in increments of 2.5% of retail load each year starting in 1997 and ending in 2001. The MPSC order requires full generation open access for retail load in 2002. WPSC submitted a plan which provides retail open access starting in 2000 when the MPSC order requires open access for 10% of retail load. The plan then continues on the MPSC schedule including full open access in 2002.

     Should electric deregulation occur such that WPSC would no longer qualify to reflect the effects of ratemaking under SFAS No. 71 in its financial statements, no impairment of significant recorded assets or reduction in reported equity is anticipated. WPSC does not have any significant assets which are foreseen as being potentially stranded and no potential disparity between the depreciable lives of capital assets and those lives applicable to a competitive environment has been identified. Increased competition is likely to put pressure on electric utility margins. At this time, however, management cannot predict the ultimate results of deregulation.

     Part of electric utility restructuring involves establishing ISOs. An ISO is an independent third party which oversees the operations of transmission facilities, administers open access transmission tariffs, and directs power dispatch. WPSC is working with several groups which are attempting to form ISOs.

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

     WPSC has historically recovered gas costs through a PGAC. The PSCW has recently allowed utilities to select either an incentive gas cost recovery mechanism or a modified one-for-one mechanism for gas cost recovery. WPSC has selected the modified one-for-one gas cost recovery plan and implementation of the new mechanism, which is similar to the recovery received under the existing PGAC, began in January 1999.

ENVIRONMENTAL

     WPSC continues to investigate the environmental cleanup of eight manufactured gas plant sites. The cleanup of WPSC's Stevens Point manufactured gas plant site has been substantially completed with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Future investigation and cleanup costs for the remaining seven sites is estimated to be in the range of $33.9 million to $41.0 million.
These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and experience gained through cleanup activities.

     An initial liability for cleanup of $41.7 million had been established with an offsetting regulatory asset (deferred charge). Of this amount, approximately $2.7 million has been spent to date. Management believes that cleanup costs net of insurance recoveries, but not the carrying costs associated with the cleanup expenditures, will be recoverable in current and future customer rates. WPSC has received $12.6 million in insurance recoveries which have been recorded as a reduction in the regulatory asset.

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

     In late September 1998, the EPA required certain states, including Wisconsin to develop plans to reduce the emissions of NOx from sources within the state by late 2003. On a preliminary basis, WPSC projects potential capital costs of between $37.0 million and $96.0 million to comply with possible future regulations. The cumulative incremental annual operating and maintenance expense associated with these possible future regulations projected to be incurred by 2010 range from $29.0 million to $106.0 million. The costs will depend on the state-specific compliance method to be adopted in the future as well as the effectiveness of the various technologies available for NOx emission control. Under WPSC's current practice, the capital costs (as reflected in depreciation expenses) and the annual operating costs are anticipated to be recovered through future customer rates.

     On December 24, 1998, WPSC joined other parties in a petition challenging the EPA's regulations that require Wisconsin to prepare and submit a NOx implementation plan. On January 22, 1999, the State of Wisconsin intervened in the litigation and challenged the geographic scope of the rule and the required timing for implementation of NOx controls within the state. No decisions have yet been rendered.

KEWAUNEE

     On September 29, 1998, WPSC and MG&E finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon regulatory approval and steam generator replacement scheduled for the spring of 2000, will give WPSC 59.0% ownership in Kewaunee.

     On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that the repairs made in 1997 were holding up well and few additional repairs were needed. In addition to the inspection and repair of the steam generators, a major overhaul was performed on the main turbine generator. The plant was back in operation on November 27, 1998.

                         IMPACT OF INFLATION - WPSC

     WPSC's current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. They provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, WPSC's projected operating costs are recoverable in revenues. Because forecasts are prepared assuming inflation, the majority of inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, WPSC is only allowed to recover the historic cost of plant via depreciation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                             A.  CONSOLIDATED STATEMENTS OF INCOME,
                         COMPREHENSIVE INCOME, AND RETAINED EARNINGS (1)

=================================================================================================
Year Ended December 31 (Thousands, except share amounts)      1998           1997          1996
-------------------------------------------------------------------------------------------------
Operating revenues
Electric utility                                          $  543,260      $536,885      $548,701
Gas utility                                                  165,111       211,090       211,357
Nonregulated energy and other                                355,365       187,862       156,391
-------------------------------------------------------------------------------------------------
Total operating revenues                                   1,063,736       935,837       916,449
=================================================================================================

Operating expenses
Electric production fuels                                    110,809       107,988       105,449
Purchased power                                               56,447        63,947        55,844
Gas purchased for resale                                     105,908       147,755       149,388
Nonregulated energy cost of sales                            346,663       182,863       155,133
Other operating expenses                                     172,876       165,982       183,768
Maintenance                                                   52,813        44,325        51,782
Depreciation and decommissioning                              86,274        83,441        70,762
Taxes other than income                                       31,902        31,375        31,671
-------------------------------------------------------------------------------------------------
Total operating expenses                                     963,692       827,676       803,797
=================================================================================================
Operating income                                             100,044       108,161       112,652
-------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds used during construction              173           154           255
Other, net                                                     2,505        11,952          (903)
-------------------------------------------------------------------------------------------------
Total other income and (deductions)                            2,678        12,106          (648)
=================================================================================================
Income before interest expense                               102,722       120,267       112,004
-------------------------------------------------------------------------------------------------
Interest on long-term debt                                    23,987        26,273        25,494
Other interest                                                 4,827         4,910         3,922
Allowance for borrowed funds used during construction           (177)         (167)         (299)
-------------------------------------------------------------------------------------------------
Total interest expense                                        28,637        31,016        29,117
=================================================================================================

Distributions - preferred securities of subsidiary trust       1,488             -             -
=================================================================================================

Income before income taxes                                    72,597        89,251        82,887
Income taxes                                                  23,445        31,106        27,216
Minority interest                                               (611)         (797)         (348)
Preferred stock dividends of subsidiaries                      3,132         3,133         3,134
-------------------------------------------------------------------------------------------------
Net income                                                    46,631        55,809        52,885
=================================================================================================

Other comprehensive income                                         -             -             -
=================================================================================================

Comprehensive income                                          46,631        55,809        52,885
=================================================================================================

Retained earnings at beginning of year                       339,508       333,375       329,150
Cash dividends on common stock                               (50,985)      (49,676)      (48,660)
-------------------------------------------------------------------------------------------------
Retained earnings at end of year                          $  335,154      $339,508      $333,375
=================================================================================================

Average shares of common stock                                26,511        26,527        26,545
Basic and diluted earnings per average share
  of common stock                                              $1.76         $2.10         $1.99
Dividend per share of common stock (2)                          1.96          1.92          1.88
=================================================================================================

(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.
(2) Dividend rates are those of WPS Resources Corporation.

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                        B.  CONSOLIDATED BALANCE SHEETS (1)

============================================================================================
Assets
--------------------------------------------------------------------------------------------
At December 31 (Thousands)                                         1998             1997
--------------------------------------------------------------------------------------------
Utility plant
Electric                                                        $1,715,882       $1,685,413
Gas                                                                267,892          251,603
--------------------------------------------------------------------------------------------
Total                                                            1,983,774        1,937,016
Less - Accumulated depreciation and decommissioning              1,206,123        1,113,142
--------------------------------------------------------------------------------------------
Total                                                              777,651          823,874
Nuclear decommissioning trusts                                     171,442          134,108
Construction in progress                                            42,424           11,776
Nuclear fuel, less accumulated amortization                         18,641           19,062
--------------------------------------------------------------------------------------------
Net utility plant                                                1,010,158          988,820
============================================================================================

Current assets
Cash and equivalents                                                 7,134            8,495
Customer and other receivables, net of reserves                    117,206           96,100
Accrued utility revenues                                            34,175           30,750
Fossil fuel, at average cost                                        13,152           10,622
Gas in storage, at average cost                                     20,795           22,080
Materials and supplies, at average cost                             21,788           20,761
Prepayments and other                                               26,462           24,645
--------------------------------------------------------------------------------------------
Total current assets                                               240,712          213,453
============================================================================================

Regulatory assets                                                   70,041           79,849
Net nonutility and nonregulated plant                               41,235           28,188
Pension assets                                                      60,018           55,790
Investments and other assets                                        88,223           69,704
============================================================================================
Total                                                           $1,510,387       $1,435,804
============================================================================================

(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                     B.  CONSOLIDATED BALANCE SHEETS CONTINUED (1)

============================================================================================
Capitalization and Liabilities
--------------------------------------------------------------------------------------------
At December 31 (Thousands)                                          1998             1997
--------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                             $  517,190       $  518,764
Preferred stock of subsidiary with no mandatory redemption          51,200           51,200
Preferred stock of subsidiary with mandatory redemption                  -              445
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely WPSR
  7.00% subordinated debentures                                     50,000                -
Long-term debt                                                     343,037          347,015
--------------------------------------------------------------------------------------------
Total capitalization                                               961,427          917,424
============================================================================================

Current liabilities
Long-term debt due within one year                                     884              260
Notes payable                                                       12,703           19,500
Commercial paper                                                    47,590           20,706
Accounts payable                                                   115,490           89,747
Accrued taxes                                                        2,838           10,114
Accrued interest                                                     7,594            8,711
Other                                                                9,095           12,415
--------------------------------------------------------------------------------------------
Total current liabilities                                          196,194          161,453
============================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                  122,642          131,197
Accumulated deferred investment tax credits                         27,150           29,461
Regulatory liabilities                                              50,474           56,487
Environmental remediation liabilities                               40,478           40,848
Other long-term liabilities                                        112,022           98,934
--------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                   352,766          356,927
============================================================================================

Commitments and contingencies (See Note 10)                              -                -
============================================================================================
Total                                                           $1,510,387       $1,435,804
============================================================================================

(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                       C.  CONSOLIDATED STATEMENTS OF CAPITALIZATION (1)

=================================================================================================
At December 31 (Thousands, except share amounts)                          1998            1997
-------------------------------------------------------------------------------------------------

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  26,551,405 shares outstanding                                         $ 26,551        $ 26,551
Premium on capital stock                                                 163,438         163,454
Retained earnings                                                        335,154         339,508
Shares in deferred compensation trust, 49,477 and 33,430 shares at an average cost of $30.42 and $28.44 per
  share at December 31, 1998 and 1997, respectively                       (1,505)           (951)
ESOP loan guarantees                                                      (6,448)         (9,798)
-------------------------------------------------------------------------------------------------
Total common stock equity                                                517,190         518,764
=================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                        13,200          13,200
         5.04%              30,000                                         3,000           3,000
         5.08%              50,000                                         5,000           5,000
         6.76%             150,000                                        15,000          15,000
         6.88%             150,000                                        15,000          15,000
-------------------------------------------------------------------------------------------------
Total preferred stock of subsidiary with no mandatory redemption          51,200          51,200
=================================================================================================

Preferred stock - Upper Peninsula Power Company
Cumulative redeemable, $100 par value,
  300,000 shares authorized (issuable in series),
  issued and outstanding
                             Shares Outstanding
                      --------------------------------
         Series          1998                 1997
         ------          ----                 ----
         5.25%              -                  853                             -              85
         4.70%              -                3,600                             -             360
-------------------------------------------------------------------------------------------------
Total preferred stock of subsidiary with mandatory redemption                  -             445
=================================================================================================

Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust
  holding solely WPSR 7.00% subordinated debentures                       50,000               -
=================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                              -          50,000
        7.30%                2002                                         50,000          50,000
        6.80%                2003                                         50,000          50,000
        6-1/8%               2005                                          9,075           9,075
        6.90%                2013                                         22,000          22,000
        8.80%                2021                                         53,100          53,100
        7-1/8%               2023                                         50,000          50,000
        6.08%                2028                                         50,000               -

First mortgage bonds - Upper Peninsula Power Company
        Series             Year Due
        ------             --------
        7.94%               2003                                          15,000          15,000
        10.0%               2008                                           6,000           6,000
        9.32%               2021                                          18,000          18,000

Installment sales contract for air pollution control
  equipment - Upper Peninsula Power Company
        Term Bonds          Year Due
        ----------          --------
           6.90%              1999                                           120             230
-------------------------------------------------------------------------------------------------
Total                                                                    323,295         323,405
Unamortized discount and premium on bonds, net                              (817)           (890)
-------------------------------------------------------------------------------------------------
Total first mortgage bonds                                               322,478         322,515
-------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                       6,448           9,798
Notes payable to bank, secured by nonregulated plant                      10,943          10,710
Senior secured note                                                        3,886           4,037
Other long-term debt                                                         166             215
-------------------------------------------------------------------------------------------------
Total long-term debt                                                     343,921         347,275
Less amounts due within one year                                            (884)           (260)
-------------------------------------------------------------------------------------------------
Net long-term debt                                                       343,037         347,015
=================================================================================================
Total capitalization                                                    $961,427        $917,424
=================================================================================================

(1) These statements give effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                       D.  CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

=================================================================================================
Year Ended December 31 (Thousands)                            1998          1997          1996
-------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                $   46,631    $   55,809    $   52,885

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                              86,274        83,441        70,762
Amortization of nuclear fuel and other                        16,257        14,665        28,691
Deferred income taxes                                        (11,940)       (6,220)       (7,579)
Investment tax credit restored                                (2,311)       (1,949)       (1,961)
Allowance for equity funds used during construction             (173)         (154)         (255)
Pension income                                                (9,669)      (12,548)      (12,953)
Postretirement liability                                       4,491         6,424         8,047
Other, net                                                    (9,220)       (7,535)        5,329

Changes in
Customer and other receivables                               (21,106)       17,343       (27,316)
Accrued utility revenues                                      (3,425)        4,636         2,200
Fossil fuel inventory                                         (2,530)       (2,112)          477
Gas in storage                                                 1,285        (2,093)       (9,911)
Accounts payable                                              25,743       (10,794)       30,184
Accrued taxes                                                 (7,276)        1,937          (594)
Environmental remediation insurance recovery                       -        12,374           200
Miscellaneous current and accrued liabilities                 (4,004)       (3,373)       (4,352)
Gas refunds                                                      684          (318)       (6,175)
-------------------------------------------------------------------------------------------------
Net cash from operating activities                           109,711       149,533       127,679
=================================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel
  expenditures                                               (94,734)      (58,258)      (84,750)
Purchase of other property and equipment                     (16,075)       (8,057)      (29,441)
Decommissioning funding                                      (17,239)      (16,059)       (8,978)
Purchase of investments and acquisitions                           -             -          (728)
Other                                                          4,046         5,086          (270)
-------------------------------------------------------------------------------------------------
Net cash used for investing activities                      (124,002)      (77,288)     (124,167)
=================================================================================================

Cash flows from (used for) financing activities
Issuance of long-term debt                                    50,233         1,789        15,296
Redemption of long-term debt                                 (53,660)           -         (6,900)
Issuance of notes payable                                    196,353        97,260       145,525
Redemption of notes payable                                 (203,150)     (109,360)     (129,625)
Issuance of mandatorily redeemable trust
  preferred securities                                        50,000             -             -
Issuance of commercial paper                               2,157,808       700,540       345,339
Redemption of commercial paper                            (2,130,924)     (711,184)     (325,489)
Cash dividends on common stock                               (50,985)      (49,698)      (48,683)
Other                                                         (2,745)       (1,139)         (715)
-------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                 12,930       (71,792)       (5,252)
=================================================================================================
Net increase (decrease) in cash and equivalents               (1,361)          453        (1,740)
=================================================================================================
Cash and equivalents at beginning of year                      8,495         8,042         9,782
=================================================================================================
Cash and equivalents at end of year                       $    7,134    $    8,495    $    8,042
=================================================================================================

Cash paid during year for
Interest, less amount capitalized                         $   26,879    $   26,669    $   26,146
Income taxes                                                  44,553        37,366        34,210
Preferred stock dividends of subsidiary                        3,132         3,133         3,134
=================================================================================================

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION AND
         WISCONSIN PUBLIC SERVICE CORPORATION

               E.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) NATURE OF OPERATIONS--WPS Resources Corporation ("WPSR") is a holding company. Approximately 67% of WPSR's 1998 revenues, 92% of WPSR's assets, and all of its 1998 net income were derived from WPSR's utility subsidiaries. WPSR's primary wholly-owned subsidiary, Wisconsin Public Service Corporation ("WPSC"), is an electric and gas utility engaged in the supply and distribution of electric power and natural gas in its franchised service territory. WPSR's other wholly-owned utility subsidiary, Upper Peninsula Power Company ("UPPCO"), is an electric utility engaged in the supply and distribution of electric energy in the Upper Peninsula of Michigan. WPSR also provides gas and electric marketing and energy-related services in nonregulated markets through its wholly-owned subsidiary, WPS Energy Services, Inc. ("ESI"). WPS Power Development, Inc. ("PDI"), another wholly-owned subsidiary of WPSR, participates in the development of electric generation projects, provides service to the electric power generation industry, and owns a two-thirds interest in a merchant generating plant, the Stoneman Power Plant ("Stoneman"). PDI also has signed agreements to purchase hydro, steam, and diesel generation facilities from Maine Public Service Company pending approval by the Maine Public Service Commission. WPSR's other nonregulated subsidiaries include Upper Peninsula Building Development Company and Penvest, Inc. In January 1999, WPSR formed a new subsidiary, WPS Resources Capital Corporation, which will obtain the financing for most nonregulated projects.

       Effective September 29, 1998, Upper Peninsula Energy Corporation ("UPEN") merged with and into WPSR, and UPPCO, UPEN's major subsidiary, became a wholly-owned subsidiary of WPSR. The consolidated financial statements have been restated to give effect to the merger as if the companies had been combined in the earliest period presented. See Note 12 for additional information related to the merger.

       The term "utility" refers to the regulated activities of WPSC and UPPCO, while the term "nonutility" refers to the activities of WPSC and UPPCO which are not regulated. The term "nonregulated" refers to activities other than those of WPSC and UPPCO.

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

  (c) ACQUISITIONS AND NONREGULATED INVESTMENTS--At ESI, the price paid in excess of the fair value of identifiable assets acquired in 1995 is being amortized over a five-year period.

  (d) CONSOLIDATION--WPSR consolidates all majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

  (e) PRICE RISK MANAGEMENT ACTIVITIES--WPSR has not experienced significant price risk activities at its utility operations which are not recoverable through customer rates, however, price risk is experienced at ESI.

       ESI utilizes derivative financial and commodity instruments ("derivatives"), including futures and forward contracts, to reduce market risk associated with fluctuations in the price of natural gas and electricity sold under firm commitments with certain of its customers. ESI also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts, to manage market risk associated with a portion of its anticipated supply requirements. In addition, ESI utilizes derivatives, within specified guidelines, for trading purposes.

       Gains or losses on derivatives associated with firm commitments are recognized as adjustments to the cost of sales or to revenues when the related transactions affect earnings. Gains and losses on derivatives associated with forecasted transactions are recognized when such forecasted transactions affect earnings. At December 31, 1998, $7.2 million in losses related to firm commitments and forecasted transactions were deferred. If it is no longer probable that a forecasted transaction will occur, any gain or loss on the derivative instrument as of such date is immediately recognized in earnings. Derivatives for trading purposes are marked to market each accounting period, and gains and losses are recognized as a component of other income at that time. In 1998 and 1997, trading losses of $6.1 million and $1.4 million, respectively, were recognized.

       At December 31, 1998, ESI had outstanding 22.0 million notional dekatherms of natural gas under futures and option agreements and
       1.3 million notional dekatherms of natural gas under basis swap agreements for purposes of managing market risk. The financial instruments outstanding at December 31, 1998 expire at various times through August 2000. ESI has certain gas sales commitments through August 2000 with a range of sale prices from $2.36 to $2.38 per dekatherm and a range of associated gas purchase costs of $2.29 to $2.31 per dekatherm.

       As of December 31, 1998, the fair value of trading instruments included assets of $0.7 million. Except for a minimal level of electric trading instruments, financial instruments used for trading in 1998 and 1997 were natural gas derivatives. At

       December 31, 1998, ESI had outstanding 13.6 million notional dekatherms of natural gas under futures and option agreements and
       1.6 million notional dekatherms of natural gas under basis swap agreements for trading purposes.

  (f) UTILITY PLANT--Utility plant is stated at the original cost of construction which includes an allowance for funds used during construction ("AFUDC"). Approximately 50% of WPSC's retail jurisdictional construction work in progress ("CWIP") expenditures are subject to AFUDC using a rate based on WPSC's overall cost of capital. Major new generating facilities earn AFUDC on total CWIP expenditures. For 1998, WPSC's AFUDC retail rate was approximately 10.4%.

       AFUDC is recorded on WPSC's wholesale jurisdictional electric CWIP at debt and equity percentages specified in the Federal Energy Regulatory Commission ("FERC") Uniform System of Accounts. For 1998, WPSC's AFUDC wholesale rate was approximately 5.5%.

       UPPCO has not had significant construction projects in recent years and, therefore, has not capitalized AFUDC.

       Substantially all of WPSC's and UPPCO's utility plant assets are subject to first mortgage liens.

  (g) PROPERTY ADDITIONS, MAINTENANCE, AND RETIREMENTS OF UTILITY PLANT--The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units. The cost of units of property retired, sold, or otherwise disposed of, plus removal cost, less salvage, are charged to the accumulated provision for depreciation. Maintenance and repair costs and replacement and renewal costs associated with items not qualifying as units of property are generally charged to operating expense.

       Nonutility property and nonregulated property follow a similar policy except that gains and losses are recognized in connection with retirements.

  (h) DEPRECIATION--Straight-line composite depreciation expense is recorded over the estimated useful life of utility property and includes estimated salvage and cost of removal. Except for the Kewaunee Nuclear Power Plant ("Kewaunee"), WPSC's rates approved by the Public Service Commission of Wisconsin ("PSCW") on
       January 1, 1994, and by the Michigan Public Service Commission ("MPSC") on January 1, 1994 remained in effect through 1998. New rates have been approved by the PSCW to be effective January 1, 1999. The estimated effect of the new rates on 1999 depreciation expense is a decrease of approximately $1.0 million.

       UPPCO's depreciation rates approved by the MPSC on January 1, 1994 remain in effect through 2001. A new depreciation study will be filed with the MPSC in late 2000, with new rates effective
       January 1, 2002.

       Depreciation expense includes accruals for nuclear decommissioning which are not included in the annual composite rates shown below. An explanation of this item is included in Note 1(k).

       ============================================================
       WPSR                        1998          1997          1996
       ------------------------------------------------------------
       Annual composite
         depreciation rates
       Electric                    3.57%         3.55%        3.36%
       Gas                         3.26%         3.26%        3.35%
       ============================================================
       WPSC
       ------------------------------------------------------------
       Annual composite
         depreciation rates
       Electric                    3.55%         3.52%        3.33%
       Gas                         3.26%         3.26%        3.35%
       ============================================================

       Nonutility property and nonregulated property are depreciated using straight-line depreciation. Most assets have depreciation lives ranging from five to ten years.

       Property at Stoneman is depreciated using various lives, certain of which are as long as 40 years.

       Depreciation for Kewaunee is presently being accrued based on a 1997 PSCW order allowing for full cost recovery of the remaining unrecovered investment in Kewaunee by the end of 2002. The PSCW depreciation rate order authorizing new rates for 1999 also includes a change in methodology for recovery of Kewaunee investment after new steam generators have been installed, estimated to be mid-year 2000. At that time, the unrecovered basis of Kewaunee, including the new steam generators, will be recovered over an 8.5 year remaining life through 2008 using the sum-of-the-years depreciation method.

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

  (j) NUCLEAR FUEL--The cost of nuclear fuel is amortized to electric production fuel expense based on the quantity of heat produced for the generation of electric energy by Kewaunee. Costs amortized to electric fuel expense (which assume no salvage values for uranium and plutonium) include an amount for ultimate disposal and are recovered through current customer rates. As required by the

       Nuclear Waste Policy Act of 1982, a contract has been signed with the United States Department of Energy ("DOE") for the ultimate storage of the fuel; and quarterly payments, based on generation, are made to the DOE for fuel storage. Interim storage space for spent nuclear fuel is provided at Kewaunee, and expenses associated with this storage are recognized as current operating costs. Currently, there is on-site storage capacity for spent fuel through the year 2013. As of December 31, 1998 and 1997, the accumulated provisions for nuclear fuel totaled $156.6 million and $151.2 million, respectively.

  (k) NUCLEAR DECOMMISSIONING--Nuclear decommissioning costs to date have been accrued over the estimated service life of Kewaunee, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $17.2 million in 1998, $16.1 million in 1997, and $9.0 million in 1996. The increase in 1997 was the result of the PSCW's approval of the acceleration of Kewaunee depreciation and decommissioning funding as described in
       Note 1(h).

       Based on the standard cost escalation assumptions required by a July 1994 PSCW order, the undiscounted amount of WPSC's decommissioning costs forecasted to be expended between the years 2003 and 2039 is $614.0 million under the revised funding plan which became effective in 1997. In developing the funding plan, a long-term after-tax earnings rate of approximately 5.5% was assumed.

       WPSC's share of Kewaunee decommissioning is estimated to be $192.6 million in current dollars based on a site-specific study. The study, which was performed in 1992, uses immediate dismantlement as the method of decommissioning beginning after a dormant period extending from 2002 until 2015. As of December 31, 1998, the market value of the external nuclear decommissioning trusts totaled $171.4 million. A new site-specific study, which assumed shutdown in 2013, was completed during 1998 with WPSC's share of Kewaunee decommissioning estimated to be $190.7 million. Based on that study, WPSC's contributions for 1999 under the 1999 PSCW rate order will be $8.3 million.

       Depreciation expense includes future decommissioning costs collected in customer rates and an offsetting charge for earnings from external trusts. As of December 31, 1998, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling
       $171.4 million. Realized trust earnings totaled $3.3 million, $3.7 million, and $3.0 million, and unrealized trust earnings totaled $16.8 million, $13.8 million, and $6.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. Unrealized gains, net of tax, in external trusts are reflected as an increase to the decommissioning reserve, since decommissioning expense will be recognized as the gains are realized, in accordance with regulatory requirements.

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

       Automatic fuel adjustment clauses are used for FERC wholesale-electric and MPSC retail-electric portions of WPSC's and UPPCO's businesses.

       The PSCW retail-electric portion of WPSC's business uses a "cost variance range" approach. This range is based on a specific estimated fuel cost for the forecast year. If WPSC's actual fuel costs fall outside this range, a hearing may be held and an adjustment to future rates may result. WPSC has a purchased gas adjustment clause ("PGAC") which allows it to pass changes in the cost of gas purchased from its suppliers on to system gas customers, subject to PSCW and MPSC review. The continued use of a PGAC for all Wisconsin utilities has been reexamined by the PSCW, and utilities were given the choice between continuing under a modified one-for-one gas cost recovery plan or switching to an incentive gas cost recovery mechanism. The PSCW has approved a modified one-for-one gas cost recovery plan for WPSC which is similar to the gas cost recovery under the existing PGAC. Implementation of the modified one-for-one gas cost recovery plan began in January 1999.

       Billings to UPPCO's customers under MPSC jurisdiction include base rate charges and a power supply cost recovery ("PSCR") factor. Approximately 40% of UPPCO's operating expense is power supply costs. UPPCO receives MPSC approval each year to recover projected power supply costs by establishment of PSCR factors. These factors are subject to annual reconciliation to actual costs and permit 100% recovery of allowed power supply costs. Any over or under recovery is deferred on UPPCO's balance sheet, and such deferrals are relieved as refunds or additional billings are made.

       WPSC and UPPCO are required to provide service and grant credit to customers within their service territories and are precluded from discontinuing service to residential customers during certain periods of the year. WPSC and UPPCO continually review their customers' credit-worthiness and obtain deposits or refund deposits accordingly.

       Approximately 11% of WPSR's total revenues are from companies in the paper products industry.

  (n) REGULATORY ASSETS AND LIABILITIES--WPSC and UPPCO are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain incurred costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future customer rates. The following regulatory assets and liabilities were reflected in the Consolidated Balance Sheets as of December 31:

       ============================================================
       WPSR (Thousands)                          1998         1997
       ------------------------------------------------------------
       Regulatory assets
       Demand-side management expenditures     $23,860      $31,360
       Environmental remediation costs
         (net of insurance recoveries)          30,285       29,882
       Coal and rail contract buy-out costs        616        2,293
       Debt refinancing costs                    1,810        2,078
       Enrichment facility fee                   5,056        5,544
       Kewaunee steam generator
         resleeving costs                            -        3,577
       Other                                     8,414        5,115
       ------------------------------------------------------------
       Total                                   $70,041      $79,849
       ============================================================
       Regulatory liabilities
       Income tax related items                $29,617      $32,596
       Pensions                                      -        2,443
       Conservation costs                       (2,866)       6,491
       Unrealized gain on decommissioning
         trust                                  16,397       11,348
       Kewaunee deferred revenue                 4,009        2,518
       Deferred gain on emission
         allowance sales                         3,304        1,352
       Other                                        13         (261)
       ------------------------------------------------------------
       Total                                   $50,474      $56,487
       ============================================================

       ============================================================
       WPSC (Thousands)                          1998         1997
       ------------------------------------------------------------
       Regulatory assets
       Demand-side management expenditures $23,860 $31,360 Environmental remediation costs
         (net of insurance recoveries)          29,021       29,249
       Coal and rail contract buy-out costs        616        2,293
       Debt refinancing costs                    1,623        1,859
       Enrichment facility fee                   5,056        5,544
       Kewaunee steam generator
         resleeving costs                            -        3,577
       Other                                     8,159        4,662
       ------------------------------------------------------------
       Total                                   $68,335      $78,544
       ============================================================
       Regulatory liabilities
       Income tax related items                $22,734      $26,119
       Pensions                                      -        2,443
       Conservation costs                       (2,866)       6,491
       Unrealized gain on decommissioning
         trust                                  16,397       11,348
       Kewaunee deferred revenue                 4,009        2,518
       Deferred gain on emission
         allowance sales                         3,304        1,352
       Other                                        13            8
       ------------------------------------------------------------
       Total                                   $43,591      $50,279
       ============================================================

       As of December 31, 1998, the majority of WPSC's regulatory assets are being recovered through rates charged to customers over periods ranging from two to ten years. Recovery periods for UPPCO's regulatory assets are up to 26 years. Carrying costs for all WPSC's regulatory assets are being recovered except for those associated with environmental costs. No carrying costs are being recovered for UPPCO's regulatory assets. Based on prior and current rate treatment of such costs, management believes it is probable that WPSC and UPPCO will continue to recover from ratepayers the regulatory assets described above.

       See Notes 8 and 9 for specific information on pension and deferred tax regulatory liabilities. See Note 10 for information on environmental remediation deferred costs.

  (o) INVESTMENTS AND OTHER ASSETS--Investments include ownership interests in Wisconsin River Power Company and Wisconsin Valley Improvement Company. Income related to these investments is included in other income and deductions using the equity method of accounting. Other assets include operating deposits for jointly-owned plants, the cash surrender value of life insurance policies, the long-term portion of energy conservation loans to customers, and the decommissioning trust investments designated for payment of income taxes.

  (p) RECLASSIFICATIONS--Certain prior year financial statement amounts have been reclassified to conform to current year presentation.

  (q) RETIREMENT OF DEBT--Historically, gains or losses resulting from the settlement of long-term utility debt obligations have been deferred and amortized concurrent with rate recovery as required by regulators.

  (r) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. This statement is effective for fiscal periods beginning after June 15, 1999. WPSR will be adopting the requirements of this statement on January 1, 2000, and has not yet determined the method of adoption or its impact. However, the requirements of this statement could increase volatility in earnings and other comprehensive income.

  (s) INTERNALLY-DEVELOPED SOFTWARE--In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain costs related to software developed or obtained for internal use. The statement is effective for periods beginning after December 15, 1998. WPSR will be adopting the requirements of this statement in 1999.
       While the total impact of WPSR's adoption of this statement has not been determined, WPSC's adoption of this statement is expected to result in a reduction in operating expenses, which has been substantially considered in the ratemaking process. The capitalized software costs will then be amortized to operating expense in future years.

  (t) COSTS OF START-UP ACTIVITIES--In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. WPSR will be adopting the requirements of this statement in 1999 and does not anticipate any material impact to its financial statements.

NOTE 2--JOINTLY-OWNED UTILITY FACILITIES

  Information regarding WPSC's share of major jointly-owned electric generating facilities in service at December 31, 1998 is set forth below:

  ===========================================================================================
  WPSC (Thousands,               West Marinette      Columbia         Edgewater
  except for percentages)          Unit No. 33     Energy Center     Unit No. 4      Kewaunee
  -------------------------------------------------------------------------------------------
  Ownership                             68%               31.8%         31.8%           41.2%
  Plant capacity (Megawatts)           83.5               335.2         104.9           221.0
  Utility plant in service          $15,917            $112,307       $22,542        $133,099
  Accumulated depreciation          $ 2,774            $ 63,592       $13,504        $ 97,930
  In-service date                      1993       1975 and 1978          1969            1974
  ===========================================================================================

  WPSC's share of direct expenses for these plants is included in the corresponding operating expenses in the consolidated statements of income. WPSC has supplied its own financing for all jointly-owned projects.

  Upon closing of an agreement with Madison Gas and Electric Company ("MG&E"), which is contingent upon steam generator replacement, WPSC will acquire MG&E's 17.8% share of Kewaunee. This will increase WPSC's ownership in Kewaunee to 59.0%. See Note 10 for additional information regarding Kewaunee.

NOTE 3--SHORT-TERM DEBT AND LINES OF CREDIT

  To provide short-term borrowing flexibility and security for commercial paper outstanding, WPSR and its subsidiaries maintain bank lines of credit. Most of these lines of credit require a fee.

  The information in the table below relates to short-term debt and lines of credit for the years indicated:

  ================================================================================================
  (Thousands, except for percentages)                       1998            1997             1996
  ------------------------------------------------------------------------------------------------
  As of end of year
  Commercial paper outstanding                            $47,590         $20,706          $31,350
  Average discount rate on outstanding
    commercial paper                                        4.84%           6.55%            5.73%
  Notes payable outstanding                               $12,703         $19,500          $31,600
  Average interest rate on notes payable                    5.88%           7.06%            6.16%
  Available lines of credit                               $62,102         $27,500          $55,900
  ================================================================================================
  For the year
  Maximum amount of short-term debt                      $102,033         $80,017          $75,250
  Average amount of short-term debt                       $50,939         $37,609          $31,254
  Average interest rate on short-term debt                  5.93%           6.06%            5.18%
  ================================================================================================

NOTE 4--LONG-TERM DEBT

  First mortgage bonds are secured by utility plant assets. In July 1998, WPSC retired the entire $50.0 million issue of the 5-1/4% First Mortgage Bonds. In December 1998, WPSC issued $50.0 million of 6.08% senior notes due in 2028 secured by a pledge of first mortgage bonds. The 1998 notes become unsecured if WPSC were to call all of its outstanding first mortgage bonds. These notes would then be secured by WPSC's general credit and not by WPSC's assets.

  As of December 31, 1998, $8.1 million has been drawn against PDI's revolving credit note of $11.5 million which is secured by the assets of Stoneman. An additional $3.3 million, which is to be paid in the year 2000, has been committed against this note. The note, which is guaranteed by WPSR, is due in the year 2000 or when the plant is converted to a 300-megawatt to 500-megawatt gas-fired combined cycle facility.

NOTE 5--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST

  On July 30, 1998, WPSR Capital Trust I ("Trust"), a Delaware business trust of which WPSR owns all of the outstanding trust common securities, issued $50.0 million of trust preferred securities to the public. The sole asset of the Trust is $51.5 million principal amount of subordinated debentures due June 30, 2038, and bearing interest at 7.0% per annum, issued by WPSR. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. The Trust has been consolidated into the WPSR financial statements. The interest payments are reflected as distributions - preferred securities of subsidiary trust in the Consolidated Statement of Income and are tax deductible by WPSR. WPSR may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing distributions on the trust preferred securities to be deferred as well.

  In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts. WPSR may redeem all or a portion of the debentures after July 30, 2003, requiring an equal amount of trust securities to be redeemed at face value plus accrued and unpaid distributions. WPSR has entered into a limited guarantee of payment of distributions, redemption payments, and payments in liquidation with respect to the trust preferred securities. This guarantee, when considered together with WPSR's obligations under the related debentures and indenture and the applicable declaration of trust, provide a full and unconditional guarantee by WPSR of amounts due on the outstanding trust preferred securities.

NOTE 6--COMMON EQUITY

  Under WPSR's Stock Investment Plan, WPSR's common stock has been purchased in the open market to satisfy shareholder and employee purchase requirements. Beginning in January 1999, WPSR began issuing new shares for the Stock Investment Plan.

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

  At December 31, 1998, WPSR had $328.5 million of retained earnings available for dividends. WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 109.0% of the previous year's common stock dividend without PSCW approval. Also, Wisconsin law prohibits WPSC from making loans to WPSR and its subsidiaries and from guaranteeing their obligations.

  UPPCO's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $7.9 million of consolidated retained earnings were available at December 31, 1998, for the payment of common stock cash dividends by UPPCO.

  WPSR made a $34.0 million equity infusion into WPSC during the second quarter of 1998. In December 1998, WPSC paid to WPSR a special common dividend of $20.0 million. The special dividend allowed WPSC's average common equity capitalization ratio to remain at approximately 54.0%, the level approved by the PSCW for ratemaking.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The estimated fair values of WPSR's financial instruments as of December 31 were:

  =================================================================================================
  (Thousands)                                  1998                                 1997
  -------------------------------------------------------------------------------------------------
                                   Carrying Amount   Fair Value        Carrying Amount   Fair Value
  -------------------------------------------------------------------------------------------------
  Cash and cash equivalents            $  7,134        $  7,134            $  8,495        $  8,495
  Energy conservation loans               7,810           7,810               7,195           7,195
  Nuclear decommissioning
    trusts - utility plant              171,442         171,442             134,108         134,108
  Nuclear decommissioning
    trusts - other assets                16,397          16,397              11,348          11,348
  Notes payable                          12,703          12,703              19,500          19,500
  Commercial paper                       47,590          47,590              20,706          20,706
  ESOP loan guarantees                    6,448           6,702               9,798          10,243
  Trust preferred securities             50,000          50,250                   -               -
  Long-term debt                        337,473         366,038             337,477         360,506
  Preferred stock                        51,200          53,026              51,645          49,040
  Gas commodity instruments              41,800          34,600                 504             436
  =================================================================================================

NOTE 8--EMPLOYEE BENEFIT PLANS

  WPSC and UPPCO have non-contributory retirement plans covering substantially all employees under which annual contributions may be made to an irrevocable trust established to provide retired employees with a monthly payment if conditions relating to age and length of service have been met. The WPSC pension plans are fully funded, and no contributions were made in 1998, 1997, or 1996. The WPSC and UPPCO pension plans and other benefit plans were merged effective December 31, 1998. The net accrued benefit liability assumed by WPSC at December 31, 1998 was $5.7 million.

  WPSC and UPPCO also currently offer medical, dental, and life insurance benefits to employees, retirees, and their dependents. The expenses for active employees are expensed as incurred. The company funds these benefits through irrevocable trusts as allowed for income tax purposes. These funded amounts have been expensed and recovered through customer rates. The non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 39.6% tax rate.

  All pension costs and postretirement plan costs are accounted for under SFAS Nos. 87 and 106, respectively, which require the cost of these benefits to be accrued as expense over the period in which the employee renders service. The transition obligation for current and future retirees is recognized over 20 years beginning in 1993.

  The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the three one-year periods ending December 31, 1998, 1997, and 1996, and a statement of the funded status as of December 31, of each year:

     =====================================================================================
     (Thousands)                                             1998       1997       1996
     -------------------------------------------------------------------------------------
     Reconciliation of benefit obligation - pension
     -------------------------------------------------------------------------------------
     Obligation at January 1                               $350,669   $299,587   $301,840
     Service cost                                             9,014      7,019      7,404
     Interest cost                                           25,264     22,919     22,493
     Participant contributions                                    -          -          -
     Plan amendments                                          5,762      7,224          -
     Actuarial (gain) loss                                   26,085     28,989    (17,296)
     Acquisitions                                                 -          -          -
     Benefit payments                                       (17,430)   (15,911)   (14,854)
     Curtailments                                                 -        842          -
     -------------------------------------------------------------------------------------
     Obligation at December 31                             $399,364   $350,669   $299,587
     =====================================================================================
     Reconciliation of benefit obligation - other
     -------------------------------------------------------------------------------------
     Obligation at January 1                               $127,705   $116,354   $123,665
     Service cost                                             3,874      3,500      3,816
     Interest cost                                            9,126      9,496      9,594
     Participant contributions                                    -          -          -
     Plan amendments                                              -      6,803          -
     Actuarial (gain) loss                                    2,599         34    (16,418)
     Acquisitions                                                 -          -          -
     Benefit payments                                        (4,489)    (4,174)    (4,303)
     Curtailments                                                 -     (4,308)         -
     -------------------------------------------------------------------------------------
     Obligation at December 31                             $138,815   $127,705   $116,354
     =====================================================================================

     =====================================================================================
     (Thousands)                                             1998       1997       1996
     -------------------------------------------------------------------------------------
     Reconciliation of fair value of plan
       assets - pension
     -------------------------------------------------------------------------------------
     Fair value of plan assets at January 1                $537,756   $470,176   $431,130
     Actual return on plan assets                            89,618     79,731     51,833
     Acquisitions                                                 -          -          -
     Employer contributions                                     539      3,783      2,067
     Participant contributions                                    -          -          -
     Plan expenses paid                                           -        (23)         -
     Benefit payments                                       (17,430)   (15,911)   (14,854)
     -------------------------------------------------------------------------------------
     Fair value of plan assets at December 31              $610,483   $537,756   $470,176
     -------------------------------------------------------------------------------------

     Funded status at December 31                          $211,119   $187,087   $170,589
     Unrecognized transition (asset) obligation             (13,467)   (17,043)   (20,620)
     Unrecognized prior-service cost                         19,336     15,523      9,467
     Unrecognized (gain) loss                              (156,972)  (132,227)  (116,172)
     -------------------------------------------------------------------------------------
     Net amount recognized                                 $ 60,016   $ 53,340   $ 43,264
     =====================================================================================
     Reconciliation of fair value of plan assets - other
     -------------------------------------------------------------------------------------
     Fair value of plan assets at January 1                $121,930   $104,367   $ 88,950
     Actual return on plan assets                            21,161     20,376     18,198
     Acquisitions                                                 -          -          -
     Employer contributions                                   1,239      1,361      1,522
     Participant contributions                                    -          -          -
     Plan expenses paid                                           -          -          -
     Benefit payments                                        (4,489)    (4,174)    (4,303)
     -------------------------------------------------------------------------------------
     Fair value of plan assets at December 31              $139,841   $121,930   $104,367
     =====================================================================================

     Funded status at December 31                          $  1,026   $ (5,776)  $(11,986)
     Unrecognized transition (asset) obligation              39,434     42,286     47,663
     Unrecognized prior-service cost                          4,259      4,583     (1,897)
     Unrecognized (gain) loss                               (87,011)   (78,496)   (64,432)
     -------------------------------------------------------------------------------------
     Net amount recognized                                 $(42,292)  $(37,403)  $(30,652)
     =====================================================================================

     The net amounts recognized for 1997 and 1996 pension benefits have been reduced for an additional unrecognized regulatory liability related to pension costs. The entire regulatory liability was recognized by year-end 1998.

     The following table provides the amounts recognized in the statement of financial position as of December 31 of each year:

     =====================================================================================
     (Thousands)                                        1998         1997           1996
     -------------------------------------------------------------------------------------
     Prepaid benefit cost - pension
     -------------------------------------------------------------------------------------
     Prepaid benefit cost                            $ 60,016     $ 52,867       $ 43,877
     Accrued benefit liability                              -       (2,525)        (2,208)
     Intangible asset                                       -        2,998          1,595
     Accumulated other income                               -            -              -
     -------------------------------------------------------------------------------------
     Net amount recognized                           $ 60,016     $ 53,340       $ 43,264
     =====================================================================================
     Prepaid benefit cost - other
     -------------------------------------------------------------------------------------
     Prepaid benefit cost                            $      -     $      -       $      -
     Accrued benefit liability                        (42,292)     (37,403)       (30,652)
     Intangible asset                                       -            -              -
     Accumulated other income                               -            -              -
     -------------------------------------------------------------------------------------
     Net amount recognized                           $(42,292)    $(37,403)      $(30,652)
     =====================================================================================

     The following table provides the components of net periodic benefit cost for the plans for fiscal years 1998, 1997, and 1996:

     =====================================================================================
     (Thousands)                                        1998         1997           1996
     -------------------------------------------------------------------------------------
     Net periodic benefit cost - pension
     -------------------------------------------------------------------------------------
     Service cost                                    $  9,014     $  7,019       $  7,404
     Interest cost                                     25,264       22,919         22,493
     Expected return on plan assets                   (38,282)     (33,883)       (33,283)
     Amortization of transition (asset) obligation     (3,576)      (3,576)        (3,576)
     Amortization of prior-service cost                 1,950          921          1,023
     Amortization of net (gain) loss                     (507)        (781)          (122)
     -------------------------------------------------------------------------------------
     Net periodic benefit cost                       $ (6,137)    $ (7,381)      $ (6,061)
     Curtailment (gain) loss                                -        1,088              -
     -------------------------------------------------------------------------------------
     Net periodic benefit cost after curtailments    $ (6,137)    $ (6,293)      $ (6,061)
     =====================================================================================
     Net periodic benefit cost - other
     -------------------------------------------------------------------------------------
     Service cost                                    $  3,874     $  3,500       $  3,816
     Interest cost                                      9,126        9,496          9,594
     Expected return on plan assets                    (7,356)      (6,378)        (6,076)
     Amortization of transition (asset) obligation      2,852        3,010          3,010
     Amortization of prior-service cost                   324          324           (131)
     Amortization of net (gain) loss                   (2,692)      (2,196)          (670)
     -------------------------------------------------------------------------------------
     Net periodic benefit cost                       $  6,128     $  7,756       $  9,543
     Curtailment (gain) loss                                -          356              -
     -------------------------------------------------------------------------------------
     Net periodic benefit cost after curtailments    $  6,128     $  8,112       $  9,543
     =====================================================================================

     Under a contract with Wisconsin Electric Power Company ("WEPCO"), UPPCO had operated WEPCO's Presque Isle Power Plant in Michigan since 1988. This contract terminated on December 31, 1997, and all employees at the plant became employees of WEPCO. In 1997, UPPCO recognized a $1.1 million pension curtailment loss and a $0.4 million other benefit plan curtailment loss from the termination of the Presque Isle Power Plant operating agreement.

     The assumptions used in the measurement of WPSR's benefit obligation are shown in the following table:

     =====================================================================================
                                                                  1998      1997      1996
     -------------------------------------------------------------------------------------
     Weighted average assumptions as of December 31 - pension
     -------------------------------------------------------------------------------------
     Discount rate                                               6.75%     7.25%     7.75%
     Expected return on plan assets                              8.75%     8.75%     8.50%
     Rate of compensation increase                               5.50%     5.50%     5.50%
     =====================================================================================
     Weighted average assumptions as of December 31 - other
     -------------------------------------------------------------------------------------
     Discount rate                                               6.75%     7.25%     7.75%
     Expected return on plan assets                              8.75%     8.75%     8.50%
     Rate of compensation increase                                 N/A       N/A       N/A
     =====================================================================================

     The assumed health care cost trend rates for 1998 are 8.0% for medical and 7.5% for dental, both decreasing to 5.0% by the year 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effects:

     =======================================================================
                                                      1.0%            1.0%
     (Thousands)                                    Increase        Decrease
     -----------------------------------------------------------------------
     Effect on total of service and interest
       cost components of net periodic
       postretirement health care benefit cost       $ 2,521       $ (1,955)

     Effect on the health care component
       of the accumulated postretirement
       benefit obligation                            $24,684       $(19,591)
     =======================================================================

     WPSC has a leveraged Employee Stock Ownership Plan and Trust ("ESOP") that held 1,955,468 shares of WPSR common stock (market value of approximately $68.9 million) at December 31, 1998. At that date, the ESOP also had one loan guaranteed by WPSC and secured by common stock. Principal and interest on the loan are to be paid using contributions from WPSC and dividends on WPSR common stock held by the ESOP. Shares in the ESOP are allocated to participants as the loan is repaid. Tax benefits from dividends paid to the ESOP are recognized as a reduction in WPSC's cost of providing service to customers. The PSCW has allowed WPSC to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and of the employer contribution is an approximately equal sharing of the tax benefits of the program between customers and employees.

NOTE 9--INCOME TAXES

     WPSR accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax bases of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Taxes provided in prior years at rates greater than current rates are being refunded to customers prospectively as the temporary differences reverse. The net regulatory liability totaled $29.6 million as of December 31, 1998.

     As of December 31, 1998 and 1997, WPSR had the following significant temporary differences that created deferred tax assets and liabilities:

     ===================================================================
     (Thousands)                                      1998         1997
     -------------------------------------------------------------------
     Deferred tax assets
     Plant related                                 $ 76,400     $ 68,175
     Customer advances                               10,599        8,187
     Conservation escrow                             (1,057)       2,859
     Capital losses/state net operating losses        3,652        1,345
     Employee benefits                               28,021       22,772
     Other                                            9,351        3,019
     -------------------------------------------------------------------
     Total                                         $126,966     $106,357
     ===================================================================
     Deferred tax liabilities
     Plant related                                 $210,418     $201,239
     Demand-side management expenditures              9,421       12,383
     Employee benefits                               24,009       17,786
     Other                                            5,760        6,146
     -------------------------------------------------------------------
     Total                                         $249,608     $237,554
     ===================================================================
     Net deferred tax liabilities                  $122,642     $131,197
     ===================================================================

     Previously deferred investment tax credits are being amortized as a reduction to income tax expense over the life of the related utility plant. The components of income tax expense are set forth in the tables below:

     =========================================================================================
     (Thousands,
     except for percentages)                 1998               1997                1996
     -----------------------------------------------------------------------------------------
                                        Rate     Amount    Rate     Amount     Rate    Amount
     -----------------------------------------------------------------------------------------
     Statutory federal income tax      35.0%   $25,623    35.0%    $31,525    35.0%   $29,140
     State income taxes, net            5.9      4,344     5.4       4,862     5.1      4,275
     Investment tax credit restored    (2.6)    (1,924)   (2.2)     (1,949)   (2.4)    (1,961)
     Rate difference on reversal
       of income tax temporary
       differences                     (2.4)    (1,761)   (2.1)     (1,888)   (1.9)    (1,579)
     Dividends paid to ESOP            (1.9)    (1,414)   (1.5)     (1,381)   (1.7)    (1,424)
     Section 29 credits                (1.0)      (751)   (0.2)       (220)   (0.3)      (220)
     Other differences, net            (1.0)      (672)    0.2         157    (1.1)    (1,015)
     -----------------------------------------------------------------------------------------
     Effective income tax              32.0%   $23,445    34.6%    $31,106    32.7%   $27,216
     =========================================================================================
     Current provision
     Federal                                   $29,492             $31,444            $28,478
     State                                       7,779               7,527              7,729
     -----------------------------------------------------------------------------------------
     Total current provision                    37,271              38,971             36,207
     Deferred (benefit) provision              (11,902)             (5,916)            (7,030)
     Investment tax credit
       restored, net                            (1,924)             (1,949)            (1,961)
     -----------------------------------------------------------------------------------------
     Total income tax expense                  $23,445             $31,106            $27,216
     =========================================================================================

NOTE 10--COMMITMENTS AND CONTINGENCIES

     COAL CONTRACTS

     To ensure a reliable, low-cost supply of coal, WPSC entered into a long-term contract that has take-or-pay obligations totaling
     $130.8 million from 1999 through 2016. The obligations are subject to force majeure provisions which provide WPSC other options if the specified coal does not meet emission limits which may be mandated in future legislation. In the opinion of management, any amounts paid under the take-or-pay obligations described above would be considered costs of service subject to recovery in customer rates.

     PURCHASED POWER

     WPSC has several take-or-pay contracts for either capacity or energy related to purchased power. These contracts total $68.2 million through April 2003. UPPCO has purchased power contracts with external suppliers for 50 megawatts totaling $12.3 million through 1999. Management expects to recover these costs in future customer rates.

     LONG-TERM POWER SUPPLY

     In November 1995, WPSC signed a 25-year agreement to purchase power from SkyGen Energy LLC, an independent power producer proposing to build a cogeneration facility and sell electrical power to WPSC. In October 1997, the PSCW issued a Certificate of Public Convenience and Necessity authorizing construction of the project. Phase I of the project, which is expected to be operational during 1999, will be accounted for as a capitalized lease with the capitalized amount being approximately
     $77.8 million. If Phase II becomes operational (Phase II is currently projected to be operational within five years of the start of Phase I), an additional plant asset of approximately $76.0 million will be recorded.

     FUTURE NONREGULATED COMMITMENTS

     PDI has signed agreements with Maine Public Service Company to purchase, for approximately $38.0 million, hydro, steam, and diesel units in the State of Maine and in New Brunswick, Canada, with a total capacity of approximately 92 megawatts. PDI is currently awaiting approval of the purchase by the Maine Public Service Commission.

     GAS COSTS

     WPSC has natural gas supply and transportation contracts that require total estimated demand payments of $186.2 million through October 2008.

     In April 1992, the FERC issued Order No. 636 which required natural gas pipelines to restructure their sales and transportation services. As a result, WPSC was obligated to pay for a portion of ANR Pipeline Company's transition costs through various FERC approved surcharges. Though there may be additional transition costs, which could be significant, the amount and timing of these costs are unknown at this time. Management fully expects to recover these costs in future customer rates since the PSCW and MPSC have allowed such recovery to date.

     NUCLEAR LIABILITY

     The Price-Anderson Act provides for the payment of funds for public liability claims arising out of a nuclear incident. In the event of a nuclear incident involving any of the nation's licensed reactors, WPSC is subject to a proportional assessment which is approximately
     $36.3 million per incident, not to exceed $4.1 million per incident, per calendar year. These amounts represent WPSC's 41.2% ownership share in Kewaunee.

     NUCLEAR PLANT OPERATION

     On September 29, 1998, WPSC and MG&E finalized an arrangement in which WPSC will acquire, at MG&E's book value, MG&E's 17.8% share of Kewaunee including MG&E's decommissioning trust assets and assuming MG&E's share of the decommissioning obligation. This agreement, the closing of which is contingent upon regulatory approval and steam generator replacement scheduled for the spring of 2000, will give WPSC 59.0% ownership in Kewaunee.

     The net book value of WPSC's share of Kewaunee at December 31, 1998 is $35.2 million. In addition, the current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement, exceeds the trust assets at December 31, 1998 by $21.2 million. If retired early, Kewaunee would be placed in a dormant state following the transfer of spent fuel to temporary storage facilities. Under this plan, Kewaunee would remain intact with minimal monitoring and maintenance until physical decommissioning begins. Actual decommissioning would probably not begin until approximately 2015. On January 3, 1997, the PSCW accepted WPSC's recommendation to accelerate recovery of the Wisconsin retail portion of both the current undepreciated plant balance and the unfunded decommissioning costs over a six-year period, 1997 through 2002. The PSCW depreciation rate order authorizing new rates for 1999 includes a change in methodology for recovery of Kewaunee investment after new steam generators have been installed, estimated to be mid-year 2000. At that time, the unrecovered basis of the Kewaunee plant, including the new steam generators, will be recovered over an 8.5 year remaining life through 2008 using the sum-of-the-years depreciation method.

     On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that the repairs made in 1997 were holding up well and few additional repairs were needed. In addition to the inspection and repair of the steam generators, a major overhaul was performed on the main turbine generator. The plant was back in operation on November 27, 1998.

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

     In late September 1998, the United States Environmental Protection Agency ("EPA") required certain states, including Wisconsin, to develop plans to reduce the emissions of nitrogen oxides ("NOx") from sources within the state by late 2003. On a preliminary basis, WPSC projects potential capital costs of between $37.0 million and $96.0 million to comply with possible future regulations. The cumulative incremental annual operating and maintenance expense associated with these possible future regulations projected to be incurred by 2010 range from $29.0 million to $106.0 million. The costs will depend on the state-specific compliance method to be adopted in the future as well as the effectiveness of the various technologies available for NOx emission control. Under WPSC's current practice, the capital costs (as reflected in depreciation expenses) and the annual operating costs are anticipated to be recovered through future customer rates.

     On December 24, 1998, WPSC joined other parties in a petition challenging the EPA's regulations that require Wisconsin to prepare and submit a NOx implementation plan. On January 22, 1999, the State of Wisconsin intervened in the litigation and challenged the geographic scope of the rule and the required timing for implementation of NOx controls within the state. No decisions have yet been rendered.

     MANUFACTURED GAS PLANT REMEDIATION

     WPSC continues to investigate the environmental cleanup of eight manufactured gas plant sites. The cleanup of WPSC's Stevens Point manufactured gas plant site has been substantially completed with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Future investigation and cleanup costs for the remaining seven sites is estimated to be in the range of $33.9 million to $41.0 million. These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and experience gained through cleanup activities.

     An initial liability for cleanup of $41.7 million had been established with an offsetting regulatory asset (deferred charge). Of this amount, approximately $2.7 million has been spent to date. Management believes that cleanup costs net of insurance recoveries, but not the carrying costs associated with the cleanup expenditures, will be recoverable in current and future customer rates. WPSC has received $12.6 million in insurance recoveries which have been recorded as a reduction in the regulatory asset.

     FUTURE UTILITY EXPENDITURES

     Management estimates 1999 utility plant construction expenditures at WPSC to be approximately $107.4 million and construction expenditures at UPPCO to be approximately $6.7 million. Demand-side management ("DSM") expenditures at WPSC are estimated to be $11.1 million. No additional DSM expenditures will be deferred in 1999, and the outstanding deferred asset balance at December 31, 1998 of $23.9 million will be amortized over the next four years consistent with rate recovery.

NOTE 11--REGULATORY ENVIRONMENT

     WPSC received a rate order in the Wisconsin retail jurisdiction on January 15, 1999. The impact is a $26.9 million increase in electric revenues and a $10.3 million increase in gas revenues on an annual basis. The new rates will be effective for 1999 and 2000. WPSC was granted a 12.1% return on equity for 1999 and 2000.

     UPPCO is subject to a rate freeze through 2000.

NOTE 12--MERGER WITH UPPER PENINSULA ENERGY CORPORATION

     Effective September 29, 1998, UPEN merged with and into WPSR, and UPPCO, UPEN's utility and major subsidiary, as well as UPEN's other nonregulated subsidiaries, became wholly-owned subsidiaries of WPSR.
     The merger qualifies as a tax-free transaction and the transaction has been accounted for as a pooling of interests.

     The foregoing consolidated financial statements have been restated to give effect to the merger as if the companies had combined in the earliest period presented. Certain adjustments have been made to conform the presentation of UPEN's financial information with that of WPSR. In accordance with the terms of the merger, each of the 2,950,001 outstanding shares of UPEN common stock (no par value) were converted into the right to receive 0.90 shares of WPSR common stock. Taking into account the cash paid for fractional shares, an additional 2,654,443 shares are being issued pursuant to the merger.

     The summary below depicts selected unaudited financial data for 1998 and 1997 as reported prior to the consummation of the merger and restated to reflect the effect of the merger under the pooling of interests method.

===============================================================================================
Selected Restated Financial Data                  WPSR              UPEN               WPSR
(Quarterly Data, Unaudited)                    (prior to         (prior to          (restated
                                              restatement       restatement        for pooling
(In thousands, except per share data)         for pooling)      for pooling)      of interests)
-----------------------------------------------------------------------------------------------

First Quarter 1997
Operating revenues (1)                         $263,013           $16,303             $279,199
Net income                                     $ 18,235           $ 1,924             $ 20,159
Average outstanding shares                       23,880             2,969               26,534
Basic and diluted earnings per share              $0.76             $0.65                $0.76

Second Quarter 1997
Operating revenues (1)                         $191,360           $13,796             $204,820
Net income                                     $  9,571           $   666             $ 10,237
Average outstanding shares                       23,875             2,969               26,529
Basic and diluted earnings per share              $0.40             $0.22                $0.39

Third Quarter 1997
Operating revenues (1)                         $185,225           $14,893             $198,843
Net income                                     $ 12,903           $  (147)            $ 12,756
Average outstanding shares                       23,870             2,954               26,524
Basic and diluted earnings per share              $0.54           $ (0.05)               $0.48

Fourth Quarter 1997
Operating revenues (1)                         $238,742           $15,112             $252,975
Net income                                     $ 13,033           $  (376)            $ 12,657
Average outstanding shares                       23,866             2,950               26,520
Basic and diluted earnings per share              $0.55            $(0.12)               $0.47

Year-End December 31, 1997
Operating revenues (1)                         $878,340           $60,104             $935,837
Net income                                     $ 53,742           $ 2,067             $ 55,809
Average outstanding shares                       23,873             2,960               26,527
Basic and diluted earnings per share              $2.25             $0.70                $2.10

First Quarter 1998
Operating revenues (1)                         $276,809           $15,573             $291,226
Net income                                     $ 17,101           $   851             $ 17,952
Average outstanding shares                       23,862             2,950               26,516
Basic and diluted earnings per share              $0.72             $0.29                $0.68

Second Quarter 1998
Operating revenues (1)                         $219,620           $13,889             $232,054
Net income                                     $  9,879           $   586             $ 10,465
Average outstanding shares                       23,858             2,950               26,512
Basic and diluted earnings per share              $0.41             $0.20                $0.39

Third Quarter 1998
Operating revenues                                                                    $247,928
Net income                                                                            $ 11,799
Average outstanding shares                                                              26,508
Basic and diluted earnings per share                                                     $0.45

Fourth Quarter 1998
Operating revenues                                                                    $292,528
Net income                                                                            $  6,415
Average outstanding shares                                                              26,505
Basic and diluted earnings per share                                                     $0.24

Year-End December 31, 1998
Operating revenues                                                                  $1,063,736
Net income                                                                          $   46,631
Average outstanding shares                                                              26,511
Basic and diluted earnings per share                                                     $1.76
===============================================================================================

(1) Restatement includes adjustment for intercompany sales.

NOTE 13--SEGMENTS OF BUSINESS

  Effective December 31, 1998, WPSR adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." WPSR's reportable segments are managed separately due to their different operating and regulatory environments. WPSR's principal business segments are the regulated electric utility operations of WPSC and UPPCO and the regulated gas utility operations of WPSC. The other reportable business segment, ESI, participates in nonregulated energy marketing operations.

  The tables below and on the following page present information for the respective years pertaining to WPSR's operations segmented by lines of business.

================================================================================================
                                                                            Nonutility and
Segments of Business (Thousands)           Regulated Utilities          Nonregulated Operations
------------------------------------------------------------------------------------------------
1998                                       Electric         Gas         ESI       PDI and Other
------------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                      $  550,004      $165,111     $351,258      $  9,506
 Depreciation and decommissioning            75,974         7,751        1,148         1,401
 Other income (expense)                       5,461           114       (5,765)        4,791
 Interest expense                            22,820         4,323          592         4,914
 Income taxes                                27,534         4,429       (4,783)       (3,735)
 Net income (loss)                           50,488         5,912       (6,869)       (2,900)
Balance Sheet
 Total assets                             1,117,438       246,365       71,839       175,123
 Cash expenditures for
  long-lived assets                          64,444        30,537          291        15,537
================================================================================================

                                                        Reconciling                WPSR
                                                        Eliminations           Consolidated
------------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                                     $ (12,143)             $1,063,736
 Depreciation and decommissioning                               -                  86,274
 Other income (expense)                                    (1,923)                  2,678
 Interest expense                                          (4,012)                 28,637
 Income taxes                                                   -                  23,445
 Net income (loss)                                              -                  46,631
Balance Sheet
 Total assets                                            (100,378)              1,510,387
 Cash expenditures for
  long-lived assets                                             -                 110,809
================================================================================================

================================================================================================
                                                                            Nonutility and
Segments of Business (Thousands)           Regulated Utilities          Nonregulated Operations
------------------------------------------------------------------------------------------------

1997                                       Electric         Gas         ESI       PDI and Other
------------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                      $  539,590      $211,090     $189,404      $  5,426
 Depreciation and decommissioning            74,016         7,349        1,048         1,028
 Other income (expense)                       7,395          (701)      (1,158)        6,402
 Interest expense                            25,266         4,841          905         2,265
 Income taxes                                29,461         4,211       (3,315)          749
 Net income (loss)                           53,294         7,878       (4,949)         (414)
Balance Sheet
 Total assets                             1,089,875       246,842       44,779        75,836
 Cash expenditures for
  long-lived assets                          48,592        14,592           78         3,053
================================================================================================

                                                        Reconciling                WPSR
                                                        Eliminations           Consolidated
------------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                                     $  (9,673)             $  935,837
 Depreciation and decommissioning                               -                  83,441
 Other income (expense)                                       168                  12,106
 Interest expense                                          (2,261)                 31,016
 Income taxes                                                   -                  31,106
 Net income (loss)                                              -                  55,809
Balance Sheet
 Total assets                                             (21,528)              1,435,804
 Cash expenditures for
  long-lived assets                                             -                  66,315
================================================================================================

                                                                            Nonutility and
Segments of Business (Thousands)           Regulated Utilities          Nonregulated Operations
------------------------------------------------------------------------------------------------
1996                                       Electric         Gas         ESI       PDI and Other
------------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                      $  548,884      $211,357     $161,838      $  3,380
 Depreciation and decommissioning            61,996         7,128        1,054           584
 Other income (expense)                       4,993            58       (2,411)       (3,306)
 Interest expense                            24,339         4,229          774         1,533
 Income taxes                                31,655         2,499       (4,838)       (2,100)
 Net income (loss)                           59,907         2,350       (6,307)       (3,065)
Balance Sheet
 Total assets                             1,095,996       268,622       51,823        79,190
 Cash expenditures for
  long-lived assets                          73,910        24,304          388        15,589
================================================================================================

                                                        Reconciling                WPSR
                                                        Eliminations           Consolidated
------------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                                     $  (9,010)             $  916,449
 Depreciation and decommissioning                               -                  70,762
 Other income (expense)                                        18                    (648)
 Interest expense                                          (1,758)                 29,117
 Income taxes                                                   -                  27,216
 Net income (loss)                                              -                  52,885
Balance Sheet
 Total assets                                             (32,315)              1,463,316
 Cash expenditures for
  long-lived assets                                             -                 114,191
================================================================================================

                                    -108-

NOTE 14--QUARTERLY FINANCIAL INFORMATION (Unaudited) (1)

======================================================================================================================
(Thousands, except for share amounts)                                  Three Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                                              1998
                                                March          June         September        December         Total
----------------------------------------------------------------------------------------------------------------------
Operating revenues                            $291,226       $232,054        $247,928        $292,528      $1,063,736
Net income                                    $ 17,952       $ 10,465        $ 11,799        $  6,415      $   46,631
Average number of shares of common stock        26,516         26,512          26,508          26,505          26,511
Basic and diluted earnings per share              $.68           $.39            $.45            $.24           $1.76
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                                              1997
                                                March          June         September        December         Total
----------------------------------------------------------------------------------------------------------------------
Operating revenues                            $279,199       $204,820        $198,843        $252,975      $  935,837
Net income                                    $ 20,159       $ 10,237         $12,756        $ 12,657      $   55,809
Average number of shares of common stock        26,534         26,529          26,524          26,520          26,527
Basic and diluted earnings per share              $.76           $.39            $.48            $.47           $2.10
======================================================================================================================


(1) Schedule gives effect to the merger with Upper Peninsula
    Energy Corporation.

Because of various factors which affect the utility business, the quarterly results of operations are not necessarily comparable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

         F.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of WPS Resources Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   /s/ Arthur Andersen LLP


                                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 28, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                        G.   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

================================================================================================================
Year Ended December 31 (Thousands)                                       1998            1997            1996
----------------------------------------------------------------------------------------------------------------
Operating revenues
Electric                                                               $487,340        $479,388        $490,506
Gas                                                                     165,111         211,090         211,357
----------------------------------------------------------------------------------------------------------------
Total operating revenues                                                652,451         690,478         701,863
================================================================================================================
Operating expenses
Electric production fuels                                               110,443         107,538         105,418
Purchased power                                                          42,340          45,876          37,737
Gas purchased for resale                                                104,608         147,493         149,388
Other operating expenses                                                138,232         134,113         158,167
Maintenance                                                              49,425          41,661          48,734
Depreciation and decommissioning                                         78,206          75,819          63,835
Federal income taxes                                                     23,642          26,460          25,267
Investment tax credit restored                                           (1,742)         (1,768)         (1,778)
State income taxes                                                        7,291           7,569           7,732
Gross receipts tax and other                                             26,403          26,396          26,869
----------------------------------------------------------------------------------------------------------------
Total operating expense                                                 578,848         611,157         621,369
================================================================================================================
Operating income                                                         73,603          79,321          80,494
----------------------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds used during construction                         173             129             139
Other, net                                                                6,765          12,591           5,123
Income taxes                                                               (331)         (1,110)           (294)
----------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                       6,607          11,610           4,968
================================================================================================================
Income before interest expense                                           80,210          90,931          85,462
----------------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                               20,400          22,530          22,512
Other interest                                                            2,801           3,759           2,688
Allowance for borrowed funds used during construction                      (177)           (100)           (128)
----------------------------------------------------------------------------------------------------------------
Total interest expense                                                   23,024          26,189          25,072
================================================================================================================
Net income                                                               57,186          64,742          60,390
================================================================================================================
Preferred stock dividend requirements                                     3,111           3,111           3,111
Earnings on common stock                                                 54,075          61,631          57,279
================================================================================================================
Other comprehensive income                                                    -               -               -
================================================================================================================
Comprehensive income                                                   $ 54,075        $ 61,631        $ 57,279
================================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                           H.  CONSOLIDATED BALANCE SHEETS

===========================================================================================
Assets
-------------------------------------------------------------------------------------------
At December 31 (Thousands)                                         1998            1997
-------------------------------------------------------------------------------------------
Utility plant
Electric                                                        $1,534,711      $1,506,470
Gas                                                                267,892         251,603
-------------------------------------------------------------------------------------------
Total                                                            1,802,603       1,758,073
Less - Accumulated depreciation and decommissioning              1,120,058       1,032,149
-------------------------------------------------------------------------------------------
Total                                                              682,545         725,924
Nuclear decommissioning trusts                                     171,442         134,108
Construction in progress                                            35,996           7,266
Nuclear fuel, less accumulated amortization                         18,641          19,062
-------------------------------------------------------------------------------------------
Net utility plant                                                  908,624         886,360
===========================================================================================

Current assets
Cash and equivalents                                                 1,882           3,921
Customer and other receivables, net of reserves                     63,193          55,893
Accrued utility revenues                                            30,877          30,750
Fossil fuel, at average cost                                        12,433           9,964
Gas in storage, at average cost                                     14,855          17,194
Materials and supplies, at average cost                             20,054          18,793
Prepayments and other                                               19,491          20,155
-------------------------------------------------------------------------------------------
Total current assets                                               162,785         156,670
===========================================================================================

Regulatory assets                                                   68,335          78,544
Net nonutility plant                                                 2,888           2,972
Pension assets                                                      60,018          52,792
Investments and other assets                                        64,932          56,616
===========================================================================================
Total                                                           $1,267,582      $1,233,954
===========================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                     H.  CONSOLIDATED BALANCE SHEETS (CONTINUED)

==========================================================================================
Capitalization and Liabilities
------------------------------------------------------------------------------------------
At December 31 (Thousands)                                         1998            1997
------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                            $  481,708      $  457,121
Preferred stock with no mandatory redemption                       51,200          51,200
Long-term debt to parent                                           14,061          14,321
Long-term debt                                                    289,972         293,298
------------------------------------------------------------------------------------------
Total capitalization                                              836,941         815,940
==========================================================================================

Current liabilities
Note payable                                                       10,000          10,000
Commercial paper                                                   25,000          15,500
Accounts payable                                                   60,680          46,453
Accrued interest and taxes                                          2,590          11,315
Other                                                               6,564          10,049
------------------------------------------------------------------------------------------
Total current liabilities                                         104,834          93,317
==========================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                 118,476         127,512
Accumulated deferred investment tax credits                        24,772          26,901
Regulatory liabilities                                             43,591          50,279
Environmental remediation liabilities                              39,028          40,215
Other long-term liabilities                                        99,940          79,790
------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                  325,807         324,697
==========================================================================================

Commitments and contingencies (See Note 10)
==========================================================================================
Total                                                          $1,267,582      $1,233,954
==========================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these balance sheets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

                       I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION

===============================================================================================
At December 31 (Thousands, except share amounts)                        1998            1997
-----------------------------------------------------------------------------------------------

Common stock equity
Common stock                                                          $ 95,588        $ 95,588
Premium on capital stock                                               107,842          73,842
Retained earnings                                                      284,726         297,489
ESOP loan guarantees                                                    (6,448)         (9,798)
-----------------------------------------------------------------------------------------------
Total common stock equity                                              481,708         457,121
===============================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
    with no mandatory redemption -
                  Series      Shares Outstanding
                  ------      ------------------
                   5.00%            132,000                             13,200          13,200
                   5.04%             30,000                              3,000           3,000
                   5.08%             50,000                              5,000           5,000
                   6.76%            150,000                             15,000          15,000
                   6.88%            150,000                             15,000          15,000
-----------------------------------------------------------------------------------------------
Total preferred stock                                                   51,200          51,200
===============================================================================================

Long-term debt to parent
                   Series      Year Due
                   ------      --------
                    8.76%        2015                                    5,808           5,914
                    7.35%        2016                                    8,253           8,407
-----------------------------------------------------------------------------------------------
Total long-term debt to parent                                          14,061          14,321
===============================================================================================

Long-term debt
  First mortgage bonds
                   Series      Year Due
                   ------      --------
                   5-1/4%        1998                                        -          50,000
                    7.30%        2002                                   50,000          50,000
                    6.80%        2003                                   50,000          50,000
                   6-1/8%        2005                                    9,075           9,075
                    6.90%        2013                                   22,000          22,000
                    8.80%        2021                                   53,100          53,100
                   7-1/8%        2023                                   50,000          50,000
                    6.08%        2028                                   50,000              -
-----------------------------------------------------------------------------------------------
Total                                                                  284,175         284,175
Unamortized discount and premium on bonds, net                            (817)           (890)
-----------------------------------------------------------------------------------------------
Total first mortgage bonds                                             283,358         283,285
-----------------------------------------------------------------------------------------------
ESOP loan guarantees                                                     6,448           9,798
Other long-term debt                                                       166             215
-----------------------------------------------------------------------------------------------
Total long-term debt                                                   289,972         293,298
===============================================================================================
Total capitalization                                                  $836,941        $815,940
===============================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

                                   J.  CONSOLIDATED STATEMENTS OF CASH FLOWS

==================================================================================================================
Year Ended December 31 (Thousands)                                 1998               1997                1996
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                      $  57,186          $  64,742            $  60,390

Adjustments to reconcile net income to net cash from
  operating activities -
Depreciation and decommissioning                                   78,206             75,819               63,835
Amortization of nuclear fuel and other                             15,634             14,665               27,687
Deferred income taxes                                             (12,421)            (5,846)              (6,623)
Investment tax credit restored                                     (2,129)            (1,767)              (1,778)
Allowance for equity funds used during construction                  (173)              (129)                (139)
Pension income                                                     (9,669)           (11,432)             (12,413)
Postretirement liability                                            9,743              4,952                7,150
Other, net                                                           (489)            (9,046)               1,826
Changes in -
Customer and other receivables                                     (7,300)            10,341               (4,078)
Accrued utility revenues                                             (127)             4,576                2,260
Fossil fuel inventory                                              (2,469)            (1,740)                 477
Gas in storage                                                      2,339               (754)              (6,537)
Accounts payable and accrued taxes                                  6,561            (13,883)               9,225
Environmental remediation insurance recovery                           -              12,374                  200
Miscellaneous and accrued liabilities                              (5,019)            (1,957)              (1,015)
Gas refunds                                                           684               (318)              (6,175)
------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                130,557            140,597              134,292
==================================================================================================================

Cash flows from (used for) investing activities:
Construction of utility plant and nuclear fuel expenditure        (89,544)           (58,258)             (84,750)
Decommissioning funding                                           (17,239)           (16,059)              (8,978)
Purchase of other property and equipment                             (270)              (111)              (2,050)
Other                                                               4,565              6,080                  949
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                           (102,488)           (68,348)             (94,829)
==================================================================================================================

Cash flows from (used for) financing activities:
Redemption of long term debt                                      (53,659)                -                (6,900)
Proceeds from issuance of long-term debt                           50,000                 -                    -
Proceeds of long-term debt from parent                                 -                  -                 8,668
Proceeds from issuance of commercial paper                        290,521            257,100              153,300
Redemptions of commercial paper                                  (281,021)          (270,600)            (135,800)
Equity infusion from parent                                        34,000                 -                    -
Preferred stock dividends                                          (3,111)            (3,111)              (3,111)
Common stock dividends                                            (66,838)           (55,882)             (55,926)
------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                            (30,108)           (72,493)             (39,769)
==================================================================================================================
Net increase (decrease) in cash and equivalents                    (2,039)              (244)                (306)
==================================================================================================================
Cash and equivalents at beginning of year                           3,921              4,165                4,471
==================================================================================================================
Cash and equivalents at end of year                             $   1,882          $   3,921            $   4,165
==================================================================================================================

Cash paid during year for:
Interest, less amount capitalized                               $  20,905          $  22,311            $  22,100
Income taxes                                                    $  48,781          $  41,151            $  35,662
==================================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           WISCONSIN PUBLIC SERVICE CORPORATION

                        K.  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

====================================================================================================
Year Ended December 31 (Thousands)                                 1998         1997         1996
----------------------------------------------------------------------------------------------------

Balance at beginning of year                                     $297,489     $291,740     $290,387
Add - Net income                                                   57,186       64,742       60,390
----------------------------------------------------------------------------------------------------
                                                                  354,675      356,482      350,777
----------------------------------------------------------------------------------------------------
Deduct -
Cash dividends declared on preferred stock
    5.00% Series ($5.00 per share)                                    660          660          660
    5.04% Series ($5.04 per share)                                    151          151          151
    5.08% Series ($5.08 per share)                                    254          254          254
    6.76% Series ($6.76 per share)                                  1,014        1,014        1,014
    6.88% Series ($6.88 per share)                                  1,032        1,032        1,032
Dividends declared on common stock                                 46,838       45,882       44,926
Dividend to parent                                                 20,000       10,000       11,000
----------------------------------------------------------------------------------------------------
                                                                   69,949       58,993       59,037
----------------------------------------------------------------------------------------------------
Balance at end of year                                           $284,726     $297,489     $291,740
====================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WISCONSIN PUBLIC SERVICE CORPORATION

            L.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Notes to Consolidated Financial Statements for Wisconsin Public Service Corporation are incorporated in the Notes to Consolidated Financial Statements for WPS Resources Corporation at page 83 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

         M.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation (a Wisconsin corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   /s/ Arthur Andersen LLP


                                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 28, 1999

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about WPSR's directors and those Class B directors seeking re-election may be found on pages 4 and 5 of WPSR's March 22, 1999 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.

     Information regarding the executive officers, which is not a part of WPSR's Proxy Statement, is set forth in Part I, Item 4A, at page 35.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required under Item 11 regarding compensation paid by WPSR to its Chief Executive Officer and other executive officers of WPSR may be found in WPSR's March 22, 1999 Proxy Statement, which information is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning principal securities holders and securities holdings of management which may be found on pages 2 and 3 of WPSR's March 22, 1999 Proxy Statement is incorporated by reference as if fully set forth herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions since the beginning of fiscal year
1998, or any currently proposed transactions, or series of similar transactions, to which WPSR or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of WPSR, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          (1) The following financial consolidated statements are included in Part II at Item 8 above:

                           Description                         Pages in 10-K
                           -----------                         -------------

               WPS RESOURCES CORPORATION

               Consolidated Statements of Income,
               Comprehensive Income, and
               Retained Earnings for the three years
               ended December 31, 1998, 1997, and 1996                 78

               Consolidated Balance Sheets as of
               December 31, 1998 and 1997                              79

               Consolidated Statements of Capitalization
               as of December 31, 1998 and 1997                        81

               Consolidated Statements of Cash Flows for
               the three years ended December 31, 1998, 1997,
               and 1996                                                82

               Notes to Consolidated Financial Statements              83

               Report of Independent Public Accountants               110

               WISCONSIN PUBLIC SERVICE CORPORATION

               Consolidated Statements of Income and
               Comprehensive Income for the three years
               ended December 31, 1998, 1997, and 1996                111

               Consolidated Balance Sheets as of
               December 31, 1998 and 1997                             112

               Consolidated Statements of Capitalization
               as of December 31, 1998 and 1997                       114

               Consolidated Statements of Cash Flows for
               the three years ended December 31, 1998, 1997,
               and 1996                                               115

               Consolidated Statements of Retained Earnings           116

               Notes to Consolidated Financial Statements             117

               Report of Independent Public Accountants               118

          (2)  Financial statement schedules.

               The following financial statement schedules are included in
               Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           Description                         Pages in 10-K
                           -----------                         -------------

               Schedule III - Condensed Parent
               Company Only Financial Statements

               A. Report of Independent Public                        130
                  Accountants

               B. Statements of Income and Retained
                  Earnings                                            131

               C. Balance Sheets                                      132

               D. Statements of Cash Flows                            133

               E. Notes to Parent Company Financial
                  Statements                                          134


          (3)  All exhibits, including those incorporated by reference.

Exhibit
Number                     Description of Documents
-------                    ------------------------


2* Asset Purchase Agreement Among Maine Public Service Company, Main and New Brunswick Electrical Power Company, Limited and WPS Power Development, Inc. dated as of July 7, 1998.

3A-1 Restated Articles of Incorporation of WPS Resources Corporation. (Incorporated by reference to Appendix B to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed February 28, 1994 [Reg. No. 33-52199]).

3A-2 Articles of Incorporation of Wisconsin Public Service Corporation as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993 (Incorporated by reference to
           Exhibit 3 to Form 8-K filed June 10, 1993).

3B-1       By-Laws of WPS Resources Corporation as in effect September 1,
           1998.

3B-2 By-Laws of Wisconsin Public Service Corporation as in effect September 1, 1998.

4A         Copy of Rights Agreement, dated December 12, 1996 between
           WPS Resources Corporation and Firstar Trust Company (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 13, 1996 [File No.1-11337]).

4B Copy of First Mortgage and Deed of Trust, dated as of January 1, 1941 from Wisconsin Public Service Corporation to First Wisconsin Trust Company, Trustee (Incorporated by reference to Exhibit 7.01
           - File No. 2-7229); Supplemental Indenture, dated as of
           November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03
           - File No. 2-14527); Supplemental Indenture, dated as of
           October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental

-----------------------
       * Schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

Exhibit
Number                     Description of Documents
-------                    ------------------------

           Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended
           December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended
           December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended
           June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to
           Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7,
           1993); Thirty-Second Supplemental Indenture, dated as of
           November 1, 1993 (Incorporated by reference to Exhibit 4 to
           Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998). All references to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

Exhibit
Number                     Description of Documents
-------                    ------------------------

4C Amended and Restated Declaration of Trust of WPSR Capital Trust I dated as of July 30, 1998 among WPS Resources Corporation as sponsor, State Street Bank and Trust Company as Administrative Trustee, First Union Trust Company, National Association, as Delaware Trustee, and Daniel P. Bittner and Ralph G. Baeten, as Administrative Trustees (Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 6, 1998) (File No. 1-11337).

4D Indenture dated as of July 30, 1998, between WPS Resources Corporation and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed
           August 6, 1998); First Supplemental Indenture dated as of July 30, 1998, between WPS Resources Corporation and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 6, 1998). References to periodic reports are to those of WPS Resources Corporation. (File No. 1-11337).

4E         Trust Preferred Securities Guarantee Agreement dated as of
           July 30, 1998, between WPS Resources Corporation and State Street Bank and Trust Company, guarantee trustee (Incorporated by reference to Exhibit 4.4 to Form 8-K filed August 6, 1998) (File No. 1-11337).

4F Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between Wisconsin Public Service Corporation and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998). References to periodic reports are to those of Wisconsin Public Service Corporation. (File No. 1-03016).

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

10C Settlement and Ownership Transfer Agreement dated September 29, 1998 between Wisconsin Public Service Corporation and Madison Gas and Electric Company (Incorporated by reference to Exhibit 99-2 to Form 8-K/A filed March 2, 1999) (File No. 1-03016).

Exhibit
Number                     Description of Documents
-------                    ------------------------

10D-1 Copy of Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 4.10 in File No. 2-27308).

10D-2 Copy of Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation (Incorporated by reference to
           Exhibit 10C-1 to Form 10-K of Wisconsin Public Service Corporation for the year ended December 31, 1983 [File No. 1-3016]).

10D-3 Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988 (Incorporated by reference to Exhibit 10C-2 to Form 10-K of Wisconsin Public Service Corporation for the year ended December 31, 1988 [File No. 1-3016]).

10E Copy of revised Agreement for Construction and Operation of Columbia Generating Plant among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973 (Incorporated by reference to Exhibit 5.07 in File No. 2-48781).

10F Copy of Guaranty and Agreements and Note Agreements for Wisconsin Public Service Corporation Employee Stock Ownership Plan and Trust
           (ESOP) dated November 1, 1990 (Incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K of Wisconsin Public Service Corporation filed November 2, 1990 [File No. 1-3016]).

10G-1 Copy of Power Purchase Agreement Between De Pere Energy LLC and Wisconsin Public Service Corporation dated November 8, 1995 and amended by a Letter Agreement dated February 18, 1997.
           (Incorporated by reference to Exhibit 10F-1 to the Form 10-K for the year ended December 31, 1997 [File No. 1-3016]).

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10H-1 Copy of amended and restated WPS Resources Corporation Deferred Compensation Plan for executives and non-employee directors, effective January 1, 1999.

10H-2 Copy of Form of Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Ralph G. Baeten, Daniel P. Bittner, Diane L. Ford, Richard E. James, Thomas P. Meinz, Phillip M. Mikulsky,
           Wayne J. Peterson, Patrick D. Schrickel, Charles A. Schrock, Clark R. Steinhardt, Bernard J. Treml, and Larry L. Weyers (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 1997, filed July 25, 1997 [File
           No. 1-11337]).

Exhibit
Number                     Description of Documents
-------                    ------------------------

10H-3 Copy of WPS Resources Corporation Short-Term Variable Pay Plan effective January 1, 1998. (Incorporated by reference to Exhibit 10G-3 in the Form 10-K for the year ended December 31, 1997 [File No. 1-11337]).

  Exhibit
  Number                Description of Document                Pages in 10-K
  -------               -----------------------                -------------

  2*         Asset Purchase Agreement Among Maine Public
             Service Company, Maine and New Brunswick
             Electrical Power Company, Limited and
             WPS Power Development, Inc. dated as of
             July 7, 1998                                           135

  3B-1       By-Laws of WPS Resources Corporation as in
             Effect September 1, 1998                               202

  3B-2       By-Laws of Wisconsin Public Service Corporation
             as in Effect September 1, 1998                         235

  10F-1      WPS Resources Corporation Amended and Restated
             Deferred Compensation Plan Effective January 1,
             1999
                  WPS Resources Corporation                         266

  11         Statement Regarding Computation of Per Share
             Earnings
                  WPS Resources Corporation                         295

  21         Subsidiaries of the Registrant                         296

  23         Consent of Independent Public Accountants              297

  24         Powers of Attorney                                     298

  27         Financial Data Schedule
                  WPS Resources Corporation                         307
                  Wisconsin Public Service Corporation              308

-----------------------
       * Schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K dated September 29, 1998 filed by
          WPS Resources Corporation and Wisconsin Public Service Corporation on October 6, 1998. The report included under Item 5 the announcement of completion of the merger of Upper Peninsula Energy Company and WPS Resources Corporation effective at the close of business on September 29, 1998 and the finalization of an arrangement for Wisconsin Public Service Corporation to buy Madison Gas and Electric Company's share of the Kewaunee Nuclear Power Plant.

          A Current Report on Form 8-K dated December 10, 1998 and filed December 11, 1998 by WPS Resources Corporation and Wisconsin Public Service Corporation (1) transmitting a press release announcing that unseasonably warm weather in November and early December will have a negative impact on its fourth quarter earnings and a Settlement and Ownership Transfer Agreement between WPSC and Madison Gas and Electric Company regarding Kewaunee ownership issues, (2) disclosing certain costs to comply with Environmental Protection Agency nitrogen oxide regulations, and
          (3) disclosing authorization by the WPSR Board of Directors to issue up to one million shares for WPSR's Stock Investment Plan in lieu of open market purchases. (A Current Report on Form 8-K/A dated December 10, 1998 and filed on March 1, 1999 indicating that portions of Exhibit 99-2, the settlement and ownership transfer agreement between Wisconsin Public Service Corporation and Madison Gas and Electric Company, had been omitted based upon a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.)

          A Current Report on Form 8-K dated December 14, 1998 and filed December 18, 1998 by Wisconsin Public Service Corporation transmitting certain documents relating to the offering of Senior Notes, 6.08% Series due December 1, 2028 (the "Senior Notes"), registered with the Securities and Exchange Commission on Form S-3 (Reg. No. 333-67979).

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

                             WPS RESOURCES CORPORATION
                                         and
                        WISCONSIN PUBLIC SERVICE CORPORATION

                                    (Registrants)


                            By  /s/  L. L. Weyers
        -------------------------------------------------------------------
        L. L. Weyers                   L. L. Weyers
        Chairman, President, and       Chairman and
        Chief Executive Officer        Chief Executive Officer
        WPS Resources Corporation      Wisconsin Public Service Corporation



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Title                           Date
------------------------------------------------------------------------------

A. Dean Arganbright              Director                    March 24, 1999
Michael S. Ariens                Director
Richard A. Bemis                 Director
Daniel A. Bollom                 Director
M. Lois Bush                     Director
Clarence R. Fisher               Director
Robert C. Gallagher              Director       By  /s/ L. L. Weyers
Kathryn M. Hasselblad-Pascale    Director           --------------------------
James L. Kemerling               Director               L. L. Weyers
                                                        Attorney-in-Fact



/s/ L. L. Weyers                 Principal Executive         March 24, 1999
---------------------------------Officer and Director
    L. L. Weyers


/s/ D. P. Bittner                Principal Financial         March 24, 1999
---------------------------------Officer
    D. P. Bittner


/s/ D. L. Ford                   Principal Accounting        March 24, 1999
---------------------------------Officer
    D. L. Ford

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

         A.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            ON SCHEDULE III - CONDENSED PARENT COMPANY
                    ONLY FINANCIAL STATEMENTS


To the Board of Directors of WPS Resources Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WPS Resources Corporation included in this Form 10-K, and have issued our report thereon dated January 28, 1999.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental
Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                     /s/ Arthur Andersen LLP

                                                     ARTHUR ANDERSEN LLP



Milwaukee, Wisconsin
January 28, 1999

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                      B.  STATEMENTS OF INCOME AND RETAINED EARNINGS

=================================================================================================
Year Ended December 31 (Thousands)                              1998          1997         1996
-------------------------------------------------------------------------------------------------

Income
Equity in earnings of subsidiaries after dividends           $(26,752)     $ (1,195)    $ (7,518)
Cash dividends from subsidiaries                               75,370        59,679       59,916
-------------------------------------------------------------------------------------------------
Income from subsidiaries                                       48,618        58,484       52,398
-------------------------------------------------------------------------------------------------
Investment income and other                                     4,516         2,880        2,293
-------------------------------------------------------------------------------------------------

Total income                                                   53,134        61,364       54,691
=================================================================================================


Operating expenses                                              4,557         5,122        1,054
-------------------------------------------------------------------------------------------------
Income before interest expense                                 48,577        56,242       53,637
Interest expense                                                2,914           583          457
-------------------------------------------------------------------------------------------------
Income before income taxes                                     45,663        55,659       53,180
Income taxes                                                     (968)         (150)         295
-------------------------------------------------------------------------------------------------
Net Income                                                     46,631        55,809       52,885
=================================================================================================

Retained earnings, beginning of year                          339,508       333,375      329,150
Common stock dividend                                         (50,985)      (49,676)     (48,660)
-------------------------------------------------------------------------------------------------

Retained earnings at end of year                             $335,154      $339,508     $333,375
=================================================================================================

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                                C.  BALANCE SHEETS

=======================================================================================
At December 31 (Thousands)                                        1998          1997
---------------------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------------------
Current assets
Cash and equivalents                                            $    919      $     23
Accounts receivable - affiliates                                   1,564           434
Other receivables                                                  1,160           748
Notes receivable - affiliates (note 1)                            25,091         4,498
---------------------------------------------------------------------------------------
Total current assets                                              28,734         5,703
=======================================================================================

Long-term notes receivable - affiliates (note 2)                  15,538        15,950
=======================================================================================

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation                             481,707       457,121
WPS Energy Services, Inc.                                         13,124         4,495
WPS Power Development, Inc.                                       10,314             7
Upper Peninsula Power Company                                     35,260        40,283
Other                                                              6,297         4,358
---------------------------------------------------------------------------------------
Total investments in subsidiaries, at equity                     546,702       506,264
=======================================================================================

Net equipment                                                      1,177           321
Other investments                                                  4,442         3,330
Deferred income taxes                                                169            45
---------------------------------------------------------------------------------------

Total assets                                                    $596,762      $531,613
=======================================================================================


=======================================================================================
Liabilities and Capitalization
---------------------------------------------------------------------------------------
Current liabilities
Notes payable                                                   $ 22,590      $  5,206
Commercial paper                                                   2,400             -
Accounts payable - affiliates                                      1,545         5,303
Accounts payable                                                     602         1,699
Dividends payable                                                    749           626
Other                                                                186            15
---------------------------------------------------------------------------------------
Total current liabilities                                         28,072        12,849
=======================================================================================

Other liabilities                                                      -             -
=======================================================================================

Capitalization
Common stock, $1 par value, 100,000,000
   shares authorized; 26,551,405 shares outstanding               26,551        26,551
Premium on capital stock                                         163,438       163,454
Retained earnings                                                335,154       339,508
ESOP loan guarantees                                              (6,448)       (9,798)
Shares in deferred compensation trust                             (1,505)         (951)
Advances from affiliates                                          51,500             -
---------------------------------------------------------------------------------------
Total capitalization                                             568,690       518,764
=======================================================================================

Total liabilities and capitalization                            $596,762      $531,613
=======================================================================================

SCHEDULE III - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                                 D.  STATEMENTS OF CASH FLOWS

=================================================================================================
Year Ended December 31 (Thousands)                            1998           1997         1996
-------------------------------------------------------------------------------------------------

Operating
Net income                                                $    46,631     $  55,809    $  52,885

Add equity in earnings of subsidiaries after dividends         26,752         1,195        7,518
Deferred income taxes                                            (124)            7           46
Other - net                                                       (17)            3        1,883

Changes in other items
Receivables                                                    (1,542)          (25)        (442)
Accounts payable                                               (4,855)        3,441          304
Other                                                             295          (393)          51
-------------------------------------------------------------------------------------------------
Net cash - operating                                           67,140        60,037       62,245
=================================================================================================

Investing
Notes receivable - affiliates                                 (20,181)       10,809      (20,280)
Capital contributions - affiliates                            (62,340)       (8,709)      (6,434)
Investments - other                                            (1,968)          (54)      (2,792)
-------------------------------------------------------------------------------------------------
Net cash - investing                                          (84,489)        2,046      (29,506)
=================================================================================================

Financing
Proceeds from short-term debt                                 196,050       537,970      333,975
Payments on short-term debt                                  (193,650)     (549,944)    (319,314)
Proceeds from commercial paper                              1,867,287             -            -
Payments on commercial paper                               (1,849,903)            -            -
Proceeds from intercompany debt                                50,000             -            -
Purchase of deferred compensation stock                          (554)         (507)        (443)
Common stock dividends                                        (50,985)      (49,676)     (48,660)
-------------------------------------------------------------------------------------------------
Net cash - financing                                           18,245       (62,157)     (34,442)
=================================================================================================

Net change in cash                                                896           (74)      (1,703)
Cash, beginning of period                                          23            97        1,800
-------------------------------------------------------------------------------------------------
Cash, end of period                                       $       919     $      23    $      97
=================================================================================================

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


SUPPLEMENTAL NOTES

Note 1 WPS Resources Corporation ("WPSR") has short-term notes receivable from WPS Energy Services, Inc. ("ESI"), WPS Power Development, Inc., and Upper Peninsula Power Company, Inc. for $10.0 million, $4.0 million and $11.1 million, respectively. Notes payable of $3.5 million bear interest at 6.9%. The balance of these notes bear interest at the prime or commercial paper rates.

Note 2 WPSR has long-term notes receivable from Wisconsin Public Service Corporation for $5.8 million and $8.3 million bearing interest at 8.76% and 7.35%, respectively. The notes are to be repaid in monthly payments of $51,670 and $63,896 through January 2015 and May 2016, respectively. WPSR also has a long-term note receivable from ESI totaling $1.5 million and bearing interest at 7-7/8%.
           The note is to be repaid in quarterly payments of $69,076 through October 2005.