Form 10-Q
period 1999-03-31
WPS RESOURCES CORP
filed 1999-05-03
CIK 916863

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

              For the quarterly period ended March 31, 1999

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         26,551,963 shares outstanding at
                                         April 30, 1999

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         April 30, 1999
______________________________________________________________________________
______________________________________________________________________________

                        WPS RESOURCES CORPORATION
                                   AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999


                            CONTENTS
                                                                  Page

          FORWARD-LOOKING STATEMENTS                               4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income, Comprehensive
                    Income, and Retained Earnings                  5
               Consolidated Balance Sheets                         6
               Consolidated Statements of Capitalization           7
               Consolidated Statements of Cash Flows               8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income and
                    Comprehensive Income                           9
               Consolidated Balance Sheets                        10
               Consolidated Statements of Capitalization          11
               Consolidated Statements of Cash Flows              12
               Consolidated Statements of Retained Earnings       13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation               14 - 15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation                          16 - 24
               Wisconsin Public Service Corporation               25 - 27

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                             27

PART II.  OTHER INFORMATION

Item 5.   Other Information                                       28

Item 6.   Exhibits and Reports on Form 8-K                        29

Signatures                                                        30 - 31

EXHIBIT INDEX                                                     32

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                         FORWARD-LOOKING STATEMENTS

This report contains statements which are forward-looking. You can identify these statements by the fact that they do not relate strictly to historical or current facts and often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," and other similar words. Although we believe we have been prudent in our plans and assumptions, there can be no assurance that indicated results will be realized. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. We recommend that you consult any further disclosures we make on related subjects in our 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

The following is a cautionary list of risks and uncertainties that may affect the assumptions which form the basis of forward-looking statements relevant to our business. These factors, and other factors not listed here, could cause actual results to differ materially from expected and historical results.

- General economic, business, and regulatory conditions
- Legislative and regulatory initiatives regarding deregulation and restructuring of the utility industry which could affect costs and investment recovery
- State and federal rate regulation
- The extent and timing of new business development and additional competition in the markets of subsidiary companies
- The performance of projects undertaken by subsidiary companies
- Business combinations among our competitors and customers
- Energy supply and demand
- Financial market conditions, including availability, terms, and use of capital
- Nuclear and environmental issues
- Weather and other natural phenomena
- Commodity price and interest rate risk
- Year 2000 readiness.

                             Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                 WPS RESOURCES CORPORATION


=======================================================================================
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,          Three Months Ended
AND RETAINED EARNINGS (1)                                              March 31
(Thousands, except per share amounts)                             1999          1998
=======================================================================================

Operating revenues
Electric utility                                                $142,393      $127,223
Gas utility                                                       68,299        65,484
Nonregulated energy and other                                    119,142        98,519
---------------------------------------------------------------------------------------
Total operating revenues                                         329,834       291,226
=======================================================================================

Operating expenses
Electric production fuels                                         26,533        25,648
Purchased power                                                   17,872        12,347
Gas purchased for resale                                          40,284        43,010
Nonregulated energy cost of sales                                116,023        96,488
Other operating expenses                                          44,380        39,716
Maintenance                                                       14,616        10,598
Depreciation and decommissioning                                  20,219        21,659
Taxes other than income                                            8,461         8,257
---------------------------------------------------------------------------------------
Total operating expenses                                         288,388       257,723
=======================================================================================
Operating income                                                  41,446        33,503
---------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                  196            29
Other, net                                                         2,315         2,431
---------------------------------------------------------------------------------------
Total other income                                                 2,511         2,460
=======================================================================================
Income before interest expense                                    43,957        35,963
---------------------------------------------------------------------------------------

Interest on long-term debt                                         6,402         6,381
Other interest                                                       919           951
Allowance for borrowed funds used during construction               (177)          (11)
---------------------------------------------------------------------------------------
Total interest expense                                             7,144         7,321
=======================================================================================

Distributions - preferred securities of subsidiary trust             875             -
=======================================================================================

Income before income taxes                                        35,938        28,642
Income taxes                                                      12,623        10,119
Minority interest                                                   (215)         (212)
Preferred stock dividends of subsidiaries                            778           783
---------------------------------------------------------------------------------------
Net income                                                        22,752        17,952
---------------------------------------------------------------------------------------
Other comprehensive income                                             -             -
---------------------------------------------------------------------------------------
Comprehensive income                                              22,752        17,952
=======================================================================================

Retained earnings at beginning of period                         335,154       339,508
Cash dividends on common stock                                    13,157        12,534
---------------------------------------------------------------------------------------
Retained earnings at end of period                              $344,749      $344,926
=======================================================================================

Average shares of common stock                                    26,520        26,516
Basic and diluted earnings per average share of common stock       $0.86         $0.68
Dividend per share of common stock                                $0.495        $0.485
=======================================================================================

(1) The 1998 statement gives effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.

                                   WPS RESOURCES CORPORATION


=================================================================================================
CONSOLIDATED BALANCE SHEETS                                         March 31          December 31
(Thousands)                                                           1999               1998
=================================================================================================
ASSETS
-------------------------------------------------------------------------------------------------
Utility plant
Electric                                                           $1,729,055         $1,715,882
Gas                                                                   270,710            267,892
-------------------------------------------------------------------------------------------------
Total                                                               1,999,765          1,983,774
Less - Accumulated depreciation and decommissioning                 1,224,864          1,206,123
-------------------------------------------------------------------------------------------------
Total                                                                 774,901            777,651
Nuclear decommissioning trusts                                        175,480            171,442
Construction in progress                                               47,145             42,424
Nuclear fuel, less accumulated amortization                            17,108             18,641
-------------------------------------------------------------------------------------------------
Net utility plant                                                   1,014,634          1,010,158
=================================================================================================

Current assets
Cash and equivalents                                                    9,194              7,134
Customer and other receivables, net of reserves                       116,850            117,206
Accrued utility revenues                                               31,234             34,175
Fossil fuel, at average cost                                           14,928             13,152
Gas in storage, at average cost                                         3,586             20,795
Materials and supplies, at average cost                                23,384             21,788
Prepayments and other                                                  23,312             26,462
-------------------------------------------------------------------------------------------------
Total current assets                                                  222,488            240,712
=================================================================================================

Regulatory assets                                                      68,700             70,041
Net nonutility and nonregulated plant                                  39,499             41,235
Pension assets                                                         61,561             60,018
Investments and other assets                                           79,073             88,223
=================================================================================================
Total                                                              $1,485,955         $1,510,387
=================================================================================================


CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                $  529,041         $  517,190
Preferred stock of subsidiary with no mandatory redemption             51,200             51,200
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely WPSR
  7.00% subordinated debentures                                        50,000             50,000
Long-term debt                                                        343,438            343,037
-------------------------------------------------------------------------------------------------
Total capitalization                                                  973,679            961,427
=================================================================================================

Current liabilities
Long-term debt due within one year                                        884                884
Notes payable                                                          10,303             12,703
Commercial paper                                                       14,000             47,590
Accounts payable                                                       93,676            115,490
Accrued taxes                                                          13,287              2,838
Accrued interest                                                        6,473              7,594
Other                                                                  23,189              9,095
-------------------------------------------------------------------------------------------------
Total current liabilities                                             161,812            196,194
=================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                     122,601            122,642
Accumulated deferred investment tax credits                            27,090             27,150
Regulatory liabilities                                                 50,386             50,474
Environmental remediation liabilities                                  40,140             40,478
Other long-term liabilities                                           110,247            112,022
-------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                      350,464            352,766
=================================================================================================
Total                                                              $1,485,955         $1,510,387
=================================================================================================

The accompanying notes are an integral part of these statements.

                                    WPS RESOURCES CORPORATION


=============================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                          March 31       December 31
(Thousands, except share amounts)                                    1999            1998
=============================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  26,579,795 and 26,551,405 shares outstanding
  at March 31, 1999 and December 31, 1998, respectively            $ 26,580         $ 26,551
Premium on capital stock                                            165,948          163,438
Retained earnings                                                   344,749          335,154
Shares in deferred compensation trust, 53,523 and 49,477 shares at average cost of $30.60 and $30.42 per share at
  March 31, 1999 and December 31, 1998, respectively                 (1,638)          (1,505)
ESOP loan guarantees                                                 (6,598)          (6,448)
---------------------------------------------------------------------------------------------
Total common stock equity                                           529,041          517,190
=============================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                   13,200           13,200
         5.04%              30,000                                    3,000            3,000
         5.08%              50,000                                    5,000            5,000
         6.76%             150,000                                   15,000           15,000
         6.88%             150,000                                   15,000           15,000
---------------------------------------------------------------------------------------------
Total preferred stock with no mandatory redemption                   51,200           51,200
=============================================================================================

Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust
  holding solely WPSR 7.00% subordinated debentures                  50,000           50,000
=============================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        7.30%                2002                                    50,000           50,000
        6.80%                2003                                    50,000           50,000
        6-1/8%               2005                                     9,075            9,075
        6.90%                2013                                    22,000           22,000
        8.80%                2021                                    53,100           53,100
        7-1/8%               2023                                    50,000           50,000
        6.08%                2028                                    50,000           50,000

First mortgage bonds - Upper Peninsula Power Company
        Series             Year Due
        ------             --------
         7.94%               2003                                    15,000           15,000
         10.0%               2008                                     6,000            6,000
         9.32%               2021                                    18,000           18,000

Installment sales contract for air pollution control
  equipment - Upper Peninsula Power Company
        Term Bonds         Year Due
        ----------         --------
           6.90%             1999                                       120              120
---------------------------------------------------------------------------------------------
Total                                                               323,295          323,295
Unamortized discount and premium on bonds, net                         (802)            (817)
---------------------------------------------------------------------------------------------
Total first mortgage bonds                                          322,493          322,478
---------------------------------------------------------------------------------------------
ESOP loan guarantees                                                  6,598            6,448
Notes payable to bank, secured by nonregulated plant                 11,180           10,943
Senior secured note                                                   3,886            3,886
Other long-term debt                                                    165              166
---------------------------------------------------------------------------------------------
Total long-term debt                                                344,322          343,921
Less amounts due within one year                                       (884)            (884)
---------------------------------------------------------------------------------------------
Net long-term debt                                                  343,438          343,037
=============================================================================================
Total capitalization                                               $973,679         $961,427
=============================================================================================

The accompanying notes are an integral part of these statements.

                                 WPS RESOURCES CORPORATION


=========================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)                           Three Months Ended
(Thousands)                                                              March 31
                                                                    1999           1998
=========================================================================================

Cash flows from operating activities
Net income                                                       $  22,752     $  17,952

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                    20,219        21,659
Amortization of nuclear fuel and other                               3,717         4,386
Deferred income taxes                                                 (617)       (1,298)
Investment tax credit restored                                         (60)         (435)
Allowance for equity funds used during construction                   (196)          (29)
Pension income                                                      (1,542)       (2,334)
Postretirement funding                                               1,117           764
Other, net                                                           5,792         1,199

Changes in
Customer and other receivables                                         356       (14,990)
Accrued utility revenues                                             2,941         2,821
Fossil fuel inventory                                               (1,776)       (2,352)
Gas in storage                                                      17,209        17,755
Accounts payable                                                   (21,814)       (2,723)
Miscellaneous current and accrued liabilities                       14,094        11,174
Accrued taxes                                                       10,449           129
-----------------------------------------------------------------------------------------
Net cash from operating activities                                  72,641        53,678
=========================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures        (20,924)      (10,788)
Purchase of other property and equipment                              (620)       (3,386)
Decommissioning funding                                             (2,273)       (4,126)
Other                                                                 (260)         (312)
-----------------------------------------------------------------------------------------
Net cash used for investing activities                             (24,077)      (18,612)
=========================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                           34,250        32,811
Redemptions of notes payable                                       (36,650)      (31,800)
Issuance of other long-term debt                                       237           377
Issuance of commercial paper                                       687,595       321,137
Redemptions of commercial paper                                   (721,185)     (330,243)
Issuance of common stock                                             2,539             -
Cash dividends on common stock                                     (13,157)      (12,539)
Other                                                                 (133)         (146)
-----------------------------------------------------------------------------------------
Net cash used for financing activities                             (46,504)      (20,403)
=========================================================================================
Net decrease in cash and equivalents                                 2,060        14,663
Cash and equivalents at beginning of period                          7,134         8,495
=========================================================================================
Cash and equivalents at end of period                            $   9,194     $  23,158
=========================================================================================

Cash paid during period for
Interest, less amount capitalized                                $   8,926     $   9,103
Income taxes                                                         1,306        10,304
Preferred stock dividends of subsidiaries                              778           783
=========================================================================================

(1) The 1998 statement gives effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.

                         WISCONSIN PUBLIC SERVICE CORPORATION


=======================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME        Three Months Ended
(Thousands)                                                            March 31
                                                                  1999          1998
=======================================================================================

Operating revenues
Electric                                                        $127,537      $112,806
Gas                                                               68,299        65,484
---------------------------------------------------------------------------------------
Total operating revenues                                         195,836       178,290
=======================================================================================

Operating expenses
Electric production fuels                                         26,487        25,618
Purchased power                                                   13,287         8,165
Gas purchased for resale                                          39,871        42,394
Other operating expenses                                          36,046        32,515
Maintenance                                                       14,063         9,938
Depreciation and decommissioning                                  17,977        19,642
Federal income taxes                                              10,834         8,296
Investment tax credit restored                                      (402)         (436)
State income taxes                                                 2,646         2,257
Gross receipts tax and other                                       6,987         6,786
---------------------------------------------------------------------------------------
Total operating expenses                                         167,796       155,175
=======================================================================================
Operating income                                                  28,040        23,115
---------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                  196            29
Other, net                                                         2,295         1,820
Income taxes                                                        (381)         (281)
---------------------------------------------------------------------------------------
Total other income and (deductions)                                2,110         1,568
=======================================================================================
Income before interest expense                                    30,150        24,683
---------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                         5,465         5,480
Other interest                                                       707           545
Allowance for borrowed funds used during construction               (177)          (11)
---------------------------------------------------------------------------------------
Total interest expense                                             5,995         6,014
=======================================================================================
Net income                                                        24,155        18,669
Preferred stock dividend requirements                                778           778
---------------------------------------------------------------------------------------
Earnings on common stock                                          23,377        17,891
=======================================================================================
Other comprehensive income                                             -             -
Comprehensive income                                            $ 23,377      $ 17,891
=======================================================================================

The accompanying notes are an integral part of these statements.

                             WISCONSIN PUBLIC SERVICE CORPORATION

==============================================================================================
CONSOLIDATED BALANCE SHEETS                                        March 31        December 31
(Thousands)                                                          1999             1998
==============================================================================================
ASSETS
----------------------------------------------------------------------------------------------
Utility plant
Electric                                                          $1,548,020       $1,534,711
Gas                                                                  270,710          267,892
----------------------------------------------------------------------------------------------
Total                                                              1,818,730        1,802,603
Less - Accumulated depreciation and decommissioning                1,137,413        1,120,058
----------------------------------------------------------------------------------------------
Total                                                                681,317          682,545
Nuclear decommissioning trusts                                       175,480          171,442
Construction in progress                                              39,692           35,996
Nuclear fuel, less accumulated amortization                           17,108           18,641
----------------------------------------------------------------------------------------------
Net utility plant                                                    913,597          908,624
==============================================================================================

Current assets
Cash and equivalents                                                   5,392            1,882
Customer and other receivables, net of reserves                       68,169           63,193
Accrued utility revenues                                              28,506           30,877
Fossil fuel, at average cost                                          14,205           12,433
Gas in storage, at average cost                                        2,589           14,855
Materials and supplies, at average cost                               21,594           20,054
Prepayments and other                                                 15,586           19,491
----------------------------------------------------------------------------------------------
Total current assets                                                 156,041          162,785
==============================================================================================

Regulatory assets                                                     66,998           68,335
Net nonutility plant                                                   1,437            2,888
Pension assets                                                        61,561           60,018
Investments and other assets                                          62,975           64,932
==============================================================================================
Total                                                             $1,262,609       $1,267,582
==============================================================================================


CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                               $  477,435       $  481,708
Preferred stock with no mandatory redemption                          51,200           51,200
Long-term debt to parent                                              13,993           14,061
Long-term debt                                                       290,136          289,972
----------------------------------------------------------------------------------------------
Total capitalization                                                 832,764          836,941
==============================================================================================

Current liabilities
Note payable                                                          10,000           10,000
Commercial paper                                                      14,000           25,000
Accounts payable                                                      48,969           60,680
Accrued interest and taxes                                            12,867            2,590
Other                                                                 21,146            6,564
----------------------------------------------------------------------------------------------
Total current liabilities                                            106,982          104,834
==============================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                    118,249          118,476
Accumulated deferred investment tax credits                           24,757           24,772
Regulatory liabilities                                                43,385           43,591
Environmental remediation liabilities                                 38,836           39,028
Other long-term liabilities                                           97,636           99,940
----------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                     322,863          325,807
==============================================================================================
Total                                                             $1,262,609       $1,267,582
==============================================================================================

The accompanying notes are an integral part of these statements.

                                 WISCONSIN PUBLIC SERVICE CORPORATION


===================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                              March 31         December 31
(Thousands, except share amounts)                                        1999              1998
===================================================================================================

Common stock equity
Common stock                                                           $ 95,588           $ 95,588
Premium on capital stock                                                107,842            107,842
Retained earnings                                                       280,603            284,726
ESOP loan guarantees                                                     (6,598)            (6,448)
---------------------------------------------------------------------------------------------------
Total common stock equity                                               477,435            481,708
===================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                       13,200             13,200
         5.04%              30,000                                        3,000              3,000
         5.08%              50,000                                        5,000              5,000
         6.76%             150,000                                       15,000             15,000
         6.88%             150,000                                       15,000             15,000
---------------------------------------------------------------------------------------------------
Total preferred stock                                                    51,200             51,200
===================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                         5,780              5,808
        7.35%                2016                                         8,213              8,253
---------------------------------------------------------------------------------------------------
Total long-term debt to parent                                           13,993             14,061
===================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        7.30%                2002                                        50,000             50,000
        6.80%                2003                                        50,000             50,000
        6-1/8%               2005                                         9,075              9,075
        6.90%                2013                                        22,000             22,000
        8.80%                2021                                        53,100             53,100
        7-1/8%               2023                                        50,000             50,000
        6.08%                2028                                        50,000             50,000
---------------------------------------------------------------------------------------------------
Total                                                                   284,175            284,175
Unamortized discount and premium on bonds, net                             (802)              (817)
---------------------------------------------------------------------------------------------------
Total first mortgage bonds                                              283,373            283,358
---------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                      6,598              6,448
Other long-term debt                                                        165                166
---------------------------------------------------------------------------------------------------
Total long-term debt                                                    290,136            289,972
===================================================================================================
Total capitalization                                                   $832,764           $836,941
===================================================================================================

The accompanying notes are an integral part of these statements.

                            WISCONSIN PUBLIC SERVICE CORPORATION


=======================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                              Three Months Ended
(Thousands)                                                             March 31
                                                                   1999          1998
=======================================================================================

Cash flows from operating activities
Net income                                                     $  24,155      $ 18,669

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                  17,977        19,642
Amortization of nuclear fuel and other                             3,558         4,366
Deferred income taxes                                               (803)       (1,365)
Investment tax credit restored                                       (15)         (435)
Allowance for equity funds used during construction                 (196)          (29)
Pension income                                                    (1,542)       (2,334)
Postretirement funding                                             1,117         1,019
Other, net                                                         1,016         4,044

Changes in
Customer and other receivables                                    (4,976)       (2,846)
Accrued utility revenues                                           2,371         2,821
Fossil fuel inventory                                             (1,772)       (2,345)
Gas in storage                                                    12,266        13,384
Accounts payable                                                 (11,711)       (4,876)
Miscellaneous current and accrued liabilities                     12,133         7,127
Accrued taxes                                                     11,754           369
---------------------------------------------------------------------------------------
Net cash from operating activities                                65,332        57,211
=======================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures      (19,899)      (10,155)
Decommissioning funding                                           (2,273)       (4,126)
Purchase of other property and equipment                             (54)            -
Other                                                               (318)          312
---------------------------------------------------------------------------------------
Net cash used for investing activities                           (22,544)      (13,969)
=======================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper                       104,000        47,000
Redemptions of commercial paper                                 (115,000)      (62,500)
Dividend to parent                                               (15,000)            -
Preferred stock dividends                                           (778)         (778)
Common stock dividends                                           (12,500)      (11,590)
---------------------------------------------------------------------------------------
Net cash used for financing activities                           (39,278)      (27,868)
=======================================================================================
Net decrease in cash and equivalents                               3,510        15,374
Cash and equivalents at beginning of period                        1,882         3,921
=======================================================================================
Cash and equivalents at end of period                          $   5,392      $ 19,295
=======================================================================================

Cash paid during period for
Interest, less amount capitalized                              $   7,093      $  8,439
Income taxes                                                       2,262         9,991
=======================================================================================

The accompanying notes are an integral part of these statements.

                           WISCONSIN PUBLIC SERVICE CORPORATION


========================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                       Three Months Ended
(Thousands)                                                             March 31
                                                                   1999          1998
========================================================================================

Balance at beginning of period                                   $284,726      $297,489
Add Net income                                                     24,155        18,669
----------------------------------------------------------------------------------------
                                                                  308,881       316,158
----------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                            778           778
Dividends declared on common stock                                 12,500        11,590
Dividend to parent                                                 15,000             -
----------------------------------------------------------------------------------------
                                                                   28,278        12,368
----------------------------------------------------------------------------------------

Balance at end of period                                         $280,603      $303,790
========================================================================================

The accompanying notes are an integral part of these statements.

                WPS RESOURCES CORPORATION AND SUBSIDIARIES
                   WISCONSIN PUBLIC SERVICE CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS
                               March 31, 1999


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

The first quarter 1998 WPSR financial statements have been restated to give effect to the September 1998 merger between WPSR and Upper Peninsula Energy Corporation which has been accounted for as a pooling of interests.

Because of the seasonal nature of WPSC's and Upper Peninsula Power Company's ("UPPCO") operations, interim results are not necessarily indicative of annual results.

NOTE 2.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
______________________________________________________

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. This statement is effective for fiscal periods beginning after June 15, 1999. WPSR will be adopting the requirements of this statement on January 1, 2000, and has not yet determined its impact on WPSR's financial statements. However, the requirements of this statement could increase volatility in earnings and other comprehensive income.

NOTE 3.  INTERNALLY-DEVELOPED SOFTWARE
______________________________________

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of certain costs related to software developed or obtained for internal use. The statement is effective for periods beginning after December 15, 1998. WPSR adopted the requirements of this statement on January 1, 1999, with no material impact to its financial statements.

NOTE 4.  COSTS OF START-UP ACTIVITIES
_____________________________________

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. WPSR adopted the requirements of this statement on January 1, 1999, with no material impact to its financial statements.

NOTE 5.  SEGMENTS OF BUSINESS
_____________________________

Effective December 31, 1998, WPSR adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." WPSR's reportable segments are managed separately due to their different operating and regulatory environments. WPSR's principal business segments are the regulated electric utility operations of WPSC and UPPCO and the regulated gas utility operations of WPSC. The other reportable business segment, WPS Energy Services, Inc. ("ESI"), participates in nonregulated energy marketing operations. Reconciling eliminations represent intercompany transactions.

The table below presents summary information pertaining to WPSR's operations segmented by lines of business.

                                                      Nonutility and
                        Regulated Utilities       Nonregulated Operations
Segments of Business    -------------------       -----------------------   Reconciling         WPSR
(Thousands)             Electric       Gas        ESI       PDI and Other   Eliminations    Consolidated
--------------------    --------       ---        ---       -------------   ------------    ------------
1999 First Quarter
------------------
Operating revenues      $144,140    $68,299    $115,422       $ 5,204         $(3,231)        $329,834
Net income (loss)         15,362      9,345        (834)       (1,121)              -           22,752


1998 First Quarter
------------------
Operating revenues       128,404     65,484      98,522           872          (2,056)         291,226
Net income (loss)         12,499      6,571      (1,515)          397               -           17,952

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPSR is a holding company. Approximately 85% of WPSR's assets at March 31, 1999, and approximately 59% of its revenues for the first three months of 1999 were derived from WPSC, an electric and gas utility. Substantially all of WPSR's net income for the first three months of 1999 was derived from WPSC and UPPCO, an electric utility. WPSR's wholly-owned subsidiaries include two regulated utilities, WPSC and UPPCO, and two primary nonregulated subsidiaries, ESI, and WPS Power Development, Inc. ("PDI").

            FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

WPS RESOURCES CORPORATION OVERVIEW

WPSR consolidated operating revenues were $329.8 million in the first quarter of 1999 compared with $291.2 million in the first quarter of 1998, an increase of 13.3%. Net income was $22.8 million in the first quarter of 1999 and $18.0 million in the first quarter of 1998, an increase of 26.7%. Basic and diluted earnings per share were $0.86 in the first quarter of 1999 compared with $0.68 in the first quarter of 1998, an increase of 26.5%. The primary reason for the increase in earnings, as explained below, were increases in the electric and gas utility margins. Partially offsetting these factors were increases in other operating expenses and in maintenance expense.

OVERVIEW OF UTILITY OPERATIONS (WPSC AND UPPCO)

Revenues at WPSC were $195.8 million in the first quarter of 1999 compared with $178.3 million in the first quarter of 1998, an increase of 9.8%. Earnings were $23.4 million in the first quarter of 1999 and $17.9 million in the first quarter of 1998, an increase of 30.7%. The primary reasons for the increase in earnings at WPSC were increased electric and gas utility margins largely as a result of the implementation of a January 15, 1999, Public Service Commission of Wisconsin ("PSCW") rate order which authorized a 6.3% increase in Wisconsin retail electric rates and a 5.1% increase in Wisconsin retail gas rates. Partially offsetting these factors were increases in other operating expenses and in maintenance expense.

Revenues at UPPCO were $16.6 million in the first quarter of 1999 compared with $15.6 million in the first quarter of 1998, an increase of 6.4%.
Earnings were $1.3 million in the first quarter of 1999 compared with $1.2 million in the first quarter of 1998, an increase of 8.3%. The primary reasons for the increase in earnings at UPPCO were an increase in the electric margin and lower interest expense.

ELECTRIC UTILITY OPERATIONS (WPSC AND UPPCO)

WPSR consolidated electric utility margins increased $8.8 million, or 9.8%, primarily due to WPSC's implementation of a January 15, 1999, PSCW rate order which authorized a 6.3% increase in Wisconsin retail electric rates.

                                              First Quarter
WPSR Consolidated                      ------------------------
Electric Margins (Thousands)              1999           1998
----------------------------              ----           ----

Revenues                                $142,393       $127,223
Fuel and purchased power                  44,405         37,995
                                         -------        -------

Margin                                  $ 97,988       $ 89,228
                                         =======        =======

Sales in kilowatt-hours (Thousands)    3,144,714      2,946,366


WPSR consolidated electric utility revenues increased $15.2 million, or 11.9%, largely due to the electric rate increase at WPSC. Also contributing to higher electric revenues was a 7.2% increase in overall kilowatt-hour sales at WPSC and a 6.9% increase in kilowatt-hour sales at UPPCO. These sales were largely the result of weather that was 8.7% colder in the first quarter of 1999 than in the first quarter of 1998.

WPSR consolidated electric production fuel expense increased $0.9 million, or 3.5%, primarily as a result of increased generation requirements at WPSC's combustion turbine and nuclear generating plants in the first quarter of 1999. Partially offsetting this factor was a decrease in production at WPSC's fossil fuel generating plants as a result of scheduled maintenance activities.

WPSR consolidated purchased power expense increased $5.5 million, or 44.7%, primarily due to additional purchase requirements and higher cost of purchases at both WPSC and UPPCO in the first quarter of 1999. Purchase requirements at WPSC in the first quarter of 1999 were higher due to lack of production at WPSC's fossil fuel generating plants which were off-line for scheduled maintenance activities.

The PSCW allows WPSC to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. WPSC is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at March 31, 1999 are within this 2.0% window.

GAS UTILITY OPERATIONS (WPSC)

WPSR consolidated gas margin increased $5.5 million in the first quarter of 1999, or 24.7%, primarily due to the implementation of the PSCW rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                              First Quarter
WPSR Consolidated                        ----------------------
Gas Margins (Thousands)                    1999           1998
-----------------------                    ----           ----

Revenues                                 $68,299        $65,484
Purchase costs                            40,284         43,010
                                          ------         ------

Margin                                   $28,015        $22,474
                                          ======         ======

Volume in therms (Thousands)             250,885        223,804

WPSR consolidated gas operating revenues increased $2.8 million, or 4.3%. This increase was due to the implementation of new Wisconsin retail gas rates and a 12.1% increase in overall therm sales as a result of colder weather in the first quarter of 1999. Although weather was 8.4% warmer than normal in the first quarter of 1999, it was 8.7% colder than in the first quarter of 1998.

WPSR consolidated gas purchase costs decreased $2.7 million, or 6.3%. This decrease was due to lower gas prices in the first quarter of 1999 which more than offset increased purchases due to additional customer demand. Under current regulatory practice, the PSCW and the Michigan Public Service Commission allow WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME (WPSC AND UPPCO)

Other operating expenses at WPSC increased $3.5 million, or 10.9%, primarily due to higher customer service expense of $0.8 million, higher administrative salary expense of $0.8 million, higher miscellaneous distribution expense of $0.8 million, and higher pension costs of $0.6 million in the first quarter of 1999.

Maintenance expense at WPSC increased $4.1 million, or 41.5%, primarily due to additional costs of $3.5 million for scheduled maintenance activities at the fossil generating plants.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations primarily consist of the gas and electric sales at ESI, an energy marketing subsidiary. Nonregulated operations also include those of WPSR as a holding company (primarily investments, borrowings, and certain unallocated corporate costs) and those of PDI which develops electric generation projects, invests in generating projects, and provides services to the electric power generation industry.

Nonregulated operations experienced a loss of $1.9 million in the first quarter of 1999 compared with a loss of $1.1 million in the first quarter of 1998. Although margins on nonregulated energy sales continue to grow, losses are being experienced primarily due to expenses associated with the expansion of customer base. In addition, nonregulated earnings decreased in the first quarter of 1999 compared with the first quarter of 1998 due to a one-time dividend of $2.0 million received by WPSR from a venture capital investment in the first quarter of 1998.

OVERVIEW OF WPS ENERGY SERVICES, INC.

Revenues at ESI were $115.4 million in the first quarter of 1999 compared with $98.5 million in the first quarter of 1998, an increase of 17.2%. ESI experienced a loss of $0.8 million in the first quarter of 1999 compared with a loss of $1.5 million in the first quarter of 1998. The primary reasons for the decrease in losses at ESI were lower electric and gas trading losses primarily due to decreased trading activities in 1999 and an increase in the gas margin due to additional sales and improved gas procurement.

NONREGULATED MARGINS (ESI)

Gas margins at ESI were $1.7 million in the first quarter of 1999 compared with $1.2 million in the first quarter of 1998, an increase of 41.7%.
Electric margins at ESI remained fairly stable. Gas revenues at ESI were $114.5 million in the first quarter of 1999 compared with $93.9 million in the first quarter of 1998, an increase of $20.6 million, or 21.9%. This increase was the result of customer growth and increased wholesale activity. Electric revenues at ESI were $0.8 million in the first quarter of 1999 and $4.4 million in 1998, a decrease of $3.6 million, or 81.8%. This decrease was the result of ESI's decreased activity in the electric markets.

ESI's cost of sales were $113.5 million in the first quarter of 1999 and $97.1 million in the first quarter of 1998, an increase of $16.4 million or 16.9%. This increase was primarily due to increased gas purchases of $20.1 million as a result of increased sales and customer growth.

OTHER NONREGULATED EXPENSES/INCOME (ESI)

Other operating expenses at ESI increased $0.8 million, or 39.9%, due to costs of $0.5 million associated with entering into gas pilot programs and increased benefit and payroll expenses of $0.3 million. ESI experienced gas trading losses of $0.2 million in the first quarter of 1999 and $1.1 million in the first quarter of 1998 due to decreased trading activities.

PRICE RISK MANAGEMENT ACTIVITIES (ESI)

WPSR has minimal price risk management activities at its utility operations, and much of that price risk exposure is recoverable through customer rates; however, ESI actively engages in price risk management activities.

ESI utilizes derivative financial and commodity instruments ("derivatives"), including futures and forward contracts, to reduce market risk associated with fluctuations in the price of natural gas and electricity sold under firm commitments with certain of its customers. ESI also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts, to manage risk associated with a portion of its anticipated supply requirements. In addition, ESI utilizes derivatives, within specified guidelines, for trading purposes. The notional amount of derivatives outstanding at March 31, 1999, decreased from December 31, 1998, primarily due to the end of the 1999 winter season. This amounted to a decrease of approximately 52.0% for hedging activities and 84.0% for trading activities. As ESI enters into supply commitments for the 1999-2000 winter season, it expects that the notional amount of derivatives outstanding will increase.

OTHER NONREGULATED OPERATIONS

Losses at PDI were $0.8 million in the first quarter of 1999 compared with $0.6 million in the first quarter of 1998. The increase in losses at PDI was primarily due to additional costs incurred in the first quarter of 1999 for the operation of new projects. Other operating expenses at PDI increased
$1.2 million due to the higher project expenses. Operational problems related to the bonding process at ECO Coal Pelletization #12, LLC have been resolved with additional sales expected in the second quarter of 1999.

The first quarter of 1998 included a one-time dividend of $2.0 million received by WPSR from a venture capital investment. This dividend represented a four cents per share increase to 1998 first quarter earnings.

                         FINANCIAL CONDITION - WPSR

INVESTMENTS AND FINANCING

A special common stock dividend of $15.0 million was paid by WPSC to WPSR in February 1999. The special dividend allowed WPSC's average equity capitalization ratio for ratemaking to remain at approximately 54%, the level approved by the PSCW.

Internally generated funds exceeded WPSR's cash requirements in the first quarter of 1999 resulting in a $36.0 million reduction in short-term borrowings. WPSR's pretax interest coverage was 3.35 times for the 12 months ended March 31, 1999. See the table below for WPSR's credit ratings.

Credit Ratings                         Standard & Poor's     Moody's
--------------                         -----------------     -------

Wisconsin Public Service Corporation
  Bonds                                      AA+               Aa2
  Preferred stock                            AA                aa3
  Commercial paper                           A1+               P1
WPS Resources Corporation
  Trust preferred securities                 A+                a1
  Commercial paper                           A1+               P1
WPS Resources Capital Corporation
  Unsecured debt*                            AA                A1

     * No securities currently outstanding.

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

WPSC makes large investments in capital assets. Construction expenditures for WPSC are expected to be approximately $376.0 million in the aggregate for the 1999 through 2001 period. This includes expenditures for the replacement of the Kewaunee Nuclear Power Plant steam generators and construction of a proposed transmission line between Wausau, Wisconsin and Duluth, Minnesota.

In addition, other capital requirements for WPSC for the three-year period will include the Kewaunee Nuclear Power Plant decommissioning trust fund contributions of $16.8 million.

WPSC's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, will be accounted for as a capital lease. The De Pere Energy Center lease will be capitalized at approximately
$78.0 million at the in-service date, expected to be June 1999. While not a capital expenditure, this will affect the capital structure.

UPPCO will incur construction expenditures of about $23.0 million in the aggregate for the period 1999 through 2001, primarily for electric distribution improvements.

Investment expenditures for nonregulated projects are uncertain since there are few firm commitments at this time. Approximately $38.0 million will be incurred in 1999 to purchase generating units located in the State of Maine and the Canadian Province of New Brunswick. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing and/or through a new subsidiary, WPS Resources Capital Corporation, which was formed in January 1999 to obtain funding for those projects.

REGULATORY

WPSC received a rate order in the Wisconsin jurisdiction on January 15, 1999. The impact is a $26.9 million increase in electric revenues and a $10.3 million increase in gas revenues on an annual basis. The new rates will be effective for 1999 and 2000. The PSCW authorized a 12.1% return on WPSC equity for 1999 and 2000. This PSCW rate order will be reopened in the fall of 1999 to consider issues related to the Kewaunee Nuclear Power Plant, the recovery of deferred expenses related to the repowering of Pulliam Unit 3, and the fuel forecast for 2000.

KEWAUNEE NUCLEAR POWER PLANT STEAM GENERATOR REPLACEMENT STATUS

Replacement of the two steam generators at the Kewaunee Nuclear Power Plant is now scheduled for the fall of 2001. This reflects a delay of approximately
18 months. The previous schedule called for replacement in the spring of 2000. The delay is attributable to the inability of the manufacturer to meet the spring 2000 delivery schedule. Delays in meeting the delivery schedule did not allow for steam generator replacement to occur prior to the start of the hot summer weather in 2000. Therefore, the decision was made to store the steam generators after they are received and wait until the next scheduled refueling outage in the fall of 2001. It is anticipated that the delay will not adversely impact the reliability of Kewaunee in the interim. Plans to shutdown the plant for a spring of 2000 refueling remain unchanged.

Kewaunee is operated by WPSC and is jointly owned by WPSC, Alliant Energy, and Madison Gas and Electric Company. WPSC's agreement to buy Madison Gas and Electric's 17.8% share of the plant at the time of steam generator replacement remains unchanged.

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

A Year 2000 project plan which includes awareness, inventory and assessment, remediation, testing, and implementation has been developed. The formal awareness phase of the Year 2000 project which includes understanding and communication of the issue to employees, customers, suppliers, and other affected parties has been completed. The Year 2000 issue has been communicated to WPSR employees and customers via several media. All WPSR business unit leaders have been made aware of the Year 2000 project plan and their roles in implementing the plan. Communication and response to Year 2000 inquiries continue.

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

In addition, all other systems including non-information technology systems have been identified and ranked as to the risk posed by non-compliance. Non-information technology systems include computer and embedded systems related to WPSR's power plant, system operating, hydroelectric, transmission, and other operating functions. All systems ranked as "critical," "severe," or "high" are scheduled to be Year 2000 compliant by early May 1999.

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

Due to fewer expenditures for hardware and software than originally anticipated, the estimate of total Year 2000 project costs has been reduced to $9.0 million. This estimate is considered reasonable and the Wisconsin retail portion of this cost has been approved for rate recovery by the PSCW. This estimate includes internal labor costs of $4.5 million, software replacement costs for non-compliant products of $2.0 million, and contract labor costs of $2.5 million. Expenditures for the Year 2000 project incurred through March 31, 1999, were $2.4 million. Major expenditures for hardware, software, and other equipment were made in the fourth quarter of 1998 and additional expenditures will be made in the first half of 1999.

The failure to correct a material Year 2000 problem could result in an interruption in, or the failure of, certain normal business activities or operations which could materially affect WPSR's results of operations. However, due to the general uncertainty inherent in the Year 2000 issue, WPSR is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on operations. A preliminary identification of potential risks related to the failure to be in compliance by the Year 2000 has been made. The most reasonably likely worst case
Year 2000 scenario includes loss or unavailability of some generation, partial loss of system monitoring and control functions, partial loss of voice communications, loss of transmission facilities and loss of load or uncharacteristic loads. Management believes that the probable extent of any of these events is not significantly in excess of similar events caused by normal risks and the handling of such events is within the capabilities of the systems.

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

Contingency plans for dealing with Year 2000 issues have been developed for each application that has been identified as "critical" or "severe." In addition, a proposal for a "quick response team" concept has been drafted, and a process for handling unexpected Year 2000 problems has been formalized. Plans to conduct a crisis management training session utilizing a Year 2000 case study will be completed during the second quarter of 1999.

GENERATION ASSET ACQUISITION

PDI has received approval from the Maine Public Service Commission to purchase generation assets from Maine Public Service Company for approximately
$38.0 million. The closing of the agreement to purchase hydroelectric, steam, and diesel units in the State of Maine and in the Canadian Province of New Brunswick is scheduled for June 1999.

ENVIRONMENTAL

In September 1998, the Environmental Protection Agency required certain states, including Wisconsin, to develop plans to reduce the emission of nitrogen oxides from sources within the state by May of 2003. WPSC requested and was granted authority from the PSCW to proceed immediately with a plan to make necessary modifications to comply with the new nitrogen oxide emission requirements. WPSC was also granted approval to defer the costs associated with the modifications until such time as the deferred costs can be considered for rate recovery. Capital expenditures to comply with the new requirements in current year dollars are projected to be between $62.4 million and $112.3 million and operating and maintenance expenditures are projected to be between $2.0 million and $6.0 million annually.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

WPSC is a regulated electric and gas utility. Electric operations accounted for 65% of first quarter 1999 revenues, while gas operations contributed 35% to first quarter 1999 revenues.

            FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

Revenues at WPSC were $195.8 million in the first quarter of 1999 compared with $178.3 million in the first quarter of 1998, an increase of 9.8%. Earnings were $23.4 million in the first quarter of 1999 and $17.9 million in the first quarter of 1998, an increase of 30.7%. The primary reasons for the increase in earnings at WPSC were increased electric and gas utility margins largely as a result of the implementation of a January 15, 1999, PSCW rate order. Partially offsetting these factors were increases in other operating expenses and in maintenance expense.

ELECTRIC UTILITY OPERATIONS

WPSC's electric utility margin increased $8.8 million, or 9.8%, primarily due to the implementation of a January 15, 1999, PSCW rate order which authorized a 6.3% increase in Wisconsin retail electric rates.


                                              First Quarter
WPSC                                   ------------------------
Electric Margins (Thousands)              1999           1998
----------------------------              ----           ----

Revenues                                $127,537       $112,806
Fuel and purchased power                  39,774         33,783
                                         -------        -------

Margin                                  $ 87,763       $ 79,023
                                         =======        =======

Sales in kilowatt-hours (Thousands)    2,974,684      2,773,751


WPSC's electric utility revenues increased $14.7 million, or 13.1%, largely due to the electric rate increase at WPSC. Also contributing to higher electric revenues was a 7.2% increase in overall kilowatt-hour sales. These sales were largely the result of weather that was 8.7% colder in the first quarter of 1999 than in the first quarter of 1998.

WPSC's electric production fuel expense increased $0.9 million, or 3.4%, primarily as a result of increased generation requirements at WPSC's combustion turbine and nuclear plants in the first quarter of 1999. Partially offsetting this factor was a decrease in production at WPSC's fossil fuel plants as a result of scheduled maintenance activities.

WPSC's purchased power expense increased $5.1 million, or 62.7%, primarily due to additional purchase requirements and higher cost of purchases in the first quarter of 1999. Purchase requirements were higher due to lack of production at WPSC's fossil fuel plants which were off-line for scheduled maintenance activities.

The PSCW allows WPSC to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. WPSC is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at March 31, 1999 are within this 2.0% window.

GAS UTILITY OPERATIONS

WPSC's gas margin increased $5.3 million in the first quarter of 1999, or 23.1%, primarily due to the implementation of the PSCW rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                              First Quarter
WPSC                                     ----------------------
Gas Margins (Thousands)                    1999           1998
-----------------------                    ----           ----

Revenues                                 $68,299        $65,484
Purchase costs                            39,871         42,394
                                          ------         ------

Margin                                   $28,428        $23,090
                                          ======         ======

Volume in therms (Thousands)             250,885        223,804

WPSC's gas operating revenues increased $2.8 million, or 4.3%. This increase was due to the implementation of new Wisconsin retail gas rates and a 12.1% increase in overall therm sales as a result of colder weather.

WPSC's gas purchase costs decreased $2.5 million, or 6.0%. This decrease was due to lower gas prices in the first quarter of 1999 which more than offset increased purchases due to additional customer demand. Under current regulatory practice, the PSCW and the Michigan Public Service Commission allow WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at WPSC increased $3.5 million, or 10.9%, primarily due to higher customer service expense of $0.8 million, higher administrative salary expense of $0.8 million, higher miscellaneous distribution expense of $0.8 million, and higher pension costs of $0.6 million in the first quarter of 1999.

Maintenance expense at WPSC increased $4.1 million, or 41.5%, primarily due to additional costs of $3.5 million for scheduled maintenance activities at the fossil plants.

                         FINANCIAL CONDITION - WPSC

INVESTMENTS AND FINANCING

A special common stock dividend of $15.0 million was paid by WPSC to WPSR in February 1999. The special dividend allowed WPSC's average equity capitalization ratio for ratemaking to remain at approximately 54%, the level approved by the PSCW.

Internally generated funds exceeded WPSC's cash requirements in the first quarter of 1999 resulting in an $11.0 million reduction in short-term borrowings. WPSC's pretax interest coverage was 4.80 times for the 12 months ended March 31, 1999. See the table below for WPSC's credit ratings.

Credit Ratings                        Standard & Poor's     Moody's
--------------                        -----------------     -------

Wisconsin Public Service Corporation
  Bonds                                      AA+              Aa2
  Preferred stock                            AA               aa3
  Commercial paper                           A1+              P1

See WPSR's management discussion at page 19 for additional information regarding WPSC's financial condition.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under "Price Risk Management Activities (ESI)" as part of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 19 and 20.

                        PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

RELIABILITY

On April 15, 1999, WPSC and Minnesota Power Company announced a joint proposal to construct a 345,000 volt transmission line between WPSC's Weston Substation near Wausau, Wisconsin and Minnesota Power's Arrowhead Substation near Duluth, Minnesota, a distance of about 250 miles. WPSC is also proposing to construct a new substation and a 115,000 volt transmission line that would connect the existing Rhinelander area transmission system to the new 345,000 volt transmission line. If approved by the PSCW and the Minnesota Environmental Quality Board, the proposed 345,000 volt transmission line would substantially enhance the reliability of the electric system in northern and eastern Wisconsin. It also would provide an additional path for power to be imported into Wisconsin from the north and west and enhance the reliability of the existing Wisconsin-Minnesota transmission system interface. Depending on siting and regulatory review and approval, it is estimated that the new line could be in service by the end of 2002. The cost of WPSC's portion of this project could range from $75 million to $120 million, depending on the final determination of the portion to be owned by WPSC in Wisconsin.

KEWAUNEE NUCLEAR POWER PLANT STEAM GENERATOR REPLACEMENT STATUS

Replacement of the two steam generators at the Kewaunee Nuclear Power Plant is now scheduled for the fall of 2001. This reflects a delay of approximately
18 months. The previous schedule called for replacement in the spring of 2000. The delay is attributable to the inability of the manufacturer to meet the spring 2000 delivery schedule. Delays in meeting the delivery schedule did not allow for steam generator replacement to occur prior to the start of the hot summer weather in 2000. Therefore, the decision was made to store the steam generators after they are received and wait until the next scheduled refueling outage in the fall of 2001. It is anticipated that the delay will not adversely impact the reliability of Kewaunee in the interim. Plans to shutdown the plant for a spring of 2000 refueling remain unchanged.

Kewaunee is operated by WPSC and is jointly owned by WPSC, Alliant Energy, and Madison Gas and Electric Company. WPSC's agreement to buy Madison Gas and Electric's 17.8% share of the plant at the time of steam generator replacement remains unchanged.

KEWAUNEE NUCLEAR POWER PLANT PERFORMANCE REVIEW

The Nuclear Regulatory Commission completed a Plant Performance Review of the Kewaunee plant on February 4, 1999. This process replaced the previous Systematic Assessment of Licensee Performance which provided numerical rankings of various plant performance characteristics. The Plant Performance Review process does not provide numerical rankings but is designed to concentrate on identifying areas for improvement. The Nuclear Regulatory Commission indicated that overall performance has been acceptable during the assessment period. The report identified some aspects of operations and timeliness in closing out corrective actions as areas that warranted improvement. The report also noted strengths related to plant material condition, teamwork, and the fact that the plant had few operational events.

UPPER PENINSULA POWER COMPANY

On April 27, 1999, UPPCO, a utility subsidiary of WPSR, reached final agreement on a new three-year collective bargaining agreement with Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO. The existing collective bargaining agreement expired on April 30, 1999. Approximately 131 of the 195 employees of UPPCO are covered by this collective bargaining agreement.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               The following documents are filed herewith:

               Exhibit 11     Statement Regarding Computation of Per
                              Share Earnings
                                 WPS Resources Corporation

               Exhibit 27     Financial Data Schedule
                                 WPS Resources Corporation
                                 Wisconsin Public Service Corporation

          (b)  REPORT ON FORM 8-K

               An amendment on Form 8-K/A filed March 1, 1999 amending the Current Report on Form 8-K dated December 10, 1999 to indicate that portions of Exhibit 99-2, the settlement and ownership transfer agreement between Wisconsin Public Service Corporation and Madison Gas and Electric Company, had been omitted based upon a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WPS Resources Corporation



Date:  April 30, 1999                              /s/ Diane L. Ford
                                            _________________________________
                                                       Diane L. Ford
                                                   Controller and Chief
                                                    Accounting Officer

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



                                          Wisconsin Public Service Corporation


Date:  April 30, 1999                             /s/ Diane L. Ford
                                          ____________________________________
                                                      Diane L. Ford
                                                      Controller

                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)

                      WPS RESOURCES CORPORATION AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1999



Exhibit No.                     Description
___________                     ___________

    11       Statement Regarding Computation of Per Share Earnings
                  WPS Resources Corporation

    27       Financial Data Schedule
                  WPS Resources Corporation
                  Wisconsin Public Service Corporation