Form 10-K/A
period 1998-12-31
WPS RESOURCES CORP
filed 1999-06-08
CIK 916863

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                FORM 10-K/A
                                AMENDMENT 1



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


Number of shares outstanding of each class of common stock, as of December 31,
------------------------------------------------------------------------------
1998
----

WPS RESOURCES CORPORATION     Common Stock, $1 par value,
                              26,551,405 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 6, 1999 is incorporated into Parts I and III.

This Amendment 1 to the Form 10-K for WPS Resources Corporation for the fiscal year ended December 31, 1998 includes revised Financial Data Schedules (Exhibits 27.1 through 27.7) which have been adjusted as part of a restatement to reflect a pooling of interest transaction.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WPS RESOURCES CORPORATION
                                  (Registrant)


                           By /s/ L. L. Weyers
                              --------------------------
                              L. L. Weyers
                              Chairman, President, and
                              Chief Executive Officer
                              WPS Resources Corporation



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                           Date
------------------------------------------------------------------------------

A. Dean Arganbright              Director                      June 8, 1999
Michael S. Ariens                Director
Richard A. Bemis                 Director
Daniel A. Bollom                 Director
Clarence R. Fisher               Director
Robert C. Gallagher              Director       By  /s/ L. L. Weyers
Kathryn M. Hasselblad-Pascale    Director           --------------------------
James L. Kemerling               Director               L. L. Weyers
                                                        Attorney-in-Fact*



/s/ L. L. Weyers                 Principal Executive           June 8, 1999
---------------------------------Officer and Director
    L. L. Weyers


/s/ D. P. Bittner                Principal Financial           June 8, 1999
---------------------------------Officer
    D. P. Bittner


/s/ D. L. Ford                   Principal Accounting          June 8, 1999
---------------------------------Officer
    D. L. Ford

* The required Powers of Attorney were filed with the original Form 10-K as
  Exhibit 24.

                                 EXHIBITS

27.1 Financial Data Schedule for WPS Resources Corporation at and for the period ended December 31, 1996

27.2 Financial Data Schedule for WPS Resources Corporation at and for the period ended March 31, 1997

27.3 Financial Data Schedule for WPS Resources Corporation at and for the period ended June 30, 1997

27.4 Financial Data Schedule for WPS Resources Corporation at and for the period ended September 30, 1997

27.5 Financial Data Schedule for WPS Resources Corporation at and for the period ended December 31, 1997

27.6 Financial Data Schedule for WPS Resources Corporation at and for the period ended March 31, 1998

27.7 Financial Data Schedule for WPS Resources Corporation at and for the period ended June 30, 1998