Form 10-Q
period 1999-06-30
WPS RESOURCES CORP
filed 1999-08-11
CIK 916863

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

               For the quarterly period ended June 30, 1999

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         26,731,683 shares outstanding at
                                         July 31, 1999

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         July 31, 1999
______________________________________________________________________________
______________________________________________________________________________

                        WPS RESOURCES CORPORATION
                                   AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


                                 CONTENTS
                                                                      Page

          FORWARD-LOOKING STATEMENTS                                   4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income, Comprehensive
                    Income, and Retained Earnings                      5
               Consolidated Balance Sheets                             6
               Consolidated Statements of Capitalization               7
               Consolidated Statements of Cash Flows                   8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income and
                    Comprehensive Income                               9
               Consolidated Balance Sheets                            10
               Consolidated Statements of Capitalization              11
               Consolidated Statements of Cash Flows                  12
               Consolidated Statements of Retained Earnings           13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation                   14 - 16

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation                              17 - 29
               Wisconsin Public Service Corporation                   30 - 34

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                 34

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders         35

Item 5.   Other Information                                           36 - 37

Item 6.   Exhibits and Reports on Form 8-K                            37

Signatures                                                            38 - 39

EXHIBIT INDEX                                                         40

Exhibit 3B-1   By-laws of WPS Resources Corporation as Amended May 6, 1999

Exhibit 3B-2 By-laws of Wisconsin Public Service Corporation as Amended May 6, 1999

Exhibit 10-1 Asset Purchase Agreement by and among PP&L, Inc., Lady Jane Collieries, Inc. and Sunbury Holdings, LLC Dated as of May 1, 1999

Exhibit 10-2   WPS Resources Corporation 1999 Stock Option Plan

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


                                        Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                            WPS RESOURCES CORPORATION

==========================================================================================================
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,         Three Months Ended     Six Months Ended
AND RETAINED EARNINGS (1)                                             June 30                June 30
(Thousands, except per share amounts)                             1999       1998       1999       1998
==========================================================================================================

Operating revenues
Electric utility                                                $136,925   $137,491   $279,318   $264,714
Gas utility                                                       34,556     24,388    102,855     89,872
Nonregulated energy and other                                     50,071     70,175    169,213    168,694
----------------------------------------------------------------------------------------------------------
Total operating revenues                                         221,552    232,054    551,386    523,280
==========================================================================================================

Operating expenses
Electric production fuels                                         26,582     26,905     53,115     52,553
Purchased power                                                   16,579     15,230     34,451     27,577
Gas purchased for resale                                          20,687     12,989     60,971     55,999
Nonregulated energy cost of sales                                 46,978     68,207    163,001    164,695
Other operating expenses                                          45,482     41,377     89,862     81,093
Maintenance                                                       16,229     16,348     30,845     26,946
Depreciation and decommissioning                                  20,536     21,256     40,755     42,915
Taxes other than income                                            8,400      8,112     16,861     16,369
----------------------------------------------------------------------------------------------------------
Total operating expenses                                         201,473    210,424    489,861    468,147
==========================================================================================================
Operating income                                                  20,079     21,630     61,525     55,133
----------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                  306         39        502         68
Other, net                                                         3,293      1,793      5,608      4,224
----------------------------------------------------------------------------------------------------------
Total other income                                                 3,599      1,832      6,110      4,292
==========================================================================================================
Income before interest expense                                    23,678     23,462     67,635     59,425
----------------------------------------------------------------------------------------------------------

Interest on long-term debt                                         6,339      6,341     12,741     12,722
Other interest                                                     1,062      1,002      1,981      1,953
Allowance for borrowed funds used during construction               (248)       (27)      (425)       (38)
----------------------------------------------------------------------------------------------------------
Total interest expense                                             7,153      7,316     14,297     14,637
==========================================================================================================

Distributions - preferred securities of subsidiary trust             875          -      1,750          -
==========================================================================================================

Income before income taxes                                        15,650     16,146     51,588     44,788
Income taxes                                                       4,879      4,900     17,502     15,019
Minority interest                                                    (48)        (3)      (263)      (215)
Preferred stock dividends of subsidiaries                            778        784      1,556      1,567
----------------------------------------------------------------------------------------------------------
Net income                                                        10,041     10,465     32,793     28,417
----------------------------------------------------------------------------------------------------------
Other comprehensive income                                             -          -          -          -
----------------------------------------------------------------------------------------------------------
Comprehensive income                                              10,041     10,465     32,793     28,417
==========================================================================================================

Retained earnings at beginning of period                         344,749    344,926    335,154    339,508
Cash dividends on common stock                                    13,143     12,534     26,300     25,068
----------------------------------------------------------------------------------------------------------
Retained earnings at end of period                              $341,647   $342,857   $341,647   $342,857
==========================================================================================================

Average shares of common stock                                    26,601     26,512     26,561     26,514
Basic and diluted earnings per average share of common stock       $0.38      $0.39      $1.23      $1.07
Dividend per share of common stock                                $0.495     $0.485     $0.990     $0.970
==========================================================================================================


(1) The 1998 statements give effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.



                                  WPS RESOURCES CORPORATION

=================================================================================================
CONSOLIDATED BALANCE SHEETS                                          June 30          December 31
(Thousands)                                                           1999               1998
=================================================================================================
ASSETS
-------------------------------------------------------------------------------------------------

Utility plant
Electric                                                           $1,756,722         $1,715,882
Gas                                                                   275,314            267,892
Property under capital lease                                           74,130                  -
-------------------------------------------------------------------------------------------------
Total                                                               2,106,166          1,983,774
Less - Accumulated depreciation and decommissioning                 1,248,161          1,206,123
-------------------------------------------------------------------------------------------------
Total                                                                 858,005            777,651
Nuclear decommissioning trusts                                        184,313            171,442
Construction in progress                                               57,536             42,424
Nuclear fuel, less accumulated amortization                            16,905             18,641
-------------------------------------------------------------------------------------------------
Net utility plant                                                   1,116,759          1,010,158
=================================================================================================

Current assets
Cash and equivalents                                                    9,493              7,134
Customer and other receivables, net of reserves                        88,333            117,206
Accrued utility revenues                                               23,628             34,175
Fossil fuel, at average cost                                           14,361             13,152
Gas in storage, at average cost                                        15,199             20,795
Materials and supplies, at average cost                                23,944             21,788
Prepayments and other                                                  30,282             26,462
-------------------------------------------------------------------------------------------------
Total current assets                                                  205,240            240,712
=================================================================================================

Regulatory assets                                                      64,052             70,041
Net nonutility and nonregulated plant                                  76,806             41,235
Pension assets                                                         63,102             60,018
Investments and other assets                                           76,574             88,223
=================================================================================================
Total                                                              $1,602,533         $1,510,387
=================================================================================================


CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                $  530,990         $  517,190
Preferred stock of subsidiary with no mandatory redemption             51,198             51,200
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely WPSR
  7.00% subordinated debentures                                        50,000             50,000
Capital lease obligation                                               73,823                  -
Long-term debt                                                        340,883            343,037
-------------------------------------------------------------------------------------------------
Total capitalization                                                1,046,894            961,427
=================================================================================================

Current liabilities
Current portion of long-term debt and capital lease obligation          1,069                884
Notes payable                                                          10,100             12,703
Commercial paper                                                       65,813             47,590
Accounts payable                                                       83,267            115,490
Accrued taxes                                                           8,685              2,838
Accrued interest                                                        7,588              7,594
Other                                                                  23,874              9,095
-------------------------------------------------------------------------------------------------
Total current liabilities                                             200,396            196,194
=================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                     122,032            122,642
Accumulated deferred investment tax credits                            26,642             27,150
Regulatory liabilities                                                 52,519             50,474
Environmental remediation liabilities                                  40,065             40,478
Other long-term liabilities                                           113,985            112,022
-------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                      355,243            352,766
=================================================================================================
Total                                                              $1,602,533         $1,510,387
=================================================================================================


The accompanying notes are an integral part of these statements.


                                   WPS RESOURCES CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                           June 30       December 31
(Thousands, except share amounts)                                    1999            1998
=============================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  26,659,174 and 26,551,405 shares outstanding
  at June 30, 1999 and December 31, 1998, respectively           $   26,659         $ 26,551
Premium on capital stock                                            168,465          163,438
Retained earnings                                                   341,647          335,154
Shares in deferred compensation trust, 58,300 and 49,477 shares at average cost of $30.62 and $30.42 per share at
  June 30, 1999 and December 31, 1998, respectively                  (1,785)          (1,505)
ESOP loan guarantees                                                 (3,996)          (6,448)
---------------------------------------------------------------------------------------------
Total common stock equity                                           530,990          517,190
=============================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             131,980                                   13,198           13,200
         5.04%              30,000                                    3,000            3,000
         5.08%              50,000                                    5,000            5,000
         6.76%             150,000                                   15,000           15,000
         6.88%             150,000                                   15,000           15,000
---------------------------------------------------------------------------------------------
Total preferred stock with no mandatory redemption                   51,198           51,200
=============================================================================================

Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust
  holding solely WPSR 7.00% subordinated debentures                  50,000           50,000
=============================================================================================

Capital lease obligation - Wisconsin Public Service Corporation      74,120                -
Less current portion                                                   (297)               -
---------------------------------------------------------------------------------------------
Net capital lease obligation                                         73,823                -
=============================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        7.30%                2002                                    50,000           50,000
        6.80%                2003                                    50,000           50,000
        6-1/8%               2005                                     9,075            9,075
        6.90%                2013                                    22,000           22,000
        8.80%                2021                                    53,100           53,100
        7-1/8%               2023                                    50,000           50,000
        6.08%                2028                                    50,000           50,000

First mortgage bonds - Upper Peninsula Power Company
        Series             Year Due
        ------             --------
         7.94%               2003                                    15,000           15,000
         10.0%               2008                                     6,000            6,000
         9.32%               2021                                    18,000           18,000

Installment sales contract for air pollution control
  equipment - Upper Peninsula Power Company
        Term Bonds         Year Due
        ----------         --------
           6.90%             1999                                         -              120
---------------------------------------------------------------------------------------------
Total                                                               323,175          323,295
Unamortized discount and premium on bonds, net                         (788)            (817)
---------------------------------------------------------------------------------------------
Total first mortgage bonds                                          322,387          322,478
---------------------------------------------------------------------------------------------
ESOP loan guarantees                                                  3,996            6,448
Notes payable to bank, secured by nonregulated plant                 11,301           10,943
Senior secured note                                                   3,806            3,886
Other long-term debt                                                    165              166
---------------------------------------------------------------------------------------------
Total long-term debt                                                341,655          343,921
Less amounts due within one year                                       (772)            (884)
---------------------------------------------------------------------------------------------
Net long-term debt                                                  340,883          343,037
=============================================================================================
Total capitalization                                             $1,046,894         $961,427
=============================================================================================

The accompanying notes are an integral part of these statements.


                               WPS RESOURCES CORPORATION

=========================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS (1)                            Six Months Ended
(Thousands)                                                               June 30
                                                                    1999          1998
=========================================================================================

Cash flows from operating activities
Net income                                                       $  32,793     $  28,417

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                    40,755        42,915
Amortization of nuclear fuel and other                               7,394         8,589
Deferred income taxes                                               (1,484)       (3,526)
Investment tax credit restored                                        (508)         (871)
Allowance for equity funds used during construction                   (500)          (68)
Pension income                                                      (3,084)       (4,597)
Postretirement funding                                               2,463         1,745
Other, net                                                           4,298        (1,616)

Changes in
Customer and other receivables                                      28,873         4,851
Accrued utility revenues                                            10,547        11,929
Fossil fuel inventory                                               (1,209)       (2,642)
Gas in storage                                                       5,596         9,390
Accounts payable                                                   (32,223)      (13,573)
Miscellaneous current and accrued liabilities                       14,779         8,231
Accrued taxes                                                        5,847        (2,457)
Gas refunds                                                              -           959
-----------------------------------------------------------------------------------------
Net cash from operating activities                                 114,337        87,676
=========================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures        (65,756)      (31,989)
Purchase of other property and equipment                           (38,515)      (10,216)
Decommissioning funding                                             (4,552)       (7,883)
Other                                                                2,121         1,707
-----------------------------------------------------------------------------------------
Net cash used for investing activities                            (106,702)      (48,381)
=========================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                           34,250        54,461
Redemptions of notes payable                                       (36,853)      (52,200)
Issuance of other long-term debt                                       761           420
Redemptions of other long-term debt                                   (200)          (74)
Issuance of commercial paper                                       786,408       733,488
Redemptions of commercial paper                                   (768,185)     (698,526)
Cash dividends on common stock                                     (26,300)      (25,078)
Issuance of common stock                                             5,135             -
Other                                                                 (292)         (265)
-----------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (5,276)       12,226
=========================================================================================
Net decrease in cash and equivalents                                 2,359        51,521
Cash and equivalents at beginning of period                          7,134         8,495
=========================================================================================
Cash and equivalents at end of period                            $   9,493     $  60,016
=========================================================================================

Cash paid during period for
Interest, less amount capitalized                                $  15,413     $  13,586
Income taxes                                                        15,640        16,096
Preferred stock dividends of subsidiaries                            1,556         1,567
=========================================================================================


Supplemental schedule of noncash investing and financing activities:
A capital lease obligation of $74,130,000 was incurred when
Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.

(1) The 1998 statement gives effect to the merger with Upper Peninsula Energy Corporation.

The accompanying notes are an integral part of these statements.


                                  WISCONSIN PUBLIC SERVICE CORPORATION

========================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  Three Months Ended       Six Months Ended
(Thousands)                                                       June 30                 June 30
                                                             1999        1998        1999        1998
========================================================================================================

Operating revenues
Electric                                                   $124,640    $125,058    $252,177    $237,864
Gas                                                          34,556      24,388     102,855      89,872
--------------------------------------------------------------------------------------------------------
Total operating revenues                                    159,196     149,446     355,032     327,736
========================================================================================================

Operating expenses
Electric production fuels                                    26,480      26,771      52,967      52,389
Purchased power                                              13,209      11,991      26,496      20,156
Gas purchased for resale                                     20,906      12,940      60,777      55,334
Other operating expenses                                     37,809      34,708      73,855      67,223
Maintenance                                                  15,388      15,596      29,451      25,534
Depreciation and decommissioning                             18,198      19,316      36,175      38,958
Federal income taxes                                          4,612       4,425      15,446      12,721
Investment tax credit restored                                 (402)       (435)       (804)       (871)
State income taxes                                            1,377       1,560       4,023       3,817
Gross receipts tax and other                                  6,800       6,737      13,787      13,523
--------------------------------------------------------------------------------------------------------
Total operating expenses                                    144,377     133,609     312,173     288,784
========================================================================================================
Operating income                                             14,819      15,837      42,859      38,952
--------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction             304          39         500          68
Other, net                                                    2,534       2,426       4,829       4,246
Income taxes                                                    (67)       (153)       (448)       (434)
--------------------------------------------------------------------------------------------------------
Total other income                                            2,771       2,312       4,881       3,880
========================================================================================================
Income before interest expense                               17,590      18,149      47,740      42,832
--------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                    5,465       5,430      10,930      10,910
Other interest                                                  943         545       1,650       1,090
Allowance for borrowed funds used during construction          (241)        (27)       (418)        (38)
--------------------------------------------------------------------------------------------------------
Total interest expense                                        6,167       5,948      12,162      11,962
========================================================================================================
Net income                                                   11,423      12,201      35,578      30,870
Preferred stock dividend requirements                           778         778       1,556       1,556
--------------------------------------------------------------------------------------------------------
Earnings on common stock                                     10,645      11,423      34,022      29,314
========================================================================================================
Other comprehensive income                                        -           -           -           -
Comprehensive income                                       $ 10,645    $ 11,423    $ 34,022    $ 29,314
========================================================================================================


The accompanying notes are an integral part of these statements.


                           WISCONSIN PUBLIC SERVICE CORPORATION

==============================================================================================
CONSOLIDATED BALANCE SHEETS                                         June 30       December 31
(Thousands)                                                           1999           1998
==============================================================================================
ASSETS
----------------------------------------------------------------------------------------------

Utility plant
Electric                                                          $1,575,863       $1,534,711
Gas                                                                 $275,314         $267,892
Property under capital lease                                          74,130                -
----------------------------------------------------------------------------------------------
Total                                                              1,925,307        1,802,603
Less - Accumulated depreciation and decommissioning                1,159,576        1,120,058
----------------------------------------------------------------------------------------------
Total                                                                765,731          682,545
Nuclear decommissioning trusts                                       184,313          171,442
Construction in progress                                              48,915           35,996
Nuclear fuel, less accumulated amortization                           16,905           18,641
----------------------------------------------------------------------------------------------
Net utility plant                                                  1,015,864          908,624
==============================================================================================

Current assets
Cash and equivalents                                                   5,616            1,882
Customer and other receivables, net of reserves                       58,804           63,193
Accrued utility revenues                                              21,322           30,877
Fossil fuel, at average cost                                          13,816           12,433
Gas in storage, at average cost                                       11,085           14,855
Materials and supplies, at average cost                               22,045           20,054
Prepayments and other                                                 22,272           19,491
----------------------------------------------------------------------------------------------
Total current assets                                                 154,960          162,785
==============================================================================================

Regulatory assets                                                     62,346           68,335
Net nonutility plant                                                   1,457            2,888
Pension assets                                                        63,102           60,018
Investments and other assets                                          61,437           64,932
==============================================================================================
Total                                                             $1,359,166       $1,267,582
==============================================================================================


CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                               $  488,182       $  481,708
Preferred stock with no mandatory redemption                          51,198           51,200
Capital lease obligation                                              73,823                -
Long-term debt to parent                                              13,924           14,061
Long-term debt                                                       287,548          289,972
----------------------------------------------------------------------------------------------
Total capitalization                                                 914,675          836,941
==============================================================================================

Current liabilities
Current portion of capital lease obligation                              297                -
Note payable                                                          10,000           10,000
Commercial paper                                                      21,000           25,000
Accounts payable                                                      57,718           60,680
Accrued interest and taxes                                             9,593            2,590
Other                                                                 18,420            6,564
----------------------------------------------------------------------------------------------
Total current liabilities                                            117,028          104,834
==============================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                    117,819          118,476
Accumulated deferred investment tax credits                           24,355           24,772
Regulatory liabilities                                                45,518           43,591
Environmental remediation liabilities                                 38,748           39,028
Other long-term liabilities                                          101,023           99,940
----------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                     327,463          325,807
==============================================================================================
Total                                                             $1,359,166       $1,267,582
==============================================================================================

The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION


===================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                               June 30        December 31
(Thousands, except share amounts)                                         1999            1998
===================================================================================================

Common stock equity
Common stock                                                           $ 95,588           $ 95,588
Premium on capital stock                                                127,842            107,842
Retained earnings                                                       268,748            284,726
ESOP loan guarantees                                                     (3,996)            (6,448)
---------------------------------------------------------------------------------------------------
Total common stock equity                                               488,182            481,708
===================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             131,980                                       13,198             13,200
         5.04%              30,000                                        3,000              3,000
         5.08%              50,000                                        5,000              5,000
         6.76%             150,000                                       15,000             15,000
         6.88%             150,000                                       15,000             15,000
---------------------------------------------------------------------------------------------------
Total preferred stock                                                    51,198             51,200
===================================================================================================

Capital lease obligation                                                 74,120                  -
Less current portion                                                       (297)                 -
---------------------------------------------------------------------------------------------------
Net capital lease obligation                                             73,823                  -
===================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                         5,752              5,808
        7.35%                2016                                         8,172              8,253
---------------------------------------------------------------------------------------------------
Total long-term debt to parent                                           13,924             14,061
===================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        7.30%                2002                                        50,000             50,000
        6.80%                2003                                        50,000             50,000
        6-1/8%               2005                                         9,075              9,075
        6.90%                2013                                        22,000             22,000
        8.80%                2021                                        53,100             53,100
        7-1/8%               2023                                        50,000             50,000
        6.08%                2028                                        50,000             50,000
---------------------------------------------------------------------------------------------------
Total                                                                   284,175            284,175
Unamortized discount and premium on bonds, net                             (788)              (817)
---------------------------------------------------------------------------------------------------
Total first mortgage bonds                                              283,387            283,358
---------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                      3,996              6,448
Other long-term debt                                                        165                166
---------------------------------------------------------------------------------------------------
Total long-term debt                                                    287,548            289,972
===================================================================================================
Total capitalization                                                   $914,675           $836,941
===================================================================================================


The accompanying notes are an integral part of these statements.

                     WISCONSIN PUBLIC SERVICE CORPORATION

======================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                              Six Months Ended
(Thousands)                                                             June 30
                                                                  1999          1998
======================================================================================

Cash flows from operating activities
Net income                                                    $  35,578      $ 30,870

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                 36,175        38,958
Amortization of nuclear fuel and other                            7,065         8,478
Deferred income taxes                                            (1,531)       (2,791)
Investment tax credit restored                                     (417)         (871)
Allowance for equity funds used during construction                (500)          (68)
Pension income                                                   (3,084)       (4,597)
Postretirement funding                                            2,463         1,997
Other, net                                                         (124)          898

Changes in
Customer and other receivables                                    4,389         2,525
Accrued utility revenues                                          9,555        11,929
Fossil fuel inventory                                            (1,383)       (2,863)
Gas in storage                                                    3,770         6,544
Accounts payable                                                 (2,962)          615
Miscellaneous current and accrued liabilities                     9,275         2,755
Accrued taxes                                                     7,003        (2,167)
Gas refunds                                                           -           959
--------------------------------------------------------------------------------------
Net cash from operating activities                              105,272        93,171
======================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures     (63,361)      (29,393)
Decommissioning funding                                          (4,552)       (7,883)
Purchase of other property and equipment                            (85)            -
Other                                                             2,028         1,732
--------------------------------------------------------------------------------------
Net cash used for investing activities                          (65,970)     (35,544)
======================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper                      158,000        47,000
Redemptions of commercial paper                                (162,000)      (62,500)
Equity infusion from parent                                      20,000        34,000
Dividend to parent                                              (50,000)      (23,180)
Preferred stock dividends                                        (1,556)       (1,556)
Other                                                               (12)            -
--------------------------------------------------------------------------------------
Net cash used for financing activities                          (35,568)       (6,236)
======================================================================================
Net decrease in cash and equivalents                              3,734        51,391
Cash and equivalents at beginning of period                       1,882         3,921
======================================================================================
Cash and equivalents at end of period                         $   5,616      $ 55,312
======================================================================================

Cash paid during period for
Interest, less amount capitalized                             $  11,436      $ 10,684
Income taxes                                                     17,959        15,937
======================================================================================


Supplemental schedule of noncash investing and financing activities:
A capital lease obligation of $74,130,000 was incurred when
Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.

The accompanying notes are an integral part of these statements.


                          WISCONSIN PUBLIC SERVICE CORPORATION

========================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                        Six Months Ended
(Thousands)                                                              June 30
                                                                   1999          1998
========================================================================================

Balance at beginning of period                                   $284,726      $297,489
Add Net income                                                     35,578        30,870
----------------------------------------------------------------------------------------
                                                                  320,304       328,359
----------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                          1,556         1,556
Dividend to parent                                                 50,000        23,180
----------------------------------------------------------------------------------------
                                                                   51,556        24,736
----------------------------------------------------------------------------------------

Balance at end of period                                         $268,748      $303,623
========================================================================================

The accompanying notes are an integral part of these statements.

                 WPS RESOURCES CORPORATION AND SUBSIDIARIES
                   WISCONSIN PUBLIC SERVICE CORPORATION
                 CONDENSED NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1999


NOTE 1.  FINANCIAL INFORMATION
______________________________

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our latest annual Form 10-K report.

We have restated the second quarter and six-months-ended 1998 financial statements due to the merger between WPS Resources and Upper Peninsula Energy Corporation. This merger occurred in September 1998 and was accounted for as a pooling of interests.

Because of the seasonal nature of utility operations, the results reported for the quarter and six-months ended may not be representative of annual results.

NOTE 2.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
______________________________________________________

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative is dependent upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. In
June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delays the effective date of Standard No. 133 to fiscal periods beginning after June 15, 2000.
Accordingly, we will be adopting the requirements of this statement on January 1, 2001, and have not yet determined its impact on our financial statements. However, the requirements of this statement could increase volatility in earnings and other comprehensive income.

NOTE 3.  SEGMENTS OF BUSINESS
_____________________________

Effective December 31, 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related

Information." We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations of Wisconsin Public Service Corporation and Upper Peninsula Power Company and the regulated gas utility operations of Wisconsin Public Service. The other reportable business segment, WPS Energy Services, Inc., participates in nonregulated energy marketing operations. Reconciling eliminations represent intercompany transactions.

The table below presents summary information pertaining to our operations segmented by lines of business.

                                                           Nonutility and
                          Regulated Utilities          Nonregulated Operations
                          -------------------          -----------------------
                                                                        WPS
                                                         WPS           Power            WPS
Segments of Business                                    Energy      Development     Reconciling       Resources
(Thousands)               Electric        Gas          Services      and Other      Eliminations     Consolidated
--------------------      --------        ---          --------     -----------     ------------     ------------

Quarter Ended
June 30, 1999
-------------
Operating revenues        $138,699     $ 34,556       $ 46,917        $ 5,076         $(3,696)         $221,552
Net income (loss)           10,851         (437)            29           (402)              -            10,041


Quarter Ended
June 30, 1998
-------------
Operating revenues         138,958       24,388         70,023          1,861          (3,176)          232,054
Net income (loss)           12,551       (1,337)          (998)           249               -            10,465


Six Months Ended
June 30, 1999
----------------
Operating revenues         282,839      102,855        162,339         10,280          (6,927)          551,386
Net income (loss)           26,213        8,908           (805)        (1,523)              -            32,793


Six Months Ended
June 30, 1998
----------------
Operating revenues         267,362       89,872        168,545          2,732          (5,231)          523,280
Net income (loss)           25,050        5,234         (2,513)           646               -            28,417

NOTE 4.  POWER SUPPLY
_____________________

The De Pere Energy Center cogeneration facility became operational on June 14, 1999. Wisconsin Public Service's agreement to purchase electricity from this facility is accounted for as a capital lease and has been capitalized at $74.1 million.

NOTE 5.  ASSET ACQUISITION
__________________________

On June 8, 1999 WPS Power Development purchased generation assets from Maine Public Service Company for $37.5 million. The purchase included hydroelectric, steam, and diesel units in the State of Maine and in the Canadian Province of New Brunswick with a total capacity of 91.7 megawatts.

NOTE 6.  STOCK OPTION PLAN
__________________________

Effective May 6, 1999 WPS Resources granted stock options under our 1999 Stock Option Plan. The stock option plan is accounted for under Accounting Principles Board Opinion No. 25. As a result, the plan grants fixed stock options and no compensation expense is recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation and Upper Peninsula Power Company, and WPS Resources Capital Corporation, a holding company for our nonregulated businesses including WPS Energy Services, Inc. and WPS Power Development, Inc. Approximately 85% of our assets at
June 30, 1999, and approximately 64% of our revenues for the first six months of 1999 were derived from Wisconsin Public Service, an electric and gas utility. Substantially all of our net income for the first six months of 1999 was derived from Wisconsin Public Service and Upper Peninsula Power, an electric utility.

           SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

WPS RESOURCES CORPORATION OVERVIEW

WPS Resources consolidated operating revenues were $221.6 million in the second quarter of 1999 compared with $232.1 million in the second quarter of 1998, a decrease of 4.5%. Net income was $10.0 million in the second quarter of 1999 and $10.5 million in the second quarter of 1998, a decrease of 4.8%. Basic and diluted earnings per share were $0.38 in the second quarter of 1999 compared with $0.39 in the second quarter of 1998, a decrease of 2.6%. The reasons for the decrease in earnings, as explained below, were an increase in other operating expenses and lower electric utility margins. Partially offsetting these factors were increases in the gas utility margin, the nonregulated gas margin, and other income.

OVERVIEW OF UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

Revenues at Wisconsin Public Service were $159.2 million in the second quarter of 1999 compared with $149.4 million in the second quarter of 1998, an increase of 6.6%. Earnings were $10.6 million in the second quarter of 1999 and $11.4 million in the second quarter of 1998, a decrease of 7.0%. The primary reasons for the decrease in earnings were higher other operating expenses and a decrease in the electric utility margin. Partially offsetting these factors were a higher gas utility margin and an increase in other income.

Revenues at Upper Peninsula Power were $14.1 million in the second quarter of 1999 compared with $13.9 million in the second quarter of 1998, an increase of 1.4%. Earnings were $0.6 million in the second quarter of 1999 and $0.6 million in the second quarter of 1998.

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

WPS Resources consolidated electric utility margin decreased $1.6 million, or 1.7%, primarily due to surcharge revenues collected in 1998 and increased power purchases in 1999 at Wisconsin Public Service.

                                                   Second Quarter
WPS Resources Consolidated                 ------------------------------
Electric Utility Margins (Thousands)          1999                 1998
------------------------------------          ----                 ----

Revenues                                    $136,925             $137,491
Fuel and purchased power                      43,161               42,135
                                             -------              -------

Margin                                      $ 93,764             $ 95,356
                                             =======              =======

Sales in kilowatt-hours (Thousands)        2,988,834            2,936,966

Our consolidated electric utility revenues remained fairly stable. Revenues at Wisconsin Public Service in the second quarter of 1998 included
$3.8 million of surcharge revenues related to the recovery of the deferred costs of the 1997 steam generator repairs at the Kewaunee Nuclear Power Plant. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee Plant. Absent the 1998 surcharge revenue, electric revenues increased $3.2 million, or 2.4%, in the second quarter of 1999. Second quarter 1999 electric revenues at Wisconsin Public Service included a 6.3% increase in Wisconsin retail electric rates; however, kilowatt-hour sales to wholesale customers decreased 5.9%.

Our consolidated purchased power expense increased $1.3 million, or 8.9%, primarily due to additional purchase requirements at Wisconsin Public Service. These purchases supplemented Wisconsin Public Service's generation during scheduled maintenance outages at its fossil-fueled generation plants.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at June 30, 1999 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)

WPS Resources consolidated gas margin increased $2.5 million in the second quarter of 1999, or 21.7%, primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                                   Second Quarter
WPS Resources Consolidated                 -----------------------------
Gas Utility Margins (Thousands)               1999                1998
-------------------------------               ----                ----

Revenues                                    $34,556              $24,388
Purchase costs                               20,687               12,989
                                             ------               ------

Margin                                      $13,869              $11,399
                                             ======               ======

Volume in therms (Thousands)                121,195              113,925

Our consolidated gas revenues increased $10.2 million, or 41.7%. This increase was due to the implementation of new Wisconsin retail gas rates and a 6.4% increase in overall therm sales as a result of colder weather in the second quarter of 1999. Although weather was 7.9% colder in the second quarter of 1999 than in the second quarter of 1998, it was still 13.1% warmer than normal. In addition, gas revenues at Wisconsin Public Service in the second quarter of 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to its customers.

Our consolidated gas purchase costs increased $7.7 million, or 59.3%. This increase was largely due to the $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the second quarter of 1998. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

Other operating expenses at Wisconsin Public Service increased $3.1 million, or 8.9%, primarily due to higher miscellaneous electric distribution expense of $0.9 million, higher customer service expense of $0.7 million, higher pension costs of $0.6 million, and higher contracted services expense of $0.4 million in the second quarter of 1999.

Maintenance expense at Wisconsin Public Service's fossil-fueled generation plants increased $2.0 million due to additional costs for scheduled and unscheduled maintenance activities. Offsetting this increase was a decrease in nuclear maintenance expense. This decrease was due to the second quarter of 1998 recognition of the 1997 deferred expenses for the Kewaunee Nuclear Power Plant's steam generator repairs. The Public Service Commission of Wisconsin approved deferral of the costs associated with 1997 repairs. The cost of the repairs was collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations primarily consist of the gas and electric sales at WPS Energy Services, an energy marketing subsidiary. Nonregulated operations also include those of WPS Resources as a holding company (primarily investments, borrowings, and certain unallocated corporate costs) and those of WPS Power Development which develops electric generation projects, invests in generating facilities, and provides services to the electric power generation industry.

Nonregulated operations experienced a loss of $1.2 million in the second quarter of 1999 compared with a loss of $1.5 million in the second quarter of 1998. Although margins on nonregulated energy sales continue to grow, losses are being experienced primarily due to operating expenses associated with additional projects.

OVERVIEW OF WPS ENERGY SERVICES

Revenues at WPS Energy Services were $46.9 million in the second quarter of 1999 compared with $70.0 million in the second quarter of 1998, a decrease of 33.0%. WPS Energy Services experienced a small positive income in the second quarter of 1999 compared with a loss of $1.0 million in the second quarter of 1998. The primary reasons for the increase in earnings at WPS Energy Services were gas trading gains due to improved trading activities in 1999 and an increase in the gas margin due to improved gas procurement operations and processes including a reduced emphasis on lower margin wholesale sales.

NONREGULATED MARGINS (WPS ENERGY SERVICES)

Gas margins at WPS Energy Services were $1.9 million in the second quarter of 1999 compared with $1.2 million in the second quarter of 1998, an increase of 58.3%. Electric margins at WPS Energy Services remained fairly stable. Gas revenues at WPS Energy Services were $45.5 million in the second quarter of 1999 compared with $65.9 million in the second quarter of 1998, a decrease of 31.0%. The decrease was the result of an emphasis on higher margin activity in the wholesale area and less involvement with lower margin activities. Electric revenues at WPS Energy Services were $1.1 million in the second quarter of 1999 and $4.0 million in the second quarter of 1998, a decrease of 72.5%. This decrease was the result of WPS Energy Services' effort to reduce participation in the wholesale electric markets.

WPS Energy Services' cost of sales were $44.7 million in the second quarter of 1999 and $68.6 million in the second quarter of 1998, a decrease of 34.8%. This decrease was due to fewer gas purchases of $21.1 million and fewer electric purchases of $2.9 million, both due to decreased sales.

OTHER NONREGULATED EXPENSES/INCOME (WPS ENERGY SERVICES)

Improved processes and strategies emphasizing reduced risk at WPS Energy Services resulted in gas trading gains of $0.2 million in the second quarter of 1999 compared with gas trading losses of $1.2 million in the second quarter of 1998. In addition, the volume of instruments traded has decreased.

PRICE RISK MANAGEMENT ACTIVITIES (WPS ENERGY SERVICES)

WPS Resources has minimal price risk management activities at its utility operations. Much of the utility price risk exposure is recoverable through customer rates. (See pages 18 and 19 for descriptions of electric and gas retail price adjustment mechanisms.) More price risk exposure is experienced at WPS Energy Services, and WPS Energy Services actively engages in price risk management activities.

WPS Energy Services uses derivative financial and commodity instruments including futures and forward contracts. These derivatives reduce the market risk associated with changes in the price of natural gas and electricity sold under firm commitments with certain customers. WPS Energy Services also uses price swap agreements, call and put option contracts, and futures and forward contracts. These derivatives manage the risk associated with a portion of the anticipated supply requirements. WPS Energy Services uses derivatives, within specified guidelines, for trading purposes.

The notional amount of derivatives outstanding at June 30, 1999, decreased from December 31, 1998, due to the end of the 1999 winter heating season. This includes a decrease of approximately 35.0% for hedging activities and 107.0% for trading activities. Although wholesale activity has decreased, as WPS Energy Services enters into supply commitments for the 1999-2000 winter season, it expects that the notional amount of derivatives outstanding will increase accordingly.

OTHER NONREGULATED OPERATIONS

Losses at WPS Power Development were $0.9 million in the second quarter of 1999 compared with $0.4 million in the second quarter of 1998. The increase in losses at WPS Power Development was due to additional costs incurred in the second quarter of 1999 for the operation of new projects. Other operating expenses at WPS Power Development increased $1.0 million due to expenses associated with the operation of additional projects and the development of new projects. PDI is pursuing additional long-term out-take contracts at ECO Coal Pelletization #12, LLC where $0.8 million in expenses were incurred.

               SIX MONTHS 1999 COMPARED WITH SIX MONTHS 1998

WPS RESOURCES CORPORATION OVERVIEW

WPS Resources consolidated operating revenues were $551.4 million in the first six months of 1999 compared with $523.3 million in the first six months of 1998, an increase of 5.4%. Net income was $32.8 million in the first six months of 1999 and $28.4 million in the first six months of 1998, an increase of 15.5%. Basic and diluted earnings per share were $1.23 in the first six months of 1999 compared with $1.07 in the first six months of 1998, an increase of 15.0%. The primary reasons for the increase in earnings, as explained below, were increased electric utility, gas utility, and nonregulated gas margins. Partially offsetting these factors were higher other operating and maintenance expenses.

OVERVIEW OF UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

Revenues at Wisconsin Public Service were $355.0 million in the first six months of 1999 compared with $327.7 million in the first six months of 1998, an increase of 8.3%. Earnings were $34.0 million in the first six months of 1999 and $29.3 million in the first six months of 1998, an increase of 16.0%. The primary reasons for the increase in earnings at Wisconsin Public Service were increased electric and gas utility margins largely as a result of the implementation of a January 15, 1999, Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates and a 5.1% increase in Wisconsin retail gas rates. Partially offsetting these factors were increases in other operating expenses and maintenance expense.

Revenues at Upper Peninsula Power were $30.7 million in the first six months of 1999 compared with $29.5 million in the first six months of 1998, an increase of 4.1%. Earnings were $1.9 million in the first six months of 1999 and $1.9 million in the first six months of 1998.

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

WPS Resources consolidated electric utility margin increased $7.2 million, or 3.9%, primarily due to Wisconsin Public Service's implementation of a January 15, 1999, Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates.

                                                     Six Months
WPS Resources Consolidated                 ------------------------------
Electric Utility Margins (Thousands)          1999                 1998
------------------------------------          ----                 ----

Revenues                                    $279,318             $264,714
Fuel and purchased power                      87,566               80,130
                                             -------              -------

Margin                                      $191,752             $184,584
                                             =======              =======

Sales in kilowatt-hours (Thousands)        6,133,548            5,883,332


Our consolidated electric utility revenues increased $14.6 million, or 5.5%, largely due to the electric rate increase at Wisconsin Public Service. Also contributing to higher electric revenues was a 4.4% increase in overall kilowatt-hour sales at Wisconsin Public Service and a 6.1% increase in kilowatt-hour sales at Upper Peninsula Power Company. These sales were largely the result of weather that was 8.5% colder in the first six months of 1999 than in the first six months of 1998. Weather was still 9.4% warmer than normal.

Our consolidated electric production fuel expense increased $0.6 million, or 1.1%, primarily as a result of increased generation requirements at Wisconsin Public Service's combustion turbine and nuclear generating plants in the first six months of 1999. Partially offsetting this factor was a decrease in production at Wisconsin Pubic Service's fossil-fueled generation plants as a result of scheduled maintenance activities.

Our consolidated purchased power expense increased $6.9 million, or 24.9%, primarily due to additional purchase requirements at both Wisconsin Public Service and Upper Peninsula Power Company in the first six months of 1999. Purchase requirements at Wisconsin Public Service in the first six months of 1999 were higher due to lack of production at its fossil-fueled generation plants which were off-line for scheduled maintenance activities.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at June 30, 1999 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)

WPS Resources consolidated gas margin increased $8.0 million, or 23.7%, in the first six months of 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                                     Six Months
WPS Resources Consolidated                 -----------------------------
Gas Utility Margins (Thousands)               1999                1998
-------------------------------               ----                ----

Revenues                                    $102,855             $89,872
Purchase costs                                60,971              55,999
                                             -------              ------

Margin                                      $ 41,884             $33,873
                                             =======              ======

Volume in therms (Thousands)                 372,080             337,729

Our consolidated gas operating revenues increased $13.0 million, or 14.4%. This increase was due to the implementation of new Wisconsin retail gas rates and a 10.2% increase in overall therm sales as a result of colder weather in the first six months of 1999. Although weather was 8.5% colder in the first six months of 1999 than in the first six months of 1998, it was still 9.4% warmer than normal. In addition, gas revenues at Wisconsin Public Service in the first six months of 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to its customers.

Our consolidated gas purchase costs increased $5.0 million, or 8.9%. This increase was due to the $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the second quarter of 1998. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER COMPANY)

Other operating expenses at Wisconsin Public Service increased $6.6 million, or 9.9%, primarily due to higher miscellaneous electric distribution expense of $1.7 million, higher customer service expense of $1.6 million, higher pension costs of $1.2 million, higher administrative salary and office expense of $1.1 million, and higher contracted services expense of $0.3 million in the first six months of 1999.

Maintenance expense at Wisconsin Public Service increased $3.9 million, or 15.3%, primarily due to additional costs for scheduled and unscheduled maintenance activities at the fossil-fueled generation plants. Right-of-way maintenance for overhead lines also increased.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations experienced a loss of $3.1 million in the first six months of 1999 compared with a loss of $2.8 million in the first six months of 1998. Although margins on nonregulated energy sales continue to grow, losses are being experienced primarily due to operating expenses associated with additional projects. In addition, nonregulated earnings decreased in the first six months of 1999 compared with the first six months of 1998 due to a one-time dividend of $2.0 million received by WPS Resources from a venture capital investment in the first quarter of 1998.

OVERVIEW OF WPS ENERGY SERVICES

Revenues at WPS Energy Services were $162.3 million in the first six months of 1999 compared with $168.5 million in the first six months of 1998, a decrease of 3.7%. WPS Energy Services experienced a loss of $0.8 million in the first six months of 1999 compared with a loss of $2.5 million in the first six months of 1998. The primary reasons for the decrease in losses at WPS Energy Services were lower electric and gas trading losses primarily due to improved trading activities in 1999 and an increase in the gas margin due to improved gas procurement operations and processes including a reduced emphasis on lower margin wholesale sales.

NONREGULATED MARGINS (WPS ENERGY SERVICES)

Gas margins at WPS Energy Services were $3.7 million in the first six months of 1999 compared with $2.4 million in the first six months of 1998, an increase of 54.2%. Electric margins remained fairly stable. Gas revenues at WPS Energy Services were $160.1 million in the first six months of 1999 compared with $159.8 million in the first six months of 1998. Electric revenues were $1.9 million in the first six months of 1999 and $8.4 million in the first six months of 1998, a decrease of 77.4%. This decrease was the result of WPS Energy Services' effort to reduce participation in the wholesale electric markets.

WPS Energy Services' cost of sales were $158.2 million in the first six months of 1999 and $165.7 million in the first six months of 1998, a decrease of 4.5%. This decrease was due to decreased gas purchases of $1.0 million due to improvements in gas procurement and decreased electric purchases of $6.6 million due to decreased sales.

OTHER NONREGULATED EXPENSES/INCOME (WPS ENERGY SERVICES)

Other operating expenses at WPS Energy Services increased $1.0 million, or 24.5%, due to costs of $0.6 million associated with entering into expanded retail customer-choice programs and increased benefit and payroll expenses of $0.4 million. Improved processes and strategies emphasizing reduced risk at

WPS Energy Services resulted in minimal gas trading losses in the first six months of 1999 compared with $2.3 million in the first six months of 1998.

PRICE RISK MANAGEMENT ACTIVITIES (WPS ENERGY SERVICES)

WPS Resources has minimal price risk management activities at its utility operations. Much of the utility price risk exposure is recoverable through customer rates. More price risk exposure is experienced at WPS Energy Services, and WPS Energy Services actively engages in price risk management activities. See the discussion at pages 20 and 21 for a discussion of WPS Energy Services' price risk management activities.

OTHER NONREGULATED OPERATIONS

Losses at WPS Power Development were $1.7 million in the first six months of 1999 compared with $0.9 million in the first six months of 1998. The increase in losses at WPS Power Development was primarily due to additional costs incurred in the first six months of 1999 for the operation of additional projects and the development of new projects. Other operating expenses increased $2.1 million due to higher project expenses. Minimal revenues were recorded at ECO Coal Pelletization #12, LLC although $1.4 million in related expenses were incurred.

The first six months of 1998 included a one-time dividend of $2.0 million received by WPS Resources from a venture capital investment. This dividend represented a four cents per share increase to earnings for the first six months of 1998.

                    FINANCIAL CONDITION - WPS RESOURCES

INVESTMENTS AND FINANCING

Special common stock dividends of $25.0 million were paid by Wisconsin Public Service to WPS Resources in the first six months of 1999. Equity infusions of $20.0 million were made by WPS Resources to Wisconsin Public Service Corporation in the first six months of 1999. These special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at its target level as established by the Public Service Commission of Wisconsin in its most recent rate order.

Cash requirements exceeded internally generated funds in the first six months of 1999 and short-term borrowings increased $15.6 million as a result of obtaining funds for the acquisition of generating units from Maine Public Service Corporation. Our pretax interest coverage was 3.27 times for the 12 months ended June 30, 1999. See the table below for WPS Resources' credit ratings.

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

     * No securities currently outstanding.

We will use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt and common stock to reduce short-term debt and to maintain desired capitalization ratios.

The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. We may issue up to $50.0 million of medium-term notes in the next few months to reduce short-term debt. We began issuing new shares of common stock for our Stock Investment Plan in January 1999. We may also expand our leveraged employee stock ownership plan during the next three-year period.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $376.0 million in the aggregate for the 1999 through 2001 period. This includes expenditures for the replacement of the Kewaunee Nuclear Power Plant steam generators and construction of a proposed transmission line between Wausau, Wisconsin and Duluth, Minnesota.

In addition, other capital requirements for Wisconsin Public Service for the three-year period will include contributions of approximately $20.7 million to the Kewaunee Nuclear Power Plant decommissioning trust fund.

Wisconsin Public Service's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, is accounted for as a capital lease. The De Pere Energy Center lease was capitalized at $74.1 million at the in-service date, June 14, 1999. While not a capital expenditure, this accounting affects the capital structure.

Upper Peninsula Power Company will incur construction expenditures of about $23.0 million in the aggregate for the period 1999 through 2001, primarily for electric distribution improvements.

WPS Power Development entered into a firm commitment with PP&L Resources, Inc. to purchase the Sunbury Station for $106.0 million. The coal-fired units have a capacity of 389 megawatts. The purchase is contingent upon receipt of regulatory approvals.

WPS Power Development's purchase of generation assets from Maine Public Service Company for $37.5 million may be refinanced with nonrecourse debt.

Other investment expenditures for nonregulated projects are uncertain since there are few firm commitments at this time. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing and/or through a new subsidiary, WPS Resources Capital Corporation, which was formed in January 1999 to obtain funding for those projects.

REGULATORY

Wisconsin Public Service received a rate order in the Wisconsin jurisdiction on January 15, 1999. The impact is a $26.9 million increase in electric revenues and a $10.3 million increase in gas revenues on an annual basis. The new rates will be effective for 1999 and 2000. The Public Service Commission of Wisconsin authorized a 12.1% return on Wisconsin Public Service's equity for 1999 and 2000. On July 1, 1999 Wisconsin Public Service filed to reopen this rate order to consider issues related to the Kewaunee Nuclear Power Plant, the recovery of deferred expenses related to the repowering of Pulliam Unit 3, and the fuel forecast for 2000. Hearings on the rate reopener are expected in the fall of 1999.

YEAR 2000 COMPLIANCE

The Year 2000 issue arises because software programs, computer hardware, and equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in system failures or other disruptions of operations.

WPS Resources and its subsidiary companies are committed to eliminating or minimizing adverse effects of the Year 2000 computer compliance issue on our business operations, including the products and services provided to customers, and to maintaining our reputation as an efficient and reliable supplier of energy. We, however, are unable to guarantee that there will be no adverse effects as a result of the Year 2000 computer compliance issue because many aspects of compliance are beyond our direct control.

We have undertaken a program to assess Year 2000 compliance and to bring computer systems into compliance by the year 2000. All systems, including energy production and delivery systems, other embedded systems, and third party systems of suppliers were evaluated and steps were taken to resolve potential problems.

A Year 2000 project plan which includes awareness, inventory and assessment, remediation, testing, and implementation was developed. The formal awareness phase of the Year 2000 project which includes understanding and communication of the issue to employees, customers, suppliers, and other affected parties is complete. The Year 2000 issue was communicated to our employees and customers via several media. All of our business unit leaders are aware of the Year 2000 project plan and their roles in implementing the plan.
Communication and response to Year 2000 inquiries continue.

The inventory and assessment phase which includes identification of all information and non-information technology systems and of non-compliant systems, applications, and hardware, is complete.

Our Information Technology Department has identified five major systems. All of these systems (customer information, finance, human resources, materials management, and facility management) are currently Year 2000 compliant.

In addition, all other systems including non-information technology systems were identified and ranked as to the risk posed by non-compliance. Non-information technology systems include computer and embedded systems related to power plant, system operating, hydroelectric, transmission, and other operating functions. All systems ranked as "critical," "severe," or "high" are Year 2000 compliant.

We hired an external consulting group to monitor the progress of our Year 2000 compliance activities. The consulting group's responsibilities include performing a status check on our ability to achieve Year 2000 compliance.

In addition, we are identifying, contacting, and assessing suppliers and other business partners for Year 2000 readiness, as these external parties may have the potential to impact our Year 2000 readiness. We are also working to address Year 2000 issues related to all joint ownership facilities. At the present time, we are not aware of problems that would materially impact our operations. However, we have no means of ensuring that all third parties will be Year 2000 compliant in a timely manner, and the inability of these parties to resolve successfully their Year 2000 issues could have a material impact on our operations.

Due to fewer expenditures for hardware and software than originally anticipated, the estimate of total Year 2000 project costs has been reduced to $6.0 million. This estimate is considered reasonable and the Wisconsin retail portion of this cost has been approved for rate recovery by the Public Service Commission of Wisconsin. This estimate includes internal labor costs of $2.4 million, software replacement costs for non-compliant products of $1.2 million, and contract labor costs of $2.4 million. Expenditures for the Year 2000 project incurred through June 30, 1999, were $2.7 million.

The failure to correct a material Year 2000 problem could result in an interruption in, or the failure of, certain normal business activities or operations which could materially affect our results of operations. However, due to the general uncertainty inherent in the Year 2000 issue, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on operations. A preliminary identification of potential risks related to the failure to be in compliance by the Year 2000 was made. The most reasonably likely worst case Year 2000 scenario includes loss or unavailability of some generation, partial loss of system monitoring and control functions, partial loss of voice communications, loss of transmission facilities, and loss of load or uncharacteristic loads. We believe that the probable extent of any of these events is not significantly in excess of similar events caused by normal risks and the handling of such events is within the capabilities of the systems.

WPS Resources assessed the potential impact of failure to achieve Year 2000 compliance with respect to each of the following:

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

Contingency plans for dealing with Year 2000 issues were developed for each application identified as "critical" or "severe." In addition, a proposal for a "quick response team" concept was drafted, and a process for handling unexpected Year 2000 problems was formalized. A crisis management training session utilizing a Year 2000 case study has been completed.

GENERATION ASSET ACQUISITION

On June 8, 1999, WPS Power Development purchased generation assets from Maine Public Service Company for $37.5 million. The purchase included hydroelectric, steam, and diesel units in the State of Maine and in the Canadian Province of New Brunswick with a total capacity of 91.7 megawatts.

RENEWABLE ENERGY

The Wisconsin Electric Reliability Act requires state utilities to generate a combined total of 50 megawatts of electricity through renewable energy by December 31, 2000. Wisconsin Public Service placed 14 wind generators in commercial operation on June 26, 1999. These windmills, which cost approximately $10.3 million, will supply the nine megawatts of renewable energy generation that Wisconsin Public Service is required to supply under the Act.

ENVIRONMENTAL

In September 1998, the Environmental Protection Agency required certain states, including Wisconsin, to develop plans to reduce the emission of nitrogen oxides from sources within the state by May of 2003. In May 1999, the U.S. Court of Appeals for the District of Columbia found the national air quality standards for ozone and particulate matter flawed. The Court stayed the requirement for states to file implementation plans by September of 1999. The Public Service Commission of Wisconsin has since delayed hearings to review the plans of Wisconsin utilities to meet the pollution reduction standards.

Capital expenditures for complying with the original requirements in current year dollars are projected to be between $58.0 million and $118.0 million. The nature of any revised emission standard, the implementation period for compliance, and the number of Wisconsin utilities required to implement the new standard could impact future expenditure levels.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for 71% of revenues for the first six months of 1999, while gas operations accounted for 29% of revenues for the first six months of 1999.

           SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

WISCONSIN PUBLIC SERVICE OVERVIEW

Revenues at Wisconsin Public Service were $159.2 million in the second quarter of 1999 compared with $149.4 million in the second quarter of 1998, an increase of 6.6%. Earnings were $10.6 million in the second quarter of 1999 and $11.4 million in the second quarter of 1998, a decrease of 7.0%. The primary reasons for the decrease in earnings were higher other operating expenses and a decrease in the electric utility margin. Partially offsetting these factors were a higher gas utility margin and an increase in other income.

ELECTRIC UTILITY OPERATIONS

Wisconsin Public Service's electric utility margin decreased $1.3 million, or 1.6%, primarily due to surcharge revenues collected in 1998 and increased power purchases in 1999.

                                                Second Quarter
Wisconsin Public Service                ------------------------------
Electric Margins (Thousands)               1999                 1998
----------------------------               ----                 ----

Revenues                                 $124,640             $125,058
Fuel and purchased power                   39,689               38,762
                                          -------              -------

Margin                                   $ 84,951             $ 86,296
                                          =======              =======

Sales in kilowatt-hours (Thousands)     2,842,621            2,796,853

Electric utility revenues remained fairly stable. Revenues in the second quarter of 1998 included $3.8 million of surcharge revenues related to the recovery of the deferred costs of the 1997 steam generator repairs at the Kewaunee Nuclear Power Plant. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee Plant. Absent the 1998 surcharge revenue, electric revenues increased $3.4 million, or 2.8%. Second quarter 1999 electric revenues included a 6.3% increase in Wisconsin retail electric rates; however, kilowatt-hour sales to wholesale customers decreased 5.9%.

Purchased power expense increased $1.2 million, or 10.2%, primarily due to additional purchase requirements. These purchases supplemented
Wisconsin Public Service's generation during scheduled maintenance outages at its fossil-fueled generation plants.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at June 30, 1999 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS

Wisconsin Public Service's gas margin increased $2.2 million in the second quarter of 1999, or 19.2%, primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                                Second Quarter
Wisconsin Public Service                -----------------------------
Gas Margins (Thousands)                    1999                1998
------------------------                   ----                ----

Revenues                                 $34,556              $24,388
Purchase costs                            20,906               12,940
                                          ------               ------

Margin                                   $13,650              $11,448
                                          ======               ======

Volume in therms (Thousands)             121,195              113,925

Gas revenues increased $10.2 million, or 41.7%. This increase was due to the implementation of new Wisconsin retail gas rates and a 6.4% increase in overall therm sales as a result of colder weather in the second quarter of 1999. Although weather was 7.9% colder in the second quarter of 1999 than in the second quarter of 1998, it was still 13.1% warmer than normal. In addition, gas revenues at Wisconsin Public Service in the second quarter of 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to its customers.

Gas purchase costs increased $8.0 million, or 61.6%. This increase was largely due to the $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the second quarter of 1998. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at Wisconsin Public Service increased $3.1 million, or 8.9%, primarily due to higher miscellaneous electric distribution expense of $0.9 million, higher customer service expense of $0.7 million, higher pension costs of $0.6 million, and higher contracted services expense of $0.4 million in the second quarter of 1999.

Maintenance expense at Wisconsin Public Service's fossil-fueled generation plants increased $2.0 million due to additional costs for scheduled and unscheduled maintenance activities. Offsetting this increase was a decrease in nuclear maintenance expense. This decrease was due to the second quarter of 1998 recognition of the 1997 deferred expenses for the Kewaunee Nuclear Power Plant's steam generator repairs. The Public Service Commission of Wisconsin approved deferral of the costs associated with 1997 repairs. The cost of the repairs was collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge.


               SIX MONTHS 1999 COMPARED WITH SIX MONTHS 1998

WISCONSIN PUBLIC SERVICE CORPORATION

Revenues at Wisconsin Public Service were $355.0 million in the first six months of 1999 compared with $327.7 million in the first six months of 1998, an increase of 8.3%. Earnings were $34.0 million in the first six months of 1999 and $29.3 million in the first six months of 1998, an increase of 16.0%. The primary reasons for the increase in earnings at Wisconsin Public Service were increased electric and gas utility margins largely as a result of the implementation of a January 15, 1999, Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates and a 5.1% increase in Wisconsin retail gas rates. Partially offsetting these factors were increases in other operating expenses and maintenance expense.

ELECTRIC UTILITY OPERATIONS

Wisconsin Public Service's electric utility margin increased $7.4 million, or 4.5%, primarily due to Wisconsin Public Service's implementation of a January 15, 1999, Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates.

                                                  Six Months
Wisconsin Public Service                ------------------------------
Electric Margins (Thousands)               1999                 1998
----------------------------               ----                 ----

Revenues                                 $252,177             $237,864
Fuel and purchased power                   79,463               72,545
                                          -------              -------

Margin                                   $172,714             $165,319
                                          =======              =======

Sales in kilowatt-hours (Thousands)     5,817,305            5,570,604


Wisconsin Public Service's electric utility revenues increased $14.3 million, or 6.0%, largely due to the electric rate increase. Also contributing to higher electric revenues was a 4.4% increase in overall kilowatt-hour sales. These sales were largely the result of weather that was 8.5% colder in the first six months of 1999 than in the first six months of 1998. Weather was still 9.4% warmer than normal.

Wisconsin Public Service's electric production fuel expense increased
$0.6 million, or 1.1%, primarily as a result of increased generation requirements at Wisconsin Public Service's combustion turbine and nuclear generating plants in the first six months of 1999. Partially offsetting this factor was a decrease in production at Wisconsin Pubic Service's fossil-fueled generation plants as a result of scheduled maintenance activities.

Wisconsin Public Service's purchased power expense increased $6.3 million, or 31.5%, primarily due to additional purchase requirements. Purchase requirements at Wisconsin Public Service in the first six months of 1999 were higher due to lack of production at its fossil-fueled generation plants which were off-line for scheduled maintenance activities.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at June 30, 1999 were within this 2.0% window.

GAS UTILITY OPERATIONS

Wisconsin Public Service's gas margin increased $7.5 million, or 21.8%, in the first six months of 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                                  Six Months
Wisconsin Public Service                -----------------------------
Gas Margins (Thousands)                    1999                1998
-----------------------                    ----                ----

Revenues                                 $102,855             $89,872
Purchase costs                             60,777              55,334
                                          -------              ------

Margin                                   $ 42,078             $34,538
                                          =======              ======

Volume in therms (Thousands)              372,080             337,729

Wisconsin Public Service's gas operating revenues increased $13.0 million, or 14.4%. This increase was due to the implementation of new Wisconsin retail gas rates and a 10.2% increase in overall therm sales as a result of colder weather in the first six months of 1999. Although weather was 8.5% colder in the first six months of 1999 than in the first six months of 1998, it was still 9.4% warmer than normal. In addition, gas revenues at Wisconsin Public Service in the first six months of 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to its customers.

Wisconsin Public Service's gas purchase costs increased $5.4 million, or 9.8%. This increase was due to the $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the second quarter of 1998. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at Wisconsin Public Service increased $6.6 million, or 9.9%, primarily due to higher miscellaneous electric distribution expense of $1.7 million, higher customer service expense of $1.6 million, higher pension costs of $1.2 million, higher administrative salary and office expense of $1.1 million, and higher contracted services expense of $0.3 million in the first six months of 1999.

Maintenance expense at Wisconsin Public Service increased $3.9 million, or 15.3%, primarily due to additional costs for scheduled and unscheduled maintenance activities at the fossil-fueled generation plants. Right-of-way maintenance for overhead lines also increased.


               FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

INVESTMENTS AND FINANCING

Special common stock dividends of $25.0 million were paid by Wisconsin Public Service to WPS Resources in the first six months of 1999. Equity infusions of $20.0 million were made by WPS Resources to Wisconsin Public Service in the first six months of 1999. These special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at its target level established by the Public Service Commission of Wisconsin in its most recent rate order.

Internally generated funds exceeded Wisconsin Public Service's cash requirements in the first six months of 1999 resulting in a $4.0 million reduction in short-term borrowings. Wisconsin Public Service's pretax interest coverage was 4.69 times for the 12 months ended June 30, 1999. See the table below for Wisconsin Public Service's credit ratings.

Credit Ratings                          Standard & Poor's     Moody's
--------------                          -----------------     -------

Wisconsin Public Service Corporation
  Bonds                                         AA+             Aa2
  Preferred stock                               AA              aa3
  Commercial paper                              A1+             P1

See WPS Resources' management discussion at page 25 for additional information regarding Wisconsin Public Service's financial condition.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under "Price Risk Management Activities (WPS Energy Services)" as part of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 20 and 21.

                        Part II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1999 WPS Resources Annual Meeting of Shareholders on May 6, 1999,
A. Dean Arganbright and James L. Kemerling were re-elected to three-year terms on the Board of Directors. The vote was:

                           A. Dean Arganbright         James L. Kemerling
                           -------------------         ------------------

Votes For                       22,781,691                 22,811,811

Votes Withheld                     554,197                    524,077

Not Voted                        3,186,223                  3,186,223
                                ----------                 ----------
Total Shares Outstanding        26,522,111                 26,522,111

Nominees for membership on the Board of Directors receiving the largest number of votes cast are elected as directors up to the number of directors to be elected at the meeting.

The continuing Board members are:

                         Michael S. Ariens
                         Richard A. Bemis
                         Daniel A. Bollom
                         Clarence R. Fisher
                         Robert C. Gallagher
                         Kathryn M. Hasselblad-Pascale
                         Larry L. Weyers

Shareholders approved the WPS Resources Corporation 1999 Stock Option Plan. The vote was:

                                          Shares
                                          ------

          Votes For                     15,851,952

          Votes Against or Abstained     3,294,876
                                        ----------
          Total Shares Voted            19,146,828

          Not Voted - Brokers            6,138,800

          Not Voted - Other              1,236,483
                                        ----------
          Total Shares Outstanding      26,522,111

Approval required the affirmative vote of a majority of the shares voted at the Annual Meeting of Shareholders. Shares abstaining were treated as votes against the proposal.

ITEM 5.   OTHER INFORMATION

PURCHASE OF ELECTRIC GENERATION UNITS

WPS Power Development, Inc. purchased generation assets from Maine Public Service Company on June 8, 1999. The assets, located in the state of Maine and the Canadian province of New Brunswick, have a total capacity of
91.7 megawatts. The assets include 35.8 megawatts of hydroelectric facilities and 55.9 megawatts of fossil fuel facilities.

The $37.5 million purchase price includes a generator outlet line interconnection with New Brunswick Power.

CLEAN AIR REGULATIONS

In September of 1998, the Environmental Protection Agency required 22 states, including Wisconsin and the District of Columbia, to develop plans to reduce emissions of nitrogen oxides by May 2003.

On May 14, 1999, the U.S. Court of Appeals for the District of Columbia found the national air quality standards for ozone and particulate matter to be flawed. The Court ordered the Environmental Protection Agency to justify the levels at which the standards were set. This decision raises questions regarding the appropriateness of requiring any implementation activities pending resolution of the validity of these air quality standards.

On May 25, 1999, the Court stayed the requirement for each state to file a State Implementation Plan by September of this year. The Public Service Commission of Wisconsin has since delayed hearings to review the plans of Wisconsin utilities to meet the pollution reduction standards. The Wisconsin Department of Natural Resources is reviewing whether all Wisconsin utilities will need to make reductions in emissions. If a decision is made to exempt certain state utilities from compliance, the cost of compliance for the remaining utilities could increase.

Wisconsin Public Service has projected that compliance with the original regulations could result in expenditures of between $58 and $118 million. The nature of the revised emission standard, the implementation period for compliance, and the number of Wisconsin utilities that must implement the regulations all could significantly increase or decrease future expenditures.

This issue was previously discussed in our Form 10-K Annual Report for the Year Ended December 31, 1998, at page 28.

RENEWABLE ENERGY

The Wisconsin Electric Reliability Act requires state utilities to generate 50 megawatts of electricity through renewable energy by December 31, 2000. Wisconsin Public Service placed 14 wind generators in commercial operation on June 26, 1999. These windmills, which cost $10.3 million, will provide the nine megawatts that Wisconsin Public Service is required to supply under the Act.

GENERATING PLANT

The De Pere Energy Center, a 179-megawatt combustion turbine generation facility, has been in full operation since June 14, 1999. The plant, which is owned and operated by an independent power producer, will provide electric capacity and energy to Wisconsin Public Service. This issue was previously discussed in our Form 10-K Annual Report for the Year Ended December 31, 1998, at page 5.

DEREGULATION

The Michigan Supreme Court has ruled that the Michigan Public Service Commission lacks authority to mandate competition in the electric market.
The Court determined the Michigan Public Service Commission could not mandate customer choice without authority from the Legislature. It is anticipated that the Michigan Legislature will take up the issue in the near future.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               The following documents are filed herewith:

               Exhibit 3B-1 By-laws of WPS Resources Corporation as Amended May 6, 1999

               Exhibit 3B-2   By-laws of Wisconsin Public Service
                              Corporation as Amended May 6, 1999

               Exhibit 10-1 Asset Purchase Agreement by and among PP&L, Inc., Lady Jane Collieries, Inc. and Sunbury Holdings, LLC

               Exhibit 10-2   WPS Resources 1999 Stock Option Plan

               Exhibit 11     Statement Regarding Computation of Per
                              Share Earnings
                                  WPS Resources Corporation

               Exhibit 27     Financial Data Schedule
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

          (b)  REPORT ON FORM 8-K

               A Current Report on Form 8-K, dated May 24, 1999, was filed by WPS Resources Corporation on June 1, 1999. The report included under Item 5 a WPS Power Development Press Release announcing that it reached agreement with PP&L Resources, Inc. to purchase the 389-megawatt Sunbury Station.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WPS Resources Corporation



Date: August 11, 1999                             /s/ Diane L. Ford
                                            _________________________________
                                                      Diane L. Ford
                                               Vice President - Controller
                                               and Chief Accounting Officer

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



                                          Wisconsin Public Service Corporation


Date: August 11, 1999                            /s/ Diane L. Ford
                                          ____________________________________
                                                     Diane L. Ford
                                              Vice President - Controller

                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)

                      WPS RESOURCES CORPORATION AND
                   WISCONSIN PUBLIC SERVICE CORPORATION
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1999



Exhibit No.                     Description
___________                     ___________

    3B-1          By-laws of WPS Resources Corporation as Amended May 6,
                  1999

    3B-2          By-laws of Wisconsin Public Service Corporation as Amended
                  May 6, 1999

    10-1 Asset Purchase Agreement by and among PP&L, Inc., Lady Jane Collieries, Inc. and Sunbury Holdings, LLC Dated as of May 1, 1999

    10-2          WPS Resources 1999 Stock Option Plan

    11            Statement Regarding Computation of Per Share Earnings
                       WPS Resources Corporation

    27            Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation