Form 10-Q
period 1999-09-30
WPS RESOURCES CORP
filed 1999-11-03
CIK 916863

_____________________________________________________________________________
_____________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         26,831,172 shares outstanding at
                                         November 1, 1999

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         November 1, 1999
_____________________________________________________________________________
_____________________________________________________________________________

                          WPS RESOURCES CORPORATION
                                     AND
                      WISCONSIN PUBLIC SERVICE CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                   CONTENTS
                                                                    Page

            FORWARD-LOOKING STATEMENTS                               4

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            WPS RESOURCES CORPORATION
                  Consolidated Statements of Income, Comprehensive
                       Income, and Retained Earnings                 5
                  Consolidated Balance Sheets                        6
                  Consolidated Statements of Capitalization          7
                  Consolidated Statements of Cash Flows              8

            WISCONSIN PUBLIC SERVICE CORPORATION
                  Consolidated Statements of Income and
                       Comprehensive Income                          9
                  Consolidated Balance Sheets                       10
                  Consolidated Statements of Capitalization         11
                  Consolidated Statements of Cash Flows             12
                  Consolidated Statements of Retained Earnings      13

            CONDENSED NOTES TO FINANCIAL STATEMENTS OF
                  WPS Resources Corporation and
                  Wisconsin Public Service Corporation              14 - 16

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations for
                  WPS Resources Corporation                         17 - 30
                  Wisconsin Public Service Corporation              31 - 36

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                             36

PART II.    OTHER INFORMATION

Item 5.     Other Information                                       37

Item 6.     Exhibits and Reports on Form 8-K                        38

Signatures                                                          39 - 40

EXHIBIT INDEX                                                       41

Exhibit 12  Ratio of Earnings to Fixed Charges and Ratio of Earnings
                  to Fixed Charges and Preferred Dividends

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

                                      Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                         WPS RESOURCES CORPORATION

=============================================================================================================
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,          Three Months Ended      Nine Months Ended
AND RETAINED EARNINGS                                                September 30            September 30
(Thousands, except per share amounts)                             1999         1998       1999         1998
=============================================================================================================

Operating revenues
Electric utility                                                $162,952    $146,007    $442,270    $410,721
Gas utility                                                       30,529      25,890     133,384     115,762
Nonregulated energy and other                                     57,524      76,031     226,737     244,725
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                         251,005     247,928     802,391     771,208
=============================================================================================================

Operating expenses
Electric production fuels                                         33,413      31,499      86,528      84,052
Purchased power                                                   25,368      14,372      59,819      41,949
Gas purchased for resale                                          21,674      17,235      82,645      73,234
Nonregulated energy cost of sales                                 51,080      74,313     214,081     239,008
Other operating expenses                                          46,821      44,562     136,683     125,655
Maintenance                                                       15,478       9,313      46,323      36,259
Depreciation and decommissioning                                  21,349      21,229      62,104      64,144
Taxes other than income                                            8,262       7,798      25,123      24,167
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                         223,445     220,321     713,306     688,468
=============================================================================================================
Operating income                                                  27,560      27,607      89,085      82,740
-------------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                  (15)         68         487         136
Other, net                                                         1,366      (1,006)      6,974       3,218
-------------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                1,351        (938)      7,461       3,354
=============================================================================================================
Income before interest expense                                    28,911      26,669      96,546      86,094
-------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                         6,448       5,664      19,189      18,386
Other interest                                                     3,199       1,500       5,180       3,453
Allowance for borrowed funds used during construction             (1,532)        (57)     (1,957)        (95)
-------------------------------------------------------------------------------------------------------------
Total interest expense                                             8,115       7,107      22,412      21,744
=============================================================================================================

Distributions - preferred securities of subsidiary trust             875         613       2,625         613
=============================================================================================================

Income before income taxes                                        19,921      18,949      71,509      63,737
Income taxes                                                       5,325       6,547      22,827      21,566
Minority interest                                                      -        (180)       (263)       (395)
Preferred stock dividends of subsidiaries                            777         783       2,333       2,350
-------------------------------------------------------------------------------------------------------------
Net income                                                        13,819      11,799      46,612      40,216
-------------------------------------------------------------------------------------------------------------
Other comprehensive income                                             -           -           -           -
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                              13,819      11,799      46,612      40,216
=============================================================================================================

Retained earnings at beginning of period                         341,647     342,857     335,154     339,508
Cash dividends on common stock                                    13,408      12,773      39,708      37,841
-------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                              $342,058    $341,883    $342,058    $341,883
=============================================================================================================

Average shares of common stock                                    26,682      26,509      26,602      26,513
Basic and diluted earnings per average share of
  common stock                                                     $0.52       $0.45       $1.75       $1.52
Dividend per share of common stock                                $0.505      $0.495      $1.495      $1.465
=============================================================================================================

The accompanying notes are an integral part of these statements.


                                   WPS RESOURCES CORPORATION


=================================================================================================
CONSOLIDATED BALANCE SHEETS                                       September 30        December 31
(Thousands)                                                           1999               1998
=================================================================================================
ASSETS
-------------------------------------------------------------------------------------------------

Utility plant
Electric                                                           $1,775,276         $1,715,882
Gas                                                                   282,956            267,892
Property under capital lease                                           74,130                  -
-------------------------------------------------------------------------------------------------
Total                                                               2,132,362          1,983,774
Less - Accumulated depreciation and decommissioning                 1,261,858          1,206,123
-------------------------------------------------------------------------------------------------
Total                                                                 870,504            777,651
Nuclear decommissioning trusts                                        182,120            171,442
Construction in progress                                               65,668             42,424
Nuclear fuel, less accumulated amortization                            15,361             18,641
-------------------------------------------------------------------------------------------------
Net utility plant                                                   1,133,653          1,010,158
=================================================================================================

Current assets
Cash and equivalents                                                    6,624              7,134
Customer and other receivables, net of reserves                        92,400            117,206
Accrued utility revenues                                               23,762             34,175
Fossil fuel, at average cost                                           13,230             13,152
Gas in storage, at average cost                                        30,306             20,795
Materials and supplies, at average cost                                23,494             21,788
Prepayments and other                                                  24,007             26,462
-------------------------------------------------------------------------------------------------
Total current assets                                                  213,823            240,712
=================================================================================================

Regulatory assets                                                      62,000             70,041
Net nonutility and nonregulated plant                                  76,375             41,235
Pension assets                                                         63,926             60,018
Investments and other assets                                           75,738             88,223
=================================================================================================
Total                                                              $1,625,515         $1,510,387
=================================================================================================


CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                $  533,931         $  517,190
Preferred stock of subsidiary with no mandatory redemption             51,195             51,200
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely WPSR
  7.00% subordinated debentures                                        50,000             50,000
Capital lease obligation                                               73,765                 -
Long-term debt                                                        340,784            343,037
-------------------------------------------------------------------------------------------------
Total capitalization                                                1,049,675            961,427
=================================================================================================

Current liabilities
Current portion of long-term debt and capital lease obligat             1,069                884
Notes payable                                                          10,100             12,703
Commercial paper                                                       96,625             47,590
Accounts payable                                                       83,250            115,490
Accrued taxes                                                           7,763              2,838
Accrued interest                                                        6,470              7,594
Other                                                                  14,498              9,095
-------------------------------------------------------------------------------------------------
Total current liabilities                                             219,775            196,194
=================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                     122,385            122,642
Accumulated deferred investment tax credits                            26,194             27,150
Regulatory liabilities                                                 48,849             50,474
Environmental remediation liabilities                                  39,928             40,478
Other long-term liabilities                                           118,709            112,022
-------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                      356,065            352,766
=================================================================================================
Total                                                              $1,625,515         $1,510,387
=================================================================================================

The accompanying notes are an integral part of these statements.


                                  WPS RESOURCES CORPORATION


===============================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                          September 30     December 31
(Thousands, except share amounts)                                      1999            1998
===============================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  26,749,075 and 26,551,405 shares outstanding
  at September 30, 1999 and December 31, 1998, respectively        $   26,749         $ 26,551
Premium on capital stock                                              171,133          163,438
Retained earnings                                                     342,058          335,154
Shares in deferred compensation trust, 62,935 and 49,477 shares at average cost of $30.51 and $30.42 per share at
  September 30, 1999 and December 31, 1998, respectively               (1,920)          (1,505)
ESOP loan guarantees                                                   (4,089)          (6,448)
-----------------------------------------------------------------------------------------------
Total common stock equity                                             533,931          517,190
===============================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             131,980                                     13,196           13,200
         5.04%              30,000                                      2,999            3,000
         5.08%              50,000                                      5,000            5,000
         6.76%             150,000                                     15,000           15,000
         6.88%             150,000                                     15,000           15,000
-----------------------------------------------------------------------------------------------
Total preferred stock with no mandatory redemption                     51,195           51,200
===============================================================================================

Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust
  holding solely WPSR 7.00% subordinated debentures                    50,000           50,000
===============================================================================================

Capital lease obligation - Wisconsin Public Service Corporation        74,062                -
Less current portion                                                     (297)               -
-----------------------------------------------------------------------------------------------
Net capital lease obligation                                           73,765                -
===============================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        7.30%                2002                                      50,000           50,000
        6.80%                2003                                      50,000           50,000
        6-1/8%               2005                                       9,075            9,075
        6.90%                2013                                      22,000           22,000
        8.80%                2021                                      53,100           53,100
        7-1/8%               2023                                      50,000           50,000
        6.08%                2028                                      50,000           50,000

First mortgage bonds - Upper Peninsula Power Company
        Series             Year Due
        ------             --------
         7.94%               2003                                      15,000           15,000
         10.0%               2008                                       6,000            6,000
         9.32%               2021                                      18,000           18,000

Installment sales contract for air pollution control
  equipment - Upper Peninsula Power Company
        Term Bonds         Year Due
        ----------         --------
           6.90%             1999                                           -              120
-----------------------------------------------------------------------------------------------
Total                                                                 323,175          323,295
Unamortized discount and premium on bonds, net                           (773)            (817)
-----------------------------------------------------------------------------------------------
Total first mortgage bonds                                            322,402          322,478
-----------------------------------------------------------------------------------------------
ESOP loan guarantees                                                    4,089            6,448
Notes payable to bank, secured by nonregulated plant                   11,093           10,943
Senior secured note                                                     3,806            3,886
Other long-term debt                                                      166              166
-----------------------------------------------------------------------------------------------
Total long-term debt                                                  341,556          343,921
Less current portion                                                     (772)            (884)
-----------------------------------------------------------------------------------------------
Net long-term debt                                                    340,784          343,037
===============================================================================================
Total capitalization                                               $1,049,675         $961,427
===============================================================================================

The accompanying notes are an integral part of these statements.


                               WPS RESOURCES CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                 Nine Months Ended
(Thousands)                                                             September 30
                                                                     1999           1998
============================================================================================

Cash flows from operating activities
Net income                                                     $    46,612      $    40,216

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                    62,104           64,144
Amortization of nuclear fuel and other                              11,176           12,718
Deferred income taxes                                               (2,715)         (12,059)
Investment tax credit restored                                      (1,343)          (1,598)
Allowance for equity funds used during construction                   (481)            (136)
Pension income                                                      (3,908)          (6,824)
Postretirement funding                                               4,847            3,669
Unrealized gains and losses on gas futures contracts                 9,069            1,159
Other, net                                                            (533)          (4,290)

Changes in
Customer and other receivables                                      24,806            4,411
Accrued utility revenues                                            10,413           11,609
Fossil fuel inventory                                                  (78)           1,010
Gas in storage                                                      (9,511)             580
Accounts payable                                                   (32,240)          (9,063)
Miscellaneous current and accrued liabilities                        5,403           (3,002)
Accrued taxes                                                        4,925           (5,156)
Gas refunds                                                              -              710
--------------------------------------------------------------------------------------------
Net cash from operating activities                                 129,612           98,098
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures       (102,141)         (58,032)
Purchase of other property and equipment                           (39,128)         (13,060)
Decommissioning funding                                             (6,818)         (12,930)
Other                                                                3,268            5,328
--------------------------------------------------------------------------------------------
Net cash used for investing activities                            (144,819)         (78,694)
============================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                           34,250          123,752
Redemptions of notes payable                                       (36,853)        (120,951)
Issuance of other long-term debt                                       150              955
Redemptions of other long-term debt                                    419          (50,183)
Issuance of mandatorily redeemable trust preferred securities            -           50,000
Issuance of commercial paper                                     1,115,398        1,150,391
Redemptions of commercial paper                                 (1,066,363)      (1,135,637)
Cash dividends on common stock                                     (39,708)         (37,841)
Issuance of common stock                                             7,893                -
Other                                                                 (489)          (1,935)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       14,697          (21,449)
============================================================================================
Net decrease in cash and equivalents                                  (510)          (2,045)
Cash and equivalents at beginning of period                          7,134            8,495
============================================================================================
Cash and equivalents at end of period                          $     6,624      $     6,450
============================================================================================

Cash paid during period for
Interest, less amount capitalized                              $    17,916      $    16,611
Income taxes                                                        21,570           38,775
Preferred stock dividends of subsidiaries                            2,333            2,350
============================================================================================


Supplemental schedule of noncash investing and financing activities:
A capital lease obligation of $74,130 was incurred when
Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.

The accompanying notes are an integral part of these statements.


                                   WISCONSIN PUBLIC SERVICE CORPORATION


=============================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND                      Three Months Ended           Nine Months Ended
COMPREHENSIVE INCOME                                          September 30                September 30
(Thousands)                                                1999          1998          1999           1998
=============================================================================================================

Operating revenues
Electric                                                 $149,346      $132,107      $401,523       $369,971
Gas                                                        30,529        25,890       133,384        115,762
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                  179,875       157,997       534,907        485,733
=============================================================================================================

Operating expenses
Electric production fuels                                  33,160        31,392        86,127         83,781
Purchased power                                            21,357        11,158        47,853         31,314
Gas purchased for resale                                   19,840        17,211        80,617         72,545
Other operating expenses                                   36,731        35,215       110,586        102,439
Maintenance                                                14,081         8,367        43,532         33,901
Depreciation and decommissioning                           18,735        19,071        54,910         58,029
Federal income taxes                                        6,705         6,381        22,151         19,102
Investment tax credit restored                               (402)         (436)       (1,206)        (1,307)
State income taxes                                          2,173         2,571         6,196          6,388
Gross receipts tax and other                                6,812         6,434        20,599         19,957
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                  159,192       137,364       471,365        426,149
============================================================================================================
Operating income                                           20,683        20,633        63,542         59,584
-------------------------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction           (19)           68           481            136
Other, net                                                  1,843           749         6,672          4,995
Income taxes                                                  (40)          (40)         (488)          (474)
-------------------------------------------------------------------------------------------------------------
Total other income                                          1,784           777         6,665          4,657
============================================================================================================
Income before interest expense                             22,467        21,410        70,207         64,241
-------------------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                  5,463         4,704        16,393         15,614
Other interest                                              1,928           876         3,578          1,966
Allowance for borrowed funds used during construction      (1,519)          (57)       (1,937)           (95)
-------------------------------------------------------------------------------------------------------------
Total interest expense                                      5,872         5,523        18,034         17,485
============================================================================================================
Net income                                                 16,595        15,887        52,173         46,756
Preferred stock dividend requirements                         777           778         2,333          2,333
-------------------------------------------------------------------------------------------------------------
Earnings on common stock                                   15,818        15,109        49,840         44,423
============================================================================================================
Other comprehensive income                                      -             -             -              -
Comprehensive income                                     $ 15,818      $ 15,109      $ 49,840       $ 44,423
============================================================================================================


The accompanying notes are an integral part of these statements.


                          WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================================
CONSOLIDATED BALANCE SHEETS                                          September 30      December 31
(Thousands)                                                              1999              1998
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------

Utility plant
Electric                                                              $1,593,866       $1,534,711
Gas                                                                     $282,956         $267,892
Property under capital lease                                              74,130                -
--------------------------------------------------------------------------------------------------
Total                                                                  1,950,952        1,802,603
Less - Accumulated depreciation and decommissioning                    1,172,245        1,120,058
--------------------------------------------------------------------------------------------------
Total                                                                    778,707          682,545
Nuclear decommissioning trusts                                           182,120          171,442
Construction in progress                                                  55,401           35,996
Nuclear fuel, less accumulated amortization                               15,361           18,641
--------------------------------------------------------------------------------------------------
Net utility plant                                                      1,031,589          908,624
==================================================================================================

Current assets
Cash and equivalents                                                       2,347            1,882
Customer and other receivables, net of reserves                           53,157           63,193
Accrued utility revenues                                                  21,407           30,877
Fossil fuel, at average cost                                              12,430           12,433
Gas in storage, at average cost                                           21,952           14,855
Materials and supplies, at average cost                                   21,779           20,054
Prepayments and other                                                     14,969           19,491
--------------------------------------------------------------------------------------------------
Total current assets                                                     148,041          162,785
==================================================================================================

Regulatory assets                                                         60,356           68,335
Net nonutility plant                                                       1,427            2,888
Pension assets                                                            63,926           60,018
Investments and other assets                                              60,034           64,932
==================================================================================================
Total                                                                 $1,365,373       $1,267,582
==================================================================================================


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $  515,907       $  481,708
Preferred stock with no mandatory redemption                              51,195           51,200
Capital lease obligation                                                  73,765                -
Long-term debt to parent                                                  13,853           14,061
Long-term debt                                                           287,657          289,972
--------------------------------------------------------------------------------------------------
Total capitalization                                                     942,377          836,941
==================================================================================================

Current liabilities
Current portion of capital lease obligation                                  297                -
Note payable                                                              10,000           10,000
Commercial paper                                                          20,000           25,000
Accounts payable                                                          48,769           60,680
Accrued interest and taxes                                                 6,855            2,590
Other                                                                      9,028            6,564
--------------------------------------------------------------------------------------------------
Total current liabilities                                                 94,949          104,834
==================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        118,216          118,476
Accumulated deferred investment tax credits                               23,953           24,772
Regulatory liabilities                                                    41,886           43,591
Environmental remediation liabilities                                     38,666           39,028
Other long-term liabilities                                              105,326           99,940
--------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         328,047          325,807
==================================================================================================
Total                                                                 $1,365,373       $1,267,582
==================================================================================================


The accompanying notes are an integral part of these statements.


                            WISCONSIN PUBLIC SERVICE CORPORATION


===================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                            September 30       December 31
(Thousands, except share amounts)                                        1999              1998
===================================================================================================

Common stock equity
Common stock                                                           $ 95,588           $ 95,588
Premium on capital stock                                                152,842            107,842
Retained earnings                                                       271,566            284,726
ESOP loan guarantees                                                     (4,089)            (6,448)
---------------------------------------------------------------------------------------------------
Total common stock equity                                               515,907            481,708
===================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             131,980                                       13,196             13,200
         5.04%              30,000                                        2,999              3,000
         5.08%              50,000                                        5,000              5,000
         6.76%             150,000                                       15,000             15,000
         6.88%             150,000                                       15,000             15,000
---------------------------------------------------------------------------------------------------
Total preferred stock                                                    51,195             51,200
===================================================================================================

Capital lease obligation                                                 74,062                  -
Less current portion                                                       (297)                 -
---------------------------------------------------------------------------------------------------
Net capital lease obligation                                             73,765                  -
===================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                         5,723              5,808
        7.35%                2016                                         8,130              8,253
---------------------------------------------------------------------------------------------------
Total long-term debt to parent                                           13,853             14,061
===================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        7.30%                2002                                        50,000             50,000
        6.80%                2003                                        50,000             50,000
        6-1/8%               2005                                         9,075              9,075
        6.90%                2013                                        22,000             22,000
        8.80%                2021                                        53,100             53,100
        7-1/8%               2023                                        50,000             50,000
        6.08%                2028                                        50,000             50,000
---------------------------------------------------------------------------------------------------
Total                                                                   284,175            284,175
Unamortized discount and premium on bonds, net                             (773)              (817)
---------------------------------------------------------------------------------------------------
Total first mortgage bonds                                              283,402            283,358
---------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                      4,089              6,448
Other long-term debt                                                        166                166
---------------------------------------------------------------------------------------------------
Total long-term debt                                                    287,657            289,972
===================================================================================================
Total capitalization                                                   $942,377           $836,941
===================================================================================================

The accompanying notes are an integral part of these statements.


                         WISCONSIN PUBLIC SERVICE CORPORATION


=======================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                              Nine Months Ended
(Thousands)                                                          September 30
                                                                  1999          1998
=======================================================================================

Cash flows from operating activities
Net income                                                      $ 52,173      $ 46,756

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                  54,910        58,029
Amortization of nuclear fuel and other                            10,636        12,411
Deferred income taxes                                             (2,718)      (11,324)
Investment tax credit restored                                    (1,206)       (1,306)
Allowance for equity funds used during construction                 (481)         (136)
Pension income                                                    (3,908)       (6,824)
Postretirement funding                                             4,847         2,956
Other, net                                                         2,293           995

Changes in
Customer and other receivables                                    10,036         4,630
Accrued utility revenues                                           9,470        12,609
Fossil fuel inventory                                                  3         1,048
Gas in storage                                                    (7,097)       (1,566)
Accounts payable                                                 (11,911)       (3,779)
Miscellaneous current and accrued liabilities                      2,632        (4,713)
Accrued taxes                                                      5,742        (3,907)
Gas refunds                                                            -           710
---------------------------------------------------------------------------------------
Net cash from operating activities                               125,421       106,589
=======================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures      (97,152)      (55,042)
Decommissioning funding                                           (6,818)      (12,930)
Purchase of other property and equipment                            (111)         (233)
Other                                                              4,531         3,868
---------------------------------------------------------------------------------------
Net cash used for investing activities                           (99,550)      (64,337)
=======================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper                       261,500       118,000
Redemptions of commercial paper                                 (266,500)     (108,500)
Redemptions of first mortgage bonds                                    -       (50,000)
Equity infusion from parent                                       45,000        34,000
Dividend to parent                                               (63,000)      (35,009)
Preferred stock dividends                                         (2,333)       (2,333)
Other                                                                (73)            -
---------------------------------------------------------------------------------------
Net cash used for financing activities                           (25,406)      (43,842)
=======================================================================================
Net increase (decrease) in cash and equivalents                      465        (1,590)
Cash and equivalents at beginning of period                        1,882         3,921
=======================================================================================
Cash and equivalents at end of period                           $  2,347      $  2,331
=======================================================================================

Cash paid during period for
Interest, less amount capitalized                               $ 18,647      $ 18,062
Income taxes                                                      27,449        39,490
=======================================================================================


Supplemental schedule of noncash investing and financing activities:
A capital lease obligation of $74,130 was incurred when
Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.

The accompanying notes are an integral part of these statements.

                       WISCONSIN PUBLIC SERVICE CORPORATION


========================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                        Nine Months Ended
(Thousands)                                                           September 30
                                                                   1999          1998
========================================================================================

Balance at beginning of period                                   $284,726      $297,489
Add Net income                                                     52,173        46,756
----------------------------------------------------------------------------------------
                                                                  336,899       344,245
----------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                          2,333         2,333
Dividend to parent                                                 63,000        35,009
----------------------------------------------------------------------------------------
                                                                   65,333        37,342
----------------------------------------------------------------------------------------

Balance at end of period                                         $271,566      $306,903
========================================================================================

The accompanying notes are an integral part of these statements.

                 WPS RESOURCES CORPORATION AND SUBSIDIARIES
                    WISCONSIN PUBLIC SERVICE CORPORATION
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1999



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

Because of the seasonal nature of utility operations, the results reported for the quarter and nine-months ended may not be representative of annual results.

NOTE 2.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
______________________________________________________

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative depends upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delays the effective date of Standard No. 133 to fiscal periods beginning after June 15, 2000. Accordingly, we will be adopting the requirements of this statement on January 1, 2001, and have not yet determined its impact on our financial statements. However, the requirements of this statement could increase volatility in earnings and other comprehensive income.

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

The table below presents summary information pertaining to our operations segmented by lines of business.

                                                       Nonutility and
                         Regulated Utilities       	Nonregulated Operations
                         -------------------       -----------------------
                                                                    WPS
                                                      WPS           Power                        WPS
Segments of Business                                 Energy      Development   Reconciling    Resources
(Thousands)             Electric         Gas        Services      and Other    Eliminations  Consolidated
--------------------    --------         ---        --------     -----------   ------------  ------------

Quarter Ended
September 30, 1999
------------------
Operating revenues      $165,439       $30,529      $50,854        $8,459       ($4,276)     $251,005
Net income (loss)         17,393        (1,970)      (1,242)         (362)            -        13,819


Quarter Ended
September 30, 1998
------------------
Operating revenues      $148,022       $25,890      $75,049        $2,715       ($3,748)     $247,928
Net income (loss)         18,030        (2,606)      (2,193)       (1,432)            -        11,799


Nine Months Ended
September 30, 1999
------------------
Operating revenues      $448,278      $133,384     $213,193       $18,739      ($11,203)     $802,391
Net income (loss)         43,606         6,938       (2,047)       (1,885)            -        46,612


Nine Months Ended
September 30, 1998
------------------
Operating revenues      $415,384      $115,762     $243,594        $5,448       ($8,980)     $771,208
Net income (loss)         43,080         2,628       (4,706)         (786)            -        40,216

NOTE 4.  POWER SUPPLY
_____________________

The De Pere Energy Center cogeneration facility became operational on June 14, 1999. Wisconsin Public Service's agreement to purchase electricity from this facility is accounted for as a capital lease and has been capitalized at $74.1 million.

NOTE 5.  ASSET ACQUISITION
__________________________

On June 8, 1999 WPS Power Development, Inc. purchased generation assets from Maine Public Service Company for $37.5 million. The purchase included hydroelectric, steam, and diesel units in the State of Maine and in the Canadian Province of New Brunswick with a total capacity of 91.7 megawatts.

NOTE 6.  STOCK OPTION PLAN
__________________________

WPS Resources granted stock options under our 1999 Stock Option Plan as approved by shareholders on May 6, 1999. The stock option plan is accounted for under Accounting Principles Board Opinion No. 25. As a result, the plan grants fixed stock options and no compensation expense is recognized.

NOTE 7.  SUPPLEMENTAL INFORMATION ON TWELVE MONTH RESULTS OF OPERATIONS
_______________________________________________________________________


                                 WPS RESOURCES CORPORATION
                      COMPARATIVE TWELVE MONTHS YEAR-ENDED STATEMENTS
===============================================================================================
CONSOLIDATED STATEMENT OF INCOME                                        Twelve Months Ended
(Thousands, except per share amounts)                                       September 30
                                                                        1999           1998
===============================================================================================
Operating revenues
Electric utility revenues                                          $  574,809       $  538,707
Gas utility revenues                                                  182,733          177,428
Nonregulated energy and other                                         337,377          308,048
-----------------------------------------------------------------------------------------------
Total operating revenues                                            1,094,919        1,024,183
===============================================================================================
Operating expenses
Electric production fuels                                             113,285          111,076
Purchased power                                                        74,317           53,767
Gas purchased for resale                                              115,319          116,373
Nonregulated energy cost of sales                                     321,736          302,093
Other operating expenses                                              183,904          169,495
Maintenance                                                            62,877           45,984
Depreciation and decommissioning                                       84,234           85,473
Taxes other than income                                                32,858           31,580
-----------------------------------------------------------------------------------------------
Total operating expenses                                              988,530          915,841
===============================================================================================
Operating income                                                      106,389          108,342
-----------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds used during construction                       524              151
Other, net                                                              6,261            6,589
-----------------------------------------------------------------------------------------------
Total other income and (deductions)                                     6,785            6,740
===============================================================================================
Income before interest expense                                        113,174          115,082
-----------------------------------------------------------------------------------------------
Interest on long-term debt                                             24,790           24,865
Other interest                                                          6,554            5,591
Allowance for borrowed funds used during construction                  (2,039)            (228)
-----------------------------------------------------------------------------------------------
Total interest expense                                                 29,305           30,228
===============================================================================================
Distributions - preferred securities of subsidiary trust                3,500              613
===============================================================================================
Income before income taxes                                             80,369           84,241
Income taxes                                                           24,706           28,818
Minority interest                                                        (479)            (583)
Preferred stock dividends of subsidiary                                 3,115            3,133
-----------------------------------------------------------------------------------------------
Net income                                                             53,027           52,873
-----------------------------------------------------------------------------------------------
Other comprehensive income                                                  -                -
-----------------------------------------------------------------------------------------------
Comprehensive income                                                   53,027           52,873
===============================================================================================
Retained earnings at beginning of period                              341,883          339,385
Cash dividends on common stock                                         52,852           50,375
-----------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $  342,058       $  341,883
===============================================================================================
Average shares of common stock                                         26,577           26,514
Earnings per average share of common stock                              $2.00            $1.99
Dividend per share of common stock                                      $1.99            $1.95
===============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation and Upper Peninsula Power Company. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses including WPS Energy Services, Inc. and WPS Power Development, Inc. Approximately 84% of our assets at September 30, 1999, and approximately 67% of our revenues for the first nine months of 1999 were derived from Wisconsin Public Service, an electric and gas utility. Substantially all of our net income for the first nine months of 1999 was derived from Wisconsin Public Service and Upper Peninsula Power, an electric utility.

            THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

WPS RESOURCES OVERVIEW

WPS Resources' consolidated operating revenues were $251.0 million in the third quarter of 1999 compared with $247.9 million in the third quarter of 1998, an increase of 1.3%. Net income was $13.8 million in the third quarter of 1999 and $11.8 million in the third quarter of 1998, an increase of 16.9%. Basic and diluted earnings per share were $0.52 in the third quarter of 1999 compared with $0.45 in the third quarter of 1998, an increase of 15.6%. The reasons for the increase in earnings, as explained below, were higher electric utility, gas utility, and nonregulated margins and an increase in other income. Partially offsetting these factors were increases in other operating expenses and maintenance expenses.

OVERVIEW OF UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

Revenues at Wisconsin Public Service were $179.9 million in the third quarter of 1999 compared with $158.0 million in the third quarter of 1998, an increase of 13.9%. Earnings on common stock were $15.8 million in the third quarter of 1999 and $15.1 million in the third quarter of 1998, an increase of 4.6%. The primary reasons for the increase in earnings on common stock were higher electric utility and gas utility margins and an increase in other income. Partially offsetting these factors were higher other operating and maintenance expenses.

Revenues at Upper Peninsula Power were $16.1 million in the third quarter of 1999 compared with $15.9 million in the third quarter of 1998, an increase of 1.3%. Earnings on common stock were $0.3 million in the third quarter of 1999 and $0.5 million in the third quarter of 1998.

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

WPS Resources' consolidated electric utility margin increased $4.0 million, or 4.0%, primarily due to Wisconsin Public Service's implementation of a Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates.


                                                   Third Quarter
WPS Resources' Consolidated                 --------------------------
Electric Utility Margins (Thousands)           1999             1998
------------------------------------           ----             ----

Revenues                                     $162,952         $146,007
Fuel and purchased power                       58,781           45,871
                                              -------          -------

Margins                                      $104,171         $100,136
                                              =======          =======

Sales in kilowatt-hours (Thousands)         3,265,890        3,306,208

Our consolidated electric utility revenues increased $16.9 million, or 11.6%. Revenues at Wisconsin Public Service were up 13.0% largely due to the Wisconsin retail electric rate increase and additional wholesale revenues because of unusually warm weather early in the third quarter of 1999. This occurred in spite of the fact that overall sales volumes at Wisconsin Public Service were down 1.3%.

Our consolidated fuel expense increased $1.9 million, or 6.1%, due to increased production at Wisconsin Public Service's combustion turbine generating plants. Our consolidated purchased power expense increased
$11.0 million, or 76.5%, primarily due to additional purchase requirements at Wisconsin Public Service. Purchase requirements and prices were higher during a period of unusually warm weather early in the third quarter of 1999. This increase was partially offset by purchases made late in the third quarter of 1999 when purchased power prices were low.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at September 30, 1999 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $2.0 million, or 2.3%. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                                    Third Quarter
Wisconsin Public Service's                    ------------------------
Gas Utility Margins (Thousands)                 1999             1998
-------------------------------                 ----             ----

Revenues                                      $30,529          $25,890
Purchase costs                                 19,840           17,211
                                               ------           ------

Margins                                       $10,689          $ 8,679
                                               ======           ======

Volume in therms (Thousands)                  103,748           96,586

Wisconsin Public Service's gas revenues increased $4.6 million, or 17.9%. This increase was due to the implementation of new Wisconsin retail gas rates and a 7.4% increase in overall therm sales.

Wisconsin Public Service's gas purchase costs increased $2.6 million, or 15.3%. This increase resulted from additional purchase requirements and higher gas costs in the third quarter of 1999. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

Other operating expenses at Wisconsin Public Service increased $1.5 million, or 4.3%, primarily due to higher pension and post-retirement medical expenses as a result of a decrease in the discount rate used to calculate these obligations.

Maintenance expense at Wisconsin Public Service's fossil-fueled generation plants increased $1.3 million due to additional costs for scheduled and unscheduled maintenance activities. Electric transmission and distribution maintenance expense at Wisconsin Public Service increased $3.9 million primarily due to costs for repairing storm damage experienced in the third quarter of 1999 and for precertification costs associated with the proposed Wausau to Arrowhead transmission line.

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

Nonregulated operations experienced a loss of $2.3 million in the third quarter of 1999 compared with a loss of $3.8 million in the third quarter of 1998. Although margins on nonregulated energy sales continue to grow, losses are being experienced primarily due to operating expenses associated with new facilities, market expansion, and the pursuit of additional projects.

OVERVIEW OF WPS ENERGY SERVICES

Revenues at WPS Energy Services were $50.9 million in the third quarter of 1999 compared with $75.0 million in the third quarter of 1998, a decrease of 32.1%. WPS Energy Services experienced a loss of $1.2 million in the third quarter of 1999 compared with a loss of $2.2 million in the third quarter of 1998. The primary reason for the decrease in losses was improved trading activities in 1999. Partially offsetting this factor was a $0.7 million one-time pretax write-down related to an investment in a gas production field.

NONREGULATED MARGINS (WPS ENERGY SERVICES)

Gas and electric margins at WPS Energy Services in the third quarter of 1999 remained fairly stable when compared with the third quarter of 1998. Gas revenues at WPS Energy Services were $49.6 million in the third quarter of 1999 compared with $65.7 million in the third quarter of 1998, a decrease of 24.5%. The decrease was the result of increased emphasis on higher quality wholesale transactions versus wholesale transactions with lower margins. Electric revenues at WPS Energy Services were $1.1 million in the third quarter of 1999 and $9.1 million in the third quarter of 1998, a decrease of 87.9%. This decrease was the result of WPS Energy Services' effort to focus participation in the wholesale electric markets, where transactions are based on physical generation assets controlled by an affiliate of WPS Resources.

WPS Energy Services' gross margins were $0.9 million in the third quarter of 1999 and $1.0 million in the third quarter of 1998, a decrease of 10.0%. This change was due to decreased wholesale sales and resulted in a decrease in gas purchases of $16.1 million and a decrease in electric purchases of $8.0 million.

OTHER NONREGULATED EXPENSES/INCOME (WPS ENERGY SERVICES)

Improved processes and strategies emphasizing reduced risk at WPS Energy Services resulted in gas trading gains of $0.1 million in the third quarter of 1999 compared with gas trading losses of $0.9 million in the third quarter of 1998. In addition, the volume of instruments traded has decreased. No electric trading gains or losses were experienced in the third quarter of 1999 compared with electric trading losses of $1.0 million in the third quarter of 1998.

PRICE RISK MANAGEMENT ACTIVITIES (WPS ENERGY SERVICES)

WPS Resources engages in minimal price risk management activities at its utility operations because much of the utility price risk exposure is recoverable through customer rates. (See pages 18 and 19 for descriptions of electric and gas retail price adjustment mechanisms.) More price risk exposure is experienced at WPS Energy Services, and WPS Energy Services actively engages in price risk management activities.

WPS Energy Services uses derivative financial and commodity instruments including futures and forward contracts. These derivatives reduce the market risk associated with changes in the price of natural gas and electricity sold under fixed price commitments with certain customers. WPS Energy Services also uses price swap agreements, call and put option contracts, and futures and forward contracts. These derivatives manage the risk associated with a portion of the anticipated supply requirements. WPS Energy Services uses derivatives, within specified guidelines, for trading purposes.

The notional amount of derivatives outstanding at September 30, 1999, decreased from December 31, 1998, due to the end of the 1999 winter heating season. This includes a decrease of approximately 38.0% for hedging activities and 91.0% for trading activities. Although wholesale activity has decreased, as WPS Energy Services enters into supply commitments for the 1999-2000 winter season, it expects that the notional amount of derivatives outstanding will increase accordingly.

OTHER NONREGULATED OPERATIONS

Losses at WPS Power Development were $0.7 million in the third quarter of 1999 compared with $0.6 million in the third quarter of 1998. The increased losses were due to additional costs incurred in the third quarter of 1999 for the operation of newly acquired facilities and the pursuit of new projects.

WPS Power Development experienced an increase of $3.4 million in its margin on operating generation facilities in the third quarter of 1999. This increase was largely due to the operation of the electric generation assets acquired in Maine and Canada on June 8, 1999. Other operating expenses at WPS Power Development increased $2.2 million due to operating expenses related to the Maine Public Service asset acquisition and to higher operating expenses at ECO Coal Pelletization #12, LLC. Although not significant for the third quarter, ECO Coal Pelletization #12 resumed production and sales of coal briquettes. Also contributing to higher operating expenses at WPS Power Development were additional costs related to the pursuit and development of new projects.

            NINE MONTHS 1999 COMPARED WITH NINE MONTHS 1998

WPS RESOURCES OVERVIEW

WPS Resources' consolidated operating revenues were $802.4 million in the first nine months of 1999 compared with $771.2 million in the first nine months of 1998, an increase of 4.0%. Net income was $46.6 million in the first nine months of 1999 and $40.2 million in the first nine months of 1998, an increase of 15.9%. Basic and diluted earnings per share were $1.75 in the first nine months of 1999 compared with $1.52 in the first nine months of 1998, an increase of 15.1%. The primary reasons for the increase in earnings, as explained below, were higher electric utility, gas utility, and nonregulated margins and an increase in other income. Partially offsetting these factors were higher other operating expenses and maintenance expenses.

OVERVIEW OF UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

Revenues at Wisconsin Public Service were $534.9 million in the first nine months of 1999 compared with $485.7 million in the first nine months of 1998, an increase of 10.1%. Earnings on common stock were $49.8 million in the first nine months of 1999 and $44.4 million in the first nine months of 1998, an increase of 12.2%. The primary reasons for the increase in earnings on common stock at Wisconsin Public Service were increased electric and gas utility margins. Margins increased largely as a result of the implementation of a January 15, 1999, Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates and a 5.1% increase in Wisconsin retail gas rates. Partially offsetting these factors were increases in other operating expenses and maintenance expense.

Revenues at Upper Peninsula Power were $46.8 million in the first nine months of 1999 compared with $45.4 million in the first nine months of 1998, an increase of 3.1%. Earnings on common stock were $2.2 million in the first nine months of 1999 and $2.3 million in the first nine months of 1998.

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

WPS Resources' consolidated electric utility margin increased $11.2 million, or 3.9%. Wisconsin Public Service's electric utility margin increased
$12.7 million primarily due to its implementation of a January 15, 1999 Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates.

                                                      Nine Months
WPS Resources' Consolidated                     ----------------------
Electric Utility Margins (Thousands)               1999         1998
------------------------------------               ----         ----

Revenues                                         $442,270     $410,721
Fuel and purchased power                          146,347      126,001
                                                  -------      -------

Margins                                          $295,923     $284,720
                                                  =======      =======

Sales in kilowatt-hours (Thousands)             9,399,470    9,189,539


Our consolidated electric utility revenues increased $31.5 million, or 7.7%, largely due to the electric rate increase at Wisconsin Public Service. Also contributing to higher electric revenues was a 8.5% increase in overall kilowatt-hour sales at Wisconsin Public Service and a 3.5% increase in kilowatt-hour sales at Upper Peninsula Power. These sales were largely the result of weather that was 12.3% colder in the first nine months of 1999 than in the first nine months of 1998. However, weather was still 8.4% warmer than normal.

Our consolidated electric production fuel expense increased $2.5 million, or 2.9%, primarily as a result of increased generation requirements at Wisconsin Public Service's combustion turbine and nuclear generating plants in the first nine months of 1999. Partially offsetting this factor was a decrease in production at Wisconsin Pubic Service's fossil-fueled generation plants as a result of scheduled maintenance activities.

Our consolidated purchased power expense increased $17.9 million, or 42.6%, primarily due to additional purchase requirements at both Wisconsin Public Service and Upper Peninsula Power in the first nine months of 1999. Purchase requirements increased 40.2% at Wisconsin Public Service due to the lack of production at its fossil-fueled generation plants which were off-line for scheduled maintenance activities in the first half of 1999. In addition, the cost of purchases were 9.0% higher in the first nine months of 1999 than in the same period in 1998.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at September 30, 1999 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The consolidated gas utility margin increased $8.2 million, or 19.3%, in the first nine months of 1999. The gas utility margin at Wisconsin Public Service increased $9.6 million, or 22.1%, in the first nine months of 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates and to an increase in therm sales.

                                                      Nine Months
Wisconsin Public Service's                      ----------------------
Gas Utility Margins (Thousands)                   1999           1998
-------------------------------                   ----           ----

Revenues                                        $133,384      $115,762
Purchase costs                                    80,617        72,545
                                                 -------       -------

Margins                                         $ 52,767      $ 43,217
                                                 =======       =======

Volume in therms (Thousands)                     475,829       434,315

Wisconsin Public Service gas operating revenues increased $17.6 million, or 15.2%. This increase was due to the implementation of new Wisconsin retail gas rates and a 9.6% increase in overall therm sales as a result of colder weather in the first nine months of 1999. Although weather was 12.3% colder in the first nine months of 1999 than in the first nine months of 1998, it was still 8.4% warmer than normal. In addition, gas revenues at Wisconsin Public Service in the first nine months of 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to its customers.

Wisconsin Public Service's gas purchase costs increased $8.1 million, or 11.3%. This increase was largely due to increased sales. Gas purchase costs for the first nine months of 1998 were reduced due to the $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the third quarter of 1998. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

Other operating expenses at Wisconsin Public Service increased $8.1 million, or 8.0%, primarily due to higher electric distribution expense of $2.1 million, higher customer service expense of $3.2 million, and higher pension costs of $2.8 million due to a decrease in the discount rate used to calculate this expense.

Maintenance expense at Wisconsin Public Service increased $9.6 million, or 28.4%, primarily due to additional costs of $6.8 million for scheduled and unscheduled maintenance activities at the fossil-fueled generation plants. Maintenance of overhead lines also increased largely as a result of expenditures of $1.4 million for repairing storm damage experienced in the third quarter of 1999. Precertification costs increased $0.7 million due to expenses associated with the proposed Wausau to Arrowhead transmission line.

OVERVIEW OF NONREGULATED OPERATIONS

Nonregulated operations experienced a loss of $5.4 million in the first nine months of 1999 compared with a loss of $6.5 million in the first nine months of 1998. Although margins on nonregulated energy sales continue to grow, losses are being experienced primarily due to operating expenses associated with new facilities, market expansion and the pursuit of additional projects. In addition, nonregulated earnings in the first nine months of 1998 included a one-time dividend of $2.0 million received by WPS Resources from a venture capital investment in the first quarter of 1998.

OVERVIEW OF WPS ENERGY SERVICES

Revenues at WPS Energy Services were $213.2 million in the first nine months of 1999 compared with $243.6 million in the first nine months of 1998, a decrease of 12.5%. WPS Energy Services experienced a loss of $2.0 million in the first nine months of 1999 compared with a loss of $4.7 million in the first nine months of 1998. The primary reasons for the decrease in losses were lower electric and gas trading losses primarily due to improved trading activities in 1999 and an increase in the gas margin due to improved gas procurement operations and processes, including a reduced emphasis on wholesale sales. Partially offsetting these factors was a one-time pretax write-down of $0.7 million related to an investment in a gas production field.

NONREGULATED MARGINS (WPS ENERGY SERVICES)

Gas margins at WPS Energy Services were $4.3 million in the first nine months of 1999 compared with $3.1 million in the first nine months of 1998, an increase of 38.7%. Electric margins remained fairly stable. Gas revenues at WPS Energy Services were $209.7 million in the first nine months of 1999 compared with $225.5 million in the first nine months of 1998. This decrease was the result of increased emphasis on higher quality wholesale transactions versus wholesale transactions with lower margins. Electric revenues were $2.9 million in the first nine months of 1999 and $17.5 million in the first nine months of 1998, a decrease of 83.3%. This decrease was the result of WPS Energy Services' effort to focus participation in the wholesale electric markets where transactions are based on physical generation assets controlled by an affiliate of WPS Resources.

WPS Energy Services' cost of sales were $208.1 million in the first nine months of 1999 and $239.8 million in the first nine months of 1998, a decrease of 13.2%. This decrease was due to decreased gas purchases of $17.1 million due to lower sales, improvements in gas procurement processes and decreased electric purchases of $14.6 million due to decreased sales.

OTHER NONREGULATED EXPENSES/INCOME (WPS ENERGY SERVICES)

Other operating expenses at WPS Energy Services increased $0.9 million, or 14.4%, primarily due to costs of $0.7 million associated with entering into expanded retail customer-choice programs. Improved processes and strategies emphasizing reduced risk at WPS Energy Services resulted in a slight gas trading gain in the first nine months of 1999 compared with gas trading losses of $3.2 million in the first nine months of 1998. Minimal electric trading losses were experienced in the first nine months of 1999 compared with $1.1 million in the first nine months of 1998.

PRICE RISK MANAGEMENT ACTIVITIES (WPS ENERGY SERVICES)

WPS Resources engages in minimal price risk management activities at its utility operations because much of the utility price risk exposure is recoverable through customer rates. More price risk exposure is experienced at WPS Energy Services, and WPS Energy Services actively engages in price risk management activities. See the discussion at pages 20 and 21 for a discussion of WPS Energy Services' price risk management activities.

OTHER NONREGULATED OPERATIONS

Losses at WPS Power Development were $2.4 million in the first nine months of 1999 compared with $1.5 million in the first nine months of 1998. The increase in losses at WPS Power Development was primarily due to additional costs incurred in the first nine months of 1999 for the operation of newly acquired facilities and the pursuit of new projects.

WPS Power Development experienced an increase of $5.7 million in its margin on operating generation facilities in the first nine months of 1999. This increase was largely due to the operation of the electric generation assets acquired in Maine and Canada on June 8, 1999. Other operating expenses at WPS Power Development increased $4.4 million due to operating expenses related to the Maine Public Service asset acquisition and to higher operating expenses at ECO Coal Pelletization #12, LLC. Although not significant for the first nine months of 1999, ECO Coal Pelletization #12 resumed production and sales of coal briquettes in the third quarter. Also contributing to higher operating expenses at WPS Power Development were additional costs related to the pursuit and development of new projects.

The first nine months of 1998 included a one-time dividend of $2.0 million received by WPS Resources from a venture capital investment. This dividend represented a four cents per share increase to earnings for the first nine months of 1998.

                      FINANCIAL CONDITION - WPS RESOURCES

INVESTMENTS AND FINANCING

Special common stock dividends of $25.0 million were paid by Wisconsin Public Service to WPS Resources in the first nine months of 1999. Equity infusions of $45.0 million were made by WPS Resources to Wisconsin Public Service Corporation in the first nine months of 1999. These special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at its target level as established by the Public Service Commission of Wisconsin in its most recent rate order.

Cash requirements exceeded internally generated funds in the first nine months of 1999 and short-term borrowings increased $46.4 million as a result of obtaining funds for the acquisition of generating units from Maine Public Service. Our pretax interest coverage was 3.13 times for the 12 months ended September 30, 1999. See the table below for WPS Resources' credit ratings.

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

     * No securities currently outstanding.

We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt and common stock to reduce short-term debt and to maintain desired capitalization ratios.

The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. We recently filed a shelf registration with the Securities and Exchange Commission which allows the issuance of $400.0 million in the aggregate of long-term debt and common stock. We may issue up to $100.0 million of long-term debt in the next few months to reduce short-term debt. We began issuing new shares of common stock for our Stock Investment Plan in January 1999. We may also expand our leveraged employee stock ownership plan during the next three-year period.

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

Upper Peninsula Power will incur construction expenditures of about
$23.0 million in the aggregate for the period 1999 through 2001, primarily for electric distribution improvements.

On November 1, 1999, WPS Power Development completed the purchase from
PP&L Resources, Inc. of the Sunbury Station.  The purchase includes a
389 megawatt coal fired plant, two oil-fired combusion turbines with a capacity of 42 megawatts, coal inventories and a coal transshipment facility. We plan to refinance the acquisition of this project with nonrecourse long-term debt.

WPS Power Development's purchase of generation assets from Maine Public Service which was financed with $37.5 million of short-term debt is being refinanced with $24.0 million of nonrecourse long-term debt and equity from its parent.

Other investment expenditures for nonregulated projects are uncertain since there are few firm commitments at this time. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing and/or through a new subsidiary, WPS Resources Capital Corporation, which was formed in January 1999 to obtain funding for those projects.

REGULATORY

Wisconsin Public Service received a rate order in the Wisconsin jurisdiction on January 15, 1999. The impact is a $26.9 million increase in electric revenues and a $10.3 million increase in gas revenues on an annual basis.
The new rates are effective for 1999 and 2000. The Public Service Commission of Wisconsin authorized a 12.1% return on Wisconsin Public Service's equity for 1999 and 2000.

On July 1, 1999 Wisconsin Public Service filed to reopen this rate order to consider issues related to the Kewaunee Nuclear Power Plant, the recovery of deferred expenses related to the repowering of Pulliam Unit 3, and the fuel forecast for 2000. Hearings on the rate reopener were held on October 12, 1999. As a result of those hearings, we expect to receive a $21.1 million or 4.6% electric rate increase with new rates to be implemented January 1, 2000. The Public Service Commission of Wisconsin is expected to rule on this request in December 1999.

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

In addition, we have identified, contacted, and assessed suppliers and other business partners for Year 2000 readiness, as these external parties may have the potential to impact our Year 2000 readiness. We are also working to address Year 2000 issues related to all joint ownership facilities. At the present time, we are not aware of problems that would materially impact our operations. However, we have no means of ensuring that all third parties will be Year 2000 compliant in a timely manner, and the inability of these parties to resolve successfully their Year 2000 issues could have a material impact on our operations.

Due to fewer expenditures for hardware and software than originally anticipated, the estimate of total Year 2000 project costs has been reduced to $5.1 million. The Wisconsin retail portion of this cost has been approved for rate recovery by the Public Service Commission of Wisconsin. This estimate includes internal labor costs of $2.0 million, software replacement costs for non-compliant products of $1.2 million, and contract labor costs of $1.9 million. Expenditures for the Year 2000 project incurred through September 30, 1999, were $3.4 million.

The failure to correct a material Year 2000 problem could result in an interruption in, or the failure of, certain normal business activities or operations which could materially affect our results of operations. However, due to the general uncertainty inherent in the Year 2000 issue, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on operations. A preliminary identification of potential risks related to the failure to be in compliance by the Year 2000 was made. The most reasonably likely worst case Year 2000 scenario includes loss or unavailability of some generation, partial loss of system monitoring and control functions, partial loss of voice communications, loss of transmission facilities, and loss of load or uncharacteristic loads. We believe that the probable extent of any of these events is not significantly in excess of similar events caused by normal risks and that the handling of such events is within the capabilities of the systems.

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

ENVIRONMENTAL

In September 1998, the Environmental Protection Agency required certain states, including Wisconsin, to develop plans to reduce the emission of nitrogen oxides from sources within the state by May of 2003. In May 1999, the United States Court of Appeals for the District of Columbia found the national air quality standards for ozone and particulate matter flawed. The Court stayed the requirement for states to file implementation plans by September of 1999. The Public Service Commission of Wisconsin held a hearing on October 19, 1999 to review the plans of Wisconsin utilities to meet the pollution reduction standards. The Public Service Commission of Wisconsin has already approved Phase I of the jointly owned Columbia Energy Center's selective catalytic reduction installation. Wisconsin Public Service's cost for this installation which is expected to be completed in the spring of 2000 is $6.3 million.

Capital expenditures for complying with the original requirements in current year dollars are projected to be between $61.0 million and $112.0 million in 1999 dollars. The nature of any revised emission standard, the implementation period for compliance, and the number of Wisconsin utilities required to implement the new standard could impact future expenditure levels.

        RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for 75% of revenues for the first nine months of 1999, while gas operations accounted for 25% of revenues for the first nine months of 1999.

            THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

WISCONSIN PUBLIC SERVICE OVERVIEW

Revenues at Wisconsin Public Service were $179.9 million in the third quarter of 1999 compared with $158.0 million in the third quarter of 1998, an increase of 13.9%. Earnings on common stock were $15.8 million in the third quarter of 1999 and $15.1 million in the third quarter of 1998, an increase of 4.6%. The primary reasons for the increase in earnings on common stock were higher electric utility and gas utility margins and an increase in other income. Partially offsetting these factors were higher other operating expenses and maintenance expenses.

ELECTRIC UTILITY OPERATIONS

Wisconsin Public Service's consolidated electric utility margin increased $5.3 million, or 5.9%, primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates.

                                                    Third Quarter
Wisconsin Public Service                     --------------------------
Electric Utility Margins (Thousands)            1999             1998
------------------------------------            ----             ----

Revenues                                      $149,346         $132,107
Fuel and purchased power                        54,517           42,550
                                               -------          -------

Margin                                        $ 94,829         $ 89,557
                                               =======          =======

Sales in kilowatt-hours (Thousands)          3,137,697        3,177,521

Wisconsin Public Service's electric utility revenues increased $17.2 million, or 13.0%. Although overall sales volumes at Wisconsin Public Service were down 1.3%, revenues were up 13.0% largely due to the Wisconsin retail electric rate increase and to additional revenues from wholesale customers because of higher prices received during a period of unusually warm weather early in the third quarter of 1999.

Wisconsin Public Service's fuel expense increased $1.8 million, or 5.6%, due to increased production at the combustion turbine generating plants. Wisconsin Public Service's purchased power expense increased $10.2 million, or 91.4%, primarily due to additional purchase requirements during a period of unusually warm weather early in the third quarter of 1999. This increase was partially offset by purchases made late in the third quarter of 1999 when purchased power prices were low.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at September 30, 1999, are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS

The gas utility margin at Wisconsin Public Service increased $2.0 million, or 2.3%. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates.

                                                  Third Quarter
Wisconsin Public Service's                  -------------------------
Gas Utility Margins (Thousands)               1999              1998
-------------------------------               ----              ----

Revenues                                    $30,529           $25,890
Purchase costs                               19,840            17,211
                                             ------            ------

Margins                                     $10,689           $ 8,679
                                             ======            ======

Volume in therms (Thousands)                103,748            96,586

Wisconsin Public Service's gas revenues increased $4.6 million, or 17.9%. This increase was due to the implementation of new Wisconsin retail gas rates and a 7.4% increase in overall therm sales.

Wisconsin Public Service's gas purchase costs increased $2.6 million, or 15.3%. This increase resulted from additional purchase requirements and higher gas costs in the third quarter of 1999. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at Wisconsin Public Service increased $1.5 million, or 4.3%, primarily due to higher pension and post-retirement medical expenses due to a decrease in the discount rate used to calculate these obligations.

Maintenance expense at Wisconsin Public Service's fossil-fueled generation plants increased $1.3 million due to additional costs for scheduled and unscheduled maintenance activities. Electric transmission and distribution maintenance expense at Wisconsin Public Service increased $3.9 million primarily due to costs for repairing storm damage experienced in the third quarter of 1999 and for precertification costs associated with the proposed Wausau to Arrowhead transmission line.

PRICE RISK MANAGEMENT ACTIVITIES

Wisconsin Public Service engages in minimal price risk management activities because much of the utility price risk exposure is recoverable through customer rates.

               NINE MONTHS 1999 COMPARED WITH NINE MONTHS 1998

WISCONSIN PUBLIC SERVICE

Revenues at Wisconsin Public Service were $534.9 million in the first nine months of 1999 compared with $485.7 million in the first nine months of 1998, an increase of 10.1%. Earnings on common stock were $49.8 million in the first nine months of 1999 and $44.4 million in the first nine months of 1998, an increase of 12.2%. The primary reasons for the increase in earnings on common stock, as explained below, were higher electric and gas utility margins and an increase in other income. Partially offsetting these factors were higher other operating expenses and maintenance expenses.

ELECTRIC UTILITY OPERATIONS

Wisconsin Public Service's electric utility margin increased $12.7 million, or 5.0%, primarily due to the implementation of a January 15, 1999 Public Service Commission of Wisconsin rate order which authorized a 6.3% increase in Wisconsin retail electric rates.

                                                       Nine Months
Wisconsin Public Service's                      ------------------------
Electric Utility Margins (Thousands)               1999           1998
------------------------------------               ----           ----

Revenues                                         $401,523       $369,971
Fuel and purchased power                          133,980        115,095
                                                  -------        -------

Margins                                          $267,543       $254,876
                                                  =======        =======

Sales in kilowatt-hours (Thousands)             8,955,022      8,748,125

Wisconsin Public Service's electric utility revenues increased $31.6 million, or 8.5%, largely due to the electric rate increase. Also contributing to higher electric revenues was an 8.5% increase in overall kilowatt-hour sales. These sales were largely the result of weather that was 12.3% colder in the first nine months of 1999 than in the first nine months of 1998. However, weather was still 8.4% warmer than normal.

Wisconsin Public Service's electric production fuel expense increased
$2.3 million, or 2.8%, primarily as a result of increased generation requirements at Wisconsin Public Service's combustion turbine and nuclear generating plants in the first nine months of 1999. Partially offsetting this factor was a decrease in production at the fossil-fueled generation plants as a result of scheduled maintenance activities.

Wisconsin Public Service's purchased power expense increased $16.5 million, or 52.8%, primarily due to additional purchase requirements in the first nine months of 1999. Purchase requirements increased 40.2% at Wisconsin Public Service due to lack of production at its fossil-fueled generation plants which were off-line for scheduled maintenance activities in the first half of 1999. In addition, the cost of purchases were 9.0% higher in the first nine months of 1999 than in the same period in 1998.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to prospectively adjust the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 1999 fuel costs at September 30, 1999 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS

The gas utility margin at Wisconsin Public Service increased $9.6 million, or 22.1%, in the first nine months of 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates and an increase in therm sales.

                                                   Nine Months
Wisconsin Public Service's                   -----------------------
Gas Utility Margins (Thousands)                1999           1998
-------------------------------                ----           ----

Revenues                                     $133,384       $115,762
Purchase costs                                 80,617         72,545
                                              -------        -------

Margins                                      $ 52,767       $ 43,217
                                              =======        =======

Volume in therms (Thousands)                  475,829        434,315

Wisconsin Public Service's gas operating revenues increased $17.6 million, or 15.2%. This increase was due to the implementation of new Wisconsin retail gas rates and a 9.6% increase in overall therm sales as a result of colder weather in the first nine months of 1999. Although weather was 12.3% colder in the first nine months of 1999 than in the first nine months of 1998, it was still 8.4% warmer than normal. In addition, gas revenues at Wisconsin Public Service in the first nine months of 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to its customers.

Wisconsin Public Service's gas purchase costs increased $8.1 million, or 11.3%. This increase was largely due to increased sales. Gas purchase costs for the first nine months of 1998 were reduced due to the $7.5 million refund from ANR Pipeline Company which was credited to gas expense in the third quarter of 1998. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME

Other operating expenses at Wisconsin Public Service increased $8.1 million, or 8.0%, primarily due to higher miscellaneous electric distribution expense of $2.1 million, higher customer service expense of $3.2 million, and higher pension costs of $2.8 million due to a decrease in the discount rate used to calculate this expense.

Maintenance expense at Wisconsin Public Service increased $9.6 million, or 28.4%, primarily due to additional costs of $6.8 million for scheduled and unscheduled maintenance activities at the fossil-fueled generation plants. Maintenance of overhead lines also increased largely as a result of an additional estimated cost of $1.4 million for repairing storm damage experienced in the third quarter of 1999. Precertification costs increased $0.7 million due to expenses associated with the proposed Wausau to Arrowhead transmission line.

PRICE RISK MANAGEMENT ACTIVITIES

Wisconsin Public Service engages in minimal price risk management activities because much of the utility price risk exposure is recoverable through customer rates.

                FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

INVESTMENTS AND FINANCING

Special common stock dividends of $25.0 million were paid by Wisconsin Public Service to WPS Resources in the first nine months of 1999. Equity infusions of $45.0 million were made by WPS Resources to Wisconsin Public Service Corporation in the first nine months of 1999. These special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at its target level as established by the Public Service Commission of Wisconsin in its most recent rate order.

Internally generated funds exceeded cash requirements in the first nine months of 1999 resulting in a $5.0 million reduction in short-term borrowings. Pretax interest coverage was 4.48 times for the 12 months ended September 30, 1999. See the table below for Wisconsin Public Service's credit ratings.

Credit Ratings                           Standard & Poor's      Moody's
--------------                           -----------------      -------

Wisconsin Public Service Corporation
  Bonds                                         AA+               Aa2
  Preferred stock                               AA                aa3
  Commercial paper                              A1+               P1

See WPS Resources' management discussion at page 26 for additional information regarding Wisconsin Public Service's financial condition.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under "Price Risk Management Activities (WPS Energy Services)" as part of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 20 and 21.

                          PART II.  OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

PURCHASE OF ELECTRIC GENERATION UNITS

On November 1, 1999, WPS Power Development, Inc. completed the purchase of the 389 megawatt, coal-fired Sunbury Station from PP&L Resources, Inc. The total purchase price is $106.0 million. Included in the purchase are two oil-fired combustion turbines with a capacity of 42 megawatts, coal inventories, and a coal transshipment facility.

LEGISLATION

On October 27th, the Governor signed the State of Wisconsin Budget Bill. The Bill included several items affecting utilities and utility holding companies. The legislation:

 - Changes the asset cap for three investor-owned utility holding companies, including WPS Resources, to allow investments in energy and energy-related business which would be exempt from the asset cap calculation,

 - Requires the utility subsidiaries of these three utility holding companies to place their transmission assets into a statewide transmission company as a condition of applying the new asset cap provisions, and

 - Increases the amount of public benefits spending used for low-income energy assistance, conservation and renewable energy research.

The statewide transmission company will be owned by those utilities transferring transmission assets into the new company. This transmission company will own electric transmission facilities in Wisconsin and neighboring states. These legislative changes do not require any public utility to contribute its transmission facilities to the transmission company. The bill only requires such a transfer as a condition of granting relief to a public utility holding company from the asset cap.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  The following documents are included as a part of this filing.

                  Exhibit 12     Ratio of Earnings to Fixed Charges and
                                    Ratio of Earnings to Fixed Charges
                                    and Preferred Dividends

                  Exhibit 27     Financial Data Schedule
                                    WPS Resources Corporation
                                    Wisconsin Public Service Corporation

            (b)   REPORTS ON FORM 8-K

                  None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WPS Resources Corporation



Date:  November 3, 1999                     /s/ Diane L. Ford
                                            _________________________________
                                            Diane L. Ford
                                            Vice President - Controller
                                            and Chief Accounting Officer

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



                                       Wisconsin Public Service Corporation


Date:  November 3, 1999                /s/ Diane L. Ford
                                       ____________________________________
                                       Diane L. Ford
                                       Vice President - Controller

                                       (Duly Authorized Officer and
                                       Chief Accounting Officer)

                         WPS RESOURCES CORPORATION AND
                      WISCONSIN PUBLIC SERVICE CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999




Exhibit No.                     Description
___________                     ___________

    12           Ratio of Earnings to Fixed Charges and Ratio of
                      Earnings to Fixed Charges and Preferred Dividends

    27           Financial Data Schedule
                      WPS Resources Corporation
                      Wisconsin Public Service Corporation