Form 10-Q/A
period 1999-09-30
WPS RESOURCES CORP
filed 1999-11-09
CIK 916863

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


                               WPS RESOURCES CORPORATION

============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                 Nine Months Ended
(Thousands)                                                             September 30
                                                                     1999           1998
============================================================================================

Cash flows from operating activities
Net income                                                     $    46,612      $    40,216

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                    62,104           64,144
Amortization of nuclear fuel and other                              11,176           12,718
Deferred income taxes                                               (2,715)         (12,059)
Investment tax credit restored                                      (1,343)          (1,598)
Allowance for equity funds used during construction                   (481)            (136)
Pension income                                                      (3,908)          (6,824)
Postretirement funding                                               4,847            3,669
Unrealized gains and losses on gas futures contracts                 9,069            1,159
Other, net                                                             533           (4,290)

Changes in
Customer and other receivables                                      24,806            4,411
Accrued utility revenues                                            10,413           11,609
Fossil fuel inventory                                                  (78)           1,010
Gas in storage                                                      (9,511)             580
Accounts payable                                                   (32,240)          (9,063)
Miscellaneous current and accrued liabilities                        5,403           (3,002)
Accrued taxes                                                        4,925           (5,156)
Gas refunds                                                              -              710
--------------------------------------------------------------------------------------------
Net cash from operating activities                                 129,612           98,098
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures       (102,141)         (58,032)
Purchase of other property and equipment                           (39,128)         (13,060)
Decommissioning funding                                             (6,818)         (12,930)
Other                                                                3,268            5,328
--------------------------------------------------------------------------------------------
Net cash used for investing activities                            (144,819)         (78,694)
============================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                           34,250          123,752
Redemptions of notes payable                                       (36,853)        (120,951)
Issuance of other long-term debt                                       150              955
Redemptions of other long-term debt                                    419          (50,183)
Issuance of mandatorily redeemable trust preferred securities            -           50,000
Issuance of commercial paper                                     1,115,398        1,150,391
Redemptions of commercial paper                                 (1,066,363)      (1,135,637)
Cash dividends on common stock                                     (39,708)         (37,841)
Issuance of common stock                                             7,893                -
Other                                                                 (489)          (1,935)
--------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       14,697          (21,449)
============================================================================================
Net decrease in cash and equivalents                                  (510)          (2,045)
Cash and equivalents at beginning of period                          7,134            8,495
============================================================================================
Cash and equivalents at end of period                          $     6,624      $     6,450
============================================================================================

Cash paid during period for
Interest, less amount capitalized                              $    17,916      $    16,611
Income taxes                                                        21,570           38,775
Preferred stock dividends of subsidiaries                            2,333            2,350
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