Form 10-K
period 1999-12-31
WPS RESOURCES CORP
filed 2000-03-16
CIK 916863

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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
                  (A Wisconsin Corporation)
                  700 North Adams Street
                  P. O. Box 19001
                  Green Bay, WI 54307-9001
                  800-450-7260


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.
--------------------------------

            WPS RESOURCES CORPORATION

                       $621,719,414 as of March 10, 2000

            WISCONSIN PUBLIC SERVICE CORPORATION

                       None


Number of shares outstanding of each class of common stock, as of
December 31, 1999
-----------------------------------------------------------------

WPS RESOURCES CORPORATION                 Common Stock, $1 par value,
                                          26,851,045 shares

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


                DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 11, 2000 is incorporated into Parts I and III.

                      WPS RESOURCES CORPORATION
                                 and
                 WISCONSIN PUBLIC SERVICE CORPORATION

                              FORM 10-K
        ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                  For the Year Ended December 31, 1999


                           TABLE OF CONTENTS

PART I

 1.   BUSINESS............................................................1

      A.   GENERAL
              WPS Resources Corporation...................................1
              Wisconsin Public Service Corporation........................1
              Upper Peninsula Power Company...............................2
              WPS Resources Capital Corporation...........................2
              WPS Energy Services, Inc....................................2
              WPS Power Development, Inc..................................2
              Regulatory Oversight........................................2
              An Overview of Industry Restructuring.......................3
                 General..................................................3
                 Effect on Operations.....................................3
              Regional Merger Activities..................................3
              Y2K Compliance..............................................4
              Forward-Looking Statements..................................4

      B.   ELECTRIC UTILITY MATTERS
              Electric Operations.........................................4
              Generating Capacity.........................................5
              Kewaunee Nuclear Power Plant................................5
                 General..................................................5
                 Ownership................................................6
                 Steam Generator Replacement..............................6
                 Formation of a Nuclear Management Company................7
                 Low-Level Radioactive Waste Storage......................7
                 Depreciation and Decommissioning.........................7
              Fuel Supply.................................................8
                 Electric Generation Mix..................................8
                 Fuel Costs...............................................8
                 Coal.....................................................8
                 Nuclear Fuel Cycle.......................................9
                 Spent Nuclear Fuel Disposal.............................10
                 Funding Decontamination and Decommissioning of
                   Federal Facilities....................................10
              Regulatory Matters in the Wisconsin Jurisdiction ..........11
                 Industry Restructuring..................................11
                 Independent System Operator.............................12
                 Utility Businesses and Affiliate Interest Standards.....12
                 Electric Supply Issues..................................12
                 Customer Rate Matters...................................13
              Regulatory Matters in the Michigan Jurisdiction............13
                 Industry Restructuring..................................13
                 Customer Rate Matters...................................14

              Regulatory Matters in the FERC Jurisdiction................14
                 Customer Rate Matters...................................14
                 Wholesale Status........................................14
                 Regulatory Compliance...................................14
                 Regional Transmission Organizations.....................15
                 Hydroelectric Licenses..................................15
              Other Matters..............................................16
                 Research and Development................................16
                 Technology..............................................16
                 Customer Segmentation...................................16
                 Contracted Construction Project.........................16
              Electric Financial Summary.................................17
              Electric Operating Statistics..............................18
                 Wisconsin Public Service Corporation....................18
                 Upper Peninsula Power Company...........................19

      C.   GAS UTILITY MATTERS
              Wisconsin Public Service Corporation's Gas Market..........20
              Gas Supply.................................................21
                 General.................................................21
                 Pipeline Capacity and Storage...........................21
                 Supply Contracts........................................22
              Regulatory Matters in the Wisconsin Jurisdiction...........22
                 Industry Restructuring..................................22
                 Cost Recovery Mechanism.................................22
                 Gas Supply Plan.........................................23
                 Customer Rates..........................................23
              Regulatory Matters in the Michigan Jurisdiction ...........23
                 Industry Restructuring..................................23
                 Gas Cost Recovery Plan..................................23
                 Customer Rates..........................................23
              Regulatory Matters in the Federal Energy Regulatory........23
              Commission Jurisdiction....................................23
              Gas Financial Summary......................................25
              Gas Operating Statistics...................................25
                 Wisconsin Public Service Corporation....................25

      D.   NONREGULATED BUSINESS ACTIVITIES
              General....................................................26
              WPS Energy Services, Inc...................................26
              WPS Power Development, Inc.................................27
                 Technology..............................................28

      E.   ENVIRONMENTAL MATTERS
              General....................................................28
              Air Quality................................................29
              Water Quality..............................................30
              Gas Plant Cleanup..........................................31
              Ash Disposal...............................................31

      F.   CAPITAL REQUIREMENTS..........................................32

      G.   EMPLOYEES.....................................................32

 2.   PROPERTIES.........................................................34

      A.   UTILITY.......................................................34
              Wisconsin Public Service Facilities........................34
              Upper Peninsula Power Facilities...........................35
      B.   NONREGULATED..................................................36

 3.   LEGAL PROCEEDINGS..................................................36

         Spent Nuclear Fuel Disposal.....................................36
         Funding Decontamination and Decommissioning of
            Federal Facilities...........................................36
         Environmental...................................................36

 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................36

 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................37

      A.   EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION...............37
      B.   EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION....39


PART II

 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
      RELATED STOCKHOLDER MATTERS........................................41

         WPS Resources Corporation Common Stock Two-Year Comparison......41
         Dividend Restrictions...........................................41
         Common Stock....................................................42

 6.   SELECTED FINANCIAL DATA............................................43

      WPS RESOURCES CORPORATION
      COMPARATIVE FINANCIAL STATEMENTS AND
      FINANCIAL STATISTICS (1995 TO 1999)

      A.   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME....43
      B.   CONSOLIDATED BALANCE SHEETS...................................44
      C.   FINANCIAL STATISTICS..........................................45

      WISCONSIN PUBLIC SERVICE CORPORATION
      COMPARATIVE FINANCIAL STATEMENTS AND
      FINANCIAL STATISTICS (1997 TO 1999)

      D.   SELECTED FINANCIAL DATA.......................................46
      E.   FINANCIAL STATISTICS..........................................47

      UPPER PENINSULA POWER COMPANY
      COMPARATIVE FINANCIAL STATEMENTS AND
      FINANCIAL STATISTICS (1997 TO 1999)

      F.   SELECTED FINANCIAL DATA.......................................48
      G.   FINANCIAL STATISTICS..........................................49

 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS .............................................50

         WPS RESOURCES CORPORATION.......................................50
         WISCONSIN PUBLIC SERVICE CORPORATION............................72

      A.   Quantitative And Qualitative Disclosures About Market Risk....76

 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................77

      WPS RESOURCES CORPORATION
      A.   CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,
           AND RETAINED EARNINGS.........................................77
      B.   CONSOLIDATED BALANCE SHEETS...................................78
      C.   CONSOLIDATED STATEMENTS OF CAPITALIZATION.....................80
      D.   CONSOLIDATED STATEMENTS OF CASH FLOWS.........................81
      E.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................82
      F.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................108

      WISCONSIN PUBLIC SERVICE CORPORATION
      G.   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME...109
      H.   CONSOLIDATED BALANCE SHEETS..................................110
      I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION....................112
      J.   CONSOLIDATED STATEMENTS OF CASH FLOWS........................113
      K.   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS.................114
      L.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................115
      M.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................116

 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE...............................117


PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................117

11.   EXECUTIVE COMPENSATION............................................117

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....117

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................117


PART IV

14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
      REPORTS ON FORM 8-K...............................................118

      DESCRIPTION OF DOCUMENTS..........................................120
      SIGNATURES........................................................127

      SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
      WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)
      A.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................128
      B.   STATEMENTS OF INCOME AND RETAINED EARNINGS...................129
      C.   BALANCE SHEETS...............................................130
      D.   STATEMENTS OF CASH FLOWS.....................................131
      E.   NOTES TO PARENT COMPANY FINANCIAL STATEMENTS.................132

EXHIBITS

2A*      Asset Purchase Agreement By and Among PP&L, Inc.,
         PP&L Resources, Inc., Lady Jane Collieries, Inc.
         and Sunbury Holdings, LLC, dated as of
         May 1, 1999....................................................E-1

3B-1     By-Laws of WPS Resources Corporation as in Effect
         February 10, 2000.............................................E-76

3B-2     By-Laws of Wisconsin Public Service Corporation as in
         Effect February 10, 2000.....................................E-116

4H       Term Loan Agreement, dated as of November 5, 1999 among
         PDI New England, Inc., PDI Canada, Inc., and
         Bayerische Landesbank Girozentrale...........................E-155

10H-1    WPS Resources Corporation Amended and Restated
         Deferred Compensation Plan Effective March 1, 1999
            WPS Resources Corporation.................................E-211

21       Subsidiaries of the Registrant...............................E-240

23       Consent of Independent Public Accountants....................E-241

24       Powers of Attorney...........................................E-242

27       Financial Data Schedule
            WPS Resources Corporation.................................E-251
            Wisconsin Public Service Corporation......................E-252



--------------
     * Schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

                                     Part I

Item 1.	BUSINESS

                                   A. GENERAL

                            WPS RESOURCES CORPORATION

     WPS Resources was incorporated in Wisconsin in 1993. WPS Resources is a holding company for regulated utility and nonregulated business units. Principal operating subsidiaries and their approximate percentages of revenues and assets are:

                                          Percent of          Percent of
                                           Revenues             Assets
                                          ----------          ----------

  Wisconsin Public Service Corporation        65%                 77%

  Upper Peninsula Power Company                6%                  7%

  WPS Energy Services, Inc.                   27%                  4%

  WPS Power Development, Inc.                  3%                 10%

     Upper Peninsula Power is a Michigan corporation. The other listed subsidiaries are Wisconsin corporations. Wisconsin Public Service and Upper Peninsula Power are both regulated utilities.

                      WISCONSIN PUBLIC SERVICE CORPORATION

     Wisconsin Public Service is a regulated electric and gas utility serving an 11,000 square-mile service territory in northeastern Wisconsin and a portion of the Upper Peninsula of Michigan. In 1999 Wisconsin Public Service served 388,390 electric retail customers and 229,905 gas retail customers. Wholesale electric service is provided to various customers including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency.

      1999 Operating Revenues were:

      State                  Wisconsin       96%        Michigan      4%

      Customers              Electric        73%        Gas          27%

      Electric
      Jurisdiction           Retail          89%        Wholesale    11%

      Gas
      Jurisdiction           Retail         100%        Wholesale     0%

                          UPPER PENINSULA POWER COMPANY

     In 1999, Upper Peninsula Power, a regulated utility, provided electric service to a 4,500 square-mile area of Michigan's Upper Peninsula. Electric service was provided to 48,636 retail customers. Wholesale electric service was provided to various municipal utilities, electric cooperatives, and other investor-owned utilities. Total revenues consisted of 92% retail sales and 8% wholesale sales.

                       WPS RESOURCES CAPITAL CORPORATION

     WPS Resources Capital Corporation was created in 1999 as an intermediate holding company for the nonregulated subsidiaries of WPS Resources. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing. WPS Resources Capital Corporation will provide the equity for these projects. At the end of 1999, WPS Resources Capital Corporation had total assets of $59.1 million, consisting mainly of its investments in WPS Energy Services and WPS Power Development.

                            WPS ENERGY SERVICES, INC.

     WPS Energy Services is a nonregulated subsidiary of WPS Resources.
WPS Energy Services provides energy and related products and services in the nonregulated energy market throughout the Midwest and eastern United States. WPS Energy Services had revenues of $292 million in 1999.

                           WPS POWER DEVELOPMENT, INC.

     WPS Power Development is also a nonregulated subsidiary of WPS Resources. WPS Power Development currently owns through subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania, and New Brunswick, Canada. Synthetic fuel processing and steam production facilities are located in Alabama, Arkansas and Oregon. Energy-related services provided by WPS Power Development, include acquisition and investment analysis of generation facilities, engineering and management services, and operations and maintenance services. WPS Power Development had revenues of $35 million in 1999.

                              REGULATORY OVERSIGHT

     WPS Resources is exempt from registration under the Public Utility Holding Company Act of 1935. We are subject to various requirements and prohibitions of the Wisconsin Public Utility Holding Company Act.

     The Public Service Commission of Wisconsin regulates the Wisconsin retail utility operations of Wisconsin Public Service. The Michigan Public Service Commission regulates Michigan retail utility operations of Upper Peninsula Power and Wisconsin Public Service. Both utility companies are subject to regulation of their wholesale electric rates, hydroelectric projects, and certain other matters by the Federal Energy Regulatory Commission. In addition, both are subject to limited regulation by local authorities. Each utility follows Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Their financial statements and the consolidated financial statements of WPS Resources reflect the different ratemaking principles of various jurisdictions. The operation of the Kewaunee Nuclear Power Plant is subject to the jurisdiction of the Nuclear Regulatory Commission.

     Hydroelectric projects operated by WPS Power Development, in the State of Maine are also regulated by the Federal Energy Regulatory Commission.

There is no comparable Canadian regulation on the hydroelectric facilities operated in Canada.


                       AN OVERVIEW OF INDUSTRY RESTRUCTURING

GENERAL

     In April 1994, the Federal Energy Regulatory Commission issued Order 888 on open access electric transmission and stranded cost recovery due to wholesale competition. Order 888 directs the creation of power pools and independent system operators to meet the open access requirements and principles.

     An independent system operator is an independent third party that would regulate the operation of the transmission systems in a defined geographic area. Independent system operators would monitor the generation, transmission and distribution systems, direct the operations of transmission facilities, administer open access transmission tariffs, and direct generation. In an independent operator system, the transmission system assets may be retained by the electric utilities.

     In 1999 Wisconsin enacted the Reliability 2000 Act. This law requires a utility holding company to have its Wisconsin utility subsidiary contribute its transmission assets to the Wisconsin Transmission Company in exchange for relief from the asset cap limitation on non-utility investments by its parent holding company. The Wisconsin Transmission Company would be a member of the Midwest Independent System Operator. The Wisconsin Transmission Company would own the transmission assets contributed. The Federal Energy Regulatory Commission has jurisdiction in setting rates for both independent system operators and independent transmission companies.

     In April 1994, the Federal Energy Regulatory Commission also issued Order 889 which requires public utilities to develop a system to communicate information about their transmission systems and services electronically to all potential customers at the same time. Wisconsin Public Service is included in the system created by the Mid-America Interconnected Network, one of the existing electric reliability regions in the United States.

EFFECT ON OPERATIONS

     Industry restructuring will create competitive markets which could make the recovery of investment dollars in customer rates less certain. We believe that the cost of our utility assets will continue to be recoverable in the new competitive environment.

     We expect that increased competition in a deregulated environment will put greater emphasis on managing costs and put pressure on operating margins at the utility companies.

                          REGIONAL MERGER ACTIVITIES

     Industry restructuring has been accompanied by merger activity in the region, impacting the competitive environment. We anticipate that mergers and acquisitions will continue to be one means to gain an advantage in a competitive environment.

                                 Y2K COMPLIANCE

     The beginning of the new year proved to be uneventful for WPS Resources and its subsidiaries. No significant problems were experienced with our operational or management systems entering the year 2000.

                         FORWARDING-LOOKING STATEMENTS

     Except for historical data and statements of current fact, the information contained in this Annual Report constitutes forward-looking statements. Any references made to plans, goals, beliefs, or expectations in respect to future events and conditions or to estimates are forward-looking statements. We believe our expectations are based on reasonable assumptions. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to statements regarding:

                 1)  expectations regarding future revenues,
                 2)  estimated future capital expenditures,
                 3)  the expected costs of purchased power in the future,
                 4)  the costs of decommissioning nuclear generating plants,
                 5)  future cleanup costs associated with gas plant sites, and
                 6) statements in the Management Discussion and Analysis of Financial Condition and Results of Operations regarding trends or estimates.

     We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing and costs. Some risk factors that could cause results different from any forward-looking statement include:

                 1) the speed and degree to which competition enters the electric and natural gas industries,
                 2) state and Federal legislation, regulation, interpretation, or enforcement,
                 3)  regulatory initiatives,
                 4)  economic climate,
                 5)  industrial, commercial, and residential growth,
                 6)  environmental regulation,
                 7)  weather,
                 8)  timing and extent of changes in commodity prices,
                 9)  interest rates,
                 10) capital markets, and
                 11) opportunities for expansion in nonregulated energy markets.

     We make no commitment to disclose any revisions to the forward-looking statements, facts, events, or circumstances after the date of this report.

                        B.  ELECTRIC UTILITY MATTERS

                             ELECTRIC OPERATIONS

     In Wisconsin, the largest communities served by Wisconsin Public Service at the electric retail level are the cities of Green Bay, Oshkosh, Wausau, and Stevens Point. In Michigan, the largest community served at the electric retail level is the area of Houghton/Hancock, which is served by Upper Peninsula Power.

                                GENERATING CAPACITY

     In 1999, Wisconsin Public Service reached a firm net design peak of 1,751 megawatts on July 30 between 10 a.m. and 3 p.m. The summer time period is the most relevant for capacity planning purposes. During the actual peak, there were firm purchases of 15 megawatts and firm sales of 110 megawatts. Planned generator capability for the 1999 summer period was 1,979 megawatts. Future supply reserves are estimated to be above the minimum 18% planning criteria for 2000 and 2001.

     For additional information regarding our generation facilities, see "UTILITY" in Part I, Item 2, PROPERTIES.

     In 1997, the Public Service Commission of Wisconsin authorized the construction of a 179-megawatt combustion turbine generating facility by De Pere Energy LLC, an affiliate of SkyGen LLC, an independent power producer. The facility was completed and placed in service in early June 1999.
Effective June 1, 1999, Wisconsin Public Service entered into a 25-year contract to purchase capacity and energy from the facility. This contract is accounted for as a capital lease. Under the terms of the contract, the De Pere Energy Center will be converted to a combined-cycle unit with a summer rating of 233 megawatts sometime after the year 2003. A combined-cycle unit recovers heat from hot exhaust gases to produce steam that drives a steam turbine generator to produce approximately one-third of the power generated. Wisconsin Public Service will furnish natural gas for the facility under existing gas tariffs. The energy center will be operated by De Pere Energy LLC. See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Note 13, Commitments and Contingencies regarding "Long-Term Power Supply."

     In 1999, Upper Peninsula Power purchased 86% of its total energy requirements. Remaining energy requirements were supplied by hydroelectric and combustion turbine facilities owned by Upper Peninsula Power. During 1999, 50 megawatts of firm power were purchased from Commonwealth Edison and 15 megawatts were purchased from Wisconsin Public Service. Upper Peninsula Power also purchased non-firm power from Wisconsin Public Service and Wisconsin Power and Light Company among others. The purchase from Commonwealth Edison represented 45% of Upper Peninsula Power's total energy requirements in 1999. These purchase contracts were effective through December 31, 1999. Upper Peninsula Power has contracted for 65 megawatts of capacity and energy from Wisconsin Public Service for the years 2000, 2001, and 2002.

     Wisconsin Public Service completed construction of a 9-megawatt wind facility in 1999. The facility includes 14 wind turbines installed on private farmlands located in the Town of Lincoln in Kewaunee County, Wisconsin. The plant became operational in June 1999 at a cost of $10.3 million.

     Wisconsin Public Service owns 33.1% of the outstanding capital stock of Wisconsin River Power Company, the owner and operator of two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of approximately 39 megawatts.

                         KEWAUNEE NUCLEAR POWER PLANT

GENERAL

     The Kewaunee plant is a pressurized water reactor plant with a nameplate capacity of 562 megawatts. It is currently jointly owned by Wisconsin Public Service (41.2%), Wisconsin Power and Light Company (41.0%), and Madison Gas and Electric Company (17.8%). See the discussion on ownership below for information on the future ownership of the Kewaunee plant. Wisconsin Public Service is the plant operator. The plant's operating license expires in 2013.

OWNERSHIP

     On September 29, 1998, Wisconsin Public Service and Madison Gas and Electric Company entered into an agreement to transfer Madison Gas and Electric's 17.8% share of the Kewaunee plant to Wisconsin Public Service. The closing of this agreement is contingent upon regulatory approvals. After the transfer, our ownership interest in the plant will be 59.0%. The remaining co-owner, Wisconsin Power and Light Company, will retain its 41.0% ownership interest in the plant.

     Under terms of the agreement Wisconsin Public Service will pay
Madison Gas and Electric an amount equal to its depreciated book value for its share of the Kewaunee plant at the ownership transfer date. Madison Gas and Electric will provide to Wisconsin Public Service:

     1) its qualified decommissioning trust at the date of the ownership change,

     2) access to its nonqualified trust, and

     3) annual future decommissioning contributions of $8,091,000 through the year 2002. These contributions are expected to fully fund Madison Gas and Electric's share of total expected plant decommissioning costs.

     Wisconsin Public Service will then assume responsibility for 59.0% of the costs of decommissioning the plant. Madison Gas and Electric will retain its obligation for its share of the costs for final disposal of spent nuclear fuel created up to the time of ownership transfer. Madison Gas and Electric will be provided an option to purchase power from Wisconsin Public Service for two years following the date of the ownership transfer. The amount of potential power to be provided is approximately equal to Madison Gas and Electric's current share of the power generated by the plant.

STEAM GENERATOR REPLACEMENT

     On April 7, 1998, the Public Service Commission of Wisconsin approved the Wisconsin Public Service application for replacement of the two steam generators at the Kewaunee plant. The total cost of replacing the steam generators is estimated to be approximately $113 million. After the acquisition of Madison Gas & Electric's interest in the Kewaunee Plant our share of the cost is estimated to be $66.7 million. Madison Gas and Electric will not be responsible for any portion of the costs of the generator replacement as a result of the change in ownership discussed above. Due to delays in the manufacture of the new generators, the replacement is now scheduled for the fall of 2001 and will take approximately 60 days.

     On November 27, 1998, the plant returned to service from the 1998 planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that the repairs made to the tubes in 1997 were holding up well and few additional repairs were needed. A major overhaul was also performed on the main turbine generator. The next shutdown for refueling and maintenance is scheduled for the spring of 2000. The Kewaunee plant completed 1999 with 100% availability.

FORMATION OF THE NUCLEAR MANAGEMENT COMPANY

     On February 25, 1999, Northern States Power Company, Wisconsin Electric Power Company, and Wisconsin Public Service announced the formation of Nuclear Management Company. Subsequently, Alliant Energy Corporation also became a participant in Nuclear Management Company. Combined, the four utilities operate seven nuclear generating units at five locations for a combined generating capacity of approximately 3,760 megawatts. This represents between 12% and 25% of the electricity generated by the individual utilities.

     Nuclear Management Company was formed to sustain long-term safety, optimize reliability, and improve the operational performance of the individual nuclear generating plants. Overall plant operations will continue to be staffed by the same plant personnel. Initially, the utilities will continue to own their respective plants, be entitled to energy generated at the plants, and retain the financial obligations for their safe operation, maintenance, and decommissioning. Each utility will obtain required state and Federal regulatory approvals prior to its participation in Nuclear Management Company.

LOW-LEVEL RADIOACTIVE WASTE STORAGE

     On June 26, 1997, the Midwest Compact Commission halted development of a six-state regional disposal facility for low-level radioactive waste storage in Ohio. The Midwest Compact Commission, established to implement the Federal Low Level Radioactive Waste Policy Act of 1980, cited dwindling regional waste volumes, continued access to existing disposal facilities, and potentially high development costs as the primary reasons for the decision. The Midwest Compact Commission continues to monitor the availability of disposal facilities for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, South Carolina, has been available for the storage of low-level radioactive waste from the Kewaunee plant in the past. The availability of this site for future waste storage is uncertain. As a result of technology advances, waste compaction, and the reduction of waste generated, the Kewaunee plant has on-site low-level radioactive waste storage capacity sufficient to store the amount of low-level waste expected over the next 10-year period.

DEPRECIATION AND DECOMMISSIONING

     In 1997, the Public Service Commission of Wisconsin directed the owners of the Kewaunee plant to develop depreciation and decommissioning cost projections based on full cost recovery, of the estimated obligation by the end of 2002. Previous cost estimates were based on full collection of funds required for decommissioning by 2013, the year in which the operating license expires. The order was prompted by uncertainty regarding the expected useful life of the plant without steam generator replacement. In 1998, after the approval of the project to replace the steam generators, the Public Service Commission of Wisconsin ruled that, until the replacement steam generators are installed, we should continue to depreciate and collect decommissioning funds at rates sufficient to fully recover costs by 2002. Once the replacement steam generators are installed, the Public Service Commission of Wisconsin has directed Wisconsin Public Service to depreciate and collect decommissioning funds sufficient to recover remaining costs over a period of approximately 8.5 years. An accelerated depreciation method will be utilized for calculating depreciation expense. The steam generators are scheduled for replacement in the fall of 2001. A review of the depreciation and decommissioning costs and their rate of recovery will be considered during the next rate case in 2000 for rates to be effective in 2001.

     At December 31, 1999, the net carrying amount of our investment in Kewaunee was approximately $28.2 million. The current cost for our share of the estimated costs to decommission Kewaunee is $200.7 million. Decommissioning trust assets at December 31, 1999 totaled $198.1 million. Wisconsin and Michigan retail customers of Wisconsin Public Service are responsible for approximately 91% of our share of the plant's costs.

     During 1999, $8.3 million of depreciation expense related to unrecovered plant investment was recognized compared with $8.2 million recognized in 1998. The 1999 decommissioning funding level was $9.2 million compared with $17.2 million in 1998, largely due to good investment return reflected in the 1998 decommissioning funding plan. Customer rates, which became effective in the Wisconsin jurisdiction on January 15, 1999, are designed to recover the accelerated plant depreciation and provide funds for decommissioning.

     Additional discussion of Kewaunee plant matters is included in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Notes 1(i), 1(k), 1(l), and 13.


                                FUEL SUPPLY

ELECTRIC GENERATION MIX

     Wisconsin Public Service electric generation mix for 1999 and 1998 was:

                                    1999               1998
                                    ----               ----
      Energy Sources
            Coal                    64.0%             69.2%
            Nuclear                 14.5%             12.5%
            Hydro                    2.0%              1.7%
            Natural gas/fuel oil     2.2%              1.8%
            Purchased power         17.3%             14.8%

      Purchased power represents short-term energy purchases.

FUEL COSTS

      Wisconsin Public Service fuel costs for 1999 and 1998 were:

                                     1999              1998
                                     ----              ----
      Fuel Source
            Coal                    $1.08             $1.04
            Nuclear                  0.45              0.42
            Natural gas              3.05              2.59
            Fuel oil                 4.03              3.89
            Propane                  4.98               N/A

      Costs presented above are measured in dollars per million Btus.

COAL

     Coal is the primary fuel source for Wisconsin Public Service, most of which is from the Powder River Basin mines located in Wyoming and Montana. Powder River Basin coal is very low in sulfur and meets the standards of the 1990 Clean Air Act for the Year 2000 and beyond. This coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States.

     Wisconsin Public Service is testing alternative coal sources for its Pulliam and Weston plants. Alternative sources could provide more competitive market pricing and higher Btu content. Coal with higher Btu content will increase generation output and provide flexibility in meeting peak electric demands.

     Wisconsin Public Service purchases most coal for its wholly owned plants and the jointly-owned Edgewater and Columbia plants under relatively short-term contracts of up to three years duration. One long-term contract covers approximately 16% of total requirements and has take-or-pay obligations totaling $94.2 million for the years 2000 through 2016.

     Coal transportation for these plants is purchased under contracts of up to five years duration. Over 90% of our coal transportation is under competitive transportation agreements which are expected to continue to contribute to competitive fuel costs. Union Pacific Railroad Company is the exclusive provider of coal transportation for the Edgewater plant. The plant operator, Wisconsin Power and Light Company, filed a complaint with the Surface Transportation Board on December 30, 1999 claiming the tariff charged by Union Pacific for unit train service between the Powder River Basin and the Edgewater plant is unreasonably high.

     See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 13, COMMITMENTS AND CONTINGENCIES regarding "Coal Contracts."

NUCLEAR FUEL CYCLE

     Wisconsin Public Service purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at the Kewaunee plant. Approximately one-third of the 121 fuel assemblies are removed from the reactor every 18 months and replaced with new assemblies. Removed assemblies are placed in storage at the plant site pending permanent disposal by the United States Department of Energy.

     Uranium concentrates, conversion services, and enrichment services are purchased either on the spot market, through a bidding process, or using existing contracts.

     The uranium inventory policy of Wisconsin Public Service requires that sufficient inventory be maintained for two reactor refuelings. As of December 31, 1999, approximately 983,000 pounds of yellowcake (a processed form of uranium ore), or its equivalent, were held in inventory for the plant. Inventory includes uranium under contract.

     Conversion services are complete for nuclear fuel reloads in 2000, 2001, and 2003.

     A fixed quantity of enrichment services has been contracted through the year 2004. Wisconsin Public Service has the option of purchasing future enrichment services under an existing contract or by purchases from the spot market.

     Wisconsin Public Service has contracts in place for fuel fabrication services for the next decade. These contracts contain force majeure and termination for convenience provisions.

     If, for any reason, the Kewaunee plant was forced to suspend operations permanently, the maximum exposure related to fuel contracts would not be expected to exceed $274,000. No financial penalties associated with the present uranium supply, conversion service, and enrichment agreements exist.

The fuel fabrication contract contains force majeure and termination for convenience provisions. Uranium inventories could be sold on the spot market.

SPENT NUCLEAR FUEL DISPOSAL

     The Federal government has the responsibility to dispose of or permanently store spent nuclear fuel. Spent nuclear fuel is currently being stored at the Kewaunee plant. With minor plant modifications planned for 2001, the Kewaunee plant should have sufficient fuel storage capacity until the end of its licensed life in 2013. Legislation is being considered on the Federal level to provide for the establishment of an interim storage facility.

     On January 31, 1998, the United States Department of Energy failed to comply with its obligation to begin removing spent nuclear fuel from plant sites as required by the Nuclear Waste Policy Act of 1982. Wisconsin Public Service joined other utilities in a motion to enforce the July 1996 mandate of the United States Court of Appeals for the District of Columbia. The Court had ruled that the Department of Energy had an unconditional obligation to begin accepting, transporting, and disposing of spent nuclear fuel by January 31, 1998.

     On May 5, 1998, the United States Court of Appeals for the District of Columbia issued a decision denying the motion to enforce the Court's 1996 mandate. The denial centered on the question of whether the Department of Energy could properly use the Nuclear Waste Fund as a source to pay damages. The Court also ruled that the question is not ready for review. The Court indicated that compelling the Department of Energy to submit a detailed program for disposing of spent fuel from utilities and declaring that the utilities are relieved of their obligation to pay fees to the Nuclear Waste Fund falls outside the scope of the Court's authority. The scope of the Court's mandate was limited to defining the nature of the Department of Energy's statutory obligations and did not extend to requiring the Department of Energy to perform under its contracts with the utilities. Our current recourse is to request reimbursement from the Department of Energy for expansion of disposal facilities. Litigation on this issue continues in the industry and we continue to monitor its progress.

FUNDING DECONTAMINATION AND DECOMMISSIONING OF FEDERAL FACILITIES

     A surcharge imposed by the Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of Department of Energy facilities relating to the processing of nuclear fuel. As a result, we are required to pay a surcharge on uranium enrichment services purchased from the Federal government prior to October 23, 1992. On an inflation adjusted basis, our portion of the obligation related to the Kewaunee plant is approximately $600,000 per year through the year 2007. Madison Gas and Electric has agreed to continue to pay its portion of this annual assessment after the transfer of their ownership interest in the plant to Wisconsin Public Service.

     Wisconsin Public Service and a number of other nuclear power companies sued the Department of Energy in the United States Court of Federal Claims seeking a refund of the previously paid decontamination and decommissioning surcharge payments. This claim continues in the Court of Federal Claims pending the settlement of other litigation. On August 13, 1998, 22 utilities filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgement that certain sections of the Energy Policy Act are unconstitutional. As of December 1999, the Department of Energy and the utilities continue legal proceedings in both the Court of Federal Claims and the United States District Courts. No rulings have been issued.

                REGULATORY MATTERS IN THE WISCONSIN JURISDICTION

INDUSTRY RESTRUCTURING

     Electric reliability continues to be the primary issue for the Public Service Commission of Wisconsin and the state's legislature. Industry restructuring and retail generation open access remain secondary issues in the state. The Public Service Commission of Wisconsin's top priorities for the past two years have been to develop the utility infrastructure necessary to assure reliable electric service and remove the barriers to competition at the wholesale level. Laws addressing reliability issues were passed in 1998 and 1999.

     The State of Wisconsin 1999 Budget Act included a major package of energy reforms affecting utilities and utility holding companies. The package of energy reforms is generally referred to as "Reliability 2000." The law:

             - Changes the asset cap for nonutility investments for
               three investor-owned utility holding companies, including WPS Resources, to allow investments in energy and energy-related business which would be exempt from the asset cap calculation,

             - Requires the utility subsidiaries of these three utility holding companies to place their transmission assets into a statewide transmission company, in exchange for an equity interest in the transmission company, as a condition of applying the new asset cap provisions,

             - Increases targets for retail electricity sales from
               renewable resources. Targets would begin at 1/2% of total energy sales by the end of 2001 and increase to 2.2% of total energy sales by the end of 2011, and

             - Increases, by 50%, the amount of ratepayer funding for
               public benefits spending used for low-income energy assistance, conservation, and renewable energy research.

     The statewide transmission company will be owned by those utilities transferring transmission assets into the new company. Other Wisconsin public utilities and electric cooperatives may acquire an equity interest in the transmission company by transferring transmission assets to the transmission company. The transferring utility is required to provide operation and maintenance of these assets for a three-year period. The transmission company is required to apply for membership in the Midwest Independent System Operator. These legislative changes do not require any public utility to contribute its transmission facilities to the transmission company. The bill only requires such a transfer as a condition of granting relief to a public utility holding company from the asset cap.

INDEPENDENT SYSTEM OPERATOR

     A major regulatory concern in a restructured electric industry is the establishment of independent system operators. An independent system operator is an independent third party that would regulate, on a "real-time" basis, the operation of the transmission systems in a defined geographic area. The system operator would:

     1) monitor the generation, transmission, and distribution systems,

     2) direct the operations of transmission facilities,

     3) administer open access transmission tariffs,

     4) manage parallel path flows,

     5) monitor generation and transmission maintenance schedules, and

     6) manage congestion on the transmission system.

     The Wisconsin 1998 Reliability Act requires all eastern Wisconsin utilities with transmission systems to join the Midwest Independent System Operator by June 30, 2000. The Reliability 2000 Act also provides utility holding companies relief from the Wisconsin Holding Company Act asset cap limitation on nonutility investments if their utility subsidiaries contribute their transmission assets to this statewide transmission company. The legislation requires one zone for pricing transmission services in eastern Wisconsin. The result will be one transmission rate for all transmission owners in eastern Wisconsin. The rate will be based on the average revenue requirements of the member utilities.

     The Midwest Independent System Operator is currently working with the Federal Energy Regulatory Commission to determine transmission rates. The Federal Energy Regulatory Commission has approved the Midwest Independent System Operator rate methods, although several conditions are being contested. The Federal Energy Regulatory Commission is still considering a uniform authorized allowed return on equity for each member transmission owner.

UTILITY BUSINESSES AND AFFILIATE INTEREST STANDARDS

     In 1998, the Wisconsin Commission opened a docket to review the types of services that a regulated utility should be allowed to provide. Participants in this docket include all Wisconsin utilities; a heating, ventilating and air conditioning contractor trade association; several power marketers; and various special interest groups. The trade association is recommending regulated utilities be limited to the delivery of natural gas and electricity. Any other services would need to be provided by the utility's unregulated affiliates. The utilities are recommending that they be allowed to provide services that are related to their core services, such as gas appliance service. The record in this docket was closed in February 1999. The Wisconsin Commission has taken no action on this docket and there are no published plans to do so in the near future. The Wisconsin Commission will open the second phase of this docket to determine the appropriate affiliate interest requirements when a decision is reached in the first phase of the docket regarding the types of services a regulated utility may offer.

ELECTRIC SUPPLY ISSUES

     The summer of 1999 provided a number of challenges to maintaining the reliability of the electric system in the region. In late July, Wisconsin experienced some of the highest temperature and humidity conditions in the last 105 years. These extreme conditions resulted in higher electric loads than anticipated in the state and region, resulting in significant stress on generation availability, transmission capacity, capacity prices and energy prices. Price spikes reached $5,000 per megawatt hour in the region. Wisconsin Public Service and the other state utilities met energy demands through this period with no interruptions of firm customers and limited financial consequences. A number of large interruptible customers on our system experienced very high buy-through prices during this period. Due to the high prices, many of these customers decided to temporarily shut down operations during this period.

CUSTOMER RATE MATTERS

     In 1999, the Edison Electric Institute reported Wisconsin Public Service to be the low-cost electric provider in the State of Wisconsin, among investor-owned utilities. 1999 rates were 89% of the state average for residential rates, 77% for commercial rates, and 80% for large industrial rates. Wisconsin Public Service also had some of the lowest natural gas rates in Wisconsin in 1999. 1999 rates were 99% of the state average for residential rates, 94% for commercial rates, and 72% for large industrial rates.

     The 1999 rate order for Wisconsin Public Service provided for a rate case reopener to resolve several issues for the year 2000. A request for a change in rates was filed under this reopener provision. The issues addressed include:

             1) construction of a combustion turbine for Madison Gas and
                Electric Company,

             2) deferral of 1998 costs related to tubing repairs at the
                Kewaunee plant,

             3) recovery of deferred Pulliam Unit 3 costs, and

             4) changes in fuel transportation contracts and purchased power costs.

     Requests for approximately a $23.4 million increase in electric rates were filed in 1999. No change in natural gas pricing was requested. The resulting rate order maintained the current return on equity rate of 12.1% and granted a $21.1 million, or 4.6%, increase in electric rates for 2000.

                 REGULATORY MATTERS IN THE MICHIGAN JURISDICTION

INDUSTRY RESTRUCTURING

     On June 29, 1999, the Michigan Supreme Court found that the Michigan Public Service Commission did not have the statutory authority to order retail generation open access in Michigan. Following that decision, the Michigan Commission determined that it had the authority to regulate open access programs if the utilities volunteered to implement them. Detroit Edison and Consumers Energy volunteered to implement open access programs previously ordered by the Michigan Commission and retail open access is in progress in the Lower Peninsula of Michigan. A number of parties have initiated challenges in the Michigan Court of Appeals and Supreme Court questioning the Michigan Commission's authority to approve voluntary open access programs.
The Michigan Supreme Court has refused to hear this case until the Court of Appeals has made its determination.

     In 1999, the Michigan Chamber of Commerce organized a coalition of utilities, energy marketers, customers, and customer groups to develop consensus legislation for generation open access. The effort produced several versions of legislation over a 10-month period. The legislation was negotiated with Consumers Energy and Detroit Edison and was introduced in January 2000. This proposal is to be considered by the Michigan legislature in early 2000.

CUSTOMER RATE MATTERS

     In 1999, Wisconsin Public Service was the lowest cost provider of electric service in Michigan for all customer classes. Our electric rates were 79% of the state average for residential rates, 81% for commercial rates, and 78% for large industrial rates. We also had some of the lowest natural gas rates in Michigan in 1999. Our gas rates were 77% of the state average for residential rates, 88% for commercial rates, and 61% for large industrial rates.

     Other than power supply and gas cost recovery adjustments, Wisconsin Public Service has not had a Michigan electric rate increase since 1987 or a gas rate increase since 1986. Wisconsin Public Service anticipates filing a rate request in Michigan in early 2000.

                REGULATORY MATTERS IN THE FERC JURISDICTION

CUSTOMER RATE MATTERS

     Other than a transmission open access tariff case and an adjustment for a fuel buyout, Wisconsin Public Service has not had a full Federal Energy Regulatory Commission wholesale rate case since 1987.

WHOLESALE STATUS

     Wisconsin Public Service continues to participate in the wholesale electric market primarily with municipal electric utilities and electric distribution cooperatives. In 1999, Wisconsin Public Service entered into a three-year contract with Upper Peninsula Power to supply 65 megawatts of baseload energy beginning January 1, 2000. Although the future of wholesale electric sales within the regulated utility is uncertain, we continue to serve customers under existing contracts.

     In 1999, Wisconsin Public Service provided 31 wholesale electric customers with either all or a portion of their power supply needs.
Wholesale customers in 1999 included 7 municipal customers, 3 electric cooperatives, 9 investor-owned utilities, 11 marketers, and 1 municipal joint action agency. Total wholesale sales for resale in 1999 were approximately
1.95 million megawatts of firm sales and various levels of interruptible and non-firm service. Total wholesale sales for resale represented 16.4% of Wisconsin Public Service's electric sales volume in 1999 compared with 17% in 1998.

     The wholesale electric market continues to be influenced by the availability of transmission, reliable and economic capacity, and energy. Changing markets, state and Federal regulatory and legislative agendas and uncertainties regarding deregulation continue to impact the wholesale market and how WPS Resources and its subsidiaries will participate in the future.

REGULATORY COMPLIANCE

     An issue in a 1997 complaint on transmission use in Wisconsin was the use of Capacity Benefit Margin by several Wisconsin utilities including

Wisconsin Public Service in determining available transmission capacity. Capacity Benefit Margin is the use of the transmission system to provide reserve generation capacity for reliability of the system. Wisconsin Public Power, Inc. and Madison Gas and Electric maintain that this reservation of transmission capacity is inappropriate and restricts available capacity for their use. In 1998, the Federal Energy Regulatory Commission ordered Wisconsin Public Service to provide additional information on the economics and reliability of this provision. Additional data was supplied to support the use of Capacity Benefit Margin to provide reliability to the Wisconsin Public Service service territory.

     The Federal Energy Regulatory Commission opened a generic docket on this issue in 1999 and held hearings to collect additional information. The Federal Energy Regulatory Commission issued a preliminary partial order on Capacity Benefit Margin in this generic docket. The preliminary partial order requires all utilities that use Capacity Benefit Margin to:

             1) come to a regional agreement on how Capacity Benefit Margin will be calculated,

             2) determine how entities can access Capacity Benefit Margin,

             3) document these methods, and

             4) post the resulting values on their Open Access Sametime
                Information System ("OASIS") or internet web pages.

     Wisconsin Public Service, the Mid-America Interconnected Network, and the Wisconsin Upper Michigan System utilities complied with this order by the required date of August 27, 1999. The Federal Energy Regulatory Commission has yet to rule regarding whether Capacity Benefit Margin is appropriate.

REGIONAL TRANSMISSION ORGANIZATIONS

     The Federal Energy Regulatory Commission initiated a Notice of Proposed Rule Making in 1999 regarding Regional Transmission Organizations, which include independent system operators as well as independent transmission companies. In this rule making process, the Commission took comments from over 100 participants including utilities, customers, state regulatory commissions, and marketers. After considering participant comments the Federal Energy Regulatory Commission issued Order 2000 identifying the minimum conditions a regional transmission organization must meet. This order will not have a significant effect in Wisconsin. Wisconsin law requires Wisconsin utilities to join the Midwest Independent System Operator by June 30, 2000. The Midwest Independent System Operator is already approved by the Federal Energy Regulatory Commission as a regional transmission organization in the Midwest area including Wisconsin. The final Federal Energy Regulatory Commission approval of rates for the regional transmission organization is expected in 2000.

HYDROELECTRIC LICENSES

     All Federal Energy Regulatory Commission hydroelectric facility licenses held by Wisconsin Public Service are current. With the exception of the licenses for Bond Falls and Dead River, all hydroelectric facility licenses held by Upper Peninsula Power are also current.

     In 1998, Upper Peninsula Power reached a settlement agreement with Federal and state agencies and special interest groups regarding its Bond Falls license. Signing of the agreement, by all parties, is expected early in 2000. The agreement will be the basis for a new license from the Federal

Energy Regulatory Commission. Issuance of the new license is expected early in 2001. The license will have a term of 40 years from the date it is granted.

     Licensing of the Dead River project is also progressing. During 1999, a long-term water power easement agreement was obtained from adjacent landowners providing flowage rights required by the Federal Energy Regulatory Commission and the Clean Water Act. Issuance of the license is expected in 2001. The license will have a 40-year term beginning in August 1991, the date the Federal Energy Regulatory Commission claimed jurisdiction over the Dead River Project.


                                  OTHER MATTERS

RESEARCH AND DEVELOPMENT

     Electric research and development expenditures for Wisconsin Public Service totaled $1.7 million for 1999, $1.5 million for 1998, and $1.3 million for 1997. These expenditures were primarily charged to electric operations.

TECHNOLOGY

     Wisconsin Public Service will be the first utility in the country to use superconducting magnetic energy storage units to increase the stability of its transmission grid during periods of transmission system disturbances. Six portable units have been purchased and will be connected to key points on the Wisconsin Public Service transmission grid. The units will boost local voltages during the first critical moments of system disturbances. The superconducting magnetic energy storage units will provide an immediate temporary solution for Wisconsin Public Service while a long-term transmission solution is pursued.

CUSTOMER SEGMENTATION

     Twenty-eight paper mills account for 12% of Wisconsin Public Service electric revenues. There is no single customer, or small group of customers, the loss of which would have a materially adverse effect on the electric business of Wisconsin Public Service in the current regulatory environment.

CONTRACTED CONSTRUCTION PROJECT

     Wisconsin Public Service has agreed to construct and operate for Madison Gas and Electric an 83-megawatt combustion turbine at the West Marinette site of Wisconsin Public Service. The combustion turbine is scheduled for completion in the second quarter of 2000. Wisconsin Public Service will supply gas to this unit pursuant to existing gas tariffs.

ELECTRIC FINANCIAL SUMMARY

     The following table sets forth the revenues, net income, and assets attributable to electric utility operations:

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)
==============================================================================
(Thousands)                                        Year Ended December 31
------------------------------------------------------------------------------
                                               1999         1998        1997
------------------------------------------------------------------------------

Consolidated Electric Operating Revenues   $  582,471  $  543,260  $  536,885

Net Income                                 $   56,083  $   50,488  $   53,294

Total Assets                               $1,247,859  $1,117,438  $1,089,875
==============================================================================

See Note 15 in Notes to Consolidated Financial Statements. The consolidated electric operating revenues, above, reflect the elimination of intercompany sales and do not agree with regulated electric operating revenues shown in
Note 15, Segments of Business, which do not reflect such elimination.

                    ELECTRIC OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION

==============================================================================

                                              1999        1998         1997
------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                        $183,163    $164,961     $163,766
Small commercial and industrial              151,275     141,203      138,949
Large commercial and industrial              127,056     119,601      120,312
Resale and other                              66,428      61,575       56,361
------------------------------------------------------------------------------
Total                                       $527,922    $487,340     $479,388
==============================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                       2,747,659   2,627,496    2,565,432
Small commercial and industrial            3,135,669   3,004,134    2,876,832
Large commercial and industrial            4,053,153   3,977,829    3,943,275
Resale and other                           1,983,667   1,990,705    1,873,788
------------------------------------------------------------------------------
Total                                     11,920,148  11,600,164   11,259,327
==============================================================================
Customers served (End of period)
Residential and farm                         345,962     339,881      334,134
Small commercial and industrial               41,394      40,247       39,400
Large commercial and industrial                  220         211          197
Resale and other                                 875         853          836
------------------------------------------------------------------------------
Total                                        388,451     381,192      374,567
==============================================================================
Annual average use (Kilowatt-hours)
Residential and farm                           8,020       7,803        7,751
Small commercial and industrial               76,804      75,537       74,082
Large commercial and industrial           18,808,135  18,978,191      606,984
==============================================================================
Average kilowatt-hour price (Cents)
Residential and farm                            6.67        6.28         6.38
Small commercial and industrial                 4.82        4.70         4.83
Large commercial and industrial                 3.13        3.01         3.05
==============================================================================
Production capacity (Summer - kilowatts)
Steam                                      1,326,100   1,307,800    1,326,000
Nuclear                                      208,000     205,200      212,200
Hydraulic                                     53,400      53,000       53,000
Combustion turbine                           382,736     206,340      205,930
Other                                          8,600       7,800        7,800
Purchased capacity                            14,900      14,750       14,750
------------------------------------------------------------------------------
Total system capacity                      1,993,736   1,794,890    1,819,680
==============================================================================
Generation and purchases
(Thousands of kilowatt-hours)
Steam                                      8,055,350   8,513,537    8,213,518
Nuclear                                    1,823,147   1,526,702      973,485
Hydraulic                                    250,306     212,607      351,034
Purchases and other                        2,435,409   1,994,826    2,327,334
------------------------------------------------------------------------------
Total                                     12,564,212  12,247,672   11,865,371
==============================================================================
Steam fuel costs
(Cents per million Btu)
Fossil                                       109.101     105.353      110.124
Nuclear                                       45.298      41.565       43.174
Total                                         97.378      95.735      103.093
------------------------------------------------------------------------------
System peak - firm (kilowatts)             1,751,000   1,685,000    1,607,000
==============================================================================
Annual load factor                            77.71%      78.35%       79.42%
==============================================================================

                   ELECTRIC OPERATING STATISTICS

UPPER PENINSULA POWER COMPANY

==============================================================================

                                               1999        1998         1997
------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                         $25,109     $21,894      $22,626
Small commercial and industrial               19,035      16,688       16,611
Large commercial and industrial               10,809       9,773        9,271
Resale and other                               7,483      14,310       11,694
------------------------------------------------------------------------------
Total                                        $62,436     $62,665      $60,202
==============================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                         263,742     241,517      252,897
Small commercial and industrial              239,698     223,282      223,040
Large commercial and industrial              226,913     225,565      222,143
Resale and other                             147,281     148,153      147,297
------------------------------------------------------------------------------
Total                                        877,634     838,517      845,377
==============================================================================
Customers served (End of period)
Residential and farm                          43,309      42,783       42,551
Small commercial and industrial                5,304       5,286        5,254
Large commercial and industrial                    9           9            8
Resale and other                                 183         194          190
------------------------------------------------------------------------------
Total                                         48,805      48,272       48,003
==============================================================================
Annual average use (Kilowatt-hours)
Residential and farm                           6,113       5,646        5,945
Small commercial and industrial               45,296      42,239       42,454
Large commercial and industrial           25,212,556  25,062,778   26,708,834
==============================================================================
Average kilowatt-hour price (Cents)
Residential and farm                            9.57        9.07         8.95
Small commercial and industrial                 7.95        7.48         7.45
Large commercial and industrial                 4.78        4.34         4.17
==============================================================================
Production capacity (Summer - kilowatts)
Steam                                         17,700      17,700       17,700
Hydraulic                                     30,000      30,000       30,000
Combustion turbine                            55,000      55,000       55,000
Purchased capacity                            65,000      55,000       65,000
------------------------------------------------------------------------------
Total system capacity                        167,700     157,700      167,700
==============================================================================
Generation and purchases
(Thousands of kilowatt-hours)
Steam                                           (451)      4,029         (298)
Hydraulic                                    126,146      97,988      138,923
Purchases and other                          846,088     845,426      795,599
------------------------------------------------------------------------------
Total                                        971,783     947,443      934,224
==============================================================================
Steam fuel costs
(Cents per million Btu)
Fossil                                             -     2.67943            -
------------------------------------------------------------------------------
System peak - firm (kilowatts)               149,300     137,000      138,600
==============================================================================
Annual load factor                            68.65%      74.44%       73.23%
==============================================================================

                            C.  GAS UTILITY MATTERS

WISCONSIN PUBLIC SERVICE CORPORATION'S GAS MARKET

     As of December 31, 1999, Wisconsin Public Service provided natural gas distribution service to 224,674 customers in 225 cities, villages, and towns in northeastern and central Wisconsin, and 5,231 customers in and around the city of Menominee, Michigan, for a total of 229,905 gas distribution customers. This represents an increase of 5,847 customers, or 2.6%, compared to December 31, 1998. The principal cities served include Green Bay, Oshkosh, Sheboygan, Two Rivers, Marinette, Stevens Point, and Rhinelander, in Wisconsin, and the city of Menominee in Michigan.

     The gas distribution business of Wisconsin Public Service has a significant seasonal component and is impacted by varying weather conditions from year-to-year. In 1999, 65.5% of its gas sales and 58.5% of its total gas system throughput occurred during the five winter months of November through March. Total gas throughput includes gas sales and gas delivered for transportation customers. Competition with other forms of energy exists in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Wisconsin Public Service offers interruptible gas sales and gas transportation service for these customers to enable them to reduce their energy costs through the use of natural gas. There are currently 330 gas transportation customers on our system. These customers purchase their gas from other suppliers and contract with Wisconsin Public Service to transport the gas from interstate natural gas pipelines to their facilities. Additionally, 121 customers still purchase their gas commodity directly from Wisconsin Public Service, but have elected to do so on an interruptible basis. These customers continue to switch from firm system supply to either interruptible system supply or transportation service each year as the economics and service options become attractive for them.

     Gas operations also provide interruptible gas service to Wisconsin Public Service electric operations for power generation in combustion turbine peaking generators and for start-up, flame stabilization, and peaking use at the Weston and Pulliam coal-fired plants.

     Gas sales for customer-owned power generation use are provided on an interruptible basis, with the power plants maintaining alternate fuel capability. In 1999, Wisconsin Public Service began to provide interruptible gas supplies to the De Pere Energy Center. Wisconsin Public Service will also provide interruptible gas supplies to a combustion turbine owned by Madison Gas and Electric Company upon its completion in 2000.

     Total gas deliveries in 1999 for Wisconsin Public Service, including customer-owned gas transported, were 66,397,064 dekatherms, an 8.9% increase over 1998. A dekatherm is equivalent to 10 therms or 1 million Btu of energy. Gas transported for end-user transport customers made up approximately, 43.7% or 28,974,784 dekatherms of natural gas delivered. Winter weather in 1999 was still warmer than the 20-year average benchmark generally used by Wisconsin Public Service and the Public Service Commission of Wisconsin.

     Peak day gas throughput in 1999 occurred on Tuesday, December 21 with 414,055 dekatherms total gas throughput at an average Green Bay temperature of minus 1.2 degrees Fahrenheit. This compares with the previously reported 1998 record gas system throughput of 432,928 dekatherms set on February 2, 1996 at an average Green Bay temperature of minus 23.8 degrees Fahrenheit.

                                    GAS SUPPLY

GENERAL

     Since the implementation of the Federal Energy Regulatory Commission Order 636 in November 1993, Wisconsin Public Service has had full responsibility for the design, acquisition, and management of gas supplies and the pipeline transportation and storage services required to meet the varying daily, seasonal, and annual load requirements of its customers. Wisconsin Public Service manages a portfolio of gas supply contracts, pipeline transportation, and storage services designed to meet its varying load pattern at the lowest reasonable cost.

PIPELINE CAPACITY AND STORAGE

     The service territory of Wisconsin Public Service is directly served by a single interstate pipeline; ANR Pipeline Company. Through ANR's system, Wisconsin Public Service directly or indirectly accesses three major gas-producing areas of North America:

             1) the Gulf of Mexico,

             2) the mid-continent areas of Kansas, Texas, and Oklahoma, and

             3) the Province of Alberta in western Canada.

     Wisconsin Public Service holds firm long-term transportation capacity on the pipeline in roughly equal proportions from each of these three supply areas until November 2000. After November 2000, Wisconsin Public Service will restructure its transportation services portfolio by eliminating transportation capacity from the Gulf of Mexico and adding transportation capacity from the developing Chicago Hub. The term for these restructured services will extend through November 2010. Wisconsin Public Service holds firm transportation capacity with Viking Gas Transmission Company, to deliver gas on a firm basis from their interconnection with TransCanada Pipelines at Emerson, in the Canadian Province of Manitoba, to the interconnection with ANR at Marshfield, Wisconsin. These Canadian gas suppliers hold firm capacity on TransCanada Pipelines from Emerson back into the production areas in Alberta, Canada.

     Because of the substantial daily and seasonal swings in gas usage in our service territory, Wisconsin Public Service also has contracted with ANR for firm underground storage capacity located in Michigan. There are no known geological formations in Wisconsin capable of being developed into underground storage facilities.

     Besides providing the ability to manage significant changes in daily gas demand, storage also provides the ability to purchase gas from the production areas at high load factors, thus minimizing supply costs. During the summer, gas purchased in excess of market demand is injected into storage. During the winter, gas is withdrawn from storage and combined with gas purchased in the production areas to meet the increased winter demand. Gas from storage provides up to 65% of our supply on winter peak days, approximately 34% of our winter sales volumes, and approximately 23% of our total annual sales volumes. Our total firm storage capacity with ANR is 11.3 million dekatherms.

     For peak day needs, Wisconsin Public Service also contracts with third-party suppliers for high deliverability storage in production areas during the winter. This storage capacity provides a back-up supply of gas for transportation contracts when other supplies cannot be delivered due to production supply losses caused by extremely cold weather in the production areas.

SUPPLY CONTRACTS

     Wisconsin Public Service contracts for fixed term firm supplies with approximately 12 to 16 suppliers each year for gas produced in each of the three production areas. Due to the current uncertainty regarding the future role of gas utilities in continuing the gas supply function, Wisconsin Public Service has continued the practice of contracting for domestic gas supplies for terms of one-year or less. This will minimize potential stranded gas supply contract costs if retail gas deregulation should proceed quickly in Wisconsin. Our supply portfolio, as of December 31, 1999, contained contracts with remaining terms ranging from three months to four years.

     Additional supplies are purchased on the monthly spot market as required to supplement supplies from fixed term firm contracts. Wisconsin Public Service has been an active spot market purchaser since 1985 and has contracts in place with a number of suppliers of spot market gas.

               REGULATORY MATTERS IN THE WISCONSIN JURISDICTION

INDUSTRY RESTRUCTURING

     The Public Service Commission of Wisconsin is continuing to implement its plan to deregulate the gas market in Wisconsin. In June 1997, the Wisconsin Commission decided to move incrementally on gas deregulation and accommodate competition. Six working groups are to be formed to develop policy recommendations regarding:

             1) pipeline capacity,

             2) market-based pricing for interruptible customers,

             3) legislative changes,

             4) marketer certification,

             5) end user price reporting, and

             6) consumer protection and essential services.

     With the exception of the issuance of the work group's report on consumer standards and essential services, little progress has been made on gas deregulation in Wisconsin over the last year. The timing and details of implementation could have an impact on Wisconsin Public Service because of potential stranded costs associated with interstate pipeline capacity contracts. It is expected that the Wisconsin Commission will allow for stranded cost recovery from customers or direct assignment of stranded contracts should deregulation progress. Wisconsin Public Service has taken positive steps to reduce its exposure to stranded interstate pipeline capacity costs.

COST RECOVERY MECHANISM

     Wisconsin Public Service implemented a Modified One-for-One Gas Cost Recovery Mechanism in January 1999, in response to Public Service Commission of Wisconsin requirements. This method allows for the recovery of all gas supply costs provided those costs meet index-based benchmarks and are not deemed imprudent. Under this method, Wisconsin Public Service has been authorized to recover all gas commodity costs incurred through November 1999.

GAS SUPPLY PLAN

     As a requirement of the 05-GI-106 order, on July 1, 1999 Wisconsin Public Service filed a Three-Year Gas Supply Plan with the Wisconsin Commission detailing its plans to purchase and transport the necessary gas supplies for the period November 1999 through October 2002. The Gas Supply Plan was approved in October 1999.

CUSTOMER RATES

     On January 14, 1999, the Wisconsin Commission granted Wisconsin Public Service a $10.3 million, or 5.1%, increase in its retail natural gas rates. The rates were effective January 15, 1999. The 1999 gas rates were very competitive in Wisconsin. Rates were 99% of the state average for residential rates 94% for commercial rates, and 73% for large industrial rates.

     Wisconsin Public Service anticipates filing an application with the Wisconsin Commission on April 1, 2000 for new retail gas rates for the years 2001 and 2002.

                REGULATORY MATTERS IN THE MICHIGAN JURISDICTION

INDUSTRY RESTRUCTURING

     The Michigan Public Service Commission is investigating the deregulation of retail gas markets and expansion of gas transportation service in Michigan. The Michigan Commission decided it would be appropriate to conduct a series of pilot projects to test the development of competitive retail gas markets in Michigan. The Michigan Commission contacted Michigan's four largest gas utilities regarding development and implementation of pilot programs.

     Because of the small size and limited number of customers in its Michigan service territory, a pilot transportation program was not conducted by Wisconsin Public Service.

GAS COST RECOVERY PLAN

     As required, on December 28, 1999 Wisconsin Public Service filed a five-year Gas Cost Recovery Plan with the Michigan Commission detailing its plan to purchase and transport the necessary gas supplies for the April 2000 through March 2005 period. This Gas Cost Recovery Plan is expected to be approved by the Michigan Commission by May 2000.

CUSTOMER RATES

     Wisconsin Public Service has not had a natural gas rate case in Michigan since 1986.

REGULATORY MATTERS IN THE FEDERAL ENERGY REGULATORY COMMISSION JURISDICTION

     Wisconsin Public Service involvement in Federal regulatory activities in the natural gas area has been through the Wisconsin Distributor Group. This group is made up of several Wisconsin gas utilities. Over the past several years, the Wisconsin Distributor Group has participated in numerous dockets filed by ANR Pipeline Company, Viking Gas Transmission Company, and the Federal Energy Regulatory Commission. Although members may file individual interventions, most interventions have been done through the Wisconsin Distributor Group. Past successes in various Federal Energy Regulatory Commission dockets have resulted in substantial refunds for natural gas customers in Wisconsin as well as lower pipeline transportation rates charged by ANR and Viking. Through its membership in the Wisconsin Distributor Group, Wisconsin Public Service participated in a number of dockets at the Federal Energy Regulatory Commission this past year.

     Due to the volume of comments received, the Federal Energy Regulatory Commission Notice of Proposed Rule Making on the Regulation of Short-term Natural Gas Transportation Services and the Notice of Inquiry on the Regulation of Interstate Natural Gas Transportation Services took the majority of the group's efforts in 1999. The issue of greatest interest for participants in the Notice of Proposed Rule Making was the Federal Energy Regulatory Commission proposal to market unused pipeline capacity through an auction process. The Wisconsin Distributor Group and Wisconsin Public Service do not support the auction process and instead believe that increased reporting and disclosure requirements may be enough to meet the goal of stimulating competition. In the Notice of Inquiry, the Wisconsin Distributor Group and Wisconsin Public Service support efforts to formulate pro-competitive, long-term pricing policies to ensure that the Federal Energy Regulatory Commission continues to fulfill its statutory obligation to protect consumers while also encouraging the evolution of a competitive natural gas industry. The Federal Energy Regulatory Commission has not yet issued a final order on the Notice of Proposed Rule Making and Notice of Inquiry.

     Another docket that drew the attention of the Wisconsin Distributor
Group was the Viking rate case. The Wisconsin Distributor Group was able to reach a settlement with Viking and other shippers on Viking's system. An agreement was also reached with other parties on a phase-in of recent expansion costs on Viking's system. The phased-in approach greatly benefited customers of Wisconsin Public Service as compared to an immediate roll-in of all expansion costs. Also included in the Viking settlement was a refund of approximately $48,000 to our customers, which appeared as a credit on Viking's April 1999 invoice.

     On-going activities in which Wisconsin Public Service will be participating as a member of the Wisconsin Distributor Group include:

             1) the continuation of the Federal Energy Regulatory Commission
                Notice of Proposed Rule Making and the Notice of Inquiry and

             2) continued monitoring of various dockets filed by ANR Pipeline
                Company and Viking Gas Transmission Company at the Federal Energy Regulatory Commission.

     Along with our participation in the Wisconsin Distributor Group, Wisconsin Public Service has begun to take a more active role in the American Gas Association's Federal Energy Regulatory Commission Regulatory Committee. Two of the issues being addressed through the Committee are the Federal Energy Regulatory Commission's rule that shippers must have title to gas being transported and their policy on the certification of natural gas pipeline expansions.

     The rule requiring a shipper to have title provides that anyone who holds contracted capacity on an interstate pipeline must have title to the gas that is moved on that capacity. In a deregulated natural gas industry, this rule will bog down transactions between capacity holders and owners of natural gas who wish to use the capacity, by requiring title transfer agreements or capacity release agreements in order to transport gas for customers. The elimination of this rule would greatly enhance the efficiency of a deregulated natural gas market.

     The new Federal Energy Regulatory Commission policy on pipeline certification may make it more difficult for new pipelines to be built. This is a concern to Wisconsin Public Service because its service territory is currently served by only one pipeline. If the new policy permanently stops the construction of new pipelines or the expansion of existing pipelines, other than that of ANR, to its service territory, Wisconsin Public Service customers may never see the benefits of true competition in pipeline services.

                              GAS FINANCIAL SUMMARY

     The following table sets forth the amounts of revenues, net income, and assets attributable to gas utility operations:

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)
==============================================================================
(Thousands)                                       Year Ended December 31
------------------------------------------------------------------------------
                                                1999        1998        1997
------------------------------------------------------------------------------

Consolidated Gas Operating Revenues           $191,521    $165,111    $211,090

Net Income                                    $ 11,246    $  5,912    $  7,878

Total Assets                                  $267,356    $246,365    $246,842
==============================================================================

See Note 15 in Notes to Consolidated Financial Statements.

                                GAS OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION
==========================================================================================

                                                 1999             1998             1997
------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                                    $114,610         $ 96,223         $122,782
Small commercial and industrial                  21,922           19,333           23,790
Large commercial and industrial                  43,980           37,482           53,517
Other                                            11,009           12,073           11,001
------------------------------------------------------------------------------------------
Total                                          $191,521         $165,111         $211,090
==========================================================================================
Therms delivered (Thousands)
Residential                                     190,797          172,007          202,558
Small commercial and industrial                  42,457           38,104           43,056
Large commercial and industrial                 112,528          103,226          127,132
Other                                            27,085           29,182           21,148
------------------------------------------------------------------------------------------
Total therm sales                               372,867          342,519          393,894
Transportation                                  289,748          265,573          268,114
------------------------------------------------------------------------------------------
Total                                           662,615          608,092          662,008
==========================================================================================
Customers served (End of period)
Residential                                     208,975          203,665          198,524
Small commercial and industrial                  17,647           17,656           16,770
Large commercial and industrial                   2,952            2,454            2,780
Other                                                 1                1                1
Transportation customers                            330              282              224
------------------------------------------------------------------------------------------
Total                                           229,905          224,058          218,299
==========================================================================================
Average annual use (Therms)
Residential                                       926.7            858.0          1,037.3
Small commercial and industrial                 2,424.3          2,207.5          2,619.4
Large commercial and industrial                39,699.4         40,792.7         45,558.7
==========================================================================================
Average therm price (Cents)
Residential                                       60.07            55.94            60.62
Small commercial and industrial                   51.63            50.74            55.25
Large commercial and industrial                   39.08            36.31            42.10
==========================================================================================

                       D.  NONREGULATED BUSINESS ACTIVITIES

                                     GENERAL

     The energy marketplace in the United States is moving toward deregulation and a competitive, commodity-driven environment. We have two primary nonregulated subsidiaries to implement our strategy to move from a regulated vertically integrated utility to a vertically integrated nonregulated energy company. Our nonregulated subsidiaries, WPS Energy Services, Inc. and WPS Power Development, Inc. were formed in 1994 and 1995. These subsidiaries are preparing for issues related to:

             1) deregulation of generation assets,

             2) providing competitive energy products and services in open access energy markets

             3) development of nonregulated merchant generating plants,

             4) independent system operators,

             5) open market energy trading and sales common in the national deregulation environment,

             6) managing and optimizing the risks and opportunities related to nonregulated assets in the competitive energy marketplace, and

             7) the interface with regulated transmission and distribution companies of the future.

    WPS Energy Services and WPS Power Development provide us flexibility to adapt to the energy industry of the future.

     In transitioning from a regulated environment to a competitive, commodity-driven environment, significant investment in technical support systems, human resources, and benefit and incentive-based compensation packages are being made.

                            WPS ENERGY SERVICES, INC.

     WPS Energy Services is a competitive energy company providing energy and energy related products and services to the nonregulated energy market place. It targets retail energy markets in the mid-western and eastern United States serving commercial, industrial, and residential customers. Principal offices are located in Illinois, Maine, Michigan, Ohio, and Wisconsin.

     WPS Energy Services provides electric, natural gas, and alternate fuel products, real-time energy management services, energy information management, project management and energy utilization consulting.

     WPS Energy Service's target wholesale market region encompasses that of its retail customers, and includes the natural gas producing regions important to those retail markets. Primary production regions include the United States Gulf and mid-continent regions and Canada. WPS Energy Services opened an office in Maine in 1999 to market the energy and capacity of the generation assets acquired by WPS Power Development into the deregulated electric marketplace, scheduled to open March 2000. The retail marketing efforts of this office will generate electric revenue for WPS Energy Services while securing a market for the output of the WPS Power Development generation assets.

     Nonregulated gas markets are highly volatile commodity markets.
WPS Energy Services has instituted various processes to manage its exposure in these markets. Risk and credit guidelines, daily mark-to-market analysis, and value-at-risk assessments have been instituted to continually evaluate financial exposures in market commitments. Speculative trading in electric energy markets has been minimized. See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Note 1(e) and Note 10 regarding "Price Risk Management Activities."

     Revenues at WPS Energy Services were $292.2 million in 1999 compared with $351.3 million in 1998, a decrease of 16.8%. This decrease is the result of lower overall gas prices experienced in 1999, and a deliberate change in wholesale product mix focusing on the development of higher value, lower risk wholesale products rather than high volume, low margin transactions common in 1998. Revenues in 1999, have not benefited from retail electric sales, as electric retail access has been slow to develop in target market areas.
WPS Energy Services' strategy is to introduce electric products and services to current gas customers, as the regulatory environment changes to allow consumer choice. Beginning in March 2000, WPS Energy Services will serve as a "standard offer" provider to electric customers in northern Maine. WPS Energy Services works with WPS Power Development to establish control of physical generation assets that will be able to serve the needs of the developing nonregulated market.

     WPS Energy Services experienced a loss of $3.5 million in 1999 compared with a loss of $6.9 million in 1998, an improvement of 49.3%. The primary reasons for the increased earnings at WPS Energy Services were the elimination of speculative trading losses that occurred in 1998, and an increase in gas margins. The improved trading performance on reduced trading volume is the result of a deliberate shift in focus to emphasize capturing present opportunities in the market rather than taking a position in anticipation of a future market movement.

     In the fourth quarter of 1999, WPS Energy Services opened an office in Traverse City, Michigan. The office is focusing on wholesale gas transactions, and is expected to make an immediate contribution to net income in 2000.

     WPS Energy Services is in the process of developing a natural gas storage facility in Michigan. The facility is expected to be operational in the second quarter of 2000, and have a capacity of 3 billion cubic feet of gas. Additional storage capacity will allow increased supply reliability to customers in Michigan, and greater flexibility in meeting peak day energy requirements. This facility is not expected to have a material effect on earnings in 2000.

                         WPS POWER DEVELOPMENT, INC.

     WPS Power Development develops and owns electric generation projects and provides services to the electric power generation industry nationwide. Services include acquisition and investment analysis, project development, engineering and management services, and operations and maintenance services. An emerging trend in the restructuring of the electric utility industry is the divestiture of generation facilities. WPS Power Development is continually monitoring and assessing investment opportunities in this area. In addition, WPS Power Development concentrates on cogeneration, distributed generation, generation from renewable energy sources, new generation facilities and generation plant repowering projects. WPS Power Development is currently operating projects in six states and Canada.

     ECO Coal Pelletization #12, LLC is a WPS Power Development investment that produces synthetic fuel from coal fines. The project began operation in June 1998 and is eligible to receive Federal tax credits as the processed coal fines qualify as a synthetic fuel. The project has addressed operational problems throughout much of 1999. Project earnings improved in 1999. Management expects further improvement in the year 2000.

     WPS Power Development was the successful bidder for the purchase of approximately 92 megawatts of hydroelectric and oil-fired facilities in Maine and New Brunswick, Canada from Maine Public Service Company. The acquisition was finalized in June of 1999.

     WPS Power Development was the successful bidder for the purchase of the Sunbury generation assets in Pennsylvania from PP&L Resources Inc. The generation assets acquired have a total nameplate generating capacity of 472 megawatts. Final approvals were received and the transaction was concluded in November 1999.

     WPS Power Development experienced a loss of $3.8 million in 1999 compared with a $2.4 million loss in 1998, a change of 58.3%. The increased loss was primarily due to additional expenses incurred in 1999 for the start up and operation of newly acquired facilities and the pursuit of new projects.

                                 TECHNOLOGY

      WPS Resources has invested $1.5 million for a 40% interest in a fiber optic communication network. The network is a competitive local exchange with approximately 60 miles of fiber optic facilities in the City of Green Bay.
The project also has a communication link to approximately 50 miles of fiber optic facilities in the City of Appleton.

     WPS Energy Services has patented an energy management system called
DENet TM. DENet provides customers the capability to manage their energy consumption on a real time basis and generate reports on historical energy use through the Internet. The System's flexibility allows a customer to monitor utility and process parameters related to gas, electricity, water, steam, temperature, and production output. DENet allows WPS Power Development to coordinate the operation of its plants through an integrated computer network. Employees in numerous locations have access to plant operations through the system.

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION at page 53 for additional information regarding nonregulated operations.

                          E.  ENVIRONMENTAL MATTERS

                                    GENERAL

     We are subject to Federal, state, and local regulations regarding environmental impacts of our operations on air and water quality and solid waste. The application of Federal and state restrictions to protect the environment can involve review, certification, or issuance of permits by various Federal and state authorities, including the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources. These restrictions may limit, prevent, or substantially increase the cost of the operation of generating facilities and may require substantial investments in new equipment at existing installations. Such restrictions may require substantial additional investments for new projects and may delay or prevent completion of projects. We cannot forecast the effects of such regulation on our generation, transmission, and other facilities, or operations but we believe that Wisconsin Public Service, Upper Peninsula Power, and WPS Power Development are presently meeting existing requirements.

                                   AIR QUALITY

     Wisconsin Public Service generation plants are in compliance with all current sulfur dioxide, nitrogen oxide, and particulate emission standards.

     The Federal Clean Air Act required reductions in sulfur dioxide in 1995 to meet limitations based on an emission rate of 2.5 pounds per million Btu multiplied by a historical generation baseline for Pulliam Unit 8 and Edgewater Unit 4 generation units. The Clean Air Act requires further reductions beginning in the year 2000. The year 2000 limits are based on an emission rate of 1.2 pounds per million Btu multiplied by a historical generation baseline for all generation units. Our generation facilities met the year 2000 standard in 1995. Compliance with Wisconsin and Federal sulfur dioxide emission limitations were met by switching to low sulfur coal.
The Clean Air Act created an emission allowance system. Our early compliance with the Clean Air Act requirements produced surplus allowances. The surplus allowances aided in the compliance with the year 2000 requirements. We will consider the sale of any allowances available in excess of our own needs. The Wisconsin Commission has ordered that profits from the sale of allowances be passed on to customers.

     The Clean Air Act requires the installation of low nitrogen oxide burners on several of our generating units. Low nitrogen oxide burners were installed at Pulliam Unit 8 early in 1994. The Clean Air Act allows units smaller than 100 megawatts, such as Pulliam Unit 7, to elect to comply with the 1995 emission standards, thus building up sulfur dioxide credits. Having made this election, low nitrogen oxide burners were installed on Pulliam
Unit 7 in 1994. Low nitrogen oxide burner equipment was installed on Weston Unit 2 in 1999. Nitrogen oxide emissions from Pulliam Units 3 through 8 and Weston Units 1 through 3 are averaged together to reach compliance requirements under the Clean Air Act.

     In September 1998, the United States Environmental Protection Agency required certain states, including Wisconsin, to develop plans to reduce the emissions of nitrogen oxides from sources within the state by May 2003. On a preliminary basis, we project potential capital costs of between $61 million and $112 million to comply with possible future regulations. Wisconsin Public Service has committed $6.3 million to fund our share of initial costs for Columbia Unit 2 selective catalytic nitrogen oxide reduction equipment to be installed in the spring of 2000. The anticipated ozone season operation and maintenance expenses are $3.6 million per year. The costs will depend on the state-specific compliance method to be adopted in the future and the effectiveness of the various technologies available for nitrogen oxide emission control. Under our current practices, capital costs and the actual operating costs are anticipated to be recovered through customer rates.

     On December 24, 1998, Wisconsin Public Service and five other parties filed a petition challenging the United States Environmental Protection Agency's regulations that required Wisconsin to prepare and submit a Nitrogen Oxide State Implementation Plan (Wisconsin Paper Council v. U.S. Environmental Protection Agency, Case No. 98-4269 (7th Cir. 1998)). This petition was consolidated with other similar challenges in the District of Columbia Circuit Court. On January 22, 1999, the State of Wisconsin moved to intervene in the litigation and challenged the geographic scope of the rule within Wisconsin and the time required to implement nitrogen oxide controls in the state.

     On March 3, 2000, the United States Court of Appeals for the District of Columbia, held that the United States Environmental Protection Agency Nitrogen Oxide State Implementation Plan call was not appropriately issued to the state of Wisconsin. The decision is being reviewed by the Wisconsin Department of Natural Resources, which indicated that reductions in nitrogen oxides may still be necessary to show continued progress in achieving attainment with the national ambient air quality standard for ozone. The affect of this ruling on the company is uncertain at this time.

     Toxic air provisions in the Clean Air Act will not be applied until the United States Environmental Protection Agency determines if those standards need to be applied to utilities.

     Recent air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled deviation from the sulfur dioxide ambient air quality standard. Wisconsin Public Service is evaluating options for increasing the stack height and reducing the sulfur dioxide emission limit to eliminate the modeled deviation. These options include extending the existing stacks, construction of new stacks, and reducing the sulfur dioxide emission limit from 3.2 pounds per million Btu to
1.2 pounds per million Btu.

     Due to degradation of the electrostatic precipitator at Weston Unit 3, Wisconsin Public Service is evaluating the installation of a baghouse. A baghouse is an alternative pollution control device to an electrostatic precipitator. If the installation proceeds, it is estimated it will cost approximately $25.7 million.

     The Sunbury plant, acquired in November 1999 by WPS Power Development, currently purchases emission allowances to comply with air regulations. Additional nitrogen oxide control technology may be required by the year 2003 to comply with clean air regulations. Expenditures for this technology could be significant.

     On November 3, 1999, the United States Environmental Protection Agency announced that it was pursuing an enforcement initiative against seven utilities, or their subsidiaries, located in the Midwest and the South as well as the Tennessee Valley Authority. The enforcement initiative alleges that the utilities and the Tennessee Valley Authority undertook modifications at their coal-fired power plants in violation of the Clean Air Act. The United States Environmental Protection Agency is seeking penalties and the installation of additional pollution control equipment.

     No investigation has been undertaken of our Wisconsin or Pennsylvania facilities in connection with this enforcement initiative. However, other industries are being investigated, and we are aware that investigations of certain operators of coal fired boilers in the pulp and paper industry are occurring in the State of Wisconsin.

                                    WATER QUALITY

     Wisconsin Public Service is subject to regulation by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources with respect to thermal and other discharges from its power plants, into Lake Michigan and other waters of Wisconsin. Wastewater discharge permits, with a term of five years, were re-issued by the Wisconsin Department of Natural Resources for our Kewaunee plant in 1995. Similar permits were re-issued for our Pulliam and Weston power plants in 1996. No new permit conditions or associated material costs were imposed as part of the new permits. Revisions to state water quality rules under the Great Lakes Initiative are not expected to result in any significant changes when wastewater permits are reissued in 2000 for the Kewaunee Nuclear Power Plant or in 2001 for the Pulliam and Weston plants. Wisconsin Public Service is not aware of any significant changes in future operations at its jointly owned plants at Columbia or Edgewater as a result of the Great Lakes Initiative.

                                 GAS PLANT CLEANUP

     Wisconsin Public Service continues the investigation and cleanup of eight manufactured gas plant sites previously operated in Green Bay, Two Rivers, Oshkosh, Marinette, Sheboygan, Stevens Point, and Menominee Michigan. There are two individual sites in Sheboygan. Wisconsin Public Service is proceeding with these projects as the designated party responsible for cleanup. Formal agreements have been executed with the Wisconsin Department of Natural Resources covering the investigation and restoration activities of the Sheboygan II and Oshkosh sites. The agreement for Sheboygan II allows Wisconsin Public Service to work with the State of Wisconsin on restoration. The site is not associated with the larger Sheboygan River and Harbor Superfund site. The agreement for Oshkosh was entered into to resolve a unilateral administrative order that was issued by the Wisconsin Department of Natural Resources.

     Work at the Stevens Point site was substantially completed in 1998 and we continue to monitor the site. Cleanup costs were within the cost projections for this site. An independent environmental consultant has estimated total costs of cleanup for the remaining seven sites to be between $34 million to $41 million. The estimates assume removal of significantly contaminated soil, groundwater treatment, and monitoring for up to 25 years, depending on site conditions. The cost estimates for five of the sites include removal and disposal of contaminated river sediments. As remedial feasibility studies and initial remedial activities are completed, cost estimates may be adjusted significantly. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements.

     Expenditures for gas plant site cleanup are expected for the next
31 years. An initial liability for cleanup of $41.7 million had been established with an offsetting regulatory asset. A regulatory asset is a Commission approved deferral of a current expense which is to be recovered through rates at a later time. Expenditures have reduced the liability to $38.6 million at December 31, 1999. Based on discussions with regulators and a Wisconsin rate order, management believes that these costs, excluding carrying costs associated with amounts expensed but not yet recovered, will be recoverable in future customer rates. Wisconsin Public Service received an order from the Michigan Public Service Commission authorizing the deferral of the Michigan portion of these costs, using Wisconsin methods for future cost recovery.

     Cost estimates presented above do not reflect any recovery obtained from insurance carriers or other third parties. Insurance recoveries are deferred as a reduction to the regulatory asset. Adjustments to the estimated liability and insurance recoveries have no immediate impact on net income. We have received insurance settlements of approximately $12.6 million, reducing the regulatory asset to $29.0 million at December 31, 1999.

                                  ASH DISPOSAL

     The ash disposal site for Upper Peninsula Power's John H. Warden Station was closed in 1993. Subsequent groundwater testing indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed and a revised remedial action plan was developed. The plan was submitted to the Michigan Department of Environmental Quality for approval in 1999. A liability of $1.9 million and a regulatory asset of $1.9 million have been recorded for estimated future expenditures associated with this site.
Upper Peninsula received an order permitting deferral of these costs.


                             F.  CAPITAL REQUIREMENTS

     Wisconsin Public Service makes large investments in capital assets. Construction expenditures are expected to be approximately $530.0 million for the period 2000 through 2002. This includes expenditures for the replacement of the Kewaunee plant steam generators and construction of a proposed transmission line from Wausau, Wisconsin to Duluth, Minnesota.

     Other Wisconsin Public Service capital requirements for the three-year period include Kewaunee decommissioning trust fund contributions of $14.1 million.

     Upper Peninsula Power will incur construction expenditures of approximately $22.0 million for the period 2000 through 2002, primarily for electric distribution improvements.

     There are no commitments for additional acquisition expenditures for the nonregulated subsidiaries at this time. Future nonregulated projects are expected to be financed through nonrecourse project financing to the extent possible. Additional financing will be obtained through WPS Resources Capital Corporation, as needed. This subsidiary was formed in January 1999 for the purpose of financing future projects. The $107 million purchase of the Sunbury plant is to be refinanced with nonrecourse debt and equity infusions from WPS Resources.

     WPS Resources will use internally generated funds and short-term borrowing to satisfy most of its capital requirements. WPS Resources may periodically issue additional long-term debt and common stock to reduce short-term debt and maintain desired capitalization ratios.

     Specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. WPS Resources filed a shelf registration with the Securities and Exchange Commission, which allows the issuance of an aggregate of $400.0 million of long-term debt and common stock. Long-term debt of $150.0 million was issued under the shelf registration in November 1999 to reduce short-term debt and provide equity infusions to subsidiaries. WPS Resources began issuing new shares of common stock for the Stock Investment Plan in January 1999. In November 1999,
WPS Resources discontinued issuing new shares. In December 1999 we began to purchase shares on the open market for the Stock Investment Plan. Wisconsin Public Service may expand its leveraged employee stock ownership plan in the three-year period beginning in the year 2000.

     See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 13 regarding "Future Utility Expenditures".

                               G. EMPLOYEES

     At December 31, 1999, WPS Resources and its subsidiaries employed 2,900 people. Of this number, 2,493 employees were employed by Wisconsin Public Service and 170 were employed by Upper Peninsula Power.

     Of the Wisconsin Public Service employees, 1,979 were electric utility employees and 514 were gas utility employees. Local 310 of the International Union of Operating Engineers represents 1,244 of these employees. The current collective bargaining agreement with Local 310 expires on October 28, 2000.

     Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO represents 124 employees of Upper Peninsula Power. The current collective bargaining agreement with Local 510 expires on April 30, 2002.

     Local 1600 of the International Brotherhood of Electrical Workers, AFL-CIO represents approximately 100 employees at the Sunbury generation facilities owned and operated by subsidiaries of WPS Power Development. The current collective bargaining agreement with Local 1600 expires on May 12, 2002.

ITEM 2.  PROPERTIES

                                   A.  UTILITY

                        WISCONSIN PUBLIC SERVICE FACILITIES

     The following table summarizes information on the electric generation facilities of Wisconsin Public Service, including jointly-owned facilities:

                                                                 Rated
                                                               Capacity (a)
    Type             Name           Location        Fuel       (Kilowatts)
-----------    ----------------  -------------  -----------   -------------

Steam          Pulliam           Green Bay, WI  Coal            395,900 (b)
               Weston            Wausau, WI     Coal or Gas     479,300 (c)
               Kewaunee          Kewaunee, WI   Nuclear         205,200 (d)
               Columbia -
                Units 1 & 2      Portage, WI    Coal            322,600 (d)
               Edgewater
                Unit 4           Sheboygan, WI  Coal            105,800 (d)
                                                              ---------
Total Steam                                                   1,508,800

Hydro          Various                                           51,700 (e)
               (15 Plants)

Combustion     Various                            Gas, Oil,     390,760 (f)
 Turbine       (8 Plants)                         or Diesel
 and Diesel

Wind           Lincoln Turbines                   Wind            1,900
                                                              ---------

Total System                                                  1,953,160
                                                              =========

     (a)     Based on July 2000 capacity ratings.

     (b)     This plant has six units.

     (c) This plant has three units. Two units burn only coal and the other unit can burn coal or natural gas.

     (d) These facilities are jointly-owned by Wisconsin Public Service, Wisconsin Power and Light Company, and Madison Gas and Electric Company. Wisconsin Public Service operates the Kewaunee Nuclear Power Plant. The Columbia and Edgewater units are operated by Wisconsin Power and Light Company. The capacity indicated is our portion of total plant capacity based on the percent of ownership. The Kewaunee Nuclear Power Plant's ownership is based on the percent of ownership before the proposed acquisition of Madison Gas and Electric Company's share of the plant in late 2001.

     (e)     Includes 12,900 kilowatts purchased from Wisconsin River Power
             Company.

     (f) Wisconsin Public Service and Marshfield Electric and Water Department jointly own 77,000 kilowatts of combustion turbine summer peaking capacity. Wisconsin Public Service is the operator of these jointly owned facilities. Included is 175,800 kilowatts of capacity from the De Pere Energy LLC gas turbine in De Pere. Wisconsin Public Service accounts for the De Pere Energy Center LLC unit as a capital lease.

     Wisconsin Public Service owns 55 transmission substations with a transformer capacity of 5,616,110 kilovolt-amperes, 111 distribution substations with a transformer capacity of 3,054,110 kilovolt-amperes, 1,549 miles of electric transmission lines, and 19,556 miles of electric distribution lines.

     Gas properties include approximately 4,774 miles of main, 70 gate and city regulator stations, and 209,419 lateral services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

     Substantially all of our utility plant is subject to a first mortgage lien.

                           UPPER PENINSULA POWER FACILITIES

     The following table summarizes information on the electric generation facilities of Upper Peninsula Power:

                                                                    Rated
                                                                 Capacity (a)
    Type              Name           Location       Fuel          (Kilowatts)
------------    -------------     -------------   --------       ------------

Steam           Warden (b)        L'Anse, MI      Coal/Gas          17,700

Hydro           Various
                (9 plants)(c)                     Hydro             37,910

Combustion      Portage           Houghton, MI    Oil               27,500
  Turbine       Gladstone         Gladstone, MI   Oil               27,500
                                                                   -------

Total System                                                       110,610
                                                                   =======

     (a)     Based on winter-rated capacity.

     (b) The J. H. Warden station is capable of burning any combination of gas and/or coal. The station was taken out of service on January 1, 1994 and is in standby or inactive reserve status.

     (c) Included in the nine hydro plants are Escanaba 1, Escanaba 3, and Boney Falls, which generate a total of 7,850 kilowatts. All energy produced at these facilities is sold directly to a paper industry customer located in Escanaba, Michigan.

     Upper Peninsula Power owns 806 miles of electric transmission and 2,753 miles of electric distribution lines.

     Substantially all of Upper Peninsula Power's utility plant is subject to a first mortgage lien.

                             B.  NONREGULATED

     The following table summarizes information on the electric generation facilities of WPS Power Development, including jointly-owned facilities:

                                                                Rated
                                                               Capacity
Type           Name          Location            Fuel        (Kilowatts)
-----------  ----------      ----------------    ---------   -----------

Steam        Stoneman        Cassville, WI       Coal          55,000 (a)
             Caribou         Northern Maine      Oil           23,000
             Sunbury         Shamokin Dam, PA    Coal         425,000

Hydro        Squa Pan        Northern Maine      Hydro          1,400
             Caribou         Northern Maine      Hydro            900
             Tinker          Northern Maine      Hydro         33,500

Combustion   Various                             Gas, Oil,     70,400
 Turbine     (6 Plants)                          or Diesel
 and Diesel
                                                              -------

Total System                                                  609,200
                                                              =======

     (a) The Stoneman facility is owned by Mid-American Power, LLC. PDI Stoneman, Inc. (a wholly-owned subsidiary of WPS Power Development, Inc.) and B. M. Stoneman, Inc., (a wholly-owned subsidiary of Burns and McDonnell) own 66-2/3% and 33-1/3%, respectively, of Mid-American Power, LLC.


ITEM 3.  LEGAL PROCEEDINGS

                         SPENT NUCLEAR FUEL DISPOSAL

     See the section titled Spent Nuclear Fuel Disposal under Part I,
Item 1B, ELECTRIC MATTERS, Fuel Supply, at page 10 for a description of various proceedings relating to spent nuclear fuel.

       FUNDING DECONTAMINATION AND DECOMMISSIONING OF FEDERAL FACILITIES

     See the section titled Funding Decontamination and Decommissioning of Federal Facilities under Part I, Item 1B, ELECTRIC MATTERS, Fuel Supply, at page 10 for a description of various proceedings relating to decontamination and decommissioning liabilities.

                              ENVIRONMENTAL

     See Part I, Item 1E, ENVIRONMENTAL MATTERS, at page 28 for a description of various proceedings relating to environmental matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about outside directors is included in our proxy statement for the Annual Meeting of Shareholders of WPS Resources which is scheduled to be held on May 11, 2000.

                   A.  EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION

                                       Current Position and Business               Effective
       Name and Age                  Experience During Past Five Years               Date
-----------------------------   ---------------------------------------------      ---------

Larry L. Weyers            54   Chairman, President, and Chief Executive
                                  Officer                                          02-12-98
                                President and Chief Executive Officer              05-01-97
                                President and Chief Operating Officer              01-01-96
                                Senior Vice President-Power Supply and
                                 Engineering                                       08-01-95*
                                Vice President-Power Supply and Engineering        05-09-94*

Patrick D. Schrickel       55   Executive Vice President                           12-29-96
                                Vice President                                     12-09-93

Phillip M. Mikulsky        51   Senior Vice President-Development                  02-12-98
                                Vice President-Development                         09-01-95
                                Manager-System Operations                          10-01-91*

Daniel P. Bittner          56   Senior Vice President and Chief Financial
                                 Officer                                           10-17-99
                                Vice President and Chief Financial Officer         05-01-97
                                Vice President                                     12-29-96
                                Senior Vice President-Customer Service             05-09-94*

Richard E. James           46   Vice President-Corporate Planning                  12-29-96
                                Vice President-Corporate Planning                  08-01-95*
                                Assistant Vice President-Corporate Planning        05-09-94*

Thomas P. Meinz            53   Vice President-Public Affairs                      02-12-98
                                Vice President-Power Supply and Engineering        02-23-97*
                                Power Supply and Engineering Executive             01-14-96*
                                Senior Corporate Planning Executive                05-09-94*

Bernard J. Treml           50   Vice President-Human Resources                     02-12-98
                                Vice President-Human Resources                     05-09-94*

Neal A. Siikarla           52   Vice President                                     06-01-98
                                Treasurer, Northern States Power - Wisconsin       06-01-92

Glen R. Schwalbach         54   Assistant Vice President-Corporate Planning        12-29-96
                                Assistant Vice President-Corporate Planning        07-28-96*
                                Assistant Vice President-Gas Engineering
                                 and Supply                                        06-01-90*

Ralph G. Baeten            56   Vice President-Treasurer                           10-17-99
                                Treasurer                                          12-09-93

Diane L. Ford              46   Vice President-Controller and Chief Accounting
                                 Officer                                           07-11-99
                                Controller and Chief Accounting Officer            05-01-97
                                Controller                                         12-15-93

Barth J. Wolf              42   Secretary and Manager-Legal Services               09-19-99
                                Assistant Secretary and Manager-Legal Services     07-12-98
                                Manager-Legal and Risk Management                  05-19-96*
                                Administrator-Risk Management                      03-01-92*

                                       -37-

                                       Current Position and Business               Effective
       Name and Age                  Experience During Past Five Years               Date
-----------------------------   ---------------------------------------------      ---------

George R. Wiesner          42   Assistant Controller                               12-15-96
                                Director-Financial Accounting ESI/PDI              08-25-96*
                                Financial Reporting Supervisor                     05-01-87*

* Identifies experience with Wisconsin Public Service Corporation. All officers listed above are also officers of Wisconsin Public Service with the exception of Phillip M. Mikulsky, Richard E. James, Neal A. Siikarla, Glen R. Schwalbach, and
    George R. Wiesner.

              B.  EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION

                                       Current Position and Business               Effective
       Name and Age                  Experience During Past Five Years               Date
-----------------------------   ---------------------------------------------      ---------

Larry L. Weyers            54   Chairman and Chief Executive Officer               02-12-98
                                President and Chief Executive Officer              05-04-97
                                President and Chief Operating Officer              01-01-96
                                Senior Vice President-Power Supply and
                                 Engineering                                       08-01-95
                                Vice President-Power Supply and Engineering        05-09-94

Patrick D. Schrickel       55   President and Chief Operating Officer              02-12-98
                                Executive Vice President                           12-29-96
                                Senior Vice President-Finance and Corporate
                                 Services                                          05-09-94

Daniel P. Bittner          56   Senior Vice President and Chief Financial
                                 Officer                                           10-17-99
                                Senior Vice President-Finance                      05-17-98
                                Senior Vice President-Finance and Corporate
                                 Services                                          12-29-96
                                Senior Vice President-Customer Service             05-09-94

Charles A. Schrock         46   Senior Vice President-Energy Supply                12-13-98
                                Vice President-Energy Supply                       05-31-98
                                Manager-Kewaunee Nuclear Power Plant               02-20-95
                                Manager-Nuclear Engineering                        10-01-91

Bradley W. Andress         45   Vice President-Marketing                           09-01-98
                                Vice President-Marketing, Lund Holding Intrntl.    10-28-95
                                Vice President-Sales, Plastics Inc,
                                Division of Newell                                 11-01-94

Ralph G. Baeten            56   Vice President-Treasurer                           08-01-95
                                Treasurer                                          03-01-92

Mark L. Marchi             52   Vice President-Nuclear                             12-13-98
                                Site Vice President-Kewaunee Nuclear Power Plant   05-03-98
                                Manager-Nuclear Business Group                     02-20-95
                                Manager-Kewaunee Nuclear Power Plant               08-01-89

Thomas P. Meinz            53   Vice President-Public Affairs                      02-12-98
                                Vice President-Power Supply and Engineering        02-23-97
                                Power Supply and Engineering Executive             01-14-96
                                Senior Corporate Planning Executive                05-09-94

Wayne J. Peterson          41   Vice President-Distribution and Customer
                                 Service                                           02-12-98
                                Assistant Vice President-Customer Service          02-23-97
                                Manager-System Operations                          10-01-95
                                Site Leader                                        10-01-94

Bernard J. Treml           50   Vice President-Human Resources                     05-09-94

Lawrence T. Borgard        38   Vice President-Transmission                        07-11-99
                                General Manager-Transmission                       04-05-98
                                Manager-Transmission Planning & Operations         04-06-97
                                Regulatory Compliance Supervisor                   09-08-96
                                Transmission Planning Engineer                     02-11-96
                                Electrical Engineer                                11-01-89

              B.  EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION

                                       Current Position and Business               Effective
       Name and Age                  Experience During Past Five Years               Date
-----------------------------   ---------------------------------------------      ---------

Diane L. Ford              46   Vice President-Controller                          07-11-99
                                Controller                                         03-01-92

Barth J. Wolf              42   Secretary and Manager-Legal Services               09-19-99
                                Assistant Secretary and Manager-Legal Services     07-12-98
                                Manager-Legal & Risk Management                    05-19-96
                                Administrator-Risk Management                      03-01-92


NOTE: All ages are as of December 31, 1999. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal. Clark R. Steinhardt, Senior Vice President-Nuclear Power, retired on January 31, 1999. Francis J. Kicsar, Secretary, retired September 30, 1999.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


             WPS RESOURCES CORPORATION COMMON STOCK TWO-YEAR COMPARISON

                                    Dividends
Share Data                          Per Share          Price Range
----------                          ---------      --------------------
                                                     High          Low
                                                   --------     --------
     1999
          1st Quarter                $ .495        35-3/4       29-1/4
          2nd Quarter                  .495        32-1/4       28-3/8
          3rd Quarter                  .505        30-11/16     27-13/16
          4th Quarter                  .505        29-1/16      24-1/4
                                      -----

               Total                 $2.00

     1998
          1st Quarter                $ .485        33-13/16     32
          2nd Quarter                  .485        34           29-15/16
          3rd Quarter                  .495        35-3/4       31-5/8
          4th Quarter                  .495        37-1/2       33
                                      -----

               Total                 $1.96


                             DIVIDEND RESTRICTIONS

     WPS Resources' principal subsidiary, Wisconsin Public Service, is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Wisconsin Commission. Special dividends may be declared in order to maintain utility common equity levels consistent with those allowed by the Public Service Commission of Wisconsin. Wisconsin law prohibits Wisconsin Public Service from making loans to WPS Resources and its nonregulated subsidiaries and guaranteeing their obligations.

     At December 31, 1999, WPS Resources had $335.4 million of retained earnings available for dividends.

     Upper Peninsula Power's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $6.4 million of consolidated retained earnings were available at December 31, 1999, for the payment of common stock cash dividends by Upper Peninsula Power.

COMMON STOCK

     Listed:  New York Stock Exchange

     Ticker Symbol:  WPS

     Transfer Agent and Registrar:   Firstar Bank, N.A.
                                     P. O. Box 2077
                                     Milwaukee, Wisconsin 53201

     As of December 31, 1999, there were 25,020 common stock shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1995 TO 1999)

      A.  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

=================================================================================================
Consolidated Statements of Income and Comprehensive Income
=================================================================================================
Year Ended December 31
(Thousands, except share amounts)       1999         1998         1997        1996        1995
-------------------------------------------------------------------------------------------------
Operating revenues
Electric utility                    $  582,471   $  543,260     $536,885    $548,701    $550,105
Gas utility                            191,521      165,111      211,090     211,357     174,693
Nonregulated energy and other          324,548      355,365      187,862     156,391      56,155
-------------------------------------------------------------------------------------------------
Total operating revenues             1,098,540    1,063,736      935,837     916,449     780,953
=================================================================================================
Operating expenses
Electric production fuels              113,780      110,809      107,988     105,449     105,085
Purchased power                         73,619       56,447       63,947      55,844      59,339
Gas purchased for resale               118,889      105,908      147,755     149,388     116,253
Nonregulated energy cost of sales      301,451      346,663      182,863     155,133      53,983
Other operating expenses               194,938      172,876      165,982     183,768     169,067
Maintenance                             60,564       52,813       44,325      51,782      54,658
Depreciation and decommissioning        83,744       86,274       83,441      70,762      71,345
Taxes other than income                 31,818       31,902       31,375      31,671      30,555
-------------------------------------------------------------------------------------------------
Total operating expenses               978,803      963,692      827,676     803,797     660,285
=================================================================================================
Operating income                       119,737      100,044      108,161     112,652     120,668
-------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds
  used during construction                 716          173          154         255         180
Other, net                               8,233        2,505       11,952        (903)      5,852
-------------------------------------------------------------------------------------------------
Total other income and (deductions)      8,949        2,678       12,106        (648)      6,032
=================================================================================================
Income before interest expense         128,686      102,722      120,267     112,004     126,700
-------------------------------------------------------------------------------------------------
Interest on long-term debt              27,162       23,987       26,273      25,494      26,839
Other interest                           8,507        4,827        4,910       3,922       2,677
Allowance for borrowed funds
  used during construction              (2,901)        (177)        (167)       (299)        (80)
-------------------------------------------------------------------------------------------------
Total interest expense                  32,768       28,637       31,016      29,117      29,436
=================================================================================================

Distributions - preferred
  securities of subsidiary trust         3,501        1,488            -           -           -
=================================================================================================

Income before income taxes              92,417       72,597       89,251      82,887      97,264
Income taxes                            29,741       23,445       31,106      27,216      33,494
Minority interest                            -         (611)        (797)       (348)          -
Preferred stock dividends of
  subsidiary                             3,111        3,132        3,133       3,134       3,136
-------------------------------------------------------------------------------------------------
Net income                              59,565       46,631       55,809      52,885      60,634
=================================================================================================

Other comprehensive income                   -            -            -           -           -
=================================================================================================

Comprehensive income                $   59,565   $   46,631     $ 55,809    $ 52,885    $ 60,634
=================================================================================================

Shares of common stock less
  shares in deferred
  compensation trust
Outstanding at December 31              26,780       26,502       26,518      26,537      26,551
Average                                 26,644       26,511       26,527      26,545      26,551
Basic and diluted earnings per
  average share of common stock          $2.24        $1.76        $2.10       $1.99       $2.28
Dividend per share of
  common stock                            2.00         1.96         1.92        1.88        1.84
=================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1995 TO 1999)

                      B.  CONSOLIDATED BALANCE SHEETS

=================================================================================================
Consolidated Balance Sheets
=================================================================================================
Assets
-------------------------------------------------------------------------------------------------
At December 31 (Thousands)           1999         1998         1997         1996         1995
-------------------------------------------------------------------------------------------------
Utility plant
Electric                          $1,797,832   $1,715,882   $1,685,413   $1,639,490   $1,603,632
Gas                                  285,048      267,892      251,603      240,791      228,346
Property under capital lease          74,130            -            -            -            -
-------------------------------------------------------------------------------------------------
Total                              2,157,010    1,983,774    1,937,016    1,880,281    1,831,978
Less - Accumulated depreciation
  and decommissioning              1,293,354    1,206,123    1,113,142    1,028,266      977,163
-------------------------------------------------------------------------------------------------
Net                                  863,656      777,651      823,874      852,015      854,815
Nuclear decommissioning trusts       198,052      171,442      134,108      100,570       82,109
Construction in progress              74,187       42,424       11,776       24,827       18,508
Nuclear fuel, net                     15,007       18,641       19,062       19,381       14,275
-------------------------------------------------------------------------------------------------
Net utility plant                  1,150,902    1,010,158      988,820      996,793      969,707
=================================================================================================
Current assets                       292,925      240,712      213,453      233,933      202,399
Net nonutility and
  nonregulated plant                 168,143       41,235       28,188       28,470        9,033
Regulatory and other assets          204,578      218,282      205,343      204,120      212,769
-------------------------------------------------------------------------------------------------
Total assets                      $1,816,548   $1,510,387   $1,435,804   $1,463,316   $1,393,908
=================================================================================================



=================================================================================================
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------
Capitalization
Common stock equity               $  536,300   $  517,190   $  518,764   $  510,642   $  505,178
Preferred stock of subsidiaries       51,193       51,200       51,645       51,656       51,703
Long-term debt                       634,502      393,037      347,015      349,054      350,098
-------------------------------------------------------------------------------------------------
Total capitalization               1,221,995      961,427      917,424      911,352      906,979
=================================================================================================
Liabilities
Short-term borrowings                 90,258       60,293       40,466       63,192       27,425
Deferred income taxes                111,092      122,642      131,197      135,904      141,518
Other liabilities and credits        393,203      366,025      346,717      352,868      317,986
-------------------------------------------------------------------------------------------------
Total liabilities                    594,553      548,960      518,380      551,964      486,929
=================================================================================================
Total capitalization and
  liabilities                     $1,816,548   $1,510,387   $1,435,804   $1,463,316   $1,393,908
=================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         WPS RESOURCES CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1995 TO 1999)

                             C.  FINANCIAL STATISTICS

================================================================================================

Year Ended December 31                  1999        1998        1997         1996         1995
------------------------------------------------------------------------------------------------
Stock price                           $25-1/8     $35-1/4    $33-13/16     $28-1/2          $34
Book value per share                   $20.03      $19.52       $19.56      $19.24       $19.03
Return on average equity                11.3%        9.0%        10.8%       10.3%        12.2%
Number of common stock shareholders    25,020      26,319       27,369      27,922       28,416
Number of employees                     2,900       2,673        2,902       3,032        3,002
------------------------------------------------------------------------------------------------

Capitalization ratios
Common equity including
  Employee Stock Ownership Plan          43.9        53.8         56.6        56.0         55.7
Preferred stock of subsidiaries           4.2         5.3          5.6         5.7          5.7
Trust preferred securities
  of subsidiary trust                     4.1         5.2            -           -            -
Long-term debt                           47.8        35.7         37.8        38.3         38.6
------------------------------------------------------------------------------------------------

Weather information
Cooling degree days                       481         519          255         352          808
Cooling degree days as
  a percent of normal                  103.0%      107.0%        53.3%       73.6%       170.1%
Heating degree days                     7,273       6,530        8,099       8,566        7,813
Heating degree days as
  a percent of normal                   91.7%       82.4%       101.6%      107.5%        98.0%
================================================================================================

Common Stock Comparison                Dividends
(by quarter)                           Per Share     High        Low
-------------------------------------------------------------------------
1999
1st quarter                             $ .495      35-3/4      29-1/4
2nd quarter                               .495      32-1/4      28-3/8
3rd quarter                               .505      30-11/16    27-13/16
4th quarter                               .505      29-1/16     24-1/4
                                         -----
                                         $2.00

-------------------------------------------------------------------------
1998
1st quarter                             $ .485      33-13/16    32
2nd quarter                               .485      34          29-15/16
3rd quarter                               .495      35-3/4      31-5/8
4th quarter                               .495      37-1/2      33
                                         -----
                                         $1.96

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1997 TO 1999)

                       D.  SELECTED FINANCIAL DATA

===================================================================================
(Millions)                                               1999      1998       1997
-----------------------------------------------------------------------------------

Operating revenues                                      $719.4    $652.5    $690.5
Net income                                                70.2      57.2      64.7
Total assets (at December 31)                          1,409.9   1,267.6   1,234.0
Long-term debt, net (at December 31)                     373.1     304.0     307.6
===================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         WISCONSIN PUBLIC SERVICE CORPORATION
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1997 TO 1999)

                             E.  FINANCIAL STATISTICS


===================================================================================
(Millions)                                                  1999     1998     1997
-----------------------------------------------------------------------------------

Coverage
-----------------------------------------------------------------------------------
Times interest earned before income taxes                   4.71     4.48     4.48
Times interest earned after income taxes                    3.41     3.29     3.30
Times interest and preferred dividends
  earned after income taxes                                 3.08     2.93     2.97
===================================================================================

Capitalization ratios
Common equity including Employee Stock Ownership Plan       55.3     57.6     56.0
Preferred stock                                              5.4      6.1      6.3
Long-term debt                                              39.3     36.3     37.7
===================================================================================
Percent long-term debt to net utility plant                 35.6     33.5     34.7
===================================================================================
Average rate
Bonds                                                        7.2      7.2      7.0
Preferred stock                                              6.1      6.1      6.1
===================================================================================
Number of preferred stock shareholders                     2,339    2,501    2,734
===================================================================================
Weather information
Cooling degree days                                          481      519      255
Cooling degree days as a percent of normal                103.0%   107.0%    53.3%
Heating degree days                                        7,273    6,530    8,099
Heating degree days as a percent of normal                 91.7%    82.4%   101.6%
===================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         UPPER PENINSULA POWER COMPANY
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1997 TO 1999)

                           F.  SELECTED FINANCIAL DATA


==================================================================================
(Millions)                                      1999          1998           1997
----------------------------------------------------------------------------------

Operating revenues                             $62.4         $62.7          $60.2
Net income                                       2.0           3.5            3.7
Total assets (at December 31)                  125.2         127.3          131.3
Long-term debt, net (at December 31)            44.8          38.8           38.9
==================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

         UPPER PENINSULA POWER COMPANY
         COMPARATIVE FINANCIAL STATEMENTS AND
         FINANCIAL STATISTICS (1997 TO 1999)

                             G.  FINANCIAL STATISTICS


==================================================================================
(Millions)                                      1999           1998          1997
----------------------------------------------------------------------------------

Coverage
----------------------------------------------------------------------------------
Times interest earned before income taxes       1.82           2.31          2.34
Times interest earned after income taxes        1.46           1.81          1.87
Times interest and preferred dividends
  earned after income taxes                        -              -          1.87
==================================================================================

Capitalization ratios
Common equity                                   46.5           47.6          50.4
Preferred stock                                    -              -           0.6
Long-term debt                                  53.5           52.4          49.0
==================================================================================
Percent long-term debt to net utility plant     43.9           38.2          37.9
==================================================================================
Average rate
Bonds                                            8.9            8.9           8.9
Preferred stock                                    -              -           4.9
==================================================================================
Number of preferred stock shareholders             -              -            48
==================================================================================

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


               RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

     WPS Resources Corporation is a holding company. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation and Upper Peninsula Power Company. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses including WPS Energy Services, Inc. and WPS Power Development, Inc. Approximately 83% of our assets at December 31, 1999 and approximately 71% of our 1999 revenues were derived from electric and gas utility operations. Substantially all of our 1999 net income was derived from utility operations.

                         1999 COMPARED WITH 1998

WPS RESOURCES CORPORATION OVERVIEW

     WPS Resources' 1999 and 1998 results of operations are shown in the following chart:

========================================================================
WPS Resources' Results                                           Percent
(Millions, except share amounts)           1999         1998      Change
------------------------------------------------------------------------

Consolidated operating revenues          $1,098.5     $1,063.7       3.3
Net income                                   59.6         46.6      27.9
Basic and diluted earnings per share        $2.24        $1.76      27.3
========================================================================

     The primary reasons for the higher earnings were increased sales volumes at Wisconsin Public Service coupled with the implementation of new Wisconsin retail electric and gas rates and the elimination of net trading losses at WPS Energy Services.

OVERVIEW OF UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

     Revenues and earnings for our electric and gas utility operations are shown in the following chart:

========================================================================
                                                                 Percent
Results (Millions)                         1999         1998      Change
------------------------------------------------------------------------
Wisconsin Public Service
------------------------
Operating revenues                        $719.4       $652.5      10.3
Earnings                                    65.3         52.9      23.4

Upper Peninsula Power
---------------------
Operating revenues                          62.4         62.7      (0.5)
Earnings                                     2.0          3.5     (42.9)
========================================================================

     The primary reasons for higher earnings at Wisconsin Public Service were increased sales coupled with the implementation of new Wisconsin retail electric and gas rates.

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

     Our consolidated electric margins increased $19.1 million, or 5.1%. This increase was due to increased sales volume at Wisconsin Public Service coupled with the January 15, 1999 implementation of new Wisconsin retail electric rates. A 6.3% increase in electric rates was authorized by the Public Service Commission of Wisconsin.

==========================================================================
WPS Resources' Consolidated Electric Utility Results (Thousands)
--------------------------------------------------------------------------
                                    1999            1998           1997
--------------------------------------------------------------------------

Revenues                        $  582,471      $  543,260     $  536,885
Fuel and purchased power           187,399         167,256        171,935
--------------------------------------------------------------------------
Margin                          $  395,072      $  376,004     $  364,950
==========================================================================
Sales in kilowatt-hours         12,503,487      12,172,432     11,993,358
==========================================================================

     Our consolidated electric utility revenues increased $39.2 million, or 7.2%, primarily due to the electric rate increase at Wisconsin Public Service. Also contributing to higher electric revenues was a 2.8% increase in overall kilowatt-hour sales at Wisconsin Public Service. Included in 1998 electric revenues, but not in 1999 electric revenues, are surcharge revenues at Wisconsin Public Service of $3.8 million related to the recovery of the deferred costs for the 1997 Kewaunee Nuclear Power Plant steam generator repairs. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant.

     Our consolidated electric production fuel expense increased
$3.0 million, or 2.7%, primarily as a result of increased generation requirements at Wisconsin Public Service's combustion turbine and nuclear generating plants in 1999. Partially offsetting this factor was a decrease in production at Wisconsin Public Service's coal-fired generation plants as a result of both scheduled and unscheduled maintenance activities.

     Our consolidated purchased power requirements increased $17.2 million, or 30.4%, primarily due to additional purchase requirements at both Wisconsin Public Service and Upper Peninsula Power in 1999. Purchase requirements increased 20.1% at Wisconsin Public Service due to the lack of production at its coal-fired generation plants during the time they were off-line for maintenance in 1999. In addition, the cost of purchases was 12.8% higher in 1999 than in 1998.

     The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Annual 1999 fuel costs at December 31, 1999 were within this 2.0% window and, accordingly, no adjustment will be made.

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)

     The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The consolidated gas utility margin increased $13.4 million in 1999. The gas utility margin at Wisconsin Public Service increased $13.4 million, or 22.2%, in 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates and to an increase in therm sales.

==========================================================================
Wisconsin Public Service's Gas Utility Results (Thousands)
--------------------------------------------------------------------------
                                  1999             1998            1997
--------------------------------------------------------------------------

Revenues                        $191,521         $165,111        $211,090
Purchase costs                   117,582          104,608         147,493
--------------------------------------------------------------------------

Margin                          $ 73,939         $ 60,503        $ 63,597
==========================================================================

Sales in therms                  662,615          608,092         662,008
==========================================================================

     Wisconsin Public Service's gas operating revenues increased
$26.4 million, or 16.0%. This increase was due to the implementation of new Wisconsin retail gas rates and a 9.0% increase in overall therm sales as a result of colder weather in 1999. Although the winter weather was 11.4% colder in 1999 than in 1998, it was still 8.3% warmer than normal.

     Note that 1998 gas utility revenues were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to Wisconsin Public Service's customers. Gas purchase costs in 1998 were likewise reduced as this $7.5 million refund was credited to gas expense.

     Wisconsin Public Service's gas purchase costs increased $13.0 million, or 12.4%. This increase was due to increased sales and to a higher cost of gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

     Other operating expenses at Wisconsin Public Service increased
$12.6 million, or 9.1%, primarily due to higher customer service expenses of $5.1 million related to conservation expenditures, and higher pension costs of $3.4 million due to a change in the assumptions used to calculate this expense. Also contributing to increased operating expenses were higher medical benefit expenses of $1.2 million and higher electric distribution expenses of $1.2 million.

     Maintenance expense at Wisconsin Public Service increased $7.2 million, or 14.6%, primarily due to additional costs of $8.0 million at its coal-fired generation plants and $1.6 million at its other power generation plants for both scheduled and unscheduled maintenance activities. Offsetting these costs was a decrease in maintenance expense of $8.5 million at the Kewaunee plant.

A scheduled refueling outage at the Kewaunee plant in 1998 caused 1998 nuclear maintenance expenses to be higher. In addition, $3.8 million in deferred costs for the 1997 Kewaunee plant's steam generator repairs was recognized in 1998. Maintenance of overhead distribution lines increased $4.7 million in 1999 due to additional tree trimming, line clearance, and storm damage repairs.

PRICE RISK MANAGEMENT ACTIVITIES (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

     WPS Resources engages in minimal price risk management activities at its utility operations because much of the utility price risk exposure is recoverable through customer rates.

OVERVIEW OF NONREGULATED AND NONUTILITY OPERATIONS

     Nonregulated operations consist of the gas and electric sales at WPS Energy Services, Inc., a diversified energy supply and services company. Nonregulated operations also include those of WPS Resources as a holding company and those of WPS Power Development, Inc., an electric generation asset development company. Nonutility operations refer to the activities of Wisconsin Public Service and Upper Peninsula Power which do not fall under utility regulation.

     Nonregulated and nonutility operations experienced a loss of $7.8 million in 1999 compared with a loss of $9.8 million in 1998. Although margins on nonregulated energy sales continue to grow, losses are being experienced primarily due to operating expenses associated with new facilities, market expansion, and the pursuit of additional projects. Nonutility operations in 1999 included a one-time special dividend of $0.5 million. This special dividend was related to a land sale from an investment held at Wisconsin Public Service. Nonregulated earnings in 1998 included a one-time dividend of $2.0 million received by WPS Resources from a venture capital investment.

OVERVIEW OF WPS ENERGY SERVICES, INC.

     Revenues at WPS Energy Services were $292.2 million in 1999 compared with $351.3 million in 1998, a decrease of 16.8%. The revenue decrease is attributable to a combination of lower overall natural gas prices experienced in 1999, and a deliberate change in the wholesale product mix. WPS Energy Services experienced an improvement in operating results, reducing net losses by 49.3% in 1999. Net losses were $3.5 million in 1999 compared with $6.9 million in 1998. The primary reason for the decrease in losses was the elimination of trading losses that occurred in 1998. WPS Energy Services implemented a deliberate shift in focus within its trading unit to emphasize capturing present opportunities in the market rather than taking a position in anticipation of a future market movement. While not without risk, this lower-risk approach did yield gains in 1999. WPS Energy Services also experienced an increase in total gas margin due to improved gas procurement operations and processes, and an increased emphasis on creation of wholesale products providing greater value, thus higher margin, to customers in the wholesale marketplace. Partially offsetting these factors was a one-time pretax write-down of $0.7 million related to an investment in a gas production field.

NONREGULATED MARGINS (WPS ENERGY SERVICES)

     Gas margins at WPS Energy Services were $4.6 million in 1999 compared with $4.0 million in 1998, an increase of 15.0%. Electric margins remained fairly stable. Gas revenues at WPS Energy Services were $288.0 million in

1999 compared with $330.0 million in 1998. This decrease was the result of lower overall natural gas market prices and an increased emphasis on higher quality and lower-risk wholesale products rather than a large volume of wholesale transactions with lower margins. Electric revenues were $3.4 million in 1999 and $20.5 million in 1998, a decrease of 83.4%. This decrease was the result of WPS Energy Services' efforts to focus participation in the wholesale electric markets where transactions are based on physical generation assets controlled by an affiliate of WPS Resources.

     WPS Energy Services' cost of sales was $286.6 million in 1999 and $346.4 million in 1998, a decrease of 17.3%. This decrease was due to decreased gas purchases of $42.7 million primarily due to lower natural gas prices and, to a lesser extent, reduced wholesale sales volumes. Also contributing to the lower cost of sales was continued improvement in gas procurement processes. Electric purchases decreased $17.1 million due to decreased sales.

OTHER NONREGULATED EXPENSES/INCOME (WPS ENERGY SERVICES)

     Other operating expenses at WPS Energy Services increased $1.0 million, or 11.1%, primarily due to costs of $0.7 million associated with entering into expanded retail customer-choice programs. Improved processes and strategies emphasizing reduced risk at WPS Energy Services resulted in a gas trading gain in 1999 compared with gas trading losses of $4.9 million in 1998. Essentially no electric trading losses were experienced in 1999 compared with $1.2 million in 1998.

PRICE RISK MANAGEMENT ACTIVITIES (WPS ENERGY SERVICES)

     WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with the changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also uses derivatives to manage market risk associated with anticipated energy purchases, as well as trading activities. Derivatives may include futures and forward contracts, basis swap agreements, or call and put options.

     Gains and losses on derivatives are recognized immediately in earnings when it is no longer probable that the related forecasted transaction will occur. Each accounting period, WPS Energy Services records gains or losses on changes in market value of trading derivatives in other income. WPS Energy Services recorded net trading gains of $0.1 million in 1999 and net trading losses of $6.1 million in 1998.

     At December 31, 1999, WPS Energy Services had outstanding 11.4 million notional dekatherms of natural gas under futures and option agreements and
5.9 million notional dekatherms of natural gas under basis swap agreements in order to manage market risk. These financial instruments expire at various times through October 2001. WPS Energy Services has gas sales commitments through October 2000 with a range of sale prices from $2.06 to $3.09 per dekatherm and a range of associated gas purchase costs of $2.05 to $3.00 per dekatherm.

     At December 31, 1999, the fair value of trading instruments included assets of $7.5 million and liabilities of $6.8 million. Natural gas derivatives were used for all trading activities in 1999 and 1998, except for a small amount of electric trading transactions. At December 31, 1999, WPS Energy Services had outstanding 1.4 million notional dekatherms of natural gas under futures and option agreements and 1.7 million notional dekatherms of natural gas under basis swap agreements for trading purposes.

============================================================================
Derivatives (contract amounts in millions)
----------------------------------------------------------------------------
                                        Expected Maturity
                                       --------------------             Fair
                                       2000    2001    2002   Total    Value
----------------------------------------------------------------------------
Futures NYMEX - hedging
  Long (billion cubic feet)            25.3
  Weighted average settlement price
    (per dekatherm)                   $2.54
  Contract amount                     $64.4                   $64.4   $(5.1)
  Short (billion cubic feet)           23.1     0.4
  Weighted average settlement price
    (per dekatherm)                   $2.60   $2.80
  Contract amount                     $59.9    $1.1           $61.0    $5.8
----------------------------------------------------------------------------

Futures NYMEX - trading
  Long (billion cubic feet)            10.3
  Weighted average settlement price
    (per dekatherm)                   $2.63
  Contract amount                     $27.2                   $27.2   $(3.0)
  Short (billion cubic feet)           10.8
  Weighted average settlement price
    (per dekatherm)                   $2.63
  Contract amount                     $28.5                   $28.5    $3.2
----------------------------------------------------------------------------

OTC futures - hedging
  Long (billion cubic feet)             7.8     0.7    0.18
  Weighted average settlement price
    (per dekatherm)                   $2.36   $2.22   $2.22
  Contract amount                     $18.5    $1.6    $0.4   $20.5    $0.4
  Short (billion cubic feet)            3.2
  Weighted average settlement price
    (per dekatherm)                   $2.64
  Contract amount                      $8.4                    $8.4    $0.9
----------------------------------------------------------------------------

OTC futures - trading
  Long (billion cubic feet)             0.8
  Weighted average settlement price
    (per dekatherm)                   $2.47
  Contract amount                      $2.0                    $2.0   $(0.1)
  Short (billion cubic feet)            0.5
  Weighted average settlement price
    (per dekatherm)                   $2.77
  Contract amount                      $1.4                    $1.4    $0.2
----------------------------------------------------------------------------

============================================================================
Derivatives (continued)
----------------------------------------------------------------------------
                                        Expected Maturity
                                       --------------------             Fair
                                       2000    2001    2002   Total    Value
----------------------------------------------------------------------------

Options - hedging
  Long calls (billion cubic feet)       2.3
  Weighted average strike price
    (per dekatherm)                   $3.03
  Contract amount                      $6.9                    $6.9   $(0.5)
  Long puts (billion cubic feet)        2.9
  Weighted average strike price
    (per dekatherm)                   $2.31
  Contract amount                      $6.6                    $6.6    $0.0
  Short calls (billion cubic feet)      1.1
  Weighted average strike price
    (per dekatherm)                   $3.07
  Contract amount                      $3.4                    $3.4    $0.2
  Short puts (billion cubic feet)       5.8
  Weighted average strike price
    (per dekatherm)                   $2.31
  Contract amount                     $13.3                   $13.3   $(0.1)
----------------------------------------------------------------------------

Options - trading
  Long calls (billion cubic feet)       0.2
  Weighted average strike price
    (per dekatherm)                   $2.30
  Contract amount                      $0.3                    $0.3    $0.0
  Long puts (billion cubic feet)        1.9
  Weighted average strike price
    (per dekatherm)                   $2.11
  Contract amount                      $3.9                    $3.9    $0.0
  Short calls (billion cubic feet)                 0.3
  Weighted average strike price
    (per dekatherm)                              $2.50
  Contract amount                                 $0.6         $0.6    $0.0
  Short puts (billion cubic feet)       0.8
  Weighted average strike price
    (per dekatherm)                   $2.30
  Contract amount                      $1.7                    $1.7    $0.1
----------------------------------------------------------------------------

Basis swaps - hedging
  Receive fixed (billion cubic feet)   28.9     0.7
  Weighted average settlement price
    (per dekatherm)                   $0.11   $0.22
  Contract amount                      $3.3    $0.2            $3.5   $(0.9)
  Receive floating
    (billion cubic feet)               23.7
  Weighted average settlement price
    (per dekatherm)                   $0.12
  Contract amount                      $2.8                    $2.8   $(0.1)
----------------------------------------------------------------------------

============================================================================
Derivatives (continued)
----------------------------------------------------------------------------
                                        Expected Maturity
                                       --------------------             Fair
                                       2000    2001    2002   Total    Value
----------------------------------------------------------------------------

Basis swaps - trading
  Receive fixed (billion cubic feet)   39.1
  Weighted average settlement price
    (per dekatherm)                   $0.18
  Contract amount                      $7.0                    $7.0   $(3.7)
  Receive floating
    (billion cubic feet)               36.3     1.1
  Weighted average settlement price
    (per dekatherm)                   $0.19   $0.12
  Contract amount                      $7.0    $0.1            $7.1    $4.0
============================================================================

OVERVIEW OF WPS POWER DEVELOPMENT

     Losses at WPS Power Development were $3.8 million in 1999 compared with $2.4 million in 1998. The increase in losses at WPS Power Development was primarily due to additional costs incurred in 1999 for the development and operation of newly acquired facilities and the evaluation of new projects.

     WPS Power Development experienced an increase of $9.5 million in its margin on operating generation facilities in 1999. This increase was due to the operation of the electric generation assets acquired in Maine and Canada on June 8, 1999, and in Pennsylvania on November 1, 1999. Other operating expenses at WPS Power Development increased $10.5 million largely due to operating expenses related to the electric generation assets acquired in Maine and Canada from Maine Public Service and the Sunbury plant acquired in Pennsylvania from PP&L Resources. Higher operating expenses at ECO Coal Pelletization #12, LLC also contributed to the increase. Partially offsetting increased expenses at ECO #12 was the benefit of tax credits received for these operations. Although ECO #12 experienced problems with materials and customers in the early part of 1999, these problems have been resolved and sales have increased significantly. Additional costs related to the pursuit and development of new projects also contributed to higher operating expenses at WPS Power Development in 1999.

OVERVIEW OF OTHER NONREGULATED AND NONUTILITY OPERATIONS

     A one-time dividend of $0.5 million was received by Wisconsin Public Service in 1999 related to a land sale from an investment. This dividend represented a one cent per share increase to earnings for 1999. A one-time dividend of $2.0 million was received by WPS Resources in 1998 from a venture capital investment. This dividend represented a four cents per share increase in earnings for 1998.

                             1998 COMPARED WITH 1997

WPS RESOURCES CORPORATION OVERVIEW

     WPS Resources' results of operations and financial position for 1998 and 1997 include the effects of the merger with Upper Peninsula Energy Corporation which was effective September 29, 1998 and was accounted for as a pooling of interests. In accordance with the terms of the merger, each of the 2,950,001 outstanding shares of Upper Peninsula Energy Corporation common stock (no par value) was converted into 0.90 shares of WPS Resources' common stock. The conversion was subject to adjustment for cash payments for fractional shares. In conjunction with this merger, we expensed transaction charges of approximately $1.6 million in 1998 and $2.7 million in 1997. These merger transaction charges consisted of the following:

          =====================================================
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
          =====================================================

     In addition, Upper Peninsula Power, Upper Peninsula Energy Corporation's primary subsidiary, recorded severance costs of $1.1 million and an additional $0.5 million in other merger-related expenses in 1998.

     WPS Resources' 1998 and 1997 results of operation are shown in the following chart:

========================================================================
WPS Resources' Results                                           Percent
(Millions, except share amounts)           1998         1997      Change
------------------------------------------------------------------------

Consolidated operating revenues          $1,063.7       $935.8     13.7
Net income                                   46.6         55.8    (16.5)
Basic and diluted earnings per share        $1.76        $2.10    (16.2)
========================================================================

     The primary reasons for the decrease in earnings were the impact of unusually warm winter weather, the effects of a full year electric rate decrease at Wisconsin Public Service, higher maintenance expenses at Wisconsin Public Service, decreased other income, higher other operating expenses, and a decrease in Wisconsin Public Service's gas margin. Partially offsetting these factors were an increase in electric utility margins and an increase in nonregulated margins.

OVERVIEW OF UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

     Revenues and earnings for our electric and gas utility operations are shown in the following chart:

========================================================================
                                                                 Percent
Results (Millions)                         1998         1997      Change
------------------------------------------------------------------------
Wisconsin Public Service
------------------------
Operating revenues                        $652.5       $690.5      (5.5)
Earnings                                    52.9         57.5      (8.0)

Upper Peninsula Power
---------------------
Operating revenues                          62.7         60.2       4.2
Earnings                                     3.5          3.7      (5.4)
========================================================================

     The primary reasons for the decrease in earnings at Wisconsin Public Service were the impact of unusually warm winter weather, increased maintenance expenses, a decrease in other income, an increase in other operating expenses, and a decrease in the gas margin. Partially offsetting these factors were an increase in the electric utility margin and a decrease in interest expense.

     The primary reasons for the decrease in earnings at Upper Peninsula
Power were higher maintenance and other operating expenses partially offset by an increase in the electric margin.

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

     Our consolidated electric utility margins increased $11.1 million, or 3.0%, primarily due to increased kilowatt-hour sales of 3.0% to Wisconsin Public Service's customers as a result of warmer summer weather in 1998. Partially offsetting the increase in electric margins in 1998 was the impact on Wisconsin Public Service of a Public Service Commission of Wisconsin 8.1% retail electric rate decrease which was effective for the entire year in 1998 but was only effective in 1997 for the period after February 21, 1997.

     Our consolidated electric utility revenues increased $6.4 million, or 1.2%, largely due to increased revenues of $4.8 million from Wisconsin Public Service's wholesale customers and $1.5 million from Wisconsin Public Service's commercial and industrial customers as a result of the warmer summer weather. Also included in 1998 electric revenues were surcharge revenues at Wisconsin Public Service of $3.8 million related to the recovery of deferred costs for the 1997 Kewaunee plant steam generator repairs. Partially offsetting these factors were the electric rate reduction and a $1.0 million refund of Wisconsin Public Service's transmission revenues as the result of a 1998 Federal Energy Regulatory Commission settlement related to open access transmission tariff rates.

     Our consolidated electric production fuel expense increased
$2.8 million, or 2.6%, primarily as a result of increased generation expense. The Kewaunee plant was out of service for the first six months of 1997 as the result of an extended outage to repair steam generators, thus, in comparison, the higher generation expense in 1998.

     Our consolidated purchased power expense decreased $7.5 million, or 11.7%, primarily due to decreased purchase requirements at Wisconsin Public Service in the first half of 1998. Purchase requirements at Wisconsin Public Service in the first half of 1997 were higher due to lack of production at the Kewaunee plant in the first and second quarters of 1997 as a result of an extended outage. The Kewaunee plant was also off-line in 1998 for a six-week scheduled refueling outage. Also contributing to lower purchased power expense at Wisconsin Public Service was a $1.2 million credit to purchased power expense in the fourth quarter of 1998 related to the settlement of litigation involving a contract with a power supplier.

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)

     The consolidated gas utility margin decreased $4.1 million, or 6.5%, in 1998. This decrease was primarily due to winter weather that was 19.4% warmer in 1998 than in 1997. The gas utility margin at Wisconsin Public Service decreased $3.1 million, or 4.9%, in 1998.

     Wisconsin Public Service's gas operating revenues decreased
$46.0 million, or 21.8%. This decrease was due to unusually mild winter weather in 1998 resulting in lower gas therm sales for 1998 of 8.1%.

     Note that 1998 gas utility revenues were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to Wisconsin Public Service's customers. Gas purchase costs in 1998 were likewise reduced as this $7.5 million refund was credited to gas expense.

     Wisconsin Public Service's gas purchase costs decreased $42.9 million, or 29.1%. This decrease was due to reduced customer demand as a result of the mild weather during 1998.

OTHER UTILITY EXPENSES/INCOME (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

     Other operating expenses at Wisconsin Public Service increased $4.1 million, or 3.1%, primarily due to higher benefit costs in 1998.

     Other operating expenses at Upper Peninsula Power increased
$0.6 million, or 3.6%, primarily as the result of the accrual of $1.1 million in merger-related severance expense in 1998. Other operating expenses at Upper Peninsula Power in 1997 included costs incurred related to the termination of Upper Peninsula Power's Presque Isle Plant Operating Agreement with Wisconsin Electric Power Company. Upper Peninsula Power had staffed and operated Wisconsin Electric's Presque Isle Power Plant through December 31, 1997, at which time the operating agreement was terminated.

     Maintenance expense at Wisconsin Public Service increased $7.8 million, or 18.6%, primarily as a result of increased expenses at the Kewaunee plant during the second and fourth quarters of 1998. This increase was partly due to the recognition of the deferred expenses for the 1997 Kewaunee plant's steam generator repairs. The Public Service Commission of Wisconsin approved deferral of the repairs in 1997, the cost of which had been collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge. In addition, maintenance expense at the Kewaunee plant increased in the fourth quarter of 1998 due to a scheduled refueling outage.

     Depreciation and decommissioning expenses at Wisconsin Public Service increased $2.4 million, or 3.1%, due to an increased plant base and to the accelerated recovery of investment in the Kewaunee plant and accelerated funding of the Kewaunee plant's decommissioning costs. Accelerated recovery of investment and funding began on February 21, 1997 and, therefore, was effective for all of 1998 but only a portion of 1997.

PRICE RISK MANAGEMENT ACTIVITIES (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

     WPS Resources engages in minimal price risk management activities at its utility operations because much of the utility price risk exposure is recoverable through customer rates.

OVERVIEW OF NONREGULATED AND NONUTILITY OPERATIONS

     Nonregulated and nonutility operations experienced a loss of $9.8 million in 1998 compared with a loss of $5.4 million in 1997. Although nonregulated margins continued to grow, losses were experienced due to gas and electric trading losses and expenses associated with the expansion of customer base. Nonutility operations experienced a one-time gain of $4.8 million on the sale of nonutility property in 1997.

OVERVIEW OF WPS ENERGY SERVICES

     Revenues at WPS Energy Services were $351.3 million in 1998 compared with $189.4 million in 1997, an increase of 85.5%. WPS Energy Services experienced a loss of $6.9 million in 1998 compared with a loss of $4.9 million in 1997. The primary reasons for the increased loss at WPS Energy Services were increased electric and gas trading losses primarily due to market volatility, and higher operating expenses due to expansion of the energy trading business. Partially offsetting these factors was an increase in the gas margin.

NONREGULATED MARGINS (WPS ENERGY SERVICES)

     Gas margins at WPS Energy Services were $4.0 million in 1998 compared with $1.9 million in 1997, an increase of 110.5%. Electric margins at WPS Energy Services remained fairly stable. Gas revenues at WPS Energy Services were $330.0 million in 1998 compared with $182.3 million in 1997, an increase of $147.7 million, or 81.0%. This increase was the result of sales volume growth and expansion to additional geographic areas. Electric revenues at WPS Energy Services were $20.5 million in 1998 and $6.4 million in 1997, an increase of $14.1 million, or 220.3%. This increase was also the result of sales volume growth.

     WPS Energy Services' cost of sales were $346.4 million in 1998 and $186.6 million in 1997, an increase of $159.8 million, or 85.6%. This increase was primarily due to increased gas purchases of $145.6 million and increased purchased power expense of $14.2 million. These increases were the result of customer growth and higher costs of purchases.

OTHER NONREGULATED EXPENSES/INCOME (WPS ENERGY SERVICES)

     Other operating expenses at WPS Energy Services increased $1.1 million, or 13.6%, due to expansion of the business. WPS Energy Services experienced gas trading losses of $4.9 million in 1998 and $1.4 million in 1997 largely due to market volatility. WPS Energy Services also experienced electric trading losses of $1.2 million in 1998 primarily due to losses in the third quarter related to the unprecedented market volatility in the electric trading market.

PRICE RISK MANAGEMENT ACTIVITIES (WPS ENERGY SERVICES)

     WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also uses derivatives to manage market risk associated with anticipated energy purchases, as well as trading activities. Derivatives may include futures and forward contracts, price swap agreements, or call and put options.

     Gains and losses on derivatives are recognized immediately in earnings when it is no longer probable that the related forecasted transaction will occur. Each accounting period, WPS Energy Services records gains or losses on changes in market value of trading derivatives in other income. WPS Energy Services recorded net trading losses of $6.1 million in 1998 and $1.4 million in 1997.

     At December 31, 1998, WPS Energy Services had outstanding 27.4 million notional dekatherms of natural gas under futures and option agreements and
0.9 million notional dekatherms of natural gas under basis swap agreements in order to manage market risk. These financial instruments expire at various times through August 2000. WPS Energy Services had gas sales commitments through August 2000 with a range of sale prices from $2.36 to $2.38 per dekatherm and a range of associated gas purchase costs of $2.29 to $2.31 per dekatherm.

     At December 31, 1998, the fair value of trading instruments included assets of $29.2 million and liabilities of $30.0 million. Virtually all trading activities in 1998 and 1997 involved natural gas derivatives, except for a small amount of electric trading transactions. At December 31, 1998, WPS Energy Services had outstanding 0.4 million notional dekatherms of natural gas under futures and option agreements and 2.8 million notional dekatherms of natural gas under basis swap agreements for trading purposes.

============================================================================
Derivatives (contract amounts in millions)
----------------------------------------------------------------------------
                                        Expected Maturity
                                       --------------------             Fair
                                        1999          2000    Total    Value
----------------------------------------------------------------------------
Futures NYMEX - hedging
  Long (billion cubic feet)             34.8           2.2
  Weighted average settlement price
    (per dekatherm)                    $2.26         $2.32
  Contract amount                      $78.8          $5.1    $83.9  $(13.4)
  Short (billion cubic feet)            18.4           0.8
  Weighted average settlement price
    (per dekatherm)                    $2.18         $2.50
  Contract amount                      $40.0          $2.1    $42.1    $6.2
----------------------------------------------------------------------------

Futures NYMEX - trading
  Long (billion cubic feet)             33.5
  Weighted average settlement price
    (per dekatherm)                    $2.28
  Contract amount                      $76.3                  $76.3  $(15.3)
  Short (billion cubic feet)            37.0
  Weighted average settlement price
    (per dekatherm)                    $2.25
  Contract amount                      $83.2                  $83.2   $16.0
----------------------------------------------------------------------------

============================================================================
Derivatives (continued)
----------------------------------------------------------------------------
                                        Expected Maturity
                                       --------------------             Fair
                                        1999          2000    Total    Value
----------------------------------------------------------------------------

OTC futures - hedging
  Long (billion cubic feet)              7.2           3.4
  Weighted average settlement price
    (per dekatherm)                    $2.21         $2.28
  Contract amount                      $15.9          $7.8    $23.7   $(1.6)
  Short (billion cubic feet)             1.5           0.1
  Weighted average settlement price
    (per dekatherm)                    $2.12         $2.18
  Contract amount                       $3.1          $0.3     $3.4    $0.4
----------------------------------------------------------------------------

OTC futures - trading
  Long (billion cubic feet)              6.0
  Weighted average settlement price
    (per dekatherm)                    $2.21
  Contract amount                      $13.1                  $13.1   $(1.9)
  Short (billion cubic feet)             3.1           0.1
  Weighted average settlement price
    (per dekatherm)                    $2.15         $1.85
  Contract amount                       $6.8          $0.2     $7.0    $1.0
----------------------------------------------------------------------------

Options - hedging
  Long calls (billion cubic feet)        0.6
  Weighted average strike price
    (per dekatherm)                    $2.46
  Contract amount                       $1.6                   $1.6   $(0.1)
  Long puts (billion cubic feet)         0.6
  Weighted average strike price
    (per dekatherm)                    $1.87
  Contract amount                       $1.1                   $1.1    $0.0
  Short calls (billion cubic feet)       0.7
  Weighted average strike price
    (per dekatherm)                    $2.43
  Contract amount                       $1.7                   $1.7    $0.2
  Short puts (billion cubic feet)        0.8           0.5
  Weighted average strike price
    (per dekatherm)                    $2.25         $2.43
  Contract amount                       $1.8          $1.1     $2.9    $0.0
----------------------------------------------------------------------------

============================================================================
Derivatives (continued)
----------------------------------------------------------------------------
                                        Expected Maturity
                                       --------------------             Fair
                                        1999          2000    Total    Value
----------------------------------------------------------------------------

Options - trading
  Long calls (billion cubic feet)        2.2
  Weighted average strike price
    (per dekatherm)                    $2.27
  Contract amount                       $5.1                   $5.1   $(0.2)
  Long puts (billion cubic feet)         5.9
  Weighted average strike price
    (per dekatherm)                    $2.05
  Contract amount                      $12.0                  $12.0    $0.5
  Short calls (billion cubic feet)       1.5
  Weighted average strike price
    (per dekatherm)                    $2.17
  Contract amount                       $3.2                   $3.2    $0.1
  Short puts (billion cubic feet)        5.0           0.5
  Weighted average strike price
    (per dekatherm)                    $2.14         $2.30
  Contract amount                      $10.7          $1.0    $11.7   $(0.5)
----------------------------------------------------------------------------

Basis swaps - hedging
  Receive fixed (billion cubic feet)    12.2           0.9
  Weighted average settlement price
    (per dekatherm)                    $0.17         $0.29
  Contract amount                       $2.1          $0.3     $2.4   $(0.9)
  Receive floating
    (billion cubic feet)                13.5           0.5
  Weighted average settlement price
    (per dekatherm)                    $0.20         $0.09
  Contract amount                       $2.7                   $2.7    $1.2
----------------------------------------------------------------------------

Basis swaps - trading
  Receive fixed (billion cubic feet)    80.5           2.6
  Weighted average settlement price
    (per dekatherm)                    $0.25         $0.24
  Contract amount                      $20.9          $0.6    $21.5  $(12.1)
  Receive floating
    (billion cubic feet)                82.1           3.8
  Weighted average settlement price
    (per dekatherm)                    $0.25         $0.23
  Contract amount                      $20.4          $0.9    $21.3   $11.6
============================================================================

OVERVIEW OF WPS POWER DEVELOPMENT

     Losses at WPS Power Development were $2.4 million in 1998 compared with $1.9 million in 1997. The increase in losses at WPS Power Development was primarily due to additional expenses incurred in 1998 for the start-up of new projects. Other operating expenses at WPS Power Development increased
$1.1 million, or 25.4%, due to higher project expenses.

OVERVIEW OF OTHER NONREGULATED AND NONUTILITY OPERATIONS

     Other income at the WPS Resources holding company in 1998 included a dividend of $2.0 million on a venture capital investment.


                           BALANCE SHEET - WPS RESOURCES

                             1999 COMPARED WITH 1998

     Nuclear decommissioning trusts increased $26.6 million due to continued funding and favorable investment returns. Construction in progress increased $31.8 million largely as a result of construction expenditures at Wisconsin Public Service related to the Kewaunee plant's steam generator replacement project and the combustion turbine project at West Marinette which Wisconsin Public Service is building for Madison Gas and Electric Company. Customer receivables increased $15.1 million primarily as a result of increased sales at Wisconsin Public Service and WPS Power Development. Net nonutility and nonregulated plant increased $126.9 million as a result of the acquisition of additional generation assets at WPS Power Development.

     Long-term debt increased $170.6 million and commercial paper increased $32.3 million as a result of equity infusions to subsidiaries and nonrecourse financing at WPS Power Development. Cash requirements exceeded internally generated funds at WPS Resources.


                         FINANCIAL CONDITION - WPS RESOURCES

INVESTMENTS AND FINANCING

     Nonutility assets of $11.9 million were transferred from Wisconsin Public Service to WPS Resources in 1999. Special common stock dividends of $25.0 million were paid by Wisconsin Public Service to WPS Resources in 1999. Equity infusions of $60.0 million were made by WPS Resources to Wisconsin Public Service in 1999. These special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at its target level as established by the Public Service Commission of Wisconsin in its most recent rate order.

     Cash requirements exceeded internally generated funds in 1999 and new financing of $211.5 million was necessary to obtain funds for the acquisition of generating units from Maine Public Service and the Sunbury plant from PP&L Resources. Our pretax interest coverage was 3.20 times for the 12 months ended December 31, 1999. See the following table for WPS Resources' credit ratings.

========================================================================
Credit Ratings                            Standard & Poor's     Moody's
------------------------------------------------------------------------

WPS Resources Corporation
 Senior unsecured debt                            AA              Aa3
 Commercial paper                                 A1+             P1
 Trust preferred securities                       A+              aa3
WPS Resources Capital Corporation
  Unsecured debt *                                AA              Aa3
Wisconsin Public Service Corporation
  Bonds                                           AA+             Aa1
  Preferred stock                                 AA              aa2
  Commercial paper                                A1+             P1
========================================================================

     * No securities currently outstanding.

     WPS Resources normally uses internally generated funds and short-term borrowing to satisfy most of its capital requirements. Long-term debt and common stock may periodically be issued to reduce short-term debt and to maintain desired capitalization ratios.

     The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. WPS Resources filed a shelf registration with the Securities and Exchange Commission, which allows the issuance of $400.0 million in the aggregate of long-term debt and common stock. Long-term debt of $150.0 million was issued under the shelf registration in November 1999. New shares of common stock were issued for the Stock Investment Plan in January through November of 1999. The leveraged Employee Stock Ownership Plan may also be expanded during the next three years.

     Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $530.0 million in the aggregate for the 2000 through 2002 timeframe. This includes expenditures for replacement of the Kewaunee plant's steam generators and construction of a proposed transmission line between Wausau and Duluth which is estimated to cost between $125.0 million and $175.0 million.

     In addition, other capital requirements for Wisconsin Public Service for the three-year period 2000 through 2002 include contributions of approximately $14.1 million to the Kewaunee plant decommissioning trust fund.

     Wisconsin Public Service's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, is accounted for as a capital lease. The De Pere Energy Center lease was capitalized at $74.1 million on the in-service date, June 14, 1999.

     Upper Peninsula Power will incur construction expenditures of approximately $22.0 million in the aggregate for the period 2000 through 2002, primarily for electric distribution improvements.

     On November 1, 1999, WPS Power Development completed the purchase of the Sunbury plant from PP&L Resources, Inc. The $107.0 million purchase includes a coal-fired plant and two oil-fired combustion turbines with a total nameplate capacity of 472 megawatts, coal inventories, and a coal transshipment facility. The purchase was temporarily financed with debt from

WPS Resources. This temporary debt will be refinanced with nonrecourse debt and equity infusions.

     WPS Power Development's purchase of generation assets for $37.4 million from Maine Public Service, which was originally financed with short-term debt was refinanced with $24.0 million of nonrecourse long-term debt and an equity infusion.

     Other investment expenditures for nonregulated projects are uncertain since there are no firm commitments at this time. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing and/or through a subsidiary, WPS Resources Capital Corporation, which was formed to obtain funding for those projects.

REGULATORY

     Wisconsin Public Service received a rate order in the Wisconsin jurisdiction on January 15, 1999. The impact is an estimated $26.9 million increase in electric revenues and an estimated $10.3 million increase in gas revenues on an annual basis. The new rates are effective for 1999 and 2000. The Public Service Commission of Wisconsin authorized a 12.1% return on Wisconsin Public Service's equity for 1999 and 2000.

     On July 1, 1999, Wisconsin Public Service filed to reopen this rate order to consider issues related to the Kewaunee plant, the recovery of deferred expenses related to the repowering of Pulliam Unit 3, and the fuel forecast for 2000. Hearings on the rate reopener were held on October 12, 1999. As a result of those hearings, Wisconsin Public Service received an order on December 15, 1999 approving a 4.6% electric rate increase. The new rates were implemented on January 1, 2000.

YEAR 2000 COMPLIANCE

     The Year 2000 issue arose because software programs, computer hardware, and equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may have resulted in system failures or other disruptions of operations.

     WPS Resources and its subsidiary companies were committed to eliminating or minimizing the adverse effects of the Year 2000 computer compliance issue on our business operations, including the products and services provided to our customers, and to maintaining our reputation as an efficient and reliable supplier of energy. Our commitment paid off when December 31, 1999 was non-eventful. No Year 2000 energy problems have been reported through the first eight weeks of 2000.

     In all, no negative reaction was apparent from either customers or employees. The large scale communications effort, patterned after our procedures involved in nuclear exercises and drills, was extremely successful.

     Fewer expenditures were made for hardware and software than originally anticipated. Expenditures for the Year 2000 project incurred through January 31, 2000 were $3.9 million.

                                   TRENDS - WPSR

ACCOUNTING STANDARDS

     Wisconsin Public Service and Upper Peninsula Power follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and their financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating each utility. For Wisconsin Public Service these include the Public Service Commission of Wisconsin, 89% of revenues; the Michigan Public Service Commission, 2% of revenues; and the Federal Energy Regulatory Commission, 9% of revenues. In addition, the Kewaunee plant is regulated by the Nuclear Regulatory Commission. Environmental matters are primarily governed by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative depends upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings. In
June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137. This new statement delays the effective date of Standard No. 133 to fiscal periods beginning after June 15, 2000. We will be adopting the requirements of this statement on January 1, 2001. We have inventoried the outstanding contracts at our utility subsidiaries. Based on our understanding of the current interpretation of this statement, we have limited exposure at the utilities at this time. However, the requirements of this statement could increase volatility in earnings and other comprehensive income at the nonregulated subsidiaries.

UTILITY RESTRUCTURING

     Electric reliability issues have replaced restructuring and retail competition issues as the focus of attention in Wisconsin. Electric reliability continues to be the primary focus for the Public Service Commission of Wisconsin and the Wisconsin legislature. The Public Service Commission of Wisconsin's first priorities are to develop the utility infrastructure necessary to assure reliable electric service and to remove the barriers to competition at the wholesale level. In 1998, the Public Service Commission of Wisconsin and the major utilities in Wisconsin, including Wisconsin Public Service, made legislative proposals to address reliability and restructuring concerns, including market power, among other issues. This resulted in the 1998 Electric Reliability Act. In 1999, the Public Service Commission of Wisconsin created three rulemaking projects in response to the Electric Reliability Act. These projects define the requirements for the construction of merchant plants in Wisconsin, establish rules for opportunity sales by regulated utilities, address the asset cap relief provision, and address issues related to the development of a transmission company. In addition, a new biennial Strategic Energy Assessment process was defined.
This process replaces the existing Advance Plan process. Also in 1999, Wisconsin enacted the Reliability 2000 Act which addresses asset cap relief provisions, the transfer of transmission assets into a statewide transmission company, targets for retail electric sales from renewable resources, and ratepayer funding of public benefits spending.

     On June 5, 1997, the Michigan Public Service Commission ordered utilities under its jurisdiction to file electric open access plans and related tariffs. The Michigan Public Service Commission order called for generation open access in increments of 2.5% of retail load each year starting in 1997 and ending in 2001. The Michigan Public Service Commission order requires full generation open access for retail load in 2002.
Wisconsin Public Service and Upper Peninsula Power submitted plans which provide full retail open access in 2002. On June 29, 1999, the Michigan Supreme Court found that the Michigan Public Service Commission did not have the statutory authority to order retail open access. The Michigan Public Service Commission then determined that it had the authority to regulate open access programs if the utilities volunteered to implement such programs. This authority to approve voluntary open access programs is being challenged.

     Should electric deregulation occur such that Wisconsin Public Service and Upper Peninsula Power would no longer qualify to reflect the effects of ratemaking under Statement of Financial Accounting Standards No. 71 in their financial statements, we anticipate no impairment of significant recorded assets or reduction in reported equity. Wisconsin Public Service and Upper Peninsula Power do not have significant assets which are foreseen as being potentially stranded and no potential disparity between the depreciable lives of capital assets and those lives applicable to a competitive environment has been identified. Increased competition is likely to put pressure on electric utility margins. At this time, however, we cannot predict the ultimate results of deregulation.

     The 1998 Electric Reliability Act requires all eastern Wisconsin utilities with transmission systems to join the Midwest Independent System Operator by June 30, 2000. Under the Reliability 2000 Act, Wisconsin utilities are also required to join and transfer their assets into the Wisconsin Transmission Company in order to obtain relief from the holding company system asset cap limitation on nonutility investments.

     Both the Public Service Commission of Wisconsin and the Michigan Public Service Commission continue to review gas industry restructuring. In a current docket, the Public Service Commission of Wisconsin is addressing gas restructuring issues including unbundling of rates, pricing of contracted services in potential gas transportation situations, and the separation of gas utilities from their nonregulated gas marketing affiliates. The
Michigan Public Service Commission is conducting pilot studies to test the development of competitive retail gas markets in Michigan.

     Wisconsin Public Service has historically recovered gas costs through a purchased gas adjustment clause. The Public Service Commission of Wisconsin has recently allowed utilities to select either an incentive gas cost recovery mechanism or a modified one-for-one mechanism for gas cost recovery.
Wisconsin Public Service has selected the modified one-for-one gas cost recovery plan, and implementation of the new mechanism, which is similar to the recovery received under the purchased gas adjustment clause previously in effect, began in January of 1999.

ENVIRONMENTAL

     Wisconsin Public Service continues to investigate the environmental cleanup of eight manufactured gas plant sites. The cleanup of the Stevens Point manufactured gas plant site has been substantially completed with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Future investigation and cleanup costs for the remaining seven sites is estimated to be in the range of $34.3 million to $41.0 million. These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and experience gained through cleanup activities.

     An initial liability for cleanup of $41.7 million had been established with an offsetting regulatory asset (deferred charge). Expenditures have reduced the liability to $38.6 million. Management believes that cleanup costs net of insurance recoveries, but not the carrying costs associated with the cleanup expenditures, will be recoverable in current and future customer rates. Wisconsin Public Service has received $12.6 million in insurance recoveries which have been recorded as a reduction in the regulatory asset.

     Wisconsin Public Service is in compliance with both the Phase I and Phase II sulfur dioxide and nitrogen oxide emission limits established by the Federal Clean Air Act Amendments of 1990. Management believes that all costs incurred for additional compliance will be recoverable in future customer rates.

     In late September of 1998, the United States Environmental Protection Agency required certain states, including Wisconsin to develop plans to reduce the emissions of nitrogen oxides from sources within the state by late 2003. On a preliminary basis, Wisconsin Public Service projects potential capital costs of between $62.5 million and $112.0 million to comply with possible future regulations. The annual operating and maintenance expense associated with these possible future regulations are projected to range from $2.0 million to $6.0 million. The costs depend on the state-specific compliance method to be adopted in the future and the effectiveness of the various technologies available for nitrogen oxide emission control. Under Wisconsin Public Service's current practice, the capital costs (as reflected in depreciation expenses and return on capital allowed) and the annual operating costs are anticipated to be recovered through future customer rates.

     On December 24, 1998, Wisconsin Public Service joined other parties in a petition challenging the Environmental Protection Agency's regulations that require Wisconsin to prepare and submit a nitrogen oxide implementation plan. On January 22, 1999, the State of Wisconsin intervened in the litigation and challenged the geographic scope of the rule and the required timing for implementation of nitrogen oxide controls within the state. The court heard arguments on November 9, 1999. No decision has yet been rendered.

     The Sunbury plant, acquired by WPS Power Development in November 1999, currently purchases emission allowances to comply with air regulations. Additional technology may be required by 2003 in order to comply with nitrogen oxide standards. Expenditures for this technology could be significant.

KEWAUNEE NUCLEAR POWER PLANT

     On September 29, 1998, Wisconsin Public Service and Madison Gas and Electric entered into an agreement pursuant to which Wisconsin Public Service will acquire Madison Gas and Electric's 17.8% share of the Kewaunee plant. This agreement, the closing of which is contingent upon regulatory approval and steam generator replacement scheduled for the fall of 2001, will result in Wisconsin Public Service's ownership interest in the Kewaunee plant increasing to 59.0%.

                             IMPACT OF INFLATION - WPSR

     Our financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. The statements provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, Wisconsin Public Service's and Upper Peninsula Power's projected operating costs are recoverable in revenues. Because rate forecasting assumes inflation, most of the inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, Wisconsin Public Service and Upper Peninsula Power are only allowed to recover the historic cost of plant via depreciation.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

     Wisconsin Public Service Corporation is a regulated electric and gas utility. Electric operations accounted for approximately 73% of 1999 revenues, while gas contributed 27% to 1999 revenues.

                               1999 COMPARED WITH 1998

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

     Revenues at Wisconsin Public Service were $719.4 million in 1999 compared with $652.5 million in 1998, an increase of 10.3%. Earnings were $67.1 million in 1999 and $54.1 million in 1998, an increase of 24.0%. The primary reasons for the higher earnings at Wisconsin Public Service were increased sales coupled with the implementation of new Wisconsin retail electric and gas rates.

ELECTRIC UTILITY OPERATIONS

     Wisconsin Public Service's electric margins increased $22.8 million, or 6.8%. This increase was due to increased sales volume coupled with the January 15, 1999 implementation of new Wisconsin retail electric rates. A 6.3% increase in electric rates was authorized by the Public Service Commission of Wisconsin.

==========================================================================
Wisconsin Public Service's Electric Utility Results (Thousands)
--------------------------------------------------------------------------
                               1999              1998             1997
--------------------------------------------------------------------------

Revenues                    $  527,922        $  487,340       $  479,388
Fuel and purchased power       170,560           152,783          153,414
--------------------------------------------------------------------------
Margin                      $  357,362        $  334,557       $  325,974
==========================================================================
Sales in kilowatt-hours     11,920,148        11,600,164       11,259,327
==========================================================================

     Wisconsin Public Service's electric utility revenues increased
$40.6 million, or 8.3%, primarily due to the electric rate increase. Also contributing to higher electric revenues was a 2.8% increase in overall kilowatt-hour sales. Included in 1998 electric revenues, but not in 1999 electric revenues, are surcharge revenues of $3.8 million related to the recovery of the deferred costs for the 1997 Kewaunee Nuclear Power Plant steam generator repairs. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant.

     Electric production fuel expense increased $2.7 million, or 2.5%, primarily as a result of increased generation requirements at Wisconsin Public Service's combustion turbine and nuclear generating plants in 1999. Partially offsetting this factor was a decrease in production at Wisconsin Public Service's coal-fired generation plants as a result of both scheduled and unscheduled maintenance activities.

     Purchased power expense increased $15.1 million, or 35.5%, primarily due to additional purchase requirements at Wisconsin Public Service in 1999. Purchase requirements increased 20.1% due to the lack of production at Wisconsin Public Service's coal-fired generation plants during the time they were off-line for maintenance in 1999. In addition, the cost of purchases was 12.8% higher in 1999 than in 1998.

     The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Annual 1999 fuel costs at December 31, 1999 were within this 2.0% window and, accordingly, no adjustment will be made.

GAS UTILITY OPERATIONS

     The gas utility margin at Wisconsin Public Service increased
$13.4 million, or 22.2%, in 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates and to an increase in therm sales.

==========================================================================
Wisconsin Public Service's Gas Utility Results (Thousands)
--------------------------------------------------------------------------
                               1999              1998              1997
--------------------------------------------------------------------------

Revenues                     $191,521          $165,111          $211,090
Purchase costs                117,582           104,608           147,493
--------------------------------------------------------------------------

Margin                       $ 73,939          $ 60,503          $ 63,597
==========================================================================

Sales in therms               662,615           608,092           662,008
==========================================================================

     Wisconsin Public Service's gas operating revenues increased
$26.4 million, or 16.0%. This increase was due to the implementation of new Wisconsin retail gas rates and a 9.0% increase in overall therm sales as a result of colder weather in 1999. Although the winter weather was 11.4% colder in 1999 than in 1998, it was still 8.3% warmer than normal.

     Note that 1998 gas utility revenues were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to Wisconsin Public Service's customers. Gas purchase costs in 1998 were likewise reduced as this $7.5 million refund was credited to gas expense.

     Wisconsin Public Service's gas purchase costs increased $13.0 million, or 12.4%. This increase was due to increased sales and to a higher cost of gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES/INCOME

     Other operating expenses at Wisconsin Public Service increased
$12.6 million, or 9.1%, primarily due to higher customer service expenses of $5.1 million related to conservation expenditures, and higher pension costs of $3.4 million due to a change in the assumptions used to calculate this expense. Also contributing to increased operating expenses were higher medical benefit expenses of $1.2 million and higher electric distribution expenses of $1.2 million.

     Maintenance expense at Wisconsin Public Service increased $7.2 million, or 14.6%, primarily due to additional costs of $8.0 million at its coal-fired generation plants and $1.6 million at its other power generation plants for both scheduled and unscheduled maintenance activities. Offsetting these costs was a decrease in maintenance expense of $8.5 million at the Kewaunee plant.
A scheduled refueling outage at the Kewaunee plant in 1998 caused 1998 nuclear maintenance expenses to be higher. In addition, $3.8 million in deferred costs for the 1997 Kewaunee plant's steam generator repairs was recognized in 1998. Maintenance of overhead distribution lines increased $4.7 million in 1999 due to additional tree trimming, line clearance, and storm damage repairs.

     A one-time dividend of $0.5 million was received by Wisconsin Public Service in 1999. This dividend was related to a land sale from an investment.

PRICE RISK MANAGEMENT ACTIVITIES AT WISCONSIN PUBLIC SERVICE

     Wisconsin Public Service engages in minimal price risk management activities because much of the utility price risk exposure is recoverable through customer rates.

                           1998 COMPARED WITH 1997

WISCONSIN PUBLIC SERVICE OVERVIEW

     Revenues at Wisconsin Public Service Corporation were $652.5 million in 1998 compared with $690.5 million in 1997, a decrease of 5.5%. Earnings were $54.1 million in 1998 and $61.1 million in 1997, a decrease of 12.2%. The primary reasons for the decrease in earnings at Wisconsin Public Service were the impact of unusually warm winter weather, increased maintenance expenses, a decrease in other income, an increase in other operating expenses, and a decrease in the gas margin. Partially offsetting these factors were an increase in the electric utility margin and a decrease in interest expense.

ELECTRIC UTILITY OPERATIONS

     Wisconsin Public Service's electric utility margin increased
$8.6 million, or 2.6%, primarily due to increased kilowatt-hour sales of 3.0% as a result of warmer summer weather in 1998. Partially offsetting the increase in electric margins in 1998 was the impact of a Public Service Commission of Wisconsin 8.1% retail electric rate decrease which was effective for the entire year in 1998 but was only effective in 1997 for the period after February 21, 1997.

     Electric utility revenues increased $8.0 million, or 1.7%, largely due to increased revenues of $4.8 million from Wisconsin Public Service's wholesale customers and $1.5 million from its commercial and industrial customers as a result of the warmer summer weather. Also included in 1998 electric revenues were surcharge revenues of $3.8 million related to the recovery of deferred costs for the 1997 Kewaunee plant steam generator repairs. Partially offsetting these factors were the electric rate reduction and a $1.0 million refund of Wisconsin Public Service's transmission revenues as the result of a 1998 Federal Energy Regulatory Commission settlement related to open access transmission tariff rates.

     Electric production fuel expense increased $2.9 million, or 2.7%, primarily as a result of increased generation expense. The Kewaunee plant was out of service for the first six months of 1997 as the result of an extended outage to repair steam generators, thus, in comparison, the higher generation expense in 1998.

     Purchased power expense decreased $3.5 million, or 7.7%, primarily due to decreased purchase requirements in the first half of 1998. Purchase requirements in the first half of 1997 were higher due to lack of production at the Kewaunee plant in the first and second quarters of 1997 as a result of an extended outage. The Kewaunee plant was also off-line in 1998 for a six-week scheduled refueling outage. Also contributing to lower purchased power expense was a $1.2 million credit to purchased power expense in the fourth quarter of 1998 related to the settlement of litigation involving a contract with a power supplier.

GAS UTILITY OPERATIONS

     Wisconsin Public Service's gas utility margin decreased $3.1 million, or 4.9%, in 1998. This decrease was primarily due to winter weather that was 19.4% warmer in 1998 than in 1997.

     Wisconsin Public Service's gas operating revenues decreased
$46.0 million, or 21.8%. This decrease was due to unusually mild winter weather in 1998 resulting in lower gas therm sales for 1998 of 8.1%.

     Note that 1998 gas utility revenues were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to Wisconsin Public Service's customers. Gas purchase costs in 1998 were likewise reduced as this $7.5 million refund was credited to gas expense.

     Wisconsin Public Service's gas purchase costs decreased $42.9 million, or 29.1%. This decrease was due to reduced customer demand as a result of the mild weather during 1998.

OTHER UTILITY EXPENSES/INCOME

     Other operating expenses at Wisconsin Public Service increased $4.1 million, or 3.1%, primarily due to higher benefit costs in 1998.

     Maintenance expense at Wisconsin Public Service increased $7.8 million, or 18.6%, primarily as a result of increased expenses at the Kewaunee plant during the second and fourth quarters of 1998. This increase was partly due to the recognition of the deferred expenses for the 1997 Kewaunee plant's steam generator repairs. The Public Service Commission of Wisconsin approved deferral of the repairs in 1997, the cost of which had been collected in the second quarter of 1998 through a $3.8 million electric revenue surcharge. In addition, maintenance expense at the Kewaunee plant increased in the fourth quarter of 1998 due to a scheduled refueling outage.

     Depreciation and decommissioning expenses increased $2.4 million, or 3.1%, due to an increased plant base and to the accelerated recovery of investment in the Kewaunee plant and accelerated funding of the Kewaunee plant's decommissioning costs. Accelerated recovery of investment and funding began on February 21, 1997 and, therefore, was effective for all of 1998 but only a portion of 1997.

     Wisconsin Public Service recognized a one-time gain of $4.8 million on the sale of nonutility property in 1997.

PRICE RISK MANAGEMENT ACTIVITIES AT WISCONSIN PUBLIC SERVICE

     Wisconsin Public Service engages in minimal price risk management activities because much of the utility price risk exposure is recoverable through customer rates.


                      BALANCE SHEET - WISCONSIN PUBLIC SERVICE

                            1999 COMPARED WITH 1998

     Nuclear decommissioning trusts increased $26.6 million due to continued funding and favorable investment returns. Construction in progress increased $31.8 million largely as a result of construction expenditures related to the Kewaunee plant's steam generator replacement project and the combustion turbine project at West Marinette which Wisconsin Public Service is building for Madison Gas and Electric Company. Investments and other assets decreased $25.5 million primarily as the result of transferring nonutility assets to WPS Resources.

     Commercial paper increased $15.0 million due to increased operational cash needs at Wisconsin Public Service.


                    FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

INVESTMENTS AND FINANCING

     Nonutility assets of $11.9 million were transferred from Wisconsin Public Service to WPS Resources in 1999. Special common stock dividends of $25.0 million were paid by Wisconsin Public Service to WPS Resources in 1999. Equity infusions of $60.0 million were made by WPS Resources to Wisconsin Public Service in 1999. These special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain near its target level as established by the Public Service Commission of Wisconsin in its most recent rate order.

     Pretax interest coverage was 4.71 times for the 12 months ended December 31, 1999. See the following table for Wisconsin Public Service's credit ratings.

========================================================================
Credit Ratings                            Standard & Poor's      Moody's
------------------------------------------------------------------------

Wisconsin Public Service Corporation
  Bonds                                           AA+              Aa1
  Preferred stock                                 AA               aa2
  Commercial paper                                A1+              P1
========================================================================

     See WPS Resources' management discussion for additional information regarding Wisconsin Public Service's financial condition and trends.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk are reported under "Price Risk Management Activities (WPS Energy Services)" as part of
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 54 through 57.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

                       A.  CONSOLIDATED STATEMENTS OF INCOME,
                    COMPREHENSIVE INCOME, AND RETAINED EARNINGS


=================================================================================================
Year Ended December 31 (Thousands, except share amounts)      1999          1998          1997
-------------------------------------------------------------------------------------------------

Operating revenues
Electric utility                                          $  582,471    $  543,260      $536,885
Gas utility                                                  191,521       165,111       211,090
Nonregulated energy and other                                324,548       355,365       187,862
-------------------------------------------------------------------------------------------------
Total operating revenues                                   1,098,540     1,063,736       935,837
=================================================================================================

Operating expenses
Electric production fuels                                    113,780       110,809       107,988
Purchased power                                               73,619        56,447        63,947
Gas purchased for resale                                     118,889       105,908       147,755
Nonregulated energy cost of sales                            301,451       346,663       182,863
Other operating expenses                                     194,938       172,876       165,982
Maintenance                                                   60,564        52,813        44,325
Depreciation and decommissioning                              83,744        86,274        83,441
Taxes other than income                                       31,818        31,902        31,375
-------------------------------------------------------------------------------------------------
Total operating expenses                                     978,803       963,692       827,676
=================================================================================================
Operating income                                             119,737       100,044       108,161
-------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used during construction              716           173           154
Other, net                                                     8,233         2,505        11,952
-------------------------------------------------------------------------------------------------
Total other income                                             8,949         2,678        12,106
=================================================================================================
Income before interest expense                               128,686       102,722       120,267
-------------------------------------------------------------------------------------------------
Interest on long-term debt                                    27,162        23,987        26,273
Other interest                                                 8,507         4,827         4,910
Allowance for borrowed funds used during construction         (2,901)         (177)         (167)
-------------------------------------------------------------------------------------------------
Total interest expense                                        32,768        28,637        31,016
=================================================================================================

Distributions - preferred securities of subsidiary trust       3,501         1,488             -
=================================================================================================

Income before income taxes                                    92,417        72,597        89,251
Income taxes                                                  29,741        23,445        31,106
Minority interest                                                  -          (611)         (797)
Preferred stock dividends of subsidiaries                      3,111         3,132         3,133
-------------------------------------------------------------------------------------------------
Net income                                                    59,565        46,631        55,809
=================================================================================================

Other comprehensive income                                         -             -             -
=================================================================================================

Comprehensive income                                          59,565        46,631        55,809
=================================================================================================

Retained earnings at beginning of year                       335,154       339,508       333,375
Cash dividends on common stock                               (53,018)      (50,985)      (49,676)
-------------------------------------------------------------------------------------------------
Retained earnings at end of year                          $  341,701    $  335,154      $339,508
=================================================================================================

Average shares of common stock                                26,644        26,511        26,527
Basic and diluted earnings per average share
  of common stock                                              $2.24         $1.76         $2.10
Dividend per share of common stock                              2.00          1.96          1.92
=================================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

                           B.  CONSOLIDATED BALANCE SHEETS


=============================================================================================
Assets
---------------------------------------------------------------------------------------------
At December 31 (Thousands)                                          1999             1998
---------------------------------------------------------------------------------------------
Utility plant
Electric                                                         $1,797,832       $1,715,882
Gas                                                                 285,048          267,892
Property under capital lease                                         74,130                -
---------------------------------------------------------------------------------------------
Total                                                             2,157,010        1,983,774
Less - Accumulated depreciation and decommissioning               1,293,354        1,206,123
---------------------------------------------------------------------------------------------
Net                                                                 863,656          777,651
Nuclear decommissioning trusts                                      198,052          171,442
Construction in progress                                             74,187           42,424
Nuclear fuel, less accumulated amortization                          15,007           18,641
---------------------------------------------------------------------------------------------
Net utility plant                                                 1,150,902        1,010,158
=============================================================================================

Current assets
Cash and equivalents                                                 10,547            7,134
Customer and other receivables, net of reserves                     132,355          117,206
Accrued utility revenues                                             38,533           34,175
Fossil fuel, at average cost                                         24,657           13,152
Gas in storage, at average cost                                      29,344           20,795
Materials and supplies, at average cost                              28,618           21,788
Prepayments and other                                                28,871           26,462
---------------------------------------------------------------------------------------------
Total current assets                                                292,925          240,712
=============================================================================================

Regulatory assets                                                    70,490           70,041
Net nonutility and nonregulated plant                               168,143           41,235
Pension assets                                                       65,622           60,018
Investments and other assets                                         68,466           88,223
=============================================================================================
Total                                                            $1,816,548       $1,510,387
=============================================================================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

                            B.  CONSOLIDATED BALANCE SHEETS CONTINUED


=============================================================================================
Capitalization and Liabilities
---------------------------------------------------------------------------------------------
At December 31 (Thousands)                                           1999             1998
---------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                              $  536,300       $  517,190
Preferred stock of subsidiary with no mandatory redemption           51,193           51,200
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely WPS Resources
  7.00% subordinated debentures                                      50,000           50,000
Long-term capital lease obligation                                   73,585                -
Long-term debt                                                      510,917          343,037
---------------------------------------------------------------------------------------------
Total capitalization                                              1,221,995          961,427
=============================================================================================

Current liabilities
Current portion of long-term debt and capital lease obligation        1,362              884
Notes payable                                                        10,403           12,703
Commercial paper                                                     79,855           47,590
Accounts payable                                                    103,437          115,490
Accrued taxes                                                         9,844            2,838
Accrued interest                                                      7,561            7,594
Other                                                                21,099            9,095
---------------------------------------------------------------------------------------------
Total current liabilities                                           233,561          196,194
=============================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                   111,092          122,642
Accumulated deferred investment tax credits                          25,748           27,150
Regulatory liabilities                                               64,148           50,474
Postretirement health care liability                                 47,115           41,713
Environmental remediation liabilities                                40,557           40,478
Other long-term liabilities                                          72,332           70,309
---------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                    360,992          352,766
=============================================================================================

Commitments and contingencies (See Note 13)                               -                -
=============================================================================================
Total                                                            $1,816,548       $1,510,387
=============================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                C.  CONSOLIDATED STATEMENTS OF CAPITALIZATION


===========================================================================================
At December 31 (Thousands, except share amounts)                    1999            1998
-------------------------------------------------------------------------------------------

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  26,851,045 shares outstanding at December 31, 1999 and
  26,551,405 shares outstanding at December 31, 1998            $   26,851        $ 26,551
Premium on capital stock                                           172,108         163,438
Retained earnings                                                  341,701         335,154
Shares in deferred compensation trust; 71,097 shares at
  an average cost of $30.04 per share at December 31, 1999
  and 49,477 shares at an average cost of $30.42 per share
  at December 31, 1998                                              (2,136)         (1,505)
Employee Stock Ownership Plan loan guarantees                       (2,224)         (6,448)
-------------------------------------------------------------------------------------------
Total common stock equity                                          536,300         517,190
===========================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
                             Shares Outstanding
                       ----------------------------
         Series          1999                 1998
         ------          ----                 ----
         5.00%         131,950              132,000                 13,195          13,200
         5.04%          29,980               30,000                  2,998           3,000
         5.08%          50,000               50,000                  5,000           5,000
         6.76%         150,000              150,000                 15,000          15,000
         6.88%         150,000              150,000                 15,000          15,000
-------------------------------------------------------------------------------------------
Total preferred stock of subsidiary with no
  mandatory redemption                                              51,193          51,200
===========================================================================================

Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust
  holding solely WPS Resources 7.00% subordinated debentures        50,000          50,000
===========================================================================================

Capital lease obligation - Wisconsin Public Service
  Corporation                                                       74,004               -
Less current portion                                                   419               -
-------------------------------------------------------------------------------------------
Long-term capital lease obligation                                  73,585               -
===========================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        7.30%                2002                                   50,000          50,000
        6.80%                2003                                   50,000          50,000
        6-1/8%               2005                                    9,075           9,075
        6.90%                2013                                   22,000          22,000
        8.80%                2021                                   53,100          53,100
        7-1/8%               2023                                   50,000          50,000
        6.08%                2028                                   50,000          50,000
First mortgage bonds - Upper Peninsula Power Company
        Series             Year Due
        ------             --------
        7.94%               2003                                    15,000          15,000
        10.0%               2008                                     4,800           6,000
        9.32%               2021                                    18,000          18,000
Unsecured senior notes - WPS Resources Corporation
        Series             Year Due
        ------             --------
        7.00%               2009                                   150,000               -
Term loan - nonrecourse, secured by nonregulated
  assets of PDI New England and PDI Canada
        Series             Year Due
        ------             --------
        8.75%               2010                                    24,000               -
Employee Stock Ownership Plan loan guarantees                        2,224           6,448
Notes payable to bank, secured by nonregulated plant                11,136          10,943
Senior secured note                                                  3,722           3,886
Other long-term debt                                                   142             286
-------------------------------------------------------------------------------------------
Total                                                              513,199         344,738
Unamortized discount and premium on bonds and debt
  securities, net                                                   (1,339)           (817)
-------------------------------------------------------------------------------------------
Total long-term debt                                               511,860         343,921
Less current portion                                                  (943)           (884)
-------------------------------------------------------------------------------------------
Net long-term debt                                                 510,917         343,037
===========================================================================================
Total capitalization                                            $1,221,995        $961,427
===========================================================================================

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WPS RESOURCES CORPORATION

                            D.  CONSOLIDATED STATEMENTS OF CASH FLOWS


=================================================================================================
Year Ended December 31 (Thousands)                           1999           1998          1997
-------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                               $    59,565   $    46,631     $  55,809

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                              83,744        86,274        83,441
Amortization of nuclear fuel and other                        14,949        16,257        14,665
Deferred income taxes                                        (12,624)      (11,940)       (6,220)
Investment tax credit restored                                (1,402)       (2,311)       (1,949)
Allowance for equity funds used during construction             (716)         (173)         (154)
Pension income                                                (5,604)       (9,669)      (12,548)
Postretirement health care funding                             5,402         4,491         6,424
Unrealized gains and losses on gas futures contracts           7,586        (6,380)         (575)
Other, net                                                    (2,746)       (2,156)       (7,278)

Changes in
Customer and other receivables                               (15,149)      (21,106)       17,343
Accrued utility revenues                                      (4,358)       (3,425)        4,636
Fossil fuel inventory                                        (11,505)       (2,530)       (2,112)
Gas in storage                                                (8,549)        1,285        (2,093)
Accounts payable                                             (12,053)       25,743       (10,794)
Accrued taxes                                                  7,006        (7,276)        1,937
Environmental remediation insurance recovery                       -             -        12,374
Miscellaneous current and accrued liabilities                 11,312        (4,004)       (3,373)
-------------------------------------------------------------------------------------------------
Net cash from operating activities                           114,858       109,711       149,533
=================================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel
  expenditures                                              (140,697)      (94,734)      (58,258)
Purchase of other property and equipment                    (132,486)      (16,075)       (8,057)
Decommissioning funding                                       (9,180)      (17,239)      (16,059)
Other                                                         12,840         4,046         5,086
-------------------------------------------------------------------------------------------------
Net cash used for investing activities                      (269,523)     (124,002)      (77,288)
=================================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                     34,350       196,353        97,260
Redemption of notes payable                                  (36,650)     (203,150)     (109,360)
Issuance of other long-term debt                             174,433        50,233         1,789
Redemption of other long-term debt                            (1,484)      (53,660)            -
Issuance of mandatorily redeemable trust preferred
  securities                                                       -        50,000             -
Issuance of commercial paper                               1,661,095     2,157,808       700,540
Redemption of commercial paper                            (1,628,830)   (2,130,924)     (711,184)
Cash dividends on common stock                               (53,018)      (50,985)      (49,698)
Issuance of common stock                                       8,970             -             -
Other                                                           (788)       (2,745)       (1,139)
-------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                158,078        12,930       (71,792)
=================================================================================================
Net increase (decrease) in cash and equivalents                3,413        (1,361)          453
=================================================================================================
Cash and equivalents at beginning of year                      7,134         8,495         8,042
=================================================================================================
Cash and equivalents at end of year                      $    10,547   $     7,134     $   8,495
=================================================================================================

Cash paid during year for
Interest, less amount capitalized                        $    34,106   $    26,879     $  26,669
Income taxes                                                  35,285        44,553        37,366
Preferred stock dividends of subsidiary                        3,111         3,132         3,133
=================================================================================================

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION AND
          WISCONSIN PUBLIC SERVICE CORPORATION

                E.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) NATURE OF OPERATIONS--WPS Resources Corporation is a holding company. Approximately 71% of our 1999 revenues, 83% of our assets, and substantially all of our 1999 net income was derived from our utility subsidiaries. Our primary wholly-owned subsidiary, Wisconsin Public Service Corporation, is an electric and gas utility. Wisconsin Public Service supplies and distributes electric power and natural gas in its franchised service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. Our other wholly-owned utility subsidiary, Upper Peninsula Power Company, is an electric utility. Upper Peninsula Power supplies and distributes electric energy in the Upper Peninsula of Michigan. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses; WPS Energy Services, Inc., which is a diversified energy supply and services company and WPS Power Development, Inc., which develops, owns and operates, through its own subsidiaries, electric generation projects and provides service to the electric power generation industry. Our other nonregulated subsidiaries include Upper Peninsula Building Development Company, Penvest, Inc., and subsidiaries of Wisconsin Public Service and WPS Power Development.

     The term "utility" refers to the regulated activities of Wisconsin Public Service and Upper Peninsula Power, while the term "nonutility" refers to the activities of Wisconsin Public Service and Upper Peninsula Power which are not regulated. The term "nonregulated" refers to activities other than those of Wisconsin Public Service and Upper Peninsula Power.

     (b) USE OF ESTIMATES--We prepare our financial statements in conformity with generally accepted accounting principles. We make estimates and assumptions that affect reported amounts. These estimates and assumptions include assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) ACQUISITIONS AND NONREGULATED INVESTMENTS--In 1999, WPS Power Development purchased the Sunbury plant, a 472-megawatt nameplate capacity coal and oil-fired generation facility in Pennsylvania from PP&L Resources, Inc., and 92 megawatts of hydro, steam, and diesel generation facilities in Maine and New Brunswick, Canada from Maine Public Service Company. In addition, WPS Power Development indirectly owns a two-thirds interest in a merchant generating plant in Cassville, Wisconsin, the Stoneman Power Plant, and owns a two-thirds interest in a coal pelletization plant currently located in Alabama.

     The emission allowances acquired in the Sunbury plant acquisition have been assigned a value which is being amortized over the respective lives of the allowances.

     At WPS Energy Services, the price paid in excess of fair value for identifiable assets acquired in 1995 and 1999 are being amortized over five-year periods.

     (d) CONSOLIDATION--We consolidate all majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     (e) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative depends upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137. This new statement delays the effective date of Statement No. 133 to fiscal periods beginning after June 15, 2000. We will be adopting Statement No. 133 on January 1, 2001.

     We have certain fixed price contracts for future purchases of commodities in our utility business that may be considered derivatives under Statement No. 133. We believe these contracts would qualify as hedges under current interpretations. Based on the limited number of contracts as of December 31, 1999, we do not expect the amount of derivative assets and liabilities that would be recognized on our balance sheet to be significant.

     We are currently reviewing the impact of implementing Statement No. 133 at our nonregulated subsidiaries. At this time, we do not know the effect that Statement No. 133 will have on our financial statements. We expect that substantially all of the derivatives used by WPS Energy Services to hedge price risk associated with firm commitments and inventory will qualify for hedge accounting. Statement No. 133, in part, allows special hedge accounting for fair value and cash flow hedges. Statement No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. Statement No. 133 provides that the effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income. The effective portion of the gain or loss will be reclassified into earnings in the period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

     Prior to the adoption of these new accounting requirements in January of 2001, we will continue to account for price risk management activities under existing accounting standards. Under these standards, we have not experienced significant price risk activities at our utility operations because much of the utility price risk exposure is recoverable through customer rates.
WPS Energy Services experiences price risk under the existing accounting pronouncements. WPS Energy Services records gains or losses on derivatives related to firm commitments as adjustments to the cost of sales or to revenues when the related transactions affect earnings. Gains and losses on derivatives associated with forecasted transactions are recorded when the forecasted transactions affect earnings. WPS Power Development experiences electric power price risk, but does not use derivatives to manage risk.

     (f) PROPERTY ADDITIONS, MAINTENANCE, AND RETIREMENTS OF UTILITY PLANT--Utility plant is stated at the original cost of construction which includes an allowance for funds used during construction. The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units. The cost of units of property retired, sold, or otherwise disposed of, plus removal, less salvage, are charged to the accumulated provision for depreciation. Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are generally charged to operating expense.

     Nonutility property and nonregulated property follow a similar policy except that interest is capitalized during construction and gains and losses are recognized in connection with retirements.

     We capitalize software in accordance with the American Institute of Certified Public Accountant's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We capitalize certain costs related to software developed or obtained for internal use and amortize those costs to operating expense over the estimated useful life of the related software.

     (g) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION--Approximately 50% of Wisconsin Public Service's retail jurisdictional construction work in progress expenditures are subject to allowance for funds used during construction. Wisconsin Public Service uses a factor based on its overall cost of capital. Certain major new generating facilities earn an allowance for funds used during construction based on total construction work in progress expenditures. This includes the combustion turbine being constructed at West Marinette for Madison Gas and Electric. For 1999, Wisconsin Public Service's allowance for funds used during construction retail rate was approximately 10.6%. A separately negotiated rate, however, is being used for the combustion turbine being constructed for Madison Gas and Electric. Upper Peninsula Power's construction work in progress expenditures are not subject to retail jurisdictional allowance for funds used during construction.

     Allowance for funds used during construction is recorded on Wisconsin Public Service's and Upper Peninsula Power's wholesale jurisdictional electric construction work in progress at debt and equity percentages specified in the Federal Energy Regulatory Commission's Uniform System of Accounts. For 1999, the allowance for funds used during construction wholesale rate was approximately 6.7% for Wisconsin Public Service and 5.3% for Upper Peninsula Power.

     (h) LEASES--Wisconsin Public Service accounts for the agreement to purchase power from the De Pere Energy Center LLC (an affiliate of SkyGen LLC) as a capital lease according to Statement of Financial Accounting Standards No. 13, "Accounting For Leases." On June 14, 1999, Wisconsin Public Service recorded a leased asset and a lease obligation equal to the present value of the minimum lease payments. The leased asset is depreciated over 25 years, the life of the contract.

     (i) DEPRECIATION--Straight-line depreciation expense is recorded over the estimated useful life of property and includes amounts for estimated removal and salvage. Depreciation rates for Wisconsin Public Service were approved by the Public Service Commission of Wisconsin effective January 1, 1999. Wisconsin Public Service also uses the rates established by the Public Service Commission of Wisconsin to depreciate its property in the Upper Peninsula of Michigan. Depreciation of the Kewaunee Nuclear Power Plant is covered in a separate order from the Public Service Commission of Wisconsin as explained below.

     Depreciation rates for Upper Peninsula Power were approved by the Michigan Public Service Commission on January 1, 1994 and remain in effect through 2001. A new depreciation study will be filed with the Michigan Public Service Commission in early 2001, with new rates expected to become effective January 1, 2002.

     Depreciation expense also includes accruals for nuclear decommissioning. These accruals are not included in the annual composite rates shown below. An explanation of this item is included in Note 1(l).

            ============================================================
            WPS Resources               1999          1998          1997
            ------------------------------------------------------------
            Annual composite
              depreciation rates
            Electric                    3.56%         3.57%        3.55%
            Gas                         3.23%         3.26%        3.26%
            ============================================================
            Wisconsin Public Service
            ------------------------------------------------------------
            Annual composite
              depreciation rates
            Electric                    3.46%         3.55%        3.52%
            Gas                         3.23%         3.26%        3.26%
            ============================================================

     Property recently acquired from Maine Public Service and PP&L Resources is depreciated using various lives. Depreciable lives are as long as 40 years on the Maine and Canada property and as long as 30 years on the Sunbury property. Property at the Stoneman plant is also depreciated using various lives. Some of the lives are as long as 40 years. Other nonutility and nonregulated property is depreciated using straight-line depreciation. Asset lives range from five to ten years.

     Depreciation for the Kewaunee plant is being accrued based on a 1997 Public Service Commission of Wisconsin order. The order allows for full cost recovery by the end of 2002. The Public Service Commission of Wisconsin's depreciation rate order effective for 1999 also includes a change in methodology for the Kewaunee plant after steam generators have been replaced. The replacement is estimated for completion in the fall of 2001. At that time, the unrecovered basis of the Kewaunee plant, including the new steam generators, will be recovered over an 8.5-year remaining life using the sum-of-the-years depreciation method.

     (j) IMPAIRMENT--Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses resulting from application of this statement are reported in income in the period the recognition criteria are first applied and met. This statement does not have a material impact on the current carrying amount of our assets.

     (k) NUCLEAR FUEL--The quantity of heat produced for the generation of electric energy by the Kewaunee plant is the basis for the amortization of the costs of nuclear fuel to electric production fuel expense. Costs amortized to electric fuel expense assume no salvage values for uranium and plutonium.

Included in the costs was an amount for ultimate disposal. These costs are recovered currently from customers in rates. The ultimate storage of fuel is handled by the United States Department of Energy pursuant to a contract. The contract was required by the Nuclear Waste Act of 1982. The Department of Energy receives quarterly payments for the storage of fuel based on generation. Spent nuclear fuel storage space is provided at the Kewaunee plant on an interim basis. The expenses associated with this storage are recognized as current operating costs. With minor plant modifications planned for 2001, the Kewaunee plant should have sufficient fuel storage capacity until the end of its useful life in 2013. At December 31, 1999, the accumulated provision for nuclear fuel totaled $162.7 million compared with $156.6 million at December 31, 1998.

     (l) NUCLEAR DECOMMISSIONING--Nuclear decommissioning costs to date have been accrued over the estimated service life of the Kewaunee plant, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $9.2 million in 1999, $17.2 million in 1998, and $16.1 million in 1997. The decrease in 1999 was the result of the Public Service Commission of Wisconsin's approval of a change in Wisconsin Public Service's decommissioning funding levels in a rate order issued on January 14, 1999. The revised funding level continues to use a recovery period ending in 2002 as described in Note 1(i).

     Based on the standard cost escalation assumptions required by a July 1994 Public Service Commission of Wisconsin order, the undiscounted amount of Wisconsin Public Service's decommissioning costs forecasted to be expended between the years 2013 and 2043 is $675.2 million under the revised funding plan which became effective in 1999. In developing the funding plan, a long-term after-tax earnings rate of approximately 5.3% was assumed.

     Wisconsin Public Service's share of the Kewaunee plant decommissioning is estimated to be $200.7 million in current dollars based on a site-specific study. The study, which was performed in 1998, uses immediate dismantlement as the method of decommissioning and assumes shutdown in 2013. As of December 31, 1999, the market value of the external nuclear decommissioning trusts totaled $198.1 million. Based on that study, Wisconsin Public Service's contributions for 2000 under the 1999 Public Service Commission of Wisconsin rate order will be $8.3 million.

     Depreciation expense includes future decommissioning costs collected in customer rates and an offsetting charge for earnings from external trusts. As of December 31, 1999, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling $198.1 million. Realized trust earnings totaled $4.6 million in 1999, $3.3 million in 1998, and $3.7 million in 1997. Unrealized trust earnings totaled $16.2 million in 1999, $16.8 million in 1998, and $13.8 million in 1997. Unrealized gains, net of tax, in external trusts are reflected as an increase to the decommissioning reserve, since decommissioning expense will be recognized as the gains are realized, in accordance with regulatory requirements.

     Investments in the nuclear decommissioning trusts are recorded at market value. Investments at December 31, 1999 consisted of 61.0% equity securities and 39.0% corporate and municipal debt securities. The investments classified as utility plant are presented net of related income tax effects on unrealized gains and represent the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as other assets.
An offsetting regulatory liability reflects the expected reduction in future rates as unrealized gains in the nonqualified trust are realized. Information regarding the cost and market value of the external nuclear decommissioning trusts is set forth below:

=========================================================================
                                                              Unrealized
1999 (Thousands)                 Market            Cost       Gain (Loss)
-------------------------------------------------------------------------
Security Type
  Debt                         $ 77,156         $ 78,394       $(1,238)
  Equity                        120,896           62,861        58,035
-------------------------------------------------------------------------
Balance at December 31         $198,052         $141,255       $56,797
=========================================================================


=========================================================================
                                                              Unrealized
1998 (Thousands)                 Market            Cost       Gain (Loss)
-------------------------------------------------------------------------
Security Type
  Debt                         $ 71,771         $ 69,911       $ 1,860
  Equity                         99,680           58,231        41,449
-------------------------------------------------------------------------
Balance at December 31         $171,451         $128,142       $43,309
=========================================================================

     (m) CASH AND EQUIVALENTS--We consider short-term investments with an original maturity of three months or less to be cash equivalents.

     (n) REVENUE AND CUSTOMER RECEIVABLES--We accrue revenues related to electric and gas service. These accruals include estimated amounts for service rendered but not billed. Approximately 12% of our total revenue is from companies in the paper products industry.

     Automatic fuel adjustment clauses are used for Federal Energy Regulatory Commission wholesale-electric and the Michigan Public Service Commission retail-electric portions of Wisconsin Public Service's and Upper Peninsula Power's businesses.

     The Wisconsin retail-electric portion of Wisconsin Public Service's business uses a "cost variance range" approach. This range is based on a specific estimated fuel cost for the forecast year. If Wisconsin Public Service's actual fuel costs fall outside this range, a hearing can be held resulting in an adjustment to future rates.

     The Public Service Commission of Wisconsin has approved a modified one-for-one gas cost recovery plan for Wisconsin Public Service. Utilities were given the choice between continuing under a modified one-for-one gas cost recovery plan or switching to an incentive gas cost recovery mechanism. Implementation of the modified one-for-one gas cost recovery plan began in January 1999. This plan allows Wisconsin Public Service to pass changes in the cost of gas purchased from its suppliers on to system gas customers, subject to regulatory review.

     Billings to Upper Peninsula Power's customers under the Michigan Public Service Commission's jurisdiction include base rate charges and a power supply cost recovery factor. Approximately 44% of Upper Peninsula Power's operating expenses are power supply costs. Upper Peninsula Power receives
Michigan Public Service Commission approval each year to recover projected power supply costs by establishment of power supply cost recovery factors.

These factors are subject to annual reconciliation to actual costs and permit 100% recovery of allowed power supply costs. Any over or under recovery is deferred on Upper Peninsula Power's balance sheet. Additional billings or refunds are made to relieve these deferrals.

     Wisconsin Public Service and Upper Peninsula Power are required to provide service and grant credit to customers within their service territories. Wisconsin Public Service is precluded from discontinuing service to residential customers during certain periods of the year. Wisconsin Public Service and Upper Peninsula Power continually review their customers' credit-worthiness and obtain deposits or refund deposits accordingly.

     (o) REGULATORY ASSETS AND LIABILITIES--Wisconsin Public Service and Upper Peninsula Power are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain incurred costs. Revenue will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts that are refundable in future customer rates. The following regulatory assets and liabilities were reflected in our Consolidated Balance Sheets as of December 31:

======================================================================
WPS Resources (Thousands)                          1999         1998
----------------------------------------------------------------------
Regulatory assets
Demand-side management expenditures              $23,862      $23,860
Environmental remediation costs
  (net of insurance recoveries)                   30,942       30,285
Funding for enrichment facilities                  4,579        5,056
Other                                             11,107       10,840
----------------------------------------------------------------------
Total                                            $70,490      $70,041
======================================================================
Regulatory liabilities
Income tax related items                         $29,080      $29,617
Unrealized gain on decommissioning trust          19,129       16,397
Kewaunee deferred revenue                          2,819        4,009
De Pere Energy Center deferred revenue             3,263            -
Deferred gain on emission allowance sales          3,705        3,304
Interest from tax refunds                          3,730            -
Other                                              2,422       (2,853)
----------------------------------------------------------------------
Total                                            $64,148      $50,474
======================================================================

======================================================================
Wisconsin Public Service (Thousands)               1999         1998
----------------------------------------------------------------------
Regulatory assets
Demand-side management expenditures              $23,862      $23,860
Environmental remediation costs
  (net of insurance recoveries)                   29,017       29,021
Funding for enrichment facilities                  4,579        5,056
Other                                             10,711       10,398
----------------------------------------------------------------------
Total                                            $68,169      $68,335
======================================================================
Regulatory liabilities
Income tax related items                         $21,660      $22,734
Unrealized gain on decommissioning trust          19,129       16,397
Kewaunee deferred revenue                          2,819        4,009
De Pere Energy Center deferred revenue             3,263            -
Deferred gain on emission allowance sales          3,705        3,304
Interest from tax refunds                          3,730            -
Other                                              2,422       (2,853)
----------------------------------------------------------------------
Total                                            $56,728      $43,591
======================================================================

     As of December 31, 1999, most of Wisconsin Public Service's regulatory assets are being recovered through rates charged to customers over periods ranging from one to ten years. Recovery periods for Upper Peninsula Power's regulatory assets are up to 35 years. Carrying costs for all of Wisconsin Public Service's regulatory assets are being recovered except for those associated with environmental costs. No carrying costs are being recovered for Upper Peninsula Power's regulatory assets in 1999. Starting in 2000, Upper Peninsula Power is permitted to recover carrying costs on environmental regulatory assets. Based on prior and current rate treatment for such costs, we believe it is probable that Wisconsin Public Service and Upper Peninsula Power will continue to recover from customers the regulatory assets described above.

     See Notes 11 and 12 for specific information on pension and income tax related regulatory liabilities. See Note 13 for information on environmental remediation deferred costs.

     (p) INVESTMENTS AND OTHER ASSETS--Investments include Wisconsin Public Service's ownership interests in Wisconsin River Power Company and Wisconsin Valley Improvement Company. Income related to these investments is included in other income and deductions using the equity method of accounting. Other assets include operating deposits for jointly-owned plants, the cash surrender value of life insurance policies, the long-term portion of energy conservation loans to customers, and the decommissioning trust investments designated for payment of income taxes.

     (q) STOCK OPTIONS--Beginning in 1999, we issued options under our stock option plans. We account for these plans using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The intrinsic value based method only records compensation expense for the excess of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. See Note 8 for more information on our stock option plans.

     (r) RECLASSIFICATIONS--Certain prior year financial statement amounts have been reclassified to conform to current year presentation.

     (s) RETIREMENT OF DEBT--Historically, gains or losses resulting from the settlement of long-term utility debt obligations have been deferred and amortized concurrent with rate recovery as required by regulators.


NOTE 2--JOINTLY-OWNED UTILITY FACILITIES

     Information regarding Wisconsin Public Service's share of major jointly-owned electric-generating facilities in service at December 31, 1999 is set forth below:

===========================================================================================
Wisconsin Public Service                                                          Kewaunee
(Thousands, except             West Marinette      Columbia        Edgewater      Nuclear
for percentages)                Unit No. 33     Energy Center     Unit No. 4    Power Plant
-------------------------------------------------------------------------------------------
Ownership                           68.0%               31.8%         31.8%           41.2%
Plant capacity (Megawatts)           77.0               322.6         105.8           205.2
Utility plant in service          $15,932            $113,311       $22,574        $134,425
Accumulated depreciation          $ 4,251            $ 71,432       $14,051        $106,240
In-service date                      1993       1975 and 1978          1969            1974
===========================================================================================

     Wisconsin Public Service's share of direct expenses for these plants is included in the corresponding operating expenses in the consolidated statements of income. Wisconsin Public Service has supplied its own financing for all jointly-owned projects.

     We have an agreement with Madison Gas and Electric Company, which is contingent upon steam generator replacement, that Wisconsin Public Service will acquire Madison Gas and Electric's 17.8% share of the Kewaunee plant. This will increase Wisconsin Public Service's ownership in the Kewaunee plant to 59.0%. See Note 13 for additional information regarding the Kewaunee plant.


NOTE 3--CAPITAL LEASE

     In June 1999, Phase I of a 25-year power purchase contract became effective with the De Pere Energy Center LLC. We have accounted for the contract as a capital lease. In Phase I, an initial asset and corresponding obligation were recorded at $74.1 million. The asset and obligation represent the present value of minimum lease payments. Excluded from the payments are executory costs such as insurance, maintenance, and taxes. When the contract expires in 2024, Wisconsin Public Service may renew the contract for two additional five-year periods with proper notice. The leased asset is being amortized on a straight-line basis over the original 25-year term of the contract. The following is a schedule of future minimum lease payments, excluding executory costs, under the De Pere Energy Center LLC capital lease:

     =============================================================
     Year ending December 31 (Thousands)
     -------------------------------------------------------------
     2000                                                $  4,869
     2001                                                   5,048
     2002                                                   5,234
     2003                                                   5,426
     2004                                                   5,625
     Later years                                          108,380
     -------------------------------------------------------------
     Net minimum lease payments                           134,582
     Less:  Amount representing interest                  (60,578)
     -------------------------------------------------------------
     Present value of net minimum lease payments         $ 74,004
     =============================================================


NOTE 4--SHORT-TERM DEBT AND LINES OF CREDIT

     To provide short-term borrowing flexibility and security for commercial paper outstanding, WPS Resources and its subsidiaries maintain bank lines of credit. These lines of credit require a fee.

     The information in the table below relates to short-term debt and lines of credit for the years indicated:

================================================================================================
(Thousands, except for percentages)                      1999            1998              1997
------------------------------------------------------------------------------------------------
As of end of year
Commercial paper outstanding                           $ 79,855        $ 47,590          $20,706
Average discount rate on outstanding
  commercial paper                                        6.55%           4.84%            6.55%
Short-term notes payable outstanding                   $ 10,403        $ 12,703          $19,500
Average interest rate on short-term notes payable         8.10%           5.88%            7.06%
Available (unused) lines of credit                     $127,000        $ 62,102          $27,500
================================================================================================
For the year
Maximum amount of short-term debt                      $218,545        $102,033          $80,017
Average amount of short-term debt                      $ 68,620        $ 50,939          $37,609
Average interest rate on short-term debt                  5.34%           5.93%            6.06%
================================================================================================


NOTE 5--LONG-TERM DEBT

     In November 1999, we issued $150.0 million of 7.00% unsecured senior notes due in 2009. At Wisconsin Public Service and Upper Peninsula Power, utility plant assets secure first mortgage bonds. In December 1998, Wisconsin Public Service issued $50.0 million of 6.08% senior notes due in 2028 secured by a pledge of first mortgage bonds. The 1998 notes become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

     WPS Resources is not required to make sinking fund payments on our outstanding debt. Wisconsin Public Service also has no sinking fund payment requirements. Upper Peninsula Power, however, is required to make bond sinking fund payments for its outstanding first mortgage bonds.
PDI New England and PDI Canada, subsidiaries of WPS Power Development, make semiannual installment payments on a $24.0 million nonrecourse term loan obtained in 1999 for financing the purchase of Maine Public Service's generating assets. A schedule of all debt payments including bond maturities is as follows:

            ==================================================
            Year ending December 31 (Thousands)
            --------------------------------------------------
            2000                                      $ 14,538
            2001                                         1,695
            2002                                        52,863
            2003                                        68,134
            2004                                         3,406
            Future years                               372,563
            --------------------------------------------------
            Total payments                            $513,199
            ==================================================

     As of December 31, 1999, $8.0 million has been drawn against WPS Power Development's revolving credit note of $11.5 million, which is secured by the assets of the Stoneman plant. An additional $3.3 million, which is to be borrowed in the year 2000, has been committed against this note. The note, which is guaranteed by WPS Resources, is due in 2000 or when the plant is converted to a gas-fired combined cycle facility.


NOTE 6--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST

     On July 30, 1998, WPSR Capital Trust I issued $50.0 million of trust preferred securities to the public. The Trust is a Delaware business trust. WPS Resources owns all of the outstanding trust common securities of the Trust, and the only asset of the Trust is $51.5 million of subordinated debentures that we issued. The debentures are due on June 30, 2038 and bear interest at 7.0% per year. The terms and interest payments on the debentures correspond to the terms and distributions on the trust preferred securities. We have consolidated the preferred securities of the Trust into our financial statements. We reflect the interest payments on the debentures as "Distributions - preferred securities of subsidiary trust." These payments are tax deductible by WPS Resources.

     We may defer interest payments on the debentures for up to 20 consecutive quarters. This would cause the deferral of distributions on the trust preferred securities as well. If we would defer interest payments, interest and distributions would continue to accrue. We would also accrue compounding interest on the deferred amounts. We may redeem all or part of the debentures after July 30, 2003. This would require the Trust to redeem an equal amount of trust securities at face value plus any accrued interest and unpaid distributions. We entered into a limited guarantee of payment of distributions, redemption payments, and liquidation payments with respect to the trust preferred securities. This guarantee, together with our obligations under the debentures, and under other related documents, provides a full and unconditional guarantee by us of amounts due on the outstanding trust preferred securities.

NOTE 7--COMMON EQUITY

     Effective December 1999, we commenced purchasing common stock on the open market to meet annual requirements of the Stock Investment Plan. From January 1999 through November 1999, we issued new stock to satisfy shareholder and employee purchase requirements under our Stock Investment Plan. We also purchase stock on the open market in connection with our stock-based employee benefit plans.

     In December 1996, we adopted a Shareholder Rights Plan. The plan is designed to enhance the ability of the Board of Directors to protect shareholders and the company if efforts are made to gain control of our company in a manner that is not in our best interests or the best interests of shareholders. The plan gives existing shareholders, under certain circumstances, the right to purchase stock at a discounted price. The rights expire on December 11, 2006.

     At December 31, 1999, we had $335.4 million of retained earnings available for dividends. Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order to paying normal common stock dividends of no more than 109.0% of the previous year's common stock dividend without the Public Service Commission of Wisconsin's approval. Special dividends may be declared in order to maintain utility common equity levels consistent with those allowed by the regulators. Wisconsin law prohibits Wisconsin Public Service from making loans to or guaranteeing obligations of WPS Resources or our other subsidiaries.

     Upper Peninsula Power's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $6.4 million of consolidated retained earnings were available at December 31, 1999, for the payment of common stock cash dividends by Upper Peninsula Power.

     During 1999, we made equity infusions of $60.0 million to Wisconsin Public Service. Wisconsin Public Service paid special common dividends of $25.0 million to WPS Resources in 1999. The equity infusions and special dividends allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at about its target level of 54.0% as established by the Public Service Commission of Wisconsin in its most recent rate order.


NOTE 8--STOCK OPTION PLANS

     In 1999, shareholders approved the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. In December 1999, the Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations are used to account for these plans. Accordingly, no compensation costs have been recognized for these plans in 1999. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:

====================================================================
(Thousands)                              1999       1998       1997
--------------------------------------------------------------------
Net income
  As reported                          $59,565    $46,631    $55,809
  Pro forma                             59,450     46,631     55,809

Basic and diluted earnings per share
  As reported                            $2.24      $1.76      $2.10
  Pro forma                               2.23       1.76       2.10
====================================================================

     Under the provisions of our 1999 Stock Option Plan, options cannot be granted for more than an aggregate of 1,500,000 shares and no single employee can be granted options for more than 400,000 shares during any five-year period. The Compensation Committee of the Board of Directors may grant options at any time. No options may be granted after February 10, 2004, under this plan. All options have a ten-year life. The exercise price of each option is equal to the fair market value of the stock on the date the option was granted. Options granted on May 6, 1999 have an exercise price of $29.875. One-fourth of the options granted May 6, 1999 become vested and exercisable on February 11 of each of the first four years beginning February 11, 2000.

     Under the provisions of our 1999 Non-Employee Directors Stock Option Plan, the aggregate number of shares for which options may be granted under the plan cannot exceed 100,000. Options are granted at the discretion of the Compensation Committee of the Board of Directors. No options may be granted under this plan after December 31, 2008. All options have a ten-year life, but may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the option was granted. Options were granted on December 9, 1999 with an exercise price of $25.4375.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model assuming:

=======================================================================
                               WPS Resources       WPS Resources 1999
                                    1999         Non-Employee Directors
                             Stock Option Plan      Stock Option Plan
-----------------------------------------------------------------------
Annual dividend yield               6.63%                  7.94%
Expected volatility                14.00%                 14.90%
Risk-free interest rate             5.52%                  6.14%
Expected life (in years)               10                     10
=======================================================================

     The status of the option plans as of December 31, 1999 is presented below:

==========================================================================
                                                          Weighted-Average
Options                                Shares              Exercise Price
--------------------------------------------------------------------------
Outstanding at beginning of year            -                        -
Granted
  Employee plan                       478,000                 $29.8750
  Director plan                        21,000                 $25.4375
Exercised                                   -                        -
Forfeited                                   -                        -
Outstanding at end of year
  Employee plan                       478,000                 $29.8750
  Director plan                        21,000                 $25.4375
Options exercisable at year-end             -                        -
--------------------------------------------------------------------------
Weighted-average fair value of
  options granted during the year
    Employee plan                                   $2.04
    Directors plan                                  $1.38
==========================================================================


NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

     Cash, Short-Term Investments, Energy Conservation Loans, Notes Payable, and Outstanding Commercial Paper: The carrying amount approximates fair value due to the short maturity of those investments and obligations.

     Nuclear Decommissioning Trusts: The value of Wisconsin Public Service's nuclear decommissioning trust investments is recorded at market value.

     Long-Term Debt, Preferred Stock, and Employee Stock Ownership Plan Loan
Guarantees: The fair value of Wisconsin Public Service's long-term debt, preferred stock, and Employee Stock Ownership Plan loan guarantees is estimated based on the quoted market price for the same or similar issues or on the current rates offered to Wisconsin Public Service for debt of the same remaining maturity.

     The estimated fair values of our financial instruments as of December 31 were:

=================================================================================================
(Thousands)                                  1999                                 1998
-------------------------------------------------------------------------------------------------
                                 Carrying Amount   Fair Value        Carrying Amount   Fair Value
-------------------------------------------------------------------------------------------------
Cash and cash equivalents           $ 10,547        $ 10,547            $  7,134        $  7,134
Energy conservation loans              5,198           5,198               7,810           7,810
Nuclear decommissioning
  trusts - utility plant             198,052         198,052             171,442         171,442
Nuclear decommissioning
  trusts - other assets               19,129          19,129              16,397          16,397
Notes payable                         10,403          10,403              12,703          12,703
Commercial paper                      79,855          79,855              47,590          47,590
Employee Stock Ownership Plan
  loan guarantees                      2,224           2,249               6,448           6,702
Trust preferred securities            50,000          40,260              50,000          50,250
Long-term debt                       509,636         497,369             337,473         366,038
Preferred stock                       51,193          47,881              51,200          53,026
Gas commodity instruments               (692)          1,265               6,894          (8,833)
=================================================================================================


NOTE 10--PRICE RISK MANAGEMENT ACTIVITIES

     WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also utilizes derivatives to manage market risk associated with anticipated energy purchases, as well as trading activities. Derivatives may include futures and forward contracts, price swap agreements, and call and put options.

     Gains and losses on derivatives are recognized immediately in earnings when it is no longer probable that the related forecasted transaction will occur. Each accounting period, WPS Energy Services records gains or losses on changes in market value of trading derivatives in other income. WPS Energy Services recorded net trading gains of $0.1 million in 1999 and net trading losses of $6.1 million in 1998.

     At December 31, 1999, WPS Energy Services had outstanding 11.4 million notional dekatherms of natural gas under futures and option agreements and
5.9 million notional dekatherms of natural gas under basis swap agreements in order to manage market risk. These financial instruments expire at various times through October 2001. WPS Energy Services has gas sales commitments through October 2000 with a range of sale prices from $2.06 to $3.09 per dekatherm and a range of associated gas purchase costs of $2.05 to $3.00 per dekatherm.

     At December 31, 1999, the fair value of trading instruments included assets of $7.5 million and liabilities of $6.8 million. Virtually all trading activities in 1999 and 1998 involved natural gas derivatives, except for a small amount of electric trading transactions. At December 31, 1999, WPS Energy Services had outstanding 1.4 million notional dekatherms of natural gas under futures and option agreements and 1.7 million notional dekatherms of natural gas under basis swap agreements for trading purposes.

NOTE 11--EMPLOYEE BENEFIT PLANS

     WPS Resources and our subsidiaries have non-contributory retirement plans covering substantially all employees under which annual contributions may be made to an irrevocable trust established to provide retired employees with a monthly payment if conditions relating to age and length of service have been met. The plans are administered and maintained by Wisconsin Public Service. These plans are fully funded, and no contributions were made in 1999, 1998, or 1997.

     WPS Resources and our subsidiaries also currently offer medical, dental, and life insurance benefits to employees, retirees, and their dependents. The expenses for active employees are expensed as incurred. We fund these benefits through irrevocable trusts as allowed for income tax purposes. The funded amounts at Wisconsin Public Service and Upper Peninsula Power, our utility subsidiaries, have been expensed and recovered through customer rates. Funded amounts associated with WPS Resources and all other nonregulated subsidiaries have been expensed but are not recovered through customer rates. Our non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 39.6% tax rate.

     All pension costs and postretirement plan costs are accounted for under Statement of Financial Accounting Standards Nos. 87 and 106. The standards require the cost of these benefits to be accrued as expense over the period in which the employee renders service. The transition obligation for current and future retirees is recognized over 20 years beginning in 1993.

     The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the three one-year periods ending December 31, 1999, 1998, and 1997, and a statement of the funded status as of December 31, of each year:

=============================================================================================
(Thousands)                                                 1999         1998         1997
---------------------------------------------------------------------------------------------
Reconciliation of benefit obligation - pension
---------------------------------------------------------------------------------------------
Obligation at January 1                                   $399,364     $350,669     $299,587
Service cost                                                10,904        9,014        7,019
Interest cost                                               27,524       25,264       22,919
Plan amendments                                              3,956        5,762        7,224
Actuarial (gain) loss                                      (31,515)      26,085       28,989
Acquisitions                                                 4,863            -            -
Benefit payments                                           (18,445)     (17,430)     (15,911)
Curtailments                                                     -            -          842
---------------------------------------------------------------------------------------------
Obligation at December 31                                 $396,651     $399,364     $350,669
=============================================================================================
Reconciliation of benefit obligation - other
---------------------------------------------------------------------------------------------
Obligation at January 1                                   $138,815     $127,705     $116,354
Service cost                                                 4,632        3,874        3,500
Interest cost                                                9,410        9,126        9,496
Plan amendments                                                  -            -        6,803
Actuarial (gain) loss                                      (13,835)       2,599           34
Acquisitions                                                 2,174            -            -
Benefit payments                                            (5,985)      (4,489)      (4,174)
Curtailments                                                     -            -       (4,308)
---------------------------------------------------------------------------------------------
Obligation at December 31                                 $135,211     $138,815     $127,705
=============================================================================================

=============================================================================================
(Thousands)                                                 1999         1998         1997
---------------------------------------------------------------------------------------------
Reconciliation of fair value of plan assets - pension
---------------------------------------------------------------------------------------------
Fair value of plan assets at January 1                   $ 610,483    $ 537,756    $ 470,176
Actual return on plan assets                                57,984       89,618       79,731
Employer contributions                                           -          539        3,783
Plan expenses paid                                               -            -          (23)
Acquisitions                                                 4,229            -            -
Benefit payments                                           (18,445)     (17,430)     (15,911)
---------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                 $ 654,251    $ 610,483    $ 537,756
---------------------------------------------------------------------------------------------

Funded status at December 31                             $ 257,599    $ 211,119    $ 187,087
Unrecognized transition (asset) obligation                  (9,890)     (13,467)     (17,043)
Unrecognized prior-service cost                             21,242       19,336       15,523
Unrecognized (gain) loss                                  (204,057)    (156,972)    (132,227)
---------------------------------------------------------------------------------------------
Net amount recognized                                    $  64,894    $  60,016    $  53,340
=============================================================================================
Reconciliation of fair value of plan assets - other
---------------------------------------------------------------------------------------------
Fair value of plan assets at January 1                   $ 139,841    $ 121,930    $ 104,367
Actual return on plan assets                                15,226       21,161       20,376
Employer contributions                                         660        1,239        1,361
Benefit payments                                            (5,985)      (4,489)      (4,174)
---------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                 $ 149,742    $ 139,841    $ 121,930
=============================================================================================

Funded status at December 31                             $  14,530    $   1,026    $  (5,776)
Unrecognized transition (asset) obligation                  36,605       39,434       42,286
Unrecognized prior-service cost                              3,935        4,259        4,583
Unrecognized (gain) loss                                  (104,989)     (87,011)     (78,496)
---------------------------------------------------------------------------------------------
Net amount recognized                                    $ (49,919)   $ (42,292)   $ (37,403)
=============================================================================================

     The net amounts recognized for 1997 and 1998 pension benefits have been reduced for an additional unrecognized regulatory liability related to pension costs. The entire regulatory liability was recognized by year-end 1998.

     The following table provides the amounts recognized in the statement of financial position as of December 31 of each year:

=============================================================================================
(Thousands)                                                 1999         1998         1997
---------------------------------------------------------------------------------------------
Prepaid benefit cost - pension
---------------------------------------------------------------------------------------------
Prepaid benefit cost                                      $ 64,894     $ 60,016     $ 52,867
Accrued benefit liability                                        -            -       (2,525)
Intangible asset                                                 -            -        2,998
---------------------------------------------------------------------------------------------
Net amount recognized                                     $ 64,894     $ 60,016     $ 53,340
=============================================================================================
Prepaid benefit cost - other
---------------------------------------------------------------------------------------------
Accrued benefit liability                                  (49,919)     (42,292)     (37,403)
---------------------------------------------------------------------------------------------
Net amount recognized                                     $(49,919)    $(42,292)    $(37,403)
=============================================================================================

     The following table provides the components of net periodic benefit cost for the plans for fiscal years 1999, 1998, and 1997:

=============================================================================================
(Thousands)                                                 1999         1998         1997
---------------------------------------------------------------------------------------------
Net periodic benefit cost - pension
---------------------------------------------------------------------------------------------
Service cost                                              $ 10,904     $  9,014     $  7,019
Interest cost                                               27,524       25,264       22,919
Expected return on plan assets                             (42,414)     (38,282)     (33,883)
Amortization of transition (asset) obligation               (3,576)      (3,576)      (3,576)
Amortization of prior-service cost                           2,050        1,950          921
Amortization of net (gain) loss                                  -         (507)        (781)
---------------------------------------------------------------------------------------------
Net periodic benefit cost                                 $ (5,512)    $ (6,137)    $ (7,381)
Curtailment (gain) loss                                          -            -        1,088
---------------------------------------------------------------------------------------------
Net periodic benefit cost after curtailments              $ (5,512)    $ (6,137)    $ (6,293)
=============================================================================================
Net periodic benefit cost - other
---------------------------------------------------------------------------------------------
Service cost                                              $  4,632     $  3,874     $  3,500
Interest cost                                                9,410        9,126        9,496
Expected return on plan assets                              (8,302)      (7,356)      (6,378)
Amortization of transition (asset) obligation                2,828        2,852        3,010
Amortization of prior-service cost                             324          324          324
Amortization of net (gain) loss                             (2,780)      (2,692)      (2,196)
---------------------------------------------------------------------------------------------
Net periodic benefit cost                                 $  6,112     $  6,128     $  7,756
Curtailment (gain) loss                                          -            -          356
---------------------------------------------------------------------------------------------
Net periodic benefit cost after curtailments              $  6,112     $  6,128     $  8,112
=============================================================================================

     Under a contract with Wisconsin Electric Power Company, Upper Peninsula Power had operated Wisconsin Electric Power's Presque Isle Power Plant in Michigan since 1988. That contract terminated on December 31, 1997, and all employees at the plant became employees of Wisconsin Electric Power. In 1997, Upper Peninsula Power recognized a $1.1 million pension curtailment loss and a $0.4 million other benefit plan curtailment loss from the termination of the Presque Isle Power Plant operating agreement.

     The assumptions used in measuring WPS Resources' benefit obligation are shown in the following table:

=============================================================================================
                                                              1999         1998          1997
---------------------------------------------------------------------------------------------
Weighted average assumptions as of December 31 - pension
---------------------------------------------------------------------------------------------
Discount rate                                                 7.50%        6.75%        7.25%
Expected return on plan assets                                8.75%        8.75%        8.75%
Rate of compensation increase                                 5.50%        5.50%        5.50%
=============================================================================================
Weighted average assumptions as of December 31 - other
---------------------------------------------------------------------------------------------
Discount rate                                                 7.50%        6.75%        7.25%
Expected return on plan assets                                8.75%        8.75%        8.75%
=============================================================================================

     The assumed health care cost trend rates for 1999 are 8.0% for medical and 7.5% for dental, both decreasing to 5.0% by the year 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effects:

======================================================================
                                                1.0%            1.0%
(Thousands)                                   Increase        Decrease
----------------------------------------------------------------------
Effect on total of service and interest
  cost components of net periodic
  postretirement health care benefit cost      $ 2,721       $ (2,127)

Effect on the health care component
  of the accumulated postretirement
  benefit obligation                           $22,339       $(17,804)
======================================================================

     Wisconsin Public Service has a leveraged Employee Stock Ownership Plan and Trust that held 1,912,002 shares of WPS Resources common stock (market value of approximately $48.0 million) at December 31, 1999. At that date, the Employee Stock Ownership Plan also had a loan guaranteed by Wisconsin Public Service and secured by common stock. Principal and interest on the loan are to be paid using contributions from Wisconsin Public Service and dividends on our common stock held by the Employee Stock Ownership Plan. Shares in the Employee Stock Ownership Plan are allocated to participants as the loan is repaid. Tax benefits from dividends paid to the Employee Stock Ownership Plan are recognized as a reduction in Wisconsin Public Service's cost of providing service to customers. The Public Service Commission of Wisconsin has allowed Wisconsin Public Service to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and of the employer contribution is an approximately equal sharing of the tax benefits of the program between customers and employees.


NOTE 12--INCOME TAXES

     We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax basis of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Taxes provided in prior years at rates greater than current rates are being refunded to customers prospectively as the temporary differences reverse. The net regulatory liability for these refunds totaled $21.7 million as of December 31, 1999.

     As of December 31, 1999 and 1998, we had the following significant temporary differences that created deferred tax assets and liabilities:

=========================================================================
(Thousands)                                           1999         1998
-------------------------------------------------------------------------
Deferred tax assets
Plant related                                      $ 72,077     $ 76,400
Customer advances                                    11,512       10,599
Capital losses/state net operating losses             3,368        3,652
Environmental cleanup                                 3,835        3,992
Employee benefits                                    32,486       28,021
Other                                                 5,186        4,302
-------------------------------------------------------------------------
Total                                              $128,464     $126,966
=========================================================================
Deferred tax liabilities
Plant related                                      $201,826     $210,418
Demand-side management expenditures                   7,043        9,421
Employee benefits                                    26,442       24,009
Other                                                 4,190        5,760
-------------------------------------------------------------------------
Total                                              $239,501     $249,608
=========================================================================
Net deferred tax liabilities                       $111,037     $122,642
=========================================================================

     Previously deferred investment tax credits are being amortized as a reduction in income tax expense over the life of the related utility plant. The components of income tax expense are set forth in the table below:

=================================================================================================
(Thousands,
except for percentages)                     1999                 1998                 1997
-------------------------------------------------------------------------------------------------
                                        Rate     Amount      Rate      Amount     Rate    Amount
-------------------------------------------------------------------------------------------------
Statutory federal income tax            35.0%   $32,346      35.0%    $25,623     35.0%  $31,525
State income taxes, net                  5.0      4,611       5.9       4,344      5.4     4,862
Investment tax credit restored          (1.9)    (1,789)     (2.6)     (1,924)    (2.2)   (1,949)
Rate difference on reversal
  of income tax temporary
  differences                           (1.6)    (1,461)     (2.4)     (1,761)    (2.1)   (1,888)
Dividends paid to
  Employee Stock Ownership Plan         (1.5)    (1,349)     (1.9)     (1,414)    (1.5)   (1,381)
Section 29 and 45 credits               (1.6)    (1,520)     (1.0)       (751)    (0.2)     (220)
Other differences, net                  (1.2)    (1,097)     (1.0)       (672)     0.2       157
-------------------------------------------------------------------------------------------------
Effective income tax                    32.2%   $29,741      32.0%    $23,445     34.6%  $31,106
=================================================================================================
Current provision
Federal                                         $33,788               $29,492            $31,444
State                                             9,436                 7,779              7,527
-------------------------------------------------------------------------------------------------
Total current provision                          43,224                37,271             38,971
Deferred (benefit) provision                    (11,694)              (11,902)            (5,916)
Investment tax credit
  restored, net                                  (1,789)               (1,924)            (1,949)
-------------------------------------------------------------------------------------------------
Total income tax expense                        $29,741               $23,445            $31,106
=================================================================================================

NOTE 13--COMMITMENTS AND CONTINGENCIES

COAL CONTRACTS

     To ensure a reliable, low-cost supply of coal, Wisconsin Public Service entered into a long-term contract that has take-or-pay obligations totaling $94.2 million from 2000 through 2016. The obligations are subject to force majeure provisions which provide Wisconsin Public Service other options if the specified coal does not meet emission limits which may be mandated in future legislation. We believe that any amounts paid under the take-or-pay obligations described above would be considered costs of service subject to recovery in customer rates.

PURCHASED POWER

     Wisconsin Public Service has several take-or-pay contracts for either capacity or energy related to purchased power. These contracts total
$68.0 million through April 2003. We expect to recover these costs in future customer rates.

LONG-TERM POWER SUPPLY

     In November 1995, Wisconsin Public Service signed a 25-year agreement to purchase power from De Pere Energy Center LLC (an affiliate of SkyGen Energy
LLC), an independent power producer that built a cogeneration facility and is selling electrical power to Wisconsin Public Service. Phase I of the project went into operation in June of 1999 and is accounted for as a capital lease. The amount recorded as a part of utility plant was $74.1 million. This amount will be depreciated over 25 years, the term of the contract. Phase II is currently projected to be operational within five years of the start of Phase I. If Phase II becomes operational, an additional utility plant asset of approximately $80.0 million will be recorded.

GAS COSTS

     Wisconsin Public Service has natural gas supply and transportation contracts that require total estimated demand payments of $125.1 million through October 2008.

     In April 1992, the Federal Energy Regulatory Commission issued
Order No. 636 which required natural gas interstate pipelines to restructure their sales and transportation services. As a result, Wisconsin Public Service was obligated to pay for a portion of ANR Pipeline Company's transition costs through various Federal Energy Regulatory Commission approved surcharges. Though there may be additional transition costs, which could be significant, the amount and timing of these costs are unknown at this time.
We expect to recover these costs in future customer rates since the Public Service Commission of Wisconsin and the Michigan Public Service Commission have allowed such recovery to date.

NUCLEAR LIABILITY

     The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. Wisconsin Public Service may be required to pay up to a maximum of $36.3 million per incident. The payments will not exceed $4.1 million per incident in a given calendar year. These amounts represent Wisconsin Public Service's 41.2% ownership in the Kewaunee plant.

NUCLEAR PLANT OPERATION

     On September 29, 1998, Wisconsin Public Service and Madison Gas and Electric entered into an agreement pursuant to which Wisconsin Public Service will acquire, at Madison Gas and Electric's book value, Madison Gas and Electric's 17.8% share of the Kewaunee plant including Madison Gas and Electric's decommissioning trust assets and will assume Madison Gas and Electric's share of the decommissioning obligation. This agreement, the closing of which is contingent upon regulatory approval and steam generator replacement scheduled for the fall of 2001, will result in Wisconsin Public Service's ownership interest in the Kewaunee plant increasing to 59.0%.

     The net book value of Wisconsin Public Service's share of the Kewaunee plant at December 31, 1999 is $28.2 million. In addition, the current cost of Wisconsin Public Service's share of the estimated costs to decommission the Kewaunee plant, assuming early retirement, exceeds the trust assets at December 31, 1999 by $2.6 million. On January 3, 1997, the Public Service Commission of Wisconsin accepted Wisconsin Public Service's recommendation to accelerate recovery of the Wisconsin retail portion of both the current undepreciated plant balance and the unfunded decommissioning costs over a six-year period, 1997 through 2002. The Public Service Commission of Wisconsin depreciation rate order authorizing new rates for 1999 includes a change in methodology for recovery of the Kewaunee plant investment after new steam generators have been installed, estimated to be the fall of 2001. At that time, the unrecovered basis of the Kewaunee plant, including the new steam generators, will be recovered over an 8.5 year remaining life using the sum-of-the-years depreciation method.

CLEAN AIR REGULATIONS

     Wisconsin Public Service is in compliance with both the Phase I and Phase II sulfur dioxide and nitrogen oxide emission limits established by the Federal Clean Air Act Amendments of 1990. We believe that all costs incurred for additional compliance will be recoverable in future customer rates.

     Wisconsin Public Service is evaluating the installation of a baghouse at its Weston Unit 3 plant. Currently, an electrostatic precipitator is used as a pollution control device, but it is in need of replacement due to degradation. A baghouse is an alternative pollution control device to an electrostatic precipitator. If the installation of the baghouse proceeds, it is estimated that it will cost $25.7 million.

     In late September of 1998, the United States Environmental Protection Agency required certain states, including Wisconsin, to develop plans to reduce the emission of nitrogen oxides from sources within the state by May of 2003. Compliance is required during the ozone season of May through September. On a preliminary basis, Wisconsin Public Service projects potential capital costs of between $62.5 million and $112.0 million to comply with possible future regulations. The annual operating and maintenance expense associated with these possible future regulations are projected to range from $2.0 million to $6.0 million. The costs depend on the state-specific compliance method to be adopted in the future and the effectiveness of the various technologies available for nitrogen oxide emission control. Under Wisconsin Public Service's current practice, the capital costs (as reflected in depreciation expenses) and the annual operating costs are anticipated to be recovered through future customer rates.

     On December 24, 1998, Wisconsin Public Service joined other parties in a petition challenging the Environmental Protection Agency's regulations that require Wisconsin to prepare and submit a nitrogen oxide implementation plan.

On January 22, 1999, the State of Wisconsin intervened in the litigation and challenged the geographic scope of the rule and the required timing for implementation of nitrogen oxide controls within the state. The court heard arguments on November 9, 1999. No decision has yet been rendered.

     The Sunbury plant, acquired by WPS Power Development in November 1999, currently purchases emission allowances to comply with air regulations. Additional technology may be required by 2003 in order to comply with nitrogen oxide standards. Expenditures for this technology could be significant.

MANUFACTURED GAS PLANT REMEDIATION

     Wisconsin Public Service continues to investigate the environmental cleanup of eight manufactured gas plant sites. The cleanup of Wisconsin Public Service's Stevens Point manufactured gas plant site is complete with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Future investigation and cleanup costs for the remaining seven sites are estimated in the range of $34.3 million to $41.0 million. These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and experience gained through cleanup activities.

     An initial liability for cleanup of $41.7 million was established with an offsetting regulatory asset (deferred charge). Of this amount, approximately $3.1 million has been spent to date. Wisconsin Public Service believes it will recover cleanup costs in current and future customer rates. Carrying costs associated with the cleanup expenditures will not be recoverable. Wisconsin Public Service has received $12.6 million in insurance recoveries which are recorded as a reduction in the regulatory asset.

FUTURE UTILITY EXPENDITURES

     We estimate utility plant construction expenditures at Wisconsin Public Service for 2000 to be approximately $144.6 million and construction expenditures at Upper Peninsula Power for 2000 to be approximately
$8.4 million. Demand-side management expenditures at Wisconsin Public Service are estimated to be $21.5 million in 2000. Of this amount, $17.7 million will be recovered in rates in 2000 with the remainder expected to be recovered in future rates. In addition, previously deferred demand-side management expenditures of $17.8 million are being recovered from customers through 2002.


NOTE 14--REGULATORY ENVIRONMENT

     Wisconsin Public Service received a rate order in the Wisconsin jurisdiction on January 15, 1999. The impact is an estimated $26.9 million increase in electric revenues and an estimated $10.3 million increase in gas revenues on an annual basis. The new rates are effective for 1999 and 2000. The Public Service Commission of Wisconsin authorized a 12.1% return on Wisconsin Public Service's equity for 1999 and 2000.

     Wisconsin Public Service received a new rate order in the Wisconsin retail jurisdiction effective on January 1, 2000 because of a rate reopener filed in July 1999. The impact is an estimated $21.1 million increase in electric revenues for the year 2000. The reopener addressed a limited number of issues for which information was not available when the original order for 1999 and 2000 was authorized. There were no changes to the 2000 gas revenues or return on equity which remains at 12.1% for 2000.

NOTE 15--SEGMENTS OF BUSINESS

     Effective December 31, 1998, we adopted Statement of Financial
Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our reportable segments are managed separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company, and WPS Power Development is an electric generation asset development company. The tables below and on the following page present information for the respective years pertaining to our operations segmented by lines of business. We restated 1998 and 1997 for comparative purposes due to changes in our reportable segments. The changes include adding a utility subtotal column and separating WPS Power Development from Other due to its increase in significance.

============================================================================================
Segments of Business (Thousands)                           Regulated Utilities
--------------------------------------------------------------------------------------------
                                               Electric           Gas              Total
1999                                           Utility*         Utility*          Utility*
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                          $  590,359         $191,521        $  781,880
 Depreciation and decommissioning                70,898            8,216            79,114
 Other income (expense)                           7,232               78             7,310
 Interest expense                                23,965            4,534            28,499
 Income taxes                                    32,040            7,405            39,445
 Net income (loss)                               56,083           11,246            67,329
Balance Sheet
 Total assets                                 1,247,859          267,356         1,515,215
 Cash expenditures for
  long-lived assets                             120,929           19,768           140,697
============================================================================================

                                                               Nonutility and
                                                           Nonregulated Operations
--------------------------------------------------------------------------------------------
                                             WPS Energy         WPS Power
                                              Services         Development          Other
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                            $292,212         $ 35,400          $  5,718
 Depreciation and decommissioning                 1,058            3,282               290
 Other income (expense)                            (221)            (253)            5,716
 Interest expense                                   336            4,629             7,807
 Income taxes                                    (2,579)          (4,683)           (2,442)
 Net income (loss)                               (3,488)          (3,799)             (477)
Balance Sheet
 Total assets                                    64,846          190,247           184,349
 Cash expenditures for
  long-lived assets                                  70          132,137               279
============================================================================================

                                      -105-

============================================================================================
                                                       Reconciling             WPS Resources
                                                       Eliminations             Consolidated
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                                     $ (16,670)              $1,098,540
 Depreciation and decommissioning                               -                   83,744
 Other income (expense)                                    (3,603)                   8,949
 Interest expense                                          (8,503)                  32,768
 Income taxes                                                   -                   29,741
 Net income (loss)                                              -                   59,565
Balance Sheet
 Total assets                                            (138,109)               1,816,548
 Cash expenditures for
  long-lived assets                                             -                  273,183
============================================================================================

*Includes only utility operations. Nonutility operations are included in the Other column.

============================================================================================
Segments of Business (Thousands)                           Regulated Utilities
--------------------------------------------------------------------------------------------
                                               Electric            Gas             Total
1998                                           Utility*          Utility*         Utility*
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                          $  550,004         $165,111        $  715,115
 Depreciation and decommissioning                75,974            7,751            83,725
 Other income (expense)                           5,461              114             5,575
 Interest expense                                22,820            4,323            27,143
 Income taxes                                    27,534            4,429            31,963
 Net income (loss)                               50,488            5,912            56,400
Balance Sheet
 Total assets                                 1,117,438          246,365         1,363,803
 Cash expenditures for
  long-lived assets                              75,589           19,145            94,734
============================================================================================

                                                               Nonutility and
                                                           Nonregulated Operations
--------------------------------------------------------------------------------------------
                                              WPS Energy        WPS Power
                                               Services        Development          Other
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                            $351,258          $ 5,919           $ 3,587
 Depreciation and decommissioning                 1,148            1,205               196
 Other income (expense)                          (5,765)             110             4,681
 Interest expense                                   592            1,320             3,594
 Income taxes                                    (4,783)          (2,516)           (1,219)
 Net income (loss)                               (6,869)          (2,432)             (468)
Balance Sheet
 Total assets                                    71,839           32,894            90,729
 Cash expenditures for
  long-lived assets                                 291           15,029               755
============================================================================================

                                                       Reconciling             WPS Resources
                                                       Eliminations             Consolidated
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                                     $(12,143)               $1,063,736
 Depreciation and decommissioning                              -                    86,274
 Other income (expense)                                   (1,923)                    2,678
 Interest expense                                         (4,012)                   28,637
 Income taxes                                                  -                    23,445
 Net income (loss)                                             -                    46,631
Balance Sheet
 Total assets                                            (48,878)                1,510,387
 Cash expenditures for
  long-lived assets                                            -                   110,809
============================================================================================

*Includes only utility operations. Nonutility operations are included in the Other column.

============================================================================================
Segments of Business (Thousands)                           Regulated Utilities
--------------------------------------------------------------------------------------------
                                               Electric           Gas              Total
1997                                           Utility*         Utility*          Utility*
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                          $  539,590         $211,090        $  750,680
 Depreciation and decommissioning                74,016            7,349            81,365
 Other income (expense)                           7,395             (701)            6,694
 Interest expense                                25,266            4,841            30,107
 Income taxes                                    29,461            4,211            33,672
 Net income (loss)                               53,294            7,878            61,172
Balance Sheet
 Total assets                                 1,089,875          246,842         1,336,717
 Cash expenditures for
  long-lived assets                              48,846           14,227            63,073
============================================================================================

                                                               Nonutility and
                                                           Nonregulated Operations
--------------------------------------------------------------------------------------------
                                             WPS Energy         WPS Power
                                              Services         Development          Other
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                            $189,404          $ 2,623           $ 2,803
 Depreciation and decommissioning                 1,048              671               357
 Other income (expense)                          (1,158)             (20)            6,422
 Interest expense                                   905            1,153             1,112
 Income taxes                                    (3,315)          (1,114)            1,863
 Net income (loss)                               (4,949)          (1,944)            1,530
Balance Sheet
 Total assets                                    44,779           18,133            57,703
 Cash expenditures for
  long-lived assets                                  78            1,223             1,941
============================================================================================

                                                        Reconciling            WPS Resources
                                                        Eliminations            Consolidated
--------------------------------------------------------------------------------------------
Income Statement
 Operating revenues                                      $ (9,673)              $  935,837
 Depreciation and decommissioning                               -                   83,441
 Other income (expense)                                       168                   12,106
 Interest expense                                          (2,261)                  31,016
 Income taxes                                                   -                   31,106
 Net income (loss)                                              -                   55,809
Balance Sheet
 Total assets                                             (21,528)               1,435,804
 Cash expenditures for
  long-lived assets                                             -                   66,315
============================================================================================

*Includes only utility operations. Nonutility operations are included in the Other column.


NOTE 16--QUARTERLY FINANCIAL INFORMATION (Unaudited)

====================================================================================================
(Thousands, except for share amounts)                         Three Months Ended
----------------------------------------------------------------------------------------------------
                                                                    1999
                                               March      June    September   December      Total
----------------------------------------------------------------------------------------------------
Operating revenues                           $329,834   $221,552   $251,005   $296,149   $1,098,540
Net income                                   $ 22,752   $ 10,041   $ 13,819   $ 12,953   $   59,565
Average number of shares of common stock       26,520     26,601     26,682     26,768       26,644
Basic and diluted earnings per share             $.86       $.38       $.52       $.48        $2.24
====================================================================================================
                                                                    1998
                                               March      June    September   December      Total
----------------------------------------------------------------------------------------------------
Operating revenues                           $291,226   $232,054   $247,928   $292,528   $1,063,736
Net income                                   $ 17,952   $ 10,465   $ 11,799   $  6,415   $   46,631
Average number of shares of common stock       26,516     26,512     26,508     26,505       26,511
Basic and diluted earnings per share             $.68       $.39       $.45       $.24        $1.76
====================================================================================================

Because of various factors which affect the utility business, the quarterly results of operations are not necessarily comparable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

                    F.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of WPS Resources Corporation:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income and retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                              /s/ Arthur Andersen LLP


                                              ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 27, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

      G.   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

================================================================================================
Year Ended December 31 (Thousands)                      1999             1998            1997
------------------------------------------------------------------------------------------------
Operating revenues
Electric                                              $527,922         $487,340        $479,388
Gas                                                    191,521          165,111         211,090
------------------------------------------------------------------------------------------------
Total operating revenues                               719,443          652,451         690,478
================================================================================================
Operating expenses
Electric production fuels                              113,170          110,443         107,538
Purchased power                                         57,390           42,340          45,876
Gas purchased for resale                               117,582          104,608         147,493
Other operating expenses                               150,822          138,232         134,113
Maintenance                                             56,650           49,425          41,661
Depreciation and decommissioning                        73,163           78,206          75,819
Federal income taxes                                    30,154           23,642          26,460
Investment tax credit restored                          (1,608)          (1,742)         (1,768)
State income taxes                                       8,752            7,291           7,569
Gross receipts tax and other                            26,414           26,403          26,396
------------------------------------------------------------------------------------------------
Total operating expense                                632,489          578,848         611,157
================================================================================================
Operating income                                        86,954           73,603          79,321
------------------------------------------------------------------------------------------------
Other income and (deductions)
Allowance for equity funds used during construction        719              173             129
Other, net                                               7,888            6,765          12,591
Income taxes                                              (805)            (331)         (1,110)
------------------------------------------------------------------------------------------------
Total other income and (deductions)                      7,802            6,607          11,610
================================================================================================
Income before interest expense                          94,756           80,210          90,931
------------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                              21,855           20,400          22,530
Other interest                                           5,560            2,801           3,759
Allowance for borrowed funds used during construction   (2,874)            (177)           (100)
------------------------------------------------------------------------------------------------
Total interest expense                                  24,541           23,024          26,189
================================================================================================
Net income                                              70,215           57,186          64,742
================================================================================================
Preferred stock dividend requirements                    3,111            3,111           3,111
Earnings on common stock                                67,104           54,075          61,631
================================================================================================
Other comprehensive income                                   -                -               -
================================================================================================
Comprehensive income                                  $ 67,104         $ 54,075        $ 61,631
================================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                         H.  CONSOLIDATED BALANCE SHEETS

=================================================================================
Assets
---------------------------------------------------------------------------------
At December 31 (Thousands)                                1999            1998
---------------------------------------------------------------------------------
Utility plant
Electric                                              $1,611,543      $1,534,711
Gas                                                      285,048         267,892
Property under capital lease                              74,130               -
---------------------------------------------------------------------------------
Total                                                  1,970,721       1,802,603
Less - Accumulated depreciation and decommissioning    1,202,725       1,120,058
---------------------------------------------------------------------------------
Total                                                    767,996         682,545
Nuclear decommissioning trusts                           198,052         171,442
Construction in progress                                  67,831          35,996
Nuclear fuel, less accumulated amortization               15,007          18,641
---------------------------------------------------------------------------------
Net utility plant                                      1,048,886         908,624
=================================================================================

Current assets
Cash and equivalents                                       3,428           1,882
Customer and other receivables, net of reserves           70,940          63,193
Accrued utility revenues                                  36,132          30,877
Fossil fuel, at average cost                              15,134          12,433
Gas in storage, at average cost                           18,776          14,855
Materials and supplies, at average cost                   21,302          20,054
Prepayments and other                                     20,734          19,491
---------------------------------------------------------------------------------
Total current assets                                     186,446         162,785
=================================================================================

Regulatory assets                                         68,169          68,335
Net nonutility plant                                       1,294           2,888
Pension assets                                            65,622          60,018
Investments and other assets                              39,468          64,932
=================================================================================
Total                                                 $1,409,885      $1,267,582
=================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

                   H.  CONSOLIDATED BALANCE SHEETS (CONTINUED)

=================================================================================
Capitalization and Liabilities
---------------------------------------------------------------------------------
At December 31 (Thousands)                                1999            1998
---------------------------------------------------------------------------------
Capitalization
Common stock equity                                   $  525,128      $  481,708
Preferred stock with no mandatory redemption              51,193          51,200
Capital lease obligation                                  73,585               -
Long-term debt to parent                                  13,780          14,061
Long-term debt                                           285,783         289,972
---------------------------------------------------------------------------------
Total capitalization                                     949,469         836,941
=================================================================================

Current liabilities
Current portion of capital lease obligation                  419               -
Note payable                                              10,000          10,000
Commercial paper                                          40,000          25,000
Accounts payable                                          52,654          60,680
Accrued interest and taxes                                12,819           2,590
Other                                                     13,118           6,564
---------------------------------------------------------------------------------
Total current liabilities                                129,010         104,834
=================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                        107,516         118,476
Accumulated deferred investment tax credits               23,551          24,772
Regulatory liabilities                                    56,728          43,591
Environmental remediation liabilities                     38,632          39,028
Postretirement health care liability                      47,115          41,713
Other long-term liabilities                               57,864          58,227
---------------------------------------------------------------------------------
Total long-term liabilities and deferred credits         331,406         325,807
=================================================================================

Commitments and contingencies (See Note 10)
=================================================================================
Total                                                 $1,409,885      $1,267,582
=================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these balance sheets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

               I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION

===========================================================================
At December 31 (Thousands, except share amounts)     1999            1998
---------------------------------------------------------------------------

Common stock equity
Common stock                                      $ 95,588        $ 95,588
Premium on capital stock                           167,842         107,842
Retained earnings                                  263,922         284,726
Employee Stock Ownership Plan loan guarantees       (2,224)         (6,448)
---------------------------------------------------------------------------
Total common stock equity                          525,128         481,708
===========================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares
    authorized with no mandatory redemption -
                    Shares Outstanding
                    ------------------
         Series     1999          1998
         ------   -------       -------
         5.00%    131,950       132,000             13,195          13,200
         5.04%     29,980        30,000              2,998           3,000
         5.08%     50,000        50,000              5,000           5,000
         6.76%    150,000       150,000             15,000          15,000
         6.88%    150,000       150,000             15,000          15,000
---------------------------------------------------------------------------
Total preferred stock                               51,193          51,200
===========================================================================

Capital lease obligation                            74,004               -
Less current portion                                   419               -
---------------------------------------------------------------------------
Net capital lease obligation                        73,585               -
===========================================================================

Long-term debt to parent
         Series      Year Due
         ------      --------
         8.76%        2015                           5,693           5,808
         7.35%        2016                           8,087           8,253
---------------------------------------------------------------------------
Total long-term debt to parent                      13,780          14,061
===========================================================================

Long-term debt
  First mortgage bonds
         Series      Year Due
         ------      --------
         7.30%        2002                          50,000          50,000
         6.80%        2003                          50,000          50,000
         6-1/8%       2005                           9,075           9,075
         6.90%        2013                          22,000          22,000
         8.80%        2021                          53,100          53,100
         7-1/8%       2023                          50,000          50,000
         6.08%        2028                          50,000          50,000
---------------------------------------------------------------------------
Total                                              284,175         284,175
Unamortized discount and premium on bonds, net        (758)           (817)
---------------------------------------------------------------------------
Total first mortgage bonds                         283,417         283,358
---------------------------------------------------------------------------
Employee Stock Ownership Plan loan guarantees        2,224           6,448
Other long-term debt                                   142             166
---------------------------------------------------------------------------
Total long-term debt                               285,783         289,972
===========================================================================
Total capitalization                              $949,469        $836,941
===========================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

                           J.  CONSOLIDATED STATEMENTS OF CASH FLOWS

===============================================================================================
Year Ended December 31 (Thousands)                             1999        1998          1997
-----------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                $  70,215     $  57,186    $  64,742

Adjustments to reconcile net income to net cash from
  operating activities -
Depreciation and decommissioning                             73,163        78,206       75,819
Amortization of nuclear fuel and other                       14,160        15,634       14,665
Deferred income taxes                                       (12,034)      (12,421)      (5,846)
Investment tax credit restored                               (1,221)       (2,129)      (1,767)
Allowance for equity funds used during construction            (719)         (173)        (129)
Pension income                                               (5,604)       (9,669)     (11,432)
Postretirement health care funding                            5,402         9,743        4,952
Other, net                                                      775          (489)      (9,046)
Changes in -
Customer and other receivables                               (7,747)       (7,300)      10,341
Accrued utility revenues                                     (5,255)         (127)       4,576
Fossil fuel inventory                                        (2,701)       (2,469)      (1,740)
Gas in storage                                               (3,921)        2,339         (754)
Accounts payable                                             (8,026)       14,227      (16,047)
Environmental remediation insurance recovery                      -             -       12,374
Miscellaneous current and accrued liabilities                 6,048        (5,019)      (1,957)
Accrued taxes                                                10,229        (7,666)       2,164
Gas refunds                                                       -           684         (318)
-----------------------------------------------------------------------------------------------
Net cash from operating activities                          132,764       130,557      140,597
===============================================================================================

Cash flows from (used for) investing activities:
Construction of utility plant and nuclear fuel
  expenditures                                             (133,809)      (89,544)     (58,258)
Decommissioning funding                                      (9,180)      (17,239)     (16,059)
Purchase of other property and equipment                       (243)         (270)        (111)
Other                                                        16,282         4,565        6,080
-----------------------------------------------------------------------------------------------
Net cash used for investing activities                     (126,950)     (102,488)     (68,348)
===============================================================================================

Cash flows from (used for) financing activities:
Redemption of long-term debt                                      -       (53,659)           -
Proceeds from issuance of long-term debt                          -        50,000            -
Proceeds from issuance of commercial paper                  403,000       290,521      257,100
Redemptions of commercial paper                            (388,000)     (281,021)    (270,600)
Equity infusion from parent                                  60,000        34,000            -
Preferred stock dividends                                    (3,111)       (3,111)      (3,111)
Dividends to parent                                         (51,000)      (46,838)     (45,882)
Special dividend to parent                                  (25,000)      (20,000)     (10,000)
Other                                                          (157)            -            -
-----------------------------------------------------------------------------------------------
Net cash used for financing activities                       (4,268)      (30,108)     (72,493)
===============================================================================================
Net increase (decrease) in cash and equivalents               1,546        (2,039)        (244)
===============================================================================================
Cash and equivalents at beginning of year                     1,882         3,921        4,165
===============================================================================================
Cash and equivalents at end of year                       $   3,428     $   1,882    $   3,921
===============================================================================================

Cash paid during year for:
Interest, less amount capitalized                         $  22,941     $  20,905    $  22,311
Income taxes                                              $  44,416     $  48,781    $  41,151
===============================================================================================

Supplemental schedule of noncash investing and financing activities:
1.  A capital lease obligation of $74,130 was incurred when
    Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.
2. Net cash surrender value of a key executive life insurance policy of $11,787 was transferred from Wisconsin Public Service to WPS Resources.
3. Nonutility assets of $121 were transferred from Wisconsin Public Service to WPS Resources.

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           WISCONSIN PUBLIC SERVICE CORPORATION

                K.  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


===================================================================================
Year Ended December 31 (Thousands)                1999         1998         1997
-----------------------------------------------------------------------------------

Balance at beginning of year                    $284,726     $297,489     $291,740
Add - Net income                                  70,215       57,186       64,742
-----------------------------------------------------------------------------------
                                                 354,941      354,675      356,482
-----------------------------------------------------------------------------------
Deduct -
Cash dividends declared on preferred stock
    5.00% Series ($5.00 per share)                   660          660          660
    5.04% Series ($5.04 per share)                   151          151          151
    5.08% Series ($5.08 per share)                   254          254          254
    6.76% Series ($6.76 per share)                 1,014        1,014        1,014
    6.88% Series ($6.88 per share)                 1,032        1,032        1,032
Dividend to parent                                87,908       66,838       55,882
-----------------------------------------------------------------------------------
                                                  91,019       69,949       58,993
-----------------------------------------------------------------------------------
Balance at end of year                          $263,922     $284,726     $297,489
===================================================================================

The accompanying WPS Resources Corporation notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         WISCONSIN PUBLIC SERVICE CORPORATION

             L.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Notes to Consolidated Financial Statements for Wisconsin Public Service Corporation are incorporated in the Notes to Consolidated Financial Statements for WPS Resources Corporation at page 82 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         WISCONSIN PUBLIC SERVICE CORPORATION

             M.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Wisconsin Public Service Corporation:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation (a Wisconsin corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income and retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                   /s/ Arthur Andersen LLP


                                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 27, 2000

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of WPS Resources and those Class C directors seeking re-election can be found on pages 3 through 4 of our March 20, 2000 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.

     Information regarding our executive officers, which is not included in our Proxy Statement, can be found on pages 37 through 40 of this document.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required under Item 11 regarding compensation paid by WPS Resources to its Chief Executive Officer and its other executive officers can be found in our March 20, 2000 Proxy Statement, which information is incorporated by reference as if fully set forth herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning principal securities holders and the security holdings of our management can be found on pages 7 through 8 of our March 20, 2000 Proxy Statement, which is incorporated by reference as if fully set forth herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions since the beginning of fiscal year 1999, or any currently proposed transactions, or series of similar transactions, to which WPS Resources or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of WPS Resources, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          (1)  Consolidated Financial Statements included in Part II at
               Item 8 above:

                            Description                    Pages in 10-K
                            -----------                    -------------

               WPS RESOURCES CORPORATION

               Consolidated Statements of Income,
               Comprehensive Income, and
               Retained Earnings for the three years
               ended December 31, 1999, 1998, and 1997            77

               Consolidated Balance Sheets as of
               December 31, 1999 and 1998                         78

               Consolidated Statements of Capitalization
               as of December 31, 1999 and 1998                   80

               Consolidated Statements of Cash Flows for
               the three years ended December 31, 1999, 1998,
               and 1997                                           81

               Notes to Consolidated Financial Statements         82

               Report of Independent Public Accountants          108

               Wisconsin Public Service Corporation

               Consolidated Statements of Income and
               Comprehensive Income for the three years
               ended December 31, 1999, 1998, and 1997           109

               Consolidated Balance Sheets as of
               December 31, 1999 and 1998                        110

               Consolidated Statements of Capitalization
               as of December 31, 1999 and 1998                  112

               Consolidated Statements of Cash Flows for
               the three years ended December 31, 1999, 1998,
               and 1997                                          113

               Consolidated Statements of Retained Earnings      114

               Notes to Consolidated Financial Statements        115

               Report of Independent Public Accountants          116

          (2)  Financial statement schedules.

               The following financial statement schedules are included in
               Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                            Description                    Pages in 10-K
                            -----------                    -------------

               Schedule I - Condensed Parent
               Company Only Financial Statements

               A.  Report of Independent Public
                   Accountants                                   128

               B.  Statements of Income and Retained
                   Earnings                                      129

               C.  Balance Sheets                                130

               D.  Statements of Cash Flows                      131

               E.  Notes to Parent Company Financial
                   Statements                                    132

          (3) Listing of all exhibits, including those incorporated by reference.

Exhibit
Number                          Description of Documents
-------                         ------------------------

  2* Asset Purchase Agreement Among Maine Public Service Company, Main and New Brunswick Electrical Power Company, Limited and WPS Power Development, Inc. dated as of July 7, 1998. (Incorporated by reference to Exhibit 2 to Form 10-K for the year ended
           December 31, 1998.)

  2A* Asset Purchase Agreement By and Among PP&L, Inc., PP&L Resources, Inc., Lady Jane Collieries, Inc. and Sunbury Holdings, LLC, dated as of May 1, 1999.

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

  3B-1     By-Laws of WPS Resources Corporation as in effect February 10,
           2000.

  3B-2 By-Laws of Wisconsin Public Service Corporation as in effect February 10, 2000.

  4A       Copy of Rights Agreement, dated December 12, 1996 between
           WPS Resources Corporation and Firstar Trust Company (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 13, 1996 [File No.1-11337]).





--------------
     * Schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

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

Exhibit
Number                          Description of Documents
-------                         ------------------------

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

4C Amended and Restated Declaration of Trust of WPS Resources Capital Trust I dated as of July 30, 1998 among WPS Resources Corporation as sponsor, State Street Bank and Trust Company as Administrative Trustee, First Union Trust Company, National Association, as Delaware Trustee, and Daniel P. Bittner and Ralph G. Baeten, as Administrative Trustees (Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 6, 1998) (File No. 1-11337).

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

4G First Supplemental Indenture, dated as of November 1, 1999 between WPS Resources Corporation and Firstar Bank, National Association and Form of 7.00% Note Due November 1, 2009. (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999. [File No. 1-11337]

Exhibit
Number                          Description of Documents
-------                         ------------------------

4H Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale.

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

Exhibit
Number                          Description of Documents
-------                         ------------------------

10H-1 Copy of amended and restated WPS Resources Corporation Deferred Compensation Plan for executives and non-employee directors, effective March 1, 1999.

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

10H-4 Copy of WPS Resources 1999 Stock Option Plan effective May 6, 1999 (Incorporated by reference to Exhibit 10-2 in the Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999. [File No. [1-11337])

10H-5 WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 in Form S-8 December 21, 1999. [File No. 333-93193])

99A Settlement and Ownership Transfer Agreement dated September 29, 1998 between Wisconsin Public Service Corporation and Madison Gas & Electric Company. (Incorporated by reference to Exhibit 99-2 of Form 8-K/A filed March 1, 1999.)

                          LISTING OF EXHIBITS ATTACHED

Exhibit
Number                Description of Document                 Pages in 10-K
-------               -----------------------                 -------------

2A*        Asset Purchase Agreement By and Among PP&L,
           Inc., PP&L Resources, Inc., Lady Jane Collieries,
           Inc. and Sunbury Holdings, LLC, dated as of
           May 1, 1999.                                           E-1

3B-1       By-Laws of WPS Resources Corporation as in
           effect February 10, 2000.                              E-76

3B-2       By-Laws of Wisconsin Public Service Corporation
           as in effect February 10, 2000.                        E-116

4H         Term Loan Agreement, dated as of November 5, 1999
           among PDI New England, Inc., PDI Canada, Inc.,
           and Bayerische Landesbank Girozentrale.                E-155

10H-1      WPS Resources Corporation Amended and Restated
           Deferred Compensation Plan Effective March 1,
           1999                                                   E-211

21         Subsidiaries of the Registrant                         E-240

23         Consent of Independent Public Accountants              E-241

24         Powers of Attorney                                     E-242

27         Financial Data Schedule
                WPS Resources Corporation                         E-251
                Wisconsin Public Service Corporation              E-252



--------------
     * Schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K

           A Current Report on Form 8-K dated May 24, 1999 was filed by
           WPS Resources Corporation on June 1, 1999. The report included under Item 5 the announcement of that WPS Power Development reached agreement with PP&L Resources, Inc. to purchase the 389megawatt Sunbury Station, two oil fired combustion turbines, coal inventory and the Lady Jane Coal Transshipment Facility.
           The Form 8-K also reported on the establishment of a $150 million medium term note program by WPS Resources Capital Corporation.

           A Current Report on Form 8-K dated November 9, 1999 was filed by WPS Resources Corporation on November 11, 1999. The report included under Item 5 the announcement that WPS Resources entered into an underwriting agreement in connection with the offering of $150 million aggregate principal amount of 7.00% Senior Notes Due November 1, 2009.

           A Current Report on Form 8-K was dated and filed December 14, 1999 by WPS Resources. The report included under Item 5 the announcement that WPS Resources would discontinue issuing common stock under its Stock Investment Plan and would begin purchasing common stock on the open market to meet the Plan's annual requirements.

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

Signature                       Title                        Date
-------------------------------------------------------------------------
A. Dean Arganbright             Director                March 16, 2000
Michael S. Ariens               Director
Richard A. Bemis                Director
Clarence R. Fisher              Director
Robert C. Gallagher             Director                /S/ L. L. Weyers
Kathryn M. Hasselblad-Pascale   Director                -----------------
James L. Kemerling              Director                L. L. Weyers
John C. Meng                    Director                Attorney-in-Fact


/S/ L. L. Weyers          Principal Executive           March 16, 2000
-----------------------   Officer and Director
    L. L. Weyers

/S/ D. P. Bittner         Principal Financial           March 16, 2000
-----------------------   Officer
    D. P. Bittner

/S/ D. L. Ford            Principal Accounting          March 16, 2000
-----------------------   Officer
    D. L. Ford

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                  A.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ON SCHEDULE I - CONDENSED PARENT COMPANY
                           ONLY FINANCIAL STATEMENTS


To the Board of Directors of WPS Resources Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WPS Resources Corporation included in this Form 10-K, and have issued our report thereon dated January 27, 2000.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule I is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                              /s/ Arthur Andersen LLP

                                              ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin
January 27, 2000

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

            B.  STATEMENTS OF INCOME AND RETAINED EARNINGS


=================================================================================================
Year Ended December 31 (Thousands)                              1999          1998         1997
-------------------------------------------------------------------------------------------------

Income
Dividends from subsidiaries in excess of equity earnings     $(30,128)     $(26,752)    $ (1,195)
Dividends from subsidiaries                                    91,883        75,370       59,679
-------------------------------------------------------------------------------------------------
Income from subsidiaries                                       61,755        48,618       58,484
Investment income and other                                     5,144         4,516        2,880
-------------------------------------------------------------------------------------------------

Total income                                                   66,899        53,134       61,364
=================================================================================================

Operating expenses                                              2,642         4,557        5,122
-------------------------------------------------------------------------------------------------
Income before interest expense                                 64,257        48,577       56,242
Interest expense                                                7,066         2,914          583
-------------------------------------------------------------------------------------------------
Income before income taxes                                     57,191        45,663       55,659
Income taxes                                                   (2,374)         (968)        (150)
-------------------------------------------------------------------------------------------------
Net Income                                                     59,565        46,631       55,809
=================================================================================================

Retained earnings, beginning of year                          335,154       339,508      333,375
Common stock dividend                                         (53,018)      (50,985)     (49,676)
-------------------------------------------------------------------------------------------------

Retained earnings, end of year                               $341,701      $335,154     $339,508
=================================================================================================

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                         C.  BALANCE SHEETS

=======================================================================================
At December 31 (Thousands)                                        1999          1998
---------------------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------------------
Current assets
Cash and equivalents                                            $      -      $    919
Accounts receivable - affiliates                                   1,165         1,564
Other receivables                                                    987         1,160
Notes receivable - affiliates (See Note 1)                       125,190        25,091
---------------------------------------------------------------------------------------
Total current assets                                             127,342        28,734
=======================================================================================

Long-term notes receivable - affiliates (See Note 2)               8,811        15,538
=======================================================================================

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation                             525,128       481,707
WPS Resources Capital Corporation                                 59,093        23,438
Upper Peninsula Power Company                                     38,924        35,260
Other                                                              6,207         6,297
---------------------------------------------------------------------------------------
Total investments in subsidiaries, at equity                     629,352       546,702
=======================================================================================

Net equipment                                                        860         1,177
Other investments                                                 18,617         4,442
Deferred income taxes                                                543           169
---------------------------------------------------------------------------------------

Total assets                                                    $785,525      $596,762
=======================================================================================


=======================================================================================
Liabilities and Capitalization
---------------------------------------------------------------------------------------
Current liabilities
Notes payable                                                   $      -      $  2,400
Commercial paper                                                  39,855        22,590
Accounts payable - affiliates                                        549         1,545
Accounts payable                                                   5,045           602
Dividends payable                                                    861           749
Other                                                              1,996           186
---------------------------------------------------------------------------------------
Total current liabilities                                         48,306        28,072
=======================================================================================

Capitalization
Common stock, $1 par value, 100,000,000 shares
   authorized; 26,851,045 shares outstanding at
   December 31, 1999 and 26,551,405 shares
   outstanding at December 31, 1998                               26,851        26,551
Premium on capital stock                                         172,108       163,438
Retained earnings                                                341,701       335,154
Employee Stock Ownership Plan loan guarantees                     (2,224)       (6,448)
Shares in deferred compensation trust                             (2,136)       (1,505)
---------------------------------------------------------------------------------------
Total common stock equity                                        536,300       517,190
Unsecured senior note, net of unamortized discount
  (See Note 3)                                                   149,419             -
Advances from affiliates                                          51,500        51,500
---------------------------------------------------------------------------------------
Total capitalization                                             737,219       568,690
=======================================================================================

Total liabilities and capitalization                            $785,525      $596,762
=======================================================================================

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

                   D.  STATEMENTS OF CASH FLOWS

===============================================================================================
Year Ended December 31 (Thousands)                         1999           1998           1997
-----------------------------------------------------------------------------------------------

Operating
Net income                                           $    59,565    $    46,631      $  55,809

Add dividends from subsidiaries in excess
  of equity earnings                                      18,211         26,752          1,195
Deferred income taxes                                       (374)          (124)             7
Other - net                                                    7            (17)             3

Changes in other items
Receivables                                                  572         (1,542)           (25)
Accounts payable                                           3,447         (4,855)         3,441
Other                                                      1,922            295           (393)
-----------------------------------------------------------------------------------------------
Net cash - operating                                      83,350         67,140         60,037
===============================================================================================

Investing
Notes receivable - affiliates                            (93,372)       (20,181)        10,809
Capital contributions - affiliates                      (108,554)       (62,340)        (8,709)
Investments - other                                       (1,941)        (1,968)           (54)
-----------------------------------------------------------------------------------------------
Net cash - investing                                    (203,867)       (84,489)         2,046
===============================================================================================

Financing
Proceeds from short-term debt                             34,250        196,050        537,970
Payments on short-term debt                              (36,650)      (193,650)      (549,944)
Proceeds from commercial paper                         1,258,095      1,867,287              -
Payments on commercial paper                          (1,240,830)    (1,849,903)             -
Proceeds from intercompany debt                                -         50,000              -
Proceeds from long-term debt                             149,412              -              -
Purchase of deferred compensation stock                     (631)          (554)          (507)
Proceeds from issuance of common stock                     8,970              -              -
Common stock dividends                                   (53,018)       (50,985)       (49,676)
-----------------------------------------------------------------------------------------------
Net cash - financing                                     119,598         18,245        (62,157)
===============================================================================================

Net change in cash                                          (919)           896            (74)
Cash, beginning of period                                    919             23             97
-----------------------------------------------------------------------------------------------
Cash, end of period                                  $         0    $       919      $      23
===============================================================================================

Supplemental disclosure of significant noncash transactions:
WPS Resources received noncash dividends of $11,917 from its subsidiaries in the form of investments and real property.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

          E.  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

     The following are supplemental notes to the WPS Resources Corporation (parent company only) financial statements and should be read in conjunction with our consolidated financial statements and the related notes.


SUPPLEMENTAL NOTES

Note 1 WPS Resources has short-term notes receivable from WPS Energy Services of $4.9 million, from WPS Power Development of
            $103.0 million and from Upper Peninsula Power of $3.0 million. Notes receivable bear interest rates that approximate current market rates.

Note 2 WPS Resources has long-term notes receivable from Wisconsin Public Service of $5.7 million and $8.1 million bearing interest at 8.76% and 7.35%. Monthly payments are $51,670 and $63,896 through January 2015 and May 2016. We have $1.3 million of long-term notes receivable from WPS Energy Services bearing interest at 7-7/8%. Quarterly payments are $69,076 through October 2005. We also have a $7.5 million note receivable from Upper Peninsula Power bearing interest at 8.5% through January 2001.

Note 3 WPS Resources has long-term unsecured notes payable of $150.0 million with an unamortized discount of $0.6 million. The notes bear interest at 7% through November 2009. Interest is paid semiannually.

Note 4 WPS Resources has guaranteed certain long term debt and other obligations of our consolidated subsidiaries primarily for customer and supplier performance arising in the ordinary course of business.