Form 10-Q
period 2000-09-30
WPS RESOURCES CORP
filed 2000-11-08
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	WPS RESOURCES CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 920-433-4901	39-1775292

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260	39-0715160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION	Common stock, $1 par value, 26,498,016 shares outstanding at October 31, 2000

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at October 31, 2000

______________________________________________________________________________
______________________________________________________________________________

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income, Comprehensive Income, and Retained Earnings	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Capitalization	7
	Consolidated Statements of Cash Flows	8

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income and Comprehensive Income	9
	Consolidated Balance Sheets	10
	Consolidated Statements of Capitalization	11
	Consolidated Statements of Cash Flows	12
	Consolidated Statements of Retained Earnings	13

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Wisconsin Public Service Corporation	14 - 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	18 - 29
	Wisconsin Public Service Corporation	29 - 33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33 - 34

PART II.	OTHER INFORMATION

Item 5.	Other Information	35 - 36

Item 6.	Exhibits and Reports on Form 8-K	37

Signatures		38 - 39

EXHIBIT INDEX		40

Exhibit 3B-1	By-laws of WPS Resources Corporation as Amended September 14, 2000
Exhibit 3B-2	By-laws of Wisconsin Public Service Corporation as Amended September 14, 2000
Exhibit 10G-1	WPS Resources Corporation Amended and Restated Deferred Compensation Plan Effective March 1, 1999
Exhibit 10G-2	WPS Resources Corporation Short-Term Variable Pay Plan Effective January 1, 1999
Exhibit 27	Financial Data
	WPS Resources Corporation Wisconsin Public Service Corporation

FORWARD-LOOKING STATEMENTS

This report contains statements which are forward-looking. You can identify these statements by the fact that they do not relate strictly to historical or current facts and often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," and other similar words. Although we believe we have been prudent in our plans and assumptions, there can be no assurance that anticipated results will be realized. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated.

Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. We recommend that you review future filings we make with the Securities and Exchange Commission, including forms 10-Q, 8-K, and 10-K, for additional disclosures.

The following is a cautionary list of risks and uncertainties that may affect the assumptions which form the basis of forward-looking statements relevant to our business. These factors, and other factors not listed here, could cause actual results to differ materially from those contained in forward-looking statements.
General economic, business, and regulatory conditions

Legislative and regulatory initiatives regarding deregulation and restructuring of the utility industry which could affect costs and investment recovery

State and federal rate regulation

Growth and competition and the extent and timing of new business development in the markets of subsidiary companies

The performance of projects undertaken by subsidiary companies

Business combinations among our competitors and customers

Energy supply and demand

Financial market conditions, including availability, terms, and use of capital

Nuclear and environmental issues

Weather and other natural phenomena

Commodity price and interest rate risk

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,	Three Months Ended		Nine Months Ended
AND RETAINED EARNINGS	September 30		September 30
(Thousands, except share amounts)	2000	1999	2000	1999

Operating revenues
Electric utility	$162,706	$162,952	$ 466,660	$442,270
Gas utility	38,564	30,529	158,753	133,384
Nonregulated energy and other	257,369	57,524	606,748	226,737
Total operating revenues	458,639	251,005	1,232,161	802,391

Operating expenses
Utility electric production fuels	36,239	33,413	94,479	86,528
Utility purchased power	17,724	25,368	53,667	59,819
Utility gas purchased for resale	27,462	21,674	100,744	82,645
Nonregulated energy cost of sales	240,241	51,080	566,011	214,081
Other operating expenses	55,482	46,821	169,456	136,683
Maintenance	17,154	15,478	55,034	46,323
Depreciation and decommissioning	24,525	21,349	79,447	62,104
Taxes other than income	8,235	8,262	26,009	25,123
Total operating expenses	427,062	223,445	1,144,847	713,306
Operating income	31,577	27,560	87,314	89,085

Other income and (deductions)
Allowance for equity funds used during construction	466	(15)	1,233	487
Other, net	(1,187)	1,366	18,149	6,974
Total other income and (deductions)	(721)	1,351	19,382	7,461
Income before interest expense	30,856	28,911	106,696	96,546

Interest on long-term debt	11,164	6,448	30,706	19,189
Other interest	2,499	3,199	8,068	5,180
Allowance for borrowed funds used during construction	(431)	(1,532)	(2,361)	(1,957)
Total interest expense	13,232	8,115	36,413	22,412

Distributions - preferred securities of subsidiary trust	874	875	2,625	2,625

Income before income taxes	16,750	19,921	67,658	71,509
Income taxes	3,105	5,325	11,871	22,827
Minority interest	-	-	-	(263)
Preferred stock dividends of subsidiaries	778	777	2,333	2,333
Net income	12,867	13,819	53,454	46,612
Other comprehensive income	-	-	-	-
Comprehensive income	12,867	13,819	53,454	46,612

Retained earnings at beginning of period	355,552	341,647	341,701	335,154
Cash dividends on common stock	13,600	13,408	40,336	39,708
Retained earnings at end of period	$354,819	$342,058	$ 354,819	$342,058

Average shares of common stock	26,407	26,682	26,479	26,602
Basic and diluted earnings per average share of common stock	$0.49	$0.52	$2.02	$1.75
Dividend per share of common stock	$0.515	$0.505	$1.525	$1.495

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS	September 30	December 31
(Thousands)	2000	1999
ASSETS

Utility plant
Electric	$1,867,626	$1,797,832
Gas	298,373	285,048
Property under capital lease	74,130	74,130
Net	2,240,129	2,157,010
Less - Accumulated depreciation and decommissioning	1,356,488	1,293,354
Total	883,641	863,656
Nuclear decommissioning trusts	213,438	198,052
Construction in progress	65,645	74,187
Nuclear fuel, less accumulated amortization	17,172	15,007
Net utility plant	1,179,896	1,150,902

Current assets
Cash and equivalents	8,077	10,547
Customer and other receivables, net of reserves	168,190	132,355
Accrued utility revenues	27,015	38,533
Fossil fuel, at average cost	19,434	24,657
Gas in storage, at average cost	47,807	29,344
Materials and supplies, at average cost	29,705	28,618
Assets from risk management activities	258,919	-
Prepayments and other	38,482	28,871
Total current assets	597,629	292,925

Regulatory assets	68,555	70,490
Net nonutility and nonregulated plant	163,042	129,352
Pension assets	69,376	65,622
Investments and other assets	110,006	107,257
Total	$2,188,504	$1,816,548

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 542,591	$ 536,300
Preferred stock of subsidiary with no mandatory redemption	51,178	51,193
Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely WPS Resources
7.00% subordinated debentures	50,000	50,000
Long-term capital lease obligation	73,274	73,585
Long-term debt	581,754	510,917
Total capitalization	1,298,797	1,221,995

Current liabilities
Current portion of long-term debt and capital lease obligation	7,846	1,362
Notes payable	10,100	10,403
Commercial paper	49,995	79,855
Accounts payable	172,046	103,437
Accrued taxes	6,923	9,844
Accrued interest	11,629	7,561
Liabilities from risk management activities	255,094	-
Other	14,839	21,099
Total current liabilities	528,472	233,561

Long-term liabilities and deferred credits
Accumulated deferred income taxes	117,976	111,092
Accumulated deferred investment tax credits	24,407	25,748
Regulatory liabilities	54,538	64,148
Environmental remediation liabilities	40,224	40,557
Postretirement health care liability	44,376	47,115
Other long-term liabilities	79,714	72,332
Total long-term liabilities and deferred credits	361,235	360,992
Total	$2,188,504	$1,816,548

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	September 30	December 31
(Thousands, except share amounts)	2000	1999

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
26,851,035 and 26,851,045 shares outstanding
at September 30, 2000 and December 31, 1999, respectively	$ 26,851	$ 26,851
Premium on capital stock	172,300	172,108
Retained earnings	354,819	341,701
Treasury stock, 348,000 shares at average cost of $24.30 at September 30, 2000	(8,455)	-
Shares in deferred compensation trust, 98,943 and 71,097 shares at average cost of $29.55 and $30.04 per share at
September 30, 2000 and December 31, 1999, respectively	(2,924)	(2,136)
Employee Stock Ownership Plan loan guarantees	-	(2,224)
Total common stock equity	542,591	536,300

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
with no mandatory redemption
Shares Outstanding
-------------------------
September 30 December 31
Series 2000 1999
------ ------------ -----------
5.00% 131,820 131,950	13,182	13,195
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 50,000	4,998	5,000
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock with no mandatory redemption	51,178	51,193

Company-obligated mandatorily redeemable trust
preferred securities of subsidiary trust holding solely
WPS Resources Corporation 7.00% subordinated debentures	50,000	50,000

Capital lease obligation - Wisconsin Public Service Corporation	73,693	74,004
Less current portion	(419)	(419)
Net capital lease obligation	73,274	73,585

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
Series Year Due
------ --------
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000

First mortgage bonds - Upper Peninsula Power Company
Series Year Due
------ --------
7.94% 2003	15,000	15,000
10.0% 2008	4,200	4,800
9.32% 2021	18,000	18,000

Unsecured senior notes - WPS Resources Corporation
Series Year Due
------ --------
7.00% 2009	150,000	150,000
Employee Stock Ownership Plan loan guarantees	-	2,224
Term loans - nonrecourse, secured by nonregulated assets	103,979	24,000
Notes payable to bank, secured by nonregulated plant	11,302	11,136
Senior secured note	3,634	3,722
Other long-term debt	142	142
Total	590,432	513,199
Unamortized discount and premium on bonds and debt securities, net	(1,251)	(1,339)
Total long-term debt	589,181	511,860
Less current portion	(7,427)	(943)
Net long-term debt	581,754	510,917
Total capitalization	$1,298,797	$1,221,995

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
(Thousands)	September 30
	2000	1999

Cash flows from operating activities
Net income	$ 53,454	$ 46,612

Adjustments to reconcile net income to net cash from
operating activities
Depreciation and decommissioning	79,447	62,104
Gain on nuclear decommissioning trust	(13,747)	(4,313)
Amortization of nuclear fuel and other	14,372	11,176
Deferred income taxes	3,796	(2,715)
Investment tax credit restored	(1,341)	(1,343)
Allowance for equity funds used during construction	(1,233)	(481)
Gain on sale of property	(3,750)	-
Pension income	(3,754)	(3,908)
Postretirement funding	(2,739)	4,847
Other, net	(8,390)	13,915

Changes in
Customer and other receivables	(35,835)	24,806
Accrued utility revenues	11,518	10,413
Fossil fuel inventory	5,223	(78)
Gas in storage	(18,463)	(9,511)
Accounts payable	68,609	(32,240)
Accrued taxes	(2,921)	4,925
Miscellaneous current and accrued liabilities	(8,955)	5,403
Net cash from operating activities	135,291	129,612

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures	(117,321)	(102,141)
Construction of nonregulated plant	(8,481)	-
Purchase of other property and equipment	(31,025)	(39,128)
Decommissioning funding	(6,450)	(6,818)
Proceeds from sale of property	31,144	-
Other	(6,185)	3,268
Net cash used for investing activities	(138,318)	(144,819)

Cash flows from (used for) financing activities
Issuance of notes payable	-	34,250
Redemptions of notes payable	-	(36,853)
Issuance of other long-term debt	84,898	569
Redemptions of other long-term debt	(4,438)	-
Issuance of commercial paper	610,476	1,115,398
Redemptions of commercial paper	(640,336)	(1,066,363)
Cash dividends on common stock	(40,336)	(39,708)
Issuance of common stock	192	7,893
Purchase of treasury and deferred compensation shares	(10,297)	-
Other	398	(489)
Net cash from financing activities	557	14,697
Net decrease in cash and equivalents	(2,470)	(510)
Cash and equivalents at beginning of period	10,547	7,134
Cash and equivalents at end of period	$ 8,077	$ 6,624

Cash paid during period for
Interest, less amount capitalized	$32,503	$17,916
Income taxes	22,562	21,570
Preferred stock dividends of subsidiaries	2,333	2,333

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	Three Months Ended		Nine Months Ended
(Thousands)	September 30		September 30
	2000	1999	2000	1999

Operating revenues
Electric	$151,482	$149,346	$431,492	$401,523
Gas	38,564	30,529	158,753	133,384
Total operating revenues	190,046	179,875	590,245	534,907

Operating expenses
Electric production fuels	35,833	33,160	93,748	86,127
Purchased power	16,895	21,357	49,012	47,853
Gas purchased for resale	27,433	19,840	103,908	80,617
Other operating expenses	37,114	36,731	115,215	110,586
Maintenance	15,178	14,081	50,767	43,532
Depreciation and decommissioning	21,024	18,735	68,533	54,910
Federal income taxes	6,334	6,705	23,534	22,151
Investment tax credit restored	(402)	(402)	(1,204)	(1,206)
State income taxes	2,117	2,173	6,435	6,196
Gross receipts tax and other	7,011	6,812	21,696	20,599
Total operating expenses	168,537	159,192	531,644	471,365
Operating income	21,509	20,683	58,601	63,542

Other income and (deductions)
Allowance for equity funds used during construction	466	(19)	1,233	481
Other, net	2,396	1,843	20,056	6,672
Income taxes	(326)	(40)	(2,035)	(488)
Total other income	2,536	1,784	19,254	6,665
Income before interest expense	24,045	22,467	77,855	70,207
Interest expense
Interest on long-term debt	5,188	5,463	16,107	16,393
Other interest	2,732	1,928	7,052	3,578
Allowance for borrowed funds used during construction	(431)	(1,519)	(2,361)	(1,937)
Total interest expense	7,489	5,872	20,798	18,034
Net income	16,556	16,595	57,057	52,173
Preferred stock dividend requirements	778	777	2,333	2,333
Earnings on common stock	15,778	15,818	54,724	49,840
Other comprehensive income	-	-	-	-
Comprehensive income	$ 15,778	$ 15,818	$ 54,724	$ 49,840

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS	September 30	December 31
(Thousands)	2000	1999
ASSETS

Utility plant
Electric	$1,676,438	$1,611,543
Gas	298,373	285,048
Property under capital lease	74,130	74,130
Total	2,048,941	1,970,721
Less - Accumulated depreciation and decommissioning	1,260,864	1,202,725
Total	788,077	767,996
Nuclear decommissioning trusts	213,438	198,052
Construction in progress	59,275	67,831
Nuclear fuel, less accumulated amortization	17,172	15,007
Net utility plant	1,077,962	1,048,886

Current assets
Cash and equivalents	2,296	3,428
Customer and other receivables, net of reserves	60,240	70,940
Accrued utility revenues	24,420	36,132
Fossil fuel, at average cost	8,755	15,134
Gas in storage, at average cost	27,321	18,776
Materials and supplies, at average cost	23,328	21,302
Prepayments and other	24,803	20,734
Total current assets	171,163	186,446

Regulatory assets	65,888	68,169
Net nonutility plant	1,177	1,294
Pension assets	69,376	65,622
Investments and other assets	35,025	39,468
Total	$1,420,591	$1,409,885

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 536,111	$ 525,128
Preferred stock with no mandatory redemption	51,188	51,193
Capital lease obligation	73,274	73,585
Long-term debt to parent	13,554	13,780
Long-term debt	283,602	285,783
Total capitalization	957,729	949,469

Current liabilities
Current portion of capital lease obligation	419	419
Note payable	10,000	10,000
Commercial paper	41,000	40,000
Accounts payable	62,341	52,654
Accrued interest and taxes	8,094	12,819
Other	10,459	13,118
Total current liabilities	132,313	129,010

Long-term liabilities and deferred credits
Accumulated deferred income taxes	114,057	107,516
Accumulated deferred investment tax credits	22,347	23,551
Regulatory liabilities	47,114	56,728
Environmental remediation liabilities	38,299	38,632
Postretirement health care liability	44,376	47,115
Other long-term liabilities	64,356	57,864
Total long-term liabilities and deferred credits	330,549	331,406
Total	$1,420,591	$1,409,885

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	September 30	December 31
(Thousands, except share amounts)	2000	1999

Common stock equity
Common stock	$ 95,588	$ 95,588
Premium on capital stock	212,877	167,842
Retained earnings	227,646	263,922
Employee Stock Ownership Plan loan guarantees	-	(2,224)
Total common stock equity	536,111	525,128

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
with no mandatory redemption
Shares Outstanding
----------------------------
September 30 December 31
Series 2000 1999
------ ------------ -----------
5.00% 131,920 131,950	13,192	13,195
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 50,000	4,998	5,000
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock	51,188	51,193

Capital lease obligation	73,693	74,004
Less current portion	(419)	(419)
Net capital lease obligation	73,274	73,585

Long-term debt to parent
Series Year Due
------ --------
8.76% 2015	5,599	5,693
7.35% 2016	7,955	8,087
Total long-term debt to parent	13,554	13,780

Long-term debt
First mortgage bonds
Series Year Due
------ --------
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000
Total	284,175	284,175
Unamortized discount and premium on bonds, net	(715)	(758)
Total first mortgage bonds	283,460	283,417
Employee Stock Ownership Plan loan guarantees	-	2,224
Other long-term debt	142	142
Total long-term debt	283,602	285,783
Total capitalization	$957,729	$949,469

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
(Thousands)	September 30
	2000	1999

Cash flows from operating activities
Net income	$ 57,057	$ 52,173

Adjustments to reconcile net income to net cash from
operating activities
Depreciation and decommissioning	68,533	54,910
Gain on nuclear decommissioning trust	(13,747)	(4,313)
Amortization of nuclear fuel and other	10,974	10,636
Deferred income taxes	3,453	(2,718)
Investment tax credit restored	(1,204)	(1,206)
Allowance for equity funds used during construction	(1,233)	(481)
Gain on sale of property	(3,750)	-
Pension income	(3,754)	(3,908)
Postretirement funding	(2,739)	4,847
Other, net	(5,866)	6,606

Changes in
Customer and other receivables	10,700	10,036
Accrued utility revenues	11,712	9,470
Fossil fuel inventory	6,379	3
Gas in storage	(8,545)	(7,097)
Accounts payable	9,687	(11,911)
Miscellaneous current and accrued liabilities	(5,051)	2,632
Accrued taxes	(3,248)	5,742
Net cash from operating activities	129,358	125,421

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures	(111,854)	(97,152)
Decommissioning funding	(6,450)	(6,818)
Purchase of other property and equipment	(50)	(111)
Proceeds from sale of property	31,144	-
Other	4,335	4,531
Net cash used for investing activities	(82,875)	(99,550)

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper	414,000	261,500
Redemptions of commercial paper	(413,000)	(266,500)
Equity infusion from parent	45,000	45,000
Dividend to parent	(91,000)	(63,000)
Preferred stock dividends	(2,333)	(2,333)
Other	(282)	(73)
Net cash used for financing activities	(47,615)	(25,406)
Net (decrease) increase in cash and equivalents	(1,132)	465
Cash and equivalents at beginning of period	3,428	1,882
Cash and equivalents at end of period	$ 2,296	$ 2,347

Cash paid during period for
Interest, less amount capitalized	$19,542	$18,647
Income taxes	36,445	27,449

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS	Nine Months Ended
(Thousands)	September 30
	2000	1999

Balance at beginning of period	$263,922	$284,726
Add Net income	57,057	52,173
	320,979	336,899
Deduct
Cash dividends declared on preferred stock	2,333	2,333
Dividend to parent	91,000	63,000
	93,333	65,333

Balance at end of period	$227,646	$271,566

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

NOTE 1.   FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. Certain items from a prior period have been reclassified to conform with the current year presentation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our latest annual Form 10-K report.

Because of the seasonal nature of utility operations, the results reported for the quarter and nine-months ended may not be representative of annual results.

NOTE 2.   SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service Corporation and Upper Peninsula Power Company and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services, Inc. and WPS Power Development, Inc. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation asset development company. The Other segment includes the activities at Wisconsin Public Service and Upper Peninsula Power that are not regulated and the operations of WPS Resources and WPS Resources Capital Corporation as holding companies.

The table below presents summary information pertaining to our operations segmented by lines of business. We restated 1999 data for comparative purposes due to changes in our reportable segments. The changes include adding a utility subtotal column and separating WPS Power Development from Other due to its increase in significance.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Thousands)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended September 30, 2000
Operating revenues	$167,997	$38,564	$206,561	$225,477	$34,078	$2,852	$(10,329)	$458,639
Net income (loss)	15,205	1,804	17,009	383	20	(4,545)	-	12,867

Quarter Ended September 30, 1999
Operating revenues	165,439	30,529	195,968	50,854	7,259	1,200	(4,276)	251,005
Net income (loss)	17,394	(1,971)	15,423	(1,242)	(709)	347	-	13,819

Nine Months Ended September 30, 2000
Operating revenues	480,194	158,753	638,947	527,490	95,022	8,145	(37,443)	1,232,161
Net income (loss)	45,533	10,889	56,422	1,637	1,275	(5,880)	-	53,454

Nine Months Ended September 30, 1999
Operating revenues	448,278	133,384	581,662	213,193	15,436	3,303	(11,203)	802,391
Net income (loss)	43,607	6,937	50,544	(2,047)	(2,414)	529	-	46,612

NOTE 3.   PRICE RISK MANAGEMENT ACTIVITIES

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative depends upon the use of the derivative and its resulting designation. Unless specific hedge accounting criteria are met, changes in the derivative's fair value must be recognized currently in earnings.

In September 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137. This new statement delays the effective date of Standard No. 133 to fiscal periods beginning after September 15, 2000. We will be adopting Statement No. 133 on January 1, 2001.

Statement of Financial Accounting Standards No. 138 was issued in September 2000. Statement No. 138 clarifies and amends certain aspects of Statement No. 133. As a result of Statement No. 138, we concluded that our utility segments have few contracts which meet the definition of derivatives.  We continue to evaluate the effect of the adoption of Statement No. 133 on our utility operations.  The adoption of Statement No. 133 is not expected to have a material effect on WPS Energy Services because we do not anticipate designating any derivative contracts as hedges for accounting purposes. WPS Energy Services will continue to mark its energy trading contracts to market based on Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." A preliminary assessment of the impacts of Statement No. 138 on WPS Resources as a holding company and WPS Power Development is in progress. No material impacts are expected.

NOTE 4.   LONG-TERM DEBT SUPPLEMENTAL SCHEDULE

WPS Power Development has entered into two long-term financing arrangements which are secured by nonregulated plant assets as follows:
WPS Power Development Financing (Thousands)	September 30 2000	December 31 1999

Term loan - nonrecourse, secured by nonregulated assets of PDI New England, Inc. and PDI Canada, Inc.
Series    Year Due 8.75%      2010
	$ 23,875	$24,000

Term loan - nonrecourse, secured by nonregulated assets of Sunbury Generation, LLC
Series    Year Due Variable     2018
	80,104	-

Total term loans	$103,979	$24,000

The interest rate for 50% of the loan secured by nonregulated assets of Sunbury Generation has been fixed at a rate of 8.475% through an interest rate swap.

NOTE 5.   AGREEMENT TO MERGE WITH WISCONSIN FUEL AND LIGHT COMPANY

On July 13, 2000, we signed a definitive merger agreement with Wisconsin Fuel and Light Company. Under the agreement, Wisconsin Fuel and Light shareholders will receive 1.73 shares of WPS Resources common stock for each share of Wisconsin Fuel and Light common stock. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources common stock exceeds $33.96 per share or is less than $27.79 per share. The market price is defined as the average of the closing sale prices of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective date of the merger. The merger remains subject to (i) approval by the Public Service Commission of Wisconsin; (ii) receipt of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; and (iii) the satisfaction of various other conditions.

If the majority of the outstanding preferred shareholders of Wisconsin Public Service approve the merger, Wisconsin Fuel and Light will merge into Wisconsin Public Service. Otherwise, Wisconsin Fuel and Light will merge into a subsidiary of WPS Resources, WF&L Acquisition Corp. WF&L Acquisition will then be dissolved into Wisconsin Public Service or will sell its business to Wisconsin Public Service. The merger will be accounted for under the purchase method and is expected to be completed in the first quarter of 2001.

NOTE 6.   AGREEMENT TO PURCHASE ADDITIONAL OWNERSHIP INTEREST IN WISCONSIN RIVER POWER COMPANY

On August 24, 2000, Wisconsin Public Service agreed to purchase Consolidated Water Power Company's one-third interest in Wisconsin River Power Company. Wisconsin Public Service currently owns a one-third interest in Wisconsin River Power, and agreed to purchase Consolidated Water Power's ownership interest at the net book value of the company as of August 31, 2000. In addition, one-third of the net proceeds from the sale of Wisconsin River Power's real estate and wood products over a twelve year period will be payable to Consolidated Water Power. The agreement is expected to close in the fourth quarter of 2000.

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

Third Quarter 2000 Compared with Third Quarter 1999

WPS Resources Overview

WPS Resources' third quarter 2000 and third quarter 1999 results of operations are shown in the following chart:
	Third Quarter
WPS Resources' Results (Millions, except per share amounts)	2000	1999	Change

Consolidated operating revenues	$458.6	$251.0	83%
Net income	12.9	13.8	(7%)
Basic and diluted earnings per share	$0.49	$0.52	(6%)

The primary reason for the lower income was cooler summer weather which impacted income at the electric utility segment and resulted in a cost of $3.8 million on an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes. Increased gas utility sales and improved performance at WPS Energy Services and WPS Power Development contributed positively to overall earnings. Contributing to the higher consolidated operating revenues was a 343% increase in revenues at WPS Energy Services largely as a result of sales volume growth and higher natural gas prices.

Overview of Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

Net income from electric utility operations was $15.2 million in the third quarter of 2000 compared with $17.4 million in the third quarter of 1999. Net income from gas utility operations was $1.8 million in the third quarter of 2000 compared with a loss of $2.0 million in the same period of 1999.

Electric Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $4.6 million, or 4%, primarily due to a 4.6% Wisconsin retail electric rate increase at Wisconsin Public Service which became effective on January 1, 2000. This rate increase was primarily intended to recover additional fuel and purchased power costs for the year.
WPS Resources' Consolidated Electric Utility Results (Thousands)	Third Quarter
	2000	1999

Revenues	$162,706	$162,952
Fuel and purchased power costs	53,963	58,781
Margins	$108,743	$104,171

Sales in kilowatt-hours	3,255,258	3,265,890

Our consolidated electric utility revenues decreased slightly in the third quarter of 2000. While Wisconsin Public Service had a 4.6% rate increase, overall sales volumes were down due to a 30% cooler summer in 2000 than in 1999. The summer was also 30% cooler than what is expected to be normal weather.

Our consolidated fuel expense increased $2.8 million, or 8%, primarily due to increased cost of production at Wisconsin Public Service's combustion turbine generation plants. Fuel costs at the combustion turbine generation plants increased $2.1 million, or 44%, as the result of higher natural gas prices in the third quarter of 2000. Our consolidated purchased power expense decreased $7.6 million, or 30%, largely as a result of a 29% decrease in the average cost per kilowatt-hour of purchases at Wisconsin Public Service in the third quarter of 2000.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Forecasted annual 2000 fuel costs at September 30, 2000 are expected to be within this 2% window.

Gas Utility Operations (Wisconsin Public Service)

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $0.4 million, or 4%, for the third quarter of 2000 compared with the third quarter of 1999.
Wisconsin Public Service's Gas Utility Results (Thousands)	Third Quarter
	2000	1999

Revenues	$38,564	$30,529
Purchase costs	27,433	19,840
Margins	$11,131	$10,689

Volume in therms	105,953	103,748

Wisconsin Public Service's gas revenues increased $8.0 million, or 26%, as the result of a 32% increase in the average cost of gas coupled with a 2% increase in overall therm sales.

Wisconsin Public Service's gas purchase costs increased $7.6 million, or 38%. This increase resulted from a higher average cost of gas and higher gas volumes purchased of 4% in the third quarter of 2000 compared with the third quarter of 1999. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in 2000 will be passed on to customers.

Other Utility Expenses/Income (Wisconsin Public Service and Upper Peninsula Power)

Utility operation and maintenance expenses increased $2.0 million. Electric utility operation and maintenance expenses increased $1.7 million largely due to expenses associated with the scheduled outage for maintenance and refueling at the Kewaunee Nuclear Power Plant. The outage occurred in the second quarter of 2000, however, due to regulatory treatment, the associated expenses are being recognized over the entire year to match the revenues that are collected. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the third quarter of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense.

Overview of Nonutility and Nonregulated Operations

Nonregulated operations include the gas and electric sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development company. Nonregulated operations also include those of WPS Resources and WPS Resources Capital as holding companies. Nonutility operations refer to the activities of Wisconsin Public Service and Upper Peninsula Power which do not fall under utility regulation.

WPS Energy Services' net income improved to $0.4 million in the third quarter of 2000 compared with a loss of $1.2 million in the same period of 1999. WPS Power Development had a small positive net income in the third quarter of 2000 compared with a loss of $0.7 million in the third quarter of 1999.

Other nonutility and nonregulated operations experienced a loss of $4.5 million in the third quarter of 2000 compared with income of $0.3 million in the third quarter of 1999. This decrease was primarily due to a cost of $3.8 million on an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes.

Overview of WPS Energy Services

Revenues at WPS Energy Services grew to $225.5 million in the third quarter of 2000 compared with $50.9 million in the third quarter of 1999, an increase of 343%. WPS Energy Services' income increased $1.6 million in the third quarter of 2000 compared with the third quarter of 1999.

WPS Energy Services' Margins

Gas margins at WPS Energy Services were $2.5 million in the third quarter of 2000 compared with $0.7 million in the third quarter of 1999. Gas margins were higher largely due to sales volume growth. Gas revenues at WPS Energy Services were $216.6 million in the third quarter of 2000 compared with $49.6 million in the third quarter of 1999, an increase of 337%. This increase was the result of increased wholesale activities related to additional sales offices, general business growth, and higher natural gas prices compared with one year ago.

Electric margins at WPS Energy Services improved $1.1 million in the third quarter of 2000 compared with the third quarter of 1999. Electric revenues at WPS Energy Services were $8.3 million in the third quarter of 2000 and $1.1 million in the third quarter of 1999. This increase in revenues was the result of additional electric sales in Pennsylvania and Maine associated with the WPS Power Development assets that were acquired in the second and fourth quarters of 1999.

WPS Energy Services' total cost of sales was $221.2 million in the third quarter of 2000 compared with $49.9 million in the third quarter of 1999. This increase included higher natural gas purchases of $165.1 million due to increased sales and higher natural gas prices, and higher electric purchases of $6.2 million primarily due to increased sales.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $1.0 million, or 45%, in the third quarter of 2000 compared with the third quarter of 1999 due to greater payroll and other operational costs associated with business expansion.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services began to mark to market its energy contracts in the first quarter of 2000. At September 30, 2000, WPS Energy Services had "Assets from Risk Management Activities" of $258.9 million which represents receivables based on the fair value of energy contracts and had "Liabilities from Risk Management Activities" of $255.1 million which represents payables based on the fair value of energy contracts. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

WPS Power Development had a small positive net income in the third quarter of 2000 compared with a loss of $0.7 million in the third quarter of 1999. The increase in income was primarily due to a higher margin on operating activities and additional tax credits. Partially offsetting these factors were higher operating and interest expenses. WPS Power Development received additional tax credits of approximately $2.2 million in the third quarter of 2000 from the ECO #12 synthetic fuel operation. Production at ECO #12 was higher than anticipated in the third quarter of 2000 despite the physical relocation of the project from Alabama to Kentucky during this period. WPS Power Development began operation of the facilities in the new location on September 1, 2000.

WPS Power Development experienced an increase of $7.3 million in its margin on operating activities in the third quarter of 2000. This increase was largely due to the operation of the electric generation assets acquired in Pennsylvania in the fourth quarter of 1999. Other operating expenses at WPS Power Development increased $6.7 million largely due to increased production at its synthetic fuel operation in the latter part of the quarter and the operation of the electric generation assets acquired in 1999. Higher interest expense of $1.5 million in the third quarter of 2000 was largely due to additional project financings.

Overview of Other Nonutility and Nonregulated Operations

Other nonutility and nonregulated operations include the activities at Wisconsin Public Service and Upper Peninsula Power that are not regulated and the operations of WPS Resources and WPS Resources Capital as holding companies. Other nonutility and nonregulated operations experienced a loss of $4.5 million in the third quarter of 2000 compared with income of $0.3 million in the third quarter of 1999. This decrease was primarily due to a cost of $3.8 million on an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes and higher interest expense at WPS Resources due to increased financing to provide capital for nonregulated projects.

Nine Months 2000 Compared with Nine Months 1999

WPS Resources Overview

WPS Resources' nine months 2000 and nine months 1999 results of operations are shown in the following chart:

WPS Resources' Results (Millions, except per share amounts)	Nine Months
	2000	1999	Change

Consolidated operating revenues	$1,232.2	$802.4	54%
Net income	53.5	46.6	15%
Basic and diluted earnings per share	$2.02	$1.75	15%

The primary reasons for the higher income were increases in the electric and gas utility margins and increases in WPS Energy Services' electric and gas margins. A gain on the sale of utility assets at Wisconsin Public Service and a higher margin on operating activities along with additional tax credits received at WPS Power Development also contributed to higher income. Partially offsetting these factors were increases in operating expenses, interest expense associated with financing of subsidiary projects, and costs associated with an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes.

Contributing to the higher consolidated operating revenues was a 147% increase in revenues at WPS Energy Services largely as a result of sales volume growth and higher natural gas prices.

Overview of Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

Net income from electric utility operations was $45.5 million in the first nine months of 2000 compared with $43.6 million in the first nine months of 1999. Net income from gas utility operations was $10.9 million in the first nine months of 2000 compared with $6.9 million in the same period of 1999.

Electric Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $22.6 million, or 8%, primarily due to increased sales at Wisconsin Public Service and recognition of additional rate relief in the second year of its 1999-2000 biennial rate period. Wisconsin Public Service implemented a 6.3% Wisconsin retail electric rate increase on January 15, 1999 and received an additional 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year. The 2000 electric rate increase also took into account the expected gain on the sale of utility assets which is discussed on page 24, "Other Utility Expenses/Income."
WPS Resources' Consolidated Electric Utility Results (Thousands)	Nine Months
	2000	1999

Revenues	$466,660	$442,270
Fuel and purchased power costs	148,146	146,347
Margins	$318,514	$295,923

Sales in kilowatt-hours	9,388,082	9,399,470

Our consolidated electric utility revenues increased $24.4 million, or 6%. While our consolidated kilowatt-hour sales were slightly down, consolidated revenues increased due to the Wisconsin retail electric rate increase at Wisconsin Public Service.

Our consolidated fuel expense increased $8.0 million, or 9%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generation plants. In addition, the average cost of generation at the combustion turbine plants increased 49% largely as a result of higher natural gas prices. Generation at the Kewaunee plant decreased 18% in the first nine months of 2000 primarily due to its scheduled outage for refueling and maintenance in the second quarter of 2000. A similar outage had not occurred in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Our consolidated purchased power expense decreased $6.2 million, or 10%, however, largely due to a 7% decrease in the cost per kilowatt-hour of power purchases at Wisconsin Public Service in the first nine months of 2000 compared with the first nine months of 1999.

Gas Utility Operations (Wisconsin Public Service)

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $2.1 million, or 4%, for the first nine months of 2000 compared with the first nine months of 1999.
Wisconsin Public Service's Gas Utility Results (Thousands)	Nine Months
	2000	1999

Revenues	$158,753	$133,384
Purchase costs	103,908	80,617
Margins	$ 54,845	$ 52,767

Volume in therms	488,657	475,829

Winter weather was a factor for Wisconsin Public Service's gas operations in the first nine months of 2000. Weather was 3% colder in the first nine months of 2000 than in the same period of 1999; however, weather was 7% warmer than normal in 2000. Wisconsin Public Service's gas revenues increased $25.4 million, or 19%, as the result of a 25% increase in the average cost of gas coupled with a 3% increase in overall therm sales.

Wisconsin Public Service's gas purchase costs increased $23.3 million, or 29%. This increase resulted from a higher average cost of gas and higher gas volumes purchased of 3%.

Other Utility Expenses/Income (Wisconsin Public Service and Upper Peninsula Power)

Utility operation and maintenance expenses increased $13.8 million, or 8%. Electric utility operation and maintenance expenses increased $12.6 million primarily due to additional customer service expenses, costs associated with the scheduled outage at the Kewaunee plant, and charges for transmission of energy by others.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the first nine months of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income at Wisconsin Public Service in the first nine months of 2000 also included a gain of $3.8 million, or $0.08 per share, on the sale of a combustion turbine which Wisconsin Public Service constructed for Madison Gas and Electric Company. This gain had been considered in the electric rate adjustment which was effective January 1, 2000.

Overview of Nonutility and Nonregulated Operations

WPS Energy Services' net income improved to $1.6 million in the first nine months of 2000 compared with a loss of $2.0 million in the same period of 1999. Income at WPS Power Development also improved. WPS Power Development's net income was $1.3 million in the first nine months of 2000 compared with a loss of $2.4 million in the first nine months of 1999.

Other nonutility and nonregulated operations experienced a loss of $5.9 million in the first nine months of 2000 compared with income of $0.5 million in the first nine months of 1999. This decrease was primarily due to a cost of $3.8 million on an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes.

Overview of WPS Energy Services

Revenues at WPS Energy Services grew to $527.5 million in the first nine months of 2000 compared with $213.2 million in the first nine months of 1999, an increase of 147%. Income increased $3.6 million in the first nine months of 2000 compared with the same period in 1999. The primary reason for the increase in income was improved electric and gas margins in 2000.

WPS Energy Services' Margins

Gas margins at WPS Energy Services were $7.9 million in the first nine months of 2000 compared with $4.3 million in the first nine months of 1999. Gas margins were higher largely due to increased sales. Gas revenues at WPS Energy Services were $505.9 million in the first nine months of 2000 compared with $209.7 million in the first nine months of 1999, an increase of 141%. This increase was the result of additional sales in the wholesale market, general business growth, and higher natural gas prices compared with one year ago.

Electric margins at WPS Energy Services increased $3.6 million in the first nine months of 2000 compared with the first nine months of 1999. Electric revenues at WPS Energy Services were $20.0 million in the first nine months of 2000 and $2.9 million in the first nine months of 1999. This increase in revenue was the result of additional electric sales in Pennsylvania and Maine associated with the WPS Power Development assets that were acquired in the second and fourth quarters of 1999.

WPS Energy Services' total cost of sales was $514.2 million in the first nine months of 2000 compared with $208.1 million in the first nine months of 1999. This increase included higher natural gas purchases of $292.7 million due to increased sales and higher natural gas prices, and higher electric purchases of $13.4 million primarily due to increased sales.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $2.8 million, or 40%, in the first nine months of 2000 compared with the same period in 1999 due to greater payroll and other operational costs associated with business expansion.

WPS Energy Services' Price Risk Management Activities

See the discussion at page 21 for information on WPS Energy Services' price risk management activities.

Overview of WPS Power Development

Income at WPS Power Development was $1.3 million in the first nine months of 2000 compared with a loss of $2.4 million in the first nine months of 1999. The increase in income was primarily due to a higher margin on operating activities and additional tax credits. Partially offsetting these factors were higher operating and interest expenses. WPS Power Development received additional tax credits of approximately $10.5 million in the first nine months of 2000 from the ECO #12 synthetic fuel operation. Production at ECO #12 was higher than anticipated in the first nine months of 2000 despite the physical relocation of the project from Alabama to Kentucky during this period. ECO #12 was taken out of operation in April 2000 to prepare for the relocation and WPS Power Development began operation of the facilities in the new location on September 1, 2000.

In addition, WPS Power Development realized income of $0.9 million in the first quarter of 2000 as a result of an equity contribution in the ECO #12 synthetic fuel project by the minority owner. Prior to this transaction, WPS Power Development had been recording 100% of the operating losses of this project because the minority owner's equity had been reduced to zero, but had been allocated only 66.7% of the tax credits. Beginning in 2000, WPS Power Development is receiving 100% of the tax credits and operating results from the project until the minority owner is able to contribute further capital to fund its share of the operating costs.

WPS Power Development experienced an increase of $22.2 million in its margin on operating activities in the first nine months of 2000. This increase was largely due to the operation of the electric generation assets acquired in Maine and Canada in the second quarter of 1999 and Pennsylvania in the fourth quarter of 1999. Other operating expenses at WPS Power Development increased $23.0 million primarily due to increased production at its synthetic fuel operation, the overhaul of generation units at the Sunbury plant in Pennsylvania, and the operation of the electric generation assets acquired in 1999. Higher interest expense of $6.1 million in the first nine months of 2000 was largely due to additional project financings.

Overview of Other Nonutility and Nonregulated Operations

Other nonutility and nonregulated operations experienced a loss of $5.9 million in the first nine months of 2000 compared with income of $0.5 million in the first nine months of 1999. This decrease was primarily due to a cost of $3.8 million on an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes and higher interest expense at WPS Resources due to increased financing to provide capital for nonregulated projects.

FINANCIAL CONDITION - WPS RESOURCES

Investments and Financing

Special common stock dividends of $50.0 million were paid by Wisconsin Public Service to WPS Resources in the first nine months of 2000. Equity infusions of $45.0 million were made by WPS Resources to Wisconsin Public Service in the first nine months of 2000. The special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization and its ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

Cash requirements exceeded internally generated funds by $40.9 million in the first nine months of 2000. Short-term borrowings through commercial paper decreased $29.9 million, however, due mainly to the issuance of $83.7 million of long-term nonrecourse debt related to the Sunbury generation plant. Our pretax interest coverage, including nonrecourse debt, was 2.57 times for the 12 months ended September 30, 2000. See the table below for WPS Resources' credit ratings.
Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities	AA A1+ A+	Aa3 P1 aa3
WPS Resources Capital Corporation Unsecured debt *	AA	Aa3
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA+ AA A1+	Aa1 aa2 P1

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

In October 1999, we filed a shelf registration with the Securities and Exchange Commission which allows the issuance of $400.0 million in the aggregate of public long-term debt and common stock. Long-term debt of $150.0 million has been issued under the shelf registration. We repurchased $10.3 million of common stock for our stock option plan and other corporate purposes including our employee stock ownership plan.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $614.0 million in the aggregate for the 2000 through 2002 period. This includes expenditures for the replacement of the Kewaunee plant's steam generators and construction of a proposed transmission line between Weston, Wisconsin and Duluth, Minnesota.

In addition, other capital requirements for Wisconsin Public Service for the three-year period will include contributions of approximately $14.1 million to the Kewaunee plant's decommissioning trust fund.

Upper Peninsula Power is expected to incur construction expenditures of about $22.0 million in the aggregate for the period 2000 through 2002, primarily for electric distribution improvements.

In April 2000, Sunbury Generation, LLC, an indirect subsidiary of WPS Power Development, obtained $83.7 million of nonrecourse financing which is secured by the Sunbury generation plant.

Sunbury Holdings, LLC, a subsidiary of WPS Power Development, financed its purchase of CinCap VI, LLC with internally generated funds from WPS Resources.

We expect to finance 40% to 60% of WPS Power Development's proposed purchase of Sierra Pacific Power Company's Tracy/Pinon Power Station with non-recourse debt.

Other investment expenditures for nonregulated projects are uncertain. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing and/or through WPS Resources Capital Corporation.

Electric Reliability

WPS Resources purchased a 50-megawatt fixed-price physical electric energy contract for the months of June, July, and August 2000. The contract allowed for the purchase of electricity at a fixed price, and the sale of that electricity at a floating or market-based price shortly before delivery. The contract was intended for earnings protection against summer energy price spikes in the event of a loss of generation units. The summer of 2000 was extremely mild. We did not experience any of the anticipated energy price spikes, loss of generation units, or other electric supply problems. As a result, WPS Resources incurred a cost of $3.8 million under the electric energy contract.

Regulatory

On September 30, 2000, Wisconsin Public Service filed a biennial rate case application with the Public Service Commission of Wisconsin for the years 2001 and 2002. Wisconsin Public Service requested an 8.9% increase in retail electric rates and a 2.1% increase in retail gas rates for 2001. An additional 2.2% increase in retail electric rates and a 1.5% increase in retail gas rates were requested for 2002. A 12.1% return on equity was requested. The Public Service Commission of Wisconsin is expected to issue a rate order in December of 2000 with new Wisconsin retail rates effective January 1, 2001.

On October 13, 2000, Upper Peninsula Power Company filed a $5.5 million rate increase with the Michigan Public Service Commission.

Nuclear Management Company

The original owners of Nuclear Management Company, LLC, Wisconsin Public Service, Wisconsin Electric Power Company, Alliant Energy Corporation, and Northern States Power Company are finalizing plans to operate Consumer Energy's Palisades nuclear plant, a 780 megawatt facility located on the east shore of Lake Michigan near South Haven. The plant's current operating license expires in March 2007.

Merger with Wisconsin Fuel and Light Company

On July 13, 2000, we signed a definitive merger agreement with Wisconsin Fuel and Light Company. Under the agreement, Wisconsin Fuel and Light shareholders will receive 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light's common stock. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources' common stock exceeds $33.96 per share or is less than $27.79 per share. The market price is defined as the average of the closing sale prices of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective date of the merger. The merger remains subject to (i) approval by the Public Service Commission of Wisconsin; (ii) receipt of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; and (iii) the satisfaction of various other conditions.

If the majority of the outstanding preferred shareholders of Wisconsin Public Service approve the merger, Wisconsin Fuel and Light will merge into Wisconsin Public Service. Otherwise, Wisconsin Fuel and Light will merge into a subsidiary of WPS Resources, WF&L Acquisition Corp. WF&L Acquisition will then be dissolved into Wisconsin Public Service or will sell its business to Wisconsin Public Service. The merger will be accounted for under the purchase method and is expected to be completed in the first quarter of 2001.

Acquisition of Generation Facilities

Sunbury Holdings, LLC, a subsidiary of WPS Power Development, purchased CinCap VI, LLC on September 1, 2000. CinCap VI is the owner of the 30-megawatt Westwood generation facility located in Pennsylvania.

On October 27, 2000, Sierra Pacific Power Company agreed to sell its Tracy/Pinon Power Station located near Reno, Nevada to WPS Power Development. The 525 megawatt facility consists of several natural gas and oil-fired generation units and includes a coal gasification project co-funded by the United States Department of Energy. The purchase price of $249.8 million is subject to taxes and other adjustments at closing. Closing is expected to occur in the second quarter of 2001.

American Transmission Company

Wisconsin Public Service, Wisconsin Electric Power, Alliant-Wisconsin Power and Light, Madison Gas and Electric, and Wisconsin Public Power, Inc. are developing American Transmission Company, LLC. In September 2000, Wisconsin Public Service filed an application with the Federal Energy Regulatory Commission for authority to transfer its transmission assets to American Transmission Company. In October 2000, Wisconsin Public Service and WPS Resources filed a request with the Securities and Exchange Commission for approval to acquire an equity interest in American Transmission Company. No approvals have yet been received regarding these requests. In October 2000, Wisconsin Public Service filed an irrevocable commitment with the Public Service Commission of Wisconsin to transfer ownership and control of its transmission systems to American Transmission Company in exchange for an equity interest.

Union Negotiations

A three-year labor contract negotiated between Wisconsin Public Service and Local No. 310 of the International Union of Operating Engineers AFL-CIO was ratified by union members on September 27, 2000. The contract was effective October 29, 2000.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 73% of revenues for the first nine months of 2000, while gas operations accounted for 27% of revenues for the first nine months of 2000.

Third Quarter 2000 Compared with Third Quarter 1999

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's third quarter 2000 and third quarter 1999 results of operations are shown in the following chart:

Wisconsin Public Service's Results (Millions)	Third Quarter
	2000	1999	Change

Consolidated operating revenues	$190.0	$179.9	11%
Earnings on common stock	15.8	15.8	-

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $3.9 million, or 4%, primarily due to a 4.6% Wisconsin retail electric rate increase effective January 1, 2000. This increase was primarily intended to recover additional fuel and purchased power costs for the year.

Wisconsin Public Service's Electric Utility Results (Thousands)	Third Quarter
	2000	1999

Revenues	$151,482	$149,346
Fuel and purchased power costs	52,728	54,517
Margins	$ 98,754	$ 94,829

Sales in kilowatt-hours	3,228,922	3,137,697

Wisconsin Public Service's electric utility revenues increased $2.1 million, or 1%, largely due to the 2000 Wisconsin retail electric rate increase. In spite of summer weather that was 30% cooler in 2000 than in 1999, and 30% cooler than normal, overall kilowatt-hour sales were up. Sales volumes were up 11% to wholesale customers including intercompany sales to Upper Peninsula Power.

Electric production fuel expense increased $2.7 million, or 8%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generation plants. Fuel costs at the combustion turbine generation plants increased $2.1 million, or 44%, as the result of higher natural gas prices in the third quarter of 2000. Purchased power expense decreased $4.5 million, or 21%, largely as a result of a 29% decrease in the cost of purchases.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 2000 fuel costs at September 30, 2000 are expected to be within this 2.0% window.

Gas Utility Operations

The gas utility margin represents gas revenues less gas purchases. The gas utility margin at Wisconsin Public Service increased $0.4 million, or 4%, for the third quarter of 2000 compared with the third quarter of 1999.

Wisconsin Public Service's Gas Utility Results (Thousands)	Third Quarter
	2000	1999

Revenues	$38,564	$30,529
Purchase costs	27,433	19,840
Margins	$11,131	$10,689

Volume in therms	105,953	103,748

Wisconsin Public Service's gas revenues increased $8.0 million, or 26%, as the result of a 32% increase in the average cost of gas coupled with a 2% increase in overall therm sales.

Wisconsin Public Service's gas purchase costs increased $7.6 million, or 38%. This increase resulted from a higher average cost of gas and higher gas volumes purchased of 4% in the third quarter of 2000 compared with the third quarter of 1999. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in 2000 will be passed on to customers.

Other Utility Expenses/Income

Other operation and maintenance expenses at Wisconsin Public Service increased $1.5 million, or 3%, largely due to expenses associated with the scheduled outage for maintenance and refueling at the Kewaunee Nuclear Power Plant. The outage occurred in the second quarter of 2000, however, due to regulatory treatment the associated expenses are being recognized over the entire year to match the revenues that are collected. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the third quarter of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense.

Nine Months 2000 Compared with Nine Months 1999

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's nine months 2000 and nine months 1999 results of operations are shown in the following chart:

Wisconsin Public Service's Results (Millions)	Nine Months
	2000	1999	Change

Consolidated operating revenues	$590.2	$534.9	10%
Earnings on common stock	54.7	49.8	10%

The primary reasons for the higher income were increases in the electric and gas utility margins and a gain on the sale of utility assets. Partially offsetting these factors were increases in operation and maintenance expenses.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $21.2 million, or 8%, primarily due to increased sales and recognition of additional rate relief in the second year of its 1999-2000 biennial rate period. Wisconsin Public Service implemented a 6.3% Wisconsin retail electric rate increase on January 15, 1999 and received an additional 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year. The 2000 electric rate increase also took into account the expected gain on the sale of utility assets which is discussed on page 32, "Other Utility Expenses/Income."

Wisconsin Public Service's Electric Utility Results (Thousands)	Nine Months
	2000	1999

Revenues	$431,492	$401,523
Fuel and purchased power costs	142,760	133,980
Margins	$288,732	$267,543

Sales in kilowatt-hours	9,268,966	8,955,002

Wisconsin Public Service's electric utility revenues increased $30.0 million, or 7%, largely due to the 2000 Wisconsin retail electric rate increases and a 4% increase in overall kilowatt-hour sales.

Electric production fuel expense increased $7.6 million, or 9%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generation plants. In addition, the average cost of generation at the combustion turbine plants increased 49% largely as a result of higher natural gas prices. Generation at the Kewaunee plant decreased 18% in the first nine months of 2000 primarily due to its scheduled outage for refueling and maintenance in the second quarter of 2000. No outage occurred in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to service on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Purchased power expense increased $1.2 million, or 2%, due to a 10% increase in purchase requirements largely as a result of the Kewaunee plant outage. The cost per kilowatt-hour of power purchases decreased 7% in the first nine months of 2000 compared with the first nine months of 1999.

Gas Utility Operations

The gas utility margin represents gas revenues less gas purchases. The gas utility margin at Wisconsin Public Service increased $2.1 million, or 4%, for the first nine months of 2000 compared with the first nine months of 1999.

Wisconsin Public Service's Gas Utility Results (Thousands)	Nine Months
	2000	1999

Revenues	$158,753	$133,384
Purchase costs	103,908	80,617
Margins	$ 54,845	$ 52,767

Volume in therms	488,657	475,829

Winter weather was a factor for Wisconsin Public Service's gas operations. Weather was 3% colder in the first nine months of 2000 than in the same period of 1999; however, weather was 7% warmer than normal in 2000. Wisconsin Public Service's gas revenues increased $25.4 million, or 19%, as the result of a 25% increase in the average cost of gas coupled with a 3% increase in overall therm sales.

Wisconsin Public Service's gas purchase costs increased $23.3 million, or 29%. This increase resulted from a higher average cost of gas and higher gas volumes purchased of 3%.

Other Utility Expenses/Income

Other operation and maintenance expenses at Wisconsin Public Service increased $11.9 million, or 8%, primarily due to additional customer service expenses, costs associated with the scheduled outage at the Kewaunee plant, and charges for transmission of energy by others.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the first nine months of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income in the first nine months of 2000 also included a gain of $3.8 million, or $0.08 per share, on the sale of a combustion turbine which was constructed by Wisconsin Public Service for Madison Gas and Electric Company. This gain had been considered in the electric rate adjustment which was effective January 1, 2000.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

Investments and Financing

Special common stock dividends of $50.0 million were paid by Wisconsin Public Service to WPS Resources in the first nine months of 2000. Equity infusions of $45.0 million were made by WPS Resources to Wisconsin Public Service in the first nine months of 2000. The special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization and its ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

Internally generated funds exceeded cash requirements in the first nine months of 2000 by approximately $4.3 million which includes the $30.0 million sale of the combustion turbine. Short-term borrowings increased $1.0 million, however, mainly due to the payment of the special dividends. Pretax interest coverage was 4.34 times for the 12 months ended September 30, 2000. See the table below for Wisconsin Public Service's credit ratings.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA+ AA A1+	Aa1 aa2 P1

See WPS Resources' Management Discussion at page 26 for additional information regarding Wisconsin Public Service's financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to foreign currency risk. Our exposure to interest rate risk relates primarily to ongoing short-term financing and a long-term nonrecourse debt financing at one of our indirect subsidiaries. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefits trusts and decommissioning trusts. Exposure to commodity price risk exists with respect to the cost of coal, uranium, electricity, natural gas, and fuel oil. Much of the price risk exposure related to these fuel costs for utility operations is recoverable through customer rates.

Interest Rate Risk

WPS Resources generally issues commercial paper, subject to varying interest rates, for short-term borrowing. The fluctuation of interest rates will have an impact on interest expense related to this short-term borrowing. The amount of commercial paper outstanding is generally 5% to 10% of the outstanding capital of WPS Resources. Based on total capitalization as of September 30, 2000, 5% would be approximately $65.0 million of commercial paper. A change in interest rates of 100 basis points would affect annual interest expense by approximately $0.7 million.

Sunbury Generation, LLC, an indirect subsidiary of WPS Resources, obtained an $83.7 million variable rate nonrecourse loan in 2000. Sunbury Generation, LLC has fixed the interest rate at 8.475% for 50% of the amount of the loan through an interest rate swap. WPS Resources currently does not employ any other interest rate swaps.

Mid-American Power, LLC, an indirect subsidiary of WPS Resources, currently has outstanding an $11.3 million variable rate loan. The interest rate for the third quarter, 7.13%, is tied to the June 30, 2000, 90-day Treasury security yield plus 125 basis points. The interest rate is adjusted quarterly.

Equity Return and Principal Preservation Risk

WPS Resources currently funds its liabilities related to employee benefits and nuclear decommissioning through various trusts. These trusts hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Although the pension liability is adequately funded and under normal market conditions future required contributions to the plan are unlikely, changes in the market value of investments could impact future contributions for health care benefits and decommissioning costs. All decommissioning costs and most of the employee benefit costs relate to the regulated entities of Wisconsin Public Service and Upper Peninsula Power. The majority of these costs are reflected in rates and, therefore, any equity return and principal preservation risk on these assets would be mitigated.

At September 30, 2000, the fair value of assets exposed to potential equity return and principal preservation risk was:

Pension	$ 679,878,760
Other postretirement benefits	158,286,368
Nuclear decommissioning	240,364,089
Total	$1,078,529,217

Commodity Price Risk

Exposure to commodity price risk exists with respect to the cost of coal, uranium, electricity, natural gas, and fuel oil. Much of the price risk exposure related to these fuel costs for utility operations is recoverable through customer rates.

WPS Resources and its affiliates utilize various types of financial instruments that may qualify as derivatives to reduce market risk associated with changing prices of natural gas and electricity.

Currently, we believe such activities in our regulated subsidiaries are immaterial. In addition, the fuel cost adjustments and purchase gas cost adjustment mechanisms in Wisconsin's regulatory environment should mitigate many of these costs and benefits. For additional information on the regulated subsidiaries' activities in this area, please see Note 3 entitled Price Risk Management Activities on page 15.

The nonregulated subsidiaries of WPS Resources also use various derivative instruments to reduce market risk associated with potential changes in prices of natural gas and electricity. For additional information on these activities, see the discussion entitled Price Risk Management Activities on page 21.

PART II. OTHER INFORMATION

Item 5. Other Information

American Transmission Company

As of October 23, 2000, Wisconsin Public Service filed with the Public Service Commission of Wisconsin an irrevocable commitment to transfer ownership and control of its transmission systems to American Transmission Company.

On October 12, 2000 WPS Resources filed a Form U-1 Application or Declaration Under the Public Utility Holding Company Act of 1935 with the Securities and Exchange Commission requesting approval of the acquisition of an equity interest in American Transmission Company no later than January 1, 2001. Wisconsin Public Service previously filed a Section 203 Application for Authorization to Transfer Transmission Assets with the Federal Energy Regulatory Commission. Applications and notices will also be filed with the Michigan and Wisconsin Public Service Commissions. No approvals have been received regarding these applications as of the filing of this report.

Merger of Wisconsin Fuel and Light

The proposed merger of Wisconsin Fuel and Light into Wisconsin Public Service or one of its subsidiaries is proceeding. On November 6, 2000 at a meeting of the common shareholders of Wisconsin Fuel and Light the merger was approved. Wisconsin Fuel and Light received approval of the merger from its preferred shareholder previously. Agreement has also been reached with the preferred shareholder of Wisconsin Fuel and Light to retire the preferred shareholder's stock prior to closing of the merger. Wisconsin Public Service Corporation is currently in the process of obtaining approval of the merger of Wisconsin Fuel and Light into Wisconsin Public Service from its preferred shareholders. If the majority of the outstanding preferred shareholders of Wisconsin Public Service do not approve the merger, Wisconsin Fuel and Light will merge into a subsidiary of WPS Resources, WF&L Acquisition Corp. WF&L Acquisition will then be dissolved into Wisconsin Public Service or will sell its business to Wisconsin Public Service. Wisconsin Public Service is also awaiting the approval of the Public Service Commission of Wisconsin and receipt of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction to finalize the transaction. Wisconsin Public Service is anticipating approval from the PSCW in the first quarter of 2001.

Acquisitions

On October 27, 2000, WPS Power Development, a subsidiary of WPS Resources, and Sierra Pacific Resources announced an agreement to sell the Tracy/Pinon Power Station to WPS Power Development. The purchase price of the 525-megawatt power facility is $249.8 million subject to certain adjustments at closing. In conjunction with the purchase, Sierra Pacific Power acquired the right to purchase energy and ancillary services from WPS Power Development at agreed upon prices through February 2003.

The acquisition of CinCap VI, LLC was closed on September 1, 2000. CinCap VI is the owner of the 30-megawatt Westwood Generating Station in Pennsylvania.

WPS Resources has invested in SmartEnergy.com Inc., an independent marketer of electricity and natural gas. SmartEnergy provides gas and electricity to residential and small business communities in deregulated markets through the Internet.

Wisconsin Public Service has joined in the formation of Badger Energy Services, LLC with six area energy cooperatives. Badger Energy will focus on the energy needs of northeast and north central Wisconsin, initially providing propane through its network of cooperatives. Badger looks to develop micro-turbines and other forms of energy, eventually providing customers a full range of energy supplies and services.

On August 24, 2000, Wisconsin Public Service Corporation agreed to purchase Consolidated Water Power Company's one-third interest in Wisconsin River Power Company. Wisconsin Public Service currently owns a one-third interest in Wisconsin River Power, and agreed to purchase Consolidated Water Power's ownership interest at the net book value of the company as of August 31, 2000. In addition, one-third of the net proceeds from the sale of Wisconsin River Power's real estate and wood products over a twelve year period will be payable to Consolidated Water Power. The agreement is expected to close in the fourth quarter of 2000. Wisconsin River Power owns the Petenwell hydro facility (20 megawatts) and the Castle Rock Hydro facility (15 megawatts).

Union Negotiations

A three-year labor contract negotiated between Wisconsin Public Service and Local No. 310 of the International Union of Operating Engineers AFL-CIO was approved by union members on September 27, 2000. The contract takes effect October 29, 2000.

WPS Energy Services Expansion

WPS Energy Services reached a three-year agreement to take assignment of the natural gas transportation capacity of Enbridge Gas New Brunswick on the Maritimes & Northeast Pipeline. With the transportation capacity, WPS Energy Services will provide competitive gas supply and other services to end-use customers and natural gas marketers in New Brunswick, Canada. WPS Energy Services has recently filed an application with the New Brunswick Board of Commissioners of Public Utilities for gas marketer certification and expects to be ready to deliver natural gas by November 2000.

Nuclear Management Company

Nuclear Management Company, LLC originally formed by Northern States Power Company, Wisconsin Electric Power Company, Alliant Energy Corporation, and Wisconsin Public Service are finalizing plans with Consumers Energy to operate its Palisades nuclear plant. The projected date for the transfer of operations of the plant to Nuclear Management Company is July 1, 2001. The plant is a 780-megawatt Combustion Engineering pressurized water reactor located on the east shore of Lake Michigan near South Haven. The plant's current operating license expires in March of 2007. The addition of the Palisades plant would proportionately reduce the interest of all the original owners of Nuclear Management Company.

Rate Requests

On October 13, 2000, Upper Peninsula Power Company, a subsidiary of WPS Resources, requested an increase in rates of $5.5 million. The increase is requested due to FERC mandated safety related capital improvements at its hydro facilities, relicensing of hydro facilities, and improvements in the distribution system.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		Exhibit 3B-1	By-laws of WPS Resources Corporation as Amended September 14, 2000
		Exhibit 3B-2	By-laws of Wisconsin Public Service Corporation as Amended September 14, 2000
		Exhibit 10G-1	WPS Resources Corporation Amended and Restated Deferred Compensation Plan Effective March 1, 1999
		Exhibit 10G-2	WPS Resources Corporation Short-Term Variable Pay Plan Effective January 1, 1999
		Exhibit 27	Financial Data
WPS Resources Corporation Wisconsin Public Service Corporation

	(b)	Report on Form 8-K

A Form 8-K was filed on September 5, 2000 to report the purchase of CinCap VI by WPS Power Development, a wholly owned subsidiary of WPS Resources.

A Form 8-K was filed on October 27, 2000 to report the purchase of a 525-megawatt power generation facility from Sierra Pacific Power Company.

A Form 8-K was filed on November 7, 2000 to announce the adjournment of Wisconsin Public Service Corporation Special Meeting of Preferred Shareholders to November 29, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: November 8, 2000	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: November 8, 2000	/s/ Diane L. Ford Diane L. Ford Vice President-Controller (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
Exhibit No.	Description

Exhibit 3B-1	By-laws of WPS Resources Corporation as Amended September 14, 2000
Exhibit 3B-2	By-laws of Wisconsin Public Service Corporation as Amended September 14, 2000
Exhibit 10G-1	WPS Resources Corporation Amended and Restated Deferred Compensation Plan Effective March 1, 1999
Exhibit 10G-2	WPS Resources Corporation Short-Term Variable Pay Plan Effective January 1, 1999
Exhibit 27	Financial Data
WPS Resources Corporation Wisconsin Public Service Corporation