Form 10-K
period 2000-12-31
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2001-02-28
CIK 916863, 107833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________
Commission File Number	Registrant; State of Incorporation Address; and Telephone Number	IRS Employer Identification No.

1-11337	WPS RESOURCES CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 920-433-4901
39-1775292

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260
39-0715160

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered

WPS RESOURCES CORPORATION	Common Stock, $1 par value	New York Stock Exchange

	Rights to purchase Common Stock pursuant to Rights Agreement dated December 12, 1996	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

WPS RESOURCES CORPORATION	$917,213,337.04 as of February 15, 2001

WISCONSIN PUBLIC SERVICE CORPORATION	None

Number of shares outstanding of each class of common stock, as of December 31, 2000

WPS RESOURCES CORPORATION	Common Stock, $1 par value, 26,498,166 shares

WISCONSIN PUBLIC SERVICE CORPORATION	Common Stock, $4 par value, 23,896,962 shares. WPS Resources Corporation is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 3, 2001 is incorporated into Parts I and III.

WPS RESOURCES CORPORATION
and
WISCONSIN PUBLIC SERVICE CORPORATION

FORM 10-K
ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
For the Year Ended December 31, 2000

TABLE OF CONTENTS
PART II

5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS		39
		WPS Resources Corporation Common Stock Two-Year Comparison	39
		Dividend Restrictions	39
		Common Stock	39

6.	SELECTED FINANCIAL DATA		40
		WPS Resources Corporation Comparative Financial Statements and Financial Statistics (1996 to 2000)	40
		Wisconsin Public Service Corporation Comparative Financial Statements and Financial Statistics (1998 to 2000)	41

7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		42
		WPS Resources Corporation	42
		Wisconsin Public Service Corporation	58

7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK		64

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	WPS RESOURCES CORPORATION
	A.	Consolidated Statements of Income, Comprehensive Income, and Retained Earnings	67
	B.	Consolidated Balance Sheets	68
	C.	Consolidated Statements of Capitalization	70
	D.	Consolidated Statements of Cash Flows	71
	E.	Notes to Consolidated Financial Statements	72
	F.	Report of Independent Public Accountants	98

	WISCONSIN PUBLIC SERVICE CORPORATION
	G.	Consolidated Statements of Income and Comprehensive Income	99
	H.	Consolidated Balance Sheets	100
	I.	Consolidated Statements of Capitalization	102
	J.	Consolidated Statements of Cash Flows	103
	K.	Consolidated Statements of Retained Earnings	104
	L.	Notes to Consolidated Financial Statements	105
	M.	Report of Independent Public Accountants	111

9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		112

PART III

10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT		112

11.	EXECUTIVE COMPENSATION		112

12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT		112

13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		112

PART IV

14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K		113

	Description of Documents		113
	Signatures		122

	SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)
	A.	Report of Independent Public Accountants	123
	B.	Statements of Income and Retained Earnings	124
	C.	Balance Sheets	125
	D.	Statements of Cash Flows	126
	E.	Notes to Parent Company Financial Statements	127

EXHIBITS

2A-2	Asset Sale Agreement Between Sierra Pacific Power Company and WPS Northern Nevada, LLC for the Tracy/Pinon Asset Bundle, dated as of October 25, 2000.

2A-3

Asset Contribution Agreement between American Transmission Company LLC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, Wisconsin Public Service Corp, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000.

2A-4	Operating Agreement of American Transmission Company LLC dated as of January 1, 2001.

3B-1	By-Laws of WPS Resources Corporation as in effect February 8, 2001.

3B-2	By-Laws of Wisconsin Public Service Corporation as in effect February 8, 2001.

10H-1

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Daniel P. Bittner, Phillip M. Mikulsky, Patrick D. Schrickel, and Larry L. Weyers.

10H-2

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Ralph G. Baeten, Diane L. Ford, Richard E. James, Thomas P. Meinz, Wayne J. Peterson, Charles A. Schrock, and Bernard J. Treml.

10H-3	WPS Resources Corporation Deferred Compensation Plan to be effective January 1, 2001.

10H-4	WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan to be effective January 1, 2001.

10H-5	WPS Resources Corporation Non-Employee Director Deferred Compensation and Deferred Stock Unit Plan to be effective January 1, 2001.

10H-6	WPS Resources Corporation Short-Term Variable Pay Plan effective January 1, 1999.

10I-1	Equity Contribution Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000

10I-2	Guaranty Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000

10I-3	Transitional Power Purchase Agreement By and Between Sierra Pacific Power Company and WPS Northern Nevada, LLC, dated October 25, 2000

10J-2

Credit Agreement dated as of April 14, 2000 among Sunbury Generation, LLC, as Borrower, Bayerische Landesbank Girozentrale, Cayman Islands Branch, as WC Lender, the Term Lenders Party Hereto From Time to Time and Bayerische Landesbank Girozentrale, New York Branch, as Administrative Agent.

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrant

23	Consent of Independent Public Accountants

24	Powers of Attorney

Part I

Item 1. BUSINESS

GENERAL

WPS Resources Corporation

    WPS Resources was incorporated in Wisconsin in 1993. WPS Resources is a holding company for regulated utility and nonregulated business units. Principal operating subsidiaries and their approximate percentages of revenues and assets are:

	Percent of Revenues	Percent of Net Income	Percent of Assets

Wisconsin Public Service Corporation	43%	105%	53%
Upper Peninsula Power Company	3%	4%	4%
WPS Energy Services, Inc.	49%	3%	33%
WPS Power Development, Inc.	7%	1%	8%
WPS Resources Corporation	-	-13%	3%

    Wisconsin Public Service, WPS Energy Services, and WPS Power Development are all Wisconsin corporations. Upper Peninsula Power is a Michigan corporation. Wisconsin Public Service and Upper Peninsula Power are regulated utilities.

Wisconsin Public Service Corporation

    Wisconsin Public Service is a regulated electric and gas utility serving an 11,000 square mile service territory in northeastern Wisconsin and a portion of the Upper Peninsula of Michigan. In 2000, Wisconsin Public Service served 395,063 electric retail customers and 235,470 gas retail customers. Wholesale electric service is provided to various customers including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency.

2000 Operating revenues were:

State	Wisconsin	95%	Michigan	5%
Customers	Electric	69%	Gas	31%
Electric	Retail	89%	Wholesale	11%
Gas	Retail	100%	Wholesale	0%

Upper Peninsula Power Company

    Upper Peninsula Power is a regulated utility providing electric service to a 4,500 square mile area of Michigan's Upper Peninsula. Electric service was provided to 50,272 retail customers. Wholesale electric service was provided to various municipal utilities, electric cooperatives, and other investor-owned utilities. Total revenues consisted of 91% retail sales and 9% wholesale sales.

WPS Resources Capital Corporation

    WPS Resources Capital Corporation was created in 1999 as an intermediate holding company for the nonregulated subsidiaries of WPS Resources. WPS Resources Capital Corporation will provide the equity for the nonregulated subsidiaries of WPS Resources. At the end of 2000, WPS Resources Capital Corporation had total assets of $108.6 million, consisting of its investments in WPS Energy Services and WPS Power Development.

WPS Energy Services, Inc.

    WPS Energy Services is a nonregulated subsidiary of WPS Resources Capital Corporation. WPS Energy Services provides energy and related products and services in the nonregulated energy market throughout the Midwest and eastern United States. WPS Energy Services had revenues of $955.6 million in 2000. Revenues in 2000 have risen significantly over 1999 due to growth in sales volume and the large increase in the cost of natural gas experienced in 2000.

WPS Power Development, Inc.

    WPS Power Development is also a nonregulated subsidiary of WPS Resources Capital Corporation. Energy-related services provided by WPS Power Development include project development, engineering and management services, and operations and maintenance services. WPS Power Development currently owns, through subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania, and New Brunswick, Canada. Synthetic fuel processing and steam production facilities are located in Kentucky, Arkansas and Oregon. WPS Power Development had revenues of $128.1 million in 2000.

Forwarding-Looking Statements

    Except for historical data and statements of current fact, the information contained in this Annual Report constitutes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any references made to plans, goals, beliefs, or expectations in respect to future events and conditions or to estimates are forward-looking statements. We believe our expectations are based on reasonable assumptions. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to statements regarding:

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

    We make no commitment to disclose any revisions to the forward-looking statements as a result of, facts, events, or circumstances after the date of this report.

B. ELECTRIC UTILITY MATTERS

Electric Operations

    In Wisconsin, the largest communities served by Wisconsin Public Service at the electric retail level are the cities of Green Bay, Oshkosh, Wausau, and Stevens Point. In Michigan, the largest community served at the electric retail level is the area of Houghton/Hancock, which is served by Upper Peninsula Power.

Generating Capacity

    In 2000, Wisconsin Public Service reached a firm net design peak of 1,793 megawatts on the afternoon of August 31. The summer time period is the most relevant for capacity planning purposes. Planned generation capability for the 2000 summer period was 1,980 megawatts. Future supply reserves are expected to meet the minimum 18% planning criteria for 2001 and 2002.

    For additional information regarding our generation facilities, see "UTILITY" in Part I, Item 2, PROPERTIES.

    In 2000, Upper Peninsula Power purchased 89% of its total energy requirements. Remaining energy requirements were supplied by hydroelectric and combustion turbine facilities owned by Upper Peninsula Power. During 2000, 65 megawatts of firm power were purchased from Wisconsin Public Service. Upper Peninsula Power also purchased non-firm power from Wisconsin Public Service and Alliant Energy Corporation among others. The purchases from Wisconsin Public Service represented 75% of Upper Peninsula Power's total energy requirements in 2000. Upper Peninsula Power has contracted for 65 megawatts of capacity and energy from Wisconsin Public Service for the years 2001 and 2002.

    In 2000, Wisconsin Public Service purchased Consolidated Water Power Company's ownership interest in Wisconsin River Power Company increasing the ownership interest of Wisconsin Public Service from 33.1% to 66.88% of the outstanding capital stock of Wisconsin River Power. Wisconsin River Power is the owner and operator of two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of approximately 39 megawatts. The acquisition was effective January 1, 2001. Wisconsin Power and Light Company has an option to purchase 50% of the additional capital stock of Wisconsin River Power acquired by Wisconsin Public Service in 2000. Wisconsin Power and Light must file with the Securities and Exchange Commission by March 31, 2001 to exercise this option. Upon exercise of this option, Wisconsin Public Service and Wisconsin Power and Light would each own 50% of Wisconsin River Power.

Kewaunee Nuclear Power Plant

General

    The Kewaunee plant is a pressurized water reactor plant with a nameplate capacity of 562 megawatts. Currently, it is jointly owned by Wisconsin Public Service (41.2%), Wisconsin Power and Light (41.0%), and Madison Gas and Electric Company (17.8%). WPS Resources owns a 20% interest in Nuclear Management Company LLC, the plant's current operator. The plant's operating license expires in 2013.

Future Ownership

    On September 29, 1998, Wisconsin Public Service and Madison Gas and Electric Company entered into an agreement to transfer Madison Gas and Electric's 17.8% share of the Kewaunee plant to Wisconsin Public Service. The closing of this agreement remains contingent upon approvals from the Nuclear Regulatory Commission. After the transfer, Wisconsin Public Service will have a 59% ownership interest in the plant. The remaining co-owner, Wisconsin Power and Light Company, will retain its 41% ownership interest in the plant.

    Under the terms of the agreement, Wisconsin Public Service will pay Madison Gas and Electric an amount equal to its depreciated book value for its share of the Kewaunee plant at the ownership transfer date. The ownership transfer date is contingent upon installation of new steam generators at the Kewaunee Nuclear Plant. Shutdown of the plant for installation of the steam generators is anticipated to be in the fall of 2001. Madison Gas and Electric will not participate in the costs related to the installation. Madison Gas and Electric will also provide to Wisconsin Public Service:

1)    its qualified decommissioning trust at the date of the ownership change,

2)    a commitment to dedicate funds available in its nonqualified trust for decommissioning, and

3)    a commitment to make annual decommissioning contributions of  $8,091,000 through the year 2002.

    These funds and contributions are expected to fully fund Madison Gas and Electric's share of total expected plant decommissioning costs.

    Wisconsin Public Service will then assume responsibility for 59% of the costs of decommissioning the plant. Madison Gas and Electric will retain its obligation for its share of the costs for final disposal of spent nuclear fuel created up to the time of ownership transfer. Madison Gas and Electric will be provided with an option to purchase power from Wisconsin Public Service, at a fixed price, for two years following the date of the ownership transfer. The amount of potential power to be provided is approximately equal to Madison Gas and Electric's current share of the power generated by the plant.

Steam Generator Replacement

    On April 7, 1998, the Public Service Commission of Wisconsin approved the Wisconsin Public Service application for replacement of the two steam generators at the Kewaunee plant. The total cost of replacing the steam generators is estimated to be approximately $120 million. After the acquisition of Madison Gas and Electric's interest in the Kewaunee plant our share of the cost is estimated to be $70.8 million. Madison Gas and Electric will not be responsible for any portion of the costs of the steam generator as a result of the change in ownership discussed above. Due to delays in the manufacture of the new steam generators, the replacement is now planned for the scheduled refueling outage in the fall of 2001 and is expected to take approximately 60 days.

    On April 21, 2000, the Kewaunee plant was shut down for the scheduled spring 2000 refueling outage. The plant had operated continuously since startup from the 1998 refueling outage for a total of 511 days. On June 2, 2000, the plant returned to service from the 2000 planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that the repairs made to the tubes in previous outages were holding up well. A major overhaul was also performed on the main electrical generator. The Kewaunee plant ended year 2000 with 206 days of continuous operation since startup from the 2000 refueling outage.

Formation of Nuclear Management Company, LLC

    On February 25, 1999, Northern States Power Company, Wisconsin Electric Power Company, and Wisconsin Public Service announced the formation of Nuclear Management Company. Subsequently, Alliant Energy also became a participant in Nuclear Management Company. Combined, the four utilities operate seven nuclear generating units at five locations for a combined generating capacity of approximately 3,760 megawatts. This represents between 12% and 25% of the electricity generated by the individual utilities. In 2000 Consumers Power announced that it will join Nuclear Management Company upon the receipt of regulatory approvals.

    Nuclear Management Company was formed to sustain long-term safety, optimize reliability, and improve the operational performance of the individual nuclear generating plants. Overall plant operations will continue to be staffed by the same plant personnel. The utilities will continue to own their respective plants, be entitled to energy generated at the plants, and retain the financial obligations for their safe operation, maintenance, and decommissioning. Each of the current Nuclear Management Company participants has received the required state and Federal regulatory approvals. All non-union Kewaunee plant employees of Wisconsin Public Service were transferred to Nuclear Management Company on January 1, 2001.

Plant Regulation

    The Kewaunee plant has been implementing a plan over the last several years to make improvements to plant processes and procedures. Assessments performed by Nuclear Management Company and Kewaunee staff, the Nuclear Regulatory Commission, the Institute of Nuclear Plant Operations, and others have reinforced the need to continue this improvement.

    In 2000, the Nuclear Regulatory Commission Revised Oversight Process was issued which lowered the requirements defining when a formal investigative process needed to be initiated at a nuclear plant. As a result, processes at the Kewaunee plant need to be revised. The improvements necessitated by the Nuclear Regulatory Commission Revised Oversight Process have increased the urgency to implement process improvements currently underway at the plant. In addressing these needed improvements, the Nuclear Regulatory Commission acknowledged the safety record of the Kewaunee plant and its ability to continue operations. However, management believes that the Kewaunee plant must proceed with the current process improvement project to continue operations.

    In order to address the concerns raised by the Nuclear Regulatory Commission, it is estimated that additional costs will be incurred in 2001 of $23.8 million over that requested in the most recent rate case filings of Wisconsin Public Service and the other plant co-owners. The Wisconsin Public Service share of the $23.8 million may be as much as $14 million. Nuclear Management Company has requested approval of the Kewaunee co-owners to spend up to $3.6 million to allow the Kewaunee plant staff to continue to address these issues over the next three months while further definition of the project is developed.

    Additional incremental operating costs for these improvements over the period of 2002 through 2005 are estimated to be $51.7 million and will be included in future rate requests of the Kewaunee co-owners. The Kewaunee co-owners have submitted to the Public Service Commission of Wisconsin a request for deferral of the 2001 and 2002 incremental costs associated with this issue.

    Total additional capital costs associated with these improvements, over the 2001 through 2003 period are estimated to be $4.9 million.

Low-Level Radioactive Waste Storage

    The Midwest Compact Commission continues to monitor the availability of disposal facilities for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, South Carolina, has been available for the storage of low-level radioactive waste from the Kewaunee plant in the past. The availability of this site for future waste storage is uncertain. As a result of technology advances, waste compaction, and the reduction of waste generated, the Kewaunee plant has on-site low-level radioactive waste storage capacity sufficient to store all low-level waste expected at the plant over the next 10-years.

Depreciation and Decommissioning

    In 1997, the Public Service Commission of Wisconsin directed the owners of the Kewaunee plant to develop depreciation and decommissioning cost projections based on full cost recovery of the estimated obligation by the end of 2002. Previously, cost estimates had been based on full collection of funds required for decommissioning by 2013, the year in which the operating license expires. The order was prompted by uncertainty regarding the expected useful life of the plant without steam generator replacement. This method of recovery was discontinued on December 31, 2000 as a result of a recent Public Service Commission of Wisconsin rate order for 2001 and 2002. This rate order requires the investment in the new steam generators to be recovered using the sum-of-the-years-digits depreciation method over an 8.5 year period beginning with completion of the new steam generators installation. The unrecovered plant investment at the end of 2000 will be recovered over a period ending 8.5 years after the installation of the steam generators using a straight-line remaining life depreciation methodology. The order further provides for the funding period for decommissioning to be extended to the end of 2010.

    At December 31, 2000, the net carrying amount of our investment in Kewaunee was approximately $52.5 million. The current cost for our share of the estimated costs to decommission Kewaunee is $211.4 million. Wisconsin Public Service decommissioning trust assets at December 31, 2000 totaled $207.2 million.

    During 2000, $8.9 million of depreciation expense related to unrecovered plant investment was recognized compared with $8.3 million recognized in 1999. The 2000 decommissioning funding level was $8.9 million compared with $9.2 million in 1999. Beginning in 2001, the decommissioning funding level will be $2.6 million based on the extension of the funding period.

    Additional discussion of Kewaunee plant matters is included in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

FUEL SUPPLY

Electric Generation Mix

    Wisconsin Public Service's electric generation mix for 2000 and 1999 was:

	2000	1999
Energy Sources
Coal	63.3%	64.0%
Purchased power	19.4%	17.3%
Nuclear	12.0%	14.5%
Natural gas/fuel oil	3.4%	2.2%
Hydro	1.9%	2.0%

    Purchased power represents short-term energy purchases.

Fuel Costs

    Wisconsin Public Service's fuel costs for 2000 and 1999 were:

	2000	1999
Fuel Sources ($ per million Btus)
Coal	$1.08	$1.08
Nuclear	0.45	0.45
Natural gas	4.42	3.05
Fuel oil	6.46	4.03
Propane	-	4.98

Coal

    Coal is the primary fuel source for Wisconsin Public Service, most of which is from the Powder River Basin mines located in Wyoming and Montana. Powder River Basin coal is very low in sulfur and meets the standards of the 1990 Clean Air Act for 2001 and beyond. This coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States.

    Wisconsin Public Service continues to test alternative coal sources for its Pulliam and Weston plants. Alternative sources could provide more competitive market pricing and higher Btu content. Coal with higher Btu content will increase generation output and provide flexibility in meeting peak electric demands.

    Wisconsin Public Service purchases most of the coal for its wholly-owned plants and the jointly-owned Edgewater and Columbia plants under relatively short-term contracts of up to three years duration. Historically, Wisconsin Public Service has purchased the subbituminous coal directly from the producer. For 2001 to 2003, approximately 23% of the coal requirements for the wholly-owned plants and 8% for the jointly-owned plants have been awarded to a marketer. One long-term contract covers approximately 24% of total requirements and has take-or-pay obligations totaling $89.2 million for the years 2001 through 2016.

    Coal transportation for these plants is purchased under contracts of up to five years duration. Over 90% of our coal transportation is under competitive transportation agreements which are expected to continue to contribute to competitive fuel costs. Union Pacific Railroad Company is the exclusive provider of coal transportation for the jointly-owned Edgewater plant. The plant operator, Wisconsin Power and Light, filed a complaint with the Surface Transportation Board on December 30, 1999 claiming the tariff charged by Union Pacific for unit train service between the Powder River Basin and the Edgewater plant is unreasonably high. The Surface Transportation Board is currently reviewing the complaint and is expected to issue a decision in the latter portion of 2001.

    See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 13, COMMITMENTS AND CONTINGENCIES regarding "Coal Contracts."

Nuclear Fuel Cycle

    Wisconsin Public Service purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at the Kewaunee plant. Approximately 1/3 of the 121 fuel assemblies are removed from the reactor every 18 months and replaced with new assemblies. Removed assemblies are placed in storage at the plant site pending permanent disposal by the United States Department of Energy.

    Uranium concentrates, conversion services, and enrichment services are purchased either on the spot market, through a bidding process, or using existing contracts.

    The uranium inventory policy of Wisconsin Public Service requires that sufficient inventory be maintained for two reactor refuelings. As of December 31, 2000, approximately 884,000 pounds of yellowcake (a processed form of uranium ore), or its equivalent, were held in inventory for the plant. Inventory includes uranium under contract.

    Conversion services are complete for the nuclear fuel reloads scheduled in 2001 and 2003.

    A fixed quantity of enrichment services has been contracted through the year 2004. Wisconsin Public Service has the option of purchasing future enrichment services under an existing contract or purchasing from the spot market.

    Wisconsin Public Service has contracts in place for fuel fabrication services for the next decade.

    If, for any reason, the Kewaunee plant was forced to suspend operations permanently, the maximum exposure related to fuel contracts is not expected to exceed $6,500,000. The increased exposure is due to a new long- term fuel fabrication contract with Westinghouse. No financial penalties associated with the present uranium supply, conversion service, and enrichment agreements exist. Uranium inventories could be sold on the spot market.

Spent Nuclear Fuel Disposal

    The Federal government has the responsibility to dispose of or permanently store spent nuclear fuel. Legislation is being considered on the Federal level to provide for the establishment of an interim storage facility.  Spent nuclear fuel is currently being stored at the Kewaunee plant. Minor plant modifications being made to the spent fuel pools are almost complete. Upon completion, the Kewaunee plant should have sufficient fuel storage capacity until the end of its licensed life in 2013.

    In July 1996, the United States Court of Appeals for the District of Columbia had ruled that the Department of Energy had an unconditional obligation to begin accepting, transporting, and disposing of spent nuclear fuel by January 31, 1998. Wisconsin Public Service has joined other utilities in a motion to enforce the July 1996 ruling. On January 31, 1998, the United States Department of Energy failed to comply with its obligation to begin removing spent nuclear fuel from plant sites as required by the Nuclear Waste Policy Act of 1982. On May 5, 1998, the United States Court of Appeals for the District of Columbia issued a decision denying the motion to enforce the Court's 1996 mandate. The denial centered on the question of whether the Department of Energy could properly use the Nuclear Waste Fund as a source to pay damages. The Court also ruled that the question is not ready for review. The Court indicated that compelling the Department of Energy to submit a detailed program for disposing of spent fuel from utilities and declaring that the utilities are relieved of their obligation to pay fees to the Nuclear Waste Fund falls outside the scope of the Court's authority. The scope of the Court's mandate was limited to defining the nature of the Department of Energy's statutory obligations and did not extend to requiring the Department of Energy to perform under its contracts with the utilities. Our current recourse is to request reimbursement from the Department of Energy for expansion of disposal facilities. Litigation on this issue continues in the industry and we continue to monitor its progress.

Funding Decontamination and Decommissioning of Federal Facilities

    A surcharge imposed by the Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of Department of Energy facilities relating to the processing of nuclear fuel. As a result, we are required to pay a surcharge for uranium enrichment services purchased from the Federal government prior to October 23, 1992. On an inflation adjusted basis, our portion of the obligation related to the Kewaunee plant is approximately $600,000 per year through the year 2007. Madison Gas and Electric has agreed to continue to pay its portion of this annual assessment after the transfer of their ownership interest in the plant to Wisconsin Public Service.

    Wisconsin Public Service and a number of other nuclear power companies sued the Department of Energy in the United States Court of Federal Claims seeking a refund of the previously paid decontamination and decommissioning surcharge payments. This claim continues in the Court of Federal Claims pending the settlement of other litigation. On August 13, 1998, 22 utilities filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgement that certain sections of the Energy Policy Act are unconstitutional. As of December 2000, the Department of Energy and the utilities continue legal proceedings in both the Court of Federal Claims and the United States District Courts. No final rulings have been issued.

Formation of American Transmission Company

    In 2000, Wisconsin Public Service along with Alliant Energy, Madison Gas and Electric, Wisconsin Electric, and Wisconsin Public Power Inc. formed American Transmission Company, LLC, as required by Wisconsin Act 9 to be eligible for holding company asset cap relief. American Transmission Company is a regulated transmission company that will construct, operate, maintain and expand transmission facilities in eastern Wisconsin, the Upper Peninsula of Michigan, and a portion of Illinois. American Transmission Company will provide service to all customers, in an effort to support an effective competitive energy market. The member utilities transferred ownership of their transmission assets to American Transmission Company on January 1, 2001 in return for equity interests in the company. Wisconsin Public Service transferred approximately $70.8 million of its transmission assets in exchange for a 12.1 % equity interest in American Transmission Company. As provided by Wisconsin Act 9, as a result of transferring these transmission assets WPS Resources is no longer subject to the asset cap limitation on nonregulated investments of the Wisconsin Holding Company Act. Upper Peninsula Power intends to transfer its transmission assets in exchange for an ownership interest in American Transmission Company in the first half of 2001. American Transmission Company is a member of the Midwest Independent System Operator.

Regulatory Matters in the Wisconsin Jurisdiction

Industry Restructuring

    As was the case since 1997, electric reliability continued to be the primary issue for the Public Service Commission of Wisconsin during 2000 and into 2001. Industry restructuring and retail generation open access remain secondary issues in the state. The priorities of the Public Service Commission of Wisconsin in 2000 were:

1) the completion of a Market Power study,

2) the completion of dockets and orders required to launch American Transmission Company,

3) completion of dockets to allow utility membership in Midwest Independent System Operator,

4) continuation of dockets to approve the construction of the Weston to Arrowhead transmission line, and

5) completion of orders to transfer the responsibility of conservation, load management, and public benefits from the utilities to the Wisconsin Department of Administration with utility customer financing.

    The hearings related to the Weston to Arrowhead transmission line are anticipated to be completed in 2001. The Weston to Arrowhead transmission line is a 250-mile 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota to be constructed by Wisconsin Public Service and Minnesota Power and Light Company. Wisconsin Public Service has an option to transfer its portion of the construction project to the American Transmission Company, for completion, in exchange for additional equity interest in American Transmission Company. WPS Resources would continue to fund the construction of the line by American Transmission Company. Commission consideration of generation ownership and construction proposals from Wisconsin Electric Power, Customer's First (a group of environmental and customer groups), municipal utilities, and cooperative energy providers will also be addressed in 2001.

    The Public Service Commission of Wisconsin hired a consultant to perform a market power analysis for Wisconsin and the Upper Peninsula of Michigan electric markets as part of the requirements of Reliability 2000 legislation. The consultant completed a study of the market conditions in Wisconsin, which was then published for comment. The Commission received comments and in December of 2000 issued a "Report to the Legislature on Horizontal Market Power in Wisconsin Electric Markets." The Commission concludes that the study "provides a useful starting point for the analysis of potential horizontal market power problems in Wisconsin." The Commission concurred with numerous comments it received, including those of Wisconsin Public Service, that complete and immediate wholesale and retail deregulation as simulated in the study is not in the public interest, especially in light of the developments in California. The Commission agreed with the conclusions in the study that more transmission is needed and contracts between generators and customers may be an effective form of market power mitigation. Finally, the Commission indicated that horizontal market power issues are a complex subject that will require further study before actions to mitigate market power are considered.

Independent System Operator

    The Midwest Independent System Operator plans to become operational in the fall of 2001 after being granted status as a Regional Transmission Organization by the Federal Energy Regulatory Commission after a January 2001 compliance filing. As required by Wisconsin Act 9, Wisconsin Public Service, Wisconsin Electric, Madison Gas and Electric, Northern States Power Company - Wisconsin, and Wisconsin Power and Light have all filed and received Public Service Commission of Wisconsin and Federal Energy Regulatory Commission approval to join and have joined the Midwest Independent System Operator. During 2000, three major members of the Midwest Independent System Operator, Dynergy, Commonwealth Edison, and Ameren, requested approval from the Federal Energy Regulatory Commission to withdraw from Midwest Independent System Operator. Other Midwest Independent System Operator members, including Wisconsin Public Service, have filed notifications that they will withdraw from Midwest Independent System Operator if one or more of the original three withdrawals are approved. The withdrawal of Dynergy, Commonwealth Edison, and Ameren will reduce the Midwest Independent System Operator region to Wisconsin and Minnesota, reducing its service territory to a size insufficient to be an effective Regional System Operator.

    In addition to Midwest Independent System Operator another organization, Alliance Regional Transmission Organization, has filed with the Federal Energy Regulatory Commission for Regional Transmission Organization status in the Midwest. Alliance is made up of a number of utilities serving portions of Michigan, Ohio, Virginia, West Virginia, and a small portion of Pennsylvania. The three companies requesting withdrawal from the Midwest Independent System Operator have indicated a desire to join Alliance. The Federal Energy Regulatory Commission is expected to take action on the withdrawal requests in early 2001 as well as the requests for Regional Transmission Organization status of Midwest Independent System Operator and Alliance. Intervenors in this withdrawal case, including Wisconsin Public Service, have suggested to the Federal Energy Regulatory Commission that the Midwest Independent System Operator and Alliance should be required to merge and provide one regional transmission organization for the Midwest. As a result, it is likely that this will delay the operations date of the Midwest Independent System Operator. Until a Midwest Regional Transmission Organization is operational, the American Transmission Company will operate the eastern Wisconsin transmission system.

Electric Supply Issues

    The summer of 2000 was generally cooler than normal, thus relieving much of the stress regarding reliability of the regional system that was experienced in 1999. In preparation for the summer of 2000, Wisconsin Public Service and other utilities in the state, in accordance with Act 9 filed customer buyback tariffs which allow utilities to shed load during peak demand periods for customers willing to sell back all or a portion of their supply. Wisconsin Public Service developed and filed five tariffs, and the Public Service Commission of Wisconsin approved four of them just prior to the summer season. Wisconsin Public Service opened the closed commercial and industrial direct load control program to more customer participation. In 2000, Wisconsin Public Service leased a number of portable diesel generators and installed them on various parts of the system for extra peaking capability.

Customer Rate Matters

    In 2000, Wisconsin Public Service electric rates were 91% of the state average for some residential rates, 82% for commercial rates, and 80% for large industrial rates.

    In 2000, Wisconsin Public Service filed for an electric rate increase effective for 2001. Wisconsin Public Service also filed for a reopener for year 2002 with an additional increase of electric rates. Primary reasons for the rate increase were the cost of improvements to the electric transmission and generation infrastructure, improvements to the customer information system and the facilities system, the continuation of the automated meter reading installation project, and the cost of fuel and purchased power.

    On December 21, 2000, the Commission issued its order in this rate case providing Wisconsin Public Service with an electric increase of $27.2 million, or 5.4%. The Commission did not order a reopener for the year 2002 but indicated that Wisconsin Public Service could file for one if needed. The Commission order approved the request of Wisconsin Public Service for a return on equity of 12.1% and the continuation of the installation of the automated meter reading system in the remainder of the Wisconsin Public Service gas and electric system. The new rates became effective on January 1, 2001.

Regulatory Matters in the Michigan Jurisdiction

Industry Restructuring

    On June 2, 2000, legislation was passed in Michigan, providing all electric customers of investor-owned and cooperative utilities the right to choose their generation supplier by January 1, 2002. This law is best characterized as industry restructuring rather than deregulation, since it does not deregulate generation service provided by the current utilities even after January 1, 2002 when customers will be able to choose their electric supplier.

    In addition to customer choice, the law includes a rate reduction and freeze for utilities serving more than 200,000 customers in Michigan, a mechanism to reduce market power in the Lower Peninsula of Michigan, a requirement that a market power study of the market in the Upper Peninsula of Michigan be conducted, stranded cost and transition cost recovery mechanisms, an affiliate interest code of conduct, a customer education mechanism, and various rules on customer and supplier business practices.

    The Commission and the utilities have started the process of developing the systems needed to implement the law. The Commission has opened generic dockets on code of conduct, customer education, stranded cost recovery, slamming and cramming protections, and bill disclosure of generation environmental effects, and has opened individual cases for each utility to develop the open access tariffs and business practices. Wisconsin Public Service and Upper Peninsula Power are parties in all of these cases. Preliminary tariffs are expected in the first quarter of 2001.

Customer Rate Matters

    In 2000, Wisconsin Public Service continued to be the lowest-cost provider of electric service in Michigan for all customer classes, although one other Upper Peninsula utility has equally low rates for residential and small commercial customers. Wisconsin Public Service rates were 72% of the state average for residential rates, 73% for commercial rates, and 86% for large industrial rates.

    Wisconsin Public Service and Upper Peninsula Power each have a one-for-one recovery mechanism for electric fuel and purchased power. Although a number of utilities froze their one-for-one recovery mechanisms during the 1990s, Wisconsin Public Service and Upper Peninsula Power did not request a freeze. In the current volatile electric energy market, it is felt that passing through these one-for-one costs of energy send the proper price signals to customers. This also helps preserve the competitive markets that have been developing in the state.

   Other than power supply recovery adjustments, Wisconsin Public Service has not had a Michigan electric rate increase since 1987.

Regulatory Matters in the Federal Energy Regulatory Commission Jurisdiction

Customer Rate Matters

    Other than transmission open access tariff cases, ancillary service rates, and adjustments for fuel buyouts, Wisconsin Public Service has not had a full Federal Energy Regulatory Commission wholesale rate case since 1987.

Open Access Transmission Tariff

    Wisconsin Public Service turned over its transmission system to American Transmission Company in exchange for an ownership share of this single purpose transmission company based on the net book value of its transmission assets on January 1, 2001. Wisconsin Public Service filed a new transmission open access tariff with the Federal Energy Regulatory Commission as part of this process to eliminate the Wisconsin Public Service transmission provisions which are now a part of the American Transmission Company open access transmission tariff. The remaining portions of the Wisconsin Public Service tariff are the Upper Peninsula Power Company transmission tariff, ancillary service provisions, and distribution service provisions of Wisconsin Public Service. The Federal Energy Regulatory Commission accepted this tariff for filing effective on January 1, 2001 subject to refund and set it for hearing. An agreement in principle has been reached with intervenors which could settle this case.

    Wisconsin Public Service also filed for:

1) a new reactive ancillary service rate in this tariff which the Federal Energy Regulatory Commission accepted and made effective on January 1, 2001, and

2) new style Regulation and Operating Reserve ancillary service rates which the Federal Energy Regulatory Commission accepted and made effective on July 1, 2000.

    The Federal Energy Regulatory Commission accepted the American Transmission Company's tariff and implemented it on January 1, 2001 subject to refund and set it for hearing. The Commission identified 4 issues that were not approved as filed: a return on equity of 12.2%, recovery of start-up costs, costs to be included in the rate formula, and the phase-in mechanism. The prehearing for this case was held in January 2001. The Federal Energy Regulatory Commission will hold hearings in October 2001 if the issues are not settled prior to that date.

Regional Transmission Organizations

    The Federal Energy Regulatory Commission Order 2000 required all jurisdictional utilities to submit a compliance filing by October 2000, indicating their plans for joining a Regional Transmission Organization or the reasons that they have no plans to join. The Federal Energy Regulatory Commission Order 2000 also required all existing organizations that plan to become Federal Energy Regulatory Commission authorized Regional Transmission Organizations to complete their compliance filings, matching the requirements of the order, by January 16, 2001.

    Wisconsin Public Service and Upper Peninsula Power joined the Midwest Independent System Operator in June 2000. The Midwest Independent System Operator intends to become a Federal Energy Regulatory Commission Regional Transmission Organization. It filed in October 2001 indicating that Wisconsin Public Service and Upper Peninsula Power, among others, were members of the Midwest Independent System Operator and would be included in the Midwest Independent System Operator January 16, 2001 compliance filing.

Hydroelectric Licenses

    All the Federal Energy Regulatory Commission hydroelectric facility licenses held by Wisconsin Public Service are current. With the exception of the licenses for Bond Falls and Dead River, all hydroelectric facility licenses held by Upper Peninsula Power are also current. The Wisconsin River Power licenses for Petenwell and Castle Rock are pending.

    In 1998, Upper Peninsula Power reached a settlement agreement with federal and state agencies and special interest groups regarding its Bond Falls license. Signing of the agreement, by all parties, occurred early in 2000. The agreement is the basis for a new license from the Federal Energy Regulatory Commission. Issuance of the new license is expected in 2001. The license will have a term of 30 to 50 years from the date it is granted.

    Licensing of the Dead River project is also progressing. During 1999, long-term water power easements were obtained from adjacent landowners providing flowage rights required by the Federal Energy Regulatory Commission and the Clean Water Act. Issuance of the license is expected in 2001. The license will have a 30 to 50-year term beginning in August 1991, the date the Federal Energy Regulatory Commission claimed jurisdiction over the Dead River project.

    The Wisconsin River Power license application process for the Petenwell and Castle Rock plants has been completed and receipt of new licenses of 30 to 50-year terms are anticipated in mid 2001.

Other Matters

Research and Development

    Electric research and development expenditures for Wisconsin Public Service totaled $1.8 million for 2000, $1.7 million for 1999, and $1.5 million for 1998. These expenditures were primarily charged to electric operations.

Customer Segmentation

    Twenty-nine paper mills account for 12% of Wisconsin Public Service's electric revenues. There is no single customer, or small group of customers, the loss of which would have a materially adverse effect on the electric business of Wisconsin Public Service in the current regulatory environment.

ELECTRIC OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION

	2000	1999	1998
Operating revenues (Thousands)
Residential and farm	$195,370	$183,163	$164,961
Small commercial and industrial	164,095	151,275	141,203
Large commercial and industrial	134,331	127,056	119,601
Resale and other	82,155	66,428	61,575
Total	$575,951	$527,922	$487,340
Kilowatt-hour sales (Thousands)
Residential and farm	2,797,596	2,747,659	2,627,496
Small commercial and industrial	3,257,034	3,135,669	3,004,134
Large commercial and industrial	4,117,663	4,053,153	3,977,829
Resale and other	2,234,624	1,983,667	1,990,705
Total	12,406,917	11,920,148	11,600,164
Customers served (End of period)
Residential and farm	351,440	345,962	339,881
Small commercial and industrial	42,570	41,394	40,247
Large commercial and industrial	225	220	211
Resale and other	890	875	853
Total	395,125	388,451	381,192
Average kilowatt-hour price (Cents)
Residential and farm	6.98	6.67	6.28
Small commercial and industrial	5.04	4.82	4.70
Large commercial and industrial	3.26	3.13	3.01
Production capacity (Summer - kilowatts)
Steam	1,303,200	1,326,100	1,307,800
Nuclear	204,200	208,000	205,200
Hydraulic	40,700	53,400	53,000
Combustion turbine	386,200	382,736	206,340
Other	7,600	8,600	7,800
Purchased capacity	14,900	14,900	14,750
Total system capacity	1,956,800	1,993,736	1,794,890
Generation and purchases
(Thousands of kilowatt-hours)
Steam	8,295,098	8,055,350	8,513,537
Nuclear	1,565,612	1,823,147	1,526,702
Hydraulic	249,747	250,306	212,607
Purchases and other	2,926,876	2,435,409	1,994,826
Total	13,037,333	12,564,212	12,247,672
Steam fuel costs
(Cents per million Btu)
Fossil	109.990	109.101	105.353
Nuclear	45.241	45.298	41.565
Total	99.766	97.378	95.735
System peak - firm (kilowatts)	1,793,000	1,751,000	1,685,000
Annual load factor	80.05%	77.71%	78.35%

ELECTRIC OPERATING STATISTICS

UPPER PENINSULA POWER COMPANY
	2000	1999	1998
Operating revenues (Thousands)
Residential and farm	$26,329	$25,109	$21,894
Small commercial and industrial	20,968	19,035	16,688
Large commercial and industrial	10,830	10,809	9,773
Resale and other	8,627	7,483	14,310
Total	$66,754	$62,436	$62,665
Kilowatt-hour sales (Thousands)
Residential and farm	269,314	263,742	241,517
Small commercial and industrial	259,445	239,698	223,282
Large commercial and industrial	203,500	226,913	225,565
Resale and other	178,313	147,281	148,153
Total	910,572	877,634	838,517
Customers served (End of period)
Residential and farm	44,460	43,309	42,783
Small commercial and industrial	5,446	5,304	5,286
Large commercial and industrial	12	9	9
Resale and other	386	183	194
Total	50,304	48,805	48,272
Average kilowatt-hour price (Cents)
Residential and farm	9.78	9.57	9.07
Small commercial and industrial	8.08	7.95	7.48
Large commercial and industrial	5.32	4.78	4.34
Production capacity (Summer - kilowatts)
Steam	17,700	17,700	17,700
Hydraulic	30,000	30,000	30,000
Combustion turbine	55,000	55,000	55,000
Purchased capacity	65,000	65,000	55,000
Total system capacity	167,700	167,700	157,700
Generation and purchases
(Thousands of kilowatt-hours)
Steam	524	(451)	4,029
Hydraulic	104,144	126,146	97,988
Purchases and other	890,156	846,088	845,426
Total	994,824	971,783	947,443
Steam fuel costs
(Cents per million Btu)
Fossil	933.630	-	267.943
System peak - firm (kilowatts)	146,100	149,300	137,000
Annual load factor	71.47%	68.65%	74.44%

C. GAS UTILITY MATTERS

Wisconsin Public Service Corporation's Gas Market

    As of December 31, 2000, Wisconsin Public Service provided natural gas distribution service to 230,174 customers in 225 municipalities in northeastern and central Wisconsin, and 5,296 customers in and around the city of Menominee, Michigan, for a total of 235,470 gas distribution customers. This represents an increase of 5,565 customers, or 2.4%, compared to December 31, 1999. The principal cities served include Green Bay, Oshkosh, Sheboygan, Two Rivers, Marinette, Stevens Point, and Rhinelander, in Wisconsin, and the city of Menominee in Michigan.

    The gas distribution business of Wisconsin Public Service has a significant seasonal component and is impacted by varying weather conditions from year-to-year. In the calendar year 2000, 66.3% of its gas sales and 59% of its total gas system throughput occurred during the five winter months of November through March. Total gas throughput includes gas sales and gas delivered for transportation customers. Competition with other forms of energy exists in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Wisconsin Public Service offers interruptible gas sales and gas transportation service for these customers to enable them to reduce their energy costs through the use of natural gas. There are currently 368 gas transportation customers on our system. These customers purchase their gas from other suppliers and contract with Wisconsin Public Service to transport the gas from interstate natural gas pipelines to their facilities. Additionally, 131 customers still purchase their gas commodity directly from Wisconsin Public Service, but have elected to do so on an interruptible basis. These customers continue to switch from firm system supply to either interruptible system supply or transportation service each year as the economics and service options become attractive for them.

    Gas operations also provide interruptible gas service to Wisconsin Public Service electric operations for power generation in combustion turbine peaking generators and for start-up, flame stabilization, and peaking use at the Weston and Pulliam coal-fired plants. Wisconsin Public Service also provides gas service to the 179-megawatt combustion turbine generation facility owned and operated by De Pere Energy LLC, an affiliate of Calpine Corporation, an independent power producer.

    Gas sales for customer-owned power generation use are provided on an interruptible basis, with the power plants maintaining alternate fuel capability.

In 2000, Wisconsin Public Service began to provide interruptible gas supplies to an 83-megawatt combustion turbine owned by Madison Gas and Electric.

    Gas supply has been adequate in Wisconsin, with the only significant constraints being created by the demand of generation peakers. The cost of natural gas has increased four fold during the winter of 2000-2001 due to tight supplies nationwide. Wisconsin Public Service gas customers have absorbed the entire impact of these increases due to the purchased gas adjustment clause, which allows Wisconsin Public Service to pass changes in gas prices directly to customers.

    Total gas deliveries in 2000 for Wisconsin Public Service, including customer-owned gas transported, were 70,264,635 dekatherms, a 5.8% increase over 1999. A dekatherm is equivalent to 10 therms or 1 million Btus of energy. Gas transported for end-user transport customers made up approximately 41.9% or 29,454,364 dekatherms of natural gas delivered.

    Peak day gas throughput for 2000 occurred on Wednesday, December 6, 2000, with a total of 414,176 dekatherms total gas throughput at an average Green Bay temperature of 9.2 degrees Fahrenheit. This compares with the previously reported record gas system throughput of 432,928 dekatherms set on February 2, 1996 at an average Green Bay temperature of -23.8 degrees Fahrenheit.

Gas Supply

General

    Wisconsin Public Service manages a portfolio of gas supply contracts, pipeline transportation services, and storage services designed to meet its varying load pattern at the lowest reasonable cost.

Pipeline Capacity and Storage

    The service territory of Wisconsin Public Service is primarily served by a single interstate pipeline, ANR Pipeline Company. Through ANR's system, Wisconsin Public Service directly or indirectly will access North American natural gas supplies from these major gas-supply areas:

1) Oklahoma, the Texas panhandle, and western Kansas through ANR's Southwest system,

2) the province of Alberta, Canada through the pipelines of NOVA to the Alberta border, TransCanada Pipelines to Emerson, Manitoba, Viking Gas Transmission to Marshfield, Wisconsin, and then into ANR's system, and

3) the Chicago area through ANR's Joliet Hub.

    Wisconsin Public Service holds firm long-term transportation capacity on the pipeline from each of these three supply areas through November 2010. Wisconsin Public Service holds firm transportation capacity with Viking Gas Transmission Company, to deliver gas on a firm basis from its interconnection with TransCanada Pipelines at Emerson, in the Canadian Province of Manitoba, to the interconnection with ANR at Marshfield, Wisconsin. These Canadian gas suppliers hold firm capacity on TransCanada Pipelines from Emerson back into the production areas in Alberta, Canada.

    Because of the substantial daily and seasonal swings in gas usage in our service territory, Wisconsin Public Service also has contracted with ANR for firm underground storage capacity located in Michigan. There are no known geological formations in Wisconsin capable of being developed into underground storage facilities.

    Besides providing the ability to manage significant changes in daily gas demand, storage also provides the ability to purchase gas from the production areas at high load factors, thus minimizing supply costs. During the summer, gas purchased in excess of market demand is injected into storage. During the winter, gas is withdrawn from storage and combined with gas purchased in the production areas to meet the increased winter demand. Gas from storage provides up to 55% of our supply on winter peak days, approximately 26% of our winter sales volumes, and approximately 17% of our total annual sales volumes. Our total firm storage capacity with ANR is 9.2 million dekatherms.

    For winter peak day needs, Wisconsin Public Service also contracts with third-party suppliers for high deliverability storage in production areas. This high deliverability storage service provides a back-up supply of natural gas for our transportation contracts when other supplies cannot be delivered due to production supply losses caused by extremely cold weather in the production areas.

Supply Contracts

    Wisconsin Public Service contracts for fixed-term firm supplies with approximately 12 to 16 suppliers each year for gas produced in each of the three production areas. Due to the current uncertainty regarding the future role of gas utilities in continuing the gas supply function, Wisconsin Public Service has continued to pursue contracting for domestic gas supplies for terms of one year or less. This will minimize potential stranded gas supply contract costs if retail gas deregulation should proceed quickly in Wisconsin. Our supply portfolio, as of December 31, 2000, contained contracts with remaining terms ranging from three months to three years.

    Additional supplies are purchased on the monthly spot market as required to supplement supplies from fixed term firm contracts. Wisconsin Public Service has been an active spot market purchaser since 1985 and has contracts in place with a number of suppliers of spot market gas.

    Wisconsin Public Service will acquire the gas supply and transportation contracts of Wisconsin Fuel and Light after the acquisition of Wisconsin Fuel and Light is completed. Completion of this acquisition is expected in April 2001. Because Wisconsin Public Service and Wisconsin Fuel and Light hold similar gas supply and transportation contracts, the acquisition of the Wisconsin Fuel and Light contracts is expected to have no significant impact on the combined company's cost of gas.

Regulatory Matters in the Wisconsin Jurisdiction

Industry Restructuring

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

    The Wisconsin Public Service rate order for 1999 and 2000 required a study to provide open access to gas suppliers for small commercial customers in the next rate case. In the 2001-2002 rate application, Wisconsin Public Service proposed to facilitate customer choice of natural gas suppliers through the use of its new automated meter reading system. Wisconsin Public Service began installation of the automated meter reading system on a test basis in 1999. The 2001-2002 rate request proposed expansion to the rest of the system in the 2001-2002 time period. This program was approved by the Commission to provide customer choice of gas suppliers for commercial customers in the 20,000 to 75,000 therms per year customer class beginning November 1, 2001. Wisconsin Public Service anticipates expanding this program to all customers as the automated meter reading system is installed on the whole system.

Cost Recovery Mechanism

    Wisconsin Public Service implemented a modified one-for-one gas cost recovery mechanism in January 1999, in response to Public Service Commission of Wisconsin requirements. This method allows for the recovery of all gas supply costs provided those costs meet index-based benchmarks and are not deemed imprudent. Under this method, Wisconsin Public Service has been authorized to recover all gas commodity costs incurred to date.

Gas Supply Plan

    On June 30, 2000, Wisconsin Public Service filed a three-year gas supply plan with the Public Service Commission of Wisconsin detailing its plans to purchase and transport the necessary gas supplies for the period November 2000 through October 2003. The Gas Supply Plan was approved in October 2000.

Customer Rates

    On December 21, 2000, the Public Service Commission of Wisconsin granted Wisconsin Public Service a $4.3 million, or 1.5%, increase in its retail natural gas rates. The rates were effective January 1, 2001. Wisconsin Public Service 2000 gas rates were very competitive in Wisconsin. Rates were 98% of the state average for residential rates and 77% of the state average for commercial and industrial rates.

Regulatory Matters in the Michigan Jurisdiction

Industry Restructuring

    In Michigan, as in Wisconsin, the majority of the largest gas customers have a choice of their natural gas commodity supplier. Gas restructuring for smaller customers in Michigan has been in a pilot phase since 1998 when the three largest utilities in the state voluntarily initiated pilot programs to offer choice of gas suppliers to all customer classes. These pilot programs included frozen gas cost recovery mechanisms and are scheduled to conclude in 2001 and 2002.

    In 2000, the Michigan Public Service Commission staff opened an informal docket to determine how best to continue the customer choice of gas suppliers after the large-company pilot programs terminated. After several rounds of comments, a consensus was reached regarding permanent customer choice of gas suppliers for the largest utilities in the state. The Michigan Public Service Commission and one of the three largest Michigan utilities have agreed to implement the customer choice proposal developed. Approval for a second utility is expected shortly.

    Early in 2001, the Commission staff opened a similar informal docket to move to a consensus on how to provide customer choice of natural gas suppliers for all customer classes for medium-sized natural gas utilities in the state. This does not include Wisconsin Public Service. The process is to involve all interested parties and be completed in the third quarter of 2001 with a consensus method to include the medium-sized utilities in those offering customer choice of natural gas suppliers to all customers.

    The small natural gas utilities in the state, including Wisconsin Public Service, are to propose a customer choice program for all customer classes when it is in the best interests of each utility and its customers. There is no timetable for moving this process to the smaller utilities in the state, such as Wisconsin Public Service, but we intend to provide for customer choice of gas suppliers for all customers following our automated meter reading system implementation in Michigan.

Gas Cost Recovery Plan

    As required, on December 26, 2000, Wisconsin Public Service filed a five-year Gas Cost Recovery Plan with the Michigan Public Service Commission detailing its plan to purchase and transport the necessary gas supplies for the April 2001 through March 2006 period. This Gas Cost Recovery Plan is expected to be approved by the Michigan Public Service Commission in May 2001.

Customer Rates

    Wisconsin Public Service had some of the lowest natural gas rates in Michigan during 2000. Its rates were 93% of the state average for residential rates and 73% of the state average for commercial and industrial rates.

    Wisconsin Public Service has not had a natural gas rate case in Michigan since 1986.

Regulatory Matters in the Federal Energy Regulatory Commission Jurisdiction

    The involvement of Wisconsin Public Service in federal regulatory activities in the natural gas area has been through the Wisconsin Distributor Group. This group is made up of several Wisconsin gas utilities. Although members may file individual interventions, most interventions have been done through the Wisconsin Distributor Group. Past successes in various Federal Energy Regulatory Commission dockets have resulted in substantial refunds for natural gas customers in Wisconsin as well as lower pipeline transportation rates charged by ANR and Viking. Through its membership in the Wisconsin Distributor Group, Wisconsin Public Service participated in a number of dockets at the Federal Energy Regulatory Commission this past year.

    Orders 637, 637-A, and 637-B are the culmination of the Federal Energy Regulatory Commission's Notice of Proposed Rulemaking on the Regulation of Short-term Natural Gas Transportation Services and the Notice of Inquiry on the Regulation of Interstate Natural Gas Transportation Services. Along with other parties, the Wisconsin Distributor Group requested clarification from the Commission on various aspects of these orders. Overall, these orders aligned with the Wisconsin Distributor Group's approach on various topics. The Wisconsin Distributor Group is still pursuing the portion of the order eliminating the right of first refusal for customers of pipelines that have discounted rates. It is the position of the Wisconsin Distributor Group that discounts may be the result of a small window of opportunity and do not necessarily reflect ongoing competitive options. Therefore, customers with discounts may still be subject to the market power of the pipeline and may still need the regulatory protection offered by the right of first refusal.

    Other dockets in which the Wisconsin Distributor Group has participated relate to the compliance filings made by ANR Pipeline Company and Viking Gas Transmission Company in response to Orders 637, 637-A, and 637-B. These dockets are still being worked on by various parties and orders from the Commission are not expected until late in 2001.

    Also during the past year the Federal Energy Regulatory Commission initiated Docket No. PL00-1-000, concerning natural gas transportation policies needed to facilitate development of competitive natural gas markets. The Commission scheduled a number of conferences to gather input from natural gas industry participants. The Wisconsin Distributor Group attended the first conference held in September 2000 concerning the liquidity of the natural gas market.

    On-going activities in which Wisconsin Public Service will be participating as a member of the Wisconsin Distributor Group include the:

1) pipeline compliance filings made in response to Federal Energy Regulatory Commission Orders 637, 637-A and 637-B,

2) the Federal Energy Regulatory Commission's continued efforts in Docket No. PL00-1-000, concerning natural gas transportation policies needed to facilitate development of competitive natural gas markets, and

3) continued monitoring of various dockets filed by ANR Pipeline Company and Viking Gas Transmission Company at the Federal Energy Regulatory Commission.

Merger Activity

    Industry restructuring has been accompanied by merger activity in the region, which could impact the competitive environment. During 2000, Wisconsin Public Service announced a merger with Wisconsin Fuel and Light, a gas distribution company serving approximately 50,000 customers in the Manitowoc and Wausau areas of Wisconsin. Hearings before the Public Service Commission of Wisconsin were held in December 2000. It is anticipated that the Public Service Commission of Wisconsin will approve this merger in March of 2001, and the merger will be implemented shortly thereafter. In 2000, Wisconsin Fuel and Light had $56.6 million in revenues and $2.4 million in net income. Wisconsin Fuel and Light has over 1,100 miles of gas mains and approximately 120 employees.

GAS OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION
	2000	1999	1998
Operating revenues (Thousands)
Residential	$147,413	$114,610	$ 96,223
Small commercial and industrial	28,912	21,922	19,333
Large commercial and industrial	64,766	43,980	37,482
Other	23,428	11,009	12,073
Total	$264,519	$191,521	$165,111
Therms delivered (Thousands)
Residential	203,383	190,797	172,007
Small commercial and industrial	45,083	42,457	38,104
Large commercial and industrial	123,657	112,528	103,226
Other	34,427	27,085	29,182
Total therm sales	406,550	372,867	342,519
Transportation	294,544	289,748	265,573
Total	701,094	662,615	608,092
Customers served (End of period)
Residential	213,976	208,975	203,665
Small commercial and industrial	18,285	17,647	17,656
Large commercial and industrial	2,840	2,952	2,454
Other	1	1	1
Transportation customers	368	330	282
Total	235,470	229,905	224,058
Average therm price (Cents)
Residential	72.48	60.07	55.94
Small commercial and industrial	64.13	51.63	50.74
Large commercial and industrial	52.38	39.08	36.31

D. WPS POWER DEVELOPMENT, INC

    WPS Power Development develops, owns, and operates nonregulated electric generation facilities and provides services to the electric power generation industry nationwide. Services include project development, engineering and management services, and operation and maintenance services. WPS Power Development has expertise in cogeneration, distributed generation, generation from renewables, and generation plant repowering projects. As of December 31, 2000, WPS Power Development had 163 employees, the majority of which are members of the International Brotherhood of Electrical Workers Local 1600 Union.

    WPS Power Development owns:

  two-thirds of the Stoneman Power Plant, a 53 megawatt coal-fired merchant steam plant located in southwestern Wisconsin.
  92 megawatts of hydro and fossil-fueled generation assets located in northern Maine and New Brunswick, Canada, the 460-megawatt coal-fired Sunbury Generation Station in Pennsylvania, the 30-megawatt Westwood Generating Station, which burns waste anthracite coal material, i.e., culm, located in Pennsylvania, two-thirds of a facility in Kentucky which produces synthetic fuel from coal fines which can be burned in boilers, steam boilers in Arkansas and Oregon, and
  landfill and wood waste gas generating facilities in Wisconsin.

    WPS Power Development reached agreement in 2000 with Sierra Pacific Resources to acquire its 545-megawatt natural gas- and oil-fired Tracy/Pinon Power Station. The sale of Tracy/Pinon, which is subject to approval and review by various regulatory agencies, is expected to close some time in the year 2001. Under the agreement, Sierra Pacific will buy energy and ancillary services from WPS Power Development at agreed-upon prices, subject to a collar, over an as yet undetermined time frame. After this period, energy sales become subject to the Federal Energy Regulatory Commission generation tariff until WPS Power Development receives approval of the Federal Energy Regulatory Commission to apply market-based rates.

    The annual coal requirements for WPS Power Development owned plants is estimated at 1.2 million tons. Of this amount, approximately 50% will be met through the burning of coal silt. In 2000, WPS Power Development purchased all of its coal supplies on the spot market. In 2001, WPS Power Development expects to supply approximately 60% of its annual coal needs through annual coal contracts and its reserves of coal and coal silt. WPS Power Development has approximately a 10 year reserve of coal silt. The remaining coal requirements will be purchased through the spot market. Various reserves of coal silt were acquired with the Sunbury power plant acquisition.

    In 2001, coal transportation for approximately 25% of annual coal requirements will be supplied under a one-year contract with Norfolk Southern Railroad.

    All the Federal Energy Regulatory Commission hydroelectric facility licenses held by WPS Power Development are current. The 33-megawatt hydroelectric facility owned in New Brunswick, Canada is not subject to licensing.

    Although identifiable price peaks do not occur at any certain time of the year, WPS Power Development believes the nonregulated energy market is subject to seasonal impacts. Generally in the summer months, the demand for electric energy is high which increases the price at which energy can be sold. In periods of high fuel consumption, generally the winter months, the purchase price of coal and natural gas increases.

    Equity and working capital requirements of WPS Power Development are generally financed through the holding company, WPS Resources. Project nonrecourse debt financing has been put in place for the generation plants owned by WPS Power Development.

    Of WPS Power Development's approximately 650 megawatts of existing capacity, fixed price contracts are in place to sell approximately 350 megawatts. Of this, 250 megawatts are firm commitments. The remainder of the energy production of WPS Power Development is sold on the spot market.

    Although WPS Power Development operates in the nonregulated energy market, the existence of various long-term out-take contracts entered into as part of the generation asset acquisition agreements mitigates some of the impact of spot market competition.

    WPS Power Development's synthetic coal facility was moved successfully from Alabama to Kentucky, in 2000, and is producing coal briquettes according to expectations. In order to realize optimum benefits from this project, WPS Power Development intends to sell part of its interest in the facility to realize the full economic potential of the project. This action has been slowed due to issues currently being raised by the Internal Revenue Service with respect to synthetic fuel projects in general. In 2000, WPS Power Development recognized a deferred tax asset of approximately $11.0 million reflecting tax credits from this project and a few other small projects that will be carried forward to reduce the regular tax liability of WPS Resources in future years. Current plans call for a closer match of the facility's production levels with our ability to use the tax credits each year until WPS Power Development sells a portion of the project.

    WPS Power Development has reached an agreement to build and operate a 50-megawatt electric cogeneration facility adjacent to a paper manufacturing plant located in Combined Locks, Wisconsin. The natural gas-fired combustion turbine, with a heat recovery boiler, will provide electricity to the wholesale electric marketplace through WPS Energy Services. Process steam will also be sold to the paper manufacturer. Construction of the facility is estimated to cost less than $50 million with construction beginning in the second quarter of 2001 and completion by year-end. WPS Power Development is currently in the process of obtaining all necessary permits and regulatory approvals. The facility will be owned by Combined Locks Energy Center, LLC, a subsidiary of WPS Power Development.

    The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone non-attainment area. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. WPS Power Development has acquired emission credits sufficient to meet all emission requirements through the year 2002. The Environmental Protection Agency may be issuing tighter restrictions for 2003 and beyond. Although WPS Power Development has emission credits for 2003, it is unknown whether these will be sufficient to meet the, as yet undisclosed, new requirements of the Environmental Protection Agency. It is estimated that WPS Power Development will incur approximately $23 million in capital costs over the next three years to address environmental regulations at its Sunbury facility.

E. WPS ENERGY SERVICES, INC.

    WPS Energy Services is a diversified nonregulated energy supply and services company with principal operations in Illinois, Maine, Michigan, Ohio, and Wisconsin. WPS Energy Services operates in the retail and wholesale nonregulated energy marketplace. Emphasis is on servicing commercial, industrial, and wholesale customers in the northeast quadrant of the United States. Wholesale products are provided on a nationwide basis. WPS Energy Services provides individualized energy supply options and strategies that allow customers to manage energy needs while capitalizing on opportunities resulting from deregulation. WPS Energy Services provides natural gas, electric, and alternate fuel products, real-time energy management services, energy utilization consulting, and project management. WPS Energy Services has 88 employees as of December 31, 2000.

    During 2000, WPS Energy Services expanded its operations in Maine to include retail electric service and was selected to be the standard offer provider in northern Maine for a three-year period beginning on March 1, 2001. WPS Energy Services also reached agreement with WPS Power Development to purchase 50 megawatts of electric energy from the Sunbury generation station for resale into the PJM energy market. In January 2001, WPS Energy Services contracted with Alternative Energy Inc. for 37 megawatts of electric supply from its biomass plant in Ashland, Maine. WPS Energy Services also has contracted with its sister company, WPS Power Development, for 50 megawatts of supply.

    WPS Energy Services will be the majority owner in a natural gas storage facility that it is developing in Michigan. The facility, expected to be operational in 2001, will have a capacity of 3 billion cubic feet of natural gas. This additional storage capacity will allow increased supply reliability to customers in Michigan and greater flexibility in meeting peak day energy requirements.

    WPS Energy Services is actively involved in the electric and gas commodities market. WPS Energy Services enters into market transactions rather than specific purchase agreements to secure energy resources in order to meet energy commitments. The majority of commitments to deliver energy are addressed through long-term transactions and enhanced through spot market purchases.

    WPS Energy Services markets and uses its patented energy management system called DENet. DENet provides customers the capability to manage their energy consumption on a real-time basis and generate reports on historical energy use through the Internet. DENet's flexibility allows a customer to monitor utility and process parameters related to gas, electricity, water, steam, temperature, and production output. WPS Energy Services uses DENet to remotely control the operation of WPS Power Development plants through its 24-hour marketing desk. Employees in numerous locations have access to plant operations through the system.

    WPS Energy Services believes that its business, in the aggregate, is not seasonal. Certain of its products do sell more heavily in some seasons than in others. Sales of natural gas generally peak in the winter months, while sales of electric energy generally peak in the summer months.

    Capital requirements of WPS Energy Services are financed through the holding company, WPS Resources.

    Although WPS Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from the paper and forest products industry. Management does not feel that this situation poses any significant risk to the ongoing operation of WPS Energy Services.

    WPS Energy Services operates in nonregulated energy markets. Its competitors consist of regulated utilities, large energy traders, and other energy marketers. WPS Energy Services competes with other energy providers on the basis of price, service, consumer convenience, performance, and reputation.

    WPS Energy Services is not directly subject to any significant environmental regulations at this time.

    See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for additional information regarding nonregulated operations.

F. ENVIRONMENTAL MATTERS

    WPS Resources and its subsidiaries are subject to federal, state, and local regulations regarding environmental impacts of their operations on air and water quality and solid waste. The application of federal and state restrictions to protect the environment can involve review, certification, or issuance of permits by various federal and state authorities, including the United States Environmental Protection Agency and the various states' environmental agencies, including the Wisconsin Department of Natural Resources. These restrictions may limit, prevent, or substantially increase the cost of the operation of generation facilities and may require substantial investments in new equipment at existing installations. Such restrictions may require substantial additional investments for new projects and may delay or prevent completion of projects. We cannot forecast the effects of such regulation on our generation, transmission, and other facilities or operations.

    Wisconsin Public Service is subject to regulation by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources with respect to thermal and other discharges from its power plants, into Lake Michigan and other waters of Wisconsin. Wastewater discharge permits, with a term of five years, were re-issued by the Wisconsin Department of Natural Resources for the Kewaunee plant in 2000. Applications for permit renewals for Wisconsin Public Service's Pulliam and Weston generation facilities were submitted in 2000. Revisions to state water quality rules under the Great Lakes Initiative are not expected to result in any significant changes when wastewater permits are reissued in 2001 for the Pulliam and Weston plants. Wisconsin Public Service is not aware of any significant changes in future operations at its jointly-owned plants at Columbia or Edgewater as a result of the Great Lakes Initiative.

    The ash disposal site for Upper Peninsula Power's John H. Warden Station was closed in 1993. Subsequent groundwater testing indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed and a revised remedial action plan was developed. The plan was submitted to the Michigan Department of Environmental Quality for approval in 1999. A liability of $1.5 million and a regulatory asset of $1.5 million have been recorded for estimated future expenditures associated with this site. Upper Peninsula received an order permitting deferral of these costs.

    Other matters pertaining to the environment regarding gas plant cleanup and air quality issues are discussed in Legal Proceedings, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13 to the Financial Statements.

G. CAPITAL REQUIREMENTS

    WPS Resources and Wisconsin Public Service will make large investments in capital assets. Construction expenditures are expected to be approximately $486 million for the period 2001 through 2003. This includes expenditures for the replacement of the Kewaunee plant steam generators, investment in automated meter reading, and construction of a proposed transmission line from Wausau, Wisconsin to Duluth, Minnesota. Other Wisconsin Public Service capital requirements for the three-year period include Kewaunee decommissioning trust fund contributions of $7.8 million.

    Upper Peninsula Power will incur construction expenditures of approximately $52 million for the period 2001 through 2003, primarily for electric distribution improvements and repairs at hydro facilities.

    The $249.8 million purchase of the Tracy/Pinon facilities, by WPS Power Development, may be financed with nonrecourse debt and an equity infusion from WPS Resources. In addition, WPS Power Development is committed to the development of the Combined Locks Energy Center, which is not expected to exceed $50 million. There are no commitments for additional acquisition expenditures for the nonregulated subsidiaries at this time. Future nonregulated projects will be financed through nonrecourse project financings to the extent possible.

    WPS Resources uses internally generated funds and short-term borrowing to temporarily satisfy its capital requirements. WPS Resources may periodically issue additional long-term debt and common stock to reduce short-term debt and maintain desired capitalization ratios.

    WPS Resources filed a shelf registration with the Securities and Exchange Commission, which allows the issuance of an aggregate of $400 million of long-term debt and common stock. Long-term debt of $150 million was issued under the shelf registration in November 1999 to reduce short-term debt and provide equity infusions to subsidiaries. Wisconsin Public Service also has a shelf registration providing additional debt capacity of $52 million. In December 1999, we began to purchase shares of WPS Resources common stock on the open market for the Stock Investment Plan. This was discontinued in January 2001, when WPS Resources began issuing new shares for the Stock Investment Plan.

    WPS Resources anticipates issuing the following additional debt and equity financing in 2001:
Nonregulated Variable Rate Tax Exempt Bonds	$ 20 - $ 28 million
In the second quarter 2001

Common Stock	$ 50 - $100 million
In the second or third quarter of 2001

Unsecured Debt	$100 - $150 million
In the third quarter 2001

Fading Lien Bonds - Wisconsin Public Service	$100 - $150 million
In the third or fourth quarter of 2001

    Specific forms of financing, amounts, and timing may change due to the availability of projects, market conditions, and other factors.

    In addition, WPS Resources will issue approximately 1.8 million new shares of common stock in the first half of 2001 for completion of the merger of Wisconsin Fuel and Light into Wisconsin Public Service.

    See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 13 regarding "Future Utility Expenditures."

H. EMPLOYEES

    At December 31, 2000, WPS Resources and its subsidiaries employed 3,030 people. Of this number, 2,568 were employed by Wisconsin Public Service and 165 were employed by Upper Peninsula Power, with the remainder employed by WPS Resources and its remaining subsidiaries.

    Of the Wisconsin Public Service employees, 2,044 were electric utility employees and 524 were gas utility employees. Local 310 of the International Union of Operating Engineers represents 1,246 of these employees. The current collective bargaining agreement with Local 310 expires on October 25, 2003.

    Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO represents 126 employees of Upper Peninsula Power. The current collective bargaining agreement with Local 510 expires on April 30, 2002.

    Local 1600 of the International Brotherhood of Electrical Workers, AFL-CIO represents approximately 104 employees at the Sunbury generation station owned and operated by a subsidiary of WPS Power Development. The current collective bargaining agreement with Local 1600 expires on May 12, 2002.

ITEM 2. PROPERTIES

A. UTILITY

Wisconsin Public Service Facilities

   The following table summarizes information on the electric generation facilities of Wisconsin Public Service, including jointly-owned facilities:

Type	Name	Location	Fuel	Rated Capacity (a) (Kilowatts)

Steam	Pulliam	Green Bay, WI	Coal	395,800 (b)
	Weston	Wausau, WI	Coal and Gas	491,100 (c)
	Kewaunee	Kewaunee, WI	Nuclear	206,200 (d)
	Columbia - Units 1 & 2	Portage, WI	Coal	342,000 (d)
	Edgewater Unit 4	Sheboygan, WI	Coal	105,800 (d)
_________
Total Steam				1,540,900

Hydro	Various (15 Plants)			52,900 (e)
Combustion Turbine and Diesel	Various (8 Plants)		Gas, Oil, or Diesel	381,340 (f)
_________
Total System				1,975,140

(a) Based on July 2001 capacity ratings.

(b) This plant has six units.

(c) This plant has three units. Two units burn only coal and the other unit can burn coal or natural gas.

(d) These facilities are jointly-owned by Wisconsin Public Service, Wisconsin Power and Light, and Madison Gas and Electric. Wisconsin Public Service operates the Kewaunee plant. The Columbia and Edgewater units are operated by Wisconsin Power and Light. The capacity indicated is our portion of total plant capacity based on the percent of ownership. The Kewaunee plant's ownership is based on the percent of ownership before the proposed acquisition of Madison Gas and Electric's share of the plant in late 2001.

(e) Includes 12,400 kilowatts purchased from Wisconsin River Power.

(f) Wisconsin Public Service and Marshfield Electric and Water Department jointly own 75,500 kilowatts of combustion turbine summer peaking capacity. Wisconsin Public Service is the operator of these jointly-owned facilities. Included is 174,700 kilowatts of summer rated capacity from the De Pere Energy Center gas turbine in De Pere. Wisconsin Public Service accounts for the De Pere Energy Center unit as a capital lease.

    As of December 31, 2000, Wisconsin Public Service owned 57 transmission substations with a transformer capacity of 5,730,610 kilovolt-amperes, 110 distribution substations with a transformer capacity of 3,205,810 kilovolt-amperes, 1,563 miles of electric transmission lines, and 20,038 miles of electric distribution lines. Effective January 1, 2001, all transmission property of Wisconsin Public Service was transferred to American Transmission Company.

    Gas properties include approximately 5,454 miles of main, 70 gate and city regulator stations, and 219,478 lateral services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

    Substantially all of our utility plant is subject to a first mortgage lien.

Upper Peninsula Power Facilities

    The following table summarizes information on the electric generation facilities of Upper Peninsula Power:
Type	Name	Location	Fuel	Rated Capacity (a) (Kilowatts)

Steam	Warden (b)	L'Anse, MI	Coal/Gas	17,700

Hydro	Various (9 plants)(c)		Hydro	37,910

Combustion Turbine	Portage Gladstone	Houghton, MI Gladstone, MI	Oil Oil	27,500 27,500
				_______
Total System				110,610

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

    Upper Peninsula Power owns 802 miles of electric transmission and 2,753 miles of electric distribution lines.

    Substantially all of Upper Peninsula Power's utility plant is subject to a first mortgage lien.

B. NONREGULATED

    The following table summarizes information on the electric generation facilities of WPS Power Development, including jointly-owned facilities:
Type	Name	Location	Fuel	Rated Capacity (a) (Kilowatts)

Steam	Stoneman Caribou Sunbury Westwood Wyman	Cassville, WI Northern Maine Shamokin Dam, PA Tremont, PA Yarmouth, ME	Coal Oil Coal Culm Oil	55,000 (a) 23,000 425,000 30,000 21,000 (b)

Hydro	Squa Pan Caribou Tinker	Northern Maine Northern Maine New Brunswick, Canada	Hydro Hydro Hydro	1,400 900 33,500

Combustion Turbine and Diesel	Various (6 Plants)		Gas, Oil, or Diesel	70,400
				_______
Total System				660,200

(a)    The Stoneman facility is owned by Mid-American Power, LLC. PDI Stoneman, Inc. (a wholly-owned subsidiary of WPS Power Development, Inc.) and B. M. Stoneman, Inc., (a wholly-owned subsidiary of Burns and McDonnell) own 66-2/3% and 33-1/3%, respectively, of Mid-American Power, LLC.

(b)    WPS Power Development owns a 3.3455% interest in the Wyman plant. The plant is an 619-megawatt oil-fired facility.

ITEM 3. LEGAL PROCEEDINGS

Spent Nuclear Fuel Disposal

    See the section titled Spent Nuclear Fuel Disposal under Part I, Item 1B, ELECTRIC UTILITY MATTERS, Fuel Supply, for a description of various proceedings relating to spent nuclear fuel.

Funding Decontamination and Decommissioning of Federal Facilities

    See the section titled Funding Decontamination and Decommissioning of Federal Facilities under Part I, Item 1B, ELECTRIC UTILITY MATTERS, Fuel Supply, for a description of various proceedings relating to decontamination and decommissioning liabilities.

Environmental

   On December 14, 2000, Wisconsin Public Service received a request for information from the United States Environmental Protection Agency under Section 114 of the Clean Air Act seeking information on the electric generating facilities owned and operated by Wisconsin Public Service. A response to the information request was filed with the Environmental Protection Agency on January 16, 2001, which included information regarding projects and work performed at the Weston and J.P. Pulliam power plants, from 1975 to the present costing $250,000 or more. In situations involving other electric generating facilities (not owned or operated by Wisconsin Public Service), the Environmental Protection Agency has initiated enforcement actions relating to work performed on utility boilers. As set forth in the response to the Section 114 request projects costing $250,000 or more have been undertaken by Wisconsin Public Service for the facilities subject to the Section 114 request. To date, no claims have been made against Wisconsin Public Service. The Environmental Protection Agency is in the process of reviewing the information provided by Wisconsin Public Service.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of common stockholders during the fourth quarter of the fiscal year. The merger of Wisconsin Public Service and Wisconsin Fuel and Light was approved by the preferred stockholders of Wisconsin Public Service in December 2000.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information about outside directors is included in our proxy statement for the Annual Meeting of Shareholders of WPS Resources which is scheduled to be held on May 3, 2001.
A. EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION

Name and Age		Current Position and Business Experience During Past Five Year	Effective Date

Larry L. Weyers	55	Chairman, President, and Chief Executive Officer	02-12-98
		President and Chief Executive Officer	05-01-97
		President and Chief Operating Officer	01-01-96

Patrick D. Schrickel	56	Executive Vice President	12-29-96
		Vice President	12-09-93

Daniel P. Bittner	57	Senior Vice President and Chief Financial Officer	10-17-99
		Vice President and Chief Financial Officer	05-01-97
		Vice President	12-29-96
		Senior Vice President-Customer Service	05-09-94*

Thomas P. Meinz	54	Senior Vice President-Public Affairs	12-24-00
		Vice President-Public Affairs	02-12-98
		Vice President-Power Supply and Engineering	02-23-97*
		Power Supply and Engineering Executive	01-14-96*
		Senior Corporate Planning Executive	05-09-94*

Phillip M. Mikulsky	52	Senior Vice President-Development	02-12-98
		Vice President-Development	09-01-95

Bradley W. Andress	46	Vice President-Marketing	01-09-00
		Vice President-Marketing	09-01-98*
		Vice President-Marketing, Lund Holding International	10-28-95
		Vice President-Sales, Plastics Inc, Division of Newell	11-01-94

Ralph G. Baeten	57	Vice President-Treasurer	10-17-99
		Treasurer	12-09-93

Diane L. Ford	47	Vice President-Controller and Chief Accounting Officer	07-11-99
		Controller and Chief Accounting Officer	05-01-97
		Controller	12-15-93

Richard E. James	47	Vice President-Corporate Planning	12-29-96
		Vice President-Corporate Planning	08-01-95*

Neal A. Siikarla	53	Vice President	06-01-98
		Treasurer, Northern States Power - Wisconsin	06-01-92

Bernard J. Treml	51	Vice President-Human Resources	02-12-98
		Vice President-Human Resources	05-09-94*

Glen R. Schwalbach	55	Assistant Vice President-Corporate Planning	12-29-96
		Assistant Vice President-Corporate Planning	07-28-96*
		Assistant Vice President-Gas Engineering and Supply	06-01-90*

Barth J. Wolf	43	Secretary and Manager-Legal Services	09-19-99
		Assistant Secretary and Manager-Legal Services	07-12-98
		Manager-Legal and Risk Management	05-19-96*
		Administrator-Risk Management	03-01-92*

George R. Wiesner	43	Assistant Controller	12-15-96
		Director-Financial Accounting ESI/PDI	08-25-96*
		Financial Reporting Supervisor	05-01-87*

* Identifies experience with Wisconsin Public Service Corporation. All officers listed above are also officers of Wisconsin Public Service with the exception of Bradley W. Andress, Phillip M. Mikulsky, Richard E. James, Neal A. Siikarla, Glen R. Schwalbach, and George R. Wiesner.

B. EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION

Name and Age		Current Position and Business Experience During Past Five Year	Effective Date

Larry L. Weyers	55	Chairman and Chief Executive Officer	02-12-98
		President and Chief Executive Officer	05-04-97
		President and Chief Operating Officer	01-01-96

Patrick D. Schrickel	56	President and Chief Operating Officer	02-12-98
		Executive Vice President	12-29-96
		Senior Vice President-Finance and Corporate Services	05-09-94

Daniel P. Bittner	57	Senior Vice President and Chief Financial Officer	10-17-99
		Senior Vice President-Finance	05-17-98
		Senior Vice President-Finance and Corporate Services	12-29-96
		Senior Vice President-Customer Service	05-09-94

Thomas P. Meinz	54	Senior Vice President-Public Affairs	12-24-00
		Vice President-Public Affairs	02-12-98
		Vice President-Power Supply and Engineering	02-23-97
		Power Supply and Engineering Executive	01-14-96
		Senior Corporate Planning Executive	05-09-94

Ralph G. Baeten	57	Vice President-Treasurer	08-01-95

Lawrence T. Borgard	39	Vice President-Transmission and Engineering	07-23-00
		Vice President-Transmission	07-11-99
		General Manager-Transmission	04-05-98
		Manager-Transmission Planning & Operations	04-06-97
		Regulatory Compliance Supervisor	09-08-96
		Transmission Planning Engineer	02-11-96
		Electrical Engineer	11-01-89

Diane L. Ford	47	Vice President-Controller	07-11-99
		Controller	03-01-92

Wayne J. Peterson	42	Vice President-Distribution and Customer Service	02-12-98
		Assistant Vice President-Customer Service	02-23-97
		Manager-System Operations	10-01-95

Bernard J. Treml	51	Vice President-Human Resources	05-09-94

David W. Harpole	45	Assistant Vice President-Energy Supply	11-12-00
		Manager-Corporate Services	04-19-98*
		Manager-Power Plant Design and Construction	03-10-96*
		Manager-Power Plant Design and Construction	07-01-95

Barth J. Wolf	43	Secretary and Manager-Legal Services	09-19-99
		Assistant Secretary and Manager-Legal Services	07-12-98
		Manager-Legal and Risk Management	05-19-96
		Administrator-Risk Management	03-01-92
* Identifies experience with WPS Resources Corporation.
NOTE: All ages are as of December 31, 2000. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

In 2000, Charles A. Schrock, left his position as Senior Vice President-Energy Supply of Wisconsin Public Service Corporation to become an officer in Nuclear Management Company, LLC. Mark L. Marchi, Vice President-Nuclear, passed away in 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WPS Resources Corporation Common Stock Two-Year Comparison

Share Data	Dividends Per Share	Price Range
		High	Low

2000
1st Quarter	$ .505	26-11/16	22-5/8
2nd Quarter	.505	32-1/4	25-1/4
3rd Quarter	.515	33-1/4	29-5/8
4th Quarter	.515	39	30-1/16
Total	$2.04

1999
1st Quarter	$ .495	35-3/4	29-1/4
2nd Quarter	.495	32-1/4	28-3/8
3rd Quarter	.505	30-11/16	27-13/16
4th Quarter	.505	29-1/16	24-1/4
Total	$2.00

Dividend Restrictions

    WPS Resources' principal subsidiary, Wisconsin Public Service, is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Wisconsin Commission. Special dividends may be declared in order to maintain Wisconsin Public Service's common equity levels consistent with those allowed by the Public Service Commission of Wisconsin. Wisconsin law prohibits Wisconsin Public Service from making loans to WPS Resources and its nonregulated subsidiaries and guaranteeing their obligations.

    At December 31, 2000, WPS Resources had $347.6 million of retained earnings available for dividends.

    Upper Peninsula Power's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $4.1 million of consolidated retained earnings were available at December 31, 2000, for the payment of common stock cash dividends by Upper Peninsula Power.

Common Stock

Listed: New York Stock Exchange

Ticker Symbol: WPS

Transfer Agent and Registrar:	Firstar Bank, N.A. P. O. Box 2077 Milwaukee, Wisconsin 53201

    As of December 31, 2000, there were 24,029 common stock shareholders of record.
ITEM 6. SELECTED FINANCIAL DATA

WPS RESOURCES CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND FINANCIAL STATISTICS (1996 TO 2000)

Year Ended December 31 (Thousands, except share amounts)	2000	1999	1998	1997	1996

Total operating revenues	$1,951,574	$1,098,540	$1,063,736	$ 935,837	$ 916,449

Net income	66,993	59,565	46,631	55,809	52,885

Total assets	2,816,141	1,816,548	1,510,387	1,435,804	1,463,316

Preferred stock of subsidiaries	51,168	51,193	51,200	51,645	51,656

Long-term debt	709,972	634,502	393,037	347,015	349,054

Shares of common stock less treasury stock and shares in deferred compensation trust

Outstanding at December 31	26,409	26,780	26,502	26,518	26,537
Average	26,463	26,644	26,511	26,527	26,545

Basic and diluted earnings per average share of common stock	$2.53	$2.24	$1.76	$2.10	$1.99

Dividend per share of common stock	2.04	2.00	1.96	1.92	1.88

Stock price	$36-13/16	$25-1/8	$35-1/4	$33-13/16	$28-1/2
Book value per share	$20.55	$20.03	$19.52	$19.56	$19.24
Return on average equity	12.4%	11.3%	9.0%	10.8%	10.3%
Number of common stock shareholders	24,029	25,020	26,319	27,369	27,922
Number of employees	3,030	2,900	2,673	2,902	3,032

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (1998 TO 2000)

(Millions)	2000	1999	1998

Operating revenues	$840.5	$719.4	$652.5
Earnings on common stock	70.4	67.1	54.1
Total assets (at December 31)	1,503.2	1,409.9	1,267.6
Long-term debt, net (at December 31)	370.0	373.1	304.0

Coverage
Times interest earned before income taxes	4.40	4.71	4.48
Times interest earned after income taxes	3.20	3.41	3.29
Times interest and preferred dividends
earned after income taxes	2.93	3.08	2.93

Weather information
Cooling degree days	330	481	519
Cooling degree days as a percent of normal	70.7%	103.0%	107.0%
Heating degree days	7,841	7,273	6,530
Heating degree days as a percent of normal	98.2%	91.7%	82.4%

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

2000 Compared with 1999

WPS Resources Corporation Overview

    WPS Resources' 2000 and 1999 results of operations are shown in the following chart:
WPS Resources' Results (Millions, except share amounts)	2000	1999	Change

Consolidated operating revenues	$1,951.6	$1,098.3	78%
Net income	67.0	59.6	12%
Basic and diluted earnings per share	$2.53	$2.24	13%

    The substantial revenue growth was largely due to increased gas and electric sales at WPS Energy Services and increased sales at WPS Power Development as we acquire additional customers and expand into new markets. Part of the increase in revenues was a result of the record high unit cost of natural gas experienced in 2000. Gas cost per therm was 43% higher in 2000 than in 1999. The high unit cost of gas is reflected in both revenues and cost of sales, thus having little impact on margin.

    The increase in net income and earnings per share was the result of higher electric and gas utility margins and increases in WPS Energy Services' electric and gas margins. Additionally, a higher margin on operating activities along with additional tax credits received at WPS Power Development contributed to higher income. Partially offsetting these factors were increases in operating and interest expenses, coupled with costs associated with an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes.

Overview of Utility Operations

    Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power, and the gas utility operations at Wisconsin Public Service. Net income from electric utility operations was $60.7 million in 2000 compared with $56.1 million in 1999. Net income from gas utility operations was $11.6 million in 2000 and $11.2 million in 1999. The primary reasons for higher utility net income were a Wisconsin retail electric rate increase and increased gas sales volumes as the result of winter weather that was 8% colder in 2000 than in 1999.

Electric Utility Operations

    The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $29.7 million, or 8%, primarily due to a 4.6% Wisconsin retail electric rate increase at Wisconsin Public Service which became effective on January 1, 2000. This rate increase was primarily intended to recover additional fuel and purchased power costs for the year. The 2000 electric rate increase also took into account the expected gain on the sale of utility assets which is discussed under "Other Electric and Gas Utility Expenses/Income."
Electric Utility Results (Thousands)	2000	1999	1998

Revenues	$623,786	$582,471	$543,260
Fuel and purchased power	198,980	187,399	167,256
Margin	$424,806	$395,072	$376,004

Sales in kilowatt-hours	12,565,011	12,503,487	12,172,432

    Although our consolidated kilowatt-hour sales were only slightly up, partially due to a 31% cooler summer in 2000 than in 1999, consolidated revenues increased 7% due to the Wisconsin retail electric rate increase at Wisconsin Public Service.

    Our consolidated fuel expense increased $15.7 million, or 14%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generation plants. In addition, the average cost of generation at the combustion turbine plants increased 90% largely as a result of a higher unit cost of natural gas. Generation costs at the Kewaunee Nuclear Power Plant decreased 14% in 2000 due to its scheduled outage for refueling and maintenance in the second quarter of 2000. A similar outage did not occur in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant. Our consolidated purchased power expense decreased $4.1 million, however, largely due to a 5% decrease in the cost per kilowatt-hour of power purchases made by Wisconsin Public Service in 2000 compared with 1999.

    The Public Service Commission of Wisconsin allows Wisconsin Public Service the opportunity to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Annual 2000 fuel costs were within this 2% window and, accordingly, no adjustment was initiated.

Gas Utility Operations

    The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $5.4 million, or 7%, in 2000 due to an increase in therm sales.
Gas Utility Results (Thousands)	2000	1999	1998

Revenues	$264,519	$191,521	$165,111
Purchase costs	185,143	117,582	104,608
Margin	$ 79,376	$ 73,939	$ 60,503

Sales in therms	701,094	662,615	608,029

    Winter weather was a factor for Wisconsin Public Service's gas operations in 2000. Weather was 8% colder in 2000 than in 1999; however, weather was 2% warmer than normal in 2000. Wisconsin Public Service's gas revenues increased $73.0 million, or 38%, as the result of a 43% increase in the average unit cost of natural gas coupled with a 6% increase in overall therm sales.

    Wisconsin Public Service's gas purchase costs increased $67.6 million, or 57%. This increase resulted from a higher average unit cost of natural gas and higher gas volumes purchased of 10%. The higher unit cost of natural gas is reflected in both revenues and gas purchases, thus having little impact on margin.

    Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Electric and Gas Utility Expenses/Income

    Utility operation and maintenance expenses increased $22.3 million. Electric utility operation and maintenance expenses increased $18.4 million primarily due to costs associated with the scheduled outage and other maintenance activities at the Kewaunee plant.

    Higher earnings of $6.2 million on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income at Wisconsin Public Service also included a gain of $3.8 million on the sale of a combustion turbine which Wisconsin Public Service constructed for another Wisconsin utility. The Public Service Commission of Wisconsin considered this gain in the Wisconsin retail electric rate adjustment which was effective January 1, 2000.

Overview of Nonutility and Nonregulated Operations

    Nonutility operations refer to the activities of Wisconsin Public Service and Upper Peninsula Power which do not fall under utility regulation. Nonregulated operations consist of the gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development company. Nonregulated operations also include those of WPS Resources and WPS Resources Capital as holding companies and other nonregulated companies.

    WPS Energy Services' net income improved to $1.7 million in 2000 compared with a loss of $3.5 million in 1999. Income at WPS Power Development also improved. WPS Power Development's net income was $0.9 million in 2000 compared with a loss of $3.8 million in 1999.

    Other nonutility and nonregulated operations experienced a loss of $7.9 million in 2000 compared with a loss of $0.5 million in 1999. The increased loss was primarily due to additional interest expense, increased operating expenses, and a cost of $3.8 million for an electric energy contract entered into by WPS Resources in 2000 as a hedge against potential summer energy price spikes.

Overview of WPS Energy Services

    WPS Energy Services' principal business involves nonregulated gas sales. Revenues at WPS Energy Services grew to $955.6 million in 2000 compared with $292.2 million in 1999, an increase of 227%. This increase was the result of additional gas and electric sales volumes coupled with a higher unit cost of natural gas. The higher unit cost of gas is also reflected in cost of sales, thus having little impact on margin. Income increased $5.2 million in 2000 due to a larger increase in electric and gas margins than in the related other operating expenses.

WPS Energy Services' Margins

    The consolidated nonregulated gas margin represents nonregulated gas revenues less nonregulated gas cost of sales exclusive of intercompany transactions. The nonregulated gas margin at WPS Energy Services increased $6.7 million largely due to increased sales volumes.
WPS Energy Services Gas Results (Thousands)	2000	1999	1998

Nonregulated gas revenues	$919,448	$288,020	$330,046
Nonregulated gas cost of sales	908,103	283,409	326,060
Margin	$ 11,345	$ 4,611	$ 3,986

    Gas revenues at WPS Energy Services more than tripled in 2000 compared with 1999. This increase was due to sales volumes that doubled as the result of additional sales in the wholesale market and general business growth. In addition, a large portion of the increase was due to a higher unit cost of natural gas in 2000.

    WPS Energy Services' gas cost of sales tripled due to additional gas purchases coupled with a higher unit cost of natural gas.

    Electric margins at WPS Energy Services increased $4.2 million in 2000. Electric revenues at WPS Energy Services were $33.8 million in 2000 and $3.4 million in 1999. This increase in revenue resulted from additional electric sales in Pennsylvania and Maine associated with the WPS Power Development assets that were acquired in the second and fourth quarters of 1999. Electric purchases increased $26.2 million due to additional sales volumes.

WPS Energy Services' Other Expenses

    Other operating expenses at WPS Energy Services increased $4.2 million, or 42%, primarily due to greater payroll and other operational costs associated with business expansion.

Overview of WPS Power Development

    Income at WPS Power Development was $0.9 million in 2000 compared with a loss of $3.8 million in 1999. The increase in income was primarily due to a higher margin on operating activities and additional tax credits. Partially offsetting these factors were higher operating and interest expenses.

    Tax credits at WPS Power Development increased approximately $16.7 million in 2000. A portion of these tax credits, subject to the limitations of the alternative minimum tax provisions, were used to reduce our current income tax liability. Approximately $11 million of these tax credits have been carried forward to reduce our tax liability in future years.

    A large portion of the tax credits at WPS Power Development relate to the operations of the ECO #12 synthetic fuel operation. Production at ECO #12 was higher than anticipated in 2000 despite the physical relocation of the project from Alabama to Kentucky during 2000. ECO #12 was taken out of operation in April 2000 to prepare for relocation, and WPS Power Development began operation of the facilities in the new location on September 1, 2000. In order to receive optimum benefits from this project, WPS Power Development intends to sell part of its interest in ECO #12. This action has been slowed due to issues currently being raised by the Internal Revenue Service with respect to synthetic fuel projects in general. The current plans call for a closer match of the facility's production level with our ability to use the tax credits that are available for the current year until a sale of a portion of the project is finalized.

    In addition, WPS Power Development reversed $0.9 million of previously recorded losses in the first quarter of 2000 as a result of an equity contribution to the ECO #12 synthetic fuel project by the minority owner. Prior to this transaction, WPS Power Development had been recording 100% of the operating losses of this project because the minority owner's equity had been reduced to zero; however, it was only allocated 66.7% of the tax credits. Through an agreement with the minority owner, WPS Power Development is receiving 100% of the tax credits and operating results from the project until the minority owner is able to contribute further capital to fund its share of the operating costs.

WPS Power Development's Margin on Operating Activities and Other Expenses

    WPS Power Development experienced an increase of $17.2 million in its margin on operating activities in 2000. This increase was largely due to the operation of the electric generation facilities acquired in Maine and Canada in the second quarter of 1999 and those in Pennsylvania in the fourth quarter of 1999. Other operating expenses at WPS Power Development increased $27.2 million in 2000 due to maintenance and higher production costs at its generation plants in Pennsylvania. Costs associated with the investigation and start-up of new projects at WPS Power Development also increased in 2000. Higher interest expense of $6.3 million in 2000 was largely due to nonrecourse debt put in place to finance the plant acquisitions.

    Additional costs at the Sunbury generation plant in Pennsylvania lowered results at WPS Power Development, particularly in the fourth quarter of 2000. This included higher production costs, higher maintenance costs (both planned and accelerated) and increased costs of replacement power while the plant was undergoing maintenance. The decision was made to move some maintenance scheduled in future years into 2000 to coincide with other plant downtime. The accelerated maintenance at the Sunbury plant should enhance availability in 2001 and future years.

1999 Compared with 1998

WPS Resources Corporation Overview

    WPS Resources' 1999 and 1998 results of operations are shown in the following chart:
WPS Resources' Results (Millions, except share amounts)	1999	1998	Change

Consolidated operating revenues	$1,098.5	$1,063.7	3%
Net income	59.6	46.6	28%
Basic and diluted earnings per share	$2.24	$1.76	27%

    The primary reasons for the higher earnings were increased sales volumes at Wisconsin Public Service coupled with the implementation of new Wisconsin retail electric and gas rates and the elimination of net trading losses at WPS Energy Services.

Overview of Utility Operations

    Net income from electric utility operations was $56.1 million in 1999 and $50.5 million in 1998. Net income from gas utility operations was $11.2 million in 1999 and $5.9 million in 1998. The primary reasons for higher utility net income were increased sales volumes coupled with the implementation of new Wisconsin retail electric and gas rates.

Electric Utility Operations

    Our consolidated electric utility margin increased $19.1 million. This increase was due to increased sales volumes at Wisconsin Public Service coupled with the January 15, 1999 implementation of new Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 6.3% increase in electric rates.

    Our consolidated electric utility revenues increased $39.2 million primarily due to the electric rate increase at Wisconsin Public Service. A 3% increase in overall kilowatt-hour sales at Wisconsin Public Service also contributed to higher electric revenues. Included in 1998 electric revenues, but not in 1999 electric revenues, were surcharge revenues at Wisconsin Public Service of $3.8 million related to the recovery of the deferred costs for the Kewaunee plant's 1997 steam generator repairs.

    Our consolidated fuel expense increased $3.0 million as a result of increased generation requirements at Wisconsin Public Service's combustion turbine and nuclear generation plants in 1999. Partially offsetting this factor was a decrease in production at Wisconsin Public Service's coal-fired generation plants as a result of both scheduled and unscheduled maintenance activities.

    Our consolidated purchased power requirements increased $17.2 million primarily due to additional purchase requirements at both Wisconsin Public Service and Upper Peninsula Power in 1999. Purchase requirements increased 20% at Wisconsin Public Service due to the lack of production at its coal-fired generation plants during the time they were off-line for maintenance in 1999. In addition, the cost of purchases was 13% higher in 1999 than in 1998.

    Annual 1999 fuel costs at December 31, 1999 were within the 2% fuel window authorized by the Public Service Commission of Wisconsin and, accordingly, no adjustment was made to electric rates for 1999 fuel costs.

Gas Utility Operations

    The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $13.4 million in 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates and to an increase in therm sales.

    Wisconsin Public Service's gas operating revenues increased $26.4 million. This increase was due to the implementation of new Wisconsin retail gas rates and a 9% increase in overall therm sales as a result of colder weather in 1999. Although the winter weather was 11% colder in 1999 than in 1998, it was still 8% warmer than normal.

    Gas utility revenues in 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to Wisconsin Public Service's customers. Gas purchase costs in 1998 were likewise reduced as this $7.5 million refund was credited to gas expense.

    Wisconsin Public Service's gas purchase costs increased $13.0 million due to increased sales and to a higher unit cost of natural gas.

Other Electric and Gas Utility Expenses/Income

    Other utility operating expenses at Wisconsin Public Service increased $12.6 million primarily due to higher customer service expenses of $5.1 million related to conservation expenditures, and higher pension costs of $3.4 million due to a change in the assumptions used to calculate this expense. Also contributing to increased operating expenses were higher medical benefit expenses of $1.2 million and higher electric distribution expenses of $1.2 million.

    Maintenance expense at Wisconsin Public Service increased $7.2 million primarily due to additional costs of $8.0 million at its coal-fired generation plants and $1.6 million at its other power generation plants for both scheduled and unscheduled maintenance activities. Offsetting these costs was a decrease in maintenance expense of $8.5 million at the Kewaunee plant. A scheduled refueling outage at the Kewaunee plant in 1998 caused 1998 nuclear maintenance expenses to be higher. In addition, $3.8 million in deferred costs for the Kewaunee plant's 1997 steam generator repairs were recognized in 1998. Maintenance of overhead distribution lines increased $4.7 million in 1999 due to additional tree trimming, line clearance, and storm damage repairs.

Overview of Nonutility and Nonregulated Operations

    WPS Energy Services experienced a loss of $3.5 million in 1999 compared with a loss of $6.9 million in 1998. Losses at WPS Power Development were $3.8 million in 1999 and $2.4 million in 1998. Although margins on nonregulated energy sales continued to grow, losses were experienced due to operating expenses associated with new facilities, market expansion, and the pursuit of additional projects. Nonutility operations in 1999 included a one-time special dividend of $0.5 million. This special dividend was related to a land sale from an investment held at Wisconsin Public Service. Nonregulated earnings in 1998 included a one-time dividend of $2.0 million received by WPS Resources from a venture capital investment.

Overview of WPS Energy Services, Inc.

    Revenues at WPS Energy Services were $292.2 million in 1999 compared with $351.3 million in 1998, a decrease of 17%. The revenue decrease was attributable to a combination of lower overall natural gas prices experienced in 1999, and a deliberate change in the wholesale product mix. WPS Energy Services experienced an improvement in operating results, reducing net losses by 49% in 1999. The primary reason for the decrease in losses was the elimination of trading losses that occurred in 1998. WPS Energy Services implemented a deliberate shift in focus within its trading unit to emphasize capturing present opportunities in the market rather than taking a position in anticipation of a future market movement. While not without risk, this lower-risk approach did yield gains in 1999. WPS Energy Services also experienced an increase in total gas margin due to improved gas procurement operations and processes, and an increased emphasis on creation of wholesale products providing greater value, thus higher margin, to customers in the wholesale marketplace. Partially offsetting these factors was a one-time pretax write-down of $0.7 million related to an investment in a gas production field.

WPS Energy Services' Margins

    Gas margins at WPS Energy Services increased $0.6 million in 1999. Gas revenues decreased $42.0 million and gas cost of sales decreased $42.6 million as the result of lower overall natural gas market prices and an increased emphasis on higher quality and lower-risk wholesale products rather than a large volume of wholesale transactions with lower margins. Improvements in gas procurement processes also contributed to lower cost of sales.

    Electric margins remained fairly stable. Electric revenues decreased $17.1 million as the result of WPS Energy Services' efforts to focus participation in the wholesale electric markets where transactions were based on physical generation assets controlled by an affiliate of WPS Resources.

WPS Energy Services' Other Expenses

    Other operating expenses at WPS Energy Services increased $1.0 million primarily due to costs of $0.7 million associated with entering into expanded retail customer-choice programs. Improved processes and strategies emphasizing reduced risk at WPS Energy Services resulted in a gas trading gain in 1999 compared with gas trading losses of $4.9 million in 1998. Essentially no electric trading losses were experienced in 1999 compared with a $1.2 million loss in 1998.

Overview of WPS Power Development

    The increase in losses in 1999 at WPS Power Development was primarily due to additional costs incurred for the development and operation of newly acquired facilities and the evaluation of new projects.

    WPS Power Development experienced an increase of $9.5 million in its margin on operating generation facilities in 1999. This increase was due to the operation of the electric generation assets acquired in Maine and Canada on June 8, 1999, and in Pennsylvania on November 1, 1999. Other operating expenses at WPS Power Development increased $10.5 million largely due to operating expenses related to the electric generation assets acquired during 1999. Higher operating expenses at the ECO #12 synthetic fuel operation also contributed to the increase. Partially offsetting increased expenses at ECO #12 was the benefit of tax credits received for these operations. Although ECO #12 experienced problems with materials and customers in the early part of 1999, these problems were resolved and sales increased significantly. Additional costs related to the pursuit and development of new projects also contributed to higher operating expenses at WPS Power Development in 1999.

Overview of Other Nonutility and Nonregulated Operations

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

BALANCE SHEET - WPS RESOURCES CORPORATION

2000 Compared With 1999

    As the result of WPS Energy Services marking to market its energy contracts and gas in storage in 2000, our balance sheet grew by approximately $660.0 million. The mark-to-market accounting is reflected in both assets and liabilities from risk management activities and the gas in storage inventory account.

    Customer and other receivables increased $185.5 million as the result of additional sales volumes at both WPS Energy Services and Wisconsin Public Service. The higher unit cost of natural gas experienced, especially in December of 2000, also contributed to the increased receivables balance. Likewise, accounts payable increased $230.9 million largely due to the additional sales volumes and the higher unit cost of natural gas.

    Long-term debt increased $76.1 million as the result of WPS Power Development obtaining nonrecourse financing related to the Sunbury generation plant in the second quarter of 2000. Commercial paper increased $39.7 million largely to finance capital needs.

FINANCIAL CONDITION - WPS RESOURCES CORPORATION

Investments and Financing

    Special common stock dividends of $50.0 million were paid by Wisconsin Public Service to WPS Resources in 2000. Equity infusions of $75.0 million were made by WPS Resources to Wisconsin Public Service in 2000. The special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its 1999 rate order.

    Cash requirements exceeded internally generated funds by $107.5 million in 2000. Short-term borrowings through commercial paper increased $39.7 million. Long-term debt increased $76.1 million mainly due to the issuance of $83.7 million of nonrecourse debt related to the Sunbury generation plant. The Sunbury plant was originally financed with short-term debt. Our pretax interest coverage, including nonrecourse debt, was 2.27 times for the 12 months ended December 31, 2000. See the table below for WPS Resources' credit ratings.
Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation
Senior unsecured debt	AA	Aa3
Commercial paper	A1+	P1
Trust preferred securities	A+	aa3

Wisconsin Public Service Corporation
Bonds	AA+	Aa1
Preferred stock	AA	aa2
Commercial paper	A1+	P1

    We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We seek nonrecourse debt for funding nonregulated acquisitions. We may periodically issue additional long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.

    The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors.

    In October 1999, we filed a shelf registration with the Securities and Exchange Commission which allowed the issuance of $400.0 million in the aggregate of public long-term debt and common stock. Long-term debt of $150.0 million has been issued under the shelf registration. Wisconsin Public Service has a shelf registration which provides $52.0 million of remaining debt financing capacity. During 2000, we repurchased $10.5 million of common stock for our stock option plan and other corporate purposes including our employee stock ownership plan. Effective January 2001, we began issuing new shares of common stock for our Stock Investment Plan and for some of our stock-based employee benefit plans.

    Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $486.0 million in the aggregate for the 2001 through 2003 period. This includes expenditures for replacement of the Kewaunee plant's steam generators. In addition, other capital requirements for Wisconsin Public Service for the three-year period include contributions of approximately $7.8 million to the Kewaunee plant's decommissioning trust fund.

    Upper Peninsula Power is expected to incur construction expenditures of about $52.0 million in the aggregate for the period 2001 through 2003, primarily for electric distribution improvements and repairs at hydro facilities.

    In April 2000, Sunbury Generation, LLC, a subsidiary of WPS Power Development, obtained $83.7 million of nonrecourse financing which is secured by the Sunbury generation plant. Sunbury Holdings, LLC, a subsidiary of WPS Power Development, financed its purchase of CinCap VI, LLC with internally generated funds from WPS Resources.

    We anticipate issuing the following additional debt and equity financing in 2001:
By	Timeframe	Form of Financing	Amount
Nonregulated	Second quarter	Variable rate tax exempt bonds	$ 20 - $ 28 million
WPS Resources	Second/third quarter	Common stock	$ 50 - $100 million
Wisconsin Public Service	Third quarter	Fading lien bonds	$100 - $150 million
WPS Resources	Third/fourth quarter	Unsecured debt	$100 - $150 million

    Specific forms of financing, amounts, and timing may change due to the availability of projects, market conditions, and other factors.

Electric Reliability

    WPS Resources purchased a 50-megawatt fixed-price physical electric energy contract for the months of June, July, and August of 2000. The contract allowed for the purchase of electricity at a fixed price, and the sale of that electricity at a floating or market-based price shortly before delivery. The contract was intended for earnings protection against summer energy price spikes in the event of a loss of generation units. The summer of 2000 was extremely mild, and we did not experience any of the anticipated energy price spikes. As a result, WPS Resources incurred a cost of $3.8 million under the electric energy contract.

Regulatory

    On December 21, 2000, Wisconsin Public Service received an order from the Public Service Commission of Wisconsin authorizing a 5.4% increase in retail electric rates and a 1.5% increase in retail gas rates for 2001 and 2002. A 12.1% return on equity was approved. The new rates were implemented on January 1, 2001. The Public Service Commission of Wisconsin did not approve a 2002 rate reopener but acknowledged that pursuant to statutes, Wisconsin Public Service may request a reopener at any time.

    On October 13, 2000, Upper Peninsula Power filed a $5.7 million rate increase with the Michigan Public Service Commission. A final rate order should be issued in 2001. Upper Peninsula Power has not experienced a rate increase since 1994.

Merger with Wisconsin Fuel and Light Company

    On July 13, 2000, we signed a merger agreement with Wisconsin Fuel and Light Company. Under the agreement, Wisconsin Fuel and Light shareholders will receive 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light's common stock. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources' common stock exceeds $33.96 per share or is less than $27.79 per share. The market price is defined as the average of the closing price of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective date of the merger. The merger remains subject to (i) approval by the Public Service Commission of Wisconsin; (ii) receipt of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; and (iii) the satisfaction of various other conditions.

    A majority of the outstanding preferred shareholders of Wisconsin Public Service approved the merger, allowing Wisconsin Fuel and Light to merge into Wisconsin Public Service. A majority of the Wisconsin Fuel and Light shareholders approved the merger in November of 2000. The merger will be accounted for under the purchase method of accounting and is expected to be completed in April of 2001.

Acquisition of Generation Facilities

    Sunbury Holdings, LLC, a subsidiary of WPS Power Development, purchased CinCap VI, LLC on September 1, 2000. CinCap VI is the owner of the 30-megawatt Westwood generation facility located in Pennsylvania. As of January 1, 2001, CinCap VI, LLC changed its name to WPS Westwood Generation, LLC.

    On October 27, 2000, Sierra Pacific Power Company agreed to sell its Tracy/Pinon Power Station located near Reno, Nevada to WPS Power Development. The 545-megawatt facility consists of several natural gas and oil-fired generation units and includes a coal gasification project that had been co-funded by the United States Department of Energy. The arrangement includes a temporary purchase power agreement to sell the power generated by Tracy/Pinon to Sierra Pacific. The purchase price of $249.8 million is subject to taxes and other adjustments at closing. Closing is expected to occur sometime in 2001. We expect to finance a portion of this purchase with non-recourse debt.

    WPS Power Development reached an agreement to build and operate a 50-megawatt electric cogeneration facility in Combined Locks, Wisconsin. The facility will provide electricity to wholesale customers through WPS Energy Services. Construction of the facility is expected to begin in the second quarter of 2001 with completion by the end of 2001.

TRENDS - WPS RESOURCES CORPORATION

Regulatory Standards

    Wisconsin Public Service and Upper Peninsula Power follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and their financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating each utility. For Wisconsin Public Service these include the Public Service Commission of Wisconsin, 90% of revenues; the Michigan Public Service Commission, 2% of revenues; and the Federal Energy Regulatory Commission, 8% of revenues. In addition, the Kewaunee plant is regulated by the Nuclear Regulatory Commission. Environmental matters are primarily governed by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources.

Impact of New Accounting Standard

    We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. This statement requires derivative instruments to be recorded at their fair value as assets or liabilities on the balance sheet. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met.

    We concluded that the majority of contracts at our utility subsidiaries and at WPS Power Development for the purchase, sale, and storage of natural gas, electricity, coal, and nuclear fuel do not meet the definition of a derivative as defined under Statement No. 133. The majority of such contracts, therefore, are not subject to the accounting requirements of Statement No. 133. Wisconsin Public Service entered into a limited number of commodity contracts that meet the definition of a derivative. We believe that any gains or losses resulting from the settlement of these contracts will be collected from, or refunded to, retail customers. Derivative assets and liabilities that are recorded as a result of these derivative contracts will be offset with corresponding regulatory assets and liabilities. A limited number of other derivative contracts were designated as fair value hedges. Future changes in the fair value of these derivative contracts will be recognized in earnings with offsetting changes in the value of the hedged item also recorded in earnings. At January 1, 2001, Wisconsin Public Service recorded a derivative asset and an offsetting regulatory liability of approximately $17 million. The cumulative effect on income was not significant.

    WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold to customers at firm prices. WPS Energy Services also utilizes derivatives to manage market risk associated with anticipated energy purchases as well as trading activities. Primarily as a result of a change in strategic focus that resulted in a shift in customer mix, WPS Energy Services, in applying Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," concluded in the first quarter of 2000 that its energy contracts were trading contracts. Accordingly, WPS Energy Services recorded its energy contracts at fair value on the balance sheet, with changes in fair value recognized in earnings. Because WPS Energy Services marks to market its energy trading contracts in accordance with Issue 98-10 and does not anticipate designating any derivative contracts as hedges for accounting purposes, the adoption of Statement No. 133 is not expected to have a material impact at WPS Energy Services.

Electric Utility Restructuring - Wisconsin

    Electric reliability continues to be the primary issue for the Public Service Commission of Wisconsin. In 1999, Wisconsin enacted the Reliability 2000 Act which addressed asset cap relief provisions, the transfer of transmission assets into a state-wide transmission company, targets for retail electric sales from renewable resources, and ratepayer funding of public benefits spending. The priorities of the Public Service Commission of Wisconsin in 2000 included:

  a market power study;
  formation of American Transmission Company, LLC;
  utility membership in Midwest Independent System Operator;
  the proposed transmission line between Weston, Wisconsin and Duluth, Minnesota; and
  ratepayer financing of public benefit spending and transferring responsibility for conservation, load management, and public benefits to the Wisconsin Department of Administration.

Market Power Study

    A consultant performed a market power analysis of Wisconsin's and the Upper Peninsula of Michigan's electric markets for the Public Service Commission of Wisconsin. As a result of the analysis, the Commission concluded that complete and immediate deregulation is not in the best interest of the public, especially given the recent developments in California. The Commission agreed that more transmission capacity is needed and contracts between electric generators and customers may mitigate market power issues. Additionally, the Commission concluded that complex horizontal market power issues will require further study before actions to mitigate market power are considered.

Transmission

    On January 1, 2001, all of the investor-owned utilities in eastern Wisconsin, including Wisconsin Public Service, transferred their transmission assets to and became owners of American Transmission Company. By joining American Transmission Company, the utilities became eligible for relief from the holding company system asset cap limitation on nonregulated investments. Until a Regional Transmission Operator is operational, American Transmission Company will own and operate the eastern Wisconsin transmission system. Wisconsin Public Service transferred transmission assets with a net book value of approximately $60 million to $70 million to American Transmission Company for an approximate 12% ownership interest. The ownership interest will fluctuate as additional assets are contributed or more companies join American Transmission Company. We expect income under equity accounting for the investment in American Transmission Company to be similar to Wisconsin Public Service's current earnings on its transmission assets.

    Final approval of the proposed transmission line between Weston, Wisconsin and Duluth, Minnesota is expected in 2001. This project will be transferred to American Transmission Company upon completion of hearings with the Public Service Commission of Wisconsin. The hearings are expected to be completed in the first quarter of 2001. WPS Resources will be funding the equity portion of this transmission project and receiving additional ownership interest in American Transmission Company.

Electric Utility Restructuring - Michigan

    In June 2000, legislation was enacted which provides electric customers the right to choose their generation supplier by January 1, 2002. Wisconsin Public Service, Upper Peninsula Power, the Michigan Public Service Commission, and other utilities are developing systems to accommodate the new law, develop open access tariffs, and implement business practices. Preliminary tariffs are expected in the first quarter of 2001.

Gas Utility Restructuring - Wisconsin

    In its 2001-2002 Wisconsin retail rate application, Wisconsin Public Service proposed to facilitate customer choice of natural gas suppliers through the use of its new automated meter reading system. The proposal was approved by the Public Service Commission of Wisconsin and will provide customer choice of gas suppliers for commercial customers beginning on November 1, 2001. This program will be expanded to all customers as the automated meter reading system is installed system-wide.

Gas Utility Restructuring - Michigan

    The majority of Michigan's largest gas customers are allowed to choose their natural gas commodity supplier. Gas restructuring for smaller customers remains in a pilot phase. The smaller Michigan natural gas utilities, including Wisconsin Public Service, are to propose a customer choice program for all customer classes when it is in the best interests of each utility and its customers. Wisconsin Public Service intends to provide customer choice to its Michigan customers following the implementation of its automated meter reading system in that state.

Utility Restructuring - Federal Energy Regulatory Commission

    Wisconsin Public Service transferred its electric transmission assets to American Transmission Company on January 1, 2001 in exchange for an ownership interest in the company. American Transmission Company implemented new Federal Energy Regulatory Commission tariffs, subject to refund, on January 1, 2001.

    Wisconsin Public Service and Upper Peninsula Power joined the Midwest Independent System Operator in June of 2000. The Midwest Independent System Operator filed to become a Regional Transmission Organization in October of 2000.

Environmental

    Wisconsin Public Service continues to investigate the environmental cleanup of eight manufactured gas plant sites. The cleanup of the Stevens Point manufactured gas plant site has been substantially completed with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Future undiscounted investigation and cleanup costs for the remaining seven sites is estimated to be in the range of $35.7 million to $42.2 million. These estimates may be adjusted in the future contingent upon remedial technology, regulatory requirements, and the assessment of natural resources damages.

    Wisconsin Public Service currently has a $37.4 million liability recorded for gas plant cleanup with an offsetting regulatory asset (deferred charge). Management believes that cleanup costs net of insurance recoveries, but not the carrying costs associated with the cleanup expenditures, will be recoverable in current and future customer rates. Wisconsin Public Service has received $12.6 million in insurance recoveries which have been recorded as a reduction in the regulatory asset.

    The state of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area in southern Wisconsin. The nitrogen oxide reductions begin in 2003, and the requirements are gradually increased through 2007. This reduction plan affects Edgewater Unit 4. Wisconsin Public Service owns 31.8% of this unit. A compliance plan for Edgewater Unit 4 was initiated in 2000. The plan includes a combination of combustion optimization and emission trading at a potential cost of approximately $5.0 million. The state of Wisconsin is also seeking voluntary reductions from units outside the ozone non-attainment area which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with nitrogen oxide compliance.

    The Wisconsin Department of Natural Resources initiated a rulemaking effort aimed at the control of mercury emissions. Coal-fired generation plants are likely to be the target of this effort. A draft of the rule has not been released and the effect on Wisconsin Public Service is not yet known. If restrictive limits are adopted, the costs could be significant.

    On November 3, 1999, the Environmental Protection Agency announced that it was pursuing an enforcement initiative against seven utilities, or their subsidiaries, located in the Midwest and the South as well as the Tennessee Valley Authority. The enforcement initiative alleges that the utilities may have undertaken projects at certain coal-fired generation plants in violation of the Clean Air Act. The Environmental Protection Agency is seeking penalties and the installation of additional pollution-control equipment at these plants.

    As a continuation of this initiative, the Environmental Protection Agency requested, on December 14, 2000, that Wisconsin Public Service provide information related to projects undertaken at its Pulliam and Weston plants. This information was submitted on January 6, 2001. Wisconsin Power and Light Company, the operator of units co-owned with Wisconsin Public Service, also submitted information related to projects undertaken at the Columbia and Edgewater plants.

    The Sunbury plant, acquired by WPS Power Development in November 1999, currently purchases emission allowances to comply with air regulations. Additional technology may be required by 2003 in order to comply with nitrogen oxide standards. Expenditures for this technology could be significant.

Kewaunee Nuclear Power Plant

    On September 29, 1998, Wisconsin Public Service and Madison Gas and Electric Company entered into an agreement pursuant to which Wisconsin Public Service will acquire Madison Gas and Electric's 17.8% share of the Kewaunee plant. This agreement, the closing of which is contingent upon Nuclear Regulatory Commission approval and steam generator replacement scheduled for the fall of 2001, will result in Wisconsin Public Service's ownership interest in the Kewaunee plant increasing to 59%.

    On January 1, 2001, Wisconsin Public Service's administrative employees at the Kewaunee plant transferred to Nuclear Management Company, LLC. As a result of these employees leaving the Wisconsin Public Service benefit plans, a curtailment loss of $8.7 million was experienced. The majority of the curtailment loss was deferred as a regulatory asset. A settlement gain is anticipated in 2001 as withdrawals are made. The majority of the settlement gain will be recorded as a regulatory liability.

    Wisconsin Public Service anticipates a significant increase in Kewaunee operating costs in 2001 due to expenditures related to Nuclear Regulatory Commission compliance requirements and is seeking regulatory approval to defer all incremental costs for recovery in the next rate proceeding.

IMPACT OF INFLATION

    Our financial statements are prepared in accordance with accounting principles generally accepted in the United States and report operating results in terms of historic cost. The statements provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, Wisconsin Public Service's and Upper Peninsula Power's projected operating costs are recoverable in revenues. Because rate forecasting assumes inflation, most of the inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, Wisconsin Public Service and Upper Peninsula Power are only allowed to recover the historic cost of plant via depreciation.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

    Wisconsin Public Service Corporation is a regulated electric and gas utility. Electric operations accounted for approximately 69% of 2000 revenues, while gas operations contributed 31% to 2000 revenues.

2000 Compared with 1999

Overview

    Wisconsin Public Service's 2000 and 1999 results of operations are shown in the following chart:
Wisconsin Public Service's Results (Millions)	2000	1999	Change

Operating revenues	$840.5	$719.4	17%
Net income	70.4	67.1	5%

    Net income from electric utility operations was $58.2 million in 2000 compared with $54.1 million in 1999. Net income from gas utility operations was $11.6 million in 2000 and $11.2 million in 1999. The primary reason for higher utility net income was a Wisconsin retail electric rate increase and increased gas sales volumes as the result of winter weather that was 8% colder in 2000 than in 1999.

Electric Utility Operations

    Wisconsin Public Service's electric utility margin increased $27.4 million, or 8%, primarily due to a 4.6% Wisconsin retail electric rate increase which became effective on January 1, 2000. This rate increase was primarily intended to recover additional fuel and purchased power costs for the year. The 2000 electric rate increase also took into account the expected gain on the sale of utility assets which is discussed under "Other Electric and Gas Utility Expenses/Income."
Electric Utility Results (Thousands)	2000	1999	1998

Revenues	$575,951	$527,922	$487,340
Fuel and purchased power	191,148	170,560	152,783
Margin	$384,803	$357,362	$334,557

Sales in kilowatt-hours	12,406,917	11,920,148	11,600,164

    Electric utility revenues increased $48.0 million, or 9%, due to a 4% increase in overall sales volume coupled with the Wisconsin retail electric rate increase. Sales volumes increased in spite of summer weather that was 31% cooler in 2000 than in 1999.

    Fuel expense increased $15.4 million, or 14%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generation plants. In addition, the average cost of generation at the combustion turbine plants increased 90% largely as a result of a higher unit cost of natural gas. Generation costs at the Kewaunee Nuclear Power Plant decreased 14% in 2000 due to its scheduled outage for refueling and maintenance in the second quarter of 2000. A similar outage did not occur in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant. Purchased power expense decreased $5.2 million, however, largely due to a 5% decrease in the cost per kilowatt-hour of power purchases made by Wisconsin Public Service in 2000 compared with 1999.

    The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Annual 2000 fuel costs at December 31, 2000 were within this 2% window and, accordingly, no adjustment was initiated.

Gas Utility Operations

    Wisconsin Public Service's gas utility margin increased $5.4 million, or 7%, in 2000. This increase was primarily due to an increase in therm sales.
Gas Utility Results (Thousands)	2000	1999	1998

Revenues	$264,519	$191,521	$165,111
Purchase costs	185,143	117,582	104,608
Margin	$ 79,376	$ 73,939	$ 60,503

Sales in therms	701,094	662,615	608,029

    Winter weather was a factor for gas operations in 2000. Weather was 8% colder in 2000 than in 1999; however, weather was 2% warmer than normal in 2000. Gas revenues increased $73.0 million, or 38%, as the result of a 43% increase in the average unit cost of natural gas coupled with a 6% increase in overall therm sales.

    Gas purchase costs increased $67.6 million, or 57%. This increase resulted from a higher average unit cost of natural gas and higher gas volumes purchased of 10%. The higher unit cost of natural gas is reflected in both revenues and gas purchases, thus having little impact on margin.

    Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Electric and Gas Utility Expenses/Income

    Utility operation and maintenance expenses increased $20.6 million. Electric utility operation and maintenance expenses increased $16.6 million primarily due to costs associated with the scheduled outage and other maintenance activities at the Kewaunee plant.

    Higher earnings of $6.2 million on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income in 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income also included a gain of $3.8 million on the sale of a combustion turbine which Wisconsin Public Service constructed for another Wisconsin utility. The Public Service Commission of Wisconsin considered this gain in the Wisconsin retail electric rate adjustment which was effective January 1, 2000.

1999 Compared with 1998

Overview

    Wisconsin Public Service's 1999 and 1998 results of operations are shown in the following chart:
Wisconsin Public Service's Results (Millions)	1999	1998	Change

Operating revenues	$719.4	$652.5	10%
Net income	67.1	54.1	24%

    Net income from electric utility operations was $54.1 million in 1999 and $47.0 million in 1998. Net income from gas utility operations was $11.2 million in 1999 and $5.9 million in 1998. The primary reasons for higher utility net income were increased sales volumes coupled with the implementation of new Wisconsin retail electric and gas rates.

Electric Utility Operations

    The electric utility margin increased $22.8 million in 1999 due to increased sales volumes coupled with the January 15, 1999 implementation of new Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 6.3% increase in electric rates.

    Electric utility revenues increased $40.6 million primarily due to the electric rate increase. A 3% increase in overall kilowatt-hour sales also contributed to higher electric revenues. Included in 1998 electric revenues, but not in 1999 electric revenues, were surcharge revenues of $3.8 million related to the recovery of the deferred costs for the Kewaunee plant's 1997 steam generator repairs.

    Fuel expense increased $2.7 million as a result of increased generation requirements at the combustion turbine and nuclear generation plants in 1999. Partially offsetting this factor was a decrease in production at the coal-fired generation plants as a result of both scheduled and unscheduled maintenance activities.

    Purchased power requirements increased $15.1 million primarily due to additional purchase requirements. Purchase requirements increased 20% due to the lack of production at its coal-fired generation plants during the time they were off-line for maintenance in 1999. In addition, the cost of purchases was 13% higher in 1999 than in 1998.

    Annual 1999 fuel costs at December 31, 1999 were within the 2% fuel window and, accordingly, no adjustment was made to electric rates for 1999 fuel costs.

Gas Utility Operations

    The gas utility margin increased $13.4 million in 1999. This increase was primarily due to the implementation of a Public Service Commission of Wisconsin rate order which authorized a 5.1% increase in Wisconsin retail gas rates and to an increase in therm sales.

    Gas operating revenues increased $26.4 million. This increase was due to the implementation of new Wisconsin retail gas rates and a 9% increase in overall therm sales as a result of colder weather in 1999. Although the winter weather was 11% colder in 1999 than in 1998, it was still 8% warmer than normal.

    Gas utility revenues in 1998 were reduced by $7.5 million for refunds from ANR Pipeline Company which were passed on to Wisconsin Public Service's customers. Gas purchase costs in 1998 were likewise reduced as this $7.5 million refund was credited to gas expense.

    Gas purchase costs increased $13.0 million due to increased sales and to a higher unit cost of natural gas.

Other Electric and Gas Utility Expenses/Income

    Utility operating expenses increased $12.6 million primarily due to higher customer service expenses of $5.1 million related to conservation expenditures, and higher pension costs of $3.4 million due to a change in the assumptions used to calculate this expense. Also contributing to increased operating expenses were higher medical benefit expenses of $1.2 million and higher electric distribution expenses of $1.2 million.

    Maintenance expense increased $7.2 million primarily due to additional costs of $8.0 million at the coal-fired generation plants and $1.6 million at the other power generation plants for both scheduled and unscheduled maintenance activities. Offsetting these costs was a decrease in maintenance expense of $8.5 million at the Kewaunee plant. A scheduled refueling outage at the Kewaunee plant in 1998 caused 1998 nuclear maintenance expenses to be higher. In addition, $3.8 million in deferred costs for the Kewaunee plant's 1997 steam generator repairs were recognized in 1998. Maintenance of overhead distribution lines increased $4.7 million in 1999 due to additional tree trimming, line clearance, and storm damage repairs.

Overview of Other Nonutility Operations

    A one-time dividend of $0.5 million was received in 1999 related to a land sale from an investment. This dividend represented a one cent per share increase to earnings for 1999.

BALANCE SHEET - WISCONSIN PUBLIC SERVICE

2000 Compared With 1999

    Net utility plant increased $45.9 million as the result of general business growth, implementation of the automated meter reading system, and additional funding and favorable returns in the nuclear decommissioning trusts. Customer and other receivables increased $21.1 million as the result of additional sales volumes. The higher unit cost of natural gas experienced, especially in December of 2000, also contributed to the increased receivables balance. Likewise, accrued utility revenues increased $20.7 million and accounts payable increased $44.1 million largely due to the additional sales volumes and the higher unit cost of natural gas. Commercial paper increased $20.0 million largely to finance capital needs.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

Investments and Financing

    Special common stock dividends of $50.0 million were paid by Wisconsin Public Service to WPS Resources in 2000. Equity infusions of $75.0 million were made by WPS Resources to Wisconsin Public Service in 2000. The special dividends and equity infusions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its 1999 rate order.

    Cash requirements exceeded internally generated funds by $44.6 million in 2000. Short-term borrowings through commercial paper increased $20.0 million in addition to the net equity infusions. Pretax interest coverage was 4.40 times for the 12 months ended December 31, 2000. See the table below for Wisconsin Public Service's credit ratings.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation
Bonds	AA+	Aa1
Preferred stock	AA	aa2
Commercial paper	A1+	P1

    We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt to reduce short-term debt and to maintain desired capitalization ratios. Equity infusions will be made as necessary to maintain the equity capitalization ratio as allowed by the Public Service Commission of Wisconsin in its recent rate proceeding.

    The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. However, up to $150.0 million of fading lien bonds may be issued in 2001.

    Wisconsin Public Service makes large investments in capital assets. Construction expenditures are expected to be approximately $486.0 million in the aggregate for the 2001 through 2003 period. This includes expenditures for the replacement of the Kewaunee plant's steam generators. In addition, other capital requirements for the three-year period include contributions of approximately $7.8 million to the Kewaunee plant's decommissioning trust fund.

Regulatory

    On December 21, 2000, Wisconsin Public Service received an order from the Public Service Commission of Wisconsin authorizing a 5.4% increase in retail electric rates and a 1.5% increase in retail gas rates for 2001. A 12.1% return on equity was approved. The new rates were implemented on January 1, 2001. The Public Service Commission of Wisconsin did not approve a 2002 rate reopener but acknowledged that pursuant to statutes, Wisconsin Public Service may request a reopener at any time.

Merger with Wisconsin Fuel and Light Company

    On July 13, 2000, WPS Resources signed a merger agreement with Wisconsin Fuel and Light Company. Under the agreement, Wisconsin Fuel and Light shareholders will receive 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light's common stock. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources' common stock exceeds $33.96 per share or is less than $27.79 per share. The market price is defined as the average of the closing price of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective date of the merger. The merger remains subject to (i) approval by the Public Service Commission of Wisconsin; (ii) receipt of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; and (iii) the satisfaction of various other conditions.

    A majority of the outstanding preferred shareholders of Wisconsin Public Service approved the merger, allowing Wisconsin Fuel and Light to merge into Wisconsin Public Service. A majority of the Wisconsin Fuel and Light shareholders approved the merger in November of 2000. The merger will be accounted for under the purchase method of accounting and is expected to be completed in April of 2001.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

    WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to foreign currency risk. Our exposure to interest rate risk relates primarily to ongoing short-term financing and a long-term debt financing at WPS Power Development. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures.

Interest Rate Risk

    WPS Resources generally issues commercial paper, subject to varying interest rates, for short-term borrowing. The fluctuation of interest rates will have an impact on interest expense related to this short-term borrowing. We manage interest rate exposure by continually monitoring the effects of market changes on interest rates. The amount of commercial paper outstanding was $119.6 million and $79.9 million at December 31, 2000 and December 31 1999, respectively. A change in interest rates of 100 basis points would have affected annual interest expense on this commercial paper by approximately $1.2 million in 2000 and $0.8 million in 1999. Wisconsin Public Service also has outstanding a $10 million master note that is subject to a variable interest rate adjusted daily. WPS Resources is not exposed to changes in interest rates on most of its long-term debt until such debt matures and may be refinanced at the then applicable rates.

    Sunbury Generation, LLC, a nonregulated subsidiary of WPS Resources, had an outstanding balance of approximately $79.1 million on a variable rate nonrecourse loan at December 31, 2000. Sunbury Generation utilized interest rate swaps to fix the interest rate for 50% of the loan beginning in May of 2000 and continuing through March of 2018. In January of 2001, Sunbury Generation used an interest rate swap to fix the interest rate for the remaining 50% of the loan beginning April 1, 2001. A change in interest rates of 100 basis points would have affected annual interest expense in 2000 on the loan by approximately $0.4 million. WPS Resources currently does not employ any other interest rate swaps.

    Mid-American Power, LLC, a nonregulated subsidiary of WPS Resources, currently has an outstanding balance of approximately $11 million on a variable rate loan. The interest rate is adjusted quarterly. A change in interest rates of 100 basis points would have affected annual interest expense on the loan by approximately $0.1 million.

Equity Return and Principal Preservation Risk

    WPS Resources currently funds its liabilities related to employee benefits and nuclear decommissioning through various trust funds. These funds are managed by various investment managers and hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The pension liability is adequately funded and under normal market conditions future required contributions to the plan are unlikely. Changes in the market value of investments related to other employee benefits or nuclear decommissioning could impact future contributions. WPS Resources monitors the trust fund portfolios by benchmarking the performance of the investments against certain security indices. All decommissioning costs and most of the employee benefit costs relate to WPS Resources' regulated utilities. The majority of these costs are reflected in customers' rates, mitigating any equity return and principal preservation risk on these exposures.

Commodity Price Risk

    Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources and its affiliates employ established policies and procedures to reduce the market risk associated with changing commodity prices, including utilizing various types of commodity and financial instruments. Management actively monitors commodity price risk exposure across all of its subsidiaries. WPS Resources engages in minimal price risk management activities at its regulated utility operations because much of this risk exposure is recoverable through customer rates.

    WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with the changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also uses derivatives to manage market risk associated with anticipated energy purchases, as well as trading activities. Derivatives may include, but are not limited to, futures and forward contracts, basis swap agreements, and call and put options. For purposes of risk management disclosure, all of WPS Energy Services' activities including all of its energy commodity purchase and sale contracts and its gas in storage inventory are classified as trading.

    WPS Power Development uses derivative commodity instruments in connection with the sale of its generated power. For purposes of risk management disclosure, all of WPS Power Development's activities are classified as non-trading.

Value-at-Risk

    To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures.

    VaR is used to describe a probabilistic approach to managing the exposure to market risk. The VaR amount represents the potential change in fair value that could occur from adverse changes in market factors within a given confidence level if an instrument or portfolio is held for a specified time period. VaR models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being utilized may have features that may trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used. VaR is not necessarily indicative of actual results which may occur.

    At WPS Resources, VaR is estimated using a delta-normal approximation based on a one-day holding period and a 95% confidence level. The delta-normal approximation is based on the assumption that changes in the value of the portfolio over short time periods, such as one day, are normally distributed. It does not take into account higher order risk exposures, so it may not provide a good approximation of the risk in a portfolio with substantial option positions. We utilized a delta-normal approximation because our portfolio has limited exposure to optionality. In 2000, we switched from a tabular presentation of quantitative risk disclosure to a VaR presentation, because we believe VaR is a more effective risk monitoring tool.

    Our VaR amount for trading activities was calculated to be $0.4 million at December 31, 2000 compared to $0.3 million at December 31, 1999. Our VaR amount for non-trading activities was calculated to be $4.4 million and $1.2 million at December 31, 2000 and December 31, 1999, respectively. However, a significant portion of the VaR amount related to non-trading activities is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation.

    For the year ended December 31, 2000, the average, high, and low VaR amounts for trading activities were $0.3 million, $0.4 million, and $0.2 million, respectively. The average, high, and low VaR amounts over the same reporting period for non-trading activities were $2.2 million, $4.4 million, and $1.1 million, respectively. The average, high, and low amounts were computed using the VaR amounts at the beginning of the reporting period and the four quarter-end amounts.

Foreign Currency Exchange Rate Risk

    We are exposed to foreign currency risk primarily through the purchase and sale of gas in Canada by one of our nonregulated subsidiaries. This risk is currently immaterial. As the exposure increases, we expect to hedge a majority of the risk through the use of various financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

A. CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME, AND RETAINED EARNINGS

Year Ended December 31 (Thousands, except share amounts)	2000	1999	1998

Operating revenues
Electric utility	$ 623,786	$ 582,471	$ 543,260
Gas utility	264,519	191,521	165,111
Nonregulated gas	913,816	286,495	329,413
Nonregulated electric and other	149,453	38,053	25,952
Total operating revenues	1,951,574	1,098,540	1,063,736

Operating expenses
Utility electric production fuels	129,507	113,780	110,809
Utility purchased power	69,473	73,619	56,447
Utility gas purchased for resale	180,308	118,889	105,908
Nonregulated gas cost of sales	907,360	280,577	324,287
Nonregulated electric and other cost of sales	106,954	20,874	22,376
Other operating expenses	238,470	194,938	172,876
Maintenance	73,031	60,564	52,813
Depreciation and decommissioning	99,842	83,744	86,274
Taxes other than income	33,799	31,818	31,902
Total operating expenses	1,838,744	978,803	963,692
Operating income	112,830	119,737	100,044
Other income
Allowance for equity funds used during construction	1,712	716	173
Other, net	15,848	8,233	2,505
Total other income	17,560	8,949	2,678
Income before interest expense	130,390	128,686	102,722
Interest on long-term debt	41,677	27,162	23,987
Other interest	11,855	8,507	4,827
Allowance for borrowed funds used during construction	(2,752)	(2,901)	(177)
Total interest expense	50,780	32,768	28,637

Distributions - preferred securities of subsidiary trust	3,501	3,501	1,488

Income before income taxes	76,109	92,417	72,597
Income taxes	6,005	29,741	23,445
Minority interest	-	-	(611)
Preferred stock dividends of subsidiaries	3,111	3,111	3,132
Net income	66,993	59,565	46,631

Other comprehensive income	-	-	-

Comprehensive income	66,993	59,565	46,631

Retained earnings at beginning of year	341,701	335,154	339,508
Cash dividends on common stock	(53,938)	(53,018)	(50,985)
Retained earnings at end of year	$ 354,756	$ 341,701	$ 335,154

Average shares of common stock	26,463	26,644	26,511
Basic and diluted earnings per average share of common stock	$2.53	$2.24	$1.76
Dividend per share of common stock	2.04	2.00	1.96

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

B. CONSOLIDATED BALANCE SHEETS

Assets
At December 31 (Thousands)	2000	1999
Utility plant
Electric	$1,893,358	$1,797,832
Gas	302,942	285,048
Property under capital lease	74,130	74,130
Total	2,270,430	2,157,010
Less - Accumulated depreciation and decommissioning	1,365,367	1,293,354
Net	905,063	863,656
Nuclear decommissioning trusts	207,224	198,052
Construction in progress	69,997	74,187
Nuclear fuel, less accumulated amortization	16,040	15,007
Net utility plant	1,198,324	1,150,902

Current assets
Cash and equivalents	12,789	10,547
Customer and other receivables, net of reserves of $4,205
at December 31, 2000 and $2,676 at December 31, 1999	317,808	132,355
Accrued utility revenues	60,149	38,533
Fossil fuel, at average cost	18,122	24,657
Gas in storage	65,975	29,344
Materials and supplies, at average cost	31,373	28,618
Assets from risk management activities	642,481	-
Prepayments and other	52,474	28,871
Total current assets	1,201,171	292,925

Regulatory assets	74,579	70,490
Nonutility and nonregulated plant, net of accumulated
depreciation of $13,341 at December 31, 2000
and $8,189 at December 31, 1999	152,474	129,352
Pension assets	62,992	65,622
Investments and other assets	126,602	107,257
Total	$2,816,142	$1,816,548

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

B. CONSOLIDATED BALANCE SHEETS (CONTINUED)

Capitalization and Liabilities
At December 31 (Thousands)	2000	1999
Capitalization
Common stock equity	$ 542,777	$ 536,300
Preferred stock of subsidiary with no mandatory redemption	51,168	51,193
Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely WPS Resources
7.00% subordinated debentures	50,000	50,000
Long-term capital lease obligation	72,955	73,585
Long-term debt	587,017	510,917
Total capitalization	1,303,917	1,221,995

Current liabilities
Current portion of long-term debt and capital lease obligation	8,311	1,362
Notes payable	10,000	10,403
Commercial paper	119,557	79,855
Accounts payable	334,311	103,437
Accrued taxes	11,217	9,844
Accrued interest	9,882	7,561
Liabilities from risk management activities	659,468	-
Other	29,866	21,099
Total current liabilities	1,182,612	233,561

Long-term liabilities and deferred credits
Accumulated deferred income taxes	100,463	111,092
Accumulated deferred investment tax credits	23,963	25,748
Regulatory liabilities	50,641	64,148
Environmental remediation liabilities	38,867	40,557
Postretirement liabilities	47,267	49,643
Other long-term liabilities	68,412	69,804
Total long-term liabilities and deferred credits	329,613	360,992

Commitments and contingencies (See Note 13)	-	-
Total	$2,816,142	$1,816,548

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

C. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31 (Thousands, except share amounts)	2000	1999

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
26,851,034 shares outstanding at December 31, 2000 and
26,851,045 shares outstanding at December 31, 1999	$ 26,851	$ 26,851
Premium on capital stock	172,451	172,108
Retained earnings	354,756	341,701
Treasury stock, 336,385 shares at average
cost of $24.23 at December 31, 2000	(8,149)	-
Shares in deferred compensation trust; 105,179 shares at an average cost of $29.78 per share at December 31, 2000 and 71,097 shares
at an average cost of $30.04 per share at December 31, 1999	(3,132)	(2,136)
Employee Stock Ownership Plan loan guarantees	-	(2,224)
Total common stock equity	542,777	536,300

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
with no mandatory redemption
Shares Outstanding
Series 2000 1999
5.00% 131,720 131,950	13,172	13,195
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 50,000	4,998	5,000
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock of subsidiary with no mandatory redemption	51,168	51,193

Company-obligated mandatorily redeemable trust
preferred securities of subsidiary trust
holding solely WPS Resources 7.00% subordinated debentures	50,000	50,000

Capital lease obligation - Wisconsin Public Service Corporation	73,585	74,004
Less current portion	(630)	(419)
Long-term capital lease obligation	72,955	73,585

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000
First mortgage bonds - Upper Peninsula Power Company
Series Year Due
7.94% 2003	15,000	15,000
10.0% 2008	3,000	4,800
9.32% 2021	18,000	18,000
Unsecured senior notes - WPS Resources Corporation
Series Year Due
7.00% 2009	150,000	150,000
Employee Stock Ownership Plan loan guarantees	-	2,224
Term loans - nonrecourse, secured by nonregulated assets	102,742	24,000
Notes payable to bank, secured by nonregulated plant	19,342	11,136
Senior secured note	3,542	3,722
Other long-term debt	119	142
Total	595,920	513,199
Unamortized discount and premium on bonds and debt securities, net	(1,222)	(1,339)
Total long-term debt	594,698	511,860
Less current portion	(7,681)	(943)
Net long-term debt	587,017	510,917
Total capitalization	$1,303,917	$1,221,995

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Thousands)	2000	1999	1998

Cash flows from operating activities
Net income	$ 66,993	$ 59,565	$ 46,631

Adjustments to reconcile net income to net cash from
operating activities
Depreciation and decommissioning	99,842	83,744	86,274
Gain on nuclear decommissioning trust	(10,771)	(3,941)	(3,258)
Amortization of nuclear fuel and other	19,746	14,949	16,257
Deferred income taxes	(15,030)	(12,624)	(11,940)
Investment tax credit restored	(1,785)	(1,402)	(2,311)
Allowance for equity funds used during construction	(1,712)	(716)	(173)
Gain on sale of property	(3,750)	-	-
Pension income	2,630	(5,604)	(9,669)
Postretirement funding	(2,602)	5,402	4,491
Unrealized gains and losses on nonregulated energy contracts	16,988	7,586	(6,380)
Other, net	5,903	17,908	3,469

Changes in
Customer and other receivables	(185,515)	(15,149)	(21,106)
Accrued utility revenues	(21,616)	(4,358)	(3,425)
Fossil fuel inventory	6,535	(11,505)	(2,530)
Gas in storage	(36,631)	(8,549)	1,285
Miscellaneous assets	(39,044)	(16,713)	(2,367)
Accounts payable	230,874	(12,053)	25,743
Accrued taxes	8,363	7,006	(7,276)
Miscellaneous current and accrued liabilities	1,373	11,312	(4,004)
Net cash from operating activities	140,791	114,858	109,711

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures	(159,475)	(140,697)	(94,734)
Construction of nonregulated plant	(8,481)	-	-
Purchase of other property and equipment	(31,128)	(132,486)	(16,075)
Decommissioning funding	(8,831)	(9,180)	(17,239)
Proceeds from sale of property	31,337	-	-
Other	(15,569)	12,840	4,046
Net cash used for investing activities	(192,147)	(269,523)	(124,002)

Cash flows from (used for) financing activities
Issuance of notes payable	-	34,350	196,353
Redemption of notes payable	-	(36,650)	(203,150)
Issuance of other long-term debt	87,351	174,433	50,233
Redemption of other long-term debt	(10,330)	(1,484)	(53,660)
Issuance of mandatorily redeemable trust preferred securities	-	-	50,000
Issuance of commercial paper	1,044,401	1,661,095	2,157,808
Redemption of commercial paper	(1,004,699)	(1,628,830)	(2,130,924)
Cash dividends on common stock	(53,938)	(53,018)	(50,985)
Issuance of common stock	-	8,970	-
Purchase of treasury and deferred compensation shares	(10,505)	(631)	(554)
Other	1,318	(157)	(2,191)
Net cash from financing activities	53,598	158,078	12,930
Net increase (decrease) in cash and equivalents	2,242	3,413	(1,361)
Cash and equivalents at beginning of year	10,547	7,134	8,495
Cash and equivalents at end of year	$ 12,789	$ 10,547	$ 7,134

Cash paid during year for
Interest, less amount capitalized	$49,498	$34,106	$26,879
Income taxes	25,468	35,285	44,553
Preferred stock dividends of subsidiary	3,111	3,111	3,132

Supplemental schedule of noncash investing and financing activities for 1999 only (thousands):
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Nature of Operations--WPS Resources Corporation is a holding company. Our primary wholly-owned subsidiary, Wisconsin Public Service Corporation, is an electric and gas utility. Wisconsin Public Service supplies and distributes electric power and natural gas in its franchised service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. Our other wholly-owned utility subsidiary, Upper Peninsula Power Company, is an electric utility. Upper Peninsula Power supplies and distributes electric energy in the Upper Peninsula of Michigan. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, WPS Energy Services, Inc. and WPS Power Development, Inc. WPS Energy Services is a diversified energy supply and services company. WPS Power Development develops, owns and operates, through its own subsidiaries, electric generation projects.

    The term "utility" refers to the regulated activities of Wisconsin Public Service and Upper Peninsula Power, while the term "nonutility" refers to the activities of Wisconsin Public Service and Upper Peninsula Power which are not regulated. The term "nonregulated" refers to activities other than those of Wisconsin Public Service and Upper Peninsula Power.

    (b) Use of Estimates--We prepare our financial statements in conformity with accounting principles generally accepted in the United States. We make estimates and assumptions that affect reported amounts. These estimates and assumptions include assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    (c) Accounting for Price Risk Management--Effective January 1, 2001, WPS Resources adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement No. 133) as amended by Statements of Financial Accounting Standards Nos. 137 and 138. Statement No. 133 normalizes accounting and financial reporting standards for forward contracts, futures, options, and other derivative instruments, and related hedging activities. Statement No. 133 requires, in part, that we report all derivative instruments on the balance sheet as assets or liabilities at their fair value. The treatment of subsequent changes in fair value are recorded currently in earnings unless certain hedge accounting criteria are met or if the derivatives are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement 71).

    Although all of WPS Resources' subsidiaries adopted Statement No. 133, instruments utilized by WPS Energy Services in connection with price risk management activities are accounted for using the mark-to-market method of accounting as prescribed by the Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In the first quarter of 2000, WPS Energy Services classified all of its unaffiliated energy contracts and gas in storage as trading operations. Under the mark-to-market method of accounting, the unrealized gains and losses on these contracts are recorded as Price Risk Management Assets and Liabilities on the balance sheet. Changes in the market value of these assets and liabilities and gas in storage are recorded in operations on the income statement and result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions, and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including exchange and over-the-counter market closing quotations, time value, and volatility factors underlying the commitments. Contracts entered into with other subsidiaries at WPS Resources and the related hedged commitments are not classified as trading contracts and continue to be accounted for at cost.

    (d) Income Taxes--We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax basis of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

    (e) Property, Plant, and Equipment--Utility plant is stated at the original cost of construction which includes an allowance for funds used during construction. The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units. The utility charges the cost of units of property retired, sold, or otherwise disposed of, plus removal, less salvage, to the accumulated provision for depreciation. Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are part of operating expenses.

    We capitalize certain costs related to software developed or obtained for internal use and amortize those costs to operating expense over the estimated useful life of the related software.

    Nonutility property interest capitalization takes place during construction and gain and loss recognition occurs in connection with retirements. Nonregulated property, plant, and equipment are capitalized at original cost. Significant additions or improvements that extend asset lives are capitalized, while repairs and maintenance are charged to expense as incurred.

    (f) Allowance for Funds Used During Construction--Approximately 50% of Wisconsin Public Service's retail jurisdictional construction work in progress expenditures are subject to allowance for funds used during construction. The Public Service Commission of Wisconsin is allowing accrual of allowance for funds used during construction on 100% of the Kewaunee plant's steam generator replacement project. For 2000, Wisconsin Public Service's retail rate allowance for funds used during construction was approximately 10.6%. Historically, Upper Peninsula Power's construction work in progress expenditures have not been subject to retail jurisdictional allowance for funds used during construction due to their small dollar amounts. We expect larger projects to occur in the future that will be subject to retail jurisdictional allowance for funds used during construction.

    Wholesale jurisdictional electric allowance for funds used during construction is recorded on Wisconsin Public Service's and Upper Peninsula Power's construction work in progress at debt and equity percentages specified in the Federal Energy Regulatory Commission's Uniform System of Accounts. For 2000, the allowance for funds used during construction wholesale rate was approximately 7.4% for Wisconsin Public Service and 8.9% for Upper Peninsula Power.

    (g) Leases--Wisconsin Public Service accounts for the agreement to purchase power from De Pere Energy Center, LLC as a capital lease. On June 14, 1999, Wisconsin Public Service recorded a leased asset and a lease obligation equal to the present value of the minimum lease payments. The leased asset is depreciated over 25 years, the life of the contract.

    (h) Depreciation--We record straight-line depreciation expense over the estimated useful life of utility property and include amounts for estimated removal and salvage. Depreciation rates for Wisconsin Public Service were approved by the Public Service Commission of Wisconsin effective January 1, 1999.

    Depreciation rates for Upper Peninsula Power were approved by the Michigan Public Service Commission on January 1, 1994 and remain in effect through 2001. A new depreciation study will be filed with the Michigan Public Service Commission in early 2001. A final rate order is expected in 2001.

    Depreciation for the Kewaunee plant is being accrued based on a 1997 Public Service Commission of Wisconsin order. The order allows for full cost recovery by the end of 2002. The Public Service Commission of Wisconsin rate order that became effective on January 1, 2001 includes a change in the methodology for the Kewaunee plant after the steam generators have been replaced. Under this order, existing net plant at January 1, 2001 will be recovered using a straight-line remaining life method, with full recovery to be realized by the end of April 2010. The cost of new steam generators, estimated to be in service by November 2001, will be recovered over an 8-1/2 year period using the sum-of-years-digits method of depreciation.

    Depreciation expense also includes accruals for nuclear decommissioning. These accruals are not included in the annual composite rates shown below. An explanation of this item is included in Note 1(j).

Annual Utility Composite Depreciation Rates	2000	1999	1998

Electric	3.52%	3.46%	3.52%
Gas	3.26%	3.23%	3.26%

    Other nonutility property is depreciated using straight-line depreciation. Asset lives range from 3 to 20 years.

    Our nonregulated subsidiaries compute depreciation using the straight-line method over the following estimated useful lives:
Structures	15 to 40 years
Equipment	5 to 35 years
Vehicles	5 years
Leasehold improvements	Life of the lease

    (i) Nuclear Fuel--The quantity of heat produced for the generation of electric energy by the Kewaunee plant is the basis for the amortization of the costs of nuclear fuel to electric production fuel expense including an amount for ultimate disposal. Recovery of these costs occurs currently from customers in rates. The ultimate storage of fuel is handled by the United States Department of Energy pursuant to a contract required by the Nuclear Waste Act of 1982. The Department of Energy receives quarterly payments for the storage of fuel based on generation. Spent nuclear fuel storage space is provided at the Kewaunee plant on an interim basis. Expenses associated with interim spent fuel storage at the Kewaunee plant are recognized as current operating costs. With minor plant modifications planned for 2001, the Kewaunee plant should have sufficient fuel storage capacity until the end of its useful life in 2013. At December 31, 2000, the accumulated provision for nuclear fuel totaled $167.7 million compared with $162.7 million at December 31, 1999.

    (j) Nuclear Decommissioning--Our share of nuclear decommissioning costs to date has been accrued over the estimated service life of the Kewaunee plant, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $8.9 million in 2000, $9.2 million in 1999, and $17.2 million in 1998. The 1998-2000 funding levels used a recovery period ending in 2002 as described in Note 1(h), Depreciation. Beginning in 2001, the Public Service Commission of Wisconsin has authorized use of a funding period ending in 2010. As a result of this extension, the contributions for 2001 will be $2.6 million.

    Based on the standard cost escalation assumptions required by a July 1994 Public Service Commission of Wisconsin order, the undiscounted amount of Wisconsin Public Service's share of decommissioning costs forecasted to be expended between the years 2013 and 2043 is $675.2 million under the revised funding plan which became effective in 1999. In developing the funding plan, a long-term after-tax earnings rate of approximately 5.3% was assumed.

    Wisconsin Public Service's share of the Kewaunee plant decommissioning based on a 41.2% ownership interest is estimated to be $211.4 million in current dollars based on a site-specific study. The study, which was performed in 1998, uses immediate dismantlement as the method of decommissioning and assumes shutdown in 2013. As of December 31, 2000, the market value of the external nuclear decommissioning trusts totaled $207.2 million.

    Depreciation expense includes future decommissioning costs collected in customer rates and an offsetting charge for earnings from external trusts. As of December 31, 2000, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling $207.2 million. Realized trust earnings totaled $10.8 million in 2000, $4.6 million in 1999, and $3.3 million in 1998. Unrealized gains, net of tax, in external trusts are reflected as an increase to the decommissioning reserve, since decommissioning expense will be recognized as the gains are realized, in accordance with regulatory requirements.

    Investments in the nuclear decommissioning trusts are recorded at market value. Investments at December 31, 2000, consisted of 51.4% equity securities and 48.6% fixed income securities. The investments classified as utility plant are presented net of related income tax effects on unrealized gains and represent the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as other assets. An offsetting regulatory liability reflects the expected reduction in future rates as unrealized gains in the nonqualified trust are realized. Information regarding the cost and market value of the external nuclear decommissioning trusts is set forth below:
2000 Security Type (Thousands)	Market	Cost	Unrealized Gain (Loss)

Fixed income	$100,702	$ 98,898	$ 1,804
Equity	106,522	61,959	44,563
Balance at December 31	$207,224	$160,857	$46,367

1999 Security Type (Thousands)	Market	Cost	Unrealized Gain (Loss)

Fixed income	$ 77,156	$ 78,394	$(1,238)
Equity	120,896	62,861	58,035
Balance at December 31	$198,052	$141,255	$56,797

    (k) Cash and Equivalents--We consider short-term investments with an original maturity of three months or less to be cash equivalents.

    (l) Revenue and Customer Receivables--We accrue estimated amounts for electric and gas service rendered but not billed. Approximately 8.8% of our total revenue is from companies in the paper products industry.

    Wisconsin Public Service and Upper Peninsula Power use automatic fuel adjustment clauses for the Federal Energy Regulatory Commission wholesale-electric and the Michigan Public Service Commission retail-electric portions of the business.

    The Wisconsin retail-electric portion of Wisconsin Public Service's business uses a "cost variance range" approach, based on a specific estimated fuel cost for the forecast year. If Wisconsin Public Service's actual fuel costs fall outside this range, a hearing can be held resulting in an adjustment to future rates.

    The Public Service Commission of Wisconsin has approved a modified one-for-one gas cost recovery plan for Wisconsin Public Service. Implementation of the modified one-for-one gas cost recovery plan began in January 1999. This plan allows Wisconsin Public Service to pass changes in the cost of gas purchased from its suppliers on to system gas customers, subject to regulatory review.

    Billings to Upper Peninsula Power's customers under the Michigan Public Service Commission's jurisdiction include base rate charges and a power supply cost recovery factor. Upper Peninsula Power receives Michigan Public Service Commission approval each year to recover projected power supply costs by establishment of power supply cost recovery factors. Annually the Michigan Public Service Commission reconciles these factors to actual costs and permits 100% recovery of allowed power supply costs. Upper Peninsula Power defers any over or under recovery on the balance sheet. The deferrals are relieved with additional billings or refunds.

    Wisconsin Public Service and Upper Peninsula Power are required to provide service and grant credit to customers within their service territories. The two companies continually review their customers' credit-worthiness and obtain deposits or refund deposits accordingly. Wisconsin Public Service is precluded from discontinuing service to residential customers during certain periods of the year.

    At WPS Power Development, electric power revenues related to fixed-price contracts are recognized at the lower of amounts billable under the contract or an amount equal to volume of the capacity made available or the energy delivered during the period multiplied by the estimated average revenue per kilowatt-hour per the term of the contract.

    Under floating-price contracts, electric power revenues are recognized when capacity is provided or energy is delivered.

    WPS Energy Services accrues revenues in the month that energy is delivered and/or services are rendered.

    (m) Gas in Storage--Average cost is used to value gas in storage used for non-trading activities. Gas in storage used for trading activities is recorded at fair market value. Approximately 67% of the total gas in storage at December 31, 2000 was recorded at fair market value. In 1999, none of the gas in storage was recorded at fair market value.

    (n) Regulatory Assets and Liabilities--Wisconsin Public Service and Upper Peninsula Power are subject to the provisions of Statement No. 71. Regulatory assets represent probable future revenue associated with certain incurred costs. Revenue will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts that are refundable in future customer rates.

    (o) Stock Options--We issue options under our stock option plans and account for them using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). The intrinsic value based method only records compensation expense for the excess of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

    (p) Investments and Other Assets--WPS Resources follows cost, equity, and consolidation methods of accounting for its investments. Unless circumstances are present that lead to a different conclusion, the following criteria are used to determine which method of accounting is applied. The cost method of accounting is used for investments where WPS Resources owns less than 20% of the voting stock of the company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee. If more than 20% of the voting stock is owned, we use the equity method of accounting. This decision is made presuming we have significant influence. When we own 50% or more of the voting stock, the subsidiary is consolidated into our financial statements, unless our control is temporary. All significant intercompany transactions and accounts are eliminated. If a minority owner's equity is reduced to zero, it is our policy to record 100% of the subsidiary's losses until the minority owner makes capital contributions or commitments to fund its share of the operating costs.

    (q) Reclassifications--We reclassified certain prior year financial statement amounts to conform to current year presentation.

    (r) Retirement of Debt--Amortization of gains or losses resulting from the settlement of long-term utility debt obligations occurred concurrently with rate recovery as required by regulators.

NOTE 2--JOINTLY-OWNED UTILITY FACILITIES

    Information regarding Wisconsin Public Service's share of major jointly-owned electric-generating facilities in service at December 31, 2000 is set forth below:
(Thousands, except for percentages)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4	Kewaunee Nuclear Power Plant

Ownership	68.0%	31.8%	31.8%	41.2%
Plant capacity (Megawatts)	77.0	322.6	105.8	205.2
Utility plant in service	$17,497	$118,663	$22,695	$135,861
Accumulated depreciation	$ 5,169	$ 73,141	$14,697	$115,131
In-service date	1993	1975 and 1978	1969	1974

    Wisconsin Public Service's share of direct expenses for these plants is included in the corresponding operating expenses in the consolidated statements of income. Wisconsin Public Service has supplied its own financing for all jointly-owned projects.

    Our ownership of the Kewaunee plant could change based on commitments we have made. See Note 13 for additional information.

NOTE 3--CAPITAL LEASE

    In June 1999, Phase I of a 25-year power purchase contract with De Pere Energy Center, LLC became effective. We have accounted for the contract as a capital lease. In Phase I, an initial asset and corresponding obligation were recorded at $74.1 million. The asset and obligation represent the present value of minimum lease payments. Excluded from the payments are executory costs such as insurance, maintenance, and taxes. When the contract expires in 2024, Wisconsin Public Service may renew the contract for two additional five-year periods with proper notice. We are amortizing the leased asset on a straight-line basis over the original 25-year term of the contract. The following is a schedule of future minimum lease payments, excluding executory costs, under the De Pere Energy Center capital lease:
Year ending December 31 (Thousands)

2001	$ 5,048
2002	5,234
2003	5,426
2004	5,625
2005	5,831
Later years	102,550
Net minimum lease payments	129,714
Less: Amount representing interest	(56,129)
Present value of net minimum lease payments	$ 73,585

NOTE 4--SHORT-TERM DEBT AND LINES OF CREDIT

    To provide short-term borrowing flexibility and security for commercial paper outstanding, WPS Resources and its subsidiaries maintain bank lines of credit. These lines of credit require a fee.

    The information in the table below relates to short-term debt and lines of credit for the years indicated:
(Thousands, except for percentages)	2000	1999	1998
As of end of year
Commercial paper outstanding	$119,557	$ 79,855	$ 47,590
Average discount rate on outstanding commercial paper	6.63%	6.55%	4.84%
Short-term notes payable outstanding	$ 10,000	$ 10,403	$ 12,703
Average interest rate on short-term notes payable	6.73%	8.10%	5.88%
Available (unused) lines of credit	$132,000	$127,000	$ 62,102

For the year
Maximum amount of short-term debt	$139,548	$218,545	$102,033
Average amount of short-term debt	$ 65,558	$ 68,620	$ 50,939
Average interest rate on short-term debt	6.39%	5.34%	5.93%

NOTE 5--LONG-TERM DEBT

    At our utility subsidiaries, plant assets secure first mortgage bonds. In December 1998, Wisconsin Public Service issued $50.0 million of 6.08% senior notes due in 2028 secured by a pledge of first mortgage bonds. The 1998 notes become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

    WPS Resources and Wisconsin Public Service are not required to make sinking fund payments on outstanding debt. Upper Peninsula Power, however, is required to make bond sinking fund payments for its outstanding first mortgage bonds.

    A schedule of all debt payments, including bond maturities and excluding capital lease payments, for WPS Resources is as follows:

Year ending December 31 (Thousands)

2001	$ 7,681
2002	55,834
2003	82,118
2004	15,104
2005	16,403
Future years	418,780
Total payments	$595,920

    WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of WPS Power Development, make semiannual installment payments on a $24.0 million nonrecourse term loan obtained in 1999 for financing the purchase of generation assets in Maine. The assets purchased secure the loan.

    In April 2000, Sunbury Generation, LLC, an indirect subsidiary of WPS Power Development, obtained $83.7 million of nonrecourse financing that is secured by the Sunbury generation plant. Quarterly payments will be made in relation to this financing.

    As of December 31, 2000, WPS Power Development drew $11.0 million against its revolving credit note of $12.5 million, which is secured by the assets of the Stoneman plant. The note, which is guaranteed by WPS Resources, is due in 2003.

NOTE 6--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES
          OF SUBSIDIARY TRUST

    On July 30, 1998, WPSR Capital Trust I, a Delaware business trust, issued $50.0 million of trust preferred securities to the public. WPS Resources owns all of the outstanding trust common securities of the Trust, and the only asset of the Trust is $51.5 million of subordinated debentures that we issued. The debentures are due on June 30, 2038 and bear interest at 7% per year. The terms and interest payments on the debentures correspond to the terms and distributions on the trust preferred securities. We have consolidated the preferred securities of the Trust into our financial statements. We reflect the interest payments on the debentures as "Distributions - preferred securities of subsidiary trust." These payments are tax deductible by WPS Resources.

    We may defer interest payments on the debentures for up to 20 consecutive quarters. This would require the deferral of distributions on the trust preferred securities as well. If we would defer interest payments, interest and distributions would continue to accrue. We would also accrue compounding interest on the deferred amounts. We may redeem all or part of the debentures after July 30, 2003. This would require the Trust to redeem an equal amount of trust securities at face value plus any accrued interest and unpaid distributions. We entered into a limited guarantee of payment of distributions, redemption payments, and liquidation payments with respect to the trust preferred securities. This guarantee, together with our obligations under the debentures, and under other related documents, provides a full and unconditional guarantee by us of amounts due on the outstanding trust preferred securities.

NOTE 7--COMMON EQUITY

    During 2000, we purchased common stock on the open market to meet annual requirements of our Stock Investment Plan. We also purchased stock on the open market in connection with our stock-based employee benefit plans. Effective January 2001, we began issuing new stock for our Stock Investment Plan and for some of our stock-based employee benefit plans.

    In December 1996, we adopted a Shareholder Rights Plan. The plan is designed to enhance the ability of the Board of Directors to protect shareholders and the company if efforts are made to gain control of our company in a manner that is not in our best interests or the best interests of our shareholders. The plan gives our existing shareholders, under certain circumstances, the right to purchase stock at a discounted price. The rights expire on December 11, 2006.

    At December 31, 2000, we had $347.6 million of retained earnings available for dividends.

    Earnings per share is computed by dividing net income available for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options and deferred compensation plan shares. The calculation of diluted earnings per share for the years shown excludes deferred compensation plan shares that had an anti-dilutive effect. The following table reconciles the computation of basic and diluted earnings per share:
Reconciliation of Earnings Per Share (Thousands, except share amounts)
	2000	1999	1998
Net income	$66,993	$59,565	$46,631

Basic weighted average shares	26,463	26,644	26,511
Incremental issuable shares	11	-	10
Diluted weighted average shares	26,474	26,644	26,521

Basic earnings per share	$2.53	$2.24	$1.76
Diluted earnings per share	$2.53	$2.24	$1.76

NOTE 8--STOCK OPTION PLANS

    In 1999, shareholders approved the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. In December 1999, the Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. Opinion 25 and related interpretations are used to account for these plans. Accordingly, no compensation costs have been recognized for these plans in 2000 or 1999. Had compensation cost been determined consistent with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Thousands, except per share amounts)	2000	1999	1998
Net income
As reported	$66,993	$59,565	$46,631
Pro forma	66,830	56,450	46,631

Basic earnings per share
As reported	$2.53	$2.24	$1.76
Pro forma	2.53	2.23	1.76

Diluted earnings per share
As reported	$2.53	$2.24	$1.76
Pro forma	2.52	2.23	1.76

    Under the provisions of the WPS Resources Corporation 1999 Stock Option Plan (Employee Plan), the number of options granted may not exceed 1.5 million and no single employee can be granted options for more than 0.4 million shares during any five-year period. Options are granted by the Compensation and Nominating Committee of the Board of Directors and may be granted at any time. No options may be granted after February 10, 2004, under this plan. All options have a ten-year life. The exercise price of each option is equal to the fair market value of the stock on the date the option was granted. Options were granted on May 6, 1999, March 13, 2000, and December 14, 2000 having exercise prices of $29.875, $23.1875, and $34.75, respectively. One-fourth of the options granted will become vested and exercisable each year following the year of grant on the anniversary date of the grant.

    Under the provisions of the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan (Director Plan), the number of options granted under the plan may not exceed 100,000. Options are granted at the discretion of the Board of Directors. No options may be granted under this plan after December 31, 2008. All options have a ten-year life, but may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the options were granted. Options were granted on December 9, 1999 and February 10, 2000, with exercise prices of $25.4375 and $25.6875, respectively.

    The number of shares subject to each option plan and each outstanding option, and option exercise prices are subject to adjustment in the event of any stock split, stock dividend, or other transaction affecting our outstanding common stock.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model assuming:
	WPS Resources 2000 Stock Option Plan	WPS Resources 2000 Non-Employee Directors Stock Option Plan

Annual dividend yield
May 6, 1999	6.63%
December 31, 1999		7.94%
March 13, 2000	8.71%
December 14, 2000	5.93%

Expected volatility
May 6, 1999	14.00%
December 31, 1999		14.90%
March 13, 2000	15.50%
December 14, 2000	20.40%

Risk-free interest rate
May 6, 1999	5.52%
December 31, 1999		6.14%
March 13, 2000	6.36%
December 14, 2000	5.23%

Expected life (in years)	10	10

    A summary of the status of the stock option plans as of December 31, 2000 is presented below:
Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Employee plan	478,000	$29.8750
Director plan	21,000	25.4375
Granted
Employee plan	244,416	32.9997
Director plan	3,000	25.6875
Exercised	-	-
Forfeited	-	-
Outstanding at end of year
Employee plan	722,416	30.9322
Director plan	24,000	25.4688
Options exercisable at year-end
Employee plan	119,500	29.8750
Director plan	21,000	25.4375
Weighted-average fair value of options granted during the year
Employee plan Director plan
$3.87 $1.08

    A summary of the status of the stock option plans as of December 31, 1999 is presented below:
Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year	-	$ -
Granted
Employee plan	478,000	29.8750
Director plan	21,000	25.4375
Exercised	-	-
Forfeited	-	-
Outstanding at end of year
Employee plan	478,000	29.8750
Director plan	21,000	25.4375
Options exercisable at year-end	-	-
Weighted-average fair value of options granted during the year
Employee plan Director plan
$2.04 $1.38

    The 722,416 options outstanding for the Employee Plan have exercise prices between $23.1875 and $34.7500 and are summarized below:
Options Outstanding
Exercise prices	Options outstanding at December 31, 2000	Weighted average exercise price	Weighted average remaining contractual life (in years)

$23.1875	37,000	$23.1875	9
29.8750	478,000	29.8750	9
34.7500	207,416	34.7500	10

    The 119,500 stock options exercisable under the Employee Plan all have an exercise price of $29.8750 and a remaining life of 9 years.

    The Director Plan has 24,000 options outstanding at year-end. All options have an exercise price of approximately $25.50 with a remaining contractual life of approximately 9 years. A total of 21,000 of these options are exercisable at year-end, with an exercise price of $25.4375 and a remaining contractual life of 9 years.

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

    Nuclear Decommissioning Trusts: The value of nuclear decommissioning trust investments is recorded at market value, net of taxes payable on unrealized gains and losses.

    Long-Term Debt, Preferred Stock, and Employee Stock Ownership Plan Loan Guarantees: The fair value of long-term debt, preferred stock, and Employee Stock Ownership Plan loan guarantees are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS Resources for debt of the same remaining maturity.

    The estimated fair values of our financial instruments as of December 31 were:
(Thousands)	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 2,789	$ 12,789	$ 10,547	$ 10,547
Energy conservation loans	3,509	3,509	5,198	5,198
Nuclear decommissioning trusts - utility plant	207,224	207,224	198,052	198,052
Nuclear decommissioning trusts - other assets	18,338	18,338	19,129	19,129
Notes payable	10,000	10,000	10,403	10,403
Commercial paper	119,557	119,557	79,855	79,855
Employee Stock Ownership Plan loan guarantees	-	-	2,224	2,249
Trust preferred securities	50,000	49,000	50,000	40,260
Long-term debt	595,920	601,912	513,199	497,369
Preferred stock	51,168	41,902	51,193	47,881
Electric and gas commodity instruments	16,987	16,987	(692)	1,265

NOTE 10--PRICE RISK MANAGEMENT ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended this statement in June 15, 2000. WPS Resources adopted the statements as of January 1, 2001. Statement No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    WPS Resources has concluded that at its utility subsidiaries and WPS Power Development the majority of its contracts for the purchase, sale, and storage of natural gas, electricity, coal, and nuclear fuel do not meet the definition of a derivative. Therefore, the majority of such contracts at January 1, 2001 are not subject to the accounting requirements of the new statement. Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. Most of these contracts are gas purchase agreements with minimal fixed commodity price components. Management believes any gains or losses resulting from the eventual settlement of the gas purchase agreements will be collected from or refunded to customers under our utilities' tariffs with the Public Service Commission of Wisconsin and Michigan Public Service Commission. The derivative amounts to be recorded as a result of these contracts will be offset with a corresponding regulatory asset and liability pursuant to Statement No. 71. A limited number of other financial derivative instruments are used to mitigate commodity price risk related to fuel oil held in inventory. WPS Resources has designated these instruments as fair value hedges of the inventory. Future changes in the fair market values of these derivatives will be recorded directly in earnings with offsetting changes in the value of the inventory also recorded directly in earnings. As of January 1, 2001, we have recorded a derivative asset and a regulatory liability of approximately $17 million related to our utility subsidiaries. The cumulative effect on income was not significant.

    WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also utilizes derivatives to manage market risk associated with anticipated energy purchases as well as trading activities. Derivatives may include futures and forward contracts, price swap agreements, and call and put options. As a result of changes in strategic focus that resulted in a shift in customer mix, WPS Energy Services in applying Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (Issue 98-10) concluded in the first quarter of 2000 that all of its activities should be classified as trading activities. Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. Because WPS Energy Services marks to market its energy trading contracts in accordance with Issue 98-10 and does not anticipate designating any derivative contracts as hedges for accounting purposes, the adoption of Statement No. 133 is not expected to have a material impact at WPS Energy Services.

NOTE 11--EMPLOYEE BENEFIT PLANS

    WPS Resources has non-contributory retirement plans covering substantially all employees under which the company may make annual contributions to an irrevocable trust. We established the plans to provide retired employees, who meet conditions relating to age and length of service, with a monthly payment. Wisconsin Public Service administers and maintains the plans. These plans are fully funded and no contributions were made to them in 2000, 1999, or 1998.

    WPS Resources also currently offers medical, dental, and life insurance benefits to employees and their dependents. We expense these items for active employees as incurred. We fund benefits for retirees through irrevocable trusts as allowed for income tax purposes. Wisconsin Public Service and Upper Peninsula Power expensed and recovered through customer rates the net periodic benefit cost. Our nonregulated subsidiaries expensed funded amounts. Our non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 39.6% tax rate.

    All pension costs and postretirement plan costs are accounted for under Statements of Financial Accounting Standards Nos. 87 and 106, "Employers' Accounting for Pensions" and "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. The standards require the company to accrue the cost of these benefits as expense over the period in which the employee renders service. The transition obligation for current and future retirees is recognized over 20 years beginning in 1993.

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the three one-year periods ending December 31, 2000, 1999, and 1998, and a statement of the funded status as of December 31 for each year:
(Thousands)	2000	1999	1998

Reconciliation of benefit obligation - pension
Obligation at January 1	$396,651	$399,364	$350,669
Service cost	10,216	10,904	9,014
Interest cost	31,492	27,524	25,264
Plan amendments	56,552	3,956	5,762
Actuarial (gain) loss	2,224	(31,515)	26,085
Acquisitions	-	4,863	-
Benefit payments	(19,429)	(18,445)	(17,430)
Curtailments	7,182	-	-
Obligation at December 31	$484,888	$396,651	$399,364

Reconciliation of fair value of plan assets - pension
Fair value of plan assets at January 1	$654,251	$610,483	$537,756
Actual return on plan assets	41,243	57,984	89,618
Employer contributions	-	-	539
Acquisitions	-	4,229	-
Benefit payments	(19,429)	(18,445)	(17,430)
Fair value of plan assets at December 31	$676,065	$654,251	$610,483

Funded status at December 31	$191,177	$257,599	$211,119
Unrecognized transition (asset) obligation	(6,097)	(9,890)	(13,467)
Unrecognized prior-service cost	64,377	21,242	19,336
Unrecognized (gain) loss	(186,465)	(204,057)	(156,972)
Net prepaid benefit cost	$ 62,992	$ 64,894	$ 60,016

(Thousands)	2000	1999	1998

Reconciliation of benefit obligation - other
Obligation at January 1	$135,211	$138,815	$127,705
Service cost	2,757	4,632	3,874
Interest cost	7,769	9,410	9,126
Plan amendments	(16,755)	-	-
Actuarial (gain) loss	(19,026)	(13,835)	2,599
Acquisitions adjustments	(1,323)	2,174	-
Benefit payments	(6,033)	(5,985)	(4,489)
Obligation at December 31	$102,600	$135,211	$138,815

Reconciliation of fair value of plan assets - other
Fair value of plan assets at January 1	$149,742	$139,841	$121,930
Actual return on plan assets	7,872	15,226	21,161
Employer contributions	715	660	1,239
Benefit payments	(6,033)	(5,985)	(4,489)
Fair value of plan assets at December 31	$152,296	$149,742	$139,841

Funded status at December 31	$ 49,696	$ 14,530	$ 1,026
Unrecognized transition (asset) obligation	15,724	36,605	39,434
Unrecognized prior-service cost	(14,107)	3,935	4,259
Unrecognized (gain) loss	(96,906)	(104,989)	(87,011)
Net accrued benefit liability	$(45,593)	$(49,919)	$(42,292)

    We reduced the net amounts recognized for 1998 pension benefits to account for an additional unrecognized regulatory liability related to pension costs. The entire regulatory liability was recognized by year-end 1998.

    The following table provides the components of net periodic benefit cost for the plans for fiscal years 2000, 1999, and 1998:

(Thousands)	2000	1999	1998

Net periodic benefit cost - pension
Service cost	$ 10,216	$ 10,904	$ 9,014
Interest cost	31,492	27,524	25,264
Expected return on plan assets	(46,331)	(42,414)	(38,282)
Amortization of transition asset	(3,576)	(3,576)	(3,576)
Amortization of prior-service cost	4,661	2,050	1,950
Amortization of net loss	(2,688)	-	(507)
Net periodic benefit cost	$(6,226)	$(5,512)	$(6,137)
Curtailment loss	8,756	-	-
Regulatory asset offset	(8,121)	-	-
Net periodic benefit cost after curtailments	$(5,591)	$(5,512)	$(6,137)

Net periodic benefit cost - other
Service cost	$ 2,757	$ 4,632	$ 3,874
Interest cost	7,769	9,410	9,126
Expected return on plan assets	(9,289)	(8,302)	(7,356)
Amortization of transition obligation	1,804	2,828	2,852
Amortization of prior-service cost	(700)	324	324
Amortization of net gain	(4,646)	(2,780)	(2,692)
Net periodic benefit cost	$(2,305)	$ 6,112	$ 6,128

    During 2000, WPS Resources made substantial changes to the administrative employees' portion of the pension and postretirement benefit plans. Effective January 1, 2001, the administrative employees' pension plan was changed to a pension equity plan with a lump sum distribution option for all future retirees. Additionally, all future administrative retirees will no longer be given subsidized postretirement medical and dental coverage. Due to employees who waited until 2001 to retire to take advantage of the new plan benefits and various reorganizations including the formation of Nuclear Management Company, a significant number of employees are leaving our pension plan in early 2001. This requires curtailment accounting for the year 2000 under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Most of the 2000 curtailment loss was deferred as a regulatory asset.

    The assumptions used in measuring WPS Resources' benefit obligation are shown in the following table:
	2000	1999	1998
Weighted average assumptions as of December 31 - pension
Discount rate	7.50%	7.50%	6.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	5.50%	5.50%	5.50%

Weighted average assumptions as of December 31 - other
Discount rate	7.50%	7.50%	6.75%
Expected return on plan assets	8.75%	8.75%	8.75%

    For 2000, we assumed health care cost trend rates of 7%, decreasing to 5% by the year 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:
(Thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$ 1,348	$ (1,243)
Effect on the health care component of the accumulated postretirement benefit obligation	$14,364	$(11,682)

    Wisconsin Public Service has an Employee Stock Ownership Plan and Trust that held 1,868,859 shares of WPS Resources common stock (market value of approximately $68.8 million) at December 31, 2000. The Employee Stock Ownership Plan also had a loan guaranteed by Wisconsin Public Service and secured by common stock which was paid off in June of 2000. The company had been paying principal and interest on the loan using contributions from Wisconsin Public Service and dividends on our common stock held by the Employee Stock Ownership Plan. The Employee Stock Ownership Plan allocated shares to participants as the loan was repaid. Tax benefits from dividends paid to the Employee Stock Ownership Plan are recognized as a reduction in Wisconsin Public Service's cost of providing service to customers. The Public Service Commission of Wisconsin has allowed Wisconsin Public Service to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and of the employer contribution is an approximately equal sharing of the tax benefits of the program between customers and employees.

NOTE 12--INCOME TAXES

    WPS Resources is refunding to customers taxes provided in prior years at rates greater than current rates prospectively as the temporary differences reverse. The regulatory liability for these refunds totaled $25.2 million as of December 31, 2000 and $29.1 million as of December 31, 1999, respectively.

    We recognized a deferred tax asset of approximately $11.0 million for tax credits that will be carried forward to reduce the regular tax liability in future years. In addition, as of December 31, 2000 and 1999, we had the following significant temporary differences that created deferred tax assets and liabilities:
(Thousands)	2000	1999

Deferred tax assets
Plant related	$ 72,088	$ 72,077
Customer advances	12,423	11,512
Capital losses/state net operating losses	6,520	3,368
Deferred tax credit carry forward	11,016	-
Environmental cleanup	3,337	3,835
Employee benefits	35,007	32,486
Other	1,677	5,131
Total	$142,068	$128,409

Deferred tax liabilities
Plant related	$200,251	$201,826
Demand-side management expenditures	4,688	7,043
Employee benefits	31,288	26,442
Other	6,304	4,190
Total	$242,531	$239,501

Net deferred tax liabilities	$100,463	$111,092

    We are amortizing previously deferred investment tax credits as a reduction in income tax expense over the life of the related utility plant. Income tax expense decreased in 2000 primarily due to increased utilization of federal tax credits. Income tax expense is comprised of the following components:

(Thousands, except for percentages)	2000		1999		1998
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$26,637	35.0%	$32,346	35.0%	$25,623
State income taxes, net	5.5	4,162	5.0	4,611	5.9	4,344
Investment tax credit restored	(2.3)	(1,785)	(1.9)	(1,789)	(2.6)	(1,924)
Rate difference on reversal of income tax temporary differences	(2.1)	(1,584)	(1.6)	(1,461)	(2.0)	(1,461)
Dividends paid to Employee Stock Ownership Plan	(0.9)	(648)	(1.5)	(1,349)	(1.9)	(1,414)
Federal tax credits	(24.1)	(18,324)	(1.6)	(1,520)	(1.0)	(751)
Other differences, net	(3.2)	(2,453)	(1.2)	(1,097)	(1.4)	(972)
Effective income tax	7.9%	$ 6,005	32.2%	$29,741	32.0%	$23,445

Current provision
Federal		$ 5,938		$33,788		$29,492
State		8,569		9,436		7,779
Total current provision		14,507		43,224		37,271
Deferred benefit		(6,717)		(11,694)		(11,902)
Investment tax credit restored, net		(1,785)		(1,789)		(1,924)
Total income tax expense		$ 6,005		$29,741		$23,445

NOTE 13--COMMITMENTS AND CONTINGENCIES

Coal Contracts

    To ensure a reliable, low-cost supply of coal, Wisconsin Public Service entered into a long-term contract that has take-or-pay obligations totaling $89.2 million from 2001 through 2016. The obligations are subject to force majeure provisions which provide Wisconsin Public Service other options if the specified coal does not meet emission limits that may be mandated in future legislation. We believe that any amounts paid under the take-or-pay obligations described above would be considered costs of service subject to recovery in customer rates.

Purchased Power

    Wisconsin Public Service has several take-or-pay contracts for either capacity or energy related to purchased power. These contracts total $87.2 million through April 2003. We expect to recover these costs in future customer rates.

Long-Term Power Supply

    In November 1995, Wisconsin Public Service signed a 25-year agreement to purchase power from De Pere Energy Center, LLC, an independent power producer, that built a cogeneration facility and is selling electrical power to Wisconsin Public Service. Phase I of the project went into operation in June of 1999 and is accounted for as a capital lease. Phase II is currently projected to be operational within five years of the start of Phase I. When Phase II becomes operational, Wisconsin Public Service will record an additional utility plant asset of approximately $80.0 million. See Note 3, Capital Lease, for more detail.

Natural Gas Costs

    Wisconsin Public Service has natural gas supply and transportation contracts that require total estimated demand payments of $72.9 million through October 2010.

    Wisconsin Public Service will acquire the natural gas supply and transportation contracts from Wisconsin Fuel and Light Company when the acquisition of Wisconsin Fuel and Light is completed. We expect the acquisition to be completed in April of 2001. Because Wisconsin Public Service and Wisconsin Fuel and Light hold similar natural gas supply and transportation contracts, the acquisition of the Wisconsin Fuel and Light contracts is expected to have no significant impact on Wisconsin Public Service's cost of natural gas.

Nuclear Liability

    The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require Wisconsin Public Service to pay up to a maximum of $36.3 million per incident. The payments will not exceed $4.1 million per incident in a given calendar year. These amounts represent Wisconsin Public Service's 41.2% ownership in the Kewaunee plant.

    After Wisconsin Public Service acquires Madison Gas and Electric's share of the Kewaunee plant, our ownership will be 59%; and thus our liabilities will increase accordingly. The maximum liability per incident will be $52.0 million with payments not to exceed $5.9 million per incident in a given calendar year.

Nuclear Plant Operation

    On September 29, 1998, Wisconsin Public Service and Madison Gas and Electric entered into an agreement pursuant to which Wisconsin Public Service will acquire, at Madison Gas and Electric's book value on the date of acquisition, Madison Gas and Electric's 17.8% share of the Kewaunee plant including Madison Gas and Electric's decommissioning trust assets held in their qualified trust fund. Wisconsin Public Service will also assume Madison Gas and Electric's share of the decommissioning obligation to the extent such obligation may exceed the funds available within Madison Gas and Electric's nonqualified trust fund at the time of decommissioning. This agreement, the closing of which remains contingent upon Nuclear Regulatory Commission approval and steam generator replacement scheduled for the fall of 2001, will result in Wisconsin Public Service's ownership interest in the Kewaunee plant increasing to 59%.

    The net book value of Wisconsin Public Service's share of the Kewaunee plant at December 31, 2000 is $52.5 million. In addition, the current cost of Wisconsin Public Service's share of the estimated costs to decommission the Kewaunee plant, assuming early retirement, exceeds the trust assets at December 31, 2000 by $4.2 million. On January 3, 1997, the Public Service Commission of Wisconsin accepted Wisconsin Public Service's recommendation to accelerate recovery of the Wisconsin retail portion of both the current undepreciated plant balance and the unfunded decommissioning costs over a six-year period, 1997 through 2002. This method of recovery ended on December 31, 2000, as a result of a recent Public Service Commission of Wisconsin rate order in Docket 6690-UR-112 authorizing new rates for 2001. This rate order includes a change in methodology for recovery of the Kewaunee plant investment. Under the new rates, the investment in the new steam generators will be recovered using the sum-of-the-years-digits depreciation method with an 8.5 year remaining life after installation. The unrecovered plant investment at the end of 2000 will be recovered over a period ending 8.5 years after the installation of the steam generators using a straight-line remaining life depreciation methodology. Also under the 2001 rate order, the funding period for decommissioning was extended to the end of 2010.

Transmission Assets

    During 2000, Wisconsin Public Service committed to transfer all its transmission assets to American Transmission Company LLC. This transfer occurred on January 1, 2001 at the net book value of the assets. WPS Investments, LLC, a wholly-owned subsidiary of Wisconsin Public Service, will hold the resulting investment in American Transmission Company and use the equity method of accounting.

Clean Air Regulations

    Early compliance with the federal Clean Air Act has generated surplus sulfur dioxide allowances. We will consider the sale of any allowances available in excess of our own needs. The Wisconsin Commission has ordered that profits from the sale of allowances be passed on to customers.

    On December 24, 1998, Wisconsin Public Service joined other parties in a petition challenging the Environmental Protection Agency's regulations that required Wisconsin to prepare and submit a nitrogen oxide implementation plan. On January 22, 1999, the State of Wisconsin intervened in the litigation and challenged the geographic scope of the rule and the required timing for implementation of nitrogen oxide controls within the state. The United States Court of Appeals for the District of Columbia heard arguments on November 9, 1999. On March 3, 2000, the Court held that the Environmental Protection Agency's nitrogen oxide state implementation plan was not appropriately issued to the State of Wisconsin and vacated the rule for the State of Wisconsin.

    However, under another part of the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area in southern Wisconsin. The nitrogen oxide reductions begin in 2003 and are gradually increased through 2007. This plan affects Edgewater Unit 4. A compliance plan for this unit was started in 2000 and may include a combination of combustion optimization and emission trading at a cost of about $5 million. The state rule also seeks voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with nitrogen oxide compliance.

    Recent air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled deviation from the sulfur dioxide ambient air quality standard. Wisconsin Public Service and the Wisconsin Department of Natural Resources developed a plan to eliminate the model deviation by extending the existing stacks at Weston Units 1 and 2 by 55 feet and limiting the sulfur content of the fuel to 1.2 lb/mm Btu. The cost of the stack extension is about $0.86 million. The current and projected fuel meets the sulfur content limit. The Environmental Protection Agency is reviewing this plan.

    On November 3, 1999, the Environmental Protection Agency announced that it was pursuing an enforcement initiative against seven utilities, or their subsidiaries, located in the Midwest and the South as well as the Tennessee Valley Authority. The enforcement initiative alleges that the utilities may have undertaken projects at certain coal-fired generation plants in violation of the Clean Air Act. The Environmental Protection Agency is seeking penalties and the installation of additional pollution control equipment.

    As a continuation of this initiative, the Environmental Protection Agency requested on December 14, 2000 that Wisconsin Public Service Corporation provide information pursuant to Section 114 of the Clean Air Act relating to projects undertaken at the Pulliam and Weston plants. The information was submitted on January 16, 2001. Wisconsin Power and Light Company, the operator of units jointly-owned with Wisconsin Public Service, also submitted information related to projects undertaken at the Columbia and Edgewater plants.

    The Wisconsin Department of Natural Resources has initiated a rulemaking effort aimed at the control of mercury emissions. Coal burning power plants are likely to be the target of this regulatory effort. A draft of the rule has not been released, and as such, the effect on Wisconsin Public Service is unknown. However, if restrictive limits are adopted, the costs could be significant.

    WPS Power Development acquired 30 years of emission allowances as a result of the acquisition of Sunbury Generation, LLC in November 1999. The purchase of WPS Westwood Generation, LLC in September 2000 also resulted in acquiring 30 years of emission allowances. A consistent valuation across vintage years is being utilized to allocate the cost of these allowances. The cost assigned to these allowances is being charged to expense as the allowances are used. The Sunbury plant also purchases incremental emission allowances on the open market to comply with air regulations. Additional technology may be required by 2003 in order to comply with nitrogen oxide standards. Expenditures for this technology could be significant.

Manufactured Gas Plant Remediation

    Wisconsin Public Service continues to investigate the environmental cleanup of eight manufactured gas plant sites. The cleanup of Wisconsin Public Service's Stevens Point manufactured gas plant site is complete with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Cleanup began at both of the Sheboygan sites in November 2000 and is expected to be completed by June 2001. To-date costs are at expected levels. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be $35.7 million to $42.2 million. These estimates may be adjusted in the future contingent upon remediation technology, regulatory requirements, and the assessment of natural resources damages.

    Wisconsin Public Service currently has a $37.4 million liability recorded for cleanup with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs net of insurance recoveries in current and future customer rates. Carrying costs associated with the cleanup expenditures will not be recoverable. Wisconsin Public Service has received $12.6 million in insurance recoveries that we recorded as a reduction to the regulatory asset.

Future Utility Expenditures

    We estimate utility plant construction expenditures at Wisconsin Public Service for 2001 to be approximately $179.7 million and construction expenditures at Upper Peninsula Power for 2001 to be approximately $28.7 million. Wisconsin Public Service estimates demand-side management expenditures to be $19.9 million in 2001. In addition, recovery of previously deferred demand-side management expenditures of $11.9 million from customers will occur through 2002.

NOTE 14--ACQUISITIONS AND OTHER INVESTMENTS

    On December 31, 2000, Wisconsin Public Service increased its ownership in Wisconsin River Power Company to two-thirds by purchasing an additional one-third interest from Consolidated Water Power Company. The purchase price was at net book value of Wisconsin River Power at August 31, 2000. In addition, one-third of the net proceeds from the sale of Wisconsin River Power's real estate and wood products over a 12-year period will be payable to Consolidated Water Power. In 2001, Wisconsin Power and Light has the option to purchase one-half of our newly purchased one-third share of Wisconsin River Power. Exercise of this option would result in Wisconsin Public Service and Wisconsin Power and Light each owning one-half of Wisconsin River Power, but Wisconsin Public Service would remain the operator of the facility.

    Along with Wisconsin Public Service, we entered into a merger agreement with Wisconsin Fuel and Light on July 13, 2000. Under the agreement, Wisconsin Fuel and Light shareholders will receive 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light's common stock. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources' common stock exceeds $33.96 per share or is less than $27.79 per share. The market price is defined as the average of the closing price of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective date of the merger.

    A majority of the outstanding preferred shareholders of Wisconsin Public Service approved the merger, allowing Wisconsin Fuel and Light to merge into Wisconsin Public Service. In November 2000, a majority of the outstanding common shareholders of Wisconsin Fuel and Light approved the plan of merger. We will account for the merger using the purchase method of accounting, and we expect to complete it in April of 2001.

    WPS Power Development reached an agreement with Sierra Pacific Power Company in October 2000 to purchase their 545-megawatt Tracy/Pinon Power Station. The facility consists of natural gas and oil-fired generation units and a coal gasification project that had been co-funded by the United States Department of Energy. Regulatory approval is still needed to complete the purchase. The purchase price of $249.8 million is subject to taxes and other adjustments at closing. We expect to close the purchase in 2001 and to finance a portion of the purchase with nonrecourse debt. Included with the purchase is a temporary purchase power agreement to sell the power generated by Tracy/Pinon to Sierra Pacific.

    Also in 2000, WPS Power Development's subsidiary, Sunbury Holdings, LLC, purchased CinCap VI, LLC from Cinergy Capital and Trading, Inc. CinCap VI owns the 30-megawatt Westwood generation facility located in Pennsylvania. As of January 1, 2001, CinCap VI changed its name to WPS Westwood Generation, LLC.

    At WPS Energy Services, the price paid in excess of fair value for the purchase of retail gas contracts acquired in 1999 is being amortized over a five-year period.

NOTE 15--INVESTMENTS AND OTHER ASSETS

    The table below details items included in investments and other assets at December 31, 2000.

WPS Resources' Investments and Other Assets (Thousands)	2000	1999

Emissions allowances	$ 42,363	$ 38,791
Investments in other companies	19,294	12,420
Nuclear decommissioning trusts	18,338	19,129
Key executive life insurance	14,996	11,787
Unamortized debt expense	4,081	5,156
Edgewater and Columbia deposits	3,190	3,144
Notes receivable from unaffiliated companies	6,869	6,973
Deferred financing costs	3,712	-
Other	* 13,759	* 9,857
Total	$126,602	$107,257

* Contains items that are less than 5% of the total investments and other assets.

    Emission allowances are related to WPS Power Development's ownership of the Westwood and Sunbury generation facilities. The emission allowances extend 29 years into the future and are expensed as used by each facility.

NOTE 16--REGULATORY ENVIRONMENT

    Wisconsin Public Service received a rate order in the Wisconsin jurisdiction effective January 1, 2001. The impact is an estimated $27.2 million increase in electric revenues and an estimated $4.3 million increase in gas revenues on an annual basis. The new rates are effective for 2001 and 2002. The Public Service Commission of Wisconsin authorized a 12.1% return on Wisconsin Public Service's equity for 2001 and 2002. A 2002 rate reopener was not approved by the Public Service Commission of Wisconsin, but the Commission did acknowledge that pursuant to statutes Wisconsin Public Service may request a reopener at any time.

    On October 13, 2000, Upper Peninsula Power filed a $5.7 million rate increase with the Michigan Public Service Commission. A final rate order is expected in 2001.

Note 17--REGULATORY ASSETS AND LIABILITIES

    The following regulatory assets and liabilities were reflected in our consolidated balance sheets as of December 31:

WPS Resources Regulatory Assets/Liabilities (Thousands)	2000	1999

Regulatory assets
Demand-side management expenditures	$20,734	$23,862
Environmental remediation costs (net of insurance recoveries)	30,503	30,942
Funding for enrichment facilities	4,122	4,579
Pension curtailment loss	8,121	-
Other	11,099	11,107
Total	$74,579	$70,490

Regulatory liabilities
Income tax related items	$25,171	$29,080
Unrealized gain on decommissioning trust	18,338	19,129
Kewaunee deferred revenue	-	2,819
De Pere Energy Center deferred revenue	-	3,263
Deferred gain on emission allowance sales	2,921	3,705
Interest from tax refunds	3,811	3,730
Other	400	2,422
Total	$50,641	$64,148

    Our utility subsidiaries are recovering their regulatory assets and returning their regulatory liabilities through rates charged to customers based on specific ratemaking decisions or precedent for each item. Except for amounts expended for environmental costs, Wisconsin Public Service is recovering carrying costs for all regulatory assets. Upper Peninsula Power may recover carrying costs on environmental regulatory assets. Based on prior and current rate treatment for such costs, we believe it is probable that Wisconsin Public Service and Upper Peninsula Power will continue to recover from customers the regulatory assets described above.

    See Notes 11 and 12 for specific information on pension and income tax related regulatory liabilities. See Note 13 for information on environmental remediation deferred costs.

NOTE 18--SEGMENTS OF BUSINESS

    We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company, and WPS Power Development is an electric generation asset development company. Nonutility operations and subsidiaries of WPS Resources not already mentioned are included in the Other column. The tables below present information for the respective years pertaining to our operations segmented by lines of business.
Segments of Business (Thousands)
	Regulated Utilities			Nonutility and Nonregulated Operations
2000	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Operating revenues	$ 642,705	$264,519	$ 907,224	$955,622	$128,135	$ 9,841	$(49,248)	$1,951,574
Depreciation and decommissioning	82,439	8,894	91,333	1,384	6,687	438	-	99,842
Other income (expense)	18,154	56	18,210	872	1,039	1,042	(3,603)	17,560
Interest expense	27,258	4,813	32,071	416	10,879	20,676	(9,761)	54,281
Income taxes	33,597	7,615	41,212	922	(29,252)	(6,877)	-	6,005
Net income (loss)	60,653	11,577	72,230	1,734	931	(7,902)	-	66,993
Balance Sheet
Total assets	1,239,003	305,491	1,544,494	924,922	233,086	178,062	(64,422)	2,816,142
Cash expenditures for long-lived assets	137,947	21,528	159,475	295	39,018	296	-	199,084

* Includes only utility operations. Nonutility operations are included in the Other column.

Segments of Business (Thousands)
	Regulated Utilities			Nonutility and Nonregulated Operations
1999	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Operating revenues	$ 590,359	$191,521	$ 781,880	$292,212	$ 35,400	$ 5,718	$ (16,670)	$1,098,540
Depreciation and decommissioning	70,898	8,216	79,114	1,058	3,282	290	-	83,744
Other income (expense)	7,232	78	7,310	(221)	(253)	5,716	(3,603)	8,949
Interest expense	23,965	4,534	28,499	336	4,629	11,308	(8,503)	36,269
Income taxes	32,040	7,405	39,445	(2,579)	(4,683)	(2,442)	-	29,741
Net income (loss)	56,083	11,246	67,329	(3,488)	(3,799)	(477)	-	59,565
Balance Sheet
Total assets	1,247,859	267,356	1,515,215	64,846	190,247	184,349	(138,109)	1,816,548
Cash expenditures for long-lived assets	120,929	19,768	140,697	70	132,137	279	-	273,183

* Includes only utility operations. Nonutility operations are included in the Other column.

Segments of Business (Thousands)
	Regulated Utilities			Nonutility and Nonregulated Operations
1998	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Operating Revenues	$ 550,004	$165,111	$ 715,115	$351,258	$ 5,919	$ 3,587	$(12,143)	$1,063,736
Depreciation and Decommissioning	75,974	7,751	83,725	1,148	1,205	196	-	86,274
Other income (expense)	5,461	114	5,575	(5,765)	110	4,681	(1,923)	2,678
Interest expense	22,820	4,323	27,143	592	1,320	5,082	(4,012)	30,125
Income taxes	27,534	4,429	31,963	(4,783)	(2,516)	(1,219)	-	23,445
Net income (loss)	50,488	5,912	56,400	(6,869)	(2,432)	(468)	-	46,631
Balance Sheet
Total assets	1,117,438	246,365	1,363,803	71,839	32,894	90,729	(48,878)	1,510,387
Cash expenditures for long-lived assets	75,589	19,145	94,734	291	15,029	755	-	110,809

* Includes only utility operations. Nonutility operations are included in the Other column.

NOTE 19--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Thousands, except for share amounts)	Three Months Ended
	2000
	March	June	September	December	Total
Operating revenues	$398,849	$374,673	$458,639	$719,413	$1,951,574
Net income	$ 29,232	$ 11,355	$ 12,867	$ 13,539	$ 66,993
Average number of shares of common stock	26,634	26,398	26,407	26,413	26,463
Basic and diluted earnings per share	$1.10	$0.43	$0.49	$0.51	$2.53

	1999
	March	June	September	December	Total
Operating revenues	$329,834	$221,552	$251,005	$296,149	$1,098,540
Net income	$ 22,752	$ 10,041	$ 13,819	$ 12,953	$ 59,565
Average number of shares of common stock	26,520	26,601	26,682	26,768	26,644
Basic and diluted earnings per share	$0.86	$0.38	$0.52	$0.48	$2.24

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

F. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of WPS Resources Corporation:

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, and retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Milwaukee, Wisconsin
January 25, 2001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

G. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Thousands)	2000	1999	1998

Operating revenues
Electric	$575,951	$527,922	$487,340
Gas	264,519	191,521	165,111
Total operating revenues	840,470	719,443	652,451
Operating expenses
Electric production fuels	128,538	113,170	110,443
Purchased power	62,610	57,390	42,340
Gas purchased for resale	185,143	117,582	104,608
Other operating expenses	160,698	150,822	138,232
Maintenance	67,354	56,650	49,425
Depreciation and decommissioning	85,288	73,163	78,206
Federal income taxes	31,447	30,154	23,642
Investment tax credit restored	(1,605)	(1,608)	(1,742)
State income taxes	8,758	8,752	7,291
Gross receipts tax and other	28,083	26,414	26,403
Total operating expense	756,314	632,489	578,848
Operating income	84,156	86,954	73,603
Other income and (deductions)
Allowance for equity funds used during construction	1,712	719	173
Other, net	17,970	7,888	6,765
Income taxes	(1,452)	(805)	(331)
Total other income	18,230	7,802	6,607
Income before interest expense	102,386	94,756	80,210
Interest expense
Interest on long-term debt	21,833	21,855	20,400
Other interest	9,824	5,560	2,801
Allowance for borrowed funds used during construction	(2,752)	(2,874)	(177)
Total interest expense	28,905	24,541	23,024
Net income	73,481	70,215	57,186
Preferred stock dividend requirements	3,111	3,111	3,111
Earnings on common stock	70,370	67,104	54,075
Other comprehensive income	-	-	-
Comprehensive income	$ 70,370	$ 67,104	$54,075

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

H. CONSOLIDATED BALANCE SHEETS

Assets
At December 31 (Thousands)	2000	1999
Utility plant
Electric	$1,698,843	$1,611,543
Gas	302,942	285,048
Property under capital lease	74,130	74,130
Total	2,075,915	1,970,721
Less - Accumulated depreciation and decommissioning	1,268,949	1,202,725
Total	806,966	767,996
Nuclear decommissioning trusts	207,224	198,052
Construction in progress	64,593	67,831
Nuclear fuel, less accumulated amortization	16,040	15,007
Net utility plant	1,094,823	1,048,886

Current assets
Cash and equivalents	4,375	3,428
Customer and other receivables, net of reserves of $3,367
at December 31, 2000 and $2,455 at December 31, 1999	92,058	70,940
Accrued utility revenues	56,826	36,132
Fossil fuel, at average cost	11,223	15,134
Gas in storage, at average cost	21,682	18,776
Materials and supplies, at average cost	22,241	21,302
Prepayments and other	23,020	20,734
Total current assets	231,425	186,446

Regulatory assets	72,367	68,169
Nonutility plant, net of accumulated depreciation of $174
at December 31, 2000 and $138 at December 31, 1999	1,168	1,294
Pension assets	62,992	65,622
Investments and other assets	40,471	39,468
Total	$1,503,246	$1,409,885

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

H. CONSOLIDATED BALANCE SHEETS (CONTINUED)

Capitalization and Liabilities
At December 31 (Thousands)	2000	1999
Capitalization
Common stock equity	$ 567,757	$ 525,128
Preferred stock with no mandatory redemption	51,188	51,193
Capital lease obligation	72,955	73,585
Long-term debt to parent	13,476	13,780
Long-term debt	283,594	285,783
Total capitalization	988,970	949,469

Current liabilities
Current portion of capital lease obligation	630	419
Note payable	10,000	10,000
Commercial paper	60,000	40,000
Accounts payable	96,728	52,654
Accrued interest and taxes	12,389	12,819
Other	14,776	13,118
Total current liabilities	194,523	129,010

Long-term liabilities and deferred credits
Accumulated deferred income taxes	109,024	107,516
Accumulated deferred investment tax credits	21,946	23,551
Regulatory liabilities	42,729	56,728
Environmental remediation liability	37,367	38,632
Postretirement liabilities	47,267	49,643
Other long-term liabilities	61,420	55,336
Total long-term liabilities and deferred credits	319,753	331,406

Commitments and contingencies (See Note 13)
Total	$1,503,246	$1,409,885

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation
notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

I. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31 (Thousands, except share amounts)	2000	1999

Common stock equity
Common stock	$ 95,588	$ 95,588
Premium on capital stock	242,877	167,842
Retained earnings	229,292	263,922
Employee Stock Ownership Plan loan guarantees	-	(2,224)
Total common stock equity	567,757	525,128

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -
Shares Outstanding
Series 2000 1999
5.00% 131,920 131,950	13,192	13,195
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 50,000	4,998	5,000
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock	51,188	51,193

Capital lease obligation	73,585	74,004
Less current portion	(630)	(419)
Net capital lease obligation	72,955	73,585

Long-term debt to parent
Series Year Due
8.76% 2015	5,567	5,693
7.35% 2016	7,909	8,087
Total long-term debt to parent	13,476	13,780

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000
Total	284,175	284,175
Unamortized discount and premium on bonds, net	(700)	(758)
Total first mortgage bonds	283,475	283,417
Employee Stock Ownership Plan loan guarantees	-	2,224
Other long-term debt	119	142
Total long-term debt	283,594	285,783
Total capitalization	$988,970	$949,469

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

J. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Thousands)	2000	1999	1998

Cash flows from operating activities:
Net income	$ 3,481	$ 70,215	$ 57,186

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	85,288	73,163	78,206
Gain on nuclear decommissioning trust	(10,771)	(3,941)	(3,258)
Amortization of nuclear fuel and other	14,712	14,160	15,634
Deferred income taxes	(2,893)	(12,034)	(12,421)
Investment tax credit restored	(1,605)	(1,221)	(2,129)
Allowance for equity funds used during construction	(1,712)	(719)	(173)
Gain on sale of property	(3,750)	-	-
Pension income	2,630	(5,604)	(9,669)
Postretirement funding	(2,602)	5,402	9,743
Other, net	3,705	14,066	2,488
Changes in -
Customer and other receivables	(21,118)	(7,747)	(7,300)
Accrued utility revenues	(20,694)	(5,255)	(127)
Fossil fuel inventory	3,911	(2,701)	(2,469)
Gas in storage	(2,906)	(3,921)	2,339
Miscellaneous assets	(16,020)	(9,350)	281
Accounts payable	44,074	(8,026)	14,227
Miscellaneous current and accrued liabilities	699	6,048	(5,019)
Accrued taxes	(430)	10,229	(7,666)
Gas refunds	-	-	684
Net cash from operating activities	143,999	132,764	130,557

Cash flows from (used for) investing activities:
Construction of utility plant and nuclear fuel expenditures	(150,541)	(133,809)	(89,544)
Decommissioning funding	(8,831)	(9,180)	(17,239)
Purchase of other property and equipment	(50)	(243)	(270)
Proceeds from sale of property	31,339
Other	(1,434)	16,282	4,565
Net cash used for investing activities	(129,517)	(126,950)	(102,488)

Cash flows from (used for) financing activities:
Redemption of long-term debt	-	-	(53,659)
Proceeds from issuance of long-term debt	-	-	50,000
Proceeds from issuance of commercial paper	656,000	403,000	290,521
Redemptions of commercial paper	(636,000)	(388,000)	(281,021)
Equity infusion from parent	75,000	60,000	34,000
Preferred stock dividends	(3,111)	(3,111)	(3,111)
Dividends to parent	(105,000)	(76,000)	(66,838)
Other	(424)	(157)	-
Net cash used for financing activities	(13,535)	(4,268)	(30,108)
Net increase (decrease) in cash and equivalents	947	1,546	(2,039)
Cash and equivalents at beginning of year	3,428	1,882	3,921
Cash and equivalents at end of year	$ 4,375	$ 3,428	$ 1,882

Cash paid during year for:
Interest, less amount capitalized	$24,421	$22,941	$20,905
Income taxes	$45,157	$44,416	$48,781

Supplemental schedule of noncash investing and financing activities for 1999 only (thousands):
1. A capital lease obligation of $74,130 was incurred when Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.
2. Net cash surrender value of a key executive life insurance policy of $11,787 was transferred from Wisconsin Public Service to WPS Resources.
3. Nonutility assets of $121 were transferred from Wisconsin Public Service to WPS Resources

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

K. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31 (Thousands)	2000	1999	1998

Balance at beginning of year	$263,922	$284,726	$297,489
Add - Net income	73,481	70,215	57,186
	337,403	354,941	354,675
Deduct -
Cash dividends declared on preferred stock
5.00% Series ($5.00 per share)	660	660	660
5.04% Series ($5.04 per share)	151	151	151
5.08% Series ($5.08 per share)	254	254	254
6.76% Series ($6.76 per share)	1,014	1,014	1,014
6.88% Series ($6.88 per share)	1,032	1,032	1,032
Dividend to parent	105,000	87,908	66,838
	108,111	91,019	69,949
Balance at end of year	$229,292	$263,922	$284,726

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation
notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WISCONSIN PUBLIC SERVICE CORPORATION

L. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following are supplemental notes to the WPS Resources Corporation financial statements and should be read in conjunction with WPS Resources consolidated financial statements and the related notes.

NOTE 1--SHORT-TERM DEBT AND LINES OF CREDIT

    To provide short-term borrowing flexibility and security for commercial paper outstanding, Wisconsin Public Service maintains bank lines of credit. These lines of credit require a fee.

    The information in the table below relates to short-term debt and lines of credit for the years indicated:
(Thousands, except for percentages)	2000	1999	1998

As of end of year
Commercial paper outstanding	$60,000	$40,000	$25,000
Average discount rate on outstanding commercial paper	6.62%	6.50%	5.10%
Short-term notes payable outstanding	$10,000	$10,000	$10,000
Average interest rate on short-term notes payable	6.73%	6.43%	5.58%
Available (unused) lines of credit	$65,000	$30,000	$ 5,000

For the year
Maximum amount of short-term debt	$73,000	$54,000	$49,000
Average amount of short-term debt	$44,809	$29,049	$20,099
Average interest rate on short-term debt	6.51%	5.27%	5.50%

NOTE 2--LONG-TERM DEBT

    At Wisconsin Public Service, utility plant assets secure first mortgage bonds. In December 1998, Wisconsin Public Service issued $50.0 million of 6.08% senior notes due in 2028 secured by a pledge of first mortgage bonds. The 1998 notes become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

    Wisconsin Public Service has no sinking fund payment requirements on its outstanding debt. A schedule of all debt payments including bond maturities is as follows:

Year ending December 31 (Thousands)

2001	$ -
2002	50,023
2003	50,023
2004	23
2005	9,098
Future years	175,127
Total payments	$284,294

NOTE 3--COMMON EQUITY

    Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without the Public Service Commission of Wisconsin's approval. The company may declare special dividends in order to maintain utility common equity levels consistent with those allowed by the regulators. Wisconsin law prohibits Wisconsin Public Service from making loans to or guaranteeing obligations of WPS Resources or its other subsidiaries.

    During 2000, Wisconsin Public Service received equity infusions of $75 million from WPS Resources. Wisconsin Public Service paid special common dividends of $50 million to WPS Resources in 2000. The equity infusions and special dividends allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

NOTE 4--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

    Cash, Short-Term Investments, Energy Conservation Loans, Notes Payable, and Outstanding Commercial Paper: The carrying amount approximates fair value due to the short maturity of those investments and obligations.

    Nuclear Decommissioning Trusts: The value of nuclear decommissioning trust investments is recorded at market value.

    Long-Term Debt, Preferred Stock, and Employee Stock Ownership Plan Loan Guarantees: The fair value of long-term debt, preferred stock, and Employee Stock Ownership Plan loan guarantees is estimated based on the quoted market price for the same or similar issues or on the current rates offered to Wisconsin Public Service for debt of the same remaining maturity.

    The estimated fair values of Wisconsin Public Service's financial instruments as of December 31 were:
(Thousands)	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 4,375	$ 4,375	$ 3,428	$ 3,428
Energy conservation loans	3,509	3,509	5,198	5,198
Nuclear decommissioning trusts - utility plant	207,224	207,224	198,052	198,052
Nuclear decommissioning trusts - other assets	18,338	18,338	19,129	19,129
Notes payable	10,000	10,000	10,000	10,000
Commercial paper	60,000	60,000	40,000	40,000
Employee Stock Ownership Plan loan guarantees	-	-	2,224	2,249
Long-term debt	284,294	286,892	284,175	272,961
Preferred stock	51,188	41,915	51,193	47,881

NOTE 5--INCOME TAXES

    Wisconsin Public Service is refunding taxes provided in prior years at rates greater than current rates to customers prospectively as the temporary differences reverse. The regulatory liability for these refunds totaled $17.3 million as of December 31, 2000 and $29.1 million as of December 31, 1999.

    As of December 31, 2000 and 1999, Wisconsin Public Service had the following significant temporary differences that created deferred tax assets and liabilities:

(Thousands)	2000	1999

Deferred tax assets
Plant related	$ 67,244	$ 68,848
Customer advances	11,304	10,592
Capital losses/state net operating losses	-	-
Environmental cleanup	3,337	3,835
Employee benefits	30,984	30,500
Other	1,877	2,602
Total	$114,746	$116,377

Deferred tax liabilities
Plant related	$183,419	$188,796
Demand-side management expenditures	4,688	7,043
Employee benefits	31,288	26,442
Other	4,375	1,612
Total	$223,770	$223,893

Net deferred tax liabilities	$109,024	$107,516

    Wisconsin Public Service is amortizing previously deferred investment tax credits as a reduction in income tax expense over the life of the related utility plant. Income tax expense is comprised of the following components:
(Thousands, except for percentages)	2000		1999		1998
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$39,700	35.0%	$37,870	35.0%	$30,301
State income taxes, net	5.5	6,282	5.3	5,770	5.8	5,009
Investment tax credit restored	(1.4)	(1,605)	(1.5)	(1,608)	(2.0)	(1,742)
Rate difference on reversal of income tax temporary differences	(1.3)	(1,503)	(1.7)	(1,837)	(2.0)	(1,761)
Dividends paid to Employee Stock Ownership Plan	(0.6)	(648)	(1.2)	(1,349)	(1.6)	(1,414)
Federal tax credits	(0.3)	(295)	(0.1)	(147)	-	-
Other differences, net	(1.6)	(1,879)	(0.6)	(596)	(1.1)	(871)
Effective income tax	35.3%	$40,052	35.2%	$38,103	34.1%	$29,522

Current provision
Federal		$35,998		$41,915		$34,564
State		8,552		9,430		7,777
Total current provision		44,550		51,345		42,341
Deferred benefit		(2,893)		(11,634)		(11,077)
Investment tax credit restored, net		(1,605)		(1,608)		(1,742)
Total income tax expense		$40,052		$38,103		$29,522

NOTE 6--REGULATORY ASSETS AND LIABILITIES

    The following regulatory assets and liabilities were reflected in Wisconsin Public Service's consolidated balance sheets as of December 31:

(Thousands)	2000	1999

Regulatory assets
Demand-side management expenditures	$20,734	$23,862
Environmental remediation costs (net of insurance recoveries)	29,003	29,017
Funding for enrichment facilities	4,122	4,579
Pension curtailment loss	8,121	-
Other	10,387	10,711
Total	$72,367	$68,169

Regulatory liabilities
Income tax related items	$17,259	$21,660
Unrealized gain on decommissioning trust	18,338	19,129
Kewaunee deferred revenue	-	2,819
De Pere Energy Center deferred revenue	-	3,263
Deferred gain on emission allowance sales	2,921	3,705
Interest from tax refunds	3,811	3,730
Other	400	2,422
Total	$42,729	$56,728

NOTE 7--SEGMENTS OF BUSINESS

    Wisconsin Public Service manages its reportable segments separately due to their different operating and regulatory environments. Its principal business segments are the regulated electric utility operations and the regulated gas utility operations. The tables below present information for the respective years pertaining to the operations of Wisconsin Public Service segmented by lines of business.

Segments of Business (Thousands)
	Regulated Utilities
2000	Electric Utility	Gas Utility	Total Utility	Other*	Wisconsin Public Service Consolidated

Income Statement
Operating revenues	$ 575,951	$264,519	$ 840,470	$ -	$ 840,470
Depreciation and decommissioning	76,394	8,894	85,288	-	85,288
Other income	18,119	56	18,175	1,507	19,682
Interest expense	22,907	4,813	27,720	1,185	28,905
Income taxes	32,712	7,615	40,327	(275)	40,052
Net income	58,196	11,577	69,773	597	70,370
Balance Sheet
Total assets	1,112,418	305,491	1,417,909	85,337	1,503,246
Cash expenditures for long-lived assets	129,011	21,528	150,539	52	150,591

* Nonutility operations are included in the Other column.

Segments of Business (Thousands)
	Regulated Utilities
1999	Electric Utility	Gas Utility	Total Utility	Other*	Wisconsin Public Service Consolidated

Income Statement
Operating revenues	$ 527,922	$191,521	$ 719,443	$ -	$ 719,443
Depreciation and decommissioning	64,947	8,216	73,163	-	73,163
Other income	6,530	78	6,608	1,999	8,607
Interest expense	19,726	4,534	24,260	281	24,541
Income taxes	30,719	7,405	38,124	(21)	38,103
Net income	54,117	11,246	65,363	1,741	67,104
Balance Sheet
Total assets	1,122,703	267,356	1,390,059	19,826	1,409,885
Cash expenditures for long-lived assets	114,041	19,768	133,809	252	134,061

* Nonutility operations are included in the Other column.

Segments of Business (Thousands)
	Regulated Utilities
1998	Electric Utility	Gas Utility	Total Utility	Other*	Wisconsin Public Service Consolidated

Income Statement
Operating revenues	$487,340	$165,111	$ 652,451	$ -	$ 652,451
Depreciation and decommissioning	70,455	7,751	78,206	-	78,206
Other income	5,783	114	5,897	1,041	6,938
Interest expense	18,441	4,323	22,764	260	23,024
Income taxes	25,502	4,429	29,931	(409)	29,522
Net income	46,973	5,912	52,885	1,190	54,075
Balance Sheet
Total assets	990,260	245,628	1,235,888	31,694	1,267,582
Cash expenditures for long-lived assets	70,399	19,145	89,544	270	89,814

* Nonutility operations are included in the Other column.

NOTE 8--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Thousands)	Three Months Ended
2000
	March	June	September	December	Total

Operating revenues	$217,107	$183,092	$190,046	$250,225	$840,470
Earnings on common stock	$ 27,285	$ 11,661	$ 15,778	$ 15,646	$ 70,370

1999
	March	June	September	December	Total

Operating revenues	$195,836	$159,196	$179,875	$184,536	$719,443
Earnings on common stock	$ 23,377	$ 10,645	$ 15,818	$ 17,264	$ 67,104

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.

NOTE 9--RELATED PARTY TRANSACTIONS

    Wisconsin Public Service enters into transactions with Upper Peninsula Power and WPS Energy Services, which are both wholly-owned subsidiaries of WPS Resources. During 2000, Wisconsin Public Service recorded revenue of $20.6 million from electric sales to Upper Peninsula Power and $0.9 million from gas sales to WPS Energy Services. In addition, Wisconsin Public Service purchased $5.7 million of gas from WPS Energy Services. During 1999, we recorded revenue of $8.3 million from electric sales to Upper Peninsula Power and $2.8 million from gas sales to WPS Energy Services. Wisconsin Public Service also purchased $1.5 million of gas from WPS Energy Services. For 1998, we recorded revenue of $6.4 million from electric sales to Upper Peninsula Power and $1.8 million from gas sales to WPS Energy Services. Wisconsin Public Service also purchased $0.6 million of gas from WPS Energy Services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WISCONSIN PUBLIC SERVICE CORPORATION

M. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Wisconsin Public Service Corporation:

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, and retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Milwaukee, Wisconsin
January 25, 2001

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of WPS Resources and those Class A directors seeking re-election can be found in our March 19, 2001 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.

    Information regarding our executive officers, which is not included in our Proxy Statement, can be found in this document.

ITEM 11. EXECUTIVE COMPENSATION

    Information required under Item 11 regarding compensation paid by WPS Resources to its Chief Executive Officer and its other executive officers can be found in our March 19, 2001 Proxy Statement, which is incorporated by reference as if fully set forth herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning principal securities holders and the security holdings of our management can be found in our March 19, 2001 Proxy Statement, which is incorporated by reference as if fully set forth herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There have been no transactions since the beginning of fiscal year 2000, or any currently proposed transactions, or series of similar transactions, to which WPS Resources or any of its subsidiaries was or is to be party to in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of WPS Resources, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	WPS Resources Corporation
	Consolidated Statements of Income, Comprehensive Income, and Retained Earnings for the three years ended December 31, 2000, 1999, and 1998		67

	Consolidated Balance Sheets as of December 31, 2000 and 1999		68

	Consolidated Statements of Capitalization as of December 31, 2000 and 1999		70

	Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999, and 1998		71

	Notes to Consolidated Financial Statements		72

	Report of Independent Public Accountants		98

	Wisconsin Public Service Corporation
	Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2000, 1999, and 1998		99

	Consolidated Balance Sheets as of December 31, 2000 and 1999		100

	Consolidated Statements of Capitalization as of December 31, 2000 and 1999		102

	Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999, and 1998		103

	Consolidated Statements of Retained Earnings for the three years ended December 31, 2000, 1999, and 1998		104

	Notes to Consolidated Financial Statements		105

	Report of Independent Public Accountants		111

(2)

Financial statement schedules.

The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Report of Independent Public Accountants	123

	B.	Statements of Income and Retained Earnings	124

	C.	Balance Sheets	125

	D.	Statements of Cash Flows	126

	E.	Notes to Parent Company Financial Statements	127

(3)	Listing of all exhibits, including those incorporated by reference.

Exhibit Number	Description of Documents

2*

Asset Purchase Agreement Among Maine Public Service Company, Maine and New Brunswick Electrical Power Company, Limited and WPS Power Development, Inc. dated as of July 7, 1998. (Incorporated by reference to Exhibit 2 to Form 10-K for the year ended December 31, 1998.)

2A-1*

Asset Purchase Agreement By and Among PPL, Inc., PP&L Resources, Inc., Lady Jane Collieries, Inc. and Sunbury Holdings, LLC, dated as of May 1, 1999. (Incorporated by reference to Exhibit 2A to Form 10-K for the year ended December 31, 1999.)

2A-2*	Asset Sale Agreement Between Sierra Pacific Power Company and WPS Northern Nevada, LLC for the Tracy/Pinon Asset Bundle, dated as of October 25, 2000.

2A-3*

Asset Contribution Agreement between American Transmission Company LLC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, Wisconsin Public Service Corp, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000.

2A-4*	Operating Agreement of American Transmission Company LLC dated as of January 1, 2001.

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

3B-1	By-Laws of WPS Resources Corporation as in effect February 8, 2001.

3B-2	By-Laws of Wisconsin Public Service Corporation as in effect February 8, 2001.

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

4G

First Supplemental Indenture, dated as of November 1, 1999 between WPS Resources Corporation and Firstar Bank, National Association and Form of 7.00% Note Due November 1, 2009. (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999. (File No. 1-11337)

10A

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

10H-1

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Daniel P. Bittner, Phillip M. Mikulsky, Patrick D. Schrickel, and Larry L. Weyers.

10H-2

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Ralph G. Baeten, Diane L. Ford, Richard E. James, Thomas P. Meinz, Wayne J. Peterson, Charles A. Schrock, and Bernard J. Treml.

10H-3	WPS Resources Corporation Deferred Compensation Plan to be effective January 1, 2001.

10H-4	WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan to be effective January 1, 2001.

10H-5	WPS Resources Corporation Non-Employee Director Deferred Compensation and Deferred Stock Unit Plan to be effective January 1, 2001.

10H-6	WPS Resources Corporation Short-Term Variable Pay Plan effective January 1, 1999.

10H-7

Copy of WPS Resources 1999 Stock Option Plan effective May 6, 1999 (Incorporated by reference to Exhibit 10-2 in the Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999. [File No.
[1-1337])

10H-8	WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 in Form S-8 December 21, 1999. [File No. 333-93193])

10H-9

Copy of the amended and restated WPS Resources Corporation Deferred Compensation Plan for executives and non-employee directors, effective March 1,1999. (Incorporated by reference to Exhibit 10H-1 to Form 10-K for the year ended December 31, 1999)

10I-1	Equity Contribution Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000

10I-2	Guaranty Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000

10I-3*	Transitional Power Purchase Agreement By and Between Sierra Pacific Power Company and WPS Northern Nevada, LLC, dated October 25, 2000

10J-1

Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale. (Incorporated by reference to Exhibit 4H to Form 10-K for the year ended December 31, 1999.)

10J-2*

Credit Agreement dated as of April 14, 2000 among Sunbury Generation, LLC, as Borrower, Bayerische Landesbank Girozentrale, Cayman Islands Branch, as WC Lender, the Term Lenders Party Hereto From Time to Time and Bayerische Landesbank Girozentrale, New York Branch, as Administrative Agent.

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrant

23	Consent of Independent Public Accountants

24	Powers of Attorney

LISTING OF EXHIBITS ATTACHED

Exhibit Number	Description of Document

2A-2*	Asset Sale Agreement Between Sierra Pacific Power Company and WPS Northern Nevada, LLC for the Tracy/Pinon Asset Bundle, dated as of October 25, 2000.

2A-3*

Asset Contribution Agreement between American Transmission Company LLC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, Wisconsin Public Service Corp, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000.

2A-4*	Operating Agreement of American Transmission Company LLC dated as of January 1, 2001.

3B-1	By-Laws of WPS Resources Corporation as in effect February 8, 2001.

3B-2	By-Laws of Wisconsin Public Service Corporation as in effect February 8, 2001.

10H-1

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Daniel P. Bittner, Phillip M. Mikulsky, Patrick D. Schrickel, and Larry L. Weyers.

10H-2

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Ralph G. Baeten, Diane L. Ford, Richard E. James, Thomas P. Meinz, Wayne J. Peterson, Charles A. Schrock, and Bernard J. Treml.

10H-3	WPS Resources Corporation Deferred Compensation Plan to be effective January 1, 2001.

10H-4	WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan to be effective January 1, 2001.

10H-5	WPS Resources Corporation Non-Employee Director Deferred Compensation and Deferred Stock Unit Plan to be effective January 1, 2001.

10H-6	WPS Resources Corporation Short-Term Variable Pay Plan effective January 1, 1999.

10I-1	Equity Contribution Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000

10I-2	Guaranty Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000

10I-3*	Transitional Power Purchase Agreement By and Between Sierra Pacific Power Company and WPS Northern Nevada, LLC, dated October 25, 2000

10J-2*

Credit Agreement dated as of April 14, 2000 among Sunbury Generation, LLC, as Borrower, Bayerische Landesbank Girozentrale, Cayman Islands Branch, as WC Lender, the Term Lenders Party Hereto From Time to Time and Bayerische Landesbank Girozentrale, New York Branch, as Administrative Agent.

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrant

23	Consent of Independent Public Accountants

24	Powers of Attorney

*

Schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

On March 8, 2000 a Form 8-K was filed by WPS Resources Corporation. The Form reported under Item 5 WPS Resources' plans to purchase shares of common stock in the open market to fund the stock-based employee benefit plans and the Stock Investment Plan.

On May 30, 2000 a Form 8-K was filed by WPS Resources Corporation. The Form reported under Item 5 that WPS Resources Corporation and Wisconsin Fuel and Light Company agreed to merge Wisconsin Fuel and Light Company into a wholly-owned subsidiary of WPS Resources Corporation.

On August 31, 2000 a Form 8-K was filed by WPS Resources Corporation. The Form reported under Item 5 that WPS Power Development, Inc. completed the purchase of CinCap VI, LLC.

On October 27, 2000 a Form 8-K was filed by WPS Resources Corporation. The Form reported under Item 5 that WPS Power Development, Inc. reached an agreement to purchase the Tracy Power Station from Sierra Pacific Resources.

On November 7, 2000 a Form 8-K was filed by Wisconsin Public Service Corporation. The Form reported under Item 5 that Wisconsin Public Service Corporation adjourned its Special Meeting of Preferred Shareholders.

On November 29, 2000 a Form 8-K was filed by WPS Resources Corporation. The Form reported under Item 5 that WPS Resources Corporation revised its earnings projection for the calendar year 2000.

On January 1, 2001 a Form 8-K was filed by Wisconsin Public Service Corporation. The Form reported under Item 5 that Public Service Commission of Wisconsin approved new electric and natural gas rates, effective on January 1, 2001, for Wisconsin Public Service Corporation.

On January 1, 2001 a Form 8-K was filed by WPS Resources Corporation and Wisconsin Public Service Corporation. The Form reported under Item 5 that Wisconsin Public Service Corporation completed the transfer of the ownership and operation of certain of its transmission facilities to American Transmission Company, LLC pursuant to regulatory approvals. WPS Resource Corporation also reported, effective January 22, 2001, it will be issuing new shares of WPS Resources Corporation common stock to meet the annual requirements of its Stock Investment Plan.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPS RESOURCES CORPORATION
and
WISCONSIN PUBLIC SERVICE CORPORATION

(Registrants)

/s/ L. L. Weyers
L. L. Weyers Chairman, President, and Chief Executive Officer WPS Resources Corporation	L. L. Weyers Chairman and Chief Executive Officer Wisconsin Public Service Corporation

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

A. Dean Arganbright	Director	February 27, 2001
Michael S. Ariens	Director
Richard A. Bemis	Director
Robert C. Gallagher	Director
Kathryn M. Hasselblad-Pascale	Director	/s/ L. L. Weyers
James L. Kemerling	Director	L. L. Weyers
John C. Meng	Director	Attorney-in Fact

/s/ L. L. Weyers	Principal Executive Officer and Director
L. L. Weyers

/s/ D. P. Bittner	Principal Financial Officer
D. P. Bittner

/s/ D. L. Ford	Principal Accounting Officer
D. L. Ford

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

A. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SCHEDULE I - CONDENSED PARENT COMPANY
ONLY FINANCIAL STATEMENTS

To the Board of Directors of WPS Resources Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WPS Resources Corporation included in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule I is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 25, 2001

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

B. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31 (Thousands)	2000	1999	1998

Income
Dividends from subsidiaries in excess of equity earnings	($33,522)	($30,128)	($26,752)
Dividends from subsidiaries	109,340	91,883	75,370
Income from subsidiaries	75,818	61,755	48,618
Investment income and other	8,711	5,144	4,516

Total income	84,529	66,899	53,134

Operating expenses	8,759	2,642	4,557
Income before interest expense and income taxes	75,770	64,257	48,577
Interest expense	15,553	7,066	2,914
Income before income taxes	60,217	57,191	45,663
Income taxes	(6,776)	(2,374)	(968)
Net Income	66,993	59,565	46,631

Retained earnings, beginning of year	341,701	335,154	339,508
Common stock dividend	(53,938)	(53,018)	(50,985)

Retained earnings, end of year	$354,756	$341,701	$335,154

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

C. BALANCE SHEETS

At December 31 (Thousands)	2000	1999
Assets
Current assets
Cash and equivalents	$ 3,010	$ -
Accounts receivable - affiliates	2,170	1,165
Other receivables	1,960	987
Notes receivable - affiliates (See Note 1)	34,312	125,190
Total current assets	41,452	127,342

Long-term notes receivable - affiliates (See Note 2)	20,976	8,811

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation	567,757	525,128
WPS Resources Capital Corporation	108,583	59,093
Upper Peninsula Power Company	40,581	38,924
Other	5,144	6,207
Total investments in subsidiaries, at equity	722,065	629,352

Net equipment	822	860
Other investments	21,644	18,617
Deferred income taxes	1,930	543

Total assets	$808,889	$785,525

Liabilities and Capitalization
Current liabilities
Commercial paper	$ 59,557	$ 39,855
Accounts payable - affiliates	654	549
Accounts payable	817	5,045
Dividends payable	1,143	861
Other	2,963	1,996
Total current liabilities	65,134	48,306

Capitalization
Common stock, $1 par value, 100,000,000 shares
authorized; 26,851,034 shares outstanding at
December 31, 2000 and 26,851,045 shares
outstanding at December 31, 1999	26,851	26,851
Premium on capital stock	172,451	172,108
Retained earnings	354,756	341,701
Employee Stock Ownership Plan loan guarantees	-	(2,224)
Treasury shares	(8,149)	-
Shares in deferred compensation trust	(3,132)	(2,136)
Total common stock equity	542,777	536,300
Unsecured senior note, net of unamortized discount (See Note 3)	149,478	149,419
Advances from affiliates	51,500	51,500
Total capitalization	743,755	737,219

Total liabilities and capitalization	$808,889	$785,525

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

D. STATEMENTS OF CASH FLOWS

Year Ended December 31 (Thousands)	2000	1999	1998

Operating
Net income	$ 66,993	$ 59,565	$ 46,631

Add dividends from subsidiaries in excess of equity earnings	33,522	18,211	26,752
Deferred income taxes	(1,387)	(374)	(124)
Other - net	3,441	7	(17)

Changes in other items
Receivables	(1,873)	572	(1,542)
Accounts payable	(4,228)	3,447	(4,855)
Other	(501)	1,922	295
Net cash - operating	95,967	83,350	67,140

Investing
Notes receivable - affiliates	78,713	(93,372)	(20,181)
Capital contributions - affiliates	(124,008)	(108,554)	(62,340)
Investments - other	(4,663)	(1,941)	(1,968)
Net cash - investing	(49,958)	(203,867)	(84,489)

Financing
Proceeds from short-term debt	-	34,250	196,050
Payments on short-term debt	-	(36,650)	(193,650)
Proceeds from commercial paper	388,401	1,258,095	1,867,287
Payments on commercial paper	(368,699)	(1,240,830)	(1,849,903)
Proceeds from intercompany debt	-	-	50,000
Proceeds from long-term debt	-	149,412	-
Purchase of deferred compensation stock	(10,505)	(631)	(554)
Proceeds from issuance of common stock	-	8,970	-
Common stock dividends	(53,938)	(53,018)	(50,985)
Financing - other	1,742	-	-
Net cash - financing	(42,999)	119,598	18,245

Net change in cash	3,010	(919)	896
Cash, beginning of period	-	919	23
Cash, end of period	$ 3,010	$ 0	$ 919

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
SUPPLEMENTAL NOTES

Note 1

WPS Resources has short-term notes receivable in 2000 and 1999, respectively from WPS Energy Services of $9.0 million and $4.9 million, from WPS Power Development of $19.3 million and $103.0 million, and from Upper Peninsula Power of $6.0 million and $3.0 million. Notes receivable bear interest rates that approximate current market rates.

Note 2

WPS Resources has long-term notes receivable from Wisconsin Public Service of $5.6 million and $7.9 million in 2000 and $5.7 million and $8.1 million in 1999, bearing interest rates at 8.76% and 7.35%. Monthly payments are $51,670 and $63,896 through January 2015 and May 2016. We also have a $7.5 million note receivable from Upper Peninsula Power in both years bearing an interest rate at 8.5% through January 2002.

Note 3

WPS Resources has long-term unsecured notes payable of $150.0 million in both years with an unamortized discount of $0.5 million and $0.6 million in 2000 and 1999, respectively. The note bears an interest rate at 7% through October 2009. Interest is paid semiannually.

Note 4	WPS Resources has guaranteed certain long-term debt and other obligations of our subsidiaries arising in the ordinary course of business.