Form 10-Q
period 2001-03-31
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2001-05-02
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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
WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 28,132,267 shares outstanding at April 20, 2001

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at April 20, 2001

______________________________________________________________________________
______________________________________________________________________________

FORWARD-LOOKING STATEMENTS

Except for historical data and statements of current fact, the information contained in this quarterly report constitutes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any references made to plans, goals, beliefs, or expectations in respect to future events and conditions or to estimates are forward-looking statements. We believe our expectations are based on reasonable assumptions. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to statements regarding:

  estimated future capital expenditures
  the costs of decommissioning nuclear generation plants
  the recovery of deferred costs
  statements in the Management Discussion and Analysis of Financial Condition and Results of Operations regarding trends or estimates.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing and costs. Some risk factors that could cause results different from any forward-looking statement include:

  the speed and degree to which competition enters the electric and natural gas industries state and Federal legislation, regulation, interpretation, or enforcement regulatory initiatives
  economic climate
  industrial, commercial, and residential growth
  environmental regulation
  weather
  timing and extent of changes in commodity prices
  interest rates
  capital markets
  opportunities for expansion in nonregulated energy markets

We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events, or circumstances after the date of this report.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,	Three Months Ended
AND RETAINED EARNINGS	March 31
(Thousands, except share amounts)	2001	2000

Operating revenues
Electric utility	$164,552	$153,431
Gas utility	162,507	76,187
Nonregulated gas	611,224	141,380
Nonregulated electric and other	59,152	27,851
Total operating revenues	997,435	398,849

Operating expenses
Utility electric production fuels	33,701	28,220
Utility purchased power	22,345	15,673
Utility gas purchased for resale	128,612	47,406
Nonregulated gas cost of sales	611,241	138,995
Nonregulated electric and other cost of sales	51,816	17,291
Other operating expenses	69,593	55,361
Maintenance	15,193	16,732
Depreciation and decommissioning	19,197	27,170
Taxes other than income	8,956	9,268
Total operating expenses	960,654	356,116
Operating income	36,781	42,733

Other income
Allowance for equity funds used during construction	406	368
Other, net	3,436	6,196
Total other income	3,842	6,564
Income before interest expense	40,623	49,297

Interest on long-term debt	10,954	8,842
Other interest	3,873	3,437
Allowance for borrowed funds used during construction	(474)	(1,104)
Total interest expense	14,353	11,175

Distributions - preferred securities of subsidiary trust	876	875

Income before income taxes	25,394	37,247
Income taxes	1,063	7,237
Minority interest	-	-
Preferred stock dividends of subsidiaries	778	778
Net income	23,553	29,232
Other comprehensive income	-	-
Comprehensive income	23,553	29,232

Retained earnings at beginning of period	354,756	341,701
Cash dividends on common stock	(13,635)	(13,521)
Retained earnings at end of period	$364,674	$357,412

Average shares of common stock	26,456	26,634
Basic and diluted earnings per average share of common stock	$0.89	$1.10
Dividend per share of common stock	$0.515	$0.505

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS	March 31	December 31
(Thousands)	2001	2000
ASSETS

Utility plant
Electric	$1,763,831	$1,893,358
Gas	306,051	302,942
Property under capital lease	74,130	74,130
Net	2,144,012	2,270,430
Less - Accumulated depreciation and decommissioning	1,302,078	1,365,367
Total	841,934	905,063
Nuclear decommissioning trusts	198,121	207,224
Construction in progress	90,909	69,997
Nuclear fuel, less accumulated amortization of $169,152 at March 31, 2001 and $167,730 at December 31, 2000	14,619	16,040
Net utility plant	1,145,583	1,198,324

Current assets
Cash and equivalents	17,848	12,789
Customer and other receivables, net of reserves of $4,416 at March 31, 2001 and $4,205 at December 31, 2000	333,421	317,808
Accrued utility revenues	42,489	60,149
Fossil fuel, at average cost	21,669	18,122
Gas in storage	12,203	65,975
Materials and supplies, at average cost	31,491	31,373
Assets from risk management activities	226,004	642,481
Prepayments and other	39,028	52,474
Total current assets	724,153	1,201,171

Regulatory assets	73,528	74,579
Nonutility and nonregulated plant, net of accumulated depreciation of $14,991 at March 31, 2001 and $13,341 at December 31, 2000	163,546	152,474
Pension assets	67,129	62,992
Investments and other assets	195,517	126,602
Total	$2,369,456	$2,816,142

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 557,253	$ 542,777
Preferred stock of subsidiary with no mandatory redemption	51,164	51,168
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely WPS Resources 7.00% subordinated debentures	50,000	50,000
Long-term capital lease obligation	72,801	72,955
Long-term debt	585,624	587,017
Total capitalization	1,316,842	1,303,917

Current liabilities
Current portion of long-term debt and capital lease obligation	10,311	8,311
Notes payable	10,000	10,000
Commercial paper	122,851	119,557
Accounts payable	311,609	334,311
Accrued taxes	7,182	11,217
Accrued interest	12,408	9,882
Liabilities from risk management activities	214,876	659,468
Other	22,689	29,866
Total current liabilities	711,926	1,182,612

Long-term liabilities and deferred credits
Accumulated deferred income taxes	103,783	100,463
Accumulated deferred investment tax credits	22,588	23,963
Regulatory liabilities	53,672	50,641
Environmental remediation liabilities	37,304	38,867
Postretirement liabilities	53,571	47,267
Other long-term liabilities	69,770	68,412
Total long-term liabilities and deferred credits	340,688	329,613
Total	$2,369,456	$2,816,142

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	March 31	December 31
(Thousands, except share amounts)	2001	2000

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized; 26,996,183 shares outstanding at March 31, 2001 and 26,851,034 shares outstanding at December 31, 2000	$ 26,996	$ 26,851
Premium on capital stock	177,223	172,451
Retained earnings	364,674	354,756
Treasury stock, 323,988 shares at average cost of $24.77 at March 31, 2001 and 336,385 shares at average cost of $24.23 at December 31, 2001
	(8,026)	(8,149)
Shares in deferred compensation trust; 119,443 shares at an average cost of $30.26 per share at March 31, 2001 and 105,179 shares at an average cost of $29.78 per share at December 31, 2000	(3,614)	(3,132)
Total common stock equity	557,253	542,777

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized; with no mandatory redemption
Shares Outstanding
March 31 December 31
Series 2001 2000
5.00% 131,680 131,720	13,168	13,172
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 49,980	4,998	4,998
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock with no mandatory redemption	51,164	51,168

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely WPS Resources Corporation 7.00% subordinated debentures	50,000	50,000

Capital lease obligation - Wisconsin Public Service Corporation	73,431	73,585
Less current portion	(630)	(630)
Net capital lease obligation	72,801	72,955

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000

First mortgage bonds - Upper Peninsula Power Company
Series Year Due
7.94% 2003	15,000	15,000
10.0% 2008	3,000	3,000
9.32% 2021	18,000	18,000

Unsecured senior notes - WPS Resources Corporation
Series Year Due
7.00% 2009	150,000	150,000
Term loans - nonrecourse, secured by nonregulated assets	103,215	102,742
Notes payable to bank, secured by nonregulated plant	19,446	19,342
Senior secured note	3,542	3,542
Other long-term debt	119	119
Total	596,497	595,920
Unamortized discount and premium on bonds and debt securities, net	(1,192)	(1,222)
Total long-term debt	595,305	594,698
Less current portion	(9,681)	(7,681)
Net long-term debt	585,624	587,017
Total capitalization	$1,316,842	$1,303,917

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
(Thousands)	March 31
	2001	2000

Cash flows from operating activities
Net income	$ 23,553	$ 29,232

Adjustments to reconcile net income to net cash from
operating activities
Depreciation and decommissioning	19,997	27,170
Gain on nuclear decommissioning trust	(763)	(5,615)
Amortization of nuclear fuel and other	3,391	3,891
Deferred income taxes	(688)	997
Investment tax credit restored	(1,375)	(448)
Allowance for equity funds used during construction	(474)	(368)
Pension income	(4,137)	(3,467)
Postretirement funding	6,286	1,304
Unrealized gains and losses on nonregulated energy contracts	(21,029)	(175)
Other, net	6,901	4,476

Changes in
Customer and other receivables	(15,613)	(26,086)
Accrued utility revenues	17,660	6,212
Fossil fuel inventory	(4,455)	3,810
Gas in storage	53,772	17,862
Miscellaneous assets	13,328	5,691
Accounts payable	(22,702)	33,766
Accrued taxes	(9,197)	377
Miscellaneous current and accrued liabilities	(4,035)	15,656
Net cash from operating activities	60,420	114,285

Cash flows from investing activities
Construction of utility plant and nuclear fuel expenditures	(36,492)	(34,276)
Construction of nonregulated plant	(10,616)	-
Purchase of other property and equipment	(1,130)	(8,034)
Decommissioning funding	(665)	(1,612)
Other	(1,134)	(6,615)
Net cash used for investing activities	(50,037)	(50,537)

Cash flows from financing activities
Redemptions of notes payable	-	(303)
Issuance of other long-term debt	2,404	225
Redemptions of other long-term debt	(1,827)	(107)
Issuance of commercial paper	519,293	259,508
Redemptions of commercial paper	(515,999)	(293,413)
Cash dividends on common stock	(13,635)	(13,521)
Issuance of common stock	4,811	-
Purchase of treasury and deferred compensation shares	-	(9,834)
Other	(371)	(83)
Net cash used for financing activities	(5,324)	(57,528)
Net increase in cash and equivalents	5,059	6,220
Cash and equivalents at beginning of period	12,789	10,547
Cash and equivalents at end of period	$ 17,848	$ 16,767

Cash paid during period for
Interest, less amount capitalized	$11,127	$10,129
Income taxes	4,679	7,831
Preferred stock dividends of subsidiary	778	778

The accompanying notes are an integral part of these statements.

Supplemental schedule of noncash investing activities for 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $70.8 million of transmission assets for a 12% equity interest in American Transmission Company, LLC.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	Three Months Ended
(Thousands)	March 31
	2001	2000

Operating revenues
Electric	$152,275	$140,920
Gas	162,507	76,187
Total operating revenues	314,782	217,107

Operating expenses
Electric production fuels	33,531	28,159
Purchased power	19,730	13,983
Gas purchased for resale	131,591	47,634
Other operating expenses	48,325	38,812
Maintenance	14,314	15,714
Depreciation and decommissioning	15,725	23,020
Federal income taxes	11,583	11,608
Investment tax credit restored	(381)	(401)
State income taxes	2,834	2,783
Gross receipts tax and other	7,865	7,626
Total operating expenses	285,117	188,938
Operating income	29,665	28,169

Other income and (deductions)
Allowance for equity funds used during construction	406	368
Other, net	3,793	6,197
Income taxes	(883)	(106)
Total other income	3,316	6,459
Income before interest expense	32,981	34,628
Interest expense
Interest on long-term debt	5,455	5,460
Other interest	2,761	2,209
Allowance for borrowed funds used during construction	(474)	(1,104)
Total interest expense	7,742	6,565
Net income	25,239	28,063
Preferred stock dividend requirements	778	778
Earnings on common stock	24,461	27,285
Other comprehensive income	-	-
Comprehensive income	$ 24,461	$ 27,285

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS	March 31	December 31
(Thousands)	2001	2000
ASSETS

Utility plant
Electric	$1,568,172	$1,698,843
Gas	306,051	302,942
Property under capital lease	74,130	74,130
Total	1,948,353	2,075,915
Less - Accumulated depreciation and decommissioning	1,204,078	1,268,949
Total	744,275	806,966
Nuclear decommissioning trusts	198,121	207,224
Construction in progress	84,893	64,593
Nuclear fuel, less accumulated amortization of $169,152 at March 31, 2001 and $167,730 at December 31, 2000	14,619	16,040
Net utility plant	1,041,908	1,094,823

Current assets
Cash and equivalents	6,995	4,375
Customer and other receivables, net of reserves of $3,367	98,470	92,058
Accrued utility revenues	39,822	56,826
Fossil fuel, at average cost	12,430	11,223
Gas in storage, at average cost	3,079	21,682
Materials and supplies, at average cost	23,514	22,241
Assets from risk management activities	7,087	-
Prepayments and other	18,245	23,020
Total current assets	209,642	231,425

Regulatory assets	71,331	72,367
Nonutility plant, net of accumulated depreciation of $183 at March 31, 2001 and $174 at December 31, 2000	1,225	1,168
Pension assets	67,129	62,992
Investments and other assets	110,893	40,471
Total	$1,502,128	$1,503,246

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 582,317	$ 567,757
Preferred stock with no mandatory redemption	51,188	51,188
Capital lease obligation	72,801	72,955
Long-term debt to parent	13,396	13,476
Long-term debt	283,609	283,594
Total capitalization	1,003,311	988,970

Current liabilities
Current portion of capital lease obligation	630	630
Note payable	10,000	10,000
Commercial paper	58,000	60,000
Accounts payable	82,726	96,728
Accrued interest and taxes	7,724	12,389
Other	8,235	14,776
Total current liabilities	167,315	194,523

Long-term liabilities and deferred credits
Accumulated deferred income taxes	112,821	109,024
Accumulated deferred investment tax credits	20,617	21,946
Regulatory liabilities	45,762	42,729
Environmental remediation liability	35,814	37,367
Postretirement liabilities	53,571	47,267
Other long-term liabilities	62,917	61,420
Total long-term liabilities and deferred credits	331,502	319,753
Total	$1,502,128	$1,503,246

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	March 31	December 31
(Thousands, except share amounts)	2001	2000

Common stock equity
Common stock	$ 95,588	$ 95,588
Premium on capital stock	247,976	242,877
Retained earnings	238,753	229,292
Total common stock equity	582,317	567,757

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
with no mandatory redemption
Shares Outstanding
March 31 December 31
Series 2001 2000
5.00% 131,920 131,920	13,192	13,192
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 49,980	4,998	4,998
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock	51,188	51,188

Capital lease obligation	73,431	73,585
Less current portion	(630)	(630)
Net capital lease obligation	72,801	72,955

Long-term debt to parent
Series Year Due
8.76% 2015	5,534	5,567
7.35% 2016	7,862	7,909
Total long-term debt to parent	13,396	13,476

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000
Total	284,175	284,175
Unamortized discount and premium on bonds, net	(685)	(700)
Total first mortgage bonds	283,490	283,475
Other long-term debt	119	119
Total long-term debt	283,609	283,594
Total capitalization	$1,003,311	$988,970

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
(Thousands)	March 31
	2001	2000

Cash flows from operating activities
Net income	$ 25,239	$ 28,063

Adjustments to reconcile net income to net cash from operating activities

Depreciation and decommissioning	15,725	23,020
Gain on nuclear decommissioning trust	(763)	(5,615)
Amortization of nuclear fuel and other	3,200	3,484
Deferred income taxes	(211)	931
Investment tax credit restored	(1,329)	(402)
Allowance for equity funds used during construction	(406)	(368)
Pension income	(4,137)	(3,467)
Postretirement funding	6,286	1,304
Other, net	2,128	2,340

Changes in
Customer and other receivables	(6,412)	4,227
Accrued utility revenues	17,004	6,647
Fossil fuel inventory	(1,207)	1,776
Gas in storage	18,603	14,659
Miscellaneous assets	3,502	2,490
Accounts payable	(14,002)	4,712
Miscellaneous current and accrued liabilities	(8,562)	7,202
Accrued taxes	(3,188)	200
Net cash from operating activities	51,470	91,203

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures	(34,432)	(33,220)
Decommissioning funding	(665)	(1,612)
Purchase of other property and equipment	-	(24)
Proceeds from sale of property	53	-
Other	(874)	881
Net cash used for investing activities	(35,918)	(33,975)

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper	233,000	111,000
Redemptions of commercial paper	(235,000)	(125,000)
Equity infusion from parent	15,000	-
Dividend to parent	(15,000)	(43,500)
Preferred stock dividends	(778)	(778)
Equity withdrawal by parent	(10,000)	-
Other	(154)	(122)
Net cash used for financing activities	(12,932)	(58,400)
Net increase (decrease) in cash and equivalents	2,620	(1,172)
Cash and equivalents at beginning of period	4,375	3,428
Cash and equivalents at end of period	$ 6,995	$ 2,256

Cash paid during period for
Interest, less amount capitalized	$7,788	$7,450
Income taxes	5,843	7,285

The accompanying notes are an integral part of these statements.

Supplemental schedule of noncash investing activities for 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $70.8 million of transmission assets for a 12% equity interest in American Transmission Company, LLC.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS	Three Months Ended
(Thousands)	March 31
	2001	2000

Balance at beginning of period	$229,292	$263,922
Add Net income	25,239	28,063
	254,531	291,985
Deduct
Cash dividends declared on preferred stock	778	778
Dividend to parent	15,000	43,500
	15,778	44,278

Balance at end of period	$238,753	$247,707

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

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

Because of the seasonal nature of utility operations, the results reported for the quarter may not be representative of annual results.

NOTE 2. SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service Corporation and Upper Peninsula Power Company and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services, Inc. and WPS Power Development, Inc. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation asset development and operating company. The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the activities at Wisconsin Public Service and Upper Peninsula Power that are nonutility.

The table below presents summary information pertaining to our operations segmented by lines of business.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Thousands)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended March 31, 2001
Operating revenues	$169,647	$162,507	$332,154	$634,199	$41,664	$343	$(10,925)	$997,435
Net income (loss)	14,557	8,815	23,372	159	1,693	(1,671)	-	23,553

Quarter Ended March 31, 2000
Operating revenues	157,993	76,187	234,180	145,990	29,024	3,209	(13,554)	398,849
Net income (loss)	20,210	8,498	28,708	513	1,041	(1,030)	-	29,232

NOTE 3. PRICE RISK MANAGEMENT ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended this statement on June 15, 2000. WPS Resources adopted the statements as of January 1, 2001. Statement No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

WPS Resources has concluded that at Wisconsin Public Service, Upper Peninsula Power, WPS Power Development, and WPS Resources as a holding company the majority of its contracts for the purchase, sale, and storage of natural gas, electricity, coal, and nuclear fuel do not meet the definition of a derivative as defined by Statement No. 133. Therefore, the majority of such contracts at March 31, 2001 are not subject to the accounting requirements of these statements.

Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. Most of these contracts are gas purchase agreements with minimal fixed commodity price components. Management believes any gains or losses resulting from the eventual settlement of the gas purchase agreements will be collected from or refunded to customers under our utility's tariffs with the Public Service Commission of Wisconsin and Michigan Public Service Commission. The derivative amounts to be recorded as a result of these gas contracts will be offset with a corresponding regulatory asset and liability pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." As of March 31, 2001, we have recorded a derivative asset and a regulatory liability of approximately $7.1 million related to these Wisconsin Public Service contracts.

A limited number of other financial derivative instruments are used to mitigate commodity price risk related to fuel oil held in inventory used to generate electricity. Management has designated these instruments as fair value hedges of the inventory. There is no electric fuel clause that allows complete recovery of costs. Future changes in the fair market values of these derivatives will be recorded directly in earnings with offsetting changes in the value of the inventory also recorded directly in earnings. The cumulative effect on the balance sheet and income statement for these contracts was not significant.

The adoption of Statement No. 133 did not have a material effect on WPS Energy Services because none of its derivative contracts were designated as hedges for accounting purposes. WPS Energy Services will continue to mark its energy trading contracts to market based on Emerging Issues Task Force

Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

NOTE 4. RELATED PARTY TRANSACTIONS (Wisconsin Public Service Only)

Wisconsin Public Service enters into transactions with Upper Peninsula Power and WPS Energy Services, which are both wholly-owned subsidiaries of WPS Resources. During the first quarter of 2001, Wisconsin Public Service recorded revenue of $5.1 million from electric sales to Upper Peninsula Power and $0.5 million from gas sales to WPS Energy Services. In addition, Wisconsin Public Service purchased $3.4 million of gas from WPS Energy Services. During the first quarter of 2000, we recorded revenue of $4.6 million from electric sales to Upper Peninsula Power and $0.8 million from gas sales to WPS Energy Services. Wisconsin Public Service also purchased $1.0 million of gas from WPS Energy Services.

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

First Quarter 2001 Compared with First Quarter 2000

WPS Resources Overview

WPS Resources' first quarter 2001 and first quarter 2000 results of operations are shown in the following chart:

	First Quarter
WPS Resources' Results (Millions, except per share amounts)	2001	2000	Change

Consolidated operating revenues	$997.4	$398.8	150%
Net income	23.6	29.2	(19%)
Basic and diluted earnings per share	$0.89	$1.10	(19%)

The primary reason for the lower income was a decrease in electric utility earnings. In addition, other operating expenses increased for all segments. An increased gas utility margin and improved performance at WPS Power Development contributed positively to overall earnings. Contributing to the higher consolidated operating revenues was a 332% increase in gas revenues at WPS Energy Services and a 113% increase in gas utility revenues as a result of higher natural gas prices and sales volume growth.

Overview of Utility Operations

Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power, and the gas utility operations at Wisconsin Public Service. Net income from electric utility operations was $14.6 million in the first quarter of 2001 compared with $20.2 million in the first quarter of 2000. Net income from gas utility operations was $8.8 million in the first quarter of 2001 compared with $8.5 million in the same period of 2000.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin decreased $1.0 million in spite of an increase in Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 5.4% rate increase for Wisconsin Public Service's Wisconsin retail electric customers effective January 1, 2001. The primary reasons for the lower margin were higher fuel and purchased power costs. Also affecting the margin was a change in the customer mix at Wisconsin Public Service. Sales to lower margin, non-firm customers increased more than sales to higher margin customers.

WPS Resources' Consolidated Electric Utility Results (Thousands)	First Quarter
	2001	2000

Revenues	$164,552	$153,431
Fuel and purchased power costs	56,046	43,893
Margins	$108,506	$109,538

Sales in kilowatt-hours	3,183,935	3,138,910

Our consolidated electric utility revenues increased in the first quarter of 2001 as the result of the electric rate increase and a 2% increase in overall sales volumes at Wisconsin Public Service. Sales volumes to Wisconsin Public Services' wholesale customers increased 15%, while sales to residential customers increased 4%.

Our consolidated fuel expense for all production plants increased $5.5 million, or 19%. Of this amount, $3.7 million is the result of increased fuel costs at Wisconsin Public Service's combustion turbine generation plants. Fuel costs at the combustion turbine generation plants increased 126% as the result of higher natural gas prices in the first quarter of 2001. Our consolidated purchased power expense increased $6.7 million, or 43%, largely as a result of a 26% increase in the average cost per kilowatt-hour of purchases coupled with a 12% increase in volumes purchased at Wisconsin Public Service in the first quarter of 2001.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Forecasted annual 2001 fuel costs at March 31, 2001 are expected to be within this 2% window.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $2.4 million, or 8%, for the first quarter of 2001 compared with the first quarter of 2000. This increase was due to a 1.5% increase in Wisconsin retail gas rates authorized by the Public Service Commission of Wisconsin and effective January 1, 2001. While overall gas throughput volumes decreased slightly, gas throughput volumes increased 6% to residential customers and 10% to small commercial and industrial customers.

Weather was normal in the first quarter of 2001, but 9% colder than in the first quarter of 2000. Gas throughput volumes were slightly lower in the first quarter of 2001 due to a 14% decrease in throughput volumes to gas transport customers.

Wisconsin Public Service's Gas Utility Results (Thousands)	First Quarter
	2001	2000

Revenues	$162,507	$76,187
Purchase costs	131,591	47,634
Margins	$ 30,916	$28,553

Throughput in therms	246,926	247,520

Wisconsin Public Service's gas revenues increased $86.3 million, or 113%, as the result of a 155% increase in the average unit cost of natural gas coupled with the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $84.0 million, or 176% due to a higher average cost of gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the first quarter of 2001 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $8.3 million largely due to increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased benefit expenses, and higher transmission costs as the result of the establishment of American Transmission Company, LLC. A portion of the higher transmission costs has been deferred for future rate recovery.

Overview of Nonregulated Operations

Nonregulated operations consist of the gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development company.

WPS Energy Services' net income was $0.2 million in the first quarter of 2001 compared with $0.5 million in the same period of 2000. WPS Power Development's net income was $1.7 million in the first quarter of 2001 compared with $1.0 million in the first quarter of 2000.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. Revenues at WPS Energy Services grew to $634.2 million in the first quarter of 2001 compared with $146.0 million in the first quarter of 2000, an increase of 334%.

WPS Energy Services' Margins

The consolidated nonregulated gas margin represents nonregulated gas revenues less nonregulated gas cost of sales exclusive of intercompany transactions. The nonregulated gas margin at WPS Energy Services decreased $0.7 million due to some favorable wholesale transactions in the first quarter of 2000 which did not reoccur in the first quarter of 2001.

WPS Energy Services' Gas Results (Thousands)	First Quarter
	2001	2000

Nonregulated gas revenues	$614,669	$142,372
Nonregulated gas cost of sales	611,686	138,673
Margin	$ 2,983	$ 3,699

Gas revenues increased as the result of higher natural gas prices in the first quarter of 2001 and additional growth in both retail and wholesale activity.

Nonregulated electric sales at WPS Energy Services increased $15.3 million, and the nonregulated electric margin increased $0.9 million. Higher electric sales volumes in Maine contributed to these increases.

WPS Energy Services' Electric Results (Thousands)	First Quarter
	2001	2000

Nonregulated electric sales	$18,540	$3,225
Nonregulated electric cost of sales	17,241	2,834
Margin	$ 1,299	$ 391

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $0.8 million in the first quarter of 2001 compared with the first quarter of 2000 due to greater payroll and other operational costs associated with business expansion.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services began to mark to market its energy contracts in the first quarter of 2000. At March 31, 2001, WPS Energy Services had "Assets from Risk Management Activities" of $218.9 million which represents receivables based on the fair value of energy contracts and had "Liabilities from Risk Management Activities" of $214.1 million which represents payables based on the fair value of energy contracts. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

WPS Power Development's net income increased to $1.7 million in the first quarter of 2001 compared with $1.0 million in the first quarter of 2000. The increase in income was primarily due to additional tax credits of approximately $3.5 million from its ECO #12 synthetic fuel operation. Additional tax credits have significantly reduced the tax rate in the first quarter of 2001. Partially offsetting the additional tax credits were a lower margin on operating activities and higher operating expenses.

WPS Power Development's Operating Margin (Thousands)	First Quarter
	2001	2000

Nonregulated other revenues	$41,696	$28,271
Nonregulated other cost of sales	35,903	13,709
Margin	$ 5,793	$ 7,781

WPS Power Development experienced a decrease of $2.0 million in its margin on operating activities in the first quarter of 2001. This decrease was due to costs associated with higher fuel and purchased power at its Sunbury generation plant. Other operating expenses at WPS Power Development increased $3.3 million due to accelerated maintenance activities at the Sunbury plant.

Overview of Holding Company and Other Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the activities at Wisconsin Public Service and Upper Peninsula Power that are nonutility. Holding Company and Other operations experienced a loss of $1.7 million in the first quarter of 2001 compared with a loss of $1.0 million in the first quarter of 2000. The increased loss was primarily due to additional interest expense at WPS Resources due to increased short-term financing to provide capital for working capital needs.

Wisconsin Public Service recognized a one-time before-tax gain of $0.8 million on the sale of property in the first quarter of 2001.

FINANCIAL CONDITION - WPS RESOURCES

Investments and Financing

Payments for return of capital of $10.0 million were paid by Wisconsin Public Service to WPS Resources in the first three months of 2001. Equity infusions of $15.0 million were made by WPS Resources to Wisconsin Public Service in the first three months of 2001. These payments and equity infusions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

Cash requirements exceeded internally generated funds by $8.3 million in the first three months of 2001. Short-term borrowings through commercial paper increased $3.3 million. Our pretax interest coverage, including nonrecourse debt, was 2.03 times for the 12 months ended March 31, 2001. See the table below for WPS Resources' credit ratings.

Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities	AA- A-1+ A	Aa3 P-1 aa3
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA A+ A-1+	Aa1 aa2 P-1

We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.

In October 1999, WPS Resources filed a shelf registration with the Securities and Exchange Commission which allowed the issuance of $400.0 million in the aggregate of public long-term debt and common stock. Long-term debt of $150.0 million has been issued under the shelf registration. Effective January 2001, we began issuing new shares of common stock for our Stock Investment Plan and for some of our stock-based employee benefit plans.

Wisconsin Public Service has a shelf registration which provides $52.0 million of remaining debt financing capacity.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $486 million in the aggregate for the 2001 through 2003 period. This includes expenditures for the replacement of the Kewaunee plant's steam generators.

In addition, other capital requirements for Wisconsin Public Service for the three-year period include contributions of approximately $7.8 million to the Kewaunee plant's decommissioning trust fund.

Upper Peninsula Power is expected to incur construction expenditures of about $52 million in the aggregate for the period 2001 through 2003, primarily for electric distribution improvements and repairs at hydro facilities.

In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. At the time of issuance of the refunding bonds, WPS Westwood Generation, LLC, a subsidiary of WPS Power Development, owned the original bonds, the proceeds of which were used in substantial part to provide facilities. Upon issuance of the refunding bonds, the original bonds were paid off. WPS Westwood Generation was paid $27.0 million from the proceeds of the refunding bonds for the retirement of the original bonds plus accrued interest. WPS Westwood Generation is now obligated to pay the refunding bonds. WPS Resources agreed to guaranty WPS Westwood Generation's obligation to provide sufficient funds to pay the refunding bonds and the related obligations and indemnities.

We anticipate issuing the following additional debt and equity financing in 2001:

Entity	Timeframe	Form of Financing	Amount

WPS Resources	Third quarter	Common stock	$75-$100 million
Wisconsin Public Service	Third quarter	Fading lien bonds	$100-$150 million

The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors.

Regulatory

On October 13, 2000, Upper Peninsula Power filed a $5.6 million rate increase with the Michigan Public Service Commission. The increase includes expenditures for government mandated hydro facility projects and additional investments in an automated meter reading system. The rate case is progressing with a final decision expected in mid-2001.

On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail gas rates for 2002. A 12.6% return on 55% equity was requested. These rate increases are largely due to costs associated with joining American Transmission Company and improvements at the Kewaunee plant. The Public Service Commission of Wisconsin is expected to issue a rate order in December of 2001 with new Wisconsin retail rates effective January 1, 2002.

American Transmission Company

On January 1, 2001, Wisconsin Public Service transferred transmission assets with a net book value of approximately $70 million to American Transmission Company for an approximate 12% ownership interest. American Transmission Company completed a debt financing in April 2001 and returned $25.5 million of Wisconsin Public Service's equity contribution.

Kewaunee Nuclear Plant

The Kewaunee Nuclear Plant's co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment to the incremental costs associated with compliance with the Nuclear Regulatory Commission requirements beginning March 27, 2001. Deferred costs are subject to review by the Public Service Commission of Wisconsin in a future rate filing. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant.

Merger with Wisconsin Fuel and Light Company

The merger of Wisconsin Fuel and Light Company into Wisconsin Public Service was completed on April 1, 2001. Wisconsin Fuel and Light shareholders received 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light's common stock. We are accounting for the merger under the purchase method of accounting.

Acquisition of Generation Facilities

WPS Northern Nevada, LLC, a direct, wholly-owned subsidiary of WPS Power Development, entered into an Asset Sale Agreement on October 25, 2000 to acquire the 545-megawatt Tracy/Pinon Power Station and related assets from Sierra Pacific Power Company, a Nevada electric utility and wholly-owned subsidiary of Sierra Pacific Resources. WPS Northern Nevada had expected to close this acquisition sometime in the year 2001. On April 18, 2001, the State of Nevada passed a law placing a moratorium on the sale of generation assets by electric utilities until July 1, 2003. The Asset Sale Agreement allows the parties 18 months, i.e., until April 25, 2002, to consummate the acquisition, at which time either party may terminate the agreement if the closing has not occurred. WPS Northern Nevada expects to engage in discussions with Sierra Pacific to address the impact of the law on the transaction contemplated by the Asset Sale Agreement.

ECO Coal Pelletization #12 LLC Operations

On April 20, 2001, the Internal Revenue Service issued a preliminary version of Revenue Procedure 2001-30, pertaining to the tax credit for alternative fuels under Section 29 of the Internal Revenue Code. It is expected to be published in the Federal Register and has an effective date of May 7, 2001. The Revenue Procedure contains guidelines regarding qualification for the Section 29 tax credit as well as the conditions that must be met to obtain future private letter rulings.

WPS Power Development is utilizing the Section 29 tax credit through its participation in ECO Coal Pelletization #12, LLC. WPS Power Development believes that ECO's production of synthetic fuel is within the guidelines set forth in Revenue Procedure 2001-30. It is studying the effects, if any, of the Revenue Procedure on future operations of ECO, including any new private letter ruling that may be required to enable WPS Power Development to sell a portion of its interest in ECO.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 48% of revenues for the first three months of 2001, while gas operations accounted for 52% of revenues for the first three months of 2001.

First Quarter 2001 Compared with First Quarter 2000

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's first quarter 2001 and first quarter 2000 results of operations are shown in the following chart:

	First Quarter
Wisconsin Public Service's Results (Millions, except per share amounts)	2001	2000	Change

Operating revenues	$314.8	$217.1	45%
Net income	24.5	27.3	(10%)

The primary reasons for the lower income were a stable electric utility margin and an increase in other operating expenses. An increased gas utility margin contributed positively to overall earnings.

Electric Utility Operations

Wisconsin Public Service's electric utility margin remained fairly stable in spite of an increase in Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 5.4% rate increase for Wisconsin retail electric customers effective January 1, 2001. The primary reasons for the lower margin were higher fuel and purchased power costs. Also affecting the margin was a change in the customer mix. Sales to lower margin, non-firm customers increased more than sales to higher margin customers.

Wisconsin Public Service Electric Utility Results (Thousands)	First Quarter
	2001	2000

Revenues	$152,275	$140,920
Fuel and purchased power costs	53,261	42,142
Margins	$ 99,014	$ 98,778

Sales in kilowatt-hours	3,139,351	3,070,405

Electric utility revenues increased in the first quarter of 2001 as the result of the electric rate increase and a 2% increase in overall sales volumes. Sales volumes to wholesale customers increased 15%, while sales to residential customers increased 4%.

Fuel expense for all Wisconsin Public Service's production plants increased $5.4 million, or 19%. Of this amount, $3.7 million is the result of increased fuel costs at the combustion turbine generation plants. Fuel costs at the combustion turbine generation plants increased 126% as the result of higher natural gas prices in the first quarter of 2001. Purchased power expense increased $5.7 million, or 41%, largely as a result of a 26% increase in the average cost per kilowatt-hour of purchases coupled with a 12% increase in volumes purchased in the first quarter of 2001.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Forecasted annual 2001 fuel costs at March 31, 2001 are expected to be within this 2% window.

Gas Utility Operations

The gas utility margin at Wisconsin Public Service increased $2.4 million, or 8%, for the first quarter of 2001 compared with the first quarter of 2000. This increase was due to a 1.5% increase in Wisconsin retail gas rates authorized by the Public Service Commission of Wisconsin and effective January 1, 2001. While overall gas throughput volumes decreased slightly, gas throughput volumes increased 6% to residential customers and 10% to small commercial and industrial customers.

Weather was normal in the first quarter of 2001, but 9% colder than in the first quarter of 2000. Gas throughput volumes were slightly lower in the first quarter of 2001 due to a 14% decrease in throughput volumes to gas transport customers.

Wisconsin Public Service's Gas Utility Results (Thousands)	First Quarter
	2001	2000

Revenues	$162,507	$76,187
Purchase costs	131,591	47,634
Margins	$ 30,916	$28,553

Throughput in therms	246,926	247,520

Wisconsin Public Service's gas revenues increased $86.3 million, or 113%, as the result of a 155% increase in the average cost of gas coupled with the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $84.0 million, or 176% due to a higher average cost of gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the first quarter of 2001 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $8.3 million largely due to increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased benefit expenses, and higher transmission costs as the result of the establishment of American Transmission Company. A portion of the higher transmission costs has been deferred for future rate recovery.

Wisconsin Public Service recognized a one-time before-tax gain of $0.8 million on the sale of property in the first quarter of 2001.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE CORPORATION

Investments and Financing

Payments for return of capital of $10.0 million were paid by Wisconsin Public Service to WPS Resources in the first three months of 2001. Equity infusions of $15.0 million were made by WPS Resources to Wisconsin Public Service in the first three months of 2001. These payments and equity infusions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

Internally generated funds exceeded cash requirements by $2.2 million in the first three months of 2001. Short-term borrowings through commercial paper decreased $2.0 million. Our pretax interest coverage was 4.28 times for the 12 months ended March 31, 2001. See the table below for Wisconsin Public Service's credit ratings.

Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA A+ A-1+	Aa1 aa2 P-1

We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt to reduce short-term debt and maintain desired capitalization ratios. Equity infusions will be made as necessary to maintain the equity capitalization ratio as allowed by the Public Service Commission of Wisconsin in its most recent rate order.

The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. However, up to $150 million of fading lien bonds may be issued in the third quarter of 2001.

Wisconsin Public Service has a shelf registration which provides $52.0 million of remaining debt financing capacity.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $486 million in the aggregate for the 2001 through 2003 period. This includes expenditures for the replacement of the Kewaunee plant's steam generators.

In addition, other capital requirements for Wisconsin Public Service for the three-year period include contributions of approximately $7.8 million to the Kewaunee plant's decommissioning trust fund.

American Transmission Company

On January 1, 2001, Wisconsin Public Service transferred transmission assets with a net book value of approximately $70 million to American Transmission Company for an approximate 12% ownership interest. American Transmission Company completed a debt financing in April 2001 and returned $25.5 million of Wisconsin Public Service's equity contribution.

Kewaunee Nuclear Plant

The Kewaunee Nuclear Plant's co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment to the incremental costs associated with compliance with the Nuclear Regulatory Commission requirements beginning March 27, 2001. Deferred costs are subject to review by the Public Service Commission of Wisconsin in a future rate filing. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant.

Merger with Wisconsin Fuel and Light Company

The merger of Wisconsin Fuel and Light Company into Wisconsin Public Service was completed on April 1, 2001. Wisconsin Fuel and Light shareholders received 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light's common stock. We are accounting for the merger under the purchase method of accounting.

Regulatory

On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail gas rates for 2002. A 12.6% return on 55% equity was requested. These rate increases are largely due to costs associated with joining American Transmission Company and improvements at the Kewaunee Plant. The Public Service Commission of Wisconsin is expected to issue a rate order in December of 2001 with new Wisconsin retail rates effective January 1, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to foreign currency risk. Our exposure to interest rate risk relates primarily to ongoing short-term financing and a long-term debt financing at WPS Power Development. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. WPS Resources market risks have not changed materially from the market risks reported in the 2000 Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Kewaunee Nuclear Power Plant

On February 5, 1997, Wisconsin Public Service entered into a "time is of the essence" contract with Finmeccanica S.p.A., Azienda Ansaldo Divisione Nucleare ("Finmeccanica") that required Finmeccanica to deliver two replacement steam generators, as well as other components, materials and documentation to Kewaunee Nuclear Power Plant by April 1, 2000. The contract provided for liquidated and other damages to be paid to Wisconsin Public Service in the event Finmeccanica failed to meet the delivery schedule in the contract. Finmeccanica did not deliver the replacement steam generators to the plant until December 13, 2000, and did not deliver the final data required under the contract until February 28, 2001, thus triggering the liquidated damages provision in the contract.

Notwithstanding its failure to timely perform, Finmeccanica has sought to impose backcharges against Wisconsin Public Service for alleged cost overruns in an amount exceeding $10 million. Finmeccanica alleges that any delay in delivery of the replacement steam generators and related components, materials and documentation is excused because it was caused by the actions of Wisconsin Public Service.

After failing to reach a negotiated resolution of its dispute with Finmeccanica, on March 1, 2000, Wisconsin Public Service filed suit against Finmeccanica in the federal court in the Eastern District of Wisconsin. In its complaint, Wisconsin Public Service alleges that Finmeccanica's failure to timely deliver is not excused and that the delay caused substantial damages to Wisconsin Public Service.

Item 5. Other Information

Acquisition of Generation Facilities

WPS Northern Nevada, LLC, a direct, wholly-owned subsidiary of WPS Power Development, entered into an Asset Sale Agreement on October 25, 2000 to acquire the 545-megawatt Tracy/Pinon Power Station and related assets from Sierra Pacific Power Company, a Nevada electric utility and wholly-owned subsidiary of Sierra Pacific Resources. WPS Northern Nevada had expected to close this acquisition sometime in the year 2001. On April 18, 2001, the State of Nevada passed a law placing a moratorium on the sale of generation assets by electric utilities until July 1, 2003. The Asset Sale Agreement allows the parties 18 months, i.e., until April 25, 2002, to consummate the acquisition, at which time either party may terminate the agreement if the closing has not occurred. WPS Northern Nevada expects to engage in discussions with Sierra Pacific to address the impact of the law on the transaction contemplated by the Asset Sale Agreement.

ECO Coal Pelletization #12, LLC

On April 20, 2001, the Internal Revenue Service issued a preliminary version of Revenue Procedure 2001-30, pertaining to the tax credit for alternative fuels under Section 29 of the Internal Revenue Code. It is expected to be published in the Federal Register and has an effective date of May 7, 2001. The Revenue Procedure contains guidelines regarding qualification for the Section 29 tax credit as well as the conditions that must be met to obtain future private letter rulings.

WPS Resources' indirect subsidiary, WPS Power Development, Inc., is utilizing the Section 29 tax credit through its participation in ECO Coal Pelletization #12, LLC. WPS Power Development believes that ECO's production of synthetic fuel is within the guidelines set forth in Revenue Procedure 2001-30. It is studying the effects, if any, of the Revenue Procedure on future operations of ECO, including any new private letter ruling that may be required to enable WPS Power Development to sell a portion of its interest in ECO.

Merger Activity

The merger of Wisconsin Fuel and Light Company with and into Wisconsin Public Service Corporation, a wholly-owned subsidiary of WPS Resources, was completed on April 1, 2001. Holders of Wisconsin Fuel and Light common stock received 1.73 shares of WPS Resources common stock for each share of Wisconsin Fuel and Light common stock held on April 1, 2001. WPS Resources will issue 1,763,943 shares of its common stock in the exchange of stock with Wisconsin Fuel and Light common stock shareholders.

Kewaunee Nuclear Plant

The Kewaunee co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment to the incremental costs for Kewaunee Nuclear Power Plant associated with its accelerated five-year program to adopt current industry standards in order to resolve issues identified by the Nuclear Regulatory Commission within an acceptable timeframe. It is estimated that the additional costs to be incurred in 2001 may be $23.8 million over that requested in the most recent rate case filings of Wisconsin Public Service and the other plant co-owners. The Public Service Commission of Wisconsin's order provides that specific costs incurred as of March 27, 2001 may be deferred and recovered in future period(s) subject to review by the Public Service Commission as part of its normal rate setting process. The total costs eligible for deferral as a result of this order of the Public Service Commission of Wisconsin are estimated to be $17.1 million.

Transmission

On January 1, 2001, Wisconsin Public Service acquired an ownership interest in American Transmission Company, LLC, which is a member of Midwest Independent Transmission System Operator, Inc. Midwest Independent System Operator is a non-profit Independent Transmission System Operator that serves the electrical transmission needs of much of the Midwest. The Midwest Independent System Operator and the Alliance Companies, a group of companies forming another regional transmission organization serving a portion of the Midwest, as well as much of Ohio, Virginia, West Virginia, Maryland and North Carolina, have reached a settlement on issues brought before the Federal Energy Regulatory Commission. The settlement provides for:

  Alliance and Midwest Independent System Operator to create a "super-regional" rate that will allow electricity to be transmitted between any two points in the Alliance-Midwest Independent System Operator Super-region for a single rate,
  An agreement for negotiations between PJM Interconnection, LLC, Alliance Companies, and Midwest Independent System Operator for a joint through-and-out rate,
  Agreement to allow Illinois Power Company, Commonwealth Edison Company, and Ameren Services Company to withdraw from Midwest Independent System Operator and participate in Alliance in exchange for an exit fee of $60 million, and
  An Inter-Regional Transmission Organization Coordination Agreement between Alliance and Midwest Independent System Operator.

Regulatory Matters

In October 2000, Upper Peninsula Power Company filed for a rate increase in Michigan. An increase of $5.6 million was requested over a three-year period, as a result of government mandated hydro facility projects and additional investments in automated meter reading systems. The rate process is progressing with a final rate decision expected in mid 2001.

Wisconsin Public Service Corporation is also requesting increased electric and natural gas rates for 2002 in its Wisconsin service territory. A 16.1% increase is requested in electric rates and a 4.5% increase is requested in natural gas rates. These rate increases are largely due to costs associated with joining the American Transmission Company and improvements to be made at the Kewaunee Nuclear Power Plant. A Public Service Commission of Wisconsin rate order is expected late in 2001 with implementation on January 1, 2002.

Credit Rating

In the first quarter of 2001, Standard & Poor's revised their credit ratings for WPS Resources and Wisconsin Public Service. Prior to this revision, Wisconsin Public Service had been the only AA+ electric utility in the country. Moody's credit ratings have not changed.

	WPS Resources		Wisconsin Public Service
	Previous	Current	Previous	Current
Standard & Poor's
Corporate Credit Rating	AA	AA-	AA+	AA
Senior Unsecured Debt	AA	AA-
Bonds			AA+	AA
Commercial Paper	A-1+	A-1+	A-1+	A-1+
Trust Preferred Securities	A+	A
Preferred Stock			AA-	A+

Moody's
Corporate Credit Rating	Aa3	Aa3	aa1	aa1
Senior Unsecured Debt	Aa3	Aa3
Bonds			Aa1	Aa1
Commercial Paper	P-1	P-1	P-1	P-1
Trust Preferred Securities	aa3	aa3
Preferred Stock			aa2	aa2

Directors

Clarence R. Fisher, Director and former President and Chief Executive Officer of Upper Peninsula Power Company, retired from the Board of Directors effective February 1, 2001. The Board of Directors appointed William F. Protz (age 56), formerly a Director of Wisconsin Fuel and Light Company, as a Director effective April 1, 2001. Mr. Protz's term, as a Class C director, will expire in 2003.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

None

	(b)	Report on Form 8-K

		January 5, 2001	A Form 8-K was filed to report the transfer of the transmission assets of Wisconsin Public Service Corporation to American Transmission Company.

		April 2, 2001	A Form 8-K was filed to report the completion of the merger of Wisconsin Fuel and Light Company into Wisconsin Public Service Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: May 2, 2001	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 2, 2001	/s/ Diane L. Ford Diane L. Ford Vice President-Controller (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
Exhibit No.	Description

None