Form 10-Q
period 2001-06-30
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2001-08-03
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 28,665,638 shares outstanding at June 30, 2001

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at June 30, 2001

______________________________________________________________________________
______________________________________________________________________________

FORWARD-LOOKING STATEMENTS

Except for historical data and statements of current fact, the information contained in this quarterly report constitutes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any references made to plans, goals, beliefs, or expectations with respect to future events and conditions or to estimates are forward-looking statements. We believe our expectations are based on reasonable assumptions. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to statements regarding:

1) estimated future capital expenditures

2) the costs of decommissioning nuclear generation plants

3) the recovery of deferred costs

4) statements in the Management Discussion and Analysis of Financial Condition and Results of Operations regarding trends or estimates.

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
  capital markets
  opportunities for expansion in nonregulated energy markets energy supply and demand
  availability of generating facilities

We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events, or circumstances after the date of this report.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME, AND RETAINED EARNINGS	Three Months Ended		Six Months Ended
	June 30		June 30
(Thousands, except share amounts)	2001	2000	2001	2000

Operating revenues
Electric utility	$155,899	$150,523	$ 320,451	$303,954
Gas utility	51,581	44,002	214,088	120,189
Nonregulated gas	300,775	144,014	911,999	285,394
Nonregulated electric and other	68,912	36,134	128,064	63,985
Total operating revenues	577,167	374,673	1,574,602	773,522

Operating expenses
Utility electric production fuels	27,106	30,020	60,807	58,240
Utility purchased power	21,861	20,270	44,206	35,943
Utility gas purchased for resale	32,714	25,876	161,326	73,282
Nonregulated gas cost of sales	297,667	145,407	908,908	284,402
Nonregulated electric and other cost of sales	56,047	24,077	107,863	41,368
Other operating expenses	73,999	58,613	143,592	113,974
Maintenance	19,296	21,148	34,489	37,880
Depreciation and decommissioning	20,330	27,752	39,527	54,922
Taxes other than income	8,989	8,506	17,945	17,774
Total operating expenses	558,009	361,669	1,518,663	717,785
Operating income	19,158	13,004	55,939	55,737

Other income
Allowance for equity funds used during construction	480	399	886	767
Other, net	2,522	13,140	5,958	19,336
Total other income	3,002	13,539	6,844	20,103
Income before interest expense	22,160	26,543	62,783	75,840

Interest on long-term debt	11,249	10,700	22,203	19,542
Other interest	2,712	2,133	6,585	5,570
Allowance for borrowed funds used during construction	(518)	(826)	(992)	(1,930)
Total interest expense	13,443	12,007	27,796	23,182

Distributions - preferred securities of subsidiary trust	876	875	1,752	1,750

Income before income taxes	7,841	13,661	33,235	50,908
Income taxes	(4,601)	1,529	(3,538)	8,766
Preferred stock dividends of subsidiaries	777	777	1,555	1,555
Net income	11,665	11,355	35,218	40,587

Other comprehensive income
Cash flow hedge (1)	(2,340)	-	(2,340)	-
Comprehensive income	9,325	11,355	32,878	40,587

Retained earnings at beginning of period	364,674	357,412	354,756	341,701
Cash dividends on common stock	14,613	13,215	28,248	26,736
Retained earnings at end of period	$359,386	$355,552	$ 359,386	$355,552

Average shares of common stock	28,573	26,398	27,520	26,516
Basic and diluted earnings per average share of common stock (2)	$0.41	$0.43	$1.28	$1.53
Dividend per share of common stock	$0.515	$0.505	$1.030	$1.010

The accompanying notes are an integral part of these statements.

(1) Refer to Note 6, "Price Risk Management Activities."
(2) Refer to Note 4, "Earnings Per Share."

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS	June 30	December 31
(Thousands)	2001	2000
ASSETS

Utility plant
Electric	$1,774,280	$1,893,358
Gas	376,203	302,942
Property under capital lease	74,130	74,130
Net	2,224,613	2,270,430
Less - Accumulated depreciation and decommissioning	1,338,061	1,365,367
Total	886,552	905,063
Nuclear decommissioning trusts	205,696	207,224
Construction in progress	82,690	69,997
Nuclear fuel, less accumulated amortization of $170,555 at June 30, 2001 and $167,730 at December 31, 2000	13,969	16,040
Net utility plant	1,188,907	1,198,324

Current assets
Cash and equivalents	16,584	12,789
Customer and other receivables, net of reserves of $5,124 at June 30, 2001 and $4,205 at December 31, 2000	213,280	317,808
Accrued revenues	36,670	83,905
Fossil fuel, at average cost	25,495	18,122
Gas in storage	48,890	65,975
Materials and supplies, at average cost	32,265	31,373
Assets from risk management activities	382,482	642,481
Prepayments and other	35,218	28,718
Total current assets	790,884	1,201,171

Regulatory assets	82,430	74,579
Nonutility and nonregulated plant, net of accumulated depreciation of $16,688 at June 30, 2001 and $13,341 at December 31, 2000	167,827	152,474
Pension assets	78,986	62,992
Investments and other assets	203,247	126,602
Total	$2,512,281	$2,816,142

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 611,558	$ 542,777
Preferred stock of subsidiary with no mandatory redemption	51,160	51,168
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely WPS Resources 7.00% subordinated debentures	50,000	50,000
Long-term capital lease obligation	72,645	72,955
Long-term debt	610,829	587,017
Total capitalization	1,396,192	1,303,917

Current liabilities
Current portion of long-term debt and capital lease obligation	8,441	8,311
Notes payable	10,000	10,000
Commercial paper	139,726	119,557
Accounts payable	202,603	334,311
Accrued taxes	13,940	11,217
Accrued interest	10,872	9,882
Liabilities from risk management activities	349,649	659,468
Other	27,209	29,866
Total current liabilities	762,440	1,182,612

Long-term liabilities and deferred credits
Accumulated deferred income taxes	93,807	100,463
Accumulated deferred investment tax credits	21,848	23,963
Regulatory liabilities	62,419	50,641
Environmental remediation liabilities	45,804	38,867
Postretirement liabilities	55,870	47,267
Other long-term liabilities	73,901	68,412
Total long-term liabilities and deferred credits	353,649	329,613
Total	$2,512,281	$2,816,142

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	June 30	December 31
(Thousands, except share amounts)	2001	2000

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized; 28,909,264 shares outstanding at June 30, 2001 and 26,851,034 shares outstanding at December 31, 2000	$ 28,909	$ 26,851
Premium on capital stock	235,162	172,451
Retained earnings	359,386	354,756
Treasury stock, 319,046 shares at average cost of $24.70 at June 30, 2001 and 336,385 shares at average cost of $24.23 at December 31, 2001	(7,880)	(8,149)
Shares in deferred compensation trust; 131,600 shares at an average cost of $30.54 per share at June 30, 2001 and 105,179 shares at an average cost of $29.78 per share at December 31, 2000	(4,019)	(3,132)
Total common stock equity	611,558	542,777

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized; with no mandatory redemption
Shares Outstanding
June 30 December 31
Series 2001 2000
5.00% 131,680 131,720	13,164	13,172
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 49,980	4,998	4,998
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock with no mandatory redemption	51,160	51,168

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely WPS Resources Corporation 7.00% subordinated debentures	50,000	50,000

Capital lease obligation - Wisconsin Public Service Corporation	73,275	73,585
Less current portion	(630)	(630)
Net capital lease obligation	72,645	72,955

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000

First mortgage bonds - Upper Peninsula Power Company
Series Year Due
7.94% 2003	15,000	15,000
10.0% 2008	3,000	3,000
9.32% 2021	18,000	18,000

Unsecured senior notes - WPS Resources Corporation
Series Year Due
7.00% 2009	150,000	150,000
Term loans - nonrecourse, secured by nonregulated assets	99,312	102,742
Tax exempt bonds	27,000	-
Notes payable to bank, secured by nonregulated plant	19,751	19,342
Senior secured note	3,446	3,542
Other long-term debt	119	119
Total	619,803	595,920
Unamortized discount and premium on bonds and debt securities, net	(1,163)	(1,222)
Total long-term debt	618,640	594,698
Less current portion	(7,811)	(7,681)
Net long-term debt	610,829	587,017
Total capitalization	$1,396,192	$1,303,917

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
(Thousands)	June 30
	2001	2000

Cash flows from operating activities
Net income	$ 35,218	$ 40,587

Adjustments to reconcile net income to net cash from operating activities
Depreciation and decommissioning	39,527	54,922
Gain on nuclear decommissioning trust	(1,739)	(11,567)
Amortization of nuclear fuel and other	9,313	7,194
Deferred income taxes	(5,191)	1,343
Investment tax credit restored	(855)	(894)
Allowance for equity funds used during construction	(886)	(767)
Gain on sale of property	-	(3,750)
Pension income	(2,447)	(2,457)
Postretirement funding	8,514	(1,666)
Other, net	(898)	8,372

Changes in
Customer and other receivables	114,346	(29,540)
Accrued revenues	50,193	13,796
Fossil fuel inventory	(8,281)	6,285
Gas in storage	18,010	6,158
Risk management assets and liabilities	(48,964)	103
Miscellaneous assets	(6,567)	(6,968)
Accounts payable	(139,851)	55,934
Accrued taxes	2,642	(2,475)
Miscellaneous current and accrued liabilities	(7,208)	711
Net cash from operating activities	54,876	135,321

Cash flows from investing activities
Construction of utility plant and nuclear fuel expenditures	(80,928)	(79,609)
Purchase of other property and equipment	(16,835)	(8,830)
Decommissioning funding	(1,319)	(4,029)
Return of capital on equity method investment	42,292	-
Proceeds from sale of property	89	30,420
Other	(3,425)	(5,444)
Net cash used for investing activities	(60,126)	(67,492)

Cash flows from financing activities
Issuance of other long-term debt	29,959	84,406
Redemptions of other long-term debt	(6,076)	(1,741)
Issuance of commercial paper	1,075,382	424,485
Redemptions of commercial paper	(1,055,213)	(459,340)
Cash dividends on common stock	(28,248)	(26,736)
Issuance of common stock	9,497	-
Purchase of treasury and deferred compensation shares	(618)	(10,084)
Redemption of obligations acquired in purchase business combination	(15,829)	-
Other	191	(626)
Net cash from financing activities	9,045	10,364
Net increase in cash and equivalents	3,795	78,193
Cash and equivalents at beginning of period	12,789	10,547
Cash and equivalents at end of period	$ 16,584	$ 88,740

Cash paid during period for
Interest, less amount capitalized	$33,576	$23,348
Income taxes	10,840	20,094
Preferred stock dividends of subsidiary	1,555	1,555

The accompanying notes are an integral part of these statements.

Supplemental schedule of noncash investing and financing activities for 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $93.5 million of transmission assets for a 15.1% equity interest in American Transmission Company, LLC.

2. WPS Resources acquired the assets and liabilities of Wisconsin Fuel & Light Company in exchange for 1.8 million shares of WPS Resources common stock.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	Three Months Ended		Six Months Ended
(Thousands)	June 30		June 30
	2001	2000	2001	2000

Operating revenues
Electric	$145,782	$139,090	$298,057	$280,010
Gas	51,581	44,002	214,088	120,189
Total operating revenues	197,363	183,092	512,145	400,199

Operating expenses
Electric production fuels	27,054	29,756	60,585	57,915
Purchased power	21,869	18,134	41,599	32,117
Gas purchased for resale	32,714	28,841	164,305	76,475
Other operating expenses	49,954	39,289	98,279	78,101
Maintenance	17,900	19,875	32,214	35,589
Depreciation and decommissioning	16,784	24,489	32,509	47,509
Federal income taxes	5,463	5,592	17,046	17,200
Investment tax credit restored	(382)	(401)	(763)	(802)
State income taxes	961	1,535	3,795	4,318
Gross receipts tax and other	7,895	7,059	15,760	14,685
Total operating expenses	180,212	174,169	465,329	363,107
Operating income	17,151	8,923	46,816	37,092

Other income and (deductions)
Allowance for equity funds used during construction	480	399	886	767
Other, net	3,980	11,463	7,773	17,660
Income taxes	(438)	(1,603)	(1,321)	(1,709)
Total other income	4,022	10,259	7,338	16,718
Income before interest expense	21,173	19,182	54,154	53,810
Interest expense
Interest on long-term debt	5,452	5,459	10,907	10,919
Other interest	2,272	2,111	5,033	4,320
Allowance for borrowed funds used during construction	(518)	(826)	(992)	(1,930)
Total interest expense	7,206	6,744	14,948	13,309
Net income	13,967	12,438	39,206	40,501
Preferred stock dividend requirements	777	777	1,555	1,555
Earnings on common stock	13,190	11,661	37,651	38,946
Other comprehensive income	-	-	-	-
Comprehensive income	$ 13,190	$ 11,661	$ 37,651	$ 38,946

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS	June 30	December 31
(Thousands)	2001	2000
ASSETS

Utility plant
Electric	$1,623,244	$1,698,843
Gas	376,203	302,942
Property under capital lease	74,130	74,130
Total	2,073,577	2,075,915
Less - Accumulated depreciation and decommissioning	1,261,810	1,268,949
Total	811,767	806,966
Nuclear decommissioning trusts	205,696	207,224
Construction in progress	76,064	64,593
Nuclear fuel, less accumulated amortization of $170,555 at June 30, 2001 and $167,730 at December 31, 2000	13,969	16,040
Net utility plant	1,107,496	1,094,823

Current assets
Cash and equivalents	2,072	4,375
Customer and other receivables, net of reserves of $3,503 at June 30, 2001 and $3,367 at December 31, 2000	92,261	92,058
Accrued utility revenues	25,173	56,826
Fossil fuel, at average cost	15,119	11,223
Gas in storage, at average cost	32,126	21,682
Materials and supplies, at average cost	23,844	22,241
Assets from risk management activities	4,757	-
Prepayments and other	30,766	23,020
Total current assets	226,118	231,425

Regulatory assets	80,303	72,367
Nonutility plant, net of accumulated depreciation of $192 at June 30, 2001 and $174 at December 31, 2000	1,211	1,168
Pension assets	78,986	62,992
Investments and other assets	111,124	40,471
Total	$1,605,238	$1,503,246

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 660,298	$ 567,757
Preferred stock with no mandatory redemption	51,188	51,188
Capital lease obligation	72,645	72,955
Long-term debt to parent	13,313	13,476
Long-term debt	283,623	283,594
Total capitalization	1,081,067	988,970

Current liabilities
Current portion of capital lease obligation	630	630
Note payable	10,000	10,000
Commercial paper	62,000	60,000
Accounts payable	74,114	96,728
Accrued interest and taxes	8,414	12,389
Other	13,838	14,776
Total current liabilities	168,996	194,523

Long-term liabilities and deferred credits
Accumulated deferred income taxes	111,412	109,024
Accumulated deferred investment tax credits	20,378	21,946
Regulatory liabilities	56,353	42,729
Environmental remediation liability	44,323	37,367
Postretirement liabilities	55,870	47,267
Other long-term liabilities	66,839	61,420
Total long-term liabilities and deferred credits	355,175	319,753
Total	$1,605,238	$1,503,246

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	June 30	December 31
(Thousands, except share amounts)	2001	2000

Common stock equity
Common stock	$ 95,588	$ 95,588
Premium on capital stock	327,767	242,877
Retained earnings	236,943	229,292
Total common stock equity	660,298	567,757

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized; with no mandatory redemption
Shares Outstanding
June 30 December 31
Series 2001 2000
5.00% 131,920 131,920	13,192	13,192
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 49,980	4,998	4,998
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock	51,188	51,188

Capital lease obligation	73,275	73,585
Less current portion	(630)	(630)
Net capital lease obligation	72,645	72,955

Long-term debt to parent
Series Year Due
8.76% 2015	5,498	5,567
7.35% 2016	7,815	7,909
Total long-term debt to parent	13,313	13,476

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000
Total	284,175	284,175
Unamortized discount and premium on bonds, net	(671)	(700)
Total first mortgage bonds	283,504	283,475
Other long-term debt	119	119
Total long-term debt	283,623	283,594
Total capitalization	$1,081,067	$988,970

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
(Thousands)	June 30
	2001	2000

Cash flows from operating activities
Net income	$ 39,206	$ 40,501

Adjustments to reconcile net income to net cash from operating activities
Depreciation and decommissioning	32,509	47,509
Gain on nuclear decommissioning trust	(1,739)	(11,567)
Amortization of nuclear fuel and other	6,548	6,332
Deferred income taxes	1,627	1,576
Investment tax credit restored	(763)	(802)
Allowance for equity funds used during construction	(886)	(767)
Gain on sale of property	-	(3,750)
Pension income	(2,447)	(2,457)
Postretirement funding	8,514	(1,666)
Other, net	(5,948)	10,189

Changes in
Customer and other receivables	9,615	2,071
Accrued utility revenues	34,611	13,698
Fossil fuel inventory	(3,896)	3,587
Gas in storage	(9,519)	3,855
Miscellaneous assets	(8,524)	(9,042)
Accounts payable	(30,757)	11,830
Miscellaneous current and accrued liabilities	(3,138)	2,542
Accrued taxes	(4,056)	(3,468)
Net cash from operating activities	60,957	110,171

Cash flows from investing activities
Construction of utility plant and nuclear fuel expenditures	(77,271)	(76,906)
Decommissioning funding	(1,319)	(4,029)
Proceeds from sale of property	89	30,420
Return of capital on equity method investment	32,307	-
Other	(1,209)	2,555
Net cash used for investing activities	(47,403)	(47,960)

Cash flows from financing activities
Proceeds from issuance of commercial paper	494,000	244,000
Redemptions of commercial paper	(492,000)	(239,000)
Equity infusion from parent	40,000	-
Dividend to parent	(30,000)	(77,000)
Preferred stock dividends	(1,555)	(1,555)
Equity withdrawal by parent	(10,000)	10,000
Redemption of obligations acquired in purchase business combination	(15,829)	-
Other	(473)	(141)
Net cash used for financing activities	(15,857)	(63,696)
Net increase (decrease) in cash and equivalents	(2,303)	(1,485)
Cash and equivalents at beginning of period	4,375	3,428
Cash and equivalents at end of period	$ 2,072	$ 1,943

Cash paid during period for
Interest, less amount capitalized	$12,206	$11,776
Income taxes	28,983	32,551

The accompanying notes are an integral part of these statements.

Supplemental schedule of noncash investing activities for 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $71.3 million of transmission assets for a 11.6% equity interest in American Transmission Company, LLC.

2. Wisconsin Public Service acquired the assets and liabilities of Wisconsin Fuel & Light Company in exchange for additional paid in capital from WPS Resources of $54.8 million.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS	Six Months Ended
(Thousands)	June 30
	2001	2000

Balance at beginning of period	$229,292	$263,922
Add net income	39,206	40,501
	268,498	304,423
Deduct
Cash dividends declared on preferred stock	1,555	1,555
Dividend to parent	30,000	77,000
	31,555	78,555

Balance at end of period	$236,943	$225,868

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1. FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments, which are necessary for a fair presentation of the financial results for each period shown. Certain items from a prior period have been reclassified to conform with the current year presentation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our latest annual Form 10-K report.

Because of the seasonal nature of utility operations, the results reported for the quarter may not be representative of annual results.

NOTE 2. INCOME TAXES

WPS Resources' income tax expense and effective income tax rate for the six months ended June 30, 2001, is a tax benefit of $6.3 million (-18.9%) compared to a tax expense of $4.5 million (8.8%) for the same period in 2000.  The primary reasons for the change are the effect of Section 29 tax credits and lower consolidated book income before tax.

NOTE 3. COMMITMENTS AND CONTINGENCIES

We have reviewed the status of our commitments and contingencies and believe there are no material changes from that disclosed in our Form 10-K Annual Report for the year ended December 31, 2000. See WPS Resources Notes to Consolidated Financial Statements Note 13--Commitments and Contingencies in our 10-K Annual Report for the year ended December 31, 2000 for specific details.

NOTE 4. EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted earnings per share. Potentially dilutive items include in-the-money stock options. The calculation of diluted earnings per share for the periods shown excludes out-of-the-money stock options that had an anti-dilutive effect.

Reconciliation of Earnings Per Share	Three Months Ended June 30		Six Months Ended June 30
(Thousands, except share amounts)	2001	2000	2001	2000

Net income	$11,665	$11,355	$35,218	$40,587

Basic weighted average shares	28,573	26,398	27,520	26,516

Basic earnings per share	$0.41	$0.43	$1.28	$1.53

Net income	$11,665	$11,355	$35,218	$40,587
Income effect of:
Stock options	-	-	-	-
Adjusted Net income	11,665	11,355	35,218	40,587

Basic weighted average shares	28,573	26,398	27,520	26,516
Incremental issuable shares:
Stock options	44	4	46	2
Diluted weighted average shares	28,617	26,402	27,566	26,518

Diluted earnings per share	$0.41	$0.43	$1.28	$1.53

NOTE 5. SEGMENTS OF BUSINESS

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

The table below presents summary information pertaining to our operations segmented by lines of business.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Thousands)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended June 30, 2001
Operating revenues	$161,037	$51,581	$212,618	$338,855	$34,491	$304	$(9,101)	$577,167
Net income (loss)	11,506	240	11,746	2,011	49	(2,141)	-	11,665

Quarter Ended June 30, 2000
Operating revenues	154,204	44,002	198,206	156,023	31,920	2,084	(13,560)	374,673
Net income (loss)	10,118	587	10,705	741	214	(305)	-	11,355

Six Months Ended June 30, 2001
Operating revenues	330,684	214,088	544,772	973,054	76,155	647	(20,026)	1,574,602
Net income (loss)	26,063	9,055	35,118	2,170	1,742	(3,812)	-	35,218

Six Months Ended June 30, 2000
Operating revenues	312,197	120,189	432,386	302,013	60,944	5,293	(27,114)	773,522
Net income (loss)	30,328	9,085	39,413	1,254	1,255	(1,335)	-	40,587

NOTE 6. PRICE RISK MANAGEMENT ACTIVITIES

On January 1, 2001 WPS Resources adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards Nos. 137 and 138. Statement No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

WPS Resources has concluded that the majority of its contracts do not meet the definition of a derivative as defined by Statement No. 133. Therefore, at June 30, 2001, such contracts are not subject to the accounting requirements of these statements.

Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. A majority of these contracts are gas purchase agreements. The derivative amounts to be recorded as a result of these gas contracts will be offset with a corresponding regulatory asset and liability. As of June 30, 2001, we have recorded an Asset from Risk Management Activities and a Regulatory Liability of approximately $4.8 million related to these Wisconsin Public Service contracts.

Wisconsin Public Service holds a limited number of other derivative instruments. The cumulative effect on the balance sheet and income statement for these contracts at June 30, 2001 was not significant.

WPS Resources' non-regulated segments have entered into two contracts that meet the definition of a derivative under Statement No. 133. One of these contracts is an electric energy contract used to protect WPS Resources against potential summer energy spikes. For the six months ended June 30, 2001, we have recorded an expense of $3.3 million related to the estimated change in value of this contract. This expense is included in Other Income in WPS Resources' Consolidated Statement of Income, Comprehensive Income, and Retained Earnings.

The second contract is an interest rate swap used to fix the entire interest rate for the full term of an 18-year variable rate loan. In accordance with Statement No. 133, management has designated this contract as a cash flow hedge. Because the swap is 100% effective, we recorded the entire $2.3 million mark-to-market loss at June 30, 2001 directly to Other Comprehensive Income. WPS Resources did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

NOTE 7. WISCONSIN FUEL & LIGHT COMPANY MERGER

On April 1, 2001, Wisconsin Public Service completed its merger with Wisconsin Fuel & Light Company. Wisconsin Fuel & Light served residential, commercial, and industrial customers in Manitowoc and Wausau, Wisconsin with natural gas. Wisconsin Fuel & Light shareholders received 1.73 shares of WPS Resources common stock for each share of Wisconsin Fuel & Light common stock. A total of 1,763,943 shares were issued resulting in a purchase price of $54.8 million based on an average price of $31.0625, the prevailing price at the time of the merger announcement.

Wisconsin Public Service used the purchase method of accounting and recorded $41.8 million of total premium associated with the purchase. Of that total premium, $31.7 million was recorded as goodwill and is being amortized using the straight line method over a period of 40 years. With the Financial Accounting Standards Board finalizing its Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" on June 30, 2001, Wisconsin Public Service plans to stop amortizing the goodwill effective January 1, 2002. The remaining premium, $10.1 million, was recorded as an acquisition adjustment, which is expected to be recovered in Wisconsin retail rates over the three year period of 2003-2005.

The operations of Wisconsin Fuel & Light are included in the financial statements presented for Wisconsin Public Service and WPS Resources for the three months ended June 30, 2001, but do not have a material impact.

NOTE 8. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

On June 30, 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations initiated after June 30, 2001, to use the purchase method of accounting. Under the requirements of Statement No. 142, intangible assets meeting specific criteria will be separately identified from goodwill acquired in future purchase method acquisitions. The resulting intangible assets will be amortized over their individual useful lives without the 40 year limit that was previously required for goodwill. Also under Statement No. 142, existing goodwill at June 30, 2001, will no longer be amortized, effective January 1, 2002. Instead, an assessment of fair-value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment.

The majority of the goodwill at WPS Resources is related to the Wisconsin Fuel and Light acquisition. This goodwill is presently being amortized over 40 years. We plan to discontinue amortization on January 1, 2002 and begin using the fair-value impairment test as indicated by Statement No. 142. Currently we don't anticipate any other material impacts from Statements No. 141 and 142.

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

Second Quarter 2001 Compared with Second Quarter 2000

WPS Resources Overview

WPS Resources' second quarter 2001 and second quarter 2000 results of operations are shown in the following chart:

	Second Quarter
WPS Resources' Results (Millions, except per share amounts)	2001	2000	Change

Consolidated operating revenues	$577.2	$374.7	54%
Net income	11.7	11.4	3%
Basic and diluted earnings per share	$0.41	$0.43	(5%)

The increase in consolidated operating revenues was primarily due to an increase in gas revenues at WPS Energy Services largely as a result of higher natural gas prices and also due to sales volume growth. Increased nonregulated gas and electric margins at WPS Energy Services contributed positively to overall earnings. Earnings were negatively affected by a change in the electric sales mix at Wisconsin Public Service Corporation, the effect of adjusting an electric energy contract from cost to fair market value, and a decrease in margin at WPS Power Development. In addition, other operating expenses increased for all segments. Although net income was higher in the second quarter of 2001 compared with the second quarter of 2000, earnings per share decreased as a result of the issuance of 1.8 million additional common shares in April 2001 in connection with Wisconsin Public Service Corporation's acquisition of Wisconsin Fuel and Light Company along with additional shares issued under our Stock Investment Plan.

Overview of Utility Operations

Net income from electric utility operations increased to $11.5 million in the second quarter of 2001 compared with $10.1 million in the second quarter of 2000. Net income from gas utility operations was $0.2 million in the second quarter of 2001 compared with $0.6 million in the same period of 2000.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions.

WPS Resources' Consolidated Electric Utility Results (Thousands)	Second Quarter
	2001	2000

Revenues	$155,899	$150,523
Fuel and purchased power costs	48,967	50,290
Margins	$106,932	$100,233

Sales in kilowatt-hours	3,023,950	2,993,914

Our consolidated electric utility margin increased $6.7 million primarily due to an increase in Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 5.4% rate increase for Wisconsin Public Service's Wisconsin retail electric customers effective January 1, 2001. Also affecting the margin was a change in the customer mix at Wisconsin Public Service. Sales volumes to lower margin, wholesale customers were up 3% while sales to higher margin, large commercial and industrial customers were down 3% largely due to a slow-down in economic conditions.

Our overall consolidated fuel expense for production plants decreased $2.9 million, or 10%. Of this amount, $2.3 million was the result of decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants. The Kewaunee Nuclear Power Plant was off-line for its scheduled outage in the second quarter of 2000; thus, generation requirements from the combustion turbines were higher last year second quarter than this year. As a result, generation requirements from the combustion turbines dropped 63% in the second quarter of 2001 compared with the second quarter of 2000. Wisconsin Public Service is a 41.2% owner of the Kewaunee plant. Our consolidated purchased power expense increased $1.6 million largely as a result of a 22% increase in the average cost per kilowatt-hour of purchases.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Fuel and purchased power expenses at Wisconsin Public Service are currently projected to be slightly outside the lower end of the range, and we are evaluating the potential for filing a Wisconsin retail electric rate reduction which would be effective for the remainder of 2001.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001 the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Thousands)	Second Quarter
	2001	2000

Revenues	$51,581	$44,002
Purchase costs	32,714	28,841
Margins	$18,867	$15,161

Throughput in therms	148,107	135,184

The gas utility margin at Wisconsin Public Service increased $3.7 million due to a 10% increase in gas throughput volumes and a 1.5% increase in Wisconsin retail gas rates authorized by the Public Service Commission of Wisconsin effective January 1, 2001. Part of the increase in gas throughput was the result of incorporating Wisconsin Fuel and Light's operations.

Wisconsin Public Service's gas revenues increased $7.6 million as the result of an increase in the average unit cost of natural gas, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $3.9 million due to increased throughput volumes and higher average cost of gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the second quarter of 2001 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $9.3 million largely due to increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased benefit and other administrative expenses, storm damage, and higher transmission costs as the result of the establishment of American Transmission Company, LLC. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred pending potential future rate recovery.

Lower earnings of $5.0 million on the nuclear decommissioning fund resulted in decreased other income at Wisconsin Public Service in the second quarter of 2001. Due to regulatory requirements, this lower income was offset by decreased depreciation expense resulting in no net income impact.

Overview of Nonregulated Operations

Nonregulated operations consist of the gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development and operating company.

WPS Energy Services' net income increased to $2.0 million in the second quarter of 2001 compared with $0.7 million in the same period of 2000. WPS Power Development's net income was $0.1 million in the second quarter of 2001 compared with $0.2 million in the second quarter of 2000.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. In addition, nonregulated electric sales have become an important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services grew to $338.9 million in the second quarter of 2001 compared with $156.0 million in the second quarter of 2000, an increase of 117%.

WPS Energy Services' Margins

The consolidated nonregulated gas margin represents nonregulated gas revenues less nonregulated gas cost of sales exclusive of intercompany transactions.

WPS Energy Services' Gas Results (Thousands)	Second Quarter
	2001	2000

Nonregulated gas revenues	$300,717	$147,009
Nonregulated gas cost of sales	297,575	145,276
Margins	$ 3,142	$ 1,733

The nonregulated gas margin at WPS Energy Services increased $1.4 million due to increased sales volumes in the second quarter of 2001. Gas revenues increased as the result of higher natural gas prices in the second quarter of 2001 and additional growth in both retail and wholesale activity.

WPS Energy Services' Electric Results (Thousands)	Second Quarter
	2001	2000

Nonregulated electric sales	$37,137	$8,501
Nonregulated electric cost of sales	32,195	6,195
Margins	$ 4,942	$2,306

Nonregulated electric sales at WPS Energy Services increased $28.6 million, and the nonregulated electric margin increased $2.6 million. Higher electric sales volumes in existing and newly-entered retail electric markets contributed to these increases.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $2.4 million in the second quarter of 2001 compared with the second quarter of 2000 due to greater payroll and other operational costs associated with business expansion.

Overview of WPS Power Development

Revenues at WPS Power Development increased $2.6 million, or 8%, due to additional sales at its ECO No. 12 synthetic fuel operation and at the Sunbury and Westwood generation plants. WPS Power Development's net income was $0.1 million in the second quarter of 2001 compared with $0.2 million in the second quarter of 2000. Additional tax credits of approximately $1.4 million from its ECO No. 12 synthetic fuel operation significantly reduced the effective federal income tax rate in the second quarter of 2001.

WPS Power Development's Margins
WPS Power Development's Generation Operating Results (Thousands)	Second Quarter
	2001	2000

Nonregulated other revenues	$34.5	$31.9
Nonregulated other cost of sales	27.2	23.4
Margins	$ 7.3	$ 8.5

WPS Power Development experienced a decrease of $1.2 million in its margin on generation activities in the second quarter of 2001. This decrease was due to higher purchased power expense and higher fuel costs at its Sunbury generation plant as the result of purchasing coal at current market prices. WPS Power Development has filed a lawsuit against a coal supplier to recover increased fuel costs resulting from the supplier's failure to deliver under the terms of a coal supply agreement.

WPS Power Development's Other Expenses

Other operating expenses at WPS Power Development increased $1.3 million primarily due to costs associated with operations at the Westwood generation plant which WPS Power Development acquired in the third quarter of 2000.

Overview of Holding Company and Other Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the activities at Wisconsin Public Service and Upper Peninsula Power that are nonutility. Holding Company and Other operations experienced a loss of $2.1 million in the second quarter of 2001 compared with a loss of $0.3 million in the second quarter of 2000. Expenses increased $2.4 million as the result of the requirement to mark to market an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price peaks through August of 2001. A similar electric energy contract at WPS Resources was in a slight gain position in the second quarter of 2000.

Wisconsin Public Service recognized a one-time before-tax gain of $3.8 million on the sale of a combustion turbine in the second quarter of 2000 with no comparable extraordinary gain in the second quarter of 2001.

Six Months 2001 Compared with Six Months 2000

WPS Resources Overview

WPS Resources' six months 2001 and six months 2000 results of operations are shown in the following chart:

	Six Months
WPS Resources' Results (Millions, except per share amounts)	2001	2000	Change

Consolidated operating revenues	$1,574.6	$773.5	104%
Net income	35.2	40.6	(13%)
Basic and diluted earnings per share	$1.28	$1.53	(16%)

The increase in higher consolidated operating revenues was primarily due to an increase in gas revenues at WPS Energy Services and Wisconsin Public Service largely as a result of higher natural gas prices and also due to sales volume growth. Increased gas and electric margins at WPS Energy Services contributed positively to overall earnings. The primary reasons for the lower income were a change in the electric utility sales mix, the effect of adjusting an electric energy contract from cost to fair market value, and a decrease in margin at WPS Power Development. In addition, other operating expenses increased for all segments.

Overview of Utility Operations

Net income from electric utility operations was $26.1 million in the first six months of 2001 compared with $30.3 million in the first six months of 2000. Net income from gas utility operations was $9.1 million in the first six months of 2001 and 2000.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions.

WPS Resources' Consolidated Electric Utility Results (Thousands)	Six Months
	2001	2000

Revenues	$320,451	$303,954
Fuel and purchased power costs	105,013	94,183
Margins	$215,438	$209,771

Sales in kilowatt-hours	6,207,885	6,132,825

Our consolidated electric utility margin increased $5.7 million due to an increase in Wisconsin retail electric rates and higher sales volumes. Also affecting the margin was a change in the customer mix at Wisconsin Public Service. Sales volumes to lower margin, wholesale customers were up 9% while sales to higher margin, large commercial and industrial customers were down 4% largely due to a slow down in economic conditions. Sales to residential customers were up 3%.

Our consolidated fuel expense for production plants increased $2.6 million, or 4%. Of this amount, $1.4 million was the result of increased fuel costs at Wisconsin Public Service's combustion turbine generation plants. Fuel costs at the combustion turbine generation plants increased 75% as the result of higher natural gas prices in 2001. Our consolidated purchased power expense increased $8.3 million, or 23%, largely as a result of an increase in the average cost per kilowatt-hour of purchases and a 5% increase in volumes purchased at Wisconsin Public Service in the first six months of 2001.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $6.1 million, or 14%, for the first six months of 2001 compared with the first six months of 2000.

Wisconsin Public Service's Gas Utility Results (Thousands)	Six Months
	2001	2000

Revenues	$214,088	$120,189
Purchase costs	164,305	76,475
Margins	$ 49,783	$43,714

Throughput in therms	395,032	382,704

The increase in gas margin was due to a 1.5% increase in Wisconsin retail gas rates and higher throughput volumes.

Weather was 2% warmer than normal in the first six months of 2001, but 3% colder than the same period in 2000. Gas throughput volumes were lower than expected due to a 14% decrease in throughput volumes to gas transport customers in the first quarter of 2001.

Wisconsin Public Service's gas revenues increased $93.9 million, or 78%, as the result of an increase in the average unit cost of natural gas, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $87.8 million, or 115%, largely due to a higher average cost of gas. The higher natural gas prices experienced in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $17.6 million largely due to increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased benefit and other administrative expenses, and higher transmission costs as the result of the establishment of American Transmission Company, LLC. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred pending potential future rate recovery.

Lower earnings of $9.8 million on the nuclear decommissioning fund resulted in decreased other income at Wisconsin Public Service. Due to regulatory requirements, this lower income was offset by decreased depreciation expense resulting in no net income impact.

Overview of Nonregulated Operations

WPS Energy Services' net income increased to $2.2 million in the first six months of 2001 compared with $1.3 million in the same period of 2000. WPS Power Development's net income increased to $1.7 million in the first six months of 2001 compared with $1.3 million in the first six months of 2000.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. In addition, nonregulated electric sales have become an important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services grew to $973.1 million in the first six months of 2001 compared with $302.0 million in the first six months of 2000, an increase of 222%.

WPS Energy Services' Margins
WPS Energy Services' Gas Results (Thousands)	Six Months
	2001	2000

Nonregulated gas revenues	$915,386	$289,381
Nonregulated gas cost of sales	909,261	283,949
Margins	$ 6,125	$ 5,432

The nonregulated gas margin at WPS Energy Services increased $0.7 million, or 13%, due to increased sales volumes. Gas revenues increased primarily as the result of higher natural gas prices in 2001 and additional growth in both retail and wholesale activity.

WPS Energy Services' Electric Results (Thousands)	Six Months
	2001	2000

Nonregulated electric sales	$55,677	$11,726
Nonregulated electric cost of sales	49,436	9,029
Margins	$ 6,241	$ 2,697

Nonregulated electric sales at WPS Energy Services increased $44.0 million, and the nonregulated electric margin increased $3.5 million. Higher electric sales volumes in existing and newly-entered retail electric markets contributed to these increases.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $3.2 million in the first six months of 2001 due to greater payroll and other operational costs associated with business expansion.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services began to mark to market its energy contracts in the first quarter of 2000. At June 30, 2001, WPS Energy Services had "Assets from Risk Management Activities" of $377.7 million which represents receivables based on the fair value of energy contracts and had "Liabilities from Risk Management Activities" of $342.6 million which represents payables based on the fair value of energy contracts. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

Revenues at WPS Power Development increased $15.2 million, or 25%, due to additional sales at its ECO No. 12 synthetic fuel operation and at the Sunbury and Westwood generation plants. WPS Power Development's net income increased to $1.7 million in the first six months of 2001 compared with $1.3 million in the first six months of 2000. The increase in income was primarily due to additional tax credits of approximately $4.9 million from its ECO No. 12 synthetic fuel operation. Additional tax credits significantly reduced the effective federal income tax rate in the first six months of 2001. Partially offsetting the additional tax credits were a lower margin on operating activities and higher operating expenses.

WPS Power Development's Margins
WPS Power Development's Generation Operating Results (Thousands)	Six Months
	2001	2000

Nonregulated other revenues	$76.2	$61.0
Nonregulated other cost of sales	63.2	43.8
Margins	$13.0	$17.2

WPS Power Development experienced a decrease of $4.2 million in its margin on generation activities in the first six months of 2001. This decrease was due to higher purchased power expense and higher fuel costs at its Sunbury plant as the result of purchasing coal at current market prices. WPS Power Development has filed a lawsuit against a coal supplier to recover increased fuel costs resulting from the supplier's failure to deliver under the terms of a coal supply agreement.

WPS Power Development's Other Expenses

Other operating expenses at WPS Power Development increased $4.4 million due to costs associated with accelerated maintenance at the Sunbury plant and the operations of the Westwood plant which WPS Power Development acquired in the third quarter of 2000.

Overview of Holding Company and Other Operations

Holding Company and Other operations experienced a loss of $3.8 million in the first six months of 2001 compared with a loss of $1.4 million in the first six months of 2000. Expenses increased $3.3 million as the result of the requirement to mark to market an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price peaks through August of 2001. A similar electric energy contract at WPS Resources was in a slight gain position in the first six months of 2000.

Wisconsin Public Service recognized a one-time before-tax gain of $3.8 million on the sale of a combustion turbine in 2000 compared with a one-time before-tax gain of $0.8 million on the sale of property in 2001.

FINANCIAL CONDITION - WPS RESOURCES

Investments and Financing

Payments for return of capital of $10.0 million were paid by Wisconsin Public Service to WPS Resources in the first six months of 2001. Equity contributions of $40.0 million were made by WPS Resources to Wisconsin Public Service in the first six months of 2001. These payments and equity contributions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order. WPS Resources also contributed $54.8 million of equity to Wisconsin Public Service for the Wisconsin Fuel and Light acquisition.

Cash requirements exceeded internally generated funds by $37.3 million in the first six months of 2001. Short-term borrowings through commercial paper increased $20.2 million. Our pretax interest coverage, including nonrecourse debt, was 1.92 times for the 12 months ended June 30, 2001. See the table below for WPS Resources' credit ratings.

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

Effective January 2001, we began issuing new shares of common stock for our Stock Investment Plan and for some of our stock-based employee benefit plans which we anticipate will increase equity by approximately $4.5 million per quarter for the remainder of 2001.

Wisconsin Public Service plans to sell $150.0 million of fading lien bonds in the third quarter of 2001, with part of the proceeds used to refinance $53.1 million of existing 8.8% bonds. WPS Resources anticipates issuing $50-$100 million of common stock in the fourth quarter of 2001.

The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors.

In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. At the time of issuance of the refunding bonds, WPS Westwood Generation, LLC, a subsidiary of WPS Power Development, owned the original bonds, the proceeds of which were used in substantial part to finance the construction of facilities. Upon issuance of the refunding bonds, the original bonds were paid off. WPS Westwood Generation was paid $27.0 million from the proceeds of the refunding bonds for the retirement of the original bonds plus accrued interest. WPS Westwood Generation is now obligated to pay the refunding bonds. WPS Resources agreed to guaranty WPS Westwood Generation's obligation to provide sufficient funds to pay the refunding bonds and the related obligations and indemnities.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $500 million in the aggregate for the 2001 through 2003 period including expenditures for the replacement of the Kewaunee plant's steam generators.

In addition, other capital requirements for Wisconsin Public Service for the three-year period include contributions of approximately $7.8 million to the Kewaunee plant's decommissioning trust fund.

Upper Peninsula Power is expected to incur construction expenditures of about $30 million in the aggregate for the period 2001 through 2003, primarily for electric distribution improvements and repairs at hydro facilities.

Regulatory

On October 13, 2000, Upper Peninsula Power filed an application for a $5.6 million rate increase with the Michigan Public Service Commission. The increase includes expenditures for government mandated hydro facility projects and additional investments in an automated meter reading system. The rate case is progressing with a final decision expected in the third quarter of 2001.

On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail gas rates for 2002. A 12.6% return on equity was requested, with equity constituting 55% of the capital structure. These requested rate increases are largely due to costs associated with joining American Transmission Company and improvements at the Kewaunee plant. The Public Service Commission of Wisconsin is expected to issue a rate order in the first quarter of 2002.

American Transmission Company, LLC

On June 30, 2001, Upper Peninsula Power transferred transmission assets with a net book value of approximately $22 million to American Transmission Company. In return, Upper Peninsula Power received a cash payment of approximately $10 million and a 3.5% ownership interest in American Transmission Company.

Kewaunee Nuclear Plant

The Kewaunee Nuclear Plant's co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment to the incremental costs associated with compliance with the Nuclear Regulatory Commission requirements beginning March 27, 2001. Deferred costs are subject to review by the Public Service Commission of Wisconsin in a future rate filing. Approximately $1 million has been deferred through June 30, 2001.

The Kewaunee plant is scheduled for a refueling outage in September of 2001. New steam generators will be installed during this outage at a cost of approximately $120 million. Wisconsin Public Service's share of this cost is approximately $71 million. The outage is expected to last approximately 71 days.

Generation Facilities

WPS Power Development has begun construction of a 50-megawatt electric cogeneration facility adjacent to Appleton Coated, LLC, a paper manufacturing plant located in Combined Locks, Wisconsin. We expect the natural gas-fired combustion turbine to be on line in the fourth quarter of 2001 with the heat recovery system completed in the first quarter of 2002. WPS Energy Services will market the electric energy produced through the wholesale electric marketplace.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 58% of revenues for the first six months of 2001, while gas operations accounted for 42% of revenues for the first six months of 2001.

Second Quarter 2001 Compared with Second Quarter 2000

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's second quarter 2001 and second quarter 2000 results of operations are shown in the following chart:

	Second Quarter
Wisconsin Public Service's Results (Millions)	2001	2000	Change

Operating revenues	$197.4	$183.1	8%
Net income	13.2	11.7	13%

The increase in net income was primarily due to higher electric and gas margins in the second quarter of 2001 compared with the second quarter of 2000. Partially offsetting these higher margins were increased operating expenses and a change in the electric sales mix.

Electric Utility Operations

The electric utility margin represents electric revenue less cost of sales.

Wisconsin Public Service Electric Utility Results (Thousands)	Second Quarter
	2001	2000

Revenues	$145,782	$139,090
Fuel and purchased power costs	48,923	47,890
Margins	$ 96,859	$ 91,200

Sales in kilowatt-hours	2,983,708	2,969,639

Wisconsin Public Service's electric utility margin increased $5.7 million primarily due to an increase in Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 5.4% rate increase for Wisconsin Public Service's Wisconsin retail electric customers effective January 1, 2001. Also affecting the margin was a change in the customer mix. Sales volumes to lower margin, wholesale customers were up 3% while sales to higher margin, large commercial and industrial customers were down 3% largely due to a slow-down in economic conditions.

Fuel expense for production plants decreased $2.7 million, or 9%. Of this amount, $2.3 million was the result of decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants. The Kewaunee Nuclear Power Plant was off-line for its scheduled outage in the second quarter of 2000; thus, generation requirements from the combustion turbines were higher last year second quarter than this year. As a result, generation requirements from the combustion turbines dropped 63% in the second quarter of 2001 compared with the second quarter of 2000. Wisconsin Public Service is a 41.2% owner of the Kewaunee plant. Purchased power expense increased $3.7 million largely as a result of a 22% increase in the average cost per kilowatt-hour of purchases.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Fuel and purchased power expenses at Wisconsin Public Service are currently projected to be slightly outside the lower end of the range, and we are evaluating the potential for filing a Wisconsin retail electric rate reduction which would be effective for the remainder of 2001.

Gas Utility Operations

The gas utility margin represents gas revenues less purchases. Effective April 1, 2001 the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Thousands)	Second Quarter
	2001	2000

Revenues	$51,581	$44,002
Purchase costs	32,714	28,841
Margins	$18,867	$15,161

Throughput in therms	148,107	135,184

The gas utility margin at Wisconsin Public Service increased $3.7 million due to a 10% increase in gas throughput volumes and a 1.5% increase in Wisconsin retail gas rates authorized by the Public Service Commission of Wisconsin effective January 1, 2001. Part of the increase in gas throughput was the result of incorporating Wisconsin Fuel and Light's operations.

Wisconsin Public Service's gas revenues increased $7.6 million as the result of an increase in the average unit cost of natural gas, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $3.9 million due to the increased throughput volumes and higher average cost of gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the second quarter of 2001 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Expenses/Income

Operation and maintenance expenses increased $8.7 million largely due to increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased benefit and other administrative expenses, storm damage, and higher transmission costs as the result of the establishment of American Transmission Company, LLC. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred pending potential future rate recovery.

Lower earnings of $5.0 million on the nuclear decommissioning fund resulted in decreased other income at Wisconsin Public Service in the second quarter of 2001. Due to regulatory requirements, this lower income was offset by decreased depreciation expense resulting in no net income impact.

Wisconsin Public Service recognized a one-time before-tax gain of $3.8 million on the sale of a combustion turbine in the second quarter of 2000 with no comparable extraordinary gain in the second quarter of 2001.

Six Months 2001 Compared with Six Months 2000

Wisconsin Public Service Overview

Wisconsin Public Service's six months 2001 and six months 2000 results of operations are shown in the following chart:

	Six Months
Wisconsin Public Service's Results (Millions)	2001	2000	Change

Operating revenues	$512.1	$400.2	28%
Net income	37.7	38.9	(3%)

The primary reasons for the lower income were an increase in operating expenses and a change in the electric utility sales mix.

Electric Utility Operations
Wisconsin Public Service's Electric Utility Results (Thousands)	Six Months
	2001	2000

Revenues	$298,057	$280,010
Fuel and purchased power costs	102,184	90,032
Margins	$195,873	$189,978

Sales in kilowatt-hours	6,123,059	6,040,044

Wisconsin Public Service's electric utility margin increased $5.9 million due to an increase in Wisconsin retail electric rates and higher sales volumes. Also affecting the margin was a change in the customer mix. Sales volumes to lower margin, wholesale customers were up 9% while sales to higher margin, large commercial and industrial customers were down 4% largely due to a slow-down in economic conditions. Sales to residential customers were up 3%.

Fuel expense for production plants increased $2.7 million, or 5%. Of this amount, $1.3 million was the result of increased fuel costs at Wisconsin Public Service's combustion turbine generation plants. Fuel costs at the combustion turbine generation plants increased 75% as the result of higher natural gas prices in 2001. Purchased power expense increased $9.5 million, or 30%, largely as a result of an increase in the average cost per kilowatt-hour of purchases coupled with a 5% increase in volumes purchased in the first six months of 2001.

Gas Utility Operations

The gas utility margin at Wisconsin Public Service increased $6.1 million, or 14%, for the first six months of 2001 compared with the first six months of 2000.

Wisconsin Public Service's Gas Utility Results (Thousands)	Six Months
	2001	2000

Revenues	$214,088	$120,189
Purchase costs	164,305	76,475
Margins	$ 49,783	$ 43,714

Throughput in therms	395,032	382,704

The increase in gas margin was due to a 1.5% increase in Wisconsin retail gas rates and higher throughput volumes.

Weather was 2% warmer than normal in the first six months of 2001, but 3% colder than the same period in 2000. Gas throughput volumes were lower than expected due to a 14% decrease in throughput volumes to gas transport customers in the first quarter of 2001.

Wisconsin Public Service's gas revenues increased $93.9 million, or 78%, as the result of an increase in the average unit cost of natural gas, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $87.8 million, or 115%, largely due to a higher average cost of gas. The higher natural gas prices experienced in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Expenses/Income

Operation and maintenance expenses increased $16.8 million largely due to increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased benefit and other administrative expenses, and higher transmission costs as the result of the establishment of American Transmission Company, LLC. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred pending potential future rate recovery.

Lower earnings of $9.8 million on the nuclear decommissioning fund resulted in decreased other income at Wisconsin Public Service. Due to regulatory requirements, this lower income was offset by decreased depreciation expense resulting in no net income impact.

Wisconsin Public Service recognized a one-time before tax gain of $3.8 million on the sale of a combustion turbine in 2000 compared with a one-time before-tax gain of $0.8 million on the sale of property in 2001.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE CORPORATION

Investments and Financing

Payments for return of capital of $10.0 million were paid by Wisconsin Public Service to WPS Resources in the first six months of 2001. Equity contributions of $40.0 million were made by WPS Resources to Wisconsin Public Service in the first six months of 2001. These payments and equity contributions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order. WPS Resources also contributed $54.8 million of equity to Wisconsin Public Service for the Wisconsin Fuel and Light acquisition.

Internally generated funds exceeded cash requirements by $14.3 million in the first six months of 2001. Short-term borrowings through commercial paper increased $2.0 million. Our pretax interest coverage was 4.23 times for the 12 months ended June 30, 2001. See the table below for Wisconsin Public Service's credit ratings.

Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA A+ A-1+	Aa1 aa2 P-1

We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt to reduce short-term debt and maintain desired capitalization ratios. Equity contributions are made as necessary to maintain the equity capitalization ratio as allowed by the Public Service Commission of Wisconsin in its most recent rate order.

The specific forms of financing, amounts, and timing will depend on the availability of projects, market conditions, and other factors. Wisconsin Public Service plans to sell $150.0 million of fading lien bonds in the third quarter of 2001, with part of the proceeds used to refinance $53.1 million of existing 8.8% bonds.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $500 million in the aggregate for the 2001 through 2003 period including expenditures for the replacement of the Kewaunee plant's steam generators.

In addition, other capital requirements for Wisconsin Public Service for the three-year period include contributions of approximately $7.8 million to the Kewaunee plant's decommissioning trust fund.

Regulatory

On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail gas rates for 2002. A 12.6% return on equity was requested, with equity constituting 55% of the capital structure. These requested rate increases are largely due to costs associated with joining American Transmission Company and improvements at the Kewaunee plant. The Public Service Commission of Wisconsin is expected to issue a rate order in the first quarter of 2002.

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

The Kewaunee plant is scheduled for a refueling outage in September of 2001. New steam generators will be installed during this outage at a cost of approximately $120 million. Wisconsin Public Service's share of this cost is approximately $71 million. The outage is expected to last approximately 71 days.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to foreign currency risk. Our exposure to interest rate risk relates primarily to ongoing short-term financing, and a long-term debt financing at WPS Power Development. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil.

WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. Our VaR amount for trading activities has not changed significantly from the amount reported in the 2000 Form 10-K. Our VaR amount for non-trading activities was calculated to be $1.9 million at June 30, 2001 compared with $4.4 million at December 31, 2000. This decrease was primarily due to a lower and less volatile forward price curve for electricity, which is used in our VaR calculation. A significant portion of the VaR amount related to non-trading activities is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation.

For purposes of this risk management disclosure, all of WPS Energy Services' activities, including all of its energy commodity purchase and sale contracts and its gas in storage inventory are classified as trading, while all of WPS Power Development's activities are classified as non-trading. Other than the above mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in the 2000 Form 10-K.

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

Notwithstanding its failure to timely perform, Finmeccanica has sought to impose back charges against Wisconsin Public Service for alleged cost overruns in an amount exceeding $10 million. Finmeccanica alleges that any delay in delivery of the replacement steam generators and related components, materials and documentation is excused because it was caused by the actions of Wisconsin Public Service.

After failing to reach a negotiated resolution of its dispute with Finmeccanica, on March 1, 2001 Wisconsin Public Service filed suit against Finmeccanica in the federal court in the Eastern District of Wisconsin. In its complaint, Wisconsin Public Service alleges that Finmeccanica's failure to timely deliver is not excused and that the delay caused substantial damages to Wisconsin Public Service.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2001 WPS Resources Annual Meeting of Shareholders on May 3, 2001, Richard A. Bemis and Robert C. Gallagher were re-elected to three-year terms on the Board of Directors. The vote was:

	Class A Directors - Term Expiring in 2004
	Richard A. Bemis	Robert C. Gallagher

Votes For	22,458,415	22,463,397
Votes Withheld	473,817	468,835
Not Voted	3,632,259	3,632,259
Total Shares Outstanding	26,564,491	26,564,491

Election of Directors requires a plurality of the votes cast at a meeting of common stockholders at which a quorum is present.

The continuing Board members are:

Class B Directors Term Expires in 2002	Class C Directors Term Expires in 2003

A. Dean Arganbright James L. Kemerling John C. Meng	Michael S. Ariens Kathryn M. Hasselblad-Pascale Larry L. Weyers William F. Protz

Also approved at the 2001 WPS Resources Annual Meeting of Shareholders were the following compensation plans:

	WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan	WPS Resources Corporation Deferred Compensation Plan	WPS Resources Corporation Non-Employee Director Deferred Compensation and Deferred Stock Unit Plan

Votes For	14,629,224	15,231,376	15,233,146
Votes Against or Withheld	3,982,691	3,380,539	3,378,769
Total Shares Voted	18,611,915	18,611,915	18,611,915
Unvoted Broker Shares	6,752,843	6,752,843	6,752,843
Unvoted Other	1,199,733	1,199,733	1,199,733
Total Shares Outstanding	26,564,491	26,564,491	26,564,491

Approval required the affirmative vote of a majority of the shares voted at the Annual Meeting of Shareholders. Shares abstaining were treated as votes against the proposal.

Item 5. Other Information

American Transmission Company, LLC

On June 30, 2001, Upper Peninsula Power Company transferred transmission assets with a net book value of approximately $22 million to American Transmission Company in exchange for a 3.5% ownership interest and approximately $10 million. Upon the completion of this transfer WPS Resources subsidiaries have a total ownership interest in American Transmission Company of 15.1%.

Kewaunee Nuclear Power Plant

Costs related to the project to replace the steam generators at the Kewaunee plant are expected to be approximately $120 million as reported at year-end 2000.  The replacement steam generators are on site and all required Pre-Service Examinations have been completed with no identifiable material problems. The new steam generators will be installed during the refueling outage scheduled for September 2001. It is anticipated that the outage will last approximately 71 days.  At the time the plant is shutdown for steam generator replacement, Wisconsin Public Service will complete the transaction with Madison Gas and Electric to acquire its 17.8% ownership interest in the plant.  With the acquisition Wisconsin Public Service will own 59% of the Kewaunee plant.  Upon completion of the steam generator replacement Wisconsin Public Service's share of the estimated costs will be approximately $71 million.

Kewaunee has continued to work on improving processes at the plant to address concerns raised by internal plant reviews and the Nuclear Regulatory Commission as a result of the Nuclear Regulatory Commission Revised Oversight Process, issued in 2000. The Nuclear Regulatory Commission has acknowledged progress on needed process improvements at the Kewaunee Nuclear Plant and also that the plant staff is progressing towards effective implementation of these revised processes. However, the needed improvements are not complete and need to continue. Currently, the plant has received all green indicators from the Nuclear Regulatory Commission indicating that remaining issues at the plant are of low safety significance. A green indicator signals performance is within expected performance levels related to cornerstone objectives. A green indicator is the highest of four indicators used by the Nuclear Regulatory Commission.

Construction of Generation Facility

WPS Power Development has begun construction of a 50-megawatt electric cogeneration facility adjacent to Appleton Coated LLC, a paper manufacturing plant located in Combined Locks, Wisconsin. The natural gas-fired combustion turbine will be on line in the fourth quarter of 2001 with the heat recovery system to be completed by the first quarter of 2002. WPS Energy Services will market the electric energy produced through the wholesale electric marketplace.

Acquisition of Generation Facilities

As reported in WPS Resources' Form 10-Q filed May 2, 2001, WPS Northern Nevada, LLC is engaged in discussion with Sierra Pacific to address recent legislation affecting the agreed upon purchase of the 545-megawatt Tracy/Pinon Power Station. Since that time additional legislation has been passed and signed into law. Although this new law does not change the prohibition on the sale of the facility until July 1, 2003, it does permit the co-development of additional generation facilities in the state. WPS Power Development has submitted a proposal to Sierra Pacific for development of additional generation facilities at the Tracy/Pinon site. The proposal has been included in Sierra Pacific's required Least Cost Resource Plan filed with the Nevada Public Utility Commission related to future generation facilities. Hearings on the proposal are scheduled for August 2001.

Energy Capacity

Wisconsin Public Service has executed a letter of intent and term sheet with an independent power producer for a ten-year period beginning in June 2003 for 150 megawatts of combustion turbine based peaking capacity and energy. In the event a final agreement cannot be reached with the independent power producer, Wisconsin Public Service is pursuing permitting of two 75-megawatt combustion turbines at its Pulliam and Weston plant sites as alternate projects.

WPS Power Development anticipates the repowering of the Stoneman generating facility by 2005.  This repowering will increase the capability of this facility from 53 megawatts to at least 250 megawatts of coal capacity.

SkyGen Energy Corporation, an independent power producer is committed to converting its De Pere Energy Center to a combined-cycle mode of operation by 2004, increasing its capacity by 56 MW. The entire 232-megawatt unit will be converted to a combined-cycle facility. The facility will provide Wisconsin Public Service with intermediate capacity needs for the near future.

Wisconsin Public Service anticipates it will need additional base load capacity in 2007. Preliminary plans are to site a 500-megawatt coal fired base load plant at either its Pulliam or Weston plant sites.

Sunbury Coal Contract

In 2000, Sunbury Generation, LLC, a subsidiary of WPS Power Development, reached an agreement with a coal supplier to supply synthetic fuel to the Sunbury plant for the 13-month period beginning December 1, 2000. In March 2001, the supplier discontinued delivery of synthetic fuel under the agreement. In March 2001, Sunbury Generation, LLC filed suit against the coal supplier for breach of contract and breach of duty of good faith and fair dealing. The suit seeks damages in excess of $3.0 million representing anticipated additional costs incurred to acquire substitute fuel for the remaining term of the original agreement. A court decision is expected in 2002.

Capital Requirements

WPS Resources anticipates issuing the following additional debt and equity financing in 2001:

Entity	2001 Time Period	Security	Amount

WPS Resources	Fourth quarter	Common stock	$50-100 million
Wisconsin Public Service	Third quarter	Fading lien bonds	$150 million

Specific forms of financing, amounts, and timing is dependent on market conditions, availability of projects, and other factors.

Dividends

On July 12, 2001, the Board of Directors of WPS Resources declared a dividend of 52-1/2 cents per share on common stock payable on September 20, 2001 to shareholders of record August 31, 2001. This is an increase of one cent per share over the preceding quarter.

Officers

On June 5, 2001, WPS Resources announced the hiring of Joseph P. O'Leary as its Senior Vice President and Chief Financial Officer. Mr. O'Leary replaces Daniel P. Bittner who retired as WPS Resources' Senior Vice President and Chief Financial Officer after 35 years of service.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends Wisconsin Public Service Corporation

	(b)	Report on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: August 3, 2001	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: August 3, 2001	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends Wisconsin Public Service Corporation