Form 10-Q
period 2001-09-30
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2001-11-01
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 28,726,438 shares outstanding at September 30, 2001

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at September 30, 2001

______________________________________________________________________________
______________________________________________________________________________
WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income, Comprehensive Income, and Retained Earnings	4
	Consolidated Balance Sheets	5
	Consolidated Statements of Capitalization	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income and Comprehensive Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11
	Consolidated Statements of Retained Earnings	12

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Wisconsin Public Service Corporation	13 - 16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	17 - 28
	Wisconsin Public Service Corporation	29 - 34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

PART II.	OTHER INFORMATION	36

Item 5.	Other Information	36 - 37

Item 6.	Exhibits and Reports on Form 8-K	37

Signatures		38 - 39

EXHIBIT INDEX		40

FORWARD-LOOKING STATEMENTS

Except for historical data and statements of current fact, the information contained or incorporated by reference in this Form 10-Q constitutes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any references to plans, goals, beliefs or expectations in respect to future events and conditions or to estimates are forward-looking statements. Although we believe that statements of our expectations are based on reasonable assumptions, forward-looking statements are inherently uncertain and subject to risks and should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements included or incorporated in this Form 10-Q include, but are not limited to, statements regarding:

  expectations regarding future revenues,
  estimated future capital expenditures,
  the expected costs of purchased power in the future,
  the costs of decommissioning nuclear generating plants,
  the recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites, and statements in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding trends or estimates.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing and costs. Some risk factors that could cause results different from any forward-looking statement include:
  the speed and degree to which competition enters the electric and natural gas industries, the adoption of, or changes in, state and federal legislation, regulation, interpretation or enforcement, the adoption of new regulatory initiatives,
  changes in the economic climate,
  changes in the direction and amount of industrial, commercial and residential growth, the adoption of new, or changes in the interpretation of environmental regulations or unanticipated environmental problems or proceedings, the weather,
  the timing and extent of changes in commodity prices,
  the timing and extent of changes in interest rates,
  acts of terrorism,
  availability of generating facilities,
  changes in the capital markets, and
  opportunities for expansion in nonregulated energy markets.

We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events or circumstances after the date of this Form 10-Q.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,	Three Months Ended		Nine Months Ended
AND RETAINED EARNINGS	September 30		September 30
(Thousands, except per share amounts)	2001	2000	2001	2000

Operating revenues
Electric utility	$180,421	$162,706	$ 500,872	$ 466,660
Gas utility	34,536	38,564	248,624	158,753
Nonregulated gas	214,804	216,565	1,126,803	501,959
Nonregulated electric and other	87,304	39,050	215,368	102,497
Total operating revenues	517,065	456,885	2,091,667	1,229,869

Operating expenses
Utility electric production fuels	34,150	36,239	94,957	94,479
Utility purchased power	29,116	17,724	73,322	53,667
Utility gas purchased for resale	18,153	27,462	179,479	100,744
Nonregulated gas cost of sales	212,386	214,335	1,121,294	498,737
Nonregulated electric and other cost of sales	72,246	25,906	180,109	67,274
Other operating expenses	67,228	55,482	210,820	169,456
Maintenance	16,998	17,154	51,487	55,034
Depreciation and decommissioning	21,231	24,525	60,758	79,447
Taxes other than income	8,575	8,235	26,520	26,009
Total operating expenses	480,083	427,062	1,998,746	1,144,847
Operating income	36,982	29,823	92,921	85,022

Other income
Allowance for equity funds used during construction	343	466	1,229	1,233
Other, net	6,250	567	12,208	20,441
Total other income	6,593	1,033	13,437	21,674
Income before interest expense	43,575	30,856	106,358	106,696

Interest on long-term debt	11,142	11,164	33,345	30,706
Other interest	3,364	2,499	9,949	8,068
Allowance for borrowed funds used during construction	(500)	(431)	(1,492)	(2,361)
Total interest expense	14,006	13,232	41,802	36,413

Distributions - preferred securities of subsidiary trust	873	874	2,625	2,625

Income before income taxes	28,696	16,750	61,931	67,658
Income taxes	6,094	3,105	2,556	11,871
Preferred stock dividends of subsidiaries	778	778	2,333	2,333
Net income	21,824	12,867	57,042	53,454

Other comprehensive income
Cash flow hedge (1)	(2,460)	-	(4,800)	-
Comprehensive income	19,364	12,867	52,242	53,454

Retained earnings at beginning of period	359,386	355,552	354,756	341,701
Cash dividends on common stock	14,969	13,600	43,217	40,336
Retained earnings at end of period	$363,781	$354,819	$ 363,781	$ 354,819

Average shares of common stock	28,720	26,407	27,925	26,479
Basic and diluted earnings per average share of common stock (2)	$0.76	$0.49	$2.04	$2.02
Dividend per share of common stock	$0.525	$0.515	$1.555	$1.525

The accompanying notes are an integral part of these statements.

(1) Refer to Note 7, "Price Risk Management Activities."
(2) Refer to Note 3, "Earnings Per Share."

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS	September 30	December 31
(Thousands)	2001	2000
ASSETS

Utility plant
Electric	$1,842,155	$1,893,358
Gas	382,768	302,942
Property under capital lease	74,130	74,130
Net	2,299,053	2,270,430
Less - Accumulated depreciation and decommissioning	1,479,047	1,365,367
Total	820,006	905,063
Nuclear decommissioning trusts	290,257	207,224
Construction in progress	102,634	69,997
Nuclear fuel, less accumulated amortization of $247,062 at September 30, 2001 and $167,730 at December 31, 2000	25,495	16,040
Net utility plant	1,238,392	1,198,324

Current assets
Cash and equivalents	27,160	12,789
Customer and other receivables, net of reserves of $5,714 at September 30, 2001 and $4,205 at December 31, 2000	187,501	317,808
Accrued revenues	31,076	83,905
Fossil fuel, at average cost	23,121	18,122
Gas in storage	72,373	65,975
Materials and supplies, at average cost	32,253	31,373
Assets from risk management activities	459,242	642,481
Prepayments and other	22,874	28,718
Total current assets	855,600	1,201,171

Regulatory assets	88,687	74,579
Nonutility and nonregulated plant, net of accumulated depreciation of $18,376 at September 30, 2001 and $13,341 at December 31, 2000	179,872	113,683
Pension assets	84,491	62,992
Goodwill	36,118	-
Investments and other assets	171,876	165,393
Total	$2,655,036	$2,816,142

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 620,503	$ 542,777
Preferred stock of subsidiary with no mandatory redemption	51,146	51,168
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely WPS Resources Corporation 7.00% subordinated debentures	50,000	50,000
Long-term capital lease obligation	72,487	72,955
Long-term debt	708,077	587,017
Total capitalization	1,502,213	1,303,917

Current liabilities
Current portion of long-term debt and capital lease obligation	6,348	8,311
Notes payable	10,000	10,000
Commercial paper	69,348	119,557
Accounts payable	217,240	334,311
Accrued taxes	17,400	11,217
Accrued interest	13,866	9,882
Liabilities from risk management activities	436,758	659,468
Other	21,458	29,866
Total current liabilities	792,418	1,182,612

Long-term liabilities and deferred credits
Accumulated deferred income taxes	92,901	100,463
Accumulated deferred investment tax credits	21,441	23,963
Regulatory liabilities	68,713	50,641
Environmental remediation liabilities	45,339	38,867
Postretirement liabilities	54,876	47,267
Other long-term liabilities	77,135	68,412
Total long-term liabilities and deferred credits	360,405	329,613
Total	$2,655,036	$2,816,142

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	September 30	December 31
(Thousands, except share amounts)	2001	2000

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized; 29,039,558 shares issued at September 30, 2001 and 26,851,034 shares issued at December 31, 2000	$ 29,039	$ 26,851
Premium on capital stock	239,535	172,451
Retained earnings	363,781	354,756
Treasury stock, 313,120 shares at average cost of $24.75 at September 30, 2001 and 336,385 shares at average cost of $24.23 at December 31, 2000	(7,751)	(8,149)
Shares in deferred compensation trust; 133,994 shares at an average cost of $30.61 per share at September 30, 2001 and 105,179 shares at an average cost of $29.78 per share at December 31, 2000	(4,101)	(3,132)
Total common stock equity	620,503	542,777

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized; with no mandatory redemption
Shares Outstanding
September 30 December 31
Series 2001 2000
5.00% 131,500 131,720	13,150	13,172
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 49,980	4,998	4,998
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock with no mandatory redemption	51,146	51,168

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely WPS Resources Corporation 7.00% subordinated debentures	50,000	50,000

Capital lease obligation - Wisconsin Public Service Corporation	73,117	73,585
Less current portion	(630)	(630)
Net capital lease obligation	72,487	72,955

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6.125% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	-	53,100
7.125% 2023	50,000	50,000

Senior notes - Wisconsin Public Service Corporation (1)
Series Year Due
6.08% 2028	50,000	50,000
6.125% 2011	150,000	-

First mortgage bonds - Upper Peninsula Power Company
Series Year Due
7.94% 2003	15,000	15,000
10.0% 2008	3,000	3,000
9.32% 2021	18,000	18,000

Unsecured senior notes - WPS Resources Corporation
Series Year Due
7.00% 2009	150,000	150,000
Term loans - nonrecourse, secured by nonregulated assets	97,785	102,742
Tax exempt bonds	27,000	-
Notes payable to bank, secured by nonregulated plant	19,725	19,342
Senior secured note	3,446	3,542
Other long-term debt	119	119
Total	715,150	595,920
Unamortized discount and premium on bonds and debt securities, net	(1,355)	(1,222)
Total long-term debt	713,795	594,698
Less current portion	(5,718)	(7,681)
Net long-term debt	708,077	587,017
Total capitalization	$1,502,213	$1,303,917

The accompanying notes are an integral part of these statements.

(1) Refer to Note 6, "Issuance of Notes."

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
(Thousands)	September 30
	2001	2000

Cash flows from operating activities
Net income	$ 57,042	$ 53,454

Adjustments to reconcile net income to net cash from operating activities
Depreciation and decommissioning	60,758	79,447
Gain on nuclear decommissioning trust	(3,112)	(13,747)
Amortization of nuclear fuel and other	11,128	14,372
Deferred income taxes	(6,457)	3,796
Investment tax credit restored	(1,262)	(1,341)
Allowance for equity funds used during construction	(1,229)	(1,233)
Gain on sale of property	-	(3,750)
Pension income	(4,823)	(3,754)
Postretirement funding	3,794	(2,739)
Other, net	7,659	6,133

Changes in
Customer and other receivables	139,647	(35,835)
Accrued revenues	55,787	11,518
Fossil fuel inventory	(5,895)	5,223
Gas in storage	(5,473)	(18,463)
Risk management assets and liabilities	(42,621)	(3,825)
Miscellaneous assets	7,282	(10,698)
Accounts payable	(125,214)	68,609
Accrued taxes	(14,066)	(2,921)
Miscellaneous current and accrued liabilities	6,102	(8,955)
Net cash from operating activities	139,047	135,291

Cash flows from investing activities
Construction of utility plant and nuclear fuel expenditures	(136,376)	(117,321)
Construction of nonregulated plant	(19,505)	(8,481)
Purchase of other property and equipment	(28,568)	(31,025)
Decommissioning funding	(1,971)	(6,450)
Return of capital on equity method investment	42,292	-
Proceeds from sale of property	88	31,144
Other	(3,019)	(6,185)
Net cash used for investing activities	(147,059)	(138,318)

Cash flows from financing activities
Issuance of bonds	150,000	-
Redemption of bonds	(53,100)	-
Issuance of other long-term debt	30,234	84,898
Redemptions of other long-term debt	(7,904)	(4,438)
Issuance of commercial paper	1,550,402	610,476
Redemptions of commercial paper	(1,600,611)	(640,336)
Cash dividends on common stock	(43,217)	(40,336)
Issuance of common stock	13,949	192
Purchase of treasury and deferred compensation shares	(694)	(10,297)
Redemption of obligations acquired in purchase business combination	(15,829)	-
Other	(847)	398
Net cash from financing activities	22,383	557
Net increase (decrease) in cash and equivalents	14,371	(2,470)
Cash and equivalents at beginning of period	12,789	10,547
Cash and equivalents at end of period	$ 27,160	$ 8,077

Cash paid during period for
Interest, less amount capitalized	$36,573	$32,503
Income taxes	15,825	22,562
Preferred stock dividends of subsidiary	2,333	2,333

The accompanying notes are an integral part of these statements.

Supplemental schedule of noncash investing and financing activities for 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $93.5 million of transmission assets for approximately 15% equity interest in American Transmission Company, LLC.

2. WPS Resources acquired the assets and liabilities of Wisconsin Fuel and Light Company in exchange for 1.8 million shares of WPS Resources common stock.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	Three Months Ended		Nine Months Ended
(Thousands)	September 30		September 30
	2001	2000	2001	2000

Operating revenues
Electric	$168,911	$151,482	$466,968	$431,492
Gas	35,332	38,564	249,420	158,753
Total operating revenues	204,243	190,046	716,388	590,245

Operating expenses
Electric production fuels	33,200	35,833	93,785	93,748
Purchased power	28,265	16,895	69,864	49,012
Gas purchased for resale	19,925	27,433	184,230	103,908
Other operating expenses	43,442	37,114	141,721	115,215
Maintenance	15,875	15,178	48,089	50,767
Depreciation and decommissioning	17,982	21,024	50,491	68,533
Federal income taxes	10,602	6,334	27,648	23,534
Investment tax credit restored	(393)	(402)	(1,156)	(1,204)
State income taxes	2,508	2,117	6,303	6,435
Gross receipts tax and other	7,558	7,011	23,318	21,696
Total operating expenses	178,964	168,537	644,293	531,644
Operating income	25,279	21,509	72,095	58,601

Other income and (deductions)
Allowance for equity funds used during construction	343	466	1,229	1,233
Other, net	4,688	2,396	12,461	20,056
Income taxes	(157)	(326)	(1,478)	(2,035)
Total other income	4,874	2,536	12,212	19,254
Income before interest expense	30,153	24,045	84,307	77,855
Interest expense
Interest on long-term debt	6,188	5,188	17,095	16,107
Other interest	2,269	2,732	7,302	7,052
Allowance for borrowed funds used during construction	(500)	(431)	(1,492)	(2,361)
Total interest expense	7,957	7,489	22,905	20,798
Minority interest	(539)	-	(539)	-
Net income	21,657	16,556	60,863	57,057
Preferred stock dividend requirements	778	778	2,333	2,333
Earnings on common stock	20,879	15,778	58,530	54,724
Other comprehensive income	-	-	-	-
Comprehensive income	$ 20,879	$ 15,778	$ 58,530	$ 54,724

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS	September 30	December 31
(Thousands)	2001	2000
ASSETS

Utility plant
Electric	$1,689,438	$1,698,843
Gas	382,768	302,942
Property under capital lease	74,130	74,130
Total	2,146,336	2,075,915
Less - Accumulated depreciation and decommissioning	1,401,289	1,268,949
Total	745,047	806,966
Nuclear decommissioning trusts	290,257	207,224
Construction in progress	92,800	64,593
Nuclear fuel, less accumulated amortization of $247,062 at September 30, 2001 and $167,730 at December 31, 2000	25,495	16,040
Net utility plant	1,153,599	1,094,823

Current assets
Cash and equivalents	2,544	4,375
Customer and other receivables, net of reserves of $3,503 at September 30, 2001 and $3,367 at December 31, 2000	86,421	92,058
Accrued utility revenues	23,174	56,826
Fossil fuel, at average cost	12,937	11,223
Gas in storage, at average cost	43,646	21,682
Materials and supplies, at average cost	23,951	22,241
Assets from risk management activities	4,895	-
Prepayments and other	18,729	23,020
Total current assets	216,297	231,425

Regulatory assets	86,522	72,367
Nonutility plant, net of accumulated depreciation of $202 at September 30, 2001 and $174 at December 31, 2000	1,202	1,168
Pension assets	84,491	62,992
Goodwill	35,618	-
Investments and other assets	79,211	40,471
Total	$1,656,940	$1,503,246

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 641,677	$ 567,757
Preferred stock with no mandatory redemption	51,188	51,188
Capital lease obligation	72,487	72,955
Long-term debt to parent	13,231	13,476
Long-term debt	380,316	283,594
Total capitalization	1,158,899	988,970

Current liabilities
Current portion of capital lease obligation	630	630
Note payable	10,000	10,000
Commercial paper	25,000	60,000
Accounts payable	68,220	96,728
Accrued interest and taxes	12,295	12,389
Other	7,279	14,776
Total current liabilities	123,424	194,523

Long-term liabilities and deferred credits
Accumulated deferred income taxes	124,950	109,024
Accumulated deferred investment tax credits	19,984	21,946
Regulatory liabilities	61,296	42,729
Environmental remediation liability	43,871	37,367
Postretirement liabilities	54,876	47,267
Other long-term liabilities	69,641	61,420
Total long-term liabilities and deferred credits	374,618	319,753
Total	$1,656,941	$1,503,246

The accompanying notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	September 30	December 31
(Thousands, except share amounts)	2001	2000

Common stock equity
Common stock	$ 95,588	$ 95,588
Premium on capital stock	302,767	242,877
Retained earnings	243,322	229,292
Total common stock equity	641,677	567,757

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized; with no mandatory redemption
Shares Outstanding
September 30 December 31
Series 2001 2000
5.00% 131,920 131,920	13,192	13,192
5.04% 29,980 29,980	2,998	2,998
5.08% 49,980 49,980	4,998	4,998
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock	51,188	51,188

Capital lease obligation	73,117	73,585
Less current portion	(630)	(630)
Net capital lease obligation	72,487	72,955

Long-term debt to parent
Series Year Due
8.76% 2015	5,464	5,567
7.35% 2016	7,767	7,909
Total long-term debt to parent	13,231	13,476

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6.125% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	-	53,100
7.125% 2023	50,000	50,000
Senior notes (1)
6.08% 2028	50,000	50,000
6.125% 2011	150,000	-
Total	381,075	284,175
Unamortized discount and premium on bonds, net	(878)	(700)
Total first mortgage bonds	380,197	283,475
Other long-term debt	119	119
Total long-term debt	380,316	283,594
Total capitalization	$1,158,899	$988,970

The accompanying notes are an integral part of these statements.

(1) Refer to Note 6. "Issuance of Notes."

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
(Thousands)	September 30
	2001	2000

Cash flows from operating activities
Net income	$ 60,863	$ 57,057

Adjustments to reconcile net income to net cash from
operating activities
Depreciation and decommissioning	50,491	68,533
Gain on nuclear decommissioning trust	(3,112)	(13,747)
Amortization of nuclear fuel and other	6,078	10,974
Deferred income taxes	13,625	3,453
Investment tax credit restored	(1,157)	(1,204)
Allowance for equity funds used during construction	(1,229)	(1,233)
Gain on sale of property	-	(3,750)
Pension income	(4,823)	(3,754)
Postretirement funding	3,794	(2,739)
Other, net	2,519	(5,866)

Changes in
Customer and other receivables	15,455	10,700
Accrued utility revenues	36,610	11,712
Fossil fuel inventory	(1,702)	6,379
Gas in storage	(21,039)	(8,545)
Miscellaneous assets	4,899	(6,095)
Accounts payable	(36,651)	9,687
Miscellaneous current and accrued liabilities	(13,200)	(5,051)
Accrued taxes	160	2,847
Net cash from operating activities	111,581	129,358

Cash flows from investing activities
Construction of utility plant and nuclear fuel expenditures	(127,636)	(111,854)
Decommissioning funding	(1,971)	(6,450)
Purchase of other property and equipment	(17,487)	(50)
Proceeds from sale of property	88	31,144
Return of capital on equity method investment	32,307	-
Other	(2,238)	4,335
Net cash used for investing activities	(116,937)	(82,875)

Cash flows from financing activities
Proceeds from issuance of commercial paper	590,000	414,000
Redemptions of commercial paper	(625,000)	(413,000)
Redemption of bonds	(53,100)	-
Issuance of senior notes	150,000	-
Equity infusion from parent	40,000	45,000
Dividend to parent	(44,500)	(91,000)
Preferred stock dividends	(2,333)	(2,333)
Equity withdrawal by parent	(35,000)	-
Redemption of obligations acquired in purchase business combination	(15,829)	-
Other	(713)	(282)
Net cash from (used for) financing activities	3,525	(47,615)
Net decrease in cash and equivalents	(1,831)	(1,132)
Cash and equivalents at beginning of period	4,375	3,428
Cash and equivalents at end of period	$ 2,544	$ 2,296

Cash paid during period for
Interest, less amount capitalized	$ 19,390	$ 19,542
Income taxes	38,075	36,445

The accompanying notes are an integral part of these statements.

Supplemental schedule of noncash investing activities for 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $71.3 million of transmission assets for a 11.6% equity interest in American Transmission Company, LLC.

2. Wisconsin Public Service acquired the assets and liabilities of Wisconsin Fuel and Light Company in exchange for additional paid in capital from WPS Resources of $54.8 million.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS	Nine Months Ended
(Thousands)	September 30
	2001	2000

Balance at beginning of period	$229,292	$263,922
Add net income	60,863	57,057
	290,155	320,979
Deduct
Cash dividends declared on preferred stock	2,333	2,333
Dividend to parent	44,500	91,000
	46,833	93,333

Balance at end of period	$243,322	$227,646

The accompanying notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

NOTE 2. INCOME TAXES

WPS Resources' income tax expense and effective income tax rate for the nine months ended September 30, 2001, is a tax expense of $2.6 million (4.1%) compared to a tax expense of $11.9 million (17.5%) for the same period in 2000.  The primary reasons for the change are the effect of Section 29 tax credits and lower consolidated book income before tax.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted earnings per share. Potentially dilutive items include in-the-money stock options. The calculation of diluted earnings per share for the periods shown excludes out-of-the-money stock options that had an anti-dilutive effect.
Reconciliation of Earnings Per Share	Three Months Ended September 30		Nine Months Ended September 30
(Thousands, except share amounts)	2001	2000	2001	2000

Net income	$21,824	$12,867	$57,042	$53,454

Basic weighted average shares	28,720	26,407	27,925	26,479

Basic earnings per share	$0.76	$0.49	$2.04	$2.02

Net income	$21,824	$12,867	$57,042	$53,454
Income effect of:
Stock options	-	-	-	-
Adjusted net income	21,824	12,867	57,042	53,454

Basic weighted average shares	28,720	26,407	27,925	26,479
Incremental issuable shares:
Stock options	45	7	46	3
Diluted weighted average shares	28,765	26,414	27,971	26,482

Diluted earnings per share	$0.76	$0.49	$2.04	$2.02

NOTE 4. SEGMENTS OF BUSINESS

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

The table below presents summary information pertaining to our operations segmented by lines of business.
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Thousands)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended September 30, 2001
Operating revenues	$186,104	$35,332	$221,436	$267,382	$39,156	$346	$(11,255)	$517,065
Net income (loss)	21,801	(1,342)	20,459	1,252	1,072	(959)	-	21,824

Quarter Ended September 30, 2000
Operating revenues	167,997	38,564	206,561	225,477	34,078	1,098	(10,329)	456,885
Net income (loss)	19,088	(2,079)	17,009	383	20	(4,545)	-	12,867

Nine Months Ended September 30, 2001
Operating revenues	516,788	249,420	766,208	1,240,436	115,311	993	(31,281)	2,091,667
Net income (loss)	47,864	7,713	55,577	3,422	2,814	(4,771)	-	57,042

Nine Months Ended September 30, 2000
Operating revenues	480,194	158,753	638,947	527,490	95,022	5,853	(37,443)	1,229,869
Net income (loss)	49,417	7,005	56,422	1,637	1,275	(5,880)	-	53,454

NOTE 5. COMMITMENTS AND CONTINGENCIES

We have reviewed the status of our commitments and contingencies and believe there are no material changes from that disclosed in our Form 10-K Annual Report for the year ended December 31, 2000. See WPS Resources Notes to Consolidated Financial Statements Note 13--Commitments and Contingencies in our 10-K Annual Report for the year ended December 31, 2000 for specific details.

NOTE 6. ISSUANCE OF NOTES

Wisconsin Public Service issued $150.0 million of 6.125% senior notes on August 14, 2001, which will mature in 2011. These notes are in addition to $50.0 million of 6.08% senior notes issued in December 1998 and due in 2028. Both issuances are secured by a pledge of first mortgage bonds and become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

Also in August 2001, Wisconsin Public Service retired $53.1 million of 8.80% first mortgage bonds that would have matured in 2021.

NOTE 7. PRICE RISK MANAGEMENT ACTIVITIES

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

WPS Resources has concluded that the majority of its contracts do not meet the definition of a derivative as defined by Statement No. 133. Therefore, at September 30, 2001, such contracts are not subject to the accounting requirements of this statement, as amended.

Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. A majority of these contracts are gas purchase agreements. The derivative amounts to be recorded as a result of these gas contracts will be offset with a corresponding regulatory asset and liability. As of September 30, 2001, we have recorded an Asset from Risk Management Activities and a Regulatory Liability of approximately $4.7 million related to these Wisconsin Public Service contracts.

WPS Resources' nonregulated segments have also entered into a limited number of contracts that meet the definition of a derivative under Statement No. 133. One of these contracts was an electric energy contract that was used to protect WPS Resources against potential summer energy price spikes. This contract expired during the third quarter. The total loss of $3.5 million for this contract is included in Other Income in WPS Resources' Consolidated Statement of Income, Comprehensive Income, and Retained Earnings. A similar contract was held in 2000 that resulted in a $3.8 million total loss.

Another contract classified as a derivative is an interest rate swap used to fix the entire interest rate for the full term of an 18-year variable rate loan. In accordance with Statement No. 133, management has designated this contract as a cash flow hedge. Because the swap is 100% effective, we have recorded the $4.8 million mark-to-market loss, net of deferred taxes, through September 30, 2001 directly to Other Comprehensive Income. WPS Resources did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

Both Wisconsin Public Service and WPS Resources nonregulated segments hold a limited number of other derivative instruments. The cumulative effect on the balance sheet and income statement for these contracts at September 30, 2001 was not significant.

NOTE 8. ACQUISITION OF ADDITIONAL OWNERSHIP OF KEWAUNEE NUCLEAR PLANT

On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric Company's 17.8% interest in the Kewaunee Nuclear Power Plant including its decommissioning trust assets. As a result of the $17.5 million purchase, Wisconsin Public Service now owns 59% of the plant with the remaining portion held by Wisconsin Power and Light Company. The additional operations of Kewaunee Nuclear Power Plant are included in the financial statements of Wisconsin Public Service beginning September 24, 2001. Madison Gas and Electric will retain its obligations as they relate to the plant for the period of time it was an owner.

Madison Gas and Electric will maintain one decommissioning trust fund that will accumulate its remaining contributions in accordance with its existing funding plan, which extends to December 31, 2002. At that time, Madison Gas and Electric will transfer that trust fund to Wisconsin Public Service. Wisconsin Public Service also assumed Madison Gas and Electric's share of the decommissioning obligations in exchange for the trust funds transferred on September 24, 2001 and to be transferred on December 31, 2002.

NOTE 9. WISCONSIN FUEL AND LIGHT COMPANY MERGER

On April 1, 2001, Wisconsin Public Service completed its merger with Wisconsin Fuel and Light Company. Wisconsin Fuel and Light served residential, commercial, and industrial customers in Manitowoc and Wausau, Wisconsin with natural gas. Wisconsin Fuel and Light shareholders received 1.73 shares of WPS Resources common stock for each share of Wisconsin Fuel and Light common stock. A total of 1,763,943 shares were issued resulting in a purchase price of $54.8 million based on an average price of $31.0625, the prevailing price at the time of the merger announcement.

Wisconsin Public Service used the purchase method of accounting and recorded $41.8 million of total premium associated with the purchase. Of that total premium, $36.0 million was recorded as goodwill and is being amortized using the straight-line method over a period of 40 years. With the Financial Accounting Standards Board finalizing its Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" on June 30, 2001, Wisconsin Public Service plans to stop amortizing the goodwill effective January 1, 2002. The remaining premium, $5.8 million after tax, was recorded as an acquisition adjustment, which we expect to be recovered in Wisconsin retail rates over the three-year period of 2003 through 2005.

The operations of Wisconsin Fuel and Light are included in the financial statements presented for Wisconsin Public Service and WPS Resources for the period beginning April 1, 2001 and ending September 30, 2001, but do not have a material impact.

NOTE 10. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations initiated after June 30, 2001, to use the purchase method of accounting. Under the requirements of Statement No. 142, intangible assets meeting specific criteria will be separately identified from goodwill acquired in future purchase method acquisitions. The resulting intangible assets will be amortized over their individual useful lives without the 40 year limit that was previously required for goodwill. Also under Statement No. 142, existing goodwill at June 30, 2001, will no longer be amortized, effective January 1, 2002. Instead, an assessment of fair-value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment.

The majority of the goodwill at WPS Resources is related to the Wisconsin Fuel and Light acquisition. This goodwill is presently being amortized over 40 years. We plan to discontinue amortization on January 1, 2002 and begin using the fair-value impairment test as indicated by Statement No. 142. Management does not expect any impairment of the Wisconsin Fuel and Light goodwill at January 1, 2002. Currently we do not anticipate any other material impacts from Statements No. 141 and 142.

Also in June 2001 the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or normal operation of a long-lived asset. An asset retirement obligation should be recognized when it meets the definition of a liability and be measured at fair value. This statement is effective for fiscal years beginning after June 15, 2002.

The Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. The statement intends to unify the accounting for long-lived assets to be disposed of, based on the framework established by Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement must be implemented for fiscal years beginning after December 15, 2001.

We are analyzing the impact both these statements will have on WPS Resources and its subsidiaries.

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

Third Quarter 2001 Compared with Third Quarter 2000

WPS Resources Overview

WPS Resources' third quarter 2001 and third quarter 2000 results of operations are shown in the following chart:
WPS Resources' Results	Third Quarter
(Thousands, except per share amounts)	2001	2000	Change

Consolidated operating revenues	$517,065	$456,885	13%
Net income	21,824	12,867	70%
Basic and diluted earnings per share	$0.76	$0.49	55%

Financial performance improved for all segments of our business in the third quarter of 2001. Consolidated operating revenues increased due to sales volume growth for all segments. Increased electric and gas utility margins and higher nonregulated gas and electric margins at WPS Energy Services contributed positively to overall earnings. Additional tax credits received from WPS Power Development's synthetic fuel operation also contributed to increased earnings. Earnings were negatively affected by an increase in other operating expenses for all segments.

Overview of Utility Operations

Net income from electric utility operations increased to $21.8 million in the third quarter of 2001 compared with $19.1 million in the third quarter of 2000. Net income from gas utility operations resulted in a loss of $1.3 million in the third quarter of 2001 compared with a loss of $2.1 million in the same period of 2000.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions.

WPS Resources' Consolidated	Third Quarter
Electric Utility Results (Thousands)	2001	2000

Revenues	$180,421	$162,706
Fuel and purchased power costs	63,266	53,963
Margins	$117,155	$108,743

Sales in kilowatt-hours	3,368,975	3,255,258

Our consolidated electric utility margin increased $8.4 million primarily due to an increase in Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 5.4% rate increase for Wisconsin Public Service's Wisconsin retail electric customers effective January 1, 2001. In addition, sales volumes were up to all customer classes at Upper Peninsula Power and Wisconsin Public Service, except for a slight decrease in sales to large commercial and industrial customers at Wisconsin Public Service. Weather was 76% warmer in the third quarter of 2001 than in the third quarter of 2000, and 20% warmer than normal.

Although sales volumes were up, a change in the customer mix at Wisconsin Public Service and the lack of a new retail electric rate structure at Upper Peninsula Power continue to negatively affect the electric utility margin. At Wisconsin Public Service, sales volumes to lower margin, wholesale customers are increasing, while sales to higher margin, large commercial and industrial customers continue to decline, largely due to a slow-down in economic conditions. Upper Peninsula Power's rate case pending before the Michigan Public Service Commission was dismissed at Upper Peninsula Power's request in August 2001. Upper Peninsula Power requested a dismissal of this rate case, which was originally filed in October of 2000, because the information filed with that case was outdated. Upper Peninsula Power intends to submit a new rate filing in 2002.

Our overall consolidated fuel expense for production plants decreased $2.1 million, or 6%. Of this amount, $2.5 million was the result of decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants. This decrease was primarily due to a lower cost of natural gas which resulted in a 24% decrease in the average cost of generation at the combustion turbines in the third quarter of 2001. Our consolidated purchased power expense increased $11.4 million, or 64%, as a result of a 45% increase in purchase requirements at Wisconsin Public Service and an increase in the average cost per kilowatt-hour of purchases. Purchase requirements were higher due to weather that was 76% warmer in the third quarter of 2001 than in the same period in 2000. In addition, we take advantage, whenever possible, of purchased power when its unit cost is lower than the cost of production at our next available unit to be dispatched.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. In the third quarter of 2001, Wisconsin Public Service submitted a fuel filing with the Public Service Commission of Wisconsin requesting a $2.0 million retail electric rate reduction. The rate reduction was approved and implemented on September 3, 2001.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001 the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's	Third Quarter
Gas Utility Results (Thousands)	2001	2000

Revenues	$35,332	$38,564
Purchase costs	19,925	27,433
Margins	$15,407	$11,131

Throughput in therms	124,037	105,953

The gas utility margin at Wisconsin Public Service increased $4.3 million, or 38%, due to a 17% increase in overall gas throughput volumes and a 1.5% increase in Wisconsin retail gas rates authorized by the Public Service Commission of Wisconsin effective January 1, 2001. Part of the increase in gas throughput was the result of incorporating Wisconsin Fuel and Light's operations. Gas throughput volumes to large commercial and industrial customers, however, decreased 2% as a result of customers switching to the gas transport customer class and to declining economic conditions. Gas throughput volumes to gas transport customers increased 28%.

Wisconsin Public Service's gas revenues decreased $3.2 million as the result of a 28% decrease in the average unit cost of natural gas, partially offset by increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs decreased $7.5 million due to the lower average cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the lower natural gas prices experienced in the third quarter of 2001 were passed on to customers. The lower natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

Utility operating expenses increased $7.9 million largely due to increased transmission expenses as the result of forming American Transmission Company, LLC, increased maintenance costs at the Kewaunee Nuclear Power Plant during its refueling outage which began in late September, increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, and higher write-offs for uncollectible accounts. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $1.6 million for the third quarter of 2001, are expected to be recovered in future regulatory proceedings.

Lower earnings on the nuclear decommissioning fund were offset by higher earnings on equity investments, including the investment in American Transmission Company, resulting in increased other income at Wisconsin Public Service. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were offset by decreased depreciation expense. Also contributing to decreased depreciation expense were an extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution. These nuclear-related items had been considered in Wisconsin Public Service's current Wisconsin retail rate structure and, thus, have no net income impact.

Overview of Nonregulated Operations

Nonregulated operations consist of the gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation asset development and operating company.

WPS Energy Services' net income increased to $1.2 million in the third quarter of 2001 compared with $0.4 million in the same period of 2000. WPS Power Development's net income increased to $1.1 million in the third quarter of 2001 compared with a small positive net income in the third quarter of 2000.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. In addition, nonregulated electric sales have become an important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services grew to $267.4 million in the third quarter of 2001 compared with $225.5 million in the third quarter of 2000, an increase of 19%.

WPS Energy Services' Margins

The consolidated nonregulated gas margin represents nonregulated gas revenues less nonregulated gas cost of sales exclusive of intercompany transactions.

WPS Energy Services'	Third Quarter
Gas Results (Thousands)	2001	2000

Nonregulated gas revenues	$216,329	$216,565
Nonregulated gas cost of sales	212,877	214,088
Margins	$ 3,452	$ 2,477

The nonregulated gas margin at WPS Energy Services increased $1.0 million due to additional activity in wholesale markets in the third quarter of 2001. Gas revenues and cost of sales decreased as the result of lower natural gas prices in the third quarter of 2001 compared with the third quarter of 2000.

WPS Energy Services'	Third Quarter
Electric Results (Thousands)	2001	2000

Nonregulated electric revenues	$50,173	$8,297
Nonregulated electric cost of sales	46,723	7,137
Margins	$ 3,450	$1,160

Nonregulated electric revenues at WPS Energy Services increased $41.9 million, and the nonregulated electric margin increased $2.3 million. Higher electric sales volumes in existing and newly-entered retail electric markets, as well as significant impacts from remarketing energy from WPS Power Development's Sunbury plant, contributed to these increases.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $2.4 million in the third quarter of 2001 compared with the third quarter of 2000 due to costs associated with business expansion and higher write-offs of uncollectible accounts.

Overview of WPS Power Development

Revenues at WPS Power Development increased $5.1 million, or 15%, due primarily to higher revenues at its Sunbury generation plant of $4.5 million and higher revenues at its ECO No. 12 synthetic fuel operation of $2.7 million. WPS Power Development's net income was $1.1 million in the third quarter of 2001 compared with a small positive net income in the third quarter of 2000. Additional tax credits of approximately $2.4 million from its ECO No. 12 synthetic fuel operation increased WPS Power Development's net income in the third quarter of 2001.

WPS Power Development's Margins
WPS Power Development's	Third Quarter
Production Results (Thousands)	2001	2000

Nonregulated other revenues	$39,156	$34,078
Nonregulated other cost of sales	28,000	22,985
Margins	$11,156	$11,093

WPS Power Development experienced an increase of $0.1 million in its margin in the third quarter of 2001. The margin increased $1.0 million at the Westwood generation plant as a result of a full quarter of production in the third quarter of 2001. Westwood was acquired in September of 2000 and, thus, was not in production for a full quarter last year. Also, Sunbury's generation was up 14%, but its margin was offset by higher fuel costs as a result of purchasing coal at current market prices. WPS Power Development is attempting to recover a portion of this cost by resolving a lawsuit filed against a coal supplier for failure to deliver under the terms of a coal supply agreement.

WPS Power Development's Other Expenses

Other operating expenses at WPS Power Development increased $1.7 million in the third quarter of 2001 compared with the third quarter of 2000, primarily due to costs associated with operations at the Westwood generation plant which WPS Power Development acquired in September of 2000, higher payroll expenses, and increased development costs for potential new projects.

Overview of Holding Company and Other Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $1.0 million in the third quarter of 2001 compared with a loss of $4.5 million in the third quarter of 2000.

WPS Resources experienced a $0.2 million marked-to-market expense in the third quarter of 2001 on an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price peaks through August of 2001. WPS Resources had recognized a $3.3 million marked-to-market expense through the second quarter of 2001. In the third quarter of 2000, WPS Resources experienced a $3.8 million marked-to-market expense on a similar type of contract.

Nine Months 2001 Compared with Nine Months 2000

WPS Resources Overview

WPS Resources' nine months 2001 and nine months 2000 results of operations are shown in the following chart:
WPS Resources' Results	Nine Months
(Thousands, except per share amounts)	2001	2000	Change

Consolidated operating revenues	$2,091,667	$1,229,869	70%
Net income	57,042	53,454	7%
Basic and diluted earnings per share	$2.04	$2.02	1%

Consolidated operating revenues increased primarily due to an increase in gas revenues at WPS Energy Services and Wisconsin Public Service largely as a result of higher natural gas prices in the first half of 2001, and also due to sales volume growth. Increased electric and gas utility margins and higher gas and electric margins at WPS Energy Services contributed positively to overall earnings. Additional tax credits received from WPS Power Development's synthetic fuel operation also contributed to increased earnings. Earnings were negatively affected by a change in the electric utility sales mix, a decrease in margin at WPS Power Development, and an increase in other operating expenses for all segments.

Overview of Utility Operations

Net income from electric utility operations was $47.9 million in the first nine months of 2001 compared with $49.4 million in the first nine months of 2000. Net income from gas utility operations was $7.7 million in the first nine months of 2001 and $7.0 million in the same period of 2000.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions.

WPS Resources' Consolidated	Nine Months
Electric Utility Results (Thousands)	2001	2000

Revenues	$500,872	$466,660
Fuel and purchased power costs	168,279	148,146
Margins	$332,593	$318,514

Sales in kilowatt-hours	9,576,860	9,388,082

Our consolidated electric utility margin increased $14.1 million due to an increase in Wisconsin retail electric rates and higher sales volumes to all customer classes at Wisconsin Public Service, except for a decrease in sales to large commercial and industrial customers. A change in the customer mix at Wisconsin Public Service negatively affected the electric margin. Sales volumes to lower margin, wholesale customers were up 9% while sales to higher margin, large commercial and industrial customers were down 3% largely due to a slow-down in economic conditions. Sales to residential customers were up 5%.

Our consolidated fuel expense for production plants increased $0.5 million. Our consolidated purchased power expense increased $19.7 million, or 37%, as a result of an increase in the average cost per kilowatt-hour of purchases and a 16% increase in volumes purchased at Wisconsin Public Service in the first nine months of 2001. Purchase requirements were higher due to summer weather that was 76% warmer in 2001 than in 2000. In addition, we take advantage, whenever possible, of purchased power when its unit cost is lower than the cost of production at our next available unit to be dispatched.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $10.3 million, or 19%, for the first nine months of 2001 compared with the first nine months of 2000.

Wisconsin Public Service's	Nine Months
Gas Utility Results (Thousands)	2001	2000

Revenues	$249,420	$158,753
Purchase costs	184,230	103,908
Margins	$ 65,190	$ 54,845

Throughput in therms	519,069	488,657

The increase in gas margin was due to a 1.5% increase in Wisconsin retail gas rates and higher overall gas throughput volumes of 6%. Increased gas throughput volumes were partially the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light Company in April 2001. Gas throughput volumes to large commercial and industrial customers, however, decreased 2% as a result of customers switching to the gas transport customer class and to declining economic conditions. Gas throughput volumes to gas transport customers increased 9%.

Wisconsin Public Service's gas revenues increased $90.7 million, or 57%, as the result of an increase in the average unit cost of natural gas in the first half of 2001, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $80.3 million, or 77%, largely due to a higher average cost of gas in the first half of 2001. The higher natural gas prices experienced in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

Utility operating expenses increased $25.6 million largely due to higher transmission costs, demand-side management (energy conservation) expenditures, write-offs of uncollectible accounts, employee benefit expenses, and other administrative costs. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $5.7 million for the nine months ended September 30, 2001, are expected to be recovered in future regulatory proceedings.

Lower earnings on the nuclear decommissioning fund contributed to a decrease in other income at Wisconsin Public Service. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were offset by decreased depreciation expense. Also contributing to decreased depreciation expense were an extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution. These nuclear-related items had been considered in Wisconsin Public Service's current Wisconsin retail rate structure and, thus, have no net income impact.

Interest expense increased due to the issuance of additional long-term debt at Wisconsin Public Service in August of 2001.

Overview of Nonregulated Operations

WPS Energy Services' net income increased to $3.4 million in the first nine months of 2001 compared with $1.6 million in the same period of 2000. WPS Power Development's net income increased to $2.8 million in the first nine months of 2001 compared with $1.3 million in the first nine months of 2000.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. In addition, nonregulated electric sales have become an important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services grew to $1.2 billion in the first nine months of 2001 compared with $527.5 million in the first nine months of 2000, an increase of 128%.

WPS Energy Services' Margins

WPS Energy Services'	Nine Months
Gas Results (Thousands)	2001	2000

Nonregulated gas revenues	$1,131,715	$505,945
Nonregulated gas cost of sales	1,122,138	498,037
Margins	$ 9,577	$ 7,908

Nonregulated gas revenues at WPS Energy Services increased $625.8 million primarily as the result of higher natural gas prices in the first half of 2001 and additional growth in wholesale activity. The nonregulated gas margin increased $1.7 million, or 21%, due to increased sales volumes.

WPS Energy Services'	Nine Months
Electric Results (Thousands)	2001	2000

Nonregulated electric revenues	$105,850	$20,023
Nonregulated electric cost of sales	96,159	16,166
Margins	$ 9,691	$ 3,857

Nonregulated electric revenues at WPS Energy Services increased $85.8 million, and the nonregulated electric margin increased $5.8 million. Higher electric sales volumes in existing and newly-entered retail electric markets, as well as impacts from remarketing energy from WPS Power Development's Sunbury plant, contributed to these increases.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $5.0 million in the first nine months of 2001 due to costs associated with business expansion and higher write-offs of uncollectible accounts.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services began to mark to market its energy contracts in the first quarter of 2000. At September 30, 2001, WPS Energy Services had "Assets from Risk Management Activities" of $454.3 million which represents receivables based on the fair value of energy contracts and had "Liabilities from Risk Management Activities" of $428.7 million which represents payables based on the fair value of energy contracts. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

Revenues at WPS Power Development increased $20.3 million, or 21%, due to additional sales at its ECO No. 12 synthetic fuel operation and at its Sunbury and Westwood generation plants. WPS Power Development's net income increased to $2.8 million in the first nine months of 2001 compared with $1.3 million in the first nine months of 2000. The increase in income was primarily due to additional tax credits of approximately $7.3 million from its ECO No. 12 synthetic fuel operation. Additional tax credits significantly reduced the effective federal income tax rate in the first nine months of 2001. Partially offsetting the additional tax credits were a lower margin on operating activities and higher operating expenses.

WPS Power Development's Margins
WPS Power Development's	Nine Months
Production Results (Thousands)	2001	2001

Nonregulated other revenues	$115,311	$95,022
Nonregulated other cost of sales	91,213	66,812
Margins	$ 24,098	$28,210

WPS Power Development experienced a decrease of $4.1 million in its margin in the first nine months of 2001. This decrease was primarily due to higher purchased power expense and higher fuel costs at its Sunbury plant as the result of purchasing coal at current market prices. WPS Power Development is attempting to recover a portion of these costs by resolving a lawsuit filed against a coal supplier for failure to deliver under the terms of a coal supply agreement. These decreases were partially offset by an increased margin at its Westwood generation facility, which was purchased in September of 2000.

WPS Power Development's Other Expenses

Other operating expenses at WPS Power Development increased $7.0 million due to maintenance and operations of the Westwood plant which WPS Power Development acquired in September of 2000, increased production at the ECO No. 12 synthetic fuel operation, higher payroll expenses, and increased development costs for potential new projects.

Overview of Holding Company and Other Operations

Holding Company and Other operations experienced a loss of $4.8 million in the first nine months of 2001 compared with a loss of $5.9 million in the first nine months of 2000.

WPS Resources experienced a loss of $3.5 million for the nine months ended September 30, 2001 on an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price peaks through August of 2001. WPS Resources experienced a loss of $3.8 million in the same period of 2000 on a similar type of contract.

Other income at Wisconsin Public Service included a one-time before-tax gain of $0.8 million on the sale of property in 2001 compared with a one-time before-tax gain of $3.8 million on the sale of a combustion turbine in 2000. Earnings on equity investments were up in the first nine months of 2001 compared with the same period in 2000 primarily due to the investment in American Transmission Company.

Interest expense increased due to additional short-term borrowing at WPS Resources for working capital needs in the first half of 2001.

FINANCIAL CONDITION - WPS RESOURCES

Investments and Financing

Payments for return of capital of $35.0 million were paid by Wisconsin Public Service to WPS Resources in the first nine months of 2001. Equity contributions of $40.0 million were made by WPS Resources to Wisconsin Public Service in the first nine months of 2001. These payments and equity contributions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order. WPS Resources also contributed $54.8 million of equity to Wisconsin Public Service for the Wisconsin Fuel and Light acquisition.

Cash requirements exceeded internally generated funds by $65.6 million in the first nine months of 2001. Short-term borrowings through commercial paper decreased $50.2 million as the result of issuing additional long-term debt at Wisconsin Public Service in the third quarter of 2001. Our pretax interest coverage, including nonrecourse debt, was 2.10 times for the 12 months ended September 30, 2001.

Standard & Poor's has recently reviewed the credit ratings of many of the Wisconsin utilities. The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities	A+ A-1 A-	Aa3 P-1 aa3
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA- A A-1+	Aa1 aa2 P-1

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

Effective January 2001, we began issuing new shares of common stock under our Stock Investment Plan and under some of our stock-based employee benefit plans. We anticipate an additional increase in equity of approximately $4.5 million in the fourth quarter of 2001 through these plans.

Wisconsin Public Service issued $150.0 million of 6.125% senior notes in the third quarter of 2001, with part of the proceeds used to retire $53.1 million of its existing 8.8% first mortgage bonds. The senior notes are secured by a pledge of first mortgage bonds but become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

WPS Resources anticipates issuing $50 to $100 million of common stock in the fourth quarter of 2001. The specific forms of financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

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

Regulatory

In August 2001, Upper Peninsula Power's application for a $5.6 million rate increase which had been pending before the Michigan Public Service Commission since October 2000 was dismissed at Upper Peninsula Power's request. Upper Peninsula Power requested a dismissal of this rate case because the information filed in the case was outdated. Upper Peninsula Power intends to submit a new application for rate increases sometime in 2002 with rates effective in 2003.

On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail gas rates for 2002. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. These requested rate increases are largely due to costs associated with joining American Transmission Company and improvements at the Kewaunee plant. The Public Service Commission of Wisconsin's order, originally expected to be issued in January 2001, is now expected to be delayed until April of 2002.

As the result of the expected delay in receiving an order granting rate relief, Wisconsin Public Service requested interim electric and gas rate increases from the Public Service Commission of Wisconsin for the period beginning January 1, 2001 and ending when the new rate order becomes effective. The interim request seeks a $62.0 million, or 11.5%, electric rate increase and a $12.0 million, or 4.3%, gas rate increase. The interim relief is based on a 12.3% return on equity with equity constituting 55% of the capital structure. Wisconsin Public Service anticipates a ruling on the interim rates in late December, 2001 with interim rates effective January 1, 2002.

American Transmission Company, LLC

In the first and second quarters of 2001, Wisconsin Public Service and Upper Peninsula Power transferred transmission assets at their net book value to American Transmission Company in exchange for cash and ownership interests in American Transmission Company. Wisconsin Public Service joined other state investor-owned utilities in a joint filing with the Public Service Commission of Wisconsin to recover additional costs resulting from changes in the state's electric transmission system and formation of American Transmission Company. Wisconsin Public Service included $20.0 million for these additional costs in its 2002 rate request before the Public Service Commission of Wisconsin. These costs will be removed from the 2002 rate filing if they are determined to be recoverable through the joint filing.

On August 17, 2001, the Public Service Commission of Wisconsin approved the construction of a 250 mile 345 kv transmission line from Wausau, Wisconsin to Duluth, Minnesota. The joint project of Wisconsin Public Service and Minnesota Power, generally known as the Weston-to-Arrowhead project, had previously received the approval of the Minnesota Public Service Commission in March of 2001. Construction of the line is expected to begin in 2002 with completion in 2005. The line will improve the reliability of the state's transmission system. The line will eventually be contributed to American Transmission Company for an increased equity interest in American Transmission. We anticipate that our equity interest in American Transmission Company may be as high as 25% after completion and contribution of the line.

Kewaunee Nuclear Plant

The Kewaunee nuclear plant's co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment to the incremental costs associated with compliance with the Nuclear Regulatory Commission requirements beginning March 27, 2001. Deferred costs are subject to review by the Public Service Commission of Wisconsin in a future rate filing. Approximately $4.3 million has been deferred through September 30, 2001.

The Kewaunee plant shut down for its scheduled refueling outage on September 23, 2001. At that time, Wisconsin Public Service also began the replacement of the plant's two steam generators. The refueling process and steam generator replacement project continue on schedule and the plant is expected to be back in service before the end of the year.

On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric's 17.8% interest in the Kewaunee plant. This acquisition increased Wisconsin Public Service's ownership interest in the Kewaunee plant to 59%.

As a result of the recent terrorist attacks in New York and Washington, the Nuclear Regulatory Commission advised all nuclear power plants to go to the highest level of security and to maintain this heightened level of security. The Kewaunee nuclear power plant remains at the highest level of security as requested by the Nuclear Regulatory Commission. In addition to the required security measures, Wisconsin Public Service has also put in place other enhanced security measures. Wisconsin Public Service intends to submit a request to the Public Service Commission of Wisconsin for permission to defer additional costs incurred in regard to increased security measures at Kewaunee and other facilities. The Federal Energy Regulatory Commission has indicated, in general, that costs related to increased security measures should be recoverable when included in future rate requests.

Generation Facilities

On September 10, 2001, Mid-American Power, LLC, a joint venture of WPS Power Development and Burns & McDonnell, announced a plan for construction of an additional 200 megawatts of electrical capacity at the existing 53-megawatt Stoneman power plant in Cassville, Wisconsin. Construction is expected to begin in 2003 with completion by the first quarter of 2006.

On October 16, 2001, the Combined Locks Energy Center, a cogeneration project owned by WPS Power Development and located at the Appleton Coated paper mill in Combined Locks, Wisconsin, achieved full load output. The facility will complete start-up testing and expects to begin formal operation by the end of October 2001.

The initial phase of the cogeneration project is a simple-cycle operation producing only electricity. Construction will begin soon on the second phase to install the heat recovery steam generator which will complete the cogeneration aspect of the project. The heat recovery steam generator is a boiler which uses the waste heat from the electric turbine to produce steam for Appleton Coated's process requirements. The second phase is expected to be completed in the Spring of 2002.

Gas Storage Facility

On September 26, 2001, WPS Energy Services began flowing gas into its newly constructed three billion cubic foot high deliverability natural gas storage facility. During initial testing, WPS Energy Services anticipates storing two billion cubic feet of natural gas in the facility for its own use. In April 2002, WPS Energy Services expects to make the facility available for commercial use and anticipates increasing the storage capacity of the facility to as much as 3.5 billion cubic feet over the next couple of years.

Union Contracts

The union contract of the IBEW 1600 at WPS Power Development's Sunbury plant expires on May 12, 2002. The contract covers 104 employees. WPS Power Development hopes to reach agreement on a contract extension prior to the end of the first quarter of 2002.

The union contract of the IBEW 510 at Upper Peninsula Power expires on April 30, 2002. The contract covers 125 employees. Upper Peninsula Power intends to begin negotiations in January of 2002 and hopes to reach agreement on a three-year contract in advance of the expiration of the current contract.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 65% of revenues for the first nine months of 2001, while gas operations accounted for 35% of revenues for the first nine months of 2001.

Third Quarter 2001 Compared with Third Quarter 2000

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's third quarter 2001 and third quarter 2000 results of operations are shown in the following chart:
Wisconsin Public Service's	Third Quarter
Results (Thousands)	2001	2000	Change

Operating revenues	$204,243	$190,046	7%
Net income	20,879	15,778	32%

The increase in net income was primarily due to higher electric and gas margins in the third quarter of 2001 compared with the third quarter of 2000. Partially offsetting these higher margins were increased operating expenses and a change in the electric sales mix.

Electric Utility Operations

The electric utility margin represents electric revenue less cost of sales.

Wisconsin Public Service	Third Quarter
Electric Utility Results (Thousands)	2001	2000

Revenues	$168,911	$151,482
Fuel and purchased power costs	61,465	52,728
Margins	$107,446	$ 98,754

Sales in kilowatt-hours	3,347,821	3,228,922

Wisconsin Public Service's electric utility margin increased $8.7 million primarily due to an increase in Wisconsin retail electric rates. The Public Service Commission of Wisconsin authorized a 5.4% rate increase for Wisconsin Public Service's Wisconsin retail electric customers effective January 1, 2001. In addition, sales volumes were up to all customer classes except for a slight decrease in sales to large commercial and industrial customers. Weather was 76% warmer in the third quarter of 2001 than in the third quarter of 2000, and 20% warmer than normal.

Although sales volumes were up, a change in the customer mix at Wisconsin Public Service continues to negatively affect the electric utility margin. Sales volumes to lower margin, wholesale customers are increasing, while sales to higher margin, large commercial and industrial customers continue to decline, largely due to a slow-down in economic conditions.

Fuel expense for production plants decreased $2.6 million, or 7%. Of this amount, $2.5 million was the result of decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants. This decrease was primarily due to a lower cost of natural gas which resulted in a 24% decrease in the average cost of generation at the combustion turbines in the third quarter of 2001. Purchased power expense increased $11.4 million, or 64%, as a result of a 45% increase in purchase requirements and an increase in the average cost per kilowatt-hour of purchases. Purchase requirements were higher due to weather that was 76% warmer in the third quarter of 2001 than in the same period in 2000. In addition, Wisconsin Public Service takes advantage, whenever possible, of purchased power when its unit cost is lower than cost of production at the next available unit to be dispatched.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. In the third quarter of 2001, Wisconsin Public Service submitted a fuel filing with the Public Service Commission of Wisconsin requesting a $2.0 million retail electric rate reduction. The rate reduction was approved and implemented on September 3, 2001.

Gas Utility Operations

The gas utility margin represents gas revenues less purchases. Effective April 1, 2001 the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's	Third Quarter
Gas Utility Results (Thousands)	2001	2000

Revenues	$35,332	$38,564
Purchase costs	19,925	27,433
Margins	$15,407	$11,131

Throughput in therms	124,037	105,953

The gas utility margin at Wisconsin Public Service increased $4.3 million, or 38%, due to a 17% increase in overall gas throughput volumes and a 1.5% increase in Wisconsin retail gas rates authorized by the Public Service Commission of Wisconsin effective January 1, 2001. Part of the increase in gas throughput was the result of incorporating Wisconsin Fuel and Light's operations. Gas throughput volumes to large commercial and industrial customers, however, decreased 2% as a result of customers switching to the gas transport customer class and to declining economic conditions. Gas throughput volumes to gas transport customers increased 28%.

Wisconsin Public Service's gas revenues decreased $3.2 million as the result of a 28% decrease in the average unit cost of natural gas, partially offset by increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs decreased $7.5 million due to the lower average cost of gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the lower natural gas prices experienced in the third quarter of 2001 were passed on to customers. The lower natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Expenses/Income

Operation and maintenance expenses increased $7.0 million largely due to increased transmission expenses as the result of forming American Transmission Company, LLC, increased maintenance costs at the Kewaunee Nuclear Power Plant during its refueling outage which began in late September, increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, and higher write-offs for uncollectible accounts. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $1.6 million for the third quarter of 2001, are expected to be recovered in future regulatory proceedings.

Lower earnings on the nuclear decommissioning fund were offset by higher earnings on equity investments, including the investment in American Transmission Company, resulting in increased other income at Wisconsin Public Service. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were offset by decreased depreciation expense. Also contributing to decreased depreciation expense were an extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution. These nuclear-related items had been considered in Wisconsin Public Service's current Wisconsin retail rate structure and, thus, have no net income impact.

Nine Months 2001 Compared with Nine Months 2000

Wisconsin Public Service Overview

Wisconsin Public Service's nine months 2001 and nine months 2000 results of operations are shown in the following chart:
Wisconsin Public Service's	Nine Months
Results (Thousands)	2001	2000	Change

Operating revenues	$716,388	$590,245	21%
Net income	58,530	54,724	7%

The primary reasons for the higher income were increases in both the electric and gas margins. An increase in operating expenses and a change in the electric utility sales mix negatively affected income.

Electric Utility Operations

The electric utility margin represents electric revenue less cost of sales.
Wisconsin Public Service's	Nine Months
Electric Utility Results (Thousands)	2001	2000

Revenues	$466,968	$431,492
Fuel and purchased power costs	163,649	142,760
Margins	$303,319	$288,732

Sales in kilowatt-hours	9,470,880	9,268,966

Wisconsin Public Service's electric utility margin increased $14.6 million due to an increase in Wisconsin retail electric rates and higher sales volumes to all customer classes at Wisconsin Public Service, except for a decrease in sales to large commercial and industrial customers. A change in the customer mix negatively affected the electric margin. Sales volumes to lower margin, wholesale customers were up 9% while sales to higher margin, large commercial and industrial customers were down 3% largely due to a slow-down in economic conditions. Sales to residential customers were up 5%.

Fuel expense for production plants remained consistent. Consolidated purchased power expense increased $20.1 million, or 43%, as a result of an increase in the average cost per kilowatt-hour of purchases and a 16% increase in volumes purchased at Wisconsin Public Service in the first nine months of 2001. Purchase requirements were higher due to summer weather than was 76% warmer in 2001 than in 2000. In addition, Wisconsin Public Service takes advantage, whenever possible, of purchased power when its unit cost is lower than the cost of production at our next available unit to be dispatched.

Gas Utility Operations

The gas utility margin at Wisconsin Public Service increased $10.3 million, or 19%, for the first nine months of 2001 compared with the first nine months of 2000.

Wisconsin Public Service's	Nine Months
Gas Utility Results (Thousands)	2001	2000

Revenues	$249,420	$158,753
Purchase costs	184,230	103,908
Margins	$ 65,190	$ 54,845

Throughput in therms	519,069	488,657

The increase in gas margin was due to a 1.5% increase in Wisconsin retail gas rates and higher overall gas throughput volumes of 6%. Increased gas throughput volumes were partially the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light Company in April 2001. Gas throughput volumes to large commercial and industrial customers, however, decreased 2% as a result of customers switching to the gas transport customer class and to declining economic conditions. Gas throughput volumes to gas transport customers increased 9%.

Wisconsin Public Service's gas revenues increased $90.7 million, or 57%, as the result of an increase in the average unit cost of natural gas in the first half of 2001, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

Wisconsin Public Service's gas purchase costs increased $80.3 million, or 77%, largely due to a higher average cost of gas in the first half of 2001. The higher natural gas prices experienced in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Expenses/Income

Operation and maintenance expenses increased $23.8 million largely due to higher transmission costs, demand-side management (energy conservation) expenditures, write-offs of uncollectible accounts, employee benefit expenses, and other administrative costs. The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $5.7 million for the nine months ended September 30, 2001, are expected to be recovered in future regulatory proceedings.

Lower earnings on the nuclear decommissioning fund contributed to a decrease in other income at Wisconsin Public Service. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were offset by decreased depreciation expense. Also contributing to decreased depreciation expense were an extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution. These nuclear-related items had been considered in Wisconsin Public Service's current Wisconsin retail rate structure and, thus, have no net income impact.

Interest expense increased due to the issuance of additional long-term debt at Wisconsin Public Service in August of 2001.

Other income at Wisconsin Public Service included a one-time before-tax gain of $0.8 million on the sale of property in 2001 compared with a one-time before-tax gain of $3.8 million on the sale of a combustion turbine in 2000. Earnings on equity investments were up in the first nine months of 2001 compared with the same period in 2000 primarily due to the investment in American Transmission Company.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE CORPORATION

Investments and Financing

Payments for return of capital of $35.0 million were paid by Wisconsin Public Service to WPS Resources in the first nine months of 2001. Equity contributions of $40.0 million were made by WPS Resources to Wisconsin Public Service in the first nine months of 2001. These payments and equity contributions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order. WPS Resources also contributed $54.8 million of equity to Wisconsin Public Service for the Wisconsin Fuel and Light acquisition.

Cash requirements exceeded internally generated funds by $45.4 million in the first nine months of 2001. Short-term borrowings through commercial paper decreased $35.0 million as the result of issuing additional long-term debt at Wisconsin Public Service in the third quarter of 2001. Pretax interest coverage was 4.50 times for the 12 months ended September 30, 2001.

Standard & Poor's has recently reviewed the credit ratings of many of the Wisconsin utilities. The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA- A A-1+	Aa1 aa2 P-1

We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.

Wisconsin Public Service issued $150.0 million of 6.125% senior notes in the third quarter of 2001, with part of the proceeds used to refinance $53.1 million of existing 8.8% first mortgage bonds. The senior notes are secured by a pledge of first mortgage bonds but become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

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

Regulatory

On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail gas rates for 2002. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. These requested rate increases are largely due to costs associated with joining American Transmission Company and improvements at the Kewaunee plant. The Public Service Commission of Wisconsin's order, originally expected to be issued in January 2001, is now expected to be delayed until April of 2002.

As the result of the expected delay in receiving an order granting rate relief in 2002, Wisconsin Public Service requested interim electric and gas rate increases from the Public Service Commission of Wisconsin for the period beginning January 1, 2001 and ending when the new rate order becomes effective. The interim request seeks a $62.0 million, or 11.5%, electric rate increase and a $12.0 million, or 4.3%, gas rate increase. The interim relief is based on a 12.3% return on equity with equity constituting 55% of the capital structure. Wisconsin Public Service anticipates a ruling on the interim rates in late December, 2001 with interim rates effective January 1, 2002.

American Transmission Company, LLC

In the first quarter of 2001, Wisconsin Public Service transferred transmission assets at their net book value to American Transmission Company in exchange for cash and an ownership interest in American Transmission Company. Wisconsin Public Service joined other state investor-owned utilities in a joint filing with the Public Service Commission of Wisconsin to recover additional costs resulting from changes in the state's electric transmission system and formation of American Transmission Company. Wisconsin Public Service included $20.0 million for these additional costs in its 2002 rate request before the Public Service Commission of Wisconsin. These costs will be removed from the 2002 rate filing if they are determined to be recoverable through the joint filing.

On August 17, 2001, the Public Service Commission of Wisconsin approved the construction of a 250 mile 345 kv transmission line from Wausau, Wisconsin to Duluth, Minnesota. The project, generally known as the Weston-to-Arrowhead project, had previously received the approval of the Minnesota Public Service Commission in March of 2001. Construction of the line is expected to begin in 2002 with completion in 2005. The line will improve the reliability of the state's transmission system. The line will eventually be contributed to American Transmission Company for an increased equity interest in American Transmission.

Kewaunee Nuclear Plant

The Kewaunee nuclear plant's co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment to the incremental costs associated with compliance with the Nuclear Regulatory Commission requirements beginning March 27, 2001. Deferred costs are subject to review by the Public Service Commission of Wisconsin in a future rate filing. Approximately $4.3 million has been deferred through September 30, 2001.

The Kewaunee plant shut down for its scheduled refueling outage on September 23, 2001. At that time, Wisconsin Public Service also began the replacement of the plant's two steam generators. The refueling process and steam generator replacement project continue on schedule and the plant is expected to be back in service before the end of the year.

On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric's 17.8% interest in the Kewaunee plant. This acquisition increased Wisconsin Public Service's ownership interest in the Kewaunee plant to 59%.

As a result of the recent terrorist attacks in New York and Washington, the Nuclear Regulatory Commission advised all nuclear power plants to go to the highest level of security and to maintain this heightened level of security. The Kewaunee nuclear power plant remains at the highest level of security as requested by the Nuclear Regulatory Commission. In addition to the required security measures, Wisconsin Public Service has also put in place other enhanced security measures. Wisconsin Public Service intends to submit a request to the Public Service Commission of Wisconsin for permission to defer additional costs incurred in regard to increased security measures at Kewaunee and other facilities. The Federal Energy Regulatory Commission has indicated, in general, that costs related to increased security measures should be recoverable when included in future rate requests.

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

WPS Resources' outstanding commercial paper balance decreased from $119.6 million at December 31, 2000 to $69.3 million at September 30, 2001, reducing our exposure to interest rate risk. This decrease was due to the issuance of long-term, fixed rate debt at Wisconsin Public Service during the third quarter.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. Our VaR amount for trading activities has not changed significantly from the amount reported in the 2000 Form 10-K. Our VaR amount for non-trading activities was calculated to be $4.1 million at September 30, 2001 compared with $1.9 million at June 30, 2001. This increase was primarily due to increased volatility in our forward price curve for electricity and an increase in the exposure period for some assets, both of which are used in our VaR calculation. The September 30, 2001 VaR amount for non-trading activities was not significantly different from the $4.4 million amount reported in the 2000 Form 10-K. A significant portion of the VaR amount related to non-trading activities is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation.

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

PART II. OTHER INFORMATION

Item 5. Other Information

WPS Energy Services' Natural Gas Storage Facility

On September 26, 2001 WPS Energy Services began flowing natural gas into its, newly constructed, three billion cubic foot high deliverability gas storage facility. During initial testing, WPS Energy Services expects to store two billion cubic feet of natural gas in the facility for its own use. In April 2002, WPS Energy Services expects to make the facility available for commercial use and anticipates increasing the storage capacity of the facility to as much as 3.5 billion cubic feet over the next couple of years.

WPS Power Development's Generation Expansion

On September 10, 2001, Mid-American Power, LLC, a joint venture of WPS Power Development and Burns & McDonnell, announced a plan for construction of an additional 200 megawatts of electrical capacity at the existing 53-megawatt Stoneman power plant in Cassville, Wisconsin. Construction is expected to begin in 2003 with completion by the first quarter of 2006.

A new 50-megawatt cogeneration facility was completed, in October, in Combined Locks, Wisconsin. The natural gas-fired combustion turbine at that facility began generating electricity in October 2001 and completion of the heat recovery system is expected in the second quarter of 2002.

Union Contracts

The union contract of the IBEW 1600 at WPS Power Development's Sunbury plant expires May 12, 2002. The contract covers 104 employees. WPS Power Development hopes to reach agreement on a contract extension prior to the end of the first quarter of 2002.

The union contract of the IBEW 510 at Upper Peninsula Power expires on April 30, 2002. The contract covers 125 employees. Upper Peninsula Power intends to begin negotiations in January 2002 and hopes to reach agreement on a three-year contract in advance of the expiration of the current contract.

Transmission Line

On August 17, 2001, the Public Service Commission of Wisconsin approved the construction of a 250 mile 345 kv transmission line from Wausau, Wisconsin to Duluth, Minnesota. The joint project of Wisconsin Public Service and Minnesota Power, generally known as the Weston-to-Arrowhead project, had previously received the approval of the Minnesota Public Service Commission in March of 2001. Construction of the line is expected to begin in 2002 with completion in 2005. The line will improve the reliability of the state's transmission system. The line will eventually be contributed to American Transmission Company for an increased equity interest in American Transmission. We anticipate that our equity interest in American Transmission Company may be as high as 25% after completion and contribution of the line.

Kewaunee Nuclear Power Plant

The Kewaunee plant shut down for its scheduled refueling outage on September 23, 2001. At that time, Wisconsin Public Service also began the scheduled replacement of the plant's two steam generators. The refueling process and steam generator replacement project continue on schedule and the plant is expected to be back in service before the end of the year.

Effective September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric's 17.8% interest (90 megawatts) in the plant. This has increased the ownership percentage of Wisconsin Public Service in the plant to 59%.

As a result of the recent terrorist attacks in New York and Washington, the Nuclear Regulatory Commission advised all nuclear power plants to go to the highest level of security and to maintain this heightened level of security. The Kewaunee nuclear power plant remains at the highest level of security as requested by the Nuclear Regulatory Commission. In addition to the required security measures, Wisconsin Public Service has also put in place other enhanced security measures. Wisconsin Public Service intends to request the Public Service Commission of Wisconsin to permit it to defer additional costs incurred in regard to increased security measures. The Federal Energy Regulatory Commission has indicated, in general, that costs related to increased security measures should be recoverable when included in future rate requests.

Emission Proposal

The Wisconsin Department of Natural Resources is currently in the process of proposing new mercury emission rules for the State of Wisconsin. The preliminary proposal would require a 30% reduction in mercury emissions in 5 years, 50% reduction in 10 years and 90% reduction in 15 years. The proposal is still being developed within the Wisconsin Department of Natural Resources. The Department of Natural Resources is currently receiving public comments on the proposal. Wisconsin Public Service expects the proposal to be substantially modified before it would be adopted into Wisconsin law.
Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends Wisconsin Public Service Corporation

	(b)	Report on Form 8-K

A Form 8-K, dated August 14, 2001, was filed by Wisconsin Public Service Corporation related to the issuance of $150,000,000 of Senior Notes, 6-1/8% Series due August 1, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: November 1, 2001	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: November 1, 2001	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends Wisconsin Public Service Corporation