Form 10-K
period 2001-12-31
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2002-03-11
CIK 916863, 107833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

39-1775292

1-3016
WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260

39-0715160

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered

WPS RESOURCES CORPORATION	Common Stock, 1 par value	New York Stock Exchange

	Rights to purchase Common Stock pursuant to Rights Agreement dated December 12, 1996	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
WISCONSIN PUBLIC SERVICE CORPORATION

Preferred Stock, Cumulative, $100 par value

5.00% Series 5.04% Series	5.08% Series 6.76% Series

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

WPS RESOURCES CORPORATION	$1,223,941,377.45 as of February 15, 2002

WISCONSIN PUBLIC SERVICE CORPORATION	None

Number of shares outstanding of each class of common stock, as of December 31, 2001

WPS RESOURCES CORPORATION	Common Stock, $1 par value, 31,182,878 shares

WISCONSIN PUBLIC SERVICE CORPORATION	Common Stock, $4 par value, 23,896,962 shares. WPS Resources Corporation is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 9, 2002 is incorporated into Parts I and III.

WPS RESOURCES CORPORATION
and
WISCONSIN PUBLIC SERVICE CORPORATION
FORM 10-K
ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
For the Year Ended December 31, 2001

TABLE OF CONTENTS
PART II

5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS		42
		WPS Resources Corporation Common Stock Two-Year Comparison	42
		Dividend Restrictions	42
		Investment Index	43
		Common Stock	43

6.	SELECTED FINANCIAL DATA
		WPS Resources Corporation Comparative Financial Statements and Financial Statistics (1997 to 2001)	44
		Wisconsin Public Service Corporation Comparative Financial Statements and Financial Statistics (1999 to 2001)	45

7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		46
		WPS Resources Corporation	46
		Wisconsin Public Service Corporation	69

7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK		77

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		80

	WPS RESOURCES CORPORATION
	A.	Consolidated Statements of Income	80
	B.	Consolidated Balance Sheets	81
	C.	Consolidated Statement of Common Shareholders' Equity	82
	D.	Consolidated Statements of Cash Flows	83
	E.	Notes to Consolidated Financial Statements	84
	F.	Report of Independent Public Accountants	119

	WISCONSIN PUBLIC SERVICE CORPORATION
	G.	Consolidated Statements of Income and Comprehensive Income	120
	H.	Consolidated Balance Sheets	121
	I.	Consolidated Statements of Capitalization	123
	J.	Consolidated Statements of Cash Flows	124
	K.	Consolidated Statements of Retained Earnings	125
	L.	Notes to Consolidated Financial Statements	126
	M.	Report of Independent Public Accountants	133

9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		134

PART III

10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT		134

11.	EXECUTIVE COMPENSATION		134
		WPS Resources Corporation	134
		Wisconsin Public Service Corporation	134
		Summary Compensation Table	134
		Option Grants to Named Executives in Last Fiscal Year	137
		Aggregated Options in Last Fiscal Year and Fiscal Year End Option Values	138
		Performance Share (Long Term Incentive Plan) Awards	138

12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT		139
		WPS Resources Corporation	139
		Wisconsin Public Service Corporation	139
		Ownership of Voting Securities	139

13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		141
		WPS Resources Corporation	141
		Wisconsin Public Service Corporation	141

PART IV			142

14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K		142

	Description of Documents		142
	Signatures		150

	SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)
	A.	Report of Independent Public Accountants	151
	B.	Statements of Income and Retained Earnings	152
	C.	Balance Sheets	153
	D.	Statements of Cash Flows	154
	E.	Notes to Parent Company Financial Statements	155

EXHIBITS

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21
Subsidiaries of the Registrant

23
Consent of Independent Public Accountants

24
Powers of Attorney

PART I

ITEM 1. BUSINESS

GENERAL

WPS Resources Corporation

    WPS Resources was incorporated in Wisconsin in 1993 as a holding company for regulated utility and nonregulated business units. Principal operating subsidiaries and their approximate percentages of revenues, net income, and assets are:

	Percent of Revenues*	Percent of Net Income*	Percent of Assets

Wisconsin Public Service Corporation	35%	104%	60%
Upper Peninsula Power Company	2%	1%	4%
WPS Energy Services, Inc.	59%	8%	25%
WPS Power Development, Inc.	5%	3%	11%
WPS Resources Corporation	0%	-17%	0%

    * The percentages above do not total 100% due to intercompany transactions.

    Wisconsin Public Service, WPS Energy Services, and WPS Power Development are all Wisconsin corporations. Upper Peninsula Power is a Michigan corporation. Wisconsin Public Service and Upper Peninsula Power are regulated utilities. WPS Energy Services and WPS Power Development are nonregulated entities.

Wisconsin Public Service Corporation

    Wisconsin Public Service, which began operations in 1883, is a regulated electric and natural gas utility serving an 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. In 2001, Wisconsin Public Service served 400,862 electric retail customers and 290,353 natural gas retail customers. Wholesale electric service is provided to various customers including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency.

2001 Operating Revenues

State
Wisconsin	96%	Michigan	4%
Customers
Electric	66%	Natural gas	34%
Electric
Retail	87%	Wholesale	13%
Natural gas
Retail	100%	Wholesale	0%

Upper Peninsula Power Company

    Upper Peninsula Power is a regulated utility providing electric service to a 4,500 square mile area of Michigan's Upper Peninsula. Electric service was provided to 50,724 retail customers. Wholesale electric service was provided to various municipal utilities, electric cooperatives, and other investor-owned utilities. Total revenues consisted of 90% retail sales and 10% wholesale sales.

WPS Resources Capital Corporation

    WPS Resources Capital Corporation was created in 1999 as an intermediate holding company for the nonregulated subsidiaries of WPS Resources. At the end of 2001, WPS Resources Capital Corporation had total assets of $1.0 billion, consisting primarily of its investments in WPS Energy Services and WPS Power Development.

WPS Energy Services, Inc.

    WPS Energy Services is a nonregulated subsidiary of WPS Resources Capital Corporation. WPS Energy Services provides energy and related products and services in the nonregulated energy market throughout the Midwest and northeastern United States. WPS Energy Services had revenues of $1.6 billion and assets of $720 million in 2001. Revenues in 2001 have risen significantly over 2000 due to increased natural gas and electric sales volumes and higher natural gas prices in the first half of 2001.

WPS Power Development, Inc.

    WPS Power Development is also a nonregulated subsidiary of WPS Resources Capital Corporation. Energy-related services provided by WPS Power Development include project development, engineering and management services, and operations and maintenance services. WPS Power Development currently owns, through its subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania, and New Brunswick, Canada, a synthetic fuel processing facility located in Kentucky, and steam production facilities located in Arkansas and Oregon. WPS Power Development had revenues of $141.5 million in 2001 and assets of $323.1 million at December 31, 2001.

Forwarding-Looking Statements

    Except for historical data and statements of current fact, the information contained or incorporated by reference in this document constitutes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any references to plans, goals, beliefs or expectations in respect to future events and conditions or to estimates are forward-looking statements. Although we believe that statements of our expectations are based on reasonable assumptions, forward-looking statements are inherently uncertain and subject to risks and should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements included or incorporated in this document include, but are not limited to statements regarding:

  expectations regarding future revenues,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning nuclear generating plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites and statements in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding trends or estimates.

    We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing, and costs. Some risk factors that could cause results different from any forward-looking statement include:

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
  Weather and other natural phenomena
  Commodity price and interest rate risk
  Acts of terrorism

    We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events or circumstances after the date of this report.

B. ELECTRIC UTILITY MATTERS

 Electric Operations

    WPS Resources electric utility operations are provided through Wisconsin Public Service and Upper Peninsula Power. In Wisconsin, the largest communities served by Wisconsin Public Service at the electric retail level are the cities of Green Bay, Oshkosh, Wausau, and Stevens Point. In Michigan, the largest community served at the electric retail level is the Houghton/Hancock area, which is served by Upper Peninsula Power.

Generating Capacity

    In 2001, Wisconsin Public Service reached a firm net design peak of 2,014 megawatts on the afternoon of August 8. At the time of this summer peak, our total firm resources, i.e., generation plus firm purchases, totaled 2,330 megawatts. The summer time period is the most relevant for capacity planning purposes. We expect future supply reserves to meet the minimum 18% planning criteria, imposed by the Public Service Commission of Wisconsin, through 2004.

    For additional information regarding our generation facilities, see "UTILITY" in Part I, Item 2, PROPERTIES.

    In 2001, Upper Peninsula Power purchased 87% of its total energy requirements. Remaining energy requirements were supplied by hydroelectric and combustion turbine facilities owned by Upper Peninsula Power. During 2001, Upper Peninsula Power purchased 65 megawatts of firm power from Wisconsin Public Service. Upper Peninsula Power also purchased non-firm power from Wisconsin Public Service and Alliant Energy Corporation among others. The purchases from Wisconsin Public Service represented 78% of Upper Peninsula Power's total energy requirements in 2001. Upper Peninsula Power has contracted for 65 megawatts of capacity and energy from Wisconsin Public Service for 2002.

    In 2001, Wisconsin Public Service sold 25% of its ownership interest in Wisconsin River Power Company to Wisconsin Power and Light Company. This transaction decreased the ownership interest of Wisconsin Public Service in Wisconsin River Power from 66.88% to 50% and increased the ownership percentage of Wisconsin Power and Light from 33.12% to 50%. The disposition was effective December 31, 2001. Wisconsin River Power is the owner and operator of two dams and related hydroelectric plants, on the Wisconsin River, which have an aggregate installed capacity of approximately 39 megawatts.

Kewaunee Nuclear Power Plant

General

    The Kewaunee plant is a pressurized water reactor plant with a nameplate capacity of 562 megawatts. Since September 24, 2001, the Kewaunee plant has been jointly-owned by Wisconsin Public Service (59%) and Wisconsin Power and Light (41%). The plant is operated by Nuclear Management Company LLC. Nuclear Management Company is owned by five utilities in the upper Midwest and operates these utilities six nuclear power plants. The plants are located in Iowa, Minnesota, Wisconsin, and Michigan. WPS Resources owns a 20% interest in Nuclear Management Company. The plant's operating license expires in 2013. Wisconsin Public Service is considering whether or not to seek extension of the plant operating license to 2033.

Ownership

    On September 24, 2001 Wisconsin Public Service acquired Madison Gas and Electric Company's 17.8% share of the Kewaunee plant for $15.8 million.

    Madison Gas and Electric also agreed to:

1) transfer its qualified decommissioning trust to Wisconsin Public Service,

2) transfer all securities and cash balances in the Madison Gas and Electric Non-Qualified Fund without reduction for any imputed tax liability, to the Wisconsin Public Service Non-Qualified Trust, and

3) continue to make contributions to its Non-Qualified Fund as required by its funding plan for the period September 24, 2001 through December 31, 2002. The fund's investments will be transferred to the Wisconsin Public Service Non-Qualified Trust on January 2, 2003.

    These funds and contributions are expected to fully fund Madison Gas and Electric's share of total expected plant decommissioning costs.

    Madison Gas and Electric will retain its obligation for its share of the costs for final disposal of spent nuclear fuel created up to the time of ownership transfer.

Steam Generator Replacement

    On September 23, 2001, Wisconsin Public Service began its scheduled 72-day outage to refuel the plant and replace its two steam generators. The refueling and steam generator replacement were completed and the plant was back in service on December 4, 2001. Total gross cost of the replacement was approximately $121 million, of which Wisconsin Public Service's share is $71 million. The steam generator replacement recaptured production capacity that had been lost due to degradation of the steam generators over their life, increasing the net production capacity of the plant by 35 megawatts. There were no material unexpected repairs identified during the outage. In response to a general bulletin from the Nuclear Regulatory Commission, the reactor vessel head was inspected and no damage was found.

Plant Regulation

    The Kewaunee plant has been implementing a plan over the last several years to make improvements to plant processes and procedures. Assessments performed by Nuclear Management Company and Kewaunee staff, the Nuclear Regulatory Commission, the Institute of Nuclear Plant Operations, and others reinforced the need to continue this improvement plan.

    In 2000, the Nuclear Regulatory Commission issued a Revised Oversight Process. Although the Oversight Process did not revise any Commission regulations, it provided, for the first time, objective measures of performance, some of which the Nuclear Regulatory Commission had not monitored closely in the past. The Nuclear Regulatory Commission performance measures expanded from solving equipment performance issues to the procedural causes underlying such performance issues. As industry standards evolved toward more rigorous and structured processes, the Kewaunee plant procedures required improvement to remain in compliance. Management has now identified certain areas for improvement in order to ensure the Kewaunee plant operates in accordance with evolving industry and regulatory standards and to minimize the potential for a significant event or regulatory shutdown in light of the new Oversight Process. In 2001, approximately $19 million was spent to address these issues, of which $9.9 million was deferred. Wisconsin Public Service was responsible for its 59% share of these costs.

    We estimate that additional incremental costs for these improvements over the period of 2002 through 2005 to be approximately $52 million. These costs will be included in future rate requests of the Kewaunee co-owners. The Kewaunee co-owners received approval from the Public Service Commission of Wisconsin and the Michigan Public Utility Commission for deferral of the 2001 and 2002 incremental costs associated with these improvements. Wisconsin Public Service will include its 59% share of these costs in its future rate requests.

    Total additional plant capital costs associated with these improvements, over the 2002 through 2003 period are estimated to be $5 million. Wisconsin Public Service will be responsible for its 59% share of these costs.

Radioactive Waste Storage

    The Midwest Compact Commission continues to monitor the availability of disposal facilities for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, South Carolina, has been available for the storage of low-level radioactive waste from the Kewaunee plant in the past. The availability of this site for future waste storage is uncertain. As a result of technology advances, waste compaction, and the reduction of waste generated, the Kewaunee plant has on-site low-level radioactive waste storage capacity sufficient to store all low-level waste expected at the plant over the next 10 years.

Security

    As a result of the events of September 11, 2001, Nuclear Management Company implemented additional security measures at the Kewaunee plant, which remain in effect. The additional measures increased security costs at the plant approximately $480,000 in 2001 and are expected to cost approximately $1.25 million in 2002. Nuclear Management Company, the plant operator, is reviewing the need for additional security measures. The Public Service Commission of Wisconsin has allowed the deferral of the security costs for 2002 and indicated that reasonable additional security costs will be recoverable in rates.

Plant Capacity

    Nuclear Management Company is considering the possibility of implementing improved instrumentation and other changes at the Kewaunee plant to increase net production capacity at the plant by as much as 30 megawatts. The potential improvements, estimated to cost approximately $12 million, could be completed in 2003 or 2004. Wisconsin Public Service would be responsible for its 59% share of these costs.

Depreciation and Decommissioning

    Wisconsin Public Service's current rate order requires the investment in the new steam generators to be recovered using the sum-of-the-years-digits depreciation method over an 8.5-year period beginning with completion of installation of the new steam generators in 2001. The unrecovered plant investment at the end of 2000 and future plant additions will be recovered over a period ending 8.5 years after the installation of the steam generators using a straight-line depreciation methodology. The order further provides for the funding period for decommissioning to be extended from 2002 to the end of 2010.

    At December 31, 2001, the net carrying amount of our investment in Kewaunee plant, including construction work in progress, was approximately $88.5 million. The cost in current dollars for our 59% share of the estimated costs to decommission the Kewaunee plant is $319 million. Wisconsin Public Service decommissioning trust assets at December 31, 2001 totaled $311.3 million. The increases from 2000, in the decommissioning costs and the trust assets are due to the acquisition of Madison Gas and Electric's 17.8% interest in the plant and its decommissioning assets.

    During 2001, $3.3 million of depreciation expense related to unrecovered plant investment was recognized compared with $8.9 million recognized in 2000. As a result of the extension of our funding period through the end of 2010, the 2001 decommissioning funding requirements decreased to $2.6 million compared with $8.9 million in 2000.

    Additional discussion of Kewaunee plant matters is included in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FUEL SUPPLY

Electric Generation Mix

    Wisconsin Public Service's electric generation mix for 2001 and 2000 was:

Energy Sources	2001	2000
Coal	61.4%	63.3%
Purchased power	22.9%	19.4%
Nuclear	11.2%	12.0%
Natural gas/fuel oil	2.6%	3.4%
Hydro	1.9%	1.9%

    Purchased power represents short-term energy purchases.

Fuel Costs

    Wisconsin Public Service's fuel costs for 2001 and 2000 were:

Fuel Source Costs (per million Btus)	2001	2000
Coal	$1.10	$1.08
Nuclear	0.41	0.45
Natural gas	4.42	4.42
Fuel oil	6.83	6.46

Coal

    Coal is the primary fuel source for Wisconsin Public Service, most of which is from the Powder River Basin mines located in Wyoming. Powder River Basin coal is very low in sulfur and meets the standards of the 1990 Clean Air Act for 2001 and beyond. This coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States.

    Wisconsin Public Service continues to test alternative coal sources for its Pulliam and Weston plants. Alternative sources could provide more competitive market pricing and higher Btu content. Coal with higher Btu content will increase generation output and provide flexibility in meeting peak electric demands.

    Most of the coal purchased by Wisconsin Public Service for its wholly-owned plants and purchased by Wisconsin Power and Light for the jointly-owned Edgewater and Columbia plants is done through relatively short-term contracts of up to five years duration. Historically, Wisconsin Public Service has purchased the subbituminous coal directly from the producer. For 2002 and 2003, approximately 23% of the coal requirements for the wholly-owned plants and 13% for the jointly-owned plants have been awarded to a marketer. For 2002, 99% of the wholly-owned and jointly-owned plant requirements are under contract. One long-term contract, for our wholly-owned plants, covers approximately 23% of total requirements and has take-or-pay obligations totaling $83.7 million for the years 2002 through 2016.

    Wisconsin Public Service contracts for coal transportation for its plants under contracts of up to five years duration. Over 90% of our coal transportation is under competitive transportation agreements, which we expect to continue to contribute to competitive fuel costs.

    See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, COMMITMENTS AND CONTINGENCIES regarding "Coal Contracts."

Nuclear Fuel Cycle

    Wisconsin Public Service purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at the Kewaunee plant. Wisconsin Public Service removes and replaces approximately one-third of the 121 fuel assemblies from the reactor every 18 months. Wisconsin Public Service stores spent fuel assemblies at the plant site pending permanent disposal by the United States Department of Energy.

    Wisconsin Public Service purchases uranium concentrates, conversion services, and enrichment services either on the spot market, through a bidding process, or using existing contracts.

    Nuclear Management Company's uranium inventory policy's to maintain sufficient inventory for up to two reactor refuelings. As of December 31, 2001, after the November 2001 refueling, approximately 563,000 pounds of yellowcake (a processed form of uranium ore), or its equivalent, were held in inventory for the plant. Each refueling requires approximately 450,000 pounds of yellowcake. Approximately 350,000 pounds of yellowcake will be acquired in 2002 to meet the requirements of the inventory policy. Inventory includes uranium under contract.

    Conversion services are complete for the nuclear fuel reload scheduled in 2003.

    Wisconsin Public Service has contracted for a fixed quantity of enrichment services through the year 2004. Wisconsin Public Service has the option of purchasing future enrichment services under an existing contract or purchasing from the spot market.

    Wisconsin Public Service has contracted for fuel fabrication services for the next six reloads.

    If, for any reason, the Kewaunee plant is forced to terminate operations, we do not expect the maximum exposure, to the co-owners, related to fuel contracts to exceed $6.5 million. This exposure is due to a long-term fuel fabrication contract with Westinghouse. No financial penalties associated with the present uranium supply, conversion service, or enrichment agreements exist. Uranium inventories could be sold on the spot market.

Spent Nuclear Fuel Disposal

    The federal government is responsible for the disposal or permanent storage of spent nuclear fuel. Legislation is being considered on the federal level to provide for the establishment of a permanent storage facility.

    Spent nuclear fuel is currently being stored at the Kewaunee plant. In 2001, the plant added storage capacity for 215 spent fuel assemblies. At current production levels, this is sufficient storage for all fuel assemblies until the expiration of our current operating license in 2013. Additional capacity will be needed in 2013 for fuel assemblies in use at shutdown or if the plant license is extended.

Funding Decontamination and Decommissioning of Federal Facilities

    The Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of Department of Energy facilities relating to the processing of nuclear fuel. As a result, we are required to pay a surcharge for uranium enrichment services purchased from the Federal government prior to October 23, 1992. On an inflation-adjusted basis, our portion of the obligation related to the Kewaunee plant is approximately $600,000 per year through the year 2007. Madison Gas and Electric has agreed to continue to pay its portion of this annual assessment through 2007.

    Wisconsin Public Service and a number of other nuclear power companies sued the Department of Energy in the United States Court of Federal Claims seeking a refund of the previously paid decontamination and decommissioning surcharge payments. This claim continues in the Court of Federal Claims pending the resolution of other litigation.

Regulatory Matters in the Wisconsin Jurisdiction

Industry Restructuring

    Electric reliability was the primary issue for the Public Service Commission of Wisconsin in 2001. The Public Service Commission of Wisconsin in 2001 focused on:
  transfer of the eastern Wisconsin utilities' transmission assets to American Transmission Company LLC, a generic docket to address the recovery of deferred start-up costs and the increased cost of transmission service from American Transmission Company in member utility rates, approval for construction of the Wausau to Duluth transmission line, and review of various utility and Independent Power Producer proposals for construction of new generation facilities in the state.

    The Public Service Commission of Wisconsin issued an order in 2001 approving the proposed Wausau to Duluth transmission line. The Wausau to Duluth transmission line is a proposed 220-mile, 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota. The line will be constructed by Wisconsin Public Service and Minnesota Power and Light Company. Wisconsin Public Service will transfer its portion of the construction project to American Transmission Company in exchange for an additional equity interest in American Transmission Company. Wisconsin Public Service is responsible for the management and construction of the Wisconsin portion of this project for American Transmission Company.

    The Commission initiated a generic docket to address the potential recovery of deferred 2000 and 2001 start-up costs and increased transmission operating costs of American Transmission Company by the member Wisconsin utilities; Madison Gas and Electric Company, Wisconsin Electric Power Company, Wisconsin Power and Light Company and Wisconsin Public Service. We anticipate completion of the docket in the summer of 2002 , which should identify the costs to be recovered and the method for recovery. Wisconsin Public Service began recovering some of these costs, as a result of its interim rate case order, which was implemented January 1, 2002. The interim recovery of these costs is subject to refund should the costs in the final generic docket be less than the costs included in the interim rates.

    The Commission began evaluating proposals from Wisconsin Electric Power, Customer's First! Coalition (a group of environmental and customer groups), municipal utilities, and cooperative energy providers regarding future construction and ownership of generation facilities in the state. In its first ruling on these proposals, the Commission indicated that Wisconsin Electric Power may proceed with its planning for generation construction and will be able to recover prudent planning expenditures from its customers. On February 1, 2002, Wisconsin Electric Power applied for Certificates of Public Convenience and Necessity for its generation construction proposals.

Electric Supply Issues

    Although the summer of 2001 was generally warmer than normal, the regional electric system did not experience electric shortages and price spikes as experienced in the late 1990s. Purchased power, generation capacity, low natural gas prices and transmission capacity were sufficient to satisfy customer demand. In the summer of 2001, Wisconsin Public Service offered On Line Power Exchange, a new option for its largest customers. On Line Power Exchange is a customer buyback program, which allows Wisconsin Public Service to repurchase capacity from its customers during peak demand periods. This option allows customers to voluntarily sell back all or a portion of their supply. The program allows customers to set the price for their capacity on the Internet in real time based on current, day ahead, or hourly prices. There was significant customer interest in this program, but due to adequate power supply on the system at reasonable prices during the summer, there were very few periods of supply shortages and higher prices for there to be a benefit to the customer or Wisconsin Public Service in 2001.

Customer Rate Matters

    In 2001, Wisconsin Public Service's electric rates were 93% of the state average for residential rates, 81% for commercial rates, and 79% for large industrial rates.

    In 2001, Wisconsin Public Service filed for a 16.1% electric rate increase for 2002, the second year of the biennial rate case filed in 2000. Primary reasons for requesting higher rates in the second year of the biennial period were the costs relating to the Kewaunee steam generator replacement completed in 2001, process improvements necessary to bring the Kewaunee plant operations up to evolving industry standards, deferred startup and higher operating costs from American Transmission Company, transmission and generation infrastructure, customer information system improvements, facilities management system enhancements, security costs at the Kewaunee plant and continuation of the automated meter reading installation project. These increased costs were partially offset by decreased costs for fuel and purchased power due to increased generation from the Kewaunee plant and lower natural gas prices. Wisconsin Public Service requested a 12.6% return on equity, based on a capital structure consisting of 55% equity.

    Due to the fact that a rate order could not be issued by January 1, 2002, Wisconsin Public Service filed for interim rate relief to be effective January 1, 2002. On December 19, 2001, the Commission issued its order for interim rate relief authorizing a $55.5 million, or 10.3%, increase in electric rates effective January 1, 2002. Interim rates are based on a 12.1% return on equity and a 55% common equity capital structure. The interim rates are subject to refund in the event that the revenue requirement in the final rate case is less than the authorized interim revenue requirement. The interim rates will continue until a final rate order is issued. A final decision on the original rate request is expected in April 2002.

Regulatory Matters in the Michigan Jurisdiction

Industry Restructuring

    On June 2, 2000, a law became effective in Michigan, providing all electric customers of investor-owned and cooperative utilities the right to choose their generation supplier by January 1, 2002. This law allows customers to choose their supplier; it did not deregulate utility generation services.

    Wisconsin Public Service and Upper Peninsula Power, along with other Michigan Electric and Gas Association electric utility members, jointly developed and filed open-access tariffs and business practices with the Michigan Public Service Commission. The Commission approved the tariffs with minimal changes. All of the Michigan Electric and Gas Association Companies had open-access tariffs available for customer choice on January 1, 2002. The Michigan Public Service Commission also completed initial orders during 2001 on Slamming and Cramming, Code-of-Conduct, Distribution Performance Standards, Environmental Disclosure, Customer Choice Education, Transition Cost Recovery, Stranded Cost Recovery, a Market Power Study and Supplier Licensing. Some of these orders are or will be challenged for rehearing or in court proceedings. Orders related to Slamming and Cramming are intended to minimize the ability of suppliers to switch customers or add services and associated charges without the customer's consent.

Customer Rate Matters

    In 2001, Wisconsin Public Service continued to be the lowest-cost provider of electric service in Michigan for all customer classes, although one other Upper Peninsula utility had equally low rates for residential and small commercial customers. Wisconsin Public Service rates were 77% of the state average for residential rates, 75% for commercial rates, and 63% for large industrial rates.

    In 2001, Upper Peninsula Power's rates were similar to other small Michigan utilities serving predominantly rural service territories. In comparison to the major utilities in Michigan, Upper Peninsula Power Company rates were 123% of the state average for residential rates, 108% for commercial rates, and 106% for large industrial rates.

    Wisconsin Public Service and Upper Peninsula Power have one-for-one recovery mechanisms for electric fuel and purchased power in Michigan. Although a number of utilities froze their one-for-one recovery mechanisms during the 1990s, Wisconsin Public Service and Upper Peninsula Power did not request a freeze. In the current volatile electric energy market, we feel that passing through these one-for-one costs of energy encourages a competitive market and sends appropriate price signals to customers.

    Other than power supply recovery adjustments, Wisconsin Public Service has not had a Michigan electric rate increase since 1987.

    In August 2001, Upper Peninsula Power's application for a $5.7 million rate increase which had been pending before the Michigan Public Service Commission since October 2000 was dismissed at Upper Peninsula Power's request. Upper Peninsula Power requested a dismissal of this rate case because the information filed in the case was outdated. Upper Peninsula Power intends to submit a new application for rate increases sometime in 2002. Upper Peninsula Power has not experienced a rate increase since 1994.

Regulatory Matters in the Federal Energy Regulatory Commission Jurisdiction

Independent System Operator

    In December 2001, Midwest Independent Transmission System Operator received approval from the Federal Energy Regulatory Commission as the first Regional Transmission Organization in the nation and became operational in the first quarter of 2002. The Federal Energy Regulatory Commission will require several additional compliance filings as part of the approval order.

    As required by Wisconsin Act 9, American Transmission Company joined the Midwest Independent Transmission System Operator. American Transmission Company is made up of the transmission systems formerly owned by Wisconsin Public Service, Upper Peninsula Power, Wisconsin Power and Light Company, Wisconsin Electric Power Company, Madison Gas and Electric Company, Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, and a number of electric municipal and cooperative utilities.

    In a companion order, the Federal Energy Regulatory Commission also denied approval of Alliance Regional Transmission Operator's application to become the second Regional Transmission Company in the Midwest. Alliance proposed to serve the Midwest in portions of Illinois, Michigan, Ohio, the Virginias, and the Carolinas. During 2000, three major members of Midwest Independent Transmission System Operator Illinois Power, Commonwealth Edison, and Ameren, received approval from the Federal Energy Regulatory Commission to withdraw from Midwest Independent Transmission System Operator and join Alliance. The December 2001 Federal Energy Regulatory Commission order strongly encourages Alliance member companies to join the Midwest Independent Transmission System Operator.

    In 2001, additional utilities joined the Midwest Independent Transmission System Operator, extending its market to the Rocky Mountains. Discussions are underway on a combination of Midwest Independent Transmission System Operator with Southwest Power Pool, which covers portions of Louisiana, Mississippi, Arkansas, Oklahoma, Texas, Kansas and New Mexico. Discussions are also underway for a merger of Pennsylvania, Jersey, Maryland Regional Transmission Organization and Midwest Independent Transmission System Operator, which would add portions of Pennsylvania, New Jersey, Maryland and West Virginia.

Customer Rate Matters

    Other than transmission open access tariff cases, ancillary service rates, and adjustments for fuel buyouts, Wisconsin Public Service has not had a Federal Energy Regulatory Commission wholesale rate case since 1987. Wisconsin Public Service anticipates filing a Federal Energy Regulatory Commission general rate case by the end of 2003.

Open Access Transmission Tariff

    On January 1, 2001, Wisconsin Public Service turned over its transmission system to American Transmission Company in exchange for an equity interest in American Transmission Company. Upper Peninsula Power Company also transferred its transmission system to American Transmission Company on June 28, 2001. Wisconsin Public Service filed for new transmission open access tariffs with the Federal Energy Regulatory Commission to eliminate the transmission provisions in its current rates, which are now a part of American Transmission Company's open access transmission tariff. The remaining portions of the Wisconsin Public Service tariff are ancillary service and distribution service provisions. The Upper Peninsula Power portion of this open access transmission tariff will be revised in a similar manner.

Regional Transmission Organizations

    During 2000, the Federal Energy Regulatory Commission accepted American Transmission Company's open access transmission tariff effective January 1, 2001, subject to refund and set it for hearing. The Commission identified four issues that were not approved as filed:
  a 12.2% return on equity,
  recovery of start-up costs,
  operating costs to be included in the rate formula, and
  the phase-in mechanism.

Settlements on all four issues were reached with all interveners in this case and the Federal Energy Regulatory Commission approving the settlements in late 2001. The settlements reduced American Transmission Company rates for Wisconsin Public Service by approximately $7.5 million during the 2001 through 2005 phase-in period. The settlements provided for a 12.2% return on common equity. WPS Resources has a 15% equity investment in American Transmission Company.

Standard Market Design

    In late 2001, the Federal Energy Regulatory Commission started a new initiative to develop a standard wholesale market design. This initiative so far has included preliminary orders on:

  standards of conduct,
  a new test for determining market power related to applications for market-based rate authority, and setting all market-based rates subject to refund if a utility is ever found to have exercised market power.

    This initiative is expected to affect almost all aspects of utility regulation on the wholesale level. Wisconsin Public Service has filed for a triennial review of its market-based rate authority using the new market power test and has also filed comments on the issue of setting market-based rates subject to refunds and the development of electric market design and structure.

Hydroelectric Licenses

    All the Federal Energy Regulatory Commission hydroelectric facility licenses held by Wisconsin Public Service, Upper Peninsula Power, and Wisconsin River Power have been renewed, with the exception of the licenses for Upper Peninsula Power's Bond Falls and Dead River facilities. The Federal Energy Regulatory Commission issued 30-year licenses for the Petenwell and Castle Rock facilities, owned by Wisconsin River Power effective December 7, 2001. Wisconsin Public Service owns 50% of the stock of Wisconsin River Power.

    In 1998, Upper Peninsula Power reached a settlement agreement with federal and state agencies and special interest groups regarding its Bond Falls license. All parties signed the agreement early in 2001. The agreement is the basis for a new license from the Federal Energy Regulatory Commission. Issuance of the new license is expected in late 2002. The license will have a term of 30 to 50 years from the date it is granted.

    Licensing of the Upper Peninsula Power Dead River facility is also progressing. During 2000, Upper Peninsula Power obtained long-term water-power easements from adjacent landowners providing flowage rights required by the Federal Energy Regulatory Commission and the Clean Water Act. Upper Peninsula Power expects issuance of the license in late 2002. The license will have a 30 to 50-year term beginning in August 1991, the date the Federal Energy Regulatory Commission claimed jurisdiction over the Dead River facility.

Other Matters

Research and Development

    Electric research and development expenditures for Wisconsin Public Service totaled $1.1 million for 2001, $1.8 million for 2000, and $1.7 million for 1999. These expenditures were primarily charged to electric operations as incurred.

Customer Segmentation

    Twenty-nine paper mills account for 11% of Wisconsin Public Service's electric revenues. There is no single customer, or small group of customers, the loss of which would have a materially adverse effect on the electric business of Wisconsin Public Service in the current regulatory environment.

ELECTRIC OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION

WISCONSIN PUBLIC SERVICE CORPORATION	2001	2000	1999
Operating revenues (Millions)
Residential and farm	$214.0	$195.4	$183.2
Small commercial and industrial	173.3	164.1	151.3
Large commercial and industrial	137.4	134.3	127.0
Resale and other	86.1	82.2	66.4
Total	$610.8	$576.0	$527.9
Kilowatt-hour sales (Millions)
Residential and farm	2,865.6	2,797.6	2,747.6
Small commercial and industrial	3,310.9	3,257.0	3,135.7
Large commercial and industrial	4,024.0	4,117.7	4,053.2
Resale and other	2,418.4	2,234.6	1,983.6
Total	12,618.9	12,406.9	11,920.1
Customers served (End of period)
Residential and farm	356,497	351,440	345,962
Small commercial and industrial	43,305	42,570	41,394
Large commercial and industrial	227	225	220
Resale and other	898	890	875
Total	400,927	395,125	388,451
Average kilowatt-hour price (Cents)
Residential and farm	7.47	6.98	6.67
Small commercial and industrial	5.23	5.04	4.82
Large commercial and industrial	3.41	3.26	3.13
Production capacity (Summer - kilowatts)
Coal	1,334,100	1,303,200	1,326,100
Nuclear	205,200	204,200	208,000
Hydroelectric	40,500	40,700	53,400
Combustion turbine	375,450	386,200	382,736
Other	8,000	7,600	8,600
Purchased capacity	14,900	14,900	14,900
Total system capacity	1,978,150	1,956,800	1,993,736
Generation and purchases (Thousands of kilowatt-hours)
Coal	8,179,997	8,295,098	8,055,350
Nuclear	1,480,429	1,565,612	1,823,147
Hydroelectric	253,475	249,747	250,306
Purchases and other	3,355,554	2,926,876	2,435,409
Total	13,269,455	13,037,333	12,564,212
Steam fuel costs (Cents per million Btu)
Fossil	112.483	109.990	109.101
Nuclear	40.680	45.241	45.298
Total	101.255	99.766	97.378
System peak - firm (Kilowatts)	2,014,000	1,793,000	1,751,000
Annual load factor	70.61%	80.05%	77.71%

ELECTRIC OPERATING STATISTICS

UPPER PENINSULA POWER COMPANY

UPPER PENINSULA POWER COMPANY	2001	2000	1999
Operating revenues (Millions)
Residential and farm	$26.3	$26.3	$25.1
Small commercial and industrial	20.6	21.0	19.0
Large commercial and industrial	11.1	10.8	10.8
Resale and other	7.0	8.6	7.5
Total	$65.0	$66.7	$62.4
Kilowatt-hour sales (Millions)
Residential and farm	265.4	269.3	263.7
Small commercial and industrial	253.9	259.4	239.7
Large commercial and industrial	215.5	203.5	226.9
Resale and other	179.1	178.3	147.3
Total	913.9	910.5	877.6
Customers served (End of period)
Residential and farm	44,865	44,460	43,309
Small commercial and industrial	5,474	5,446	5,304
Large commercial and industrial	12	12	9
Resale and other	404	386	183
Total	50,755	50,304	48,805
Average kilowatt-hour price (Cents)
Residential and farm	9.98	9.78	9.57
Small commercial and industrial	8.11	8.08	7.95
Large commercial and industrial	5.17	5.32	4.78
Production capacity (Summer - kilowatts)
Coal	17,700	17,700	17,700
Hydroelectric	30,000	30,000	30,000
Combustion turbine	55,000	55,000	55,000
Purchased capacity	65,000	65,000	65,000
Total system capacity	167,700	167,700	167,700
Generation and purchases (Thousands of kilowatt-hours)
Coal	9,444	524	(451)
Hydroelectric	109,355	104,144	126,146
Purchases and other	878,107	890,156	846,088
Total	996,906	994,824	971,783
Steam fuel costs (Cents per million Btu)
Fossil	427.746	933.630	-
System peak - firm (Kilowatts)	158,124	146,100	149,300
Annual load factor	65.90%	71.47%	68.65%

C. NATURAL GAS UTILITY MATTERS

 Natural Gas Market

    WPS Resources' natural gas utility operations are provided by Wisconsin Public Service. As of December 31, 2001, Wisconsin Public Service provided natural gas distribution service to 285,047 customers in 278 municipalities in northeastern and central Wisconsin, and 5,306 customers in and around the City of Menominee, Michigan, for a total of 290,353 natural gas distribution customers. This represents an increase of 54,883 customers, or 23.3%, compared with December 31, 2000. The large increase is due mainly to the acquisition of approximately 50,595 customers as a result of the merger of Wisconsin Fuel and Light into Wisconsin Public Service. The principal cities served by Wisconsin Public Service include Green Bay, Oshkosh, Manitowoc, Sheboygan, Two Rivers, Marinette, Stevens Point, Wausau, and Rhinelander, in Wisconsin, and the City of Menominee in Michigan.

    The natural gas distribution business of Wisconsin Public Service has a significant seasonal component and is impacted by varying weather conditions from year-to-year. In the calendar year 2001, 64% of its natural gas sales and 54% of its total natural gas system throughput occurred during the five winter months of November through March. Total natural gas throughput includes natural gas sales and natural gas delivered for transportation customers. Competition with other forms of energy exists in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Wisconsin Public Service offers interruptible natural gas sales and natural gas transportation service for these customers to enable them to reduce their energy costs through the use of natural gas. Transportation customers purchase their natural gas from other suppliers and contract with Wisconsin Public Service to transport the natural gas from interstate natural gas pipelines to their facilities. Additionally, customers still purchase their natural gas commodity directly from Wisconsin Public Service, but have elected to do so on an interruptible basis. These customers continue to switch from firm system supply to either interruptible system supply or transportation service each year as the economics and service options become attractive for them.

    Natural gas operations also provide interruptible natural gas service to Wisconsin Public Service electric operations for its combustion turbine peaking generators and for start-up, flame stabilization, and peaking use at its Weston and Pulliam coal-fired plants.

    Natural gas sales for customer-owned power generation use are provided on an interruptible basis, with the power plants maintaining alternate fuel capability.

    Natural gas supply has been adequate in Wisconsin, with the only significant constraints being created by the demand of electric generation peakers. While the cost of natural gas increased four fold during the winter of 2000-2001 due to tight supplies nationwide, the cost of natural gas has decreased significantly for the winter of 2001-2002. As a result of the purchased natural gas adjustment clause, Wisconsin Public Service passes all prudently incurred increases and decreases in natural gas purchase costs directly to customers on a current basis.

    Total natural gas deliveries in 2001 for Wisconsin Public Service, including customer-owned natural gas transported, were 74,272,193 dekatherms, a 5.7% increase over 2000. A dekatherm is equivalent to 10 therms or 1 million Btus of energy. Natural gas transported for end-user transport customers made up approximately 45% or 33,718,400 dekatherms of natural gas delivered.

    Peak day natural gas throughput for 2001 occurred on Wednesday, February 21, 2001, with 413,465 dekatherms total natural gas throughput at an average Green Bay temperature of 5.4 degrees Fahrenheit. This compares with the previously reported record natural gas system throughput of 432,928 dekatherms set on February 2, 1996 at an average Green Bay temperature of -23.8 degrees Fahrenheit.

Natural Gas Supply

General

    Wisconsin Public Service manages a portfolio of natural gas supply contracts, pipeline transportation services, and storage services designed to meet its varying load pattern at the lowest reasonable cost.

Pipeline Capacity and Storage

    The service territory of Wisconsin Public Service is primarily served by a single interstate pipeline, ANR Pipeline Company. Through ANR's system, Wisconsin Public Service directly or indirectly accesses North American natural gas supplies from three major natural gas-supply areas:
  Oklahoma, the Texas panhandle, and western Kansas through ANR's Southwest system, the Province of Alberta, Canada through the pipelines of NOVA to the Alberta border, TransCanada Pipelines to Emerson, Manitoba, Viking Gas Transmission to Marshfield, Wisconsin, and then into ANR's system, and the Chicago area through ANR's Joliet Hub.

    Wisconsin Public Service holds firm long-term transportation capacity on the pipeline from each of these three supply areas through November 2010. Wisconsin Public Service holds firm transportation capacity with Viking Gas Transmission Company, to deliver natural gas on a firm basis from its interconnection with TransCanada Pipelines at Emerson, in the Canadian Province of Manitoba, to the interconnection with ANR at Marshfield, Wisconsin. These Canadian natural gas suppliers hold firm capacity on TransCanada Pipelines from Emerson back into the production areas in Alberta, Canada.

    Because of the substantial daily and seasonal swings in natural gas usage in our service territory, Wisconsin Public Service also has contracted with ANR for firm underground storage capacity located in Michigan. Wisconsin Public Service's total firm storage capacity with ANR is 11.6 million dekatherms. There are no known geological formations in Wisconsin capable of being developed into underground storage facilities.

    Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides the ability to purchase natural gas from the production areas at high load factors, thus minimizing supply costs. During the summer, natural gas purchased in excess of market demand is injected into storage. During the winter, natural gas is withdrawn from storage and combined with natural gas purchased in the production areas to meet the increased winter demand. Natural gas from storage provides up to 52% of our supply on winter peak days, approximately 30% of our winter sales volumes, and approximately 20% of our total annual sales volumes.

    For winter peak day needs, Wisconsin Public Service also contracts with third-party suppliers for high deliverability storage in production areas. This high deliverability storage service provides a back-up supply of natural gas for our transportation contracts when other supplies cannot be delivered due to production supply losses caused by extremely cold weather in the production areas.

Supply Contracts

    Wisconsin Public Service contracts for fixed-term firm supplies with between 10 and 15 suppliers each year for natural gas produced in each of the three production areas. Due to the current uncertainty regarding the future role of natural gas utilities in continuing the natural gas supply function, Wisconsin Public Service has continued to pursue contracting for domestic natural gas supplies for terms of one year or less. This will minimize potential stranded natural gas supply contract costs if retail natural gas deregulation should proceed quickly in Wisconsin. Our supply portfolio, as of December 31, 2001, contained domestic contracts with remaining terms of up to ten months, and Canadian contracts with remaining terms of up to 22 months.

    Wisconsin Public Service purchases additional supplies on the monthly spot market as required to supplement supplies from fixed-term firm contracts. Wisconsin Public Service has been an active spot market purchaser since 1985 and has contracts in place with a number of suppliers of spot market natural gas.

    Wisconsin Public Service acquired the natural gas supply and transportation contracts of Wisconsin Fuel and Light on April 1, 2001. Because Wisconsin Public Service and Wisconsin Fuel and Light held similar natural gas supply and transportation contracts, the acquisition of the Wisconsin Fuel and Light contracts is expected to have no significant impact on the combined company's cost of natural gas.

Regulatory Matters in the Wisconsin Jurisdiction

Industry Restructuring

    Little progress was made on natural gas restructuring in Wisconsin over the last year. The timing and details of implementation could have an impact on Wisconsin Public Service because of potential stranded costs associated with interstate pipeline capacity contracts. It is expected that the Public Service Commission of Wisconsin will allow for stranded cost recovery from customers or direct assignment to specific customers of applicable ongoing fixed costs of stranded pipeline capacity contracts should restructuring progress.

    In its 2001-2002 rate application, Wisconsin Public Service proposed to facilitate customer choice of natural gas suppliers through the use of its new automated meter reading system. This customer choice program was approved by the Public Service Commission of Wisconsin to provide customer choice of natural gas suppliers for commercial customers using between 20,000 and 75,000 therms per year beginning November 1, 2001. In its 2002 rate application, Wisconsin Public Service proposes to expand the natural gas customer choice program to all commercial customers using more than 15,000 therms per year beginning November 1, 2002. Wisconsin Public Service expects approval for this expansion from the Public Service Commission of Wisconsin in April 2002. Wisconsin Public Service anticipates expanding this program in the future to all customers, including residential natural gas customers, as the automated meter reading system is installed on its entire system.

Cost Recovery Mechanism

    Wisconsin Public Service implemented a modified one-for-one natural gas cost recovery mechanism in January 1999, in response to Public Service Commission of Wisconsin requirements. This method allows for the recovery of all prudent natural gas supply costs provided those costs meet index-based benchmarks. Under this method, Wisconsin Public Service has been authorized to recover all natural gas commodity costs incurred to date.

Natural Gas Supply Plan

    On June 29, 2001, Wisconsin Public Service filed a three-year natural gas supply plan with the Public Service Commission of Wisconsin detailing its plans to purchase and transport the necessary natural gas supplies for the period November 2001 through October 2004. The Commission approved the Natural Gas Supply Plan in October 2001.

Customer Rates

    In 2001, Wisconsin Public Service filed for a 4.5% natural gas rate increase for 2002, the second year of the biennial rate case filed in 2000. The primary reasons for requesting higher rates in the second year of the biennium included the cost of improvements to the natural gas infrastructure, the customer information system, the facilities management system and the continuation of the automated meter reading project.

    Due to the fact that a rate order could not be issued by January 1, 2002, Wisconsin Public Service filed for interim rate relief to be effective January 1, 2002. In December 2001, the Public Service Commission of Wisconsin issued an order for interim rate relief, authorizing an $11.2 million, or 4.7%, natural gas rate increase starting January 1, 2002. The interim rates will continue until the final rates go into affect, which is expected in April 2002, and are subject to refund with interest if the final authorized revenue requirement is less than the interim authorized revenue requirement. The Commission's interim order included the current authorized return on equity of 12.1% and a capital structure consisting of 55% equity, and several other minor adjustments to the current Commission staff audit revenue requirements in the case.

    Wisconsin Public Service's 2001 natural gas rates were competitive in Wisconsin. Rates were 76% of the state average for commercial and industrial rates, and 101% of the state average for residential rates.

Regulatory Matters in the Michigan Jurisdiction

Industry Restructuring

    In Michigan, the majority of the largest natural gas customers have had a choice of their natural gas commodity supplier since the 1980s. In 2001, the Michigan Public Service Commission approved permanent choice programs for smaller customers for the two largest natural gas utilities in Michigan.

    The small natural gas utilities in the state, including Wisconsin Public Service, are to propose a customer choice program for all customer classes when it is in the best interests of each utility and its customers. There is no timetable for moving this process to the smaller utilities in the state, such as Wisconsin Public Service, but we intend to provide for customer choice of natural gas suppliers for all customers following installation of our automated meter reading system in Michigan.

Natural Gas Cost Recovery Plan

    As required, on December 20, 2001, Wisconsin Public Service filed a five-year Natural Gas Cost Recovery Plan with the Michigan Public Service Commission detailing its plan to purchase and transport the necessary natural gas supplies for the April 2002 through March 2007 period. Wisconsin Public Service expects approval of the Natural Gas Cost Recovery Plan, by the Michigan Public Service Commission, in April 2002.

Customer Rates

    Wisconsin Public Service had some of the lowest commercial and industrial natural gas rates in Michigan during 2001. Its rates were 84% of the state average for commercial and industrial rates, and 114% of the state average for residential rates.

    Wisconsin Public Service has not had a natural gas rate case in Michigan since 1986.

Regulatory Matters in the Federal Energy Regulatory Commission Jurisdiction

    Most of Wisconsin Public Service's involvement in federal regulatory activities in the natural gas area has been through the Wisconsin Distributor Group. This group is made up of several Wisconsin natural gas utilities.

    In 2001, the Wisconsin Distributor Group has been working with ANR and other interested parties to come to an agreement on ANR's compliance filing in response to Order 637 regarding capacity release and intra-day nominations. In July 2001, ANR filed a settlement with the Federal Energy Regulatory Commission that was supported by the Wisconsin Distributor Group and Wisconsin Public Service. In late December, the Federal Energy Regulatory Commission issued an order in this docket. ANR has concerns with some of the changes to the settlement agreement imposed by the Federal Energy Regulatory Commission, and ANR is currently working with interested parties, including the Wisconsin Distributor Group and Wisconsin Public Service, to resolve these issues.

    Also during the past year, Wisconsin Public Service has been working on its own and through the Wisconsin Distributor Group to resolve issues with ANR and the Federal Energy Regulatory Commission concerning negotiated rate agreements. Wisconsin Public Service and ANR negotiated new contracts which both companies felt were in compliance with the then stated policies of the Federal Energy Regulatory Commission. However, after ANR filed the new contracts, the Commission rejected the filing and required ANR to make changes, which reflected changes in Commission policy. Wisconsin Public Service will continue to work with ANR and the Federal Energy Regulatory Commission to resolve the issues concerning negotiated rate agreements in order to maintain the economic and other benefits that it gained through its negotiation with ANR.

    On-going activities in which Wisconsin Public Service will be participating as a member of the Wisconsin Distributor Group include:

1) ANR's compliance filings made in response to Federal Energy Regulatory Commission Orders 637, 637-A and 637-B,

2) a new Viking rate case that was filed in December 2001,

3) the resolution of negotiated rate issues, and

4) the continued monitoring of various dockets filed by ANR Pipeline Company and Viking Gas Transmission Company at the Federal Energy Regulatory Commission.

NATURAL GAS OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service Corporation	2001	2000	1999
Operating revenues (Millions)
Residential	$178.4	$147.4	$114.6
Small commercial and industrial	38.3	28.9	21.9
Large commercial and industrial	70.4	64.8	44.0
Other	34.5	23.4	11.0
Total	$321.6	$264.5	$191.5
Therms delivered (Millions)
Residential	211.3	203.4	190.8
Small commercial and industrial	51.8	45.1	42.5
Large commercial and industrial	114.4	123.7	112.5
Other	28.0	34.4	27.1
Total therm sales	405.5	406.6	372.9
Transportation	337.2	294.5	289.7
Total	742.7	701.1	662.6
Customers served (End of period)
Residential	263,420	213,976	208,975
Small commercial and industrial	23,242	18,285	17,647
Large commercial and industrial	3,114	2,840	2,952
Other	1	1	1
Transportation customers	576	368	330
Total	290,353	235,470	229,905
Average therm price (Cents)
Residential	84.42	72.48	60.07
Small commercial and industrial	73.94	64.13	51.63
Large commercial and industrial	61.54	52.38	39.08

D. WPS POWER DEVELOPMENT, INC.

    WPS Power Development develops, owns, and operates nonregulated electric generation facilities and provides services to the electric power generation industry nationwide and in Canada. Services include project development, engineering and management services, and operation and maintenance services. WPS Power Development has expertise in cogeneration, distributed generation, generation from renewables, and generation plant repowering projects. As of December 31, 2001, WPS Power Development had 175 employees, the majority of whom are members of the International Brotherhood of Electrical Workers Local 1600 Union.

    WPS Power Development owns:

  two-thirds of the Stoneman Power Plant, a 53-megawatt coal-fired merchant steam plant located in southwestern Wisconsin, with plans to expand it to a 250-megawatt coal-fired generating facility by 2006 at a cost of approximately $300 million.
  69 megawatts of hydro and fossil-fueled generation assets located in northern Maine and New Brunswick, Canada, the 473-megawatt coal-fired Sunbury Generation Station in Pennsylvania, the 30-megawatt Westwood Generating Station, which burns waste anthracite coal material, i.e., culm, located in Pennsylvania, a 50-megawatt single cycle natural gas-fired combustion turbine located in Combined Locks, Wisconsin, one-third of a facility in Kentucky which produces synthetic fuel from coal fines, steam boilers in Arkansas and Oregon, and
  landfill and wood waste gas-generating facilities in Wisconsin.

    The 50-megawatt single cycle Combined Locks facility was completed and began generating electricity in October of 2001. WPS Power Development is converting it to a combined cycle system in 2002. Upon completion of the project, which is expected in the second quarter of 2002, the facility will deliver steam energy to Appleton Coated LLC. This will bring the total cost of the facility to approximately $40 million.

    In December 2001, WPS Power Development entered into a stock purchase agreement to acquire CH Resources, Inc. WPS Power Development expects to close this $62 million transaction in the second quarter of 2002. WPS Resources expects to provide temporary financing for this transaction through short-term debt. CH Resources owns three power plants, with a combined capacity of 257 megawatts, and other assets in New York. The power plants are:

  a 95-megawatt combined cycle facility, put in service in 1995, located in Beaver Falls, New York, a 53-megawatt fluidized-bed facility, put in service in 1991, located in Niagara Falls, New York, and a 109-megawatt combined cycle facility, put in service in 1994, located in Syracuse, New York.

    In October 2000, WPS Power Development signed an asset purchase agreement with Sierra Pacific Resources to acquire its 545-megawatt natural gas and oil-fired Tracy/Pinon Power Station. In 2001, before the transaction was finalized, the Nevada legislature passed legislation prohibiting divestiture of utility generation assets in the State of Nevada until July 2003. WPS Power Development is currently working with Sierra Pacific to evaluate the engineering and economic feasibility of modifying the coal gasification unit at the site in order to achieve commercial operation. The original asset purchase agreement does not contain an automatic termination provision if closing does not occur. The agreement does allow either party to terminate the agreement after specified dates in 2002.

    In November 2001 WPS Power Development, through its subsidiary ECO Coal Pelletization #12 LLC, entered into a transaction with a subsidiary of a public company resulting in ECO #12 contributing its synthetic fuel producing machinery to Synfuel Solutions Operating, LLC, a newly formed entity, in exchange for cash and a one-third interest in Synfuel Solutions LLC. The synthetic fuel produced by this facility qualifies for tax credits under Section 29 of the Internal Revenue Code. WPS Power Development entered into this transaction to optimize the economic value of the project, due to the fact that at full capacity the facility generates more tax credits than can be used by WPS Resources on a consolidated basis.

    The transaction generated a pre-tax gain of $40.1 million of which $38.0 million has been deferred as of December 31, 2001, as a result of certain rights of rescission and puts being granted to the transaction's buyer. As these rights of rescission expire and the value of the economic put options to the buyer diminish, WPS Power Development will recognize through earnings the deferred gain on the transaction. The primary contingency in 2002 relates to the receipt of a new private letter ruling from the Internal Revenue Service for this facility. If this ruling is not received, the buyer has the right to rescind the transaction; although, in the event of rescission, WPS Power Development would receive a breakage fee based upon overall production of the facility from the date of the transaction through the date of rescission. In addition, if annualized production at the facility is less than a specified level, the purchase price will be reduced. Conversely, if production levels are higher than a previously negotiated level, WPS Power Development will receive a royalty payment for excess production. WPS Power Development will also receive a royalty payment if Section 29 is extended beyond 2007. The contingency requiring deferral of a portion of the gain until 2003, relates to a series of put options available to the buyer in the event that the facility is destroyed and under IRS regulations would not qualify for tax credits if rebuilt. All such options expire in 2003.

    Concurrent with the sale of a portion of its interest in this project, WPS Power Development purchased the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, on December 31, 2001, $21.3 million was held in escrow, for the former partner, which will be released proportionally as the respective rescission rights and put options expire.

    The annual coal requirements for WPS Power Development owned plants are estimated at 1.2 million tons. Of this amount, approximately 50% will be met through the burning of coal silt. In 2001, WPS Power Development purchased all of its coal supplies through the spot market and short-term contracts due to the breach of a coal supply contract. In 2002, WPS Power Development expects to supply approximately 80% of its annual coal needs through annual coal contracts and its reserves of coal and coal silt. WPS Power Development has approximately a 9-year reserve of coal silt. The remaining coal requirements will be purchased through the spot market.

    In 2002, coal transportation for approximately 25% of annual coal requirements will be supplied under a two-year contract with Norfolk Southern Railroad. The remaining coal transportation is contracted through short term agreements with a variety of transportation providers.

    All the Federal Energy Regulatory Commission hydroelectric facility licenses held by WPS Power Development are current. The 33-megawatt hydroelectric facility owned in New Brunswick, Canada is not subject to licensing.

    Although identifiable price peaks do not occur at any certain time of the year, WPS Power Development believes the nonregulated energy market is subject to seasonal impacts. Generally in the summer months, the demand for electric energy is high, which increases the price at which energy can be sold. In periods of high fuel consumption, generally the winter months, the purchase price of coal and natural gas increase.

    Equity and working capital requirements of WPS Power Development are generally financed through WPS Resources. Project nonrecourse debt financing has been put in place for the Sunbury, Maine, and Canadian generation plants owned by WPS Power Development.

    WPS Power Development acquired the Sunbury generating plant in November of 1999. As a result of both market conditions and issues related to the physical performance of the plant, the project to date has not met management's projected near-term financial performance levels. Due to this lower level of performance in 2001, WPS Resources infused additional capital of $24.5 million into the project to fund operating expenses, capital expenditures, and to ensure the project is in compliance with its project financing debt covenants. Projections going forward indicate that Sunbury will produce adequate cash flows for its operations, with capital contributions being required for capital expenditures. In 2002, capital contributions will be required primarily to fund the project to reduce NOx emissions from the plant by 2003. Those expenditures are estimated to be approximately $13 million. WPS Power Development anticipated these costs when it acquired the plant.

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

    The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone non-attainment area. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. WPS Power Development has acquired emission credits sufficient to meet all emission requirements through the year 2002. Although WPS Power Development has emission credits for 2003, it is unknown whether these will be sufficient to meet its requirements. WPS Power Development estimates that it will incur $16 million in capital costs over the next two years to address environmental regulations at its Sunbury facility.

E. WPS ENERGY SERVICES, INC.

    WPS Energy Services is a diversified, nonregulated energy supply and services company with its principal operations in Illinois, Maine, Michigan, Ohio, and Wisconsin. WPS Energy Services operates in the retail and wholesale nonregulated energy marketplace. Its emphasis is on servicing commercial, industrial, and wholesale customers, as well as "aggregated" residential customers, in the northeast quadrant of the United States and adjacent portions of Canada. Aggregated residential customers are associations or groups of residential customers, which have joined together to negotiate purchases of electric or natural gas energy as a larger group. These associations and groups, in turn, may consist of individuals, municipalities or other types of customers. WPS Energy Services had 103 employees as of December 31, 2001.

    WPS Energy Services provides individualized energy supply options and strategies that allow customers to manage energy needs while capitalizing on opportunities resulting from deregulation. WPS Energy Services provides natural gas, electric and alternate fuel products, real-time energy management services, energy utilization consulting, and project management.

    WPS Energy Services operates in nonregulated energy markets. Its competitors consist of regulated utilities, large energy traders, and other energy marketers. WPS Energy Services competes with other energy providers on the basis of price, reliability, service, consumer convenience, performance, and reputation.

    In 2001, WPS Energy Services entered into several retail electric aggregation contracts, adding 103,500 customers. Total retail electric power sales were 1,944,800 megawatt-hours, and total wholesale electric power sales were 1,696,000 megawatt-hours in 2001. The supply for these contracts has been secured through purchase contracts with entities we believe to be creditworthy, including generation contracts with WPS Power Development.

    On January 8, 2002, WPS Energy Services received a license to operate as an alternative electric supplier to sell electric energy to Michigan retail customers. WPS Energy Services became 1 of 14 licensed alternative electric suppliers in the state. Beginning January 1, 2002, the majority of Michigan retail customers of electric utilities will be able to choose an alternative supplier. WPS Energy Services is also a Federal Energy Regulatory Commission licensed marketer and is transacting business in Maine, Ohio, Pennsylvania, Illinois, and Wisconsin and will soon be in the New York market.

    Since May 2000, WPS Resources has provided limited financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company. Quest is a retail electricity marketing entity, doing business as a registered Alternative Electric Supplier in the state of Michigan. Financial support is in the form of an interest-bearing note with an initial maturity date of May 2005, secured by the assets of Quest. On December 31, 2001, the loan amount remaining was $1.0 million. The note contains certain restrictions on Quest's ability to enter into additional debt instruments. WPS Resources also provides corporate guaranties on behalf of Quest that are not included in its consolidated financial statements. Guaranties have been made to Quest's transmission providers in the amount of $4.5 million. These guaranties assure Quest's ability to pay for the transmission services it purchases from these entities.

    WPS Energy Services provides substantially all of the electric energy supply to Quest on a wholesale basis without requiring the credit assurances required of other wholesale customers. WPS Energy Services exercises its right to evaluate Quest's sales portfolio to verify the portfolio's ability to generate the revenues necessary to pay for purchased wholesale supply. WPS Energy Services further provides computational infrastructure and support services related to the daily operational activities of Quest. At year-end, Quest was current in its payables to WPS Energy Services. On occasion, however, payments from Quest have been late and WPS Energy Services imposes payment penalties on these late payments.

    Although WPS Energy Services is an energy marketer, it has experienced little impact on day-to-day operations as a result of the bankruptcy of Enron Corporation, and is in a net payable position with Enron affiliates. WPS Energy Services has liquidated all open positions with the Enron affiliates and replaced them with other suppliers. The forward contracts with the Enron affiliates provided for payments representing the net liquidation value of the contracts at the time of liquidation, and this net liquidation amount is recorded on the balance sheet as a current accounts payable, contingent upon the outcome of Enron's bankruptcy proceedings. Management believes WPS Energy Services has properly recorded these liabilities. The Enron bankruptcy is expected to have an effect on other companies throughout the industry. As a result, WPS Energy Services is more closely monitoring its credit exposure with other trading partners.

    WPS Energy Services applies mark-to-market accounting in accordance with EITF 98-10. There are no contracts with a term longer than 4 years and most mature within the next 24 months. Contracts are valued on a forward curve derived from exchange based or liquid over-the-counter market quotations. A reserve is created for potential costs and risks, which is netted against expected profits. WPS Energy Services recorded operating reserves, which it deemed sufficient to cover its market positions. WPS Energy has no off balance sheet liabilities related to these contracts.

    WPS Energy is party to a lease, with an independent third party, related to its corporate offices.

    WPS Energy Services works with WPS Power Development to supply fuel for its production facilities and sell the electric energy produced for its current operations as well as future acquisitions.

    WPS Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others. Sales of natural gas generally peak in the winter months, while sales of electric energy generally peak in the summer months. Currently, WPS Energy Services' gross margin mix is between 40% and 50% for both electric and natural gas.

    Currently, capital requirements of WPS Energy Services are financed through the holding company, WPS Resources.

    Although WPS Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from the paper and forest products industry. WPS Energy Services' concentration of sales in any single market sector is decreasing as it expands into the electric aggregation sector of the market.

    WPS Energy Services has a majority interest in a Michigan natural gas storage field, which has been in a test mode and is expected to be commercially operational in April 2002. The storage field will allow for additional flexibility in supplying retail and wholesale customers, sale of storage services to the market, and potential power peaking services.

    WPS Energy Services is not directly subject to significant environmental regulations at this time.

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

    Wisconsin Public Service is subject to regulation by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources with respect to thermal and other discharges from its power plants into Lake Michigan and other waters of Wisconsin. Wastewater discharge permits, with a term of five years, were re-issued by the Wisconsin Department of Natural Resources for the Kewaunee plant in 2000, for the Pulliam plant and Weston Unit 3 in 2002, and for Weston Units 1 and 2 in 2001.

    The ash disposal site for Upper Peninsula Power's John H. Warden Station was closed in 1993. Subsequent groundwater testing indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed and a revised remedial action plan was developed. The plan was submitted to the Michigan Department of Environmental Quality for approval in 2001. A liability of $1.5 million and an associated regulatory asset of $1.5 million have been recorded for estimated future expenditures associated with remediation of this site. Upper Peninsula Power received an order permitting deferral and future recovery of these costs.

    Wisconsin Public Service continues to investigate the environmental cleanup of 10 manufactured gas plant sites, two of which were previously owned by Wisconsin Fuel and Light. The cleanup of the Stevens Point manufactured gas plant site is substantially complete with monitoring of the site continuing. As of August 2001, cleanup of the land portion of both of the Sheboygan sites was substantially complete. Sediment remains to be addressed at the Sheboygan-Campmarina site. Wisconsin Public Service anticipates that work will commence on the land portion of the Oshkosh site in 2002. Costs of these cleanups are within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $43.0 million to $49.8 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements and the assessment of natural resource damages.

    Effective with the Wisconsin Fuel and Light merger, Wisconsin Public Service acquired two former manufactured gas plant sites - Manitowoc and Wausau. Wisconsin Fuel and Light performed the cleanup of the land portion of the Manitowoc site in 1994, and the cleanup is substantially complete. Groundwater treatment and monitoring of the Manitowoc site continue. Wisconsin Public Service has not addressed river sediments near the former Manitowoc gas plant site or any portion of the Wausau site.

    Wisconsin Public Service currently has a $43.4 million liability recorded for gas plant cleanup with an offsetting regulatory asset. Wisconsin Public Service expects to recover cleanup costs net of insurance recoveries in future customer rates. Wisconsin Public Service will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service has received $12.7 million in insurance recoveries, which have been recorded as a reduction in the regulatory asset.

    The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. As part of the State of Wisconsin's plan to reduce ozone levels in the non-attainment area, the state mandated nitrogen oxide reductions for large emission sources. The nitrogen oxide reductions begin in 2003, and the requirements are gradually increased through 2007. This reduction plan affects Edgewater Unit 4. Wisconsin Public Service owns 31.8% of this unit. Edgewater Unit 4 initiated a compliance plan in 2000. The plan includes a combination of combustion optimization and emission trading at a potential cost of approximately $5.0 million for Wisconsin Public Service's share. The State of Wisconsin is also seeking voluntary reductions from utilities with generating facilities located in Wisconsin, but outside the United States Environmental Protection Agency designed ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with nitrogen oxide compliance.

    Based on recent ambient air testing, the State of Wisconsin will be petitioning the United States Environmental Protection Agency to redesignate the ozone non-attainment area to attainment status. The effect the redesignation will have on mandated future nitrogen oxide reduction requirements for Edgewater Unit 4 is uncertain.

    The Wisconsin Department of Natural Resources initiated a rulemaking effort aimed at the control of mercury emissions. Coal-fired generation plants are the primary targets of this effort. The proposed rule was open to comment in October 2001. A Technical Advisory Committee and a Citizen Advisory Committee are reviewing the comments and the proposed rule. A final rule could become effective in 2002. As proposed, the rule requires phased in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost it $105 million per year to achieve the proposed 90% reduction.

    On November 3, 1999, the United States Environmental Protection Agency announced that it was pursuing an enforcement initiative against seven utilities, or their subsidiaries, located in the Midwest and South, as well as the Tennessee Valley Authority. The enforcement initiative alleges that the utilities may have undertaken projects at certain coal-fired generation plants in violation of the Clean Air Act. The United States Environmental Protection Agency is seeking penalties and the installation of additional pollution control equipment at these plants.

    As a continuation of this initiative, the United States Environmental Protection Agency requested on December 14, 2000, that Wisconsin Public Service provide information related to projects undertaken at its Pulliam and Weston plants. Wisconsin Public Service submitted this information on January 16, 2001. Wisconsin Power and Light Company, the operator of the Columbia and Edgewater units co-owned with Wisconsin Public Service, also submitted information related to projects undertaken at the Columbia and Edgewater plants. The United States Environmental Protection Agency requested additional information on February 26, 2001, relating to the Columbia and Edgewater plants. Wisconsin Power and Light Company submitted this information on March 28, 2001, and April 27, 2001. To date, United States Environmental Protection Agency has not requested any additional information for the Pulliam or Weston plants.

    Early compliance with the federal Clean Air Act has generated surplus sulfur dioxide allowances at Wisconsin Public Service. Wisconsin Public Service has sold and will continue to consider the sale of any allowances in excess of its own needs. The Public Service Commission of Wisconsin has ordered that Wisconsin Public Service pass on profits from the sale of allowances to its customers.

    WPS Power Development acquired emission allowances as a result of the purchase of the Sunbury plant in 1999 and the Westwood plant in 2000. The costs assigned to these allowances are charged to expense as the allowances are used. The Sunbury plant also purchases incremental emission allowances on the open market to comply with air regulations. WPS Power Development is installing additional technology to comply with 2003 nitrogen oxide standards. Expenditures for this technology could be significant.

    Other matters pertaining to the environment regarding gas plant cleanup and air quality issues are discussed in Legal Proceedings, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and to the Financial Statements.

G. CAPITAL REQUIREMENTS

    WPS Resources and Wisconsin Public Service will make large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $565 million for the period 2002 through 2004. This includes expenditures for investment in an automated meter reading system, corporate software and systems, and beginning construction projects for new generating facilities. Additional expenditures will be needed through 2007 to complete these generating facilities. Other Wisconsin Public Service capital requirements for the 2002-2004 period include Kewaunee decommissioning trust fund contributions of $7.8 million.

    WPS Resources expects to make capital contributions of up to $92 million to fund construction of our portion of the Wausau to Duluth transmission line which will be transferred to American Transmission Company in exchange for an increase in our equity ownership in American Transmission Company.

    Upper Peninsula Power will incur construction expenditures of approximately $37 million for the period 2002 through 2004, primarily for electric distribution improvements and repairs at hydroelectric facilities.

    There are no commitments for additional acquisition expenditures for the nonregulated subsidiaries at this time other than commitments made under the stock purchase agreement to acquire CH Resources, which is expected to close in the second quarter of 2002, and the asset purchase agreement to acquire the Tracy/Pinon Power Station, which is currently subject to a legislative moratorium and may be terminated before the moratorium expires. WPS Resources expects to provide temporary financing for the CH Resources transaction through short term debt. Future nonregulated projects will be financed through nonrecourse project financings to the extent possible.

    WPS Resources uses internally generated funds and short-term borrowing to temporarily satisfy its capital requirements. WPS Resources may periodically issue additional long-term debt and common stock to reduce short-term debt and maintain desired capitalization ratios.

    WPS Resources filed a shelf registration with the Securities and Exchange Commission, which allows the issuance of an aggregate of $400 million of long-term debt and common stock. Long-term debt of $150 million was issued under the shelf registration in November 1999 to reduce short-term debt and provide equity contributions to its subsidiaries. In December 2001, WPS Resources issued 2.3 million shares of common stock for $79 million under the shelf registration. In August 2001, Wisconsin Public Service issued $150 million of notes at 6.125% due in 2011, the proceeds of which were partially used to refund $53.1 million of 8.8% bonds. In January 2001, WPS Resources began issuing new shares of its common stock under its Stock Investment Plan. In 2001, approximately 545,000 shares were issued under the Stock Investment Plan for approximately $18.6 million.

    At this time, WPS Resources does not anticipate issuing additional debt or equity financing in 2002, although the need for additional financing may change due to the availability of projects, market conditions, or other factors.

    See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, regarding "Future Capital Expenditures."

H. EMPLOYEES

    At December 31, 2001, WPS Resources and its subsidiaries employed 2,856 people. Of this number, 2,380 were employees of Wisconsin Public Service, 156 were employed by Upper Peninsula Power, 175 were employed by WPS Power Development, and 103 were employed by WPS Energy Services, with the remainder employed by WPS Resources and its remaining subsidiaries.

    Of the Wisconsin Public Service employees, 1,832 were electric utility employees and 548 were gas utility employees. Local 310 of the International Union of Operating Engineers represents 1,306 of these employees. The current collective bargaining agreement with Local 310 expires on October 25, 2003.

    Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO represents 123 employees of Upper Peninsula Power. The current collective bargaining agreement with Local 510 expires on April 30, 2002. A new agreement has been reached extending the contract to April 30, 2005.

    Local 1600 of the International Brotherhood of Electrical Workers, AFL-CIO represents approximately 104 employees at the Sunbury generation station owned and operated by a subsidiary of WPS Power Development. The current collective bargaining agreement with Local 1600, which was to expire on May 12, 2002, has been extended to May 12, 2003.

I. RISK FACTORS

    You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this document in connection with any investment in the common stock of WPS Resources or other securities of WPS Resources or Wisconsin Public Service. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

We operate in an increasingly competitive industry, which may affect our future earnings.

    The energy industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressure on electric and natural gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce our utility earnings from retail electric and natural gas sales. The future of deregulation in the utility industry and its impact on our future is uncertain. At the present time, Wisconsin has not adopted legislation or regulations that would allow customers to choose their electric supplier. All Michigan electric customers were able to choose their electric generation suppliers by January 1, 2002 as a result of the Customer Choice Act. The utility industry expects increased competition for generation services in Michigan with the introduction of retail direct access in that state.

    To the extent competitive pressures increase and the pricing and sale of electricity assumes more of the characteristics of a commodity business, the economics of our business may come under increasing pressure. In addition, regulatory changes may increase access to electricity transmission grids by utility and nonutility purchasers and sellers of electricity, thus potentially resulting in a significant number of additional competitors in wholesale power generation.

Our ability to achieve growth in our nonregulated generation business depends upon the availability of suitable projects for purchase or development.

    Our strategy for the growth of our nonregulated generation business depends upon our ability to identify and complete acquisitions and development projects at appropriate prices. Our nonregulated electric generation segment has achieved growth through acquisition and we expect that it will continue to grow through acquisition. There can be no assurance that the projects we have acquired to date or projects that we may acquire in the future will perform as expected or that the returns from those projects will support the indebtedness incurred to acquire them or the capital expenditures needed to maintain or develop them. In addition, many of our competitors are seeking opportunities to acquire or develop energy assets. This competition may adversely affect our ability to make investments or acquisitions.

Changes in state regulatory policy and authorized retail rates of our utility subsidiaries may have a material impact on our income.

    The Public Service Commission of Wisconsin regulates Wisconsin Public Service's retail utility rates in the State of Wisconsin, including Wisconsin Public Service's permitted ratio of debt-to-equity and allowable return on equity. Wisconsin Public Service is generally required to file a rate case with the Public Service Commission of Wisconsin every two years based on a forward-looking test year period. The Michigan Public Service Commission regulates the retail utility rates in the State of Michigan of both Wisconsin Public Service and Upper Peninsula Power. Over time there may be substantial changes in the regulatory environment in both jurisdictions, and any changes could have an adverse effect on the revenues and income of our utility subsidiaries.

If we are unable to sell electricity generated from our facilities at market prices, our revenues and profit margins will be negatively affected.

    The Federal Energy Regulatory Commission has authorized us to sell generation from our nonregulated facilities at market prices. The Federal Energy Regulatory Commission retains the authority to modify or withdraw our market based rate authority. If the Federal Energy Regulatory Commission determines that the market is not workably competitive, that we possess market power or that we are not charging just and reasonable rates, then the Federal Energy Regulatory Commission may require us to sell power at a price based upon the costs we incur in producing the power. Our revenues and profit margins will be negatively affected by any reduction by the Federal Energy Regulatory Commission of the rates we may receive.

Significantly increased fuel and purchased power costs may have an adverse effect on our nonregulated business.

    Our nonregulated subsidiaries, WPS Power Development and WPS Energy Services, may experience increased expenses, including interest costs and uncollectibles, higher working capital requirements and possibly some level of price sensitive reduction in volumes sold as a result of increases in the cost of fuel or purchased power. Our regulated utilities, however, are able to pass on higher natural gas costs, electric production fuel costs and purchased power costs to their customers.

We remain liable for the safe operation, maintenance, and decommissioning of our share of the Kewaunee plant and our share of the expenses of implementing process improvements at the Kewaunee plant.

    We remain liable for the safe operation, maintenance, and decommissioning of our 59% share of the Kewaunee plant even though we transferred operation of the plant to Nuclear Management Company. In addition, we will be liable for our 59% share of the costs of implementing the process improvements currently underway at the plant. The Kewaunee co-owners received approval from the Public Service Commission of Wisconsin and the Michigan Public Utility Commission for deferral of the 2001 and 2002 incremental costs associated with these improvements. Wisconsin Public Service will include its 59% share of these costs in its future rate requests.

We could incur material expenses as a result of our obligations to comply with existing and new environmental laws and regulations.

    We are subject to extensive environmental regulations in connection with the ongoing conduct of our business and to civil and criminal liability for failure to comply with these regulations. We are also generally responsible for all on site liabilities associated with the environmental condition of our power generation facilities, former manufactured gas plant sites and other facilities which we have previously owned and/or operated or currently own and/or operate regardless of when the liabilities arose and whether they are currently known or unknown.

    In addition, as part of an industry wide focus, capital expenditures at two of our coal fired facilities have been the subject of a formal request for information from the Environmental Protection Agency. If an enforcement proceeding or litigation in connection with this request, or in connection with any proceeding for noncompliance with environmental laws, were commenced and resolved against us, we could be required to invest significantly in new emission control equipment, accelerate the timing of other capital expenditures, pay penalties and/or halt certain operations. Moreover, new environmental laws and regulations, or new interpretations of existing laws and regulations, affecting our operations or facilities may be adopted which may cause us to incur additional material expenses.

We are a holding company and our ability to access the revenues and assets of our subsidiaries is subject to a number of limitations.

    In general, any claim of WPS Resources against the assets of its subsidiaries is subject to the prior rights of the creditors of those subsidiaries. In addition, the Wisconsin public utility holding company law prohibits public utility subsidiaries from making loans to, or pledging their credit for, nonutility members of a Wisconsin public utility holding company system, including the holding company.

    Orders of the Public Service Commission of Wisconsin limit the amount of ordinary dividends that Wisconsin Public Service may pay to WPS Resources and require that the debt-to-equity ratio of Wisconsin Public Service remain within a specified range. The articles of incorporation of Wisconsin Public Service also limit the amount of dividends it may pay on its common stock if its common stock and common stock surplus account are less than 25% of its total capitalization. Bond indenture provisions currently limit the amount of dividends, which may be paid by Upper Peninsula Power to WPS Resources.

    Substantially all of the physical assets of Wisconsin Public Service and Upper Peninsula Power secure outstanding bond issues of Wisconsin Public Service and Upper Peninsula Power. Substantially all of the generating assets of WPS Power Development's subsidiaries have been mortgaged to secure acquisition financing.

The Wisconsin Public Utility Holding Company Law requires that corporate holding companies of Wisconsin Public Utilities be corporations organized under the laws of Wisconsin and contains other provisions, which could delay or prevent the acquisition of a Wisconsin Public Utility Holding Company and thus adversely affect the value of our common stock.

    Subject to an exception for certain holding companies organized or created before November 28, 1985, the Wisconsin public utility holding company law requires that any corporation that is a direct or indirect holding company of a Wisconsin public utility be incorporated under the laws of Wisconsin, thereby limiting the number of potential acquirers of WPS Resources. This provision is currently being challenged by another Wisconsin holding company in the federal courts. The Wisconsin public utility holding company law also precludes the acquisition of 10% or more of the voting shares of a holding company of a Wisconsin public utility unless the Public Service Commission of Wisconsin has first determined that the acquisition is in the best interests of utility consumers, investors and the public. Those interests may, to some extent, be mutually exclusive. These provisions of the Wisconsin public utility holding company law may delay, or reduce the likelihood of, a sale or change of control of WPS Resources, thus reducing the likelihood that shareholders will receive a takeover premium for their shares.

Provisions in our articles of incorporation, bylaws and the Wisconsin Business Corporation Law and our shareholder rights plan may inhibit a takeover, which could adversely affect the value of our common stock.

    Our articles of incorporation, bylaws and shareholder rights plan, as well as provisions of the Wisconsin Business Corporation Law, also contain provisions that could delay or prevent a change of control or changes in our management that a shareholder might consider favorable and may prevent you from receiving a takeover premium for your shares.

Internal Revenue Service policies may materially limit the economic benefit we can realize from our synthetic fuel production facility.

    We have significantly reduced our consolidated federal income tax liability for the past three years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. Our ability to further utilize these credits and maximize the value of our synthetic fuel production facility is limited by Section 29. As a result, we have sold a portion of our synthetic fuel facility to a third party, which can utilize the additional credits available given the production capacity of the facility. The IRS strictly enforces compliance with all of the technical requirements of Section 29. The purchaser has the right to rescind the contract if it is unable to obtain a new private letter ruling from the IRS confirming the continuing availability of tax credits from the facility within a specified time frame.  In addition, compliance with Section 29 is likely to be audited by the IRS.

ITEM 2. PROPERTIES

A. UTILITY

Wisconsin Public Service Facilities

    The following table summarizes information on the electric generation facilities of Wisconsin Public Service, including jointly-owned facilities:
Type	Name	Location	Fuel	Rated Capacity (a) (Megawatts)

Steam	Pulliam	Green Bay, WI	Coal	396.1 (b)
	Weston	Wausau, WI	Coal and Gas	490.3 (c)
	Kewaunee	Kewaunee, WI	Nuclear	312.7 (d)
	Columbia - Units 1 & 2	Portage, WI	Coal	345.1 (d)
	Edgewater Unit 4	Sheboygan, WI	Coal	107.5 (d)
_______
Total Steam				1,651.7

Hydroelectric	Various (15 Plants)			55.7 (e)
Combustion Turbine and Diesel	Various (8 Plants)		Gas, Oil, or Diesel	386.1 (f)
_______
Total System				2,093.5

(a) Based on July 2002 capacity ratings.

(b) This plant has six units.

(c) This plant has three units. Two units burn only coal and the other unit can burn coal or natural gas.

(d) These facilities are jointly-owned by Wisconsin Public Service and Wisconsin Power and Light. Nuclear Management Company operates the Kewaunee plant. Wisconsin Power and Light operate the Columbia and Edgewater units. The capacity indicated is our portion of total plant capacity based on the percent of ownership.

(e) Includes 12.4 megawatts purchased from Wisconsin River Power.

(f) Wisconsin Public Service and Marshfield Electric and Water Department jointly own 76.2 megawatts of combustion turbine summer peaking capacity. Wisconsin Public Service is the operator of these jointly-owned facilities. Included are 175.8 megawatts of summer rated capacity from the De Pere Energy Center natural gas turbine in De Pere. Wisconsin Public Service accounts for the De Pere Energy Center unit as a capital lease.

    As of December 31, 2001, Wisconsin Public Service owned 110 distribution substations and 20,701 miles of electric distribution lines. Effective January 1, 2001, all transmission property of Wisconsin Public Service was transferred to American Transmission Company.

    Gas properties include approximately 6,505 miles of main, 82 gate and city regulator stations, and 268,763 lateral services. All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

    Substantially all of Wisconsin Public Service's utility plant is subject to a first mortgage lien.

Upper Peninsula Power Facilities

    The following table summarizes information on the electric generation facilities of Upper Peninsula Power:
Type	Name	Location	Fuel	Rated Capacity (a) (Megawatts)

Steam	Warden	L'Anse, MI	Gas	17.7 (b)

Hydroelectric	Various (9 plants)		Hydro	37.9 (c)

Combustion Turbine	Portage Gladstone	Houghton, MI Gladstone, MI	Oil Oil	23.8 23.8
_____
Total System				103.2

(a) Based on summer 2002 rated capacity.

(b) The J. H. Warden station was taken out of service on January 1, 1994 and is in standby or inactive reserve status.

(c) Included in the nine hydroelectric plants are Escanaba 1, Escanaba 3, and Boney Falls, which generate a total of 7.9 megawatts. All energy produced at these facilities is sold directly to a paper industry customer located in Escanaba, Michigan.

    Upper Peninsula Power owns 2,826 miles of electric distribution lines.

    Effective June 28, 2001 all transmission property of Upper Peninsula Power was transferred to American Transmission Company.

    Substantially all of Upper Peninsula Power's utility plant is subject to a first mortgage lien.

B.  NONREGULATED

WPS Resources Corporation

Asset Management Strategy

    In 2001 WPS Resources initiated a 5 to 7 year program involving the assessment of all assets of its subsidiaries, primarily, Wisconsin Public Service and Upper Peninsula Power, which are no longer needed for operations, identifying alternative uses to maximize their value. The program began with an initial agreement with the State of Wisconsin to ultimately transfer forest and waterfront land along the Peshtigo River in northeastern Wisconsin to the State over a 4-year period.

    In December of 2001, we sold approximately 5,700 acres of land on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources for $13.5 million. This sale was the first transaction in our asset management strategy. The land, which was owned by Wisconsin Public Service, was associated with several hydroelectric projects but was deemed to no longer be necessary for the operation of those facilities. The sale agreement with the Department of Natural Resources also includes options for the Department to purchase, in 2003 and 2004, approximately 5,000 additional acres at less than fair market value, for $11.5 million if all options are exercised. The value associated with the difference between the option price and the fair market value will be treated as a charitable contribution.

WPS Power Development Facilities

    The following table summarizes information on the electric generation facilities of WPS Power Development, including jointly-owned facilities:
Type	Name	Location	Fuel	Nameplate Capacity (a) (Megawatts)

Steam	Stoneman Sunbury Westwood Wyman Combined Locks	Cassville, WI Shamokin Dam, PA Tremont, PA Yarmouth, ME Combined Locks, WI	Coal Coal Culm Oil Gas
 35.0 (a) 425.0  30.0  21.0 (b)  50.0

Hydroelectric	Squa Pan Caribou Tinker	Northern Maine Northern Maine New Brunswick, Canada	Hydro Hydro Hydro
  1.4   0.9  33.5

Combustion Turbine and Diesel	Various (6 Plants)		Gas, Oil, or Diesel
 59.7

_____

Total System
674.5

(a) Mid-American Power, LLC, owns the Stoneman facility. PDI Stoneman, Inc. (a wholly-owned subsidiary of WPS Power Development, Inc.) and B. M. Stoneman, Inc., (a wholly-owned subsidiary of Burns and McDonnell) own 66-2/3% and 33-1/3%, respectively, of Mid-American Power, LLC. The amount reported in the above table represents our two-thirds interest in the plant.

(b) WPS Power Development owns a 3.3455% interest in the Wyman plant. The plant is a 619-megawatt oil-fired facility.

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

WPS Energy Services, Inc.

    WPS Energy Services is currently represented in the bankruptcy proceedings of Enron. WPS Energy Services is in a net payable position with Enron, for which a liability is already recorded on the balance sheet of the company. WPS Energy Services is not expected to be a primary party in the proceedings. Management believes these liabilities are properly recorded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of either WPS Resources or Wisconsin Public Service during the fourth quarter of the fiscal year.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information about outside directors is included in our proxy statement for the Annual Meeting of Shareholders of WPS Resources, which is scheduled to be held on May 9, 2002.

A. Executive Officers Of WPS Resources Corporation as of January 1, 2002

Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	56	Chairman, President, and Chief Executive Officer	02-12-98
		President and Chief Executive Officer	05-01-97
		President and Chief Operating Officer	01-01-96

Patrick D. Schrickel**	57	Executive Vice President	12-29-96

Ralph G. Baeten**	58	Senior Vice President-Finance and Treasurer	07-08-01
		Vice President-Finance and Treasurer	06-10-01
		Vice President-Treasurer and Chief Financial Officer	04-01-01
		Vice President-Treasurer	10-17-99
		Treasurer	12-09-93

Thomas P. Meinz	55	Senior Vice President-Public Affairs	12-24-00
		Vice President-Public Affairs	02-12-98
		Vice President-Power Supply and Engineering	02-23-97*
		Power Supply and Engineering Executive	01-14-96*

Phillip M. Mikulsky	53	Senior Vice President-Development	02-12-98
		Vice President-Development	09-01-95

Joseph P. O'Leary***	47	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance, United Stationers Corporation	05-01-99
		Vice President - Tower Leasing, 360 Degree Communications	11-01-98
		Vice President and Controller, 360 Degree Communications	03-01-96

Bradley W. Andress	47	Vice President-Marketing	01-09-00
		Vice President-Marketing	09-01-98*
		Vice President-Marketing, Lund Holding International	10-28-95

Diane L. Ford	48	Vice President-Controller and Chief Accounting Officer	07-11-99
		Controller and Chief Accounting Officer	05-01-97
		Controller	12-15-93

Richard E. James	48	Vice President-Corporate Planning	12-29-96

Bernard J. Treml	52	Vice President-Human Resources	02-12-98
		Vice President-Human Resources	05-09-94*

Barth J. Wolf	44	Secretary and Manager-Legal Services	09-19-99
		Assistant Secretary and Manager-Legal Services	07-12-98
		Manager-Legal and Risk Management	05-19-96*

Barbara A. Nick	43	Manager-Corporate Services	11-20-00
		Assistant to the President	10-31-99
		Director of Wholesale Energy Services	11-29-98*
		Co-Director of Wholesale Energy Services	05-19-96*

     All officers listed above are also officers of Wisconsin Public Service with the exception of Bradley W. Andress, Phillip M. Mikulsky, Richard E. James, and Barbara Nick.

* Identifies experience with Wisconsin Public Service Corporation.

** Ralph G. Baeten and Patrick D. Schrickel are retiring in the first quarter of 2002.

*** Prior to joining WPS Resources, Joseph P. O'Leary's responsibilities at United Stationers, included leading the finance, treasury, and accounting functions. United Stationers is the largest provider of wholesale business products in North America. At 360 Degree Communications, Mr. O'Leary led the start-up of a new business to launch tower space to wireless communications service providers. Prior to that he led the accounting, purchasing, and cellular fraud control functions for 360 Degree Communications. 360 Degree  Communications was a provider of cellular, long distance, and paying services/products to over 2.6 million customers in 15 states.

B. Executive Officers Of Wisconsin Public Service Corporation as of January 1, 2002
Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	56	Chairman and Chief Executive Officer	02-12-98
		President and Chief Executive Officer	05-04-97
		President and Chief Operating Officer	01-01-96

Patrick D. Schrickel*	57	President and Chief Operating Officer	02-12-98
		Executive Vice President	12-29-96

Ralph G. Baeten*	58	Senior Vice President-Finance and Treasurer	07-08-01
		Vice President-Finance and Treasurer	06-10-01
		Vice President-Treasurer and CFO	04-01-01
		Vice President-Treasurer	08-01-95

Thomas P. Meinz	55	Senior Vice President-Public Affairs	12-24-00
		Vice President-Public Affairs	02-12-98
		Vice President-Power Supply and Engineering	02-23-97
		Power Supply and Engineering Executive	01-14-96

Joseph P. O'Leary**	47	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance, United Stationers Corporation	05-01-99
		Vice President - Tower Leasing, 360 Degree Communications	11-01-98
		Vice President and Controller, Tower Leasing, 360 Degree Communications	03-01-96

Lawrence T. Borgard	40	Vice President-Distribution and Customer Service	11-25-01
		Vice President-Transmission and Engineering	07-23-00
		Vice President-Transmission	07-11-99
		General Manager-Transmission	04-05-98
		Manager-Transmission Planning and Operations	04-06-97
		Regulatory Compliance Supervisor	09-08-96

Diane L. Ford	48	Vice President-Controller	07-11-99
		Controller	03-01-92

Bernard J. Treml	52	Vice President-Human Resources	05-09-94

Barth J. Wolf	44	Secretary and Manager-Legal Services	09-19-99
		Assistant Secretary and Manager-Legal Services	07-12-98
		Manager-Legal and Risk Management	05-19-96

* Ralph G. Baeten and Patrick D. Schrickel are retiring in the first quarter of 2002.

** Prior to joining WPS Resources, Joseph P. O'Leary's responsibilities at United Stationers, included leading the finance, treasury, and accounting functions. United Stationers is the largest provider of wholesale business products in North America. At 360 Degree Communications, Mr. O'Leary led the start-up of a new business to launch tower space to wireless communications service providers. Prior to that he led the accounting, purchasing, and cellular fraud control functions for 360 Degree Communications. 360 Degree  Communications was a provider of cellular, long distance, and paying services/products to over 2.6 million customers in 15 states.

NOTE: All ages are as of December 31, 2001. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WPS Resources Corporation Common Stock Two-Year Comparison

		Price Range
Share Data	Dividends Per Share	High	Low

2001
1st Quarter	$ .515
36.625

31.000

2nd Quarter	.515
35.250

32.200

3rd Quarter	.525
35.400

32.000

4th Quarter	.525
36.800

33.250

Total
	$2.08

2000
1st Quarter	$ .505
26.6875

22.625

2nd Quarter	.505
32.250

25.250

3rd Quarter	.515
33.250

29.625

4th Quarter	.515
39.000

30.0625

Total
	$2.04

Dividend Restrictions

    WPS Resources' principal subsidiary, Wisconsin Public Service, is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Public Service Commission of Wisconsin. Return of capital payments may be declared in order to maintain Wisconsin Public Service's common equity levels consistent with those allowed by the Public Service Commission of Wisconsin. Wisconsin law prohibits Wisconsin Public Service from making loans to WPS Resources and its nonregulated subsidiaries and guaranteeing their obligations.

    Wisconsin Public Service's Articles of Incorporation contain certain limitations on the payment of cash dividends. These limitations are not expected to limit any dividend payments in the foreseeable future.

    At December 31, 2001, WPS Resources had $365.8 million of retained earnings available for dividends.

    Upper Peninsula Power's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $4.5 million of consolidated retained earnings were available at December 31, 2001, for the payment of common stock cash dividends by Upper Peninsula Power.

Investment Index

    Effective with the close of trading on February 8, 2002, WPS Resources was added to the Standard & Poor's MidCap 400 Index.

Common Stock
Listed: New York Stock Exchange

Ticker Symbol: WPS

Transfer Agent and Registrar:	U.S. Bank National Association P. O. Box 2077 Milwaukee, Wisconsin 53201-2077

    As of December 31, 2001, there were 23,478 common stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

WPS RESOURCES CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (1997 TO 2001)

Year Ended December 31
(Millions, except per share amounts and number of employees)	2001	2000	1999	1998	1997

Total operating revenues	$2,675.5	$1,949.0	$1,098.5	$1,063.7	$ 935.8

Net income	77.6	67.0	59.6	46.6	55.8

Total assets	2,870.0	2,816.1	1,816.5	1,510.4	1,435.8

Preferred stock of subsidiaries	51.1	51.1	51.2	51.2	51.6

Long-term debt and capital lease obligation	727.8	660.0	584.5	343.0	347.0

Shares of common stock less treasury stock
and shares in deferred compensation trust
Outstanding at December 31	31.1	26.4	26.8	26.5	26.5
Average	28.2	26.5	26.6	26.5	26.5

Basic earnings per average share of common stock	$2.75	$2.53	$2.24	$1.76	$2.10
Diluted earnings per average share of common stock	2.74	2.53	2.24	1.76	2.10
Dividend per share of common stock	2.08	2.04	2.00	1.96	1.92

Stock price	$36.55	$36.8125	$25.125	$35.25	$33.8125
Book value per share	$23.06	$20.75	$20.16	$19.61	$19.56
Return on average equity	12.8%	12.3%	11.3%	9.0%	10.8%
Number of common stock shareholders	23,478	24,029	25,020	26,319	27,369
Number of employees	2,856	3,030	2,900	2,673	2,902

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (1999 TO 2001)

(Millions, except coverage and weather information)	2001	2000	1999

Operating revenues	$932.3	$840.5	$719.4
Earnings on common stock	80.6	70.4	67.1
Total assets (at December 31)	1,716.4	1,503.2	1,409.9
Long-term debt, net (at December 31)	415.6	370.1	373.1

Coverage
Times interest earned before income taxes	4.64	4.40	4.71
Times interest earned after income taxes	3.39	3.20	3.41
Times interest and preferred dividends
earned after income taxes	3.11	2.93	3.08

Weather information
Cooling degree days	546	330	481
Cooling degree days as a percent of normal	116.9%	70.7%	103.0%
Heating degree days	7,139	7,841	7,273
Heating degree days as a percent of normal	91.9%	98.2%	91.7%

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

2001 Compared with 2000

WPS Resources Corporation Overview

    WPS Resources' 2001 and 2000 results of operations are shown in the following chart:

WPS Resources' Results (Millions, except share amounts)	2001	2000	Change

Consolidated operating revenues	$2,675.5	$1,949.0	37%
Income available for common shareholders	$77.6	$67.0	16%
Basic earnings per share	$2.75	$2.53	9%
Diluted earnings per share	$2.74	$2.53	8%

    Consolidated operating revenues increased due to sales volume growth for all business segments and higher natural gas prices in the first part of 2001. In addition, rate increases at Wisconsin Public Service contributed to increased revenues in 2001. The Public Service Commission of Wisconsin authorized a 5.4% increase in Wisconsin retail electric rates and a 1.5% increase in Wisconsin retail natural gas rates effective January 1, 2001.

    Increased profitability at our nonregulated segments offset a decrease in earnings at our electric and natural gas utility segments resulting in improved earnings in 2001. A gain on the sale of hydro lands as part of our asset management strategy, increased natural gas and electric utility margins, increased electric and natural gas margins at WPS Energy Services, additional tax credits at WPS Power Development and a gain on the sale of a portion of WPS Power Development's investment in its synthetic fuel operation contributed to higher earnings. Partially offsetting these factors were increased operating expenses at all segments and a lower margin at WPS Power Development.

Overview of Utility Operations

    Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power and the natural gas utility operations at Wisconsin Public Service. Income from electric utility operations was $58.8 million in 2001 compared with $60.7 million in 2000. Income from gas utility operations was $8.9 million in 2001 and $11.6 million in 2000.

Electric Utility Operations

    The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $11.4 million, or 3%, primarily due to a 5.4% Wisconsin retail electric rate increase at Wisconsin Public Service which became effective on January 1, 2001.

Electric Utility Results (Millions)	2001	2000	1999

Revenues	$654.4	$623.8	$582.5
Fuel and purchased power	218.2	199.0	187.4
Margin	$436.2	$424.8	$395.1

Sales in kilowatt-hours	12,741,024	12,565,011	12,503,487

    The consolidated electric utility margin increased due to the electric rate increase at Wisconsin Public Service and higher sales volumes to most customer classes at Upper Peninsula Power and Wisconsin Public Service. Summer weather was 66% warmer in 2001 than in 2000, and 17% warmer than normal. Partially offsetting these factors was a 2% decrease in sales to large commercial and industrial customers at Wisconsin Public Service due to declining economic conditions.

    Affecting the electric utility margin was a change in the customer mix at Wisconsin Public Service. Sales to lower margin, non-firm customers increased more than sales to higher margin customers. The lack of new retail electric rates at Upper Peninsula Power also affected the margin negatively. Upper Peninsula Power's application for a $5.7 million rate increase which had been pending before the Michigan Public Service Commission since October 2000 was dismissed in August 2001 at Upper Peninsula Power's request. Upper Peninsula Power requested a dismissal because the information filed in the case was outdated. Upper Peninsula Power intends to submit a new application for rate increases in 2002.

    Our consolidated fuel expense for production plants decreased $5.2 million, or 4%, largely due to decreased production at Wisconsin Public Service's combustion turbine generation plants. Our consolidated purchased power expense, however, increased $24.4 million due to an increase in power purchases and a 19% increase in the cost per kilowatt-hour of power purchases made by Wisconsin Public Service in 2001 compared with 2000. Power purchases were 21% higher in 2001 due to warmer summer weather and the availability of economically priced energy. Also contributing to increased power purchases were a scheduled outage at Wisconsin Public Service's nuclear plant and an unscheduled outage at one of its fossil-fueled generation plants.

    Wisconsin Public Service's Kewaunee Nuclear Power Plant was off-line for a scheduled refueling and replacement of its steam generators which began in late September of 2001. The Kewaunee plant returned to service in early December as scheduled. Wisconsin Public Service is currently a 59% owner of the Kewaunee plant. Wisconsin Public Service's Pulliam Unit 7 was off-line for unscheduled repairs in the fourth quarter of 2001 and returned to service on February 3, 2002. Wisconsin Public Service chose to take advantage of purchased power during these outages because of economically favorable pricing.

    The Public Service Commission of Wisconsin allows Wisconsin Public Service the opportunity to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. In the third quarter of 2001, Wisconsin Public Service submitted a fuel filing with the Public Service Commission of Wisconsin requesting a $1.9 million retail electric rate reduction. The rate reduction was approved and implemented on September 3, 2001. Wisconsin Public Service submitted an additional fuel filing in November 2001, and a rate reduction of $0.3 million was approved and implemented on December 8, 2001.

Gas Utility Operations

    The consolidated gas utility margin represents natural gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.
Wisconsin Public Service Corporation's Gas Utility Results (Millions)	2001	2000	1999

Revenues	$321.6	$264.5	$191.5
Purchase costs	230.2	185.1	117.6
Margin	$ 91.4	$ 79.4	$ 73.9

Throughput in therms	742,722	701,094	662,615

    The gas utility margin at Wisconsin Public Service increased $12.0 million, or 15%, in 2001. This increase was due to a 1.5% increase in Wisconsin retail natural gas rates effective January 1, 2001, and higher overall natural gas throughput volumes of 6%. Increased gas throughput volumes were largely the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in the second quarter of 2001. Gas throughput volumes to large commercial and industrial customers, however, decreased 9% as a result of customers switching to the gas transport customer class and declining economic conditions. Gas throughput volumes to gas transport customers increased 15%. In addition, gas throughput volumes to interruptible customers decreased 6%. Gas throughput volumes were negatively affected by winter weather which was 9% milder in 2001 than in 2000, and 8% milder than normal.

    Wisconsin Public Service's natural gas revenues increased $57.1 million, or 22%, as the result of an increase in the average unit cost of natural gas in the first half of 2001, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

    Wisconsin Public Service's natural gas purchase costs increased $45.1 million, or 24%, largely due to a higher average unit cost of natural gas in the first half of 2001. The higher natural gas prices experienced earlier in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

    Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of natural gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

    Utility operating expenses increased $36.3 million largely due to increased transmission expenses associated with the transfer of assets to American Transmission Company, increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased maintenance costs at the Kewaunee plant during its refueling outage, and higher write-offs of uncollectible accounts.

    The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $4.4 million for 2001, are expected to be recovered in future regulatory proceedings.

    Lower earnings on the nuclear decommissioning fund contributed to a decrease in other income from utility operations. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were offset by decreased depreciation expense. Also contributing to decreased depreciation expense were an extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution.

    Interest expense increased due to the issuance of additional long-term debt by Wisconsin Public Service in August of 2001.

Overview of Nonregulated Operations

    Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development company.

    WPS Energy Services' net income increased to $6.4 million in 2001 compared with $1.7 million in 2000. WPS Power Development's net income increased to $2.3 million in 2001 compared with $0.9 million in 2000.

Overview of WPS Energy Services

    WPS Energy Services' principal business involves nonregulated gas sales. In addition, nonregulated electric sales have become an important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services grew to $1,575.1 million in 2001 compared with $955.6 million in 2000, an increase of 65%. This increase was the result of additional natural gas and electric sales volumes coupled with a higher unit cost of natural gas in the first half of 2001. The higher unit cost of natural gas is also reflected in cost of sales, thus having little impact on margin. Income increased $4.7 million in 2001 due to increased sales and improved operations.

WPS Energy Services' Margins
WPS Energy Services Gas Results (Millions)	2001	2000	1999

Nonregulated natural gas revenues	$1,406.3	$919.5	$288.0
Nonregulated natural gas cost of sales	1,390.4	908.2	283.4
Margin	$ 15.9	$ 11.3	$ 4.6

    Nonregulated gas revenues at WPS Energy Services increased $486.8 million, or 53%, primarily as the result of sales volume growth and higher natural gas prices in the first half of 2001. The nonregulated gas margin increased $4.6 million, or 41%, due to increased sales volumes and exiting from unprofitable market segments.

WPS Energy Services Electric Results (Millions)	2001	2000	1999

Nonregulated electric revenues	$165.0	$33.8	$3.4
Nonregulated electric cost of sales	150.3	29.4	3.2
Margin	$ 14.7	$ 4.4	$ .2

    Nonregulated electric revenues at WPS Energy Services increased $131.2 million, or 388%. The nonregulated electric margin increased $10.3 million, or 234%. Higher electric sales volumes in existing and newly-entered retail electric markets, increased electric wholesale activities, as well as impacts from marketing energy from WPS Power Development's Sunbury plant, contributed to these increases.

WPS Energy Services' Other Expenses

    Other operating expenses at WPS Energy Services increased $8.5 million largely due to costs associated with business expansion and higher write-offs of uncollectible accounts.

Impact of Enron

    Although WPS Energy Services is an energy marketer, it has experienced little impact on day-to-day operations as a result of the bankruptcy of Enron Corporation, and is in a net payable position with Enron affiliates. WPS Energy Services has liquidated all open positions with the Enron affiliates and replaced them with other suppliers. The forward contracts with the Enron affiliates provided for payments representing the net liquidation value of the contracts at the time of liquidation, and this net liquidation amount is reflected on the balance sheet as a current accounts payable, contingent upon the outcome of Enron's bankruptcy proceedings. Management believes these liabilities are properly recorded. The Enron bankruptcy is expected to have an effect on other companies throughout the industry. As a result, WPS Energy Services is more closely monitoring its credit exposure with other trading partners.

Overview of WPS Power Development

    Revenues at WPS Power Development increased $13.4 million, or 10%, primarily due to higher revenues at its Sunbury generation plant of $7.0 million and higher revenues from its steam operations of $7.1 million. WPS Power Development's income was $2.3 million in 2001 compared with $0.9 million in 2000. Additional tax credits of approximately $4 million from its synthetic fuel operation was the primary factor in WPS Power Development's increased income in 2001.

WPS Power Development's Margin
WPS Power Development's Production Results (Millions)	2001	2000	1999

Nonregulated other revenues	$141.5	$128.1	$35.4
Nonregulated other cost of sales	110.2	94.8	18.6
Margin	$ 31.3	$ 33.3	$16.8

    WPS Power Development experienced a decrease of $2.0 million in its margin in 2001 from 2000. The primary factors in this decrease were a $2.8 million margin decrease at Sunbury due to higher fuel costs as a result of purchasing coal at current market prices and higher costs of replacement power during outages. WPS Power Development is attempting to recover a portion of the fuel cost increase through a lawsuit which it filed against a coal supplier for failure to deliver under the terms of a coal supply agreement. The Sunbury margin decrease was partially offset by higher margins at the Westwood generation plant, which was acquired in September of 2000.

WPS Power Development's Other Expenses/Income

    Other operating expenses at WPS Power Development increased by $4.5 million in 2001 compared with 2000, primarily due to costs associated with operations at the Westwood plant, higher payroll expenses, and increased development costs for potential new projects.

    Other income increased $1.8 million, primarily from a portion of the gain that was recognized in the sale of a partial interest in WPS Power Development's synthetic fuel facility.

Tax Credits

    WPS Power Development recorded synthetic fuel tax credits of $21.5 million in 2001, an increase of approximately $4 million over 2000. We used these credits to the extent the tax law permits to reduce our current federal tax liability, and the remainder increased our alternative minimum tax credit available for future years. Approximately $10 million of tax credits where carried over from 2001, which brings the cumulative credits being carried forward to approximately $21 million. Alternative minimum tax credits can be used in future years to reduce our regular tax liability, subject to various limitations. Based on a review of all known facts and circumstances, management has concluded that it is more likely than not that we will be able to use these credits in the future to reduce our federal tax liability.

Overview of Holding Company and Other Operations

    Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced income of $1.3 million in 2001 compared with a loss of $7.9 million in 2000.

    Other nonutility income at Wisconsin Public Service included a pre-tax gain of $13.1 million on the sale of hydro lands in December of 2001. The sale of these hydro lands was the first significant transaction in our five to seven-year asset management strategy to increase shareholder return from the sale, development, or use of certain real estate assets deemed to be no longer essential to operations. In addition, earnings on equity investments were higher in 2001 compared with 2000 primarily due to our investment in American Transmission Company.

    Interest expense increased due to additional short-term borrowing at WPS Resources for working capital needs in the first half of 2001.

2000 Compared with 1999

WPS Resources Corporation Overview

    WPS Resources' 2000 and 1999 results of operations are shown in the following chart:

WPS Resources' Results (Millions, except share amounts)	2000	1999	Change

Consolidated operating revenues	$1,949.0	$1,098.5	77%
Income available for common shareholders	67.0	59.6	12%
Basic and diluted earnings per share	$2.53	$2.24	13%

    The substantial revenue growth was largely due to increased natural gas and electric sales at WPS Energy Services and increased sales at WPS Power Development as we acquired additional customers and expanded into new markets. Part of the increase in revenues was a result of the record high unit cost of natural gas experienced in 2000. Gas cost per therm was 43% higher in 2000 than in 1999. The high unit cost of natural gas was reflected in both revenues and cost of sales, thus having little impact on margin.

    The increase in income and earnings per share was the result of higher electric and natural gas utility margins and increases in WPS Energy Services' electric and natural gas margins. Additionally, a higher margin along with additional tax credits at WPS Power Development contributed to higher income. Partially offsetting these factors were increases in operating and interest expenses, coupled with costs associated with an electric energy contract entered into by WPS Resources as a hedge against potential summer energy price spikes.

Overview of Utility Operations

    Income from electric utility operations was $60.7 million in 2000 compared with $56.1 million in 1999. Income from natural gas utility operations was $11.6 million in 2000 and $11.2 million in 1999. The primary reasons for higher utility net income were a Wisconsin retail electric rate increase and increased natural gas sales volumes as the result of winter weather that was 8% colder in 2000 than in 1999.

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

    Although our consolidated kilowatt-hour sales were only slightly higher, partially due to a 31% cooler summer in 2000 than in 1999, consolidated revenues increased 7% due to the Wisconsin retail electric rate increase at Wisconsin Public Service.

    Our consolidated fuel expense increased $15.7 million, or 14%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generation plants. In addition, the average cost of generation at the combustion turbine plants increased 90% largely as a result of a higher unit cost of natural gas. Generation costs at the Kewaunee plant decreased 14% in 2000 due to its scheduled outage for refueling and maintenance in the second quarter of 2000. A similar outage did not occur in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to full power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Wisconsin Public Service was the operator and 41.2% owner of the Kewaunee plant in 2000. Our consolidated purchased power expense decreased $4.1 million, however, largely due to a 5% decrease in the cost per kilowatt-hour of power purchases made by Wisconsin Public Service in 2000 compared with 1999.

    Annual fuel costs at December 31, 2000 were within the 2% fuel window authorized by the Public Service Commission of Wisconsin and, accordingly, no adjustment was made to electric rates for 2000 fuel costs.

Gas Utility Operations

    The gas utility margin at Wisconsin Public Service increased $5.4 million, or 7%, in 2000 due to an increase in throughput volumes.

    Winter weather was a factor for Wisconsin Public Service's natural gas operations in 2000. Weather was 8% colder in 2000 than in 1999; however, weather was 2% warmer than normal in 2000. Wisconsin Public Service's natural gas revenues increased $73.0 million, or 38%, as the result of a 43% increase in the average unit cost of natural gas coupled with a 6% increase in overall throughput volumes.

    Wisconsin Public Service's natural gas purchase costs increased $67.6 million, or 57%. This increase resulted from a higher average unit cost of natural gas and higher gas volumes purchased of 10%. The higher unit cost of natural gas was reflected in both revenues and gas purchases, thus having little impact on margin.

Other Electric and Gas Utility Expenses/Income

    Utility operating expenses increased $22.3 million. Electric utility operating expenses increased $18.4 million primarily due to costs associated with the scheduled outage and other maintenance activities at the Kewaunee plant.

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

Nonregulated Operations

    WPS Energy Services' net income improved to $1.7 million in 2000 compared with a loss of $3.5 million in 1999. Income at WPS Power Development also improved. WPS Power Development's net income was $0.9 million in 2000 compared with a loss of $3.8 million in 1999.

Overview of WPS Energy Services

    Revenues at WPS Energy Services grew to $955.6 million in 2000 compared with $292.2 million in 1999, an increase of 227%. This increase was the result of additional natural gas and electric sales volumes coupled with a higher unit cost of natural gas. The higher unit cost of gas was also reflected in the cost of sales, thus having little impact on margin. Income increased $5.2 million in 2000 due to a larger increase in electric and gas margins than in the related other operating expenses.

WPS Energy Services' Margins

    The nonregulated gas margin at WPS Energy Services increased $6.7 million largely due to increased sales volumes.

    Natural gas revenues at WPS Energy Services more than tripled in 2000 compared with 1999. This increase was due to sales volumes that doubled as the result of additional sales in the wholesale market and general business growth. In addition, a large portion of the increase was due to a higher unit cost of natural gas in 2000.

    WPS Energy Services' gas cost of sales tripled due to additional natural gas purchases coupled with a higher unit cost of natural gas.

    Electric margins at WPS Energy Services increased $4.2 million in 2000. Electric revenues at WPS Energy Services were $33.8 million in 2000 and $3.4 million in 1999. This increase in revenue resulted from additional electric sales in Pennsylvania and Maine associated with WPS Power Development's assets that were acquired in the second and fourth quarters of 1999. Electric purchases increased $26.2 million due to additional sales volumes.

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

    Tax credits at WPS Power Development increased approximately $16.7 million in 2000. We used these tax credits to the extent the tax law permits to reduce our current federal income tax liability. Approximately $11 million of these tax credits were carried forward from 2000 to reduce our tax liability in subsequent years.

    A large portion of the tax credits at WPS Power Development relate to the operations of its synthetic fuel facilities. Production at the synthetic fuel facility was higher than anticipated in 2000, despite the physical relocation of the project from Alabama to Kentucky during 2000. The facility was taken out of operation in April 2000 to prepare for relocation, and WPS Power Development began operation of the facilities in the new location on September 1, 2000.

    In addition, WPS Power Development reversed $0.9 million of previously recorded losses in the first quarter of 2000 as a result of an equity contribution to its synthetic fuel project by the minority owner. Prior to this transaction, WPS Power Development had been recording 100% of the operating losses of this project because the minority owner's equity had been reduced to zero; however, it had been allocated only 66.7% of the tax credits. Through an agreement with the minority owner, WPS Power Development received 100% of the tax credits and operating results from the project until the minority owner was able to contribute further capital to fund its share of the operating costs.

WPS Power Development's Margin

    WPS Power Development experienced an increase of $16.5 million in its margin in 2000. This increase was largely due to the operation of the electric generation facilities acquired in Maine and Canada in the second quarter of 1999 and in Pennsylvania in the fourth quarter of 1999.

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

    Additional costs at the Sunbury generation plant in Pennsylvania lowered results at WPS Power Development, particularly in the fourth quarter of 2000. This included higher production costs, higher maintenance costs (both planned and accelerated) and increased costs of replacement power while the plant was undergoing maintenance. The decision was made to move some maintenance scheduled in future years into 2000 to coincide with other plant downtime. The accelerated maintenance at the Sunbury plant was intended to enhance availability in 2001 and future years.

Overview of Holding Company and Other Operations

    Holding Company and Other Operations experienced a loss of $7.9 million in 2000 compared with a loss of $0.4 million in 1999. The increased loss was primarily due to additional interest expense, increased operating expenses, and a cost of $3.8 million for an electric energy contract entered into by WPS Resources in 2000 as a hedge against potential summer energy price spikes.

BALANCE SHEET - WPS RESOURCES CORPORATION

2001 Compared With 2000

    Customer and other receivables decreased $69.8 million and accrued unbilled revenues decreased $27.4 million as the result of milder weather and a substantially lower unit cost of natural gas experienced in December of 2001 compared with December of 2000.

    Regulatory assets increased $16.5 million as the result of deferred costs related to compliance with certain Nuclear Regulatory Commission requirements and additional regulatory assets acquired as a result of the Wisconsin Fuel and Light merger, largely related to future environmental remediation costs. Other assets increased $104.7 million largely as a result of the investment in American Transmission Company, goodwill associated with the Wisconsin Fuel and Light merger, and an increase in pension assets.

    Assets from risk management activities decreased $155.1 million and liabilities from risk management activities decreased $219.6 million largely due to changes in forward prices.

    Short-term debt decreased $83.4 million as the result of replacing short-term debt with additional long-term debt at Wisconsin Public Service and common stock equity at WPS Resources. The current portion of long-term debt includes $50.0 million of 7.30% first mortgage bonds at Wisconsin Public Service which mature on October 1, 2002. We currently have no plans to refinance these bonds with long-term debt. Long-term debt increased $67.8 million as the result of additional senior notes issued at Wisconsin Public Service in the third quarter of 2001 and obtaining financing through tax exempt bonds for WPS Power Development's Westwood plant in the second quarter of 2001.

    Regulatory liabilities increased $27.8 million primarily due to the deferral of $11.8 million in pension settlement gains resulting from employees transferring from Wisconsin Public Service to Nuclear Management Company, LLC. Other long-term liabilities increased $47.9 million primarily due to the deferred gain of $38.0 million on the sale of a portion of WPS Power Development's ownership interest in its synthetic fuel operation.

FINANCIAL CONDITION - WPS RESOURCES CORPORATION

Investments and Financing

    Payments for return of capital of $35.0 million were paid by Wisconsin Public Service to WPS Resources in 2001. WPS Resources made equity contributions of $95.0 million to Wisconsin Public Service in 2001. These payments and equity contributions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order. WPS Resources also contributed $54.8 million of equity to Wisconsin Public Service for the Wisconsin Fuel and Light acquisition.

    WPS Resources also made equity contributions of $12.0 million to Upper Peninsula Power Company in 2001. These equity contributions were made to maintain appropriate average common equity ratios. WPS Resources and WPS Power Development made equity contributions of $15.5 million and $9.0 million, respectively, to Sunbury Generation, LLC for expenditures at the Sunbury generation plant.

    Cash requirements exceeded internally generated funds by $112.8 million in 2001. Short-term borrowings through commercial paper decreased $104.6 million as the result of issuing additional long-term debt at Wisconsin Public Service and the sale of common stock at WPS Resources in 2001. Our pretax interest coverage, including nonrecourse debt, was 2.33 times for the 12 months ended December 31, 2001.

    In October 1999, WPS Resources filed a shelf registration with the Securities and Exchange Commission, which allowed the issuance of $400.0 million in the aggregate of public long-term debt and common stock. Long-term debt of $150.0 million was issued in 2000 and common stock of $79.0 million was issued in 2001 under the shelf registration.

    Effective January 2001, we began issuing new shares of common stock for our Stock Investment Plan and for certain of our stock-based employee benefit plans. Equity increased by $18.6 million in 2001 as a result of these plans. WPS Resources also repurchased $1.1 million of existing common stock for stock-based compensation plans.

    Wisconsin Public Service issued $150.0 million of 6.125% senior notes in the third quarter of 2001, with part of the proceeds used to retire $53.1 million of 8.8% first mortgage bonds. The remainder of the proceeds was used to reduce short-term debt and support working capital requirements. The senior notes are secured by a pledge of first mortgage bonds but become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

    WPS Resources sold $79.0 million of common stock in the fourth quarter of 2001 resulting in a net increase in common equity of $76.0 million after issuance costs.

    In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. WPS Westwood Generation is obligated to repay the refunding bonds. WPS Resources agreed to guaranty WPS Westwood Generation's obligation to provide sufficient funds to pay the refunding bonds and the related obligations and indemnities.

    Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, for Wisconsin Public Service are expected to be approximately $565 million in the aggregate for the 2002 through 2004 period. Larger projects include $60 million for automated meter reading, $27 million for computer software and systems, and $68 million for the start of construction of generation facilities that will continue to be constructed through 2007.

    Other capital requirements for Wisconsin Public Service for the three-year period include contributions of $7.8 million to the Kewaunee plant's decommissioning trust fund.

    In 2004, the second phase of Wisconsin Public Service's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, will be accounted for as a capital lease. The De Pere Energy Center lease will be capitalized at approximately $80 million.

    Upper Peninsula Power is expected to incur net construction expenditures of about $37 million in the aggregate for the period 2002 through 2004, primarily for electric distribution improvements and repairs at hydro facilities. In addition, Upper Peninsula Power is considering the potential need for construction of a combustion turbine at an estimated cost of $41 million during the 2002 through 2003 timeframe.

    Identified capital expenditures for WPS Power Development for 2002-2004 include the acquisition of the CH Resources generating facilities for approximately $62 million in 2002, $13 million for handling NOx emissions at the Sunbury facility, and $4.7 million for generation facilities at the Combined Locks Energy Center. Other capital expenditures for WPS Power Development for 2002-2004 could be significant depending on its success in pursuing development and acquisition opportunities. When applicable, non-recourse financing will be sought for funding significant portions of these acquisitions.

   WPS Resources expects to make capital contributions of up to $92 million to fund construction of our portion of the Wausau to Duluth transmission line which will be transferred to American Transmission Company in exchange for an increase in our equity ownership in American Transmission Company.

Regulatory

    On December 21, 2000, Wisconsin Public Service received an order from the Public Service Commission of Wisconsin authorizing a 5.4% increase in retail electric rates and a 1.5% increase in retail natural gas rates for 2001 and 2002. A 12.1% return on equity was approved. The new rates were implemented on January 1, 2001.

    On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail natural gas rates for 2002. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. The Public Service Commission of Wisconsin's order, originally expected to be issued in January 2002, has now been delayed until April 2002.

    Wisconsin Public Service received an interim rate order on December 19, 2001 and implemented interim rates on January 1, 2002. The order authorized a $55.5 million, or 10.3%, retail electric rate increase and a $11.2 million, or 4.7% retail natural gas rate increase. Interim rates are based on a 12.1% return on equity, with equity constituting 55% of the capital structure, are subject to refund to the extent interim revenues exceed revenue authorized in the final rate order, and will be in effect until superseded by the final rate order establishing new rates. Wisconsin Public Service anticipates that it will not be required to refund revenues collected under the interim rates.

    Upper Peninsula Power intends to submit an application with the Michigan Public Service Commission for rate increases sometime in 2002 and anticipates new rates will be effective in 2003.

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

    Wisconsin Public Service used the purchase method of accounting and recorded $41.9 million of total premium associated with the purchase. Of that total, $36.1 million was recorded as goodwill and $5.8 million after-tax was recorded as an acquisition adjustment included in plant. The acquisition adjustment is expected to be recovered in Wisconsin retail rates over the period 2003-2005 as approved by the Public Service Commission of Wisconsin.

American Transmission Company, LLC

    In the first and second quarters of 2001, Wisconsin Public Service and Upper Peninsula Power transferred transmission assets at their net book value to American Transmission Company in exchange for cash and an approximate 15% ownership interest in American Transmission Company.

    The Public Service Commission of Wisconsin initiated a generic docket to address the potential recovery of deferred 2000 and 2001 start-up costs and increased transmission operating costs of American Transmission Company by the member Wisconsin utilities including Wisconsin Public Service. Completion of the docket is anticipated in the spring of 2002 and should identify the costs to be recovered and the method for recovery. Wisconsin Public Service began recovering some of these costs, as a result of its interim rate case order, which was implemented January 1, 2002. The interim recovery of these costs is subject to refund should the costs in the final generic docket be less than the costs included in the interim rates.

    American Transmission Company implemented new Federal Energy Regulatory Commission tariffs, subject to refund, on January 1, 2001. Settlements related to issues surrounding these tariffs were approved in late 2001. The settlement reduced transmission rates for Wisconsin Public Service by approximately $8 million during the 2001-2005 phase-in period.

    On August 17, 2001, the Public Service Commission of Wisconsin approved the construction of a 220-mile 345 kV transmission line from Wausau, Wisconsin to Duluth, Minnesota. The joint project of Wisconsin Public Service and Minnesota Power had received the approval of the Minnesota Public Service Commission in March of 2001. Construction of the line is expected to begin in 2002 with completion in 2005. Our funding obligation of the construction costs is estimated to be between $46 million and $92 million. Our interest in the line will eventually be contributed to American Transmission Company for an increased equity interest in American Transmission Company. We anticipate that our equity interest in American Transmission Company may increase to approximately 25% after completion and contribution of the line.

Kewaunee Nuclear Plant

    On January 1, 2001, Wisconsin Public Service's administrative employees at the Kewaunee plant transferred to Nuclear Management Company, LLC. As a result of these employees leaving the Wisconsin Public Service benefit plans, a curtailment loss of $8.8 million was experienced. Most of the curtailment loss was deferred as a regulatory asset. We recognized settlement gains of $12.8 million in 2001 as a result of these employees and other former employees taking withdrawals from the pension plan during the year. The majority of the settlement gains were recorded as a regulatory liability. Wisconsin Public Service will return the net of settlement gains and curtailment losses to ratepayers in future rates.

    The Kewaunee plant's co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment beginning March 27, 2001 to the incremental costs associated with compliance with certain Nuclear Regulatory Commission requirements mandating improvements to plant procedures. Wisconsin Public Service received an order to recover the deferred costs subject to review by the Public Service Commission of Wisconsin in a future rate proceeding. Wisconsin Public Service has deferred approximately $10 million as a regulatory asset through December 31, 2001.

    On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric's 17.8% interest in the Kewaunee plant for $17.5 million. This acquisition increased Wisconsin Public Service's ownership interest in the Kewaunee plant to 59%.

Security

    On December 19, 2001, the Public Service Commission of Wisconsin authorized Wisconsin Public Service to defer additional costs incurred with regard to increased security measures at Kewaunee and other facilities. The deferred security costs will be addressed in Wisconsin Public Service's rate proceeding to be filed in 2002 for 2003 rate relief.

Wisconsin River Power Company

    Wisconsin Public Service's ownership interest in Wisconsin River Power Company decreased to 50% effective December 31, 2001 as the result of the sale of a portion of its ownership interest to Wisconsin Power and Light Company.

Acquisition of Generation Facilities

    On September 10, 2001, Mid-American Power, LLC, a joint venture of WPS Power Development and Burns & McDonnell, announced a plan for construction of an additional 200 megawatts of electrical capacity at the existing 53-megawatt Stoneman power plant in Cassville, Wisconsin. Construction is expected to begin in 2003 with completion by the first quarter of 2006.

    We expect the Combined Locks Energy Center, a cogeneration project owned by WPS Power Development and located at the Appleton Coated paper mill in Combined Locks, Wisconsin, to begin full operation by May 1, 2002. WPS Energy Services will market the electric energy produced by the facility in the wholesale electric marketplace. Construction is underway to install a heat recovery steam generator which will complete the cogeneration aspect of the project.

    In December 2001, WPS Power Development reached an agreement to purchase the stock of CH Resources, Inc. which owns three power plants and other assets. The $62 million transaction is subject to regulatory approvals and is expected to close in the second quarter of 2002. WPS Resources is expected to issue short-term debt in order to provide equity funding to WPS Power Development for this acquisition.

ECO Coal Pelletization #12 LLC Operations

    In November 2001, WPS Power Development, through its subsidiary ECO Coal Pelletization #12 LLC, entered into a transaction with a subsidiary of a public company resulting in ECO #12 contributing its synthetic fuel producing machinery to a newly formed entity in exchange for cash and a one-third ownership interest in the newly formed entity.

    The transaction generated a pre-tax gain of $40.1 million of which $38.0 million has been deferred as of December 31, 2001 as a result of certain rights of rescission and written puts being granted to the buyer. As these rights of rescission expire and the amount of the put options granted to the buyer diminishes, WPS Power Development will recognize the deferred gain on the transaction.

    Concurrent with the partial sale of this project, WPS Power Development bought out the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, on December 31, 2001, $21.3 million was held in escrow, which will be released proportionally as the respective rescission rights and put options expire.

Sunbury Generation, LLC

    WPS Power Development acquired the Sunbury generation plant in November of 1999. As a result of both market conditions and issues related to the physical performance of the plant, the project to date has not met management's projected near-term financial performance levels. Due to this lower level of performance, WPS Resources and WPS Power Development contributed additional capital into the project to fund operating expenses and capital expenditures and to ensure that the project complies with its project financing debt covenants. In 2001, capital contributions amounted to $24.5 million. Projections going forward indicate that Sunbury will produce adequate cash flows for its operations, with capital contributions being required for capital expenditures. In 2002, capital contributions will be required primarily to fund a project to reduce NOx emissions from the plant. Those expenditures are estimated to be approximately $13 million and were anticipated when the plant was acquired.

TRENDS - WPS RESOURCES CORPORATION

Critical Accounting Policies

    We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Judgments and uncertainties about the application of these accounting policies along with estimates and other assumptions may affect reported results. We consolidate the financial statements of all majority-owned subsidiaries. All significant intercompany transactions are eliminated.

    Wisconsin Public Service and Upper Peninsula Power follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and their financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating each utility. For Wisconsin Public Service, these include the Public Service Commission of Wisconsin, 90% of revenues; the Michigan Public Service Commission, 2% of revenues; and the Federal Energy Regulatory Commission, 8% of revenues.

    Although unlikely, should Wisconsin Public Service or Upper Peninsula Power no longer meet the criteria for applying Statement No. 71, we would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs.

    We accrue estimated amounts for services rendered but not yet billed. We reserve an estimate for potential uncollectible customer accounts based on historical uncollectible experience and specific customer identification where practical.

    WPS Energy Services follows the requirements of Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to its customers. WPS Energy Services also uses derivatives to manage market risk associated with anticipated energy purchases as well as trading activities. Derivatives may include futures and forward contracts, price swap agreements, and call and put options. Accordingly under Issue No. 98-10, WPS Energy Services marks its energy trading contracts to fair value on the balance sheet, and recognizes changes in market value in earnings.

Impact of New Accounting Standards

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

    We concluded that the majority of contracts at our utility subsidiaries and at WPS Power Development for the purchase, sale, and storage of natural gas, electricity, coal, and nuclear fuel do not meet the definition of a derivative as defined under Statement No. 133 and, therefore, are not subject to the accounting requirements of Statement No. 133. Wisconsin Public Service entered into a limited number of commodity contracts that meet the definition of a derivative. We believe that any gains or losses resulting from the settlement of these contracts will be collected from, or refunded to, retail customers. Derivative assets and liabilities that are recorded as a result of these derivative contracts are offset with corresponding regulatory assets and liabilities. At January 1, 2001, Wisconsin Public Service recorded a derivative asset and an offsetting regulatory liability of approximately $17 million. The cumulative effect on income was not significant.

    WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold to customers at firm prices. WPS Energy Services also uses derivatives to manage market risk associated with anticipated energy purchases as well as trading activities. WPS Energy Services concluded that its energy contracts were trading contracts and, therefore, applies Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Accordingly, WPS Energy Services recorded its energy contracts at fair value on the balance sheet, with changes in fair value recognized in earnings. Because WPS Energy Services marks its energy trading contracts to market in accordance with Issue 98-10 and does not anticipate designating any derivative contracts as hedges for accounting purposes, the adoption of Statement No. 133 did not have a material impact at WPS Energy Services.

    We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The financial statement impact of adapting Standard No. 142 was immaterial. In accordance with the requirements of this statement, we ceased amortizing the goodwill associated with the Wisconsin Fuel and Light merger at January 1, 2002, and prepared a preliminary evaluation of the fair market value of the gas utility business segment to assess the potential impairment of the goodwill balance. Based on the estimated fair value, an impairment charge was not required.

Liquidity

    WPS Resources normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. We may periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We seek non-recourse financing for funding some nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. The specific forms of financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

    The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities	A+ A-1 A-	Aa3 P-1 A1
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA- A A-1+	Aa1 A1 P-1

    These ratings are among the best in the energy industry and have allowed us to access commercial paper and long-term debt markets on favorable terms.

    Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective.

    The recapture of its operating and capital costs through ratemaking mechanisms such as the electric fuel window, purchased gas adjustment clause, and frequent rate adjustments based on projected test years have a positive impact on Wisconsin Public Service's liquidity.

    WPS Resources and Wisconsin Public Service maintain separate commercial paper borrowing programs in compliance with the Public Service Commission of Wisconsin's directives. Factors affecting the commercial paper credit ratings at both WPS Resources and Wisconsin Public Service include the overall credit strength for the company, the ratings on its long-term debt, the amount of its short-term debt, and the amount and quality of the bank facilities backing up its commercial paper borrowing. If the company's long-term debt rating were to fall below a rating of A+/A-1, the potential exists for a downgrade in its commercial paper rating.

    WPS Resources holds credit lines to back 100% of its commercial paper borrowing and letters of credit. Included in the credit lines of WPS Resources, and also of Wisconsin Public Service, are credit lines of $10 million and $15 million, respectively, that require both companies to maintain a commercial paper rating of A-1/P-1. A decrease in ratings below that level could adversely affect the company by increasing the interest rates at which it can borrow, restricting its ability to obtain lines and letters of credit, and potentially limiting the availability of funds to the company in the commercial paper market. A restriction in the company's ability to use commercial paper borrowing for its working capital needs could require it to secure funds through bank loans resulting in higher interest expense and delayed availability of funds.

    WPS Energy Services maintains underlying agreements to support its electric and gas trading operations. In the event of a deterioration of WPS Resources' credit rating, most of these agreements allow the counter-party to demand additional assurance of payment. This provision could pertain to existing business, new business, or both with the counter-party. The additional assurance requirements could be met with letters of credit, surety bonds, or cash deposits and would likely result in WPS Resources being required to maintain increased bank lines of credit, incur additional expenses, and could restrict the amount of business WPS Energy Services can conduct.

    WPS Energy Services uses the NYMEX and over-the-counter financial markets to hedge its exposure to physical customer obligations. These hedges are closely correlated to the customer contracts, but price movements on the hedge contracts may require financial backing. Certain movements in price for contracts through the NYMEX exchange require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counter-party to require additional collateral to cover the increased obligation. Market price changes could cause significant near term cash requirements to support the business. Increased requirements related to market price changes should only result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

    WPS Power Development has some projects which are partially funded by non-recourse debt. These debt obligations have certain debt coverage covenants related to liquidity that must be met. Factors that can impact liquidity at these projects are overall electric market conditions, the physical availability of the project to meet contractual requirements, the cost and availability of required inputs to production, and the level of operating and maintenance costs. If any of these projects should fall below the required debt coverage levels, WPS Resources can either contribute additional equity or, if market conditions are such that the project is no longer considered viable, abandon the project.

Contractual Obligations and Commercial Commitments

    The following tables summarize the contractual obligations and commercial commitments of WPS Resources, including its subsidiaries.

		Payments due by period
Contractual Obligations (Millions)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt principal and interest payments	$1,173.2	$102.7	$230.3	$ 86.9	$753.3
Minimum capital lease obligations	124.7	5.2	16.9	12.3	90.3
Operating leases	4.9	2.7	1.9	0.2	0.1
Unconditional purchase obligations	1,228.2	694.9	444.3	28.2	60.8
Total contractual cash obligations	$2,531.0	$805.5	$693.4	$127.6	$904.5

    Long-term debt principal and interest payments represent bonds, notes, and loans held by WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet.

    Wisconsin Public Service records minimum capital lease obligations on its balance sheet at net present value. The above table represents the total future obligation.

    Unconditional purchase obligations represent energy supply contracts at WPS Energy Services and certain commodity purchase contracts at Wisconsin Public Service and WPS Power Development. The energy supply contracts at WPS Energy Services have offsetting energy sale contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Lines of credit	$133.3	$60.0	$73.3	$-	$-
Standby letters of credit	18.4	18.3	0.1	-	-
Guaranties	4.5	4.5	-	-	-
Total commercial commitments	$156.2	$82.8	$73.4	$-	$-

    The WPS Resources Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $500 million to support the business operations of WPS Energy Services which are not reflected in the table above. WPS Resources primarily issues the guaranties to counter-parties in the wholesale electric and natural gas marketplace to meet the counter-parties' requirements and permit WPS Energy Services to operate within these markets. The authorized amount of the guaranties is in excess of the amount of obligations actually backed by the WPS Resources guaranties. The amount supported is dependent on the amount of outstanding business WPS Energy Services has with the counter-parties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

    The WPS Resources Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. WPS Resources has issued approximately $130 million in guaranties which are not reflected in the table above. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements, borrowings, and counter-parties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The authorized amount of the guaranties is in excess of the amount of obligations actually backed by WPS Resources' guaranties. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. The guaranties are required to support WPS Power Development in its normal operations of energy production and the sale of electricity. WPS Resources reflects WPS Power Development's obligations supported by these parental guaranties on its consolidated balance sheets or in the footnotes to its financial statements.

    Since May 2000, WPS Resources has provided limited financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company. Quest is a retail electricity marketing entity, doing business as a registered Alternative Electric Supplier in the state of Michigan. Financial support is in the form of an interest-bearing note with an initial maturity date of May 2005, secured by the assets of Quest. On December 31, 2001, the loan amount remaining was $1.0 million. The note contains certain restrictions on Quest's ability to enter into additional debt instruments. WPS Resources also provides corporate guaranties on behalf of Quest that are not included in its consolidated financial statements. Guaranties have been made to Quest's transmission providers in the amount of $4.5 million. These guaranties assure Quest's ability to pay for the transmission services it purchases from these entities. These guaranties are reflected in the table above.

    WPS Energy Services provides substantially all of the electric energy supply to Quest on a wholesale basis without requiring the credit assurances required of other wholesale customers. WPS Energy Services exercises its right to evaluate Quest's sales portfolio to verify the portfolio's ability to generate the revenues necessary to pay for purchased wholesale supply. WPS Energy Services further provides computational infrastructure and support services related to the daily operational activities of Quest. At year-end, Quest was current in its payables to WPS Energy Services. On occasion, however, payments from Quest have been late and WPS Energy Services imposes payment penalties on these late payments.

Trading Activities

    WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange which includes spreads, contracts, and options. Basis pricing is derived from published indices (Gas Daily, Natural Gas Intelligence, and Inside FERC) and well-documented broker quotes. WPS Energy Services bases electric prices on published indices and well-documented broker quotes. Because the majority of the contracts have a term of less than 36 months, the forward curves have a reasonable degree of liquidity and WPS Energy Services does not determine any forward price curves internally. Low tolerance for price risk causes WPS Energy Services to use financial instruments to hedge substantially all its positions and, therefore, changes in the primary variable, which is the forward price curves, has little impact on the net fair value of the contracts as marked-to-market. An outside company with an established practice in energy risk evaluation verified the electric mark-to-market position at December 31, 2001 due to the large increase in new business and the introduction of new electric risk management software. The results of its independent calculation were consistent with those generated by WPS Energy Services.

WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts January 1, 2001	$ 7.3	$0.3	$ 7.6
Less contracts realized or settled during period	2.2	0.3	2.5
Plus fair value of new contracts entered into during period and other changes in fair value	8.7	6.3	15.0
Fair value of contracts outstanding at December 31, 2001	$13.8	$6.3	$20.1

    The fair value of contracts at January 1, 2001 and December 31, 2001, reflect the values reported on the balance sheet for net mark-to-market assets as of those dates. Contracts realized or settled include the value of contracts in existence at January 1, 2001 that were no longer in the net mark-to-market assets as of December 31, 2001. Mark-to-market gains and losses related to contracts that are still included in WPS Energy Services portfolio at December 31, 2001, are included in the fair value of new contracts entered into during the period. These amounts represent the mark-to-market gain or loss at the inception of these contracts. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current year. The gains or losses from these offsetting positions are not reflected in the table above. Although WPS Energy Services strives to maintain a balanced book of back-to-back transactions, due to systems limitations, any ineffectiveness in hedging activity for 2001 has been included under "fair value of new contracts entered into during period" in the table above.

WPS Energy Services, Inc. Contract Aging at Fair Value
Source of Fair Value (Millions)	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted	$12.0	$(0.8)	-	-	$11.2
Prices provided by external sources	0.2	(0.1)	-	-	0.1
Prices based on models and other valuation methods	3.0	4.5	1.3	-	8.8
Total fair value	$15.2	$ 3.6	$1.3	-	$20.1

    Prices actively quoted includes NYMEX and over-the-counter contracts. Prices provided by external sources includes basis swaps. Prices based on models and other valuation methods include retail natural gas and electric contracts due to the volume optionality that exists in those contracts. We derive from active quotes, or external sources provide, pricing, the most significant variable in the mark-to-market calculation, for all contracts in the above table.

Related Party Transactions

    We do not have material related party transactions nor other relationships which would allow us to negotiate terms of material transactions on less than an arm's-length basis.

Electric Utility Restructuring - Wisconsin

    Electric reliability continues to be the primary issue for the Public Service Commission of Wisconsin. Industry restructuring and retail generation open access remain secondary issues in the state.

    The Public Service Commission of Wisconsin is evaluating proposals regarding future construction and ownership of generation facilities in the state. The Public Service Commission of Wisconsin authorized Wisconsin Electric Power Company to proceed with its planning for generation construction. On February 1, 2002, Wisconsin Electric Power applied for Certificates of Public Convenience and Necessity for its generation construction proposals. This application is being reviewed, however, and further approval is required in order for Wisconsin Electric Power to proceed.

Electric Utility Restructuring - Michigan

    In June 2000, a law was enacted which provides Michigan retail electric customers the right to choose their generation supplier by January 1, 2002. Wisconsin Public Service and Upper Peninsula Power, along with other Michigan Electric and Gas Association members, jointly developed and filed open access tariffs and business practices with the Michigan Public Service Commission prior to January 1, 2002.

Gas Utility Restructuring - Wisconsin

    In its 2001-2002 Wisconsin retail rate application, Wisconsin Public Service proposed to facilitate customer choice of natural gas suppliers through the use of its new automated meter reading system. The proposal was approved by the Public Service Commission of Wisconsin and provided customer choice of gas suppliers for large commercial customers beginning on November 1, 2001. Customer choice will be offered to additional commercial customers beginning on November 1, 2002. This program will be expanded to all customers as the automated meter reading system is installed system-wide.

Gas Utility Restructuring - Michigan

    Most of Michigan's largest gas customers are allowed to choose their natural gas commodity supplier. The smaller Michigan natural gas utilities, including Wisconsin Public Service, are to propose a customer choice program for all customer classes when it is in the best interests of each utility and its customers. Wisconsin Public Service intends to provide customer choice to its Michigan customers following the implementation of its automated meter reading system in that state.

Environmental

    Wisconsin Public Service estimates future undiscounted investigation and cleanup costs of 10 former manufactured gas sites to be in the range of $43 million to $50 million. We may adjust these estimates in the future contingent upon remedial technology, regulatory requirements, and the assessment of environmental damages.

    Wisconsin Public Service currently has a $43.4 million liability recorded for gas plant cleanup with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs net of insurance recoveries in future customer rates. We will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service has received $12.7 million in insurance recoveries which have been recorded as a reduction in the regulatory asset.

    The state of Wisconsin developed a nitrogen oxide reduction plan for all utilities in the ozone non-attainment area established by the United States Environmental Protection Agency in southern Wisconsin. The nitrogen oxide reductions begin in 2003, and the requirements are gradually increased through 2007. This reduction plan affects Edgewater Unit 4. Wisconsin Public Service owns 31.8% of this unit. A compliance plan for Edgewater Unit 4 was initiated in 2000. The plan includes a combination of combustion optimization and emission trading at a potential cost to Wisconsin Public Service of approximately $5 million. The State of Wisconsin is also seeking voluntary reductions from units outside the ozone non-attainment area which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with nitrogen oxide compliance.

    The Wisconsin Department of Natural Resources initiated a rulemaking effort aimed at the control of mercury emissions. Coal-fired generation plants are the primary target of this effort. The proposed rule was open to comment in October 2001. A final rule could be issued in the spring of 2002. As proposed, the rule requires phased in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost $105 million per year for it to achieve the 90% reduction.

    Early compliance with the Federal Clean Air Act has generated surplus sulfur dioxide allowances at Wisconsin Public Service. Wisconsin Public Service has sold and will continue to consider the sale of any allowances in excess of its own needs. The Public Service Commission of Wisconsin has ordered that profits from the sale of allowances be passed on to Wisconsin Public Service's customers.

    WPS Power Development acquired emission allowances as a result of the purchase of the Sunbury plant in 1999 and the Westwood plant in 2000. The costs assigned to these allowances are charged to expense as the allowances are used. The Sunbury plant also purchases incremental emission allowances on the open market to comply with air regulations. WPS Power Development is installing additional technology in order to comply with the 2003 nitrogen oxide standards. Expenditures for this technology could be significant.

Asset Management Strategy

    In December 2001 Wisconsin Public Service sold 5,740 acres of land on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources for $13.5 million. This sale was the first significant transaction in a five to seven-year asset management strategy we adopted in 2001. The agreement with the Department of Natural Resources includes two options, one exercisable in 2003 and the other in 2004, whereby the Department may acquire, at less than fair value, approximately 5,000 additional acres for $11.5 million if both options are exercised. The value associated with the difference between the option price and the fair value will be treated as a charitable contribution.

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

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

    Wisconsin Public Service Corporation is a regulated electric and natural gas utility. Electric operations accounted for approximately 66% of 2001 revenues, while gas operations contributed 34% to 2001 revenues.

2001 Compared with 2000

Wisconsin Public Service Corporation Overview

    Wisconsin Public Service's 2001 and 2000 results of operations are shown in the following chart:

Wisconsin Public Service's Results (Millions)	2001	2000	Change

Operating revenues	$932.3	$840.5	11%
Earnings on common stock	80.6	70.4	14%

    Sales volume growth, rate increases, and higher natural gas prices in the first part of 2001 contributed to increased revenues. The Public Service Commission of Wisconsin authorized a 5.4% increase in Wisconsin retail electric rates and a 1.5% increase in Wisconsin retail natural gas rates effective January 1, 2001.

    Earnings from electric utility operations were $57.8 million in 2001 compared with $58.2 million in 2000. Earnings from gas utility operations were $5.9 million in 2001 and $11.6 million in 2000. Other nonutility income from the gain on the sale of hydro lands as part of our asset management strategy and increased utility margins contributed to higher overall earnings. Partially offsetting these factors were increased operating expenses.

Electric Utility Operations

    Wisconsin Public Service's electric utility margin increased $13.0 million, or 3%, primarily due to a 5.4% Wisconsin retail electric rate increase which became effective on January 1, 2001.

Electric Utility Results (Millions)	2001	2000	1999

Revenues	$610.7	$576.0	$527.9
Fuel and purchased power	212.8	191.1	170.6
Margin	$397.9	$384.9	$357.3

Sales in kilowatt-hours	12,618,877	12,406,917	11,920,148

    Wisconsin Public Service's electric utility margin increased due to the electric rate increase and higher sales volumes to most customer classes at Wisconsin Public Service. Summer weather was 66% warmer in 2001 than in 2000, and 17% warmer than normal. Partially offsetting these factors was a 2% decrease in sales to large commercial and industrial customers due to declining economic conditions.

    Also affecting the electric utility margin was a change in the customer mix. Sales to lower margin, non-firm customers increased more than sales to higher margin customers.

    Wisconsin Public Service's fuel expense for production plants decreased $5.7 million, or 4%, largely due to decreased production at its combustion turbine generation plants. Wisconsin Public Service's purchased power expense, however, increased $27.4 million due to an increase in power purchases and a 19% increase in the cost per kilowatt-hour of power purchases made in 2001 compared with 2000. Power purchases were 21% higher in 2001 due to warmer summer weather and the availability of economically priced energy. Also contributing to increased power purchases were a scheduled outage at Wisconsin Public Service's nuclear plant and an unscheduled outage at one of its fossil-fueled generation plants.

    Wisconsin Public Service's Kewaunee plant was off-line for a scheduled refueling and replacement of its steam generators in late September of 2001. The Kewaunee plant returned to service in early December as scheduled. Wisconsin Public Service is currently a 59% owner of the Kewaunee plant. Wisconsin Public Service's Pulliam Unit 7 was off-line for unscheduled repairs in the fourth quarter of 2001 and returned to service on February 3, 2002. Wisconsin Public Service chose to take advantage of purchased power during these outages because of economically favorable pricing.

    The Public Service Commission of Wisconsin allows Wisconsin Public Service the opportunity to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. In the third quarter of 2001, Wisconsin Public Service submitted a fuel filing with the Public Service Commission of Wisconsin requesting a $1.9 million retail electric rate reduction. The rate reduction was approved and implemented on September 3, 2001. Wisconsin Public Service submitted an additional fuel filing in November 2001, and a rate reduction of $0.3 million was approved and implemented on December 8, 2001.

Gas Utility Operations

    Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.

Wisconsin Public Service Corporation's Gas Utility Results (Millions)	2001	2000	1999

Revenues	$321.6	$264.5	$191.5
Purchase costs	230.2	185.1	117.6
Margin	$ 91.4	$ 79.4	$ 73.9

Throughput in therms	742,722	701,094	662,615

    The gas utility margin at Wisconsin Public Service increased $12.0 million, or 15%, in 2001. This increase was due to a 1.5% increase in Wisconsin retail natural gas rates effective January 1, 2001, and higher overall natural gas throughput volumes of 6%. Increased gas throughput volumes were largely the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in the second quarter of 2001. Gas throughput volumes to large commercial and industrial customers, however, decreased 9% as a result of customers switching to the gas transport customer class and declining economic conditions. Gas throughput volumes to gas transport customers increased 15%. In addition, gas throughput volumes to interruptible customers decreased 6%. Gas throughput volumes were negatively affected by winter weather which was 9% milder in 2001 than in 2000, and 8% milder than normal.

    Wisconsin Public Service's natural gas revenues increased $57.1 million, or 22%, as the result of an increase in the average unit cost of natural gas in the first half of 2001, increased throughput, and the 1.5% increase in Wisconsin retail gas rates.

    Wisconsin Public Service's natural gas purchase costs increased $45.1 million, or 24%, largely due to a higher average unit cost of natural gas in the first half of 2001. The higher natural gas prices experienced earlier in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

    Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of natural gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

    Utility operating expenses increased $36.3 million largely due to increased transmission expenses associated with the transfer of assets to American Transmission Company, increased payments to the Wisconsin Department of Administration for demand-side management (energy conservation) activities, increased maintenance costs at the Kewaunee plant during its refueling outage, and higher write-offs of uncollectible accounts.

    The Public Service Commission of Wisconsin has allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $4.4 million for 2001, are expected to be recovered in future regulatory proceedings.

    Lower earnings on the nuclear decommissioning fund contributed to a decrease in other income from utility operations. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were offset by decreased depreciation expense. Also contributing to decreased depreciation expense were an extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution.

    Interest expense increased due to the issuance of additional long-term debt by Wisconsin Public Service in August of 2001.

Other Nonutility Income

    Other nonutility income at Wisconsin Public Service included a pre-tax gain of $13.1 million on the sale of hydro lands in December of 2001. The sale of these hydro lands was the first significant transaction in our five to seven-year asset management strategy to increase shareholder return from the sale, development, or use of certain real estate assets deemed to be no longer essential to operations. In addition, earnings on equity investments were higher in 2001 compared with 2000 primarily due to our investment in American Transmission Company.

2000 Compared with 1999

Overview

    Wisconsin Public Service's 2000 and 1999 results of operations are shown in the following chart:

Wisconsin Public Service's Results (Millions)	2000	1999	Change

Operating revenues	$840.5	$719.4	17%
Earnings on common stock	70.4	67.1	5%

    Earnings from electric utility operations were $58.2 million in 2000 compared with $54.1 million in 1999. Earnings from natural gas utility operations were $11.6 million in 2000 and $11.2 million in 1999. The primary reasons for higher utility earnings were a Wisconsin retail electric rate increase and increased natural gas sales volumes as the result of winter weather that was 8% colder in 2000 than in 1999.

Electric Utility Operations

    Wisconsin Public Service's electric utility margin increased $27.6 million, or 8%, primarily due to a 4.6% Wisconsin retail electric rate increase which became effective on January 1, 2000. This rate increase was primarily intended to recover additional fuel and purchased power costs for the year. The 2000 electric rate increase also took into account the expected gain on the sale of utility assets which is discussed under "Other Electric and Gas Utility Expenses/Income."

    Electric utility revenues increased $48.1 million, or 9%, due to a 4% increase in overall sales volume coupled with the Wisconsin retail electric rate increase. Sales volumes increased in spite of summer weather that was 31% cooler in 2000 than in 1999.

    Fuel expense increased $15.3 million, or 14%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generation plants. In addition, the average cost of generation at the combustion turbine plants increased 90% largely as a result of a higher unit cost of natural gas. Generation costs at the Kewaunee plant decreased 14% in 2000 due to its scheduled outage for refueling and maintenance in the second quarter of 2000. A similar outage did not occur in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to full power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Wisconsin Public Service was the operator and 41.2% owner of the Kewaunee plant in 2000 and 1999. Purchased power expense decreased $5.2 million, however, largely due to a 5% decrease in the cost per kilowatt-hour of power purchases made by Wisconsin Public Service in 2000 compared with 1999.

    Annual fuel costs at December 31, 2000 were within the 2% fuel window authorized by the Public Service Commission of Wisconsin and, accordingly, no adjustment was made to electric rates for 2000 fuel costs.

Gas Utility Operations

    Wisconsin Public Service's gas utility margin increased $5.4 million, or 7%, in 2000. This increase was primarily due to an increase in throughput volumes.

    Winter weather was a factor for natural gas operations in 2000. Weather was 8% colder in 2000 than in 1999; however, weather was 2% warmer than normal in 2000. Natural gas revenues increased $73.0 million, or 38%, as the result of a 43% increase in the average unit cost of natural gas coupled with a 6% increase in overall throughput volumes.

    Natural gas purchase costs increased $67.5 million, or 57%. This increase resulted from a higher average unit cost of natural gas and higher gas volumes purchased of 10%. The higher unit cost of natural gas is reflected in both revenues and gas purchases, thus having little impact on margin.

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

BALANCE SHEET - WISCONSIN PUBLIC SERVICE

2001 Compared with 2000

    Regulatory assets increased $16.6 million as the result of deferred costs related to compliance with certain Nuclear Regulatory Commission requirements and additional regulatory assets acquired as a result of the Wisconsin Fuel and Light merger, largely related to future environmental remediation costs. The goodwill balance of $35.4 million relates to Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in 2001. Investments and other assets increased $56.2 million largely as a result of Wisconsin Public Service's ownership interest in American Transmission Company.

    Commercial paper decreased $60.0 million as the result of replacing short-term debt with additional long-term debt at Wisconsin Public Service. The current portion of long-term debt includes $50.0 million of 7.30% first mortgage bonds which mature on October 1, 2002. We currently have no plans to refinance these bonds with long-term debt. Long-term debt increased $46.8 million as the result of additional senior notes issued in the third quarter of 2001.

    Regulatory liabilities increased $28.0 million primarily due to the deferral of $11.8 million in pension settlement gains resulting from employees transferring from Wisconsin Public Service to Nuclear Management Company, LLC.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

    Payments for return of capital of $35.0 million were paid by Wisconsin Public Service to WPS Resources in 2001. WPS Resources made equity contributions of $95.0 million to Wisconsin Public Service in 2001. These payments and equity contributions allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order. WPS Resources also contributed $54.8 million of equity to Wisconsin Public Service for the Wisconsin Fuel and Light acquisition.

    Cash requirements exceeded internally generated funds by $17.9 million in 2001. Short-term borrowings through commercial paper decreased $60.0 million as the result of issuing additional long-term debt at Wisconsin Public Service in the third quarter of 2001. Pretax interest coverage was 4.64 times for the 12 months ended December 31, 2001.

    Standard & Poor's has recently reviewed the credit ratings of many of the Wisconsin utilities. The current credit ratings for Wisconsin Public Service are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA- A A-1+	Aa1 A1 P-1

    We normally use internally-generated funds and short-term borrowing to satisfy most of our capital requirements. We may periodically issue additional long-term debt to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.

    Wisconsin Public Service issued $150.0 million of 6.125% senior notes in the third quarter of 2001, with part of the proceeds used to refinance $53.1 million of 8.8% first mortgage bonds. The remainder of the proceeds was used to reduce short-term debt and support working capital requirements. The senior notes are secured by a pledge of first mortgage bonds but become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

    Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, for Wisconsin Public Service are expected to be approximately $565 million in the aggregate for the 2002 through 2004 period. Larger projects include $60 million for automated meter reading, $27 million for computer software and systems, and $68 million for the start of construction of generation facilities that will continue to be constructed through 2007.

    Other capital requirements for Wisconsin Public Service for the three-year period include contributions of $7.8 million to the Kewaunee plant's decommissioning trust fund.

    In 2004, the second phase of Wisconsin Public Service's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, will be accounted for as a capital lease. The De Pere Energy Center lease will be capitalized at approximately $80 million.

Regulatory

    On December 21, 2000, Wisconsin Public Service received an order from the Public Service Commission of Wisconsin authorizing a 5.4% increase in retail electric rates and a 1.5% increase in retail natural gas rates for 2001 and 2002. A 12.1% return on equity was approved. The new rates were implemented on January 1, 2001.

    On April 12, 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for additional rate relief in 2002. Wisconsin Public Service requested an $86.8 million, or 16.1%, increase in retail electric rates and a $13.5 million, or 4.5%, increase in retail natural gas rates for 2002. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. The Public Service Commission of Wisconsin's order, originally expected to be issued in January 2002, has now been delayed until April of 2002.

    Wisconsin Public Service received an interim rate order on December 19, 2001 and implemented interim rates on January 1, 2002. The order authorized a $55.5 million, or 10.3%, retail electric rate increase and a $11.2 million, or 4.7% retail natural gas rate increase. Interim rates are based on a 12.1% return on equity, with equity constituting 55% of the capital structure, are subject to refund to the extent interim revenues exceed revenues authorized in the final rate order, and will be in effect until superseded by the final rate order establishing new rates. Wisconsin Public Service anticipates that it will not be required to refund revenues collected under the interim rates.

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

    Wisconsin Public Service used the purchase method of accounting and recorded $41.9 million of total premium associated with the purchase. Of that total, $36.1 million was recorded as goodwill and $5.8 million after-tax was recorded as an acquisition adjustment included in plant. The acquisition adjustment is expected to be recovered in Wisconsin retail rates over the period 2003-2005 as approved by the Public Service Commission of Wisconsin.

American Transmission Company, LLC

    In the first quarter of 2001, Wisconsin Public Service transferred transmission assets at their net book value to American Transmission Company in exchange for cash and an approximate 11% ownership interest in American Transmission Company.

    The Public Service Commission of Wisconsin initiated a generic docket to address the potential recovery of deferred 2000 and 2001 start-up costs and increased transmission operating costs of American Transmission Company by the member Wisconsin utilities including Wisconsin Public Service. Completion of the docket is anticipated in the spring of 2002 and should identify the costs to be recovered and the method for recovery. Wisconsin Public Service began recovering some of these costs, as a result of its interim rate case order, which was implemented January 1, 2002. The interim recovery of these costs is subject to refund should the costs in the final generic docket be less than the costs included in the interim rates.

    American Transmission Company implemented new Federal Energy Regulatory Commission tariffs, subject to refund, on January 1, 2001. Settlements related to issues surrounding these tariffs were approved in late 2001. The settlement reduced transmission rates for Wisconsin Public Service by approximately $8 million during the 2001-2005 phase-in period.

    On August 17, 2001, the Public Service Commission of Wisconsin approved the construction of a 220-mile 345 kV transmission line from Wausau, Wisconsin to Duluth, Minnesota. The joint project of Wisconsin Public Service and Minnesota Power had received the approval of the Minnesota Public Service Commission in March of 2001. Construction of the line is expected to begin in 2002 with completion in 2005. Our funding obligation of the construction costs is estimated to be between $46 million and $92 million. The line will eventually be contributed to American Transmission Company for an increased equity interest in American Transmission Company.

Kewaunee Nuclear Plant

    On January 1, 2001, Wisconsin Public Service's administrative employees at the Kewaunee plant transferred to Nuclear Management Company, LLC. As a result of these employees leaving the Wisconsin Public Service benefit plans, a curtailment loss of $8.8 million was experienced. Most of the curtailment loss was deferred as a regulatory asset. We recognized settlement gains of $12.8 million in 2001 a result of these employees and other former employees taking withdrawals from the pension plan during the year. The majority of the settlement gains were recorded as a regulatory liability. Wisconsin Public Service will return the net of settlement gains and curtailment losses to ratepayers in future rates.

    The Kewaunee plant's co-owners received approval from the Public Service Commission of Wisconsin to apply deferred accounting treatment beginning March 27, 2001 to the incremental costs associated with compliance with certain Nuclear Regulatory Commission requirements mandating improvements to plant procedures. Wisconsin Public Service received an order to recover the deferred costs subject to review by the Public Service Commission of Wisconsin in a future rate proceeding. Wisconsin Public Service has deferred approximately $10 million as a regulatory asset through December 31, 2001.

    On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric's 17.8% interest in the Kewaunee plant for $17.5 million. This acquisition increased Wisconsin Public Service's ownership interest in the Kewaunee plant to 59%.

Security

    On December 19, 2001, the Public Service Commission of Wisconsin authorized Wisconsin Public Service to defer additional costs incurred with regard to increased security measures at Kewaunee and other facilities. The deferred security costs will be addressed in Wisconsin Public Service's rate proceeding to be filed in 2002 for 2003 rate relief.

Wisconsin River Power Company

    Wisconsin Public Service's ownership interest in Wisconsin River Power Company decreased to 50% effective December 31, 2001 as the result of the sale of a portion of its ownership interest to Wisconsin Power and Light.

Asset Management Strategy

    In December 2001, Wisconsin Public Service sold 5,740 acres of land on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources for $13.5 million. This sale was the first significant transaction in a five to seven-year asset management strategy that WPS Resources adopted in 2001. The agreement with the Department of Natural Resources includes two options, one exercisable in 2003 and the other in 2004, whereby the Department may acquire, at less then fair value, approximately 5,000 additional acres for $11.5 million if both options are exercised. The value associated with the difference between the option price and the fair value will be treated as a charitable contribution.

TRENDS - WISCONSIN PUBLIC SERVICE

    See WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding trends.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

    WPS Resources has potential market risk exposure for instruments entered into for trading purposes related to commodity price risk and for instruments entered into for purposes other than trading related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to foreign currency exchange rate risk. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and may use derivative and other instruments to manage some of these exposures.

Interest Rate Risk

    WPS Resources is exposed to interest rate risk resulting from its variable rate long-term debt and short-term commercial paper borrowing. Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes in interest rates. WPS Resources enters into long-term fixed rate debt when it is advantageous to do so. The company may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure. At December 31, 2001, WPS Resources utilized one interest rate swap to fix the interest rate on a variable rate loan at one of its nonregulated subsidiaries.

    Based on WPS Resources variable rate debt outstanding at December 31, 2001, a hypothetical increase in market interest rates of 100 basis points in 2002 would increase annual interest expense by approximately $0.6 million. Comparatively, based on WPS Resources variable rate debt outstanding at December 31, 2000, an increase in interest rates of 100 basis points would have increased interest expense in 2001 by approximately $1.8 million. These hypothetical changes are based on certain simplifying assumptions, including a constant level of variable rate debt during the period and an immediate increase in the level of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate the company's exposure to the change.

Commodity Price Risk

    WPS Resources is exposed to commodity price risk resulting from the impact of market fluctuations in the price of certain commodities, including but not limited to electricity, natural gas, coal, fuel oil, and uranium, which are used and/or sold by our subsidiaries in the normal course of their business. We employ established policies and procedures to reduce the market risk associated with changing commodity prices, including using various types of commodity and derivative instruments.

    WPS Resources' exposure to commodity price risk in its utility business is significantly mitigated by the current ratemaking process for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Therefore, the below value-at-risk amounts do not include measures for WPS Resources' regulated utilities. To further manage commodity price risk, our regulated utilities enter into contracts of various duration for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.

    WPS Power Development also uses purchase and/or sale contracts for electric fuel and electricity to help manage its commodity price risk. For purposes of risk management disclosure, all of WPS Power Development's activities are classified as non-trading.

    WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with the changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also utilizes these instruments to manage market risk associated with anticipated energy purchases, as well as trading activities. For purposes of risk management disclosure, all of WPS Energy Services' activities, including all of its energy commodity purchase and sale contracts and its gas in storage inventory, are classified as trading. WPS Energy Services therefore follows mark-to-market accounting as required by Emerging Issues Task Force Issue No. 98-10.

Value-at-Risk

    To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis of its exposures.

    VaR is used to describe a probabilistic approach to quantifying the exposure to market risk. The VaR amount represents an estimate of the potential change in fair value that could occur from adverse changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period. VaR models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being used may have features that may trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used. VaR is not necessarily indicative of actual results which may occur.

    At WPS Resources, VaR is estimated using a delta-normal approximation based on a one-day holding period and a 95% confidence level. The delta-normal approximation is based on the assumption that changes in the value of the portfolio over short time periods, such as one day, are normally distributed. It does not take into account higher order risk exposures, so it may not provide a good approximation of the risk in a portfolio with substantial option positions. We utilized a delta-normal approximation because our portfolio has limited exposure to optionality. Our VaR calculation includes derivative financial and commodity instruments, such as forwards, futures, swaps, and options as well as commodities held in inventory, such as natural gas held in storage to the extent such positions are significant.

    Our VaR amount for trading activities was calculated to be $0.5 million at December 31, 2001 compared with $0.4 million at December 31, 2000. Our VaR amount for non-trading activities was calculated to be $3.2 million at December 31, 2001 compared with $4.4 million at December 31, 2000. A significant portion of the VaR amount related to non-trading activities is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation as required by the Securities and Exchange Commission rules.

    For the year ended December 31, 2001, the average, high, and low VaR amounts for trading activities were $0.4 million, $0.6 million, and $0.2 million, respectively. The same amounts for the year ended December 31, 2000 were $0.3 million, $0.4 million, and $0.2 million. For the year ended December 31, 2001 the average, high, and low VaR amounts for non-trading activities were $3.0 million, $4.4 million, and $1.4 million, respectively. The same amounts for the year ended December 31, 2000 were $2.2 million, $4.4 million, and $1.1 million. The average, high, and low amounts were computed using the VaR amounts at the beginning of the reporting period and the four quarter-end amounts.

Equity Return and Principal Preservation Risk

    WPS Resources currently funds its liabilities related to employee benefits and nuclear decommissioning through various external trust funds. These funds are managed by various investment managers and hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The pension liability is adequately funded and under normal market conditions future required contributions to the plan are unlikely. Changes in the market value of investments related to other employee benefits or nuclear decommissioning could impact future contributions. WPS Resources monitors the trust fund portfolios by benchmarking the performance of the investments against certain security indices. All decommissioning costs and most of the employee benefit costs relate to WPS Resources' regulated utilities. As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.

Foreign Currency Exchange Rate Risk

    We are exposed to foreign currency exchange rate risk primarily through the purchase and sale of gas in Canada by one of our nonregulated subsidiaries. This risk to WPS Resources at December 31, 2001 is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

A. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share data)	2001	2000	1999

Nonregulated revenue	$1,700.6	$1,060.7	$ 324.5
Utility revenue	974.9	888.3	774.0
Total revenues	2,675.5	1,949.0	1,098.5

Nonregulated cost of fuel, gas, and purchased power	1,639.6	1,014.3	301.5
Utility cost of fuel, gas, and purchased power	444.6	379.3	306.3
Operating and maintenance expense	361.2	311.5	255.5
Depreciation and decommissioning expense	86.6	99.9	83.7
Taxes other than income	36.2	33.8	31.8
Operating income	107.3	110.2	119.7

Miscellaneous income	37.5	20.2	8.9
Interest expense	(55.8)	(50.8)	(32.7)
Distributions - preferred securities of subsidiary trust	(3.5)	(3.5)	(3.5)
Other income (expense)	(21.8)	(34.1)	(27.3)

Income before taxes	85.5	76.1	92.4
Provision for income taxes	4.8	6.0	29.7
Net income before preferred dividends	80.7	70.1	62.7

Preferred stock dividends of subsidiary	3.1	3.1	3.1
Income available for common shareholders	$ 77.6	$ 67.0	$ 59.6

Average shares of common stock	28.2	26.5	26.6
Earnings per common share
Basic	$2.75	$2.53	$2.24
Diluted	$2.74	$2.53	$2.24
Dividends per common share	$2.08	$2.04	$2.00

The accompanying notes to WPS Resources Corporation consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

B. CONSOLIDATED BALANCE SHEETS

At December 31 (Millions)	2001	2000

Assets
Cash and cash equivalents	$ 43.9	$ 12.8
Restricted funds	21.3	-
Accounts receivable - net of reserves of $5.0 and $4.2, respectively	248.0	317.8
Accrued unbilled revenues	56.5	83.9
Inventories	102.5	84.1
Assets from risk management activities	487.4	642.5
Other current assets	61.5	60.1
Current assets	1,021.1	1,201.2

Property, plant, and equipment, net	1,463.6	1,350.8
Regulatory assets	91.0	74.5
Other	294.3	189.6
Total assets	$2,870.0	$2,816.1

Liabilities and Shareholders' Equity
Short-term debt	$ 46.2	$ 129.6
Current portion of long-term debt	56.6	8.3
Accounts payable	334.6	334.3
Liabilities from risk management activities	439.9	659.5
Other current liabilities	69.4	50.9
Current liabilities	946.7	1,182.6

Long-term debt	727.8	660.0
Deferred income taxes	69.5	100.4
Deferred investment tax credits	21.0	24.0
Regulatory liabilities	78.4	50.6
Environmental remediation liabilities	45.0	38.9
Benefit obligations	53.6	47.3
Other	111.0	63.1
Long-term liabilities	1,106.3	984.3

Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely
WPS Resources 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	715.9	548.1
Total liabilities and shareholders' equity	$2,870.0	$2,816.1

The accompanying notes to WPS Resources Corporation consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

C. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

(Millions)	Comprehensive Income	Total	Employee Stock Plan Guarantees and Deferred Compensation Trust	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 1998		$519.8	($8.0)	$26.6	$166.0	$335.2	$0.0	$0.0
Net income before preferred dividends	$62.7	62.7	-	-	-	62.7	-	-
Dividends on preferred	(3.1)	(3.1)	-	-	-	(3.1)	-	-
Income available for common shareholders	59.6	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-
Comprehensive income	$59.6	-	-	-	-	-	-	-
Issuance of common stock	-	9.0	-	0.3	8.7	-	-	-
Dividends on common stock	-	(53.1)	-	-	-	(53.1)	-	-
Other	-	4.6	3.6	-	1.0	-	-	-

Balance at December 31, 1999	-	$539.9	($4.4)	$26.9	$175.7	$341.7	$0.0	$0.0
Net income before preferred dividends	$70.1	70.1	-	-	-	70.1	-	-
Dividends on preferred	(3.1)	(3.1)	-	-	-	(3.1)	-	-
Income available for common shareholders	67.0	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-
Comprehensive income	$67.0	-	-	-	-	-	-	-
Issuance of common stock	-	0.4	-	-	0.4	-	-	-
Dividends on common stock	-	(53.9)	-	-	-	(53.9)	-	-
Other	-	(5.3)	1.2	-	1.6	-	(8.1)	-

Balance at December 31, 2000	-	$548.1	($3.2)	$26.9	$177.7	$354.8	($8.1)	$0.0
Net income before preferred dividends	$80.7	80.7	-	-	-	80.7	-	-
Dividends on preferred	(3.1)	(3.1)	-	-	-	(3.1)	-	-
Income available for common shareholders	77.6	-	-	-	-	-	-	-
Other comprehensive income - cash flow hedge	(2.7)	(2.7)	-	-	-	-	-	(2.7)
Comprehensive income	$74.9	-	-	-	-	-	-	-
Issuance of common stock	-	152.3	-	4.6	147.7	-	-	-
Dividends on common stock	-	(58.8)	-	-	-	(58.8)	-	-
Other	-	(0.6)	(1.0)	-	-	-	0.4	-

Balance at December 31, 2001	-	$715.9	($4.2)	$31.5	$325.4	$373.6	($7.7)	($2.7)

The accompanying notes to WPS Resources Corporation consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Millions)	2001	2000	1999
Operating Activities
Net income before preferred dividends	$ 80.7	$ 70.1	$ 62.7
Adjustments to reconcile net income cash provided by operating activities
Depreciation, amortization and decommissioning	102.1	119.5	98.6
Gain on nuclear decommissioning trust	(8.1)	(10.8)	(3.9)
Deferred income taxes and investment tax credit	(34.4)	(16.8)	(14.0)
Unrealized gains and losses on nonregulated energy contracts	14.4	17.0	7.6
Gain on sale of property	(17.1)	(3.8)	-
Other	(9.2)	4.3	17.0
Changes in working capital
Receivables	83.6	(207.1)	(19.5)
Inventories	(46.0)	(30.1)	(20.1)
Other current assets	0.9	(39.0)	(16.7)
Accounts payable	(35.0)	230.9	(12.1)
Other current liabilities	11.0	9.7	18.3
Net cash provided by operating activities	142.9	143.9	117.9

Investing Activities
Capital expenditures	(248.7)	(199.1)	(273.2)
Return of capital from equity method investment	42.4	-	-
Sale of assets	58.8	31.3	-
Decommissioning funding	(2.6)	(8.8)	(9.2)
Other	10.8	(15.5)	12.9
Net cash used for investing activities	(139.3)	(192.1)	(269.5)

Financing Activities
Short-term debt - net	(104.6)	39.7	30.0
Issuance of long-term debt	180.8	87.4	174.4
Repayment of long-term debt and capital lease	(64.7)	(10.3)	(1.5)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(58.3)	(53.9)	(53.0)
Issuance common stock	96.4	-	9.0
Purchase of common stock	(1.1)	(10.5)	(0.6)
Redemption of obligations acquired in purchase business combination	(17.9)	-	-
Other	-	1.2	(0.2)
Net cash provided by financing activities	27.5	50.5	155.0
Increase in cash and cash equivalents	$ 31.1	$ 2.3	$ 3.4

Cash and cash equivalents at beginning of year	12.8	10.5	7.1
Cash and cash equivalents at end of year	$ 43.9	$ 12.8	$ 10.5

The accompanying notes to WPS Resources Corporation consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Nature of Operations--WPS Resources Corporation is a holding company. Our wholly-owned subsidiary, Wisconsin Public Service Corporation, is an electric and gas utility. Wisconsin Public Service supplies and distributes electric power and natural gas in its franchised service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. Our other wholly-owned utility subsidiary, Upper Peninsula Power Company, is an electric utility. Upper Peninsula Power supplies and distributes electric energy in the Upper Peninsula of Michigan. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, WPS Energy Services, Inc. and WPS Power Development, Inc. WPS Energy Services is a diversified energy supply and services company. WPS Power Development develops, owns and operates, through its own subsidiaries, electric generation projects.

    The term "utility" refers to the regulated activities of Wisconsin Public Service and Upper Peninsula Power, while the term "nonutility" refers to the activities of Wisconsin Public Service and Upper Peninsula Power, which are not regulated. The term "nonregulated" refers to activities other than those of Wisconsin Public Service and Upper Peninsula Power.

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

    (c) Income Taxes--We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred income tax liabilities are established for all temporary differences in the book and tax basis of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

    (d) Capitalized Interest and Allowance for Funds Used During Construction--WPS Resources' nonregulated subsidiaries capitalize interest for construction projects, while our utilities are required to use an allowance for funds used during construction calculation, which includes both an interest and an equity component.

    Approximately 50% of Wisconsin Public Service's retail jurisdictional construction work-in-progress expenditures are subject to allowance for funds used during construction. The Public Service Commission of Wisconsin allowed accrual of allowance for funds used during construction on 100% of the Kewaunee plant's steam generator replacement project. For 2001, Wisconsin Public Service's retail rate allowance for funds used during construction was 10.1%.

    Wisconsin Public Service's construction work-in-progress debt and equity percentages for wholesale jurisdictional electric allowance for funds used during construction are specified in the Federal Energy Regulatory Commission's Uniform System of Accounts. For 2001, the allowance for funds used during construction wholesale rate was 6.3%.

    Upper Peninsula Power is subject to one allowance for funds used during construction rate. That rate is the Michigan Public Service Commission's allowed rate of return. For 2001, the allowance for funds used during construction rate was 5.7%. Historically, there have been few calculations of allowance for funds used during construction due to the small dollar amounts or short construction periods of Upper Peninsula Power's construction projects. We expect larger projects to occur in the future that will be subject to the application of the allowance for funds used during construction calculation.

    Both WPS Energy Services and WPS Power Development calculate capitalized interest on long-term construction projects for periods where financing is provided by WPS Resources by interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate WPS Resources incurs for such funds.

    (e) Leases--Wisconsin Public Service accounts for the agreement to purchase power from De Pere Energy Center, LLC as a capital lease. On June 14, 1999, Wisconsin Public Service recorded a leased asset and a lease obligation equal to the present value of the minimum lease payments. The leased asset is depreciated over 25 years, the life of the contract.

    (f) Revenue and Customer Receivables--We accrue estimated amounts for electric and natural gas service rendered but not billed. Approximately 9% of WPS Resources' total revenue is from companies in the paper products industry.

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

    The Public Service Commission of Wisconsin has approved a modified one-for-one gas cost recovery plan for Wisconsin Public Service. Implementation of the modified one-for-one gas cost recovery plan began in January 1999. This plan allows Wisconsin Public Service to pass changes in the cost of natural gas purchased from its suppliers on to system natural gas customers, subject to regulatory review.

    Billings to Upper Peninsula Power's customers under the Michigan Public Service Commission's jurisdiction include base rate charges and a power supply cost recovery factor. Upper Peninsula Power receives Michigan Public Service Commission approval each year to recover projected power supply costs by establishment of power supply cost recovery factors. Annually, the Michigan Public Service Commission reconciles these factors to actual costs and permits 100% recovery of allowed power supply costs. Upper Peninsula Power defers any over or under recovery on the balance sheet. The deferrals are relieved with additional billings or refunds.

    Wisconsin Public Service and Upper Peninsula Power are required to provide service and grant credit to customers within their service territories. The two companies continually review their customers' credit-worthiness and obtain deposits or refund deposits accordingly. Both utilities are precluded from discontinuing service to residential customers during winter moratorium months.

    At WPS Power Development, electric power revenues related to fixed-price contracts are recognized at the lower of amounts billable under the contract or an amount equal to the volume of the capacity made available or the energy delivered during the period multiplied by the estimated average revenue per kilowatt-hour per the terms of the contract. Under floating-price contracts, electric power revenues are recognized when capacity is provided or energy is delivered.

    WPS Energy Services accrues revenues in the month that energy is delivered and/or services are rendered. WPS Energy Services calculates the reserve for potential uncollectible customer receivable balances by applying an estimated bad debt experience rate to each past due aging category and reserving for 100% of specific customer receivable balances deemed to be uncollectible.

    (g) Natural Gas in Storage--Average cost is used to value natural gas in storage used for nontrading activities. Natural gas in storage used for trading activities is recorded at fair market value. Approximately 56% and 67% of the total natural gas in storage at December 31, 2001 and 2000, respectfully, was recorded at fair market value.

    (h) Regulatory Assets and Liabilities--Wisconsin Public Service and Upper Peninsula Power are subject to the provisions of Financial Accounting Standards Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain incurred costs. Revenue will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts that are refundable in future customer rates. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable.

    (i) Retirement of Debt--Amortization of gains or losses resulting from the settlement of long-term utility debt obligations occurred concurrently with rate recovery as required by regulators.

    (j) Stock Options--We issue stock options under our stock option plans and account for them using the intrinsic value-based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). The intrinsic value-based method only records compensation expense for the excess of the quoted market price of the stock at the issue date over the option exercise price. The exercise price is the amount an employee must pay to acquire the stock.

   (k) Consolidation Basis of Presentation--All significant intercompany transactions and accounts are eliminated. If a minority owner's equity is reduced to zero, it is our policy to record 100% of the subsidiary's losses until the minority owner makes capital contributions or commitments to fund its share of the operating costs.

    (l) Reclassifications--We reclassified certain prior year financial statement amounts to conform to current year presentation.

NOTE 2--CASH AND EQUIVALENTS

   We consider short-term investments with an original maturity of three months or less to be cash equivalents.

    Cash paid for taxes during 2001, 2000, and 1999 was $34.0 million, $25.5 million, and $35.3 million, respectively. During 2001, cash paid for interest totaled $52.6 million. For 2000 and 1999, $49.5 million and $34.1 million were paid for interest, respectively.

    The following noncash investing and financing activities occurred in 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $93.1 million of transmission assets net of accumulated depreciation for an approximate 15% equity interest in American Transmission Company and a $42.4 million return of capital as shown on the Consolidated Statements of Cash Flows.

2. As a result of the merger of Wisconsin Fuel and Light into Wisconsin Public Service, Wisconsin Public Service acquired the assets and assumed certain liabilities of Wisconsin Fuel and Light Company in exchange for 1.8 million shares of WPS Resources' common stock.

    There were no noncash investing and financing activities during 2000.

    The following noncash investing and financing activities occurred in 1999:

1. A capital lease obligation of $74.1 million was incurred when Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.

2. Net cash surrender value of a key executive life insurance policy of $11.8 million was transferred from Wisconsin Public Service to WPS Resources.

3. Nonutility assets of $0.1 million were transferred from Wisconsin Public Service to WPS Resources.

NOTE 3--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

    Cash, Short-Term Investments, Energy Conservation Loans, Notes Payable, and Outstanding Commercial Paper: The carrying amount approximates fair value due to the short maturity of those investments and obligations.

    Nuclear Decommissioning Trusts: The value of nuclear decommissioning trust investments included in utility plant is recorded at market value, net of taxes payable on unrealized gains and losses. The amount recorded in nuclear decommissioning trusts - other assets represents income taxes payable on unrealized gains and losses.

    Long-Term Debt and Preferred Stock: The fair value of long-term debt, and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS Resources for debt of the same remaining maturity.

    Risk Management Activities: Most of the fair value of risk management activities is due to WPS Energy Services' mark-to-market activities under Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." See Note 4 for additional information.

    The estimated fair values of our financial instruments as of December 31 were:

(Millions)	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 43.9	$ 43.9	$12.8	$12.8
Restricted cash	21.3	21.3	-	-
Energy conservation loans	2.6	2.6	3.5	3.5
Nuclear decommissioning trusts - utility plant	311.3	311.3	207.2	207.2
Nuclear decommissioning trusts - other assets	22.4	22.4	18.3	18.3
Notes payable	31.3	31.3	10.0	10.0
Commercial paper	15.0	15.0	119.6	119.6
Trust preferred securities	50.0	49.9	50.0	49.0
Long-term debt (excluding capital lease obligation)	712.6	744.2	595.9	601.9
Preferred stock	51.1	43.9	51.1	41.9
Risk management activities	47.5	47.5	(17.0)	(17.0)

NOTE 4--RISK MANAGEMENT ACTIVITIES

    On January 1, 2001, WPS Resources adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 establishes accounting and financial reporting standards for derivative instruments, such as forward contracts, futures, and options, and related hedging activities. Statement No. 133 requires, in part, that we recognize all derivative instruments on the balance sheet as assets or liabilities at their fair value. The treatment of subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met or if the derivatives are subject to the provisions of Statement No. 71.

    WPS Resources has concluded that the majority of its contracts do not meet the definition of a derivative as defined by Statement No. 133. Therefore, at December 31, 2001, such contracts are not subject to the accounting requirements of this statement, as amended.

    Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. A majority of these contracts are natural gas purchase agreements. Management believes any gains or losses resulting from the eventual settlement of these gas purchase agreements will be collected from or refunded to customers. Therefore, the derivative amounts to be recorded as a result of these natural gas contracts will be offset with a corresponding regulatory asset or liability pursuant to Statement No. 71. As of December 31, 2001, we have recorded an asset from risk management activities and a regulatory liability of $5.0 million related to these Wisconsin Public Service contracts.

    WPS Resources' nonregulated segments have also entered into a limited number of contracts that meet the definition of a derivative under Statement No. 133. One of these contracts was an electric energy contract that was used to protect WPS Resources against potential summer energy price spikes. This contract expired during the third quarter. The total pre-tax loss of $3.5 million for this contract is included in other income in the Consolidated Statements of Income. A similar contract was held in 2000 that resulted in a $3.8 million pre-tax loss.

    We have also classified as a derivative an interest rate swap that is used to fix the entire interest rate for the full term of an 18-year variable rate loan. In accordance with Statement No. 133, management has designated this contract as a cash flow hedge. Because the swap was calculated to be 100% effective, we have recorded the $2.7 million mark-to-market loss, net of deferred taxes, for 2001 directly to other comprehensive income. WPS Resources did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

    Both Wisconsin Public Service and WPS Resources' nonregulated segments hold a limited number of other derivative instruments. The cumulative effect on the balance sheet and income statement for these contracts at December 31, 2001 was not significant.

    WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to its customers. WPS Energy Services also utilizes these instruments to manage market risk associated with trading activities. WPS Energy Services marks its energy contracts and related financial instruments, including intercompany contracts, to fair value in accordance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As such, the impact of Statement No. 133 on WPS Energy Services at December 31, 2001 was not significant. The majority of WPS Resources' assets and liabilities from risk management activities are the result of WPS Energy Services' mark-to-market activities under EITF Issue 98-10.

    WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the forward price curve of the NYMEX exchange settled spreads, contracts, and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on NYMEX exchange settlement prices and documented broker quotes. Because the majority of the contracts have a term of less than 36 months, the forward curves have a reasonable degree of liquidity and WPS Energy Services does not determine any forward price curves internally. Low tolerance for price risk causes WPS Energy Services to use financial instruments to hedge substantially all of its positions and, therefore, changes in the primary variable, which is the forward price curves, have little impact on the net fair value of the contracts as marked-to-market.

NOTE 5--PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment consists of the following utility, nonutility, and nonregulated assets.

(Millions)	2001	2000
Electric utility	$1,906.3	$1,893.4
Gas utility	392.6	302.9
Property under capital lease	74.1	74.1
Total utility plant	2,373.0	2,270.4
Less: Accumulated depreciation and decommissioning	1,496.6	1,365.3
Net	876.4	905.1
Nuclear decommissioning trusts	311.3	207.2
Construction in progress	60.3	70.0
Nuclear fuel, less accumulated amortization	24.9	16.0
Net utility plant	1,272.9	1,198.3

Nonutility plant	4.7	4.7
Less: Accumulated depreciation	0.5	0.4
Net nonutility plant	4.2	4.3

Electric nonregulated	167.4	134.7
Gas nonregulated	12.3	1.1
Other nonregulated	25.0	25.3
Total nonregulated property, plant, and equipment	204.7	161.1
Less: Accumulated depreciation	18.2	12.9
Net nonregulated property, plant, and equipment	186.5	148.2

Total property, plant, and equipment	$1,463.6	$1,350.8

    Utility plant is stated at the original cost of construction including an allowance for funds used during construction. The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units. The utility charges the cost of units of property retired, sold, or otherwise disposed of, plus removal, less salvage, to the accumulated provision for depreciation. Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.

    We record straight-line depreciation expense over the estimated useful life of utility property and include amounts for estimated removal and salvage. The Public Service Commission of Wisconsin approved depreciation rates for Wisconsin Public Service effective January 1, 1999.

    Depreciation for the Kewaunee plant is being accrued based on a Public Service Commission of Wisconsin order that became effective on January 1, 2001. The order included a change in the methodology for the Kewaunee plant after the steam generators were replaced. The cost of the new steam generators that went into service in December 2001 will be recovered over an 8-1/2 year period using the sum-of-years-digits method of depreciation. Also under this order, the unrecovered plant investment at January 1, 2001, and future additions will be recovered over a period ending 8-1/2 years after the installation of the steam generators using a straight-line remaining life depreciation methodology.

    Depreciation rates for Upper Peninsula Power were approved by the Michigan Public Service Commission on January 1, 1994 and were in effect through 2001. A new depreciation study was filed with the Michigan Public Service Commission in 2001, and new approved rates are effective January 1, 2002 through December 31, 2006.

    Depreciation expense also includes accruals for nuclear decommissioning. These accruals are not included in the annual composite rates shown below. An explanation of this item is included in Note 8.

Annual Utility Composite Depreciation Rates	2001	2000	1999

Electric	3.23%	3.52%	3.46%
Gas	3.37%	3.26%	3.23%

    Nonutility property interest capitalization takes place during construction, and gain and loss recognition occurs in connection with retirements. Nonregulated property, plant, and equipment are capitalized at original cost. Significant additions or improvements that extend asset lives are capitalized, while repairs and maintenance are charged to expense as incurred.

    Nonutility property is depreciated using straight-line depreciation. Asset lives range from 3 to 20 years.

    Nonregulated plant is stated at the original construction cost, which includes capitalized interest for those assets, or estimated fair value at the time of acquisition, based upon Accounting Principles Bulletin No. 16, "Accounting for Business Combinations." The costs of renewals, betterments, and major overhauls are capitalized as an addition to plant accounts. The gains or losses associated with ordinary retirements are recorded in the period of retirement. Maintenance, repairs, and minor replacements are expensed as incurred.

    Most of the nonregulated subsidiaries compute depreciation using the straight-line method over the following estimated useful lives:

Structures and improvements	15 to 40 years
Office and plant equipment	5 to 35 years
Office furniture and fixtures	5 to 10 years
Vehicles	5 years
Leasehold improvements	Shorter of: life of the lease or life of the asset

   The Combined Locks Energy Center, however, is using the units of production depreciation method for selected pieces of equipment having defined lives stated in terms of hours of production.

    WPS Resources capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which is usually three to seven years.

NOTE 6--ACQUISITIONS AND SALES OF ASSETS

    On April 1, 2001, Wisconsin Public Service completed its merger with Wisconsin Fuel and Light Company. Wisconsin Fuel and Light served residential, commercial, and industrial customers in Manitowoc and Wausau, Wisconsin with natural gas. Wisconsin Fuel and Light's shareholders received 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light common stock. A total of 1,763,943 shares were issued resulting in a purchase price of $54.8 million based on an average price of $31.0625, the prevailing price at the time of the merger announcement.

    Wisconsin Public Service used the purchase method of accounting and recorded $41.9 million of total premium associated with the purchase. Of the total premium, $36.1 million was recorded as goodwill and is included in other assets on the Consolidated Balance Sheets. During 2001, Wisconsin Public Service amortized $0.7 million of goodwill using the straight-line method over a period of 40 years. We adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. In accordance with the requirements of this statement, we ceased amortizing the goodwill on January 1, 2002 and prepared a preliminary evaluation of the fair market value of the gas utility business segment to assess the potential impairment of the goodwill balance. Based on the estimated fair value, an impairment charge was not required at the time of the adoption of the statement.

    The remaining premium, $5.8 million after-tax, was recorded as an acquisition adjustment in plant, which we expect to be recovered in Wisconsin retail rates over the three-year period of 2003 through 2005. The acquisition premium will be amortized over the recovery period.

    The operations of Wisconsin Fuel and Light are included in the financial statements presented for Wisconsin Public Service and WPS Resources for the period beginning April 1, 2001 and ending December 31, 2001, but do not have a material impact.

    On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric Company's 17.8% interest in the Kewaunee plant including its decommissioning trust assets. As a result of the $17.5 million purchase, Wisconsin Public Service now owns 59% of the plant with the remaining portion held by Wisconsin Power and Light Company. The additional share of the operations of the Kewaunee plant is included in the financial statements of Wisconsin Public Service beginning September 24, 2001. Madison Gas and Electric will retain its obligations as they relate to the plant for the period of time it was an owner.

    Madison Gas and Electric will maintain one decommissioning trust fund that will accumulate its remaining contributions in accordance with its existing funding plan, which extends to December 31, 2002. On January 2, 2003, Madison Gas and Electric will transfer that trust fund to Wisconsin Public Service. Wisconsin Public Service also assumed Madison Gas and Electric's share of the decommissioning obligations in exchange for the trust funds transferred on September 24, 2001 and to be transferred on January 2, 2003.

    In December 2001, WPS Power Development reached an agreement to purchase the stock of CH Resources, Inc, which owns three power plants and other assets. The plants have a combined capacity of 257 megawatts and are located in New York. The $62 million transaction is subject to regulatory approvals and is expected to close in the second quarter of 2002. WPS Resources is expected to provide financing for this project with short-term debt.

    WPS Northern Nevada, LLC, a direct, wholly-owned subsidiary of WPS Power Development, entered into an asset purchase agreement on October 25, 2000 to acquire the 545-megawatt Tracy/Pinon Power Station and related assets from Sierra Pacific Power Company, a Nevada electric utility and wholly-owned subsidiary of Sierra Pacific Resources. WPS Northern Nevada expected to close this acquisition during 2001. On April 18, 2001, the state of Nevada passed a law placing a moratorium on the sale of generation assets by electric utilities until July 1, 2003. As a result, the purchase has not yet been closed. WPS Power Development is currently working with Sierra Pacific to evaluate the engineering and economic feasibility of modifying the coal gasification unit at the site in order to achieve commercial operation. The original asset purchase agreement does not contain an automatic termination provision if closing does not occur. The agreement does allow either party to terminate the agreement after specified dates in 2002.

    In November 2001, WPS Power Development, through its subsidiary ECO Coal Pelletization #12, LLC, entered into a transaction with a subsidiary of a public company resulting in ECO #12 contributing its synthetic fuel producing machinery to a newly formed entity in exchange for cash and a one-third ownership interest in the newly formed entity.

    The transaction generated a pre-tax gain of $40.1 million of which $38.0 million has been deferred as of December 31, 2001 as a result of certain rights of rescission and put options being granted to the buyer. As these rights of rescission expire and the amount of the put options of the buyer diminishes, WPS Power Development will recognize through earnings the deferred gain on the transaction.

    Concurrent with the sale of a portion of its interest in this project, WPS Power Development bought out the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, $21.3 million is held in escrow that will be released proportionally as the respective rescission rights and put options expire.

    In 2001, Wisconsin Public Service sold 5,740 acres of land associated with several hydroelectric projects on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources for $13.5 million. The sale resulted in a pre-tax gain of $13.1 million. The agreement with the Department of Natural Resources includes two options, one exercisable in 2003 and the other in 2004, whereby the Department may acquire, at less than fair value, approximately 5,000 additional acres for $11.5 million if both options are exercised. The value associated with the difference between the option price and the fair value will be treated as a charitable contribution. The sale was the first part of a five to seven year asset management strategy adopted by WPS Resources in 2001.

    Wisconsin Public Service increased its ownership in Wisconsin River Power Company to two-thirds by purchasing an additional one-third interest from Consolidated Water Power Company in 2000. In December 2001, Wisconsin Power and Light exercised its option to purchase one-half of Wisconsin Public Service's additional one-third share of Wisconsin River Power. Both transactions were at net book value of Wisconsin River Power at August 31, 2000. As a result, Wisconsin Public Service and Wisconsin Power and Light each own one-half of Wisconsin River Power with Wisconsin Public Service remaining the operator of the facility.

NOTE 7--JOINTLY-OWNED UTILITY FACILITIES

    Information regarding Wisconsin Public Service's share of major jointly-owned electric-generating facilities in service at December 31, 2001 is set forth below:

(Millions, except for percentages)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4	Kewaunee Plant
Ownership	68.0%	31.8%	31.8%	59.0%
Plant capacity (Megawatts)	77.0	322.6	105.8	315.0
Utility plant in service	$17.5	$118.7	$24.8	$235.7
Accumulated depreciation	$ 5.2	$ 75.6	$15.3	$151.7
In-service date	1993	1975 and 1978	1969	1974

    The increase in ownership at the Kewaunee plant during 2001 is the result of the purchase of Madison Gas and Electric's 17.8% interest. See Note 6 for more information on the transaction.

    Wisconsin Public Service's share of direct expenses for these plants is included in the corresponding operating expenses in the Consolidated Statements of Income. Wisconsin Public Service has supplied its own financing for all jointly-owned projects.

NOTE 8--NUCLEAR PLANT OPERATION

   On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric Company's 17.8% interest in the Kewaunee plant including its decommissioning trust assets. In addition to the decommissioning trust assets Wisconsin Public Service received from Madison Gas and Electric in September 2001, Wisconsin Public Service will receive one remaining decommissioning trust fund on January 2, 2003. Wisconsin Public Service assumed Madison Gas and Electric's share of the decommissioning obligations in exchange for the trust funds transferred on September 24, 2001 and those to be transferred on January 2, 2003.

    The additional share of the operations of the Kewaunee plant is included in the financial statements of Wisconsin Public Service beginning September 24, 2001. The net book value of Wisconsin Public Service's 59% total share of the Kewaunee plant at December 31, 2001 was $88.5 million, including construction work-in-progress. For more information on the transaction with Madison Gas and Electric see Note 6.

    The quantity of heat produced for the generation of electric energy by the Kewaunee plant is the basis for the amortization of the costs of nuclear fuel to electric production fuel expense, including an amount for ultimate disposal. These costs are recovered currently from customers in rates. The ultimate storage of fuel is the responsibility of the United States Department of Energy pursuant to a contract required by the Nuclear Waste Act of 1982. The Department of Energy receives quarterly payments for the storage of fuel based on generation. During 2001 and 2000, payments to the Department of Energy totaled $1.4 million for each year.

    On an interim basis, spent nuclear fuel storage space is provided at the Kewaunee plant. Expenses associated with interim spent fuel storage at the Kewaunee plant are recognized as current operating costs. With minor plant modifications that were completed in 2001, the Kewaunee plant should have sufficient fuel storage capacity until the end of its useful life in 2013.

    The accumulated provision for nuclear fuel, which represents nuclear fuel purchases and amortization, totaled $247.6 million at December 31, 2001 and $167.7 million at December 31, 2000.

    For information on the depreciation policy for the Kewaunee plant see Note 5.

   Wisconsin Public Service's share of nuclear decommissioning costs to date has been accrued over the estimated service life of the Kewaunee plant, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $2.6 million in 2001, $8.9 million in 2000, and $9.2 million in 1999. The 1999 and 2000 funding levels used a recovery period ending in 2002. Beginning in 2001, the Public Service Commission of Wisconsin authorized use of a funding period ending in 2010. As a result of this extension, the contributions for 2001 decreased to $2.6 million. In developing our decommissioning funding plan, we assumed a long-term after-tax earnings rate of approximately 5%.

    Wisconsin Public Service's share of the Kewaunee plant decommissioning, based on its 59% ownership interest, is estimated to be $319 million in current dollars based on a site-specific study. The study, which was performed in 1998, uses immediate dismantlement as the method of decommissioning and assumes shutdown in 2013. As of December 31, 2001, the market value of the external nuclear decommissioning trusts, which are recorded as a part of property, plant and equipment on the consolidated balance sheets, totaled $311.3 million, including the trust currently held by Madison Gas and Electric that is to be transferred to Wisconsin Public Service on January 2, 2003. Therefore, the current cost of Wisconsin Public Service's share of the estimated costs to decommission the Kewaunee plant, assuming early retirement, exceeds the trust assets at December 31, 2001 by about $7.7 million.

    Based on the standard cost escalation assumptions required by a July 1994 Public Service Commission of Wisconsin order, the undiscounted amount of Wisconsin Public Service's share of decommissioning costs forecasted to be expended between the years 2013 and 2043 is $967 million under the current funding plan.

    Future decommissioning costs collected in customer rates and a charge for realized earnings from external trusts are included in depreciation expense. As of December 31, 2001, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling $311.3 million. Realized trust earnings totaled $8.1 million in 2001, $10.8 million in 2000, and $4.6 million in 1999. Unrealized gains and losses, net of taxes, in external trusts are reflected as increases and decreases to the decommissioning reserve, since decommissioning expense is recognized as the gains and losses are realized, in accordance with regulatory requirements.

    Investments in the nuclear decommissioning trusts are recorded at market value. Investments at December 31, 2001, consisted of 59.2% equity securities and 40.8% fixed income securities. The investments are classified as utility plant and are presented net of related income tax effects on unrealized gains and represent the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as other assets. An offsetting regulatory liability reflects the expected reduction in future rates as unrealized gains in the nonqualified trust are realized. Information regarding the cost and market value of the external nuclear decommissioning trusts, net of tax is set forth below:

2001 Security Type (Millions)	Market	Cost	Unrealized Gain (Loss)

Fixed income	$127.0	$123.8	$ 3.2
Equity	184.3	129.0	55.3
Balance at December 31	$311.3	$252.8	$58.5

2000 Security Type (Millions)	Market	Cost	Unrealized Gain (Loss)

Fixed income	$100.7	$ 98.9	$ 1.8
Equity	106.5	62.0	44.5
Balance at December 31	$207.2	$160.9	$46.3

NOTE 9--REGULATORY ASSETS AND LIABILITIES

    The following regulatory assets and liabilities are reflected in our consolidated balance sheets as of December 31:

WPS Resources Regulatory Assets/Liabilities (Millions)	2001	2000

Regulatory assets
Demand-side management expenditures	$ 9.6	$20.7
Environmental remediation costs (net of insurance recoveries)	40.0	30.5
Funding for enrichment facilities	3.6	4.1
Pension curtailment loss	8.1	8.1
Deferred nuclear costs	9.9	-
Unamortized loss on debt	4.5	1.4
Deferred American Transmission Company costs	4.4	0.5
Other	10.9	9.2
Total	$91.0	$74.5

Regulatory liabilities
Income tax related items	$26.1	$25.2
Unrealized gain on decommissioning trust	22.4	18.3
Pension settlement gain	11.8	-
Natural gas derivatives	5.0	-
Deferred gain on emission allowance sales	6.0	2.9
Interest from tax refunds	5.0	3.8
Other	2.1	0.4
Total	$78.4	$50.6

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

    See Notes 13 and 15 for specific information on income tax and pension related regulatory liabilities. See Note 14 for information on environmental remediation deferred costs.

NOTE 10--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

   Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2001, 2000, and 1999 follow:

(Millions)	2001	2000	1999
American Transmission Company, LLC	$56.2	$ -	$ -
Other	13.6	15.0	9.7
Investments in affiliates, at equity method	$69.8	$15.0	$9.7

    Investments in affiliates under the equity method are part of the other assets on the Consolidated Balance Sheets and the equity income is recorded in miscellaneous income on the Consolidated Statements of Income.

    WPS Investments, LLC, a consolidated subsidiary of Wisconsin Public Service, has an approximate 15% ownership interest in American Transmission Company, LLC. American Transmission Company is a for-profit, transmission-only company. It owns, plans, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois. American Transmission Company began operations on January 1, 2001. Its assets previously were owned and operated by multiple electric utilities serving the upper Midwest all of which transferred their transmission assets to American Transmission Company in exchange for an ownership interest. A Wisconsin law encouraged utilities in the state to transfer ownership and control of their transmission assets to a state-wide transmission company.

    Wisconsin Public Service contributed its transmission assets on January 1, 2001 and Upper Peninsula Power contributed its transmission assets on June 28, 2001. Our total ownership interest in American Transmission Company fluctuated throughout 2001 due to other utilities contributing assets and cash to become owners of American Transmission Company.

    Condensed financial data of American Transmission Company for 2001 follows:

(Millions)	2001
Income statement data
Revenues	$174.7
Operating expenses	(110.1)
Other income (expense)	(11.4)
Net income	$ 53.2

WPS Investment's equity in net income	$ 7.1

Balance sheet data
Current assets	$ 56.7
Non-current assets	666.6
Total assets	$723.3

Current liabilities	$ 36.1
Long-term debt	297.9
Other non-current liabilities	3.6
Shareholder's equity	385.7
Total liabilities and shareholder's equity	$723.3

NOTE 11--SHORT-TERM DEBT AND LINES OF CREDIT

    To provide short-term borrowing flexibility and security for commercial paper outstanding, WPS Resources and its subsidiaries maintain bank lines of credit. These lines of credit require a fee.

    The information in the table below relates to short-term debt and lines of credit for the years indicated:

(Millions, except for percentages)	2001	2000	1999
As of end of year
Commercial paper outstanding	$ 15.0	$119.6	$ 79.9
Average discount rate on outstanding commercial paper	1.95%	6.63%	6.55%
Short-term notes payable outstanding	$ 31.2	$ 10.0	$ 10.4
Average interest rate on short-term notes payable	1.61%	6.73%	8.10%
Available (unused) lines of credit	$130.0	$132.0	$127.0
For the year
Maximum amount of short-term debt	$177.6	$139.5	$218.5
Average amount of short-term debt	$110.6	$ 65.6	$ 68.6
Average interest rate on short-term debt	4.32%	6.39%	5.34%

NOTE 12--LONG-TERM DEBT
At December 31 (Millions)		2001	2000
Capital lease obligation - Wisconsin Public Service		$ 73.0	$ 73.6
Less: Current portion		(0.9)	(0.6)
Long-term capital lease obligation		72.1	73.0

First mortgage bonds - Wisconsin Public Service
Series	Year Due
7.30%	2002	50.0	50.0
6.80%	2003	50.0	50.0
6.125%	2005	9.1	9.1
6.90%	2013	22.0	22.0
8.80%	2021	-	53.1
7.125%	2023	50.0	50.0

Senior notes - Wisconsin Public Service
Series	Year Due
6.08%	2028	50.0	50.0
6.125%	2011	150.0	-

First mortgage bonds - Upper Peninsula Power
Series	Year Due
7.94%	2003	15.0	15.0
10.0%	2008	2.1	3.0
9.32%	2021	18.0	18.0

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0

Term loans - nonrecourse, secured by nonregulated assets		95.8	102.8
Tax exempt bonds		27.0	-
Notes payable to bank, secured by nonregulated plant		20.3	19.3
Senior secured note		3.3	3.5
Other long-term debt		-	0.1
Total		712.6	595.9
Unamortized discount and premium on bonds and debt		(1.2)	(1.2)
Total long-term debt		711.4	594.7
Less current portion		(55.7)	(7.7)
Net long-term debt		655.7	587.0
Total long-term debt and capital lease obligation		$727.8	$660.0

    In November 1995, Wisconsin Public Service signed a 25-year agreement to purchase power from De Pere Energy Center, LLC, an independent power producer, which supplies the power from a cogeneration facility it owns.

    In June 1999, Phase I of the project went into operation. We have accounted for the contract as a capital lease. In Phase I, an initial asset and corresponding obligation were recorded at $74.1 million. The asset and obligation represent the present value of minimum lease payments. Excluded from the payments are executory costs such as insurance, maintenance, and taxes. When the contract expires in 2024, Wisconsin Public Service may renew the contract for two additional five-year periods with proper notice. We are amortizing the leased asset on a straight-line basis over the original 25-year term of the contract. Following is a schedule of future minimum lease payments, excluding executory costs, under the De Pere Energy Center capital lease:

Year ending December 31 (Millions)

2002	$ 5.2
2003	5.4
2004	5.6
2005	5.9
2006	6.0
Later years	96.6
Net minimum lease payments	124.7
Less: Amount representing interest	(51.7)
Present value of net minimum lease payments	$ 73.0

    In August 2001, Wisconsin Public Service retired $53.1 million of 8.80% first mortgage bonds that would have matured in 2021. Also in August 2001, Wisconsin Public Service issued $150.0 million of 6.125% senior notes. The senior notes are secured by a pledge of first mortgage bonds and become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds. At our utility subsidiaries, plant assets secure first mortgage bonds.

    Upper Peninsula Power is required to make bond sinking fund payments for some of its outstanding first mortgage bonds.

    Borrowing by WPS Power Development under term loans and secured by nonregulated assets totals $95.8 million. The assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of WPS Power Development, secure $6.6 million and $16.2 million, respectively, of the total outstanding amount. Both have semiannual installment payments, an interest rate of 8.75% and mature in May 2010. Sunbury Generation, LLC, an indirect subsidiary of WPS Power Development, is the borrower of the remaining $73.0 million that is secured by its plant. Quarterly payments are made in relation to this financing that carries an interest rate of 7.8725% and matures in March 2018. This loan also has renewals in 2006 and 2012. However, if certain debt covenants are not met, the lender is not required to renew the loans.

    In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. At the time of issuance of the refunding bonds, WPS Westwood Generation, LLC, a subsidiary of WPS Power Development, owned the original bonds, the proceeds of which were used in substantial part to provide facilities. Upon issuance of the refunding bonds, the original bonds were paid off. WPS Westwood Generation was paid $27.0 million from the proceeds of the refunding bonds for the retirement of the original bonds plus accrued interest. WPS Westwood Generation is now obligated to pay the refunding bonds with monthly payments that have a floating interest rate that is reset weekly. At December 31, 2001, the interest rate was 1.51833%. The bonds mature in April 2021. WPS Resources agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the refunding bonds and the related obligations and indemnities.

    As of December 31, 2001, WPS Power Development had aggregate outstanding indebtedness totaling $20.3 million under notes payable to banks including $11.9 million of indebtedness under its revolving credit note of $12.5 million. This note is secured by the assets of the Stoneman plant and is guaranteed by WPS Resources. It is due in 2005 and requires quarterly payments. In addition, the note has a variable interest rate that was at 3.85% at December 31, 2001. The remaining portion of the $20.3 million of notes payable is secured by nonregulated plant, and also matures in 2005.

    The senior secured note of $3.3 million requires semiannual payments at an interest rate of 9.25%, and it matures in 2011.

    At December 31, 2001, WPS Resources and its subsidiaries were in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and excluding capital lease payments, for WPS Resources is as follows:

Year ending December 31 (Millions)

2002	$ 55.7
2003	71.1
2004	6.7
2005	36.3
2006	7.7
Later years	535.0
Total payments	$712.5

NOTE 13--INCOME TAXES

    Deferred income taxes are recorded for temporary differences in the recognition of certain assets or liabilities for tax and financial reporting purposes. The principal components of our deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2001	2000

Deferred tax assets
Plant related	$ 89.4	$ 84.5
State capital and operating loss carry forwards	6.5	6.5
Deferred tax credit carry forwards	21.2	11.0
Employee benefits	35.5	35.0
Regulatory assets	5.7	4.7
Other	11.0	0.4
Total	$169.3	$142.1

Deferred tax liabilities
Plant related	$184.1	$200.3
Employee benefits	30.0	31.3
Regulatory deferrals	11.0	8.6
Other	13.7	2.3
Total	$238.8	$242.5

Net deferred tax liabilities	$ 69.5	$100.4

    A variety of factors are considered in determining the amount of the deferred income tax assets to be recognized pursuant to Statement of Financial Accounting Standards No. 109, including: the number of years that capital and operating losses and tax credits can be carried forward, the existence of taxable temporary differences, and WPS Resources' earnings history and near-term earnings expectations. Although realization is not assured, we believe it is more likely than not that the entire net deferred tax asset will be realized.

    WPS Resources is an owner in a facility that produces synthetic fuel from coal fines, as defined in Section 29 of the Internal Revenue Code. The production and sale of the synthetic fuel from this facility qualifies for tax credits under Section 29 if certain requirements are satisfied. Credits that are not utilized to reduce current tax expense in the current year are carried forward as alternative minimum tax credits to reduce current tax expense in future years. The production and sale of synthetic fuel resulted in a reduction in current tax expense of $11.4 million in 2001.

    The following is a reconciliation of the difference between the current and future tax expense that would be computed by applying the federal statutory rate to income before income taxes, and the actual current and future income tax expense that was recorded on the income statement for the year ended December 31:

(Millions, except for percentages)	2001		2000		1999
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$ 29.9	35.0%	$ 26.6	35.0%	$ 32.3
State income taxes, net	5.3	4.5	5.5	4.2	5.0	4.6
Rate difference on reversal of income tax temporary differences	(2.5)	(2.2)	(2.1)	(1.6)	(1.6)	(1.5)
Plant related	(1.2)	(1.0)	-	-	-	-
Federal tax credits	(28.1)	(24.0)	(26.4)	(20.1)	(3.5)	(3.3)
Other differences, net	(2.9)	(2.4)	(4.1)	(3.1)	(2.7)	(2.4)
Effective income tax	5.6%	$ 4.8	7.9%	$ 6.0	32.2%	$ 29.7

Current provision
Federal		$ 29.2		$ 17.0		$ 33.8
State		8.5		8.5		9.4
Total current provision		37.7		25.5		43.2
Deferred benefit		(32.9)		(19.5)		(13.5)
Total income tax expense		$ 4.8		$ 6.0		$ 29.7

NOTE 14--COMMITMENTS AND CONTINGENCIES

Fuel and Purchased Power

    WPS Resources routinely enters into long-term commodity purchase and sale commitments that have various quantity requirements and durations.

    Wisconsin Public Service has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply extend through 2016 and total $151.9 million. Of that amount, there is one long-term contract totaling $83.7 million that provides approximately 23% of the total requirements of Wisconsin Public Service through 2016. Through 2009, Wisconsin Public Service has obligations totaling $115.0 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $97.0 million through October 2010.

    Wisconsin Public Service expects to recover these costs in future customer rates. Additionally, Wisconsin Public Service has contracts to sell electricity and natural gas to customers. Many of these contracts have indefinite lives.

    WPS Power Development also enters into long-term commodity contracts, mainly related to the purchase of coal for the Sunbury plant. The contracts total $11.9 million and extend through 2004.

    WPS Energy Services has unconditional purchase obligations related to energy supply contracts that total $842.9 million and extend through 2007. All the contracts have offsetting sale contracts.

Capital Lease

    In November 1995, Wisconsin Public Service signed a 25-year agreement to purchase power from De Pere Energy Center, LLC, an independent power producer that built a cogeneration facility and is selling electrical power to Wisconsin Public Service.

    In June 1999, Phase I of the project went into operation. We have accounted for the contract as a capital lease. Phase II of the project is currently projected to be operational in 2004. When Phase II becomes operational, Wisconsin Public Service will record an additional utility plant asset under a capital lease of approximately $80 million.

Corporate Guaranties

    Since May 2000, WPS Resources has provided limited financial support and energy supply services to Quest Energy, LLC, a Michigan limited liability company. Financial support is in the form of an interest-bearing note with an initial maturity date of May 2005, secured by the assets of Quest. WPS Resources provides corporate guaranties to two transmission providers on behalf of Quest. At December 31, 2001, the guaranties totaled $4.5 million. These guaranties assure Quest's ability to pay for the transmission services it purchases from these entities.

Nuclear Liability

    The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require Wisconsin Public Service to pay up to a maximum of $52.0 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts represent Wisconsin Public Service's 59% ownership in the Kewaunee plant.

Nuclear Plant Operation

    See Note 8 for detailed information on the operations of the Kewaunee plant.

Clean Air Regulations

    Early compliance by Wisconsin Public Service with the Federal Clean Air Act has generated surplus sulfur dioxide allowances. We will consider the sale of any allowances available in excess of Wisconsin Public Service's needs. The Public Service Commission of Wisconsin has ordered that profits from the sale of allowances be passed on to customers. During 2001, Wisconsin Public Service recorded $4.2 million of proceeds from the sale of allowances.

    The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions begin in 2003 and gradually increase to 2007. This plan affects Edgewater Unit 4, of which Wisconsin Public Service owns 31.8%. A compliance plan for this unit was initiated in 2000. The plan includes a combination of combustion optimization and emission trading at a cost to Wisconsin Public Service of about $5 million.

    The State of Wisconsin is also seeking voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with nitrogen oxide compliance.

    Recent air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled deviation from the sulfur dioxide ambient air quality standard. Wisconsin Public Service and the Wisconsin Department of Natural Resources developed a plan to eliminate the model deviation by extending the existing stacks at Weston Units 1 and 2 by 55 feet and limiting the sulfur content of the fuel to 1.2 pounds per million Btu. The cost of the stack extension is about $0.9 million. The current and projected fuel meets the sulfur content limit. The Environmental Protection Agency was unwilling to agree with this approach unless further studies were done to justify the stack height increase. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

    On November 3, 1999, the Environmental Protection Agency announced that it was pursuing an enforcement initiative against seven utilities, or their subsidiaries, located in the Midwest and the South as well as the Tennessee Valley Authority. The enforcement initiative alleges that the utilities undertook modifications at their coal-fired power plants in violation of the Clean Air Act. The Environmental Protection Agency is seeking penalties and the installation of additional pollution control equipment.

    As a continuation of this initiative, the Environmental Protection Agency requested on December 14, 2000 that Wisconsin Public Service provide information pursuant to Section 114 of the Clean Air Act relating to projects undertaken at the Pulliam and Weston plants. The information was submitted on January 16, 2001 and no response has been received from the Environmental Protection Agency.

    Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants jointly-owned with Wisconsin Public Service, also submitted information related to projects undertaken at those plants. The Environmental Protection Agency requested additional information on February 26, 2001. The additional information was submitted on March 28, 2001 and April 27, 2001.

    The Wisconsin Department of Natural Resources has initiated a rulemaking effort aimed at the control of mercury emissions. Coal burning power plants are the primary target of this regulatory effort. The proposed rule was open to comment in October 2001. A final rule could be completed in the spring of 2002. As proposed, the rule requires phased in mercury emission reduction reaching 90% reduction 15 years after completion of the rule. Wisconsin Public Service estimates that it could cost $105 million per year for it to achieve the proposed 90% reduction.

    WPS Power Development acquired 30 years of emission allowances as a result of the acquisition of Sunbury Generation, LLC in November 1999. The purchase of WPS Westwood Generation, LLC in September 2000 also included 30 years of emission allowances. A consistent valuation across vintage years is being utilized to allocate the cost of these allowances. The cost assigned to these allowances is being charged to expense as the allowances are used. When necessary, the Sunbury plant also purchases incremental emission allowances on the open market to comply with air regulations. Additional technology is being installed at the Sunbury plant to comply with nitrogen oxide standards that become effective in 2003. We expect total expenditures for this technology will be about $16 million. During 2001, approximately $3 million was spent to begin installing the technology.

Partial Sale of ECO Coal Pelletization #12

    In November 2001, WPS Power Development, through its subsidiary ECO Coal Pelletization #12 LLC, entered into a transaction with a subsidiary of a public company resulting in ECO #12 contributing its synthetic fuel producing machinery to a newly formed entity in exchange for cash and a one-third ownership interest in the newly formed entity. The transaction generated a pre-tax gain of $40.1 million of which $38.0 million has been deferred as of December 31, 2001 as a result of certain rights of rescission and put options being granted to the buyer. All such options expire in 2003.

    Concurrent with the sale of a portion of this project, WPS Power Development bought out the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, $21.3 million is held in escrow that will be released proportionately as the respective rescission rights and put option expire.

    For more information on the transaction see Note 6.

Manufactured Gas Plant Remediation

    Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites, including two sites formerly owned by Wisconsin Fuel and Light. The cleanup of Wisconsin Public Service's Stevens Point manufactured gas plant site is substantially complete with monitoring of the site continuing. Costs of this cleanup were within the range expected for this site. Cleanup began at both the Sheboygan sites in November 2000, and cleanup of the land portion of the sites was substantially completed by August 2001. Sediment cleanup remains to be addressed at one Sheboygan site. To-date, costs are at expected levels. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be between $43 million and $50 million. These estimates may be adjusted in the future contingent upon remediation technology, regulatory requirements, and the assessment of natural resources damages.

    Wisconsin Public Service currently has a $43.4 million liability recorded for cleanup with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs, net of insurance recoveries, in future customer rates. Carrying costs associated with the cleanup expenditures will not be recoverable. Wisconsin Public Service has received $12.7 million in insurance recoveries that we recorded as a reduction to the regulatory asset.

Future Capital Expenditures

    We estimate utility plant construction expenditures at Wisconsin Public Service for 2002 to be approximately $208 million and construction expenditures at Upper Peninsula Power for 2002 to be approximately $9 million. Wisconsin Public Service estimates demand-side management expenditures to be $24 million in 2002. Recovery of previously deferred demand-side management expenditures of about $6 million from customers will occur through 2002. In addition to the 2002 estimated expenditures, Upper Peninsula Power is considering the potential need for construction of a combustion turbine at an estimated cost of $41 million during the 2002-2003 timeframe.

    There are no commitments for additional acquisition expenditures for the nonregulated subsidiaries at this time other than commitments made under the stock purchase agreement to acquire CH Resources and the asset purchase agreement to acquire the Tracy/Pinon Power Station. The CH Resources transaction is expected to close in the second quarter of 2002 for $62 million. The Tracy/Pinon transaction is currently subject to a legislative moratorium and may be terminated before the moratorium expires. For more information on both transactions see Note 6.

NOTE 15--EMPLOYEE BENEFIT PLANS

    WPS Resources has non-contributory retirement plans covering substantially all employees under which the company may make annual contributions to an irrevocable trust. We established the plans to provide retired employees, who meet conditions relating to age and length of service, with a monthly payment. Wisconsin Public Service administers and maintains the plans. These plans are fully funded and no contributions were made to them in 2001, 2000, or 1999.

    WPS Resources also currently offers medical, dental, and life insurance benefits to employees and their dependents. We expense these items for active employees as incurred. We fund benefits for retirees through irrevocable trusts as allowed for income tax purposes. Wisconsin Public Service and Upper Peninsula Power expensed and recovered through customer rates the net periodic benefit cost. Our nonregulated subsidiaries expensed allocated amounts. Our non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 39.1% tax rate.

    All pension costs and postretirement plan costs are accounted for under Statements of Financial Accounting Standards Nos. 87 and 106, "Employers' Accounting for Pensions" and "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. The standards require the company to accrue the cost of these benefits as expense over the period in which the employee renders service. The transition obligation for current and future retirees under Statement of Financial Accounting Standards No. 106 is recognized over 20 years beginning in 1993.

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the three one-year periods ending December 31, 2001, 2000, and 1999, and a statement of the funded status as of December 31 for each year:

(Millions)	2001	2000	1999

Reconciliation of benefit obligation - pension
Obligation at January 1	$484.9	$396.7	$399.4
Service cost	11.0	10.2	10.9
Interest cost	32.7	31.5	27.5
Plan amendments	0.2	56.5	4.0
Actuarial (gain) loss	35.4	2.2	(31.5)
Acquisitions	13.1	-	4.8
Benefit payments	(21.2)	(19.4)	(18.4)
(Settlements)/curtailments	(60.9)	7.2	-
Obligation at December 31	$495.2	$484.9	$396.7

Reconciliation of fair value of plan assets - pension
Fair value of plan assets at January 1	$676.1	$654.3	$610.5
Actual return on plan assets	(13.7)	41.2	58.0
Employer contributions	-	-	-
Acquisitions	18.1	-	4.2
Benefit payments	(88.6)	(19.4)	(18.4)
Fair value of plan assets at December 31	$591.9	$676.1	$654.3

Funded status at December 31	$ 96.7	$191.2	$257.6
Unrecognized transition (asset) obligation	(2.2)	(6.1)	(9.9)
Unrecognized prior-service cost	59.1	64.4	21.2
Unrecognized (gain) loss	(69.3)	(186.5)	(204.0)
Net prepaid benefit cost	$ 84.3	$ 63.0	$ 64.9

(Millions)	2001	2000	1999

Reconciliation of benefit obligation - other
Obligation at January 1	$102.6	$135.2	$138.8
Service cost	3.0	2.7	4.6
Interest cost	7.6	7.8	9.4
Plan amendments	-	(16.8)	-
Actuarial (gain) loss	65.5	(19.0)	(13.8)
Acquisitions adjustments	3.7	(1.3)	2.2
Benefit payments	(6.2)	(6.0)	(6.0)
Obligation at December 31	$176.2	$102.6	$135.2

Reconciliation of fair value of plan assets - other
Fair value of plan assets at January 1	$152.3	$149.7	$139.8
Actual return on plan assets	(4.4)	7.9	15.2
Employer contributions	(7.0)	0.7	0.7
Benefit payments	(6.2)	(6.0)	(6.0)
Fair value of plan assets at December 31	$134.7	$152.3	$149.7

Funded status at December 31	$(41.5)	$ 49.7	$ 14.5
Unrecognized transition (asset) obligation	(12.4)	15.7	36.6
Unrecognized prior-service cost	(12.9)	(14.1)	3.9
Unrecognized (gain) loss	14.4	(96.9)	(105.0)
Net accrued benefit liability	$(52.4)	$(45.6)	$(50.0)

    The following table provides the components of net periodic benefit cost for the plans for the one-year periods ended December 31, 2001, 2000, and 1999:

(Millions)	2001	2000	1999

Net periodic benefit cost - pension
Service cost	$11.0	$10.2	$10.9
Interest cost	32.7	31.5	27.5
Expected return on plan assets	(47.0)	(46.3)	(42.4)
Amortization of transition asset	(3.5)	(3.6)	(3.6)
Amortization of prior-service cost	5.5	4.7	2.1
Amortization of net gain	(2.3)	(2.7)	-
Net periodic benefit cost before settlement gain/curtailment loss	$(3.6)	$(6.2)	$(5.5)
(Settlement gain)/curtailment loss	(12.7)	8.7	-
Regulatory liability/(asset) offset	11.8	(8.1)	-
Net periodic benefit cost	$(4.5)	$(5.6)	$(5.5)

Net periodic benefit cost - other
Service cost	$ 3.0	$ 2.7	$ 4.6
Interest cost	7.6	7.8	9.4
Expected return on plan assets	(9.7)	(9.3)	(8.3)
Amortization of transition obligation	1.3	1.8	2.8
Amortization of prior-service cost	(1.2)	(0.7)	0.3
Amortization of net gain	(4.6)	(4.6)	(2.7)
Net periodic benefit cost	$(3.6)	$(2.3)	$ 6.1

    During 2000, WPS Resources made substantial changes to the administrative employees' portion of the pension and postretirement benefit plans. Effective January 1, 2001, the administrative employees' pension plan was changed to a pension equity plan with a lump sum distribution option for all future retirees. Additionally, all future administrative retirees will no longer be given subsidized postretirement medical and dental coverage. Due to employees who waited until 2001 to retire to take advantage of the new plan benefits and various reorganizations including the formation of Nuclear Management Company, a significant number of employees left our pension plan in early 2001. This required curtailment accounting for the year 2000 under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Most of the 2000 curtailment loss was deferred as a regulatory asset.

    For the reasons mentioned above, large numbers of lump sum payments were paid out of the pension plan during the course of 2001. This required settlement accounting under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Most of the settlement gain was deferred as a regulatory liability.

    The assumptions used in measuring WPS Resources' benefit obligation are shown in the following table:
	2001	2000	1999
Weighted average assumptions as of December 31 - pension
Discount rate	7.25%	7.50%	7.50%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	5.50%	5.50%	5.50%

Weighted average assumptions as of December 31 - other
Discount rate	7.25%	7.50%	7.50%
Expected return on plan assets	8.75%	8.75%	8.75%

    For the December 31, 2001 disclosed postretirement obligation, we assumed medical cost trend rates of 11% for those under age 65 and 13% for those over age 65, decreasing to 5% and 6.5%, respectively, by the year 2008. We assumed dental cost trend rates of 8% decreasing to 5% by the year 2004. These trend rates represent a change from our prior assumptions. At December 31, 1999, we assumed medical cost trend rates of 8% and dental cost trend rates of 7.5%, both decreasing to 7% at December 31, 2000 and eventually reaching 5% by 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(Millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$ 1.8	$ (1.4)
Effect on the health care component of the accumulated postretirement benefit obligation	$26.0	$(21.8)

    Wisconsin Public Service has an Employee Stock Ownership Plan that held 1.9 million shares of WPS Resources common stock (market value of approximately $69.2 million) at December 31, 2001. The Employee Stock Ownership Plan also had a loan guaranteed by Wisconsin Public Service and secured by common stock that was paid off in June of 2000. The company was paying principal and interest on the loan using contributions from Wisconsin Public Service and dividends on our common stock held by the Employee Stock Ownership Plan. The Employee Stock Ownership Plan allocated shares to participants as the loan was repaid. Tax benefits from certain dividends paid to the Employee Stock Ownership Plan are recognized as a reduction in Wisconsin Public Service's cost of providing service to customers.

NOTE 16--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES
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

    We may defer interest payments on the debentures for up to 20 consecutive quarters. This would require the deferral of distributions on the trust preferred securities as well. If we would defer interest payments, interest and distributions would continue to accrue and compounding interest on the deferred amounts would also accrue. Through 2001, we have not deferred interest payments. After July 30, 2003, we may redeem all or part of the debentures. This would require the Trust to redeem an equal amount of trust securities at face value plus any accrued interest and unpaid distributions. We entered into a limited guarantee of payment of distributions, redemption payments, and liquidation payments with respect to the trust preferred securities. This guarantee, together with our obligations under the debentures, and under other related documents, provides a full and unconditional guarantee by us of amounts due on the outstanding trust preferred securities.

NOTE 17--COMMON EQUITY
Shares outstanding at December 31	2001	2000
Common stock, $1 par value, 100,000,000 shares authorized	31,496,296	26,851,034
Treasury stock	307,052	336,385
Average cost of treasury shares	$25.17	$24.23
Shares in deferred compensation trust	135,995	105,179
Average cost of deferred compensation trust shares	$30.67	$29.78

    As part of the merger of Wisconsin Fuel and Light into Wisconsin Public Service, 1,763,943 shares of common stock were issued on April 1, 2001 to Wisconsin Fuel and Light shareholders. See Note 6 for more information on the merger.

    On December 17, 2001, 2,300,000 shares of WPS Resources common stock were issued at $34.36 per share and resulted in a net increase in equity of $76.0 million.

    Effective January 2001, we began issuing new stock under our Stock Investment Plan and under certain of our stock-based employee benefit plans. During 2001, we issued 544,515 shares under these plans, which increased equity $18.6 million.

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

    At December 31, 2001, we had $365.8 million of retained earnings available for dividends.

    Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options and deferred compensation plan shares. The calculation of diluted earnings per share for the years shown excludes deferred compensation plan shares and some stock option plan shares that had an anti-dilutive effect. The following table reconciles the computation of basic and diluted earnings per share:

Reconciliation of Earnings Per Share
(Millions, except per share amounts)	2001	2000	1999
Net income available to common shareholders	$77.6	$67.0	$59.6
Basic weighted average shares	28.2	26.5	26.6
Incremental issuable shares	0.1	-	-

Diluted weighted average shares	28.3	26.5	26.6
Basic earnings per common share	$2.75	$2.53	$2.24
Diluted earnings per common share	$2.74	$2.53	$2.24

NOTE 18--STOCK OPTION PLANS

    In May of 2001, shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan for certain management personnel. In 1999, shareholders approved the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. In December 1999, the Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. Opinion 25 and related interpretations are used to account for these plans. Accordingly, no compensation costs have been recognized for these plans in 2001, 2000, or 1999. Had compensation cost been determined consistent with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Millions, except per share amounts)	2001	2000	1999
Net income
As reported	$77.6	$67.0	$59.6
Pro forma	77.3	66.8	56.5

Basic earnings per common share
As reported	$2.75	$2.53	$2.24
Pro forma	2.74	2.53	2.23

Diluted earnings per common share
As reported	$2.74	$2.53	$2.24
Pro forma	2.73	2.52	2.23

    Under the provisions of the 2001 Omnibus Incentive Compensation Plan, the number of shares for which stock options may be granted may not exceed 2 million and no single employee that is the chief executive officer of the company or any of the other four highest compensated officers of the company and its subsidiaries can be granted options for more than 150,000 shares during any calendar year. Stock options are granted by the Compensation and Nominating Committee of the Board of Directors and may be granted at any time. No stock options will have a term longer than ten years. The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option was granted. Stock options were granted under the 1999 Stock Option Plan on February 11, 1999 (subject to shareholder approval of the 1999 Stock Option Plan that was received on May 6, 1999, at which time the exercise price was established for the initial grant), March 13, 2000, and December 14, 2000 having exercise prices of $29.875, $23.1875, and $34.75, respectively. Stock options were granted under the 2001 Omnibus Plan on July 12, 2001 and December 13, 2001 having exercise prices of $34.38 and $34.09, respectively. One-fourth of the stock options granted will become vested and exercisable each year on the anniversary date of the grant. No additional stock options will be issued under the 1999 Stock Option Plan, although the plan will continue to exist for purposes of the existing outstanding options.

    Under the provisions of the 1999 Non-Employee Directors Stock Option Plan, the number of stock options granted under the plan may not exceed 100,000, and the shares to be delivered will consist solely of treasury shares. Stock options are granted at the discretion of the Board of Directors. No options may be granted under this plan after December 31, 2008. All options have a ten-year life, but may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the stock options were granted. Options were granted on December 9, 1999 and February 10, 2000, with exercise prices of $25.4375 and $25.6875, respectively.

    The number of shares subject to each stock option plan and each outstanding stock option, and stock option exercise prices are subject to adjustment in the event of any stock split, stock dividend, or other transaction affecting our outstanding common stock.

    The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes stock option pricing model assuming:

	WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan	WPS Resources 1999 Stock Option Plan	WPS Resources 1999 Non-Employee Directors Stock Option Plan

Annual dividend yield
May 6, 1999		6.63%
December 31, 1999			7.94%
March 13, 2000		8.71%
December 14, 2000		5.93%
July 12, 2001	6.58%
December 13, 2001	6.60%

Expected volatility
May 6, 1999		14.00%
December 31, 1999			14.90%
March 13, 2000		15.50%
December 14, 2000		20.40%
July 12, 2001	20.93%
December 13, 2001	20.19%

Risk-free interest rate
May 6, 1999		5.52%
December 31, 1999			6.14%
March 13, 2000		6.36%
December 14, 2000		5.23%
July 12, 2001	5.54%
December 13, 2001	5.62%

Expected life (in years)	10	10	10

    A summary of the status of the stock option plans as of December 31, 2001 is presented below:

Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Omnibus plan	-	-
Employee plan	722,416	$30.9322
Director plan	24,000	25.4688
Granted during 2001
Omnibus plan	327,927	34.1038
Exercised during 2001
Employee plan	16,500	34.7394
Director plan	850	34.8400
Forfeited during 2001	-	-
Outstanding at end of year
Omnibus plan	327,927	34.1038
Employee plan	705,916	30.9806
Director plan	23,150	25.4699
Options exercisable at year-end
Employee plan	283,604	30.6072
Director plan	23,150	25.4699
Weighted-average fair value of options granted during the year
Omnibus plan
$3.23

    A summary of the status of the stock option plans as of December 31, 2000 is presented below:

Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Employee plan	478,000	$29.8750
Director plan	21,000	25.4375
Granted during 2000
Employee plan	244,416	32.9997
Director plan	3,000	25.6875
Exercised during 2000	-	-
Forfeited during 2000	-	-
Outstanding at end of year
Employee plan	722,416	30.9322
Director plan	24,000	25.4688
Options exercisable at year-end
Employee plan	119,500	29.8750
Director plan	21,000	25.4375
Weighted-average fair value of options granted during the year
Employee plan	$3.87
Director plan	$1.08

    A summary of the status of the stock option plans as of December 31, 1999 is presented below:

Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year	-	$ -
Granted during 1999
Employee plan	478,000	29.8750
Director plan	21,000	25.4375
Exercised during 1999	-	-
Forfeited during 1999	-	-
Outstanding at end of year
Employee plan	478,000	29.8750
Director plan	21,000	25.4375
Options exercisable at year-end	-	-
Weighted-average fair value of options granted during the year
Employee plan	$2.04
Director plan	$1.38

    The stock options outstanding at December 31, 2001 under the 2001 Omnibus Plan for an aggregate of 327,927 shares have exercise prices of $34.38 and $34.09 and are summarized below:

2001 Omnibus Plan Options Outstanding
Exercise prices	Options outstanding at December 31, 2001	Weighted-average exercise price	Weighted-average remaining contractual life (in years)

$34.3800	15,572	$34.3800	10
34.0900	312,355	34.0900	10

    None of the 2001 Omnibus Plan stock options are currently exercisable.

    The stock options outstanding at December 31, 2001 under the 1999 Stock Option Plan for an aggregate of 705,916 shares have exercise prices between $23.1875 and $34.7500 and are summarized below:

1999 Stock Option Plan Options Outstanding
Exercise prices	Options outstanding at December 31, 2001	Weighted-average exercise price	Weighted-average remaining contractual life (in years)

$23.1875	34,500	$23.1875	8
29.8750	464,000	29.8750	8
34.7500	207,416	34.7500	9

    The stock options at December 31, 2001 exercisable under the 1999 Stock Option Plan for an aggregate of 283,604 shares have exercise prices of $23.1875, $29.8750, and $34.7500 and remaining lives of 8, 8, and 9 years.

    The stock options outstanding at December 31, 2001 under the 1999 Non-Employee Director Stock Option Plan for an aggregate of 23,150 shares have exercise prices of $25.4375 and $25.6875 and are summarized below:

1999 Non-Employee Director Stock Option Plan Options Outstanding
Exercise prices	Options outstanding at December 31, 2001	Weighted average exercise price	Weighted average remaining contractual life (in years)

$25.4375	20,150	$24.4375	8
25.6875	3,000	25.6875	8

    All remaining stock options granted under the 1999 Non-Employee Stock Option Director Plan for an aggregate of 23,150 shares are exercisable at year-end at the above referenced exercise prices.

NOTE 19--REGULATORY ENVIRONMENT

    Wisconsin Public Service filed for and received an interim rate order in the Wisconsin jurisdiction effective January 1, 2002. The order authorized a $55.5 million increase in electric revenues and an increase of $11.2 million in gas revenues on an annual basis. The revenues are based on a 12.1% return on utility common equity, with equity constituting 55% of the capital structure. These revenues are subject to refund to the extent that they exceed the revenues authorized in the final rate order. The interim rates will be superseded when a final rate order is issued in this case which is expected early in the second quarter of 2002.

    Upper Peninsula Power's application for a $5.7 million rate increase, which had been pending before the Michigan Public Service Commission since October 2000, was dismissed in August 2001 at Upper Peninsula Power's request. Upper Peninsula Power requested a dismissal because the information filed in the case was outdated. Upper Peninsula Power expects to submit a new application for rate increases in 2002.

NOTE 20--SEGMENTS OF BUSINESS

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

Segments of Business (Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2001	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Total revenues	$ 675.7	$321.6	$ 997.3	$1,575.1	$141.5	$1.3	$(39.7)	$2,675.5
Depreciation and decommissioning	66.4	11.7	78.1	0.7	7.4	0.4	-	86.6
Other income (expense)	14.5	0.2	14.7	1.1	2.8	28.1	(9.2)	37.5
Interest expense	28.3	6.0	34.3	0.2	10.3	22.8	(8.3)	59.3
Provision for income taxes	31.6	5.9	37.5	4.0	(34.8)	(1.8)	(0.1)	4.8
Income available for common shareholders	58.8	8.9	67.7	6.4	2.3	1.3	(0.1)	77.6
Balance Sheet
Total assets	1,356.8	375.2	1,732.0	720.1	323.1	167.7	(72.9)	2,870.0
Cash expenditures for long-lived assets	175.8	24.9	200.7	10.9	32.1	5.0	-	248.7

* Includes only utility operations. Nonutility operations are included in the Other column.

Segments of Business (Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2000	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Total revenues	$ 642.7	$264.5	$ 907.2	$955.6	$128.1	$ 1.2	$(43.1)	$1,949.0
Depreciation and decommissioning	82.4	8.9	91.3	1.4	6.7	0.5	-	99.9
Other income (expense)	18.1	0.1	18.2	0.9	1.0	9.7	(9.6)	20.2
Interest expense	27.3	4.8	32.1	0.4	10.9	20.7	(9.8)	54.3
Provision for income taxes	33.6	7.6	41.2	0.9	(29.2)	(6.9)	-	6.0
Income available for common shareholders	60.7	11.6	72.3	1.7	0.9	(7.9)	-	67.0
Balance Sheet
Total assets	1,239.0	305.5	1,544.5	924.9	233.1	178.0	(64.4)	2,816.1
Cash expenditures for long-lived assets	138.0	21.5	159.5	0.3	39.0	0.3	-	199.1

* Includes only utility operations. Nonutility operations are included in the Other column.

Segments of Business (Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
1999	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Total revenues	$ 590.4	$191.5	$ 781.9	$292.2	$ 35.4	$ 5.7	$ (16.7)	$1,098.5
Depreciation and decommissioning	70.9	8.2	79.1	1.0	3.3	0.3	-	83.7
Other income (expense)	7.2	0.1	7.3	(0.2)	(0.3)	5.7	(3.6)	8.9
Interest expense	24.0	4.5	28.5	0.3	4.6	11.3	(8.5)	36.2
Provision for income taxes	32.0	7.4	39.4	(2.6)	(4.7)	(2.4)	-	29.7
Income available for common shareholders	56.1	11.2	67.3	(3.5)	(3.8)	(0.4)	-	59.6
Balance Sheet
Total assets	1,247.9	267.4	1,515.3	64.8	190.2	184.3	(138.1)	1,816.5
Cash expenditures for long-lived assets	120.9	19.8	140.7	0.1	132.1	0.3	-	273.2

* Includes only utility operations. Nonutility operations are included in the Other column.

NOTE 21--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions, except for share amounts)	Three Months Ended
	2001
	March	June	September	December	Total
Operating revenues	$997.4	$577.2	$517.1	$583.8	$2,675.5
Net income	$ 23.6	$ 11.7	$ 21.8	$ 20.5	$ 77.6
Average number of shares of common stock	26.5	28.6	28.7	29.2	28.2
Basic earnings per share *	$0.89	$0.41	$0.76	$0.70	$2.75
Diluted earnings per share *	$0.89	$0.41	$0.76	$0.70	$2.74

	2000
	March	June	September	December	Total
Operating revenues	$398.8	$374.2	$456.9	$719.1	$1,949.0
Net income	$ 29.2	$ 11.4	$ 12.9	$ 13.5	$ 67.0
Average number of shares of common stock	26.6	26.4	26.4	26.4	26.5
Basic earnings per share	$1.10	$0.43	$0.49	$0.51	$2.53
Diluted earnings per share	$1.10	$0.43	$0.49	$0.51	$2.53

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.

* Earnings per share for the individual quarters of 2001 do not total the year ended 2001 earnings per share amount because of the significant changes to the average number of shares outstanding throughout the year.

NOTE 22--NEW ACCOUNTING STANDARDS

    Effective January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142 amortization of goodwill is no longer allowed. Instead, an assessment of fair-value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment.

    Most of the goodwill at WPS Resources is related to the Wisconsin Fuel and Light acquisition. In accordance with the requirements of the statement, we prepared an evaluation of the fair market value of the gas utility business segment to assess the potential impairment of the goodwill balance. Based on the estimated fair value, an impairment charge was not required at January 1, 2002.

    In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or normal operation of a long-lived asset. An asset retirement obligation should be recognized when it meets the definition of a liability and be measured at fair value. We are still analyzing the impact this statement will have on WPS Resources and its subsidiaries. It will be effective for WPS Resources on January 1, 2003.

    Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement intends to unify the accounting for long-lived assets to be disposed of, based on the framework established by Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement didn't have a significant impact on WPS Resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

F. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of WPS Resources Corporation:

    We have audited the accompanying consolidated balance sheets of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. >

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Milwaukee, Wisconsin
January 28, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

G. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2001	2000	1999

Operating revenues
Electric	$610.7	$576.0	$527.9
Gas	321.6	264.5	191.5
Total operating revenues	932.3	840.5	719.4
Operating expenses
Electric production fuels	122.8	128.5	113.2
Purchased power	90.0	62.6	57.4
Gas purchased for resale	230.2	185.1	117.6
Other operating expenses	192.5	160.7	150.8
Maintenance	69.7	67.4	56.6
Depreciation and decommissioning	72.6	85.3	73.2
Federal income taxes	29.3	31.4	30.1
Investment tax credit restored	(1.5)	(1.6)	(1.6)
State income taxes	7.4	8.8	8.7
Gross receipts tax and other	31.4	28.1	26.4
Total operating expense	844.4	756.3	632.4
Operating income	87.9	84.2	87.0
Other income and (deductions)
Allowance for equity funds used during construction	1.9	1.7	0.7
Other, net	34.7	18.0	7.9
Income taxes	(8.7)	(1.5)	(0.8)
Total other income	27.9	18.2	7.8
Income before interest expense	115.8	102.4	94.8
Interest expense
Interest on long-term debt	24.1	21.6	21.9
Other interest	9.2	10.1	5.6
Allowance for borrowed funds used during construction	(2.1)	(2.8)	(2.9)
Total interest expense	31.2	28.9	24.6
Minority interest	(0.9)	-	-
Net income	83.7	73.5	70.2
Preferred stock dividend requirements	3.1	3.1	3.1
Earnings on common stock	80.6	70.4	67.1
Other comprehensive income	-	-	-
Comprehensive income	$ 80.6	$ 70.4	$ 67.1

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

H. CONSOLIDATED BALANCE SHEETS

Assets
At December 31 (Millions)	2001	2000
Utility plant
Electric	$1,748.5	$1,698.9
Gas	392.6	302.9
Property under capital lease	74.1	74.1
Total	2,215.2	2,075.9
Less - Accumulated depreciation and decommissioning	1,419.0	1,268.9
Total	796.2	807.0
Nuclear decommissioning trusts	311.3	207.2
Construction in progress	53.9	64.6
Nuclear fuel, less accumulated amortization	24.9	16.0
Net utility plant	1,186.3	1,094.8

Current assets
Cash and equivalents	9.9	4.4
Customer and other receivables, net of reserves of $3.5
at December 31, 2001 and $3.4 at December 31, 2000	85.7	92.1
Accrued utility revenues	40.9	56.8
Fossil fuel, at average cost	15.1	11.2
Gas in storage, at average cost	33.6	21.7
Materials and supplies, at average cost	23.7	22.2
Assets from risk management	5.0	-
Prepayments and other	24.3	23.0
Total current assets	238.2	231.4

Regulatory assets	89.0	72.4
Nonutility plant, net of accumulated depreciation of $0.2
at December 31, 2001 and $0.2 at December 31, 2000	1.0	1.1
Pension assets	84.3	63.0
Goodwill	35.4	-
Investments and other assets	96.7	40.5
Total	$1,730.9	$1,503.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

H. CONSOLIDATED BALANCE SHEETS (CONTINUED)

Capitalization and Liabilities
At December 31 (Millions)	2001	2000
Capitalization
Common stock equity	$ 710.6	$ 573.0
Preferred stock with no mandatory redemption	51.2	51.2
Capital lease obligation	72.1	73.0
Long-term debt to parent	13.1	13.5
Long-term debt	330.4	283.6
Total capitalization	1,177.4	994.3

Current liabilities
Current portion of long-term debt and capital lease obligation	50.9	0.6
Note payable	10.0	10.0
Commercial paper	-	60.0
Accounts payable	73.0	96.7
Accrued interest and taxes	20.0	12.4
Other	15.6	14.8
Total current liabilities	169.5	194.5

Long-term liabilities and deferred credits
Accumulated deferred income taxes	116.6	109.0
Accumulated deferred investment tax credits	19.6	21.9
Regulatory liabilities	70.7	42.7
Environmental remediation liability	43.4	37.4
Postretirement liabilities	53.6	47.3
Other long-term liabilities	80.1	56.1
Total long-term liabilities and deferred credits	384.0	314.4

Commitments and contingencies (See Note 14)
Total	$1,730.9	$1,503.2

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

I. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31 (Millions, except share amounts)	2001	2000

Common stock equity
Common stock	$ 95.6	$ 95.6
Premium on capital stock	364.6	248.1
Retained earnings	250.4	229.3
Total common stock equity	710.6	573.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -
Shares
Series Outstanding
------ -----------
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Capital lease obligation	73.0	73.6
Current portion	(0.9)	(0.6)
Net capital lease obligation	72.1	73.0

Long-term debt to parent
Series Year Due
------ --------
8.76% 2015	5.4	5.6
7.35% 2016	7.7	7.9
Total long-term debt to parent	13.1	13.5

Long-term debt
First mortgage bonds
Series Year Due
------ --------
7.30% 2002	50.0	50.0
6.80% 2003	50.0	50.0
6.125% 2005	9.1	9.1
6.90% 2013	22.0	22.0
8.80% 2021	-	53.1
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
------ --------
6.08% 2028	50.0	50.0
6.125% 2011	150.0	-
Total	381.1	284.2
Unamortized discount and premium on bonds, net	(0.7)	(0.7)
Total first mortgage bonds	380.4	283.5
Other long-term debt	-	0.1
Current portion	(50.0)	-
Total long-term debt	330.4	283.6
Total capitalization	$1,177.4	$ 994.3

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

J. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Millions)	2001	2000	1999

Cash flows from operating activities:
Net income	$ 83.7	$ 73.5	$ 70.2

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	72.6	85.3	73.2
Gain on nuclear decommissioning trust	(8.1)	(10.8)	(3.9)
Amortization of nuclear fuel and other	9.2	14.7	14.1
Deferred income taxes	4.2	(2.9)	(12.0)
Investment tax credit restored	(1.5)	(1.6)	(1.6)
Allowance for equity funds used during construction	(1.9)	(1.7)	(0.7)
Equity income, net of minority interest	(7.4)	(0.4)	(0.9)
Gain on sale of property	(14.9)	(3.8)	-
Pension income	(4.5)	2.6	(5.6)
Postretirement funding	6.3	(2.6)	5.4
Other, net	(2.0)	4.1	15.4
Changes in -
Customer and other receivables	16.2	(21.1)	(7.7)
Accrued utility revenues	18.9	(20.7)	(5.3)
Fossil fuel inventory	(3.9)	3.9	(2.7)
Gas in storage	(11.0)	(2.9)	(3.9)
Miscellaneous assets	(0.5)	(16.0)	(9.4)
Accounts payable	(31.8)	44.1	(8.0)
Miscellaneous current and accrued liabilities	(7.0)	0.7	6.0
Accrued taxes	5.4	(0.4)	10.2
Net cash provided by operating activities	122.0	144.0	132.8

Cash flows from investing activities:
Construction of utility plant and nuclear fuel expenditures	(171.1)	(150.5)	(133.8)
Decommissioning funding	(2.6)	(8.8)	(9.2)
Purchase of other property and equipment	(17.5)	-	(0.2)
Proceeds from sale of property	16.2	31.3	-
Return of capital on equity method investment	32.2	-	-
Dividends received from equity method investment	3.3	-	-
Other	7.7	(1.5)	16.2
Net cash used for investing activities	(131.8)	(129.5)	(127.0)

Cash flows from financing activities:
Payments of long-term debt and capital lease	(54.2)	-	-
Issuance of senior notes	150.0	-	-
Short-term debt - net	(60.0)	20.0	15.0
Redemption of obligations acquired in purchase business combination	(17.9)	-	-
Equity contributions from parent	95.0	75.0	60.0
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Dividends to parent	(59.5)	(105.0)	(76.0)
Equity withdrawal by parent	(35.0)	-	-
Other	-	(0.4)	(0.2)
Net cash provided by (used for) financing activities	15.3	(13.5)	(4.3)
Net increase in cash and equivalents	5.5	1.0	1.5
Cash and equivalents at beginning of year	4.4	.4	1.9
Cash and equivalents at end of year	$ 9.9	$ 4.4	$ 3.4

The accompanying WPS Resources Corporation and Wisconsin Public Service Corporation notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

K. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31 (Millions)	2001	2000	1999

Balance at beginning of year	$229.3	$263.9	$284.7
Add - Net income	83.7	73.5	70.2
	313.0	337.4	354.9
Deduct -
Cash dividends declared on preferred stock
5.00% Series ($5.00 per share)	0.7	0.7	0.7
5.04% Series ($5.04 per share)	0.1	0.1	0.1
5.08% Series ($5.08 per share)	0.3	0.3	0.3
6.76% Series ($6.76 per share)	1.0	1.0	1.0
6.88% Series ($6.88 per share)	1.0	1.0	1.0
Dividend to parent	59.5	105.0	87.9
	62.6	108.1	91.0
Balance at end of year	$250.4	$229.3	$263.9

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

NOTE 1--CASH AND EQUIVALENTS

    We consider short-term investments with an original maturity of three months or less to be cash equivalents.

    Cash paid for taxes during 2001, 2000, and 1999 was $43.0 million, $45.2 million, and $44.4 million, respectively. During 2001, cash paid for interest totaled $23.6 million. For 2000 and 1999, $24.4 million and $22.9 million were paid for interest, respectively.

    The following noncash investing and financing activities occurred in 2001:

1. An investment in American Transmission Company, LLC was made with the exchange of $71.1 million of transmission assets net of accumulated depreciation for an approximate 11% equity interest in American Transmission Company and a $32.2 million return of capital as shown on the Consolidated Statements of Cash Flows.

2. As a result of the merger of Wisconsin Fuel and Light into Wisconsin Public Service, Wisconsin Public Service acquired the assets and assumed certain liabilities of Wisconsin Fuel and Light Company. In connection with the merger WPS Resources contributed $54.8 million of additional capital to Wisconsin Public Service.

    There were no noncash investing and financing activities during 2000.

    The following noncash investing and financing activities occurred in 1999:

1. A capital lease obligation of $74.1 million was incurred when Wisconsin Public Service entered into a long-term lease agreement for utility plant assets.

2. Net cash surrender value of a key executive life insurance policy of $11.8 million was transferred from Wisconsin Public Service to WPS Resources.

3. Nonutility assets of $0.1 million were transferred from Wisconsin Public Service to WPS Resources.

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

    Cash, Short-Term Investments, Energy Conservation Loans, Notes Payable, and Outstanding Commercial Paper: The carrying amount approximates fair value due to the short maturity of those investments and obligations.

    Nuclear Decommissioning Trusts: The value of nuclear decommissioning trust investments included in utility plant is recorded at market value, net of taxes payable on unrealized gains and losses. The amount recorded in nuclear decommissioning trusts - other assets represents income taxes payable on unrealized gains and losses.

    Long-Term Debt and Preferred Stock: The fair value of long-term debt, and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS Resources for debt of the same remaining maturity.

    Risk Management Activities: All derivatives are recorded at their fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Refer to Note 4 of WPS Resources Notes to Consolidated Financial Statements for more information.

    The estimated fair values of Wisconsin Public Service's financial instruments as of December 31 were:
(Millions)	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 9.9	$ 9.9	$ 4.4	$ 4.4
Energy conservation loans	2.6	2.6	3.5	3.5
Nuclear decommissioning trusts - utility plant	311.3	311.3	207.2	207.2
Nuclear decommissioning trusts - other assets	22.4	22.4	18.3	18.3
Notes payable	10.0	10.0	10.0	10.0
Commercial paper	-	-	60.0	60.0
Long-term debt (excluding capital lease obligation)	381.1	377.6	284.2	286.9
Preferred stock	51.2	43.9	51.2	41.9
Risk management activities	5.0	5.0	-	-

NOTE 3--REGULATORY ASSETS AND LIABILITIES

    The following regulatory assets and liabilities were reflected in Wisconsin Public Service's consolidated balance sheets as of December 31:

(Millions)	2001	2000

Regulatory assets
Demand-side management expenditures	$ 9.6	$20.7
Environmental remediation costs (net of insurance recoveries)	38.5	29.0
Funding for enrichment facilities	3.6	4.1
Pension curtailment loss	8.1	8.1
Deferred nuclear costs	9.9	-
Unamortized loss on debt	4.5	1.4
Deferred American Transmission Company costs	4.4	0.5
Other	10.4	8.6
Total	$89.0	$72.4

Regulatory liabilities
Income tax related items	$18.4	$17.3
Unrealized gain on decommissioning trust	22.4	18.3
Pension settlement gain	11.8	-
Deferred gain on emission allowance sales	6.0	2.9
Natural gas derivatives	5.0	-
Interest from tax refunds	5.0	3.8
Other	2.1	0.4
Total	$70.7	$42.7

NOTE 4--COMMON EQUITY

    Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order to pay normal common stock dividends of no more than 109% of the previous year's common stock dividend without the Public Service Commission of Wisconsin's approval. WPS Resources may provide equity contributions or request a return of capital in order to maintain utility common equity levels consistent with those allowed by the regulators. Wisconsin law prohibits Wisconsin Public Service from making loans to or guaranteeing obligations of WPS Resources or its other subsidiaries.

    During 2001, Wisconsin Public Service received equity contributions of $95.0 million from WPS Resources. Wisconsin Public Service paid common dividends of $59.5 million to WPS Resources in 2001. Also during 2001, WPS Resources received a return of capital from Wisconsin Public Service of $35.0 million. The equity contributions, common dividends, and returns of capital allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

NOTE 5--LONG-TERM DEBT

    At Wisconsin Public Service, utility plant assets secure first mortgage bonds. In August 2001, Wisconsin Public Service retired $53.1 million of 8.80% first mortgage bonds that would have matured in 2021.

    Wisconsin Public Service issued $150.0 million of 6.125% senior notes on August 14, 2001, which will mature in 2011. These notes are secured by a pledge of first mortgage bonds and become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

    At December 31, 2001, Wisconsin Public Service was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and excluding capital lease payments is as follows:

Year ending December 31 (Millions)

2002	$ 50.0
2003	50.0
2004	-
2005	9.1
2006	-
Later years	272.0
Total payments	$381.1

NOTE 6--SHORT-TERM DEBT AND LINES OF CREDIT

    To provide short-term borrowing flexibility and security for commercial paper outstanding, Wisconsin Public Service maintains bank lines of credit. These lines of credit require a fee.

    The information in the table below relates to short-term debt and lines of credit for the years indicated:

(Millions, except for percentages)	2001	2000	1999

As of end of year
Commercial paper outstanding	$ -	$60.0	$40.0
Average discount rate on outstanding commercial paper	-%	6.62%	6.50%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	2.06%	6.73%	6.43%
Available (unused) lines of credit	$55.0	$65.0	$30.0

For the year
Maximum amount of short-term debt	$90.0	$73.0	$54.0
Average amount of short-term debt	$47.3	$44.8	$29.0
Average interest rate on short-term debt	4.41%	6.51%	5.27%

NOTE 7--INCOME TAXES

    Deferred income taxes are provided for temporary differences in the recognition of certain assets or liabilities for tax and financial reporting purposes. The principal components of Wisconsin Public Service's deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2001	2000

Deferred tax assets
Plant related	$ 62.8	$ 78.5
Employee benefits	33.3	31.0
Regulatory deferrals	5.7	4.7
Other	0.3	0.5
Total	$102.1	$114.7

Deferred tax liabilities
Plant related	$165.1	$183.4
Employee benefits	29.9	31.3
Regulatory deferrals	16.2	8.6
Other	7.5	0.4
Total	$218.7	$223.7

Net deferred tax liabilities	$116.6	$109.0

    The following is a reconciliation of the difference between the current and future tax expense that would be computed by applying the federal statutory rate to income before income taxes, and the actual current and future income tax expense that was recorded on the income statement for the year ended December 31:

(Millions, except for percentages)	2001		2000		1999
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$44.6	35.0%	$39.7	35.0%	$37.9
State income taxes, net	5.1	6.4	5.5	6.3	5.3	5.8
Investment tax credit restored	(1.2)	(1.5)	(1.4)	(1.6)	(1.5)	(1.6)
Rate difference on reversal of income tax temporary differences	(1.6)	(2.0)	(1.3)	(1.5)	(1.7)	(1.8)
Other differences, net	(2.9)	(3.6)	(2.5)	(2.8)	(1.9)	(2.2)
Effective income tax	34.4%	$43.9	35.3%	$40.1	35.2%	$38.1

Current provision
Federal		$33.3		$36.0		$41.9
State		7.4		8.6		9.4
Total current provision		40.8		44.6		51.3
Deferred benefit		4.7		(2.9)		(11.6)
Investment tax credit restored, net		(1.5)		(1.6)		(1.6)
Total income tax expense		$43.9		$40.1		$38.1

    Wisconsin Public Service is refunding taxes for which deferred taxes were recorded in prior years at rates greater than current rates to customers prospectively as the temporary differences reverse. The regulatory liability for these refunds totaled $18.4 million as of December 31, 2001 and $17.3 million as of December 31, 2000.

NOTE 8--MINORITY INTEREST

    WPS Investments is a consolidated subsidiary of Wisconsin Public Service that was created to hold the company's entire investment in the American Transmission Company. Minority interest at Wisconsin Public Service is the result of joint ownership in WPS Investments. At December 31, 2001, Wisconsin Public Service had an approximate 74% ownership interest in WPS Investments. WPS Resources and Upper Peninsula Power have approximate 1% and 25% ownership interests, respectively, in WPS Investments at December 31, 2001. At December 31, 2000, Wisconsin Public Service had a 100% ownership in WPS Investments. The ownership interests have varied throughout 2001 and will continue to change as additional assets are contributed to WPS Investments by the utilities or cash is contributed by WPS Resources.

NOTE 9--SEGMENTS OF BUSINESS

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

Segments of Business (Millions)
	Regulated Utilities				Wisconsin Public Service Consolidated
2001	Electric Utility	Gas Utility	Total Utility	Other*

Income Statement
Operating revenues	$ 610.7	$321.6	$ 932.3	$ -	$ 932.3
Depreciation and decommissioning	60.9	11.7	72.6	-	72.6
Other income	13.2	0.2	13.4	23.2	36.6
Interest expense	24.0	6.0	30.0	1.2	31.2
Income taxes	30.7	5.9	36.6	7.3	43.9
Earnings on common stock	57.9	8.9	66.8	13.8	80.6
Balance Sheet
Total assets	1,245.3	375.2	1,620.5	110.4	1,730.9
Cash expenditures for long-lived assets	163.7	24.9	188.6	-	188.6

* Nonutility operations are included in the Other column.

Segments of Business (Millions)
	Regulated Utilities				Wisconsin Public Service Consolidated
2000	Electric Utility	Gas Utility	Total Utility	Other*

Income Statement
Operating revenues	$ 576.0	$264.5	$ 840.5	$ -	$ 840.5
Depreciation and decommissioning	76.4	8.9	85.3	-	85.3
Other income	18.1	0.1	18.2	1.5	19.7
Interest expense	22.9	4.8	27.7	1.2	28.9
Income taxes	32.7	7.6	40.3	(0.2)	40.1
Earnings on common stock	58.2	11.6	69.8	0.6	70.4
Balance Sheet
Total assets	1,112.4	305.5	1,417.9	85.3	1,503.2
Cash expenditures for long-lived assets	129.0	21.5	150.5	0.1	150.6

* Nonutility operations are included in the Other column.

Segments of Business (Millions)
	Regulated Utilities				Wisconsin Public Service Consolidated
1999	Electric Utility	Gas Utility	Total Utility	Other*

Income Statement
Operating revenues	$ 527.9	$191.5	$ 719.4	$ -	$ 719.4
Depreciation and decommissioning	65.0	8.2	73.2	-	73.2
Other income	6.5	0.1	6.6	2.0	8.6
Interest expense	19.7	4.6	24.3	0.3	24.6
Income taxes	30.7	7.4	38.1	(0.1)	38.0
Earnings on common stock	54.1	11.3	65.4	1.7	67.1
Balance Sheet
Total assets	1,122.7	267.4	1,390.1	19.8	1,409.9
Cash expenditures for long-lived assets	114.0	19.8	133.8	0.3	134.1

* Nonutility operations are included in the Other column.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions)	Three Months Ended
2001
	March	June	September	December	Total

Operating revenues	$314.8	$197.4	$204.2	$215.9	$932.3
Earnings on common stock	$ 24.5	$ 13.2	$ 20.9	$ 22.0	$ 80.6

2000
	March	June	September	December	Total

Operating revenues	$217.1	$183.1	$190.1	$250.2	$840.5
Earnings on common stock	$ 27.3	$ 11.7	$ 15.8	$ 15.6	$ 70.4

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.

NOTE 11--RELATED PARTY TRANSACTIONS

    Wisconsin Public Service enters into transactions with Upper Peninsula Power and WPS Energy Services, which are both wholly-owned subsidiaries of WPS Resources. For 2001, Wisconsin Public Service recorded revenue of $21.4 million from electric sales to Upper Peninsula Power and $2.5 million from gas sales to WPS Energy Services. Wisconsin Public Service also purchased $5.2 million of gas from WPS Energy Services. During 2000, Wisconsin Public Service recorded revenue of $20.6 million from electric sales to Upper Peninsula Power and $0.9 million from gas sales to WPS Energy Services. In addition, Wisconsin Public Service purchased $5.7 million of gas from WPS Energy Services. During 1999, Wisconsin Public Service recorded revenue of $8.3 million from electric sales to Upper Peninsula Power and $2.8 million from gas sales to WPS Energy Services. Wisconsin Public Service also purchased $1.5 million of gas from WPS Energy Services. Included in the accounts receivable balance at December 31, 2001 are amounts due from related parties under the relationships described.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

M. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Wisconsin Public Service Corporation:

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Milwaukee, Wisconsin
January 28, 2002

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of WPS Resources and those Class B directors seeking election can be found in our March 28, 2002 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.

    Information regarding our executive officers, which is not included in our Proxy Statement, can be found in this document in Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

WPS Resources Corporation

    Information required under Item 11 regarding compensation paid by WPS Resources to its Named Executive Officers can be found in our March 28, 2002 Proxy Statement. Such information is incorporated by reference as if fully set forth herein. Named Executive Officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2001.

Wisconsin Public Service Corporation

Summary Compensation Table

    This table shows cash and other compensation paid to or earned by each of the Named Executive Officers for the last three fiscal years. Named Executive Officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2001. Compensation amounts for those Wisconsin Public Service Named Executive Officers also reported as Named Executive Officers of WPS Resources are repeated in this table and do not reflect additional compensation.

Long-Term Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compen- sation
		($) (1)	($)	($) (2)	($) (3)	(#)	($)	($) (4)
Larry L. Weyers Chairman, and CEO	2001 2000 1999	454,795 346,066 404,167	267,377 5,319 2,376	20,095 15,186 10,031	0 0 0	86,116 74,840 136,000	0 0 0	60,077 345,714 130,098
Patrick D. Schrickel President and Chief Operating Officer	2001 2000 1999	275,500 271,018 253,282	152,627 75,766 27,935	19,657 14,881 9,830	0 0 0	7,670 27,550 56,000	0 0 0	32,033 48,143 36,657
Ralph G. Baeten Senior Vice President - Finance and Treasurer	2001 2000 1999	161,731 142,228 136,620	31,440 4,907 3,365	2,370 1,790 1,183	0 0 0	6,684 6,200 12,000	0 0 0	98,400 48,083 37,206
Thomas P. Meinz Senior Vice President - Public Affairs	2001 2000 1999	136,006 130,032 121,918	0 5,728 3,190	7,630 5,766 3,809	0 0 0	12,051 11,276 22,000	0 0 0	99,751 58,096 42,955
Bernard J. Treml Vice President - Human Resources	2001 2000 1999	134,446 141,721 135,801	0 42,812 25,900	4,434 3,351 2,214	0 0 0	6,547 6,200 22,000	0 0 0	92,018 17,189 15,839

(1) In addition to base salary, these amounts include Elective Deferred Compensation in the Reserve Account.

(2) These amounts reflect Above-Market Earnings on Elective Deferred Compensation. Perquisites for the Chief Executive Officer and the four Named Executive Officers were less than $50,000 or 10% of the total of salary and bonus for the year and, accordingly, are not listed.

(3) Performance shares of WPS Resources Common Stock have been awarded to each of the Named Executive Officers as reported in the Long-Term Incentive Plan table presented below. At December 31, 2001, the closing stock price of WPS Resources common stock was $36.55. Based on this valuation the performance shares have a value at year end of $889,993 for Larry L. Weyers, $157,348 for Patrick D. Schrickel, $54,460 for Ralph G. Baeten,  $129,131 for Thomas P. Meinz, and $70,578 for Bernard J. Treml.

(4) All Other Compensation as reported in the table above is:

Name and Title	Year	Contributions to Employee Stock Ownership Plan ($)	Above Market Earnings on Mandatory Deferred Compensation ($)	Elective Deferred Compensation ($)
Larry L. Weyers Director, Chairman and CEO	2001 2000 1999	8,979 3,122 2,496	6,962 5,261 3,475	44,136 337,331 124,127

Patrick D. Schrickel President and Chief Operating Officer	2001 2000 1999	9,052 3,138 1,377	8,481 6,420 4,241	14,500 38,540 31,039

Ralph G. Baeten Senior Vice President - Finance and Treasurer	2001 2000 1999	8,024 2,525 2,292	2,732 2,065 1,364	87,644 43,493 33,550

Thomas P. Meinz Senior Vice President - Public Affairs	2001 2000 1999	7,417 2,381 2,164	2,931 2,214 1,463	89,404 53,500 39,328

Bernard J. Treml Vice President - Human Resources	2001 2000 1999	8,932 2,838 2,285	3,112 2,351 1,554	79,974 12,000 12,000

    Individual employment and severance agreements exist with each of the officers of Wisconsin Public Service Corporation listed in the Summary Compensation Table above. The agreements are intended to retain the services of these officers in the event of a change in control of WPS Resources. Each agreement entitles the officer to a continuation of salary and benefits for a maximum period of three years after a change in control. Each employment and severance agreement also provides a cash termination payment should there be a termination of the officer's employment after a change of control or in anticipation of a change in control. Generally, total termination payments provided are not to exceed the present value of 2.99 times the executive's average annual salary including annual bonuses for the five years immediately preceding a change of control. Certain executives, including some of the Named Executive Officers, may receive termination payments in excess of 2.99 times average annual salary. The termination payments replace all other severance payments to which the executive may be entitled under current severance agreements.

Option Grants to Named Executives in Last Fiscal Year
Individual Grants
Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	Grant date present value $
(a)	(b)	(c)	(d)	(e)	(f)
Larry L. Weyers	86,116	26.26%	$34.09	12/13/2011	$277,294

Patrick D. Schrickel	7,670	2.34%	$34.09	12/13/2011	$24,697

Ralph G. Baeten	4,372 2,312	2.04%	$34.38 $34.09	7/12/2011 12/13/2011	$14,777 $ 7,445

Thomas P. Meinz	12,051	3.67%	$34.09	12/13/2011	$38,804

Bernard J. Treml	6,547	2.00%	$34.09	12/13/2011	$21,081

    All options, for WPS Resources common stock, reported above will vest at a rate of 25% per year beginning on December 13, 2002 and ending on December 13, 2005, with the exception of the 4,372 options granted to Ralph G. Baeten. These options will vest at a rate of 25% per year beginning on July 12, 2002 and ending on July 12, 2005. The year-end closing price of WPS Resources stock was $36.55. There were no stock appreciation rights granted to any employee in 2001.

    The grant date present value in column (f) above is based on option values of $3.22 per option granted on December 13, 2001 and $3.38 per option granted on July 12, 2001. These values were calculated using the standard Black-Scholes Model. For purposes of determining the value of these options the following assumptions were made:

Option Value	$3.22	$3.38
Annual dividend yield	6.60%	6.58%
Volatility	20.19%	20.93%
Risk free rate of return	5.62%	5.54%
Time of exercise	10 years	10 years

    The annual dividend yield was based on a dividend of $2.10 per share and the closing stock price on the date of grant. The risk free rate of return equals the interest rate on 10-year treasuries on the grant date. Due to the lack of experience with the plan, the time of exercise was assumed to be the maximum exercise period of the options. Expected volatility is based on the monthly price of WPS Resources common stock over the three years prior to the grant date.

Aggregated Options in Last Fiscal Year and Fiscal Year End Option Values
			Number of securities underlying unexercised options/SARs at fiscal year end	Value of unexercised in-the-money options/SARs at fiscal year end
			(#)	($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
(a)	(b)	(c)	(d)	(e)
Larry L. Weyers	0	0	86,710/210,246	487,578/766,779
Patrick D. Schrickel	14,000	71,750	6,888/56,333	12,398/242,961
Ralph G. Baeten	0	0	7,550/17,334	42,840/63,595
Thomas P. Meinz	0	0	13,819/31,508	78,499/118,293
Bernard J. Treml	0	0	12,550/22,197	76,215/97,901

    There were no SARs granted to any employees.

Performance Share (Long Term Incentive Plan) Awards

Long Term Incentive Plans - Awards in Last Fiscal Year
Name	Number of shares, units or other rights (#)	Performance or other period until maturation or payout	Estimated future payouts under non-stock price-based plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
(a)	(b)	(c)	(d)	(e)	(f)
Larry L. Weyers
2001 Incentive	11,694	3 Years
2002 Incentive	12,656	3 Years
Patrick D. Schrickel
2001 Incentive	4,305	3 Years
2002 Incentive	0	3 Years
Ralph G. Baeten
2001 Incentive	1,490	3 Years
2002 Incentive	0	3 Years
Thomas P. Meinz
2001 Incentive	1,762	3 Years
2002 Incentive	1,771	3 Years
Bernard J. Treml
2001 Incentive	969	3 Years
2002 Incentive	962	3 Years

   Pension Compensation for the Named Executive Officers is:

Name and Title	2001 Pension Compensation ($)	Years of Service
Larry L. Weyers Director, Chairman and CEO	708,669	16
Patrick D. Schrickel President and Chief Operating Officer	392,136	36
Ralph G. Baeten Senior Vice President - Finance and Treasurer	218,811	32
Thomas P. Meinz Senior Vice President - Public Affairs	202,935	33
Bernard J. Treml Vice President - Human Resources	198,408	30

    Additional information required under Item 11 regarding compensation paid by Wisconsin Public Service Corporation to its Chief Executive Officer and its other executive officers can be found in the WPS Resources March 28, 2002 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

WPS Resources Corporation

    Information concerning principal securities holders and the security holdings of our management can be found in our March 28, 2002 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.

Wisconsin Public Service Corporation

Ownership of Voting Securities

    All of the common stock of Wisconsin Public Service is held by WPS Resources. Information concerning the security holdings of WPS Resources' management can be found in its March 28, 2002 Proxy Statement, which is incorporated by reference as if fully set forth herein. Listed in the following table are the shares of WPS Resources' common stock owned by the executive officers listed in the Summary Compensation Table and all directors of Wisconsin Public Service, as well as the number of shares owned by the directors and officers as a group as of January 1, 2002.

    This table indicates the $1 Par Value WPS Resources Common Stock and Stock Options the officers and directors of Wisconsin Public Service own as of January 1, 2002. We believe that the following table is an accurate representation of beneficial owners of more than 5% of any class of our securities. The table is based upon reports on Schedules 13G filed with the Securities and Exchange Commission and other information believed to be reliable.

		Amount and Nature of Shares Beneficially Owned January 1, 2002
Name and Title		Aggregate Number of Shares Beneficially Owned (8)	Number of Shares Subject to Stock Options	Percent of Shares
A. Dean Arganbright Director		6,000	3,000	*
Michael S. Ariens Director	(1)	13,867	3,000	*
Richard A. Bemis Director		11,897	3,000	*
Robert C. Gallagher Director		14,511	3,000	*
Kathryn M. Hasselblad-Pascale Director	(2)	8,407	3,000	*
James L. Kemerling Director	(3)	6,208	3,000	*
John C. Meng Director	(4)	16,648	3,000	*
William F. Protz Director	(5)	718,384	0	2.3%
Larry L. Weyers Director Chairman, President, and CEO WPS Resources Corporation		117,145	296,956	*
Patrick D. Schrickel Executive Vice President WPS Resources Corporation	(6)	31,229	77,220	*
Ralph G. Baeten Senior Vice President - Finance and Treasurer		18,522	24,884	*
Thomas P. Meinz Senior Vice President - Public Affairs		26,056	45,327	*
Bernard J. Treml Vice President - Human Resources		20,921	34,747	*
All 17 directors and officers as a group	(7)	1,026,070	560,706	3.3%

* Less than 1% of WPS Resources outstanding shares of common stock

    None of the persons listed beneficially owns shares of any other class of our equity securities, except Mr. Arganbright's spouse who owns 10 shares of Wisconsin Public Service Preferred Stock 5% Series ($100 par value).

(1) Includes 3,535 shares held by M&M Ariens, Inc.

(2) Includes 2,187 shares owned by spouse.

(3) Includes 800 shares held in an individual retirement account.

(4) Includes 12,000 shares held in joint tenancy.

(5) Includes 695,363 shares held in two trusts, for which Mr. Protz is the trustee and in which his spouse is a 1/16th beneficiary. As trustee, Mr. Protz controls the voting of the shares and can direct the trust to sell or retain the shares.

(6) Includes 200 shares held as custodian for children.

(7) Includes 12,387 shares held in joint tenancy and 336 shares held as custodian for children.

(8) Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the Wisconsin Public Service Corporation Deferred Compensation Trust, and all stock options, which are exercisable within six months of December 31, 2001. Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted. No voting or investment power exists related to the stock options reported until exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WPS Resources Corporation

    There have been no transactions since the beginning of fiscal year 2001, or any currently proposed transactions, or series of similar transactions, to which WPS Resources or any of its subsidiaries was or is to be party to in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of WPS Resources, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

Wisconsin Public Service Corporation

    Wisconsin Public Service both provides and receives services, property, and other things of value to and from, its parent WPS Resources and other subsidiaries of WPS Resources. All such transactions are made pursuant to a master affiliated interest agreement approved by the Public Service Commission of Wisconsin. The agreement provides that Wisconsin Public Service receives payment equal to the higher of its cost or fair value for services and property and other things of value which Wisconsin Public Service provides to WPS Resources or its other nonregulated subsidiaries, and Wisconsin Public Service makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which WPS Resources or its other nonregulated subsidiaries provide to Wisconsin Public Service. The agreement further provides that any services, property, or other things of value provided to or from Wisconsin Public Service to or for any other regulated subsidiary of WPS Resources be provided at cost. Modification or amendment to the master agreement requires the approval of the Public Service Commission of Wisconsin.

    Wisconsin Public Service may through the ordinary course of business have sales of energy or energy services in excess of $60,000 to a company in which a Wisconsin Public Service director may have a direct material interest. All such transactions are at rates required by the various governmental agencies, which regulate our rates.

    Except as noted in the preceding paragraph, there have been no transactions since the beginning of fiscal year 2001, or any currently proposed transaction, or series of similar transactions, to which Wisconsin Public Service or any of its subsidiaries was or is to be party to in which the amount exceeds $60,000 and in which any director or executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the common stock of WPS Resources or of Wisconsin Public Service, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	WPS Resources Corporation
	Consolidated Statements of Income for the three years ended December 31, 2001, 2000, and 1999		80

	Consolidated Balance Sheets as of December 31, 2001 and 2000		81

	Consolidated Statements of Common Shareholder's Equity		82

	Consolidated Statements of Cash Flows for the three years ended December 31, 2001, 2000, and 1999		83

	Notes to Consolidated Financial Statements		84

	Report of Independent Public Accountants		119

	Wisconsin Public Service Corporation
	Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2001, 2000, and 1999		120

	Consolidated Balance Sheets as of December 31, 2001 and 2000		121

	Consolidated Statements of Capitalization as of December 31, 2001 and 2000		123

	Consolidated Statements of Cash Flows for the three years ended December 31, 2001, 2000, and 1999		124

	Consolidated Statements of Retained Earnings for the three years ended December 31, 2001, 2000, and 1999		125

	Notes to Consolidated Financial Statements		126

	Report of Independent Public Accountants		133

(2)

Financial statement schedules.

The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Report of Independent Public Accountants	151

	B.	Statements of Income and Retained Earnings	152

	C.	Balance Sheets	153

	D.	Statements of Cash Flows	154

	E.	Notes to Parent Company Financial Statements	155

(3)	Listing of all exhibits, including those incorporated by reference.

Exhibit Number	Description of Documents

2*

Asset Purchase Agreement Among Maine Public Service Company, Maine and New Brunswick Electrical Power Company, Limited and WPS Power Development, Inc. dated as of July 7, 1998. (Incorporated by reference to Exhibit 2 to Form 10-K for the year ended December 31, 1998.)

2A-1*

Asset Purchase Agreement By and Among PPL, Inc., PP&L Resources, Inc., Lady Jane Collieries, Inc. and Sunbury Holdings, LLC, dated as of May 1, 1999. (Incorporated by reference to Exhibit 2A to Form 10K for the year ended December 31, 1999.)

2A-2*

Asset Sale Agreement Between Sierra Pacific Power Company and WPS Northern Nevada, LLC for the Tracy/Pinon Asset Bundle, dated as of October 25, 2000. (Incorporated by reference to Exhibit 2A-2 to Form 10-K for the year ended December 31, 2000.)

2A-3*

Asset Contribution Agreement between American Transmission Company LLC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, Wisconsin Public Service Corp, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000. (Incorporated by reference to Exhibit 2A-3 to Form 10-K for the year ended December 31, 2000.)

2A-4*	Operating Agreement of American Transmission Company LLC dated as of January 1, 2001. (Incorporated by reference to Exhibit 2A-4 to Form 10-K for the year ended December 31, 2000.)

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

3B-1	By-Laws of WPS Resources Corporation as in effect April 1, 2001. (Incorporated by reference to Exhibit 3B-1 to Form 10-K for the year ended December 31, 2000.)

3B-2	By-Laws of Wisconsin Public Service Corporation as in effect April 1, 2001. (Incorporated by reference to Exhibit 3B-2 to Form 10-K for the year ended December 31, 2000.)

4A

Copy of Rights Agreement, dated December 12, 1996 between WPS Resources Corporation and Firstar Trust Company (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 13, 1996 [File No.1-11337]).

4B

Copy of First Mortgage and Deed of Trust, dated as of January 1, 1941 from Wisconsin Public Service Corporation to First Wisconsin Trust Company, Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001). All references to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

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

4G

First Supplemental Indenture, dated as of November 1, 1999 between WPS Resources Corporation and Firstar Bank, National Association and Form of 7.00% Note Due November 1, 2009. (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999. (File No. 1-11337)

4H

Second Supplemental Indenture, dated as of August 1, 2001 between WPS Resources Corporation and Firstar Bank, National Association. (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001. (File No. 1-03016)

10A

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

10H-1

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Phillip M. Mikulsky, Patrick D. Schrickel, and Larry L. Weyers. (Incorporated by reference to Exhibit 10H-1 to Form 10-K for the year ended December 31, 2000.)

10H-2

Copy of Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Diane L. Ford, Richard E. James, Thomas P. Meinz, Charles A. Schrock, and Bernard J. Treml. (Incorporated by reference to Exhibit 10H-2 to Form 10-K for the year ended December 31, 2000.)

10H-3

WPS Resources Corporation Amended and Restated Deferred Compensation Plan to be effective January 1, 2001. (Incorporated by reference to Exhibit 4 to Form S-8 filed by WPS Resources on October 22, 2001.)

10H-4	WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan to be effective January 1, 2001. (Incorporated by reference to Exhibit 10H-4 to Form 10-K for the year ended December 31, 2000.)

10H-5

WPS Resources Corporation Non-Employee Director Deferred Compensation and Deferred Stock Unit Plan to be effective January 1, 2001. (Incorporated by reference to Exhibit 4 to Form S-8 filed by WPS Resources on October 22, 2001.)

10H-6	WPS Resources Corporation Short-Term Variable Pay Plan effective January 1, 1999. (Incorporated by reference to Exhibit 10H-6 to Form 10-K for the year ended December 31, 2000.)

10H-7

Copy of WPS Resources 1999 Stock Option Plan effective May 6, 1999 (Incorporated by reference to Exhibit 10-2 in the Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999. [File No.
[1-1337])

10H-8	WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 in Form S-8 December 21, 1999. [File No. 333-93193])

10I-1

Equity Contribution Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000 (Incorporated by reference to Exhibit 10I-1 to Form 10-K for the year ended December 31, 2000.)

10I-2

Guaranty Agreement Between WPS Resources Corporation and WPS Northern Nevada, LLC, dated October 25, 2000. (Incorporated by reference to Exhibit 10I-2 to Form 10-K for the year ended December 31, 2000.)

10I-3*

Transitional Power Purchase Agreement By and Between Sierra Pacific Power Company and WPS Northern Nevada, LLC, dated October 25, 2000. (Incorporated by reference to Exhibit 10I-3 to Form 10-K for the year ended December 31, 2000.)

10J-1

Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale. (Incorporated by reference to Exhibit 4H to Form 10-K for the year ended December 31, 1999.)

10J-2*

Credit Agreement dated as of April 14, 2000 among Sunbury Generation, LLC, as Borrower, Bayerische Landesbank Girozentrale, Cayman Islands Branch, as WC Lender, the Term Lenders Party Hereto From Time to Time and Bayerische Landesbank Girozentrale, New York Branch, as Administrative Agent. (Incorporated by reference to Exhibit 10J-2 to Form 10-K for the year ended December 31, 2000.)

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrant

23	Consent of Independent Public Accountants

24	Powers of Attorney

*

Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

LISTING OF EXHIBITS ATTACHED

Exhibit Number	Description of Document

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrant

23	Consent of Independent Public Accountants

24	Powers of Attorney

(b)	Reports on Form 8-K

On January 2, 2001 a Form 8-K was filed by Wisconsin Public Service Corporation. The Form reported under Item 5 the approval of new electric and natural gas rates by the Public Service Commission of Wisconsin.

On January 5, 2001 a Form 8-K was filed by WPS Resources Corporation and Wisconsin Public Service Corporation. The Form reported under Item 5 the transfer of all transmission assets of Wisconsin Public Service to American Transmission Company, LLC in exchange for an equity interest in American Transmission Company.

On February 1, 2001 a Form 8-K was filed by WPS Resources Corporation and Wisconsin Public Service Corporation. The Form reported under Item 9 a plan to issue multiple financing securities in 2001.

On April 2, 2001 a Form 8-K was filed by WPS Resources Corporation and Wisconsin Public Service Corporation. The Form reported under Item 5 the receipt of authorization from the Public Service Commission of Wisconsin to merger Wisconsin Fuel & Light Company into Wisconsin Pubic Service, effective April 1, 2001.

On August 24, 2001 a Form 8-K was filed by Wisconsin Public Service Corporation. The Form reported under Item 5, Wisconsin Public Service entering into an underwriting agreement, second supplemental indenture, and thirty-fourth supplemental indenture related to $150,000,000 of 6.125% bonds.

On November 27, 2001 a Form 8-K was filed by WPS Resources Corporation. The Form reported under Item 5 the sale of a portion of its synthetic fuel facility owned through its subsidiary WPS Power Development, Inc.

On December 12,2001 a Form 8-K was filed by WPS Resources Corporation. The Form reported under Item 5 WPS Resources entering into an underwriting agreement for the issuance of 2,000,000 shares of its common stock.

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

Signature	Title	Date

A. Dean Arganbright	Director	March 8, 2002
Michael S. Ariens	Director
Richard A. Bemis	Director
Robert C. Gallagher	Director
Kathryn M. Hasselblad-Pascale	Director	/s/ L. L. Weyers
James L. Kemerling	Director	L. L. Weyers
John C. Meng	Director	Attorney-in Fact
William F. Protz	Director

/s/ L. L. Weyers	Principal Executive Officer and Director
L. L. Weyers

/s/ J. P. O'Leary	Principal Financial Officer
J. P. O'Leary

/s/ D. L. Ford	Principal Accounting Officer
D. L. Ford

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

A. REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SCHEDULE I - CONDENSED PARENT COMPANY
ONLY FINANCIAL STATEMENTS

To the Board of Directors of WPS Resources Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WPS Resources Corporation included in this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule I is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 28, 2002

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

B. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31 (Millions)	2001	2000	1999

Income
Dividends from subsidiaries in excess of equity earnings	$31.5	($33.5)	($30.1)
Dividends from subsidiaries	59.0	109.3	91.9
Income from subsidiaries	90.5	75.8	61.8
Investment income and other	5.3	8.7	5.1

Total income	95.8	84.5	66.9

Operating expenses	9.8	8.7	2.6
Income before interest expense and income taxes	86.0	75.8	64.3
Interest expense	17.7	15.6	7.1
Income before income taxes	68.3	60.2	57.2
Income taxes	(9.3)	(6.8)	(2.4)
Net Income	77.6	67.0	59.6

Retained earnings, beginning of year	354.8	341.7	335.1
Common stock dividend	(58.3)	(53.9)	(53.0)

Retained earnings, end of year	$374.1	$354.8	$341.7

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

C. BALANCE SHEETS

At December 31 (Millions)	2001	2000
Assets
Current assets
Cash and equivalents	$ 0.5	$ 3.0
Accounts receivable - affiliates	1.4	2.2
Other receivables	1.7	2.0
Notes receivable - affiliates (See Note 1)	18.8	34.3
Total current assets	22.4	41.5

Long-term notes receivable - affiliates (See Note 2)	13.1	21.0

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation	704.2	567.8
WPS Resources Capital Corporation	155.6	108.6
Upper Peninsula Power Company	53.6	40.6
Other	5.4	5.1
Total investments in subsidiaries, at equity	918.8	722.1

Net equipment	5.6	0.8
Other investments	21.6	21.6
Deferred income taxes	3.6	1.9

Total assets	$985.1	$808.9

Liabilities and Capitalization
Current liabilities
Notes payable - affiliates (See Note 3)	$ 26.8	$ -
Commercial paper	15.0	59.6
Accounts payable - affiliates	1.4	0.6
Accounts payable	6.0	0.8
Dividends payable	1.0	1.1
Other	3.4	3.0
Total current liabilities	53.6	65.1

Capitalization
Common stock, $1 par value, 100,000,000 shares
authorized; 31.5 shares outstanding at
December 31, 2001 and 26.9 shares
outstanding at December 31, 2000	31.5	26.9
Premium on capital stock	318.5	172.4
Retained earnings	374.1	354.8
Comprehensive income, cash flow hedge	(2.7)	-
Employee Stock Ownership Plan loan guarantees	-	-
Treasury shares	(7.7)	(8.1)
Shares in deferred compensation trust	(4.2)	(3.2)
Total common stock equity	709.5	542.8
Unsecured senior note, net of unamortized discount (See Note 4)	149.5	149.5
Advances from affiliates (See Note 5)	72.5	51.5
Total capitalization	931.5	743.8

Total liabilities and capitalization	$985.1	$808.9

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

D. STATEMENTS OF CASH FLOWS

Year Ended December 31 (Millions)	2001	2000	1999

Operating
Net income	$ 77.6	$ 67.0	$ 59.6

Add (deduct) dividends from subsidiaries in excess of equity earnings
(equity earnings from subsidiaries in excess of dividends)	(31.5)	33.5	18.2
Deferred income taxes	(1.7)	(1.3)	(0.3)
Other - net	0.5	3.4	-

Changes in other items
Receivables	1.1	(1.9)	0.6
Accounts payable	6.0	(4.2)	3.4
Other	(0.3)	(0.5)	1.9
Net cash - operating	51.7	96.0	83.4

Investing
Notes receivable - affiliates	23.3	78.7	(93.4)
Capital contributions - affiliates	(113.1)	(124.0)	(108.6)
Investments - other	(4.7)	(4.7)	(1.9)
Net cash - investing	(94.5)	(50.0)	(203.9)

Financing
Short-term debt, net	-	-	(2.4)
Commercial paper, net	(44.6)	19.7	17.2
Intercompany debt, net	47.8	-	-
Proceeds from long-term debt	-	-	149.4
Purchase of deferred compensation stock	(1.1)	(10.5)	(0.6)
Proceeds from issuance of common stock	96.4	-	9.0
Common stock dividends	(58.2)	(53.9)	(53.0)
Financing - other	0.0	1.7	-
Net cash - financing	40.3	(43.0)	119.6

Net change in cash	(2.5)	3.0	(0.9)
Cash, beginning of period	3.0	-	0.9
Cash, end of period	$ 0.5	$ 3.0	$ 0.0

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

E. NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

    The following are supplemental notes to the WPS Resources Corporation (parent company only) financial statements and should be read in conjunction with our consolidated financial statements and the related notes.

SUPPLEMENTAL NOTES

Note 1

WPS Resources has short-term notes receivable in 2001 and 2000, respectively, from WPS Power Development of $13.3 million and $19.3 million, from Upper Peninsula Power of $5.5 million and $6.0 million, and from WPS Energy Services of $0.0 million and $9.0 million. Notes receivable bear interest rates that approximate current market rates.

Note 2

WPS Resources has long-term notes receivable from Wisconsin Public Service of $5.4 million and $7.7 million in 2001 and $5.6 million and $7.9 million in 2000, bearing interest rates at 8.76% and 7.35%. Monthly payments are $51,670 and $63,896 through January 2015 and May 2016. We also have a $7.5 million note receivable from Upper Peninsula Power in 2000 bearing an interest rate at 8.5%.

Note 3	WPS Resources has a short-term notes payable in 2001 to WPS Power Development of $26.8 million. The note bears an interest rate that approximates current market rates.

Note 4

WPS Resources has long-term unsecured notes payable of $150.0 million in both years with an unamortized discount of $0.5 million. The note bears an interest rate at 7% through October 2009. Interest is paid semiannually.

Note 5

WPS Resources has a long-term notes payable in 2001 to WPS Power Development of $21.0 million. The note bears an interest rate that approximates current market rates through December 2021. We also have guaranteed other long-term debt and obligations of our subsidiaries arising in the normal course of business for both years.