Form 10-Q
period 2002-03-31
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2002-05-13
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 31,533,896 shares outstanding at April 30, 2002

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at April 30, 2002

______________________________________________________________________________
______________________________________________________________________________

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended
	March 31
(Millions, except share amounts)	2002	2001

Nonregulated revenue	$392.6	$670.4
Utility revenue	278.7	327.1
Total revenues	671.3	997.5

Nonregulated cost of fuel, gas, and purchased power	368.8	663.1
Utility cost of fuel, gas, and purchased power	116.0	184.7
Operating and maintenance expense	105.2	84.7
Depreciation and decommissioning expense	26.1	19.2
Taxes other than income	10.1	9.0
Operating income	45.1	36.8

Miscellaneous income	5.7	3.9
Interest expense	(14.0)	(14.3)
Distributions - preferred securities of subsidiary trust	(0.9)	(0.9)
Other income (expense)	(9.2)	(11.3)

Income before taxes	35.9	25.5
Provision for income taxes	7.0	1.1
Net income before preferred dividends	28.9	24.4

Preferred stock dividends of subsidiary	0.8	0.8
Income available for common shareholders	$ 28.1	$ 23.6

Average shares of common stock	31.4	26.5
Earnings per common share
Basic	$0.89	$0.89
Diluted	$0.89	$0.89
Dividends per common share	$0.525	$0.515

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS	March 31	December 31
(Millions)	2002	2001

Assets
Cash and cash equivalents	$ 76.0	$ 43.9
Restricted funds	21.3	21.3
Accounts receivable - net of reserves of $5.7 and $5.0, respectively	260.8	248.0
Accrued unbilled revenues	46.0	56.5
Inventories	78.2	102.5
Current portion of assets from risk management activities	272.8	336.0
Other current assets	56.6	61.5
Current assets	811.7	869.7

Property, plant, and equipment - net of reserves of $1,789.0 and $1,762.4, respectively	1,479.4	1,463.6
Regulatory assets	77.9	91.0
Long-term assets from risk management activities	109.3	151.4
Other	304.2	294.3
Total assets	$2,782.5	$2,870.0

Liabilities and Shareholders' Equity
Short-term debt	$ 31.3	$ 46.2
Current portion of long-term debt	5.5	6.6
Accounts payable	314.3	334.6
Current portion of liabilities from risk management activities	275.1	294.2
Other current liabilities	65.8	69.4
Current liabilities	692.0	751.0

Long-term debt	777.0	777.8
Deferred income taxes	72.7	69.5
Deferred investment tax credits	20.6	21.0
Regulatory liabilities	71.3	78.4
Environmental remediation liabilities	44.7	45.0
Benefit obligations	53.8	53.6
Long-term liabilities from risk management activities	103.4	145.7
Other	108.2	111.0
Long-term liabilities	1,251.7	1,302.0

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely WPS Resources 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	737.7	715.9
Total liabilities and shareholders' equity	$2,782.5	$2,870.0

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
	March 31
(Millions)	2002	2001
Operating Activities
Net income before preferred dividends	$ 28.9	$ 24.4
Adjustments to reconcile net income cash provided by operating activities
Depreciation and decommissioning	26.1	19.2
Gain on nuclear decommissioning trust	(1.1)	(0.8)
Deferred income taxes and investment tax credit	2.3	(2.1)
Unrealized gains and losses on nonregulated energy contracts	9.0	2.5
Other	11.3	12.8
Changes in working capital
Receivables	(2.3)	2.0
Inventories	41.4	33.2
Other current assets	4.4	13.3
Accounts payable	(15.5)	(22.7)
Other current liabilities	4.7	(20.6)
Net cash provided by operating activities	109.2	61.2

Investing Activities
Capital expenditures	(48.1)	(48.2)
Dividends received from equity method investment	1.7	-
Sale of assets	0.2	0.1
Decommissioning funding	(0.7)	(0.7)
Other	(5.8)	(1.2)
Net cash used for investing activities	(52.7)	(50.0)

Financing Activities
Short-term debt - net	(14.9)	3.3
Issuance of long-term debt	-	2.4
Repayment of long-term debt and capital lease	(1.7)	(1.8)
Payment of dividends
Preferred stock	(0.8)	(0.8)
Common stock	(16.5)	(13.6)
Issuance common stock	9.6	4.8
Purchase of common stock	(0.7)	(0.5)
Other	0.6	-
Net cash used for financing activities	(24.4)	(6.2)
Increase in cash and cash equivalents	32.1	5.0
Cash and cash equivalents at beginning of period	43.9	12.8
Cash and cash equivalents at end of period	$ 76.0	$ 17.8

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

(Millions)	Comprehensive Income	Total	Employee Stock Plan Guarantees and Deferred Compensation Trust	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 1998	-	$519.8	($8.0)	$26.6	$166.0	$335.2	$0.0	$0.0
Net income before preferred dividends	$62.7	62.7	-	-	-	62.7	-	-
Dividends on preferred	(3.1)	(3.1)	-	-	-	(3.1)	-	-
Income available for common shareholders	59.6	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-
Comprehensive income	$59.6	-	-	-	-	-	-	-
Issuance of common stock	-	9.0	-	0.3	8.7	-	-	-
Dividends on common stock	-	(53.1)	-	-	-	(53.1)	-	-
Other	-	4.6	3.6	-	1.0	-	-	-

Balance at December 31, 1999	-	$539.9	($4.4)	$26.9	$175.7	$341.7	$0.0	$0.0
Net income before preferred dividends	$70.1	70.1	-	-	-	70.1	-	-
Dividends on preferred	(3.1)	(3.1)	-	-	-	(3.1)	-	-
Income available for common shareholders	67.0	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-
Comprehensive income	$67.0	-	-	-	-	-	-	-
Issuance of common stock	-	0.4	-	-	0.4	-	-	-
Dividends on common stock	-	(53.9)	-	-	-	(53.9)	-	-
Other	-	(5.3)	1.2	-	1.6	-	(8.1)	-

Balance at December 31, 2000	-	$548.1	($3.2)	$26.9	$177.7	$354.8	($8.1)	$0.0
Net income before preferred dividends	$80.7	80.7	-	-	-	80.7	-	-
Dividends on preferred	(3.1)	(3.1)	-	-	-	(3.1)	-	-
Income available for common shareholders	77.6	-	-	-	-	-	-	-
Other comprehensive income - cash flow hedge	(2.7)	(2.7)	-	-	-	-	-	(2.7)
Comprehensive income	$74.9	-	-	-	-	-	-	-
Issuance of common stock	-	152.3	-	4.6	147.7	-	-	-
Dividends on common stock	-	(58.8)	-	-	-	(58.8)	-	-
Other	-	(0.6)	(1.0)	-	-	-	0.4	-

Balance at December 31, 2001	-	$715.9	($4.2)	$31.5	$325.4	$373.6	($7.7)	($2.7)
Net income before preferred dividends	$28.9	28.9	-	-	-	28.9	-	-
Dividends on preferred	(0.8)	(0.8)	-	-	-	(0.8)	-	-
Income available for common shareholders	28.1	-	-	-	-	-	-	-
Other comprehensive income - cash flow hedge	0.4	0.4	-	-	-	-	-	0.4
Comprehensive income	$28.5	-	-	-	-	-	-	-
Issuance of common stock	-	9.6	-	0.2	6.5	-	2.9	-
Dividends on common stock	-	(16.5)	-	-	-	(16.5)	-	-
Purchase of common stock	-	(0.7)	(0.7)	-	-	-	-	-
Other	-	0.9	0.1	-	0.6	0.1	0.1	-

Balance at March 31, 2002	-	$737.7	($4.8)	$31.7	$332.5	$385.3	($4.7)	($2.3)

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended
AND COMPREHENSIVE INCOME	March 31
(Millions)	2002	2001

Operating revenues
Electric	$161.6	$152.3
Gas	107.8	162.5
Total operating revenues	269.4	314.8
Operating expenses
Electric production fuels	27.9	33.5
Purchased power	18.9	19.7
Gas purchased for resale	68.3	131.6
Other operating expenses	60.4	48.3
Maintenance	18.6	14.3
Depreciation and decommissioning	22.9	15.7
Federal income taxes	11.9	11.6
Investment tax credit restored	(0.4)	(0.4)
State income taxes	3.0	2.8
Gross receipts tax and other	8.5	8.0
Total operating expense	240.0	285.1
Operating income	29.4	29.7
Other income and (deductions)
Allowance for equity funds used during construction	0.5	0.4
Other, net	5.7	3.8
Income taxes	(0.4)	(0.9)
Total other income	5.8	3.3
Income before interest expense	35.2	33.0
Interest expense
Interest on long-term debt	6.9	5.5
Other interest	1.9	2.7
Allowance for borrowed funds used during construction	(0.2)	(0.5)
Total interest expense	8.6	7.7
Minority interest	(0.5)	-
Net income	26.1	25.3
Preferred stock dividend requirements	0.8	0.8
Earnings on common stock	25.3	24.5
Other comprehensive income	-	-
Comprehensive income	$ 25.3	$ 24.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS	March 31	December 31
(Millions)	2002	2001
ASSETS

Utility plant
Electric	$1,768.9	$1,748.5
Gas	402.9	392.6
Property under capital lease	74.1	74.1
Total	2,245.9	2,215.2
Less - Accumulated depreciation and decommissioning	1,440.2	1,419.0
Total	805.7	796.2
Nuclear decommissioning trusts	312.2	311.3
Construction in progress	67.8	53.9
Nuclear fuel, less accumulated amortization	22.8	24.9
Net utility plant	1,208.5	1,186.3

Current assets
Cash and equivalents	38.0	9.9
Customer and other receivables, net of reserves of $3.5 for both periods	87.5	85.7
Accrued utility revenues	31.3	40.9
Fossil fuel, at average cost	13.1	15.1
Gas in storage, at average cost	0.9	33.6
Materials and supplies, at average cost	25.2	23.7
Assets from risk management	1.4	5.0
Prepayments and other	19.0	24.3
Total current assets	216.4	238.2

Regulatory assets	75.9	89.0
Pension assets	84.7	84.3
Goodwill	35.5	35.4
Investments and other assets	98.8	97.7
Total	$1,719.8	$1,730.9

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 705.5	$ 710.6
Preferred stock with no mandatory redemption	51.2	51.2
Capital lease obligation	71.9	72.1
Long-term debt to parent	13.1	13.1
Long-term debt	380.2	380.4
Total capitalization	1,221.9	1,227.4

Current liabilities
Current portion of long-term debt and capital lease obligation	0.9	0.9
Note payable	10.0	10.0
Accounts payable	82.4	73.0
Accrued interest and taxes	9.5	20.0
Other	21.4	15.6
Total current liabilities	124.2	119.5

Long-term liabilities and deferred credits
Accumulated deferred income taxes	116.1	116.6
Accumulated deferred investment tax credits	19.2	19.6
Regulatory liabilities	63.6	70.7
Environmental remediation liability	43.2	43.4
Postretirement liabilities	53.8	53.6
Other long-term liabilities	77.8	80.1
Total long-term liabilities and deferred credits	373.7	384.0

Commitments and contingencies	-	-
Total	$1,719.8	$1,730.9

The accompany condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	March 31	December 31
(Millions, except share amounts)	2002	2001

Common stock equity
Common stock	$ 95.6	$ 95.6
Premium on capital stock	350.3	364.6
Retained earnings	259.6	250.4
Total common stock equity	705.5	710.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Capital lease obligation	72.8	73.0
Current portion	(0.9)	(0.9)
Net capital lease obligation	71.9	72.1

Long-term debt to parent
Series Year Due
8.76% 2015	5.4	5.4
7.35% 2016	7.7	7.7
Total long-term debt to parent	13.1	13.1

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50.0	50.0
6.80% 2003	50.0	50.0
6.125% 2005	9.1	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
Total	381.1	381.1
Unamortized discount and premium on bonds, net	(0.9)	(0.7)
Total long-term debt	380.2	380.4
Total capitalization	$1,221.9	$1,227.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
	March 31
(Millions)	2002	2001

Cash flows from operating activities:
Net income	$ 26.1	$ 25.3

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	22.9	15.7
Gain on nuclear decommissioning trust	(1.1)	(0.8)
Amortization of nuclear fuel and other	9.5	3.2
Deferred income taxes	(0.7)	(0.2)
Investment tax credit restored	(0.4)	(1.3)
Allowance for equity funds used during construction	(0.5)	(0.4)
Equity income, net of minority interest	(2.1)	(2.6)
Pension income	(0.4)	(4.1)
Postretirement funding	1.4	6.3
Other, net	2.0	6.1
Changes in -
Customer and other receivables	(1.8)	(6.4)
Accrued utility revenues	9.6	17.0
Fossil fuel inventory	2.0	(1.2)
Gas in storage	32.7	18.6
Miscellaneous assets	3.8	3.5
Accounts payable	9.4	(14.0)
Miscellaneous current and accrued liabilities	(1.5)	(8.6)
Accrued taxes and interest	(10.5)	(4.7)
Net cash provided by operating activities	100.4	51.4

Cash flows from investing activities:
Construction of utility plant and nuclear fuel expenditures	(40.5)	(34.4)
Decommissioning funding	(0.7)	(0.7)
Dividends received from equity method investment	1.7	-
Other	(1.2)	(0.8)
Net cash used for investing activities	(40.7)	(35.9)

Cash flows from financing activities:
Payments of long-term debt and capital lease	(0.2)	(0.1)
Short-term debt - net	-	(2.0)
Equity contributions from parent	-	15.0
Preferred stock dividends	(0.8)	(0.8)
Dividends to parent	(16.1)	(15.0)
Equity withdrawal by parent	(15.0)	(10.0)
Other	0.5	-
Net cash used for financing activities	(31.6)	(12.9)
Net increase in cash and equivalents	28.1	2.6
Cash and equivalents at beginning of period	9.9	4.4
Cash and equivalents at end of period	$ 38.0	$ 7.0

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS	Three Months Ended
	March 31
(Millions)	2002	2001

Balance at beginning of period	$250.4	$229.3
Add - Net income	26.1	25.3
	276.5	254.6
Deduct -
Cash dividends declared on preferred stock	0.8	0.8
Dividend to parent	16.1	15.0
	16.9	15.8
Balance at end of period	$259.6	$238.8

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

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

Because of the seasonal nature of utility operations, the results reported for the quarter may not be representative of annual results.

NOTE 2. CASH AND EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

(Millions)	Three Months Ended March 31
WPS Resources	2002	2001
Cash paid for interest	$11.0	$11.1
Cash paid for income taxes	$12.4	$ 4.7

Wisconsin Public Service
Cash paid for interest	$ 9.1	$ 7.8
Cash paid for income taxes	$ 6.7	$ 5.8

There were no noncash investing and financing activities during the first three months of 2002.

The following noncash investing and financing activities occurred in the first three months of 2001:

An investment in American Transmission Company, LLC was made with the exchange of $70.8 million of transmission assets net of accumulated depreciation for an approximate 12% equity interest in American Transmission Company.

NOTE 3. RISK MANAGEMENT ACTIVITIES

On January 1, 2001, WPS Resources adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 establishes accounting and financial reporting standards for derivative instruments, such as forward contracts, futures, and options, and related hedging activities. Statement No. 133 requires, in part, that we recognize all derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are to be recorded currently in earnings unless certain hedge accounting criteria are met or if the derivatives are subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation."

WPS Resources has concluded that the majority of its contracts do not meet the definition of a derivative as defined by Statement No. 133. Therefore, at March 31, 2002, most of its contracts are not subject to the accounting requirements of this statement, as amended.

Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. Most of these contracts are natural gas purchase agreements. Management believes any gains or losses resulting from the eventual settlement of these natural gas purchase agreements will be collected from or refunded to customers. Therefore, the derivative amounts to be recorded as a result of these natural gas contracts are offset with a corresponding regulatory asset or liability pursuant to Statement No. 71. As of March 31, 2002, we have recorded an asset from risk management activities and a regulatory liability of $1.4 million related to these Wisconsin Public Service contracts.

WPS Resources' nonregulated segments have also entered into a limited number of contracts that meet the definition of a derivative under Statement No. 133. One of these contracts is an interest rate swap that is used to fix the entire interest rate for the full term of an 18-year variable rate loan. In accordance with Statement No. 133, management has designated this contract as a cash flow hedge. At March 31, 2002, we have recorded a Liability from Risk Management Activities of $3.7 million related to this swap. Because the swap was determined to be 100% effective, we offset this liability with a charge to Other Comprehensive Income, net of deferred taxes. We did not exclude any component of the derivative instrument's loss from the assessment of hedge effectiveness.

Both Wisconsin Public Service and WPS Resources' nonregulated segments hold a limited number of other derivative instruments. The cumulative effect on the balance sheet and income statement for these contracts at March 31, 2002 was not significant.

WPS Energy Services, Inc. uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to its customers. WPS Energy Services also utilizes these instruments to manage market risk associated with trading activities. WPS Energy Services marks its energy contracts and related financial instruments, including intercompany contracts, to fair value in accordance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As such, the impact of Statement No. 133 on WPS Energy Services at March 31, 2002 was not significant. The majority of WPS Resources' assets and liabilities from risk management activities are the result of WPS Energy Services' mark-to-market activities under Issue 98-10.

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes spreads, contracts, and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services also bases electric prices on published indices and documented broker quotes.

NOTE 4. LONG-TERM DEBT
(Millions)		March 31 2002	December 31 2001
Capital lease obligation - Wisconsin Public Service		$ 72.8	$ 73.0
Less: Current portion		(0.9)	(0.9)
Long-term capital lease obligation		71.9	72.1

First mortgage bonds - Wisconsin Public Service
Series	Year Due
7.30%	2002	50.0	50.0
6.80%	2003	50.0	50.0
6.125%	2005	9.1	9.1
6.90%	2013	22.0	22.0
7.125%	2023	50.0	50.0

Senior notes - Wisconsin Public Service
Series	Year Due
6.08%	2028	50.0	50.0
6.125%	2011	150.0	150.0

First mortgage bonds - Upper Peninsula Power
Series	Year Due
7.94%	2003	15.0	15.0
10.0%	2008	2.1	2.1
9.32%	2021	18.0	18.0

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0

Term loans - nonrecourse, secured by nonregulated assets		94.3	95.8
Tax exempt bonds		27.0	27.0
Notes payable to bank, secured by nonregulated plant		20.3	20.3
Senior secured note		3.3	3.3
Total		711.1	712.6
Unamortized discount and premium on bonds and debt		(1.4)	(1.2)
Total long-term debt		709.7	711.4
Less current portion		(4.6)	(5.7)
Net long-term debt		705.1	705.7
Total long-term debt and capital lease obligation		$777.0	$777.8

NOTE 5. INCOME TAXES

WPS Resources' income tax expense and effective income tax rate for the three months ended March 31, 2002, is a tax expense of $7.0 million (19.5%) compared to a tax expense of $1.1 million (4.2%) for the same period in 2001.  The primary reasons for the change are the effect of lower Section 29 tax credits and higher income before taxes.

NOTE 6. COMMITMENTS AND CONTINGENCIES

We have reviewed the status of our commitments and contingencies and believe there are no material changes from that disclosed in our Form 10-K Annual Report for the year ended December 31, 2001, except related to the sale of a portion of WPS Power Development's interest in its synthetic fuel operation as discussed below. See WPS Resources' Notes to Consolidated Financial Statements Note 14--Commitments and Contingencies in our 10-K Annual Report for the year ended December 31, 2001 for specific details.

In November 2001, WPS Power Development, Inc., through its subsidiary, ECO Coal Pelletization #12, entered into a transaction with a subsidiary of a public company resulting in ECO #12 selling its synthetic fuel producing machinery to a newly-formed entity in exchange for cash and a one-third ownership interest in the newly-formed entity. This transaction was subject to certain contingencies and related rescission rights and put options granted to the buyer. One of those rescission rights was the receipt of a Private Letter Ruling. In April 2002, the Internal Revenue Service issued a favorable Private Letter Ruling to the buyer that eliminated this rescission right. With the receipt of the Private Letter Ruling, WPS Power Development will record $16.7 million of the deferred pre-tax gain associated with this sale in the second quarter of 2002. We expect that the remainder of the deferred gain will be recognized in 2002 and 2003, as the remaining contingencies expire.

Concurrent with the sale of a portion of this project, WPS Power Development bought out the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, $21.3 million is held in escrow that will be released proportionately as the respective rescission rights and put options expire. Due to certain contingencies expiring and the favorable Private Letter Ruling, $11.3 million of the escrowed amount will be released to the former partner during the second quarter of 2002.

NOTE 7. EARNINGS PER SHARE
Common stock shares, $1 par value	March 31 2002	December 31 2001
Total shares issued, 100,000,000 shares authorized	31,654,910	31,496,296
Treasury stock	187,989	307,052
Average cost of treasury shares	$25.22	$25.17
Shares in deferred compensation trust	151,960	135,995
Average cost of deferred compensation trust shares	$31.65	$30.67

Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. The calculation of diluted earnings per share for the periods shown excludes some stock option plan shares that had an anti-dilutive effect. The following table reconciles the computation of basic and diluted earnings per share:
Reconciliation of Earnings Per Share (Millions, except per share amounts)	March 31 2002	March 31 2001
Net income available to common shareholders	$28.1	$23.6
Basic weighted average shares	31.4	26.5
Incremental issuable shares	0.2	0.1
Diluted weighted average shares	31.6	26.6
Basic earnings per common share	$0.89	$0.89
Diluted earnings per common share	$0.89	$0.89

NOTE 8. SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power Company and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation asset development and operating company. The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power.

The table below presents summary information pertaining to our operations segmented by lines of business.
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended March 31, 2002
Operating revenues	$177.2	$107.8	$285.0	$368.5	$26.6	$0.3	$(9.1)	$671.3
Net income (loss)	14.4	11.3	25.7	4.6	(0.4)	(1.8)	-	28.1

Quarter Ended March 31, 2001
Operating revenues	$169.6	$162.5	$332.1	$634.2	$41.7	$0.3	$(10.8)	$997.5
Net income (loss)	14.6	8.8	23.4	0.2	1.7	(1.7)	-	23.6

NOTE 9. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or normal operation of a long-lived asset. An asset retirement obligation should be recognized when it meets the definition of a liability and be measured at fair value. We continue to analyze the impact this statement will have on WPS Resources and its subsidiaries. The requirements of this statement will be effective for WPS Resources on January 1, 2003.

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

First Quarter 2002 Compared with First Quarter 2001

WPS Resources Overview

WPS Resources' first quarter 2002 and first quarter 2001 results of operations are shown in the following chart:
	First Quarter
WPS Resources' Results (Millions, except per share amounts)	2002	2001	Change

Consolidated operating revenues	$671.3	$997.5	(33%)
Income available for common shareholders	28.1	23.6	19%
Basic and diluted earnings per share	$0.89	$0.89	-

WPS Resources' consolidated operating revenues decreased $326.2 million. Revenues for the gas utility segment and for WPS Energy Services were lower in the first quarter of 2002 compared with the first quarter of 2001 largely due to higher natural gas prices which were experienced in the first quarter of 2001. The cost per therm of utility gas purchases is down 52% when compared with the first quarter of last year. Lower revenues at WPS Power Development resulted from decreased revenues from steam sales due to lower natural gas prices and from the sale of a portion of its synthetic fuel operation in the fourth quarter of 2001. As the result of the sale of a portion of WPS Power Development's interest in this venture, the accounting was changed from consolidation accounting to equity accounting.

Income increased $4.5 million primarily due to improved profitability at WPS Energy Services and increased income from our gas utility segment. Increased gas utility income was largely the result of the merger of Wisconsin Fuel and Light Company into Wisconsin Public Service in the second quarter of 2001. Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. Partially offsetting increased margins were higher operating and depreciation expenses for all segments.

An increase in the weighted average number of outstanding shares of WPS Resources' common stock of 4.9 million resulted in earnings per share for the first quarter of 2002 being the same as earnings per share in the same period of 2001 even though income increased significantly in 2002.

Overview of Utility Operations

Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility operations at Wisconsin Public Service. Net income from electric utility operations was $14.4 million in the first quarter of 2002 compared with $14.6 million in the first quarter of 2001. Net income from gas utility operations was $11.3 million in the first quarter of 2002 compared with $8.8 million in the same period of 2001.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less fuel and purchased power costs exclusive of intercompany transactions. Our consolidated electric utility margin increased $16.3 million, or 15%. The electric utility margin increased due to the electric rate increase at Wisconsin Public Service and higher overall electric utility sales volumes. Also contributing to the increased electric utility margin were decreased purchased power expenses and lower power generation costs.

WPS Resources' Consolidated Electric Utility Results (Millions)	First Quarter
	2002	2001

Revenues	$172.1	$164.6
Fuel and purchased power costs	47.2	56.0
Margins	$124.9	$108.6

Sales in kilowatt-hours	3,240,666	3,183,935

Our consolidated electric utility revenues increased $7.5 million in the first quarter of 2002 as the result of the electric rate increase and a 3% increase in overall sales volumes at Wisconsin Public Service. Sales volumes were up for lower margin, wholesale customers while sales to higher margin customers decreased. Sales volumes were affected by the weather which was 9% milder in the first quarter of 2002 than in the same period in 2001, and 7% warmer than normal.

Decreased purchased power expenses and lower fuel costs for power generation were partially a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee Nuclear Power Plant in the third quarter of 2001. Nuclear power generation is generally less expensive than coal or combustion turbine generation.

Our consolidated fuel expense for generation plants decreased $5.7 million, or 17%. Of this amount, $5.0 million was the result of decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with lower generation from these plants. Fuel costs at the combustion turbine generation plants decreased 49% as the result of lower natural gas prices in the first quarter of 2002 than in the first quarter of 2001. Generation requirements for the combustion turbine plants decreased 52% while generation at the Kewaunee plant increased 50% largely as the result of Wisconsin Public Service's increased ownership interest in that plant.

Our consolidated purchased power expense decreased $3.1 million, or 14%, as a result of a decrease in volumes purchased at both Upper Peninsula Power and Wisconsin Public Service in the first quarter of 2002. Purchased volumes decreased due to more internal generation at Upper Peninsula Power's hydro facilities and Wisconsin Public Service's Kewaunee plant.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Forecasted annual 2002 fuel costs at March 31, 2002 are expected to be within this 2% window.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Millions)	First Quarter
	2002	2001

Revenues	$107.8	$162.5
Purchase costs	68.3	131.6
Margins	$ 39.5	$ 30.9

Throughput in therms	293,429	246,926

An increase in overall natural gas throughput volumes of 19% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $8.6 million, or 28%, in the first quarter of 2002. Increased overall gas throughput volumes were the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in April of 2001. Gas throughput volumes were negatively affected by weather that was 9% milder in the first quarter of 2002 than in the same period in 2001, and 7% warmer than normal.

Wisconsin Public Service's gas revenues decreased $54.7 million, or 34%, largely as the result of a 52% decrease in the average unit cost of natural gas.

Wisconsin Public Service's gas purchase costs decreased $63.3 million, or 48%, due to a lower average cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $17.4 million due to higher transmission expenses associated with American Transmission Company, LLC, increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher maintenance expenses, and increased demand-side management (energy conservation) activities.

Utility depreciation and decommissioning expense increased $6.7 million largely due to additional plant assets at Wisconsin Public Service including the new steam generators at the Kewaunee plant and an increased ownership interest in other Kewaunee plant assets.

Utility miscellaneous income increased $2.4 million primarily as the result of higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation expense.

Overview of Nonregulated Operations

Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development company.

WPS Energy Services' net income increased to $4.6 million in the first quarter of 2002 compared with $0.2 million in the same period of 2001. WPS Power Development experienced a loss of $0.4 million in the first quarter of 2002 compared with net income of $1.7 million in the first quarter of 2001.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. In addition, nonregulated electric sales have become an important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services were $368.5 million in the first quarter of 2002 compared with $634.2 million in the first quarter of 2001. Revenues decreased at WPS Energy Services largely as the result of the lower cost for natural gas in the first quarter of 2002 compared with the cost in the same period in 2001.

WPS Energy Services' Margins
WPS Energy Services' Gas Results (Millions)	First Quarter
	2002	2001

Nonregulated gas revenues	$308.3	$614.7
Nonregulated gas cost of sales	298.9	611.7
Margins	$ 9.4	$ 3.0

The nonregulated gas margin at WPS Energy Services increased $6.4 million due to increased retail sales volumes and better management of its retail gas procurement and volume risk processes. Gas revenues decreased as the result of higher natural gas prices in the first quarter of 2001.
WPS Energy Services' Electric Results (Millions)	First Quarter
	2002	2001

Nonregulated electric sales	$59.4	$18.5
Nonregulated electric cost of sales	56.4	17.2
Margins	$ 3.0	$ 1.3

Nonregulated electric sales at WPS Energy Services increased $40.9 million, and the nonregulated electric margin increased $1.7 million. Additional sales volumes in newly-entered electric markets contributed to these increases.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $1.8 million in the first quarter of 2002 compared with the first quarter of 2001 due to costs associated with business expansion and higher write-offs of uncollectible accounts.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services marks to market its energy trading contracts. At March 31, 2002, WPS Energy Services had "Assets from Risk Management Activities" of $380.7 million, which represents receivables based on the fair value of energy contracts, and had "Liabilities from Risk Management Activities" of $374.2 million, which represents payables based on the fair value of energy contracts. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

Revenues at WPS Power Development decreased $15.1 million, or 36%, due primarily to the sale of two-thirds of its interest in its synthetic fuel operations in the fourth quarter of 2001. As a result of this sale, WPS Power Development no longer consolidates the results of its synthetic fuel operations. The remaining interest in this operation is now accounted for under the equity method. The decrease in revenue is also due to decreased revenue from steam sales. The pricing of steam is based on natural gas prices which decreased from the first quarter of 2001 to the first quarter of 2002.

WPS Power Development had a net loss of $0.4 million in the first quarter of 2002 compared with net income of $1.7 million in the first quarter of 2001. The primary reasons for this decrease in income were accelerated maintenance at WPS Power Development's Sunbury generation plant and lower tax credits of $2.1 million earned from its synthetic fuel operations as a result of the sale of a portion of WPS Power Development's interest in this venture.

WPS Power Development's Margin

WPS Power Development's Production Results (Millions)	First Quarter
	2002	2001

Nonregulated other revenues	$26.6	$41.7
Nonregulated other cost of sales	17.3	35.9
Margins	$ 9.3	$ 5.8

WPS Power Development experienced an increase of $3.5 million in its margin in the first quarter of 2002. The margin increased $1.4 million at the Sunbury generation plant largely due to lower prices for spot market power purchases, which allowed it to meet its firm contracts at a lower cost. The other factor is the change in accounting, discussed earlier, for the investment in its synthetic fuel operation, which increased margins by $1.6 million.

WPS Power Development's Other Expenses

Operating expenses at WPS Power Development increased $1.3 million in the first quarter of 2002 compared with the first quarter of 2001, primarily due to costs associated with accelerated maintenance at the Sunbury generation plant and higher payroll and benefit expenses.

WPS Power Development's Other Income

Other income at WPS Power Development decreased $1.7 million. The primary reason for this decrease was the change in accounting for its synthetic fuel operation. As a result of the sale of a portion of WPS Power Development's interest in this venture, the accounting was changed from consolidation accounting to equity accounting.

A pretax gain of $1.2 million related to the 2001 sale of a portion of WPS Power Development's ownership interest in its synthetic fuel operation was recognized in the first quarter of 2002 when certain contingencies related to the sale expired. About $38 million of the gain from this sale had been deferred at the time of the sale in November 2001.

Overview of Holding Company and Other Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $1.8 million in the first quarter of 2002 compared with a loss of $1.7 million in the first quarter of 2001. Losses have been experienced due to interest expense from financing to provide funds for subsidiary operations.

Weighted Average Shares

The weighted average number of outstanding shares of WPS Resources' common stock increased 4.9 million primarily due to issuing 2.3 million additional shares in the fourth quarter of 2001 and issuing 1.8 million shares as the result of the merger of Wisconsin Fuel and Light into Wisconsin Public Service in the second quarter of 2001. Additional shares were also issued under the Stock Investment Plan.

FINANCIAL CONDITION - WPS RESOURCES

Investments and Financing

Internally generated funds exceeded cash requirements by $7.1 million in the first three months of 2002. Short-term borrowings through commercial paper decreased by $14.9 million. Our pretax interest coverage, including nonrecourse debt, was 2.51 times for the three months ended March 31, 2002.

In October 1999, WPS Resources filed a shelf registration with the Securities and Exchange Commission, which allowed the issuance of $400.0 million in the aggregate of public long-term debt and common stock. Long-term debt of $150.0 million and common stock of $79.0 million have been issued under the shelf registration.

Effective January 2001, we began issuing new shares of common stock for our Stock Investment Plan and for certain stock-based employee benefit plans. Equity increased by $6.0 million in the first three months of 2002 as a result of these plans. WPS Resources also repurchased $0.7 million of existing common stock for stock-based compensation plans in the first three months of 2002.

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $604 million in the aggregate for the 2002 through 2004 period. Larger projects include $66 million for automated meter reading, $39 million for a combustion turbine, $30 million for corporate software and systems, and $68 million for the start of construction of generation facilities that will continue to be constructed through 2007.

Other capital requirements for Wisconsin Public Service for the three-year period include contributions of $7.8 million to the Kewaunee plant's decommissioning trust fund.

Wisconsin Public Service recently announced its intent to purchase the De Pere Energy Center from Calpine Corporation. As a result of this transaction, Wisconsin Public Service will terminate its existing agreement to purchase power from the De Pere Energy Center. Wisconsin Public Service accounts for the purchase power agreement as a capital lease and upon closing of the transaction will retire the capital lease. Expenditures relating to the purchase of the De Pere Energy Center and the termination of the purchase power agreement are expected to be approximately $120 million. Wisconsin Public Service also agreed to enter into a long-term power supply agreement for energy from Calpine's proposed Sherry Energy Center to be located in north central Wisconsin.

Upper Peninsula Power is expected to incur construction expenditures of about $39 million in the aggregate for the period 2002 through 2004, primarily for electric distribution improvements and repairs at hydro facilities.

Identified capital expenditures for WPS Power Development for 2002 through 2004 include the acquisition of CH Resources, Inc. for approximately $62 million in 2002, $13 million for handling NOx emissions at the Sunbury facility, and $5 million for generation facilities at the Combined Locks Energy Center. Other capital expenditures for WPS Power Development for 2002 through 2004 could be significant depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Power Development will seek non-recourse financing for significant portions of these acquisitions.

WPS Resources expects to make capital contributions of up to $92 million to fund construction of our portion of the Wausau to Duluth transmission line, which will be transferred to American Transmission Company in exchange for an increase in our equity ownership in American Transmission Company.

We anticipate the following additional debt and equity financing may be completed in 2002:
Entity	Timeframe	Form of Financing	Amount

Wisconsin Public Service	Third/fourth quarter	Fading-lien bonds	$125 to $175 million
WPS Resources	Third/fourth quarter	Unsecured debt	$125 million

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

Wisconsin Public Service received an interim rate order on December 19, 2001 and implemented interim rates on January 1, 2002. The order authorized a $55.5 million, or 10.3%, retail electric rate increase and a $11.2 million, or 4.7% retail natural gas rate increase. Interim rates are based on a 12.1% return on equity, with equity constituting 55% of the capital structure, are subject to refund to the extent interim revenues exceed revenue authorized in the final rate order, and will be in effect until superseded by the final rate order establishing new rates. Wisconsin Public Service anticipates that it will not be required to refund revenues collected under the interim rates. The Public Service Commission of Wisconsin concluded on the issues related to the 2002 rate request on May 7, 2002. Wisconsin Public Service anticipates receiving a final order documenting these decisions, including authorized rates and return on equity, later in the second quarter of 2002.

On March 28, 2002, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin to modify its Wisconsin retail electric and natural gas rates for 2003 and 2004. In order to ensure reliable energy into the future and to recover increased costs, Wisconsin Public Service requested retail electric rate increases of 8.3% in 2003 and 4.9% in 2004 and retail natural gas rate increases of 2.7% in 2003 and 1.4% in 2004. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. It is anticipated that the Public Service Commission of Wisconsin will issue a 2003 rate order in the fourth quarter of 2002 with new rates effective January 1, 2003.

Upper Peninsula Power intends to submit an application for rate increases to the Michigan Public Service Commission in the second quarter of 2002 and anticipates new rates will be effective in 2003.

Synthetic Fuel Operations

In April 2002, the Internal Revenue Service issued a favorable Private Letter Ruling relating to the synthetic fuel operations of WPS Power Development. WPS Power Development sold a portion of its ownership interest in its synthetic fuel operations in the fourth quarter of 2001 and currently owns a one-third ownership interest in this venture. About $38 million of the gain from this sale was deferred at the time of the sale as a result of certain contingencies and related rights of rescission and put options granted to the buyer. A pretax gain of $1.2 million was recorded in the first quarter of this year when certain contingencies related to the sale expired. As a result of the buyer receiving a Private Letter Ruling, which eliminates one of the rescission rights, WPS Power Development will recognize a pretax gain of $16.7 million associated with this sale in the second quarter of 2002. We expect that the rest of the deferred gain, approximately $20 million, will be recognized during 2002 and 2003 as the remaining contingencies expire.

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

We believe these ratings are among the best in the energy industry and have allowed us to access commercial paper and long-term debt markets on favorable terms.

Contractual Obligations and Commercial Commitments

No material changes were made to WPS Resources' contractual obligations in the first quarter of 2002. The following table summarizes the commercial commitments of WPS Resources, including its subsidiaries.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of March 31, 2002 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years

Lines of credit	$108.3	$ 60.0	$45.6	$2.7	$ -
Standby letters of credit	47.5	40.9	-	6.5	0.1
Surety bonds	9.6	0.7	0.1		8.8
Guaranties	4.5	4.5	-	-	-
Total commercial commitments	$169.9	$106.1	$45.7	$9.2	$8.9

WPS Resources provides limited financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company. Quest is a retail electricity marketing entity, doing business as a registered Alternative Electric Supplier in the state of Michigan. Financial support is in the form of an interest-bearing note with an initial maturity date of May 2005, secured by the assets of Quest. On March 31, 2002, the carrying value of the note was $1.5 million. The note contains certain restrictions on Quest's ability to enter into additional debt instruments. WPS Resources also provides corporate guaranties on behalf of Quest that are not included in the consolidated financial statements. Guaranties have been made to Quest's transmission providers in the amount of $4.5 million and are reflected in the above table. These guaranties assure Quest's ability to pay for the transmission services it purchases from these entities.

The WPS Resources Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $500 million to support the business operations of WPS Energy Services, which are not reflected in the table above. WPS Resources primarily issues the guaranties to counter-parties in the wholesale electric and natural gas marketplace to meet the counter-parties' requirements and permit WPS Energy Services to operate within these markets. The authorized amount of the guaranties is in excess of the amount of obligations actually backed by the WPS Resources guaranties. The amount supported is dependent on the amount of outstanding business WPS Energy Services has with the counter-parties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

The WPS Resources Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. WPS Resources has issued approximately $130 million in guaranties, which are not reflected in the table above. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements, borrowings, and counter-parties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The authorized amount of the guaranties is in excess of the amount of obligations actually backed by WPS Resources' guaranties. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. The guaranties are required to support WPS Power Development in its normal operations of energy production and the sale of electricity. WPS Resources reflects WPS Power Development's obligations supported by these parental guaranties on its consolidated balance sheets or in the footnotes to its financial statements.

Trading Activities

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange which includes spreads, contracts, and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services also bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management during the quarter ended March 31, 2002.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2002	$13.8	$6.3	$20.1
Less contracts realized or settled during period	11.3	0.4	11.7
Plus fair value of new contracts entered into during period and other changes in fair value	(3.9)	2.0	(1.9)
Fair value of contracts outstanding at March 31, 2002	$(1.4)	$7.9	$ 6.5

The fair value of contracts at January 1, 2002 and March 31, 2002, reflect the values reported on the balance sheet for net mark-to-market assets and liabilities as of those dates. Contracts realized or settled include the value of contracts in existence at January 1, 2002 that were no longer in the net mark-to-market assets as of March 31, 2002. Mark-to-market gains and losses related to contracts that were entered into subsequent to January 1, 2002, and are still included in WPS Energy Services portfolio at March 31, 2002, are included in the fair value of new contracts entered into during the period. These amounts represent the mark-to-market gain or loss at the inception of these contracts. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. Although WPS Energy Services strives to maintain a balanced book of back-to-back transactions, due to systems limitations, any ineffectiveness in hedging activity for the first quarter of 2002 has been included under "fair value of new contracts entered into during period and other changes in fair value" in the table above.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 60% of revenues for the first three months of 2002, while gas operations accounted for 40% of revenues for the first three months of 2002.

First Quarter 2002 Compared with First Quarter 2001

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's first quarter 2002 and first quarter 2001 results of operations are shown in the following chart:
	First Quarter
Wisconsin Public Service's Results (Millions)	2002	2001	Change

Operating revenues	$269.4	$314.8	(14%)
Earnings on common stock	25.3	24.5	3%

Wisconsin Public Service's operating revenues decreased $45.4 million largely due to higher natural gas prices which were experienced in the first quarter of 2001. The cost per therm of utility gas purchases is down 52% when compared with the first quarter of last year.

Income increased $0.8 million primarily due to increased gas utility margins as a result of the merger of Wisconsin Fuel and Light Company into Wisconsin Public Service in the second quarter of 2001. In addition, electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. Partially offsetting increased margins were higher operating and depreciation expenses.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $15.7 million, or 16%. The electric utility margin increased due to the electric rate increase at Wisconsin Public Service and higher overall electric utility sales volumes. Also contributing to the increased electric utility margin were decreased purchased power expenses and lower power generation costs.

Wisconsin Public Service's Electric Utility Results (Millions)	First Quarter
	2002	2001

Revenues	$161.6	$152.3
Fuel and purchased power costs	46.8	53.2
Margins	$114.8	$ 99.1

Sales in kilowatt-hours	3,218,683	3,139,351

Electric utility revenues increased $9.3 million in the first quarter of 2002 as the result of the electric rate increase and a 3% increase in overall sales volumes. Sales volumes were up for lower margin, wholesale customers while sales to higher margin customers decreased. Sales volumes were affected by the weather which was 9% milder in the first quarter of 2002 than in the same period in 2001, and 7% warmer than normal.

Decreased purchased power expenses and lower fuel costs for power generation were partially a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee Nuclear Power Plant in the third quarter of 2001. Nuclear power generation is generally less expensive than coal or combustion turbine generation.

Fuel expense for Wisconsin Public Service's generation plants decreased $5.6 million, or 17%. Of this amount, $5.0 million was the result of decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with lower generation from these plants. Fuel costs at the combustion turbine generation plants decreased 49% as the result of lower natural gas prices in the first quarter of 2002 than in the first quarter of 2001. Generation requirements for the combustion turbine plants decreased 52% while generation at the Kewaunee plant increased 50% largely as the result of Wisconsin Public Service's increased ownership interest in that plant.

Wisconsin Public Service's purchased power expense decreased $0.8 million, or 4%, largely as a result of a decrease in volumes purchased in the first quarter of 2002. Purchased volumes decreased due to more internal generation at the Kewaunee plant.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Forecasted annual 2002 fuel costs at March 31, 2002 are expected to be within this 2% window.

Gas Utility Operations

Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Millions)	First Quarter
	2002	2001

Revenues	$107.8	$162.5
Purchase costs	68.3	131.6
Margins	$39.5	$ 30.9

Throughput in therms	293,429	246,926

An increase in overall natural gas throughput volumes of 19% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $8.6 million, or 28%, in the first quarter of 2002. Increased overall gas throughput volumes were the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in April of 2001. Gas throughput volumes were negatively affected by weather that was 9% milder in the first quarter of 2002 than in the same period in 2001, and 7% warmer than normal.

Wisconsin Public Service's gas revenues decreased $54.7 million, or 34%, largely as the result of a 52% decrease in the average unit cost of natural gas.

Wisconsin Public Service's gas purchase costs decreased $63.3 million, or 48%, due to a lower average cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Expenses/Income

Wisconsin Public Service's operation and maintenance expenses increased $16.4 million due to higher transmission expenses associated with American Transmission Company, LLC, increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher maintenance expenses, and increased demand-side management (energy conservation) activities.

Depreciation and decommissioning expense increased $7.2 million largely due to additional plant assets including the new steam generators at the Kewaunee plant and an increased ownership interest in other Kewaunee assets.

Other income increased $1.9 million primarily as the result of higher earnings on the nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation expense.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE CORPORATION

Investments and Financing

Payments for return of capital of $15.0 million by Wisconsin Public Service to WPS Resources were made during the first three months of 2002. WPS Resources did not make equity contributions to Wisconsin Public Service in the first quarter. The return of capital allowed Wisconsin Public Service's average equity capitalization and its capitalization ratio for ratemaking to remain near its target of 55% as established by the Public Service Commission of Wisconsin in its most recent rate order.

Cash requirements exceeded internally generated funds by $0.3 million in the first three months of 2002. Wisconsin Public Service incurred no short-term borrowing through commercial paper in the first quarter of 2002. Pretax interest coverage was 4.60 times for the three months ended March 31, 2002.

The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA- A A-1+	Aa1 A1 P-1

Wisconsin Public Service normally uses internally-generated funds and short-term borrowing to satisfy most of its capital requirements. The company may periodically issue additional long-term debt to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $604 million in the aggregate for the 2002 through 2004 period. Larger projects include $66 million for automated meter reading, $39 million for a combustion turbine, $30 million for corporate software and systems, and $68 million for the start of construction of generation facilities that will continue to be constructed through 2007.

Other capital requirements for Wisconsin Public Service for the three-year period include contributions of $7.8 million to the Kewaunee plant's decommissioning trust fund.

Wisconsin Public Service recently announced its intent to purchase the De Pere Energy Center from Calpine Corporation. As a result of this transaction, Wisconsin Public Service will terminate its existing agreement to purchase power from the De Pere Energy Center. Wisconsin Public Service accounts for the purchase power agreement as a capital lease and upon closing of the transaction will retire the capital lease. Expenditures relating to the purchase of the De Pere Energy Center and the termination of the purchase power agreement are expected to be approximately $120 million. Wisconsin Public Service also agreed to enter into a long-term power supply agreement for energy from Calpine's proposed Sherry Energy Center to be located in north central Wisconsin.

Wisconsin Public Service anticipates issuing $125 million to $175 million of fading-lien bonds in the third or fourth quarter of 2002.

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

Wisconsin Public Service received an interim rate order on December 19, 2001 and implemented interim rates on January 1, 2002. The order authorized a $55.5 million, or 10.3%, retail electric rate increase and a $11.2 million, or 4.7% retail natural gas rate increase. Interim rates are based on a 12.1% return on equity, with equity constituting 55% of the capital structure, are subject to refund to the extent interim revenues exceed revenue authorized in the final rate order, and will be in effect until superseded by the final rate order establishing new rates. Wisconsin Public Service anticipates that it will not be required to refund revenues collected under the interim rates. The Public Service Commission of Wisconsin concluded on the issues related to the 2002 rate request on May 7, 2002. Wisconsin Public Service anticipates receiving a final order documenting these decisions, including authorized rates and return on equity, later in the second quarter of 2002.

On March 28, 2002, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin to modify its Wisconsin retail electric and natural gas rates for 2003 and 2004. In order to ensure reliable energy into the future and to recover increased costs, Wisconsin Public Service requested retail electric rate increases of 8.3% in 2003 and 4.9% in 2004; and retail natural gas rate increases of 2.7% in 2003 and 1.4% in 2004. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. It is anticipated that the Public Service Commission of Wisconsin will issue a 2003 rate order in the fourth quarter of 2002 with new rates effective January 1, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to foreign currency risk. Our exposure to interest rate risk relates primarily to long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. WPS Resources' market risks have not changed materially from the market risks reported in the 2001 Form 10-K.

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

In response to Wisconsin Public Service's complaint, on July 2, 2001 Finmeccanica moved to dismiss the complaint on the ground that the parties' contract required arbitration of any disputes between Wisconsin Public Service and Finmeccanica.  On March 28, 2002, the Court issued an order denying Finmeccanica's motion.  Thereafter, on April 15, 2002, Finmeccanica filed its answer and counterclaim denying Wisconsin Public Service's allegations and asserting a claim against Wisconsin Public Service for damages in an unspecified amount.

Item 5. Other Information

Acquisition of Generation Facilities

On April 16, 2002, Wisconsin Public Service announced that it signed a letter of intent with Calpine Corporation to purchase its 180-megawatt De Pere Energy Center. Wisconsin Public Service currently holds a long-term power purchase contract for energy produced at the facility. As part of this transaction, the purchase power contract would be terminated. Expenditures relating to the purchase of the De Pere Energy Center and termination of the purchase power contract are expected to be approximately $120 million. Wisconsin Public Service also agreed in the letter of intent to enter into a long-term power supply agreement with Calpine for capacity and energy from Calpine's proposed Sherry Energy Center to be located in north central Wisconsin. The supply contract would be for 150 megawatts in 2005, increasing to 235 megawatts annually in 2006 through 2015. The total expected cost of the capacity purchased is expected to be approximately $250 million with Wisconsin Public Service supplying the fuel for the energy it receives from the facility. The completion of the definitive agreements for these transactions is expected in the second quarter of 2002. The transaction is subject to Public Service Commission of Wisconsin approval which is anticipated to be received in the third or fourth quarter of 2002.

Combined Locks Energy Center

WPS Power Development completed the conversion of its 50-megawatt single cycle natural gas-fired combustion turbine to a combined cycle facility in 2002. The facility will begin supplying steam energy to Appleton Coated LLC in May 2002.

Synthetic Fuel Operations

In November 2001, WPS Power Development Inc.'s subsidiary, ECO Coal Pelletization #12, entered into a transaction with a subsidiary of a public company resulting in ECO #12 selling its synthetic fuel producing machinery to a newly-formed entity in exchange for cash and a one-third ownership interest in the newly-formed entity. This transaction was subject to certain contingencies and related rescission rights and put options granted to the buyer. One of the rescission rights was the receipt of a Private Letter Ruling. In April 2002, the Internal Revenue Service issued a favorable Private Letter Ruling to the buyer that eliminated this rescission right. With the receipt of the Private Letter Ruling, WPS Power Development will record $16.7 million of the deferred pre-tax gain associated with this sale in the second quarter of 2002. We expect that the remainder of the deferred gain will be recognized in 2002 and 2003, as the remaining contingencies expire.

WPS-ESI Gas Storage, LLC

WPS-ESI Gas Storage owns a Michigan natural gas storage field. This three billion cubic foot high-deliverability gas storage facility became commercially operational in the first quarter of 2002. WPS Energy Services owns 81.5% of WPS-ESI Gas Storage.
Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		3A-1	Articles of Amendment to Restated Articles of Incorporation of WPS Resources Corporation

		3A-2	Restated Articles of Incorporation of WPS Resources Corporation as amended through May 9, 2002

		12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

	(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: May 13, 2002	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 13, 2002	/s/ Diane L. Ford Diane L. Ford Vice President-Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
Exhibit No.	Description

3A-1	Articles of Amendment to Restated Articles of Incorporation of WPS Resources Corporation

3A-2	Restated Articles of Incorporation of WPS Resources Corporation as amended through May 9, 2002

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends