Form 10-K
period 2002-12-31
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2003-03-10
CIK 916863, 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to ___________________
Commission File Number	Registrants; State of Incorporation Address; and Telephone Number	IRS Employer Identification No.

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation             Yes [X] No [ ]
Wisconsin Public Service Corporation Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrants.

WPS RESOURCES CORPORATION	$1,294,801,899.09 as of June 28, 2002

WISCONSIN PUBLIC SERVICE CORPORATION	$0 as of June 28, 2002

Number of shares outstanding of each class of common stock, as of February 14, 2003

WPS RESOURCES CORPORATION	Common Stock, $1 par value, 32,014,856 shares

WISCONSIN PUBLIC SERVICE CORPORATION	Common Stock, $4 par value, 23,896,962 shares. WPS Resources Corporation is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders to be held on May 15, 2003 is incorporated by reference into Part III.

WPS RESOURCES CORPORATION
and
WISCONSIN PUBLIC SERVICE CORPORATION

FORM 10-K
ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
For the Year Ended December 31, 2002

TABLE OF CONTENTS
PART II		36

ITEM 5.	MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	36

	WPS Resources Corporation Common Stock Two-Year Comparison	36
	Dividend Restrictions	36
	Common Stock	37

ITEM 6.	SELECTED FINANCIAL DATA	38

	WPS Resources Corporation Comparative Financial Statements and Financial Statistics (1998 to 2002)	38
	Wisconsin Public Service Corporation Comparative Financial Statements and Financial Statistics (1998 to 2002)	38

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	39

	WPS Resources Corporation	39
	Wisconsin Public Service Corporation	65

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	75

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	78

	WPS RESOURCES CORPORATION	78
	A. Consolidated Statements of Income	78
	B. Consolidated Balance Sheets	79
	C. Consolidated Statements of Common Shareholders' Equity	80
	D. Consolidated Statements of Cash Flows	81
	E. Notes to Consolidated Financial Statements	82
	F. Independent Auditors' Report	121

	WISCONSIN PUBLIC SERVICE CORPORATION	122
	G. Consolidated Statements of Income	122
	H. Consolidated Balance Sheets	123
	I. Consolidated Statements of Capitalization	124
	J. Consolidated Statements of Common Shareholder's Equity	125
	K. Consolidated Statements of Cash Flows	126
	L. Notes to Consolidated Financial Statements	127
	M. Independent Auditors' Report	135

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	136

PART III		136

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS	136

ITEM 11.	EXECUTIVE COMPENSATION	136

	WPS Resources Corporation	136
	Wisconsin Public Service Corporation	136
	Summary Compensation Table	136
	Option Grants to Named Executives in Last Fiscal Year	138
	Aggregated Options Exercises in Last Fiscal Year and Fiscal Year End Option Values for the Named Executive Officers	139
	Performance Share (Long Term Incentive Plan) Awards to the Named Executive Officers	139

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	140

	WPS Resources Corporation	140
	Wisconsin Public Service Corporation	140
	Ownership of Voting Securities	140
	Equity Compensation Plan Information	141

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	141

ITEM 14.	CONTROLS AND PROCEDURES	142

	Evaluation of Disclosure Controls and Procedures	142
	Changes in Internal Controls	142

PART IV		143

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	143

	Description of Documents	143
	Signatures	149
	Certification Statements	150

	SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)	154
	A. Statements of Income and Retained Earnings	154
	B. Balance Sheets	155
	C. Statements of Cash Flows	156
	D. Notes to Parent Company Financial Statements	157

	SCHEDULE II - WPS RESOURCES CORPORATION VALUATION AND QUALIFYING ACCOUNTS	159

	SCHEDULE II - WISCONSIN PUBLIC SERVICE CORPORATION VALUATION AND QUALIFYING ACCOUNTS	160

EXHIBITS FILED HEREWITH

10.8	Agreement and Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Phillip M. Mikulsky and Larry L. Weyers

10.9

Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Larry B. Borgard, Diane L. Ford, David W. Harpole, Richard E. James, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, Bernard J. Treml, and Daniel J. Verbanac.

10.10	Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Bradley A. Johnson, Barbara A. Nick, and Barth J. Wolf.

10.18	Severance Arrangement between WPS Resources Corporation and Joseph P. O'Leary

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23	Independent Auditors' Consents

24	Powers of Attorney

99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

  expectations regarding future revenues or expenses,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning nuclear generating plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites and statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing, and costs. Some risk factors that could cause results different from any forward-looking statement include those described in the RISK FACTORS section of ITEM 1 of this Form 10-K and the following:

  General economic, business, and regulatory conditions
  Legislative and regulatory initiatives regarding deregulation and restructuring of the utility industry which could affect costs and investment recovery
  State and federal rate regulation, including the inability to obtain necessary regulatory approvals
  Changes in generally accepted accounting principles
  Growth and competition and the extent and timing of new business development in the markets of subsidiary companies
  The performance of projects undertaken or acquired by subsidiary companies
  Business combinations among our competitors and customers
  Energy supply and demand
  Financial market conditions, including availability, terms, and use of capital
  Nuclear and environmental issues
  Weather and other natural phenomena
  Commodity price and interest rate risk
  Counter-party credit risk
  Federal and state tax policies
  Acts of terrorism or war

    We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events or circumstances after the date of this report.

PART I

ITEM 1. BUSINESS

A. GENERAL

WPS Resources Corporation

    WPS Resources was incorporated in Wisconsin in 1993 as a holding company for regulated utility and nonregulated business units. Approximate percentages of revenues, net income, and assets for 2002 and the year ended December 31, 2002 of WPS Resources and its principal operating subsidiaries are:
2002	Percent of Revenues *	Percent of Net Income *	Percent of Assets *

Wisconsin Public Service Corporation	38%	76%	58%
Upper Peninsula Power Company	2%	3%	4%
WPS Energy Services, Inc.	56%	10%	27%
WPS Power Development, Inc.	5%	22%	11%
WPS Resources Corporation	0%	(12%)	2%

    * The percentages above do not total 100% due to intercompany transactions.

    Wisconsin Public Service, WPS Energy Services, and WPS Power Development are Wisconsin corporations. Upper Peninsula Power is a Michigan corporation. Wisconsin Public Service and Upper Peninsula Power are regulated utilities. WPS Energy Services and WPS Power Development are nonregulated entities.

Wisconsin Public Service Corporation

    Wisconsin Public Service, which began operations in 1883, is a regulated electric and natural gas utility serving an 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. In 2002, Wisconsin Public Service served 407,696 electric retail customers and 295,816 natural gas retail customers. Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency.

2002 Operating Revenues

State	Wisconsin	96%	Michigan	4%
Customers	Electric	69%	Natural gas	31%
Electric	Retail	87%	Wholesale	13%
Natural gas	Retail	100%	Wholesale	0%

Upper Peninsula Power Company

    Upper Peninsula Power, established in 1884, is a regulated utility providing electric service to a 4,500 square mile area of Michigan's Upper Peninsula. In 2002, Upper Peninsula Power provided retail electric service to 50,770 customers and wholesale electric service was provided to 437 customers. Total revenues consisted of 89% retail sales and 11% wholesale sales.

WPS Resources Capital Corporation

    WPS Resources Capital Corporation was created in 1999 as an intermediate holding company for the nonregulated subsidiaries of WPS Resources. At the end of 2002, WPS Resources Capital Corporation had total assets of $1.2 billion, consisting primarily of its investments in WPS Energy Services and WPS Power Development.

WPS Energy Services, Inc.

    WPS Energy Services, established in 1994, is a nonregulated subsidiary of WPS Resources Capital Corporation. WPS Energy Services provides energy and related products and services in the nonregulated energy market throughout the Midwest and northeastern United States and in the adjacent provinces of Canada. WPS Energy Services had revenues of $1.5 billion in 2002 and assets of $877 million at December 31, 2002.

WPS Power Development, Inc.

    WPS Power Development, established in 1995, is also a nonregulated subsidiary of WPS Resources Capital Corporation. Energy-related services provided by WPS Power Development include project development, engineering and management services, and operations and maintenance services. WPS Power Development currently owns, through its subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania, New York, and New Brunswick, Canada, a 23.3% interest in a synthetic fuel processing facility located in Kentucky, and steam production facilities located in Arkansas and Oregon. WPS Power Development had revenues of $145.2 million in 2002 and assets of $358.1 million at December 31, 2002.

B. ELECTRIC UTILITY OPERATIONS

Electric Operations

    WPS Resources' regulated electric utility operations are provided through Wisconsin Public Service and Upper Peninsula Power. Wisconsin Public Service generates and distributes electric energy in northeastern Wisconsin. The cities of Green Bay, Oshkosh, Wausau, and Stevens Point are the largest communities served at the electric retail level. In Michigan, Upper Peninsula Power provides electric energy in the northern half of Michigan's Upper Peninsula. The largest community served at the electric retail level is the Houghton/Hancock area. Wisconsin Public Service also provides retail electric energy to a small portion of Michigan's Upper Peninsula, primarily in the City of Menominee.

Generating Capacity

    In 2002, Wisconsin Public Service reached a firm net design peak of 1,947 megawatts on the afternoon of July 17. At the time of this summer peak, our total firm resources, (i.e., generation plus firm purchases) totaled 2,432 megawatts. The summer time period is the most relevant for capacity planning purposes. We expect future supply reserves to meet the minimum 18% planning criteria, imposed by the Public Service Commission of Wisconsin, through 2004.

    For additional information regarding our generation facilities, see ITEM 2. PROPERTIES in this Form 10-K.

    In 2002, Upper Peninsula Power purchased 82% of its total energy requirements. Remaining energy requirements were supplied by hydroelectric and combustion turbine facilities owned by Upper Peninsula Power. During 2002, Upper Peninsula Power purchased at wholesale 65 megawatts of firm power from Wisconsin Public Service. Upper Peninsula Power also purchased at wholesale non-firm power from Wisconsin Public Service and Alliant Energy Corporation among others. The purchases from Wisconsin Public Service represented 80% of Upper Peninsula Power's total energy requirements in 2002. Upper Peninsula Power has contracted for 65 megawatts of capacity and energy from Wisconsin Public Service for 2003.

    On December 16, 2002, Wisconsin Public Service acquired the 180-megawatt De Pere Energy Center from Calpine Corporation and terminated the related existing purchased power agreement for approximately $120 million, $72 million of which was paid at closing with the remainder due in December 2003.

    Wisconsin Public Service owns a 50% interest in Wisconsin River Power Company. Wisconsin River Power is the owner and operator of a combustion turbine, two dams and related hydroelectric plants, on the Wisconsin River, which have an aggregate installed capacity of approximately 50 megawatts.

    Wisconsin Public Service began installation, in 2002, of an 83-megawatt gas-fired combustion turbine at its Pulliam plant site. The unit will be operational in 2003.

Kewaunee Nuclear Power Plant

General

    The Kewaunee plant is a pressurized water reactor plant with a nameplate capacity of 562 megawatts. The Kewaunee plant is jointly-owned by Wisconsin Public Service (59%) and Wisconsin Power and Light (41%). Nuclear Management Company, LLC operates the plant. Nuclear Management Company is owned by five utilities in the upper Midwest and operates the six nuclear power plants of these utilities. The plants are located in Iowa, Minnesota, Wisconsin, and Michigan. WPS Resources owns a 20% interest in Nuclear Management Company.

    The Kewaunee plant's operating license expires in 2013. Wisconsin Public Service is considering whether or not to seek extension of the plant-operating license to 2033.

Plant Regulation

    Based upon the performance of the Kewaunee plant during 2002, Wisconsin Public Service does not anticipate any significant increase in the number of inspection hours or level of scrutiny by the Nuclear Regulatory Commission regarding the general operations of the plant.

    In accordance with Nuclear Regulatory Commission industry requirements, during the scheduled spring 2003 refueling outage a visual inspection of the Kewaunee plant reactor vessel head will be conducted. A visual inspection of the head was last performed during the fall 2001 refueling outage and no problems were identified. There has been no indication of any problems with the vessel head during the current operating cycle and Wisconsin Public Service does not anticipate a problem with the visual inspection during the upcoming refueling outage.

    After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee plant owners have submitted a construction authorization request to the Public Service Commission of Wisconsin for replacement of the reactor vessel head. The replacement is scheduled to occur during the fall 2004 refueling outage at a total cost of approximately $20 million. Wisconsin Public Service is in the process of requesting recovery of its share of these costs in its electric rates.

Production

    During 2002, the plant produced 4.7 million megawatt hours of electricity. This exceeded the plant's past production record of 4.4 million megawatt hours set in 1999.

Radioactive Waste Storage

    The Midwest Compact Commission continues to monitor the availability of disposal facilities for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, South Carolina has been available for the storage of low-level radioactive waste from the Kewaunee plant in the past. The availability of this site for future waste storage is uncertain. As a result of technological advances, waste compaction, and the reduction of waste generated, the Kewaunee plant has on-site low-level radioactive waste storage capacity sufficient to store all low-level waste expected at the plant through 2013 when the current plant operating license is set to expire.

Security

    As a result of the events of September 11, 2001, additional security measures were implemented at the Kewaunee plant. The plant is in compliance with current security requirements and Nuclear Management Company continues to monitor industry and regulatory activity in this area.

Plant Capacity

    As a result of instrumentation improvements to be made during the spring 2003 refueling outage, net production capacity at the plant is expected to increase by approximately 5 megawatts. We anticipate approval, from the Nuclear Regulatory Commission, to use improved instrumentation in the second quarter of 2003. It is expected that additional capacity improvements will be pursued through other changes at the plant before the scheduled 2004 refueling outage to further increase plant capacity by an additional 25 megawatts.

Depreciation and Decommissioning

    At December 31, 2002, the net carrying amount of our investment in the Kewaunee plant, including construction work in progress, was approximately $90.4 million. The cost in current dollars for our 59% share of the estimated costs to decommission the Kewaunee plant is $313 million. Wisconsin Public Service decommissioning trust assets at December 31, 2002 totaled $290.5 million. Currently Wisconsin Public Service is required to annually contribute $2.6 million to the decommissioning trust. These annual contributions to the trust are subject to change based on future rate case filings. To date, the Public Service Commission has determined these costs to be reasonable and allowed their recovery in rates.

    During 2002, $15.7 million of depreciation expense related to unrecovered plant investment was recognized, compared with $3.3 million recognized in 2001. The 2002 annual decommissioning funding requirement was $2.6 million.

    Additional discussion of Kewaunee plant matters is included in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the NOTES TO WPS RESOURCES CONSOLIDATED FINANCIAL STATEMENTS.

Fuel Supply

Electric Generation Mix

    Wisconsin Public Service's electric generation mix for 2002 and 2001 was:

Energy Source	2002	2001
Coal	56.1%	61.4%
Purchased power	20.6%	22.9%
Nuclear	18.5%	11.2%
Natural gas/fuel oil	2.4%	2.6%
Hydro	2.4%	1.9%

Fuel Costs

    Wisconsin Public Service's fuel costs for 2002 and 2001 were:

Fuel Cost by Source Cost (per million Btus)	2002	2001
Coal	$1.11	$1.10
Nuclear	0.44	0.41
Natural gas	4.28	4.42
Fuel oil	6.01	6.83

Coal

    Coal is the primary fuel source for Wisconsin Public Service, most of which is from the Powder River Basin mines located in Wyoming. Powder River Basin coal is very low in sulfur and meets the standards of the 1990 Clean Air Act for 2002 and beyond. This coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States.

    Wisconsin Public Service continues to test alternative coal sources for its Pulliam and Weston plants. Alternative sources could provide more competitive market pricing and higher Btu content. Coal with higher Btu content increases generation output and provides flexibility in meeting peak electric demands.

    Most of the coal purchased by Wisconsin Public Service for its wholly-owned plants and purchased by Wisconsin Power and Light for the jointly-owned Edgewater and Columbia plants is done through relatively short-term contracts of up to five years duration. Historically, Wisconsin Public Service has purchased the subbituminous coal directly from the producer. In order to capitalize on market opportunities for 2003, approximately 23% of the coal requirements for the wholly-owned plants and 22% for the jointly-owned plants were awarded to a marketer. For 2003, 95% of the wholly-owned and jointly-owned plant requirements are under contract. One long-term contract, for our wholly-owned plants, covers approximately 24% of total requirements and has take-or-pay obligations totaling $81.1 million for the years 2003 through 2016.

    Wisconsin Public Service contracts for coal transportation for its plants under contracts of up to five years duration. Over 90% of our coal transportation is under competitive transportation agreements, which we expect to continue to contribute to competitive fuel costs.

    See Note 15 in NOTES TO WPS RESOURCES CONSOLIDATED FINANCIAL STATEMENTS- COMMITMENTS AND CONTINGENCIES.

Nuclear Fuel Cycle

    Wisconsin Public Service purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at the Kewaunee plant either on the spot market, through a bidding process, or using existing contracts. Wisconsin Public Service removes and replaces approximately one-third of the 121 fuel assemblies from the reactor every 18 months. Wisconsin Public Service stores spent fuel assemblies at the plant site pending permanent disposal by the United States Department of Energy.

    Wisconsin Pubic Service's uranium inventory policy is to maintain sufficient inventory for up to two reactor refuelings. As of December 31, 2002, approximately 160,000 pounds of yellowcake (a processed form of uranium ore), or its equivalent, were held in inventory for the plant. Each refueling requires approximately 500,000 pounds of yellowcake. It is expected that approximately 825,000 pounds of yellowcake will be acquired in 2003 to meet the requirements of the inventory policy. Inventory includes uranium under contract.

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

    If, for any reason, the Kewaunee plant is forced to terminate operations, we do not expect the maximum exposure to the co-owners related to fuel contracts to exceed $4.6 million. This exposure is due to a long-term fuel fabrication contract with Westinghouse. No financial penalties associated with the present uranium supply, conversion service, or enrichment agreements exist. Wisconsin Public Service believes uranium inventories could be sold on the spot market.

Spent Nuclear Fuel Disposal

    The federal government is responsible for the disposal or permanent storage of spent nuclear fuel. The U.S. Department of Energy is currently preparing an application to license a permanent spent fuel storage facility in the Yucca Mountain area of Nevada.

    Spent nuclear fuel is currently being stored at the Kewaunee plant. At current production levels, the plant has sufficient storage for all fuel assemblies until 2009 with full core offload. Additional capacity will be needed by 2010 to maintain full core offload capability.

Funding Decontamination and Decommissioning of Federal Facilities

    The Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of Department of Energy facilities relating to the processing of nuclear fuel. As a result, we are required to pay a surcharge for uranium enrichment services purchased from the Federal government prior to October 23, 1992. On an inflation-adjusted basis, our portion of the obligation related to the Kewaunee plant is approximately $600,000 per year through the year 2007, at which time the payments end. Madison Gas and Electric, a former 17.8% owner of the Kewaunee plant, has agreed to continue to pay its portion of this annual assessment through 2007.

    Wisconsin Public Service and a number of other nuclear power companies sued the Department of Energy in the United States Court of Federal Claims seeking a refund of the previously paid decontamination and decommissioning surcharge payments. In 2002, the Court ruled in favor of the Department of Energy. Wisconsin Public Service and the other utilities involved in the suit have decided to not appeal the decision.

Regulatory Matters

Wisconsin Regulatory Matters

    In 2002, the Public Service Commission of Wisconsin took action on the following issues affecting WPS Resources' regulated operations in Wisconsin:
  Wausau to Duluth transmission line,
  rate recovery of costs incurred regarding the start-up and continuing operating costs of American Transmission Company, automated meter reading system,
  revised rules regarding the recovery of purchased electric power and electric generation fuel costs, and rate applications.

    On November 26, 2002, Wisconsin Public Service, along with Minnesota Power Company and American Transmission Company, filed a joint application with the Public Service Commission of Wisconsin regarding an increase in the estimated cost to complete the Wausau to Duluth transmission line. The Public Service Commission of Wisconsin originally approved the 220-mile 345-kilovolt transmission line on October 30, 2001 at an estimated cost of $166 million. The applicants are required to notify the Public Service Commission of Wisconsin whenever cost estimates increase by more than ten percent. Current estimates anticipate the cost to complete the project to be $396 million. This updated cost estimate reflects additional costs to the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company management, and overhead costs. The application requests that the Public Service Commission of Wisconsin issue an amended order approving the new estimated cost.  For more information on American Transmission Company, see Note 10 in NOTES TO WPS RESOURCES CONSOLIDATED FINANCIAL STATEMENTS - INVESTMENTS IN AFFILIATES, AT EQUITY METHOD.

    On November 8, 2002, Wisconsin Public Service entered into an agreement with American Transmission Company for the transfer of primary responsibility for the Wausau to Duluth project from Wisconsin Public Service to American Transmission Company and the reimbursement of Wisconsin Public Service's costs on the project to date. The parties are awaiting approval of the agreement by the Federal Energy Regulatory Commission and the Public Service Commission of Wisconsin. At year-end, Wisconsin Public Service had approximately $18.5 million invested in the project.

    In 2002, the Public Service Commission of Wisconsin approved the recovery of costs deferred in 2000 and 2001 related to start-up costs and increased operating costs resulting from the creation of American Transmission Company. These deferred costs were completely recovered in 2002. The order also provides for operating costs of the American Transmission Company/Midwest Independent System Operator to be recovered through an escrow mechanism that will be trued up annually through a rate phase-in period, that ends in 2005.

    During 2002, Wisconsin Public Service temporarily suspended installation of its automated meter reading system while the technology was reviewed in response to potential stray voltage issues. The independent review was completed in 2002 and results presented to the Public Service Commission of Wisconsin. The Public Service Commission of Wisconsin approved continuation of the program and Wisconsin Public Service resumed the installation of automated electric meters in 2002. The resumption of installation of automated gas meters requires the Public Service Commission of Wisconsin approval, which is expected in early 2003.

    In 2002, the Public Service Commission of Wisconsin completed new rules related to the recovery of fuel costs for electric generation and purchased power from ratepayers. The new rules provide for a decrease in the regulatory lag in adjusting rates, a deferral mechanism for catastrophic supply events, and an improved procedure for customer intervention in the process.

    Effective January 1, 2002, the Public Service Commission of Wisconsin granted interim rate relief of $55.5 million in electric rate increases and $11.2 million in natural gas rate increases. A final rate order for 2002 authorized a $58.6 million electric rate increase and a $10.6 million natural gas rate increase. Wisconsin Public Service refunded the over collection of natural gas revenues in July 2002. The final rate order provides for a 12.3% return on equity, based on a capital structure of 55% common equity. The final rate order was effective June 22, 2002.

    In March 2002, Wisconsin Public Service filed a request with the Public Service Commission of Wisconsin for a $50.7 million electric rate increase and an $8.7 million natural gas rate increase for the 2003/2004 biennium. The rate request asks for a 12.6% return on equity with no change in the capital structure. The request is needed to cover increases in medical benefit costs, Kewaunee's scheduled refueling outage, a portion of the costs for a proposed 500-megawatt coal-fired generation plant to be completed in 2008, construction of a combustion turbine at the Pulliam plant, higher rate base, taxes, and depreciation. In the fourth quarter of 2002, Wisconsin's newly elected governor appointed a new chair of the Public Service Commission. On February 20, 2003, the Public Service Commission of Wisconsin ruled on the requested rate increase for Wisconsin Public Service. A final written order is anticipated in March 2003. The order will authorize a 12.0% return on equity with no change in the capital structure.

Michigan Regulatory Matters

    Effective January 1, 2002, all electric retail customers of investor-owned utilities in Michigan had the right to choose their electric generation supplier. At this time, no customers have chosen an alternative electric supplier and no alternative electric suppliers have offered to provide generation service to any customers in Michigan's Upper Peninsula.

    Wisconsin Public Service filed for a 9% increase in electric rates in the first quarter of 2003 and anticipates new rates to be effective by the end of 2003. Wisconsin Public Service has not had an electric rate increase in Michigan since 1986. The rate increase is needed to realize the authorized rate of return on equity, redesign rates to reduce rate subsidies between ratepayer classes, provide rate designs consistent with the Michigan electric energy market, and compensate for the increased costs of business.

    On August 2, 2002, Upper Peninsula Power filed for a 2003 rate increase. The Michigan Public Utility Commission authorized new rates on December 20, 2002, which became effective on December 21, 2002. The approved rates include a revenue increase of $4.9 million in base rates based on an 11.4% return on equity. In addition, the rate order allows transmission related costs to be recovered through the power supply cost mechanism. As a result, Upper Peninsula Power anticipates recovery of an additional $3.6 million from retail customers in 2003. This allows these costs to be recovered in a manner similar to a fuel adjustment.

Federal Energy Regulatory Commission Matters

    Midwest Independent Transmission System Operator, the first Regional Transmission Organization approved by the Federal Energy Regulatory Commission, began operations in the first quarter of 2002. American Transmission Company, which is partially owned by WPS Resources and its subsidiaries, is a member of Midwest Independent Transmission System Operator.

    In 2002, the Federal Energy Regulatory Commission issued a Notice of Proposed Rule Making proposing a standard wholesale electric market design. Comments are due back to the Federal Energy Regulatory Commission in the first quarter of 2003, with a proposed rule issued in April 2003 with a subsequent comment period. It is expected to take several years to implement and perfect the standard market design across the nation.

    In 2002, Wisconsin Public Service filed for a triennial review of its market-based rate authority using the latest Federal Energy Regulatory Commission market power review methods.

    Wisconsin Public Service intends to file for an increase in wholesale electric rates with the Federal Energy Regulatory Commission in the first quarter of 2003. The request will be based on the Public Service Commission of Wisconsin audit of Wisconsin Public Service's Wisconsin rate request for 2003. Wisconsin Public Service has not had an electric rate increase in its Federal Energy Regulatory Commission rates since 1987. If the filing meets all Federal Energy Regulatory Commission criteria, new rates could be implemented, subject to refund, as early as 61 days after the initial filing. If the rate case is litigated to a conclusion, the process can take up to three years to complete. The rate increase is requested to recover the authorized rate of return, the costs of new generation, to unbundle generation and transmission rates to properly reflect rising transmission costs from the American Transmission Company, and to obtain formula rates to reduce the need for future rate cases.

Hydroelectric Licenses

    Wisconsin Public Service, Upper Peninsula Power, and Wisconsin River Power have long-term licenses from the Federal Energy Regulatory Commission for all of their hydroelectric facilities with the exception of Bond Falls. The Bond Falls hydroelectric facility operates under an annual license from the Federal Energy Regulatory Commission with all the terms and conditions of the prior long-term license until such time as the Federal Energy Regulatory Commission acts on the licensing application filed by Upper Peninsula Power. In 2002, the Federal Energy Regulatory Commission issued a final Environmental Impact Statement for the Bond Falls Hydroelectric Project. The Environmental Impact Statement is the basis for a new license. Issuance of the new license is expected in early 2003. The license will have a term of 30 to 50 years from the date the Federal Energy Regulatory Commission claimed jurisdiction over the Bond Falls facility.

    In 2001 the Federal Energy Regulatory Commission issued a 40-year license for the Dead River facility, owned by Upper Peninsula Power Company effective October 3, 2002.

Other Matters

Research and Development

    The only member of WPS Resources' consolidated entity that incurs significant research and development costs is Wisconsin Public Service. Electric research and development expenditures for Wisconsin Public Service totaled $0.3 million for 2002, $1.1 million for 2001, and $1.8 million for 2000. These expenditures were primarily charged to electric operations as incurred.

Customer Segmentation

    In 2002, twenty-eight paper mills accounted for 11% of Wisconsin Public Service's electric revenues. There is no single customer, or small group of customers, the loss of which would have a materially adverse effect on the electric business of Wisconsin Public Service in the current regulatory environment.

Seasonality

    The electric sales of Wisconsin Public Service and Upper Peninsula Power follow a seasonal pattern due to the air conditioning requirements of customers. Annual electric sales are also impacted by the variability of summer temperatures. In 2002, Wisconsin Public Service reached a firm net design peak of 1,947 megawatts on the afternoon of July 17 largely due to the demand created by air conditioning.

Competition

    The Wisconsin legislature and the Public Service Commission of Wisconsin have decided not to provide retail electric customers the ability to choose their electric supplier at this time. Wisconsin utilities have continued to refine regulated tariffs in order to provide customers with the true cost of electric energy to each class of customer, by reducing or eliminating rate subsidies among different ratepayer classes.

Working Capital Requirements

    For a detailed discussion of the expected capital needs for WPS Resources regulated electric operations see Capital Requirements in ITEM G below.

Electric Operating Statistics

WISCONSIN PUBLIC SERVICE CORPORATION	2002	2001	2000
Operating revenues (Millions)
Residential and farm	$249.9	$214.0	$195.4
Small commercial and industrial	197.7	173.3	164.1
Large commercial and industrial	152.4	137.4	134.3
Resale and other	96.9	86.0	82.2
Total	$696.9	$610.7	$576.0
Kilowatt-hour sales (Millions)
Residential and farm	3,028.9	2,865.6	2,797.6
Small commercial and industrial	3,442.9	3,310.9	3,257.0
Large commercial and industrial	4,095.1	4,024.0	4,117.7
Resale and other	3,012.8	2,418.4	2,234.6
Total	13,579.7	12,618.9	12,406.9
Customers served (End of period)
Residential and farm	362,718	356,497	351,440
Small commercial and industrial	43,915	43,305	42,570
Large commercial and industrial	241	227	225
Resale and other	894	898	890
Total	407,768	400,927	395,125
Average kilowatt-hour price (Cents)
Residential and farm	8.25	7.47	6.98
Small commercial and industrial	5.74	5.23	5.04
Large commercial and industrial	3.72	3.41	3.26
Production capacity (Summer - kilowatts)
Coal	1,339,000	1,334,100	1,303,200
Nuclear	312,700	205,200	204,200
Hydroelectric	43,300	40,500	40,700
Combustion turbine	378,120	375,450	386,200
Other	8,000	8,000	7,600
Purchased capacity	14,900	14,900	14,900
Total system capacity	2,096,020	1,978,150	1,956,800
Generation and purchases (Thousands of kilowatt-hours)
Coal	8,056,530	8,179,997	8,295,098
Nuclear	2,638,284	1,480,429	1,565,612
Hydroelectric	337,480	253,475	249,747
Purchases and other	3,256,898	3,355,554	2,926,876
Total	14,289,192	13,269,455	13,037,333
Steam fuel costs (Cents per million Btu)
Fossil	112.993	112.483	109.990
Nuclear	44.156	40.680	45.241
Total	96.369	101.255	99.766
System peak - firm (Kilowatts)	1,947,000	2,014,000	1,793,000
Annual load factor	74.54%	70.61%	80.05%

Electric Operating Statistics

UPPER PENINSULA POWER COMPANY	2002	2001	2000
Operating revenues (Millions)
Residential and farm	$25.3	$26.3	$26.3
Small commercial and industrial	18.9	20.6	21.0
Large commercial and industrial	9.8	11.1	10.8
Resale and other	12.0	7.0	8.6
Total	$66.0	$65.0	$66.7
Kilowatt-hour sales (Millions)
Residential and farm	277.9	265.4	269.3
Small commercial and industrial	257.7	253.9	259.4
Large commercial and industrial	227.4	215.5	203.5
Resale and other	204.9	179.1	178.3
Total	967.9	913.9	910.5
Customers served (End of period)
Residential and farm	45,279	44,865	44,460
Small commercial and industrial	5,479	5,474	5,446
Large commercial and industrial	12	12	12
Resale and other	437	404	386
Total	51,207	50,755	50,304
Average kilowatt-hour price (Cents)
Residential and farm	9.10	9.98	9.78
Small commercial and industrial	7.34	8.11	8.08
Large commercial and industrial	4.31	5.17	5.32
Production capacity (Summer - kilowatts)
Natural gas	17,700	17,700	17,700
Hydroelectric	30,000	30,000	30,000
Combustion turbine	55,000	55,000	55,000
Purchased capacity	65,000	65,000	65,000
Total system capacity	167,700	167,700	167,700
Generation and purchases (Thousands of kilowatt-hours)
Natural gas	5,062	9,444	524
Hydroelectric	162,542	109,355	104,144
Purchases and other	884,612	878,107	890,156
Total	1,052,216	996,906	994,824
Steam fuel costs (Cents per million Btu)
Fossil	368.410	427.746	933.630
System peak - firm (Kilowatts)	160,869	158,124	146,100
Annual load factor	67.27%	65.90%	71.47%

C. NATURAL GAS UTILITY OPERATIONS

Principal Markets, Products and Services

    Wisconsin Public Service provides regulated natural gas utility services to nearly 300 municipalities in northeastern Wisconsin and adjacent portions of Michigan's Upper Peninsula. Natural gas customers and gas throughput on the Wisconsin Public Service gas system are:
	2002	2001	% Increase (Decrease)
Wisconsin - customers
Sales	$289,915	$284,489	1.9
Transportation	565	558	1.3
TOTAL	$290,480	$285,047	1.9
Michigan - customers
Sales	$ 5,320	$ 5,290	0.6
Transportation	16	16	0.0
TOTAL	$ 5,336	$ 5,306	0.6
Throughput (dekatherms) *
Sales	44,699,232	37,860,819	18.1
Transportation	37,391,223	33,718,400	10.9
WPSC electric generation	2,634,024	2,692,974	(2.2)
TOTAL	84,724,479	74,272,193	14.1

* A dekatherm is equivalent to one million Btus of energy.

    The gas throughput of Wisconsin Public Service follows a seasonal pattern due to the heating requirements of customers. Annual gas sales are also impacted by the variability of winter temperatures.

    Wisconsin Public Service has no single customer that accounts for a significant portion of natural gas throughput. The largest industry segment among Wisconsin Public Service's natural gas customers is the paper industry.

Sources and Availability of Natural Gas

    Wisconsin Public Service manages a portfolio of natural gas supply contracts, storage services, and pipeline transportation services designed to meet its varying load pattern at the lowest reasonable cost.

    Wisconsin Public Service contracts for fixed-term firm natural gas supplies with approximately 15 natural gas suppliers each year (in the United States and Canada) to meet the December through February peak day demand of firm system sales customers. Wisconsin Public Service purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts as required to supplement natural gas supplies. As of December 31, 2002, the domestic natural gas supply contracts had remaining terms of up to three months, and the Canadian gas supply contracts had remaining terms of up to ten months. Wisconsin Public Service intends to contract for domestic natural gas supplies for terms of two years or less to minimize potential stranded natural gas supply contract costs if retail natural gas deregulation should proceed in Wisconsin.

    Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass increases or decreases in the cost of natural gas on to customers through a purchased gas adjustment clause. Changes in the cost of natural gas are reflected in both gas revenues and gas purchases, thus having little or no impact on net income.

    Wisconsin Public Service contracts with ANR Pipeline Company for firm underground storage capacity located in Michigan. Wisconsin Public Service's total firm storage capacity with ANR Pipeline is approximately 11.6 million dekatherms.

    Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility. Natural gas from storage provides up to 47% of our supply on winter peak days, approximately 28% of our winter sales volumes, and approximately 19% of our total annual sales volumes.

    Wisconsin Public Service also contracts with third-party natural gas suppliers for high deliverability storage. This high deliverability storage capacity is designed to deliver natural gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can temporarily limit wellhead natural gas supplies.

    Wisconsin Public Service holds firm long-term transportation capacity on ANR Pipeline through October 2010. Wisconsin Public Service also holds firm transportation capacity with Viking Gas Transmission Company to deliver natural gas from its interconnection with TransCanada Pipelines near Emerson, Manitoba, to the interconnection of Viking Gas Transmission with ANR Pipeline near Marshfield, Wisconsin. The Canadian natural gas suppliers at Emerson hold firm capacity on TransCanada Pipelines from Emerson back into the Canadian production areas in Alberta, Canada.

Competition

    Competition with other forms of energy exists in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Wisconsin Public Service offers interruptible natural gas sales and natural gas transportation service for these customers to enable them to reduce their energy costs. Transportation customers purchase their natural gas from third-party gas suppliers at unregulated prices, and contract with Wisconsin Public Service to transport the natural gas from ANR Pipeline to their facilities. Additionally, some customers still purchase their natural gas commodity directly from Wisconsin Public Service, but have elected to do so on an interruptible basis, as a means to reduce their costs. Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

Working Capital Requirements

    Wisconsin Public Service currently anticipates no large construction projects or capital needs for the gas utility segment of its operations.

Regulatory Matters

    For a discussion of regulatory matters affecting regulated natural gas operations, see Wisconsin Regulatory Matters under ITEM 1B. ELECTRIC UTILITY OPERATIONS.
Natural Gas Operating Statistics

Wisconsin Public Service Corporation	2002	2001	2000
Operating revenues (Millions)
Residential	$182.6	$178.4	$147.4
Small commercial and industrial	42.9	38.3	28.9
Large commercial and industrial	61.9	70.4	64.8
Other	23.3	34.5	23.4
Total	$310.7	$321.6	$264.5
Therms delivered (Millions)
Residential	250.8	211.3	203.4
Small commercial and industrial	69.6	51.8	45.1
Large commercial and industrial	123.7	114.4	123.7
Other	27.4	28.0	34.4
Total therm sales	471.5	405.5	406.6
Transportation	373.9	337.2	294.5
Total	845.4	742.7	701.1
Customers served (End of period)
Residential	268,391	263,420	213,976
Small commercial and industrial	24,082	23,242	18,285
Large commercial and industrial	2,758	3,114	2,840
Other	1	1	1
Transportation customers	584	576	368
Total	295,816	290,353	235,470
Average therm price (Cents)
Residential	72.80	84.42	72.48
Small commercial and industrial	61.68	73.94	64.13
Large commercial and industrial	49.99	61.54	52.38

D. WPS ENERGY SERVICES, INC.

   WPS Energy Services is a diversified, nonregulated energy supply and services company with its principal operations in Illinois, Maine, Michigan, Ohio, Wisconsin, and the Canadian Provinces of Ontario and Quebec. WPS Energy Services operates in the retail and wholesale nonregulated energy marketplace. Its emphasis is on servicing commercial, industrial, and wholesale customers, as well as "aggregated" small commercial and residential customers, in the northeast quadrant of the United States and adjacent portions of Canada. Aggregated customers are associations or groups of customers which have joined together to negotiate purchases of electric or natural gas energy as a larger group. These associations and groups, in turn, may consist of individuals, municipalities or other types of customers. WPS Energy Services had 132 employees as of December 31, 2002.

    WPS Energy Services provides individualized energy supply options and strategies that allow customers to manage energy needs while capitalizing on opportunities resulting from deregulation. WPS Energy Services provides natural gas, electric and alternate fuel products, real-time energy management services, energy utilization consulting, and project management.

    WPS Energy Services' competitors consist of regulated utilities, large energy traders, and other energy marketers. WPS Energy Services competes with other energy providers on the basis of price, reliability, service, consumer convenience, performance, and reputation.

    In 2002, total electric power sales were 6,953,284 megawatt-hours. WPS Energy Service's 2002 retail natural gas sales were 135.7 billion cubic feet and total wholesale natural gas sales were 233.8 billion cubic feet. It is WPS Energy Services' policy to secure supply for all sales commitments through purchase contracts with entities we believe to be creditworthy. WPS Energy Services also has generation contracts with WPS Power Development.

    WPS Energy Services has a delinquent receivables balance of $2.1 million as a result of rules related to the former hierarchy of application for customer payments in the Ohio electric aggregation program. This resulted in the customer remittances being applied first to the customer's current and past due balances with the utility and then to the customer's current and past due balance with WPS Energy Services. WPS Energy Services has established an allowance for doubtful accounts of $1.9 million related to these delinquent receivables, resulting in a bad debt expense ratio which is considerably in excess of the ratio experienced by the serving utility. WPS Energy Services will continue to experience bad debts in the program, but at a reduced rate as a result of consistently dropping delinquent customers from the program. The Public Utility Commission of Ohio has proposed a payment hierarchy, which is more equitable to the energy marketers. The proposed payment hierarchy would help to reduce the level of delinquent receivables at WPS Energy Services. WPS Energy Services filed a complaint and requested a hearing with the Public Utility Commission of Ohio to enforce a purchase of receivables provision that affects the aggregation program and on December 12, 2002, the Commission issued a ruling which would minimize the amount of exposure to delinquent receivables going forward through an interim purchase rate of 96% for service rendered after the customers' first scheduled meter read in 2003. This rate will be adjusted retroactively once a permanent settlement is reached. In the absence of a favorable settlement, WPS Energy Services will evaluate its participation in the Ohio aggregation program once the current product price commitments expire. WPS Energy Services believes the reserve for delinquent receivables it has created is adequate.

    On January 8, 2002, WPS Energy Services received a license to operate as an alternative electric supplier to sell electric energy to Michigan retail customers. WPS Energy Services became 1 of 14 licensed alternative electric suppliers in the state. WPS Energy Services is also a Federal Energy Regulatory Commission licensed marketer and is transacting business in Maine, Ohio, Pennsylvania, New York and Wisconsin.

    On November 1, 2002, WPS Energy Services acquired an existing book of retail gas business in the Canadian provinces of Ontario and Quebec. Consideration for the purchase consists of an earn-out to the seller based on the margin generated during the two years ending October 31, 2004. The retail volumes of this book of business have the potential to equal WPS Energy Services' current retail gas volumes.

    Quest Energy Holdings, LLC, an independent Michigan limited liability company, the owners of Quest Energy, LLC, appointed WPS Energy Services as manager of Quest Energy LLC effective November 19, 2002. The appointment as manager, as well as other factors including the provision of substantial financial support resulted in Quest's financial statements being consolidated with those of WPS Resources as of December 31, 2002. Since May 2000, WPS Resources has provided financial support to Quest in the form of an interest-bearing convertible note with an initial maturity date of May 2005, secured by the assets of Quest. WPS Resources assigned the option to convert the indebtedness of Quest to equity to WPS Energy Services. Effective January 29, 2003, WPS Energy Services exercised the option and converted the indebtedness to equity, making Quest Energy LLC a wholly-owned subsidiary of WPS Energy Services.  For more information on Quest, see Note 6 in NOTES TO WPS RESOURCES CONSOLIDATED FINANCIAL STATEMENTS - ACQUISITIONS AND SALES OF ASSETS.

    WPS Energy Services applied mark-to-market accounting in accordance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Financial Accounting Standards Board created the Emerging Issues Task Force to provide guidance clarifying accounting standards. Issue 98-10 was rescinded in October 2002 under Emerging Issue Task Force Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Therefore, WPS Energy Services' contracts are now accounted for under Statement of Financial Accounting Standard No. 133. In accordance with Issue 02-03, in the first quarter of 2003 WPS Energy Services will be reversing the portion of the risk management assets and liabilities that will no longer be accounted for under mark-to-market accounting, with a positive after-tax cumulative effect of a change in accounting principle to income of approximately $3 million. Contracts that will continue to be marked-to-market have terms no longer than 4 years and most mature within the next 24 months. Most contracts are valued on a forward curve derived from exchange based or liquid over-the-counter market quotations. Reserves for potential costs and risks are considered in determining the fair value of these contracts.

    WPS Energy Services is party to leases, with independent third parties, related to several of its regional offices.

    WPS Energy Services works with WPS Power Development to supply fuel for its gas-fired production facilities and sell the electric energy produced by its current operations as well as future acquisitions.

    WPS Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others. Sales of natural gas generally peak in the winter months, while sales of electric energy generally peak in the summer months. In 2002, 71% of WPS Energy Services gross margin came from natural gas operations, 24% from electric operations, and 6% from other operations.

    Currently, capital requirements of WPS Energy Services are financed through WPS Resources.

    Although WPS Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from the paper and allied products and food and kindred products industries. WPS Energy Services' concentration of sales in any single market sector is decreasing as it expands into the Michigan retail electric and Canadian retail natural gas markets.

    WPS Energy Services has an 81.5% interest in a 3 billion cubic foot natural gas storage field in Michigan, which became commercially operational in February 2002. The storage field allows for additional flexibility in supplying retail and wholesale customers, sale of storage services to the market, and potential power peaking services.

    WPS Energy Services is not directly subject to significant environmental regulations at this time.

    WPS Energy Services is currently represented in the bankruptcy proceedings of Enron. WPS Energy Services is in a net payable position with Enron, for which a liability is reflected on its balance sheet. In November 2002, the electric portion of the overall position was settled with Enron. Negotiations on the remaining gas positions are currently underway, with a settlement expected in 2003.

    See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for additional information regarding nonregulated operations.

E. WPS POWER DEVELOPMENT, INC.

   WPS Power Development develops, owns, and operates nonregulated electric generation facilities and provides services to the electric power generation industry in the United States and Canada. Services include project development, engineering and management services, and operation and maintenance services. WPS Power Development has expertise in cogeneration, distributed generation, generation from renewable resources, and generation plant repowering projects. As of December 31, 2002, WPS Power Development had 211 employees, approximately 107 are members of the International Brotherhood of Electrical Workers Local 1600 Union.

    WPS Power Development owns:
  a 473-megawatt coal-fired Sunbury Generation Station in Pennsylvania, a 107.2-megawatt combined cycle natural gas-fired combustion turbine, located in Syracuse, New York, a 93.5-megawatt combined cycle natural gas-fired combustion turbine, located in Beaver Falls, New York,
  69 megawatts of hydro and fossil-fueled generation assets located in northern Maine and New Brunswick, Canada, a 58-megawatt fluidized-bed facility, currently operating primarily on coal, located in Niagara Falls, New York, two-thirds of the Stoneman Power Plant, a 53-megawatt coal-fired steam plant located in southwestern Wisconsin, with plans to expand it to a 250-megawatt coal-fired generating facility by 2008 or 2009 at a cost of approximately $300 million, provided appropriate contractual arrangements can be put in place, a 50-megawatt combined cycle natural gas-fired combustion turbine located in Combined Locks, Wisconsin, the 30-megawatt Westwood Generating Station, which burns waste anthracite coal material, located in Pennsylvania, a 23% interest in a facility in Kentucky which produces synthetic fuel from coal fines, steam boilers in Arkansas and Oregon, and
  landfill and wood waste gas-generating facilities in Wisconsin.

    On October 25, 2002, the agreement related to WPS Power Development's purchase of the Tracy Pinon power station from Sierra Pacific Resources became terminable. WPS Power Development and Sierra Pacific have each expressed their intent to terminate the agreement.

    Coal requirements for WPS Power Development owned plants are estimated at 1.3 million tons annually. Of this amount, approximately 50% will be met through the burning of coal silt. In 2002, WPS Power Development purchased all of its coal supplies through the spot market and short-term contracts. In 2003, WPS Power Development expects to supply approximately 80% of its annual coal needs through annual coal contracts and its reserves of coal and coal silt. At December 31, 2002, WPS Power Development had an estimated six-year reserve of coal silt for its Westwood facility. The remaining coal requirements will be purchased through the spot market.

    In 2003, coal transportation for approximately 20% of annual coal requirements will be supplied under a two-year contract with Norfolk Southern Railroad. A two-year coal transportation agreement with the B&P Railroad was acquired with the acquisition of the Niagara Falls facility from CH Resources in 2002. The remaining coal transportation is contracted through short-term agreements with a variety of transportation providers.

    Gas-fired plants of WPS Power Development provide electric supply for WPS Energy Services' sales. Additionally, WPS Energy Services supplies the gas to operate these facilities. WPS Energy Services does not dispatch these facilities unless economical fuel is available to meet the energy commitments.

    All the Federal Energy Regulatory Commission hydroelectric facility licenses held by WPS Power Development are current. The 33-megawatt hydroelectric facility owned in New Brunswick, Canada is not subject to licensing.

    Although identifiable price peaks do not occur at any certain time of the year, WPS Power Development believes the nonregulated energy market is subject to seasonal impacts. Generally in the summer months, the demand for electric energy is high, which increases the price at which energy can be sold. In periods of high residential fuel consumption, generally the winter months, the purchase price of oil and natural gas increases.

    Equity and working capital requirements of WPS Power Development are generally financed through WPS Resources. Project nonrecourse debt financing is in place for the Sunbury, Maine, and Canadian generation plants owned by WPS Power Development.

    Of WPS Power Development's approximately 915 megawatts of existing capacity, fixed price contracts are in place to sell approximately 290 megawatts. All 290 megawatts are firm commitments. The remainder of the energy production of WPS Power Development is sold into the open market.

    The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone non-attainment area. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. WPS Power Development acquired emission credits sufficient to meet all emission requirements through the year 2002. Although WPS Power Development has some emission credits for 2003, additional credits may need to be purchased to meet its 2003 requirements.

    In 2002, WPS Power Development's Combined Locks Energy Center received a notice of violation from the Wisconsin Department of Natural Resources regarding nitrogen oxide emissions. The Combined Locks Energy Center was removed from operation in August 2002 due to the nitrogen oxide emission rates reported in compliance tests. WPS Power Development conducted additional compliance testing in December 2002. Based on these compliance tests, the facility was returned to service in December 2002. Fines or penalties associated with this event, if any, are not expected to be material. The unit is currently operating at full capacity.

    In 2002, WPS Power Development acquired three generation facilities as part of its acquisition of CH Resources for $59.2 million.

   On December 19, 2002, WPS Power Development sold a 30% interest in ECO Coal Pelletization #12, LLC, the company WPS Power Development owns which holds our interest in the synthetic fuel project. WPS Power Development received consideration of $3.0 million cash, as well as a fixed note and a variable note. Payments under the variable note are contingent upon the synthetic fuel production facility achieving specified levels of synthetic fuel production. In conjunction with the sale, WPS Power Development has agreed to make certain payments to a third party financial advisor that arranged the transaction, consisting of an up-front payment of $1.5 million which was paid at the time of closing, and projected payments in 2003 and 2004 of approximately $1.9 million per year. At December 31, 2002, a deferred gain of $11.6 million was reflected on WPS Power Development's balance sheet. This deferred gain represents the present value of future payments under the fixed note and the up-front cash payments net of transaction costs. It does not include an amount for the variable note which is contingent upon the synthetic fuel production allocation. WPS Power Development anticipates recognizing cumulative pretax income of approximately $36 million over the period of 2003 to 2007 as a result of this transaction, assuming all contingencies are satisfied.

    WPS Power Development operates primarily in the nonregulated markets of Pennsylvania-New Jersey-Maryland and New York Independent System Operator. WPS Power Development competes for sales of electric production with both regulated and nonregulated energy producers within these markets.

F. ENVIRONMENTAL MATTERS

    WPS Resources and its subsidiaries are subject to federal, state, and local regulations regarding environmental impacts of their operations on air and water quality and solid waste. The application of federal and state restrictions to protect the environment can involve review, certification, or issuance of permits by various federal and state authorities, including the United States Environmental Protection Agency and the various states' environmental agencies, including the Wisconsin Department of Natural Resources. These restrictions may limit, prevent, or substantially increase the cost of operation of generation facilities and may require substantial investments in new equipment at existing installations. Such restrictions may require substantial additional investments for new projects and may delay or prevent completion of projects. We cannot forecast the effects of such regulation on our generation, transmission, and other facilities or operations.

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

Manufactured Gas Plant Remediation

    Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites, two of which were previously owned by Wisconsin Fuel and Light. As of the fall of 2002, cleanup of the land portion of the Oshkosh site, Stevens Point site and two sites at Sheboygan were substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. River sediment remains to be addressed at the Oshkosh site, as well as other sites with sediment contamination. Wisconsin Public Service anticipates that work will commence on the land portion of the Green Bay site in the first quarter of 2003. Cleanup at the remaining sites located in Two Rivers, Marinette, and Menominee has not yet been scheduled.

    Effective with the Wisconsin Fuel and Light merger, Wisconsin Public Service acquired two former manufactured gas plant sites in Manitowoc and Wausau. Wisconsin Fuel and Light began the cleanup of the land portion of the Manitowoc site in 1994, and the cleanup is substantially complete. Groundwater treatment and monitoring of the Manitowoc site continues. Wisconsin Public Service has not addressed river sediments near the former Manitowoc gas plant site. Wisconsin Public Service has undertaken and is continuing its site investigation work at the Wausau site.

    Costs of the cleanups completed to date were within the range expected for these sites. Wisconsin Public Service estimates remaining future undiscounted investigation and cleanup costs for all remaining site work to be in the range of $38.7 million to $43.7 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements, and the assessment of natural resource damages. Wisconsin Public Service currently has a $38.7 million liability recorded for gas plant cleanup with an offsetting regulatory asset. Wisconsin Public Service expects to recover cleanup costs net of insurance recoveries in future customer rates. Under current Public Service Commission of Wisconsin policies, Wisconsin Public Service will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service has received $12.7 million in insurance recoveries, which were recorded as a reduction in the regulatory asset.

Clean Air Regulations

    The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions begin in 2003 and gradually increase to 2007. This plan affects Edgewater Unit 4, of which Wisconsin Public Service owns 31.8%. A compliance plan for this unit was initiated in 2000. The plan includes a combination of combustion optimization and emission trading at a cost to Wisconsin Public Service of about $5 million. About 70% of the project has been completed.

    The State of Wisconsin is also seeking voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.

    Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard (the current and projected fuel meets the sulfur content limit). Wisconsin Public Service and the Wisconsin Department of Natural Resources developed a plan to eliminate the modeled exceedance by extending the existing stacks at Weston Units 1 and 2 by 55 feet and limiting the sulfur content of the fuel to 1.2 pounds per million Btu. The cost of the stack extension is about $0.9 million. The United States Environmental Protection Agency is studying the proposal related to increasing the stack height. To date the United States Environmental Protection Agency has been unwilling to agree with this approach unless further studies are done to support the stack height increase. If the United States Environmental Protection Agency does not accept this proposal, additional reduction in sulfur content of fuel burned or significant operational limitations may result. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

    In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against utilities. In these enforcement proceedings, the U.S. Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the U.S. Environmental Protection Agency 's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the U.S. Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

    In December 2000, Wisconsin Public Service received from the United States Environmental Protection Agency a request for information under Section 114 of the Clean Air Act. The Environmental Protection Agency sought information and documents relating to work performed on the coal-fired boilers located at the Pulliam and Weston electric generating stations of Wisconsin Public Service. Wisconsin Public Service filed a response with the Environmental Protection Agency in early 2001.

    On May 22, 2002, Wisconsin Public Service received a follow-up request from the Environmental Protection Agency seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5 and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the Environmental Protection Agency's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

    In 2000, 2001, and 2002, Wisconsin Power and Light Company received a similar series of Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company, and Wisconsin Public Service). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

    Depending upon the results of the Environmental Protection Agency's review of the information, the Environmental Protection Agency may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation, or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. To date, the Environmental Protection Agency has not responded to the 2002 follow-up filings made by Wisconsin Public Service and Wisconsin Power and Light.

    In response to the Environmental Protection Agency Clean Air Act enforcement initiative, several utilities have elected to settle with the Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units, and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities, as well as the duration of alleged violations, and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

    If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam or Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

    At the end of December, 2002 the Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive.

    The Wisconsin Department of Natural Resources initiated a rulemaking effort to control mercury emissions. Coal-fired generation plants are the primary targets of this effort. The proposed rule was open to comment in October 2001. As proposed, the rule requires phased-in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost approximately $105 million per year to achieve the proposed 90% reductions.

Other Environmental Issues

    Groundwater testing, at a former ash disposal site of Upper Peninsula Power indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. A liability of $1.5 million and an associated regulatory asset of $1.5 million was recorded for estimated future expenditures associated with remediation of the site. Upper Peninsula Power received an order permitting deferral and future recovery of these costs.

    See the section titled WPS Power Development, Inc. under ITEM 1E, for a description of various issues related to environmental liabilities regarding the operations of WPS Power Development, Inc.

G. CAPITAL REQUIREMENTS

    WPS Resources and Wisconsin Public Service make large investments in capital assets. Construction expenditures, including nuclear fuel for Wisconsin Public Service are expected to be approximately $736 million for the period 2003 through 2005. This includes expenditures for investment in construction for new generating facilities, an automated meter reading system, corporate infrastructure, nuclear fuel, corporate software and hardware, security, a nuclear reactor vessel head, and a combustion turbine. Additional expenditures will be needed through 2008 to complete these generating facilities. Other Wisconsin Public Service capital requirements for the 2003 through 2005 period include Kewaunee decommissioning trust fund contributions of $7.8 million.

    WPS Resources expects to make capital contributions of up to $80 million for the period 2003 through 2005 to fund construction of the Wisconsin Public Service portion of the Wausau to Duluth transmission line, which will be transferred to American Transmission Company in exchange for an increase in equity ownership in American Transmission Company. Additional expenditures will be needed through 2008 to complete the transmission project.

    Upper Peninsula Power will incur construction expenditures of approximately $39 million for the period 2003 through 2005, primarily for electric distribution improvements and repairs at hydroelectric facilities.

    There are no commitments for additional acquisition expenditures for the nonregulated subsidiaries at this time. Future nonregulated projects may be financed through nonrecourse project financings.

    WPS Resources issued $100.0 million of 5.375% 10-year senior unsecured notes in November 2002. Approximately $55.0 million of the net proceeds from the issuance of these notes were used to repay short-term debt incurred to provide equity capital to our subsidiaries and the remainder was used for other corporate purposes.

    In 2000, WPS Resources began issuing new shares of its common stock under its Stock Investment Plan and under certain stock-based employee benefit plans. Equity increased $28.3 million in 2002, as a result of these plans.

    Wisconsin Public Service issued $150.0 million of 4.875% 10-year senior notes in December 2002 under a shelf registration for the offering and sale of up to $300 million in long-term debt. The senior notes are secured by a pledge of first mortgage bonds and may become unsecured when Wisconsin Public Service retires all of its outstanding first mortgage bonds. Wisconsin Public Service used approximately $72 million of the net proceeds from the issuance of the senior notes to acquire the De Pere Energy Center and $69.0 million to retire short-term debt. The balance of the net proceeds was used for other corporate purposes. Wisconsin Public Service retired $50.0 million of 7.30% first mortgage bonds in October 2002. An additional $50.0 million of 6.80% first mortgage bonds were retired on February 1, 2003.

    WPS Resources may issue additional debt and/or common stock in 2003. Wisconsin Public Service expects to issue additional bonds under its shelf registration in 2003.

H. EMPLOYEES

    At December 31, 2002, WPS Resources and its subsidiaries employed 2,963 people. Of this number, 2,410 were employees of Wisconsin Public Service, 169 were employees of Upper Peninsula Power, 211 were employees of WPS Power Development, and 132 were employees of WPS Energy Services, with the remainder employed by WPS Resources and its remaining subsidiaries.

    Of the Wisconsin Public Service employees, 1,831 were electric utility employees and 579 were gas utility employees. Local 310 of the International Union of Operating Engineers represents 1,302 of these employees. The current collective bargaining agreement with Local 310 expires on October 25, 2003. Negotiations on a new agreement are scheduled to begin in July 2003.

    Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO represents 132 employees of Upper Peninsula Power. The current collective bargaining agreement with Local 510 expires on April 30, 2005.

    Local 1600 of the International Brotherhood of Electrical Workers, AFL-CIO represents approximately 107 employees at the Sunbury generation station owned and operated by a subsidiary of WPS Power Development. The current collective bargaining agreement with Local 1600 expires on May 12, 2003. Preliminary discussions have begun on this contract.

I. RISK FACTORS

    You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Form 10-K in connection with any investment in the common stock of WPS Resources or other securities of WPS Resources or Wisconsin Public Service. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

We operate in an increasingly competitive and changing industry, which may affect our future earnings.

    The energy industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressure on electric and natural gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce our utility earnings from retail electric and natural gas sales. While the future of deregulation in the utility industry and its impact on our future is uncertain, the certainty of change is evident. At the present time, Wisconsin has not adopted legislation or regulations that would allow customers to choose their electric supplier. All Michigan electric customers were able to choose their electric generation suppliers beginning January 1, 2002 as a result of the Customer Choice Act.

    To the extent competitive pressures increase and the pricing and sale of electricity assumes more of the characteristics of a commodity business, the economics of our business may come under increasing pressure. In addition, regulatory changes may increase access to electric transmission grids by utility and nonutility purchasers and sellers of electricity, thus potentially resulting in a significant number of additional competitors in wholesale power generation.

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

    The Public Service Commission of Wisconsin regulates Wisconsin Public Service's retail utility rates in the State of Wisconsin, including Wisconsin Public Service's permitted ratio of debt-to-equity and allowable return on equity. Wisconsin Public Service is generally required to file a rate case with the Public Service Commission of Wisconsin every two years based on a forward-looking test year period. The Michigan Public Service Commission regulates the retail utility rates in the State of Michigan of both Wisconsin Public Service and Upper Peninsula Power. The Federal Regulatory Commission also regulates wholesale rates and other issues affecting Wisconsin Public Service. Over time there may be substantial changes in the regulatory environment in any or all of these jurisdictions, and any changes could have an adverse effect on the revenues and income of our utility subsidiaries.

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

If market prices for electric energy or natural gas decline below our cost of production our revenues and profit margins will be negatively affected.

    If market prices for electric energy decline below the cost of production at our nonregulated facilities, these units may be temporarily shut down and alternative sources of energy found to meet energy commitments.

Significantly increased fuel and purchased power costs may have an adverse effect on our nonregulated business.

    Our nonregulated subsidiaries, WPS Power Development and WPS Energy Services, may experience increased expenses, including interest costs and uncollectibles, higher working capital requirements and possibly some level of price sensitive reduction in volumes sold as a result of increases in the cost of fuel or purchased power. Our regulated utilities, however, are generally allowed to pass on higher natural gas costs, electric production fuel costs and purchased power costs to their customers when they exceed defined parameters.

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

    In addition, as part of an industry wide focus, capital expenditures at two of our coal-fired facilities have been the subject of a formal request for information from the Environmental Protection Agency. If an enforcement proceeding or litigation in connection with this investigation, or in connection with any proceeding for noncompliance with environmental laws, were commenced and resolved against us, we could be required to invest significantly in new emission control equipment, accelerate the timing of other capital expenditures, pay penalties and/or halt certain operations. Moreover, new environmental laws and regulations, or new interpretations of existing laws and regulations, affecting our operations or facilities may be adopted which may cause us to incur additional material expenses.

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

    Substantially all of the physical assets of Wisconsin Public Service and Upper Peninsula Power secure outstanding bond issues of Wisconsin Public Service and Upper Peninsula Power. Many of the generating assets of WPS Power Development's subsidiaries have been mortgaged to secure acquisition financing.

The Wisconsin Public Utility Holding Company Law requires that corporate holding companies of Wisconsin Public Utilities be corporations organized under the laws of Wisconsin and contains other provisions, which could delay or prevent the acquisition of a Wisconsin Public Utility Holding Company and thus adversely affect the value of our common stock.

    Subject to an exception for certain holding companies organized or created before November 28, 1985, the Wisconsin public utility holding company law requires that any corporation that is a direct or indirect holding company of a Wisconsin public utility be incorporated under the laws of Wisconsin, thereby limiting the number of potential acquirers of WPS Resources. The Wisconsin public utility holding company law also precludes the acquisition of 10% or more of the voting shares of a holding company of a Wisconsin public utility unless the Public Service Commission of Wisconsin has first determined that the acquisition is in the best interests of utility consumers, investors and the public. Those interests may, to some extent, be mutually exclusive. These provisions of the Wisconsin public utility holding company law may delay, or reduce the likelihood of, a sale or change of control of WPS Resources, thus reducing the likelihood that shareholders will receive a takeover premium for their shares. These provisions are currently being challenged by another Wisconsin holding company in the federal courts.

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

    We have significantly reduced our consolidated federal income tax liability for the past three years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. Our ability to further utilize these credits and maximize the value of our synthetic fuel production facility is limited by Section 29. As a result, we have sold portions of our synthetic fuel facility, or the right to production therefrom, to third parties, which can utilize the additional credits available given the production capacity of the facility. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29. Compliance with Section 29 is likely to be audited by the Internal Revenue Service. Future tax legislation may affect the value of the credits and our share of the facility.

J. Available Information

    WPS Resources' Internet address is http://www.wpsr.com and Wisconsin Public Service's Internet address is http://www.wisconsinpublicservice.com. WPS Resources and Wisconsin Public Service make available free of charge on WPS Resources' Internet website their Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Access to these reports and amendments on WPS Resources' website does not include access to the exhibits and supplemental schedules electronically filed with the reports or amendments. WPS Resources and Wisconsin Public Service are not including the information contained on or available through their websites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

A. UTILITY

Wisconsin Public Service Facilities

    The following table summarizes information on the electric generation facilities of Wisconsin Public Service, including jointly-owned facilities:
Type	Name	Location	Fuel
Rated Capacity (a) (Megawatts)

Steam	Pulliam	Green Bay, WI	Coal	389.0 (b)
	Weston	Wausau, WI	Coal and Gas	482.0 (c)
	Kewaunee	Kewaunee, WI	Nuclear	315.6 (d)
	Columbia - Units 1 and 2	Portage, WI	Coal	349.3 (d)
	Edgewater Unit 4	Sheboygan, WI	Coal	106.4 (d)
______
Total Steam				1,642.3

Hydroelectric	Various (15 Plants)			52.4 (e)
Combustion Turbine and Diesel	Various (10 Plants)		Gas, Oil, or Diesel	465.7 (f)

Wind				1.9

Landfill Generation	Various (2 Plants)			4.5 ______

Total System				2,166.8

(a) Based on capacity ratings for August 2003.

(b) This plant has six units.

(c) This plant has three units. Two units burn only coal and the other unit can burn coal or natural gas.

(d) These facilities are jointly-owned by Wisconsin Public Service and various other utilities. Nuclear Management Company operates the Kewaunee plant. Wisconsin Power and Light operates the Columbia and Edgewater units. The capacity indicated is our portion of total plant capacity based on the percent of ownership.

(e) Includes 12.4 megawatts purchased from Wisconsin River Power, which is operated and 50% owned by Wisconsin Public Service.

(f) Wisconsin Public Service and Marshfield Electric and Water Department jointly own 76.2 megawatts of combustion turbine peaking capacity. Wisconsin Public Service is the operator of these jointly-owned facilities. The reported capacity of any jointly-owned facilities includes only Wisconsin Public Service's share. Also includes 8.5 megawatts purchased from Wisconsin River Power.

    As of December 31, 2002, Wisconsin Public Service owned 115 distribution substations and 20,212 miles of electric distribution lines. Effective January 1, 2001, all transmission property of Wisconsin Public Service was transferred to American Transmission Company.

    Gas properties include approximately 6,686 miles of main, 83 gate and city regulator stations, and 268,763 lateral services. All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

    Substantially all of Wisconsin Public Service's utility plant is subject to a first mortgage lien.

Upper Peninsula Power Facilities

    The following table summarizes information on the electric generation facilities of Upper Peninsula Power:
Type	Name	Location	Fuel
Rated Capacity (a) (Megawatts)

Steam	Warden	L'Anse, MI	Gas	18.8 (b)

Hydroelectric	Various (9 plants)		Hydro	30.5 (c)

Combustion Turbine	Portage Gladstone	Houghton, MI Gladstone, MI	Oil Oil	19.4 19.7
_____
Total System				88.4

(a) Based on summer 2003 rated capacity.

(b) The J. H. Warden station was taken out of service on January 1, 1994 and is in standby or inactive reserve status.

(c) Included in the nine hydroelectric plants are Escanaba 1, Escanaba 3, and Boney Falls, which generate a total of 4.5 megawatts. All energy produced at these facilities is sold directly to a paper industry customer located in Escanaba, Michigan.

    Upper Peninsula Power owns 2,826 miles of electric distribution lines.

    Effective June 28, 2001 all transmission property of Upper Peninsula Power was transferred to American Transmission Company.

    Substantially all of Upper Peninsula Power's utility plant is subject to a first mortgage lien.

B. NONREGULATED

WPS Resources Corporation

Asset Management Strategy

    In 2001, WPS Resources initiated a 5 to 7 year program involving the assessment of all assets of its subsidiaries, which are no longer needed for operations, and identifying alternative uses to maximize their value. As part of this strategy an initial agreement with the State of Wisconsin was entered into in 2001 to ultimately transfer ownership of forest and waterfront land along the Peshtigo River in northeastern Wisconsin to the State over a 4 year period.

    Under this agreement, we sold approximately 5,700 acres of land on the Peshtigo River in northeastern Wisconsin from Wisconsin Public Service to the Wisconsin Department of Natural Resources for $13.5 million. The sale agreement with the Department of Natural Resources also includes options for the Department to purchase, in 2003 and 2004, approximately 5,000 additional acres at less than fair market value, for $11.5 million if all options are exercised. The value associated with the difference between the option price and the fair market value will be treated as a charitable contribution. Other asset management transactions in 2002 resulted in pretax gains of $3.3 million recognized in 2002.

WPS Power Development Facilities

    The following table summarizes information on the electric generation facilities of WPS Power Development, including jointly-owned facilities:
Type	Name	Location	Fuel	Nameplate Capacity (Megawatts)

Steam	Sunbury Niagara Falls Stoneman Westwood Wyman	Shamokin Dam, PA Niagara Falls, NY Cassville, WI Tremont, PA Yarmouth, ME	Coal Coal Coal Culm Oil
425.0   58.0   35.0 (a)   30.0   21.0 (b)

Combined Cycle	Syracuse Beaver Falls Combined Locks	Syracuse, NY Beaver Falls, NY Combined Locks, WI	Gas/Oil Gas/Oil Gas
107.2   93.5   50.0

Hydroelectric	Tinker Squa Pan Caribou	New Brunswick, Canada Northern Maine Northern Maine	Hydro Hydro Hydro
  33.5     1.5     0.8

Combustion Turbine and Diesel	Various (6 Plants)		Gas, Oil, or Diesel
  59.7

_____

Total System
915.2

(a) Mid-American Power, owns the Stoneman facility. PDI Stoneman, Inc. (a wholly-owned subsidiary of WPS Power Development, Inc.) and B. M. Stoneman, Inc., (a wholly-owned subsidiary of Burns and McDonnell) own 66-2/3% and 33-1/3%, respectively, of Mid-American Power. The amount reported in the above table represents our two-thirds interest in the plant. PDI Stoneman signed a letter of intent with Burns and McDonnell on November 15, 2002 to purchase their one-third share of Mid-American Power, LLC. The asset transfer is expected to take place during the first quarter of 2003. The purchase price is $0.6 million and is to be paid at a future date contingent on the development of the Cassville Energy Center.

(b) WPS Power Development owns a 3.3455% interest in the Wyman plant. The plant is a 619-megawatt oil-fired facility.

ITEM 3. LEGAL PROCEEDINGS

Stray Voltage Claims

    From time to time Wisconsin Public Service has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages allegedly due to "stray voltage" from the operation of the Wisconsin Public Service's electrical system. Past cases have been resolved without any material adverse effect on WPS Resources' financial statements. Currently, there are eight such cases pending in state court in Wisconsin, although one of the cases has been settled and is in the process of being dismissed.

    The Public Service Commission of Wisconsin has established certain requirements for all utilities subject to its jurisdiction with respect to stray voltage. The Public Service Commission of Wisconsin's orders have defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, Wisconsin Public Service believes that it was in compliance with the Public Service Commission of Wisconsin's orders, and that none of the eight plaintiffs had a stray voltage problem as defined by the Public Service Commission of Wisconsin. There is currently pending before the Supreme Court of Wisconsin a case in which another utility is arguing that there is no basis for civil liability for stray voltage without evidence that the utility violated the Public Service Commission of Wisconsin's standards. While it is possible that the Court may decide the case without reaching that issue, it is also possible that the Court will determine whether, and if so under what conditions, a dairy farmer can maintain an action for stray voltage without proof that the utility has violated the Public Service Commission of Wisconsin's standards.

    The seven remaining cases pending against Wisconsin Public Service have been assigned separate trial dates in 2003 and 2004. Discovery is in different stages for the different cases. In those cases reviewed to date by expert witnesses retained by Wisconsin Public Service, the experts do not believe that there is scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows. Accordingly, Wisconsin Public Service is vigorously defending and contesting these actions.

    Wisconsin Public Service has insurance coverage for these claims, but the policies have a current $1.0 million self-insured retention per occurrence. The case with by far the largest damage claim is Russell Allen v. Wisconsin Public Service Corporation, in which plaintiff's economist has projected more than $14 million in damages for a 26-year period. Based on a number of factors developed in the case, including the expert's own deposition testimony, Wisconsin Public Service believes the $14 million figure is excessive and improper. The Allen case is scheduled for trial in Green Bay, Wisconsin in May 2003. Defense costs for the Allen case have exceeded the self-insured retention. Based upon the information known at this time and the availability of insurance, Wisconsin Public Service believes that the total cost to resolve the remaining seven actions will not be material.

    Some of the remaining seven cases include a claim for punitive damages. All assert a claim for treble damages under a Wisconsin Statute, Section 196.64. In light of the information it now has, Wisconsin Public Service does not believe there is any basis for the award of treble damages in these cases. If a jury awarded such damages, and if the total of defense costs and the verdict exceeded the self-insured retention, Wisconsin Public Service believes its insurance policies would cover such a verdict.

Kewaunee Nuclear Power Plant

    On February 5, 1997, Wisconsin Public Service Corporation entered into a "time is of the essence" contract with Finmeccanica S.p.A., Azienda Ansaldo Divisione Nucleare ("Finmeccanica") that required Finmeccanica to deliver two replacement steam generators, as well as other components, materials and documentation to the Kewaunee Nuclear Power Plant by April 1, 2000. The contract provided for liquidated and other damages to be paid to Wisconsin Public Service in the event Finmeccanica failed to meet the delivery schedule in the contract. Finmeccanica did not deliver the replacement steam generators to the plant until December 13, 2000, and did not deliver the final data required under the contract until February 28, 2001, thus triggering the liquidated damages provision in the contract.

    Notwithstanding its failure to timely perform, Finmeccanica has sought to impose back charges against Wisconsin Public Service for alleged cost overruns in an amount exceeding $10 million. Finmeccanica alleges that any delay in delivery of the replacement steam generators is excused because it was caused by the actions of Wisconsin Public Service.

    After failing to reach a negotiated resolution of its dispute with Finmeccanica, on March 1, 2000 Wisconsin Public Service filed suit against Finmeccanica in the federal court in the Eastern District of Wisconsin. In its complaint, Wisconsin Public Service alleges that Finmeccanica's failure to timely deliver the replacement steam generators is not excused and that the delay caused substantial damages to Wisconsin Public Service.

    In response to Wisconsin Public Service's complaint, on July 2, 2001 Finmeccanica moved to dismiss the complaint on the ground that the parties' contract required arbitration of any disputes between Wisconsin Public Service and Finmeccanica. On March 28, 2002, the Court issued an order denying Finmeccanica's motion. Thereafter, on April 15, 2002 Finmeccanica filed its answer and counterclaim denying Wisconsin Public Service's allegations and asserting a claim against Wisconsin Public Service for damages in an unspecified amount. Discovery is ongoing, and is scheduled to continue through early 2004.

Funding Decontamination and Decommissioning of Federal Facilities

    See the section titled Funding Decontamination and Decommissioning of Federal Facilities under PART I, ITEM 1B, ELECTRIC UTILITY OPERATIONS, Fuel Supply, for a description of various proceedings relating to decontamination and decommissioning liabilities.

Environmental

    See the section titled Environmental Matters under ITEM 1F for a description of various environmental proceedings.

Regulatory Matters

    On July 17, 2002, Citizens Utility Board filed a petition for judicial review of the Public Service Commission of Wisconsin's final decision in Docket 6690-UR-113, Wisconsin Public Service Corporation's 2002 rate case. Citizens Utility Board sought reversal of the Public Service Commission of Wisconsin's decision to allow Wisconsin Public Service Corporation to recover approximately $8.3 million in deferred costs incurred in complying with certain Nuclear Regulatory Commission regulations applicable to the Kewaunee plant. On January 10, 2003, the Dane County Circuit Court issued a Decision and Order in Case No. 02-CV-2231 affirming the Public Service Commission of Wisconsin and dismissing the Petition for Review. Citizens Utility Board did not appeal the circuit court's decision.

WPS Energy Services

    See the section titled WPS Energy Services, Inc. under ITEM 1D for a description of status of bankruptcy proceedings involving Enron.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of either WPS Resources or Wisconsin Public Service during the fourth quarter of the fiscal year.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS
A. Executive Officers of WPS Resources Corporation as of January 1, 2003

Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	57	Chairman, President, and Chief Executive Officer	02-12-98
		President and Chief Executive Officer	05-01-97

Thomas P. Meinz	56	Senior Vice President - Public Affairs	12-24-00
		Vice President - Public Affairs	02-12-98
		Vice President - Power Supply and Engineering	02-23-97 *

Phillip M. Mikulsky	54	Senior Vice President - Development	02-12-98
		Vice President - Development	09-01-95

Joseph P. O'Leary **	48	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance, United Stationers Corporation	05-01-99
		Vice President - Tower Leasing, 360 Degree Communications	11-01-98
		Vice President and Controller, 360 Degree Communications	03-01-96

Diane L. Ford	49	Vice President - Controller and Chief Accounting Officer	07-11-99
		Controller and Chief Accounting Officer	05-01-97

Richard E. James	49	Vice President - Corporate Planning	12-29-96

Bernard J. Treml	53	Vice President - Human Resources	02-12-98
		Vice President - Human Resources	05-09-94 *

Barbara A. Nick	44	Assistant Vice President - Corporate Services	04-14-02
		Manager - Corporate Services	11-20-00
		Assistant to the President	10-31-99
		Director of Wholesale Energy Services	11-29-98 *
		Co-Director of Wholesale Energy Services	05-19-96 *

Bradley A. Johnson	48	Treasurer	06-23-02
		Assistant Treasurer	04-01-01
		Corporate Planning Executive	12-31-95

Barth J. Wolf	45	Secretary and Manager - Legal Services	09-19-99
		Assistant Secretary and Manager - Legal Services	07-12-98
		Manager - Legal and Risk Management	05-19-96 *

* Identifies experience with Wisconsin Public Service Corporation.

** Prior to joining WPS Resources, Joseph P. O'Leary's responsibilities at United Stationers included leading the finance, treasury, and accounting functions. United Stationers was the largest provider of wholesale business office products in North America. At 360 Degree Communications, Mr. O'Leary led the start-up of a new business to lease tower space to wireless communications service providers. Prior to that he led the accounting, purchasing, and cellular fraud control functions for 360 Degree Communications. 360 Degree  Communications was a provider of cellular, long distance, and paging services/products to over 2.6 million customers in 15 states.

NOTE: All ages are as of December 31, 2002. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

B. Executive Officers of Wisconsin Public Service Corporation as of January 1, 2003

Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	57	Chairman, President, and Chief Executive Officer	04-14-02
		Chairman and Chief Executive Officer	02-12-98
		President and Chief Executive Officer	05-04-97

Thomas P. Meinz	56	Senior Vice President-Public Affairs	12-24-00
		Vice President - Public Affairs	02-12-98
		Vice President - Power Supply and Engineering	02-23-97
		Power Supply and Engineering Executive	01-14-96

Joseph P. O'Leary *	48	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance, United Stationers Corporation	05-01-99
		Vice President - Tower Leasing, 360 Degree Communications	11-01-98
		Vice President and Controller, 360 Degree Communications	03-01-96

Lawrence T. Borgard	41	Vice President - Distribution and Customer Service	11-25-01
		Vice President - Transmission and Engineering	07-23-00
		Vice President - Transmission	07-11-99
		General Manager - Transmission	04-05-98
		Manager - Transmission Planning and Operations	04-06-97

David W. Harpole	47	Vice President Energy Supply	04-14-02
		Assistant Vice President Energy Supply	11-12-00
		Manager Corporate Services	04-19-98
		Manager Power Plant Design and Construction	12-31-95

Diane L. Ford	49	Vice President - Controller	07-11-99
		Controller	03-01-92

Bernard J. Treml	53	Vice President - Human Resources	05-09-94

Bradley A. Johnson	48	Treasurer	06-23-02
		Assistant Treasurer	04-01-01
		Corporate Planning Executive	12-31-95

Barth J. Wolf	45	Secretary and Manager - Legal Services	09-19-99
		Assistant Secretary and Manager - Legal Services	07-12-98
		Manager - Legal and Risk Management	05-19-96

* Prior to joining Wisconsin Public Service, Joseph P. O'Leary's responsibilities at United Stationers included leading the finance, treasury, and accounting functions. United Stationers was the largest provider of wholesale business office products in North America. At 360 Degree Communications, Mr. O'Leary led the start-up of a new business to lease tower space to wireless communications service providers. Prior to that he led the accounting, purchasing, and cellular fraud control functions for 360 Degree Communications. 360 Degree  Communications was a provider of cellular, long distance, and paging services/products to over 2.6 million customers in 15 states.

NOTE: All ages are as of December 31, 2002. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WPS Resources Corporation Common Stock Two-Year Comparison

	Dividends Per Share	Price Range
Share Data		High	Low

2002
1st Quarter	$ .525
39.93

35.65

2nd Quarter	.525
42.68

37.00

3rd Quarter	.535
41.12

30.47

4th Quarter	.535
39.95

32.64

Total
	$2.12

2001
1st Quarter	$ .515
36.625

31.000

2nd Quarter	.515
35.250

32.200

3rd Quarter	.525
35.400

32.000

4th Quarter	.525
36.800

33.250

Total
	$2.08

    WPS Resources is the sole holder of Wisconsin Public Service's common stock.

Dividend Restrictions

    WPS Resources' principal subsidiary, Wisconsin Public Service, is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without approval of to the Public Service Commission of Wisconsin. Return of capital payments may be declared in order to maintain Wisconsin Public Service's common equity at levels consistent with those allowed by the Public Service Commission of Wisconsin, provided that the return of capital does not cause the common equity ratio to fall below prescribed levels. Wisconsin law prohibits Wisconsin Public Service from making loans to WPS Resources and its nonregulated subsidiaries and guaranteeing their obligations.

    Wisconsin Public Service's Articles of Incorporation contain certain limitations on the payment of cash dividends. These limitations are not expected to limit any dividend payments in the foreseeable future.

    At December 31, 2002, WPS Resources had $398 million of retained earnings available for dividends.

    Upper Peninsula Power's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by WPS Resources. Under the most restrictive of these provisions, approximately $8 million of retained earnings were available at December 31, 2002 for the payment of common stock cash dividends by Upper Peninsula Power.

Common Stock
Listed:	New York Stock Exchange

Ticker Symbol:	WPS

Transfer Agent and Registrar:	American Stock Transfer and Trust Company 59 Maiden Lane New York, NY 10038

   Effective with the close of trading on February 8, 2002, WPS Resources' common stock was added to the Standard and Poor's MidCap 400 Index.

    As of December 31, 2002, there were 22,768 common stock shareholders of record.

    See ITEM 11 of this Form 10-K for additional information regarding Equity Compensation Plans.

ITEM 6. SELECTED FINANCIAL DATA

WPS RESOURCES CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (1998 TO 2002)

As of or for Year Ended December 31
(Millions, except per share amounts, return on average equity,
and number of shareholders and employees)	2002	2001	2000	1999	1998

Total operating revenues	$2,674.9	$2,675.5	$1,949.0	$1,098.5	$1,063.7

Income available for common shareholders	109.4	77.6	67.0	59.6	46.6

Total assets	3,207.9	2,870.0	2,816.1	1,816.5	1,510.4

Preferred stock of subsidiaries	51.1	51.1	51.1	51.2	51.2

Long-term debt and capital lease obligation	824.4	727.8	660.0	584.5	343.0

Shares of common stock (less treasury stock
and shares in deferred compensation trust)
Outstanding	31.8	31.1	26.4	26.8	26.5
Average	31.7	28.2	26.5	26.6	26.5

Basic earnings per average share of common stock	$3.45	$2.75	$2.53	$2.24	$1.76
Diluted earnings per average share of common stock	3.42	2.74	2.53	2.24	1.76
Dividend per share of common stock	2.12	2.08	2.04	2.00	1.96

Stock price	$38.82	$36.55	$36.8125	$25.125	$35.25
Book value per share	$24.62	$23.02	$20.76	$20.01	$19.52
Return on average equity	14.6%	12.8%	12.3%	11.3%	9.0%
Number of common stock shareholders	22,768	23,478	24,029	25,020	26,319
Number of employees	2,963	2,856	3,030	2,900	2,673

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (1998 TO 2002)

As of or for Year Ended December 31
(Millions, except weather information)	2002	2001	2000	1999	1998

Operating revenues	$1,007.6	$932.3	$840.5	$719.4	$652.5
Earnings on common stock	83.1	80.6	70.4	67.1	54.1
Total assets	1872.6	1,730.9	1,503.2	1,409.9	1,267.6
Long-term debt, net	442.5	415.6	370.1	373.1	304.0

Weather information
Cooling degree days	586	546	330	481	519
Cooling degree days as a percent of normal	122.9%	116.9%	70.7%	103.0%	107.0%
Heating degree days	7,509	7,139	7,841	7,273	6,530
Heating degree days as a percent of normal	96.9%	91.9%	98.2%	91.7%	82.4%

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

2002 Compared with 2001

WPS Resources Corporation Overview

    WPS Resources' 2002 and 2001 results of operations are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2002	2001	Change

Consolidated operating revenues	$2,674.9	$2,675.5	-%
Income available for common shareholders	$109.4	$77.6	41%
Basic earnings per share	$3.45	$2.75	25%
Diluted earnings per share	$3.42	$2.74	25%

    The increase in earnings per share was largely driven by a gain at WPS Power Development related to the 2001 sale of part of its synthetic fuel operations. The sale occurred in the fourth quarter of 2001, and we deferred recognition of a portion of the related gain on the sale pending the satisfaction of certain contingencies. In addition, WPS Energy Services' net income increased 72%, primarily due to improved natural gas margins. A full year contribution from gas utility operations acquired in the spring of 2001, warmer than normal weather during the heating season in 2001, and a rate increase approved by regulators resulted in increased earnings from our gas utility in 2002. Even with the 2002 rate increases approved by regulators, we were unable to earn the full return approved by them.

Overview of Utility Operations

    Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power and the natural gas utility operations at Wisconsin Public Service. Income available for common shareholders attributable to electric utility operations was $61.0 million in 2002 compared with $58.8 million in 2001. Income available for common shareholders attributable to gas utility operations was $18.4 million in 2002 and $8.9 million in 2001.

    Utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order, which was effective January 1, 2002, authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. In late June 2002, Wisconsin Public Service received a final 2002 rate order which authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Electric Utility Margins

    The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $85.0 million, or 19%, due to the Wisconsin retail electric rate increases at Wisconsin Public Service and higher overall electric utility sales volumes.
WPS Resources' Consolidated Electric Utility Results (Millions)	2002	2001	2000

Revenues	$741.6	$654.4	$623.8
Fuel and purchased power costs	220.4	218.2	199.0
Margins	$521.2	$436.2	$424.8

Sales in kilowatt-hours	13,717.2	12,741.0	12,565.0

    Our consolidated electric utility revenues increased $87.2 million, or 13%, in 2002 as the result of the electric rate increases and an 8% increase in overall electric sales volumes at Wisconsin Public Service. Sales volumes were up 25% for lower margin, wholesale customers while sales to higher margin, residential customers increased 6% and sales to higher margin, commercial and industrial customers increased 3%. Summer weather was 7% warmer in 2002 than in 2001, and 23% warmer than normal.

    Increased fuel costs for power generation were partially offset by lower purchased power expenses. Our consolidated fuel expense for generation plants increased $4.9 million, or 4%, in 2002. Our consolidated purchased power expense, however, decreased $2.7 million, or 3%, in 2002. Overall generation from Wisconsin Public Service's plants increased 10% while purchased volumes decreased 3%. The change in the energy supply mix was largely due to the availability of less expensive power generation from the Kewaunee Nuclear Power Plant. Wisconsin Public Service increased its ownership interest in the Kewaunee plant to 59% in September 2001. Although Upper Peninsula Power's purchased volumes remained fairly consistent, the unit cost of its purchased power decreased 9%.

    The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Wisconsin Public Service did not submit any fuel filings in 2002.

Gas Utility Margins

    The consolidated gas utility margin represents natural gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.
Wisconsin Public Service Corporation's Gas Utility Results (Millions)	2002	2001	2000

Revenues	$310.7	$321.6	$264.5
Purchase costs	198.6	230.2	185.1
Margins	$112.1	$ 91.4	$ 79.4

Throughput in therms	845.4	742.7	701.1

    An increase in overall natural gas throughput volumes of 14% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $20.7 million, or 23%, in 2002. Increased overall gas throughput volumes were partially the result of including 12 months of operations for former Wisconsin Fuel and Light in 2002 compared with the inclusion of 9 months of operations in 2001. Gas throughput volumes were also affected by a heating season that was 5% colder in 2002 than in 2001, but 3% milder than normal.

    Wisconsin Public Service's gas revenues decreased $10.9 million, or 3%, in 2002 and gas purchase costs decreased $31.6 million, or 14%, largely as the result of a 26% decrease in the average unit cost of natural gas in 2002. Wisconsin Public Service passes changes in the cost of gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission under current regulatory practice.

Other Utility Expenses/Income

    Utility operating and maintenance expense increased $67.6 million in 2002 largely due to amortization of regulatory deferrals, increased benefit costs, higher transmission expenses associated with American Transmission Company, increased expenses at the Kewaunee plant (as a result of Wisconsin Public Service acquiring additional ownership interest in the plant), and increased energy conservation expenses.

    Utility depreciation and decommissioning expense increased $7.8 million in 2002 largely due to additional plant assets at Wisconsin Public Service, including its increased ownership interest in the Kewaunee plant. Lower depreciation expense of $5.5 million related to decreased decommissioning earnings partially offset the increased plant asset depreciation.

    Utility miscellaneous income decreased $8.1 million in 2002 primarily as the result of lower earnings of $5.7 million on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

Overview of Nonregulated Operations

    Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation asset development company.

    WPS Energy Services' net income increased to $11.0 million in 2002 compared with $6.4 million in 2001 primarily due to a higher gas margin. WPS Power Development's net income increased to $24.0 million in 2002 compared with $2.3 million in 2001 largely due to recognition of a gain related to the 2001 sale of a portion of its synthetic fuel operations.

Overview of WPS Energy Services

    WPS Energy Services' principal businesses involve nonregulated gas and electric sales. Revenues at WPS Energy Services were $1.5 billion in 2002 compared with $1.6 billion in 2001, a decrease of 6%. The decrease was the result of a lower unit cost of natural gas in 2002 partially offset by additional natural gas and electric sales volumes. The lower unit cost of natural gas is also reflected in cost of sales, thus having no impact on margin. Net income increased $4.6 million, or 72%, in 2002 due to increased gas margins and improved operations.

WPS Energy Services' Margins
WPS Energy Services Gas Results (Millions except sales volumes)	2002	2001	2000

Nonregulated natural gas revenues	$1,248.1	$1,406.3	$919.5
Nonregulated natural gas cost of sales	1,213.2	1,390.4	908.2
Margins	$ 34.9	$ 15.9	$ 11.3

Wholesale sales volumes in billion cubic feet	233,800	242,800	153,300
Retail sales volumes in billion cubic feet	135,700	104,500	75,300

    Nonregulated gas revenues at WPS Energy Services decreased $158.2 million, or 11%, in 2002 primarily as the result of lower natural gas prices in 2002. The nonregulated gas margin increased $19.0 million, or 119%, in 2002 due to improved management of the retail gas procurement and volume risk processes and increased retail sales volumes.
WPS Energy Services Electric Results (Millions)	2002	2001	2000

Nonregulated electric revenues	$244.5	$165.0	$33.8
Nonregulated electric cost of sales	232.8	150.3	29.4
Margins	$ 11.7	$ 14.7	$ 4.4

Wholesale sales in kilowatt-hours	4,250.0	1,696.6	557.6
Retail sales in kilowatt-hours	2,703.6	1,944.7	601.7

    Nonregulated electric revenues at WPS Energy Services increased $79.5 million, or 48%, in 2002 due to higher sales volumes. The nonregulated electric margin decreased $3.0 million, or 20%, in 2002 primarily due to the slow economy which produced less favorable market conditions for opportunity sales in 2002.

WPS Energy Services' Other Expenses

    Operating expenses at WPS Energy Services increased $7.3 million in 2002 largely due to costs associated with business expansion and increased bad debt expense.

Overview of WPS Power Development

    Revenues at WPS Power Development were $145.2 million in 2002 compared with $141.5 million in 2001, an increase of 3%. The increase was primarily due to the operation of the generation assets obtained from CH Resources in the second quarter of 2002 and the operation of the Combined Locks Energy Center. Partially offsetting these increases were a change in accounting from consolidation to equity method accounting for WPS Power Development's synthetic fuel operations and lower revenues from steam sales.

WPS Power Development's Margin
WPS Power Development's Production Results (Millions)	2002	2001	2000

Nonregulated other revenues	$145.2	$141.5	$128.1
Nonregulated other cost of sales	93.3	110.2	94.8
Margins	$ 51.9	$ 31.3	$ 33.3

    WPS Power Development experienced an increase of $20.6 million, or 66%, in its margin in 2002. The margin increased $6.7 million at the Sunbury generation plant in 2002 due to lower fuel costs and lower prices for spot market purchases (which allowed Sunbury to meet its firm contracts at a lower cost). The operation of the generation assets obtained in the June 2002 CH Resources acquisition and the startup of the Combined Locks Energy Center contributed to WPS Power Development's higher margin in 2002. A change in accounting for WPS Power Development's synthetic fuel operations also increased 2002 margins. As a result of the 2001 sale of a portion of WPS Power Development's synthetic fuel operations, WPS Power Development no longer consolidates these operations as a part of revenue and cost of sales. The remaining interest in the synthetic fuel operations is now accounted for under the equity method of accounting with such amounts recorded as a component of miscellaneous income.

WPS Power Development's Other Expenses/Income/Tax Credits

    Operating expenses at WPS Power Development increased $8.1 million in 2002 primarily due to maintenance and other expenses at the Sunbury generation plant, including costs related to a staff reduction that was announced November 7, 2002 and took effect in January 2003. Costs associated with the generation assets obtained in the CH Resources acquisition and operation of the Combined Locks Energy Center also contributed to increased operating expenses in 2002.

    Depreciation expense increased $3.1 million in 2002 due to additional plant assets at WPS Power Development, including the Combined Locks Energy Center and the assets obtained in the CH Resources acquisition. A nitrogen oxide reduction project at Sunbury also contributed to increased depreciation expense in 2002.

    WPS Power Development's miscellaneous income increased $24.9 million in 2002 primarily as the result of recognizing a pretax gain of $38.0 million (approximately $22.8 million after tax) related to the 2001 sale of part of WPS Power Development's synthetic fuel operations. WPS Power Development recognized a pretax gain of $2.2 million (approximately $1.3 million after tax) on the sale in the fourth quarter of 2001 and deferred the remaining portion of the gain pending satisfaction of certain contingencies, including the receipt of a private letter ruling from the Internal Revenue Service. The contingencies were satisfied in 2002 and the remaining gain was recognized. WPS Power Development also recognized royalties of $2.3 million in 2002 related to its synthetic fuel operations. Partially offsetting these factors were equity method losses for WPS Power Development's synthetic fuel operations.

    WPS Power Development recorded synthetic fuel tax credits of $23.3 million in 2002, an increase of approximately $1.8 million over 2001.

Overview of Holding Company and Other Operations

    Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a net loss of $5.0 million in 2002 compared with net income of $1.3 million in 2001. A net loss was experienced in 2002 primarily due to interest expense from financing to provide funds for subsidiary operations.

    Our asset management strategy resulted in pretax gains of $3.3 million in 2002 compared with pretax gains of approximately $17 million in 2001. WPS Resources' asset management strategy, which was initiated in 2001, is a five to seven-year plan intended to optimize shareholder return from the sale, development, or use of certain assets. In addition, earnings on equity investments were higher in 2002 compared with 2001 primarily due to our investment in American Transmission Company.

Tax Credits

    We used tax credits to the extent the tax law permits to reduce our current federal income tax liability, and the remaining credits increased our alternative minimum tax credit available for future years. Approximately $15 million of alternative minimum tax credits were carried over from 2002, which brings the cumulative credits being carried forward to approximately $36 million. Alternative minimum tax credits can be used in future years to reduce our regular tax liability, subject to various limitations. Based on a review of all known facts and circumstances, management has concluded that it is more likely than not that we will be able to use these credits in the future to reduce our federal income tax liability.

Weighted Average Shares

    The weighted average number of outstanding shares of WPS Resources' common stock increased 3.5 million shares during 2002. The increase was largely due to issuing 2.3 million additional shares through a public offering in the fourth quarter of 2001 and issuing 1.8 million shares in the merger of Wisconsin Fuel and Light into Wisconsin Public Service in the second quarter of 2001. Additional shares were also issued in 2002 under the Stock Investment Plan.

2001 Compared with 2000

WPS Resources Corporation Overview

    WPS Resources' 2001 and 2000 results of operations are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2001	2000	Change

Consolidated operating revenues	$2,675.5	$1,949.0	37%
Income available for common shareholders	$77.6	$67.0	16%
Basic earnings per share	$2.75	$2.53	9%
Diluted earnings per share	$2.74	$2.53	8%

    Consolidated operating revenues increased in 2001 due to sales volume growth for all business segments and higher natural gas prices in the first part of 2001. In addition, rate increases at Wisconsin Public Service contributed to increased revenues in 2001. The Public Service Commission of Wisconsin authorized a 5.4% increase in Wisconsin retail electric rates and a 1.5% increase in Wisconsin retail natural gas rates effective January 1, 2001.

    Increased profitability at our nonregulated segments offset a decrease in earnings at our electric and natural gas utility segments. Higher earnings resulted from a gain on the sale of hydro lands as part of our asset management strategy, increased natural gas and electric utility margins, increased electric and natural gas margins at WPS Energy Services, additional tax credits at WPS Power Development and a gain on the sale of a portion of WPS Power Development's investment in its synthetic fuel operations. Partially offsetting these factors were increased operating expenses at all segments and a lower margin at WPS Power Development.

Overview of Utility Operations

    Income available for common shareholders attributable to electric utility operations was $58.8 million in 2001 compared with $60.7 million in 2000. Income available for common shareholders attributable to gas utility operations was $8.9 million in 2001 and $11.6 million in 2000.

Electric Utility Margins

    Our consolidated electric utility margin increased $11.4 million, or 3%, in 2001 primarily due to a 5.4% Wisconsin retail electric rate increase at Wisconsin Public Service, which became effective on January 1, 2001, and higher sales volumes to most customer classes at Upper Peninsula Power and Wisconsin Public Service. Summer weather was 66% warmer in 2001 than in 2000, and 17% warmer than normal. Partially offsetting these factors was a 2% decrease in sales to large commercial and industrial customers at Wisconsin Public Service due to declining economic conditions.

    Affecting the electric utility margin was a change in the customer mix at Wisconsin Public Service in 2001. Sales to lower margin, non-firm customers increased more than sales to higher margin customers. The lack of new retail electric rates at Upper Peninsula Power also affected the margin negatively.

    Our consolidated fuel expense for production plants decreased $5.2 million, or 4%, in 2001 largely due to decreased production at Wisconsin Public Service's combustion turbine generation plants. Our consolidated purchased power expense, however, increased $24.4 million due to an increase in power purchases and a 19% increase in the cost per kilowatt-hour of power purchases made by Wisconsin Public Service in 2001 compared with 2000. Power purchases were 21% higher in 2001 due to warmer summer weather and the availability of economically priced energy. Also contributing to increased power purchases were a scheduled outage at Wisconsin Public Service's nuclear plant and an unscheduled outage at one of its fossil-fueled generation plants.

    Wisconsin Public Service's Kewaunee plant was off-line for a scheduled refueling and replacement of its steam generators which began in late September 2001. The Kewaunee plant returned to service in early December as scheduled. Wisconsin Public Service is a 59% owner of the Kewaunee plant. Wisconsin Public Service's Pulliam Unit 7 was off-line for unscheduled repairs in the fourth quarter of 2001 and returned to service in February 2002. Wisconsin Public Service chose to take advantage of purchased power during these outages because of economically favorable pricing.

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

Gas Utility Margins

    Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.

    The gas utility margin at Wisconsin Public Service increased $12.0 million, or 15%, in 2001. This increase was due to a 1.5% increase in Wisconsin retail natural gas rates effective January 1, 2001, and a 6% increase in overall natural gas throughput volumes. Increased gas throughput volumes were largely the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in the second quarter of 2001. Gas throughput volumes to large commercial and industrial customers, however, decreased 9% as a result of customers switching to the gas transport customer class and declining economic conditions. Gas throughput volumes to gas transport customers increased 15%. In addition, gas throughput volumes to interruptible customers decreased 6%. Gas throughput volumes were negatively affected by winter weather, which was 9% milder in 2001 than in 2000 and 8% milder than normal.

    Wisconsin Public Service's natural gas revenues increased $57.1 million, or 22%, as the result of an increase in the average unit cost of natural gas in the first half of 2001, increased throughput as a result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in the second quarter of 2001, and the 1.5% increase in Wisconsin retail gas rates.

    Wisconsin Public Service's natural gas purchase costs increased $45.1 million, or 24%, in 2001 largely due to a higher average unit cost of natural gas in the first half of 2001. The higher natural gas prices experienced earlier in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

    Utility operating expenses increased $36.3 million in 2001 largely due to increased transmission expenses associated with the transfer of assets to American Transmission Company, increased payments to the Wisconsin Department of Administration for energy conservation activities, increased maintenance costs at the Kewaunee plant during its refueling outage, and higher write-offs of uncollectible accounts.

    The Public Service Commission of Wisconsin allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $4.4 million for 2001, were recovered in 2002 Wisconsin retail rates.

    Lower earnings on the nuclear decommissioning fund contributed to a decrease in other income from utility operations in 2001. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were largely offset by decreased depreciation expense. An extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution also contributed to decreased depreciation expense.

    Interest expense increased due to the issuance of additional long-term debt by Wisconsin Public Service in August 2001.

Overview of Nonregulated Operations

    WPS Energy Services' net income increased to $6.4 million in 2001 compared with $1.7 million in 2000. WPS Power Development's net income increased to $2.3 million in 2001 compared with $0.9 million in 2000.

Overview of WPS Energy Services

    Revenues at WPS Energy Services grew to $1.6 billion in 2001 compared with $955.6 million in 2000, an increase of 67%. This increase was the result of additional natural gas and electric sales volumes coupled with a higher unit cost of natural gas in the first half of 2001. The higher unit cost of natural gas is also reflected in cost of sales, thus having no impact on margin. Income increased $4.7 million in 2001 due to increased sales and improved operations.

WPS Energy Services' Margins

    Nonregulated gas revenues at WPS Energy Services increased $486.8 million, or 53%, primarily as the result of sales volume growth and higher natural gas prices in the first half of 2001. The nonregulated gas margin increased $4.6 million, or 41%, in 2001 due to increased sales volumes and exiting from unprofitable market segments.

    Nonregulated electric revenues at WPS Energy Services increased $131.2 million, or 388%, in 2001. The nonregulated electric margin increased $10.3 million, or 234%, in 2001. Higher electric sales volumes in existing and newly-entered retail electric markets, increased electric wholesale activities, as well as impacts from marketing energy from WPS Power Development's Sunbury plant, contributed to these increases.

WPS Energy Services' Other Expenses

    Operating expenses at WPS Energy Services increased $8.5 million in 2001 largely due to costs associated with business expansion and higher bad debt expense.

Overview of WPS Power Development

    Revenues at WPS Power Development increased $13.4 million, or 10%, in 2001 primarily due to higher revenues from its steam operations of $7.1 million and higher revenues at its Sunbury generation plant of $7.0 million. WPS Power Development's income was $2.3 million in 2001 compared with $0.9 million in 2000. Additional tax credits of approximately $4 million from its synthetic fuel operation was the primary factor in WPS Power Development's increased income in 2001.

WPS Power Development's Margin

    WPS Power Development experienced a decrease of $2.0 million in its margin in 2001. The primary factors in this decrease were a $2.8 million margin decrease at Sunbury due to higher fuel costs as a result of purchasing coal at current market prices, and higher costs of replacement power during outages. WPS Power Development recovered a portion of the fuel cost increase through settlement with its coal supplier. The Sunbury margin decrease was partially offset by higher margins at the Westwood generation plant, which was acquired in September 2000.

WPS Power Development's Other Expenses/Income/Tax Credits

    Operating expenses at WPS Power Development increased $4.5 million in 2001 primarily due to costs associated with operations at the Westwood plant, higher payroll expenses, and increased development costs for potential new projects.

    Miscellaneous income increased $1.8 million in 2001 primarily due to recognizing a pretax gain of $2.2 million (approximately $1.3 million after tax) related to the 2001 sale of a portion of WPS Power Development's synthetic fuel operations.

    WPS Power Development recorded synthetic fuel tax credits of $21.5 million in 2001, an increase of approximately $4 million over 2000.

Overview of Holding Company and Other Operations

    Holding Company and Other operations experienced net income of $1.3 million in 2001 compared with a net loss of $7.9 million in 2000.

    Miscellaneous nonutility income included pretax gains of approximately $17 million including a pretax gain of $13.1 million on the sale of hydro lands at Wisconsin Public Service in December 2001. The sale of these hydro lands was a significant transaction in a five to seven-year asset management strategy to optimize shareholder return from the sale, development, or use of certain assets. In addition, earnings on equity investments were higher in 2001 compared with 2000 primarily due to our investment in American Transmission Company.

    Interest expense increased due to additional short-term borrowing at WPS Resources for working capital needs in the first half of 2001.

Tax Credits

    We used tax credits to the extent the tax law permits to reduce our current federal income tax liability, and the remainder increased our alternative minimum tax credit available for future years. Approximately $10 million of alternative minimum tax credits where carried over from 2001, which brought the cumulative credits being carried forward to approximately $21 million at the end of 2001.

BALANCE SHEET - WPS RESOURCES

2002 Compared With 2001

    Customer and other receivables increased $45.3 million in 2002 and accrued unbilled revenues increased $49.4 million in 2002, both as the result of increased sales volumes at Wisconsin Public Service and WPS Energy Services due to colder weather and customer growth. Wisconsin retail rate increases at Wisconsin Public Service also contributed to these higher balances.

    Current assets from risk management activities increased $70.6 million in 2002 and current liabilities from risk management activities increased $149.6 million. Long-term assets from risk management activities decreased $16.1 million in 2002 and long-term liabilities from risk management activities decreased $36.0 million. These variances were largely due to changes in forward prices and increased volumes.

    Property, plant, and equipment increased $146.6 million due to additional plant assets at Wisconsin Public Service, including construction of portions of the Pulliam combustion turbine and the Wausau to Duluth transmission line, and additional plant assets at WPS Power Development, including the assets obtained in the CH Resources acquisition and capital expenditures at the Sunbury generation plant.

    Accounts payable increased $117.4 million in 2002 largely due to the $48.4 million payable as the result of Wisconsin Public Service's purchase of the De Pere Energy Center in December 2002. Increased natural gas purchases at Wisconsin Public Service and WPS Energy Services as the result of colder weather and customer growth also contributed to the higher accounts payable balance.

    Long-term debt increased $96.6 million in 2002 due to the issuance in the fourth quarter of 2002 of senior unsecured notes at WPS Resources and senior notes, which were secured by first mortgage bonds, at Wisconsin Public Service. Extinguishment of the capital lease obligation related to the De Pere Energy Center and the retirement of first mortgage bonds at Wisconsin Public Service partially offset these factors.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

Financing

    WPS Resources normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. We may periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We may seek nonrecourse financing for funding some nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

    WPS Resources and Wisconsin Public Service completed the syndication of revolving credit lines of $180 million and $100 million, respectively, during the third quarter of 2002.

    The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities Credit line syndication	A A-1 BBB+ -	Aa3 P-1 A1 Aa3
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa1 A1 P-1 Aa2

    The above ratings reflect a 2002 Standard & Poor's downgrade of WPS Resources' senior unsecured debt rating from A+ to A and the trust preferred securities rating from A to BBB+. At the same time, Standard & Poor's affirmed WPS Resources' commercial paper rating of A-1 and affirmed all of Wisconsin Public Service's previous ratings. We believe these ratings continue to be among the best in the energy industry, and they have allowed us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

    In 2002, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit plans. Equity increased $28.3 million in 2002 as a result of these plans. WPS Resources also repurchased $1.3 million of existing common stock for stock-based compensation plans in 2002.

    WPS Resources issued $100.0 million of 5.375% 10-year senior unsecured notes in November 2002. We used approximately $55 million of the net proceeds from the issuance of these notes to repay short-term debt incurred to provide equity capital to our subsidiaries and the remainder for other corporate purposes.

    Wisconsin Public Service issued $150.0 million of 4.875% 10-year senior notes in December 2002 under a shelf registration for the offering and sale of up to $300 million in long-term debt. The senior notes are secured by a pledge of first mortgage bonds and may become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds. Wisconsin Public Service used approximately $72 million of the net proceeds from the issuance of the senior notes to acquire the De Pere Energy Center and $69 million to retire short-term debt. The balance of the net proceeds was used for other corporate purposes. Wisconsin Public Service retired $50.0 million of 7.30% first mortgage bonds in October 2002. An additional $50.0 million of 6.80% first mortgage bonds were retired on February 1, 2003.

    WPS Resources may issue additional debt and/or common stock in 2003. The size of the debt and common stock issues is contingent on the level of future investment activity by our subsidiaries. Wisconsin Public Service expects to issue additional debt in 2003.

Regulatory

    On March 28, 2002, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin to modify its Wisconsin retail electric and natural gas rates for 2003 and 2004. In order to ensure reliable energy into the future and to recover increased costs, Wisconsin Public Service requested retail electric rate increases of 8.3% in 2003 and 4.9% in 2004 and retail natural gas rate increases of 2.7% in 2003 and 1.4% in 2004. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. On February 20, 2003, the Public Service Commission of Wisconsin ruled on the requested rate increase, including a 12.0% return on equity with no change in the capital structure. A final order is anticipated by mid March 2003.

    On December 20, 2002, the Michigan Public Service Commission approved an 8.95% increase in retail electric rates for customers of Upper Peninsula Power. The Commission granted an 11.4% return on equity.

    On February 6, 2003, Wisconsin Public Service filed an application with the Michigan Public Service Commission for new electric rates for its Michigan retail customers. Wisconsin Public Service requested a 9% increase in Michigan electric rates, its first request since 1986. Since it is uncertain as to when the Michigan Public Service Commission will review its request, Wisconsin Public Service also filed for a 5.8% interim rate increase. If approved, the interim rates will be in effect until final rates are approved.

    Wisconsin Public Service intends to file for an increase in wholesale electric rates with the Federal Energy Regulatory Commission in the first quarter of 2003. If the filing meets all the necessary criteria, new rates could be implemented, subject to refund, as early as sixty-one days after the initial filing. If the rate case is litigated to a conclusion, the process could take up to three years to complete.

Asset Sales, Acquisitions, and Construction

    On September 3, 2002, Wisconsin Public Service received a certificate of authority from the Public Service Commission of Wisconsin to construct an 83-megawatt combustion turbine unit at its Pulliam plant location. Construction of the unit, which is expected to cost approximately $39 million, should be complete in June 2003.

    On December 16, 2002, Wisconsin Public Service purchased the 180-megawatt De Pere Energy Center and terminated the related existing purchased power agreement. Wisconsin Public Service paid $72.0 million at the close of the transaction, with the remaining $48.4 million due in December 2003. As a result of this transaction, Wisconsin Public Service extinguished its capital lease obligation and entered into a purchased power agreement for up to 235 megawatts from a plant yet to be constructed. The new purchased power agreement is contingent on timely plant construction. Wisconsin Public Service expects to recover a substantial portion of the remaining payment in future customer rates.

    As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in late 2003 for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $700 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. The facility will be funded with internally generated funds, debt issues, and equity. WPS Resources may need to issue additional common stock to fund equity to Wisconsin Public Service.

    Effective June 1, 2002, WPS Power Development acquired CH Resources, Inc. from Central Hudson Energy Services, Inc. for $59.2 million.

    On November 1, 2002, WPS Energy Services acquired an existing book of retail gas business in Canada. Consideration for the purchase consists of an earn-out to the seller based on a percent of margin on the volume delivered during the two years ending October 31, 2004. The retail volumes of this book of business have the potential to equal WPS Energy Services' current retail gas volumes.

    WPS Energy Services was appointed manager of Quest Energy, LLC in November 2002. The appointment as manager, as well as other factors including the provision of substantial financial support, resulted in the consolidation of Quest's financial statements with those of WPS Resources at December 31, 2002. WPS Resources assigned the right to convert its interest bearing note and other indebtedness from Quest to equity to WPS Energy Services in January 2003 and on January 29, 2003, the conversion was exercised at which time Quest became a wholly-owned subsidiary of WPS Energy Services.

    In December 2001 Wisconsin Public Service sold approximately 5,700 acres of land on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources for $13.5 million. This sale was a significant transaction in WPS Resources' five to seven-year asset management strategy which was initiated in 2001. The agreement with the Department of Natural Resources includes two options, one exercisable in 2003 and the other in 2004, whereby the Department may acquire, at less than fair value, approximately 5,000 additional acres for $11.5 million if both options are exercised. The value associated with the difference between the option price and the fair value will be treated as a charitable contribution. As part of our asset management strategy, we sold additional assets in 2002 for gains of $3.3 million.

    On December 19, 2002, WPS Power Development sold a 30% interest in ECO Coal Pelletization #12, LLC, the company WPS Power Development owns which holds our interest in the synthetic fuel project. WPS Power Development received consideration of $3.0 million cash, as well as a fixed note and a variable note. Payments under the variable note are contingent upon the synthetic fuel production facility achieving specified levels of synthetic fuel production. In conjunction with the sale, WPS Power Development has agreed to make certain payments to a third party broker, consisting of an up-front payment of $1.5 million which was paid at the time of closing, and projected payments in 2003 and 2004 of approximately $1.9 million per year. At December 31, 2002, a deferred gain of $11.6 million was reflected on WPS Power Development's balance sheet. This deferred gain represents the present value of future payments under the fixed note and the up-front cash payments net of transaction costs. It does not include an amount for the variable note which is contingent upon the synthetic fuel production allocation. WPS Power Development anticipates recognizing cumulative pretax income of approximately $36 million over the period from 2003 to 2007 as a result of this transaction, assuming all contingencies are satisfied.

Sunbury Generation Plant

    As a result of market conditions, the Sunbury generation plant has not met our projected near-term financial performance levels. WPS Power Development expects to contribute up to $12 million of additional capital to Sunbury Generation, LLC for operational needs in 2003. This amount is in addition to the $24.1 million that WPS Resources and WPS Power Development infused into Sunbury Generation in 2002, primarily for the project to reduce nitrogen oxide emissions from the plant. The nitrogen oxide reduction project was anticipated when the plant was acquired. We initially projected that Sunbury Generation would generate sufficient cash flow in 2002 for operations, with the exception of capital expenditures, but market conditions in which Sunbury Generation participates have degraded for capacity. Although Sunbury's operating performance is now nearing industry standards for equivalent availability, market conditions continue to be depressed. If present market conditions persist, additional capital may be needed in 2004 for operational needs. In an effort to mitigate the impact of these market conditions, we have initiated several cost control measures at Sunbury Generation, including a reduction in the work force at Sunbury effective January 2003. See discussion of critical accounting policies for additional information.

Combined Locks Energy Center

    WPS Power Development temporarily removed the Combined Locks Energy Center from operation in August 2002 due to emission compliance testing results. WPS Power Development successfully retested the unit in December 2002. The unit was returned to service in December 2002. Fines or penalties associated with this event, if any, are not expected to be material.

WPS Energy Services Aggregation Program

    WPS Energy Services has a delinquent receivables balance of $2.1 million as a result of rules related to the former hierarchy of application for customer payments in the Ohio electric aggregation program. This resulted in the customer remittances being applied first to the customer's current and past due balances with the utility and then to the customer's current and past due balance with WPS Energy Services. WPS Energy Services has established an allowance for doubtful accounts of $1.9 million related to these delinquent receivables, resulting in a bad debt expense ratio which is considerably in excess of the ratio experienced by the serving utility. WPS Energy Services continues to experience bad debt in the program, but at a reduced rate as a result of consistently dropping delinquent customers from the program. The Public Utility Commission of Ohio has proposed a payment hierarchy which is more equitable to the energy marketers. The proposed payment hierarchy would help to reduce the level of delinquent receivables at WPS Energy Services. WPS Energy Services filed a complaint and requested a hearing with the Public Utility Commission of Ohio to enforce a purchase of receivables provision that affects the aggregation program and on December 12, 2002, the Ohio Commission issued a ruling which would minimize the amount of exposure to delinquent receivables going forward through an interim purchase rate of 96% for service rendered after the customers' first scheduled meter read in 2003. We expect that this rate will be adjusted retroactively once a permanent settlement is reached. In the absence of a favorable settlement, WPS Energy Services will evaluate its participation in the Ohio aggregation program once the current product price commitments expire. WPS Energy Services believes the reserve for delinquent receivables it has created is adequate.

Basic Generation Service Auction

    On February 3, 2003, WPS Energy Services participated in a basic generation service auction conducted by the four regulated electric distribution companies in New Jersey. The auction allowed third party suppliers to bid for the right to serve a fixed percentage of the electric distribution companies' basic generation service load. WPS Energy Services was awarded 700 megawatts of fixed price load and 250 megawatts of hourly priced load. The hourly priced load will be supplied from WPS Power Development's Sunbury generation plant. Contracts have been executed with third party generation suppliers to provide energy for the fixed price load. The supply contracts mirror WPS Energy Services' sales contracts to the electric distribution companies, providing effectively hedged transactions. Service to the New Jersey electric distribution companies begins August 1, 2003 and ends May 31, 2004.  WPS Energy Services' sales awarded under the basic generation service auction are to the regulated electric distribution companies, not to retail customers, thus eliminating direct retail customer credit risk.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - WPS RESOURCES

    The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of December 31, 2002 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years

Long-term debt principal and interest payments	$1,286.9	$ 118.9	$175.0	$102.4	$ 890.6
Operating leases	9.2	3.2	4.4	0.5	1.1
Unconditional purchase obligations	1,752.5	960.4	484.6	97.7	209.8
Total contractual cash obligations	$3,048.6	$1,082.5	$664.0	$200.6	$1,101.5

    Long-term debt principal and interest payments represent bonds, notes, and loans held by WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet.

    Unconditional purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. The energy supply contracts at WPS Energy Services have offsetting energy sale contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

    As part of normal business, WPS Resources and its subsidiaries enter into various guaranties providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guaranties are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

    The guaranties issued by WPS Resources include intercompany guaranties between parents and their subsidiaries, which are eliminated in consolidation, and guaranties of the company's own performance. As such, all of WPS Resources' guaranties are excluded from the recognition, measurement, and disclosure requirements of Financial Accounting Standards Board Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

    At December 31, 2002 and December 31, 2001, outstanding guaranties totaled $655.8 million and $518.4 million, respectively, as follows:
WPS Resources' Outstanding Guaranties (Millions)	December 31, 2002	December 31, 2001
Guaranties of subsidiary debt	$ 38.8	$ 39.1
Guaranties supporting commodity transactions of subsidiaries	584.3	415.2
Standby letters of credit	22.7	18.4
Surety bonds	6.4	42.4
Other guaranties	3.6	3.3
Total guaranties	$655.8	$518.4

WPS Resources' Outstanding Guaranties (Million)	Total Amounts Committed At December 31, 2002

Commitments Expiring		Less than 1year	1 to 3 years	4 to 5 years	Over 5 years

Guaranties of subsidiary debt	$ 38.8	$ 11.6	$ -	$ -	$27.2
Guaranties supporting commodity transactions of subsidiaries	584.3	437.8	135.5	2.9	8.1
Standby letters of credit	22.7	16.1	-	6.5	0.1
Surety bonds	6.4	0.5	0.1	0.1	5.7
Other guaranties	3.6	0.9	-	2.7	-
Total guaranties	$655.8	$466.9	$135.6	$12.2	$41.1

    At December 31, 2002, WPS Resources held $38.8 million in corporate guaranties supporting indebtedness. Of that total, $38.6 million supports outstanding debt at two WPS Power Development's subsidiaries. The underlying debt related to these guaranties is reflected in the consolidated balance sheet.

    The WPS Resources Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $900 million to support the business operations of WPS Energy Services. WPS Resources primarily issues the guaranties to counterparties in the wholesale electric and natural gas marketplace to meet the counter-parties' requirements and permit WPS Energy Services to operate within these markets. The amount of guaranties actually issued by WPS Resources to support the business operations at WPS Energy Services at December 31, 2002 was $506.1 million. The amount supported is dependent on the amount of outstanding business WPS Energy Services actually has with the counterparties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

    The WPS Resources Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. At December 31, 2002 WPS Resources issued $29.4 million in corporate guaranties to support the business operation of WPS Power Development, which are reflected in the above table. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements and counter-parties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. WPS Resources reflects WPS Power Development's obligations supported by these parental guaranties on its consolidated balance sheet as either accounts payable or other liabilities.

    The remaining $48.8 million of corporate guaranties consist of a $48.4 million guaranty reflected on Wisconsin Public Service's balance sheet supporting the termination agreement related to the acquisition of the De Pere Energy Center and $0.4 million of guaranties supporting operations at WPS Resources' smaller subsidiaries.

    WPS Resources issued $22.7 million in standby letters of credit to financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

    At December 31, 2002, WPS Resources purchased $4.7 million of surety bonds from the Commonwealth of Pennsylvania for waste management and disposal largely related to our WPS Power Development operations in that state. The remaining $1.7 million of surety bonds were purchased for various purposes including worker compensation coverage and obtaining various licenses, permits and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

    Other guaranties of $3.6 million listed on the above table include guaranties of subsidiary indebtedness that is available to the subsidiary but not outstanding as of December 31, 2002. Since this amount is not outstanding at the end of the year, it is not reflected on the consolidated balance sheet.

    Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $736 million in the aggregate for the 2003 through 2005 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Significant anticipated expenditures during this three year period include:
  construction of generation facilities - $193 million
  automated meter reading - $60 million
  corporate services infrastructure - $49 million
  nuclear fuel - $34 million
  corporate software systems and hardware - $30 million
  security - $19 million
  nuclear reactor vessel head - $12 million
  combustion turbine - $10 million

    Other capital requirements for the three-year period include a contribution of $7.8 million to the Kewaunee plant's decommissioning trust fund.

    Upper Peninsula Power is expected to incur construction expenditures of about $39 million in the aggregate for the period 2003 through 2005, primarily for electric distribution improvements and repairs and safety measures at hydro facilities.

    Significant capital expenditures identified at WPS Power Development for 2003 through 2005 include $12 million at the Sunbury facility, including $3.1 million for handling nitrogen oxide emissions at the Sunbury facility. Other capital expenditures for WPS Power Development for 2003 through 2005 could be significant depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Power Development may seek nonrecourse financing for a portion of the cost of these acquisitions.

    Capital expenditures identified at WPS Energy Services for 2003 through 2005 include $1.7 million for software and systems upgrades.

    Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin to Duluth, Minnesota transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.

    Under an agreement recently reached with American Transmission Company, which will own and operate the completed line, Wisconsin Public Service will be reimbursed for its project costs to date, approximately $18.5 million, following approval of the agreement by the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission. Under the agreement, American Transmission Company will assume primary responsibility for the overall management of the project. Wisconsin Public Service will continue to be responsible for obtaining property rights necessary for the project and construction of the project. WPS Resources will fund 50% of future project costs and receive additional equity in American Transmission Company. For the period 2003 through 2005, we expect to make capital contributions of up to $80 million for our portion of the Wausau to Duluth transmission line. Additional contributions will be required through 2008 to complete the transmission line. WPS Resources may terminate its funding obligation if total project costs exceed the revised estimate of $396 million announced by American Transmission Company on November 11, 2002. This updated cost estimate reflects additional costs to the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs.

    The applicants filed petitions with the Public Service Commission of Wisconsin for approval to transfer primary responsibility for the project to American Transmission Company and the revised cost estimate. We anticipate receiving approval of the agreement transferring primary responsibility for the project to American Transmission Company some time in 2003. We also anticipate receiving approval of project continuation with new cost estimates in 2003. Completion of the line is expected in 2008.

TRADING ACTIVITIES - WPS RESOURCES

    WPS Energy Services currently measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using both quoted market prices and modeling techniques. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange which includes spreads, contracts, and options. Basis natural gas pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management during the 12 months ended December 31, 2002.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2002	$25.4	$ 6.3	$31.7
Less contracts realized or settled during period	13.0	1.0	14.0
Plus fair value of new contracts entered into during period	8.8	2.2	11.0
Changes in fair value attributable to changes in valuation techniques and assumptions	0.2	(0.3)	(0.1)
Other changes in fair value	(28.5)	3.8	(24.7)
Fair value of contracts outstanding at December 31, 2002	$ (7.1)	$11.0	$ 3.9

    The fair value of contracts at January 1, 2002 and December 31, 2002, reflect the values reported on the balance sheet for net mark-to-market assets and liabilities as of those dates. Contracts realized or settled include the value of contracts in existence at January 1, 2002 that were no longer included in the net mark-to-market assets as of December 31, 2002. Mark-to-market gains and losses related to contracts, that were entered into subsequent to January 1, 2002, and are still included in WPS Energy Services' portfolio at December 31, 2002, are included in the fair value of new contracts entered into during the period. These amounts include amounts paid for the purchase of energy contracts and the mark-to-market gain or loss at the inception of these contracts. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. Although WPS Energy Services strives to maintain a balanced book of back-to-back transactions, any ineffectiveness from its risk management activity for 2002 has been included under "fair value of new contracts entered into during period" in the table above. The "Other changes in fair value" line in the table primarily represents the change in the fair value of gas storage contracts from January 1, 2002 and December 31, 2002, the acquisition of a retail gas portfolio in Canada, and the accounting consolidation of the Quest electric portfolio. In compliance with generally accepted accounting principles, WPS Energy Services adjusts the value of natural gas storage at the end of each reporting period to fair value. The January 1, 2002 amount has been revised to include the adjustment to fair value of the natural gas storage.

    In October 2002, the Emerging Issues Task Force Issue 02-03 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," rescinded Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which required energy trading contacts to be accounted for at fair value. The rescission was effective immediately for new contracts entered into after October 25, 2002. WPS Energy Services accounted for those energy trading contracts which existed at October 25, 2002 at fair value at December 31, 2002.
WPS Energy Services, Inc. Contract Aging at Fair Value
Source of Fair Value (Millions)	Maturity less than 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted	$(24.9)	$(0.3)	-	-	$(25.2)
Prices provided by external sources	15.8	(0.9)	-	-	14.9
Prices based on models and other valuation methods	9.1	5.1	-	-	14.2
Total fair value	-	$ 3.9	-	-	$ 3.9

    Prices actively quoted includes NYMEX contracts. Prices provided by external sources includes basis swaps and over-the-counter contracts. Prices based on models and other valuation methods includes some retail natural gas and electric contracts due to the volume optionality that exists in those contracts. We derive the pricing for all contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

    In May 2002, the Securities and Exchange Commission issued proposed rules regarding the identification and disclosure of accounting estimates a company makes in applying its accounting policies and the disclosure of initial adoption by a company of an accounting policy that has a material impact on its financial presentation. Under the first part of the proposal, a company would have to identify the accounting estimates reflected in its financial statements that required it to make assumptions about matters that were highly uncertain at the time of estimation. Disclosures about those estimates would then be required if different estimates that the company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

    The Securities and Exchange Commission accepted comments on the proposed rules through July 19, 2002 and has not made any final decisions since that time. In anticipation of at least parts of this proposed rule being made final, we have identified the following accounting policies to be critical to the understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.

Price Risk Activities

    The fair values of commodity and trading contracts recorded for WPS Resources under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," are based on estimates that are critical to our financial statements. Fair value is determined using internal models, third party quotes or a combination of the two methods. Changes in the expected energy and gas market prices could cause variability to the fair values of the derivatives. Such changes would be reflected on the balance sheets, statements of income, and/or as a component of other comprehensive income.

    As a component of the fair value determination, WPS Energy Services maintains reserves to account for the estimated costs of servicing and holding certain of its contracts, the reserves are based on estimates of administrative costs, credit/counter party risk, and servicing margin with both fixed and variable components. Variability can occur if fundamental changes in service cost or risk require an adjustment to the reserve components. The estimates were derived from historical data.

    The following table shows the effect of changing both the administrative costs and credit/counter party risk assumptions.

Change in assumption	Effect to operating reserve
100% increase	$2.3 million
50% decrease	$(1.2) million

    These potential changes to the operating reserve would be shown as part of the Nonregulated cost of fuel, gas and purchased power on the Consolidated Statements of Income and Liabilities from risk management activities on the Consolidated Balance Sheets.

Acquisitions

    The methodology that WPS Resources uses to account for WPS Power Development's acquisitions employs a number of steps; the first relates to the allocation of the initial purchase price. An independent appraiser is retained to allocate the purchase price to the various assets and liabilities, if any, acquired in the acquisition using Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as guidance. The appraiser uses a combination of the following three methodologies to calculate fair market value:
  replacement cost,
  discounted cash flows, and
  recent sales of similar assets in the specific geographic region.

    WPS Power Development management reviews these calculations.

    Once the purchase price has been allocated to the various asset classes, engineers from WPS Power Development assist in the assignment of depreciation lives for the various assets acquired. Industry standards, physical condition, and company experience with various assets are used as a basis for developing the respective depreciation lives. A significant change in these estimates would impact reported income, either higher or lower depending on the change to the depreciable life, as well as impacting the carrying value of these assets on the balance sheet.

Asset Impairment

    WPS Resources annually reviews its assets for impairment. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and Statement No. 142, "Goodwill and Other Intangible Assets," are the basis for these analyses.

    The review for impairment of tangible assets is more critical to WPS Power Development than to our other segments because of its significant investment in property, plant, and equipment and lack of access to regulatory relief that is available to our regulated segments. We believe that the accounting estimate related to asset impairment of power plants is a "critical accounting estimate" because: (1) the estimate is susceptible to change from period to period because it requires company management to make assumptions about market sales pricing, production costs, and generation volumes and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet and the net loss on our income statement could be material. Management's assumptions about future market sales prices and generation volumes require significant judgment because actual market sales prices and generation volumes have fluctuated in the past as a result of changing fuel costs, environmental changes, and required plant maintenance and are expected to continue to do so in the future.

    The primary estimates used at WPS Power Development in this process are future revenue streams and operating costs. A combination of input from both internal and external sources is used to project revenue streams. WPS Power Development's operations group projects future operating costs with input from external sources for fuel costs and forward energy prices. These estimates are modeled over the projected remaining life of the power plants using the model defined in Statement No. 144. WPS Power Development evaluates property, plant, and equipment for impairment whenever indicators of impairment exist. Statement 144 requires that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

    WPS Power Development owns nine power plants. Six power plants, including the Sunbury generating plant, were reviewed for impairment as of September 30, 2002. We determined that the sum of the undiscounted expected future cash flows from the property, plant, and equipment as of September 30, 2002, exceeded the carrying value of those assets.

    The Sunbury generating plant represents 6.7% of WPS Resources' Property, plant, and equipment. At September 30, 2002, the estimate of future cash flows, on an undiscounted basis, was greater than the $108.7 million carrying value of the Sunbury generating plant. Any increases in estimated future cash flows would have no impact on the carrying value of the Sunbury generating plant. An increase of 20% in fuel expenses or a 20% increase in operating expenses would result in decreased future cash flows, but would also have no impact on the carrying value of the Sunbury generating plant. In contrast, a decrease of 20% in revenue rates would reduce the estimate of future cash flows to less than the carrying value of the Sunbury generating plant. In that case, an impairment loss would be recognized that would have reduced WPS Resources' Total assets at December 31, 2002 by 3.4% and decreased Income before taxes for the year by 31.8%.

    The merger of Wisconsin Fuel and Light into Wisconsin Public Service in 2001 resulted in Wisconsin Public Service recording goodwill related to its gas utility segment. The goodwill is tested for impairment yearly based on the guidance of Statement No. 142. The test for impairment includes assumptions about future profitability of the gas utility segment and the correlation between our gas utility segment and published projections for other similar gas utility segments. A significant change in the gas utility market and/or our projections of future profitability could result in a loss being recorded on the income statement related to a decrease in the goodwill asset, as a result of the impairment test.

Accruals

    Our regulated gas and electric utilities and WPS Energy Services accrue estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales, and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations. Any difference between actual sales and the estimates or weather factors would cause a change in the estimated revenue.

    WPS Resources reserves for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet. Due to the nature of the nonregulated energy marketing business having higher credit risk, the reserve is more critical to WPS Energy Services than to our other segments. At WPS Energy Services, the reserve is based on historical uncollectible experience and specific customer identification where practical. If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to the expense and uncollectible reserve balance.

Accruals for Pension and Postretirement Benefits

    The costs of providing non-contributory defined pension benefits and other postretirement benefits described in Note 16 to the Consolidated Financial Statements, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

    Pension costs, for example, are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plan, and earnings on plan assets. Changes made to the plan provisions may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

    Other postretirement benefit costs, for example, are impacted by actual employee demographics (including age and compensation levels), the level of contributions we make to the plans, earnings on plan assets, and health care cost trends. Changes made to the plan provisions may also impact current and future other postretirement benefit costs. Other postretirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, health care cost trend rates, and the discount rates used in determining the postretirement benefit obligation and postretirement costs.

    WPS Resources' pension plan assets and other postretirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs. Changes in assumptions regarding current discount rates, health care cost trend rates, and expected rates of return on plan assets could also increase or decrease recorded other postretirement benefit costs. Management believes that such changes in costs would be recovered at our regulated segments through the ratemaking process.

    The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. The chart below reflects an increase or decrease in the percentage for each assumption, and how each change would impact the projected benefit obligation, our reported prepaid pension asset on the balance sheet, and our reported annual pension cost on the income statement as they relate to our two large qualified pension plans. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Change in Assumption	Impact on Projected Benefit Obligation	Impact on Prepaid Pension Asset	Impact on Pension Cost
Discount rate	(0.5)%	$31.9	$(1.4)	$ 1.4
Discount rate	0.5%	(28.9)	1.3	(1.3)
Rate of return on plan assets	(0.5)%	N/A	(2.7)	2.7
Rate of return on plan assets	0.5%	N/A	2.7	(2.7)

    The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. The chart below reflects an increase or decrease in the percentage for each assumption, and how each change would impact the projected other postretirement benefit obligation, our reported other postretirement benefit liability on the balance sheet, and our reported annual other postretirement benefit cost on the income statement. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on Postretirement Benefit Liability	Impact on Postretirement Benefit Cost
Discount rate	(0.5)%	$18.2	$1.5	$1.5
Discount rate	0.5%	(16.6)	(0.8)	(0.8)
Health care cost trend rate	(1.0)%	(32.5)	(3.0)	(3.0)
Health care cost trend rate	1.0%	41.2	5.0	5.0
Rate of return on plan assets	(0.5)%	N/A	0.6	0.6
Rate of return on plan assets	0.5%	N/A	(0.6)	(0.6)

    In selecting an assumed discount rate, we consider long-term Corporate Aa rated bond yield rates. In selecting an assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan. The market value of WPS Resources' plan assets was affected by sharp declines in equity markets since the third quarter of 2000.

    For the past three years, pension plan assets earned $41.2 million in 2000 and lost $13.7 million and $47.8 million in 2001 and 2002, respectively. As a result of our plan asset return experience and the declining interest rate environment, we could be required in some future period to recognize an additional minimum liability as prescribed by Statement No. 87. The liability would be recorded as an intangible asset and a possible reduction to common equity through a charge to Other comprehensive income. The charge to Other comprehensive income would be restored through common equity in future periods to the extent fair value of trust assets exceeded the accumulated benefit obligation. Also, pension cost and cash funding requirements could increase in future years without improved asset returns.

    For the past three years, other postretirement benefit plan assets earned $7.9 million in 2000 and lost $4.4 million and $14.8 million in 2001 and 2002, respectively. In selecting assumed health care cost trend rates, we consider past performance and forecasts of health care costs. WPS Resources adjusted its health care cost trend rates upwards each of the last two years in an attempt to keep our health care cost trend rates in line with the rapidly increasing health care costs the country and WPS Resources have faced. Also, other postretirement benefit cost and cash funding could increase in future years without improved asset returns.

Regulatory Accounting

    The electric and gas utility segments of WPS Resources follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and regulatory liabilities. Future recovery of deferred expenses recorded as regulatory assets is not assured, but is subject to review by regulators in a rate proceeding for prudence and reasonableness. Management regularly assesses whether these regulatory assets are probable of future recovery by considering factors such as regulatory environment changes and the status of any pending or potential deregulation legislation. Once approved, we recognize these deferred expenses in income over the rate recovery period. If not approved, these deferred expenses would be recognized in income in the then current period.

    If our electric and gas utility segments no longer meet the criteria for applying Statement No. 71, we would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs. A write-off of all WPS Resources' regulatory assets and regulatory liabilities at December 31, 2002 would result in a 3.5% decrease in Total assets, a 1.5% decrease in Total liabilities and shareholders' equity, and a 44.6% decrease in Income before taxes.

Tax Provision

    Estimates of current and future year taxable income are used to determine the estimated period ended income tax provision, including determining the estimated current and future tax benefit of federal and state tax credits produced in the period. The income tax provision also includes an estimate of the future tax benefit related to state net operating loss carryovers. Determination of current year taxable income and the ability to utilize tax credits and net operating loss carryovers will not be settled until several years after the close of the tax year. Estimates of future year taxable income reflect management's current understanding of the economics related to projected operations and markets. Changes in either estimate of taxable income could cause a significant change in management's estimated income tax provision.

RELATED PARTY TRANSACTIONS - WPS RESOURCES

    WPS Resources has investments in related parties which are accounted for under the equity method of accounting. These include the investment at WPS Investment, LLC, a consolidated subsidiary of Wisconsin Public Service, in American Transmission Company LLC and Wisconsin Public Service's investment in Wisconsin River Power Company.

    Wisconsin Public Service recorded revenues from American Transmission of $12.9 million in 2002 and $11.3 million in 2001. Wisconsin Public Service recorded transmission expenses from American Transmission of $21.4 million in 2002 and $31.0 million in 2001. Upper Peninsula Power recorded revenues from American Transmission of $5.8 million in 2002 and $2.7 million in 2001. Upper Peninsula Power recorded transmission expenses from American Transmission of $3.4 million in 2002 and $3.3 million in 2001.

    Wisconsin Public Service recorded revenues from Wisconsin River Power of $2.5 million in 2002 and $1.7 million in 2001. Wisconsin Public Service recorded power purchases from Wisconsin River Power of $2.1 million in 2002 and $1.7 million in 2001.

TRENDS - WPS RESOURCES

Environmental

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

    Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites, two of which were previously owned by Wisconsin Fuel and Light. Wisconsin Public Service anticipates that work will commence on the land portion of the Green Bay site in 2003. Costs of previous cleanups were within the range expected for these sites.

    The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. This plan affects Edgewater Unit 4, of which Wisconsin Public Service owns 31.8%. A compliance plan for this unit includes a combination of combustion optimization and emission trading at a cost to Wisconsin Public Service of about $5 million. About 70% of the project has been completed. In addition, Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.

    Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

    The Wisconsin Department of Natural Resources initiated a rulemaking effort aimed at the control of mercury emissions. Wisconsin Public Service estimates that it could cost $105 million per year for it to achieve the proposed mercury emission reductions of 90% phased in over 15 years.

Energy and Capacity Prices

    Prices for electric energy and capacity have been extremely volatile over the past two years. WPS Resources' nonregulated entities are impacted by this volatility which has been driven by the exit of many of the largest speculative traders, the slow-down in the economy, and significant overbuilding of generation capacity.

    Although electric energy prices are currently favorable due to high natural gas prices, we expect that electric capacity prices will continue to be depressed for several years. Pressure on capacity prices will continue until existing reserve margins are depleted either by load growth or capacity retirements. WPS Power Development is impacted by pricing exhibited in the external marketplace but attempts to manage its assets with a combination of long and short-term contracts. WPS Power Development attempts to execute bilateral contracts for a longer term and actively participates in real-time markets for the short-term. WPS Energy Services is not as affected by pricing pressures as it structures its deals with back-to-back transactions which hedge pricing changes.

Credit Risk

    Companies participating in energy commodity markets face significant credit risk. Credit risk represents the potential loss should a counter party fail to perform under its contractual obligation. Credit assurance is often required when WPS Energy Services enters into a transaction that creates a future obligation to a counter party. WPS Energy Services currently satisfies credit assurance through parental guaranties from WPS Resources.

    WPS Energy Services reduces the need for credit assurance through netting agreements. These netting agreements allow WPS Energy Services and the counter party to net their respective positions with each other, with only the party in the net owe position remitting payment to the other party. Another method of reducing the need for credit assurance is to employ multilateral netting through a credit clearing house. By clearing transactions through a credit clearing house, only net credit positions are required to be posted. The energy commodity industry views credit clearing as the preferred solution to the current credit environment which has barred many entities from participating in energy markets.

    WPS Energy Services extends credit to certain customers without specific assurances, such as parental guaranties. WPS Energy Services has stringent credit standards for its retail customers and also extends limited trade credit to wholesale market participants based on the credit rating of the entity.

Industry Restructuring

    The energy industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressure on electric and natural gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may reduce future utility earnings from retail electric and natural gas sales. The future of deregulation in the utility industry and its impact on our future is uncertain. At the present time, Wisconsin has not adopted legislation or regulations that would allow customers to choose their electric supplier. All Michigan electric customers were able to choose their electric generation suppliers beginning January 1, 2002 as a result of the Customer Choice Act. At this time, no customers have chosen an alternative electric supplier and no alternative electric suppliers have offered to serve any customers in Michigan's Upper Peninsula.

    To the extent competitive pressures increase and the pricing and sale of electricity assumes more of the characteristics of a commodity business, the economics of our business may come under increasing pressure. In addition, regulatory changes may increase access to electric transmission grids by utility and nonutility purchasers and sellers of electricity, thus potentially resulting in a significant number of additional competitors in wholesale power generation.

    In 2002, the Federal Energy Regulatory Commission issued a Notice of Proposed Rule Making proposing a standard wholesale electric market design. It is expected to take several years to implement and perfect the standard market design.

New Accounting Standards

    WPS Resources adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. Statement No. 143 requires legal asset retirement obligations to be recognized at fair value in the period incurred. Upon initial recognition of the asset retirement liability, the cost of the asset retirement is capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. The liability is then accreted over time by applying the interest method of allocation to the liability.

    Following Statement No. 143, Wisconsin Public Service identified the final decommissioning of its Kewaunee plant as a legal retirement obligation and recorded a liability of approximately $326 million as of January 1, 2003. Amounts related to nuclear decommissioning previously recorded in accumulated depreciation (approximately $291 million) were reclassified to the asset retirement obligation liability. Wisconsin Public Service did not have any cumulative effect of adopting the new statement to recognize in net income.

    WPS Power Development identified closure of an ash basin at the Sunbury generation plant as an asset retirement obligation. WPS Power Development recognized an asset retirement obligation liability of $2.0 million on January 1, 2003 and a negative after-tax cumulative effect of adopting the new statement of $0.3 million to net income.

    The Emerging Issues Task Force Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," requires revenues related to derivative instruments classified as trading to be reported net of related cost of sales both prospectively and retroactively. Under Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," WPS Energy Services classified all its activities as trading. Consistent with Issue 02-03, effective January 1, 2003, WPS Energy Services classifies those transactions that are speculative in nature to be trading activities. WPS Energy Services does not anticipate that the classification of revenues and cost of sales under Issue 02-03 will be significantly different than its historical presentation prior to implementation of Issue 02-03.

    The Emerging Issues Task Force rescinded Issue 98-10 thus precluding mark-to-market accounting for energy trading contracts that are not derivatives. At January 1, 2003, WPS Energy Services reevaluated contracts entered into on or prior to October 25, 2002 under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and recorded a positive after-tax cumulative effect of a change in accounting principle of approximately $3 million to net income.

Market Growth

    WPS Energy Services expects to continue expanding in the northeastern quadrant of the United States and adjacent portions of Canada. WPS Energy Services is continuing to maintain a balance of retail and wholesale natural gas and electric business, utilizing WPS Power Development's assets where applicable.

    The addition of the Canadian natural gas retail business to WPS Energy Services' portfolio and WPS Energy Services' geographical expansion into Canadian markets has contributed to the balance between its wholesale and retail segments.

    The integration of WPS Energy Services' marketing efforts and WPS Power Development's generation efforts in Maine continues to drive a large percentage of WPS Energy Services' retail electric margin. WPS Energy Services and WPS Power Development are also working together in developing and executing strategies to improve the profitability of our Pennsylvania generation plants and develop integrated market capabilities in New York.

Equity Markets

    Due to the sharp declines in the United States' equity markets since the third quarter of 2000, the value of the assets held in our pension, postretirement and nuclear decommissioning trusts decreased. As a result, additional contributions may be required in the future to meet our obligations to pay benefits, and to decommission the Kewaunee plant. Wisconsin Public Service anticipates that any additional contributions to decommission the Kewaunee plant would be recoverable through the ratemaking process. Likewise, additional expenses for pension and postretirement benefits related to regulated operations would likely be recovered in future rates.

IMPACT OF INFLATION - WPS RESOURCES

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

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

    Wisconsin Public Service Corporation is a regulated electric and natural gas utility. Electric operations accounted for approximately 69% of revenues in 2002, while gas operations contributed 31% to 2002 revenues.

2002 Compared with 2001

Wisconsin Public Service Corporation Overview

    Wisconsin Public Service's 2002 and 2001 results of operations are shown in the following table:
Wisconsin Public Service's Results (Millions)	2002	2001	Change

Operating revenues	$1,007.6	$932.3	8%
Earnings on common stock	83.1	80.6	3%

    Sales volume growth and Wisconsin retail rate increases contributed to increased revenues in 2002.

    Earnings from electric utility operations were $58.6 million in 2002 compared with $57.9 million in 2001. Earnings from gas utility operations were $18.4 million in 2002 compared with $8.9 million in 2001. A full year contribution from gas utility operations acquired in the spring of 2001, warmer than normal weather during the heating season in 2001, and a rate increase approved by regulators resulted in increased earnings from gas utility operations in 2002. Even with the 2002 rate increases approved by regulators, Wisconsin Public Service was unable to earn the full return approved by them.

    Utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order which was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. In late June 2002, Wisconsin Public Service received a final 2002 rate order which authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Electric Utility Margins

    Wisconsin Public Service's electric utility margin increased $81.8 million, or 21%, in 2002 primarily due to the Wisconsin retail electric rate increases.
Electric Utility Results (Millions)	2002	2001	2000

Revenues	$696.9	$610.7	$576.0
Fuel and purchased power	217.2	212.8	191.1
Margins	$479.7	$397.9	$384.9

Sales in kilowatt-hours	13,579.7	12,618.9	12,406.9

    Wisconsin Public Service's electric utility revenues increased $86.2 million, or 14%, in 2002 as the result of the electric rate increases and an 8% increase in overall electric sales volumes. Sales volumes were up 25% for lower margin, wholesale customers while sales to higher margin, residential customers increased 6% and sales to higher margin, commercial and industrial customers increased 3%. Summer weather was 7% warmer in 2002 than in 2001, and 23% warmer than normal.

    Increased fuel costs for power generation were partially offset by lower purchased power expenses. Wisconsin Public Service's fuel expense for generation plants increased $4.9 million, or 4%, in 2002. Wisconsin Public Service's purchased power expense, however, decreased $0.5 million, or 1%, in 2002. Overall generation from Wisconsin Public Service's plants increased 10% while purchased volumes decreased 3%. The change in the energy supply mix was largely due to the availability of less expensive power generation from the Kewaunee Nuclear Power Plant. Wisconsin Public Service increased its ownership interest in the Kewaunee plant to 59% in September 2001.

    The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Wisconsin Public Service did not submit any fuel filings in 2002.

Gas Utility Margins

    Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.
Wisconsin Public Service Corporation's Gas Utility Results (Millions)	2002	2001	2000

Revenues	$310.7	$321.6	$264.5
Purchase costs	198.6	230.2	185.1
Margins	$112.1	$ 91.4	$ 79.4

Throughput in therms	845.4	742.7	701.1

    An increase in overall natural gas throughput volumes of 14% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $20.7 million, or 23%, in 2002. Increased overall gas throughput volumes were partially the result of including 12 months of operations for former Wisconsin Fuel and Light in 2002 compared with the inclusion of 9 months of operations in 2001. Gas throughput volumes were also affected by a heating season that was 5% colder in 2002 than in 2001, but 3% milder than normal.

    Wisconsin Public Service's gas revenues decreased $10.9 million, or 3%, in 2002 and gas purchase costs decreased $31.6 million, or 14%, largely as the result of a 26% decrease in the average unit cost of natural gas in 2002. Wisconsin Public Service passes changes in the cost of gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission under current regulatory practice.

Other Utility Expenses/Income

    Utility operating expense increased $65.0 million in 2002 largely due to amortization of regulatory deferrals, increased benefit costs, higher transmission expenses associated with American Transmission Company, increased expenses at the Kewaunee plant (as a result of Wisconsin Public Service acquiring additional ownership interest in the plant), and increased energy conservation expenses.

    Utility depreciation and decommissioning expense increased $9.3 million in 2002 largely due to additional plant assets at Wisconsin Public Service, including its increased ownership interest in the Kewaunee plant. Lower depreciation expense of $5.5 million in 2002 related to decreased decommissioning earnings partially offset the increased plant asset depreciation.

    Other utility income decreased in 2002 primarily as the result of lower earnings of $5.7 million on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

Other Nonutility Income

    WPS Resources' asset management strategy resulted in pretax gains of $3.3 million at Wisconsin Public Service in 2002 compared with pretax gains of approximately $17 million in 2001. WPS Resources' asset management strategy, which was initiated in 2001, is a five to seven-year plan intended to optimize shareholder return from the sale, development, or use of certain assets. In addition, earnings on equity investments were higher in 2002 compared with 2001 primarily due to the investment in American Transmission Company.

2001 Compared with 2000

Wisconsin Public Service Corporation Overview

    Wisconsin Public Service's 2001 and 2000 results of operations are shown in the following table:
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

    Earnings from electric utility operations were $57.9 million in 2001 compared with $58.2 million in 2000. Earnings from gas utility operations were $8.9 million in 2001 and $11.6 million in 2000. Other nonutility income from the gain on the sale of hydro lands as part of WPS Resources' asset management strategy and increased utility margins contributed to higher overall earnings in 2001. Partially offsetting these factors were increased operating expenses.

Electric Utility Margins

    Wisconsin Public Service's electric utility margin increased $13.0 million, or 3%, in 2001 primarily due to a 5.4% Wisconsin retail electric rate increase, which became effective on January 1, 2001, and higher sales volumes to most customer classes. Summer weather was 66% warmer in 2001 than in 2000, and 17% warmer than normal. Partially offsetting these factors was a 2% decrease in sales to large commercial and industrial customers due to declining economic conditions. Also affecting the electric utility margin was a change in the customer mix. Sales to lower margin, non-firm customers increased more than sales to higher margin customers.

    Wisconsin Public Service's fuel expense for production plants decreased $5.7 million, or 4%, in 2001 largely due to decreased production at its combustion turbine generation plants. Wisconsin Public Service's purchased power expense, however, increased $27.4 million in 2001 due to an increase in power purchases and a 19% increase in the cost per kilowatt-hour of power purchases made in 2001. Power purchases were 21% higher in 2001 due to warmer summer weather and the availability of economically priced energy. Also contributing to increased power purchases were a scheduled outage at Wisconsin Public Service's nuclear plant and an unscheduled outage at one of its fossil-fueled generation plants.

    Wisconsin Public Service's Kewaunee plant was off-line for a scheduled refueling and replacement of its steam generators in late September 2001. The Kewaunee plant returned to service in early December as scheduled. Wisconsin Public Service is a 59% owner of the Kewaunee plant. Wisconsin Public Service's Pulliam Unit 7 was off-line for unscheduled repairs in the fourth quarter of 2001 and returned to service in February 2002. Wisconsin Public Service chose to take advantage of purchased power during these outages because of economically favorable pricing.

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

Gas Utility Margins

    Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.

    The gas utility margin at Wisconsin Public Service increased $12.0 million, or 15%, in 2001. This increase was due to a 1.5% increase in Wisconsin retail natural gas rates effective January 1, 2001, and a 6% increase in overall natural gas throughput volumes. Increased gas throughput volumes were largely the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in the second quarter of 2001. Gas throughput volumes to large commercial and industrial customers, however, decreased 9% in 2001 as a result of customers switching to the gas transport customer class and declining economic conditions. Gas throughput volumes to gas transport customers increased 15% in 2001. In addition, gas throughput volumes to interruptible customers decreased 6% in 2001. Gas throughput volumes were negatively affected by winter weather, which was 9% milder in 2001 than in 2000 and 8% milder than normal.

    Wisconsin Public Service's natural gas revenues increased $57.1 million, or 22%, as the result of an increase in the average unit cost of natural gas in the first half of 2001, increased throughput as a result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in the second quarter of 2001, and the 1.5% increase in Wisconsin retail gas rates.

    Wisconsin Public Service's natural gas purchase costs increased $45.1 million, or 24%, largely due to a higher average unit cost of natural gas in the first half of 2001. The higher natural gas prices experienced earlier in 2001 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses/Income

    Utility operating expenses increased $34.1 million in 2001 largely due to increased transmission expenses associated with the transfer of assets to American Transmission Company, increased payments to the Wisconsin Department of Administration for energy conservation activities, increased maintenance costs at the Kewaunee plant during its refueling outage, and higher write-offs of uncollectible accounts.

    The Public Service Commission of Wisconsin allowed a portion of the higher transmission costs to be deferred. The deferred transmission costs, $4.4 million for 2001, were recovered in 2002 Wisconsin retail rates.

    Lower earnings on the nuclear decommissioning fund contributed to a decrease in other income from utility operations in 2001. Due to regulatory practice, lower earnings on the nuclear decommissioning fund were largely offset by decreased depreciation expense. An extension in the Kewaunee plant's assumed depreciable life and a reduction in the nuclear decommissioning fund contribution also contributed to decreased depreciation expense in 2001.

    Interest expense increased due to the issuance of additional long-term debt by Wisconsin Public Service in August 2001.

Other Nonutility Income

    Other nonutility income included pretax gains of approximately $17 million, including a pretax gain of $13.1 million on the sale of hydro lands in December 2001. The sale of these hydro lands was a significant transaction in WPS Resources' five to seven-year asset management strategy to optimize shareholder return from the sale, development, or use of certain assets. In addition, earnings on equity investments were higher in 2001 compared with 2000 primarily due to the investment in American Transmission Company.

BALANCE SHEET - WISCONSIN PUBLIC SERVICE

2002 Compared with 2001

    Net utility plant increased $95.8 million in 2002 due to additional plant assets, including construction of portions of the Pulliam combustion turbine and the Wausau to Duluth transmission line.

    Customer and other receivables increased $26.3 million in 2002 and accrued utility revenues increased $6.4 million, both as the result of increased sales volumes due to colder weather. Wisconsin retail rate increases also contributed to these higher balances.

    Long-term debt increased $99.3 million in 2002 due to the issuance of secured notes, partially offset by the retirement of first mortgage bonds. The capital lease obligation was extinguished upon the purchase of the De Pere Energy Center.

    Accounts payable increased $88.4 million in 2002 largely due to the $48.4 million payable as the result of Wisconsin Public Service's purchase of the De Pere Energy Center in December 2002. Increased natural gas purchases as the result of colder weather also contributed to the higher accounts payable balance.

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Financing

    Wisconsin Public Service normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. Wisconsin Public Service may periodically issue long-term debt, receive equity contributions from WPS Resources, or make payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin.

    Wisconsin Public Service completed the syndication of a revolving credit line of $100 million in the third quarter of 2002.

    The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa1 A1 P-1 Aa2

    Wisconsin Public Service believes these ratings are among the best in the energy industry and have allowed it to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

    Wisconsin Public Service issued $150.0 million of 4.875% 10-year senior notes in December 2002 under a shelf registration for the offering and sale of up to $300 million in long-term debt. The senior notes are secured by a pledge of first mortgage bonds and may become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds. Wisconsin Public Service used approximately $72 million of the net proceeds from the issuance of the senior notes to acquire the De Pere Energy Center and $69 million to retire short-term debt. The balance of the net proceeds was used for other corporate purposes. Wisconsin Public Service retired $50.0 million of 7.30% first mortgage bonds in October 2002. An additional $50.0 million of 6.80% first mortgage bonds were retired on February 1, 2003.

    Wisconsin Public Service expects to issue additional debt in 2003.

Regulatory

    On March 28, 2002, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin to modify its Wisconsin retail electric and natural gas rates for 2003 and 2004. In order to ensure reliable energy into the future and to recover increased costs, Wisconsin Public Service requested retail electric rate increases of 8.3% in 2003 and 4.9% in 2004 and retail natural gas rate increases of 2.7% in 2003 and 1.4% in 2004. Wisconsin Public Service requested a 12.6% return on equity, with equity constituting 55% of the capital structure. On February 20, 2003, the Public Service Commission of Wisconsin ruled on the requested rate increase, including a 12.0% return on equity with no change in the capital structure. A final order is anticipated by mid March 2003.

    On February 6, 2003, Wisconsin Public Service filed an application with the Michigan Public Service Commission for new electric rates for its Michigan retail customers. Wisconsin Public Service requested a 9% increase in Michigan electric rates, its first request since 1986. Since it is uncertain as to when the Michigan Public Service Commission will review its request, Wisconsin Public Service also filed for a 5.8% interim rate increase. If approved, the interim rates will be in effect until final rates are approved.

    Wisconsin Public Service intends to file for an increase in wholesale electric rates with the Federal Energy Regulatory Commission in the first quarter of 2003. If the filing meets all the necessary criteria, new rates could be implemented, subject to refund, as early as sixty-one days after the initial filing. If the rate case is litigated to a conclusion, the process could take up to three years to complete.

Asset Sales, Acquisitions, and Construction

    On September 3, 2002, Wisconsin Public Service received a certificate of authority from the Public Service Commission of Wisconsin to construct an 83-megawatt combustion turbine unit at its Pulliam plant location. Construction of the unit, which is expected to cost approximately $39 million, should be complete in June 2003.

    On December 16, 2002, Wisconsin Public Service purchased the 180-megawatt De Pere Energy Center and terminated the related existing purchased power agreement. Wisconsin Public Service paid $72.0 million at the close of the transaction with the remaining $48.4 million due in December 2003. As a result of this transaction, Wisconsin Public Service extinguished its capital lease obligation and entered into a purchased power agreement for up to 235 megawatts from a plant yet to be constructed. The new purchased power agreement is contingent on timely plant construction. Wisconsin Public Service expects to recover a substantial portion of the remaining payment in future customer rates.

    As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in late 2003 for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $700 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. The facility will be funded with internally generated funds, debt issues, and equity. WPS Resources may need to issue additional common stock to fund equity to Wisconsin Public Service.

    In December 2001 Wisconsin Public Service sold approximately 5,700 acres of land on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources for $13.5 million. This sale was a significant transaction in WPS Resources' five to seven-year asset management strategy which was initiated in 2001. The agreement with the Department of Natural Resources includes two options, one exercisable in 2003 and the other in 2004, whereby the Department may acquire, at less than fair value, approximately 5,000 additional acres for $11.5 million if both options are exercised. The value associated with the difference between the option price and the fair value will be treated as a charitable contribution. As part of WPS Resources' asset management strategy, Wisconsin Public Service sold additional assets in 2002 for gains of $3.3 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS -
WISCONSIN PUBLIC SERVICE

    The following table summarizes the contractual obligations of Wisconsin Public Service, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of December 31, 2002 (Million)	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years

Long-term debt principal and interest payments	$ 660.1	$ 76.9	$ 84.1	$ 49.2	$449.9
Operating leases	5.2	2.4	2.8	-	-
Unconditional purchase obligations	726.9	142.0	284.4	93.8	206.7
Total contractual cash obligations	$1,392.2	$221.3	$371.3	$143.0	$656.6

    Long-term debt principal and interest payments represent bonds, notes, and loans held by Wisconsin Public Service. We record all principal obligations on the balance sheet.

    Unconditional purchase obligations represent mainly commodity purchase contracts of Wisconsin Public Service. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

    Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $736 million in the aggregate for the 2003 through 2005 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Significant anticipated expenditures during this three year period include:
  construction of generation facilities - $193 million
  automated meter reading - $60 million
  corporate services infrastructure - $49 million
  nuclear fuel - $34 million
  corporate software systems and hardware - $30 million
  security - $19 million
  nuclear reactor vessel head - $12 million
  combustion turbine - $10 million

    Other capital requirements for the three-year period include a contribution of $7.8 million to the Kewaunee plant's decommissioning trust fund.

CRITICAL ACCOUNTING POLICIES - WISCONSIN PUBLIC SERVICE

    In May 2002, the Securities and Exchange Commission issued proposed rules regarding the identification and disclosure of accounting estimates a company makes in applying its accounting policies and the disclosure of initial adoption by a company of an accounting policy that has a material impact on its financial presentation. Under the first part of the proposal, a company would have to identify the accounting estimates reflected in its financial statements that required it to make assumptions about matters that were highly uncertain at the time of estimation. Disclosures about those estimates would then be required if different estimates that the company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

    The Securities and Exchange Commission accepted comments on the proposed rules through July 19, 2002 and has not made any final decisions since that time. In anticipation of at least parts of this proposed rule being made final, we have identified the following accounting policies to be critical to the understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.

Price Risk Activities

    In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," Wisconsin Public Service records its derivatives at fair value. These amounts are calculated using estimates that are critical to the financial statements. Fair value of the derivatives is calculated using internal models, third party quotes, or a combination of the two methods. Changes in the expected electric and gas market prices could cause variability in the fair values of the derivatives. Because Wisconsin Public Service has regulatory approval to offset the changes in the fair value of derivatives with a regulatory asset or liability, such changes would be reflected on the Consolidated Balance Sheets only.

Asset Impairment

    The merger of Wisconsin Fuel and Light into Wisconsin Public Service in 2001 resulted in Wisconsin Public Service recording goodwill related to its gas utility segment. The goodwill is tested for impairment yearly based on the guidance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The test for impairment includes assumptions about future profitability of the gas utility segment and the correlation between the gas utility segment and published projections for other similar gas utility segments. A significant change in the gas utility market and/or internal projections of future profitability could result in a loss being recorded on the income statement related to a decrease in the goodwill asset, as a result of the impairment test.

Accruals

    Wisconsin Public Service accrues estimated amounts of revenue for services rendered but not yet billed based on estimated unbilled sales.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations. Any difference between actual sales and the estimates or weather factors would cause a change in the estimated revenue.

Accruals for Pension and Postretirement Benefits

    Wisconsin Public Service estimates its benefit obligations using assumptions about discount rates, future salary increases, expected returns on plan assets, and medical and dental cost trend rates. These assumptions are disclosed annually in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements. Changes in the economy can cause adjustments in the assumptions used to calculate the benefit obligations and would affect the related liabilities and expenses. For a more detailed sensitivity analysis see WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF CRITICAL ACCOUNTING POLICIES.

Regulatory Accounting

    The electric and gas utility segments of Wisconsin Public Service follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and regulatory liabilities. Future recovery of deferred expenses recorded as regulatory assets is not assured, but is subject to review by regulators in a rate proceeding for prudence and reasonableness. Management regularly assesses whether these regulatory assets are probable of future recovery by considering factors such as regulatory environment changes and the status of any pending or potential deregulation legislation. Once approved, we recognize these deferred expenses in income over the rate recovery period. If not approved, these deferred expenses would be recognized in income in the then current period.

    If our electric and gas utility segments no longer meet the criteria for applying Statement No. 71, we would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs. A write-off of all Wisconsin Public Service's regulatory assets and regulatory liabilities at December 31, 2002 would result in a 5.8% decrease in Total assets, a 2.3% decrease in Total liabilities and shareholders' equity, and a 47.9% decrease in Earnings on common stock.

RELATED PARTY TRANSACTIONS - WISCONSIN PUBLIC SERVICE

    Wisconsin Public Service has investments in related parties which are accounted for under the equity method of accounting. These include the investment at WPS investments, LLC, a consolidated subsidiary of Wisconsin Public Service, in American Transmission Company LLC, and Wisconsin Public Service's investment in Wisconsin River Power Company. Wisconsin Public Service also enters into transactions with Upper Peninsula Power and WPS Energy Services, which are both wholly-owned subsidiaries of WPS Resources.

    Wisconsin Public Service recorded revenues from American Transmission of $12.9 million in 2002 and $11.3 million in 2001. Wisconsin Public Service recorded transmission expenses from American Transmission of $21.4 million in 2002 and $31.0 million in 2001.

    Wisconsin Public Service recorded revenues from Wisconsin River Power of $2.5 million in 2002 and $1.7 million in 2001. Wisconsin Public Service recorded power purchases from Wisconsin River Power of $2.1 million in 2002 and $1.7 million in 2001.

    Wisconsin Public Service recorded revenue from Upper Peninsula Power of $21.5 million in 2002 and $21.4 million in 2001.

    Wisconsin Public Service recorded revenue from WPS Energy Services of $2.0 million in 2002 and $2.5 million in 2001. Wisconsin Public Service recorded purchases from WPS Energy Services of $3.3 million in 2002 and $5.2 million in 2001.

TRENDS - WISCONSIN PUBLIC SERVICE

    See WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding trends.

IMPACT OF INFLATION - WISCONSIN PUBLIC SERVICE

    See WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

    WPS Resources has potential market risk exposures related to commodity price risk, interest rate risk, equity return, and principal preservation risk. The current exposure to foreign currency exchange rate risk is not significant. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and may use derivative and other instruments to manage some of these exposures.

Interest Rate Risk

    WPS Resources and Wisconsin Public Service are exposed to interest rate risk resulting from their variable rate long-term debt and short-term commercial paper borrowing. Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes in interest rates. WPS Resources and Wisconsin Public Service enter into long-term fixed rate debt when it is advantageous to do so. WPS Resources and Wisconsin Public Service may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure. At December 31, 2002 and 2001, WPS Resources utilized one interest rate swap to fix the interest rate on a variable rate loan at one of its nonregulated subsidiaries.

    Based on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding at December 31, 2002, a hypothetical increase in market interest rates of 100 basis points in 2003 would increase annual interest expense by approximately $0.6 million and $0.3 million, respectively. Comparatively, based on the variable rate debt outstanding at December 31, 2001, an increase in interest rates of 100 basis points would have increased interest expense in 2002 by approximately $0.6 million and $0.1 million. These hypothetical changes are based on certain simplifying assumptions, including a constant level of variable rate debt during the period and an immediate increase in the level of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPS Resources' and Wisconsin Public Service's exposure to the change.

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

    WPS Resources' exposure to commodity price risk in its regulated utilities is significantly mitigated by the current ratemaking process for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Therefore, the value-at-risk amounts discussed below do not include measures for WPS Resources' regulated utilities. To further manage commodity price risk, our regulated utilities enter into contracts of various duration for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.

    WPS Power Development utilizes purchase and/or sale contracts for electric fuel and electricity to help manage its commodity price risk. WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with the changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also utilizes these instruments to manage market risk associated with anticipated energy purchases.

    For purposes of risk management disclosure, WPS Power Development's and WPS Energy Services' activities are classified as non-trading. The value-at-risk amounts discussed below are presented separately for both WPS Power Development and WPS Energy Services due to the differing market and timing exposures of each entity.

Value-at-Risk

    To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis of its exposures.

    VaR is used to describe a probabilistic approach to quantifying the exposure to market risk. The VaR amount represents an estimate of the potential change in fair value that could occur from adverse changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period. VaR models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being used may have features that could trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used. VaR is not necessarily indicative of actual results that may occur.

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

    Our VaR amount for WPS Energy Services was calculated to be $0.5 million at both December 31, 2002 and December 31, 2001. Our VaR amount for WPS Power Development was calculated to be $0.3 million at December 31, 2002 compared with $3.2 million at December 31, 2001. This decrease was primarily due to decreased volatility in our forward price curve for electricity and a decrease in the exposure period for some assets, both of which are used in our VaR calculation. A significant portion of this VaR amount is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation as required by the Securities and Exchange Commission rules.

    For the year ended December 31, 2002, the average, high, and low VaR amounts for WPS Energy Services were $0.5 million, $0.7 million, and $0.4 million, respectively. The same amounts for the year ended December 31, 2001 were $0.4 million, $0.6 million, and $0.2 million. For the year ended December 31, 2002, the average, high, and low VaR amounts for WPS Power Development were $1.5 million, $3.2 million, and $0.3 million, respectively. The same amounts for the year ended December 31, 2001 were $3.0 million, $4.4 million, and $1.4 million. The average, high, and low amounts were computed using the VaR amounts at the beginning of the reporting period and the four quarter-end amounts.

Equity Return and Principal Preservation Risk

    WPS Resources and Wisconsin Public Service currently fund liabilities related to employee benefits and nuclear decommissioning through various external trust funds. These funds are managed by various investment managers and hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The qualified pension liability is currently over funded and no contributions to the plan are required. However, continued declines in the equity markets or continued declines in interest rates may result in increased future pension costs and possible future required contributions. Changes in the market value of investments related to other employee benefits or nuclear decommissioning could also impact future contributions. WPS Resources monitors the trust fund portfolios by benchmarking the performance of the investments against certain security indices. All decommissioning costs and most of the employee benefit costs relate to WPS Resources' regulated utilities. As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.

Foreign Currency Exchange Rate Risk

    WPS Resources is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of gas by one of our nonregulated subsidiaries. WPS Resources has processes in place to protect against this risk. The risk to WPS Resources is not significant at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

A. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2002	2001	2000

Nonregulated revenue	$1,624.6	$1,700.6	$1,060.7
Utility revenue	1,050.3	974.9	888.3
Total revenues	2,674.9	2,675.5	1,949.0

Nonregulated cost of fuel, gas, and purchased power	1,522.2	1,639.6	1,014.3
Utility cost of fuel, gas, and purchased power	419.0	444.6	379.3
Operating and maintenance expense	444.5	361.2	311.5
Depreciation and decommissioning expense	98.0	86.6	99.9
Taxes other than income	40.1	36.2	33.8
Operating income	151.1	107.3	110.2

Miscellaneous income	47.8	37.5	20.2
Interest expense	(58.1)	(55.8)	(50.8)
Distributions - preferred securities of subsidiary trust	(3.5)	(3.5)	(3.5)
Other income (expense)	(13.8)	(21.8)	(34.1)

Income before taxes	137.3	85.5	76.1
Provision for income taxes	24.8	4.8	6.0
Net income before preferred dividends	112.5	80.7	70.1

Preferred stock dividends of subsidiary	3.1	3.1	3.1
Income available for common shareholders	$109.4	$77.6	$67.0

Average shares of common stock	31.7	28.2	26.5
Earnings per common share
Basic	$3.45	$2.75	$2.53
Diluted	$3.42	$2.74	$2.53
Dividends per common share	$2.12	$2.08	$2.04

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

B. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2002	2001

Assets
Cash and cash equivalents	$43.3	$43.9
Restricted funds	4.2	21.3
Accounts receivable - net of reserves of $7.0 and $5.0, respectively	293.3	248.0
Accrued unbilled revenues	105.9	56.5
Inventories	118.1	102.5
Current assets from risk management activities	406.6	336.0
Other current assets	72.3	61.5
Current assets	1,043.7	869.7

Property, plant, and equipment, net	1,610.2	1,463.6
Regulatory assets	110.9	91.0
Long-term assets from risk management activities	135.3	151.4
Other	307.8	294.3
Total assets	$3,207.9	$2,870.0

Liabilities and Shareholders' Equity
Short-term debt	$29.8	$46.2
Current portion of long-term debt	71.1	56.6
Accounts payable	452.0	334.6
Current liabilities from risk management activities	443.8	294.2
Other current liabilities	53.7	69.4
Current liabilities	1,050.4	801.0

Long-term debt	824.4	727.8
Deferred income taxes	73.7	69.5
Deferred investment tax credits	19.3	21.0
Regulatory liabilities	49.7	78.4
Environmental remediation liabilities	40.2	45.0
Postretirement benefit obligations	51.8	52.4
Long-term liabilities from risk management activities	109.7	145.7
Other	104.8	112.2
Long-term liabilities	1,273.6	1,252.0

Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely
WPS Resources' 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	782.8	715.9
Total liabilities and shareholders' equity	$3,207.9	$2,870.0

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

C. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

(Millions)	Comprehensive Income	Total	Employee Stock Plan Guarantees and Deferred Compensation Trust	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 1999	-	$539.9	($4.4)	$26.9	$175.7	$341.7	$0.0	$0.0
Income available for common shareholders	$67.0	67.0	-	-	-	67.0	-	-
Other comprehensive income (net of tax)	-	-	-	-	-	-	-	-
Comprehensive income	$67.0	-	-	-	-	-	-	-
Issuance of common stock	-	0.4	-	-	0.4	-	-	-
Dividends on common stock	-	(53.9)	-	-	-	(53.9)	-	-
Other	-	(5.3)	1.2	-	1.6	-	(8.1)	-

Balance at December 31, 2000	-	$548.1	($3.2)	$26.9	$177.7	$354.8	($8.1)	$0.0
Income available for common shareholders	$77.6	77.6	-	-	-	77.6	-	-
Other comprehensive income - cash flow hedge (net of tax of $3.7)	(2.7)	(2.7)	-	-	-	-	-	(2.7)
Comprehensive income	$74.9	-	-	-	-	-	-	-
Issuance of common stock	-	152.3	-	4.6	147.7	-	-	-
Dividends on common stock	-	(58.8)	-	-	-	(58.8)	-	-
Other	-	(0.6)	(1.0)	-	-	-	0.4	-

Balance at December 31, 2001	-	$715.9	($4.2)	$31.5	$325.4	$373.6	($7.7)	($2.7)
Income available for common shareholders	$109.4	109.4	-	-	-	109.4	-	-
Other comprehensive income - cash flow hedge (net of tax of $5.1)	(4.6)	(4.6)	-	-	-	-	-	(4.6)
Other comprehensive income - minimum pension liability (net of tax of $1.8)	(2.7)	(2.7)	-	-	-	-	-	(2.7)
Comprehensive income	$102.1	-	-	-	-	-	-	-
Issuance of common stock	-	28.3		0.5	21.7	-	6.1	-
Purchase of common stock	-	(1.3)	(1.3)	-	-	-	-	-
Dividends on common stock	-	(67.1)	-	-	-	(67.1)	-	-
Other	-	4.9	0.1	-	4.7	-	0.1	-

Balance at December 31, 2002		$782.8	($5.4)	$32.0	$351.8	$415.9	($1.5)	($10.0)

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2002	2001	2000
Operating Activities
Net income before preferred dividends	$112.5	$80.7	$70.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	98.0	86.6	99.9
Amortization of nuclear fuel and other	50.6	15.5	19.6
Gain on nuclear decommissioning trust	(1.7)	(8.1)	(10.8)
Deferred income taxes and investment tax credit	(0.3)	(34.4)	(16.8)
Unrealized gains and losses on nonregulated energy contracts	5.3	14.4	17.0
Gain on sale of partial interest in synthetic fuel operation	(38.0)	(2.2)	-
Gain on sale of property, plant, and equipment	(0.6)	(14.9)	(3.8)
Other	1.6	(9.2)	4.3
Changes in working capital, net of businesses acquired
Receivables	(96.3)	83.6	(207.1)
Inventories	20.3	(46.0)	(30.1)
Other current assets	(6.0)	0.9	(39.0)
Accounts payable	56.5	(35.0)	230.9
Other current liabilities	(7.9)	11.0	9.7
Net cash operating activities	194.0	142.9	143.9

Investing Activities
Capital expenditures	(229.1)	(248.7)	(199.1)
Return of capital from equity investment	0.4	42.4	-
Dividends received from equity investment	7.1	3.5	-
Equity infusion to equity investment	(11.7)	-	-
Purchase of CH Resources, Inc.	(60.6)	-	-
Sale of property, plant, and equipment	7.7	58.8	31.3
Decommissioning funding	(2.6)	(2.6)	(8.8)
Other	4.0	7.3	(15.5)
Net cash investing activities	(284.8)	(139.3)	(192.1)

Financing Activities
Short-term debt - net	1.0	(104.6)	39.7
Issuance of long-term debt	250.3	180.8	87.4
Repayment of long-term debt and capital lease	(129.6)	(64.7)	(10.3)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(67.1)	(58.8)	(53.9)
Issuance of common stock	28.3	96.4	-
Purchase of common stock	(1.3)	(1.1)	(10.5)
Redemption of obligations acquired in purchase business combination	-	(17.9)	-
Other	11.7	0.5	1.2
Net cash financing activities	90.2	27.5	50.5
Change in cash and cash equivalents	($0.6)	$31.1	$2.3

Cash and cash equivalents at beginning of year	43.9	12.8	10.5
Cash and cash equivalents at end of year	$43.3	$43.9	$12.8

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The notes to the consolidated financial statements that follow include consolidated WPS Resources footnotes and certain combined footnotes for both WPS Resources Corporation and its wholly-owned subsidiary registrant, Wisconsin Public Service Corporation. In addition, Wisconsin Public Service's financial statements include additional supplemental footnotes related to Wisconsin Public Service. Refer to Item 8. Section L for a listing of the combined footnotes included in the WPS Resources notes herein and the supplemental footnotes that are applicable to the Wisconsin Public Service registrant.

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

    (c) Income Taxes--We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Wisconsin Public Service Corporation and Upper Peninsula Power Company, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities.

    Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

    WPS Resources files a consolidated United States income tax return that includes domestic subsidiaries in which its ownership is 80 percent or more. WPS Resources and its consolidated subsidiaries are parties to a tax allocation arrangement under which each entity determines its income tax provision on a stand-alone basis, after which effects of federal consolidation are accounted for.

    (d) Capitalized Interest and Allowance for Funds Used During Construction--Our nonregulated subsidiaries capitalize interest for construction projects, while our utilities use an allowance for funds used during construction calculation, which includes both an interest and an equity component.

    Approximately 50% of Wisconsin Public Service's retail jurisdictional construction work-in-progress expenditures are subject to allowance for funds used during construction. For 2002, Wisconsin Public Service's retail rate allowance for funds used during construction was 10.1%.

    Wisconsin Public Service's construction work-in-progress debt and equity percentages for wholesale jurisdictional electric allowance for funds used during construction are specified in the Federal Energy Regulatory Commission's Uniform System of Accounts. For 2002, the allowance for funds used during construction wholesale rate was 7.9%.

    Upper Peninsula Power is subject to one allowance for funds used during construction rate. That rate is the Michigan Public Service Commission's allowed rate of return. For 2002, the allowance for funds used during construction rate was 8.4%. Historically, there have been few calculations of allowance for funds used during construction due to the small dollar amounts or short construction periods of Upper Peninsula Power's construction projects. We expect larger projects to occur in the future that will be subject to the application of the allowance for funds used during construction calculation.

    Wisconsin Public Service's allowance for funds used during construction for 2002, 2001, and 2000 were $3.0 million, $1.9 million, and $1.7 million, respectively. Upper Peninsula Power did not record allowance for funds used during construction for 2002, 2001, or 2000.

    Both WPS Energy Services and WPS Power Development calculate capitalized interest on long-term construction projects for periods where financing is provided by WPS Resources through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate WPS Resources incurs for such funds.

    (e) Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas service rendered but not billed. Approximately 7% of WPS Resources' total revenue is from companies in the paper products industry.

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

    The Public Service Commission of Wisconsin approved a modified one-for-one gas cost recovery plan for Wisconsin Public Service commencing in January 1999. This plan allows Wisconsin Public Service to pass changes in the cost of natural gas purchased from its suppliers on to system natural gas customers, subject to regulatory review.

    The Michigan Public Service Commission has approved one-for-one recovery of prudently incurred gas costs for Wisconsin Public Service, subject to regulatory review. The Michigan Public Service Commission has also approved a gas cost recovery factor adjustment mechanism for Wisconsin Public Service for the period April 2002 through March 2003. This adjustment mechanism allows Wisconsin Public Service to upwardly adjust the gas rates charged to customers in Michigan based on upward changes to the New York Mercantile Exchange natural gas futures price of gas without further Commission action. Wisconsin Public Service has requested that the Michigan Public Service Commission extend the gas cost recovery factor adjustment mechanism for the period April 2003 through March 2004.

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

    Wisconsin Public Service and Upper Peninsula Power are required to provide service and grant credit to customers within their service territories. The two companies continually review their customers' credit-worthiness and obtain deposits or refund deposits accordingly. Both utilities are precluded from discontinuing service to residential customers during winter moratorium months. Our regulated segments calculate a reserve for potential uncollectible customer receivables using a four-year average of bad debts net of recoveries as a percentage of total accounts receivable. The historical percentage is applied to the current year-end accounts receivable balance to determine the reserve balance required.

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

    WPS Energy Services accrues revenues in the month that energy is delivered and/or services are rendered. WPS Energy Services calculates the reserve for potential uncollectible customer receivable balances by applying an estimated bad debt experience rate to each past due aging category and reserving for 100% of specific customer receivable balances deemed to be uncollectible. The basis for calculating the reserve for receivables from wholesale counterparties considers any netting agreements, collateral, or guaranties in place.

    (f) Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal. We value all fossil fuels using average cost. Average cost is also used to value natural gas in storage for our regulated segments. Natural gas in storage for our nonregulated segments is recorded at fair market value. Approximately 66% and 56% of the total natural gas in storage at December 31, 2002 and 2001, respectfully, was recorded at fair market value.

    (g) Regulatory Assets and Liabilities--Wisconsin Public Service and Upper Peninsula Power are subject to the provisions of Financial Accounting Standards Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain incurred costs. Revenue will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts that are refundable in future customer rates. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable.

    (h) Asset Impairment --We review assets for impairment annually or when indications of impairment exist. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and Statement No. 142, "Goodwill and Other Intangible Assets," are the basis for these analyses.

    (i) Retirement of Debt--Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

    (j) Stock Options--At December 31, 2002, WPS Resources had three stock option plans, which are described more fully in Note 20, Stock Option Plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock option-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

    The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statements No. 123, "Accounting for Stock Based Compensation," to stock option-based employee compensation:
(Millions, except per share amounts)	2002	2001	2000
Net income
As reported	$109.4	$77.6	$67.0
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)	(0.3)	(0.2)
Pro forma	108.9	77.3	66.8

Basic earnings per common share
As reported	$3.45	$2.75	$2.53
Pro forma	3.43	2.74	2.53

Diluted earnings per common share
As reported	$3.42	$2.74	$2.53
Pro forma	3.41	2.73	2.52

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

NOTE 2--CASH AND CASH EQUIVALENTS

   We consider short-term investments with an original maturity of three months or less to be cash equivalents.

    Cash paid for taxes during 2002, 2001, and 2000 was $34.6 million, $34.0 million, and $25.5 million, respectively. During 2002, 2001, and 2000, cash paid for interest totaled $52.3 million, $52.6 million, and $49.5 million, respectively.

    Non-cash transactions were as follows (in millions):
	2002	2001	2000
Restricted cash	$(17.8)	$21.3	-
Conversion of indebtedness to equity in Quest Energy LLC	2.4	-	-
Liabilities assumed in connection with CH Resources acquisition	0.9	-	-
Minimum pension liability equity adjustment	(2.7)	-	-
Exchange of transmission assets for equity interest in American Transmission Company	-	93.1	-
Exchange of common stock due to merger with Wisconsin Fuel and Light	-	54.8	-

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

    Nuclear Decommissioning Trusts: The value of nuclear decommissioning trust investments included in utility plant is recorded at fair value, net of taxes payable on unrealized gains and losses, and represents the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as Nuclear decommissioning trusts - other assets.

    Long-Term Debt and Preferred Stock: The fair value of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS Resources for debt of the same remaining maturity.

    The estimated fair values of our financial instruments as of December 31 were:
(Millions)	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 43.3	$ 43.3	$ 43.9	$ 43.9
Restricted cash	4.2	4.2	21.3	21.3
Energy conservation loans	2.2	2.2	2.6	2.6
Nuclear decommissioning trusts - utility plant	290.5	290.5	311.3	311.3
Nuclear decommissioning trusts - other assets	13.0	13.0	22.4	22.4
Notes payable	13.8	13.8	31.2	31.2
Commercial paper	16.0	16.0	15.0	15.0
Trust preferred securities	50.0	51.1	50.0	49.9
Long-term debt (excluding capital lease obligation)	898.1	970.6	712.6	744.2
Preferred stock	51.1	45.5	51.1	43.9
Risk management activities	(11.6)	(11.6)	47.5	47.5

NOTE 4--RISK MANAGEMENT ACTIVITIES

    As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards and other contractual commitments to manage market risks such as changes in commodity prices, interest rates, and foreign currency exchange rates.

    WPS Energy Services applies fair value accounting in accordance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," for all contracts entered into on or before October 25, 2002. Issue 98-10 was rescinded in October 2002 pursuant to Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." WPS Energy Services will continue to evaluate its contracts under Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," for all contracts entered into after October 25, 2002. Statement No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met or the derivatives qualify for regulatory deferral subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation."

    Our regulated utility segments have entered into a limited number of natural gas purchase agreements and electric purchase and sale contracts to service customers that meet the definition of a derivative. Management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. The Public Service Commission of Wisconsin approved the recording of derivative amounts as a result of these contracts to a regulatory asset or liability pursuant to Statement No. 71. As of December 31, 2002, we have recorded an Asset from risk management activities of $1.4 million and a Liability from risk management activities of $0.7 million related to these contracts. We recorded an Asset from risk management activities of $5.0 million related to these contracts at December 31, 2001.

    Our nonregulated segments enter into contracts to reduce commodity price, interest rate, and foreign currency risk that are accounted for as derivatives under Statement No. 133. At December 31, 2002, those derivatives not designated as hedges are primarily commodity contracts entered into to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. At December 31, 2002, the fair value of these contracts is recorded as an Asset from risk management activities of $25.5 million and a Liability from risk management activities of $23.2 million on the Consolidated Balance Sheet. At December 31, 2001, the fair value of these derivatives was not significant. Changes in the fair value of the nonregulated segments' non-hedge derivatives are recognized currently in earnings. In 2001, WPS Energy Services' commodity contracts were accounted for as energy trading contracts under Issue 98-10. See the last paragraph of this note for further discussion of the transition from Issue 98-10 to Statement No. 133.

    Our nonregulated segments also enter into derivative contracts that are designated as both fair value and cash flow hedges. At December 31, 2002 and 2001 those contracts designated as fair value hedges were not significant. Cash flow hedges at our nonregulated segments consist of an interest rate swap and foreign currency and commodity trading contracts associated with our energy marketing activities. At December 31, 2002 and 2001, those foreign currency and commodity trading contracts designated as cash flow hedges are not significant. The interest rate swap is used to fix the interest rate for the full term of a variable rate loan that is due in March 2018. At December 31, 2002, we recorded a Liability from risk management activities of $12.7 million related to this swap. At December 31, 2001, we recorded a Liability from risk management activities related to this swap of $4.5 million. Because the swap was determined to be perfectly effective, we offset these liabilities with charges to Other comprehensive income, net of deferred taxes. We did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

    WPS Energy Services began applying Issue 98-10 in the first quarter of 2000 due to changes in strategic focus that resulted in a shift in customer mix. Issue 98-10 required energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. On October 30, 2002, the Emerging Issues Task Force Issued 02-03 that rescinded Issue 98-10. The rescission of Issue 98-10 was effective immediately for all energy trading contracts entered into after October 25, 2002. Contracts entered into after October 25, 2002 have been evaluated using Statement No. 133 and those that meet the definition of a derivative are included in the above discussion of our nonregulated segments. The rescission of Issue 98-10 is effective January 1, 2003 for contracts entered into on or prior to October 25, 2002. The impact of the rescission of Issue 98-10 on these contracts at January 1, 2003 has been recorded as a cumulative effect of change in accounting principle of approximately $3 million (after taxes), which will be reflected as an increase to income in 2003. This cumulative effect represents the reversal of the risk management assets and liabilities for those contracts that are not derivatives or that are designated as normal pursuant to Statement No. 133 that were recorded on WPS Energy Service's financial statements at December 31, 2002 pursuant to Issue 98-10. Implementation of Issue 02-03 will not change the economics or cash flows of the underlying transactions. See Note 24, New Accounting Standards, for more information on the impact of Issue 02-03.

NOTE 5--PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment consists of the following utility, nonutility, and nonregulated assets.
(Millions)	2002	2001
Electric utility	$2,073.4	$1,906.3
Gas utility	427.3	392.6
Property under capital lease	-	74.1
Total utility plant	2,500.7	2,373.0
Less: Accumulated depreciation and decommissioning	1,546.4	1,496.6
Net	954.3	876.4
Nuclear decommissioning trusts	290.5	311.3
Construction in progress	101.8	60.3
Nuclear fuel, less accumulated amortization	24.6	24.9
Net utility plant	1,371.2	1,272.9

Nonutility plant	4.5	4.7
Less: Accumulated depreciation	0.7	0.5
Net nonutility plant	3.8	4.2

Electric nonregulated	236.3	167.4
Gas nonregulated	6.9	12.3
Other nonregulated	20.4	25.0
Total nonregulated property, plant, and equipment	263.6	204.7
Less: Accumulated depreciation	28.4	18.2
Net nonregulated property, plant, and equipment	235.2	186.5

Total property, plant, and equipment	$1,610.2	$1,463.6

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

    Depreciation for the Kewaunee plant is being accrued based on a Public Service Commission of Wisconsin order that became effective on January 1, 2001. The order included a change in the methodology for the Kewaunee plant after the steam generators were replaced. The cost of the new steam generators that went into service in December 2001 will be recovered over an 8-1/2 year period using the sum-of-years-digits method of depreciation. Also under this order, the unrecovered plant investment at January 1, 2001 and future additions will be recovered over a period ending 8-1/2 years after the installation of the steam generators using a straight-line remaining life depreciation methodology.

    Depreciation rates for Upper Peninsula Power were approved by the Michigan Public Service Commission and are effective January 1, 2002 through December 31, 2006.

    Depreciation expense also includes accruals for nuclear decommissioning. These accruals are not included in the annual composite rates shown below. An explanation of this item is included in Note 8, Nuclear Plant Operation.

Annual Utility Composite Depreciation Rates	2002	2001	2000

Electric	3.63%	3.23%	3.52%
Gas	3.58%	3.37%	3.26%

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

    Nonregulated plant is stated at the original construction cost, which includes capitalized interest for those assets, or estimated fair value at the time of acquisition, based upon Statements of Financial Accounting Standards No. 141, "Business Combinations." The costs of renewals, betterments, and major overhauls are capitalized as an addition to plant accounts. The gains or losses associated with ordinary retirements are recorded in the period of retirement. Maintenance, repair, and minor replacement costs are expensed as incurred.

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

NOTE 6--ACQUISITIONS AND SALES OF ASSETS

Quest Energy, LLC

    Through 2002, WPS Resources provided limited financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company. Financial support was in the form of an interest-bearing note convertible to equity with an initial maturity date of May 2005, secured by the assets of Quest. A provision in the credit agreement between WPS Resources and Quest Energy LLC, which resulted in an interest-bearing note from WPS Resources to Quest, allowed WPS Resources to convert the note and other indebtedness to equity in Quest. WPS Resources assigned that option to WPS Energy Services on January 29, 2003. WPS Energy Services exercised the conversion option on that day and acquired a 100% ownership interest in Quest. WPS Energy Services used the purchase accounting method to account for the acquisition. The financial statements reflect a preliminary purchase price allocation from this transaction. Quest Energy Holdings, LLC, an independent Michigan limited liability company and owner of Quest Energy, LLC, appointed WPS Energy Services as manager of Quest Energy LLC, in November 2002. The appointment as manager, as well as other factors, including the provision of substantial financial support, resulted in Quest's financial statements being consolidated with those of WPS Resources as of December 31, 2002. Quest markets electric power to retail customers in Michigan.

De Pere Energy Center

    On December 16, 2002, Wisconsin Public Service completed the purchase of the 180-megawatt De Pere Energy Center from Calpine Corporation, a California-based independent power producer. The transaction includes termination of the existing power purchase agreement (that was accounted for as a capital lease) and a new purchase agreement for up to 235 megawatts of capacity and energy for 10 years beginning in 2005 from a proposed Calpine generation facility located in Wisconsin. The new purchased power agreement is contingent on timely plant construction. The cost of the capacity purchases from the proposed generation facility will be approximately $250 million over the 10-year period. Wisconsin Public Service will be responsible for supplying the fuel for the energy it receives from the facility. The $120.4 million transaction was structured to include a $72 million payment at closing and a $48.4 million payment in December 2003. The portion of the $48.4 million that is recoverable through the ratemaking process was recorded as a regulatory asset.

ECO Coal Pelletization #12

    In November 2001, WPS Power Development, through its subsidiary ECO Coal Pelletization #12 LLC, entered into a transaction to acquire the remaining interest in the synthetic fuel producing facility partially owned by ECO #12 from its partner. Concurrently, with this transaction, WPS Power Development entered into a separate transaction with a subsidiary of a public company resulting in ECO #12 contributing 100% of its synthetic fuel producing machinery to a newly formed entity in exchange for cash and a one-third ownership interest in the newly formed entity.

    As a result of these transactions, WPS Power Development was the sole member of ECO #12. ECO #12 holds a one-third minority ownership interest in an entity, which produces synthetic fuel from coal qualifying for tax credits under Section 29 of the Internal Revenue Code. The sale of synthetic fuel produced by this facility entitles ECO #12 to a portion of the Section 29 tax credits generated.

    These transactions generated a pre-tax gain of $40.2 million of which $38.0 million had been deferred as of December 31, 2001, as a result of certain rights of rescission and put options being granted to the buyer. The rights of rescission and the put options expired in 2002 and, as a result, WPS Power Development recognized all of the $38.0 million deferred gain in Miscellaneous income on the Consolidated Statements of Income in 2002.

    The actual payments for the purchase of the former partner's interest in ECO #12 are contingent upon the same provision referred to above. As a result, $21.3 million was held in escrow that was released proportionately as the respective rescission rights and put options expired. As of December 31, 2002, this escrow had a balance of $3.5 million that will be transferred in 2003 as remaining contingencies expire that are not related to the recognition of the deferred gain.

    On December 19, 2002, WPS Power Development sold an approximate 30% interest in ECO #12 to a third party. The buyer purchased the Class A interest in ECO #12 which gives the buyer a preferential allocation of tons of synthetic fuel produced and sold annually. The buyer may be allocated additional tons of synthetic fuel if WPS Power Development makes them available, but neither party is obligated beyond the required annual allocation of tons.

    WPS Power Development received consideration of $3.0 million cash, as well as a fixed note and a variable note for the second sale transaction. Payments under the variable note are contingent upon the synthetic fuel production facility achieving specified levels of synthetic fuel production. In conjunction with the sale, WPS Power Development has agreed to make certain payments to a third party broker, consisting of an up front payment of $1.5 million (which was paid at the time of closing) and projected payments in 2003 and 2004 of approximately $1.9 million per year. At December 31, 2002, a deferred gain of $11.6 million was reflected on WPS Power Development's balance sheet. This deferred gain represents the present value of future payments under the fixed note and the upfront cash payments net of transaction costs. It does not include an amount for the variable note, which is contingent upon the synthetic fuel production. No gain on this transaction was recognized in 2002.

Canadian Retail Gas Business

    On November 1, 2002, WPS Energy Services entered into an agreement to purchase a book of retail gas business and the seller's current marketing offices in the Canadian provinces of Quebec and Ontario. WPS Energy Services used the purchase method of accounting to account for the acquisition. Consideration for the purchase consists of an earn-out to the seller based on a percentage of margin on the volume delivered to customers transferred at close during a two-year period ending October 31, 2004. The business is part of the operations of WPS Energy Services Canada Corp., a subsidiary of WPS Energy Services, created in October 2002. The financial statements reflect a preliminary purchase price allocation from this transaction.

CH Resources, Inc.

    Effective June 1, 2002, WPS Power Development acquired CH Resources, Inc. from Central Hudson Energy Services, Inc. CH Resources owns three power plants and associated assets in upstate New York with a combined capacity of 258 megawatts. WPS Power Development used the purchase method of accounting to account for the acquisition. The purchase price was $59.2 million. The corporate name of CH Resources, Inc. has been changed to WPS Empire State, Inc. The operations of WPS Empire State are included in the financial statements presented for WPS Resources for all periods beginning June 1, 2002, but do not have a material impact. The financial statements reflect a preliminary purchase price allocation from this transaction.

Wisconsin River Power Company

    Wisconsin Public Service increased its ownership in Wisconsin River Power Company to two-thirds by purchasing an additional one-third interest from Consolidated Water Power Company in 2000. In December 2001, Wisconsin Power and Light Company exercised its option to purchase one-half of Wisconsin Public Service's additional one-third share of Wisconsin River Power. Both transactions were at net book value of Wisconsin River Power at August 31, 2000. As a result, Wisconsin Public Service and Wisconsin Power and Light each own one-half of Wisconsin River Power with Wisconsin Public Service remaining the operator of the facility.

Additional Interest in Kewaunee Plant

    On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric Company's 17.8% interest in the Kewaunee plant including its decommissioning trust assets. As a result of the $17.5 million purchase, Wisconsin Public Service now owns 59% of the plant with the remaining portion held by Wisconsin Power and Light Company. The additional share of the operations of the Kewaunee plant is included in the financial statements of Wisconsin Public Service beginning September 24, 2001. Madison Gas and Electric retains its obligations as they relate to the plant for the period of time it was an owner.

    Madison Gas and Electric maintained one decommissioning trust fund that accumulated its remaining contributions in accordance with its existing funding plan, which extended to December 31, 2002. On January 3, 2003, Madison Gas and Electric transferred administration of the remaining trust fund to Wisconsin Public Service. This trust fund was included in our financial statements since the initial transaction. Wisconsin Public Service assumed Madison Gas and Electric's share of the decommissioning obligations in exchange for these trust funds.

Wisconsin Fuel and Light Company

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

    The remaining premium, $5.8 million after taxes, was recorded as an acquisition adjustment in plant, which we expect to be recovered in Wisconsin retail rates over the three-year period of 2003 through 2005. The acquisition premium will be amortized over the recovery period.

    The operations of Wisconsin Fuel and Light are included in the financial statements presented for Wisconsin Public Service and WPS Resources for the period beginning April 1, 2001, but do not have a material impact.

Sale of Hydroelectric Projects

    In 2001, Wisconsin Public Service sold approximately 5,000 acres of land associated with several hydroelectric projects on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources for $13.5 million. The agreement with the Department of Natural Resources includes two options, one exercisable in 2003 and the other in 2004, whereby the Department may acquire, at less than fair value, approximately 5,000 additional acres for $11.5 million if both options are exercised. The value associated with the difference between the option price and the fair value will be treated as a charitable contribution. The sale was part of a five to seven-year asset management strategy adopted by WPS Resources in 2001.

NOTE 7--JOINTLY-OWNED UTILITY FACILITIES

    Information regarding Wisconsin Public Service's share of major jointly-owned electric-generating facilities in service at December 31, 2002 is set forth below:
(Millions, except for percentages)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4	Kewaunee Plant
Ownership	68.0%	31.8%	31.8%	59.0%
Wisconsin Public Service's share of plant capacity (megawatts)	59.4	335.2	105.0	315.0
Utility plant in service	$17.7	$127.8	$27.4	$249.1
Accumulated depreciation	$ 7.0	$ 79.2	$16.0	$165.8
In-service date	1993	1975 and 1978	1969	1974

    The increase in ownership at the Kewaunee plant during 2001 is the result of the purchase of Madison Gas and Electric's 17.8% interest. See Note 6, Acquisitions and Sales of Assets for more information on the transaction.

    Wisconsin Public Service's share of direct expenses for these plants is included in the corresponding operating expenses in the Consolidated Statements of Income. Wisconsin Public Service has supplied its own financing for all jointly-owned projects.

NOTE 8--NUCLEAR PLANT OPERATION

    On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric Company's 17.8% interest in the Kewaunee plant including its decommissioning trust assets. Wisconsin Public Service assumed Madison Gas and Electric's share of the decommissioning obligations in exchange for these trust funds. The additional share of the operations of the Kewaunee plant is included in the financial statements of Wisconsin Public Service beginning September 24, 2001. For more information on the transaction with Madison Gas and Electric, see Note 6, Acquisitions and Sales of Assets.

    The quantity of heat produced for the generation of electric energy by the Kewaunee plant is the basis for the amortization of the costs of nuclear fuel to electric production fuel expense, including an amount for ultimate disposal. These costs are recovered currently from customers in rates. The ultimate storage of fuel is the responsibility of the United States Department of Energy pursuant to a contract required by the Nuclear Waste Act of 1982. The Department of Energy receives quarterly payments for the storage of fuel based on generation. During 2002, payments from Wisconsin Public Service to the Department of Energy totaled $2.5 million. During 2001 and 2000, payments totaled $1.4 million per year.

    On an interim basis, spent nuclear fuel storage space is provided at the Kewaunee plant. Expenses associated with interim spent fuel storage at the Kewaunee plant are recognized as current operating costs. At current production levels, the plant has sufficient storage for all fuel assemblies until 2009 with full core offload. Additional capacity will be needed by 2010 to maintain full core offload capability for fuel assemblies in use at shutdown in 2013.

    The accumulated provision for nuclear fuel, which represents nuclear fuel purchases and amortization, totaled $256.9 million at December 31, 2002 and $247.6 million at December 31, 2001.

    For information on the depreciation policy for the Kewaunee plant, see Note 5, Property, Plant and Equipment.

    Wisconsin Public Service's share of nuclear decommissioning costs to date has been accrued over the estimated service life of the Kewaunee plant, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $2.6 million in both 2002 and 2001 and $8.9 million in 2000. The 2000 funding level used a recovery period ending in 2002. Beginning in 2001, the Public Service Commission of Wisconsin authorized use of a funding period ending in 2010. As a result of this extension, the contributions for 2001 and 2002 decreased to $2.6 million. In developing our decommissioning funding plan, we assumed a long-term after-tax earnings rate of approximately 5%.

    As of December 31, 2002, the market value of the external nuclear decommissioning trusts, which are recorded as a part of property, plant and equipment on the Consolidated Balance Sheets, totaled $290.5 million. This amount includes the assets Madison Gas and Electric transferred to Wisconsin Public Service.

    Investments in the nuclear decommissioning trusts are recorded at fair value. Investments at December 31, 2002, consisted of 58.8% equity securities and 41.2% fixed income securities. The investments are classified as utility plant, are presented net of related income tax effects on unrealized gains, and represent the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as other assets. An offsetting regulatory liability reflects the expected reduction in future rates as unrealized gains in the nonqualified trust are realized. Information regarding the cost and fair value of the external nuclear decommissioning trusts, net of tax is set forth below:

2002 Security Type (Millions)	Fair Value	Cost	Unrealized Gain

Fixed income	$119.7	$114.0	$ 5.7
Equity	170.8	143.0	27.8
Balance at December 31	$290.5	$257.0	$33.5

2001 Security Type (Millions)	Fair Value	Cost	Unrealized Gain

Fixed income	$127.0	$123.8	$ 3.2
Equity	184.3	129.0	55.3
Balance at December 31	$311.3	$252.8	$58.5

    Future decommissioning costs collected in customer rates and a charge for realized earnings from external trusts are included in depreciation expense. Realized trust earnings totaled $1.7 million in 2002, $8.1 million in 2001, and $10.8 million in 2000. Unrealized gains and losses, net of taxes, in the external trusts are reflected as increases and decreases to the decommissioning reserve, since decommissioning expense is recognized as the gains and losses are realized, in accordance with regulatory requirements. The accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling $290.5 million at December 31, 2002 and $311.3 million at December 31, 2001.

    Wisconsin Public Service's share of the Kewaunee plant decommissioning, based on its 59% ownership interest, is estimated to be $313 million in current dollars based on a site-specific study. The study was performed in 2002 by an external consultant and will be used as the basis for calculating regulatory funding requirements. The study uses several assumptions, including immediate dismantlement as the method of decommissioning and plant shutdown in 2013. Based on the standard cost escalation assumptions reflected in our current funding plan, which were determined based on the requirements of a July 1994 Public Service Commission of Wisconsin order, the undiscounted amount of Wisconsin Public Service's share of decommissioning costs forecasted to be expended between the years 2013 and 2043 is $920 million.

    Beginning January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or normal operation of that asset. We have identified the final decommissioning of the Kewaunee plant as an asset retirement obligation and have estimated the liability to be $326 million. This amount is based on several significant assumptions, including the scope of decommissioning work performed, the timing of future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the Public Service Commission of Wisconsin to calculate the nuclear decommissioning liability for funding purposes. For more information on Statement No. 143 and its impact on the Kewaunee plant refer to Note 24, New Accounting Standards.

NOTE 9--REGULATORY ASSETS AND LIABILITIES

    The following regulatory assets and liabilities are reflected in our consolidated balance sheets as of December 31:

WPS Resources Regulatory Assets/Liabilities (Millions)	2002	2001

Regulatory assets
De Pere Energy Center	$ 47.8	$ -
Demand-side management expenditures	-	9.6
Environmental remediation costs (net of insurance recoveries)	40.0	40.0
Funding for enrichment facilities	3.0	3.6
Pension curtailment loss	-	8.1
Deferred nuclear costs	7.9	9.9
Unamortized loss on debt	2.1	4.5
Deferred American Transmission Company costs	-	4.4
Plant related costs	0.3	5.6
Other	9.8	5.3
Total	$110.9	$91.0

Regulatory liabilities
Income tax related items	$17.7	$26.1
Unrealized gain on decommissioning trust	13.0	22.4
Pension settlement gain	-	11.8
Deferred gain on emission allowance sales	3.8	6.0
Derivatives	1.4	5.0
Interest from tax refunds	4.8	5.0
Demand-side management expenditures	5.9	1.5
Deferred American Transmission costs	3.1	-
Other	-	0.6
Total	$49.7	$78.4

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

    See Notes 14, Income Taxes, and 16, Employee Benefit Plans, for specific information on income tax and pension related regulatory liabilities. See Note 15, Commitments and Contingencies, for information on environmental remediation deferred costs.

NOTE 10--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

   Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2002, 2001, and 2000 follow.
(Millions)	2002	2001	2000
American Transmission Company, LLC	$57.5	$56.2	$ -
Wisconsin River Power Company	9.6	6.8	9.6
Other	6.1	6.8	5.4
Investments in affiliates, at equity method	$73.2	$69.8	$15.0

    Investments in affiliates under the equity method are part of the Other assets on the Consolidated Balance Sheets and the equity income is recorded in Miscellaneous income on the Consolidated Statements of Income.

    WPS Investments, LLC, a consolidated subsidiary of Wisconsin Public Service, has an approximate 15% ownership interest in American Transmission Company, LLC. American Transmission Company is a for-profit, transmission-only company. It owns, plans, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois. American Transmission Company began operation on January 1, 2001. Its assets previously were owned and operated by multiple electric utilities serving the upper Midwest, all of which transferred their transmission assets to American Transmission Company in exchange for an ownership interest. A Wisconsin law encouraged utilities in the state to transfer ownership and control of their transmission assets to a state-wide transmission company.

    Wisconsin Public Service contributed its transmission assets on January 1, 2001 and Upper Peninsula Power contributed its transmission assets on June 28, 2001. Our total ownership interest in American Transmission Company fluctuated throughout 2002 and 2001 due to other utilities contributing assets and cash to become owners of American Transmission Company.

    Wisconsin Public Service and Upper Peninsula Power recorded related party transactions for sales to and purchases from American Transmission Company during 2002 and 2001. Revenues from sales to American Transmission Company by Wisconsin Public Service were $12.9 million and $11.3 million in 2002 and 2001, respectively. Upper Peninsula Power recorded revenues of $5.8 million and $2.7 million for 2002 and 2001, respectively. Purchases from American Transmission Company by Wisconsin Public Service were $21.4 million and $31.0 million in 2002 and 2001, respectively. Upper Peninsula Power recorded purchases of $3.4 million and $3.3 million in 2002 and 2001, respectively.

    Condensed financial data of American Transmission Company for 2002 and 2001 follows:

(Millions)	2002	2001
Income statement data
Revenues	$205.3	$174.5
Operating expenses	(131.1)	(110.1)
Other income (expense)	(20.1)	(11.2)
Net income	$ 54.1	$ 53.2

WPS Investment's equity in net income	$ 7.9	$ 7.1

Balance sheet data
Current assets	$ 40.7	$ 56.7
Non-current assets	754.3	666.2
Total assets	$795.0	$722.9

Current liabilities	$ 46.9	$ 36.1
Long-term debt	348.0	297.9
Other non-current liabilities	6.6	3.2
Shareholders' equity	393.5	385.7
Total liabilities and shareholders' equity	$795.0	$722.9

    Wisconsin River Power Company, of which Wisconsin Public Service owns 50% of the voting stock, is incorporated under the laws of the state of Wisconsin and has its principal office at the principal executive offices of Wisconsin Public Service. Wisconsin River Power's business consists of the operation of two hydroelectric plants on the Wisconsin River. The energy output is sold in equal parts to the three companies that previously owned equal proportions of all of the outstanding stock of Wisconsin River Power (Wisconsin Public Service, Wisconsin Power and Light, and Consolidated Water Power). Wisconsin River Power is in the final stages of constructing a combustion turbine unit. The energy output from the combustion turbine will be sold in equal parts to Wisconsin Public Service and Wisconsin Power and Light.

    Wisconsin Public Service recorded related party transactions for sales to and purchases from Wisconsin River Power during 2002, 2001, and 2000. Revenues from sales to Wisconsin River Power were $2.5 million and $1.7 million for 2002 and 2001, respectively. No sales occurred to Wisconsin River Power by Wisconsin Public Service during 2000. Purchases from Wisconsin River Power by Wisconsin Public Service were $2.1 million, $1.7 million and 1.7 million for 2002, 2001 and 2000, respectively.

    For more information on Wisconsin Public Service's ownership of Wisconsin River Power, see Note 6, Acquisitions and Sales of Assets.

    Condensed financial data of Wisconsin River Power Company for the years ended 2002, 2001, and 2000 follows.
(Millions) (2002 information is unaudited)	2002	2001	2000
Income statement data
Revenues	$ 6.4	$ 5.5	$ 5.3
Operating expenses	(4.9)	(4.3)	(4.0)
Other income (expense)	4.2	1.4	0.3
Net income	$ 5.7	$ 2.6	$ 1.6

Wisconsin Public Service's equity in net income	$ 2.7	$ 1.8	$ 0.5

Balance sheet data
Current assets	$ 3.6	$ 2.1	$ 1.3
Non-current assets	20.1	16.5	14.9
Total assets	$23.7	$18.6	$16.2

Current liabilities	$ 3.5	$ 4.3	$ 1.1
Other non-current liabilities	1.0	0.8	0.7
Shareholders' equity	19.2	13.5	14.4
Total liabilities and shareholders' equity	$23.7	$18.6	$16.2

NOTE 11--GOODWILL AND OTHER INTANGIBLES ASSETS

    Wisconsin Public Service recorded $36.1 million of goodwill related to its merger with Wisconsin Fuel and Light in April 2001. On January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and amortization of the goodwill was discontinued. There was no impairment of goodwill upon adoption of Statement No. 142. Wisconsin Public Service has elected to perform its annual impairment test during the second quarter of each year. There was no impairment in the second quarter of 2002. WPS Resources has not recorded any additional goodwill.

    Goodwill and purchased intangible assets are included in Other assets on the Consolidated Balance Sheets. Information in the tables below relates to total purchased intangible assets for the years indicated.
(Millions)	December 31, 2002
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1-30	$51.7	$(12.1)	$39.6
Customer related	1-5	3.5	(2.0)	1.5
Other	1-30	3.3	(0.4)	2.9
Total		$58.5	$(14.5)	$44.0

(Millions)	December 31, 2001
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1-30	$48.5	$(8.4)	$40.1
Customer related	1-5	2.8	(1.5)	1.3
Other	1-30	2.1	(0.3)	1.8
Total		$53.4	$(10.2)	$43.2

Aggregate Amortization Expense: For year ended December 31, 2002	$4.4 million

Estimated Amortization Expense:

For year ended December 31, 2003 For year ended December 31, 2004 For year ended December 31, 2005 For year ended December 31, 2006 For year ended December 31, 2007	$8.6 million 9.8 million 9.1 million 9.9 million 10.6 million

NOTE 12--SHORT-TERM DEBT AND LINES OF CREDIT

    WPS Resources Corporation has syndicated a $180 million 364-day revolving credit facility and Wisconsin Public Service has syndicated a $100 million 364-day revolving credit facility to provide short-term borrowing flexibility and security for commercial paper outstanding.

    The information in the table below relates to short-term debt and lines of credit for the years indicated.
(Millions, except for percentages)	2002	2001	2000
As of end of year
Commercial paper outstanding	$ 16.0	$ 15.0	$ 119.6
Average discount rate on outstanding commercial paper	1.35%	1.95%	6.63%
Short-term notes payable outstanding	$ 13.8	$ 31.2	$ 10.0
Average interest rate on short-term notes payable	1.22%	1.61%	6.73%
Available (unused) lines of credit	$264.5	$130.0	$132.0
For the year
Maximum amount of short-term debt	$133.4	$177.6	$139.5
Average amount of short-term debt	$59.7	$110.6	$ 65.6
Average interest rate on short-term debt	1.73%	4.32%	6.39%

    The commercial paper had a maturity date of January 17, 2003. The short-term notes payable have various maturity dates, as of December 31, 2002, $10.0 million is due "on demand."

NOTE 13--LONG-TERM DEBT

At December 31 (Millions)		2002	2001
Capital lease obligation - Wisconsin Public Service		$ -	$ 73.0
Less: Current portion		-	(0.9)
Long-term capital lease obligation		-	72.1

First mortgage bonds - Wisconsin Public Service
Series	Year Due
7.30%	2002	-	50.0
6.80%	2003	50.0	50.0
6.125%	2005	9.1	9.1
6.90%	2013	22.0	22.0
7.125%	2023	50.0	50.0

Senior notes - Wisconsin Public Service
Series	Year Due
6.08%	2028	50.0	50.0
6.125%	2011	150.0	150.0
4.875%	2012	150.0	-

First mortgage bonds - Upper Peninsula Power
Series	Year Due
7.94%	2003	15.0	15.0
10.0%	2008	1.5	2.1
9.32%	2021	17.1	18.0

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	-

Term loans - nonrecourse, secured by nonregulated assets		91.7	95.8
Tax exempt bonds		27.0	27.0
Notes payable to bank, secured by nonregulated plant		11.6	20.3
Senior secured note		3.1	3.3
Total		898.1	712.6
Unamortized discount and premium on bonds and debt		(2.6)	(1.2)
Total long-term debt		895.5	711.4
Less current portion		(71.1)	(55.7)
Net long-term debt		824.4	655.7
Total long-term debt and capital lease obligation		$824.4	$727.8

    In November 1995, Wisconsin Public Service signed a 25-year agreement to purchase power from De Pere Energy Center, LLC, an independent power producer, which supplied power from it's cogeneration facility. In June 1999, Phase I of the project went into operation and the contract was accounted for as a capital lease. On December 16, 2002, Wisconsin Public Service completed the purchase of the 180-megawatt De Pere Energy Center from Calpine Corporation. The purchase power agreement previously accounted for as our only capital lease was terminated with the completion of this transaction. See Note 6, Acquisitions and Sales of Assets for detailed information on the acquisition of the De Pere Energy Center.

    In November 2002, WPS Resources Corporation issued $100.0 million of 5.375% senior notes due December 2012. The senior notes are unsecured. Proceeds were used to repay short-term indebtedness and for other corporate purposes.

    In October 2002, Wisconsin Public Service retired $50.0 million of 7.30% first mortgage bonds that had reached maturity. In December 2002, Wisconsin Public Service issued $150.0 million of 4.875% senior notes due December 2012. The senior notes are secured by a pledge of first mortgage bonds and become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds. At our utility subsidiaries, plant assets secure first mortgage bonds.

    Upper Peninsula Power is required to make bond sinking fund payments for some of its outstanding first mortgage bonds.

    Borrowings by WPS Power Development under term loans and secured by nonregulated assets totaled $91.7 million. The assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of WPS Power Development, secure $6.3 million and $15.4 million, respectively, of the total outstanding amount. Both have semiannual installment payments, an interest rate of 8.75%, and mature in May 2010. Sunbury Generation, LLC, an indirect subsidiary of WPS Power Development, is the borrower of the remaining $70.0 million that is secured by its plant. Quarterly payments are made in relation to this financing that carries an interest rate of 7.8725% and matures in March 2018. This loan also has renewals in 2006 and 2012. However, if certain debt covenants are not met, the lender is not required to renew the loans.

    In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. At the time of issuance of the refunding bonds, WPS Westwood Generation, LLC, a subsidiary of WPS Power Development, owned the original bonds, the proceeds of which were used in substantial part to provide facilities. Upon issuance of the refunding bonds, the original bonds were paid off. WPS Westwood Generation was paid $27.0 million from the proceeds of the refunding bonds for the retirement of the original bonds plus accrued interest. WPS Westwood Generation is now obligated to pay the refunding bonds with monthly payments that have a floating interest rate that is reset weekly. At December 31, 2002, the interest rate was 1.55%. The bonds mature in April 2021. WPS Resources agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the refunding bonds and the related obligations and indemnities.

    As of December 31, 2002, WPS Power Development had aggregate outstanding indebtedness totaling $11.6 million of notes payable under its revolving credit note of $12.5 million. This note is secured by the assets of the Stoneman plant and is guaranteed by WPS Resources. It is due in 2003 and requires quarterly interest payments. WPS Resources plans to renew this note. The note has a variable interest rate that was at 3.012% at December 31, 2002.

    Upper Peninsula Power has a senior secured note of $3.1 million as of December 31, 2002, which requires semiannual payments at an interest rate of 9.25%, and matures in 2011.

    At December 31, 2002, WPS Resources and its subsidiaries were in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities, for WPS Resources is as follows:

Year ending December 31
(Millions)

2003	$ 71.1
2004	6.7
2005	27.7
2006	7.7
2007	8.3
Later years	776.6
Total payments	$898.1

NOTE 14--INCOME TAXES

    The principal components of our deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2002	2001

Deferred tax assets
Plant related	$ 91.5	$ 89.4
State capital and operating loss carry forwards	7.3	6.5
Deferred tax credit carry forwards	35.7	21.2
Employee benefits	45.0	38.0
Regulatory assets	1.6	5.7
Other comprehensive income	6.9	3.7
Other	(1.3)	4.8
Total	$186.7	$169.3

Deferred tax liabilities
Plant related	$209.7	$184.1
Employee benefits	38.2	30.0
Regulatory deferrals	6.7	16.2
Other	5.8	8.5
Total	$260.4	$238.8

Net deferred tax liabilities	$ 73.7	$ 69.5

    As of December 31, 2002, WPS Resources and its nonregulated affiliates had recorded a valuation allowance of $0.6 million related to state operating and capital loss carryforwards, due to the uncertainty of the ability to benefit from these losses in the future. Carryforward periods vary, but in the majority of states in which we do business the period is 15 years or more.

    WPS Resources is an indirect part owner in a facility that produces synthetic fuel from coal, as defined in Section 29 of the Internal Revenue Code. The production and sale of the synthetic fuel from this facility qualifies for tax credits under Section 29 if certain requirements are satisfied. Tax credits that are not utilized to reduce current tax expense are carried forward as alternative minimum tax credits to reduce tax expense in future years. Under current federal law alternative minimum tax credits do not expire. The Section 29 tax credit on the production and sale of coal-based synthetic fuel expires on December 31, 2007.

    The differences between income taxes determined by applying the federal statutory rate to income before tax expense for the periods ended December 31 are as follows:
(Millions, except for percentages)	2002		2001		2000
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$ 48.1	35.0%	$ 29.9	35.0%	$ 26.6
State income taxes, net	5.3	7.3	5.3	4.5	5.5	4.2
Rate difference on reversal of income tax temporary differences	(1.2)	(1.6)	(2.5)	(2.2)	(2.1)	(1.6)
Plant related	(0.8)	(0.9)	(1.2)	(1.0)	-	-
Federal tax credits	(18.7)	(25.7)	(28.1)	(24.0)	(26.4)	(20.1)
Other differences, net	(1.5)	(2.4)	(2.9)	(2.4)	(4.1)	(3.1)
Effective income tax	18.1%	$ 24.8	5.6%	$ 4.8	7.9%	$ 6.0

Current provision
Federal		$ 10.1		$ 29.2		$ 13.7
State		11.2		8.5		8.6
Total current provision		21.3		37.7		22.3
Deferred benefit		3.5		(32.9)		(16.3)
Total income tax expense		$ 24.8		$ 4.8		$ 6.0

NOTE 15--COMMITMENTS AND CONTINGENCIES

Fuel and Purchased Power

    WPS Resources routinely enters into long-term commodity purchase and sale commitments that have various quantity requirements and durations.

    Wisconsin Public Service has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply extend through 2016 and total $185.3 million. Of that amount, there is one long-term contract totaling $81.1 million that provides approximately 24% of the total requirements of Wisconsin Public Service through 2016. Through 2014, Wisconsin Public Service has obligations totaling $411.5 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $130.1 million through October 2010.

    Wisconsin Public Service expects to recover these costs in future customer rates. Additionally, Wisconsin Public Service has contracts to sell electricity and natural gas to customers. Many of these contracts have indefinite lives.

    WPS Power Development also enters into long-term commodity contracts, mainly related to the purchase of coal for the Sunbury plant. The contracts total $16.4 million and extend through 2016.

    WPS Energy Services has unconditional purchase obligations related to energy supply contracts that total $1,005.2 million and extend through 2007.

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

Nuclear Plant Operation

    The commercial nuclear power industry recently experienced several instances of cracking and leakage of the reactor vessel head. In response to these instances of degradation, the Nuclear Regulatory Commission mandated that inspections be performed at each plant. During the Kewaunee nuclear power plant's 2001 refueling outage, a complete visual head inspection was performed which did not reveal any problems. During the spring 2003 refueling outage, a complete visual head inspection will again be performed. If any indicated flaws are found, a more detailed reactor vessel head inspection will be necessary at a cost of approximately $5 million and a one-week outage delay. At this time, however, Wisconsin Public Service does not anticipate that the more detailed inspection will be required. Wisconsin Public Service is evaluating the replacement of the reactor vessel head to avoid the cost of future required inspections. Assuming approval from the Public Service Commission of Wisconsin, Wisconsin Public Service anticipates that replacement of the reactor vessel head will occur during the fall 2004 refueling outage at a cost of approximately $20 million.

    See Note 8, Nuclear Plant Operation, for detailed information on the operations of the Kewaunee plant.

Clean Air Regulations

    The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions begin in 2003 and gradually increase to 2007. This plan affects Edgewater Unit 4, of which Wisconsin Public Service owns 31.8%. A compliance plan for this unit was initiated in 2000. The plan includes a combination of combustion optimization and emission trading at a cost to Wisconsin Public Service of about $5 million. About 70% of the project has been completed.

    The State of Wisconsin is also seeking voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.

    Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard (the current and projected fuel meets the sulfur content limit). Wisconsin Public Service and the Wisconsin Department of Natural Resources developed a plan to eliminate the modeled exceedance by extending the existing stacks at Weston Units 1 and 2 by 55 feet and limiting the sulfur content of the fuel to 1.2 pounds per million Btu. The cost of the stack extension is about $0.9 million. The United States Environmental Protection Agency is studying the proposal related to increasing the stack height. To date the United States Environmental Protection Agency has been unwilling to agree with this approach unless further studies are done to support the stack height increase. If the United States Environmental Protection Agency does not accept this proposal, additional reduction in sulfur content of fuel burned or significant operational limitations may result. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

    In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against utilities. In these enforcement proceedings, the United States Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the United States Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the United States Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

    In December 2000, Wisconsin Public Service received from the United States Environmental Protection Agency a request for information under Section 114 of the Clean Air Act. The United States Environmental Protection Agency sought information and documents relating to work performed on the coal-fired boilers located at the Pulliam and Weston electric generating stations of Wisconsin Public Service. Wisconsin Public Service filed a response with the United States Environmental Protection Agency in early 2001.

    On May 22, 2002, Wisconsin Public Service received a follow-up request from the United States Environmental Protection Agency seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5 and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the United States Environmental Protection Agency's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

    In 2000, 2001, and 2002, Wisconsin Power and Light Company received a similar series of United States Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company, and Wisconsin Public Service). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

    Depending upon the results of the United States Environmental Protection Agency's review of the information, the United States Environmental Protection Agency may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation, or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. To date, the United States Environmental Protection Agency has not responded to the 2002 follow-up filings made by Wisconsin Public Service and Wisconsin Power and Light.

    In response to the United States Environmental Protection Agency Clean Air Act enforcement initiative, several utilities have elected to settle with the United States Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units, and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities, as well as the duration of alleged violations, and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

    If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam or Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

    At the end of December, 2002 the United States Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive.

    The Wisconsin Department of Natural Resources initiated a rulemaking effort to control mercury emissions. Coal-fired generation plants are the primary targets of this effort. The proposed rule was open to comment in October 2001. As proposed, the rule requires phased-in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost approximately $105 million per year to achieve the proposed 90% reductions.

Partial Sale of ECO Coal Pelletization #12

    In November 2001, WPS Power Development, through its subsidiary ECO Coal Pelletization #12 LLC, entered into a transaction with a subsidiary of a public company resulting in ECO #12 contributing its synthetic fuel producing machinery to a newly-formed entity in exchange for cash and a one-third ownership interest in the newly-formed entity.

    The transaction generated a pre-tax gain of $40.2 million of which $38.0 million had been deferred as of December 31, 2001 as a result of certain rights of rescission and put options being granted to the buyer. All of these rights of rescission and the put options expired in 2002, and as a result WPS Power Development recognized all of the $38.0 million deferred gain in 2002.

    Concurrent with the sale of a portion of this project, WPS Power Development bought out the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, $21.3 million was held in escrow that was released proportionately as the respective rescission rights and put options expired. As of December 31, 2002, this escrow had a balance of $3.5 million that will be transferred in 2003 as remaining contingencies expire that are not related to the recognition of deferred gain.

    For more information on the transactions, see Note 6, Acquisitions and Sales of Assets.

Manufactured Gas Plant Remediation

    Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites, including two sites formerly owned by Wisconsin Fuel and Light. As of the fall of 2002, cleanup of the land portion of the Oshkosh, Stevens Point, and two Sheboygan sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. River sediment remains to be addressed at the Oshkosh site, as well as other sites. Wisconsin Public Service anticipates that work will commence on the land portion of the Green Bay site in the first quarter of 2003. Costs of the cleanups, completed to date, were within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $38.7 million to $43.7 million. These estimates may be adjusted in the future based on remediation technology, regulatory requirements, and the assessment of natural resources damages.

    Wisconsin Public Service currently has a $38.7 million liability recorded for cleanup with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs, net of insurance recoveries, in future customer rates. Carrying costs associated with the cleanup expenditures will not be recoverable. Wisconsin Public Service has received $12.7 million in insurance recoveries that we recorded as a reduction to the regulatory asset.

NOTE 16--EMPLOYEE BENEFIT PLANS

    WPS Resources has non-contributory qualified retirement plans covering substantially all employees under which the company may make annual contributions to an irrevocable trust. We established the plans to provide retired employees, who meet conditions relating to age and length of service, with a monthly payment. Wisconsin Public Service administers and maintains the plans. These plans are fully funded and no contributions were made to them in 2002, 2001, or 2000.

    WPS Resources also currently offers medical, dental, and life insurance benefits to employees and their dependents. We expense these items for active employees as incurred. We fund benefits for retirees through irrevocable trusts as allowed for income tax purposes. Wisconsin Public Service and Upper Peninsula Power expensed and recovered through customer rates the net periodic benefit cost. Our nonregulated subsidiaries expensed allocated amounts. Our non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 38.6% tax rate.

    All pension costs are accounted for under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." All postretirement plan costs are accounted for under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standards require the company to accrue the cost of these benefits as expense over the period in which the employee renders service. The transition obligation for current and future retirees under Statement of Financial Accounting Standards No. 106 is recognized over 20 years beginning in 1993.

    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the three one-year periods ending December 31, 2002, 2001, and 2000, and a statement of the funded status as of December 31 for each year:
(Millions)	2002	2001	2000

Reconciliation of benefit obligation - pension
Obligation at January 1	$495.2	$484.9	$396.7
Service cost	11.5	11.0	10.2
Interest cost	33.7	32.7	31.5
Plan amendments	-	0.2	56.5
Actuarial (gain) loss	26.2	35.4	2.2
Acquisitions	-	13.1	-
Benefit payments	(32.5)	(21.2)	(19.4)
(Settlements)/curtailments	-	(60.9)	7.2
Obligation at December 31	$534.1	$495.2	$484.9

Reconciliation of fair value of plan assets - pension
Fair value of plan assets at January 1	$591.9	$676.1	$654.3
Actual return on plan assets	(47.8)	(13.7)	41.2
Employer contributions	-	-	-
Acquisitions	-	18.1	-
Benefit payments	(32.5)	(88.6)	(19.4)
Fair value of plan assets at December 31	$511.6	$591.9	$676.1

Funded status at December 31	$(22.5)	$96.7	$191.2
Unrecognized transition (asset) obligation	(0.2)	(2.2)	(6.1)
Unrecognized prior-service cost	53.6	59.1	64.4
Unrecognized (gain) loss	53.2	(69.3)	(186.5)
Net prepaid benefit cost	$84.1	$84.3	$ 63.0

(Millions)	2002	2001	2000

Reconciliation of benefit obligation - other
Obligation at January 1	$176.2	$102.6	$135.2
Service cost	5.3	3.0	2.7
Interest cost	12.5	7.6	7.8
Plan amendments	(4.7)	-	(16.8)
Actuarial (gain) loss	52.5	65.5	(19.0)
Acquisitions adjustments	-	3.7	(1.3)
Benefit payments	(7.5)	(6.2)	(6.0)
Obligation at December 31	$234.3	$176.2	$102.6

Reconciliation of fair value of plan assets - other
Fair value of plan assets at January 1	$134.7	$152.3	$149.7
Actual return on plan assets	(14.8)	(4.4)	7.9
Employer contributions	7.3	(7.0)	0.7
Benefit payments	(7.5)	(6.2)	(6.0)
Fair value of plan assets at December 31	$119.7	$134.7	$152.3

Funded status at December 31	$(114.6)	$ (41.5)	$ 49.7
Unrecognized transition (asset) obligation	13.1	14.4	15.7
Unrecognized prior-service cost	(16.3)	(12.9)	(14.1)
Unrecognized (gain) loss	66.0	(12.4)	(96.9)
Net accrued benefit liability	$ (51.8)	$ (52.4)	$ (45.6)

    The following table provides the components of net periodic benefit cost for the plans for the one-year periods ended December 31, 2002, 2001, and 2000:
(Millions)	2002	2001	2000

Net periodic benefit cost - pension
Service cost	$11.5	$11.0	$10.2
Interest cost	33.7	32.7	31.5
Expected return on plan assets	(47.7)	(47.0)	(46.3)
Amortization of transition asset	(2.0)	(3.5)	(3.6)
Amortization of prior-service cost	5.5	5.5	4.7
Amortization of net gain	(0.8)	(2.3)	(2.7)
Net periodic benefit cost before settlement gain/curtailment loss	$ 0.2	$ (3.6)	$(6.2)
(Settlement gain)/curtailment loss	-	(12.7)	8.7
Regulatory liability/(asset) offset	-	11.8	(8.1)
Amortization of settlement gain regulatory liability	(11.8)	-	-
Amortization of curtailment loss regulatory asset	8.1	-	-
Net periodic benefit cost	$ (3.5)	$ (4.5)	$(5.6)

Net periodic benefit cost - other
Service cost	$ 5.3	$ 3.0	$ 2.7
Interest cost	12.5	7.6	7.8
Expected return on plan assets	(10.2)	(9.7)	(9.3)
Amortization of transition obligation	1.3	1.3	1.8
Amortization of prior-service cost	(1.2)	(1.2)	(0.7)
Amortization of net gain	(1.2)	(4.6)	(4.6)
Net periodic benefit cost	$ 6.5	$(3.6)	$(2.3)

    During 2000, WPS Resources made substantial changes to the administrative employees' portion of the pension and postretirement benefit plans. Effective January 1, 2001, the administrative employees' pension plan was changed to a pension equity plan with a lump sum distribution option for all future retirees. Additionally, all future administrative retirees will no longer be given subsidized postretirement medical and dental coverage. Due to employees who waited until 2001 to retire to take advantage of the new plan benefits and various reorganizations, including the formation of Nuclear Management Company, a significant number of employees left our pension plan in early 2001. This required curtailment accounting for the year 2000 under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Most of the 2000 curtailment loss was deferred as a regulatory asset.

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

    Based on a rate order received from the Public Service Commission of Wisconsin, during 2002 Wisconsin Public Service amortized the entire regulatory asset and regulatory liability relating to the aforementioned curtailment loss and settlement gain.

    The assumptions used in measuring WPS Resources' benefit obligation are shown in the following table:
	2002	2001	2000
Weighted average assumptions as of December 31 - pension
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	5.50%	5.50%	5.50%

Weighted average assumptions as of December 31 - other
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.75%	8.75%	8.75%

    The assumptions used for WPS Resources' medical and dental cost trend rates are shown in the following table:
	2002	2001	2000
Assumed medical cost trend rate (under age 65)	12.0%	10.0%	7.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2011	2008	2006

Assumed medical cost trend rate (over age 65)	14.0%	12.0%	7.0%
Ultimate trend rate	6.5%	6.5%	5.0%
Ultimate trend rate reached in	2011	2008	2006

Assumed medical cost trend rate	6.0%	7.0%	7.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2004	2004	2006

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:
(Millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$ 3.4	$ (2.8)
Effect on the health care component of the accumulated postretirement benefit obligation	$41.2	$(32.5)

    WPS Resources also sponsors several non-qualified pension plans covering certain current and former employees. These non-qualified pension plans are not funded. WPS Resources' projected benefit obligation under these plans was $19.7 million at December 31, 2002, $17.9 million at December 31, 2001, and $12.7 million at December 31, 2000. WPS Resources' pension expense under these plans was $2.4 million in 2002, $2.0 million in 2001, and $1.7 million in 2000. The accumulated benefit obligation for these plans has risen due to recent plan design changes and the decline in the discount rate used to estimate the plans' liability. Therefore, WPS Resources was required to adjust the minimum pension liability recorded on the December 31, 2002 Consolidated Balance Sheet. The effect of this adjustment was to increase pension liabilities by $8.0 million, increase intangible assets by $3.5 million, increase deferred tax assets by $1.8 million, and increase accumulated other comprehensive loss by $2.7 million. Because these adjustments were non-cash, their effect has been excluded from the accompanying Consolidated Statement of Cash Flows.

    WPS Resources has an Employee Stock Ownership Plan that held 2.0 million shares of WPS Resources common stock (market value of approximately $76.7 million) at December 31, 2002. WPS Resources' net period benefit cost under this plan was $4.8 million in 2002, $4.5 million in 2001, and $2.4 million in 2000.

NOTE 17--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST

    On July 30, 1998, WPSR Capital Trust I, a Delaware business trust, issued $50.0 million of trust preferred securities to the public. WPS Resources owns all of the outstanding trust common securities of the Trust, and the only asset of the Trust is $51.5 million of subordinated debentures that we issued. The debentures are due on June 30, 2038 and bear interest at 7% per year. The terms and interest payments on the debentures correspond to the terms and distributions on the trust preferred securities. We have consolidated the preferred securities of the Trust into our financial statements. We reflect the interest payments on the debentures as Distributions - preferred securities of subsidiary trust on the Consolidated Statements of Income. These payments are tax deductible by WPS Resources.

    We may defer interest payments on the debentures for up to 20 consecutive quarters. This would require the deferral of distributions on the trust preferred securities as well. If we would defer interest payments, interest and distributions would continue to accrue and compounding interest on the deferred amounts would also accrue. Through 2001, we have not deferred interest payments. After July 30, 2003, we may redeem all or part of the debentures. This would require the Trust to redeem an equal amount of trust securities at face value plus any accrued interest and unpaid distributions. We entered into a limited guaranty of payment of distributions, redemption payments, and liquidation payments with respect to the trust preferred securities. This guaranty, together with our obligations under the debentures, and under other related documents, provides a full and unconditional guaranty by us of amounts due on the outstanding trust preferred securities.

NOTE 18--PREFERRED STOCK OF SUBSIDIARY

    Our wholly owned subsidiary, Wisconsin Public Service, has issued preferred stock with no mandatory redemption and a $100 par value. The following table shows the shares outstanding of the 1,000,000 shares authorized:

(Millions, except share amounts)	Series	Shares Outstanding	2002	2001
	5.00%	132,000	$13.2	$13.2
	5.04%	30,000	3.0	3.0
	5.08%	50,000	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total		512,000	$51.2	$51.2

NOTE 19--COMMON EQUITY
Shares outstanding at December 31	2002	2001
Common stock, $1 par value, 100,000,000 shares authorized	32,040,875	31,496,296
Treasury stock	65,650	307,052
Average cost of treasury shares	$23.62	$25.17
Shares in deferred compensation trust	166,446	135,995
Average cost of deferred compensation trust shares	$32.29	$30.67

    As part of the merger of Wisconsin Fuel and Light into Wisconsin Public Service, 1,763,943 shares of common stock were issued on April 1, 2001 to former Wisconsin Fuel and Light shareholders. See Note 6, Acquisitions and Sales of Assets for more information on the merger.

    On December 17, 2001, 2,300,000 shares of WPS Resources common stock were issued at $34.36 per share and resulted in a net increase in equity of $76.0 million.

    Effective January 2001, we began issuing new stock under our Stock Investment Plan and under certain of our stock-based employee benefit plans. During 2002 and 2001, WPS Resources issued 790,081 and 598,328 shares, respectively, under these plans. These stock issues increased equity $28.3 million in 2002 and $20.3 million in 2001.

    In December 1996, we adopted a Shareholder Rights Plan. The plan is designed to enhance the ability of the Board of Directors to protect shareholders and WPS Resources if efforts are made to gain control of our company in a manner that is not in our best interests or the best interests of our shareholders. The plan gives our existing shareholders, under certain circumstances, the right to purchase stock at a discounted price. The rights expire on December 11, 2006.

    At December 31, 2002, we had $398.0 million of retained earnings available for dividends.

    Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options and performance share grants. The calculation of diluted earnings per share for the years shown excludes some stock option plan shares that had an anti-dilutive effect. The shares having an anti-dilutive effect are not significant for any of the years shown. The following table reconciles the computation of basic and diluted earnings per share:
Reconciliation of Earnings Per Share
(Millions, except per share amounts)	2002	2001	2000
Net income available to common shareholders	$109.4	$77.6	$67.0
Basic weighted average shares	31.7	28.2	26.5
Incremental issuable shares	0.2	0.1	-
Diluted weighted average shares	31.9	28.3	26.5
Basic earnings per common share	$3.45	$2.75	$2.53
Diluted earnings per common share	$3.42	$2.74	$2.53

NOTE 20--STOCK OPTION PLANS

    In 2001, shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan for certain management personnel. In 1999, shareholders approved the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. In December 1999, the Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations are used to account for these plans. Accordingly, no compensation costs have been recognized for these plans in 2002, 2001, or 2000.

    Under the provisions of the 2001 Omnibus Incentive Compensation Plan, the number of shares for which stock options may be granted may not exceed 2 million, and no single employee that is the chief executive officer of WPS Resources or any of the other four highest compensated officers of WPS Resources or its subsidiaries can be granted options for more than 150,000 shares during any calendar year. Under the provisions of the WPS Resources Corporation 1999 Stock Option Plan, the number of shares for which options may be granted may not exceed 1.5 million and no single employee can be granted options for more than 0.4 million shares during any five-year period. No additional stock options will be issued under the 1999 Stock Option Plan, although the plan will continue to exist for purposes of the existing outstanding options. Stock options are granted by the Compensation and Nominating Committee of the Board of Directors and may be granted at any time. No stock options will have a term longer than ten years. The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option was granted.

    Stock options were granted under the 1999 Stock Option Plan on February 11, 1999 (subject to shareholder approval of the 1999 Stock Option Plan that was received on May 6, 1999, at which time the exercise price was established for the initial grant), March 13, 2000, and December 14, 2000, with exercise prices of $29.875, $23.1875, and $34.75, respectively. During 2001, stock options were granted under the 2001 Omnibus Plan on July 12 and December 13, with exercise prices of $34.38 and $34.09, respectively. During 2002, stock options were granted under the 2001 Omnibus Plan on January 28, April 11, and December 12, with exercise prices of $36.38, $41.29, and $37.96, respectively. These stock options vest and become exercisable in equal 25% installments over a four-year period.

    The number of stock options granted under the 1999 Non-Employee Directors Stock Option Plan may not exceed 100,000, and the shares delivered thereunder consist solely of treasury shares. Stock options are granted at the discretion of the Board of Directors. No options may be granted under this plan after December 31, 2008. All options have a ten-year life, but may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the stock options were granted. Options were granted on December 9, 1999 and February 10, 2000, with exercise prices of $25.4375 and $25.6875, respectively.

    The number of shares subject to each stock option plan, each outstanding stock option, and stock option exercise prices are subject to adjustment in the event of any stock split, stock dividend, or other transaction affecting our outstanding common stock.

    The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes stock option pricing model assuming:
	WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan	WPS Resources 1999 Stock Option Plan	WPS Resources 1999 Non-Employee Directors Stock Option Plan

Annual dividend yield
February 10, 2000			6.56%
March 13, 2000		8.71%
December 14, 2000		5.93%
July 12, 2001	6.58%
December 13, 2001	6.60%
January 28, 2002	6.60%
April 11, 2002	6.58%
December 12, 2002	6.23%

Expected volatility
February 10, 2000			17.44%
March 13, 2000		15.50%
December 14, 2000		20.40%
July 12, 2001	20.93%
December 13, 2001	20.19%
January 28, 2002	20.53%
April 11, 2002	19.53%
December 12, 2002	20.08%

Risk-free interest rate
February 10, 2000			6.86%
March 13, 2000		6.36%
December 14, 2000		5.23%
July 12, 2001	5.54%
December 13, 2001	5.62%
January 28, 2002	5.40%
April 11, 2002	5.57%
December 12, 2002	4.43%

Expected life (in years)	10	10	10

    A summary of the status of the stock option plans as of December 31, 2002 is presented below:
Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Omnibus plan	327,427	$34.1038
Employee plan	705,916	30.9806
Director plan	23,150	25.4699
Granted during 2002
Omnibus plan	341,613	38.0064
Exercised during 2002
Employee plan	206,849	29.5512
Director plan	3,750	25.4375
Forfeited during 2002
Omnibus plan	5,492	34.0900
Employee plan	7,046	32.6744
Outstanding at end of year
Omnibus plan	663,548	36.1131
Employee plan	492,021	31.5572
Director plan	19,400	25.4762
Options exercisable at year-end
Omnibus plan	80,484	34.1040
Employee plan	256,011	31.6679
Director plan	19,400	25.4762
Weighted-average fair value of options granted during 2002
Omnibus plan
$3.64

    A summary of the status of the stock option plans as of December 31, 2001 is presented below:
Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Omnibus plan	-	-
Employee plan	722,416	$30.9322
Director plan	24,000	25.4688
Granted during 2001
Omnibus plan	327,427	34.1038
Exercised during 2001
Employee plan	16,500	28.8617
Director plan	850	25.4375
Forfeited during 2001	-	-
Outstanding at end of year
Omnibus plan	327,427	34.1038
Employee plan	705,916	30.9806
Director plan	23,150	25.4699
Options exercisable at year-end
Employee plan	283,604	30.6072
Director plan	23,150	25.4699
Weighted-average fair value of options granted during 2001
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
Weighted-average fair value of options granted during 2000
Employee plan Director plan
$3.87 $3.01

    The stock options outstanding at December 31, 2002 under the 2001 Omnibus Plan for an aggregate of 663,548 shares have exercise prices between $34.0900 and $41.2900 and are summarized below:
2001 Omnibus Plan Options Outstanding
Exercise prices	Options outstanding at December 31, 2002	Weighted-average exercise price	Weighted-average remaining contractual life (in years)

$34.0900	306,363	$34.0900	9
34.3800	15,572	34.3800	9
36.3800	500	36.3800	9
37.9600	336,113	37.9600	10
41.2900	5,000	41.2900	9

    The stock options at December 31, 2002 exercisable under the 2001 Omnibus Plan for an aggregate of 80,484 shares have exercise prices of $34.0900 and $34.3800 and remaining lives of 9 years.

    The stock options outstanding at December 31, 2002 under the 1999 Stock Option Plan for an aggregate of 492,021 shares have exercise prices between $23.1875 and $34.7500 and are summarized below:
1999 Stock Option Plan Options Outstanding
Exercise prices	Options outstanding at December 31, 2002	Weighted-average exercise price	Weighted-average remaining contractual life (in years)

$23.1875	23,500	$23.1875	7
29.8750	266,500	29.8750	7
34.7500	202,021	34.7500	8

    The stock options at December 31, 2002 exercisable under the 1999 Stock Option Plan for an aggregate of 256,011 shares have exercise prices of $23.1875, $29.8750, and $34.7500 and remaining lives of 7, 7, and 8 years, respectively.

    The stock options outstanding at December 31, 2002 under the 1999 Non-Employee Director Stock Option Plan for an aggregate of 19,400 shares have exercise prices of $25.4375 and $25.6875 and are summarized below:
1999 Non-Employee Director Stock Option Plan Options Outstanding
Exercise prices	Options outstanding at December 31, 2002	Weighted average exercise price	Weighted average remaining contractual life (in years)

$25.4375	16,400	$25.4375	7
25.6875	3,000	25.6875	7

    All remaining stock options granted under the 1999 Non-Employee Stock Option Director Plan for an aggregate of 19,400 shares are exercisable at year-end at the above referenced exercise prices.

NOTE 21--REGULATORY ENVIRONMENT

    Wisconsin Public Service filed for and received an interim rate order in the Wisconsin jurisdiction effective January 1, 2002. The order authorized a $55.5 million increase in electric revenues and an increase of $11.2 million in gas revenues on an annual basis. A final rate order for 2002 authorized a $58.6 million increase in electric revenues and an increase of $10.6 million in natural gas revenues on an annual basis. Wisconsin Public Service refunded the over collection of natural gas revenues in July 2002. The revenues are based on a 12.3% return on utility common equity, with equity constituting 55% of the capital structure. The final rate order was effective June 22, 2002.

    In March 2002, Wisconsin Public Service filed a request, with the Public Service Commission of Wisconsin, for a $50.7 million electric rate increase and an $8.7 million natural gas rate increase for the 2003/2004 biennium. The rate request included a 12.6% return on equity with no change in the capital structure. The request is needed to cover increases in medical benefit costs, Kewaunee's scheduled refueling outage, a portion of the costs for a proposed 500 megawatt coal-fired generation plant to be completed in 2008, construction of a combustion turbine at the Pulliam plant, higher rate base, taxes, and depreciation. In the fourth quarter of 2002, Wisconsin's newly-elected governor appointed a new chair of the Public Service Commission. Wisconsin Public Service expects a final order by mid March 2003. We anticipate the order to authorize a 12% return on equity with no change in the capital structure.

    In August 2002, Upper Peninsula Power filed an application for a 2003 rate increase. Upper Peninsula Power requested an increase of $9.9 million and a 12.6% return on equity, with equity constituting 55% of the capital structure. On December 20, 2002, the Michigan Public Service Commission approved an 8.95% increase in retail electric rates for customers of Upper Peninsula Power. The commission granted an 11.4% return on equity with the new rates being effective December 21, 2002. This is the first base rate increase for Upper Peninsula Power in 10 years.

NOTE 22--SEGMENTS OF BUSINESS

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
Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2002	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Total revenues	$763.1	$310.7	$1,073.8	$1,495.5	$145.2	$1.3	$(40.9)	$2,674.9
Depreciation and decommissioning	72.6	13.3	85.9	1.1	10.5	0.5	-	98.0
Miscellaneous income	6.3	0.3	6.6	1.8	27.7	18.1	(6.4)	47.8
Interest expense	28.7	6.3	35.0	1.6	9.2	18.9	(6.6)	58.1
Provision for income taxes	31.9	12.4	44.3	7.0	(22.6)	(3.6)	(0.3)	24.8
Income available for common shareholders	61.0	18.4	79.4	11.0	24.0	(5.0)	-	109.4
Balance Sheet
Total assets	1,465.9	401.4	1,867.3	877.2	358.1	172.7	(67.4)	3,207.9
Cash expenditures for long-lived assets	164.3	34.0	198.3	0.8	27.0	3.0	-	229.1

* Includes only utility operations. Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2001	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Total revenues	$675.7	$321.6	$997.3	$1,575.1	$141.5	$1.3	$(39.7)	$2,675.5
Depreciation and decommissioning	66.4	11.7	78.1	0.7	7.4	0.4	-	86.6
Miscellaneous income	14.5	0.2	14.7	1.1	2.8	27.2	(8.3)	37.5
Interest expense	28.3	6.0	34.3	0.2	10.3	19.3	(8.3)	55.8
Provision for Income taxes	31.6	5.9	37.5	4.0	(34.8)	(1.8)	(0.1)	4.8
Income available for common shareholders	58.8	8.9	67.7	6.4	2.3	1.3	(0.1)	77.6
Balance Sheet
Total assets	1,356.8	375.2	1,732.0	720.1	323.1	167.7	(72.9)	2,870.0
Cash expenditures for long-lived assets	175.8	24.9	200.7	10.9	32.1	5.0	-	248.7

* Includes only utility operations. Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2000	Electric Utility*	Gas Utility*	Total Utility*	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
Total revenues	$ 642.7	$264.5	$ 907.2	$955.6	$128.1	$ 1.2	$(43.1)	$1,949.0
Depreciation and decommissioning	82.4	8.9	91.3	1.4	6.7	0.5	-	99.9
Miscellaneous income	18.1	0.1	18.2	0.9	1.0	9.7	(9.6)	20.2
Interest expense	27.3	4.8	32.1	0.4	10.9	20.7	(13.3)	50.8
Provision for income taxes	33.6	7.6	41.2	0.9	(29.2)	(6.9)	-	6.0
Income available for common shareholders	60.7	11.6	72.3	1.7	0.9	(7.9)	-	67.0
Balance Sheet
Total assets	1,239.0	305.5	1,544.5	924.9	233.1	178.0	(64.4)	2,816.1
Cash expenditures for long-lived assets	138.0	21.5	159.5	0.3	39.0	0.3	-	199.1

* Includes only utility operations. Nonutility operations are included in the Other column.

NOTE 23--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions, except for share amounts)	Three Months Ended
	2002
	March	June	September	December	Total
Operating revenues	$671.3	$579.4	$609.6	$814.6	$2,674.9
Income available for common shareholders	$ 28.1	$ 21.7	$ 30.5	$ 29.1	$ 109.4
Average number of shares of common stock	31.4	31.7	31.9	32.0	31.7
Basic earnings per share *	$0.89	$0.68	$0.96	$0.91	$3.45
Diluted earnings per share *	$0.89	$0.68	$0.95	$0.91	$3.42

	2001
	March	June	September	December	Total
Operating revenues	$997.5	$577.1	$517.1	$583.8	$2,675.5
Income available for common shareholders	$ 23.6	$ 11.7	$ 21.8	$ 20.5	$ 77.6
Average number of shares of common stock	26.5	28.6	28.7	29.2	28.2
Basic earnings per share *	$0.89	$0.41	$0.76	$0.70	$2.75
Diluted earnings per share *	$0.89	$0.41	$0.76	$0.70	$2.74

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.

* Earnings per share for the individual quarters do not total the year ended earnings per share amount because of the significant changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

NOTE 24--NEW ACCOUNTING STANDARDS

    Effective January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, amortization of goodwill is no longer allowed. Instead, an assessment of fair value will be used to test for impairment of goodwill on an annual basis or when circumstances indicate a possible impairment.

    Most of the goodwill at WPS Resources is related to the Wisconsin Fuel and Light acquisition. In accordance with the requirements of the statement, we prepared an evaluation of the fair market value of the gas utility business segment to assess the potential impairment of the goodwill balance. Based on the estimated fair value, an impairment charge was not required at January 1, 2002.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or normal operation of that asset. Retirement obligations within the scope of Statement No. 143 are those for which a legal obligation exists for retirement costs. Statement No. 143 requires such legal obligations to be recognized at their fair value in the period incurred. Upon initial recognition of the liability, the asset retirement cost is capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. The liability is then accreted over time by applying the interest method of allocation to the liability. The cumulative effect of initially applying this statement is recognized as a change in accounting principle. WPS Resources adopted Statement No. 143 effective January 1, 2003.

    Legal retirement obligations identified for the regulated segments of WPS Resources relate primarily to the final decommissioning of our Kewaunee nuclear plant. We have also identified other legal retirement obligations that are currently not significant to the financial statements of WPS Resources. Pursuant to Statement No. 71, "Accounting for the Effects of Certain Types of Regulation," we will establish regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under Statement No. 143. For our regulated segments, the adoption of Statement No. 143 will change the method we use to report legal retirement obligations on the balance sheet, but will have no impact on income. Upon implementation of Statement No. 143, we will reclassify previously recorded liabilities for nuclear decommissioning in the amount of approximately $291 million from accumulated depreciation and capitalize a net asset retirement cost of approximately $92 million, resulting in an increase in net Property, plant and equipment of approximately $383 million. We will record an asset retirement obligation of approximately $326 million. The difference of approximately $57 million between previously recorded liabilities and the liability recorded as a result of adopting Statement No. 143 will be deferred as a regulatory liability.

    The regulated segments of WPS Resources recognize removal costs as a component of depreciation in accordance with regulatory treatment. These costs do not have associated legal retirement obligations and, therefore, are outside the scope of SFAS No. 143. We estimate that at December 31, 2002, there are approximately $173 million of these regulatory liabilities included in accumulated depreciation.

    The nonregulated segments of WPS Resources have identified a legal retirement obligation related to closure of an ash basin located at the Sunbury generating facility. Based on current information and assumptions, we expect to record an increase in net Property, plant, and equipment of approximately $1 million, recognize an additional liability of approximately $2 million, and recognize a cumulative effect of adoption after tax that will reduce net income by $0.3 million in 2003.

    Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement intends to unify the accounting for long-lived assets to be disposed of, based on the framework established by Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement did not have a significant impact on WPS Resources.

    The Emerging Issues Task Force of the Financial Accounting Standards Board clarifies accounting standards for diversity in practice. The Task Force reached consensus on several issues related to energy trading company operations in June 2002 under Emerging Issues Task Force Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." On October 30, 2002, the Task Force issued guidance that superseded its consensus from June 2002.

    Issue 02-03, when adopted by WPS Resources, will require reporting revenues net of related cost of sales for all energy trading derivative instruments within the scope of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," classified as trading. On a prospective basis, WPS Energy Services is following the definition of trading in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which results in only those transactions that are speculative in nature being considered trading. Speculative transactions have always been reported as net and, thus, there will be minimal impact to the presentation of revenues and expenses going forward. Issue 02-03 also requires a retroactive reporting of revenues net of related cost of sales for all energy derivatives classified as trading under Issue 98-10. This will have a significant impact on previously reported revenues of WPS Energy Services, but not on margins or Income available for common shareholders.

    The Emerging Issues Task Force came to a further consensus to rescind Issue 98-10 and preclude mark-to-market accounting for energy trading contracts that are not derivatives pursuant to Statement No. 133. WPS Energy Services has followed the accounting guidance presented under Issue 98-10 since January 1, 2000. The rescission was effective for all energy trading contracts entered into after October 25, 2002, and is effective January 1, 2003 for contracts entered into on or prior to October 25, 2002. Implementation of Issue 02-03 will not change the economics or cash flows of the underlying transactions. Issue 98-10 required that energy trading contracts be marked to market (that is, measured at fair value as of the balance sheet date) with the gains and losses included in earnings. As a result of the rescission, WPS Energy Services was required to re-evaluate its contracts within the hierarchy of generally accepted accounting principles excluding Issue 98-10. Those trading contracts entered into on or prior to October 25, 2002 have been evaluated under Statement No. 133 with the result of the evaluation being a cumulative effect of a change in accounting principle at January 1, 2003 of approximately $3 million after tax positive impact to net income. This cumulative effect represents the reversal of the risk management assets and liabilities for those contracts that are not derivatives or designated as normal pursuant to Statement No. 133 that were recorded on WPS Energy Service's financial statements at December 31, 2002.

    In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 were effective for financial statements ending after December 15, 2002. WPS Resources did not meet any of the requirements for disclosure at December 31, 2002. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At this time, we do not anticipate a significant impact on the statements of WPS Resources as a result of implementing the recognition requirements of Interpretation No. 45.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect a significant impact on our consolidated financial statements as a result of adopting Interpretation No. 46.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

F. INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of WPS Resources Corporation

    We have audited the accompanying consolidated balance sheets of WPS Resources Corporation and subsidiaries (the "Company"), as of December 31, 2002 and 2001, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 29, 2003

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

G. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2002	2001	2000

Operating revenues
Electric	$696.9	$610.7	$576.0
Gas	310.7	321.6	264.5
Total operating revenues	1,007.6	932.3	840.5
Operating expenses
Electric production fuels	127.7	122.8	128.5
Purchased power	89.5	90.0	62.6
Gas purchased for resale	198.6	230.2	185.1
Other operating expenses	257.5	192.5	160.7
Maintenance	69.4	69.7	67.4
Depreciation and decommissioning	81.9	72.6	85.3
Federal income taxes	33.0	29.3	31.4
Investment tax credit restored	(1.5)	(1.5)	(1.6)
State income taxes	10.3	7.4	8.8
Gross receipts tax and other	33.4	31.4	28.1
Total operating expense	899.8	844.4	756.3
Operating income	107.8	87.9	84.2
Other income and (deductions)
Allowance for equity funds used during construction	3.0	1.9	1.7
Other, net	16.0	34.7	18.0
Income taxes	(5.0)	(8.7)	(1.5)
Total other income	14.0	27.9	18.2
Income before interest expense	121.8	115.8	102.4
Interest expense
Interest on long-term debt	27.2	24.1	21.6
Other interest	7.9	9.2	10.1
Allowance for borrowed funds used during construction	(1.2)	(2.1)	(2.8)
Total interest expense	33.9	31.2	28.9
Minority interest	(1.7)	(0.9)	-
Net income	86.2	83.7	73.5
Preferred stock dividend requirements	3.1	3.1	3.1
Earnings on common stock	$83.1	$80.6	$70.4

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

H. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2002	2001
Assets
Utility plant
Electric	$1,906.3	$1,748.5
Gas	427.3	392.6
Property under capital lease	-	74.1
Total	2,333.6	2,215.2
Less - Accumulated depreciation and decommissioning	1,465.0	1,419.0
Total	868.6	796.2
Nuclear decommissioning trusts	290.5	311.3
Construction in progress	98.4	53.9
Nuclear fuel, less accumulated amortization	24.6	24.9
Net utility plant	1,282.1	1,186.3

Current assets
Cash and cash equivalents	3.4	9.9
Customer and other receivables, net of reserves of $3.7
at December 31, 2002 and $3.5 at December 31, 2001	101.2	74.9
Intercompany receivables	7.7	10.8
Accrued utility revenues	47.3	40.9
Fossil fuel, at average cost	16.3	15.1
Gas in storage, at average cost	31.0	33.6
Materials and supplies, at average cost	24.0	23.7
Assets from risk management activities	1.4	5.0
Prepayments and other	30.7	24.3
Total current assets	263.0	238.2
Regulatory assets	109.0	89.0
Pension assets	84.1	84.3
Goodwill	35.5	35.4
Investments and other assets	98.9	97.7
Total assets	$1,872.6	$1,730.9

Capitalization and Liabilities
Capitalization
Common stock equity	$745.9	$710.6
Preferred stock with no mandatory redemption	51.2	51.2
Capital lease obligation	-	72.1
Long-term debt to parent	12.8	13.1
Long-term debt	429.7	330.4
Total capitalization	1,239.6	1,177.4

Current liabilities
Current portion of long-term debt and capital lease obligation	50.0	50.9
Short-term debt	26.0	10.0
Accounts payable	160.2	71.8
Intercompany accounts payable	1.2	1.2
Accrued interest and taxes	10.8	20.0
Other	16.5	15.6
Total current liabilities	264.7	169.5

Long-term liabilities and deferred credits
Accumulated deferred income taxes	123.8	116.6
Accumulated deferred investment tax credits	18.1	19.6
Regulatory liabilities	42.7	70.7
Environmental remediation liability	38.7	43.4
Postretirement benefit obligations	51.8	52.4
Other long-term liabilities	93.2	81.3
Total long-term liabilities and deferred credits	368.3	384.0
Commitments and contingencies (See Note 15)
Total capitalization and liabilities	$1,872.6	$1,730.9

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's
notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

I. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)	2002	2001

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	383.8	364.6
Accumulated other comprehensive income (loss)	(2.7)	-
Retained earnings	269.2	250.4
Total common stock equity	745.9	710.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -
Shares
Series Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Capital lease obligation	-	73.0
Current portion	-	(0.9)
Net capital lease obligation	-	72.1

Long-term debt to parent
Series Year Due
8.76% 2015	5.3	5.4
7.35% 2016	7.5	7.7
Total long-term debt to parent	12.8	13.1

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	-	50.0
6.80% 2003	50.0	50.0
6.125% 2005	9.1	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
4.875% 2012	150.0	-
Total	481.1	381.1
Unamortized discount and premium on bonds, net	(1.4)	(0.7)
Total first mortgage bonds	479.7	380.4
Current portion	(50.0)	(50.0)
Total long-term debt	429.7	330.4
Total capitalization	$1,239.6	$1,177.4

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

J. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

(Millions)	Comprehensive Income	Total	Employee Stock Plan Guarantees and Deferred Compensation Trust	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 1999	-	$528.7	($2.2)	$95.6	$171.4	$263.9	-
Earnings on common stock	$70.4	70.4	-	-	-	70.4	-
Other comprehensive income (net of taxes)	0.0	-	-	-	-	-	-
Comprehensive income	$70.4	-	-	-	-	-	-
Net equity infusions from parent	-	75.0	-	-	75.0	-	-
Dividends to parent	-	(105.0)	-	-	-	(105.0)	-
Other	-	3.9	2.2	-	1.7	-	-

Balance at December 31, 2000	-	$573.0	-	$95.6	$248.1	$229.3	-
Earnings on common stock	$80.6	80.6	-	-	-	80.6	-
Other comprehensive income (net of taxes)	0.0	-	-	-	-	-	-
Comprehensive income	$80.6	-	-	-	-	-	-
Net equity infusions from parent	-	114.8	-	-	114.8	-	-
Dividends to parent	-	(59.5)	-	-	-	(59.5)	-
Other	-	1.7	-	-	1.7	-	-

Balance at December 31, 2001	-	$710.6	-	$95.6	$364.6	$250.4	-
Earnings on common stock	$83.1	83.1	-	-	-	83.1	-
Other comprehensive income - minimum pension liability (net of taxes of $1.8)	(2.7)	(2.7)	-	-	-	-	(2.7)
Comprehensive income	$80.4	-	-	-	-	-	-
Net equity infusions from parent	-	15.0	-	-	15.0	-	-
Dividends to parent	-	(64.0)	-	-	-	(64.0)	-
Other	-	3.9	-	-	4.2	(0.3)	-

Balance at December 31, 2002		$745.9	-	$95.6	$383.8	$269.2	($2.7)

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

K. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2002	2001	2000

Cash flows from operating activities:
Net income	$86.2	$83.7	$73.5

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	81.9	72.6	85.3
Gain on nuclear decommissioning trust	(1.7)	(8.1)	(10.8)
Amortization of nuclear fuel and other	45.5	9.2	14.7
Deferred income taxes	1.3	4.2	(2.9)
Investment tax credit restored	(1.5)	(1.5)	(1.6)
Allowance for equity funds used during construction	(3.0)	(1.9)	(1.7)
Equity income, net of minority interest	(9.5)	(7.4)	(0.4)
Gain on sale of property	(0.7)	(14.9)	(3.8)
Pension income	0.2	(4.5)	2.6
Postretirement funding	(0.7)	6.3	(2.6)
Other, net	2.4	(2.0)	4.1
Changes in -
Customer and other receivables	(23.1)	16.2	(21.1)
Accrued utility revenues	(6.4)	18.9	(20.7)
Fossil fuel inventory	(1.3)	(3.9)	3.9
Gas in storage	2.6	(11.0)	(2.9)
Miscellaneous assets	(7.5)	(0.5)	(16.0)
Accounts payable	37.6	(26.0)	44.1
Miscellaneous current and accrued liabilities	(7.9)	(7.0)	0.7
Accrued taxes	(9.0)	5.4	(0.4)
Net cash provided by operating activities	185.4	127.8	144.0

Cash flows from investing activities:
Construction of utility plant and nuclear fuel expenditures	(191.0)	(171.1)	(150.5)
Decommissioning funding	(2.6)	(2.6)	(8.8)
Purchase of other property and equipment	-	(17.5)	-
Proceeds from sale of property	1.5	16.2	31.3
Dividends received from equity method investment	5.2	3.3	-
Return of capital on equity method investment	1.5	32.2	-
Other	1.4	7.7	(1.5)
Net cash used for investing activities	(184.0)	(131.8)	(129.5)

Cash flows from financing activities:
Payments of long-term debt and capital lease	(123.3)	(54.2)	-
Issuance of long-term debt	150.0	150.0	-
Short-term debt - net	16.0	(60.0)	20.0
Redemption of obligations acquired in purchase business combination	-	(17.9)	-
Equity contributions from parent	60.0	95.0	75.0
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Dividends to parent	(64.0)	(59.5)	(105.0)
Equity withdrawal by parent	(45.0)	(35.0)	-
Other	1.5	(5.8)	(0.4)
Net cash provided by (used for) financing activities	(7.9)	9.5	(13.5)
Net change in cash and equivalents	(6.5)	5.5	1.0
Cash and equivalents at beginning of year	9.9	4.4	3.4
Cash and equivalents at end of year	$3.4	$9.9	$4.4

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's
notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

L. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Certain notes to Wisconsin Public Service Corporation's financial statements are combined with the notes to the financial statements for WPS Resources Corporation. Listed below are the combined notes to Wisconsin Public Service's financial statements. The combined footnotes are in Item 8. Section E.

Combined Footnote Reference

Summary of Significant Accounting Policies	Note 1
Risk Management Activities	Note 4
Property, Plant, and Equipment	Note 5
Acquisitions and Sales of Assets	Note 6
Jointly-Owned Utility Facilities	Note 7
Nuclear Plant Operation	Note 8
Regulatory Assets and Liabilities	Note 9
Investments in Affiliates, at Equity Method	Note 10
Goodwill and Other Intangible Assets	Note 11
Long-Term Debt	Note 13
Commitments and Contingencies	Note 15
Employee Benefit Plans	Note 16
Regulatory Environment	Note 21
New Accounting Standards	Note 24

    In addition to the combined notes, the following are supplemental notes related to Wisconsin Public Service and should be read in conjunction with the WPS Resources' consolidated financial statements and the related notes. Wisconsin Public Service is subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act and follows the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission.

NOTE 1--CASH AND CASH EQUIVALENTS

    We consider short-term investments with an original maturity of three months or less to be cash equivalents.

    Cash paid for taxes during 2002, 2001, and 2000 was $52.2 million, $43.0 million, and $45.2 million, respectively. During 2002, 2001, and 2000, cash paid for interest totaled $25.4 million, $23.6 million, and $24.4 million, respectively.

    Non-cash transactions were as follows (in millions):

	2002	2001	2000
Minimum pension liability equity adjustment	$(2.7)	$ -	$-
Exchange of transmission assets for equity interest in American Transmission Company	-	71.1	-
Exchange of common stock due to merger with Wisconsin Fuel and Light	-	54.8	-

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

    Nuclear Decommissioning Trusts: The value of nuclear decommissioning trust investments included in utility plant is recorded at fair value, net of taxes payable on unrealized gains and losses, and represents the amount of assets available to accomplish decommissioning. The amount classified as Nuclear decommissioning trusts - other assets represents the nonqualified trust investments designated to pay income taxes when unrealized gains become realized.

    Long-Term Debt and Preferred Stock: The fair value of long-term debt, and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS Resources for debt of the same remaining maturity.

    Risk Management Activities: All derivatives are recorded at their fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Refer to Note 4 of WPS Resources' Notes to Consolidated Financial Statements for more information.

    The estimated fair values of Wisconsin Public Service's financial instruments as of December 31 were:

(Millions)	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 3.4	$ 3.4	$ 9.9	$ 9.9
Energy conservation loans	2.2	2.2	2.6	2.6
Nuclear decommissioning trusts - utility plant	290.5	290.5	311.3	311.3
Nuclear decommissioning trusts - other assets	13.0	13.0	22.4	22.4
Notes payable	10.0	10.0	10.0	10.0
Commercial paper	16.0	16.0	-	-
Long-term debt (excluding capital lease obligation)	481.1	497.5	381.1	377.6
Preferred stock	51.2	45.5	51.2	43.9
Risk management activities	0.8	0.8	5.0	5.0

NOTE 3--REGULATORY ASSETS AND LIABILITIES

    The following regulatory assets and liabilities were reflected in Wisconsin Public Service's consolidated balance sheets as of December 31:

(Millions)	2002	2001

Regulatory assets
	$ 47.8	$ -
Demand-side management expenditures	-	9.6
Environmental remediation costs (net of insurance recoveries)	38.5	38.5
Funding for enrichment facilities	3.0	3.6
Pension curtailment loss	-	8.1
Deferred nuclear costs	7.9	9.9
Unamortized loss on debt	2.1	4.5
Deferred American Transmission Company costs	-	4.4
Plant related costs	0.3	5.6
Other	9.4	4.8
Total	$109.0	$89.0

Regulatory liabilities
Income tax related items	$ 10.7	$18.4
Unrealized gain on decommissioning trust	13.0	22.4
Pension settlement gain	-	11.8
Deferred gain on emission allowance sales	3.8	6.0
Derivatives	1.4	5.0
Interest from tax refunds	4.8	5.0
Demand-side management expenditures	5.9	1.5
Deferred American Transmission costs	3.1	-
Other	-	0.6
Total	$ 42.7	$70.7

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

    During 2002, Wisconsin Public Service received equity contributions of $60.0 million from WPS Resources. Wisconsin Public Service paid common dividends of $64.0 million to WPS Resources in 2002. Also during 2002, WPS Resources received a return of capital from Wisconsin Public Service of $45.0 million. The equity contributions, common dividends, and returns of capital allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain within the target range as established by the Public Service Commission of Wisconsin in its most recent rate order.

NOTE 5--LONG-TERM DEBT

    At Wisconsin Public Service, utility plant assets secure first mortgage bonds. In October 2002, Wisconsin Public Service retired $50.0 million of 7.30% first mortgage bonds that reached maturity on October 1, 2002.

    Wisconsin Public Service issued $150.0 million of 4.875% senior notes on December 16, 2002, which will mature in 2012. These notes are secured by a pledge of first mortgage bonds and become unsecured if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

    At December 31, 2002, Wisconsin Public Service was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and excluding capital lease payments is as follows:

Year ending December 31 (Millions)

2003	$50.0
2004	-
2005	9.1
2006	-
2007	-
Later years	422.0
Total payments	$481.1

NOTE 6--SHORT-TERM DEBT AND LINES OF CREDIT

    Wisconsin Public Service has syndicated a $100 million 364-day revolving credit facility to provide short-term borrowing flexibility and security for commercial paper outstanding.

    The information in the table below relates to short-term debt and lines of credit for the years indicated:

(Millions, except for percentages)	2002	2001	2000

As of end of year
Commercial paper outstanding	$16.0	$ -	$60.0
Average discount rate on outstanding commercial paper	1.35%	-%	6.62%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	1.39%	2.06%	6.73%
Available (unused) lines of credit	$100.0	$55.0	$65.0

For the year
Maximum amount of short-term debt	$80.0	$90.0	$73.0
Average amount of short-term debt	$22.9	$47.3	$44.8
Average interest rate on short-term debt	1.74%	4.41%	6.51%

    The commercial paper had a maturity date of January 17, 2003. The short-term notes payable is due "on demand."

NOTE 7--INCOME TAXES

    The principal components of Wisconsin Public Service's deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2002	2001

Deferred tax assets
Plant related	$ 64.5	$ 62.8
Employee benefits	36.0	33.3
Regulatory deferrals	1.6	5.7
Other comprehensive income	1.8	-
Other	0.8	0.3
Total	$104.7	$102.1

Deferred tax liabilities
Plant related	$179.8	$165.1
Employee benefits	38.2	29.9
Regulatory deferrals	6.7	16.2
Other	3.8	7.5
Total	$228.5	$218.7

Net deferred tax liabilities	$123.8	$116.6

    The differences between income taxes determined by applying the federal statutory rate to income before tax expense for the periods ended December 31 are as follows:

(Millions, except for percentages)	2002		2001		2000
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$47.2	35.0%	$44.6	35.0%	$39.7
State income taxes, net	5.4	7.2	5.1	6.4	5.5	6.3
Investment tax credit restored	(1.1)	(1.5)	(1.2)	(1.5)	(1.4)	(1.6)
Rate difference on reversal of income tax temporary differences	(1.2)	(1.6)	(1.6)	(2.0)	(1.3)	(1.5)
Other differences, net	(3.4)	(4.5)	(2.9)	(3.6)	(2.5)	(2.8)
Effective income tax	34.7%	$46.8	34.4%	$43.9	35.3%	$40.1

Current provision
Federal		$35.6		$33.3		$36.0
State		11.5		7.4		8.6
Total current provision		47.1		40.7		44.6
Deferred benefit		1.2		4.7		(2.9)
Investment tax credit restored, net		(1.5)		(1.5)		(1.6)
Total income tax expense		$46.8		$43.9		$40.1

    Wisconsin Public Service is refunding taxes for which deferred taxes were recorded in prior years at rates greater than current rates to customers prospectively as the temporary differences reverse. The regulatory liability for these refunds totaled $10.7 million as of December 31, 2002 and $18.4 million as of December 31, 2001.

NOTE 8--MINORITY INTEREST

    WPS Investments is a consolidated subsidiary of Wisconsin Public Service that was created to hold Wisconsin Public Service's entire investment in American Transmission Company. Minority interest on the financial statements of Wisconsin Public Service results from joint ownership in WPS Investments. Wisconsin Public Service had an approximate 73% ownership interest in WPS Investments at December 31, 2002. WPS Resources and Upper Peninsula Power had approximate 4% and 23% ownership interests, respectively. At December 31, 2001, Wisconsin Public Service had an approximate 74% ownership in WPS Investments. WPS Resources and Upper Peninsula Power had approximate 1% and 25% ownership interests, respectively, in WPS Investments at December 31, 2001. The ownership interests have varied throughout 2002 and 2001 and will continue to change as additional assets are contributed to WPS Investments by the utilities or cash is contributed by WPS Resources.

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

Segments of Business
(Millions)
	Regulated Utilities
2002	Electric Utility	Gas Utility	Total Utility	Other *	Wisconsin Public Service Consolidated

Income Statement
Operating revenues	$ 696.9	$310.7	$1,007.6	$ -	$1,007.6
Depreciation and decommissioning	68.6	13.3	81.9	-	81.9
Other income	6.3	0.3	6.6	12.4	19.0
Interest expense	25.4	6.3	31.7	2.2	33.9
Income taxes	31.1	12.4	43.5	3.3	46.8
Earnings on common stock	58.6	18.4	77.0	6.1	83.1
Balance Sheet
Total assets	1,357.0	401.4	1,758.4	114.2	1,872.6
Cash expenditures for long-lived assets	157.0	34.0	191.0	-	191.0

* Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities
2001	Electric Utility	Gas Utility	Total Utility	Other *	Wisconsin Public Service Consolidated

Income Statement
Operating revenues	$ 610.7	$321.6	$ 932.3	$ -	$ 932.3
Depreciation and decommissioning	60.9	11.7	72.6	-	72.6
Other income	13.2	0.2	13.4	23.2	36.6
Interest expense	23.0	6.0	29.0	2.2	31.2
Income taxes	30.8	5.9	36.7	7.2	43.9
Earnings on common stock	57.9	8.9	66.8	13.8	80.6
Balance Sheet
Total assets	1,245.3	375.2	1,620.5	110.4	1,730.9
Cash expenditures for long-lived assets	163.7	24.9	188.6	-	188.6

* Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities
2000	Electric Utility	Gas Utility	Total Utility	Other *	Wisconsin Public Service Consolidated

Income Statement
Operating revenues	$ 576.0	$264.5	$ 840.5	$ -	$ 840.5
Depreciation and decommissioning	76.4	8.9	85.3	-	85.3
Other income	18.1	0.1	18.2	1.5	19.7
Interest expense	22.9	4.8	27.7	1.2	28.9
Income taxes	32.7	7.6	40.3	(0.2)	40.1
Earnings on common stock	58.2	11.6	69.8	0.6	70.4
Balance Sheet
Total assets	1,112.4	305.5	1,417.9	85.3	1,503.2
Cash expenditures for long-lived assets	129.0	21.5	150.5	-	150.5

* Nonutility operations are included in the Other column.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions)	Three Months Ended
2002
	March	June	September	December	Total

Operating revenues	$269.4	$221.4	$236.6	$280.2	$1,007.6
Earnings on common stock	$ 25.3	$ 9.6	$ 27.9	$ 20.3	$ 83.1

2001
	March	June	September	December	Total

Operating revenues	$314.8	$197.4	$204.2	$215.9	$932.3
Earnings on common stock	$ 24.5	$ 13.2	$ 20.9	$ 22.0	$ 80.6

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.

NOTE 11--RELATED PARTY TRANSACTIONS

    Wisconsin Public Service enters into transactions with Upper Peninsula Power and WPS Energy Services, which are wholly-owned subsidiaries of WPS Resources. For 2002, Wisconsin Public Service recorded revenue of $21.5 million from electric sales to Upper Peninsula Power and $2.0 million from gas sales to WPS Energy Services. Wisconsin Public Service also purchased $3.3 million of gas from WPS Energy Services. During 2001, Wisconsin Public Service recorded revenue of $21.4 million from electric sales to Upper Peninsula Power and $2.5 million from gas sales to WPS Energy Services. In addition, Wisconsin Public Service purchased $5.2 million of gas from WPS Energy Services. During 2000, Wisconsin Public Service recorded revenue of $20.6 million from electric sales to Upper Peninsula Power and $0.9 million from gas sales to WPS Energy Services. Wisconsin Public Service also purchased $5.7 million of gas from WPS Energy Services. Included in the accounts receivable balance at December 31, 2002 are amounts due from related parties under the relationships described.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

M. INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Wisconsin Public Service Corporation:

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 29, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

    WPS Resources and Wisconsin Public Service reported the dismissal of Arthur Andersen LLP as its principal accountants on Form 8-K filed May 9, 2002. See WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2003 for additional information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Information regarding the directors of WPS Resources can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2003. Such information is incorporated by reference as if fully set forth herein.

    Information regarding the executive officers of WPS Resources and Wisconsin Public Service can be found in this document in Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

WPS Resources Corporation

    Information required under Item 11 regarding compensation paid by WPS Resources to its Named Executive Officers can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2003. Such information is incorporated by reference as if fully set forth herein. Named Executive Officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2002.

Wisconsin Public Service Corporation

Summary Compensation Table

    This table shows cash and other compensation paid to or earned by each of the Named Executive Officers of Wisconsin Public Service for the last three fiscal years. Named Executive Officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2002. Compensation amounts for those Wisconsin Public Service Named Executive Officers also reported as Named Executive Officers of WPS Resources are repeated in this table and do not reflect additional compensation.

Long-Term Compensation
Annual Compensation					Awards		Payouts

Name and Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compen- sation
		($) (1)	($)	($) (2)	($) (3)	(#)	($)	($) (5)
Larry L. Weyers Chairman, President, and CEO	2002 2001 2000	512,335 454,795 346,066	20,000 267,377 5,319	26,627 20,095 15,186	0 0 0	99,027 86,116 74,840	0 0 0	384,886 60,077 345,714
Joseph P. O'Leary Senior Vice President and Chief Financial Officer (4)	2002 2001 2000	232,400 125,481 0	110,264 15,722 0	0 0 0	0 0 0	17,781 28,595 0	0 0 0	0 38,520 0
Thomas P. Meinz Senior Vice President - Public Affairs	2002 2001 2000	161,625 136,006 130,032	16,750 0 5,728	10,110 7,630 5,766	0 0 0	12,318 12,051 11,276	0 0 0	87,396 99,751 58,096
Bernard J. Treml Vice President - Human Resources	2002 2001 2000	152,760 134,446 141,721	0 0 42,812	5,876 4,434 3,351	0 0 0	6,692 6,547 6,200	0 0 0	98,127 92,018 17,189
Lawrence T. Borgard Vice President - Distribution and Customer Service	2002 2001 2000	115,500 105,237 113,094	16,024 0 4,202	0 0 0	0 0 0	6,284 6,148 5,393	0 0 0	105,305 91,594 39,598

(1) In addition to base salary, these amounts include elective deferred compensation in a reserve account for each individual.

(2) These amounts reflect above-market earnings on elective deferred compensation. Perquisites for the Chief Executive Officer and the four other Named Executive Officers were less than $50,000 or 10% of the total of salary and bonus for the year and, accordingly, are not listed.

(3) Performance shares of WPS Resources Common Stock have been awarded to each of the Named Executive Officers as reported in the Long-Term Incentive Plan table presented below. At December 31, 2002, the closing stock price of WPS Resources common stock was $38.82. Based on this valuation the performance shares have a value at year-end of $1,448,568 for Larry L. Weyers, $241,460 for Joseph P. O'Leary, $199,768 for Thomas P. Meinz, $108,968 for Bernard J. Treml, and $99,729 for Lawrence T. Borgard.

(4) Joseph P. O'Leary was first employed by WPS Resources in June 2001.

(5) All Other Compensation for 2002 as reported in the table above is:

Name and Title	Year	Contributions to Employee Stock Ownership Plan ($)	Above Market Earnings on Mandatory Deferred Compensation ($)	Elective Deferred Compensation ($)
Larry L. Weyers	2002	9,843	9,225	365,818
Joseph P. O'Leary	2002	0	0	0
Thomas P. Meinz	2002	7,389	3,883	76,124
Bernard J. Treml	2002	6,942	4,124	87,061
Lawrence T. Borgard	2002	6,617	0	98,688

    Individual employment and severance agreements exist with each of the Named Executive Officers. The agreements are intended to retain the services of these officers in the event of a change in control of WPS Resources. Each agreement entitles the officer to a continuation of salary and benefits for a maximum period of three years after a change in control. Each employment and severance agreement also provides a cash termination payment should there be a termination of the officer's employment after a change of control or in anticipation of a change in control. Generally, total termination payments provided are not to exceed the present value of 2.99 times the executive's average annual salary and annual bonuses for the five years immediately preceding a change of control. Certain executives, including some of the Named Executive Officers, may receive termination payments in excess of 2.99 times average annual salary. The termination payments replace all other severance payments to which the executive may be entitled under current severance agreements. In addition, Wisconsin Public Service has provided Joseph P. O'Leary an additional severance plan providing for payment of one times annual salary if his employment is terminated within three years of employment for any reason other than cause or voluntary change of employment. This agreement does not apply in the event of a change of control.

Option Grants to Named Executives in Last Fiscal Year

Individual Grants
Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	Grant date present value $

Larry L. Weyers	99,027	29.03%	$37.96	12/12/2012	$509,989
Joseph P. O'Leary	17,781	5.21%	$37.96	12/12/2012	$91,572
Thomas P. Meinz	12,318	3.61%	$37.96	12/12/2012	$63,438
Bernard J. Treml	6,692	1.96%	$37.96	12/12/2012	$34,484
Lawrence T. Borgard	6,284	1.84%	$37.96	12/12/2012	$32,363

    As of December 31, 2002, WPS Resources has not granted SARs to any employee.

    All options, for WPS Resources common stock, reported above will vest at a rate of 25% per year beginning on December 12, 2003 and ending on December 12, 2006. The year-end closing price of WPS Resources stock was $38.82. There were no stock appreciation rights granted to any employee in 2002.

    The grant date present value in the last column of the table above is based on option values of $5.15 per option granted on December 12, 2002. This value was calculated using the standard Binomial Model. For purposes of determining the value of these options, the following assumptions were made:

Option Value	$5.15
Annual dividend yield	6.23%
Volatility	20.08%
Risk free rate of return	4.43%
Time of exercise	10 years

    The annual dividend yield assumption was based on actual dividends and stock prices of WPS Resources common stock over the prior 36-month period to determine an annualized 12-month yield. The risk free rate of return equals the interest rate on 10-year treasuries on the grant date. Due to the lack of experience with the plan, the time of exercise was assumed to be the maximum exercise period of the options. Expected volatility is based on the monthly price of WPS Resources common stock over the three years prior to the grant date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values for the Named Executive Officers

			Number of securities underlying unexercised options/SARs at fiscal year end	Value of unexercised in-the-money options/SARs at fiscal year end
			(#)	($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Larry L. Weyers	102,000	947,029.20	58,949 / 235,034	254,132 / 761,926
Joseph P. O'Leary	0	0	7,149 / 39,227	33,814 / 101,441
Thomas P. Meinz	6,500	59,312.50	18,651 / 32,494	195,044 / 365,978
Bernard J. Treml	10,000	123,450.00	11,237 / 20,202	78,501 / 72,750
Lawrence T. Borgard	0	0	13,234 / 16,592	98,750 / 59,620

Performance Share (Long-Term Incentive Plan) Awards to the Named Executive Officers

Long Term Incentive Plans - Awards in Last Fiscal Year

			Estimated future payouts under non-stock price-based plans
Name	Number of shares, units or other rights(#)	Performance or other period until maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

Larry L. Weyers	12,965	3 years
Joseph P. O'Leary	2,328	3 years
Thomas P. Meinz	1,613	3 years
Bernard J. Treml	876	3 years
Lawrence T. Borgard	823	3 years

    Pension Compensation for the Named Executive Officers is:

Name	2002 Pension Compensation ($)	Years of Service
Larry L. Weyers	826,677	17
Joseph P. O'Leary	304,808	2
Thomas P. Meinz	251,822	34
Bernard J. Treml	235,591	31
Lawrence T. Borgard	222,949	18

    Additional information required under Item 11 regarding compensation paid by Wisconsin Public Service Corporation to its Chief Executive Officer and its other executive officers can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2003. Such information is incorporated by reference as if fully set forth herein.

    Estimated annual benefits to be received by each of the Named Executive Officers under the Supplemental Retirement Plan upon normal retirement are as follows:

Name	Estimated Supplemental Retirement Benefit ($)
Larry L. Weyers	298,865
Joseph P. O'Leary	0
Thomas P. Meinz	56,923
Bernard J. Treml	62,325
Lawrence T. Borgard	84,657

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

WPS Resources Corporation

    Information concerning the principal securities holders of WPS Resources and the security holdings of its directors and executive officers can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2003. Such information is incorporated by reference as if fully set forth herein.

Wisconsin Public Service Corporation

Ownership of Voting Securities

    All of the common stock of Wisconsin Public Service is held by WPS Resources.

    Listed in the following table are the shares of WPS Resources' common stock owned as of January 1, 2003 by the Named Executive Officers of Wisconsin Public Service who are not Named Executive Officers of WPS Resources, as well as the number of shares owned by the directors and executive officers of Wisconsin Public Service as a group as of January 1, 2003. Information concerning the security holdings of WPS Resources' directors and executive officers can be found in its April 11, 2003 Proxy Statement, which is incorporated by reference as if fully set forth herein.

	Amount and Nature of Shares Beneficially Owned January 1, 2003
Name and Title	Aggregate Number of Shares Beneficially Owned (1)	Number of Shares Subject to Stock Options	Percent of Shares
Thomas P. Meinz Senior Vice President - Public Affairs	37,346	24,151	*
Bernard J. Treml Vice President - Human Resources	27,171	16,737	*
Lawrence T. Borgard Vice President - Distribution and Customer Service	23,820	16,234	*
All 20 directors and officers as a group	1,090,116	193,717	3.4%

* Less than 1% of WPS Resources outstanding shares of common stock

    None of the persons listed beneficially owns shares of any other class of WPS Resources' equity securities.

(1) Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the Wisconsin Public Service Corporation Deferred Compensation Trust, and all stock options, which are exercisable within 60 days of December 31, 2002. Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted. No voting or investment power exists related to the stock options reported until exercised.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	915,082	$34.7579	2,334,544
Equity compensation plans not approved by security holders	19,400	$25.4762	76,000
Total	934,482	$34.6046	2,410,544

    Equity compensation plans not approved by security holders consist of the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. The plan provides stock options to directors at the discretion of the Board of Directors. The Board does not anticipate any further stock options to be issued under this plan. The plan provides that all exercises of options under this plan are to be completed through the use of treasury stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Robert C. Gallagher, a director of WPS Resources and Wisconsin Public Service, is the President and Chief Executive Officer of Associated Banc Corp., which is a holding company for Associated Bank. WPS Resources and its subsidiaries have entered into several arms length transactions with Associated Bank, including participation in commercial paper credit lines, checking accounts, management of investments in post-retirement healthcare and nuclear decommissioning trusts, and credit lines to subsidiaries. These transactions have been and currently are at market rates.

    Wisconsin Public Service both provides and receives services, property, and other things of value to and from its parent WPS Resources and other subsidiaries of WPS Resources. All such transactions are made pursuant to a master affiliated interest agreement approved by the Public Service Commission of Wisconsin. The agreement provides that Wisconsin Public Service receives payment equal to the higher of its cost or fair value for services and property and other things of value which Wisconsin Public Service provides to WPS Resources or its other nonregulated subsidiaries, and Wisconsin Public Service makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which WPS Resources or its other nonregulated subsidiaries provide to Wisconsin Public Service. The agreement further provides that any services, property, or other things of value provided to or from Wisconsin Public Service to or for any other regulated subsidiary of WPS Resources be provided at cost. Modification or amendment to the master agreement requires the approval of the Public Service Commission of Wisconsin.

    Wisconsin Public Service may through the ordinary course of business have sales of energy or energy services in excess of $60,000 to a company in which a Wisconsin Public Service director may have a direct material interest. All such transactions are at rates required by the various governmental agencies, which regulate our rates.

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    WPS Resources' Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of WPS Resources' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"), have concluded that, WPS Resources' disclosure controls and procedures were effective in timely alerting them to material information relating to WPS Resources (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings.

Changes in Internal Controls

    There were no significant changes in WPS Resources' internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	WPS Resources Corporation
	Consolidated Statements of Income for the three years ended December 31, 2002, 2001, and 2000		78

	Consolidated Balance Sheets as of December 31, 2002 and 2001		79

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2002, 2001, and 2000		80

	Consolidated Statements of Cash Flows for the three years ended December 31, 2002, 2001, and 2000		81

	Notes to Consolidated Financial Statements		82

	Independent Auditors' Report		121

	Wisconsin Public Service Corporation
	Consolidated Statements of Income for the three years ended December 31, 2002, 2001, and 2000		122

	Consolidated Balance Sheets as of December 31, 2002 and 2001		123

	Consolidated Statements of Capitalization as of December 31, 2002 and 2001		124

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2002, 2001, and 2000		125

	Consolidated Statements of Cash Flows for the three years ended December 31, 2002, 2001, and 2000		126

	Notes to Consolidated Financial Statements		127

	Independent Auditors' Report		135

(2)

Financial Statement Schedules.

The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	154

	B.	Balance Sheets	155

	C.	Statements of Cash Flows	156

	D.	Notes to Parent Company Financial Statements	157

	Schedule II WPS Resources Corporation Valuation and Qualifying Accounts		159

	Schedule II Wisconsin Public Service Corporation Valuation and Qualifying Accounts		160

(3)	Listing of all exhibits, including those incorporated by reference.

Exhibit Number	Description of Documents

2.1*

Asset Contribution Agreement between American Transmission Company LLC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, Wisconsin Public Service Corp, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000. (Incorporated by reference to Exhibit 2A-3 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2000.)

2.2*

Operating Agreement of American Transmission Company LLC dated as of January 1, 2001. (Incorporated by reference to Exhibit 2A-4 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2000.)

3.1	Restated Articles of Incorporation of WPS Resources Corporation. (Incorporated by reference to Exhibit 3(i).(2) to WPS Resources Corporation's Form 10-Q for the quarter ended September 30, 2002.)

3.2

Articles of Incorporation of Wisconsin Public Service Corporation as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993 (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993).

3.3

By-Laws of WPS Resources Corporation as in effect April 1, 2001. (Incorporated by reference to Exhibit 3B-1 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2000.)

3.4

By-Laws of Wisconsin Public Service Corporation as in effect April 1, 2001. (Incorporated by reference to Exhibit 3B-2 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2000.)

4.1

Rights Agreement, dated December 12, 1996 between WPS Resources Corporation and Firstar Trust Company (Incorporated by reference to Exhibit 4.1 to WPS Resources Corporation's Form 8-A filed December 13, 1996 [File No.1-11337]).

4.2

Copy of First Mortgage and Deed of Trust, dated as of January 1, 1941 from Wisconsin Public Service Corporation to First Wisconsin Trust Company, Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002). All references to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

4.3

Amended and Restated Declaration of Trust of WPS Resources Capital Trust I dated as of July 30, 1998 among WPS Resources Corporation as sponsor, State Street Bank and Trust Company as Administrative Trustee, First Union Trust Company, National Association, as Delaware Trustee(Incorporated by reference to Exhibit 4.1 to WPS Resources Corporation's Form 8-K filed August 6, 1998).

4.4

Indenture dated as of July 30, 1998, between WPS Resources Corporation and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 6, 1998); First Supplemental Indenture dated as of July 30, 1998, between WPS Resources Corporation and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 6, 1998). References to periodic reports are to those of WPS Resources Corporation (File No. 1-11337).

4.5

Trust Preferred Securities Guarantee Agreement dated as of July 30, 1998, between WPS Resources Corporation and State Street Bank and Trust Company, guarantee trustee (Incorporated by reference to Exhibit 4.4 to WPS Resources Corporation's Form 8-K filed August 6, 1998).

4.6

Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between Wisconsin Public Service Corporation and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between Wisconsin Public Service Corporation and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between Wisconsin Public Service Corporation and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002). References to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

4.7

Indenture, dated as of October 1, 1999, between WPS Resources Corporation and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between WPS Resources Corporation and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); Second Supplemental Indenture, dated as of November 1, 2002 between WPS Resources Corporation and U.S. Bank National Association. (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002). All references to filings are those of WPS Resources Corporation (File No. 1-11337).

10.1

Joint Power Supply Agreement among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967 (Incorporated by reference to Exhibit 4.09 in File No. 2-27308).

10.2

Joint Power Supply Agreement (Exclusive of Exhibits) among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company dated July 26, 1973 (Incorporated by reference to Exhibit 5.04A in File No. 2-48781).

10.3

Settlement and Ownership Transfer Agreement dated September 29, 1998 between Wisconsin Public Service Corporation and Madison Gas and Electric Company (Incorporated by reference to Exhibit 99-2 to Wisconsin Public Service Corporation's Form 8-K/A filed March 2, 1999).

10.4

Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 4.10 in File No. 2-27308).

10.5

Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 10C-1 to Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1983).

10.6

Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988 (Incorporated by reference to Exhibit 10C-2 to Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1988).

10.7

Revised Agreement for Construction and Operation of Columbia Generating Plant among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973 (Incorporated by reference to Exhibit 5.07 in File No. 2-48781).

10.8+	Agreement and Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Phillip M. Mikulsky and Larry L. Weyers

10.9+

Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Larry B. Borgard, Diane L. Ford, David W. Harpole, Richard E. James, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, and Bernard J. Treml.

10.10+	Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Bradley A. Johnson, Barbara A. Nick, and Barth J. Wolf.

10.11+

WPS Resources Corporation Amended and Restated Deferred Compensation Plan to be effective January 1, 2001. (Incorporated by reference to Exhibit 4 to Form S-8 filed by WPS Resources on October 22, 2001.)

10.12+

WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan to be effective January 1, 2001. (Incorporated by reference to Exhibit 10H-4 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2000.)

10.13+

WPS Resources Corporation Non-Employee Director Deferred Compensation and Deferred Stock Unit Plan to be effective January 1, 2001. (Incorporated by reference to Exhibit 4 to Form S-8 filed by WPS Resources on October 22, 2001.)

10.14+

WPS Resources 1999 Stock Option Plan effective May 6, 1999 (Incorporated by reference to Exhibit 10-2 in WPS Resources Corporation's Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999).

10.15+

WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 4.2 in WPS Resources Corporation's Form S-8, filed December 21, 1999. [Reg. No. 333-93193])

10.16

Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale. (Incorporated by reference to Exhibit 4H to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1999.)

10.17*

Credit Agreement dated as of April 14, 2000 among Sunbury Generation, LLC, as Borrower, Bayerische Landesbank Girozentrale, Cayman Islands Branch, as WC Lender, the Term Lenders Party Hereto From Time to Time and Bayerische Landesbank Girozentrale, New York Branch, as Administrative Agent. (Incorporated by reference to Exhibit 10J-2 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2000.)

10.18+	Severance Arrangement between WPS Resources Corporation and Joseph P. O'Leary

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23	Independent Auditors' Consents

24	Powers of Attorney

99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.5

Proxy Statement for WPS Resources Corporation's 2003 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2002; except to the extent specifically incorporated by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*

Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

+	A management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

On November 25, 2002, a Form 8-K was filed by WPS Resources Corporation reporting, under Item 5, entering into of an underwriting agreement and second supplemental indenture related to $100,000,000 of 5.375% senior notes due December 1, 2012.

On December 16, 2002, a Form 8-K was filed by Wisconsin Public Service Corporation reporting, under Item 5, the entering into of an underwriting agreement, third supplemental indenture, and thirty-fifth supplemental indenture related to senior notes, 4.875% series due December 1, 2012.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WPS RESOURCES CORPORATION		WISCONSIN PUBLIC SERVICE CORPORATION

(Registrants)

By:	/s/ L. L. Weyers	By:	/s/ L. L. Weyers
	L. L. Weyers Chairman, President, and Chief Executive Officer		L. L. Weyers Chairman, President, and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date

Michael S. Ariens*	Director	March 10, 2003
Richard A. Bemis*	Director	March 10, 2003
Albert J. Budney, Jr.*	Director	March 10, 2003
Robert C. Gallagher*	Director	March 10, 2003
Kathryn M. Hasselblad-Pascale*	Director	March 10, 2003
James L. Kemerling*	Director	March 10, 2003
John C. Meng*	Director	March 10, 2003
William F. Protz, Jr.*	Director	March 10, 2003

/s/ L. L. Weyers	Principal Executive Officer and Director	March 10, 2003
L. L. Weyers

/s/ J. P. O'Leary	Principal Financial Officer	March 10, 2003
J. P. O'Leary

/s/ D. L. Ford	Principal Accounting Officer	March 10, 2003
D. L. Ford

*By: /s/ L. L. Weyers
L. L. Weyers	Attorney-in-Fact

I, Larry L. Weyers, certify that:

1. I have reviewed this annual report on Form 10-K of WPS Resources Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Larry L. Weyers

__________________________________
Larry L. Weyers
Chairman, President, and Chief Executive Officer

I, Joseph P. O'Leary, certify that:

1. I have reviewed this annual report on Form 10-K of WPS Resources Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Joseph P. O'Leary

__________________________________
Joseph P. O'Leary
Senior Vice President and Chief Financial Officer

I, Larry L. Weyers, certify that:

1. I have reviewed this annual report on Form 10-K of Wisconsin Public Service Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Larry L. Weyers

__________________________________
Larry L. Weyers
Chairman, President, and Chief Executive Officer

I, Joseph P. O'Leary, certify that:

1. I have reviewed this annual report on Form 10-K of Wisconsin Public Service Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Joseph P. O'Leary

__________________________________
Joseph P. O'Leary
Senior Vice President and Chief Financial Officer

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions)	2002	2001	2000

Income
Dividends from subsidiaries in excess of equity earnings	$58.2	$31.5	($33.5)
Dividends from subsidiaries	64.0	59.0	109.3
Income from subsidiaries	122.2	90.5	75.8
Investment income and other	3.3	5.3	8.7

Total income	125.5	95.8	84.5

Operating expenses	7.8	9.8	8.7
Income before interest expense and income taxes	117.7	86.0	75.8
Interest expense	16.3	17.7	15.6
Income before income taxes	101.4	68.3	60.2
Income taxes	(8.0)	(9.3)	(6.8)
Net Income	109.4	77.6	67.0

Retained earnings, beginning of year	374.1	354.8	341.7
Common stock dividends	(66.8)	(58.3)	(53.9)
Retained earnings, end of year	$416.7	$374.1	$354.8

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2002	2001
Assets
Current assets
Cash and cash equivalents	$9.1	$0.5
Accounts receivable - affiliates	2.3	1.4
Other receivables	0.8	1.7
Notes receivable - affiliates	7.9	18.8
Total current assets	20.1	22.4

Long-term notes receivable - affiliates	12.8	13.1

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation	736.3	704.2
WPS Resources Capital Corporation	261.1	155.6
Upper Peninsula Power Company	57.1	53.6
Other	7.2	5.4
Total investments in subsidiaries, at equity	1,061.7	918.8

Net equipment	0.4	5.6
Other investments	21.2	21.6
Deferred income taxes	4.7	3.6

Total assets	$1,120.9	$985.1

Liabilities and Capitalization
Current liabilities
Notes payable - affiliates	$20.6	$26.8
Commercial paper	-	15.0
Accounts payable - affiliates	1.5	1.4
Accounts payable	0.1	6.0
Dividends payable	0.3	1.0
Other	4.3	3.4
Total current liabilities	26.8	53.6

Capitalization
Common stock, $1 par value, 100,000,000 shares
authorized; 32.0 shares outstanding at
December 31, 2002 and 31.5 shares
outstanding at December 31, 2001	32.0	31.5
Premium on capital stock	341.1	318.5
Retained earnings	416.7	374.1
Accumulated other comprehensive income (loss)	(10.1)	(2.7)
Treasury shares	(1.5)	(7.7)
Shares in deferred compensation trust	(5.4)	(4.2)
Total common stock equity	772.8	709.5
Unsecured senior note, net of unamortized discount	248.8	149.5
Advances from affiliates	72.5	72.5
Total capitalization	1,094.1	931.5

Total liabilities and capitalization	$1,120.9	$985.1

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2002	2001	2000

Operating
Net income	$109.4	$77.6	$67.0

Add (deduct) dividends from subsidiaries in excess of equity earnings
(equity earnings from subsidiaries in excess of dividends)	(58.2)	(31.5)	33.5
Deferred income taxes	(1.1)	(1.7)	(1.3)
Other - net	1.2	0.5	3.4

Changes in other items
Receivables	(0.1)	1.1	(1.9)
Accounts payable	(5.9)	6.0	(4.2)
Other	0.3	(0.3)	(0.5)
Net cash - operating	45.6	51.7	96.0

Investing
Notes receivable - affiliates	11.3	23.3	78.7
Capital contributions - affiliates	(82.2)	(113.1)	(124.0)
Investments - other	(4.3)	(4.7)	(4.7)
Net cash - investing	(75.2)	(94.5)	(50.0)

Financing
Commercial paper, net	(15.0)	(44.6)	19.7
Intercompany debt, net	(6.2)	47.8	-
Proceeds from long-term debt	100.0	-	-
Purchase of deferred compensation stock	(1.3)	(1.1)	(10.5)
Proceeds from issuance of common stock	28.3	96.4	-
Common stock dividends	(66.8)	(58.3)	(53.9)
Financing - other	(0.8)	0.1	1.7
Net cash - financing	38.2	40.3	(43.0)

Net change in cash	8.6	(2.5)	3.0
Cash, beginning of year	0.5	3.0	-
Cash, end of year	$9.1	$0.5	$3.0

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

D. NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

    The following are supplemental notes to the WPS Resources Corporation (parent company only) financial statements and should be read in conjunction with our consolidated financial statements and the related notes.

SUPPLEMENTAL NOTES

Note 1

WPS Resources has short-term notes receivable in 2002 and 2001, respectively, from WPS Power Development of $5.4 million and $13.3 million, from Upper Peninsula Power of $0.0 million and $5.5 million, and from WPS Energy Services of $2.4 million and $0.0 million. Notes receivable bear interest rates that approximate current market rates.

Note 2

WPS Resources has long-term notes receivable from Wisconsin Public Service of $5.3 million and $7.5 million in 2002 and $5.4 million and $7.7 million in 2001, bearing interest rates at 8.76% and 7.35%. Monthly payments are $51,670 and $63,896 through January 2015 and May 2016, respectively.

Note 3

WPS Resources has a short-term note payable in 2002 to WPS Energy Services of $20.6 million. WPS Resources has a short-term note payable in 2001 to WPS Power Development of $26.8 million. The note bears an interest rate that approximates current market rates.

Note 4

WPS Resources has long-term unsecured notes payable of $150.0 million in both years with an unamortized discount of $0.4 million. The note bears an interest rate at 7% through October 2009. Interest is paid semiannually.

Note 5

WPS Resources has long-term unsecured notes payable of $100 million in 2002 with an unamortized discount of $0.8 million. The notes bear interest at a rate of 5.375% through December 2012. Interest is paid semiannually.

Note 6

WPS Resources has a long-term notes payable in 2002 and 2001 to WPS Power Development of $21.0 million. The note bears an interest rate that approximates current market rates through December 2021. In addition, WPS Resources has a long-term note payable in 2002 and 2001 to WPS Resources Capital Trust I of $51.5 million. The rate bears interest at 7% through 2038. We also have guaranteed other long-term debt and obligations of our subsidiaries arising in the normal course of business for both years.

Note 7

At December 31, 2002, WPS Resources (parent company only) was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts for WPS Resources (parent company only) is as follows:

	Year ending December 31 (Millions)
	2003	$ -
	2004	-
	2005	-
	2006	-
	2007	-
	Later years	322.5
	Total payments	$322.5

Note 8

As a normal part of business, WPS Resources enters into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are intended to primarily support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

	These agreements can be separated into the following categories and expiration terms.

	(Millions)	December 31, 2002	Expiration
	Guaranties of subsidiary debt	$ 38.8	2003-2021
	Guaranties supporting commodity
	Transactions of subsidiaries	584.3	2003-2008
	Standby letters of credit	22.7	2003-2006
	Surety bonds	6.4	2003-2008
	Other guaranties	3.6	2003-2008
		$655.8

Guaranties of subsidiary debt support indebtedness of two WPS Power Development subsidiaries. The underlying debt related to the guaranties is stated on the Consolidated Balance Sheets as of December 31, 2002.

Guaranties supporting commodity transactions include agreements on behalf of WPS Energy Services, Wisconsin Public Service and WPS Power Development. WPS Resources primarily issues guaranties on behalf of WPS Energy Services to counterparties in the wholesale electric and natural gas marketplace to meet the counterparties' requirements. We also issue guaranties to counterparties in the wholesale electric marketplace to meet credit requirements on behalf of WPS Power Development. Guaranties have also been issued on behalf of WPS Power Development for indemnification obligations related to business purchase agreements. The guaranty on behalf of Wisconsin Public Service Corporation supports the termination of the purchase power agreement related to the acquisition of the De Pere Energy Center. The Consolidated Balance Sheets reflect the obligations supported by these parental guaranties.

WPS Resources issued $22.7 million in standby letters of credit to financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the Consolidated Balance Sheets.

At December 31, 2002, WPS Resources purchased $4.7 million of surety bonds from the Commonwealth of Pennsylvania for waste management and disposal largely related to our WPS Power Development operations in that state. The remaining $1.7 million of surety bonds were purchased for various purposes including worker compensation coverage and obtaining various licenses, permits and right-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the Consolidated Balance Sheets.

Other guaranties of $3.6 million listed on the above table include guaranties of subsidiary indebtedness that is available to the subsidiary but not outstanding as of December 31, 2002. Since this amount is not outstanding at the end of the year, it is not reflected on the Consolidated Balance Sheets.

SCHEDULE II
WPS RESOURCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2002, 2001 and 2000
(in Millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions*	End of Year

2000	$2.7	$ -	$3.0	$1.5	$4.2

2001	$4.2	$0.1	$7.2	$6.5	$5.0

2002	$5.0	$0.1	$7.9	$6.0	$7.0

*Represents amounts written off to the reserve, net of recoveries.

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2002, 2001 and 2000
(In millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions*	End of Year

2000	$2.5	$0.0	$2.3	$1.4	$3.4

2001	$3.4	$0.1	$4.4	$4.4	$3.5

2002	$3.5	$0.0	$3.9	$3.7	$3.7

* Represents amounts written off to the reserve, net of recoveries.

EXHIBITS FILED HEREWITH

10.8	Agreement and Amendment to Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Phillip M. Mikulsky and Larry L. Weyers

10.9

Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Larry B. Borgard, Diane L. Ford, David W. Harpole, Richard E. James, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, Bernard J. Treml, and Daniel J. Verbanac.

10.10	Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Bradley A. Johnson, Barbara A. Nick, and Barth J. Wolf.

10.18	Severance Arrangement between WPS Resources Corporation and Joseph P. O'Leary

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23	Independent Auditor's Consent

24	Powers of Attorney

99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.