Form 10-Q
period 2003-09-30
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2003-11-12
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number	Registrants; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	WPS RESOURCES CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 920-433-4901	39-1775292

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260	39-0715160

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 32,667,413 shares outstanding at October 31, 2003

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at October 31, 2003

______________________________________________________________________________
______________________________________________________________________________


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries	12-27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	28-51
	Wisconsin Public Service Corporation	52-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II.	OTHER INFORMATION	62

Item 1.	Legal Proceedings	62-63

Item 5.	Other Information	64-65

Item 6.	Exhibits and Reports on Form 8-K	66-67

Signatures		68-69
EXHIBIT INDEX		70

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.3

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

31.4

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation


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
  expectations regarding future revenues or expenses,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning generation plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites, and statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing, and costs. Some risk factors that could cause results different from any forward-looking statement include those described in the Risk Factors Section of our Annual Report on Form 10-K for the year ended December 31, 2002 and the following:

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


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except share amounts)	2003	2002	2003	2002

Nonregulated revenue	$ 742.8	$ 129.4	$2,385.2	$ 350.4
Utility revenue	269.5	247.7	892.2	758.3
Total revenues	1,012.3	377.1	3,277.4	1,108.7

Nonregulated cost of fuel, natural gas, and purchased power	707.0	102.6	2,286.3	277.0
Utility cost of fuel, natural gas, and purchased power	98.4	87.2	403.2	291.3
Operating and maintenance expense	110.3	103.9	360.7	321.3
Depreciation and decommissioning expense	29.5	23.8	82.4	72.5
Taxes other than income	11.0	10.0	32.7	29.9
Operating income	56.1	49.6	112.1	116.7

Miscellaneous income	8.8	11.0	17.7	34.2
Interest expense and distributions from preferred securities of subsidiary trust	(15.4)	(15.2)	(46.6)	(44.9)
Minority interest	2.0	-	4.3	(0.1)
Other expense	(4.6)	(4.2)	(24.6)	(10.8)

Income before taxes	51.5	45.4	87.5	105.9
Income tax provision (benefit)	16.7	14.1	18.6	23.4
Net income before preferred dividends	34.8	31.3	68.9	82.5

Preferred stock dividends of subsidiary	0.7	0.8	2.3	2.3
Net income before cumulative effect of changes in
accounting principles	34.1	30.5	66.6	80.2

Cumulative effect of changes in accounting principles, net of tax	-	-	3.2	-
Income available for common shareholders	$ 34.1	$ 30.5	$ 69.8	$ 80.2

Average shares of common stock	32.6	31.9	32.5	31.7
Earnings per share before cumulative effect of
changes in accounting principles
Basic	$1.05	$0.96	$2.05	$2.53
Diluted	$1.04	$0.95	$2.04	$2.52
Impact per share of cumulative effect of changes in
accounting principles
Basic	-	-	$0.10	-
Diluted	-	-	$0.10	-
Earnings per common share
Basic	$1.05	$0.96	$2.15	$2.53
Diluted	$1.04	$0.95	$2.14	$2.52
Dividends per common share declared	$1.090	$0.535	$2.160	$1.585

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(Millions)	2003	2002

Assets
Cash and cash equivalents	$ 40.7	$ 43.3
Restricted funds	0.5	4.2
Accounts receivable - net of reserves of $6.9 and $7.0, respectively	346.4	293.3
Accrued unbilled revenues	54.2	105.9
Inventories	176.7	118.1
Current portion of assets from risk management activities	466.2	406.6
Other current assets	84.1	72.3
Current assets	1,168.8	1,043.7

Property, plant, and equipment - net of reserves of $1,671.8 and $1,832.4, respectively	2,018.4	1,610.2
Regulatory assets	109.0	110.9
Long-term assets from risk management activities	135.0	135.3
Other	347.9	307.8
Total assets	$3,779.1	$3,207.9

Liabilities and Shareholders' Equity
Short-term debt	$ 160.9	$ 29.8
Current portion of long-term debt	6.6	71.1
Accounts payable	462.2	452.0
Current portion of liabilities from risk management activities	458.3	443.8
Other current liabilities	84.2	53.7
Current liabilities	1,172.2	1,050.4

Long-term debt	813.0	824.4
Deferred income taxes	95.6	73.7
Deferred investment tax credits	18.1	19.3
Regulatory liabilities	108.2	49.7
Environmental remediation liabilities	37.0	40.2
Benefit obligations	49.9	51.8
Long-term liabilities from risk management activities	127.0	109.7
Asset retirement obligations	341.2	-
Other	105.3	104.8
Long-term liabilities	1,695.3	1,273.6

Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely
WPS Resources 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	810.5	782.8
Total liabilities and shareholders' equity	$3,779.1	$3,207.9

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30,
(Millions)	2003	2002
Operating Activities
Net income before preferred dividends	$ 68.9	$ 82.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	82.4	72.5
Amortization	32.8	40.0
Unrealized gains on investments	(5.5)	(1.0)
Unrealized losses on nonregulated energy contracts	8.7	9.1
Deferred income taxes and investment tax credit	13.2	15.0
Other	2.5	(18.2)
Changes in working capital
Receivables	(3.8)	40.0
Inventories	(79.9)	6.7
Other current assets	(17.3)	(14.8)
Accounts payable	9.8	(25.2)
Other current liabilities	0.2	(9.2)
Net cash operating activities	112.0	197.4

Investing Activities
Capital expenditures	(118.6)	(145.3)
Sale of property, plant and equipment	20.1	0.3
Business acquisitions and purchases of equity investments	(50.1)	(69.9)
Dividends received from equity method investment	5.6	5.4
Decommissioning funding	(2.2)	(2.0)
Other	(2.1)	(6.9)
Net cash investing activities	(147.3)	(218.4)

Financing Activities
Short-term debt - net	134.7	46.1
Repayment of long-term debt and capital lease	(77.0)	(4.4)
Payment of dividends
Preferred stock	(2.3)	(2.3)
Common stock	(51.8)	(50.1)
Issuance of common stock	24.1	23.6
Purchase of common stock	(0.8)	(1.2)
Other	5.8	9.2
Net cash financing activities	32.7	20.9
Change in cash and cash equivalents	(2.6)	(0.1)
Cash and cash equivalents at beginning of period	43.3	43.9
Cash and cash equivalents at end of period	$ 40.7	$ 43.8

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2003	2002	2003	2002

Operating revenues
Electric	$205.0	$197.1	$555.7	$522.3
Gas	49.0	39.5	294.8	205.1
Total operating revenues	254.0	236.6	850.5	727.4
Operating expenses
Electric production fuels	38.1	36.8	105.2	92.9
Purchased power	25.2	26.9	73.1	69.8
Gas purchased for resale	32.2	22.6	213.3	126.5
Other operating expenses	64.2	60.0	207.2	184.1
Maintenance	14.4	15.1	57.2	53.9
Depreciation and decommissioning	24.6	19.4	68.1	60.9
Federal income taxes	12.2	10.1	24.9	26.0
Investment tax credit restored	(0.4)	(0.4)	(1.1)	(1.2)
State income taxes	3.9	3.6	7.3	7.3
Gross receipts tax and other	9.0	8.3	27.3	25.1
Total operating expense	223.4	202.4	782.5	645.3
Operating income	30.6	34.2	68.0	82.1
Other income and (deductions)
Allowance for equity funds used during construction	0.3	0.8	1.9	2.2
Other, net	6.5	4.2	16.8	11.4
Income taxes	(0.8)	(1.5)	(2.6)	(3.7)
Total other income	6.0	3.5	16.1	9.9
Income before interest expense	36.6	37.7	84.1	92.0
Interest expense
Interest on long-term debt	6.6	6.9	21.1	20.9
Other interest	1.6	2.0	3.7	5.8
Allowance for borrowed funds used during construction	(0.3)	(0.3)	(0.8)	(0.9)
Total interest expense	7.9	8.6	24.0	25.8
Minority interest	-	(0.4)	(1.6)	(1.2)
Net income	28.7	28.7	58.5	65.0
Preferred stock dividend requirements	0.7	0.8	2.3	2.3
Earnings on common stock	$ 28.0	$ 27.9	$ 56.2	$ 62.7

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(Millions)	2003	2002
ASSETS

Utility plant
Electric	$2,115.6	$1,891.7
Gas	442.5	427.3
Total	2,558.1	2,319.0
Less - Accumulated depreciation	1,283.0	1,461.3
Total	1,275.1	857.7
Nuclear decommissioning trusts	318.4	290.5
Construction in progress	64.7	98.4
Nuclear fuel, less accumulated amortization	20.8	24.6
Net utility plant	1,679.0	1,271.2

Current assets
Cash and equivalents	4.9	3.4
Customer and other receivables, net of reserves of $3.8 and $3.7, respectively	93.2	101.2
Intercompany receivables	5.8	7.7
Accrued utility revenues	27.3	47.3
Fossil fuel, at average cost	12.0	16.3
Gas in storage, at average cost	56.9	31.0
Materials and supplies, at average cost	26.3	24.0
Assets from risk management activities	2.4	1.4
Prepayments and other	32.9	30.7
Total current assets	261.7	263.0

Regulatory assets	106.4	109.0
Pension assets	76.9	84.1
Goodwill	36.4	35.5
Investments and other assets	104.5	109.8
Total	$2,264.9	$1,872.6

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 736.1	$ 745.9
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.5	12.8
Long-term debt	420.7	429.7
Total capitalization	1,220.5	1,239.6

Current liabilities
Current portion of long-term debt	-	50.0
Short-term debt	84.0	26.0
Accounts payable	126.2	160.2
Intercompany accounts payable	15.6	1.2
Accrued interest and taxes	8.1	10.8
Other	47.7	16.5
Total current liabilities	281.6	264.7

Long-term liabilities and deferred credits
Accumulated deferred income taxes	137.7	123.8
Accumulated deferred investment tax credits	16.9	18.1
Regulatory liabilities	103.5	42.7
Environmental remediation liability	35.5	38.7
Postretirement benefit obligations	49.9	51.8
Asset retirement obligations	339.1	-
Other long-term liabilities	80.2	93.2
Total long-term liabilities and deferred credits	762.8	368.3

Commitments and contingencies	-	-
Total	$2,264.9	$1,872.6

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	September 30,	December 31,
(Millions, except share amounts)	2003	2002

Common stock equity
Common stock	$ 95.6	$ 95.6
Premium on capital stock	386.7	383.8
Accumulated other comprehensive income (loss)	(2.7)	(2.7)
Retained earnings	256.5	269.2
Total common stock equity	736.1	745.9

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.2	5.3
7.35% 2016	7.3	7.5
Total long-term debt to parent	12.5	12.8

Long-term debt
First mortgage bonds
Series Year Due
6.80% 2003	-	50.0
6.125% 2005	-	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
Total	422.0	481.1
Unamortized discount and premium on bonds, net	(1.3)	(1.4)
Total long-term debt	420.7	479.7
Current portion	-	(50.0)
Long-term debt, net of current portion	420.7	429.7
Total capitalization	$1,220.5	$1,239.6

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30,
(Millions)	2003	2002

Cash flows from operating activities:
Net income	$ 58.5	$ 65.0

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	68.1	60.9
Amortization	29.3	35.0
Deferred income taxes	8.7	9.1
Investment tax credit restored	(1.2)	(1.2)
Allowance for equity funds used during construction	(1.9)	(2.2)
Unrealized (gain) loss on investments	(5.5)	(1.0)
Equity income, net of minority interest	(8.4)	(6.8)
Pension expense	7.2	0.1
Post retirement funding	10.5	5.0
Other, net	(12.0)	2.2
Changes in -
Customer and other receivables	22.2	1.9
Accrued utility revenues	20.0	20.9
Fossil fuel inventory	4.3	1.0
Gas in storage	(25.9)	3.2
Miscellaneous assets	(5.1)	(12.4)
Accounts payable	(32.0)	5.1
Accrued taxes and interest	(0.1)	(8.7)
Miscellaneous current and accrued liabilities	(0.2)	(11.1)
Net cash operating activities	136.5	166.0

Cash flows from investing activities:
Capital expenditures	(106.5)	(125.7)
Sale of property, plant, and equipment	20.1	-
Decommissioning funding	(2.2)	(2.0)
Dividends received from equity method investment	3.5	3.7
Other	1.5	2.5
Net cash investing activities	(83.6)	(121.5)

Cash flows from financing activities:
Short-term debt - net	58.0	-
Payments of long-term debt and capital lease	(59.4)	(0.9)
Equity contributions from parent	-	45.0
Equity withdrawal by parent	-	(30.0)
Dividends to parent	(51.8)	(48.0)
Preferred stock dividends	(2.3)	(2.3)
Other	4.1	(0.2)
Net cash financing activities	(51.4)	(36.4)
Change in cash and equivalents	1.5	8.1
Cash and equivalents at beginning of period	3.4	9.9
Cash and equivalents at end of period	$ 4.9	$ 18.0

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2003

NOTE 1--FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our annual audited financial statements for the year ended December 31, 2002.

NOTE 2--ACCOUNTING POLICIES

Gross Physical Volumes

In accordance with the requirements of Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," WPS Energy Services' gross physical volumes of natural gas and electricity delivered for the quarter and nine months ended September 30, 2003 and 2002 are reported in the following tables:
	Quarter Ended September 30		Nine Months Ended September 30
WPS Energy Services Gas Results	2003	2002	2003	2002
Wholesale sales volumes in billion cubic feet*	67.5	54.9	204.9	167.3
Retail sales volumes in billion cubic feet*	52.2	24.4	169.5	87.8
* Represents gross volumes physically delivered
	Quarter Ended September 30		Nine Months Ended September 30
WPS Energy Services Electric Results	2003	2002	2003	2002
Wholesale sales in megawatt-hours*	1,515,400	1,115,400	2,309,700	3,091,900
Retail sales in megawatt-hours*	1,623,900	751,500	4,864,800	2,150,700
* Represents gross volumes physically delivered

NOTE 3--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

(Millions)	Nine Months Ended September 30
WPS Resources	2003	2002
Cash paid for interest	$41.9	$37.8
Cash paid for income taxes	15.9	24.2

Wisconsin Public Service
Cash paid for interest	$24.5	$22.2
Cash paid for income taxes	10.9	28.4

There were no noncash investing and financing activities during the first nine months of 2003 and 2002 at WPS Resources or Wisconsin Public Service.


NOTE 4--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards, and other contractual commitments to manage market risks such as changes in commodity prices, interest rates, and foreign currency exchange rates.

WPS Resources evaluates its contracts in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to Statement No. 133 and are offset with a corresponding regulatory asset or liability.

Effective July 1, 2003, WPS Resources adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement No. 133, primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of Statement No. 133. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement No. 149 did not have a significant impact at WPS Resources for the third quarter 2003.

Utility Segment

Wisconsin Public Service has entered into a limited number of natural gas purchase agreements and electric purchase and sale contracts to service customers that are accounted for as derivatives. The Public Service Commission of Wisconsin approved the creation of a regulatory asset or liability for the fair value of derivative amounts as a result of these contracts pursuant to Statement No. 71. Thus, management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. As of September 30, 2003, we have recorded an Asset from risk management activities of $5.1 million related to these contracts. We recorded an Asset from risk management activities of $1.4 million and a Liability from risk management activities of $0.7 million related to these contracts at December 31, 2002.

Nonregulated Segments

Our nonregulated segments have also entered into contracts that are accounted for as derivatives under Statement No. 133. At September 30, 2003, those derivatives not designated as hedges are primarily commodity contracts entered into to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Changes in the fair value of the non-hedge derivatives are recognized currently in earnings. At September 30, 2003, the fair value of these contracts is recorded as an Asset from risk management activities of $572.7 million and a Liability from risk management activities of $565.3 million. At December 31, 2002, we recorded an Asset from risk management activities of $25.5 million and a Liability from risk management activities of $23.2 million for those contracts entered into after October 25, 2002, that qualified as derivatives and were not designated as hedges. At December 31, 2002, WPS Energy Services' commodity contracts entered into before October 25, 2002, were accounted for as energy trading contracts under Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." At September 30, 2003, all commodity contracts that meet the definition of a derivative are accounted for in accordance with Statement No. 133 (as amended by Statement No. 149). For more information, refer to "Transition from Issue 98-10 to Statement No. 133" later in this note.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value and cash flow hedges. Fair value hedges are used to mitigate the risk of changes in prices of natural gas held in inventory and changes in fair value of foreign currency. The changes in the fair value of these hedges are recognized currently in earnings as are the changes in fair value of the hedged items. To the


extent of the fair value hedges' effectiveness, there is no net income impact. At September 30, 2003, the fair value of the contracts designated as fair value hedges is recorded as an Asset from risk management activities of $12.9 million and a Liability from risk management activities of $0.3 million. Fair value hedge ineffectiveness recorded in Nonregulated cost of fuel, gas, and purchased power was insignificant during the third quarter. At December 31, 2002, those contracts designated as fair value hedges were not significant.

Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. At September 30, 2003, the fair value of commodity contracts designated as cash flow hedges is recorded as an Asset from risk management activities of $10.3 million and a Liability from risk management activities of $7.7 million. These cash flow hedges extend through December 2005. The majority of the commodity contracts were determined to be perfectly effective; therefore, the changes in the values to these contracts are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if hedge accounting treatment is discontinued. In the next 12 months, $0.7 million is expected to be recognized in earnings. The portion of these contracts that was determined to be ineffective was not significant and was recorded in Nonregulated cost of fuel, gas, and purchased power. When testing for effectiveness, no portion of the derivative instruments was excluded. At December 31, 2002, those commodity contracts designated as cash flow hedges were not significant.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018. At September 30, 2003, we recorded a Liability from risk management activities of $11.8 million related to this swap. At December 31, 2002, we recorded a Liability from risk management activities of $12.7 million related to this swap. Because the swap was determined to be perfectly effective, the changes in the value of this contract are included in other comprehensive income, net of deferred taxes. We did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

Transition from Issue 98-10 to Statement No. 133

In October 2002, the Emerging Issues Task Force issued Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that rescinded Issue 98-10. WPS Energy Services began applying Issue 98-10 in the first quarter of 2000 due to changes in strategic focus that resulted in a shift in customer mix. Issue 98-10 required all contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The rescission of Issue 98-10 was effective immediately for all energy contracts entered into after October 25, 2002, and effective January 1, 2003, for contracts entered into on or prior to October 25, 2002. Therefore, at December 31, 2002, only those contracts entered into subsequent to October 25, 2002, were evaluated under Statement No. 133. Beginning January 1, 2003, all contracts, including those entered into prior to October 25, 2002, were evaluated under Statement No. 133. The impact of the rescission of Issue 98-10 on contracts has been recorded as a cumulative effect of change in accounting principle of $3.3 million (after taxes) on January 1, 2003. The cumulative effect represents the reversal of the risk management assets and liabilities for those contracts that are not derivatives or that are designated as normal pursuant to Statement No. 133 that were recorded on WPS Energy Services' financial statements at December 31, 2002, pursuant to Issue 98-10. While the rescission of Issue 98-10 did not change the economics or cash flows of the underlying transactions, it does delay the recognition of market gains for nonderivative energy contracts.

Upon adoption, Issue 02-03 also required revenues related to derivative instruments classified as trading to be reported net of related cost of sales for all periods presented. Prior to January 1, 2003, WPS Energy Services classified all its activities as trading in accordance with the accounting standards in effect at that time (Issue 98-10). Consistent with the new accounting standards under Issue 02-03, effective January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices. As a result of the change in the definition of trading, a larger portion of WPS Energy Services' business activities were classified as trading in 2002 than in 2003. Previously reported trading revenues for 2002 have been reclassified using net reporting while the majority of 2003 revenues continue to be reported on a gross basis. The retroactive reclassification to net revenues and


cost of sales for 2002 trading activities resulted in a decrease to WPS Resources' previously reported consolidated nonregulated revenue and consolidated nonregulated cost of fuel, gas, and purchased power for the quarter and nine months ended September 30, 2002 of $232.5 million and $751.7 million, respectively. Margins, net income, and cash flows for 2002 were not impacted by the reclassification of revenue upon adoption of Issue 02-03.

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

Wisconsin Public Service has a total of $36.4 million of goodwill recorded in its natural gas segment related to its merger with Wisconsin Fuel & Light. On January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and amortization of the goodwill was discontinued. There was no impairment of goodwill upon adoption of Statement No. 142. Wisconsin Public Service has elected to perform its annual impairment test during the third quarter of each year. There was no impairment in the third quarter of 2003.

In 2003, Wisconsin Public Service transferred $0.9 million from a regulatory acquisition premium (previously classified as property, plant and equipment) to goodwill. The increase in goodwill reflects an adjustment to the amount of recoverable goodwill recorded from the Wisconsin Fuel & Light merger allowed by the Public Service Commission of Wisconsin in its March 2003 rate order.

Goodwill and purchased intangible assets are included in other assets on the consolidated balance sheets. Information in the tables below relates to total purchased intangible assets for the periods indicated.

(Millions)	September 30, 2003
	Average Life	Gross	Accumulated
Asset Class	(Years)	Carrying Amount	Amortization	Net
Emission credits	1-30	$55.3	$(15.2)	$40.1
Customer related	1-5	3.7	(2.7)	1.0
Other	1-30	3.5	(0.6)	2.9
Total		$62.5	$(18.5)	$44.0

(Millions)	December 31, 2002
	Average Life	Gross	Accumulated
Asset Class	(Years)	Carrying Amount	Amortization	Net
Emission credits	1-30	$51.7	$(12.1)	$39.6
Customer related	1-5	3.5	(2.0)	1.5
Other	1-30	3.3	(0.4)	2.9
Total		$58.5	$(14.5)	$44.0

Amortization expense for intangible assets for the nine months ended September 30, 2003 and 2002 was $4.0 million and $3.4 million, respectively.


NOTE 6--LONG-TERM DEBT
(Millions)	September 30, 2003	December 31, 2002

First mortgage bonds - Wisconsin Public Service
Series 6.80% 6.125% 6.90% 7.125%
Year Due 2003 2005 2013 2023
	$ - - 22.0 50.0	$ 50.0 9.1 22.0 50.0

Senior notes - Wisconsin Public Service
Series 6.125% 4.875% 6.08%
Year Due 2011 2012 2028
	150.0 150.0 50.0	150.0 150.0 50.0

First mortgage bonds - Upper Peninsula Power
Series 7.94% 10.0% 9.32%
Year Due 2003 2008 2021
	- 1.5 17.1	15.0 1.5 17.1

Unsecured senior notes - WPS Resources
Series 7.00% 5.375%
Year Due 2009 2012
	150.0 100.0	150.0 100.0

Term loans - nonrecourse, secured by nonregulated assets	88.9	91.7
Tax exempt bonds	27.0	27.0
Notes payable to bank, secured by nonregulated plant	12.5	11.6
Senior secured note	3.1	3.1
Total	822.1	898.1
Unamortized discount and premium on bonds and debt	(2.5)	(2.6)
Total long-term debt	819.6	895.5
Less current portion	(6.6)	(71.1)
Total long-term debt, net of current portion	$813.0	$824.4

NOTE 7--ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, WPS Resources adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Under the new accounting standard, WPS Resources recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. For the utility segments of WPS Resources, we believe it is probable that any differences between expenses under Statement No. 143 and expenses currently recovered through customer rates will be recoverable in future customer rates. Accordingly, the adoption of this statement had no impact on the utility segments income as the effects were offset by the establishment of regulatory assets or liabilities pursuant to Statement No. 71.

Legal retirement obligations identified for the utility segments of WPS Resources relate primarily to the final decommissioning of the Kewaunee nuclear plant. WPS Resources has a legal obligation to decommission the irradiated portions of the Kewaunee nuclear plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. We have also identified other legal retirement obligations related to utility plant assets that are not currently significant to the financial statements. Upon implementation of Statement No. 143 in the first quarter of 2003, we reclassified previously recorded liabilities of $290.5 million from Accumulated Depreciation and capitalized a net asset retirement cost of $90.8 million, resulting in an increase in net Property, plant and equipment of


$381.3 million. We recorded an asset retirement obligation of $324.8 million. The difference of $56.5 million between previously recorded liabilities and the liability recorded as a result of adopting Statement No. 143 was deferred as a regulatory liability.

The nonregulated segments of WPS Resources have identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury generating plant. Upon implementation of Statement No. 143, the nonregulated segments of WPS Resources recorded an increase in net Property, plant, and equipment of $1.4 million, a liability of $2.0 million, and a cumulative effect of adoption after tax that reduced net income by $0.3 million in the first quarter of 2003.

See Note 10, "Acquisitions and Sales of Assets" for information on the sale of the Sunbury generating plant and Kewaunee nuclear plant.

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	Utility	Nonregulated	Total
Asset retirement obligations at December 31, 2002	$ -	$ -	$ -
Liability recognized in transition	324.8	2.0	326.8
Accretion expense	14.3	0.1	14.4
Asset retirement obligation at September 30, 2003	$339.1	$2.1	$341.2

The following pro forma liabilities reflect amounts as if Statement No. 143 had been applied during all periods presented:

(Millions)	September 30, 2003	December 31, 2002	January 1, 2002
Utility segments:
Nuclear decommissioning	$338.7	$324.4	$306.7
Other	0.4	0.4	0.3
Nonregulated segments:
Ash basin facility	$ 2.1	$ 2.0	$ 1.9

Pro forma net income and earnings per share have not been presented for the periods ended September 30, 2003 and 2002 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the Consolidated Statements of Income.

The utility segments of WPS Resources recognize removal costs for utility assets as a component of depreciation expense in accordance with regulatory treatment. These costs do not have associated legal retirement obligations and, therefore, are outside the scope of Statement No. 143. At September 30, 2003, there was approximately $179.0 million of removal costs included in accumulated depreciation.

NOTE 8--STOCK OPTION PLANS

Shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan and the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. The Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. WPS Resources accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WPS Resources had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock Based Compensation," to stock option-based employee compensation:


	Nine Months Ended September 30
(Millions, except per share amounts)	2003	2002

Income available for common shareholders	$69.8	$80.2
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.4)	(0.3)
Pro forma income	$69.4	$79.9

Basic earnings per common share
As reported	$ 2.15	$ 2.53
Pro forma	2.14	2.53

Diluted earnings per common share
As reported	$ 2.14	$ 2.52
Pro forma	2.13	2.52

NOTE 9--COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Total comprehensive income includes income available for common shareholders, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of cash flow hedges, and foreign currency translation adjustments. WPS Resources' total comprehensive income is:
	Nine Months Ended September 30
(Millions)	2003	2002
Income available for common shareholders	$69.8	$80.3
Cash flow hedges, net of tax of $0.3 and $(3.3)	0.5	(5.1)
Total comprehensive income	$70.3	$75.2

The following table shows the changes to Other Comprehensive Income from December 31, 2002 to September 30, 2003.

(Millions)
December 31, 2002 balance	$(10.0)
Cash flow hedges recognized in income	(6.7)
Cash flow hedges not yet settled	7.2
September 30, 2003 balance	$ (9.5)

NOTE 10--ACQUISITIONS AND SALES OF ASSETS

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold approximately $20.1 million of assets at book value related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction. Also in June 2003, WPS Resources invested an additional $11.9 million in American Transmission Company increasing the consolidated WPS Resources investment in American Transmission Company to 18.2%.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC from CMS Gas Transmission Company, for $26 million. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. It can transport up to 750 million cubic feet of natural gas daily.

On October 24, 2003, WPS Power Development signed a definitive agreement to sell its Sunbury generation plant to a subsidiary of Duquesne Light Holdings. Based on the terms of the asset sales


agreement, the sale price is anticipated to be approximately $120 million for the plant, emission allowances, fuel, and spare parts inventory. At September 30, 2003, the net book value of the plant was $70.7 million, fuel and spare parts included in the sale agreement had a book value of $10.7 million, and emission allowances had a book value of $32.3 million. WPS Power Development will retain the obligation to service a 200 megawatt out-take contract to a third party which runs through December 31, 2004. WPS Power Development financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap, from a group of banks.

Based on assumptions made at the time of signing the agreement, WPS Power Development estimates that the transaction will reduce after tax income approximately $4 million in the summer of 2004, the projected time of closing. However, the actual income statement impact from this sale will be affected by several factors, including: the timing of the sale, the impact of the remaining commitment under the energy out-take contract, and the remaining exposure on the interest rate swap. Changes in forward energy prices will influence the cost of replacing the power for the remainder of the out-take contract. Based upon a June 30, 2004 closing, a one-dollar per megawatt-hour move in energy prices impacts this factor by approximately $0.9 million pre-tax. Changes in interest rates impact the loss to be incurred on the potential termination of the interest rate swap associated with the project debt at Sunbury. As an example of this sensitivity, a 10 basis point shift in interest rates affects the swap termination costs by approximately $0.5 million pre-tax. The mark-to-market loss on the interest rate swap to date has been recorded as a cash flow hedge as a component of other comprehensive income. This transaction is anticipated to close in the summer of 2004, after approval by the Pennsylvania Public Utility Commission of Duquesne Light Company's Provider of Last Resort plan and other typical regulatory approvals.

The affected Sunbury assets will be classified as assets held for sale per Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning in the fourth quarter 2003. As a result of this designation, Sunbury will no longer recognize depreciation expense while the assets are classified as held for sale.

On November 7, 2003, Wisconsin Public Service and Wisconsin Power & Light Company signed an agreement to sell the Kewaunee Nuclear Power Plant to a subsidiary of Dominion Resources, Inc. Wisconsin Public Service is a 59% owner of the Kewaunee plant. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission, and is projected to close in late 2004.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will be approximately $130 million, based on a November 1, 2004 closing date. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. The net book value of the plant was $79.3 million at September 30, 2003. Nuclear fuel and inventory had book values of $20.8 million and $5.2 million, respectively at September 30, 2003. Wisconsin Public Service will request deferral of most of this gain and related costs from the Public Service Commission of Wisconsin. Dominion will assume the liabilities for decommissioning of the Kewaunee plant and will receive Wisconsin Public Service's qualified decommissioning trust assets. The fair value of the qualified decommissioning trust assets was approximately $251 million at November 7, 2003. The fair value of Wisconsin Public Service's non-qualified decommissioning trust assets was approximately $108 million at November 7, 2003. The non-qualified decommissioning trust assets are not included in the sale. The qualified trust is a trust that was established to fund the future cost of nuclear decommissioning and meets the requirements of Section 468A of the Internal Revenue Code (including tax deductibility of contributions and a special tax rate on trust earnings). The non-qualified fund is the same type of fund but does not meet the Internal Revenue Code requirements. Wisconsin Public Service expects that most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be returned to customers under future rate orders. As such, Wisconsin Public Service does not anticipate that this transaction will have a significant impact on its operating results.

The Kewaunee plant has had excellent performance since it began operations in December of 1973 and has received high ratings from the Nuclear Regulatory Commission. In conjunction with the sale, Wisconsin Public Service will enter into a power purchase agreement with Dominion to purchase capacity and energy through the Kewaunee plant's original license term which extends through 2013. This agreement will allow Wisconsin Public Service to purchase capacity and energy equivalent to the amount


that would have been received from the plant had its current ownership interest continued. The power purchase agreement also requires regulatory approval. Management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for Wisconsin Public Service's customers and aligns with its asset management strategy.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Nuclear Plant Operation

In accordance with Nuclear Regulatory Commission industry requirements, during the completed spring 2003 refueling outage, a visual inspection of the Kewaunee plant reactor vessel head was conducted. There were no problems with the vessel head during the most recently completed operating cycle.

After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee plant owners submitted a construction authorization request to the Public Service Commission of Wisconsin for replacement of the reactor vessel head. Approval of the request was received in 2003. The replacement is scheduled to occur during the fall 2004 refueling outage at a cost of approximately $12 million to Wisconsin Public Service.

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

See Note 10, "Acquisitions and Sales of Assets" for information on the sale of the Kewaunee nuclear plant.

Clean Air Regulations

The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions begin in 2003 and gradually increase through 2007. This plan affects Edgewater Unit 4, of which Wisconsin Public Service owns 31.8%. A compliance plan for this unit was initiated in 2000. The plan includes a combination of combustion optimization and emission trading at a cost to Wisconsin Public Service of about $5 million. About 70% of the project has been completed.

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

Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard (the current and projected fuel meets the sulfur content limit). Wisconsin Public Service and the Wisconsin Department of Natural Resources developed a plan to eliminate the modeled exceedance by extending the existing stacks at Weston Units 1 and 2 by 55 feet and limiting the sulfur content of the fuel to 1.2 pounds per million Btu. The cost of the stack extension is about $0.9 million. The United States Environmental Protection Agency is studying the proposal related to increasing the stack height. To date, the United States Environmental Protection Agency has been unwilling to agree with this approach unless further studies are done to support the stack height increase. If the United States Environmental Protection Agency does not accept this proposal, Wisconsin Public Service may be required to reduce further the sulfur content of fuel burned, to install environmental control equipment or to modify plant operations. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.


In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against other utilities. In these enforcement proceedings, the United States Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the United States Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the United States Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

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


  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002, the United States Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive.

In June 2003, the Wisconsin Department of Natural Resources recommended to the Wisconsin legislature that Wisconsin's four largest utilities be required to reduce mercury emissions caused by the burning of coal. The Wisconsin joint legislative committee has sent the proposal back to the Wisconsin Department of Natural Resources for revision. Federal mercury emission proposals are expected later this year.

Manufactured Gas Plant Remediation

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites. As of the fall of 2003, cleanup of the land portion of the Oshkosh site was substantially complete. Groundwater treatment and monitoring at Oshkosh will continue into the future. Sediment remains to be addressed at the Oshkosh site (as well as other sites). Work on the Green Bay site was conducted in the spring of 2003 and that site is substantially complete. Costs of these cleanups are within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $38.3 million to $43.7 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements and the assessment of natural resource damages.

Wisconsin Public Service currently has a $35.5 million liability recorded for cleanup with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs, net of insurance recoveries, in future customer rates. Carrying costs associated with the cleanup expenditures will not be recoverable. Wisconsin Public Service has received $12.7 million in insurance recoveries that we recorded as a reduction to the regulatory asset.

Flood Damage

On May 14, 2003, a fuse plug at the Silver Lake reservoir owned by Upper Peninsula Power Company, a wholly owned subsidiary of WPS Resources Corporation, was breached. This breach resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.

A dam owned by Marquette Board of Light and Power, which is located downstream from the Silver Lake reservoir near the mouth of the Dead River, also failed during this event. In addition, high water conditions resulted in damage at the Presque Isle Power Plant owned by Wisconsin Electric Power Company. Presque Isle, which is located downstream from the Marquette Board of Light and Power dam, was forced into a shutdown on May 15, 2003.

On October 10, 2003, Upper Peninsula Power Company, submitted to the Federal Energy Regulatory Commission an independent engineering study of the root causes of the release of Silver Lake into the Dead River basin. The study concluded that there were errors in the design of the reservoir's fuse plug, which was installed in 2002. The fuse plug was designed for the Silver Lake reservoir by an outside engineering firm. The study concluded that the fuse plug washed out too quickly and to deeper levels than would a plug designed correctly. In addition to the loss of the recently completed fuse plug, the flood and subsequent events impacted the river downstream and caused some collateral damage.

WPS Resources maintains a comprehensive insurance program that includes Upper Peninsula Power Company and which provides both property insurance for its facilities and liability insurance for liability to third parties. WPS Resources is insured in amounts that it believes, based on current damage estimates, are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources.


Upper Peninsula Power made a request to the Michigan Public Service Commission for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future Michigan rate proceedings. Upper Peninsula Power also made a request to the Federal Energy Regulatory Commission for deferral and future recovery of any costs including power supply costs that are not reimbursable through insurance. As of September 30, 2003, Upper Peninsula Power has deferred approximately $4.2 million pretax and expensed approximately $1.0 million pretax of costs for damages resulting from the flood. Upper Peninsula Power anticipates a ruling on its requests from the Michigan Public Service Commission in the fourth quarter of 2003.

Wausau, Wisconsin to Duluth, Minnesota Transmission Line

Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin to Duluth, Minnesota transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.

Under a recent agreement, American Transmission Company will assume primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission to transfer ownership of the project to the American Transmission Company. Wisconsin Public Service will continue to be responsible for obtaining property rights in Wisconsin necessary for the construction of the project. The transfer occurred in June 2003, at which time Wisconsin Public Service was reimbursed approximately $20.1 million for its construction expenditures to date. Also in June 2003, WPS Resources invested an additional $11.9 million in American Transmission Company increasing the consolidated WPS Resources ownership interest in American Transmission Company to 18.2%.

WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in American Transmission Company. WPS Resources may terminate funding if the project extends beyond January 1, 2010. American Transmission Company announced that the estimate of total project costs was revised to $396 million on November 11, 2002. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs. Wisconsin Public Service and American Transmission Company filed petitions with the Public Service Commission of Wisconsin for approval of the revised cost estimate. We anticipate receiving approval to continue the project with the new cost estimates in the first quarter of 2004. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2003 through 2005, we expect to make capital contributions of up to $80 million (including contributions already made in 2003) for our portion of the Wausau to Duluth transmission line.

WPS Resources expects to provide capital contributions of approximately $13 million to American Transmission Company in the second quarter of 2004.

IRS Announcement Regarding Synthetic Fuels

Through an affiliate of WPS Power Development, WPS Resources owns a partial interest in a synthetic fuel production facility located in Kentucky and receives tax credits pursuant to Section 29 of the Internal Revenue Code ("Code") based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal.

On June 27, 2003, the Internal Revenue Service ("IRS") announced that it had reason to question the scientific validity of certain test procedures and results that have been presented by certain taxpayers as evidence that the required significant chemical change has occurred. The IRS also announced that it is currently reviewing information regarding these test procedures and practices.

On August 1, 2003, the IRS notified WPS Resources that its synthetic fuel affiliate is under review for the 2001 tax period as a result of the June IRS announcement. In addition, the IRS informed


WPS Resources that it may reexamine the 2000 tax period depending upon the results of the review of 2001. Previously, the IRS had informed the WPS Resources affiliate that its 1999 and 2000 returns had been examined and accepted as filed. It is not known when the audit will be completed.

On October 29, 2003, the IRS announced that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. WPS Resources believes that such requirement is met for the facility. The IRS also announced that it plans to issue guidelines regarding future sampling and quality control procedures, testing intervals and record keeping requirements with respect to tests for significant chemical change. The IRS is also considering requiring that testing laboratories meet certain accreditation standards and other requirements. WPS Resources believes that the facility will be able to comply with such guidelines.

According to published reports on October 29, 2003, the Permanent Subcommittee on Investigation of the Senate Committee on Governmental Affairs initiated an investigation of "potential abuses of tax credits for producers of synthetic fuel under Section 29." It is not known if and when such investigation will be completed and what impact, if any, such investigation may have on the IRS announcement of the same date.

Regarding the income tax audit of WPS Resources' affiliate, various documents requested by the IRS are in the process of being provided. It is not known when the audit will be completed. The recent IRS announcement may reduce the scope of the audit. WPS Resources continues to believe the facility has been operated in compliance with the private letter rulings and Section 29 of the Code.

See WPS Resources' Notes to Consolidated Financial Statements Note 15--Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2002, for a complete discussion of all other commitments and contingent liabilities.

NOTE 12--GUARANTEES

Effective January 1, 2003, WPS Resources adopted the provisions of Financial Accounting Standards Board Issue No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

At September 30, 2003, Wisconsin Public Service had an outstanding guarantee to indemnify a third-party for certain exposures related to the construction of utility assets. In the event that the construction project is not completed, Wisconsin Public Service has agreed to reimburse the guaranteed party for certain unrecovered costs. At September 30, 2003, the guarantee carries a maximum exposure of $5.7 million. A liability for the fair value of this obligation was not recognized in the Consolidated Balance Sheets of Wisconsin Public Service because the guarantee was issued prior to the effective date for initial measurement and recognition as defined by Interpretation No. 45.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC. Included in the purchase agreement, WPS Resources was assigned a guarantee for its pro rata portion of the debt obligations of Guardian, with recourse to the guaranteed parties specifically limited to WPS Resources' ownership interest in Guardian. WPS Resources' one-third interest had a carrying value of $26.9 million at September 30, 2003. The guarantee expires upon completion of certain construction projects by Guardian and one of its customers, which is expected by December 31, 2003. The fair value of this obligation is not significant to the Consolidated Balance Sheets of WPS Resources at September 30, 2003.


NOTE 13--EARNINGS PER SHARE
Common stock shares, $1 par value	September 30, 2003	December 31, 2002
Total shares issued, 200,000,000 shares authorized	32,644,008	32,040,875
Treasury shares	19,400	65,650
Average cost of treasury shares	$25.19	$23.62
Shares in deferred compensation trust	187,699	166,446
Average cost of deferred compensation trust shares	$33.46	$32.29

Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. Diluted earnings per share for the periods shown are calculated excluding some stock option plan shares that had an anti-dilutive effect. The number of anti-dilutive shares is immaterial for the periods ended September 30, 2003 and 2002.

The following table reconciles the computation of basic and diluted earnings per share:

Reconciliation of Earnings Per Share	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2003	2002	2003	2002
Net income before cumulative effect of change in accounting principle	$34.1	$30.5	$66.6	$80.2
Impact of cumulative effect of a change in accounting principle	-	-	3.2	-
Net income available to common shareholders	$34.1	$30.5	$69.8	$80.2

Basic weighted average shares	32.6	31.9	32.5	31.7
Incremental issuable shares	.3	0.2	.3	0.1
Diluted weighted average shares	32.9	32.1	32.8	31.8

Basic earnings per common share before cumulative effect of change in accounting principle	$1.05	$0.96	$2.05	$2.53
Diluted earnings per common share before cumulative effect of change in accounting principle	$1.04	$0.95	$2.04	$2.52
Basic impact per share of cumulative effect of change in accounting principle	-	-	$0.10	-
Diluted impact per share of cumulative effect of change in accounting principle	-	-	$0.10	-

Basic earnings per common share	$1.05	$0.96	$2.15	$2.53
Diluted earnings per common share	$1.04	$0.95	$2.14	$2.52

NOTE 14--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include two nonregulated companies, WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation company. The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power.

The tables below present summary information pertaining to our operations segmented by lines of business.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended September 30, 2003
External revenues	$220.5	$ 49.0	$269.5	$ 696.4	$ 46.4	$ -	$ -	$1,012.3
Intersegment revenues	7.1	-	7.1	5.0	1.8	0.3	(14.2)	-
Income available for common shareholders	32.3	(4.4)	27.9	5.1	2.2	(1.1)	-	34.1

Quarter Ended September 30, 2002
External revenues	$208.4	$ 39.3	$247.7	$ 82.3	$ 47.0	$ 0.1	$ -	$ 377.1
Intersegment revenues	6.0	0.2	6.2	2.0	2.1	0.2	(10.5)	-
Income available for common shareholders	28.0	(1.3)	26.7	0.8	4.6	(1.3)	(0.3)	30.5

Nine Months Ended September 30, 2003
External revenues	$601.3	$290.9	$892.2	$2,256.6	$128.5	$ .1	$ -	$3,277.4
Intersegment revenues	22.7	3.9	26.6	15.1	6.2	.8	(48.7)	-
Income available for common shareholders	50.1	6.3	56.4	20.5	(3.8)	(3.7)	0.4	69.8

Nine Months Ended September 30, 2002
External revenues	$554.5	$203.8	$758.3	$ 247.1	$103.2	$ 0.1	$ -	$1,108.7
Intersegment revenues	15.9	1.3	17.2	2.5	7.2	0.9	(27.8)	-
Income available for common shareholders	49.1	10.4	59.5	7.0	16.2	(2.3)	(0.2)	80.2

Wisconsin Public Service's principal business segments are the regulated electric utility operations and the regulated gas utility operations.
Segments of Business (Millions)	Electric	Gas	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Consolidated

Quarter Ended September 30, 2003
External revenues	$205.0	$ 49.0	$254.0	$0.4	$(0.4)	$254.0
Earnings on common stock	30.7	(4.4)	26.3	1.7	-	28.0

Quarter Ended September 30, 2002
External revenues	$197.1	$ 39.5	$236.6	$0.4	$(0.4)	$236.6
Earnings on common stock	27.5	(1.3)	26.2	1.7	-	27.9

Nine Months Ended September 30, 2003
External revenues	$555.7	$294.8	$850.5	$1.1	$(1.1)	$850.5
Earnings on common stock	44.8	6.3	51.0	5.1	-	56.2

Nine Months Ended September 30, 2002
External revenues	$522.3	$205.1	$727.4	$1.1	$(1.1)	$727.4
Earnings on common stock	47.9	10.4	58.3	4.4	-	62.7


NOTE 15--NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the Financial Accounting Standards Board issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of Interpretation No. 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. For these entities, Interpretation No. 46 will now be effective in the fourth quarter of 2003. On October 31, 2003, the Financial Accounting Standards Board issued a proposed Interpretation to clarify some of the provisions of Interpretation No. 46 and to exempt certain entities from its requirements. The proposed clarifications and modifications will be effective in the fourth quarter of 2003. WPS Resources continues to evaluate the impact of Interpretation No. 46 on variable interest entities created prior to February 1, 2003.

The Emerging Issues Task Force of the Financial Accounting Standards Board clarifies accounting standards for diversity in practice. The Task Force reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-03. Issue No. 03-11 addresses the recording of realized gains and losses on derivative contracts not held for trading purposes. Issue No. 03-11 specifies that whether these contracts should be reported on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing these facts and circumstances Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. The consensus in Issue No. 03-11 will be applied prospectively to arrangements entered into after October 1, 2003. WPS Resources is currently evaluating the effect of Issue No. 03-11 on the reporting of its non-trading derivative transactions.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires financial instruments that have characteristics of equity, but that embody obligations of the issuer, to be classified as a liability. However, the effective date of certain provisions of Statement No. 150 has been deferred indefinitely, pending further action by the Financial Accounting Standards Board. We will continue to monitor actions of the Financial Accounting Standards Board and evaluate the impact on our financial statements of any new guidance.


Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company exempt from the Public Utility Holding Company Act of 1935. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation, which is also a holding company exempt from the Public Utility Holding Company Act of 1935, and Upper Peninsula Power Company. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, including WPS Energy Services, Inc. and WPS Power Development, Inc.

Third Quarter 2003 Compared with Third Quarter 2002

WPS Resources Overview

WPS Resources' third quarter 2003 and third quarter 2002 results of operations are shown in the following table:

WPS Resources' Results	Third Quarter
(Millions, except per share amounts)	2003	2002	Change

Total revenues	$1,012.3	$377.1	168%
Income available for common shareholders	$34.1	$30.5	12%
Earnings per common share
Basic	$1.05	$0.96	9%
Diluted	$1.04	$0.95	9%
Dividends per common share declared	$1.09	$0.535	104%

Total revenues increased significantly due to the required reclassification of previously reported 2002 revenues and cost of sales (see Adoption of Accounting Standard discussion that follows). Total revenues also increased due to electric utility rate increases, higher natural gas prices and sales volume growth at WPS Energy Services in the third quarter of 2003.

Increased sales volumes at WPS Energy Services, largely driven by business expansion in Canada and Michigan, resulted in increased income available for common shareholders in the third quarter of 2003. Higher earnings at the electric utility segment also contributed to increased income. Partially offsetting these increases were higher operating expenses at the gas utility segment and the recognition of a lower gain on the sale of an interest in WPS Power Development's synthetic fuel operation, as compared with the prior year period.

Dividends per common share increased in the third quarter of 2003 primarily because both the third and the fourth quarter dividends were declared in the third quarter of 2003. Third quarter dividends increased $0.01 in 2003, as compared with the prior year period. Our overall dividend policy has not changed.

Adoption of Accounting Standard

On January 1, 2003, WPS Resources and its subsidiaries were required to adopt Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The adoption of Issue 02-03 rescinded Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and revised the presentation of revenues and cost of sales for trading activities.

WPS Energy Services had been applying the accounting standards of Issue 98-10 from the first quarter of 2000 until this standard was rescinded in October 2002. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its energy related contracts to market. On


October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and required a cumulative change in accounting principle be recorded, effective January 1, 2003, for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Energy Services recorded a positive after-tax cumulative effect of a change in accounting principle to net income to remove from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. While the rescission of Issue 98-10 did not change the economics or cash flows of the underlying transactions, it does delay the recognition of market gains for nonderivative energy contracts.

In addition, the adoption of Issue 02-03 requires revenues related to derivative instruments classified as trading be reported net of related cost of sales for all periods presented. Prior to January 1, 2003, WPS Energy Services classified all its activities as trading in accordance with the accounting standards in effect at that time (Issue 98-10). Consistent with the new accounting standards under Issue 02-03, effective January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices. As a result of the change in the definition of trading, a larger portion of WPS Energy Services' business activities were classified as trading in 2002 than in 2003. Previously reported trading revenues related to derivatives for 2002 have been reclassified using net reporting while the majority of 2003 revenues continue to be reported on a gross basis. The retroactive reclassification to net revenues and cost of sales for 2002 trading activities resulted in a $232.5 million decrease to WPS Resources' previously reported third quarter 2002 consolidated nonregulated revenues and a corresponding $232.5 million decrease to previously reported third quarter 2002 nonregulated cost of fuel, natural gas, and purchased power. Neither margins, net income nor cash flows for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03.

Revenues

Electric utility revenues increased in the third quarter of 2003 due to retail and wholesale electric rate increases for our Wisconsin and Michigan customers in accordance with new rate orders. Wisconsin Public Service was granted authority to increase retail electric rates by 3.5%, effective March 21, 2003, by the Public Service Commission of Wisconsin. Upper Peninsula Power was granted authority to increase retail electric rates by 8.95%, effective December 20, 2002, by the Michigan Public Service Commission. Wisconsin Public Service was granted authority for a $0.3 million increase in retail electric rates from the Michigan Public Service Commission on July 23, 2003. The Michigan Public Service Commission also authorized recovery of $1.0 million of increased transmission costs through the power supply cost recovery fuel adjustment clause. In addition, the Federal Energy Regulatory Commission ordered a 21% interim increase in wholesale electric rates, subject to refund if the final rates are lower, for Wisconsin Public Service effective May 11, 2003 (final rates are anticipated in the second quarter of 2004).

Gas utility revenues increased as a result of higher natural gas prices in the third quarter of 2003 than in the third quarter of 2002. This was partially offset by lower natural gas throughput volumes and the implementation of a 0.3% decrease in retail natural gas rates ordered by the Public Service Commission of Wisconsin effective March 21, 2003.

WPS Energy Services' revenues increased due to the change in accounting noted above, higher natural gas prices, and sales volume growth, including the addition of a retail natural gas business in Canada in November 2002 and the addition of a retail electric business in Michigan.

Overview of Utility Operations

Utility operations include the electric utility segment consisting of the electric operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility segment comprising the gas operations at Wisconsin Public Service. Income available for common shareholders attributable to electric utility operations was $32.3 million in the third quarter of 2003 compared with $28.0 million in the third quarter of 2002. Gas utility operations experienced a loss of $4.4 million in the third quarter of 2003 compared with a loss of $1.3 million in the same period of 2002.


Electric Utility Segment Operations

Our electric utility segment margin increased $10.1 million, or 7%, due to retail and wholesale electric rate increases authorized in rate orders received by Wisconsin Public Service and Upper Peninsula Power.

WPS Resources'	Third Quarter
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$227.6	$214.4
Fuel and purchased power costs	74.1	71.0
Margins	$153.5	$143.4

Sales in megawatt-hours	3,825,016	3,899,468

Our electric utility segment revenues increased $13.2 million, or 6%, in the third quarter of 2003 as the result of increases in retail and wholesale electric rates. Overall sales volumes decreased 2% primarily due to summer weather that was 28% cooler in the third quarter of 2003 than in the same period in 2002, and 15% cooler than normal.

Our fuel expense for generation plants increased $1.5 million, or 4%, in the third quarter of 2003. Of this amount, $1.4 million was the result of increased generation from combustion turbine generation plants that rely primarily on natural gas, the cost of which was 43% higher on a per unit basis in the third quarter of 2003 than in the third quarter of 2002. Generation requirements for the combustion turbine plants increased largely due to the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Purchased power expense at Upper Peninsula Power increased $3.4 million largely due to a 53% increase in the cost of purchases and more purchases from Wisconsin Public Service. Despite a 20% increase in the unit cost of purchased power at Wisconsin Public Service, purchased power expense decreased $1.7 million as a result of a 22% reduction in the volume of power purchased.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail electric customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. On October 29, 2003, Wisconsin Public Service filed a request with the Public Service Commission of Wisconsin for a retail electric rate reduction due to a lower cost of fuel and purchased power than was forecasted in its 2003 retail electric rate request. Wisconsin Public Service expects to refund approximately $1.9 million to its Wisconsin retail electric customers in December 2003. Estimated refund amounts related to revenues from August 15, 2003 (the date that Wisconsin Public Service was notified that it was required to file) through September 30, 2003 were accrued in the third quarter of 2003.

The Michigan Public Service Commission allows Wisconsin Public Service and Upper Peninsula Power to pass excess fuel and purchased power costs on to Michigan retail electric customers through a power supply cost recovery program following approval of an annual request for recovery. In addition, Wisconsin Public Service is authorized by the Federal Energy Regulatory Commission to adjust wholesale electric customer rates for fuel and purchased power costs that exceed forecast through a monthly adjustment clause.

Gas Utility Segment Operations

Our gas utility segment margin decreased $0.1 million, or 1%, as a result of a 2% decrease in overall natural gas throughput volumes and a decrease in retail natural gas rates. Effective March 21, 2003, the Public Service Commission of Wisconsin ordered a 0.3% decrease in retail natural gas rates.


WPS Resources'	Third Quarter
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$49.0	$39.5
Purchase costs	32.2	22.6
Margins	$16.8	$16.9

Throughput in therms	120,736	123,355

Our gas utility segment revenues increased $9.5 million, or 24%, in the third quarter of 2003 and gas purchase costs increased $9.6 million, or 42%, largely as the result of a 43% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of natural gas on to retail customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the third quarter of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Natural gas throughput volumes to our higher-margin customer classes increased, including a 12% increase for residential customers and a 19% increase for commercial and industrial customers. However, throughput volumes to natural gas transport customers decreased 6% due to slower economic conditions and the high price of natural gas.

Gas utility losses for the third quarter of 2003 increased $3.1 million largely due to costs associated with Wisconsin Public Service's automated meter reading program and the amortization of the premium related to the Wisconsin Fuel & Light merger. Although these items are being recovered in 2003 retail natural gas rates, the amortization of expense occurs evenly over the recovery period while the related natural gas utility revenues are recovered on a cyclical basis with the largest recovery of gas revenues during the winter months, or the first and fourth quarters.

Utility Other Expenses

Utility operation and maintenance expenses increased $4.1 million in the third quarter of 2003, compared with the same period in the prior year, due to higher postretirement medical, pension, and active medical costs, additional operating expenses at the Kewaunee Nuclear Power Plant, and increased legal and consulting fees. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, declining discount rates, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend in benefit expense will continue throughout the year and are seeking ways to manage expense levels.

Utility depreciation and decommissioning expense increased $5.3 million in the third quarter of 2003 due to higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets and depreciation on additional plant assets.

Utility Miscellaneous Income

Utility miscellaneous income increased $1.8 million in the third quarter of 2003 primarily as the result of higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense.

Overview of Nonregulated Operations

Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation company. WPS Energy Services and WPS Power Development are both reportable segments.


WPS Energy Services' net income increased to $5.1 million in the third quarter of 2003 compared with $0.8 million in the same period of 2002. Net income at WPS Power Development was $2.2 million in the third quarter of 2003 compared with $4.6 million in the third quarter of 2002.

Overview of WPS Energy Services Segment Operations

Revenues at WPS Energy Services were $701.4 million in the third quarter of 2003 compared with $84.3 million in the third quarter of 2002. Revenues increased at WPS Energy Services largely as the result of the adoption of Issue 02-03 (see previous section on Adoption of Accounting Standard for further discussion). As a result of adopting Issue 02-03, WPS Energy Services reclassified $232.8 million of cost of sales to revenues to report the third quarter 2002 trading activities that meet the definition of a derivative on a net basis in accordance with Issue 02-03. There was no impact on reported 2002 margins, net income or cash flow from this reclassification. Additional factors increasing revenues include the higher cost for natural gas in the third quarter of 2003 compared with the cost for the same period in 2002, and increased sales volumes driven by the addition of both the retail natural gas business in Canada and the retail electric business in Michigan.

WPS Energy Services'	Third Quarter
Gas Results (Millions, except volumes)	2003	2002

Nonregulated natural gas revenues	$577.8	$51.7
Nonregulated natural gas cost of sales	570.6	46.7
Margins	$ 7.2	$ 5.0

Wholesale sales volumes in billion cubic feet*	67.5	54.9
Retail sales volumes in billion cubic feet*	52.2	24.4
* Represents gross volumes physically delivered

Natural gas revenues increased in the third quarter of 2003 compared with the third quarter of 2002 as the result of the reclassification of $197.4 million of 2002 trading revenue from the gross to the net basis, significantly higher natural gas prices, and the acquisition of the Canadian business. The nonregulated gas margin at WPS Energy Services increased $2.2 million during the third quarter primarily due to improved margins in the wholesale business and to the addition of the Canadian retail natural gas business acquired in November 2002.

WPS Energy Services'	Third Quarter
Electric Results (Millions, except volumes)	2003	2002

Nonregulated electric revenues	$122.9	$31.8
Nonregulated electric cost of sales	111.0	29.0
Margins	$ 11.9	$ 2.8

Wholesale sales in megawatt-hours*	1,515,416	1,115,400
Retail sales in megawatt-hours*	1,623,870	751,500
* Represents gross volumes physically delivered

Nonregulated electric revenues at WPS Energy Services increased $91.1 million largely due to a $35.4 million reclassification of 2002 revenues from a gross to a net basis and to the acquisition of the Michigan retail operation. Growth in retail electric customers, enhanced operational performance, participation in the New Jersey Basic Generation Service Program, and better management of power supplies in various markets also contributed to the $9.1 million increase in WPS Energy Services' electric margin in the third quarter of 2003.

WPS Energy Services was awarded 700 megawatts of fixed price load and 250 megawatts of hourly priced load at the February 2003 basic generation service auction conducted by the four regulated distribution companies in New Jersey. Service to the electric distribution companies began August 1, 2003 and ends May 31, 2004.


WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $3.1 million in the third quarter of 2003 compared with the third quarter of 2002 primarily due to costs associated with business expansion and higher accruals for incentive compensation as a result of higher gross margins.

Overview of WPS Power Development Segment Operations

Revenues at WPS Power Development decreased $0.9 million, or 2%, in the third quarter of 2003. The primary factors impacting this decrease were lower revenues from the generation assets acquired in New York in June 2002 and lower revenue from the Combined Locks Energy Center which became fully operational in the second quarter of 2002. Generation at these facilities was reduced due to the high cost of natural gas during the third quarter of 2003. Partially offsetting these decreases were increased revenue at the Sunbury and Westwood generation plants due to more favorable market prices, as compared with the prior year period, and increased revenue from the Tinker hydro plant in Canada due to higher than normal summer water flows. As new generation assets are acquired or constructed, WPS Power Development's output capacity is increased providing new sales opportunities. These opportunities are tempered by market prices and the costs of production.

WPS Power Development had net income of $2.2 million in the third quarter of 2003 compared with $4.6 million in the third quarter of 2002. This decrease was primarily due to the recognition of a lower gain on the sale of portions of its synthetic fuel operations and a lower production margin partially offset by decreased operating costs.

WPS Power Development experienced a decrease of $2.3 million in its margin in the third quarter of 2003.

WPS Power Development's	Third Quarter
Production Results (Millions)	2003	2002

Nonregulated other revenues	$48.2	$49.1
Nonregulated other cost of sales	31.5	30.1
Margins	$16.7	$19.0

WPS Power Development's lower margin is primarily attributable to less generation from its New York assets, the Combined Locks Energy Center, and the Stoneman power plant as a result of the high price of natural gas and decreased demand. Increased margins from the Tinker hydro facility and the Westwood generation plant partially offset these factors.

WPS Power Development's Other Expenses

Operating expenses at WPS Power Development decreased $1.8 million in the third quarter of 2003 compared with the third quarter of 2002, primarily due to fewer business expansion activities.

WPS Power Development's Miscellaneous Income

Miscellaneous income decreased $7.5 million primarily as a result of lower gains on the sales of interests in WPS Power Development's synthetic fuel operation. WPS Power Development recognized a $2.0 million (approximately $1.2 million after-tax) gain in the third quarter of 2003 associated with the 2002 sale of a portion of its synthetic fuel operation compared with a $10.1 million (approximately $6.1 million after-tax) gain recognized in 2002 related to its 2001 sale of a portion of its synthetic fuel operation. In addition, increased production of synthetic fuel in the third quarter of 2003 resulted in increased equity losses related to WPS Power Development's synthetic fuel operation which is accounted for under the equity method of accounting.

The impact on net income from equity losses related to WPS Power Development's synthetic fuel operation was offset by income tax credits generated by increased production levels during the third quarter of 2003. As a result of the sale of 30% of its interest in December 2002, a significant portion of the increase in production costs ($2.2 million) was allocated to the purchaser of this interest.


WPS Power Development's Tax Credits

WPS Power Development's synthetic fuel operation resulted in the recognition of $3.8 million of Section 29 federal tax credits as a reduction of federal income tax expense in the third quarter of 2003. For the third quarter of 2002, WPS Power Development's share of synthetic fuel sales resulted in the recording of $1.9 million of Section 29 federal tax credits as a reduction of federal income tax expense. More tax credits were recognized in the third quarter of 2003 as previously unrecorded tax credits were recognized due to a change in the projected 2003 federal tax liability.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $1.1 million in the third quarter of 2003 compared with a loss of $1.3 million in the third quarter of 2002. Losses have been experienced due to interest expense from financing required to provide funds for subsidiary operations. Partially offsetting interest expense were increased earnings from equity investments.

Impact of the Northeast United States Blackout

The operations of WPS Resources were not materially affected by the August 14, 2003 electrical blackout in the northeast quadrant of the United States.

Nine Months 2003 Compared with Nine Months 2002

WPS Resources Overview

WPS Resources' nine months ended September 30, 2003 and 2002 results of operations are shown in the following table:

WPS Resources' Results	Nine Months Ended September 30,
(Millions, except per share amounts)	2003	2002	Change

Total revenues	$3,277.4	$1,108.7	196%
Net income before cumulative effect of changes in accounting principles	$66.6	$80.2
Cumulative effect of changes in accounting principles, net of tax	3.2	-
Income available for common shareholders	$69.8	$80.2	(13%)
Earnings per share before cumulative effect of changes in accounting principles
Basic	$2.05	$2.53	(19%)
Diluted	$2.04	$2.52	(19%)
Impact per share of cumulative effect of changes in accounting principles
Basic	$0.10	-	-
Diluted	$0.10	-	-
Earnings per common share
Basic	$2.15	$2.53	(15%)
Diluted	$2.14	$2.52	(15%)
Dividends per common share declared	$2.16	$1.585	36%

Consolidated revenues increased significantly due to the required reclassification of previously reported 2002 revenues and cost of sales, higher natural gas prices, utility retail and wholesale electric rate increases, and increased sales volumes in the first nine months of 2003.


Lower earnings at WPS Power Development and our gas utility segment were only partially offset by improved performance at WPS Energy Services resulting in the decrease in income available for common shareholders. Although utility margins increased during the nine months of 2003, higher utility operating expenses coupled with the delayed Wisconsin retail electric rate relief at Wisconsin Public Service had a negative impact on utility earnings. The Public Service Commission of Wisconsin approved a 3.5% increase in Wisconsin retail electric rates effective March 21, 2003. We had anticipated a January 1, 2003 effective date. WPS Power Development experienced a net loss primarily due to the recognition of a lower gain on the sale of a portion of its synthetic fuel operation and reduced margins at its Sunbury generation plant. Improved natural gas and electric margins at WPS Energy Services combined with the effect of required accounting changes partially offset these decreases in the consolidated earnings of WPS Resources in the first nine months of 2003.

Dividends per common share increased in 2003 primarily because both the third and the fourth quarter dividends were declared in the third quarter of 2003. Dividends for the first nine months of 2003 increased $0.03, as compared with the prior year period. Our overall dividend policy has not changed.

Adoption of Accounting Standards

WPS Resources and its subsidiaries were required to adopt new accounting standards at January 1, 2003, including the adoption of the Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The adoption of these standards resulted in a consolidated positive after-tax cumulative effect of changes in accounting principles of $3.2 million.

WPS Energy Services had been applying the accounting standards of Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," from the first quarter of 2000 until this standard was rescinded in October of 2002. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its energy related contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and required a cumulative change in accounting principle be recorded, effective January 1, 2003, for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Energy Services recorded a positive after-tax cumulative effect of a change in accounting principle to net income to remove from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of adopting Issue 02-03 was partially offset in net income by the impact on WPS Energy Services' margins of eliminating mark-to-market accounting for nonderivative contracts, for a positive net after-tax impact of approximately $2.7 million for the nine months ended September 30, 2003. The required change in accounting had no impact on the economics or cash flows of the underlying transactions.

In addition, the adoption of Issue 02-03 requires revenues related to derivative instruments classified as trading be reported net of related cost of sales for all periods presented. Accordingly, WPS Resources' previously reported nine months 2002 revenues have been reclassified to be presented net of related cost of sales. The retroactive reclassification to net revenues and cost of sales for the nine months ended September 30, 2002, resulted in a $751.7 million decrease to WPS Resources' previously reported consolidated nonregulated revenues and a corresponding $751.7 million decrease to WPS Resources' previously reported consolidated nonregulated cost of fuel, natural gas, and purchased power. Neither margins, net income, nor cash flows for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03.

Adoption of Statement No. 143 resulted in increases in net property, plant, and equipment and noncurrent liabilities at Wisconsin Public Service and WPS Power Development as of January 1, 2003. As a result, WPS Resources' total assets and total liabilities increased approximately $332 million and a negative after-tax cumulative effect of change in accounting principle of $0.3 million was recognized.


Wisconsin Public Service recorded a $329.5 million asset retirement obligation liability related primarily to the decommissioning of the Kewaunee Nuclear Power Plant on its balance sheet. Amounts related to nuclear decommissioning previously recorded in accumulated depreciation were reclassified to the asset retirement obligation liability. Wisconsin Public Service believes it is probable that any differences between expenses under Statement No. 143 and expenses currently included in customer rates will be recoverable in future customer rates. Accordingly, there was no cumulative effect of a change in accounting principle due to the anticipated regulatory treatment of asset retirement obligations.

WPS Power Development recognized an asset retirement obligation of $2.0 million related to its Sunbury plant on its balance sheet and related negative after-tax cumulative effect of change in accounting principle of $0.3 million.

Revenues

Utility revenues increased due to increased retail and wholesale electric rates, higher natural gas prices, and higher natural gas throughput volumes during the nine months ended September 30, 2003, compared with the same period in 2002. WPS Energy Services' revenues increased as a result of the change in accounting noted above, higher natural gas prices, and sales volume growth driven by the acquisitions of a retail natural gas business in Canada and a retail electric business in Michigan, and participation in the New Jersey Basic Generation Service Program.

Overview of Utility Operations

Utility operations include the electric utility segment consisting of the electric operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility segment comprising the gas operations at Wisconsin Public Service. Income available for common shareholders attributable to electric utility operations was $50.1 million in the nine months of 2003 compared with $49.1 million in the nine months of 2002. Income available for common shareholders attributable to gas utility operations was $6.3 million in the nine months of 2003 compared with $10.4 million in the same period of 2002.

Electric Utility Segment Operations

Our electric utility segment margin increased $23.7 million, or 6%, in the nine months ended September 30, 2003. The electric utility margin increased primarily due to retail and wholesale electric rate increases in both Wisconsin and Michigan.

WPS Resources'	Nine Months Ended September 30
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$624.0	$570.4
Fuel and purchased power costs	211.3	181.4
Margins	$412.7	$389.0

Sales in megawatt-hours	10,788,599	10,784,012

Our electric utility segment revenues increased $53.6 million, or 9%, in the first nine months of 2003 as the result of increased retail and wholesale electric rates. Although overall electric utility sales volumes remained relatively consistent with the prior year, sales to higher margin customers were up 3% in 2003.

Our fuel expense for generation plants increased $15.3 million, or 16%, in the first nine months of 2003. Of this amount, $11.7 million was the result of increased fuel costs for combustion turbine generation plants that rely primarily on natural gas, the cost of which was 50% higher on a per unit basis during the first nine months of 2003 than in the first nine months of 2002. Generation requirements for the combustion turbine plants increased due to scheduled outages for the refueling at the Kewaunee Nuclear Power Plant and maintenance at certain of Wisconsin Public Service's coal-fired generation plants coupled with the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.


Purchased power expense at Upper Peninsula Power increased $11.2 million largely due to higher unit costs of purchases from Wisconsin Public Service. Despite reducing the volume of power purchased on the open market by 12%, Wisconsin Public Service's purchased power expense increased $3.3 million as a result of a 19% increase in the unit cost of purchased power in the first nine months of 2003 over the same period in 2002.

Although the electric utility margin increased $23.7 million, electric utility segment earnings for the nine months ended September 30, 2003 increased only $1.0 million due to increased expenses and the delay in receiving Wisconsin retail electric rate relief at Wisconsin Public Service. Rate relief was expected to be implemented on January 1, 2003. However, the 3.5% increase in retail electric rates approved by the Public Service Commission of Wisconsin was not effective until March 21, 2003. Electric utility segment earnings were also negatively impacted by a cooler summer in 2003.

Gas Utility Segment Operations

Our gas utility segment margin increased $2.9 million, or 4%, in the nine months ended September 30, 2003 as a result of a 6% increase in overall natural gas throughput volumes. Gas throughput volumes were affected positively by weather that was 13% colder in the first nine months of 2003 than in the same period in 2002. The impact of the growth in throughput volumes was reduced by the decrease in Wisconsin retail natural gas rates effective March 21, 2003.

WPS Resources'	Nine Months Ended September 30,
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$294.8	$205.1
Purchase costs	213.3	126.5
Margins	$ 81.5	$ 78.6

Throughput in therms	619,596	585,050

Our gas utility segment revenues increased $89.7 million, or 44%, in the first nine months of 2003 and gas purchase costs increased $86.8 million, or 69%, largely as the result of colder weather and a 50% increase in the average unit cost of natural gas. The higher natural gas prices experienced in the first nine months of 2003 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Gas utility segment earnings decreased $4.1 million largely due to costs associated with the automated meter reading program and the amortization of the premium related to the Wisconsin Fuel & Light merger. The related rate recovery of these items began in late March 2003 (see third quarter gas utility discussion above).

Utility Other Expenses

Utility operation and maintenance expenses increased $27.9 million in the first nine months of 2003 due to higher pension, postretirement and active medical costs, expenses incurred for plant maintenance related to the Kewaunee plant refueling outage, and higher operating costs at the Kewaunee plant. The Kewaunee plant did not experience an outage in 2002. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, declining discount rates, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend in benefit expense will continue throughout the year and are seeking ways to manage expense levels.

Utility depreciation and decommissioning expense increased $7.4 million in the nine months ended September 30, 2003 due to higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets and depreciation on additional plant assets.

Utility Miscellaneous Income

Utility miscellaneous income increased $3.9 million in the first nine months of 2003 primarily due to higher earnings on Wisconsin Public Services' nuclear decommissioning trust assets. Due to regulatory


practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense.

Overview of Nonregulated Operations

Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation company. WPS Energy Services and WPS Power Development are both reportable segments.

WPS Energy Services' net income increased to $20.5 million in the first nine months of 2003 compared with $7.0 million in the same period of 2002. WPS Power Development experienced a net loss of $3.8 million in the first nine months of 2003 compared with net income of $16.2 million in the first nine months of 2002.

Overview of WPS Energy Services' Segment Operations

Revenues at WPS Energy Services were $2.3 billion in the nine months ended September 30, 2003 compared with $249.6 million in the nine months ended September 30, 2002. Revenues increased at WPS Energy Services largely as the result of the adoption of Issue 02-03 (see previous section on Adoption of Accounting Standards for further discussion). As a result of adopting Issue 02-03, WPS Energy Services reclassified $753.8 million of cost of sales to revenues to report the nine months of 2002 trading activities that meet the definition of a derivative on a net basis in accordance with Issue 02-03. There was no impact on reported 2002 margins, net income or cash flow from this reclassification. Additional factors increasing revenues included the higher cost for natural gas in the first nine months of 2003 compared with the cost for the same period in 2002 and increased sales volumes driven by the addition of a retail natural gas business in Canada and a retail electric business in Michigan, and participation in the New Jersey Basic Generation Service Program.

WPS Energy Services'	Nine Months Ended September 30,
Gas Results (Millions, except volumes)	2003	2002

Nonregulated natural gas revenues	$2,003.4	$157.9
Nonregulated natural gas cost of sales	1,974.8	135.5
Margins	$ 28.6	$ 22.4

Wholesale sales volumes in billion cubic feet*	204.9	167.3
Retail sales volumes in billion cubic feet*	169.5	87.8
* Represents gross volumes physically delivered

Natural gas revenues increased in the first nine months of 2003 compared with 2002 as the result of the reclassification of $659.2 million of 2002 trading revenue from the gross to the net basis, higher natural gas prices, and the acquisition of the Canadian retail gas business. Nonregulated gas margin increased $6.2 million in 2003 as compared to 2002 due to strong wholesale margins, the settlement of pending liabilities with several counter-parties, and the acquisition of the Canadian retail natural gas business, partly offset by the impact of the rescission of Issue 98-10. As a result of the rescission of Issue 98-10, the changes in the fair value of non-derivative transactions are no longer recorded in income.


WPS Energy Services'	Nine Months Ended September 30,
Electric Results (Millions, except volumes)	2003	2002

Nonregulated electric revenues	$266.3	$89.5
Nonregulated electric cost of sales	235.7	82.3
Margins	$ 30.6	$ 7.2

Wholesale sales in megawatt-hours*	2,309,667	3,091,900
Retail sales in megawatt-hours*	4,864,815	2,150,700
* Represents gross volumes physically delivered

Nonregulated electric revenues at WPS Energy Services increased $176.8 million and electric margin increased $23.4 million during the first nine months of 2003. The increase in electric revenue was due to the reclassification of $94.6 million of 2002 trading revenue from the gross to the net basis and additional retail electric customers in the first nine months of 2003. Additional retail electric business, as well as more favorable market price conditions in Maine, participation in the New Jersey Basic Generation Service Program, and improved management of power supplies in various markets contributed favorably to WPS Energy Services' electric margin in the first nine months of 2003.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $10.7 million in the first nine months of 2003 compared with the same period in 2002 primarily due to costs associated with business expansion and higher accruals for incentive compensation as a result of higher gross margins and net profits.

WPS Energy Services' Cumulative Effect of Change in Accounting Principle

In the first quarter of 2003, WPS Energy Services had a $3.3 million after-tax favorable impact from recording the cumulative change in accounting principle as a result of the rescission of Issue 98-10. Those mark-to-market assets and liabilities on the balance sheet as of December 31, 2002 that did not qualify as derivatives under Statement No. 133 were reversed, with the offset recorded as the cumulative effect of a change in accounting principle.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services accounts for its energy contracts under the guidance in Emerging Issues Task Force Issue No. 02-03. Issue 02-03 requires revenues related to derivative instruments classified as trading to be reported net of related cost of sales. Beginning January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices and accounts for them on a net basis, as required by Issue No. 02-03.

WPS Energy Services marks to market energy contracts, which are defined as derivatives under Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 149. At September 30, 2003, WPS Energy Services had "Assets from Risk Management Activities" of $594.5 million, which represents financial assets based on the fair value of derivative contracts, and had "Liabilities from Risk Management Activities" of $571.4 million, which represents financial liabilities based on the fair value of derivative contracts. At September 30, 2002, WPS Energy Services had "Assets from Risk Management Activities" of $443.4 million and "Liabilities from Risk Management Activities" of $446.0 million. Net changes in the fair market value of non-hedge derivatives and derivatives designated as fair value hedges are reported in nonregulated energy cost of sales. Net changes in the fair market value of derivatives designated as cash flow hedges are reported in other comprehensive income.


Overview of WPS Power Development's Segment Operations

Revenues at WPS Power Development increased $24.3 million, or 22%, for the nine months ended September 30, 2003. The primary factors impacting this increase were higher revenues from the Combined Locks Energy Center, the generation assets in New York, the Westwood and Sunbury generation plants, the Tinker hydro facilities, and increased revenue from steam sales. The increase in revenue from steam sales was due to an increase in natural gas prices, as steam sales are indexed to this commodity.

WPS Power Development had a net loss of $3.8 million for the first nine months of 2003 compared with net income of $16.2 million for the same period in 2002. This decrease resulted from the recognition of lower gains from sales of ownership interests in its synthetic fuel operation, lower margins, and increased depreciation expense.

WPS Power Development experienced an $8.8 million decrease in its margin for the first nine months of 2003 compared with the same period in 2002.

WPS Power Development's	Nine Months Ended September 30,
Production Results (Millions, except volumes)	2003	2002

Nonregulated other revenues	$134.7	$110.4
Nonregulated other cost of sales	102.5	69.4
Margins	$ 32.2	$ 41.0

Margin decreased at the Sunbury generation plant largely due to decreased availability as a result of issues related to fuel quality and associated mechanical difficulties related to fuel delivery systems early in the year, operational issues related to newly-installed environmental control equipment in various boilers, and turbine outages in the second and third quarters of 2003. An engineering design and maintenance plan has been developed to address the operational issues. Sunbury's margin also decreased due to lower market prices for capacity. Increased margins from the generating assets acquired in New York, which came on line in the latter part of the second quarter of 2002, partially offset the decreased margin at Sunbury.

WPS Power Development's Other Expenses

Operating expenses at WPS Power Development decreased $0.4 million for the first nine months of 2003 as compared with the same period in 2002. This decrease was primarily the result of a reduction in operating expenses at Sunbury largely due to the 10% reduction in workforce at the facility that took effect in January 2003 and other cost saving measures. Offsetting this factor were increased costs related to the generation assets in New York.

WPS Power Development's depreciation expense increased $1.9 million in the first nine months of 2003 when compared with the same period in 2002. This increase was primarily due to generation assets acquired in New York in June 2002, the combined cycle phase of the Combined Locks Energy Center coming on line in the second quarter of 2002, and the nitrous oxide emissions reduction project at Sunbury which was completed in 2002.

WPS Power Development's Miscellaneous Income

Miscellaneous income at WPS Power Development decreased $24.0 million due to recognition of lower gains on the sales of interests in its synthetic fuel operation. WPS Power Development recognized a $5.7 million (approximately $3.4 million after-tax) gain in the first nine months of 2003 associated with the 2002 sale of a portion of its synthetic fuel operation compared with a $28.0 million (approximately $16.8 million after-tax) gain recognized in 2002 related to its 2001 sale of a portion of its synthetic fuel operation. In addition, increased production of synthetic fuel in 2003 resulted in increased equity losses related to WPS Power Development's synthetic fuel operation which is accounted for under the equity method of accounting.


The impact on net income from equity losses related to WPS Power Development's synthetic fuel interest was offset by income tax credits generated by increased production levels during the nine months ended September 30, 2003. As a result of the sale of 30% of its interest in this venture in December 2002, a significant portion of the increase in production costs ($4.4 million) was allocated to the purchaser of this interest.

WPS Power Development's Tax Credits

WPS Power Development's 2003 year-to-date share of synthetic fuel sales resulted in the recognition of $14.4 million of Section 29 federal tax credits as a reduction of federal income tax expense. For the same period in 2002, WPS Power Development's year-to-date share of synthetic fuel sales resulted in the recording of $14.7 million of Section 29 federal tax credits as a reduction of federal income tax expense.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $3.7 million in the first nine months of 2003 compared with a loss of $2.3 million in the first nine months of 2002. Losses were experienced primarily due to interest expense from financing required to provide funds for subsidiary operations.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

Financing

WPS Resources normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. We may periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We may seek nonrecourse financing for funding nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

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

In March 2003, Moody's placed the long-term ratings of WPS Resources and Wisconsin Public Service under review for possible downgrade, citing changes in business risk, increased debt levels, and the near-term capital expenditure program. We believe these ratings continue to be among the best in the energy industry, and have allowed us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.


WPS Resources and Wisconsin Public Service established 364-day credit line syndications for $225 million and $115 million, respectively, during the third quarter of 2003. The prior credit line syndications were $180 million for WPS Resources and $100 million for Wisconsin Public Service. The credit lines are used to back 100% of WPS Resources' and Wisconsin Public Service's commercial paper borrowing programs and letters of credit for WPS Resources.

In 2003, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit plans. Equity increased $24.1 million in the first nine months of 2003 as a result of these plans. WPS Resources also repurchased $0.8 million of existing common stock for stock-based compensation plans in the first nine months of 2003.

WPS Resources has $50 million of 7.0% trust preferred securities outstanding that we currently anticipate redeeming in late 2003 or early 2004.

WPS Resources' shelf registration statement for $350 million was declared effective by the Securities and Exchange Commission in September 2003, which will allow us to issue a combination of debt and equity. WPS Resources expects to issue $125 to $175 million of equity in the fourth quarter of 2003. The actual size of the equity offering is dependent on business requirements, market conditions, and WPS Resources' desired equity to debt ratio. Proceeds will be used to retire up to $50 million of trust preferred securities, reduce short-term debt, fund equity contributions to subsidiary companies, and for general corporate purposes.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003. Wisconsin Public Service also retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003. Wisconsin Public Service expects to issue long-term debt of up to $150 million in the fourth quarter of 2003 to reduce short-term debt, meet working capital requirements, and refinance existing debt. The size and timing of the debt offering are dependent on business needs and refinancing opportunities. Wisconsin Public Service is also reviewing the potential for refinancing existing debt in 2004.

Regulatory

On April 1, 2003, Wisconsin Public Service Corporation filed an application with the Public Service Commission of Wisconsin for authorization to increase electric and natural gas rates for calendar year 2004. In its application, Wisconsin Public Service sought to increase its electric rates by 14.1% (or $88.9 million in additional revenues) and its natural gas rates by 4.1% (or $15.4 million). Public hearings were held on Wisconsin Public Service's application in early October. The Public Service Commission of Wisconsin staff recommended adjustments to Wisconsin Public Service's requests that would reduce its overall rate increases by half. The company contests a number of the Public Service Commission of Wisconsin staff's proposed adjustments. Whether and to what extent the Public Service Commission of Wisconsin will grant Wisconsin Public Service the authority to increase its rates will depend on the Public Service Commission of Wisconsin's decisions on Wisconsin Public Service's electric and gas revenue requirements, including its reasonable rate of return on equity. Wisconsin Public Service has requested and expects the Public Service Commission of Wisconsin to issue an order on the Company's 2004 rates by January 1, 2004. Delays in Public Service Commission of Wisconsin approval and the effective date of any rate increases are beyond Wisconsin Public Service's control.

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund if the final rate increase is less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. A final settlement is anticipated in the second quarter of 2004. This is Wisconsin Public Service's first rate increase for its wholesale electric customers in 17 years.

Asset Sales, Acquisitions, and Construction

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin to Duluth, Minnesota transmission line to the


American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold approximately $20.1 million of assets at book value related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction. Also in June 2003, WPS Resources invested an additional $11.9 million in American Transmission Company increasing the consolidated WPS Resources ownership interest in American Transmission Company to 18.2%.

As part of its regulated utility operations, on September 26, 2003 Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The application includes a request for Wisconsin Public Service to obtain a joint plant owner for up to 150 megawatts of the facility's output. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $750 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. In its 2003 rate order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. On October 23, 2003, Wisconsin Public Service received a declaratory ruling to allow recovery of all reasonable costs (up to $69.5 million) related to the project incurred or committed to prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization. In addition, Wisconsin Public Service will fund construction of transmission interconnection facilities and system upgrades for American Transmission Company at an estimated cost of $109 million. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs, when the generation facility becomes commercially operational.

On September 19, 2003, Wisconsin Public Service announced that it received Federal Regulatory Energy Commission approval to remove non-essential lands from the hydroelectric project license boundaries. This approval cleared the way for Peshtigo River land purchases by the Wisconsin Department of Natural Resources in 2003 and 2004. The River Alliance filed a rehearing request in October 2003. Wisconsin Public Service is opposing this request.

On October 24, 2003, WPS Power Development signed a definitive agreement to sell its Sunbury generation plant to a subsidiary of Duquesne Light Holdings. Based on the terms of the asset sales agreement, the sale price is anticipated to be approximately $120 million for the plant, emission allowances, fuel, and spare parts inventory. WPS Power Development will retain the obligation to service a 200 megawatt out-take contract to a third party which runs through December 31, 2004. WPS Power Development financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap, from a group of banks.

Based on assumptions made at the time of signing the agreement, WPS Power Development estimates that the transaction will reduce after-tax income approximately $4 million in the summer of 2004, the projected time of closing. However, the actual income statement impact from this sale will be affected by several factors, including the timing of the sale, the impact of the remaining commitment under the energy out-take contract, and the remaining exposure on the interest rate swap. Changes in forward energy prices will influence the cost of replacing the power for the remainder of the out-take contract. Based upon a June 30, 2004 closing, a one-dollar per megawatt-hour move in energy prices impacts this factor by approximately $0.9 million pre-tax. Changes in interest rates impact the loss to be incurred on the potential termination of the interest rate swap associated with the project debt at Sunbury. As an example of this sensitivity, a 10 basis point shift in interest rates affects the swap termination costs by approximately $0.5 million pre-tax. The mark-to-market loss on the interest rate swap to date has been recorded as a cash flow hedge as a component of other comprehensive income. This transaction is anticipated to close in the summer of 2004, after approval by the Pennsylvania Public Utility Commission of Duquesne Light Company's Provider of Last Resort plan and other typical regulatory approvals.

The affected Sunbury assets will be classified as assets held for sale per Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning in the fourth quarter 2003. As a result of this designation, Sunbury will no longer recognize depreciation expense while the assets are classified as held for sale.


On November 7, 2003, Wisconsin Public Service and Wisconsin Power & Light Company signed an agreement to sell the Kewaunee Nuclear Power Plant to a subsidiary of Dominion Resources, Inc. Wisconsin Public Service is a 59% owner of the Kewaunee plant. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission, and is projected to close in late 2004.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will be approximately $130 million, based on a November 1, 2004 closing date. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. Wisconsin Public Service will request deferral of most of this gain and related costs from the Public Service Commission of Wisconsin. Dominion will assume the liabilities for decommissioning of the Kewaunee plant and will receive Wisconsin Public Service's qualified decommissioning trust assets. The fair value of the qualified decommissioning trust assets was approximately $251 million at November 7, 2003. The fair value of Wisconsin Public Service's non-qualified decommissioning trust assets was approximately $108 million at November 7, 2003. The non-qualified decommissioning trust assets are not included in the sale. The qualified trust is a trust that was established to fund the future cost of nuclear decommissioning and meets the requirements of Section 468A of the Internal Revenue Code (including tax deductibility of contributions and a special tax rate on trust earnings). The non-qualified fund is the same type of fund but does not meet the Internal Revenue Code requirements. Wisconsin Public Service expects that most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be returned to customers under future rate orders. As such, Wisconsin Public Service does not anticipate that this transaction will have a significant impact on its operating results.

The Kewaunee plant has had excellent performance since it began operations in December of 1973 and has received high ratings from the Nuclear Regulatory Commission. In conjunction with the sale, Wisconsin Public Service will enter into a power purchase agreement with Dominion to purchase capacity and energy through the Kewaunee plant's original license term which extends through 2013. This agreement will allow Wisconsin Public Service to purchase capacity and energy equivalent to the amount that would have been received from the plant had its current ownership interest continued. The power purchase agreement also requires regulatory approval. Management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for Wisconsin Public Service's customers and aligns with its asset management strategy.

Sunbury Generation Plant

As a result of both market conditions and issues related to the physical performance of the plant, the Sunbury generation plant has not met our projected near-term financial performance levels. Market conditions continue to be depressed due to lower prices for capacity. Sunbury also incurred significant outage time in the first nine months of 2003 to maintain and repair fuel handling and recently installed environmental control equipment that experienced accelerated wear from the use of low grade fuel in some of the units. Operational issues related to Sunbury have been resolved or a plan has been put in place to resolve them. WPS Resources authorized an additional $6.5 million, for a total authorization of up to $18.5 million, of capital contributions to Sunbury in 2003 to compensate for the impact of decreased capacity revenues, as well as adjustments to Sunbury's operating plan. In an effort to mitigate the impact of these market conditions, we have initiated several cost control measures at Sunbury, including a 10% reduction in the work force at the Sunbury plant effective January 2003. (For additional information, see discussion of the sale of the Sunbury generation plant above.)

WPS Energy Services Aggregation Program

WPS Energy Services is a Certified Retail Electric Supplier in the state of Ohio. WPS Energy Services has aggregation program delinquent receivables in Ohio of approximately $1.1 million, of which $0.6 million was reserved in an allowance for uncollectible receivables. The accumulation of receivables is primarily a result of the Ohio payment priority rules and how they were being applied related to the allocation of customer payments between the electric distribution company and the electric supplier when customers pay a consolidated bill. The prior payment allocation process required customer remittances to


be applied first to past due and current charges of the electric distribution company. Any remaining money was then applied to the electric suppliers' past due and current charges. WPS Energy Services took steps to mitigate the accumulation of receivables by dropping past due customers from the aggregation program and filing a formal complaint with the Public Utility Commission of Ohio on July 30, 2002, seeking enforcement of the September 13, 2001 order requiring electric distribution companies to enter into a fair and reasonable contract with suppliers for the purchase of receivables. A settlement agreement to the complaint case was reached with all interested parties and was recently approved by the Ohio commission. The settlement agreement, which went into effect on October 1, 2003, changes the customer payment allocation process to satisfy electric suppliers' past due amounts first, which will improve WPS Energy Services collection of receivables and bring the level of delinquent receivables closer to industry averages. As WPS Energy Services gains experience with the collection of customer remittances in the fourth quarter, some of the reserve in the allowance for uncollectible receivables related to this program could be reduced.

IRS Announcement Regarding Synthetic Fuels

Through an affiliate of WPS Power Development, WPS Resources owns a partial interest in a synthetic fuel production facility located in Kentucky and receives tax credits pursuant to Section 29 of the Internal Revenue Code ("Code") based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007. Prior to 2001, the WPS Power Development affiliate owned a 67% interest in the synthetic fuel facility. Over the subsequent two years, the company reduced its ownership interest to 23% because it could not fully utilize the tax credits available from the project. The project has received two separate private letter rulings from the Internal Revenue Service ("IRS") pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the facility qualifies for Section 29 tax credits.

On June 27, 2003, the IRS announced, following an audit commenced with respect to another taxpayer not affiliated with WPS Resources, that it had reason to question the scientific validity of certain test procedures and results that have been presented by certain taxpayers as evidence that the required significant chemical change has occurred. The IRS also announced that it is currently reviewing information regarding these test procedures and practices. At the same time, the IRS announced that it was suspending the issuance of private letter rulings concerning significant chemical change that relied on the procedures and results being reviewed. In addition, the IRS indicated that it may revoke existing private letter rulings that have relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred.

On August 1, 2003, the IRS notified WPS Resources that its synthetic fuel affiliate is under review for the 2001 tax period as a result of the June IRS announcement. In addition, the IRS informed WPS Resources that it may reexamine the 2000 tax period depending upon the results of the review of 2001. Previously, the IRS had informed the WPS Resources affiliate that its 1999 and 2000 returns were examined and accepted as filed. It is not known when the audit will be completed.

On October 29, 2003, the IRS announced that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. WPS Resources believes that such requirement is met for the facility. The IRS also announced that it will again issue rulings, but will impose requirements regarding future sampling and quality control procedures, testing intervals and record keeping requirements with respect to tests for significant chemical change which have yet to be issued. The IRS is also considering applying such requirements to taxpayers with existing ruling on significant chemical change as well as requiring that testing laboratories meet certain accreditation standards and other requirements. WPS Resources believes that the facility will be able to comply with such guidelines.

According to published reports on October 29, 2003, the Permanent Subcommittee on Investigation of the Senate Committee on Governmental Affairs initiated an investigation of "potential abuses of tax credits for producers of synthetic fuel under Section 29." It is not known if and when such investigation will be


completed and what impact, if any, such investigation may have on the IRS announcement of the same date.

Regarding the income tax audit of WPS Resources' affiliate, various documents requested by the IRS are in the process of being provided. It is not known when the audit will be completed. The recent IRS announcement may reduce the scope of the audit. WPS Resources continues to believe the facility has been operated in compliance with the private letter ruling and Section 29 of the Code.

WPS Resources has recorded approximately $78 million of Section 29 tax credits as reductions of income tax expense from project inception through September 30, 2003. As a result of Alternative Minimum Tax rules, about $51 million has been carried forward as a deferred tax asset as of September 30, 2003.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS - WPS RESOURCES

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of September 30, 2003 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,336.1	$ 41.4	$ 113.0	$112.8	$1,068.9
Operating leases	7.9	1.1	4.1	1.3	1.4
Unconditional purchase obligations	3,687.1	865.7	2,106.5	275.0	439.9
Other	206.1	1.4	92.7	83.3	28.7
Total contractual cash obligations	$5,237.2	$909.6	$2,316.3	$472.4	$1,538.9

Long-term debt principal and interest payments represent bonds, notes, and loans issued by WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet.

Unconditional purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. The energy supply contracts at WPS Energy Services generally have offsetting energy sale contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates. The increase in unconditional purchase obligations at September 30, 2003, is primarily related to the seasonality of WPS Energy Services' natural gas business. The majority of WPS Energy Services' unconditional purchase obligations are for the winter months and expire by the end of the calendar year.

Other contractual obligations are mainly commitments to the American Transmission Company to fund construction projects including the Wausau, Wisconsin to Duluth, Minnesota transmission line.

Guaranties

As part of normal business, WPS Resources and its subsidiaries enter into various guaranties providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guaranties are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes.

The guaranties issued by WPS Resources include intercompany guaranties between parents and their subsidiaries, which are eliminated in consolidation, and guaranties of the subsidiaries' performance. These guaranties are excluded from the recognition, measurement, and disclosure requirements of Financial Accounting Standards Board Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

At September 30, 2003 and December 31, 2002, outstanding guaranties totaled $931.2 million and $655.8 million, respectively, as follows:

WPS Resources' Outstanding Guaranties (Millions)	September 30, 2003	December 31, 2002
Guaranties of subsidiary debt	$ 39.7	$ 38.8
Guaranties supporting commodity transactions of subsidiaries	814.3	584.3
Standby letters of credit	67.6	22.7
Surety bonds	1.2	6.4
Other guaranties	8.4	3.6
Total guaranties	$931.2	$655.8

WPS Resources' Outstanding Guaranties (Millions)
Commitments Expiring	Total Amounts Committed At September 30, 2003	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Guaranties of subsidiary debt	$ 39.7	$ 12.5	$ -	$ -	$27.2
Guaranties supporting commodity transactions of subsidiaries	814.3	690.3	112.6	10.9	0.5
Standby letters of credit	67.6	61.0	6.6	-	-
Surety bonds	1.2	1.2	-	-	-
Other guaranties	8.4	5.7	2.7	-	-
Total guaranties	$931.2	$770.7	$121.9	$10.9	$27.7

At September 30, 2003, WPS Resources had outstanding $39.7 million in corporate guaranties supporting indebtedness. Of that total, $39.5 million supports outstanding debt at two of WPS Power Development's subsidiaries. The underlying debt related to these guaranties is reflected in the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $1.2 billion to support the business operations of WPS Energy Services. WPS Resources primarily issues the guaranties to counter-parties in the wholesale electric and natural gas marketplace to meet the counter-parties' requirements and permit WPS Energy Services to operate within these markets. The amount of guaranties issued by WPS Resources to support the business operations at WPS Energy Services at September 30, 2003, was $740.0 million. The amount actually supported is dependent on the amount of outstanding business WPS Energy Services actually has with the counter-parties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

WPS Resources' Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. At September 30, 2003, WPS Resources had outstanding $23.8 million in corporate guaranties to support the business operations of WPS Power Development, which are reflected in the above table. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements and counter-parties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. WPS Resources reflects WPS Power Development's obligations supported by these parental guaranties on its consolidated balance sheet as either accounts payable or other liabilities.

The remaining $50.5 million of corporate guaranties consist of a $48.4 million guaranty reflected on Wisconsin Public Service's balance sheet supporting the termination agreement of a power purchase agreement which is expected to be satisfied in December 2003. The remaining $2.1 million of guaranties support energy supply at Upper Peninsula Power and are not reflected on WPS Resources' consolidated balance sheet.

At WPS Resources' request, financial institutions have issued $67.6 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counter-party may present its claim for payment to the


financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At September 30, 2003, WPS Resources furnished $1.2 million of surety bonds for various purposes including worker compensation coverage and obtaining various licenses, permits and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

Other guaranties of $8.4 million listed in the above table include a $2.7 million guaranty of subsidiary indebtedness that is available to the subsidiary but not outstanding as of September 30, 2003. Also included in other guaranties is a guaranty by Wisconsin Public Service to indemnify a third-party for exposures related to the construction of utility assets. These amounts are not reflected on the consolidated balance sheet.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC. Included in the purchase agreement, WPS Resources was assigned a guaranty for its pro rata portion of the debt obligations of Guardian, with recourse to the guarantied parties specifically limited to WPS Resources' ownership interest in Guardian. WPS Resources' one-third interest had a carrying value of $26.9 million at September 30, 2003. The guaranty expires upon completion of certain construction projects by Guardian and one of its customers, which is expected by December 31, 2003. The fair value of this obligation is not significant to the Consolidated Balance Sheets of WPS Resources at September 30, 2003.

Management believes the likelihood we would be required to perform or otherwise incur any significant losses associated with any of these guaranties is remote.

We have not yet completed our evaluation of potential variable interest entities in accordance with Financial Accounting Standards Board Interpretation No. 46. On October 31, 2003, the Financial Accounting Standards Board issued a proposed Interpretation to clarify some of the provisions of Interpretation No. 46 and to exempt certain entities from its requirements. We continue to evaluate the impact of Interpretation No. 46.

Capital Commitments

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $800 million in the aggregate for the 2003 through 2005 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Significant anticipated expenditures during this three-year period include:

  construction of generation facilities - $288 million
  automated meter reading - $60 million
  nuclear fuel - $34 million
  corporate software systems and hardware - $27 million
  additional service center building - $19 million
  nuclear plant reactor vessel head - $12 million
  combustion turbine - $10 million
  environmental equipment - $9 million

The majority of these expenditures will be incurred in 2005.

Other capital requirements for the three-year period include a potential contribution of about $8 million to Kewaunee's nuclear decommissioning trust fund (depending on the sale of the Kewaunee assets).

Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin to Duluth, Minnesota transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.


Under a recent agreement, American Transmission Company will assume primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission to transfer ownership of the project to the American Transmission Company. Wisconsin Public Service will continue to be responsible for obtaining property rights in Wisconsin necessary for the construction of the project. The transfer occurred in June 2003, at which time Wisconsin Public Service was reimbursed approximately $20.1 million for its construction expenditures to date. Also in June 2003, WPS Resources invested an additional $11.9 million in American Transmission Company increasing the consolidated WPS Resources ownership interest in American Transmission Company to 18.2%.

WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in American Transmission Company. WPS Resources may terminate funding if the project extends beyond January 1, 2010. American Transmission Company announced that the estimate of total project costs was revised to $396 million on November 11, 2002. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs. Wisconsin Public Service and American Transmission Company filed petitions with the Public Service Commission of Wisconsin for approval of the revised cost estimate. We anticipate receiving approval to continue the project with the new cost estimates in the first quarter of 2004. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2003 through 2005, we expect to make capital contributions of up to $80 million (including contributions already made in 2003) for our portion of the Wausau to Duluth transmission line.

WPS Resources expects to provide capital contributions of approximately $13 million to American Transmission Company in the second quarter of 2004.

Upper Peninsula Power is expected to incur construction expenditures of about $39 million in the aggregate for the period 2003 through 2005, primarily for electric distribution improvements and repairs and safety measures at hydro facilities.

Capitalized expenditures identified at WPS Energy Services for 2003 through 2005 include about $3 million for software and systems upgrades.

Capitalized expenditures at WPS Power Development for 2003 are estimated at approximately $3 million for various improvements and repairs at the Sunbury generation plant.

TRADING ACTIVITIES - WPS RESOURCES

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. Valuations are adjusted for the time value of money, as well as market, operational, and credit risk in arriving at fair value. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management activities during the nine months ended September 30, 2003.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2003	$ (7.1)	$11.0	$ 3.9
(Less) - contracts realized or settled during the period	(18.4)	(2.1)	(20.5)
Plus - fair value of new contracts entered into during period	15.8	(0.3)	15.5
Other changes in fair value	16.4	0.1	16.5
Cumulative effect of rescission of EITF 98-10	9.7	(4.2)	5.5
Fair value of contracts at September 30, 2003	$ 16.4	$ 4.5	$20.9


The fair value of contracts at January 1, 2003 and September 30, 2003, reflect the values reported on the balance sheet for net mark-to-market current and long-term assets and liabilities as of those dates. Contracts realized or settled during the period include the value of contracts in existence at January 1, 2003 that were no longer included in the net mark-to-market assets as of September 30, 2003 and the amortization of those derivatives designated as normal purchases and sales under Statement No. 133. Mark-to-market gains and losses related to contracts that were entered into subsequent to January 1, 2003, that are still included in WPS Energy Services' portfolio at September 30, 2003, are included in the fair value of new contracts entered into during the period. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. The "Other changes in fair value" line in the table primarily represents the reversal of the change in fair value of the gas storage contracts as of January 1, 2003. With the rescission of EITF 98-10, natural gas storage contracts will be accounted for on an accrual basis and will no longer be adjusted to fair value. The "Cumulative effect of rescission of EITF 98-10" is the reversal of the December 31, 2002 risk management assets and liabilities that no longer qualify for mark-to-market accounting with the rescission of Issue 98-10 as required by Issue 02-03.
WPS Energy Services, Inc. Contract Aging at Fair Value
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 3 to 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Prices actively quoted	$(2.6)	$0.2	$-	$-	$(2.4)
Prices provided by external sources	16.6	1.9	-	-	18.5
Prices based on models and other valuation methods	1.4	3.4	-	-	4.8
Total fair value at September 30, 2003	$15.4	$5.5	$-	$-	$20.9

"Prices actively quoted" includes NYMEX contracts. "Prices provided by external sources" includes basis swaps and other over-the-counter contracts. "Prices based on models and other valuation methods" includes some retail natural gas and electric contracts due to the volume optionality that exists in those contracts. We derive the pricing for all contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

WPS Energy Services, as a result of WPS Power Development's acquisition of generating assets in New York, has acquired transmission congestion contracts, which are financial contracts, that hedge price risk between zones within the New York ISO. The contracts were marked to market using a combination of modeled forward prices and market quotes. The fair market value of the contracts at September 30, 2003 was $1.5 million.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes to the information contained therein with the exception of the following updates.

Price Risk Activities

The fair values of commodity and trading contracts recorded for WPS Energy Services under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," are based on estimates. As a component of the fair value determination, WPS Energy Services maintains reserves to account for the estimated costs of servicing and holding certain of its contracts based upon administrative costs, credit/counter party risk, and servicing margin with both fixed and variable components. The effect of changing both the administrative costs and credit/counter party risk assumptions is as follows:


Change in Assumption	Effect on Operating Reserve at September 30, 2003
50% increase	$1.6 million
25% decrease	$(0.8) million

These changes to the operating reserve would be shown as a part of the Nonregulated cost of fuel, gas and purchased power and Liabilities from risk management activities.

Asset Impairment

WPS Resources annually reviews its assets for impairment. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and Statement No. 142, "Goodwill and Other Intangible Assets," are the basis for these analyses.

The review for impairment of tangible assets is more critical to WPS Power Development than to our other segments because of its significant investment in property, plant, and equipment and lack of access to regulatory relief that is available to our regulated segments. We believe that the accounting estimate related to asset impairment of power plants is a "critical accounting estimate" because: (1) the estimate is susceptible to change from period to period because it requires company management to make assumptions about future market sales pricing, production costs, and generation volumes and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet and the net loss on our income statement could be material. Management's assumptions about future market sales prices and generation volumes require significant judgment because actual market sales prices and generation volumes have fluctuated in the past as a result of changing fuel costs, environmental changes, and required plant maintenance and are expected to continue to do so in the future.

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

WPS Power Development reviewed its power plants for impairment as of September 30, 2003. We determined that the sum of the undiscounted expected future cash flows from the property, plant, and equipment as of September 30, 2003, exceeded the carrying value of those assets.

Regulatory Accounting

Our electric and gas utility segments defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and liabilities in accordance with the criteria outlined in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." If our utility segments no longer meet the criteria for applying Statement No. 71, assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which discontinuation occurs. A write-off of all WPS Resources' September 30, 2003, regulatory assets and liabilities would result in a 2.9% decrease in Total assets, a 2.9% decrease in Total liabilities and shareholders' equity, and a 0.9% decrease in year-to-date September 30, 2003 Income before taxes (a 0.6% decrease in Income before taxes for the year ended December 31, 2002).


RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 65% of revenues for the first nine months of 2003, while gas operations accounted for 35% of revenues for the first nine months of 2002.

Third Quarter 2003 Compared with Third Quarter 2002

Wisconsin Public Service Overview

Wisconsin Public Service's third quarter 2003 and third quarter 2002 results of operations are shown in the following table:

Wisconsin Public Service's Results	Third Quarter
(Millions)	2003	2002	Change

Total operating revenues	$254.0	$236.6	7%
Earnings on common stock	28.0	27.9	-

Electric utility revenues increased in the third quarter of 2003 due to retail and wholesale electric rate increases for our Wisconsin and Michigan customers in accordance with new rate orders. Wisconsin Public Service was granted authority to increase retail electric rates by 3.5%, effective March 21, 2003, by the Public Service Commission of Wisconsin. Wisconsin Public Service was granted authority for a $0.3 million increase in retail electric rates from the Michigan Public Service Commission on July 23, 2003. The Michigan Public Service Commission also authorized recovery of $1.0 million of increased transmission costs through the power supply cost recovery fuel adjustment clause. In addition, the Federal Energy Regulatory Commission ordered a 21% interim increase in wholesale electric rates, subject to refund, for Wisconsin Public Service effective May 11, 2003 (final rates are anticipated in the second quarter of 2004).

Gas utility revenues increased as a result of higher natural gas prices in the third quarter of 2003 than in the third quarter of 2002. This was partially offset by lower natural gas throughput volumes and the implementation of a 0.3% decrease in retail natural gas rates ordered by the Public Service Commission of Wisconsin effective March 21, 2003.

Earnings on common stock from electric utility segment operations were $30.7 million in the third quarter of 2003 compared with $27.5 million in the third quarter of 2002. Gas utility segment operations experienced a loss of $4.4 million in the third quarter of 2003 compared with a loss of $1.3 million in the third quarter of 2002. Although the electric utility margin and earnings increased in the third quarter of 2003, the growth only slightly offset a decrease in natural gas utility margin and earnings, resulting in only a $0.1 million increase in earnings on common stock.

Electric Utility Segment Operations

Wisconsin Public Service's electric utility segment margin increased $8.3 million, or 6%, due to higher retail and wholesale electric rates.

Wisconsin Public Service's	Third Quarter
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$205.0	$197.1
Fuel and purchased power costs	63.5	63.9
Margins	$141.5	$133.2

Sales in megawatt-hours	3,590,661	3,651,178


Wisconsin Public Service's electric utility segment revenues increased $7.9 million, or 4%, in the third quarter of 2003 as the result of increases in retail and wholesale electric rates. Overall sales volumes decreased 2% primarily due to summer weather that was 28% cooler in the third quarter of 2003 than in the same period in 2002, and 15% cooler than normal.

Fuel expense for generation plants increased $1.3 million, or 4%, in the third quarter of 2003. Of this amount, $1.0 million was the result of increased generation from combustion turbine generation plants that rely primarily on natural gas, the cost of which was 43% higher on a per unit basis in the third quarter of 2003 than in the third quarter of 2002. Generation requirements for the combustion turbine plants increased largely due to the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Despite a 20% increase in the unit cost of purchased power at Wisconsin Public Service, purchased power expense decreased $1.7 million as a result of a 22% reduction in the volume of power purchased.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail electric customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. On October 29, 2003, Wisconsin Public Service filed a request with the Public Service Commission of Wisconsin for a retail electric rate reduction due to a lower cost of fuel and purchased power than was forecasted in its 2003 retail electric rate request. Wisconsin Public Service expects to refund approximately $1.9 million to its Wisconsin retail electric customers in December 2003. Estimated refund amounts related to revenues from August 15, 2003 (the date that Wisconsin Public Service was notified that it was required to file) through September 30, 2003 were accrued in the third quarter 2003.

The Michigan Public Service Commission allows Wisconsin Public Service to pass excess fuel and purchased power costs on to Michigan retail electric customers through a power supply cost recovery program following approval of an annual request for recovery. In addition, Wisconsin Public Service is authorized by the Federal Energy Regulatory Commission to adjust wholesale electric customer rates for fuel and purchased power costs that exceed forecast through a monthly adjustment clause.

Gas Utility Segment Operations

Wisconsin Public Service's gas utility segment margin decreased $0.1 million, or 1%, as a result of a 2% decrease in overall natural gas throughput volumes and a decrease in retail natural gas rates. Effective March 21, 2003, the Public Service Commission of Wisconsin ordered a 0.3% decrease in retail natural gas rates.

Wisconsin Public Service's	Third Quarter
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$49.0	$39.5
Purchase costs	32.2	22.6
Margins	$16.8	$16.9

Throughput in therms	120,736	123,355

Gas utility segment revenues increased $9.5 million, or 24%, in the third quarter of 2003 and gas purchase costs increased $9.6 million, or 42%, largely as the result of a 43% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of natural gas on to retail customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the third quarter of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Natural gas throughput volumes to Wisconsin Public Service's higher-margin customer classes increased, including a 12% increase for residential customers and a 19% increase for commercial and industrial


customers. However, throughput volumes to natural gas transport customers decreased 6% due to slower economic conditions and the high price of natural gas.

Gas utility earnings for the third quarter of 2003 decreased $3.1 million largely due to costs associated with Wisconsin Public Service's automated meter reading program and the amortization of the premium related to Wisconsin Fuel & Light merger. Although these items are being recovered in 2003 retail natural gas rates, the amortization of expense occurs evenly over the recovery period while the related natural gas utility revenues are recovered on a cyclical basis with the largest recovery of gas revenues during the winter months, or the first and fourth quarters.

Other Expenses

Operation and maintenance expenses increased $3.5 million in the third quarter of 2003 due to higher postretirement medical, pension, and active medical costs, additional operating expenses at the Kewaunee Nuclear Power Plant, and increased legal and consulting fees. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, declining discount rates, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend in benefit expenses will continue throughout the year and are seeking ways to manage expense levels.

Depreciation and decommissioning expense increased $5.2 million in the third quarter of 2003 due to higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets and depreciation of additional plant assets.

Miscellaneous Income

Miscellaneous income increased $1.8 million in the third quarter of 2003 primarily as the result of higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense.

Impact of the Northeast United States Blackout

The operations of Wisconsin Public Service were not materially affected by the August 14, 2003 electrical blackout in the northeast quadrant of the United States.

Nine Months 2003 Compared with Nine Months 2002

Wisconsin Public Service Overview

Wisconsin Public Service's nine months ended September 30, 2003 and 2002 results of operations are shown in the following table:

Wisconsin Public Service's Results	Nine Months
(Millions)	2003	2002	Change

Total operating revenues	$850.5	$727.4	17%
Earnings on common stock	56.2	62.7	(10%)

Operating revenues increased due to increased retail and wholesale electric rates and increased natural gas throughput volumes coupled with higher natural gas prices in the first nine months of 2003.

Earnings on common stock from electric utility segment operations were $44.7 million in the first nine months of 2003 compared with $47.9 million in the first nine months of 2002. Earnings on common stock from gas utility segment operations were $6.3 million in the first nine months of 2003 compared with $10.4 million in the first nine months of 2002. The gas utility segment experienced a 39% decrease in earnings largely due to the decrease in retail gas rates and higher utility operating expenses in the first nine months of 2003. Higher utility operating expenses also negatively impacted electric utility earnings together with the delayed Wisconsin retail electric rate relief at Wisconsin Public Service. The Public


Service Commission of Wisconsin approved a 3.5% increase in Wisconsin retail electric rates effective March 21, 2003. We had anticipated a January 1, 2003 effective date.

Electric Utility Segment Operations

Wisconsin Public Service's electric utility segment margin increased $17.8 million, or 5%. The electric utility margin increased primarily due to retail and wholesale electric rate increases in both Wisconsin and Michigan.

Wisconsin Public Service's	Nine Months Ended September 30
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$555.7	$522.3
Fuel and purchased power costs	179.0	163.4
Margins	$376.7	$358.9

Sales in megawatt-hours	10,086,675	10,068,745

Wisconsin Public Service's electric utility segment revenues increased $33.4 million, or 6%, in the first nine months of 2003 as the result of increased retail and wholesale electric rates. Although overall electric utility sales volumes remained relatively consistent with the prior year, sales to higher margin customers were up 3% in 2003.

Fuel expense for generation plants increased $12.3 million, or 13%, in the first nine months of 2003. Of this amount, $9.0 million was the result of increased fuel costs for combustion turbine generation plants that rely primarily on natural gas, the cost of which was 50% higher on a per unit basis during the first nine months of 2003 than in the first nine months of 2002. Generation requirements for the combustion turbine plants increased due to scheduled outages for the refueling at the Kewaunee Nuclear Power Plant and maintenance at certain of Wisconsin Public Service's coal-fired generation plants coupled with the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Despite reducing the volume of power purchased on the open market by 12%, Wisconsin Public Service's purchased power expense increased $3.3 million as a result of a 19% increase in the unit cost of purchased power in the first nine months of 2003 over the same period in 2002.

Although the electric utility margin increased $17.8 million, electric utility segment earnings for the nine months ended September 30, 2003 decreased $3.2 million due to increased expenses and the delay in receiving Wisconsin retail electric rate relief at Wisconsin Public Service. Rate relief was expected to be implemented on January 1, 2003. However, the 3.5% increase in retail electric rates approved by the Public Service Commission of Wisconsin was not effective until March 21, 2003. Electric utility segment earnings were also negatively impacted by a cooler summer in 2003.

Gas Utility Segment Operations

Wisconsin Public Service's gas utility segment margin increased $2.9 million, or 4%, as a result of a 6% increase in overall natural gas throughput volumes. Gas throughput volumes were affected positively by weather that was 13% colder in the first nine months of 2003 than in the same period in 2002. The impact of the growth in throughput volumes was reduced by the decrease in Wisconsin retail natural gas rates effective March 21, 2003.


Wisconsin Public Service's	Nine Months Ended September 30,
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$294.8	$205.1
Purchase costs	213.3	126.5
Margins	$ 81.5	$ 78.6

Throughput in therms	619,596	585,050

Wisconsin Public Service's gas utility segment revenues increased $89.7 million, or 44%, in the first nine months of 2003 and gas purchase costs increased $86.8 million, or 69%, largely as the result of colder weather and a 50% increase in the average unit cost of natural gas. The higher natural gas prices experienced in the first nine months of 2003 were passed on to customers and are reflected in both revenues and gas purchases, thus having little impact on margin.

Gas utility segment earnings decreased $4.1 million largely due to costs associated with the automated meter reading program and the amortization of the premium related to the Wisconsin Fuel & Light merger. The related rate recovery of these items began in late March 2003 (see third quarter gas utility discussion above).

Other Expenses

Operation and maintenance expenses increased $26.4 million in the first nine months of 2003 due to higher pension, postretirement and active medical costs, expenses incurred for plant maintenance related to the Kewaunee plant refueling outage, and higher operating costs at the Kewaunee plant. The Kewaunee plant did not experience an outage in 2002. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, declining discount rates, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend in benefit expenses will continue throughout the year and are seeking ways to manage expense levels.

Depreciation and decommissioning expense increased $7.2 million in the nine months ended September 30, 2003 due to higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets and depreciation on additional plant assets.

Miscellaneous Income

Miscellaneous income increased $5.1 million in the first nine months of 2003 primarily due to higher earnings on Wisconsin Public Services' nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense.

Adoption of Accounting Standard

On January 1, 2003, Wisconsin Public Service adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which resulted in recording a $329.5 million asset retirement obligation liability related primarily to the decommissioning of the Kewaunee Nuclear Power Plant on its balance sheet. Amounts related to nuclear decommissioning previously recorded in accumulated depreciation were reclassified to the asset retirement obligation liability. Wisconsin Public Service believes it is probable that any differences between expenses under Statement No. 143 and expenses currently included in customer rates will be recoverable in future customer rates. Accordingly, there was no cumulative effect of a change in accounting principle due to the anticipated regulatory treatment of asset retirement obligations.


LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Financing

Wisconsin Public Service normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. Wisconsin Public Service may periodically issue long-term debt, receive equity contributions from WPS Resources, or make payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin. Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Wisconsin Commission. In addition, Wisconsin Public Service's restated Articles of Incorporation limit the amount of common stock dividends that Wisconsin Public Service can pay to certain percentages of its prior 12-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa1 A1 P-1 Aa2

In March 2003, Moody's placed the long-term ratings of Wisconsin Public Service under review for possible downgrade citing increased debt levels and the near-term capital expenditure program. We believe these ratings are among the best in the energy industry, and have allowed us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Wisconsin Public Service established a 364-day credit line syndication for $115 million during the third quarter of 2003. The prior credit line syndication was for $100 million. The credit lines are used to back 100% of Wisconsin Public Service's commercial paper borrowing.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003. Wisconsin Public Service also retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003. Wisconsin Public Service expects to issue long-term debt up to $150 million in the fourth quarter of 2003 to reduce short-term debt, meet working capital requirements, and refinance existing debt. The size and timing of the debt offering are dependent on business needs and refinancing opportunities. Wisconsin Public Service is also reviewing the potential for refinancing existing debt in 2004.

Regulatory

On April 1, 2003, Wisconsin Public Service Corporation filed an application with the Public Service Commission of Wisconsin for authorization to increase electric and natural gas rates for calendar year 2004. In its application, Wisconsin Public Service sought to increase its electric rates by 14.1% (or $88.9 million in additional revenues) and its natural gas rates by 4.1% (or $15.4 million). Public hearings were held on Wisconsin Public Service's application in early October. The Public Service Commission of Wisconsin staff recommended adjustments to Wisconsin Public Service's requests that would reduce its overall rate increases by half. The company contests a number of the Public Service Commission of Wisconsin staff's proposed adjustments. Whether and to what extent the Public Service Commission of Wisconsin will grant Wisconsin Public Service the authority to increase its rates will depend on the Public Service Commission of Wisconsin 's decisions on Wisconsin Public Service's electric and gas revenue requirements, including its reasonable rate of return on equity. Wisconsin Public Service has requested


and expects the Public Service Commission of Wisconsin to issue an order on the Company's 2004 rates by January 1, 2004. Delays in Public Service Commission of Wisconsin approval and the effective date of any rate increases are beyond Wisconsin Public Service's control.

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund if the final rate increase is less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. A final settlement is anticipated in the second quarter of 2004. This is Wisconsin Public Service's first rate increase for its wholesale electric customers in 17 years.

Asset Sales, Acquisitions, and Construction

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin to Duluth, Minnesota transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold approximately $20.1 million of assets at book value related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction.

As part of its regulated utility operations, on September 26, 2003 Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The application includes a request for Wisconsin Public Service to obtain a joint plant owner for up to 150 megawatts of the facility's output. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $750 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. In its 2003 rate order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. On October 23, 2003, Wisconsin Public Service received a declaratory ruling to allow recovery of all reasonable costs (up to $69.5 million) related to the project incurred or committed to prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization. In addition, Wisconsin Public Service will fund construction of transmission interconnection facilities and system upgrades for American Transmission Company at an estimated cost of $109 million. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs, when the generation facility becomes commercially operational.

On September 19, 2003, Wisconsin Public Service announced that it received Federal Regulatory Energy Commission approval to remove non-essential lands from the hydroelectric project license boundaries. This approval cleared the way for Peshtigo River land purchases by the Wisconsin Department of Natural Resources in 2003 and 2004. The River Alliance filed a rehearing request in October 2003. Wisconsin Public Service is opposing this request.

On November 7, 2003, Wisconsin Public Service and Wisconsin Power & Light Company signed an agreement to sell the Kewaunee Nuclear Power Plant to a subsidiary of Dominion Resources, Inc. Wisconsin Public Service is a 59% owner of the Kewaunee plant. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission, and is projected to close in late 2004.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will be approximately $130 million, based on a November 1, 2004 closing date. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. Wisconsin Public Service will request deferral of most of this gain and related costs from the Public Service Commission of Wisconsin. Dominion will assume the liabilities for decommissioning of the Kewaunee plant and will receive Wisconsin Public Service's qualified decommissioning trust assets. The


fair value of the qualified decommissioning trust assets was approximately $251 million at November 7, 2003. The fair value of Wisconsin Public Service's non-qualified decommissioning trust assets was approximately $108 million at November 7, 2003. The non-qualified decommissioning trust assets are not included in the sale. The qualified trust is a trust that was established to fund the future cost of nuclear decommissioning and meets the requirements of Section 468A of the Internal Revenue Code (including tax deductibility of contributions and a special tax rate on trust earnings). The non-qualified fund is the same type of fund but does not meet the Internal Revenue Code requirements. Wisconsin Public Service expects that most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be returned to customers under future rate orders. As such, Wisconsin Public Service does not anticipate that this transaction will have a significant impact on its operating results.

The Kewaunee plant has had excellent performance since it began operations in December of 1973 and has received high ratings from the Nuclear Regulatory Commission. In conjunction with the sale, Wisconsin Public Service will enter into a power purchase agreement with Dominion to purchase capacity and energy through the Kewaunee plant's original license term which extends through 2013. This agreement will allow Wisconsin Public Service to purchase capacity and energy equivalent to the amount that would have been received from the plant had its current ownership interest continued. The power purchase agreement also requires regulatory approval. Management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for Wisconsin Public Service's customers and aligns with its asset management strategy.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS -
WISCONSIN PUBLIC SERVICE

Contractual Obligations

The following table summarizes the contractual obligations of Wisconsin Public Service and its subsidiary.

		Payments Due By Period
Contractual Obligations As of September 30, 2003 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$ 735.2	$12.3	$ 49.2	$ 49.2	$ 624.5
Operating leases	3.7	0.9	2.6	0.2	-
Unconditional purchase obligations	1,005.5	75.6	288.5	203.7	437.7
Total contractual cash obligations	$1,744.4	$88.8	$340.3	$253.1	$1,062.2

Long-term debt principal and interest payments represent bonds, notes, and loans issued by Wisconsin Public Service. We record all principal obligations on the balance sheet.

Unconditional purchase obligations represent commodity purchase contracts of Wisconsin Public Service. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

Guaranties

At September 30, 2003 Wisconsin Public Service had an outstanding guaranty to indemnify a third-party for certain exposures related to the construction of utility assets. In the event that the construction project is not completed, Wisconsin Public Service has agreed to reimburse the guarantied party for any unrecovered costs. The guarantee is expected to expire by December 31, 2003 and at September 30, 2003 the guarantee carries a maximum exposure of $5.7 million. Management believes the likelihood the Wisconsin Public Service would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

Wisconsin Public Service has not yet completed its evaluation of potential variable interest entities in accordance with Financial Accounting Standards Board Interpretation No. 46. Wisconsin Public Service anticipates additional guidance on the application of Interpretation No. 46 will be provided by the Financial Accounting Standards Board in the fourth quarter 2003.


Capital Commitments

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $800 million in the aggregate for the 2003 through 2005 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Significant anticipated expenditures during this three-year period include:
  construction of generation facilities - $288 million
  automated meter reading - $60 million
  nuclear fuel - $34 million
  corporate software systems and hardware - $27 million
  additional service center building - $19 million
  nuclear plant reactor vessel head - $12 million
  combustion turbine - $10 million
  environmental equipment - $9 million

The majority of these expenditures will be incurred in 2005.

Other capital requirements for the three-year period include a potential contribution of about $8 million to the Kewaunee plant's nuclear decommissioning trust fund (depending on the sale of the Kewaunee assets).

CRITICAL ACCOUNTING POLICIES

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes to the information contained therein with the exception of the following update.

Regulatory Accounting

Our electric and gas utility segments defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and liabilities in accordance with the criteria outlined in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." If our utility segments no longer meet the criteria for applying Statement No. 71, assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which discontinuation occurs. A write-off of all Wisconsin Public Service's September 30, 2003, regulatory assets and liabilities would result in a 4.7% decrease in Total assets, a 4.6% decrease in Total liabilities and shareholders' equity, and a 3.2% decrease in year to date September 30, 2003 income before taxes (a 2.2% decrease in income before taxes for the year ended December 31, 2002).


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. Our exposure to interest rate risk relates primarily to long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. WPS Resources is also exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas by one of our nonregulated subsidiaries. WPS Resources has approved processes in place to protect against this risk. The foreign currency exchange risk to WPS Resources is not significant at September 30, 3003.

Due to the issuance of short-term commercial paper in the second and third quarters of 2003, WPS Resources and Wisconsin Public Service have an increased exposure to interest rate risk. Based on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding at September 30, 2003, a hypothetical increase in market interest rates of 100 basis points would increase annual interest expense by approximately $2.0 million and $0.8 million, respectively. Comparatively, based on variable rate debt outstanding at December 31, 2002, an increase in interest rates of 100 basis points would have increased interest expense in 2002 by approximately $0.6 million and $0.3 million. These amounts were determined by performing a sensitivity analysis on the impact of a hypothetical 100 basis points increase in interest rates on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding as of September 30, 2003 and December 31, 2002. This sensitivity analysis was calculated assuming a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate the company's exposure to the change.

Other than the above-mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

WPS Resources' and Wisconsin Public Service's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of WPS Resources' and Wisconsin Public Service's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that, WPS Resources' and Wisconsin Public Service's disclosure controls and procedures were effective in timely alerting them to material information relating to WPS Resources and Wisconsin Public Service (including their consolidated subsidiaries) required to be included in their periodic Securities and Exchange Commission filings.

Changes in Internal Controls

There were no significant changes in WPS Resources' and Wisconsin Public Service's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to affect, the internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Kewaunee Nuclear Plant

Wisconsin Public Service reached an agreement in principle to settle its lawsuit against Finmeccanica S.p.A., Azienda Ansaldo Divisione Nucleare ("Finmeccanica") in October 2003 for claims based on Finmeccanica's delay in supplying two replacement steam generators for the Kewaunee Nuclear Power Plant. The parties are awaiting final execution of the settlement agreement. Under the terms of the proposed settlement, in exchange for a release of all claims of the parties, Wisconsin Public Service, and its co-owner of the Kewaunee plant, Wisconsin Power and Light Company, will receive a total of $8,500,000. Finmeccanica will also release all of its claims against Wisconsin Public Service and its co-owner as part of the proposed settlement. As agreed to with the Public Service Commission of Wisconsin, the proceeds will be applied against the capital costs for the steam generators replacement project and, therefore, there will not be any significant immediate impact on net income.

Weston Power Plant

On April 18, 2002, the Wisconsin Department of Natural Resources issued a Notice of Violation relating to the Weston plant auxiliary boiler and temporary diesel generators. The Notice of Violation related to certain alleged exceedances of the emission limits and other alleged violations of the air permit. Wisconsin Public Service and the state attempted to negotiate a settlement, but were unsuccessful. The state demanded a penalty of $85,000. On October 3, 2003, the state filed a lawsuit against Wisconsin Public Service on the issues raised in the Notice of Violation. As the unit is currently in compliance, the only issue remaining for the court is the assessment of a penalty for the alleged past non-compliance.

Manufactured Gas Plant Remediation

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites, two of which were previously owned by Wisconsin Fuel & Light. As of the fall of 2003, cleanup of the land portion of the Oshkosh site was substantially complete. Groundwater treatment and monitoring at Oshkosh will continue into the future. Sediment remains to be addressed at the Oshkosh Site (as well as other sites). Work on the Green Bay site was conducted in the spring of 2003 and that site is substantially complete. Costs of these cleanups are within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $38.3 million to $43.7 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements and the assessment of natural resource damages.

Wisconsin Public Service currently has a $35.5 million liability recorded for cleanup with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs, net of insurance recoveries, in future customer rates. Carrying costs associated with the cleanup expenditures will not be recoverable. Wisconsin Public Service has received $12.7 million in insurance recoveries that we recorded as a reduction to the regulatory asset.

Stray Voltage Claims

From time to time Wisconsin Public Service Corporation has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of Wisconsin Public Service's electrical system. Past cases have been resolved without any material adverse effect on Wisconsin Public Service's financial statements. Currently, there are seven such cases pending in state court in Wisconsin. One of those cases has been settled and is in the process of being dismissed, another of them (the Russell Allen case) is on appeal, and the other five have yet to be tried. The case brought by Russell Allen, was tried to a jury verdict on June 12, 2003, and is currently on appeal. Mr. Allen claimed approximately $14 million in economic losses, plus damages for nuisance, and he sought to have the damages trebled under a Wisconsin statute regulating utility conduct. The judge dismissed the treble damages claim at the close of plaintiff's case. The jury awarded $750,000 in economic damages, and gave Mr. Allen $1 million for nuisance damages. The judge refused


to alter the verdict on post-trial motions and Wisconsin Public Service has now appealed the judgment that was entered on the verdict. Wisconsin Public Service has insurance coverage for this verdict. If it is not over-turned on appeal, the verdict will not have a materially adverse effect on the financial statements of Wisconsin Public Service.

The Public Service Commission of Wisconsin has established certain requirements for all utilities subject to its jurisdiction with respect to stray voltage. The Commission's orders have defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, Wisconsin Public Service believes that it was in compliance with the Public Service Commission's orders, and that none of the remaining six plaintiffs had a stray voltage problem caused by Wisconsin Public Service as defined by the Public Service Commission. But, even though that is the case, it does not protect the utility from liability. On June 25, 2003, the Supreme Court of Wisconsin decided Hoffmann v. Wisconsin Electric Power Company. In that case Wisconsin Electric argued that a utility could not be found liable for stray voltage without evidence that the utility violated the Commission's standards. The court rejected that argument, and held that a utility could be liable to a customer for damage from stray voltage even if the utility did not violate the Public Service Commission's stray voltage orders.

Four of the five remaining cases pending against Wisconsin Public Service have been assigned individual trial dates, and those trials are scheduled between January and October of 2004. The fifth case does not have a trial date at this time. Discovery is in different stages for the different cases. In those cases reviewed to date by expert witnesses retained by Wisconsin Public Service, the experts do not believe that there is scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows. Accordingly Wisconsin Public Service is vigorously defending and contesting these actions.

Wisconsin Public Service has insurance coverage for these claims, but the policies have self-insured retentions that apply to each claim in amounts of up to $1 million. Based upon the information known at this time and the availability of insurance, Wisconsin Public Service believes that the total cost to it of resolving the remaining seven actions will not be material.

Four of the remaining five cases to be tried include a claim for punitive damages, and the other case asserts a claim for treble damages under the Wisconsin statute, sec. 196.64, that governs utility conduct. In light of the information it now has, Wisconsin Public Service does not believe there is any basis for the award of either punitive or treble damages in these cases. However, if a jury nonetheless awarded such damages, and if the total of defense costs and the verdict exceeded the self-insured retention, Wisconsin Public Service believes its insurance policies would cover such a verdict.

Regulatory Matters

Rate Request

On April 1, 2003, Wisconsin Public Service Corporation filed an application with the Public Service Commission of Wisconsin for authorization to increase electric and natural gas rates for calendar year 2004. In its application, Wisconsin Public Service sought to increase its electric rates by 14.1% (or $88.9 million in additional revenues) and its natural gas rates by 4.1% (or $15.4 million). Public hearings were held on Wisconsin Public Service's application in early October. The Public Service Commission of Wisconsin staff proposed adjustments to Wisconsin Public Service's requests that would reduce its overall rate increases by half. The company contests a number of the Public Service Commission of Wisconsin staff's adjustments. Whether and to what extent the Public Service Commission of Wisconsin will grant Wisconsin Public Service the authority to increase its rates will depend on the Public Service Commission of Wisconsin 's decisions on Wisconsin Public Service's electric and gas revenue requirements, including its reasonable rate of return on equity. Wisconsin Public Service has requested and anticipates the Public Service Commission of Wisconsin to issue an order on the Company's 2004 rates by January 1, 2004, although delays in Public Service Commission of Wisconsin approval and the effective date of any rate increases due to causes beyond Wisconsin Public Service's control are possible.


Item 5. Other Information

Generation Facilities

In 2002, Wisconsin Public Service began installation of an 83-megawatt gas-fired combustion turbine at its Pulliam plant site. The unit began commercial operations on May 30, 2003 and was completed at a cost of approximately $33 million.

In September 2003, Wisconsin Public Service Corporation filed an application with the Public Service Commission of Wisconsin to build and operate a 500-megawatt coal fired electric generation facility near Wausau, Wisconsin as part of its regulated utility operations. Completion of the facility is expected by 2008 at a cost of approximately $750 million. In addition, Wisconsin Public Service will fund, for American Transmission Company, interconnection facilities and system upgrades necessary for the power produced to enter the transmission grid. Wisconsin Public Service will incur the $109 million estimated cost of construction for the interconnection facilities and system upgrades until the time the new generation facility is operational. At the time the generation facility becomes commercially operational, American Transmission Company will reimburse Wisconsin Public Service for the cost of the interconnection facilities and system upgrades including the related carrying costs. The application requests that Wisconsin Public Service be permitted to obtain a joint plant owner for up to 150 megawatts of the facility's output. A ruling by the Public Service Commission of Wisconsin on this application is expected in 2004.

On May 1, 2003, Wisconsin Public Service filed a request with the Public Service Commission of Wisconsin for a declaratory ruling on the prudency of Wisconsin Public Service's expenditure of up to $71.2 million on Weston 4 prior to the anticipated licensing of the project in 2004. On October 23, 2003, the Public Service Commission of Wisconsin approved this application. The ruling assures Wisconsin Public Service of recovery of up to $69.5 million of costs incurred or committed to, including carrying costs prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization of Weston 4 in 2004.

Mercury Emissions

In June 2003, the Wisconsin Department of Natural Resources recommended to the Wisconsin legislature that Wisconsin's four largest utilities be required to reduce mercury emissions caused by the burning of coal. The Wisconsin joint legislative committee has sent the proposal back to the Wisconsin Department of Natural Resources for revision. Federal mercury emission proposals are expected later this year.

Union Negotiations

Union members ratified the Wisconsin Public Service and Local No. 310 of the International Union of Operating Engineers AFL-CIO agreement regarding a new labor contract on August 23, 2003. The new labor agreement expires on October 29, 2006. Wisconsin Public Service has approximately 1,300 employees subject to this labor agreement.

Dead River Flooding

On May 14, 2003, a fuse plug at the Silver Lake reservoir owned by Upper Peninsula Power Company, a wholly owned subsidiary of WPS Resources Corporation, was breached. This breach resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.

A dam owned by Marquette Board of Light and Power, which is located downstream from the Silver Lake reservoir near the mouth of the Dead River, also failed during this event. In addition, high water conditions resulted in damage at the Presque Isle Power Plant owned by Wisconsin Electric Power Company. Presque Isle, which is located downstream from the Marquette Board of Light and Power dam, was forced into a shutdown on May 15, 2003.


On October 10, 2003, Upper Peninsula Power Company, submitted to the Federal Energy Regulatory Commission an independent engineering study of the root causes of the release of Silver Lake into the Dead River basin. The study concluded that there were errors in the design of the reservoir's fuse plug, which was installed in 2002. The fuse plug was designed for the Silver Lake reservoir by an outside engineering firm. The study concluded that the fuse plug washed out too quickly and to deeper levels than would a plug designed correctly. In addition to the loss of the recently completed fuse plug, the flood and subsequent events impacted the river downstream and caused collateral damage.

WPS Resources maintains a comprehensive insurance program that includes Upper Peninsula Power Company and which provides both property insurance for its facilities and liability insurance for liability to third parties. WPS Resources is insured in amounts that it believes, based on current damage estimates, are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources.

Upper Peninsula Power made a request to the Michigan Public Service Commission for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future Michigan rate proceedings. Upper Peninsula Power also made a request to the Federal Energy Regulatory Commission for deferral and future recovery of any costs including power supply costs that are not reimbursable through insurance. As of September 30, 2003, Upper Peninsula Power has deferred approximately $4.2 million and expensed approximately $1.0 million of costs for damages resulting from the flood. Upper Peninsula Power anticipates a ruling on its request from the Michigan Public Service Commission in the fourth quarter of 2003.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
		12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.3

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

31.4

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

		32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
		32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

	(b)	Reports on Form 8-K

A Form 8-K, dated July 24, 2003, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 9, WPS Resources Corporation's news release announcing its earnings for the quarter and six months ended June 30, 2003.

A Form 8-K, dated August 1, 2003, was filed by WPS Resources Corporation reporting, under Item 5 and Item 7, reclassified financial information per Emerging Issue Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."

A Form 8-K, dated October 24, 2003, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 9, WPS Resources Corporation's news release announcing its earnings for the quarter and nine months ended September 30, 2003

A Form 8-K, dated October 24, 2003, was filed by WPS Resources Corporation reporting, under Item 5 and Item 7, WPS Resources Corporation's news release announcing that a definitive agreement was signed to sell the Sunbury Generation Station to Duquesne Power, L.P.

A Form 8-K, dated November 7, 2003, was filed by WPS Resources Corporation and Wisconsin Public Service Corporation reporting, under Item 5 and Item 7, Wisconsin Public Service's news release announcing that a definitive agreement was signed to sell the jointly owned Kewaunee Nuclear Power Plant to Dominion Energy Kewaunee, Inc., a subsidiary of Dominion Resources, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: November 12, 2003	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: November 12, 2003	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003
Exhibit No.	Description

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.3

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

31.4

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation
