Form 10-K
period 2003-12-31
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2004-03-11
CIK 916863, 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
39-1775292

1-3016
WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 920-433-1598
39-0715160

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered

WPS RESOURCES CORPORATION	Common Stock, $1 par value	New York Stock Exchange

	Rights to purchase Common Stock pursuant to Rights Agreement dated December 12, 1996, as amended	New York Stock Exchange


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

WPS Resources Corporation Yes [X] No [ ]
Wisconsin Public Service Corporation Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrants.

WPS RESOURCES CORPORATION	$1,304,892,442 as of June 30, 2003

WISCONSIN PUBLIC SERVICE CORPORATION	$0 as of June 30, 2003

Number of shares outstanding of each class of common stock, as of February 29, 2004

WPS RESOURCES CORPORATION	Common Stock, $1 par value, 36,910,610 shares

WISCONSIN PUBLIC SERVICE CORPORATION	Common Stock, $4 par value, 23,896,962 shares. WPS Resources Corporation is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders to be held on May 13, 2004 is incorporated by reference into Part III.


WPS RESOURCES CORPORATION
and
WISCONSIN PUBLIC SERVICE CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2003

TABLE OF CONTENTS
PART II			47

ITEM 5.	MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS		47

	WPS Resources Corporation Common Stock Two-Year Comparison		47
	Dividend Restrictions		47
	Common Stock		48

ITEM 6.	SELECTED FINANCIAL DATA		49

	WPS Resources Corporation Comparative Financial Statements and Financial Statistics (1999 to 2003)		49
	Wisconsin Public Service Corporation Comparative Financial Statements and Financial Statistics (1999 to 2003)		49

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION		50

	WPS Resources Corporation		50
	Introduction		50
	Regulated Utilities		50
	WPS Power Development		51
	WPS Energy Services		51
	Results of Operations - WPS Resources Corporation 2003 Compared with 2002		55
	WPS Resources Corporation Overview		55
	Overview of Utility Operations		55
	Overview of Nonregulated Operations		57
	Overview of Holding Company and Other Segment Operations		59
	Operating Expenses		59
	Other Income (Expense)		60
	Provision for Income Taxes		61
	Discontinued Operations		61
	Cumulative Effect of Change in Accounting Principles		62
	2002 Compared with 2001		62
	WPS Resources Corporation Overview		62
	Overview of Utility Operations		62
	Overview of Nonregulated Operations		64
	Overview of Holding Company and Other Segment Operations		65
	Operating Expenses		66
	Other Income (Expense)		66
	Provision for Income Taxes		67
	Discontinued Operations		67
	Balance Sheet - WPS Resources 2003 Compared with 2002		67
	Liquidity and Capital Resources - WPS Resources		69
	Operating Cash Flows		69
	Investing Cash Flows		69
	Financing Cash Flows		72
	Future Capital Requirements and Resources		75
	Other Future Considerations		77
	Off Balance Sheet Arrangements - WPS Resources		79
	Trading Activities - WPS Resources		82
	Critical Accounting Policies - WPS Resources		83
	Risk Management Activities		83
	Asset Impairment		84
	Receivables and Reserves		85
	Pension and Postretirement Benefits		85
	Regulatory Accounting		87
	Tax Provision		87
	Related Party Transactions - WPS Resources		88
	Trends - WPS Resources		89
	Environmental		89
	Energy and Capacity Prices		91
	Synthetic Fuel Operation		91
	Industry Restructuring		92
	New Accounting Pronouncements		93
	Impact of Inflation - WPS Resources		95

	Wisconsin Public Service Corporation		96
	2003 Compared with 2002		96
	Wisconsin Public Service Corporation Overview		96
	Electric Utility Operations		96
	Gas Utility Operations		97
	Other Expenses/Income		97
	Other Nonutility Income		98
	2002 Compared with 2001		98
	Wisconsin Public Service Corporation Overview		98
	Electric Utility Operations		98
	Gas Utility Operations		99
	Other Expenses/Income		99
	Other Nonutility Income		100
	Balance Sheet - Wisconsin Public Service 2003 Compared with 2002		100
	Liquidity and Capital Resources - Wisconsin Public Service		101
	Operating Cash Flows		101
	Investing Cash Flows		101
	Financing Cash Flows		103
	Future Capital Requirements and Resources		105
	Other Future Considerations		106
	Off Balance Sheet Arrangements - Wisconsin Public Service		108
	Critical Accounting Policies - Wisconsin Public Service		108
	Risk Management Activities		108
	Asset Impairment		108
	Revenues		108
	Accruals for Pension and Postretirement Benefits		109
	Regulatory Accounting		109
	Related Party Transactions - Wisconsin Public Service		109
	Trends - Wisconsin Public Service		110
	Impact of Inflation - Wisconsin Public Service		110

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		111

	Market Risks		111
	Interest Rate Risk		111
	Commodity Price Risk		111
	Value-at-Risk		112
	Equity Return and Principal Preservation Risk		112
	Foreign Currency Exchange Rate Risk		113

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		114

	WPS RESOURCES CORPORATION		114
	A.	Consolidated Statements of Income	114
	B.	Consolidated Balance Sheets	115
	C.	Consolidated Statements of Common Shareholders' Equity	116
	D.	Consolidated Statements of Cash Flows	117
	E.	Notes to Consolidated Financial Statements	118
	F.	Independent Auditors' Report	175

	WISCONSIN PUBLIC SERVICE CORPORATION		176
	G.	Consolidated Statements of Income	176
	H.	Consolidated Balance Sheets	177
	I.	Consolidated Statements of Capitalization	178
	J.	Consolidated Statements of Common Shareholder's Equity	179
	K.	Consolidated Statements of Cash Flows	180
	L.	Notes to Consolidated Financial Statements	181
	M.	Independent Auditors' Report	189

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		190

ITEM 9A.	CONTROLS AND PROCEDURES		190

	Evaluation of Disclosure Controls and Procedures		190
	Changes in Internal Controls		190

PART III			190

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS		190

ITEM 11.	EXECUTIVE COMPENSATION		191

	WPS Resources Corporation		191
	Wisconsin Public Service Corporation		191
	Summary Compensation Table		191
	Agreements with Named Executive Officers		193
	Option Grants to Named Executives in Last Fiscal Year		193

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year End Option Values for the Named Executive Officers
			194

Performance Share (Long-Term Incentive Plan) Awards to the Named Executive Officers
			194
	Pension Compensation for the Named Executive Officers		195

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS		195

	WPS Resources Corporation		195
	Wisconsin Public Service Corporation		196
	Ownership of Voting Securities		196
	Equity Compensation Plan Information		196

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		197

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES		197

PART IV			199

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K		199

	Documents Filed as Part of this Report		199
	Consolidated Financial Statements		199
	Financial Statement Schedules		199
	Listing of Exhibits		200
	Reports on Form 8-K		205

SIGNATURES			206

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)			207
	A.	Statements of Income and Retained Earnings	207
	B.	Balance Sheets	208
	C.	Statements of Cash Flows	209
	D.	Notes to Parent Company Financial Statements	210

SCHEDULE II - WPS RESOURCES CORPORATION VALUATION AND QUALIFYING ACCOUNTS			214

SCHEDULE II - WISCONSIN PUBLIC SERVICE CORPORATION VALUATION AND QUALIFYING ACCOUNTS			215

EXHIBITS FILED HEREWITH

10.10	WPS Resources Corporation Deferred Compensation Plan as Amended and Restated Effective January 1, 2004

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23.1	Independent Auditors' Consent for WPS Resources Corporation

23.2	Independent Auditors' Consent for Wisconsin Public Service Corporation

24	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.3

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

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

viii

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
  expectations regarding future revenues or expenses,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning generation facilities,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites and statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing and costs. Some risk factors that could cause results different from any forward-looking statement include those described in the Risk Factors section of Item 1 of this Annual Report on Form 10-K and the following:
  General economic, business and regulatory conditions
  Legislative and regulatory initiatives regarding deregulation and restructuring of the utility industry which could affect costs and investment recovery
  State and federal rate regulation, including the inability to obtain necessary regulatory approvals
  Changes in generally accepted accounting principles
  Growth and competition and the extent and timing of new business development in the markets of subsidiary companies
  The performance of projects undertaken or acquired by subsidiary companies
  Business combinations among our competitors and customers
  Energy supply and demand
  Financial market conditions, including availability, terms and use of capital
  Nuclear and environmental issues
  Weather and other natural phenomena
  Commodity price and interest rate risk
  Counter-party credit risk
  Federal and state tax policies
  Acts of terrorism or war

We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events or circumstances after the date of this report.


PART I

ITEM 1. BUSINESS

A. GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our," "ours," or the "Company" we are describing WPS Resources Corporation.

WPS Resources Corporation

WPS Resources is domiciled in the United States and was incorporated in Wisconsin in 1993. WPS Resources is a holding company for regulated utility and nonregulated business units and is exempt from the Public Utility Holding Company Act of 1935. Approximate percentages of revenues and net income for the year ended 2003 and assets as of December 31, 2003 of WPS Resources and its principal operating subsidiaries are:
	Percent of Revenues *	Percent of Net Income *	Percent of Assets *

Wisconsin Public Service Corporation	26%	83%	60%
Upper Peninsula Power Company	2%	7%	4%
WPS Energy Services, Inc.	71%	31%	27%
WPS Power Development, Inc.	4%	(8%)	9%
WPS Resources Corporation	0%	(7%)	3%

* The percentages above do not total 100% due to intercompany transactions. Intercompany transactions largely consist of energy sales and purchases and related intercompany receivables and payables between subsidiaries.

Wisconsin Public Service, WPS Energy Services and WPS Power Development are Wisconsin corporations. Upper Peninsula Power is a Michigan corporation. Wisconsin Public Service and Upper Peninsula Power are regulated utilities. WPS Energy Services and WPS Power Development are nonregulated entities.

Wisconsin Public Service Corporation

Wisconsin Public Service, a Wisconsin corporation, is domiciled in the United States and began operations in 1883. Wisconsin Public Service is a regulated electric and natural gas utility serving an 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. It is also a holding company that is exempt from the Public Utility Holding Company Act of 1935. In 2003, Wisconsin Public Service served 414,295 retail electric customers and 300,859 natural gas retail customers. Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities and municipal joint action agencies.

2003 Operating Revenues

State	Wisconsin	96%	Michigan	4%
Customers	Electric	64%	Natural gas	36%
Electric	Retail	87%	Wholesale	13%
Natural gas	Retail	100%	Wholesale	0%


Upper Peninsula Power Company

Upper Peninsula Power, established in 1884, is a regulated utility providing electric service to a 4,500 square mile area of Michigan's Upper Peninsula. At December 31, 2003, Upper Peninsula Power provided retail electric service to 51,521 customers and wholesale electric service to 35 customers. Total revenues consisted of 88% retail sales and 12% wholesale sales.

WPS Resources Capital Corporation

WPS Resources Capital Corporation was created in 1999 as an intermediate holding company for the nonregulated subsidiaries of WPS Resources. At the end of 2003, WPS Resources Capital Corporation had total assets of $1.5 billion, consisting primarily of its investments in WPS Energy Services and WPS Power Development.

WPS Energy Services, Inc.

WPS Energy Services, established in 1994, is a nonregulated subsidiary of WPS Resources Capital Corporation. WPS Energy Services offers nonregulated natural gas, electric and alternate fuel supplies, as well as energy management and consulting services, to retail and wholesale customers primarily in the northeastern quadrant of the United States and eastern portions of Canada. Although WPS Energy Services has a widening array of products and services, revenues are primarily derived through sales of electricity and natural gas. WPS Energy Services had revenues of $3.1 billion in 2003 and assets of $1.2 billion at December 31, 2003.

WPS Power Development, Inc.

WPS Power Development, established in 1995, is a nonregulated subsidiary of WPS Resources Capital Corporation that owns and operates generation facilities in the United States and Canada. Energy-related services provided by WPS Power Development include engineering and management services and operations and maintenance services. WPS Power Development currently owns, through its subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania, New York and New Brunswick, Canada, a 23.3% interest in a synthetic fuel processing facility located in Kentucky and steam production facilities located in Arkansas and Oregon. WPS Power Development had revenues of $82.4 million in 2003, excluding revenues from discontinued operations (the operations of the Sunbury generation plant, which is pending sale, and certain other related assets), and assets of $373.8 million at December 31, 2003, including $116.4 million of assets held for sale.

B. REGULATED ELECTRIC OPERATIONS

WPS Resources' regulated electric utility operations are provided through Wisconsin Public Service and Upper Peninsula Power. Wisconsin Public Service generates and distributes electric energy in northeastern Wisconsin. The cities of Green Bay, Oshkosh, Wausau and Stevens Point are the largest communities served at the electric retail level. Upper Peninsula Power provides electric energy in Michigan's Upper Peninsula. The largest community served at the electric retail level is the Houghton/Hancock area. Wisconsin Public Service also provides retail electric energy to a small portion of Michigan's Upper Peninsula, primarily in the City of Menominee.


Revenues, volumes, customers and plant assets for electric operations of Wisconsin Public Service and Upper Peninsula Power are as follows:

	2003	2002	2001
Electric Revenues (millions)
Wisconsin	$683.4	$661.9	$575.7
Michigan	130.7	101.2	100.0

Electric Volumes (million megawatt hours)
Wisconsin	12.3	12.4	11.5
Michigan	2.0	2.1	2.0

Customers
Wisconsin	405,415	398,841	392,066
Michigan	60,511	60,134	59,616

Plant Assets (millions)
Wisconsin	$2,100.8	$1,872.1	$1,862.9
Michigan	188.2	186.7	176.4

In 2003, Wisconsin Public Service reached a firm net design peak of 1,888 megawatts on the afternoon of August 20. At the time of this summer peak, our total firm resources (i.e., generation plus firm purchases) totaled 2,346 megawatts. As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes. We expect future supply reserves to meet the minimum 18% planning reserve margin criteria imposed by the Public Service Commission of Wisconsin through 2005.

In 2003, Upper Peninsula Power purchased 84% of its total energy requirements. Remaining energy requirements were supplied by hydroelectric and combustion turbine facilities owned by Upper Peninsula Power. During 2003, Upper Peninsula Power purchased 65 megawatts of firm power from Wisconsin Public Service. Upper Peninsula Power also purchased non-firm power from Wisconsin Public Service and Alliant Energy Corporation, among others. The purchases from Wisconsin Public Service represented 81% of Upper Peninsula Power's total energy requirements in 2003. Upper Peninsula Power has contracted for 65 megawatts of capacity and energy from Wisconsin Public Service for 2004.

Facilities

De Pere Energy Center

On December 16, 2002, Wisconsin Public Service acquired the 180 megawatt De Pere Energy Center from Calpine Corporation and terminated the related existing purchased power agreement for approximately $120 million, $72 million of which was paid at closing with the remainder paid on December 31, 2003.  The then existing power purchase agreement required Calpine to expand the facility in the future. The power purchase agreement was uneconomical in the current market. As a result, both parties agreed to terminate the agreement. The then existing power purchase agreement had been accounted for as a capital lease under generally accepted accounting principals, but, as a result of the transaction to acquire the facility, the treatment of the purchased power agreement as a capital lease was discontinued. In connection with the transaction, Wisconsin Public Service entered into a new purchased power agreement with Calpine for capacity and energy from a facility to be built near Kaukauna, Wisconsin.  The agreement calls for Wisconsin Public Service to purchase 150 megawatts of capacity beginning on June 1, 2005, escalating to 235 megawatts of capacity on June 1, 2006 until its May 31, 2015 termination date.  The new agreement does not qualify as a capital lease. Calpine began construction on the project in the fall of 2003.  At this time, Wisconsin Public Service believes Calpine will fulfill its contractual commitments, including a June 1, 2005 project in-service date.


Weston Unit 4

Wisconsin Public Service has announced its intention to seek authorization from the Public Service Commission of Wisconsin to construct a 500-megawatt coal-fired electric generating facility at its existing Weston power plant site near Wausau, Wisconsin. The facility, to be known as "Weston 4," is expected to cost approximately $770 million (including the acquisition of coal trains) and is scheduled for commercial operation in 2008.

On May 1, 2003, Wisconsin Public Service filed a request with the Public Service Commission of Wisconsin for a declaratory ruling on the prudency of Wisconsin Public Service's expenditure of up to $71.2 million on Weston 4 prior to the anticipated licensing of the project in late 2004 and other related relief. The requested ruling would provide Wisconsin Public Service with assurance of recovery of its reasonable costs incurred or committed in the event construction of Weston 4 is not approved. The Public Service Commission of Wisconsin issued an order on November 12, 2003 granting the request of Wisconsin Public Service subject to the condition that it defer a current return on Construction Work in Progress at Wisconsin Public Service's authorized overall cost of capital until a future rate proceeding. If Wisconsin Public Service is not allowed a current return on construction work in progress, it will capitalize construction costs, including carrying costs as Allowance for Funds Used During Construction and recover them over the life of the facility.

Wisconsin Public Service submitted applications for required permits on September 26, 2003. The application calls for Wisconsin Public Service to design, build and operate the new facility, using clean coal technologies, at the existing Weston site in Marathon County in central Wisconsin. On February 11, 2004, the Public Service Commission of Wisconsin determined the application to construct Weston 4 to be "complete." The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources have 180 days, from February 11, 2004, to make a decision on the project. The Public Service Commission of Wisconsin can request from the Dane County Court of Appeals one 180-day extension to make a decision. The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources will create an environmental impact statement. The public will have opportunities to testify at public hearings. Technical hearings will also be held. Following a review of the application, the environmental impact statement and the hearing testimony, the Public Service Commission of Wisconsin will determine if the proposed project will be approved, modified or denied.

On February 16, 2004, Wisconsin Public Service signed a Letter of Intent with Dairyland Power Cooperative for electric supply alternatives for 150 megawatts of energy from the proposed Weston 4 generation facility. According to the agreement, Dairyland could choose to purchase an interest in the plant or buy the electricity from it (we have since received written notification from Dairyland, confirming their intent to purchase an interest in the plant.) This transaction is subject to a number of conditions including successfully developing a joint plant ownership and operating agreement, Dairyland obtaining financing approval from the Rural Utility Services, and Dairyland securing firm transmission service from the Midwest Independent System Operator on terms and conditions Dairyland deems acceptable.

Other Generation Facilities

Wisconsin Public Service owns a 50% interest in Wisconsin River Power Company. Wisconsin River Power is the owner and operator of a combustion turbine and two dams and related hydroelectric plants on the Wisconsin River, which have an aggregate installed capacity of approximately 50 megawatts.

Wisconsin Public Service completed construction, in June of 2003, of an 83-megawatt gas-fired combustion turbine at its Pulliam plant site. The unit was completed at a cost of approximately $38 million.

Kewaunee Nuclear Power Plant

The Kewaunee nuclear power plant is a pressurized water reactor plant with a nameplate capacity of 543 megawatts. The Kewaunee plant is jointly-owned by Wisconsin Public Service (59%) and Wisconsin


Power and Light Company (41%). Nuclear Management Company, LLC operates the plant. Nuclear Management Company is owned by affiliates of five utilities (Alliant Energy Nuclear, NSP Nuclear Corporation, WEC Nuclear Corporation, WPS Nuclear Corporation and Consumers Energy) and operates the six nuclear power plants of these utilities. The plants are located in Iowa, Minnesota, Wisconsin and Michigan. WPS Nuclear owns a 20% interest in Nuclear Management Company.

On November 7, 2003, Wisconsin Public Service and Wisconsin Power and Light signed a definitive agreement to sell the jointly owned Kewaunee nuclear power plant to Dominion Energy Kewaunee, Inc., a subsidiary of Dominion Resources, Inc., for approximately $220 million.

Wisconsin Public Service anticipates that it will receive approximately $130 million in cash upon the closing of the sale (for its 59% ownership interest in the plant). Wisconsin Public Service will also retain ownership of trust assets contained in its non-qualified decommissioning trust, one of the two decommissioning funds Wisconsin Public Service established to cover the eventual decommissioning of the plant. Dominion will assume responsibility for the eventual decommissioning of the plant. The non-qualified decommissioning trust (the fund that will be retained) had a pretax value on December 31, 2003, of $115.1 million. The cash proceeds from the sale are expected to slightly exceed Wisconsin Public Service's carrying value of the assets being sold. Wisconsin Public Service expects that the retained decommissioning fund, as well as the gain from the plant sale, will be available for allocation to Wisconsin Public Service customers in future rate proceedings. Because the gain and retained decommissioning fund would be allocated to customers, Wisconsin Public Service does not expect a material net income impact at the time of the sale.

Dominion, based in Richmond, Virginia will pay approximately $220 million for the plant, inventory, materials and land. To help fund eventual decommissioning, Dominion will also receive certain decommissioning funds from both Wisconsin Public Service and Wisconsin Power and Light that were set up exclusively to cover the costs of Kewaunee decommissioning. The Wisconsin Public Service qualified decommissioning trust (the fund that will be transferred to Dominion) had a pretax value on December 31, 2003, of $239.7 million.

The sale is subject to approvals by various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission. Subject to the timing of the receipt of required regulatory approvals, the transaction is expected to close in 2004. It is not possible to predict whether all necessary governmental approvals will be received. Closing of the transaction is contingent upon receiving such approvals in a form satisfactory to all the parties. The parties hope to close the transaction in the second half of 2004 and before the fall 2004 scheduled refueling outage of the plant.

At the closing of the sale, both Wisconsin Public Service and Wisconsin Power and Light will enter into power purchase agreements with Dominion Energy Kewaunee, Inc., to purchase capacity and energy generated at Kewaunee, equivalent to the amounts that would have been received from the plant if current ownership had continued and at a cost approximating the expected costs of production had current ownership continued. The power purchase agreements, which also require regulatory approval, extend through 2013 when the plant's current operating license will expire.

Plant Regulation

Based upon the performance of the Kewaunee plant during 2003, Wisconsin Public Service does not anticipate any significant increase in the number of inspection hours or level of scrutiny by the Nuclear Regulatory Commission regarding the general operations of the plant.

In accordance with Nuclear Regulatory Commission industry requirements, during the scheduled spring 2003 refueling outage a visual inspection of the Kewaunee plant reactor vessel head was made and no problems were identified. There has been no indication of any problems with the vessel head during the current operating cycle.


After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee plant owners requested and have since received, approval from the Public Service Commission of Wisconsin to replace the reactor vessel head at a cost of up to $24 million. The replacement is scheduled to be completed during the fall 2004 refueling outage by the then existing owners of the plant. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin to recover its share of these costs in its electric rates.

Radioactive Waste Storage

The Midwest Compact Commission continues to monitor the availability of disposal facilities for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, South Carolina has been available for the storage of low-level radioactive waste from the Kewaunee plant in the past. The availability of this site for future waste storage is uncertain. As a result of technological advances, waste compaction and the reduction of waste generated, the Kewaunee plant has on-site low-level radioactive waste storage capacity sufficient to store all low-level waste expected at the plant through 2013 when the current plant operating license is set to expire.

Plant Capacity

As a result of instrumentation improvements made during the spring 2003 refueling outage, net production capacity at the Kewaunee plant was increased by approximately 8 megawatts. On March 2, 2004, the Nuclear Regulatory Commission approved an additional 6% increase in generating capacity at the Kewaunee plant. These additional capacity improvements will be achieved primarily through minor component upgrades. Changes at the plant are to be completed prior to the scheduled 2004 refueling outage to further increase plant capacity up to an additional 25 megawatts.

Depreciation and Decommissioning

At December 31, 2003, the net carrying amount of Wisconsin Public Service's investment in the Kewaunee plant, including construction work in progress, was approximately $83.6 million. The cost in current dollars for Wisconsin Public Service's 59% share of the estimated costs to decommission the Kewaunee plant is $331 million. Wisconsin Public Service's decommissioning trust assets at December 31, 2003 totaled $332.3 million on a net of tax basis. In 2004, Wisconsin Public Service is required to contribute $1.1 million to the decommissioning trust for the wholesale jurisdiction. The retail jurisdiction funding was suspended for 2004 due to the anticipated sale of the Kewaunee plant. These annual contributions to the trust are subject to change based on future rate case filings. To date, the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission have determined these costs to be reasonable and allowed their recovery in rates.

During 2003, $16.1 million of depreciation expense related to unrecovered plant investment was recognized, compared with $15.7 million recognized in 2002. The 2003 annual decommissioning funding requirement was $3.0 million.

Additional discussion of Kewaunee plant matters is included in Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to WPS Resources Consolidated Financial Statements.

Other Facilities

Wisconsin Public Service, Minnesota Power Company and American Transmission Company are undertaking the construction of a 220-mile, 345-kilovolt transmission line from Wausau, Wisconsin to Duluth, Minnesota. Completion of the line is expected in 2008 at a total cost of approximately $420.3 million. American Transmission Company is a for-profit, transmission-only company. It owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois. American Transmission Company began operation on January 1, 2001. Its assets previously were owned and operated by Wisconsin Electric Power Company, Wisconsin Power and Light Company,


Wisconsin Public Service Corporation, Madison Gas & Electric Company, Wisconsin Public Power Inc. and numerous other smaller public and municipal electric utilities serving the upper Midwest, all of which transferred their transmission assets to American Transmission Company in exchange for an ownership interest.

For additional information regarding our facilities, see Item 2. Properties in this Annual Report on Form 10-K.

Fuel Supply

Electric Supply Mix

Wisconsin Public Service's electric supply mix for 2003 and 2002 was:
Energy Source	2003	2002
Coal	60.7%	56.1%
Purchased power	17.4%	20.6%
Nuclear	17.5%	18.5%
Natural gas/fuel oil	2.6%	2.4%
Hydro	1.8%	2.4%

Fuel Costs

Wisconsin Public Service's fuel costs for 2003 and 2002 were:

Fuel Cost by Source Cost (per million Btus)	2003	2002
Coal	$1.09	$1.11
Nuclear	0.43	0.44
Natural gas	5.59	4.28
Fuel oil	8.54	6.01

Coal

Coal is the primary fuel source for Wisconsin Public Service, most of which is from the Powder River Basin mines located in Wyoming. Powder River Basin coal is very low in sulfur and meets the standards of the 1990 Clean Air Act for 2003 and future years. This coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States.

Wisconsin Public Service continues to test alternative coal sources for its Pulliam and Weston plants. Alternative sources could provide more competitive market pricing and higher Btu content. Coal with higher Btu content increases generation output and provides flexibility in meeting peak electric demands.

Historically, Wisconsin Public Service has purchased coal directly from the producer. Most of the coal purchased by Wisconsin Public Service for its wholly-owned plants and purchased by Wisconsin Power and Light for the jointly-owned Edgewater and Columbia plants is done through relatively short-term contracts of up to five years duration. Wisconsin Public Service does have one contract, however, that runs through 2016. That contract, with Arch Coal Sales, is for our wholly-owned plants and covers approximately 23% of total wholly-owned requirements and has take-or-pay obligations totaling $77.0 million over the life of the contract. Take-or-pay is a term in the contract that requires Wisconsin Public Service to pay for annual contracted coal regardless of whether it takes delivery of the total amount of coal under contract. For 2004, 94% of the wholly-owned and jointly-owned plant requirements are under contract, with the remaining 6% to be purchased on the spot market. The contracts for coal are with five different suppliers, using eight different mine sources. Peabody COALSALES Company provides approximately 46% of the total coal purchases, with 34% of the total coal purchased coming from the North Antelope Mine.


Wisconsin Public Service currently contracts for coal transportation for its wholly-owned plants under contracts of up to five years duration. Over 90% of Wisconsin Public Service's coal transportation is under competitive transportation agreements, which are expected to continue to contribute to competitive fuel costs.

For additional information, see Note 18 in Notes to WPS Resources Consolidated Financial Statements - Commitments and Contingencies.

Nuclear Fuel Cycle

Wisconsin Public Service purchases uranium concentrates, conversion services, enrichment services and fabrication services for nuclear fuel assemblies at the Kewaunee plant either on the spot market, through a bidding process or by using existing contracts. Wisconsin Public Service removes and replaces approximately one-third of the 121 fuel assemblies from the reactor every 18 months. Wisconsin Public Service stores spent fuel assemblies at the plant site pending permanent disposal by the United States Department of Energy.

Wisconsin Public Service's uranium inventory policy is to maintain sufficient inventory for up to two reactor refuelings. As of December 31, 2003, approximately 675,000 pounds of yellowcake (a processed form of uranium ore), or its equivalent, were held in inventory for the plant. Each refueling requires approximately 475,000 pounds of yellowcake. It is expected that approximately 300,000 pounds of yellowcake will be acquired in 2004 to meet the requirements of the inventory policy. Inventory includes uranium under contract as of December 31, 2003.

Conversion services are complete for the nuclear fuel reload scheduled in 2004.

Wisconsin Public Service has contracted for 100% of the enrichment services required for the Kewaunee Plant fuel reloads scheduled to occur in 2004, 2006 and 2007. Wisconsin Public Service has the option of purchasing enrichment services beyond 2007 by either using its existing contract or by purchasing from the spot market. Wisconsin Public Service has contracted for fuel fabrication services for the next five reloads. Upon completion of the sale of the Kewaunee plant, Dominion will assume Wisconsin Public Service's obligations under the enrichment services and fuel fabrication services contracts.

If, for any reason, the Kewaunee plant is forced to terminate operations, we do not expect the maximum exposure to the co-owners related to fuel contracts to exceed $4.6 million. This exposure is due to a long-term fuel fabrication contract with Westinghouse. No financial penalties associated with the present uranium supply, conversion service or enrichment agreements exist. Wisconsin Public Service believes uranium inventories could be sold on the spot market.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel. The United States Department of Energy is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada.

Spent nuclear fuel is currently being stored at the Kewaunee plant. At current production levels, the plant has sufficient storage for all fuel assemblies until 2009 with full core offload. Additional capacity will be needed by 2010 to maintain full core offload capability.

The United States government through the Federal Department of Energy is under contract with Wisconsin Public Service for the pick up and long-term storage of Kewaunee's spent nuclear fuel. Because the Department of Energy has failed to begin scheduled pickup of the spent nuclear fuel, Wisconsin Public Service incurred and will continue to incur costs for the storage of the spent nuclear fuel. Wisconsin Public Service is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel. The case was filed on January 22, 2004 in the United States Court of Federal Claims.


In November 2003, Wisconsin Public Service reached an agreement to sell Kewaunee to Dominion Energy Kewaunee, Inc, a subsidiary of Dominion Resources, Inc. Upon regulatory approval and closing of the sale, Dominion will have the right to pursue the spent nuclear fuel claim and Wisconsin Public Service will retain the contractual right to an equitable share of any future settlement or verdict. The total amounts of damages sought are unknown at this time. Because Wisconsin Public Service is just one of many owners of nuclear plants who have brought similar suits against the federal government, resolution of the suit may take several years.

Funding Decontamination and Decommissioning of Federal Facilities

The Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of Department of Energy facilities relating to the processing of nuclear fuel. As a result, Wisconsin Public Service is required to pay a surcharge for uranium enrichment services purchased from the Federal government prior to October 23, 1992. On an inflation-adjusted basis, Wisconsin Public Service's portion of the obligation related to the Kewaunee plant is approximately $600,000 per year through the year 2007, at which time the payments end. Madison Gas and Electric, a former 17.8% owner of the Kewaunee plant, has agreed to continue to pay its portion of this annual assessment through 2007. Upon completion of the sale of the Kewaunee plant, Wisconsin Public Service will continue to be responsible for its portion of this obligation through 2007.

Regulatory Matters

The Public Service Commission of Wisconsin and the Michigan Public Service Commission regulate electric retail rates for Wisconsin Public Service Corporation. The Michigan Public Service Commission regulates electric retail rates for Upper Peninsula Power Company. The Federal Energy Regulatory Commission regulates wholesale electric rates of both companies.

Wisconsin Regulatory Matters

Effective March 21, 2003, Wisconsin Public Service received approval to increase Wisconsin electric retail rates $21.4 million (3.5%). These rates (both electric and gas) reflect a 12.0% return on equity, with equity constituting 55% of the capital structure.

On April 1, 2003, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for authorization to increase retail electric rates, effective January 1, 2004. The rate increases are necessary to recover the costs associated with the purchase of the De Pere Energy Center, fuel costs, maintenance of power production facilities and employee benefits. On December 19, 2003, the Public Service Commission of Wisconsin issued a final written order authorizing an electric rate increase of $59.4 million (9.4%), effective January 1, 2004. These new rates (both electric and gas) also reflect a 12.0% return on equity, with equity constituting 56% of the capital structure.

On November 8, 2002, Wisconsin Public Service entered into an agreement with American Transmission Company for the transfer of primary responsibility for the construction of the Wausau, Wisconsin to Duluth, Minnesota transmission line project from Wisconsin Public Service to American Transmission Company and the reimbursement of Wisconsin Public Service's costs on the project to date. On April 18, 2003, the Public Service Commission of Wisconsin approved the transfer. The transfer occurred June 30, 2003. For more information on the Wausau to Duluth transmission line, see Note 6 in Notes To WPS Resources Consolidated Financial Statements - Acquisitions and Sales of Assets.

On November 26, 2002, Wisconsin Public Service, along with Minnesota Power Company and American Transmission Company, filed a joint application with the Public Service Commission of Wisconsin regarding an increase in the estimated cost to complete the Wisconsin portion of the Wausau to Duluth, transmission line. The Public Service Commission of Wisconsin originally approved the 220-mile 345-kilovolt transmission line on October 30, 2001 at an estimated cost of $166 million. On December 19, 2003, the Public Service Commission of Wisconsin issued an order re-approving the project at a revised


cost of $420.3 million. The revised project includes an increase in the scope of the project and other facilities not included in the original application. This decision has been appealed to the Dane Country Circuit Court of Appeals by certain landowners. For more information on American Transmission Company, see Note 10 in Notes to WPS Resources Consolidated Financial Statements - Investments In Affiliates, At Equity Method.

The amount of fuel and purchased power costs Wisconsin Public Service is authorized to recover in rates is established in its general rate filings. If the actual fuel and purchased power costs vary from the authorized level by more than 2% on an annual basis, Wisconsin Public Service is allowed, or may be required, to file an application adjusting rates for the remainder of the year to reflect actual costs for the year to date and updated projected costs. On October 29, 2003, Wisconsin Public Service filed for approval to reduce rates by $1.9 million, due to a reduction in the costs of fuel and purchased power, for the period August 15, 2003 through December 31, 2003. On February 19, 2004, the Public Service Commission of Wisconsin approved a refund of $2.7 million, which represents the originally filed amounts, adjustments and interest. This refund will be credited to customer accounts in March 2004. A liability of $2.6 million was accrued as of December 31, 2003 in anticipation of this refund.

As a result of the Kewaunee nuclear power plant unplanned outage in late January and early February 2004 and other fuel cost increases in 2004, Wisconsin Public Service filed for a fuel cost increase of $7.4 million on February 27, 2004. The Public Service Commission of Wisconsin has scheduled a hearing for March 22, 2004 to determine the amount of the fuel cost increase to be recovered on an interim basis. Wisconsin Public Service expects that a final order will be issued in the summer of 2004 regarding this rate increase request.

For information regarding the Public Service Commission of Wisconsin approval regarding the proposed 500-megawatt coal-fired generating facility at Weston, Wisconsin see the section entitled Facilities in Item B.

Michigan Regulatory Matters

Wisconsin Public Service filed for an increase in electric rates in the first quarter of 2003. On July 21, 2003 the Michigan Public Service Commission authorized an increase in electric rates of $0.3 million and the recovery of an additional $1.0 million of transmission costs through the power supply cost recovery mechanism, effective July 22, 2003.

On December 20, 2002, the Michigan Public Service Commission approved an 8.95% increase in retail electric rates for customers of Upper Peninsula Power. The Michigan Public Service Commission granted an 11.4% return on equity with the new rates being effective December 21, 2002. This was the first base rate increase for Upper Peninsula Power in 10 years.

Michigan authorizes a one-for-one fuel and purchased power recovery mechanism for prudently incurred costs. Under the mechanism, the difference between actual and authorized fuel and purchased power costs is deferred until year-end. By March 31 of the following year, the utility must file a reconciliation of the actual costs to the authorized costs. Any under or over recovery is then recovered from or returned to the ratepayer through the end of the following year. The reconciliation is subject to review and intervention by customers. At December 31, 2003, Upper Peninsula Power had significant under recovered fuel and purchased power costs due to the high costs of purchased power. Upper Peninsula Power intends to file, in March 2004, a reconciliation of the 2003 purchased power costs requesting recovery of $5.2 million. In addition, costs associated with the Presque Isle Power Plant outage have been deferred and are expected to be addressed along with other Dead River flood issues in the next rate case. Upper Peninsula Power expects a final decision regarding the recovery of the 2003 fuel costs no later than the end of 2004. Due to the level of the under recovery relative to Upper Peninsula Power's revenues, the deferred costs may be recovered over more than one year.


Federal Energy Regulatory Commission Matters

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, interim increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003 and are subject to refund if the final rate increase is less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. On March 4, 2004, the Federal Energy Regulatory Commission and Wisconsin Public Service reached a tentative settlement regarding the final rate increase. Wisconsin Public Service anticipates no material refunds or other adjustments to revenues recorded under the interim rates based on the terms of the tentative agreement. The final settlement is anticipated to be filed with the Federal Energy Regulatory Commission in the second quarter of 2004. This is Wisconsin Public Service's first rate increase for its wholesale electric customers in 17 years.

Hydroelectric Licenses

Wisconsin Public Service, Upper Peninsula Power and Wisconsin River Power have long-term licenses from the Federal Energy Regulatory Commission for all of their hydroelectric facilities. The Bond Falls hydroelectric facility owned by Upper Peninsula Power was issued a 40-year license on August 20, 2003. The Alexander Hydro Project owned by Wisconsin Public Service is currently being relicensed. The issuance of a new long-term license is expected in June 2004.

Other Matters

Research and Development

The only member of WPS Resources' consolidated entity that incurs significant research and development costs is Wisconsin Public Service. Electric research and development expenditures for Wisconsin Public Service totaled $0.6 million for 2003, $0.3 million for 2002 and $1.1 million for 2001. These expenditures were primarily charged to electric operations as incurred.

Customer Segmentation

In 2003, twenty-eight paper mills accounted for 10% of Wisconsin Public Service's electric revenues. There is no single customer, or small group of customers, the loss of which would have a material adverse effect on the electric business of Wisconsin Public Service in the current regulatory environment.

Seasonality

The electric sales of Wisconsin Public Service and Upper Peninsula Power follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures.

Competition

The electric energy market in Wisconsin continues to be regulated by the Public Service Commission of Wisconsin. Retail electric customers currently do not have the ability to choose their electric supplier. However, in order to increase sales, utilities work to attract new commercial/industrial customers into their service territory. As a result, there is competition among utilities to keep energy rates low. Wisconsin utilities have continued to refine regulated tariffs in order to provide customers with the true cost of electric energy to each class of customer, by reducing or eliminating rate subsidies among different ratepayer classes. Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources. Although Michigan electric energy markets are open to competition, a competitive market has not yet developed in the upper peninsula of Michigan primarily due to transmission system constraints.


Working Capital Requirements

For a detailed discussion of the expected capital needs for WPS Resources' regulated electric operations, see Capital Requirements in Item G below.


Electric Operating Statistics

WISCONSIN PUBLIC SERVICE CORPORATION	2003	2002	2001
Operating revenues (Millions)
Residential and farm	$261.7	$249.9	$214.0
Small commercial and industrial	205.9	197.7	173.3
Large commercial and industrial	155.5	152.4	137.4
Resale and other	101.8	96.9	86.0
Total	$724.9	$696.9	$610.7
Kilowatt-hour sales (Millions)
Residential and farm	3,037.3	3,028.9	2,865.6
Small commercial and industrial	3,496.4	3,442.9	3,310.9
Large commercial and industrial	4,135.1	4,095.1	4,024.0
Resale and other	2,742.6	3,012.8	2,418.4
Total	13,411.4	13,579.7	12,618.9
Customers served (End of period)
Residential and farm	368,702	362,718	356,497
Small commercial and industrial	44,508	43,915	43,305
Large commercial and industrial	257	241	227
Resale and other	903	894	898
Total	414,370	407,768	400,927
Average kilowatt-hour price (Cents)
Residential and farm	8.61	8.25	7.47
Small commercial and industrial	5.89	5.74	5.23
Large commercial and industrial	3.76	3.72	3.41
Production capacity (Summer - kilowatts)
Coal	1,326,700	1,339,000	1,334,100
Nuclear	315,600	312,700	205,200
Hydroelectric	40,000	43,300	40,500
Combustion turbine	449,200	378,120	375,450
Other	9,900	8,000	8,000
Purchased capacity	267,600	14,900	14,900
Total system capacity	2,409,000	2,096,020	1,978,150
Generation and purchases (Thousands of kilowatt-hours)
Coal	8,573,305	8,056,530	8,179,997
Nuclear	2,451,896	2,638,284	1,480,429
Hydroelectric	252,961	337,480	253,475
Purchases and other	2,771,870	3,256,898	3,355,554
Total	14,050,032	14,289,192	13,269,455
Steam fuel costs (Cents per million Btu)
Fossil	110.747	112.993	112.483
Nuclear	42.922	44.156	40.680
Total	95.959	96.369	101.255
System peak - firm (Kilowatts)	1,888,000	1,947,000	2,014,000
Annual load factor	74.54%	74.54%	70.61%

Electric Operating Statistics

UPPER PENINSULA POWER COMPANY	2003	2002	2001
Operating revenues (Millions)
Residential and farm	$31.5	$25.3	$26.3
Small commercial and industrial	24.0	18.9	20.6
Large commercial and industrial	11.6	9.9	11.1
Resale and other	22.1	12.1	7.0
Total	$89.2	$66.2	$65.0
Kilowatt-hour sales (Millions)
Residential and farm	277.0	277.9	265.4
Small commercial and industrial	252.5	257.7	253.9
Large commercial and industrial	211.1	227.4	215.5
Resale and other	194.7	204.9	179.1
Total	935.3	967.9	913.9
Customers served (End of period)
Residential and farm	45,613	45,279	44,865
Small commercial and industrial	5,613	5,479	5,474
Large commercial and industrial	13	12	12
Resale and other	317	437	404
Total	51,556	51,207	50,755
Average kilowatt-hour price (Cents)
Residential and farm	11.38	9.10	9.98
Small commercial and industrial	9.49	7.34	8.11
Large commercial and industrial	5.48	4.31	5.17
Production capacity (Summer - kilowatts)
Natural gas	18,800	17,700	17,700
Hydroelectric	25,900	30,000	30,000
Combustion turbine	41,800	55,000	55,000
Purchased capacity	80,700	65,000	65,000
Total system capacity	167,200	167,700	167,700
Generation and purchases (Thousands of kilowatt-hours)
Natural gas	7,021	5,062	9,444
Hydroelectric	150,398	162,542	109,355
Purchases and other	876,885	884,612	878,107
Total	1,034,304	1,052,216	996,906
Steam fuel costs (Cents per million Btu)
Fossil	652.999	368.410	427.746
System peak - firm (Kilowatts)	153,691	160,869	158,124
Annual load factor	67.73%	67.27%	65.90%


C. REGULATED NATURAL GAS OPERATIONS

Wisconsin Public Service provides regulated natural gas service to nearly 300 municipalities in northeastern Wisconsin and adjacent portions of Michigan's Upper Peninsula.

Revenues, volumes, customers and plant assets for natural gas operations of Wisconsin Public Service are as follows:
	2003	2002	2001
Natural Gas Revenues (millions)
Wisconsin	$397.9	$306.3	$316.1
Michigan	6.3	4.4	5.5

Natural Gas Volumes (million therms)
Wisconsin	789.4	800.6	698.9
Michigan	17.9	17.4	15.8
Internal electric generation	47.2	27.4	28.0
TOTAL	854.5	845.4	742.7

Customers
Wisconsin	295,513	290,480	285,063
Michigan	5,346	5,336	5,290

Plant Assets (millions)
Wisconsin	$451.2	$421.4	$387.1
Michigan	6.0	5.9	5.4

Facilities

For information regarding our natural gas facilities, see Item 2. Properties in this Annual Report on Form 10-K.

Natural Gas Supply

Wisconsin Public Service manages a portfolio of natural gas supply contracts, storage services and pipeline transportation services designed to meet its varying load pattern at the lowest reasonable cost.

Wisconsin Public Service contracts for fixed-term firm natural gas supplies with approximately 15 natural gas suppliers each year (in the United States and Canada) to meet the December through February peak day demand of firm system sales customers. Wisconsin Public Service purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts as required to supplement natural gas supplies. As of December 31, 2003, the domestic natural gas supply contracts had remaining terms of up to three months and the Canadian gas supply contracts had remaining terms of up to ten months. Wisconsin Public Service intends to contract for domestic natural gas supplies for terms of two years or less to minimize potential stranded natural gas supply contract costs if retail natural gas deregulation should proceed in Wisconsin.

Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass increases or decreases in the cost of natural gas on to customers on a dollar-for-dollar basis through a purchased gas adjustment clause. Changes in the cost of natural gas are reflected in both gas revenues and gas purchases, thus having little or no impact on net income.


Wisconsin Public Service contracts with ANR Pipeline Company for firm underground storage capacity located in Michigan and Illinois. Wisconsin Public Service's total firm storage capacity with ANR Pipeline is approximately 116 million therms. Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides Wisconsin Public Service with the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility. Natural gas from storage provides up to 47% of Wisconsin Public Service's supply on winter peak days, approximately 28% of its winter sales volumes and approximately 19% of its total annual sales volumes. Wisconsin Public Service also contracts with third-party natural gas suppliers for high deliverability storage. This high deliverability storage capacity is designed to deliver natural gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can temporarily limit wellhead natural gas supplies.

Wisconsin Public Service holds firm long-term transportation capacity on the ANR Pipeline through October 2010. Wisconsin Public Service also holds firm transportation capacity with Viking Gas Transmission Company to deliver natural gas from its interconnection with TransCanada Pipelines near Emerson, Manitoba, to the interconnection of Viking Gas Transmission with ANR Pipeline near Marshfield, Wisconsin. The Canadian natural gas suppliers at Emerson hold firm capacity on TransCanada Pipelines from Emerson back into the Canadian production areas in Alberta, Canada.

Regulatory Matters

The Public Service Commission of Wisconsin and the Michigan Public Service Commission regulate natural gas retail rates for Wisconsin Public Service.

In February 2003, Wisconsin Public Service received approval for the installation of automated natural gas meters.

Effective March 21, 2003, Wisconsin Public Service received an order to decrease Wisconsin natural gas rates $1.2 million (0.3%). These rates (both gas and electric) reflect a 12.0% return on equity.

On December 19, 2003, the Public Service Commission of Wisconsin approved an $8.9 million (2.2%) annual rate increase for Wisconsin retail natural gas operations that became effective January 1, 2004. These new rates (both gas and electric) reflect a 12.0% return on equity.

Other Matters

Customer Segmentation

Wisconsin Public Service has no single customer that accounts for a significant portion of natural gas throughput. The largest industry segment among Wisconsin Public Service's natural gas customers is the paper industry.

Seasonality

The gas throughput of Wisconsin Public Service follows a seasonal pattern due to the heating requirements of customers that is primarily impacted by the variability of winter temperatures. Wisconsin Public Service currently has 12.8 billion cubic feet of natural gas storage under contract. The availability of gas storage capacity allows Wisconsin Public Service to purchase natural gas supplies at times of lower demand, which results in lower energy costs and provides for more assurance of availability of supply in high demand periods.


Competition

Wisconsin Public Service's natural gas operations face competition with other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Due to the volatility of natural gas prices, Wisconsin Public Service has seen its customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change. Wisconsin Public Service offers interruptible natural gas sales and natural gas transportation service for these customers to enable them to reduce their energy costs. Transportation customers purchase their natural gas from third-party gas suppliers at market prices and contract with Wisconsin Public Service to transport the natural gas from ANR Pipeline to their facilities. Additionally, some customers still purchase their natural gas commodity directly from Wisconsin Public Service, but have elected to do so on an interruptible basis, as a means to reduce their costs. Customers continue to switch between firm system supply, interruptible system supply and transportation service each year as the economics and service options change.

Working Capital Requirements

Wisconsin Public Service currently anticipates capital expenditures in its gas operations of $25.8 million for its automated meter reading system in 2004. There are no other large construction projects or capital needs for the gas utility segment of its operations for the 2004 to 2006 period.


Natural Gas Operating Statistics

Wisconsin Public Service Corporation	2003	2002	2001
Operating revenues (Millions)
Residential	$229.2	$182.6	$178.4
Small commercial and industrial	55.6	42.9	38.3
Large commercial and industrial	77.0	61.9	70.4
Other	42.4	23.3	34.5
Total	$404.2	$310.7	$321.6
Therms delivered (Millions)
Residential	263.1	250.8	211.3
Small commercial and industrial	72.6	69.6	51.8
Large commercial and industrial	117.1	123.7	114.4
Other	47.2	27.4	28.0
Total therm sales	500.0	471.5	405.5
Transportation	354.5	373.9	337.2
Total	854.5	845.4	742.7
Customers served (End of period)
Residential	273,041	268,391	263,420
Small commercial and industrial	23,983	24,082	23,242
Large commercial and industrial	3,236	2,758	3,114
Other	1	1	1
Transportation customers	598	584	576
Total	300,859	295,816	290,353
Average therm price (Cents)
Residential	87.12	72.80	84.42
Small commercial and industrial	76.61	61.68	73.94
Large commercial and industrial	64.71	49.99	61.54


D. NONREGULATED ENERGY SERVICES

WPS Resources' nonregulated energy services operations are provided through WPS Energy Services, Inc. WPS Energy Services is a diversified, energy supply and services company with its principal operations in the northeastern quadrant of the United States and the eastern portions of Canada. WPS Energy Services operates in the retail and wholesale nonregulated energy marketplace. Its emphasis is on serving commercial, industrial and wholesale customers, as well as "aggregated" small commercial and residential customers and standard offer service. Aggregated customers are associations or groups of customers, which have joined together to negotiate purchases of electric or natural gas energy as a larger group. These associations and groups, in turn, may consist of individuals, municipalities or other types of customers. Standard offer service is provided in areas where the energy market has been deregulated. In these markets, customers are allowed to choose their own supplier of electric energy. If they do not chose a specific supplier, their energy needs will be supplied by a standard offer provider. Generally, the public utility commission of the state selects the standard offer service provider. WPS Energy Services serves as a standard offer service provider in the state of Maine.

WPS Energy Services provides individualized energy supply options and strategies that allow customers to manage energy needs while capitalizing on opportunities resulting from deregulation. WPS Energy Services provides natural gas, electric and alternate fuel products, real-time energy management services, energy utilization consulting and project development and management.

Energy revenues, volumes and assets are as follows:
	2003	2002	2001
Electric Revenues (millions)
United States	$382	$114	$113
Canada	-	-	-

Gas Revenues (millions) *
United States	2,131	194	$210
Canada	566	51	-

Electric Volumes (million megawatt hours)
United States	9	7	4
Canada	-	-	-

Gas Volumes (billion cubic feet)
United States	371	353	347
Canada	122	17	-

Assets (millions)
United States	$727	$656	$720
Canada	436	221	-

* Gas revenues increased approximately $997 million in 2003 due to a change in accounting in how revenues are reported. For more information, see Note 1(t) in Notes to WPS Resources Consolidated Financial Statements - Cumulative Effect of Change in Accounting Principle. Gas revenues also increased approximately $500 million in 2003, as a result of the acquisition of a retail natural gas business in Canada.

WPS Energy Services' policy is to secure supply for sales commitments through purchase contracts with entities believed to be creditworthy.


In 2004, WPS Energy Services is entering into generation leases with WPS Power Development. WPS Energy Services works with WPS Power Development to supply fuel for its gas-fired production facilities and manage the market price and fuel cost risk associated with all electric energy produced at WPS Power Development's generating facilities. WPS Energy Services assumes the market price and fuel cost risks inherent with WPS Power Development's ownership of generation facilities, with the exception of the facilities owned by WPS Westwood Generation and WPS Niagara Generation, which maintain adequate supplies of coal available. WPS Energy Services enters into hedge transactions to mitigate the long-term market price and fuel cost risks and maximize the value of the WPS Power Development assets.

Facilities

WPS Energy Services has an 81.5% interest in a 3 billion cubic foot natural gas storage field in Kimball, Michigan, which became commercially operational in 2002. The storage field allows for additional flexibility in supplying retail and wholesale customers, sale of storage services to the market and potential power peaking services.

Licenses

WPS Energy Services is a Federal Energy Regulatory Commission licensed marketer. WPS Energy Services is registered to sell retail electric service in Maine, Massachusetts, Michigan, Ohio, Pennsylvania, and Ontario in Canada. WPS Energy Services is registered to sell natural gas in Michigan, Ohio and New Brunswick in Canada. WPS Energy Services is also a member of the following regional transmission operators:
  Independent Electricity Market Operator (located in Ontario),
  Mid-America Interconnected Network,
  Mid-Continent Area Power Pool,
  Midwest Independent System Operator,
  New England Power Pool,
  New York Independent System Operator and
  PJM Interconnection.

Other Matters

Customer Segmentation

Although WPS Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from the paper and allied products and food and kindred products industries. WPS Energy Services' concentration of sales in any single market sector is decreasing as it expands into the northeast United States retail electric and eastern Canada retail natural gas markets.

Seasonality

WPS Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others. Sales of natural gas generally peak in the winter months, while sales of electric energy generally peak in the summer months. WPS Energy Services business is volatile as a result of market conditions and the related market opportunities available to its customers. In 2003, 51% of WPS Energy Services gross margin came from natural gas operations, 46% from electric operations and 3% from other operations.


Competition

WPS Energy Services' competitors consist of regulated utilities, large energy traders and other energy marketers. WPS Energy Services competes with other energy providers on the basis of price, reliability, service, financial strength, consumer convenience, performance and reputation. Although the nonregulated energy market has seen a decrease in the number of large energy providers, there continues to be consolidation of small energy marketers. The resulting decrease in market liquidity affects competition and the ability to operate in the nonregulated energy market.

Working Capital

Currently, capital requirements of WPS Energy Services are provided by its parent company, WPS Resources. The working capital needs of WPS Energy Services vary significantly over time due to volatility in commodity prices, the structure of wholesale transactions, the price of natural gas and customers other energy opportunities. WPS Resources provides guarantees for WPS Energy Services' supply contracts. These guarantees provide the financial strength needed to participate in the nonregulated energy market.

Delinquent accounts receivable in the Ohio aggregation market have decreased dramatically as a result of an Ohio Public Utility Commission approved payment hierarchy that is more equitable for energy marketers. The new payment hierarchy became effective October 1, 2003. As a result, accounts receivable delinquent balances are no longer an issue in continuing to participate in the Ohio aggregation market.

See Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding nonregulated operations.


E. NONREGULATED ELECTRIC GENERATION

WPS Resources' nonregulated electric generation operations are provided through WPS Power Development, Inc. WPS Power Development owns and operates nonregulated electric generation facilities in the northeastern quadrant of the United States and adjacent portions of Canada. WPS Power Development also operates cogeneration facilities and generation from renewable resources.

WPS Power Development's revenues, volumes and assets are as follows:

	2003	2002	2001
Electric Revenues (millions)
United States *	$81.4	$58.7	$55.9
Canada	1.0	0.7	0.7

Electric Volumes (million megawatt hours)
United States	2.4	2.4	3.1
Canada	0.1	0.1	0.1

Plant Assets (millions)
United States	$239.4	$246.6	$190.3
Canada	23.6	24.8	25.9

* excludes revenues from discontinued operations (the operation of the Sunbury generation plant, which is pending sale, and certain other related assets).

In 2004, WPS Power Development is entering into operating leases with WPS Energy Services to market electric production from its facilities and to manage natural gas costs for its gas-fired generating facilities. WPS Power Development continues to manage costs of fuel for its coal-fired facilities. The leases allow WPS Energy Services to operate WPS Power Development facilities at its discretion, when market conditions and fuel costs are advantageous. In 2003, WPS Energy Services began to manage the market risk associated with sales related to the production from WPS Power Development's facilities. These agreements allow WPS Power Development to focus on the operation of the generation facilities and WPS Energy Services to focus on the management of the market risk associated with energy production from these plants.

Facilities

In October 2003, WPS Power Development signed a definitive agreement to sell its Sunbury generation plant to Duquesne Power, L.P., a subsidiary of Duquesne Light Holdings. Under the terms of the asset sales agreement, the sale price is anticipated to be approximately $120 million for the plant, emission allowances, fuel and spare parts inventory.

The Sunbury plant consists of six boilers supplying steam for four turbine generators with a total coal-fired generating capacity of 362 megawatts. In addition, the station includes two oil-fired combustion turbine generators and two diesel generators with operating capacities of 36 megawatts and 6 megawatts, respectively. The facility is located near the town of Shamokin Dam, in Snyder County, Pennsylvania and provides power into the PJM interconnection regional transmission organization.

For information regarding other facilities of WPS Power Development, see Item 2, Properties, in this Annual Report on Form 10-K.


Fuel Supply

Coal requirements for WPS Power Development owned plants are estimated at 1.3 million tons annually. Of this amount, approximately 50% will be met through the burning of coal silt. In 2003, WPS Power Development purchased all of its coal supplies through the spot market and short-term contracts. In 2004, WPS Power Development expects to supply approximately 60% of its annual coal needs through annual coal contracts and its reserves of coal and coal silt. The remaining 40% of coal requirements will be purchased through the spot market. At December 31, 2003, WPS Power Development had an estimated six-year reserve of coal silt for its Westwood facility.

As part of lease agreements with WPS Energy Services, all gas supply for the gas-fired facilities will be supplied by WPS Energy Services.

In 2004, coal transportation for approximately 20% of annual coal requirements is expected to be supplied under an extension of the existing contract with Norfolk Southern Railroad. The remaining coal transportation is contracted through short-term agreements with a variety of transportation providers.

Licenses

All the Federal Energy Regulatory Commission hydroelectric facility licenses held by WPS Power Development are current. The 33-megawatt hydroelectric facility owned in New Brunswick, Canada is not subject to licensing.

Other Matters

Customer Segmentation

As a participant in the nonregulated electric generation market, WPS Power Development sells its production in the wholesale market either through out take contracts or spot sales. As a result, WPS Power Development is not dependent on any one industry, customer or group of customers.

Seasonality

Although identifiable price peaks do not occur at any certain time of the year, WPS Power Development believes the nonregulated energy market is subject to seasonal impacts. Generally in the summer months, the demand for electric energy is high, which increases the price at which energy can be sold. In periods of high residential fuel consumption, (generally the winter months) the purchase price of oil and natural gas increases, which increases the production costs at WPS Power Development's gas and oil fired facilities.

Competition

WPS Power Development competes for sales of electric production with both regulated and nonregulated energy producers.

WPS Power Development operates in the wholesale markets of the following regional transmission areas:
  New England Power Pool,
  New York Independent System Operator and
  PJM Interconnection.

Of WPS Power Development's approximately 829.4 megawatts of existing rated summer capacity (including 404 megawatts at Sunbury), fixed price contracts are in place to sell approximately 290 megawatts. All 290 megawatts are firm commitments. The remainder of WPS Power Development's energy production is sold into the open market.


Working Capital

Equity and working capital requirements of WPS Power Development are generally financed through WPS Resources. WPS Power Development expects to receive a $24.5 million capital contribution from WPS Resources in 2004. Nonrecourse project debt financing of approximately $87.3 million was in place for the Sunbury, Maine and Canadian generation plants owned by WPS Power Development as of December 31, 2003.

F. ENVIRONMENTAL MATTERS

WPS Resources and its subsidiaries are subject to federal, state and local regulations regarding environmental impacts of their operations on air and water quality and solid waste. The application of federal and state restrictions to protect the environment can involve review, certification, or issuance of permits by various federal and state authorities, including the United States Environmental Protection Agency and the various states' environmental agencies, including the Wisconsin Department of Natural Resources. These restrictions may limit, prevent, or substantially increase the cost of operation of generation facilities and may require substantial investments in new equipment at existing installations. Such restrictions may require substantial additional investments for new projects and may delay or prevent completion of projects. We cannot forecast the effects of such regulation on our generation, transmission and other facilities or operations.

Wisconsin Public Service is subject to regulation by the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources with respect to thermal and other discharges from its power plants into Lake Michigan and other waters of Wisconsin. Wastewater discharge permits, with a term of five years, were re-issued by the Wisconsin Department of Natural Resources for the Kewaunee plant in 2000, for the Pulliam plant and Weston Unit 3 in 2002 and for Weston Units 1 and 2 in 2001.

WPS Power Development is subject to regulation by the United States Environmental Protection Agency and environmental regulation in Maine, New York, Pennsylvania and Wisconsin with respect to thermal and other discharges from its power plants.

WPS Energy Services is not directly subject to significant environmental regulations at this time.

Manufactured Gas Plant Remediation

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites, two of which were previously owned by Wisconsin Fuel and Light. As of December 31, 2003, cleanup of the land portion of the Oshkosh site, Stevens Point site, Green Bay site and two sites at Sheboygan was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. River sediment remains to be addressed at six sites with sediment contamination. Wisconsin Public Service anticipates that remedial investigation work will commence on the sediment portion of the Sheboygan site in the first quarter of 2004. Sediment removal work at the Marinette site is scheduled for the fall of 2004. Work at the other sites remains to be scheduled.

Effective with the Wisconsin Fuel and Light merger, Wisconsin Public Service acquired two former manufactured gas plant sites in Manitowoc and Wausau. Wisconsin Fuel and Light began the cleanup of the land portion of the Manitowoc site in 1994. A review of the previous land cleanup work may be conducted to verify the effectiveness of the prior work. Groundwater treatment and monitoring of the Manitowoc site continues. River sediment remains to be addressed at the Manitowoc site. Wisconsin Public Service has undertaken and is continuing its site investigation work at the Wausau site.

Costs of the cleanups completed to date were within the range expected for these sites. Wisconsin Public Service estimates remaining future undiscounted investigation and cleanup costs for all remaining site work to be $36.2 million to $40.6 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements and the assessment of natural


resource damages. Wisconsin Public Service currently has a $36.2 million liability recorded for gas plant cleanup with an offsetting regulatory asset. Wisconsin Public Service expects to recover cleanup costs net of insurance recoveries in future customer rates. Under current Public Service Commission of Wisconsin policies, Wisconsin Public Service will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service will include long-term operation and maintenance costs associated with these sites in future rate requests. Wisconsin Public Service has received $12.7 million in insurance recoveries, which were recorded as a reduction of the regulatory asset.

Clean Air Regulations

The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions began in 2003 and will gradually increase through 2007. Wisconsin Public Service owns 31.8% of Edgewater Unit 4, which is located in the ozone non-attainment area. A compliance plan for this unit was initiated in 2000. Wisconsin Public Service's share of the costs of this project is expected to be approximately $5 million. The project is nearly complete. Wisconsin Public Service has incurred costs of approximately $4.9 million on this project as of December 31, 2003.

The State of Wisconsin is also seeking voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of the Columbia facility. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.

Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard. Wisconsin Public Service expects that compliance with a future limit can be achieved by managing the coal supply quality and does not expect these changes to have a material impact on the operations of Wisconsin Public Service. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

United States Environmental Protection Agency Section 114 Request

In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against other unaffiliated utilities. In these enforcement proceedings, the United States Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the United States Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the United States Environmental Protection Agency is claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

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

On May 22, 2002, Wisconsin Public Service received a follow-up request from the United States Environmental Protection Agency seeking additional information regarding specific boiler-related work


performed on Pulliam Units 3, 5 and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3 - 8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the United States Environmental Protection Agency's follow-up information request on June 12, 2002 and filed a final response on June 27, 2002.

In 2000, 2001 and 2002, Wisconsin Power and Light Company received a similar series of United States Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin, jointly-owned by Wisconsin Power and Light Company, Madison Gas and Electric Company and Wisconsin Public Service). Wisconsin Power and Light Company is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light Company filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the United States Environmental Protection Agency's review of the information, the United States Environmental Protection Agency may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. To date, the United States Environmental Protection Agency has not responded to the 2002 follow-up filings made by Wisconsin Public Service and Wisconsin Power and Light Company.

In response to the United States Environmental Protection Agency Clean Air Act enforcement initiative, several utilities elected to settle with the United States Environmental Protection Agency, while others are in litigation. In general, those utilities that settled entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities as well as the duration of alleged violations and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam, Weston or Columbia electric generating stations required either a state or federal Clean Air Act permit, under the applicable statutes these facilities could be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002, the United States Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive. Wisconsin has proposed amending its new source review program to substantially conform to the federal regulations. The rules are anticipated to be finalized in the second half of 2004.

Mercury and Interstate Quality Rules

In 2001, the Wisconsin Department of Natural Resources initiated a rulemaking effort to control mercury emissions. Coal-fired generation plants are the primary targets of this effort. The proposed rule was open to comment in October 2001. As proposed, the rule requires phased-in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost approximately


$163 million to achieve the proposed 90% reductions. Presently, the proposed rule is on hold and it is uncertain if the state will proceed to finalize the regulations.

In December 2003, the United States Environmental Protection Agency proposed mercury "maximum achievable control technology" standards and an alterative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. In addition, the United States Environmental Protection Agency proposed the Interstate Air Quality rule, which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin. Wisconsin Public Service is in the process of studying the proposed rules. As to the mercury maximum achievable control technology proposal, it requires existing units burning sub-bituminous coal to achieve an annual average mercury emission rate limit of 5.8 pounds per trillion Btu on a unit-by-unit or plant-wide basis. New units must achieve an emission rate limit of 0.020 pounds per gigawatt hour. If the proposed rule is promulgated, Wisconsin Public Service's current analysis indicates that the emission control equipment on the existing units may be sufficient to achieve the proposed limitation. New units will require additional mercury control techniques to reduce mercury emissions by 65% to 85%. Mercury control technology is still in development. Wisconsin Public Service is assessing potential mercury control technologies for application to future new coal-fired units.

The Interstate Air Quality rule proposal allows affected states (including Wisconsin) to either require utilities located in the state to participate in an interstate cap and trade program or meet the state's emission budget for nitrogen oxides and sulfur dioxide through measures to be determined by the state. Wisconsin has not stated a preference as to which option it would select in the event the rule becomes final. While the effect of the rule on Wisconsin Public Service's facilities is uncertain, for planning purposes, it is assumed that additional expenditures for nitrogen oxide and sulfur dioxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of Wisconsin Public Service's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before the proposed 2010 compliance date. On a preliminary basis and assuming controls or conversion is required, Wisconsin Public Service estimates a cost of $288 million in order to meet a 2010 compliance date. This estimate is based on costs of current control technology.

WPS Power Development Generation Facilities

The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. Although WPS Power Development has some emission allowances for 2004 for the Sunbury facility, it may need to purchase approximately 10,000 to 15,000 additional allowances at market rates, to meet its 2004 requirements.

Columbia (Jointly-Owned Generation Facility)

In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates filed a complaint in the United States District Court for the Western District of Wisconsin against Wisconsin Power and Light Company and its parent, Alliant Energy Corporation, alleging violations of the federal Clean Water Act at the Columbia generating station (a facility jointly-owned by Wisconsin Power and Light, Madison Gas and Electric Company and Wisconsin Public Service that is operated by Wisconsin Power and Light). The complaint seeks certain upgrades to the Columbia facility's wastewater treatment program, as well as unspecified penalties and attorney fees. In addition, the Wisconsin Department of Natural Resources has been pursuing enforcement of this same matter and has recently referred the matter to the Wisconsin Attorney General's office. To date, no action has been filed or settlement demanded by the State of Wisconsin, however we expect a complaint to be filed in due course. We believe that the total cost to resolve any potential penalties in this matter will not be material.


Other Environmental Issues

Groundwater testing at a former ash disposal site of Upper Peninsula Power indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. A liability of $1.5 million and an associated regulatory asset of $1.5 million were recorded for estimated future expenditures associated with remediation of the site. Upper Peninsula Power received an order permitting deferral and future recovery of these costs. Upper Peninsula Power has an informal agreement, with the owner of another landfill, under which it has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next three years is $1.7 million. Upper Peninsula Power recorded 17% ($0.3 million) of this amount as a liability in December 2003.

G. CAPITAL REQUIREMENTS

WPS Resources and Wisconsin Public Service make large investments in capital assets. Construction expenditures for Wisconsin Public Service, including nuclear fuel, are expected to be approximately $1.3 billion for the period 2004 through 2006. Projected expenditures of $1.3 billion include: expenditures for investment in construction for new generating facilities, an automated meter reading system, corporate infrastructure, nuclear fuel, corporate software and hardware, security, a nuclear reactor vessel head and two combustion turbines. Upon closing of the sale of the Kewaunee nuclear power plant, nuclear fuel and other Kewaunee expenditures would decrease up to $44.9 million for this period. An additional $243 million is forecasted to be needed through 2008 to complete the Weston 4 generation facility. Wisconsin Public Service expects to incur additional construction costs of approximately $41.0 million to fund construction of the transmission facilities required to support the Weston 4 generating facility through the date Weston 4 goes into service. American Transmission Company will reimburse these construction costs to Wisconsin Public Service at the time Weston 4 goes into commercial operation in 2008.

WPS Resources expects to make equity investments in American Transmission Company of up to $128.6 million for the period 2004 through 2006 related to the construction of the Wausau to Duluth transmission line. Additional investments of approximately $63 million will be needed through 2008 to complete this transmission project.

Upper Peninsula Power expects to incur construction expenditures of approximately $45 million for the period 2004 through 2006, primarily for electric distribution improvements and repairs at hydroelectric facilities.

There are no commitments for additional acquisition expenditures for the nonregulated subsidiaries at this time.

Wisconsin Public Service issued $125 million of 4.8% 10-year senior notes in December 2003. The senior notes are secured by a pledge of first mortgage bonds and may become unsecured when Wisconsin Public Service retires all of its outstanding first mortgage bonds. Wisconsin Public Service used the proceeds to pay the cost of redeeming approximately $50 million of its outstanding first mortgage bonds in January 2004. The redeemed bonds carried a 7.125% interest rate and were due to mature on July 1, 2023. The remaining proceeds were used to fund capital expenditures and retire short-term indebtedness. Also in 2003, Wisconsin Public Service redeemed $9.1 million of its 6.125% tax-exempt bonds due in 2013, as well as $50 million of its 6.80% first mortgage bonds due in 2003.

Also, on November 19, 2003, WPS Resources issued 4,025,000 shares of common stock at an offering price of $43.00 per share. The net proceeds from the offering were used to retire $50 million of 7.0% trust preferred securities in January 2004, to reduce short-term debt, to fund equity contributions to its subsidiary companies and for general corporate purposes.

In 2003, WPS Resources also issued new shares of its common stock under its Stock Investment Plan and under certain stock-based employee benefit plans, increasing equity $31.0 million. WPS Resources expects to continue to issue new shares of its common stock under these plans in 2004.


WPS Resources may issue additional debt and/or common stock in 2004. Wisconsin Public Service anticipates filing a new shelf registration in 2004 and may also issue additional bonds in 2004.

H. EMPLOYEES

At December 31, 2003, WPS Resources and its subsidiaries had the following employees:
	Wisconsin Public Service	Upper Peninsula Power	WPS Energy Services	WPS Power Development	WPS Resources	TOTAL
Electric Utility	391	171	-	-	-	562
Natural Gas Utility	233	-	-	-	-	233
Common Utility	1,859	-	-	-	-	1,859
Nonregulated	-	-	183	193	50	426
TOTAL	2,483	171	183	193	50	3,080

Local 310 of the International Union of Operating Engineers represents 1,323 of the Wisconsin Public Service employees. The current collective bargaining agreement with Local 310 expires on October 21, 2006.

Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO, represents 131 employees of Upper Peninsula Power. The current collective bargaining agreement with Local 510 expires on April 23, 2005.

Local 1600 of the International Brotherhood of Electrical Workers, AFL-CIO, represents approximately 113 employees at the Sunbury generation station owned and operated by a subsidiary of WPS Power Development. The current collective bargaining agreement with Local 1600 expires on May 12, 2004.

An agreement on a one-year contract extension was approved on March 8, 2004. The new agreement will expire on May 10, 2005.

I. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K in connection with any investment in the common stock of WPS Resources or other securities of WPS Resources or Wisconsin Public Service. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

Clean Air Act Enforcement Initiative

In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry, resulting in the issuance of several notices of violation/findings of violation and the filing of lawsuits against other unaffiliated utilities. In these enforcement proceedings, the Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In response to this initiative, several utilities have elected to settle with the Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements have ranged between $7 million and $30 million.


At various times in 2000, 2001 and 2002, we received requests from the Environmental Protection Agency for information and documents relating to work performed on our coal-fired boilers located at the Pulliam and Weston electric generating stations, as well as our Columbia generating station (a facility located in Portage, Wisconsin operated by Wisconsin Power and Light Company and jointly-owned by Wisconsin Power and Light Company, Madison Gas and Electric Company and us) and at various times responses to those requests have been filed. Depending upon the results of the Environmental Protection Agency's review of the information, the Environmental Protection Agency may seek additional information from us and/or third parties who have information relating to the boilers, close out the investigation, or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. If the federal government decided to bring a claim against us and if it were determined by a court that historic projects at the Pulliam, Weston or Columbia electric generating stations required either a state or federal Clean Air Act permit, we may, under the applicable statutes, be required to:

  shut down any unit found to be operating in non-compliance,

  install additional pollution control equipment,

  pay a fine, and/or

  conduct a supplemental environmental project in order to resolve any such claim.

Sunbury Generation Plant

On October 24, 2003, WPS Power Development announced that it had signed a definitive agreement to sell its Sunbury generation plant to Duquesne Power, L.P., a subsidiary of Duquesne Light Holdings. We cannot assure you that the transaction will be consummated. For additional information, see "Nonregulated Electric Generation-Facilities."

WPS Power Development will continue to operate the plant until the sale is completed. As a result of plant performance issues in the past, the plant has incurred outages, both planned and unplanned, for maintenance and repair during which it has been unable to operate at full generating capacity. Plant outages prior to completion of the sale may require increased capital expenditures or higher maintenance and repair expenses.

The amount of the ultimate gain or loss incurred in connection with the sale may be affected by several factors, including: the timing of the sale, the impact of settling the interest rate swap (if the project debt is retired) and the cost of a forward supply contract to supply WPS Power Development's current out-take contract with a third party, which has been fixed through the acquisition of a power purchase agreement that extends through December 2004 when the out-take contract related to this plant expires.

Sunbury operates in the PJM Interconnection area, which has been experiencing depressed capacity prices as a result of overcapacity. If market prices for capacity continue at current low levels, margins will likely continue to be negatively affected.

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service and Wisconsin Power and Light (a subsidiary of Alliant Energy Corporation) announced that they had signed a definitive agreement to sell the jointly-owned 543-megawatt Kewaunee nuclear power plant to Dominion Energy Kewaunee, Inc., a subsidiary of Dominion Resources, Inc., for approximately $220 million (approximately $130 million of which will be received by Wisconsin Public Service). In conjunction with the sale, Wisconsin Public Service will enter into a power purchase agreement with Dominion to purchase capacity and energy, equivalent to the amount it would have received from the plant had it maintained its current 59% ownership through the original license term of 2013.

Both the sale and the related power purchase agreement are subject to approvals by various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission. We cannot assure you that all necessary


governmental approvals will be received. The closing of the transaction is contingent upon receiving such approvals in a form satisfactory to all the parties. Wisconsin Public Service and Wisconsin Power and Light expect to incur up to $5.4 million in transaction and transition costs to conclude this transaction. If the transaction does not close, Wisconsin Public Service may be required to write off its 59% ($3.2 million) share of these costs.

For additional information on the sale of the Kewaunee plant see, "Regulated Electric Operations - Kewaunee Nuclear Power Plant."

Completion of Planned Hydro Land Sales

As part of our asset management strategy, in 2001 we entered into an agreement with the Wisconsin Department of Natural Resources to ultimately transfer ownership of certain forest and waterfront land along the Peshtigo River in northeastern Wisconsin to the Department of Natural Resources over a four-year period. The agreement includes an option for the Department of Natural Resources to purchase an additional 179 acres for approximately $5 million in 2004. In addition, Wisconsin Public Service intends to donate approximately 5,200 additional acres of land along the Peshtigo River to the Department of Natural Resources, subject to the Department of Natural Resources closing on its purchase of the 179 acres in 2004.

In 2004, we also intend to sell approximately 280 acres along the Peshtigo River to private parties.

We cannot assure you that these sales will be consummated. Various regulatory approvals are needed to complete these transactions. There also is no guarantee that the Wisconsin Department of Natural Resources will exercise its option in 2004. In addition, there is no certainty regarding the amount of the gains to be realized for the sale of these lands to private parties. Expected gains and the related income tax effects for these transactions have been included in our earnings guidance.

Increasingly Competitive and Changing Industry

The regulated energy industry has been undergoing dramatic structural change for several years, ranging from increasing competitive pressure on electric and natural gas utility companies to proposals for deregulation. Increased competition from alternative energy sources already provides utility customers with more energy options than in the past. Deregulation could change the rate structure of the regulated utility industry from a system promoting energy reliability through a system of reasonable cost recovery to a total market based rate structure which puts the recovery of costs of generation facilities more at risk. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce our utility earnings from retail electric and natural gas sales. While the future of deregulation in the utility industry and its impact on our future is uncertain, change is evident. At the present time, Wisconsin has not adopted legislation or regulations that would allow customers to choose their electric supplier. All Michigan electric customers were able to choose their electric generation suppliers beginning January 1, 2002 as a result of the Customer Choice Act.

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

Availability of Suitable Projects for Purchase or Development

Our strategy for the growth of our nonregulated generation business depends partially upon our ability to identify and complete acquisitions and development projects at appropriate prices. There can be no assurance that the projects we have acquired to date or projects that we may acquire in the future will perform as expected or that the returns from those projects will support the indebtedness incurred to acquire them or the capital expenditures needed to maintain or develop them. In addition, many of our


competitors are seeking opportunities to acquire or develop energy assets. This competition may adversely affect our ability to make investments or acquisitions.

Changes in State and Federal Regulatory Policy and Authorized Rates of Utility Subsidiaries

The Public Service Commission of Wisconsin regulates Wisconsin Public Service's retail utility rates in the State of Wisconsin, including Wisconsin Public Service's permitted ratio of debt-to-equity and allowed return on equity. Wisconsin Public Service is generally required to file a rate case with the Public Service Commission of Wisconsin every two years based on a forward-looking test year period. The Michigan Public Service Commission regulates the retail utility rates in the State of Michigan of both Wisconsin Public Service and Upper Peninsula Power. The Federal Energy Regulatory Commission also regulates wholesale rates and other issues affecting Wisconsin Public Service and Upper Peninsula Power. Over time there may be substantial changes in the regulatory environment in any or all of these jurisdictions and any changes could have an adverse effect on the revenues and income of our utility subsidiaries.

Ability to Sell Electricity Generated from our Nonregulated Facilities at Market Prices

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

Market Prices for Nonregulated Electric Energy Sales

If market prices for electric energy decline below the cost of production at our nonregulated facilities, these units may be temporarily shut down and alternative sources of energy found to meet energy commitments.

Increases in Costs of Nonregulated Fuel and Purchased Power

Our nonregulated subsidiaries, WPS Power Development and WPS Energy Services, may experience increased expenses, including interest costs and uncollectibles, higher working capital requirements and possibly some reduction in volumes sold as a result of any increase in the cost of fuel or purchased power.

Energy Commodity Markets

As a company participating in energy commodity markets, WPS Energy Services is exposed to a variety of risks, which can be categorized as market, operational, credit and liquidity risks. Market risk is measured as the potential gain or loss of a portfolio that is associated with a price movement within a given probability over a specific time, known as value-at-risk. Operational risk is the risk of loss from less than flawless execution of transactions, forecasting, scheduling, or other operational activities and is common to all companies participating in the energy marketing industry. Liquidity risk is a risk that a significant downgrade in WPS Resources' credit ratings could cause counter-parties to demand additional assurances of payment. WPS Energy Services also faces credit risk from counterparties.

Safe Operation, Maintenance and Decommissioning of our Share of our Generating Facilities

Wisconsin Public Service and WPS Power Development own and operate coal, nuclear, hydro, natural gas and/or other fueled generating facilities. Wisconsin Public Service and WPS Power Development are liable for the maintenance and safe operation of these facilities. They are also responsible for the costs to remove these plants from service and reclaim the sites upon decommissioning of any of these plants.


Compliance with Existing and New Environmental Laws and Regulations

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

The application of current and future federal and state environmental restrictions may limit, prevent or substantially increase the cost of the operation of generation facilities and may require substantial investments in new equipment at existing installations. Such restrictions may require substantial additional investments for new projects and may delay or prevent completion of projects.

Limitations on Access to the Revenues and Assets of our Subsidiaries

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

Orders of the Public Service Commission of Wisconsin limit the amount of ordinary dividends that Wisconsin Public Service may pay to WPS Resources to 109% of the prior year's dividend and require that the common equity ratio of Wisconsin Public Service, as calculated by the Public Service Commission of Wisconsin, remain within a range of 54% to 58%. The articles of incorporation of Wisconsin Public Service also limit the amount of dividends it may pay on its common stock if its common stock and common stock surplus account are less than 25% of its total capitalization. Bond indenture provisions currently limit the amount of dividends, which may be paid by Upper Peninsula Power to WPS Resources.

Substantially all of the physical assets of Wisconsin Public Service and Upper Peninsula Power secure outstanding bond issues of Wisconsin Public Service and Upper Peninsula Power. Some of the generating assets of WPS Power Development's subsidiaries have been mortgaged to secure acquisition financing.

Synthetic Fuel Production Facility

We have significantly reduced our consolidated federal income tax liability for the past four years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. We have not fully utilized Section 29 tax credits previously available to us. In order to maximize the value of our synthetic fuel production facility, we have reduced our interest in the facility from 67% to 23% through sales to third parties. Our ability to fully utilize the Section 29 tax credits that remain available to us in connection with our remaining interest in the facility will depend on whether the amount of our federal income tax liability is sufficient to permit the use of such credits. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29. Section 29 tax credits are currently scheduled to expire at the end of 2007.

On June 27, 2003, the Internal Revenue Service announced that it had reason to question the scientific validity of certain test procedures and results that have been presented by certain taxpayers to qualify for Section 29 tax credits. The Internal Revenue Service also announced that it was reviewing information regarding these test procedures and practices. However, on October 29, 2003, the Internal Revenue Service announced that it had closed its investigation and concluded that such tests and procedures were scientifically valid if properly applied and indicated it would issue additional guidance on future sampling and testing. WPS Resources believes that its synthetic fuel facility does and will comply with such guidelines.


As a result of the June Internal Revenue Service announcement, on August 1, 2003, WPS Resources received notice from the Internal Revenue Service that the WPS Resources' affiliate through which it holds an ownership interest in the synthetic fuel facility was under review for the 2001 tax period and that, depending upon the review of the affiliate's 2001 tax return, the Internal Revenue Service might reexamine the affiliate's 2000 tax return. However, following the October announcement that the Internal Revenue Service was closing its investigation, WPS Resources' received preliminary notice in January 2004 that both audits have closed without adjustment. Future years remain open to audit. We continue to believe that the facility has been operated in compliance with the requirements of Section 29.

The Permanent Subcommittee on Investigations of the Senate Committee on Governmental Affairs has been conducting an investigation of the synthetic fuel industry and their use of Section 29 tax credits. Pursuant to its invitation, on January 30, 2004, we answered questions of the Committee regarding our synthetic fuel facility. It is not known when the investigation will be completed and what impact, if any, such investigation may have on future legislation or the enforcement policy of the Internal Revenue Service.

We have recorded the tax benefit of approximately $81.3 million of Section 29 tax credits as reductions of income tax expense from the project's inception in June 1998 through December 31, 2003. As a result of alternative minimum tax rules, approximately $52.3 million of this tax benefit has been carried forward as a deferred tax asset as of December 31, 2003. Future payments under one of the agreements covering the sale of a portion of our interest in the facility are contingent on the facility's continued production of synthetic fuel. Disallowance of some or all of those tax credits would materially affect the related deferred tax account, as well as, future tax obligations. Additionally, such disallowances may result in a reduction of the level of synthetic fuel production at the facility, thus reducing the likelihood and amount of future payments under that agreement. Future tax legislation and Internal Revenue Service review may also affect the value of the credits and the value of our share of the facility.

Wisconsin Public Utility Holding Company Law

The Wisconsin public utility holding company law precludes the acquisition of 10% or more of the voting shares of a holding company of a Wisconsin public utility unless the Public Service Commission of Wisconsin has first determined that the acquisition is in the best interests of utility consumers, investors and the public. Those interests may, to some extent, be mutually exclusive. This provision and other requirements of the Wisconsin public utility holding company law may delay, or reduce the likelihood of, a sale or change of control of WPS Resources, thus reducing the likelihood that shareholders will receive a takeover premium for their shares.

Provisions in our Articles of Incorporation, Bylaws and the Wisconsin Business Corporation Law and our Shareholder Rights Plan

Our articles of incorporation, bylaws and shareholder rights plan, as well as provisions of the Wisconsin Business Corporation Law, contain provisions that could delay or prevent a change of control or changes in our management that a shareholder might consider favorable and may prevent shareholders from receiving a takeover premium for their shares.

The WPS Resources articles of incorporation and bylaws provide for a classified Board of Directors. The Board consists of three classes of directors each composed of three directors. All directors are elected for a three-year term with the terms of one class of directors expiring and up for re-election each year. These provisions can be amended, altered, changed or repealed only by the affirmative vote of shareholders possessing at least 75% of the voting power of the then outstanding shares of all classes of stock possessing voting rights.

The shareholder rights plan provides all shareholders with one right for each share of WPS Resources common stock they own. These rights may be redeemed or, under certain circumstances, exchanged for shares of WPS Resources common stock as provided in the Rights Agreement, dated as of December 12, 1996, as amended. All rights will expire on December 11, 2006.


The rights are not presently exercisable. They will become exercisable ten days after any person or group of affiliated or associated persons acquires 15% or more of our common stock or ten business days (subject to extension) after a person or group of affiliated or associated persons announces a tender offer for 15% or more of our common stock. Each right will entitle the holder to purchase one share of our authorized but unissued common stock at an exercise price of $85. Upon the acquisition by any person or group of affiliated or associated persons of 15% or more of our common stock, each right, other than the rights held by an acquiring party, will entitle the holder to purchase, at the exercise price, shares of common stock having a market price of two times the exercise price. Rights associated with shares held by a person or group of affiliated or associated persons acquiring 15% or more of our stock will be null and void.

The rights will have the effect of diluting the ownership interest of any person or group attempting to acquire a substantial interest in WPS Resources, unless our Board of Directors agrees to redeem the rights in order to permit the acquisition. As a result, the rights may substantially reduce the likelihood of a change in control of WPS Resources that is not approved by our Board.

J. Available Information

WPS Resources' Internet address is http://www.wpsr.com and Wisconsin Public Service's Internet address is http://www.wisconsinpublicservice.com. WPS Resources and Wisconsin Public Service make available free of charge, on WPS Resources' Internet Web site, their Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after they electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Access to these reports and amendments on WPS Resources' Web site does not include access to the exhibits and supplemental schedules electronically filed with the reports or amendments. WPS Resources and Wisconsin Public Service are not including the information contained on or available through their Web sites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the Securities and Exchange Commission by WPS Resources and Wisconsin Public Service at the Securities and Exchange Commission Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. To obtain information on the operation of the Public Reference Room you may call 1-800-SEC-0330. You may also view reports, proxy and information statements and other information regarding WPS Resources and Wisconsin Public Service, filed with the Securities and Exchange Commission, at their Web site at http://www.sec.gov.


ITEM 2.   PROPERTIES

A. UTILITY

Wisconsin Public Service Facilities

The following table summarizes information on the electric generation facilities of Wisconsin Public Service, including jointly owned facilities:
Type	Name	Location	Fuel	Rated Capacity (a) (Megawatts)

Steam	Pulliam (6 units)	Green Bay, WI	Coal	389.7
	Weston (3 units)	Wausau, WI	Coal	485.8	(b)
	Kewaunee	Kewaunee, WI	Nuclear	332.8	(c)
	Columbia Units 1 and 2	Portage, WI	Coal	352.8	(c)
	Edgewater Unit 4	Sheboygan, WI	Coal	106.1	(c)
Total Steam				1,667.2

Hydroelectric

Alexander
Caldron Falls
Grand Rapids
Grandfather Falls
Hat Rapids
High Falls
Jersey
Johnson Falls
Merrill
Otter Rapids
Peshtigo
Potato Rapids
Sandstone Rapids
Tomahawk
Tomahawk
Wausau
Castle Rock
Petenwell

Lincoln County, WI
Marinette County, WI
St. Croix County, WI
Lincoln County, WI
Oneida County, WI
Marinette County, WI
Lincoln County, WI
Marinette County, WI
Lincoln County, WI
Vilas County, WI
Marinette County, WI
Marinette County, WI
Marinette County, WI
Lincoln County, WI
Lincoln County, WI
Marathon County, WI
Adams County, WI
Juneau County, WI

			Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro	2.2 6.8 3.4 17.2 0.6 1.1 0.2 0.8 0.8 0.3 0.2 0.4 0.8 2.3 1.2 2.9 5.3 7.1	(f) (d) (d)
Total Hydroelectric				53.6

Combustion Turbine and Diesel	De Pere Energy Center Eagle River Oneida Casino West Marinette #31 West Marinette #32 West Marinette #33 Weston #31 Weston #32 Pulliam #31 Juneau #31	De Pere, WI Eagle River, WI Green Bay, WI Marinette, WI Marinette, WI Marinette, WI Marathon County, WI Marathon County, WI Green Bay, WI Juneau County, WI	Natural Gas Distillate Fuel Oil Distillate Fuel Oil Natural Gas Natural Gas Natural Gas Natural Gas Natural Gas Natural Gas Distillate Fuel Oil	183.3 4.1 3.9 44.0 42.0 50.9 20.3 46.8 73.7 8.5	(e) (d)
Total Combustion Turbine and Diesel				477.5

Wind	Lincoln	Kewaunee County, WI	Wind	1.9

Landfill Generation	Winnebago Ridgeview Stencil Dairy Holsum Dairy	Oshkosh, WI Manitowoc County, WI Brown County, WI Hilbert, WI	Landfill Landfill Methane Digester Methane Digester	2.5 2.6 0.1 0.5	(f) (f) (f) (f)
				5.7

Total System				2,205.9


(a) Based on capacity ratings for July 2004. As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

(b) Two units burn only coal and the other unit can burn coal or natural gas.

(c) These facilities are jointly-owned by Wisconsin Public Service and various other utilities. Nuclear Management Company operates the Kewaunee plant. Wisconsin Power and Light operates the Columbia and Edgewater units. The capacity indicated is our portion of total plant capacity based on the percent of ownership.

(d) These facilities are owned by Wisconsin River Power, which is operated and 50% owned by Wisconsin Public Service.

(e) Wisconsin Public Service and Marshfield Electric and Water Department jointly own West Marinette 33, a 74.9 megawatts combustion turbine. Wisconsin Public Service is the operator of these facilities. The reported capacity reflects only Wisconsin Public Service's share.

(f) These facilities are not directly owned by Wisconsin Public Service but are under long-term purchase power contracts.

As of December 31, 2003, Wisconsin Public Service owned 119 distribution substations and 20,490 miles of electric distribution lines. Effective January 1, 2001, all transmission property of Wisconsin Public Service was transferred to American Transmission Company.

Gas properties include approximately 6,845 miles of main, 85 gate and city regulator stations and 279,829 lateral services. All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

Substantially all of Wisconsin Public Service's utility plant is subject to a first mortgage lien.

Upper Peninsula Power Facilities

The following table summarizes information on the electric generation facilities of Upper Peninsula Power:
Type	Name	Location	Fuel	Rated Capacity (a) (Megawatts)

Steam	Warden	L'Anse, MI	Gas	18.8 (b)

Hydroelectric	Victoria (2 units) Hoist (3 units) McClure (2 units) Prickett (2 units) Autrain (2 units) Cataract Escanaba #1 Escanaba #3 Boney Falls	Ontonagon County, MI Marquette County, MI Marquette County, MI Houghton County, MI Alger County, MI Marquette County, MI Delta County, MI Delta County, MI Delta County, MI	Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro	12.2 1.1 4.2 0.6 0.4 0.4 0.9 1.3 2.3

Combustion Turbine	Portage Gladstone	Houghton, MI Gladstone, MI	Oil Oil	19.2 18.1
_____
Total System				79.5

(a) Based on July 2004 rated capacity.


(b) The J. H. Warden station was taken out of service on January 1, 1994 and is in standby or inactive reserve status.

Upper Peninsula Power owns 2,826 miles of electric distribution lines.

Effective June 28, 2001, all transmission property of Upper Peninsula Power was transferred to American Transmission Company.

Substantially all of Upper Peninsula Power's utility plant is subject to a first mortgage lien.

B. NONREGULATED

WPS Resources Corporation

Asset Management Strategy

The asset management strategy for WPS Resources consists of the evaluation of all properties and businesses held by WPS Resources to identify their best use. WPS Resources will determine if the best use of the property or business is in current operations or if sale and reinvestment of proceeds is in the best interest of WPS Resources, its shareholders and customers.

As part of this strategy, in 2001 Wisconsin Public Service entered into an agreement with the Wisconsin Department of Natural Resources for the sale of land and options for additional land purchases in 2003 and 2004.

In June 2003, the Wisconsin Department of Natural Resources exercised its option to purchase additional lands under a 2001 asset purchase agreement between the Wisconsin Department of Natural Resources and Wisconsin Public Service. The Wisconsin Department of Natural Resources and Wisconsin Public Service agreed to close the $6.5 million sale following approval from the Federal Energy Regulatory Commission to change the boundaries of hydroelectric facilities of Wisconsin Public Service. All regulatory approvals were received and the sale was completed in December 2003.

The agreement includes an option for the Department of Natural Resources to purchase an additional 179 acres for approximately $5 million in 2004, subject to regulatory approvals. On March 3, 2004, the Department of Natural Resources informed Wisconsin Public Service that it is exercising its option to purchase these lands in 2004. In addition, Wisconsin Public Service intends to donate approximately 5,200 additional acres of land along the Peshtigo River, to the Department of Natural Resources contingent on the Department closing on its purchase of the 179 acres.

Guardian Pipeline

WPS Resources, through its affiliate WPS Investments, acquired a one-third interest in Guardian Pipeline, LLC for $26 million in May 2003. Guardian owns and operates a 142-mile, 36-inch gas transmission pipeline extending from Joliet, Illinois to Ixonia, Wisconsin.


WPS Power Development Facilities

The following table summarizes information on the electric generation facilities owned by WPS Power Development, including jointly owned facilities:
Type	Name	Location	Fuel	Rated Capacity (Megawatts) (a)

Steam	Sunbury Niagara Falls Stoneman Westwood Wyman	Shamokin Dam, PA Niagara Falls, NY Cassville, WI Tremont, PA Yarmouth, ME	Coal Coal Coal Culm Oil
362.0 48.3 48.0 30.0 20.7 (b)

Combined Cycle	Syracuse Beaver Falls Combined Locks	Syracuse, NY Beaver Falls, NY Combined Locks, WI	Gas/Oil Gas/Oil Gas
92.2 86.1 47.0 (c)

Hydroelectric	Tinker Squa Pan Caribou	New Brunswick, Canada Northern Maine Northern Maine	Hydro Hydro Hydro
33.7 1.4 0.8

Combustion Turbine and Diesel	Sunbury Sunbury Caribou Tinker Flo's Inn Loring	Shamokin Dam, PA Shamokin Dam, PA Northern Maine New Brunswick, Canada Presque Island, ME Limestone, ME	Oil Diesel Diesel Diesel Diesel Diesel
36.0 6.0 7.0 1.0 4.2 5.0

_____

Total System
829.4

(a) Based on summer rated capacity.

(b) WPS Power Development owns a 3.3455% interest in the Wyman plant. The plant is a 619-megawatt oil-fired facility.

(c) WPS Power Development also has an additional 5 megawatts of capacity available at this facility through the lease of an additional steam turbine.


ITEM 3. LEGAL PROCEEDINGS

Stray Voltage Claims

From time to time Wisconsin Public Service Corporation has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of the Wisconsin Public Service electrical system. Past cases have been resolved without any material adverse effect on Wisconsin Public Service's financial statements. Currently, there are five such cases pending in state court in Wisconsin.

The Public Service Commission of Wisconsin has established certain requirements for all utilities subject to its jurisdiction with respect to stray voltage. The Commission's orders have defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, Wisconsin Public Service believes that it was in compliance with the Public Service Commission's orders and that none of the plaintiffs in the five cases had a stray voltage problem as defined by the Public Service Commission. Nonetheless, last spring the Supreme Court of Wisconsin ruled in the case Hoffmann v. Wisconsin Electric Power Company that a utility could be liable in tort to a farmer for damage from stray voltage even though the utility had complied with the Public Service Commission's established level of concern.

One of the five pending cases, Russell Allen v. Wisconsin Public Service Corporation, is currently on appeal in the Wisconsin Court of Appeals from a jury verdict that awarded the plaintiff $750,000 of economic damages and $1,000,000 for nuisance. The record for the appeal is being assembled so there is no briefing schedule yet. The other four pending cases have trial dates between August 2004 and April 2005. Discovery is in different stages for the different cases. In those cases reviewed to date by expert witnesses retained by Wisconsin Public Service, the experts do not believe that there is scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows. Accordingly, Wisconsin Public Service is vigorously defending and contesting these actions.

Wisconsin Public Service has insurance coverage for these claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, Wisconsin Public Service believes that the total cost to it of resolving the five actions will not be material.

All four of the cases awaiting trial include a claim for common law punitive damages as well as a claim for treble damages under Wisconsin Statutes, Section 196.64. In light of the information it now has, Wisconsin Public Service does not believe there is any basis for the award of punitive or treble damages in these cases. However, if a jury nonetheless awarded such damages and if the total of defense costs and the verdict exceeded the self-insured retention, Wisconsin Public Service believes its insurance policies would cover such a verdict.

Kewaunee Nuclear Steam Generator Fabrication Contract

On February 5, 1997, Wisconsin Public Service Corporation entered into a "time is of the essence" contract with Finmeccanica S.p.A., Azienda Ansaldo Divisione Nucleare ("Finmeccanica") that required Finmeccanica to deliver two replacement steam generators, as well as other components, materials and documentation to the Kewaunee Nuclear Power Plant by April 1, 2000. Finmeccanica did not deliver the replacement steam generators to the plant until December 13, 2000 and did not deliver the final data required under the contract until February 28, 2001, thus triggering a liquidated damages provision in the contract.

Notwithstanding its failure to timely perform, Finmeccanica had sought to impose back charges against Wisconsin Public Service for alleged cost overruns in an amount exceeding $10 million.


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

Following a period of discovery, the parties reached a settlement in the fourth quarter of 2003. Pursuant to the settlement, Finmeccanica paid the plant co-owners $8.5 million (Wisconsin Public Service received its 59% share or approximately $5.0 million) as compensation for the delay in delivery of the replacement steam generators. Wisconsin Public Service also retains its warranty rights under its contract with Finmeccanica. As a result of the settlement, the lawsuit was dismissed on November 20, 2003.

Dead River Flooding

Silver Lake is located in Michigan's Upper Peninsula, approximately 22 miles northwest of Marquette, Michigan. Silver Lake is the uppermost impoundment of the Dead River Hydroelectric Project and is used by Upper Peninsula Power to store spring runoff for regulated releases and power generation later in the year. As a result of heavy rain experienced in the area on May 11-12, 2003 the fuse plug that was recently installed at Silver Lake was activated, releasing sustained flows to the fuse plug spillway channel. These sustained flows ultimately led, contrary to design expectations, to the erosion of the entire fuse plug embankment and foundation. This resulted in the release of 25,300 acre-feet of water from Silver Lake into the Dead River. The release eroded the riverbanks on the Dead River and resulted in overtopping of Upper Peninsula Power's Hoist and McClure dams downstream. The Tourist Park dam, located farther downstream and owned by the Marquette Board of Light & Power, was overtopped and a saddle dike failed on May 15, 2003. The debris and water was carried downstream from the Tourist Park Dam and caused damage at Wisconsin Electric Power Company's Presque Isle power station, temporarily shutting it down.

The Federal Energy Regulatory Commission's Independent Board of Review issued its report in December 2003 and concluded that the root cause of the incident was the failure of the design to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation and spillway channel which caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug was designed for the Silver Lake reservoir by an outside engineering firm.

No lawsuits have been filed to date related to this incident. Upper Peninsula Power has been working with federal and state agencies in their investigations and Upper Peninsula Power's insurance carriers have been fully informed of the incident. Upper Peninsula Power is still in the process of investigating the incident and it is too early to estimate accurately the size of any potential claims or the likelihood of success of any litigation. Upper Peninsula Power carries insurance in amounts it believes is adequate to cover any potential claims.

Quest Energy, L.L.C.

On August 13, 2003, Thomas Daly, a former employee of Quest Energy, L.L.C., filed suit against Quest, WPS Resources Corporation and WPS Energy Services in the United States District Court for the Eastern District of Michigan. In his complaint, Daly alleges that he holds a 10.2% "profits interest" in Quest and seeks undetermined damages arising from Quest's failure to honor his claimed interest.

WPS Resources and WPS-Energy Services were parties to a credit agreement with Quest, whereby WPS Resources provided financing for Quest's operations. In addition, WPS Energy Services sold energy to Quest on credit. In January 2003, pursuant to the terms of the parties' agreement, WPS Energy Services, as WPS Resources' assignee, converted the indebtedness of Quest owed to WPS Resources under the credit agreement into equity. As a result, WPS Energy Services became the owner of 100% of


the equity of Quest. WPS Energy Services contends that the conversion extinguished any interest of Mr. Daly in Quest.

WPS Resources, WPS Energy Services and Quest intend to vigorously defend the lawsuit. Discovery is ongoing and is scheduled to continue through August 2004.

Kewaunee Spent Nuclear Fuel Lawsuit

See the section titled Spent Nuclear Fuel Disposal under Item 1B above for a description of a lawsuit involving the United States Department of Energy regarding the disposal of spent nuclear fuel at the Kewaunee generating facility.

Environmental

See the section titled Environmental Matters under Item 1F above for a description of various environmental proceedings.

Weston Power Plant

On April 18, 2002, the Wisconsin Department of Natural Resources issued a Notice of Violation relating to the Weston auxiliary boiler. The notice related to certain alleged exceedances of the emission limits and other alleged violations of the air permit. On October 3, 2003, the state filed a lawsuit against Wisconsin Public Service alleging the issues raised in the notice. In a settlement reached on February 23, 2004, Wisconsin Public Service agreed to pay $65,000 to the State of Wisconsin for these environmental violations.

Combined Locks Energy Center

In 2002, WPS Power Development's Combined Locks Energy Center received a notice of violation from the Wisconsin Department of Natural Resources regarding nitrogen oxide emissions, WPS Power Development has resolved the issue with the Department of Natural Resources and paid a $50,000 fine.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of either WPS Resources or Wisconsin Public Service during the fourth quarter 2003.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS

A. Executive Officers of WPS Resources Corporation as of January 1, 2004

Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	58	Chairman, President and Chief Executive Officer	02-12-98

Thomas P. Meinz	57	Senior Vice President - Public Affairs	12-24-00
		Vice President - Public Affairs	02-12-98

Phillip M. Mikulsky	55	Senior Vice President - Development	02-12-98

Joseph P. O'Leary *	49	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance of United Stationers Corporation	05-01-99
		Vice President - Tower Leasing of 360 Communications	11-01-98

Charles A. Schrock	50	Senior Vice President	09-14-03
		President of WPS Power Development, Inc.	11-11-01
		Senior Vice President	08-31-01
		Senior Vice President - Operations of Nuclear Management Company, LLC	11-26-00
		Senior Vice President - Energy Supply	12-13-98 **

Diane L. Ford	50	Vice President - Controller and Chief Accounting Officer	07-11-99
		Controller and Chief Accounting Officer	05-01-97

Richard E. James	50	Vice President - Corporate Planning	12-29-96

Bernard J. Treml	54	Vice President - Human Resources	02-12-98

Barbara A. Nick	45	Assistant Vice President - Corporate Services	04-14-02
		Manager - Corporate Services	11-20-00
		Assistant to the President	10-31-99
		Director of Wholesale Energy Services	11-29-98 **

Bradley A. Johnson	49	Treasurer	06-23-02
		Assistant Treasurer	04-01-01
		Corporate Planning Executive	12-31-95

Barth J. Wolf	46	Secretary and Manager - Legal Services	09-19-99
		Assistant Secretary and Manager - Legal Services	07-12-98

* Prior to joining WPS Resources, Joseph P. O'Leary's responsibilities at United Stationers included leading the finance, treasury and accounting functions. United Stationers was the largest provider of wholesale business office products in North America. At 360 Communications, Mr. O'Leary led the start-up of a new business to lease tower space to wireless communications service providers. Prior to that he led the accounting, purchasing and cellular fraud control functions for 360 Communications. 360 Communications was a provider of cellular, long distance and paging services/products to over 2.6 million customers in 15 states.

** Identifies experience with Wisconsin Public Service Corporation.

NOTE: All ages are as of December 31, 2003. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.


B. Executive Officers of Wisconsin Public Service Corporation as of January 1, 2004

Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	58	Chairman, President and Chief Executive Officer	04-14-02
		Chairman and Chief Executive Officer	02-12-98

Thomas P. Meinz	57	Senior Vice President - Public Affairs	12-24-00
		Vice President - Public Affairs	02-12-98

Joseph P. O'Leary *	49	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance of United Stationers Corporation	05-01-99
		Vice President - Tower Leasing of 360 Communications	11-01-98

Lawrence T. Borgard	42	Vice President - Distribution and Customer Service	11-25-01
		Vice President - Transmission and Engineering	07-23-00
		Vice President - Transmission	07-11-99
		General Manager - Transmission	04-05-98

David W. Harpole	48	Vice President - Energy Supply	04-14-02
		Assistant Vice President Energy Supply	11-12-00
		Manager Corporate Services	04-19-98

Diane L. Ford	50	Vice President - Controller and Chief Accounting Officer	07-11-99
		Controller	03-01-92

Bernard J. Treml	54	Vice President - Human Resources	05-09-94

Bradley A. Johnson	49	Treasurer	06-23-02
		Assistant Treasurer	04-01-01
		Corporate Planning Executive	12-31-95

Barth J. Wolf	46	Secretary and Manager - Legal Services	09-19-99
		Assistant Secretary and Manager - Legal Services	07-12-98

* Prior to joining WPS Resources, Joseph P. O'Leary's responsibilities at United Stationers included leading the finance, treasury and accounting functions. United Stationers was the largest provider of wholesale business office products in North America. At 360 Communications, Mr. O'Leary led the start-up of a new business to lease tower space to wireless communications service providers. Prior to that he led the accounting, purchasing and cellular fraud control functions for 360 Communications. 360 Communications was a provider of cellular, long distance and paging services/products to over 2.6 million customers in 15 states.

NOTE: All ages are as of December 31, 2003. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.


PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WPS Resources Corporation Common Stock Two-Year Comparison

	Dividends Per Share	Price Range
Share Data		High	Low

2003
1st Quarter	$ .535	$41.18	$36.80
2nd Quarter	.535	44.28	39.53
3rd Quarter	.545	41.60	38.28
4th Quarter	.545	46.80	40.94
Total	$2.16

2002
1st Quarter	$ .525	$39.93	$35.65
2nd Quarter	.525	42.68	37.00
3rd Quarter	.535	41.12	30.47
4th Quarter	.535	39.95	32.64
Total	$2.12

WPS Resources is the sole holder of Wisconsin Public Service's common stock.

Dividend Restrictions

WPS Resources is a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to pay dividends to us. The Public Service Commission of Wisconsin has by order restricted our principal subsidiary, Wisconsin Public Service, to paying normal dividends on its common stock of no more than 109% of the previous year's common stock dividend. The Public Service Commission of Wisconsin also requires Wisconsin Public Service to maintain a capital structure (i.e., the percentages by which each of common stock, preferred stock and debt constitute the total capital invested in a utility), which has a common equity range of 54% to 58%. Each of these limitations may be modified by a future order of the Public Service Commission of Wisconsin. Our right to receive dividends on the common stock of Wisconsin Public Service is also subject to the prior rights of that corporation's preferred shareholders and to provisions in that corporation's restated articles of incorporation which limit the amount of common stock dividends which that corporation may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization. These limitations are not expected to limit any dividend payments in the foreseeable future.

Upper Peninsula Power's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by WPS Resources. Under the most restrictive of these provisions, approximately $14 million of retained earnings were available at December 31, 2003 for the payment of common stock cash dividends by Upper Peninsula Power.

At December 31, 2003, WPS Resources had $416 million of retained earnings available for dividends.


Common Stock

Listed:	New York Stock Exchange

Ticker Symbol:	WPS

Transfer Agent and Registrar:	American Stock Transfer and Trust Company 59 Maiden Lane New York, NY 10038

As of December 31, 2003, there were 22,172 common stock shareholders of record.

See Item 11 of this Annual Report on Form 10-K for additional information regarding our equity compensation plans.


ITEM 6. SELECTED FINANCIAL DATA

WPS RESOURCES CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (1999 TO 2003)

As of or for Year Ended December 31
(Millions, except per share amounts, stock price, return on average equity
and number of shareholders and employees)	2003	2002	2001	2000	1999

Total revenues *	$4,321.3	$1,461.1	$1,345.4	$1,094.1	$1,086.5

Income from continuing operations	110.6	118.5	87.6	75.6	61.9

Income available for common shareholders	94.7	109.4	77.6	67.0	59.6

Total assets	4,292.3	3,671.2	3,346.5	3,202.7	2,185.1

Preferred stock of subsidiaries	51.1	51.1	51.1	51.1	51.2

Long-term debt and capital lease obligation (excluding current portion)	871.9	824.4	727.8	660.0	584.5

Shares of common stock (less treasury stock
and shares in deferred compensation trust)
Outstanding	36.6	31.8	31.1	26.4	26.8
Average	33.0	31.7	28.2	26.5	26.6

Earnings per common share (basic)
Income from continuing operations	$3.26	$3.64	$3.00	$2.74	$2.21
Earnings per common share	2.87	3.45	2.75	2.53	2.24
Earnings per common share (diluted)
Income from continuing operations	3.24	3.61	2.99	2.74	2.21
Earnings per common share	2.85	3.42	2.74	2.53	2.24
Dividend per share of common stock	2.16	2.12	2.08	2.04	2.00

Stock price at year-end	$46.23	$38.82	$36.55	$36.8125	$25.125
Book value per share	$27.40	$24.62	$23.02	$20.76	$20.01
Return on average equity	11.5%	14.6%	12.8%	12.3%	11.3%
Number of common stock shareholders	22,172	22,768	23,478	24,029	25,020
Number of employees	3,080	2,963	2,856	3,030	2,900

* Revenues increased $2,860.2 million in 2003 compared to 2002. Approximately $1,127 million of the increase relates to WPS Energy Services' required adoption of Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," effective January 1, 2003. Volume growth driven by WPS Energy Services' acquisition of a retail natural gas business in Canada accounted for another $500 million of the increase. The remaining increase in revenues was primarily related to increased natural gas prices at Wisconsin Public Service and WPS Energy Services and electric rate increases at the utilities.

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (1999 TO 2003)

As of or for Year Ended December 31
(Millions, except weather information)	2003	2002	2001	2000	1999

Operating revenues	$1,129.1	$1,007.6	$932.3	$840.5	$719.4
Earnings on common stock	78.9	83.1	80.6	70.4	67.1
Total assets	2,570.8	2,324.2	2,196.3	1,871.3	1,760.9
Long-term debt (excluding current portion)	507.8	442.5	415.6	370.1	373.1

Weather information
Cooling degree days	351	586	546	330	481
Cooling degree days as a percent of normal	72.2%	122.9%	116.9%	70.7%	103.0%
Heating degree days	7,883	7,509	7,139	7,841	7,273
Heating degree days as a percent of normal	102.2%	96.9%	91.9%	98.2%	91.7%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company which is exempt from the Public Utility Holding Company Act of 1935. Our wholly owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation (which is an operating entity as well as a holding company exempt from the Public Utility Holding Company Act of 1935) and Upper Peninsula Power Company. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, including WPS Energy Services, Inc. and WPS Power Development, Inc.

Our regulated and nonregulated businesses have distinct competencies and business strategies, offer differing products and services, experience a wide array of risks and challenges, and are viewed uniquely by management. The following summary provides insight into the operations of our subsidiaries.

Regulated Utilities

Our regulated utilities include Wisconsin Public Service and Upper Peninsula Power. Wisconsin Public Service derives its revenues primarily from servicing retail electric and natural gas customers in northeastern and central Wisconsin and an adjacent portion of Upper Michigan. Wisconsin Public Service also provides wholesale electric service to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency. Upper Peninsula Power derives revenues from the sale of electric energy in the Upper Peninsula of Michigan.

The ability of our regulated utilities to earn their approved return on equity is dependent upon accurate budgeting and forecasting techniques, our ability to obtain timely rate increases to account for rising cost structures, minimizing the required rate increases in order to maintain the competitiveness of our core industrial customer base and keep these customers in our service area, and certain conditions that are outside of our control, such as macroeconomic factors and weather conditions. An approximately three month delay in receiving retail electric rate relief played a significant role in Wisconsin Public Service not earning its approved return on equity in 2003. As a result of this delay, we met with the Public Service Commission of Wisconsin and established procedures and fixed timelines for completion of the 2004 rate case in order to allow the Public Service Commission of Wisconsin to rule on a more timely basis. These efforts led to a timely rate order for 2004. Even with the higher retail electric rates, Wisconsin Public Service's overall electric rates are among the lowest when compared to other investor-owned utilities in Wisconsin and across the nation. The approved returns on equity for Wisconsin Public Service and Upper Peninsula are 12.0% and 11.4%, respectively.

Perhaps the most relevant risk to our regulated utilities is deregulation. Deregulation of the electric and natural gas utilities has begun in Wisconsin, especially for natural gas service. Currently, the largest natural gas customers can purchase natural gas from suppliers other than their local utility.  Efforts are underway to make it easier for smaller natural gas customers to do the same. In addition, the Public Service Commission of Wisconsin has been studying how to deregulate the state's electric supply. We believe electric deregulation inside Wisconsin is at least several years off as the state is focused on improving reliability by building more generation and transmission facilities and creating fair market rules. As electric choice occurs, we believe we will lose some generation load but will retain the delivery revenues and margin. Also, the capacity that is freed up should be competitive in our marketplace. Deregulation of electricity is present in Michigan; however, no customers have chosen an alternative electric supplier and no alternative electric suppliers have offered to serve any customers in Michigan's Upper Peninsula due to the lack of transmission capacity in the areas we serve in the Upper Peninsula, which is a barrier to competitive suppliers entering the market.


WPS Power Development

WPS Power Development competes in the wholesale merchant electric power generation industry, primarily in the midwest and northeastern United States and adjacent portions of Canada. WPS Power Development's core competencies include power plant operation and maintenance, waste disposal, and material condition assessment of assets. Revenues are derived primarily through the sale of capacity and energy generated from plant assets through wholesale outtake contracts and into liquid financial markets, primarily the PJM (Pennsylvania, New Jersey and Maryland), New York, and NEPOOL (New England Power Pool) markets, at spot prices or day ahead prices. Historically, risk management activities have not been utilized significantly at WPS Power Development. Excluding discontinued operations (the operation of the Sunbury generation plant, which is pending sale, and certain other related assets), WPS Power Development has approximately 425 megawatts of existing capacity, with fixed price contracts in place to sell approximately 86 megawatts. The majority of the remaining 339 megawatts of generation have been leased to WPS Energy Services under an operating lease effective January 2004, as discussed in more detail below.

WPS Power Development, through its subsidiary ECO Coal Pelletization #12 LLC, also owns an interest in a synthetic fuel producing facility. See Trends - WPS Resources, Synthetic Fuel Operation for more information.

WPS Power Development's ability to generate revenues is dependent upon open access to physical markets and liquid financial markets. We are not currently aware of any significant changes in the physical markets in which WPS Power Development operates. In addition, we believe that financial markets are becoming more liquid with the addition of large financial players.

WPS Power Development is subject to clean air regulations enforced by the United States Environmental Protection Agency and state and local governments. New legislation could require significant capital outlays that may impact WPS Power Development's ability to compete with regulated utilities, which are allowed recovery of these costs.

Oversupply of capacity, low spark spreads (spark spread is the difference between the market price of electricity and its cost of production), and extreme volatility in the price of fuel, energy, and capacity values have negatively impacted margins at WPS Power Development. In response to these market conditions, WPS Power Development has taken steps to adjust to the current wholesale merchant environment. WPS Power Development has instituted workforce reductions at the central office and at various New York and Pennsylvania plants. On October 23, 2003, a definitive agreement was entered into to sell WPS Power Development's Sunbury generating facility to a subsidiary of Duquesne Light Holdings. The pending sale of Sunbury will allow WPS Power Development to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles. In addition, in January 2004, WPS Power Development entered into operating lease agreements with WPS Energy Services as part of its asset management strategy. This partnership will enable WPS Power Development to focus on efficient and effective operation of its plants and is expected to reduce market price risks associated with the merchant generation plants by utilizing WPS Energy Services' financial and physical product trading expertise. WPS Energy Services will utilize various financial tools, including forwards and options, to limit exposure, as well as to extract additional value from volatile commodity prices.

Given current market conditions, we do not expect to see significant growth through the acquisition of generation assets, but we are continuing to look for growth opportunities that will allow us to extract synergies between WPS Power Development and WPS Energy Services that will enhance shareholder value.

WPS Energy Services

WPS Energy Services offers nonregulated natural gas, electric, and alternate fuel supplies, as well as energy management and consulting services, to retail and wholesale customers primarily in the northeastern quadrant of the United States and adjacent portions of Canada. Although WPS Energy


Services has a widening array of products and services, revenues are primarily derived through sales of electricity and natural gas.

WPS Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. In 2003, WPS Energy Services purchased electricity required to fulfill these sales commitments primarily from independent generators, energy marketers, and organized electric power markets and purchased natural gas from a variety of suppliers under daily, monthly, seasonal, and long-term contracts, with pricing delivery and volume schedules to accommodate customer requirements.

WPS Energy Services' customers include utilities, municipalities, cooperatives, commercial and industrial consumers, aggregators, and other marketing and retail entities. WPS Energy Services uses derivative financial instruments to provide flexible pricing to customers and suppliers, manage purchase and sales commitments, and reduce exposure relative to the volatility of market prices.

The table below discloses future natural gas and electric sales volumes under contract as of December 31, 2003. Contracts are generally one to three years in duration. WPS Energy Services expects that its ultimate sales volumes in 2004 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities.
Forward Contracted Volumes at 12/31/2003(1)	2004	2005 to 2007	2008 to 2009

Wholesale sales volumes - billion cubic feet	95.8	15.1	-
Retail sales volumes - billion cubic feet	173.4	63.2	-
Total natural gas sales volumes	269.2	78.3	-

Wholesale sales volumes - million kilowatt-hours(2)	3,176	238	-
Retail sales volumes - million kilowatt-hours(2)	5,133	3,623	37
Total electric sales volumes	8,309	3,861	37

For comparative purposes, future natural gas and electric sales volumes under contract at December 31, 2002 are shown below. Actual electric and natural gas sales volumes for 2003 are disclosed within Results of Operations - WPS Resources Corporation, WPS Energy Services' Segment Operations.
Forward Contracted Volumes at 12/31/2002(1)	2003	2004 to 2006	2007 to 2008

Wholesale sales volumes - billion cubic feet	67.6	9.7	-
Retail sales volumes - billion cubic feet	110.4	26.6	-
Total natural gas sales volumes	178.0	36.3	-

Wholesale sales volumes - million kilowatt-hours(2)	3,833	3,147	-
Retail sales volumes - million kilowatt-hours(2)	1,966	739	10
Total electric sales volumes	5,799	3,886	10

(1) These tables represent physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

(2) WPS Energy Services acquired retail electric operations in Michigan in 2003. Prior to the acquisition, this operation was an electric wholesale customer of WPS Energy Services, therefore forward contracted volumes to this customer at December 31, 2002 were included in wholesale sales volumes. At December 31, 2003 forward contracted volumes related to this operation were included in retail sales volumes.


WPS Energy Services has experienced steady increases in electric and natural gas sales volumes since its inception, and expects this trend to continue as it continues to look for opportunities that fit within its growth strategy. In 2003, WPS Energy Services grew its retail electric business through the acquisition of retail operations in Michigan and participation in the New Jersey Basic Generation Service program. Natural gas volumes increased as a result of the expansion of its retail natural gas business in Canada. WPS Energy Services expects to continue to target acquisitions and participate in generation service programs within the area it serves. Although revenues are expected to grow in 2004, we do not anticipate earnings growth in 2004 since 2003 growth included the favorable settlement of several counterparty liabilities and the cumulative effect of a change in accounting arising from the required adoption of Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Energy Trading and Risk Management Activities," with requirements that shifted margin recognition from 2004 to 2003. We anticipate long-term earnings growth at WPS Energy Services in the range of 15% to 25%.

As a company that participates in energy commodity markets, WPS Energy Services is exposed to a variety of risks, including market, operational, liquidity, and credit risks. Market risk is measured as the potential gain or loss of a portfolio that is associated with a price movement within a given probability over a specific period of time, known as value-at-risk. Through the use of derivative financial instruments, we believe we have reduced our value-at-risk to acceptable levels. Operational risk is the risk of loss from less than flawless execution of transactions, forecasting, scheduling, or other operational activities and is common to all companies participating in the energy marketing industry. WPS Energy Services' continued investment in computational infrastructure, business process improvement, employee training, and internal controls has helped mitigate operational risk to date. Liquidity risk is an emerging risk, and one that has historically been less applicable to WPS Energy Services than many industry participants because of the financial support provided by WPS Resources in the form of guarantees to counterparties. A significant downgrade in WPS Resources' credit ratings, however, could cause counterparties to demand additional assurances of payment. WPS Resources' Board of Directors imposes restrictions on the amount of guarantees WPS Resources is allowed to provide to these counterparties in order to protect its credit ratings, and WPS Energy Services believes it would have adequate capital to continue core operations unless WPS Resources' credit ratings fell below investment grade (Standard & Poor's rating of BBB-/ Moody's rating of Baa3).

The other category of risk mentioned above that WPS Energy Services faces is credit risk from retail and wholesale counterparties. In order to mitigate its exposure to credit risk, WPS Energy Services has implemented stringent credit policies. As a result of these credit policies, WPS Energy Services has not experienced significant write-offs from its large wholesale counterparties to date. Write-offs pertaining to retail counterparties were $3.1 million in 2003, or 0.2%, and we believe this write-off percentage is within the range experienced by most energy companies. The table below summarizes wholesale counterparty credit exposure, categorized by maturity date, as of December 31, 2003 (in millions):


Counterparty Rating(1)	Exposure(2)	Exposure Less than 1 year	Exposure 1 to 3 years	Net Exposure of Counterparties Greater Than 10% of Net Exposure

Investment grade -- regulated utility	$ 5.9	$ 5.5	$ 0.4	$ -
Investment grade -- other	79.7	75.9	3.8	17.5

Non-investment grade -- regulated utility	7.6	7.6	-	-
Non-investment grade -- other	3.3	3.3	-	-

Non-rated -- regulated utility	0.9	0.9	-	-
Non-rated -- other	21.2	17.0	4.2	-

Total Exposure	$118.6	$110.2	$ 8.4	$17.5

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $6.2 million at December 31, 2003, all from non-rated counterparties.

As discussed above, WPS Energy Services is aiding WPS Power Development with its asset management, starting in January 2004. Over the past year, WPS Energy Services has positioned itself to mitigate price risks and optimize the market value associated with WPS Power Development's merchant generation facilities. WPS Energy Services expects to employ a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. While risks associated with the power generating capacity, retail electric, and natural gas sales will be commercially hedged, generally accepted accounting principles related to recognition of changes in the fair value of derivative instruments as represented in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted and Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," will preclude a perfect matching of gains and losses from the generating capacity with the physical and financial hedging instruments in some reporting periods. The result could cause volatility in the reported earnings of WPS Energy Services. However, the financial impact of this timing difference would be reversed at the time of physical delivery and/or settlement of the transactions.

WPS Energy Services is also impacted by earnings volatility associated with the natural gas storage cycle, which runs annually from June to March. Injections of natural gas into inventory take place in the summer and natural gas is withdrawn in the winter months. WPS Energy Services' policy is to hedge the price risk of all purchases for storage with sales in the over the counter and futures markets, eliminating the price risk for the storage assets. Current accounting rules allow for the marking to market of forward sales, but do not allow for the marking to market of the related gas inventory. This results in gains and losses that are recognized in different interim periods, but even out by the end of the storage cycle. At December 31, 2003 there were pre-tax mark to market losses of $2.6 million recorded (related to the natural gas storage cycle) that are expected to reverse in the first quarter of 2004.


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

2003 Compared with 2002

WPS Resources Corporation Overview

WPS Resources' 2003 and 2002 results of operations are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2003	2002	Change

Consolidated operating revenues	$4,321.3	$1,461.1	196%
Income available for common shareholders	$94.7	$109.4	(13%)
Basic earnings per share	$2.87	$3.45	(17%)
Diluted earnings per share	$2.85	$3.42	(17%)

Total revenues increased significantly due to the required reclassification of previously reported 2002 revenues and cost of sales (see WPS Energy Services' Segment Operations below for further information). Total revenues also increased due to sales volume growth at WPS Energy Services, electric utility rate increases, and higher natural gas prices.

The decrease in basic earnings per share in 2003 compared to 2002 was largely driven by an $18.2 million decrease in after-tax gains recognized from sales of portions of our interest in a synthetic fuel operation, a $10.0 million increase in losses from discontinued operations, and a $5.1 million reduction in tax credits recognized from the synthetic fuel operation. These decreases were partially offset by an $18.0 million, or 164%, increase in income available for common shareholders at WPS Energy Services. Strategic acquisitions, customer growth, and favorable settlement of certain counterparty liabilities contributed to WPS Energy Services' increased earnings.

Also impacting basic earnings per share was an increase of 1.3 million in the weighted average number of outstanding shares of WPS Resources' common stock in 2003 compared to 2002. The increase was largely due to issuing 4,025,000 additional shares through a public offering in November 2003. Additional shares were also issued in 2003 under the Stock Investment Plan.

Overview of Utility Operations

Utility operations include the electric utility segment consisting of the electric operations of Wisconsin Public Service and Upper Peninsula Power and the gas utility segment comprising the natural gas operations at Wisconsin Public Service. Income available for common shareholders attributable to the electric utility segment was $60.0 million in 2003 compared to $61.0 million in 2002. Income available for common shareholders attributable to the gas utility segment was $15.7 million in 2003 compared to $18.4 million in 2002.

Electric Utility Segment Operations
WPS Resources' Electric Utility Segment Results (Millions)	2003	2002	Change

Revenues	$814.1	$763.1	7%
Fuel and purchased power costs	266.3	242.7	10%
Margins	$547.8	$520.4	5%

Sales in kilowatt-hours	14,346.7	14,547.6	(1%)


Electric utility segment revenues increased $51.0 million, or 7%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase is largely due to retail and wholesale electric rate increases for our Wisconsin and Michigan customers in accordance with new rate orders. Wisconsin Public Service was granted authority to increase retail electric rates 3.5%, effective March 21, 2003, by the Public Service Commission of Wisconsin. Wisconsin Public Service was granted authority for a $0.3 million increase in retail electric rates from the Michigan Public Service Commission, effective July 23, 2003. The Michigan Public Service Commission also authorized recovery of $1.0 million of increased transmission costs through the power supply cost recovery fuel adjustment clause. In addition, the Federal Energy Regulatory Commission ordered a 21% interim increase in wholesale electric rates for Wisconsin Public Service effective May 11, 2003, subject to refund to the extent final rates are lower (final rates are anticipated in the second quarter of 2004). Upper Peninsula Power was granted authority to increase retail electric rates by 8.95%, effective December 20, 2002, by the Michigan Public Service Commission.

The electric utility margin increased $27.4 million, or 5%, in 2003 compared to 2002. Due primarily to the electric rate increases mentioned above, electric margins at Wisconsin Public Service increased $20.2 million, or 4%. Electric margins at Wisconsin Public Service were also impacted favorably by a change in sales mix in 2003. While total sales volumes remained basically unchanged in 2003 compared to 2002, sales volumes to higher margin residential, and commercial and industrial customers increased slightly. The increase in sales volumes to these higher margin customer classes reflects growth within Wisconsin Public Service's service area and recent changes in the economy. These increases were partially offset by cooler weather during the cooling season for the year ended December 31, 2003 compared to the year ended December 31, 2002. Electric margins at Upper Peninsula Power increased $7.2 million, or 17%, due primarily to the retail electric rate increase mentioned above, partially offset by a 3% decrease in sales volumes. The decrease in sales volumes can be attributed to less favorable weather conditions for the year ended December 31, 2003 compared to the year ended December 31, 2002, and customer conservation of electricity made necessary due to a flood that occurred earlier in 2003.

Although the electric utility margin increased, electric utility segment earnings for the year ended December 31, 2003 decreased $1.0 million compared to the year ended December 31, 2002. The primary reason for the decrease in electric utility segment earnings is due to a decrease in earnings at Wisconsin Public Service attributed to a delay in receiving 2003 retail electric rate relief, together with rising operating expenses (primarily pension and medical costs). Rate relief for our increasing operating costs was expected on January 1, 2003; however, the increase in retail electric rates granted by the Public Service Commission of Wisconsin was not effective until March 21, 2003. The delay in receiving rate relief was a significant factor in our inability to achieve our authorized 12% return on equity in 2003. The decrease in earnings experienced by Wisconsin Public Service was partially offset by a modest increase in earnings at Upper Peninsula Power Company due to the increase in rates.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. See Liquidity and Capital Resources - WPS Resources, Other Future Considerations, Regulatory for information on fuel filings related to 2003.


Gas Utility Segment Operations
WPS Resources' Gas Utility Segment Results (Millions)	2003	2002	Change

Revenues	$404.2	$310.7	30%
Purchase costs	291.0	198.6	47%
Margins	$113.2	$112.1	1%

Throughput in therms	854.5	845.4	1%

Gas utility segment revenues increased $93.5 million, or 30%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in gas utility revenues is mostly due to a 39% increase in the average cost of natural gas for the year ended December 31, 2003 compared to the prior year, partially offset by the 0.3% decrease in retail natural gas rates ordered by the Public Service Commission of Wisconsin, effective March 21, 2003.

The natural gas utility margin for the year ended December 31, 2003 increased $1.1 million, or 1%, compared to the year ended December 31, 2002. The increase in the natural gas utility margin can be attributed to a 1% increase in natural gas throughput volumes in 2003 compared to 2002. Natural gas throughput volumes to our higher margin residential and commercial and industrial customers increased 6% in the aggregate, mostly as a result of colder weather in 2003 compared to 2002. Natural gas throughput volumes to our lower margin transport customers decreased 5% due to the rising price of natural gas together with their ability to use alternate fuel sources.

Despite the modest increase in gas utility margins, gas utility earnings for the year ended December 31, 2003 decreased $2.7 million compared to 2002. The decline is primarily due to rising operating expenses (primarily pension and medical costs) together with the decrease in natural gas rates mentioned above.

Wisconsin Public Service passes changes in the total cost of gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission under regulatory practice.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation company. WPS Energy Services and WPS Power Development are both reportable segments.

WPS Energy Services' income available for common shareholders increased to $29.0 million in 2003 compared with $11.0 million in 2002, primarily as a result of increased electric and natural gas margins discussed below.

WPS Power Development recognized a net loss of ($7.9) million in 2003 compared to income available for common shareholders of $24.0 million in 2002. Despite an increase in margins, WPS Power Development's earnings were impacted by a decrease in gains recognized from the sale of portions of its interest in a synthetic fuel operation, increased losses from discontinued operations, and a decrease in the amount of tax credits recognized.


WPS Energy Services' Segment Operations

Total segment revenues at WPS Energy Services were $3,081.2 million in 2003 compared to $361.2 million in 2002. The total margin at WPS Energy Services was $86.8 million in 2003 compared to $48.4 million in 2002. WPS Energy Services' nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.
WPS Energy Services' Natural Gas Results (Millions except sales volumes)	2003	2002	Change

Nonregulated natural gas revenues	$2,696.6	$245.1	1,000%
Nonregulated natural gas cost of sales	2,652.5	210.2	1,162%
Margins	$ 44.1	$ 34.9	26%

Wholesale sales volumes in billion cubic feet *	252.4	233.8	8%
Retail sales volumes in billion cubic feet *	240.6	135.7	77%

* Represents gross physical volumes

WPS Energy Services' nonregulated natural gas revenues increased $2,451.5 million for the year ended December 31, 2003 compared to the prior year. Approximately $997 million of the increase relates to the required adoption of Issue No. 02-03, effective January 1, 2003 (see Trends - WPS Resources for more information about this accounting change). Volume growth driven by the acquisition of a retail natural gas business in Canada accounted for approximately $500 million of the increase in revenues in 2003. Most of the remaining increase can be attributed to higher natural gas prices compared to the prior year.

Natural gas margins at WPS Energy Services increased $9.2 million, or 26%, in 2003 compared to 2002. Approximately $6 million of the increase related to the November 1, 2002 acquisition of a retail natural gas business in Canada. The remaining increase related to favorable settlements of pending liabilities with several counterparties, partially offset by the change in accounting prescribed by the required adoption of Issue 02-03. See Cumulative Effect of Change in Accounting Principles below for further discussion.
WPS Energy Services' Electric Results (Millions)	2003	2002	Change

Nonregulated electric revenues	$382.2	$113.7	236%
Nonregulated electric cost of sales	341.8	102.6	233%
Margins	$ 40.4	$ 11.1	264%

Wholesale sales in kilowatt-hours *	2,768.0	4,250.0	(35%)
Retail sales in kilowatt-hours *	6,435.3	2,703.6	138%

* Represents gross physical volumes

WPS Energy Services' nonregulated electric revenues increased $268.5 million for the year ended December 31, 2003 compared to the prior year. Approximately $130 million of the increase relates to the required adoption of Issue 02-03. Another $88 million of the increase can be attributed to participation in the New Jersey Basic Generation Services program. WPS Energy Services acquired 700 megawatts of fixed price load and 250 megawatts of variable priced load for the period from August 1, 2003 to May 31, 2004 as a result of its participation in this program. The remaining increase in nonregulated electric revenues can be attributed to increased prices and expansion within existing service territories. WPS Energy Services also acquired retail electric operations in Michigan in 2003. Prior to the acquisition, this operation was an electric wholesale customer of WPS Energy Services; therefore the acquisition did not have a significant impact on total revenues in 2003 compared to 2002. The acquisition did, however account for most of the increase in retail sales volumes and related decrease in wholesale sales volumes in 2003 compared to 2002.


WPS Energy Services' electric margin increased $29.3 million, or 264%, in 2003 compared to 2002. Approximately $26 million of the increase is due to acquisition synergies and improved management of retail operations in Michigan and participation in the New Jersey Basic Generation Service program. The remaining increase in WPS Energy Services' electric margins is largely due to the impact of the change in accounting prescribed by the required adoption of Issue 02-03, which precludes mark-to-market accounting for nonderivative trading contracts.

WPS Power Development's Segment Operations

All revenues and costs of WPS Power Development's discontinued operations are combined and reported on a net basis in the WPS Resources Corporation Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include the results of discontinued operations, which are discussed separately within Discontinued Operations below.
WPS Power Development's Production Results (Millions)	2003	2002	Change

Nonregulated other revenues	$82.4	$59.4	39%
Nonregulated other cost of sales	57.9	37.8	53%
Margins	$24.5	$21.6	13%

WPS Power Development's revenues increased $23.0 million, or 39%, in 2003 compared to 2002. WPS Power Development's margin increased $2.9 million, or 13%, in 2003 compared to 2002. The increase in revenues and margin was primarily the result of increased generation from generating assets acquired in New York on June 1, 2002, revenues from the Combined Locks Energy Center that became fully operational in the second quarter of 2002, and an increase in generation at the hydroelectric plants in Maine and Canada as a result of increased rainfall, higher capacity revenues, and increased pricing on a renegotiated outtake contract. Partially offsetting these increases was a decrease in revenues and margins at WPS Power Development's Cassville, Wisconsin, facility as a result of the expiration of an energy and capacity outtake contract that was not renewed.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a net loss of ($2.1) million in 2003 compared to a net loss of ($5.0) million in 2002. The decrease in the net loss experienced is largely related to an increase in gains recognized on hydroelectric land sales in 2003 compared to 2002 (recorded as a component of miscellaneous income), primarily due to a $6.2 million pre-tax gain recognized in 2003 from land sales to the Wisconsin Department of Natural Resources. The sale of these hydroelectric lands is part of our asset management strategy, which was initiated in 2001, and is intended to optimize shareholder return from the sale, development, or use of certain assets or entire business units.

Operating Expenses
WPS Resources' Operating Expenses (Millions)	2003	2002	Change

Operating and maintenance expense	$459.5	$412.5	11%
Depreciation and decommissioning expense	138.4	94.8	46%
Taxes other than income	43.8	39.9	10%


Operating and maintenance expense

Operating expenses increased $47.0 million, or 11%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Utility operating expenses increased $30.7 million, or 9%, in 2003 compared to 2002. Approximately $18 million of the increase reflects higher pension, postretirement medical, and active medical costs. The remaining increase pertains to costs incurred for plant maintenance related to the Kewaunee nuclear power plant's scheduled refueling outage in 2003 (there was no refueling outage in 2002), additional operating expenses at the Kewaunee nuclear power plant, and wage increases. Operating expenses at WPS Energy Services increased $12.0 million, or 40%, in 2003 compared to 2002, largely due to costs associated with business expansion, including the acquisition of a retail natural gas business in Canada and a retail electric business in Michigan. The remaining increase is largely due to higher incentive compensation costs and the costs associated with a full year of operation of generation assets in New York that were purchased by WPS Power Development in June 2002.

Depreciation and decommissioning expense

Depreciation and decommissioning expense increased $43.6 million, or 46%, due primarily to an increase of $37.4 million resulting from increased realized gains on the decommissioning trust assets that resulted in recording decommissioning expense approximately equal to the gains recognized in miscellaneous income pursuant to regulatory practice. The increase in realized gains is due primarily to the change in investment strategy for Wisconsin Public Service's qualified nuclear decommissioning trust assets. Qualified decommissioning trust assets were transferred to more conservative investments in 2003 pending the sale of the Kewaunee nuclear power plant, thus triggering realized gains. Most of the remaining increase resulted from plant asset additions at Wisconsin Public Service and WPS Power Development.

Taxes other than income

Taxes other than income increased $3.9 million, or 10%, primarily due to an increase in gross receipts taxes paid by Wisconsin Public Service as a result of increased revenues.

Other Income (Expense)
WPS Resources' Other Income (Expense) (Millions)	2003	2002	Change

Miscellaneous income	$63.6	$47.8	33%
Interest expense and distributions of preferred securities	(55.6)	(55.8)	0%
Minority interest	5.6	-	-
Other income (expense)	$13.6	$ (8.0)	-

Miscellaneous income

Miscellaneous income increased $15.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in miscellaneous income is largely due to an increase in realized gains on the decommissioning trust assets of $36.4 million, which is primarily the result of the change in investment strategy for the qualified nuclear decommissioning trust assets. The realized gains were offset by increased decommissioning expense, as discussed above. Miscellaneous income also increased $6.2 million as a result of the sale of land to the Wisconsin Department of Natural Resources and $8.1 million resulting from an increase in earnings from equity investments.

The increases in miscellaneous income were partially offset by lower gains from sales of ownership interests in WPS Power Development's synthetic fuel operation. WPS Power Development recognized a $7.6 million pre-tax gain in 2003 compared with a $38.0 million pre-tax gain in 2002 related to these sell downs. An increase in operating losses generated by the synthetic fuel operation due to increased production decreased miscellaneous income by approximately $3.5 million in 2003. The increased


operating losses were driven by our partner's ability to utilize tax credits in 2003 and were offset by minority interest, which is discussed below. In the aggregate, the items mentioned above relating to the synthetic fuel operation resulted in a $33.9 million decrease in miscellaneous income.

The 2003 gain resulted from the 2002 sale of a portion of WPS Power Development's interest in its synthetic fuel operation. Similar gains from the 2002 sale are expected to be recognized annually through 2007, dependent upon production at the synthetic fuel facility. The gain reported in 2002 resulted from a 2001 sell-down of a portion of WPS Power Development's interest in a synthetic fuel operation, which was recognized in its entirety by December 31, 2002.

Minority interest

As a result of WPS Power Development's sale of an approximate 30% interest in its subsidiary, ECO Coal Pelletization #12 LLC, on December 19, 2002, $5.6 million of losses related to the synthetic fuel operation and reported in miscellaneous income were allocated to WPS Power Development's partner and reported as a minority interest.

Provision for Income Taxes

The effective tax rate was 23.4% in 2003 compared to 19.5% in 2002. The increase in the effective tax rate in 2003 compared to 2002 is largely due to a decrease in tax credits that could be recognized from our ownership interest in a synthetic fuel operation. Tax credits recognized during the year ended December 31, 2003 decreased $5.1 million compared to the prior year, due to the sale of a portion of our interest in the synthetic fuel operation on December 19, 2002. Lower taxable income in 2003 also reduced the amount of tax credits that could be claimed. Our ownership interest in the synthetic fuel operation resulted in the recognition of $18.1 million of Section 29 tax credits as a reduction of federal income tax expense in 2003 compared to $23.2 million in 2002.

The operations of our synthetic fuel facility generate tax credits, which we use to reduce our current federal income tax liability, with any remaining credits increasing our alternative minimum tax credit available for future years. The cumulative amount of credits carried forward at December 31, 2003 relating to our interest in the synthetic fuel facility was $52.3 million. Based on a review of all known facts and circumstances, management has concluded that it is more likely than not that we will be able to use these credits in the future.

Discontinued Operations

On October 24, 2003, a definitive agreement was entered into to sell WPS Power Development's Sunbury generation plant, subject to certain contingencies. As a result of such agreement, we have determined that the operations of the plant and certain other related assets meet the definition of discontinued operations per the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The loss from discontinued operations increased to $22.7 million ($16.0 million after taxes) for the year ended December 31, 2003 from $9.9 million ($6.0 million after taxes) for the year ended December 31, 2002. The increased loss is largely due to a decrease in capacity sales in 2003 due to the expiration of a sales contract, an increase in variable production expenses related to increased emission costs, and an increase in operating costs. Operating costs increased in 2003 as a result of issues related to fuel quality and associated mechanical difficulties involving fuel delivery systems earlier in the year, operational issues related to newly installed environmental equipment in various boilers, and turbine outages. The increase in the loss from discontinued operations was partially offset by decreases in payroll and employee benefits as a result of a restructuring that took place at the end of 2002.


Cumulative Effect of Change in Accounting Principles

WPS Energy Services had been applying the accounting standards of Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," from the first quarter of 2000 until this standard was rescinded by Issue 02-03 in October 2002. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its energy related contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and requiring a cumulative change in accounting principle to be recorded effective January 1, 2003 for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Resources recorded a positive after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of WPS Energy Services) to income available for common shareholders to remove from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement No. 133, as amended. The cumulative effect of adopting this new accounting standard is expected to reverse upon the settlement of the contracts impacted by the standard. Most of these settlements are expected to occur in 2004. The required change in accounting had no impact on the underlying economics or cash flows of the contracts. In addition, the adoption of Statement No. 143 at WPS Power Development resulted in a $(0.3) million cumulative effect of change in accounting principle related to the closure of an ash basin at the Sunbury generating plant.

2002 Compared with 2001

WPS Resources Corporation Overview

WPS Resources' 2002 and 2001 results of operations are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2002	2001	Change

Consolidated operating revenues	$1,461.1	$1,345.4	9%
Income available for common shareholders	$109.4	$77.6	41%
Basic earnings per share	$3.45	$2.75	25%
Diluted earnings per share	$3.42	$2.74	25%

The increase in basic earnings per share in 2002 compared to 2001 was largely driven by a gain at WPS Power Development related to the 2001 sale of part of its synthetic fuel operations. The sale occurred in the fourth quarter of 2001, and we deferred recognition of a portion of the related gain on the sale pending the satisfaction of certain contingencies. In addition, WPS Energy Services' income available for common shareholders increased 72%, primarily due to improved natural gas margins. A full year contribution from gas utility operations acquired in the spring of 2001, warmer than normal weather during the heating season in 2001, and a rate increase approved by regulators resulted in increased earnings from our gas utility in 2002.

Also impacting basic earnings per share was an increase of 3.5 million in the weighted average number of outstanding shares of WPS Resources' common stock in 2002 compared to 2001. The increase was largely due to issuing 2.3 million additional shares through a public offering in the fourth quarter of 2001 and issuing 1.8 million shares in the merger of Wisconsin Fuel and Light into Wisconsin Public Service in the second quarter of 2001. Additional shares were also issued in 2002 under the Stock Investment Plan.

Overview of Utility Operations

Income available for common shareholders attributable to electric utility operations was $61.0 million in 2002 compared with $58.8 million in 2001. Income available for common shareholders attributable to gas utility operations was $18.4 million in 2002 compared with $8.9 million in 2001.


Utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order, which was effective January 1, 2002, authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. In late June 2002, Wisconsin Public Service received a final 2002 rate order that authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Electric Utility Segment Operations

Our electric utility segment margin increased $84.2 million, or 19%, due to the Wisconsin retail electric rate increases at Wisconsin Public Service and higher overall electric utility sales volumes.
WPS Resources' Electric Utility Segment Results (Millions)	2002	2001	Change

Revenues	$763.1	$675.7	13%
Fuel and purchased power costs	242.7	239.5	1%
Margins	$520.4	$436.2	19%

Sales in kilowatt-hours	14,547.6	13,532.8	7%

Our electric utility segment revenues increased $87.4 million, or 13%, in 2002 as the result of the electric rate increases and an 8% increase in overall electric sales volumes at Wisconsin Public Service. Sales volumes were up 25% for lower margin, wholesale customers while sales to higher margin, residential customers increased 6% and sales to higher margin, commercial and industrial customers increased 3%. Summer weather was 7% warmer in 2002 than in 2001, and 23% warmer than normal.

Increased fuel costs for power generation were partially offset by lower purchased power expenses. Fuel expense for generation plants increased $4.9 million, or 4%, in 2002. Purchased power expense, however, decreased $2.7 million, or 3%, in 2002. Overall generation from Wisconsin Public Service's plants increased 10% while purchased volumes decreased 3%. The change in the energy supply mix was largely due to the availability of less expensive power generation from the Kewaunee nuclear power plant. Wisconsin Public Service increased its ownership interest in the Kewaunee nuclear power plant to 59% in September 2001. Although Upper Peninsula Power's purchased volumes remained fairly consistent, the unit cost of its purchased power decreased 9%.

As discussed previously, the Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service did not submit any fuel filings in 2002.

Gas Utility Segment Operations

Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.


WPS Resources' Gas Utility Segment Results (Millions)	2002	2001	Change

Revenues	$310.7	$321.6	(3%)
Purchase costs	198.6	230.2	(14%)
Margins	$112.1	$ 91.4	23%

Throughput in therms	845.4	742.7	14%

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

Overview of Nonregulated Operations

WPS Energy Services' income available for common shareholders increased to $11.0 million in 2002 compared with $6.4 million in 2001 primarily due to a higher gas margin. WPS Power Development's income available for common shareholders increased to $24.0 million in 2002 compared with $2.3 million in 2001 largely due to recognition of a gain related to the 2001 sale of a portion of its synthetic fuel operations.

WPS Energy Services' Segment Operations

Revenues at WPS Energy Services were $361.2 million in 2002 compared with $326.6 million in 2001, an increase of 11%. The increase was primarily the result of higher retail natural gas sales volumes in 2002.
WPS Energy Services' Gas Results (Millions except sales volumes)	2002	2001	Change

Nonregulated natural gas revenues	$245.1	$210.1	17%
Nonregulated natural gas cost of sales	210.2	194.2	8%
Margins	$ 34.9	$ 15.9	119%

Wholesale sales volumes in billion cubic feet	233.8	242.8	(4%)
Retail sales volumes in billion cubic feet	135.7	104.5	30%

Nonregulated gas revenues at WPS Energy Services increased $35.0 million, or 17%, in 2002 primarily as the result of higher natural gas sales volumes in 2002. The nonregulated gas margin increased $19.0 million, or 119%, in 2002 due to improved management of the retail gas procurement and volume risk processes and increased retail sales volumes.


WPS Energy Services' Electric Results (Millions)	2002	2001	Change

Nonregulated electric revenues	$113.7	$112.7	1%
Nonregulated electric cost of sales	102.6	99.4	3%
Margins	$ 11.1	$ 13.3	(17%)

Wholesale sales in kilowatt-hours	4,250.0	1,696.6	151%
Retail sales in kilowatt-hours	2,703.6	1,944.7	39%

Nonregulated electric revenues at WPS Energy Services increased $1.0 million, or 1%, in 2002 due to higher sales volumes. The nonregulated electric margin decreased $2.2 million, or 17%, in 2002 primarily due to the slow economy which produced less favorable market conditions for opportunity sales in 2002.

WPS Power Development's Segment Operations
WPS Power Development's Production Results (Millions)	2002	2001	Change

Nonregulated other revenues	$59.4	$56.6	5%
Nonregulated other cost of sales	37.8	48.7	(22%)
Margins	$21.6	$ 7.9	173%

Revenues at WPS Power Development were $59.4 million in 2002 compared with $56.6 million in 2001, an increase of 5%. The increase was primarily due to the operation of the generation assets acquired in New York in the second quarter of 2002 and the operation of the Combined Locks Energy Center. As new generation assets are acquired or constructed, WPS Power Development's output is increased, providing new sales opportunities. Partially offsetting these increases were a change in accounting from consolidation to equity method accounting for WPS Power Development's synthetic fuel operations and lower revenues from steam sales.

WPS Power Development experienced an increase of $13.7 million, or 173%, in its margin in 2002. The operation of the generation assets acquired in New York and the startup of the Combined Locks Energy Center contributed to WPS Power Development's higher margin in 2002. A change in accounting for WPS Power Development's synthetic fuel operations also increased 2002 margins by approximately $4.3 million. As a result of the November 2001 sale of a portion of WPS Power Development's synthetic fuel operations, WPS Power Development no longer consolidates these operations as a part of revenue and cost of sales. After the sell-down, WPS Power Development became a minority owner, and therefore accounts for its interest in the synthetic fuel operations under the equity method of accounting. As a result of no longer consolidating the synthetic fuel operations, WPS Power Development's margins increased because this business had negative margins in 2001.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations experienced a net loss of $(5.0) million in 2002 compared with income available for common shareholders of $1.3 million in 2001. A net loss was experienced in 2002 primarily due to interest expense from financing to provide funds for subsidiary operations.

Hydro land sales, which are part of our asset management strategy, resulted in pretax gains of $3.3 million in 2002 compared with pretax gains of approximately $17 million in 2001. In addition, earnings on equity investments were higher in 2002 compared with 2001 primarily due to our investment in American Transmission Company.


Operating Expenses
WPS Resources' Operating Expenses (Millions)	2002	2001	Change

Operating and maintenance expense	$412.5	$333.0	24%
Depreciation and decommissioning expense	94.8	84.1	13%
Taxes other than income	39.9	36.7	9%

Operating and maintenance expense

Operating and maintenance expense increased $79.5 million, or 24%, for the year ended December 31, 2002 compared to 2001. Utility operating and maintenance expense increased $67.6 million in 2002 largely due to amortization of regulatory deferrals, increased benefit costs, higher transmission expenses associated with American Transmission Company, increased expenses at the Kewaunee nuclear power plant (as a result of Wisconsin Public Service acquiring additional ownership interest in the plant), and increased energy conservation expenses. Operating and maintenance expenses at WPS Energy Services increased $7.3 million in 2002, largely due to costs associated with business expansion and increased bad debt expense. Operating expenses at WPS Power Development increased $4.3 million in 2002 primarily due to costs associated with the generation assets in New York that were purchased by WPS Power Development in June 2002 and operation of the Combined Locks Energy Center.

Depreciation and decommissioning expense

Depreciation and decommissioning expense increased $10.7 million, or 13%, for the year ended December 31, 2002 compared to 2001. Utility depreciation and decommissioning expense increased $7.8 million in 2002 largely due to additional plant assets at Wisconsin Public Service, including its increased ownership interest in the Kewaunee nuclear power plant. Lower depreciation expense of $5.5 million related to decreased decommissioning earnings partially offset the increased plant asset depreciation. WPS Power Development's depreciation expense increased $2.4 million in 2002 due to additional plant assets, including the Combined Locks Energy Center and the assets obtained in the CH Resources acquisition. Depreciation and decommissioning expense at WPS Energy Services did not change significantly from the prior year.

Taxes other than income

Taxes other than income increased $3.2 million, or 9%, primarily due to an increase in gross receipts taxes paid by Wisconsin Public Service as a result of increased revenues.

Other Income (Expense)
WPS Resources' Other Income (Expense) (Millions)	2002	2001	Change

Miscellaneous income	$47.8	$37.5	27%
Interest expense and distributions of preferred securities	(55.8)	(53.4)	4%
Other income (expense)	$ (8.0)	$(15.9)	50%


Miscellaneous income

Miscellaneous income increased $10.3 million, or 27%, in 2002 compared to 2001. WPS Power Development's miscellaneous income increased $25.1 million in 2002 primarily as the result of recognizing a pretax gain of $38.0 million related to the 2001 sale of part of WPS Power Development's synthetic fuel operations. WPS Power Development recognized a pretax gain of $2.2 million on the sale in the fourth quarter of 2001 and deferred the remaining portion of the gain pending satisfaction of certain contingencies, including the receipt of a private letter ruling from the Internal Revenue Service. The contingencies were satisfied in 2002 and the remaining gain was recognized. WPS Power Development also recognized royalties of $2.3 million in 2002 related to its synthetic fuel operations. Partially offsetting these factors were equity method losses for WPS Power Development's synthetic fuel operations.

Utility miscellaneous income decreased $8.1 million in 2002 primarily as the result of lower earnings of $5.7 million on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

Miscellaneous income related to Holding Company and Other operations also decreased in 2002 compared to 2001. The decrease is largely due to a $13.7 million decrease in gains realized from the sale of hydroelectric lands in 2002, partially offset by increased earnings on equity investments due to the investment in American Transmission Company.

Interest expense and distributions of preferred securities

Interest expense increased $2.4 million, or 4%, in 2002 compared to 2001 primarily due to the increase in the amount of long-term debt.

Provision for Income Taxes

The effective tax rate was 19.5% in 2002 compared to 9.5% in 2001. The increase in the effective tax rate in 2002 compared to 2001 is largely due to a decrease in tax credits recognized from our ownership interest in a synthetic fuel operation. We used tax credits to the extent the tax law permits to reduce our current federal income tax liability, with any remaining credits increasing our alternative minimum tax credit available for future years.

Discontinued Operations

The after-tax loss from discontinued operations decreased to $6.0 million in 2002 from $6.9 million in 2001. While we were able to improve the operating performance of our discontinued generation plant, market conditions for capacity in the area in which this plant participates continued to degrade, which resulted in continued losses.

BALANCE SHEET - WPS RESOURCES

2003 Compared with 2002

Accounts receivable, net of reserves, increased $209.1 million, or 71%, at December 31, 2003 compared to December 31, 2002 largely due to a $199 million increase in WPS Energy Services' accounts receivable. The increase in receivables at WPS Energy Services is due to a significant increase in electric and natural gas sales volumes combined with significantly higher natural gas prices.

Inventories increased $68.0 million, or 62%, at December 31, 2003 compared to December 31, 2002. Inventories at Wisconsin Public Service increased approximately $18 million, or 39%, in correlation with the 39% increase in the average price of natural gas experienced by this business in 2003. WPS Energy Services' stored gas inventories increased approximately $50 million, or 82%, due to higher anticipated sales in the first quarter of 2004 compared to the first quarter of 2003 and increased natural gas prices.


Current assets from risk management activities increased $111.5 million, or 27%, at December 31, 2003 compared to December 31, 2002, and current liabilities from risk management activities increased $73.5 million, or 17%. Long-term assets from risk management activities decreased $31.0 million, or 23%, at December 31, 2003 compared to December 31, 2002 and long-term liabilities from risk management activities decreased $17.5 million, or 16%. These variances were largely due to changes in the forward price curve for natural gas and increased volumes.

Property, plant, and equipment, net, increased $116.4 million to $1,828.7 million at December 31, 2003 compared to $1,712.3 million at December 31, 2002. WPS Resources adopted Statement No. 143, "Accounting for Asset Retirement Obligations," effective January 2003, and as a result, capitalized a net asset retirement cost of $90.8 million (decreased to $78.5 million at December 31, 2003 due to depreciation). The remaining increase in property, plant, and equipment, net, primarily relates to capital expenditures at Wisconsin Public Service for the Pulliam combustion turbine and gas and electric distribution equipment. The Staff of the Securities and Exchange Commission recently expressed their views on the balance sheet classification of costs of removal for the utility industry and required that the amounts be reclassified from accumulated depreciation to a liability. As a result, WPS Resources reclassified costs of removal out of accumulated depreciation at December 31, 2003 and 2002. See Trends - WPS Resources for more information about these accounting changes.

Other long-term assets increased $83.5 million, or 31%, at December 31, 2003 compared to December 31, 2002 as a result of our investment in Guardian Pipeline, additional investments in American Transmission Company, and the recognition of an intangible pension asset related to the minimum pension liability we recorded at December 31, 2003.

Accounts payable increased $58.7 million at December 31, 2003 compared to December 31, 2002. The accounts payable balance at WPS Energy Services increased approximately $110 million as a result of an increase in electric and natural gas purchases required to supply its larger customer base and the significant increase in natural gas prices compared to the prior year. The increase experienced by WPS Energy Services was partially offset by a decrease in accounts payable at Wisconsin Public Service, largely due to a $48.4 million payable that was recorded at December 31, 2002 resulting from the purchase of the De Pere Energy Center. This amount was paid in 2003.

Other current liabilities increased $33.8 million, or 64%, in 2003 largely due to an increase in customer prepayments experienced at WPS Energy Services.

Regulatory liabilities increased $254.7 million at December 31, 2003 compared to December 31, 2002, largely due to the reclassification of $180.0 million of non-legal costs of removal from nuclear decommissioning and other cost of removal to regulatory liabilities. Most of the remaining increase relates to a regulatory liability that was recorded upon the adoption of Statement No. 143. See Trends - WPS Resources for more information about this accounting change.

Pension and postretirement benefit obligations increased $67.1 million, or 95%, at December 31, 2003 compared to December 31, 2002 due primarily to the minimum pension liability that was recorded at December 31, 2003 for our administrative pension plan, driven by a decrease in the discount rate used to value our obligation under this plan.

The $344.0 million asset retirement obligation recorded at December 31, 2003 is related to a legal retirement obligation recorded as a result of our adoption of Statement No. 143 for the decommissioning of the irradiated portions of the Kewaunee nuclear power plant. See Trends - WPS Resources for more information about this accounting change.

The $463.3 million liability for nuclear decommissioning and other costs of removal at December 31, 2002 was reclassified from accumulated depreciation in accordance with recent views expressed by the Staff of the Securities and Exchange Commission for the utility industry. Historically, these costs of removal were reflected as a component of depreciation expense and accumulated depreciation in accordance with


regulatory treatment. Upon adoption of Statement No. 143 on January 1, 2003, costs of removal with associated legal obligations of $290.5 million were removed from nuclear decommissioning and other costs of removal as these costs are now accounted for as asset retirement obligations. At December 31, 2003, costs of removal without an associated legal obligation, as defined by Statement No. 143, were reclassified to a regulatory liability pursuant to Statement No. 71. See Trends - WPS Resources for more information about this accounting change.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets and borrowing capacity made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, our operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies. Currently, we believe these ratings are among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During 2003, net cash provided by operating activities was $62.4 million, compared with $188.5 million in 2002. The decrease is primarily due to increased working capital requirements, specifically at WPS Energy Services and Wisconsin Public Service. Inventories increased due to high natural gas prices at both WPS Energy Services and Wisconsin Public Service, as well as business growth at WPS Energy Services. The inventory increase is also the result of WPS Energy Services' taking advantage of opportunities to put additional gas into storage at favorable relationships to forward prices. The change in receivables and payables was also attributable to the high natural gas prices as well as the business growth at WPS Energy Services.

During 2002, net cash provided by operating activities was $188.5 million, compared with $144.1 million in 2001. The increase is primarily due to an increase in income available for common shareholders after adjustment for certain non-cash items, partially offset by an increase in cash used for working capital items. The increase in accounts receivable was the result of increased sales volumes at Wisconsin Public Service and WPS Energy Services due to colder weather and customer growth. Increased natural gas purchases at Wisconsin Public Service and WPS Energy Services as the result of colder weather and customer growth contributed to the higher accounts payable balance.

Investing Cash Flows

Net cash used for investing activities was $244.0 million in 2003 compared to $265.4 million in 2002, a decrease of $21.4 million. The decrease is largely attributed to a $34.1 million decrease in capital expenditures, mainly at the utilities, as well as a $24.3 million increase in cash received from the sale of property, plant, and equipment. Partially offsetting this decrease was an increase in cash used for the purchase of equity investments and other acquisitions. See Asset Sales and Acquisitions below for further detail.

Cash used for investing activities was $265.4 million in 2002 compared to $134.8 million in 2001, an increase of $130.6 million. These factors were partially the result of cash used for the purchase of equity investments and other acquisitions (discussed in more detail in Asset Sales and Acquisitions below), a decrease in the sale of property, plant, and equipment, and a decrease in return of capital from the American Transmission Company. The increase was partially offset by a decrease in capital expenditures. The decrease in return of capital is due to the fact that in 2001 WPS Resources transferred transmission assets at their net book value to American Transmission Company in exchange for cash and an approximate 15% ownership interest in American Transmission Company. The decrease in the sale of property, plant, and equipment from 2002 to 2001 was due to the 2001 sale of land on the Peshtigo


River in northeastern Wisconsin to the Wisconsin Department of Natural Resources, as well as WPS Power Development's transactions surrounding its synthetic fuel facility.

Asset Sales and Acquisitions

Certain acquisitions and asset sales that have a significant impact on investing cash flows are discussed below. In addition, see Note 6 in Notes to WPS Resources Consolidated Financial Statements, Acquisitions and Sales of Assets for a more detailed discussion of asset sales and acquisitions.

On December 30, 2003, Wisconsin Public Service sold an additional 542 acres of land near the Peshtigo River to the Wisconsin Department of Natural Resources for $6.5 million as part of a multi-phase agreement reached between the parties in 2001. Under the terms of the 2001 agreement, the Wisconsin Department of Natural Resources bought more than 5,000 acres of land for $13.5 million in 2001. The sale is part of a five to seven-year asset management strategy adopted by WPS Resources in 2001.

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold approximately $20.1 million of assets at book value related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction. Wisconsin Public Service will continue to manage construction of the project and be responsible for obtaining property rights necessary for the construction of the project.

During 2003, WPS Resources invested an additional $19.9 million in American Transmission Company, increasing the consolidated WPS Resources ownership interest in American Transmission Company to 19.8%. WPS Resources contributed capital of $14.0 million to ECO Coal Pelletization #12 in 2003 and $11.7 million in 2002.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC from CMS Gas Transmission Company, for approximately $26 million. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin.

On December 16, 2002, Wisconsin Public Service purchased the 180-megawatt De Pere Energy Center for $120.4 million and terminated the related existing purchased power agreement. Wisconsin Public Service paid $72.0 million at the close of the transaction and the remaining $48.4 million in December 2003.

Effective June 1, 2002, WPS Power Development acquired CH Resources, Inc. from Central Hudson Energy Services, Inc. for $61.1 million, including acquisition costs. CH Resources owns three power plants and associated assets in upstate New York with a combined capacity of 258 megawatts.

In November 2001, WPS Power Development, through its subsidiary ECO Coal Pelletization #12, LLC, entered into a transaction to acquire the remaining interest in the synthetic fuel producing facility (partially owned by ECO #12) from its partner. Concurrently, with this transaction, WPS Power Development entered into a separate transaction with a subsidiary of a public company resulting in ECO #12 contributing 100% of its synthetic fuel producing machinery to a newly formed entity in exchange for cash and a one-third ownership interest in the newly formed entity. These transactions generated a pre-tax gain of $40.2 million, of which $38.0 million had been deferred as of December 31, 2001, as a result of certain rights of rescission and put options being granted to the buyer. WPS Power Development recognized all of the $38.0 million deferred gain in 2002.

The actual payments for the purchase of the former partner's interest in ECO #12 were contingent upon the same provisions referred to above. As a result, $21.3 million was originally held in escrow and


released proportionately as the respective rescission rights and put options expired. As of December 31, 2003, the escrow balance has been released as all contingencies have expired.

On December 19, 2002, WPS Power Development sold a 30% interest in ECO #12. WPS Power Development received consideration of $3.0 million cash, as well as a fixed note and a variable note. Payments under the variable note are contingent upon the synthetic fuel facility achieving specified levels of synthetic fuel production. In conjunction with the sale, WPS Power Development agreed to make certain payments to a third party broker, consisting of an up-front payment of $1.5 million (which was paid at the time of closing), $1.9 million which was paid in 2003, and an additional $1.9 million to be paid in 2004. A deferred gain of $9.2 million and $11.6 million was reflected on WPS Power Development's balance sheet at December 31, 2003 and 2002, respectively. In 2003, a pre-tax gain in the amount of $7.6 million was recognized as a component of miscellaneous income related to this transaction, of which $2.4 million related to the recognition of a portion of the deferred gain referenced above. Similar annual gains are expected to result from this transaction through 2007. There was no gain recognized in 2002 related to this transaction.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Years Ended December 31,
	2003	2002	2001
Electric Utility	$131.0	$164.3	$175.8
Gas Utility	40.7	34.0	24.9
WPS Energy Services	1.4	0.8	10.9
WPS Power Development	3.3	8.2	27.7
Other	(0.2)	3.0	5.0
WPS Resources Consolidated	$176.2	$210.3	$244.3

Capital expenditures in the electric utility were higher in 2002, as compared to 2003, mainly due to the construction of portions of the Pulliam combustion turbine at Wisconsin Public Service in 2002. Gas utility capital expenditures increased due to the installation of automated meter reading in 2003. WPS Power Development's capital expenditures were higher in 2002 compared to 2003 due to the conversion of the Combined Locks Energy Center to a combined cycle system in 2002. Capital expenditures at WPS Energy Services remained fairly consistent between 2003 and 2002.

As part of its regulated utility operations, on September 26, 2003 Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains), assuming the Public Service Commission of Wisconsin allows a current return on construction costs. As of December 31, 2003, Wisconsin Public Service has incurred a total cost of $4.0 million related to this project. In its 2003 rate order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. On November 12, 2003, Wisconsin Public Service received a declaratory ruling allowing recovery of all reasonable costs (up to $71.2 million) related to the project incurred or committed to prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $41 million to fund construction of the transmission facilities required to support the generating facility through the date the generating facility goes into service. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs when the generation facility becomes commercially operational.


On February 11, 2004, the Public Service Commission of Wisconsin determined Wisconsin Public Service's application is "complete". The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources now have 180 days to make a decision on the project. The Public Service Commission of Wisconsin may request from the Dane County Court of Appeals one 180-day extension. The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources will create an environmental impact statement. The public will have opportunities to testify at public hearings. Technical hearings will also be held. Following a review of the application, the environmental impact statement, and the hearing testimony, the Public Service Commission of Wisconsin will determine if the proposed project will be approved, modified, or denied.

On February 16, 2004, Wisconsin Public Service signed a Letter of Intent with Dairyland Power Cooperative for electric supply alternatives for 150 megawatts of energy from the proposed 500-megawatt coal-fired generation facility. According to the agreement, Dairyland could choose to purchase an interest in the plant or buy electricity from it (we have since received written notification from Dairyland, confirming their intent to purchase an interest in the plant). In providing Dairyland with electric supply alternatives, Wisconsin Public Service can reduce the risks associated with building and operating the power plant. The agreement is part of Wisconsin Public Service's continuing plan to provide least-cost reliable energy for the increasing electric demand of its customers. This transaction is subject to a number of conditions including successfully developing a joint plant ownership and operating agreement, Dairyland obtaining financing approval from the Rural Utility Services, and Dairyland securing firm transmission service from the Midwest Independent System Operator on terms and conditions Dairyland deems acceptable.

Capital expenditures at the electric utility were $11.5 million higher in 2001, as compared to 2002, mostly related to steam generator replacement at the Kewaunee nuclear power plant that occurred in 2001. In the gas utility segment, capital expenditures increased by $9.1 million in 2002, partially due to the installation of automated meter reading. The remaining increase is attributed to various one-time projects that occurred in 2002. Capital expenditures at WPS Energy Services were $10.1 million higher in 2001 compared to 2002 due to the construction of a gas storage field in 2001. WPS Power Development's capital expenditures were $19.5 million higher in 2001 compared to 2002 due to the completion of the Combined Locks Energy Center construction in 2001.

Financing Cash Flows

Net cash provided by financing activities was $198.6 million in 2003 compared to $93.1 million in 2002. The $105.5 million increase in cash provided by financing activities in 2003 is primarily related to the decrease in cash provided by operating activities in 2003 compared to 2002. A larger amount of investing activities was financed through common stock and debt issuances in 2003 as compared to the prior year.

Our financing activities provided cash inflows of $93.1 million and $33.6 million for the years ended December 31, 2002 and 2001, respectively. The 2002 increase was due to new debt issuances used to finance investing activities, offset by an increase in repayments of long-term debt and the capital lease (see Significant Financing Activities below for further detail). The net change in short-term debt in 2002 from 2001 is attributable to the reduced need to rely on commercial paper in 2001 due to the 2001 issuance of additional long-term debt at Wisconsin Public Service and common stock at WPS Resources.

Significant Financing Activities

As of December 31, 2003, both WPS Resources and Wisconsin Public Service were in compliance with all of the covenants under their lines of credit and other debt obligations.

WPS Resources and Wisconsin Public Service established 364-day credit line syndications for $225.0 million and $115.0 million, respectively, during the third quarter of 2003. The 2002 credit line syndications were $180.0 million for WPS Resources and $100.0 million for Wisconsin Public Service.


The credit lines are used to back 100% of WPS Resources' and Wisconsin Public Service's commercial paper borrowing programs and letters of credit for WPS Resources.

WPS Resources had outstanding commercial paper borrowings of $28.0 million and $16.0 million at December 31, 2003 and 2002, respectively. WPS Resources had outstanding short-term debt of $10.0 million and $13.8 million as of December 31, 2003 and 2002, respectively.

In 2003, WPS Resources' shelf registration statement for $350.0 million was declared effective by the Securities and Exchange Commission, which allows WPS Resources to issue any combination of debt and equity. In November 2003, 4,025,000 shares of WPS Resources common stock were sold in a public offering at $43.00 per share, which resulted in a net increase in equity of $166.8 million. Net proceeds from this offering were used to retire $50.0 million of 7.0% trust preferred securities in January 2004, reduce short-term debt, fund equity contributions to subsidiary companies, and for general corporate purposes.

Wisconsin Public Service Corporation, under a registration statement declared effective in 2002, issued $125.0 million of 4.80% 10-year senior notes in December 2003. The senior notes are collateralized by a pledge of first mortgage bonds and may become non-collateralized if Wisconsin Public Service retires all of its outstanding first mortgage bonds. The net proceeds from the issuance of the senior notes were used to call $49.9 million of 7.125% first mortgage bonds on January 19, 2004, fund construction costs and capital additions, reduce short-term indebtedness, and for other corporate utility purposes.

Effective January 2001, we began issuing new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit plans. Equity increased $31.0 million, $28.3 million, and $18.6 million in 2003, 2002, and 2001, respectively, as a result of these plans. WPS Resources also repurchased $1.1 million, $1.3 million, and $1.1 million of outstanding common stock for stock-based compensation plans in 2003, 2002, and 2001, respectively.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003 that had reached maturity. Wisconsin Public Service also called $9.1 million of 6.125% tax-exempt bonds in May 2003. Wisconsin Public Service is evaluating the potential for refinancing existing debt in 2004.

In March 2003, Upper Peninsula Power retired $15.0 million of 7.94% first mortgage bonds that had reached maturity.

In November 2003, WPS Power Development retired all of the notes payable under a revolving credit note, in the amount of $12.5 million.

In October 2002, Wisconsin Public Service retired $50.0 million of 7.30% first mortgage bonds that had reached maturity.

WPS Resources issued $100 million of 5.375% 10-year senior non-collateralized notes in November 2002. We used approximately $55 million of the net proceeds from the issuance of these notes to repay short-term debt incurred to provide equity capital to our subsidiaries and the remainder for other corporate purposes.

Wisconsin Public Service issued $150.0 million of 4.875% 10-year senior notes in December 2002. The senior notes are collateralized by a pledge of first mortgage bonds and may become non-collateralized if Wisconsin Public Service retires all of its outstanding first mortgage bonds. Wisconsin Public Service used approximately $72 million of the net proceeds from the issuance of the senior notes to acquire the De Pere Energy Center and $69 million to retire short-term debt. The balance of the net proceeds was used for other corporate utility purposes.


Credit Ratings

WPS Resources uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. We also periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We may seek nonrecourse financing for funding nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's
WPS Resources Corporation Senior unsecured debt Commercial paper Credit line syndication	A A-1 -	A1 P-1 A1
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa2 A2 P-1 Aa3

In November 2003, Moody's downgraded its long-term ratings for WPS Resources and Wisconsin Public Service one ratings level, leaving only commercial paper ratings unchanged. Moody's downgrade of WPS Resources was based principally on a gradual shift in the company's financial and business risk profile attributable to the growth of nonregulated businesses, the impact of weaker wholesale power markets, and a relatively high dividend payout. Moody's downgrade of Wisconsin Public Service is based on the expectation that the utility's substantial capital spending program will exceed its retained cash flow through 2007, which is likely to lead to a meaningful increase in debt. Following the downgrade, Moody's set the ratings outlook at stable for both WPS Resources and Wisconsin Public Service. We believe these ratings continue to be among the best in the energy industry, and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

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

WPS Resources and Wisconsin Public Service hold credit lines to back 100% of their commercial paper borrowing and letters of credit. These credit facilities are based on a credit rating of A-1/P-1 for WPS Resources and A-1+/P-1 for Wisconsin Public Service. A decrease in the commercial paper credit ratings could adversely affect the companies by increasing the interest rates at which they can borrow and potentially limiting the availability of funds to the companies through the commercial paper market. A restriction in the companies' ability to use commercial paper borrowing to meet their working capital needs would require them to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

WPS Energy Services maintains underlying agreements to support its electric and gas trading operations. In the event of a deterioration of WPS Resources' credit rating, many of these agreements allow the


counterparty to demand additional assurance of payment. This provision could pertain to existing business, new business or both with the counterparty. The additional assurance requirements could be met with letters of credit, surety bonds or cash deposits and would likely result in WPS Resources being required to maintain increased bank lines of credit or incur additional expenses, and could restrict the amount of business WPS Energy Services can conduct.

WPS Energy Services uses the NYMEX and over-the-counter financial markets to hedge its exposure to physical customer obligations. These hedges are closely correlated to the customer contracts, but price movements on the hedge contracts may require financial backing. Certain movements in price for contracts through the NYMEX exchange require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counterparty to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually only result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of December 31, 2003 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt principal and interest payments	$1,498.0	$ 112.9	$ 125.9	$126.8	$1,132.4
Operating leases	19.0	5.0	4.8	3.1	6.1
Commodity purchase obligations	3,052.7	2,016.7	718.4	243.9	73.7
Purchase orders	168.8	126.1	37.3	5.4	-
Capital contributions to equity method investment	206.5	47.3	96.4	62.8	-
Other	83.4	22.3	58.3	0.8	2.0
Total contractual cash obligations	$5,028.4	$2,330.3	$1,041.1	$442.8	$1,214.2

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. The energy supply contracts at WPS Energy Services summarized above generally have offsetting energy sale contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations. Other mainly represents expected pension and post-retirement funding obligations for the years of 2004 and 2005.

Capital Requirements

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures are expected to be approximately $1,264 million in the aggregate for the 2004 through 2006 period (upon the closing of the sale of the Kewaunee nuclear power plant, expenditures would decrease approximately $44.9 million during this period). The largest of these expenditures is for the construction of the 500-megawatt coal-fired generation facility near Wausau, Wisconsin, in which Wisconsin Public Service is expected to incur costs of $549 million between 2004 through 2006. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $12 million between 2004 and 2006 to fund construction of the transmission facilities required to support the generating facility. Other significant anticipated expenditures during this three-year period include:


  combustion turbines - $49 million
  pollution control equipment - $23 million
  corporate services infrastructures - $41 million
  automated meter reading - $35 million
  nuclear fuel - $33 million
  mercury control projects - $59 million

Other capital requirements for the three-year period include a potential contribution of $3.3 million to the Kewaunee nuclear power plant decommissioning trust fund (depending on the sale of the Kewaunee assets).

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the American Transmission Company. WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in American Transmission Company. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimates of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to make capital contributions of up to $128 million for our portion of the Wausau to Duluth transmission line. In exchange, we will receive increased ownership in the American Transmission Company.

WPS Resources expects to provide additional capital contributions of approximately $15 million to American Transmission Company in 2004 for other projects.

Upper Peninsula Power is expected to incur construction expenditures of about $45 million in the aggregate for the period 2004 through 2006, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

Capital expenditures identified at WPS Power Development for 2004 through 2006 are expected to be approximately $5 million, including $2.5 million at the Sunbury facility, which will be reimbursed by Duquesne Light Holdings if the sale of Sunbury is consummated (see Note 4 in Notes to WPS Resources Consolidated Financial Statements, Assets Held for Sale, for a more detailed discussion of the sale of the Sunbury facility).

Capital expenditures identified at WPS Energy Services for 2004 through 2006 are expected to be approximately $2.7 million.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends. Other capital expenditures for WPS Resources and its subsidiaries for 2004 through 2006 could be significant depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Resources may seek nonrecourse financing for a portion of the cost of these acquisitions.


Capital Resources

For the period 2004 through 2006, WPS Resources plans to use internally generated funds net of forecasted dividend payments, cash proceeds from pending asset sales, and debt and equity financings to fund capital requirements. WPS Resources plans to maintain current debt to equity ratios. Management believes WPS Resources has adequate financial flexibility and resources to meet its future needs.

WPS Resources has the ability to issue up to an additional $176.9 million of debt or equity under its currently effective shelf registration statement. Wisconsin Public Service has the ability to issue up to an additional $25.0 million of debt under its currently effective shelf registration statement. Wisconsin Public Service intends to file a new shelf registration statement in 2004 for an additional $350 million.

WPS Resources and Wisconsin Public Service have 364-day credit line syndications for $225.0 million and $115.0 million, respectively. The credit lines are used to back 100% of WPS Resources' and Wisconsin Public Service's commercial paper borrowing programs and letters of credit for WPS Resources. As of December 31, 2003, there was a total of $260.9 million available under the lines of credit, net of $28 million of outstanding commercial paper, and $50.7 million in cash and cash equivalents.

In 2003, WPS Resources announced the sale of WPS Power Development's Sunbury generation plant and Wisconsin Public Service announced the sale of its portion of the Kewaunee nuclear power plant. Both of these sales are expected to close in 2004. A portion of the proceeds related to the Sunbury sale may be used to pay the non-recourse debt related to the plant. A portion of the proceeds related to the Kewaunee sale will be used to retire debt at Wisconsin Public Service. The remainder of the proceeds from both the Sunbury and Kewaunee sales will be used by WPS Resources for investing activities and general corporate purposes of its subsidiaries, including reducing the amount of outstanding debt. For more information regarding the Sunbury and Kewaunee sale, see the discussion below.

Other Future Considerations

Sunbury Generation Plant

As a result of both market conditions and issues related to the physical performance of the plant, the Sunbury generation plant has not met our projected near-term financial performance levels. Market conditions continue to be depressed due to low prices for capacity. Sunbury also incurred significant outage time during 2003 to maintain and repair fuel handling and recently installed environmental control equipment that experienced accelerated wear from the use of low grade fuel in some of the units. Operational issues related to Sunbury have been resolved or a plan has been put in place to resolve them. WPS Resources made capital contributions of $18.5 million to Sunbury in 2003 to compensate for the impact of decreased capacity revenues, as well as adjustments to Sunbury's operating plan. For 2004, WPS Resources' Board of Directors has granted authorization to contribute up to $24.5 million of capital to Sunbury. These funds will be used to cover operating losses, make principal and interest payments, and purchase emission allowances.

On October 24, 2003, WPS Power Development entered into a definitive agreement to sell its Sunbury generation plant to a subsidiary of Duquesne Light Holdings for approximately $120 million, subject to certain working capital adjustments and regulatory approval. See Note 4 in Notes to WPS Resources Consolidated Financial Statements, Assets Held for Sale, for more information.

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service and Wisconsin Power and Light Company entered into a definitive agreement to sell the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. Wisconsin Public Service is a 59% owner of the Kewaunee nuclear power plant. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of


Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in 2004. Approval has already been obtained from the Iowa Public Utility Commission.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of the Kewaunee nuclear power plant. The pretax fair value of the non-qualified decommissioning trust's assets at December 31, 2003 was $115.1 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a fair value of $239.7 million at December 31, 2003. Wisconsin Public Service will request deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets is expected to be returned to customers under future rate orders.

Regulatory

Wisconsin

Effective March 21, 2003, Wisconsin Public Service received approval to increase Wisconsin retail electric rates $21.4 million (3.5%) and decrease Wisconsin retail natural gas rates $1.2 million (0.3%). The 2003 electric and retail natural gas rates reflect a 12.0% return on equity and allowed average equity of 55% in the utility's capital structure.

On April 1, 2003, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for authorization to increase retail electric rates and retail natural gas rates, effective January 1, 2004. The rate increases are necessary to recover the costs associated with the purchase of the De Pere Energy Center, fuel costs, maintenance of power production facilities, and employee benefits. On December 19, 2003, the Public Service Commission of Wisconsin issued a final written order authorizing a retail electric rate increase of $59.4 million (9.4%) and a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. The 2004 rates reflect a 12.0% return on equity. The Public Service Commission of Wisconsin also approved average equity of 56% in the utility's capital structure.

The amount of fuel and purchased power costs Wisconsin Public Service is authorized to recover in rates is established in its general rate filings. If the actual fuel and purchased power costs vary from the authorized level by more than 2% on an annual basis, Wisconsin Public Service is allowed, or may be required, to file an application adjusting rates for the remainder of the year to reflect actual costs for the year to date and updated projected costs. On October 29, 2003, Wisconsin Public Service filed to reduce rates by $1.9 million, due to a reduction in the costs of fuel and purchased power, for the period August 15, 2003 through December 31, 2003. On February 19, 2004, the Public Service Commission of Wisconsin approved a refund of $2.7 million, which represents the originally filed amounts, adjustments, and interest. This refund is expected to be credited to customer accounts in March 2004. A liability of $2.6 million was accrued as of December 31, 2003 in anticipation of this refund.

As a result of the Kewaunee nuclear power plant unplanned outage in late January and early February 2004 and other fuel cost increases in 2004, Wisconsin Public Service filed for a fuel cost increase of $7.4 million on February 27, 2004. The Public Service Commission of Wisconsin has scheduled a hearing for March 22, 2004 to determine the amount of the fuel cost increase to be recovered on an interim basis. Wisconsin Public Service expects that a final order will be issued in summer 2004 regarding this rate increase request.


Michigan

Wisconsin Public Service filed for an increase in electric rates in the first quarter of 2003. On July 21, 2003, the Michigan Public Service Commission authorized an increase in electric rates of $0.3 million and the recovery of an additional $1.0 million of transmission costs through the power supply cost recovery mechanism, effective July 22, 2003.

On December 20, 2002, the Michigan Public Service Commission approved an 8.95% increase in retail electric rates for customers of Upper Peninsula Power. The Michigan Public Service Commission granted an 11.4% return on equity with the new rates being effective December 21, 2002. This was the first base rate increase for Upper Peninsula Power in 10 years.

Michigan authorizes a one-for-one fuel and purchased power recovery mechanism for prudently incurred costs. Under the mechanism, the difference between actual and authorized fuel and purchased power costs is deferred until year-end. By March 31 of the following year, the utility must file a reconciliation of the actual costs to the authorized costs. Any under or over recovery is then recovered from rates or returned to the ratepayer through the end of the following year. The reconciliation is subject to review and intervention by customers. At December 31, 2003 Upper Peninsula Power had significantly under recovered fuel and purchased power costs due to the high costs of purchased power. Upper Peninsula Power intends to file, in March 2004, a reconciliation of the 2003 purchased power costs requesting recovery of $5.2 million. In addition, costs associated with the Presque Isle Power Plant outage have been deferred and are expected to be addressed along with other Dead River flood issues in the next rate case. Upper Peninsula Power expects a final decision regarding the recovery of the 2003 fuel costs no later than the end of 2004. Due to the level of the under recovery relative to Upper Peninsula Power's revenues, the deferred cost may be recovered over more than one year.

Federal

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, interim increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund if the final rate increase is less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. On March 4, 2004, the Federal Energy Regulatory Commission and Wisconsin Public Service reached a tentative settlement regarding the final rate increase. Wisconsin Public Service anticipates no material refunds or other adjustments to revenues recorded under the interim rates based on the terms of the tentative agreement. The final settlement is anticipated to be filed with the Federal Energy Regulatory Commission in the second quarter of 2004. This is Wisconsin Public Service's first rate increase for its wholesale electric customers in 17 years.

Asset Management Strategy

In 2001, WPS Resources initiated an asset management strategy, whereby assets, or business units, no longer required for operations would be disposed over the next 5 to 7 years in a manner that allows recognition of profits and provides capital for redeployment into new opportunities. In conjunction with the execution of a part of this strategy, the company has identified certain assets to be disposed of consisting primarily of land and some buildings, the sale of which is expected to provide basic earnings per share between $0.15 and $0.25, annually, through 2007.

OFF BALANCE SHEET ARRANGEMENTS - WPS RESOURCES

As part of normal business, WPS Resources and its subsidiaries enter into various guarantees providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.


The guarantees issued by WPS Resources include intercompany guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance. As such, these guarantees are excluded from the recognition, measurement, and disclosure requirements of Financial Accounting Standards Board Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

At December 31, 2003 and December 31, 2002, outstanding guarantees totaled $981.8 million and $652.2 million, respectively, as follows:
WPS Resources' Outstanding Guarantees (Millions)	December 31, 2003	December 31, 2002
Guarantees of subsidiary debt	$ 39.7	$ 38.8
Guarantees supporting commodity transactions of subsidiaries	874.4	584.3
Standby letters of credit	61.1	22.7
Surety bonds	1.1	6.4
Other guarantee	5.5	-
Total guarantees	$981.8	$652.2

WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At December 31, 2003	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years

Guarantees of subsidiary debt	$ 39.7	$ 12.5	$ -	$ -	$ 27.2
Guarantees supporting commodity transactions of subsidiaries	874.4	769.3	83.4	21.2	0.5
Standby letters of credit	61.1	53.4	7.7	-	-
Surety bonds	1.1	1.1	-	-	-
Other guarantee	5.5	-	-	-	5.5
Total guarantees	$981.8	$836.3	$91.1	$21.2	$33.2

At December 31, 2003, WPS Resources had outstanding $39.7 million in corporate guarantees supporting indebtedness. Of that total, $39.5 million supports outstanding debt at two of WPS Power Development's subsidiaries. The underlying debt related to these guarantees is reflected on the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.2 billion to support the business operations of WPS Energy Services. WPS Resources primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide counterparties the assurance that WPS Energy Services will perform on its obligations and permit WPS Energy Services to operate within these markets. The amount of guarantees actually issued by WPS Resources to support the business operations at WPS Energy Services at December 31, 2003 was $840.2 million and this is reflected in the table above. The amount actually supported is dependent on the amount of outstanding business WPS Energy Services has with the counterparties holding the guarantees at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guarantees on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

At December 31, 2003, WPS Resources had issued $34.1 million in corporate guarantees to support the business operation of WPS Power Development, which are reflected in the above table. WPS Resources


issues the guarantees for indemnification obligations related to business purchase agreements and counterparties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guarantees at any point in time. WPS Resources reflects WPS Power Development's obligations supported by these parental guarantees on its consolidated balance sheet as either accounts payable or other liabilities. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $30.0 million to support business operations at WPS Power Development in addition to guarantees that have received specific authorizations.

Another $0.1 million of corporate guarantees support energy supply at Upper Peninsula Power and are not reflected on WPS Resources' consolidated balance sheet. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15 million to support the business operations of Upper Peninsula Power. Corporate guarantees issued in the future under the Board authorized limit may or may not be reflected on WPS Resources' consolidated balance sheet, depending on the nature of the guarantee.

At WPS Resources' request, financial institutions have issued $61.1 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At December 31, 2003, WPS Resources furnished $1.1 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

Other guarantee of $5.5 million listed on the above table was issued by Wisconsin Public Service to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the consolidated balance sheet.

WPS Resources has not identified any material variable interest entities created, or interests in variable entities obtained, after January 31, 2003 that require consolidation or disclosure under the Financial Accounting Standard Board's revised Interpretation No. 46 ("46R"), and we continue to assess the existence of any interests in variable interest entities, not classified as special purpose entities, created on or prior to January 31, 2003. The application of Interpretation No. 46R was required for interests in special-purpose entities for periods ending after December 15, 2003. WPSR Capital Trust I was deconsolidated from the Consolidated Financial Statements of WPS Resources at December 31, 2003, as required by the provisions of Interpretation No. 46R related to special purpose entities. As a result of the deconsolidation, WPS Resources recorded a $1.5 million investment in the Trust within other current assets and a $51.5 million note payable to preferred stock trust, respectively, within the Consolidated Balance Sheet. Refer to Note 15 of WPS Resources' Notes to the Consolidated Financial Statements for further information about the deconsolidation of WPSR Capital Trust I.

WPS Resources currently anticipates that we will disclose information about a variable interest entity upon implementation of Interpretation No. 46R in the first quarter of 2004. Through an affiliate of WPS Power Development, Inc., WPS Resources owns a partial interest in a synthetic fuel production facility located in Kentucky and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. At December 31, 2003, WPS Resources' had a 23% ownership interest in the synthetic fuel facility. Section 29 tax credits generated by the facility are currently scheduled to expire at the end of 2007. WPS Resources' maximum exposure to loss as a result of our involvement with this potential variable interest entity is limited to our investment in the entity, which is not significant at December 31, 2003. Currently, we do not believe that WPS Resources is the primary beneficiary of this entity and do not


anticipate consolidation of the synthetic fuel facility upon adoption of Interpretation No. 46R in the first quarter of 2004.

TRADING ACTIVITIES - WPS RESOURCES

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management activities during the 12 months ended December 31, 2003.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2003	$(7.1)	$11.0	$ 3.9
Less - contracts realized or settled during period	(15.0)	(2.1)	(17.1)
Plus - fair value of new contracts entered into during period	9.3	1.6	10.9
Other changes in fair value	16.4	-	16.4
Cumulative effect of rescission of Issue No. 98-10	9.7	(4.2)	5.5
Fair value of contracts at December 31, 2003	$13.3	$ 6.3	$ 19.6

The fair value of contracts at January 1, 2003 and December 31, 2003 reflect the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period include the value of contracts in existence at January 1, 2003 that were no longer included in the net mark-to-market assets as of December 31, 2003 and the amortization of those derivatives designated as normal purchases and sales under Statement No. 133. Mark-to-market gains and losses related to contracts that were entered into subsequent to January 1, 2003, that are still included in WPS Energy Services' portfolio at December 31, 2003, are included in the fair value of new contracts entered into during the period. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. The "Other changes in fair value" line in the table primarily represents the reversal of the change in the fair value of gas storage contracts as of January 1, 2003. With the rescission of Issue No. 98-10, natural gas storage contracts are accounted for on an accrual basis and are no longer adjusted to fair value. The cumulative effect of rescission of Issue No. 98-10 is the reversal of the December 31, 2002 risk management assets and liabilities that no longer qualify for mark-to-market accounting with the rescission of Issue No. 98-10 as required by Issue No. 02-03.


WPS Energy Services, Inc. Derivative Contract Aging at Fair Value As of December 31, 2003
Source of Fair Value (Millions)	Maturity less than 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted	$6.0	$(0.1)	-	-	$ 5.9
Prices provided by external sources	4.3	5.5	-	-	9.8
Prices based on models and other valuation methods	1.2	2.7	-	-	3.9
Total fair value	$11.5	$ 8.1	-	-	$19.6

"Prices actively quoted" includes NYMEX contracts. "Prices provided by external sources" includes basis swaps and over-the-counter contracts. "Prices based on models and other valuation methods" includes some retail natural gas and electric contracts due to the volume optionality that exists in those contracts. We derive the pricing for all contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

WPS Energy Services, as a result of WPS Power Development's acquisition of generating assets in New York, has acquired transmission congestion contracts, which are financial contracts, that hedge price risk between zones within the New York Independent System Operator. The contracts were marked to fair value using a combination of modeled forward prices and market quotes. The fair market value of the contracts at December 31, 2003 was $1.3 million.

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

Risk Management Activities

WPS Resources has entered into contracts that are accounted for as derivatives under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. At December 31, 2003, those derivatives not designated as hedges are primarily commodity contracts to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction, and as a result, such expectations and intentions are documented. Cash flow hedge accounting treatment may be used when WPS Resources contracts to buy or sell a commodity at a fixed price for future delivery corresponding with anticipated physical sales or purchases. Fair value hedge accounting may be used when WPS Resources holds firm commitments and enters into transactions that hedge the risk that the price of a commodity may change between the contract's inception and the physical delivery date of the


commodity. To the extent that the fair value of a hedge instrument is fully effective in offsetting the transaction being hedged, there is no impact on income available for common shareholders prior to settlement of the hedge. In addition, WPS Resources may apply the normal purchases and normal sales exemption, provided by Statement No. 133, as amended, to certain contracts. The normal purchases and sales exception provides that no recognition of the contract's fair value in the consolidated financial statements is required until the settlement of the contract.

Derivatives contracts that are determined to fall within the scope of Statement No. 133, as amended, are recorded at fair value on the Consolidated Balance Sheet of WPS Resources. Changes in fair value, except those related to derivative instruments designated as cash flow hedges, are generally included in the determination of income available for common shareholders at each financial reporting date until the contracts are ultimately settled. When available, quoted market prices are used to record a contract's fair value. If no active trading market exists for a commodity or for a contract's duration, fair value is estimated through the use of internally developed valuation techniques or models. Such estimates require significant judgment as to assumptions and valuation methodologies deemed appropriate by WPS Resources' management. As a component of the fair value determination, WPS Resources maintains reserves to account for the estimated costs of servicing and holding certain of its contracts based upon administrative costs, credit/counterparty risk, and servicing margin with both fixed and variable components. The effect of changing both the administrative costs and credit/counterparty risk assumptions is as follows:

Change in Assumption (Millions)	Effect to Operating Reserve at December 31, 2003
100% increase	$1.6
50% decrease	$(0.8)

These potential changes to the operating reserve would be shown as part of the Nonregulated cost of fuel, gas and purchased power on the Consolidated Statements of Income and Assets/Liabilities from risk management activities on the Consolidated Balance Sheets.

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

The primary estimates used at WPS Power Development in this process are future revenue streams and operating costs. A combination of input from both internal and external sources is used to project revenue streams. WPS Power Development's operations group projects future operating costs with input from external sources for fuel costs and forward energy prices. These estimates are modeled over the projected remaining life of the power plants using the methodology defined in Statement No. 144. WPS Power Development evaluates property, plant, and equipment for impairment whenever indicators of impairment exist. Statement 144 requires that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be


recognized in the financial statements. The amount of impairment recognized is calculated by reducing the carrying value of the asset to its fair value.

Throughout 2003, WPS Power Development tested power plants for recoverability whenever events or changes in circumstances indicated that their carrying amount may not be recoverable. No impairment charges were recorded in 2003 as a result of these recoverability tests.

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

Receivables and Reserves

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

WPS Resources reserves for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet. Wisconsin Public Service records a regulatory asset to offset its uncollectible reserve. Due to the nature of the nonregulated energy marketing business having higher credit risk, the reserve is more critical to WPS Energy Services than to our other segments. At WPS Energy Services, the reserve is based on historical uncollectible experience and specific customer identification where practical. If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to the expense and uncollectible reserve balance.

Pension and Postretirement Benefits

The costs of providing non-contributory defined pension benefits and other postretirement benefits described in Note 19 to the Consolidated Financial Statements, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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


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

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. The chart below reflects an increase or decrease in the percentage for each assumption, and how each change would impact the projected benefit obligation, our net amount recognized on the balance sheet, and our reported annual pension cost on the income statement as they relate to our two large qualified pension plans. Each sensitivity below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Projected Benefit Obligation	Impact on Net Amount Recognized	Impact on Pension Cost
Discount rate	(0.5)	$34.0	$(0.6)	$ 0.6
Discount rate	0.5	(37.6)	0.7	(0.7)
Rate of return on plan assets	(0.5)	N/A	(2.7)	2.7
Rate of return on plan assets	0.5	N/A	2.7	(2.7)

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. The chart below reflects an increase or decrease in the percentage for each assumption and how each change would impact the projected other postretirement benefit obligation, our reported other postretirement benefit liability on the balance sheet, and our reported annual other postretirement benefit cost on the income statement. Each sensitivity below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on Postretirement Benefit Liability	Impact on Postretirement Benefit Cost
Discount rate	(0.5)	$21.6	$2.5	$2.5
Discount rate	0.5	(20.0)	(1.8)	(1.8)
Health care cost trend rate	(1.0)	(37.4)	(5.6)	(5.6)
Health care cost trend rate	1.0	48.6	6.3	6.3
Rate of return on plan assets	(0.5)	N/A	0.6	0.6
Rate of return on plan assets	0.5	N/A	(0.6)	(0.6)

In selecting an assumed discount rate, we consider long-term Corporate Aa rated bond yield rates. In selecting an assumed rate of return on plan assets, we consider the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the benefit trust portfolios.

The fair value of pension plan assets increased $92.7 million in 2003, decreased $47.8 million in 2002, and decreased $13.7 million in 2001. As further described in Note 19 to the Consolidated Financial Statements, as a result of the declining interest rate environment, we were required to recognize an additional minimum liability as prescribed by Statement No. 87. The liability was recorded as an intangible asset, a regulatory asset, and a reduction to common equity through a charge to Other comprehensive income. The charge to Other comprehensive income could be restored through common equity in future periods to the extent fair value of trust assets exceed the accumulated benefit obligation. Also, pension cost and cash funding requirements could increase in future years without continued improved asset returns.


The fair value of other postretirement benefit plan assets increased $23.7 million in 2003, decreased $14.8 million in 2002, and decreased $4.4 million in 2001. In selecting assumed health care cost trend rates, we consider past performance and forecasts of health care costs. WPS Resources adjusted its health care cost trend rates upwards each of the last two years in an attempt to keep our health care cost trend rates in line with the rapidly increasing health care costs the country and WPS Resources have faced. Also, other postretirement benefit cost and cash funding could increase in future years without continued improved asset returns.

Regulatory Accounting

The electric and gas utility segments of WPS Resources follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain items that would otherwise be immediately recognized as expenses and revenues because our regulators have authorized deferral as regulatory assets and regulatory liabilities for future recovery or refund to customers. Future recovery of regulatory assets is not assured, but are generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as regulatory environment changes and the status of any pending or potential deregulation legislation. Once approved, we reduce regulatory assets and liabilities by recognition in income over the rate recovery period. If not approved, these regulatory assets or liabilities would be recognized in income in the then current period.

If our electric and gas utility segments no longer meet the criteria for applying Statement No. 71, we would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs. A write-off of all WPS Resources' regulatory assets and regulatory liabilities at December 31, 2003 would result in a 3.0% decrease in total assets, a 9.4% decrease in total liabilities, and a 122.5% increase in Income before taxes.

Tax Provision

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or benefit within the tax provisions in the statements of operations.


RELATED PARTY TRANSACTIONS - WPS RESOURCES

WPS Resources has investments in related parties that are accounted for under the equity method of accounting. These include the investment at WPS Investment, LLC, (a consolidated subsidiary of WPS Resources), in American Transmission Company, LLC and Guardian Pipeline, LLC, Wisconsin Public Service's investment in Wisconsin River Power Company, WPS Resources' investment in WPSR Capital Trust I, and WPS Nuclear Corporation's (a consolidated subsidiary of WPS Resources) investment in Nuclear Management Company.

American Transmission Company, LLC is a for-profit, transmission-only company that owns, plans, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois. At December 31, 2003, WPS Investment's ownership in American Transmission Company was 19.8%. Wisconsin Public Service and Upper Peninsula Power recorded related party transactions for services provided to and network transmission services received from American Transmission Company during 2003, 2002, and 2001. Charges to American Transmission Company for services provided by Wisconsin Public Service were $14.4 million, $12.9 million, and $11.3 million in 2003, 2002, and 2001, respectively. Upper Peninsula Power charged $7.6 million, $5.8 million, and $2.7 million for 2003, 2002, and 2001, respectively, for services provided. Network transmission costs paid to American Transmission Company by Wisconsin Public Service were $33.6 million, $31.0 million, and $25.2 million in 2003, 2002, and 2001, respectively. Upper Peninsula Power recorded network transmission costs of $4.4 million, $5.0 million, and $3.3 million in 2003, 2002, and 2001, respectively.

Guardian Pipeline, LLC owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois into southern Wisconsin. WPS Investments, LLC purchased its 33% interest in Guardian Pipeline, LLC on May 30, 2003.

Wisconsin River Power Company, of which Wisconsin Public Service owns 50% of the voting stock, operates an oil-fired combustion turbine and two hydroelectric plants on the Wisconsin River. The energy output from the hydroelectric plants is sold in equal parts to the three companies that previously owned equal portions of all the outstanding stock of Wisconsin River Power (Wisconsin Public Service, Wisconsin Power and Light, and Consolidated Water Power). The electric power from the combustion turbine is sold in equal parts to Wisconsin Public Service and Wisconsin Power and Light. Wisconsin Public Service recorded related party transactions for service provided to and purchases from Wisconsin River Power during 2003, 2002, and 2001. Revenues from service provided to Wisconsin River Power were $1.4 million, $1.5 million, and $0.9 million for 2003, 2002, and 2001, respectively. Purchases from Wisconsin River Power by Wisconsin Public Service were $2.0 million, $2.1 million, and $1.7 million for 2003, 2002, and 2001, respectively.

WPSR Capital Trust I was deconsolidated from the Consolidated Financial Statements of WPS Resources at December 31, 2003, as required by the provisions of Financial Accounting Standards Board's revised Interpretation No. 46 ("46R") related to special purpose entities. Refer to Note 15 of WPS Resources' Notes to the Consolidated Financial Statements for further information on the deconsolidation of WPSR Capital Trust I. As a result of the deconsolidation, WPS Resources recorded a $1.5 million investment in the Trust within other current assets and a $51.5 million note payable to preferred stock trust, a related party, within the Consolidated Balance Sheet at December 31, 2003. Prior periods have not been restated per the transition provisions of Interpretation No. 46R. The Trust remains consolidated within the December 31, 2002 Consolidated Balance Sheet and the interest payments on the debentures are reflected within interest expense and distributions on trust preferred securities on the Consolidated Statements of Income for all years presented.

On January 8, 2004, we redeemed all of the subordinated debentures that were initially issued to the Trust for $51.5 million and paid accrued interest of $0.1 million. This action required the Trust to redeem an equal amount of trust securities at face value plus any accrued interest and unpaid distributions. As a result of these transactions, the Trust has been dissolved effective January 8, 2004.


The Nuclear Management Company is owned by affiliates of five utilities in the upper Midwest and operates the six nuclear power plants of these utilities. At December 31, 2003 WPS Nuclear Corporation's ownership in Nuclear Management Company was 20%. Wisconsin Public Service recorded related party transactions for services provided by Nuclear Management Company for the management and operation of the Kewaunee nuclear plant. Management service fees paid to Nuclear Management Company by Wisconsin Public Service were $25.2 million, $24.6 million, and $16.4 million in 2003, 2002, and 2001, respectively. Management service fees paid to Nuclear Management Company in 2003 and 2002 reflect a 17.8% increase in Wisconsin Public Service's ownership of the Kewaunee plant after acquiring Madison Gas and Electric Company's ownership in the Kewaunee plant on September 24, 2001.

TRENDS - WPS RESOURCES

Environmental

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

WPS Power Development is subject to regulation by the United States Environmental Protection Agency and environmental regulation in Maine, New York, Pennsylvania, and Wisconsin with respect to thermal and other discharges from its power plants. New legislation could negatively impact future cash flows and impact WPS Power Development's ability to compete with regulated utilities, which are allowed recovery of these costs.

WPS Energy Services is not directly subject to significant environmental regulations at this time.

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites, two of which were previously owned by Wisconsin Fuel and Light. As of the fall of 2003, cleanup of the land portion at five sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. River sediment remains to be addressed at six sites with sediment contamination. Wisconsin Public Service estimates remaining future undiscounted investigation and cleanup costs for all remaining site work to be $36.2 million to $40.6 million and recorded a $36.2 million liability for gas plant cleanup with an offsetting regulatory asset at December 31, 2003. Wisconsin Public Service expects to recover cleanup costs net of insurance recoveries in future customer rates.

The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions began in 2003 and will gradually increase through 2007. Wisconsin Public Service owns 31.8% of Edgewater Unit 4, which is located in the ozone non-attainment area. A compliance plan for this unit was initiated in 2000. Wisconsin Public Service's share of the costs of this project is expected to be approximately $5 million. The project is nearly complete. Wisconsin Public Service has incurred approximately $4.9 million on this project as of December 31, 2003.

The State of Wisconsin is also seeking voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the


Columbia Energy Center. Wisconsin Public Service owns 31.8% of the Columbia facility. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.

Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard. Wisconsin Public Service expects that compliance with a future limit can be achieved by managing the coal supply quality. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against other unaffiliated utilities. In these enforcement proceedings, the United States Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the United States Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the United States Environmental Protection Agency is claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam and Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

The Wisconsin Department of Natural Resources initiated a rulemaking effort to control mercury emissions. Coal-fired generation plants are the primary targets of this effort. The proposed rule was open to comment in October 2001. As proposed, the rule requires phased-in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost approximately $163 million to achieve the proposed 90% reductions. Presently, the proposed rule is on hold, and it is uncertain if the state will proceed to finalize the regulations.

In December 2003, the United States Environmental Protection Agency proposed mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. In addition, the United States Environmental Protection Agency proposed the Interstate Air Quality rule, which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin. Wisconsin Public Service is in the process of studying the proposed rules. As to the mercury "maximum achievable control technology" proposal, it requires existing units burning sub-bituminous coal to achieve an annual average mercury emission rate limit of 5.8 pounds per trillion Btu on a unit-by-unit or plant-wide basis. New units must achieve an emission rate limit of 0.020 pounds per gigawatt-hour. If the proposed rule is promulgated, Wisconsin Public Service's current analysis indicates that the emission control equipment on the existing units may be sufficient to achieve the proposed limitation. New units will require additional mercury control techniques to reduce mercury emissions by 65% to 85%. Mercury control technology is still in development. Wisconsin Public Service is assessing potential mercury control technologies for application to future new coal-fired units.

The Interstate Air Quality rule proposal allows the affected states (including Wisconsin) to either require utilities located in the state to participate in an interstate cap and trade program or meet the state's


emission budget for nitrogen oxide and sulfur dioxide through measures to be determined by the state. Wisconsin has not stated a preference as to which option it would select in the event the rule becomes final. While the effect of the rule on Wisconsin Public Service's facilities is uncertain for planning purposes, it is assumed that additional nitrogen oxides and sulfur dioxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of Wisconsin Public Service's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before the proposed 2010 compliance date. On a preliminary basis and assuming controls or conversion is required, Wisconsin Public Service estimates a cost of $288 million in order to meet a 2010 compliance date. This estimate is based on costs of current control technology.

The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. Although WPS Power Development has some emission allowances for 2004 for the Sunbury facility, it may need to purchase approximately 10,000 to 15,000 additional allowances at market rates, to meet its 2004 requirements.

Energy and Capacity Prices

Prices for electric energy and capacity have been extremely volatile over the past three years. WPS Resources' nonregulated entities are impacted by this volatility, which has been driven by the exit of many of the largest speculative traders, the slow down in the economy, and significant overbuilding of generation capacity.

Although electric energy prices are currently high due to increased natural gas prices, we expect that electric capacity prices will continue to be depressed for several years. Pressure on capacity prices will continue until existing reserve margins are depleted either by load growth or capacity retirements. WPS Power Development has been negatively impacted by the depressed capacity prices and volatile energy prices discussed above, and as a result we have taken certain steps to reduce our exposure to the merchant marketplace.

On October 23, 2003, a definitive agreement was signed to sell WPS Power Development's Sunbury generating facility to a subsidiary of Duquesne Light Holdings. The pending sale will allow us to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles. In addition, in January 2004, WPS Power Development entered into an agreement to lease most of its generation relating to continuing operations to WPS Energy Services. WPS Energy Services will utilize various financial tools, including forwards and options, to limit exposure and extract additional value from volatile commodity prices.

Synthetic Fuel Operation

We have significantly reduced our consolidated federal income tax liability for the past four years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. In order to maximize the value of our synthetic fuel production facility, we have reduced our interest in the facility from 67% to 23% through sales to third parties (see Note 6, Acquisitions and Sales of Assets). Our ability to fully utilize the Section 29 tax credits that remain available to us in connection with our remaining interest in the facility will depend on whether the amount of our federal income tax liability is sufficient to permit the use of such credits. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29. Section 29 tax credits are currently scheduled to expire at the end of 2007.

On June 27, 2003, the Internal Revenue Service announced that it had reason to question the scientific validity of certain test procedures and results that have been presented by certain taxpayers to qualify for Section 29 credits. The Internal Revenue Service also announced that it was reviewing information


regarding these test procedures and practices. However, on October 29, 2003, the Internal Revenue Service announced that it had closed its investigation and concluded that such tests and procedures were scientifically valid if properly applied and indicated it would issue additional guidance on future sampling and testing. WPS Resources believes that its synthetic fuel facility does and will comply with such guidelines.

As a result of the June 2003 Internal Revenue Service announcement, on August 1, 2003, WPS Resources received notice from the Internal Revenue Service that the WPS Resources' affiliate through which it holds an ownership interest in a synthetic fuel facility was under review for the 2001 tax period and that, depending upon the review of the affiliate's 2001 tax return, the Internal Revenue Service might reexamine the affiliate's 2000 tax return. However, following the October announcement that the Internal Revenue Service was closing its investigation, WPS Resources' received preliminary notice in January 2004 that both audits related to this issue have closed without adjustment. Future years remain open to audit. We continue to believe that the facility has been operated in compliance with the requirements of Section 29.

The Permanent Subcommittee on Investigations of the Senate Committee on Governmental Affairs has been conducting an investigation of the synthetic fuel industry and their use of Section 29 tax credits. Pursuant to its invitation, on January 30, 2004, we answered questions of the Committee regarding our synthetic fuel facility. It is not known when the investigation will be completed and what impact, if any, such investigation may have on future legislation or the enforcement policy of the Internal Revenue Service.

We have recorded approximately $81.3 million of Section 29 tax credits as reductions of income tax expense from the project's inception in June 1998 through December 31, 2003. As a result of alternative minimum tax rules, about $52.3 million of this tax benefit has been carried forward as a deferred tax asset as of December 31, 2003. Future payments under one of the agreements covering the sale of a portion of our interest in the facility are contingent on the facility's continued production of synthetic fuel. Any disallowance of some or all of those tax credits would materially affect the related deferred tax account, as well as future tax obligations. Additionally, such disallowances may also result in a reduction of the level of synthetic fuel production at the facility, thus reducing the likelihood and amount of future payments under that agreement. Future tax legislation and Internal Revenue Service review may also affect the value of the credits and the value of our share of the facility.

Industry Restructuring

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

Deregulation of the electric and natural gas utilities has begun in Wisconsin, particularly for natural gas service. Currently, the largest natural gas customers can purchase natural gas from suppliers other than their local utility.  Efforts are underway to make it easier for smaller natural gas customers to do the same. In addition, the Public Service Commission of Wisconsin has been studying how to deregulate the state's electric supply. We believe electric deregulation inside Wisconsin is at least several years off as the state is focused on improving reliability by building more generation and transmission facilities and creating fair market rules. As electric choice occurs, we believe we will lose some generation load, which could negatively impact future cash flows, but will retain the delivery revenues and margin. Also, the capacity that is freed up should be competitive in our marketplace. Deregulation of electricity is present in Michigan; however, no customers have chosen an alternative electric supplier and no alternative electric suppliers have offered to serve any customers in Michigan's Upper Peninsula due to the lack of transmission capacity in the areas we serve, which is a barrier to competitive suppliers entering the market.


In February 2004 the Michigan Public Service Commission issued an interim order providing electric rate relief to Detroit Edison in a manner that could negatively impact the competitive electric supply market in the area served by this utility. As a result of the interim order, customers of competitive electric suppliers will experience a decrease in cost savings compared to the bundled utility rate, potentially making electric choice less attractive to energy consumers. WPS Energy Services serves customers in the impacted area and therefore the interim order could negatively impact future electric revenues and margins at this business. We will work to obtain modifications to the interim order as the final rate order is not expected until September 2004.

New Accounting Pronouncements

Impact of Issue 02-03 on WPS Energy Services' Revenues

As required, on January 1, 2003, WPS Energy Services adopted Issue No. 02-03. Upon adoption, Issue 02-03 required revenues related to derivative instruments classified as trading to be reported net of related cost of sales for all periods presented. Prior to January 1, 2003, WPS Energy Services classified all its activities as trading in accordance with the accounting standards in effect at that time. Consistent with the new accounting standards under Issue 02-03, effective January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices. As a result of the change in the definition of trading, a larger portion of WPS Energy Services' business activities were classified as trading in 2002 than in 2003. Therefore, previously reported revenues for 2002 and 2001 have been reclassified to be shown net of cost of fuel, natural gas, and purchased power, while most 2003 revenues continue to be reported on a gross basis. The retroactive reclassification to net revenues and cost of sales for 2002 and 2001 trading activities resulted in a $1,127.4 million and $1,243.7 million decrease to WPS Resources' previously reported consolidated nonregulated revenues, respectively, and a corresponding $1,127.4 million and $1,243.7 million decrease to previously reported consolidated nonregulated cost of fuel, natural gas, and purchased power for the years ended December 31, 2002 and 2001, respectively. Neither margins, income, nor cash flows for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03.

Asset Retirement Obligations

Effective January 1, 2003, WPS Resources adopted Statement No. 143. Under the new accounting standard, WPS Resources recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over their useful life. Legal retirement obligations identified for the regulated segments of WPS Resources relate primarily to the final decommissioning of the Kewaunee nuclear power plant. The nonregulated segments identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury generation plant. The adoption of Statement No. 143 had no impact on the earnings or cash flows of the regulated segment as the effects were offset by the establishment of regulatory assets and liabilities pursuant to Statement No. 71, "Accounting for the Effects of Certain Types of Regulation," and reduced earnings of the nonregulated segment by $0.3 million, recorded as a cumulative effect of change in accounting principle. Upon implementation of Statement No. 143 in the first quarter of 2003, we recorded a net asset retirement cost of $90.8 million (decreased to $78.5 million at December 31, 2003 due to depreciation being recorded) and an asset retirement obligation of $324.8 million upon adoption of Statement No. 143 (increased to $344.0 million at December 31, 2003 as a result of accretion being recorded). The difference between previously recorded liabilities of $290.5 million and the cumulative effect of adopting Statement No. 143 was deferred to a regulatory liability pursuant to Statement No. 71.

Costs of Removal

The utility segments of WPS Resources recognize removal costs for utility assets. Historically, these removal costs were reflected as a component of depreciation expense and accumulated depreciation in


accordance with regulatory treatment. The Staff of the Securities and Exchange Commission recently expressed their views on the balance sheet classification of these costs of removal and required that the amounts be reclassified from accumulated depreciation to a liability. As a result, WPS Resources reclassified $463.3 million of removal costs from accumulated depreciation to nuclear decommissioning and other costs of removal at December 31, 2002. WPS Resources identified legal retirement obligations associated with the removal of certain utility assets upon implementation of Statement No. 143 in January 2003. Upon the adoption of Statement No. 143 on January 1, 2003, costs of removal with associated legal obligations of $290.5 million were removed from nuclear decommissioning and other costs of removal as these costs are now accounted for as asset retirement obligations. Costs of removal that were not identified as having an associated legal retirement obligation were reclassified from nuclear decommissioning and other costs of removal to a regulatory liability at December 31, 2003. Income available for common shareholders and cash flows were not impacted by this accounting change.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the Financial Accounting Standards Board issued a revision to Interpretation No. 46 ("46R") in order to clarify some of the provisions of Interpretation No. 46 and to exempt certain entities from its requirements. The effective implementation date of Interpretation No. 46 was also modified by Interpretation No. 46R. The application of Interpretation No. 46R was required for financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. WPS Resources identified WPSR Capital Trust I as a special purpose entity that is within the scope of Interpretation No. 46R. See Note 15, "Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Preferred Stock Trust," for further discussion of the impacts of implementing this portion of Interpretation No. 46R on the financial statement of WPS Resources. For all other types of variable interest entities, the application of Interpretation No. 46R will be required in the first quarter of 2004. We do not anticipate a significant impact to the financial statements of WPS Resources in the first quarter of 2004 as a result of adopting the remaining provisions of Interpretation No. 46R.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In January 2004, the Financial Accounting Standards Board Issued Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was signed into law on December 8, 2003. Regardless of whether a sponsor elects that deferral, the FSP required certain disclosures pending further consideration of the underlying accounting issues. In accordance with FSP 106-1, we have elected to defer accounting for the effects of this legislation until authoritative guidance on the accounting for the legislation is issued. Refer to Note 19 of WPS Resources' Notes to the Consolidated Financial Statements for further information.


IMPACT OF INFLATION - WPS RESOURCES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and report operating results in terms of historic cost. The statements provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, Wisconsin Public Service's and Upper Peninsula Power's projected operating costs are recoverable in revenues. Because rate forecasting assumes inflation, most of the inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, Wisconsin Public Service and Upper Peninsula Power are only allowed to recover the historic cost of plant via depreciation.


RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service Corporation is a regulated electric and natural gas utility as well as a holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 64% of revenues in 2003, while gas operations contributed 36% to 2003 revenues.

2003 Compared with 2002

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's 2003 and 2002 results of operations are shown in the following table:
Wisconsin Public Service's Results (Millions)	2003	2002	Change

Operating revenues	$1,129.1	$1,007.6	12%
Earnings on common stock	78.9	83.1	(5%)

Wisconsin retail electric and wholesale electric rate increases together with higher natural gas prices contributed to the increase in operating revenues in 2003.

Earnings from electric utility operations were $53.6 million in 2003 compared with $58.6 million in 2002. Earnings from gas utility operations were $15.7 million in 2003 compared with $18.4 million in 2002. The decrease in electric earnings at Wisconsin Public Service was attributable to a delay in receiving 2003 retail electric rate relief, together with rising operating expenses (primarily pension and medical costs). Rate relief for these increasing operating costs was expected on January 1, 2003; however, the increase in retail electric rates granted by the Public Service Commission of Wisconsin was not effective until March 21, 2003. The decrease in gas utility earnings is also due to rising operating expenses, together with a decrease in the natural gas rates allowed by the Public Service Commission of Wisconsin in 2003 compared to 2002.

Electric Utility Operations
Electric Utility Results (Millions)	2003	2002	Change

Revenues	$724.9	$696.9	4%
Fuel and purchased power	225.0	217.2	4%
Margins	$499.9	$479.7	4%

Sales in kilowatt-hours	13,411.4	13,579.7	(1%)

Electric utility revenues increased $28.0 million, or 4%, in 2003 compared to 2002. The increase is largely due to retail and wholesale electric rate increases for the Wisconsin and Michigan customers in accordance with new rate orders.

Due primarily to the electric rate increases, electric margins at Wisconsin Public Service increased $20.2 million, or 4%, in 2003. Electric margins were also impacted favorably by a change in sales mix in 2003. While total sales volumes remained basically unchanged in 2003 compared to 2002, sales volumes to higher margin residential and commercial and industrial customers increased slightly. The increase in sales volumes to these higher margin customer classes reflects growth within Wisconsin Public Service's service area and recent changes in the economy. These increases were partially offset by cooler weather during the cooling season for the year ended December 31, 2003 compared to the year ended December 31, 2002.


The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. See Liquidity and Capital Resources - Wisconsin Public Service, Other Future Considerations, Regulatory for information on fuel filings related to 2003.

Gas Utility Operations
Gas Utility Results (Millions)	2003	2002	Change

Revenues	$404.2	$310.7	30%
Purchase costs	291.0	198.6	47%
Margins	$113.2	$112.1	1%

Throughput in therms	854.5	845.4	1%

Gas utility revenues increased $93.5 million, or 30%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in gas utility revenues is mostly due to a 39% increase in the average cost of natural gas for the year ended December 31, 2003 compared to the prior year, partially offset by the 0.3% decrease in retail natural gas rates ordered by the Public Service Commission of Wisconsin, effective March 21, 2003.

The natural gas utility margin for the year ended December 31, 2003 increased $1.1 million, or 1%, compared to the year ended December 31, 2002. The increase in the natural gas utility margin can be attributed to a 1% increase in natural gas throughput volumes in 2003 compared to 2002. Natural gas throughput volumes to our higher margin residential and commercial and industrial customers increased 6% in the aggregate, mostly as a result of colder weather in 2003 compared to 2002. Natural gas throughput volumes to our lower margin transport customers decreased 5% due to the rising price of natural gas together with their ability to use alternate fuel sources.

Wisconsin Public Service passes changes in the cost of gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission under current regulatory practice.

Other Expenses/Income

Utility operating and maintenance expense increased $28.2 million, or 9%, for the year ended December 31, 2003 compared to the prior year. Approximately $17 million of the increase reflects higher pension, postretirement medical and active medical costs. The remaining increase pertains to costs incurred for plant maintenance related to the Kewaunee nuclear power plant's scheduled refueling outage in 2003 (there was no refueling outage in 2002), additional operating expenses at the Kewaunee nuclear power plant and wage increases.

Utility depreciation and decommissioning expense increased $41.0 million, or 50%, for the year ended December 31, 2003 compared to the prior year, mostly related to an increase of $37.4 million resulting from higher realized gains on the decommissioning trust assets that resulted in recording decommissioning expense approximately equal to the gains recognized in miscellaneous income pursuant to regulatory practice. The remaining increase is related to plant asset additions.

Other utility income increased in 2003, largely due to an increase in realized gains on the decommissioning trust assets of $36.4 million. The realized gains were offset by increased decommissioning expense, as discussed above.


Other Nonutility Income

Other nonutility income increased in 2003, largely due to an increase in gains recognized on hydroelectric land sales in 2003 compared to 2002 (primarily due to the $6.2 million pre-tax gain recognized in 2003 from land sales to the Wisconsin Department of Natural Resources). Earnings from equity method investments also increased in 2003 compared to 2002.

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

Utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order which was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. In late June 2002, Wisconsin Public Service received a final 2002 rate order, which authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $81.8 million, or 21%, in 2002 primarily due to the Wisconsin retail electric rate increases.
Wisconsin Public Service Corporation's Electric Utility Results (Millions)	2002	2001	Change

Revenues	$696.9	$610.7	14%
Fuel and purchased power	217.2	212.8	2%
Margins	$479.7	$397.9	21%

Sales in kilowatt-hours	13,579.7	12,618.9	8%

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


Increased fuel costs for power generation were partially offset by lower purchased power expenses. Wisconsin Public Service's fuel expense for generation plants increased $4.9 million, or 4%, in 2002. Wisconsin Public Service's purchased power expense, however, decreased $0.5 million, or 1%, in 2002. Overall generation from Wisconsin Public Service's plants increased 10% while purchased volumes decreased 3%. The change in the energy supply mix was largely due to the availability of less expensive power generation from the Kewaunee nuclear power plant. Wisconsin Public Service increased its ownership interest in the Kewaunee nuclear power plant to 59% in September 2001.

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

Gas Utility Operations

Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light Company operations.
Wisconsin Public Service Corporation's Gas Utility Results (Millions)	2002	2001	Change

Revenues	$310.7	$321.6	(3%)
Purchase costs	198.6	230.2	(14%)
Margins	$112.1	$ 91.4	23%

Throughput in therms	845.4	742.7	14%

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

Other Expenses/Income

Utility operating and maintenance expense increased $64.7 million in 2002 largely due to amortization of regulatory deferrals, increased benefit costs, higher transmission expenses associated with American Transmission Company, increased expenses at the Kewaunee nuclear power plant (as a result of Wisconsin Public Service acquiring additional ownership interest in the plant), and increased energy conservation expenses.

Utility depreciation and decommissioning expense increased $9.3 million in 2002 largely due to additional plant assets at Wisconsin Public Service, including its increased ownership interest in the Kewaunee nuclear power plant. Lower depreciation expense of $5.5 million in 2002 related to decreased decommissioning earnings partially offset the increased plant asset depreciation.

Other utility income decreased in 2002 primarily as the result of lower earnings of $5.7 million on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.


Other Nonutility Income

Hydroelectric land sales resulted in pretax gains of $3.3 million at Wisconsin Public Service in 2002 compared with pretax gains of approximately $17 million in 2001. In addition, earnings on equity investments were higher in 2002 compared with 2001 primarily due to the investment in American Transmission Company.

BALANCE SHEET - WISCONSIN PUBLIC SERVICE

2003 Compared with 2002

Net utility plant increased $146.6 million, or 8.5%, at December 31, 2003 compared to December 31, 2002. The adoption of Statement No. 143, "Accounting for Asset Retirement Obligations," effective January 31, 2003, accounted for approximately $90.8 million of the increase in property, plant, and equipment. Wisconsin Public Service adopted Statement No. 143, "Accounting for Asset Retirement Obligations," effective January 31, 2003, and as a result, capitalized a net asset retirement cost of $90.8 million (decreased to $78.5 million at December 31, 2003 due to depreciation). The remaining increase in property, plant, and equipment primarily relates to capital expenditures for the Pulliam combustion turbine, and gas and electric distribution equipment. The Staff of the Securities and Exchange Commission recently expressed their views on the balance sheet classification of costs of removal for the utility industry and required that the amounts be reclassified from accumulated depreciation to a liability. As a result, WPS Resources reclassified costs of removal out of accumulated deprecation at December 31, 2003 and 2002. See Trends - WPS Resources for more information about these accounting changes.

Gas in storage increased $19.9 million at December 31, 2003 compared to December 31, 2002 largely due to a 39% increase in the average price of natural gas experienced in 2003 compared to 2002.

Investments and other assets increased $58.8 million at December 31, 2003 compared to December 31, 2002 as a result of the recognition of an intangible pension asset related to the minimum pension liability we recorded at December 31, 2003 and additional investments in American Transmission Company.

Accounts payable decreased $55.3 million at December 31, 2003 compared to December 31, 2002 largely due to a $48.4 million payable that was recorded at December 31, 2002 resulting from the purchase of the De Pere Energy Center. This was paid in 2003.

Regulatory liabilities increased $242.7 million at December 31, 2003 compared to December 31, 2002 largely due to the reclassification of $167.9 million of non-legal costs of removal from nuclear decommissioning and other costs of removal to regulatory liabilities. Most of the remaining increase relates to a regulatory liability that was recorded upon the adoption of Statement No. 143. See Trends - WPS Resources for more information about this accounting change.

Pension and postretirement benefit obligations increased $67.1 million at December 31, 2003 compared to December 31, 2002 primarily due to the minimum pension liability that was recorded at December 31, 2003 for the administrative pension plan, which was driven by a decrease in the discount rate used to value our obligation under this plan.

The $344.0 million asset retirement obligation recorded at December 31, 2003 is related to a legal retirement obligation identified as a result of our adoption of Statement No. 143 for the decommissioning of the irradiated portions of the Kewaunee nuclear power plant. See Trends - WPS Resources for more information about this accounting change.


The $451.6 million liability for nuclear decommissioning and other costs of removal at December 31, 2002 was reclassified from accumulated depreciation in accordance with recent views expressed by the Staff of the Securities and Exchange Commission for the utility industry. Historically, these costs of removal were reflected as a component of depreciation expense and accumulated depreciation in accordance with regulatory treatment. Upon adoption of Statement No. 143 on January 1, 2003, costs of removal with associated legal obligations of $290.5 million were removed from nuclear decommissioning and other costs of removal as these costs are now accounted for as asset retirement obligations. Costs of removal without an associated legal obligation, as defined by Statement No. 143, were reclassified from nuclear decommissioning and other costs of removal to a regulatory liability pursuant to Statement No. 71. See Trends - WPS Resources for more information about this accounting change.

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Wisconsin Public Service believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, the Company's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, the Company's borrowing costs can be impacted by its short and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, we believe these ratings continue to be among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During 2003, net cash provided by operating activities was $152.6 million, compared with $185.4 million in 2002. The decrease was primarily due to increased working capital requirements. Gas inventories increased $19.9 million due to high natural gas prices. Receivables and accrued revenues also increased due to higher natural gas prices.

During 2002, net cash provided by operating activities was $185.4 million, compared with $127.8 million in 2001. The increase was primarily attributed to an increase in net income after adjustment for certain non-cash items, as working capital changes were not significant.

Investing Cash Flows

Net cash used for investing activities was $182.2 million in 2003 compared to $184.0 million in 2002. The small decrease is attributed to a $29.4 decrease in capital expenditures and an increase in the sale of property, plant, and equipment of $26.2 million. These factors were partially offset by an increase in the purchase of equity investments and other acquisitions of $48.4 million. See Asset Sales and Acquisitions below for further detail.

Net cash used for investing activities was $184.0 million in 2002 compared to $131.8 million in 2001, an increase of $52.2 million. The increase was primarily the result of an increase in capital expenditures (discussed within Capital Expenditures below), as well as a decrease in dividends received from equity method investment (due to a decrease in the return of capital from the American Transmission Company), and a decrease in the sale of property, plant, and equipment. The decrease in the sale of property, plant, and equipment is primarily due to the 2001 sale of land on the Peshtigo River in northeastern Wisconsin to the Wisconsin Department of Natural Resources.

Asset Sales and Acquisitions

Certain acquisitions and asset sales that have a significant impact on investing cash flows are discussed below. In addition, see Note 6, Acquisitions and Sales of Assets for a more detailed discussion of asset sales and acquisitions.


On December 30, 2003, Wisconsin Public Service sold an additional 542 acres of land near the Peshtigo River to the Wisconsin Department of Natural Resources for $6.5 million as part of a multi-phase agreement reached between the parties in 2001. Under the terms of the 2001 agreement, the Wisconsin Department of Natural Resources bought more than 5,000 acres of land for $13.5 million in 2001.

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold approximately $20.1 million of assets at book value related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction. Wisconsin Public Service will continue to manage construction of the project and be responsible for obtaining property rights necessary for the construction of the project.

On December 16, 2002, Wisconsin Public Service purchased the 180-megawatt De Pere Energy Center for $120.4 million and terminated the related existing purchased power agreement. Wisconsin Public Service paid $72.0 million at the close of the transaction and the remaining $48.4 million in December 2003.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2003, 2002, and 2001 are as follows:

(Millions)	Years Ended December 31,
	2003	2002	2001
Electric Utility	$120.6	$157.0	$163.7
Gas Utility	40.7	34.0	24.9
Other	0.3	-	-
WPSC Consolidated	$161.6	$191.0	$188.6

Capital expenditures in the electric utility were higher in 2002 compared to 2003 mainly due to construction of portions of the Pulliam combustion turbine at Wisconsin Public Service in 2002. Gas utility capital expenditures increased due to the installation of automated meter reading in 2003.

As part of its regulated utility operations, on September 26, 2003 Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains), assuming the Public Service Commission of Wisconsin allows a current return on construction costs. As of December 31, 2003, Wisconsin Public Service has incurred a total cost of $4.0 million related to this project. In its 2003 rate order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. On November 12, 2003, Wisconsin Public Service received a declaratory ruling allowing recovery of all reasonable costs (up to $71.2 million) related to the project incurred or committed to prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $41 million to fund construction of the transmission facilities required to support the generating facility through the date the generating facility goes into service. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs when the generation facility becomes commercially operational.

On February 11, 2004, the Public Service Commission of Wisconsin determined Wisconsin Public Service's application is "complete". The Public Service Commission of Wisconsin and the Wisconsin


Department of Natural Resources now have 180 days to make a decision on the project. The Public Service Commission of Wisconsin may request from the Dane County Court of Appeals one 180-day extension. The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources will create an environmental impact statement. The public will have opportunities to testify at public hearings. Technical hearings will also be held. Following a review of the application, the environmental impact statement, and the hearing testimony, the Public Service Commission of Wisconsin will determine if the proposed project will be approved, modified or denied.

On February 16, 2004, Wisconsin Public Service signed a Letter of Intent with Dairyland Power Cooperative for electric supply alternatives for 150 megawatts of energy from the proposed

500-megawatt coal-fired generation facility. According to the agreement, Dairyland could choose to purchase an interest in the plant or buy electricity from it (we have since received written notification from Dairyland, confirming their intent to purchase an interest in the plant). In providing Dairyland with electric supply alternatives, Wisconsin Public Service can reduce the risks associated with building and operating the power plant. The agreement is part of Wisconsin Public Service's continuing plan to provide least-cost reliable energy for the increasing electric demand of its customers. This transaction is subject to a number of conditions including successfully developing a joint plant ownership and operating agreement, Dairyland obtaining financing approval from the Rural Utility Services, and Dairyland securing firm transmission service from the Midwest Independent System Operator on terms and conditions Dairyland deems acceptable.

Capital expenditures at the electric utility were $6.7 million higher in 2001 compared to 2002, mostly related to the 2001 steam generator replacement at the Kewaunee nuclear power plant and the acquisition of Madison Gas and Electric Company's 17.8% interest in the Kewaunee nuclear power plant including its decommissioning trust assets. In the gas utility segment, capital expenditures increased $9.1 million in 2002 from 2001, partially due to the installation of automated meter reading. The remaining increase is attributed to various one-time projects that occurred in 2002.

Financing Cash Flows

Net cash provided by financing activities was $30.9 million in 2003 compared to cash used for financing activities of $7.9 million in 2002. Wisconsin Public Service required cash from financing activities in 2003 as cash provided by operating activities was not adequate to fund investing activities.

Wisconsin Public Service's financing activities used cash of $7.9 million in 2002 and provided cash of $9.5 million in 2001. Cash was not required from financing activities in 2002 due to strong operating cash flows.

Significant Financing Activities

As of December 31, 2003, Wisconsin Public Service was in compliance with all of the covenants under its line of credit and its other debt obligations.

Wisconsin Public Service established a 364-day credit line syndication for $115.0 million, during the third quarter of 2003. The prior credit line syndication was for $100.0 million. The credit line is used to back 100% of Wisconsin Public Service's commercial paper borrowing program.

Wisconsin Public Service had no outstanding commercial paper borrowings at December 31, 2003 and $16.0 million at December 31, 2002. At December 31, 2003 and 2002, Wisconsin Public Service had a $10.0 million short-term note that renews annually and is due "on demand".

Wisconsin Public Service Corporation, under a registration statement declared effective in 2002, issued $125.0 million of 4.80% 10-year senior notes in December 2003. The senior notes are collateralized by a pledge of first mortgage bonds and may become non-collateralized if Wisconsin Public Service retires all of its outstanding first mortgage bonds. The net proceeds from the issuance of the senior notes were


used to call $49.9 million of 7.125% first mortgage bonds on January 19, 2004, fund construction costs and capital additions, reduce short-term indebtedness, and for other corporate utility purposes.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003 that had reached maturity and also retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003. Wisconsin Public Service is evaluating the potential for refinancing existing debt in 2004.

Wisconsin Public service issued $150.0 million of 4.875% 10-year senior notes in December 2002. The senior notes are collateralized by a pledge of first mortgage bonds and may become non-collateralized if Wisconsin Public Service retires all of its outstanding first mortgage bonds. Wisconsin Public Service used approximately $72 million of the net proceeds from the issuance of the senior notes to acquire the De Pere Energy Center and $69 million to retire short-term debt. The balance of the net proceeds was used for other corporate utility purposes.

Credit Ratings

Wisconsin Public Service uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. Wisconsin Public Service also periodically issues long-term debt, receives equity contributions from WPS Resources, and makes payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin.

The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa2 A2 P-1 Aa3

In November 2003, Moody's downgraded its long-term credit ratings for Wisconsin Public Service one ratings level, leaving only commercial paper ratings unchanged. Moody's downgrade of Wisconsin Public Service is based on the expectation that the utility's substantial capital spending program will exceed its retained cash flow through 2007, which is likely to lead to a meaningful increase in debt. Following the downgrade, Moody's set the ratings outlook at stable for Wisconsin Public Service. We believe these ratings continue to be among the best in the utility industry, and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, regulatory risk, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective.

Wisconsin Public Service holds a credit line to back 100% of its commercial paper borrowing. This credit facility is based on a credit rating of A-1+/P-1. A decrease in the commercial paper credit rating could adversely affect the company by increasing the interest rates at which it can borrow and potentially limiting the availability of funds to the company through the commercial paper market. A restriction in the company's ability to use commercial paper borrowing to meet its working capital needs could require it to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.


Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Wisconsin Public Service, including its subsidiaries.
		Payments Due By Period
Contractual Obligations As of December 31, 2003 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt principal and interest payments	$ 907.9	$ 80.5	$ 61.2	$ 61.2	$705.0
Operating lease obligations	14.7	4.1	3.4	2.3	4.9
Commodity purchase obligations	894.3	248.6	331.5	241.0	73.2
Purchase orders	167.6	124.9	37.3	5.4	-
Other	77.5	20.3	57.2	-	-
Total contractual cash obligations	$2,062.0	$478.4	$490.6	$309.9	$783.1

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to Wisconsin Public Service. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of Wisconsin Public Service. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

Purchase orders include obligations related to normal business operations and large construction obligations. Other mainly represents expected pension and post-retirement funding obligations for the years of 2004 and 2005.

Capital Requirements

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures are expected to be approximately $1,264 million in the aggregate for the 2004 through 2006 period (upon the closing of the sale of the Kewaunee nuclear power plant, expenditures would decrease approximately $44.9 million during this period). The largest of these expenditures is for the construction of the 500-megawatt coal-fired generation facility near Wausau, Wisconsin, in which Wisconsin Public Service is expected to incur costs of $549 million between 2004 through 2006. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $12 million between 2004 and 2006 to fund construction of the transmission facilities required to support the generating facility. Other significant anticipated expenditures during this three period include:
  combustion turbines - $49 million
  pollution control equipment - $23 million
  corporate services infrastructures - $41 million
  automated meter reading - $35 million
  nuclear fuel - $33 million
  mercury control projects - $59 million

Other capital requirements for the three-year period include a potential contribution of $3.3 million to the Kewaunee nuclear power plant decommissioning trust fund (depending on the sale of the Kewaunee assets).


Capital Resources

For the period 2004 through 2006, Wisconsin Public Service plans to use funds internally generated net of forecasted dividend payments, cash proceeds from pending asset sales, and debt and equity financings to fund future capital requirements. Wisconsin Public Service plans to maintain debt to equity ratios consistent with the Public Service Commission of Wisconsin rate order in effect at the time. Management believes Wisconsin Public Service has adequate financial flexibility and resources to meet its future needs.

Wisconsin Public Service has the ability to issue up to an additional $25.0 million of debt under its currently effective shelf registration statement. Wisconsin Public Service intends to file a new shelf registration statement in 2004 for an additional $350.0 million.

Wisconsin Public Service has a new 364-day credit line syndication for $115.0 million. The credit line is used to back 100% of Wisconsin Public Service's commercial paper borrowing program. As of December 31, 2003, Wisconsin Public Service has a total of $115.0 million available under its line of credit.

In 2003, Wisconsin Public Service announced the sale of its portion of the Kewaunee nuclear power plant. This sale is expected to settle in 2004. A portion of the proceeds related to the Kewaunee sale will be used to retire debt at Wisconsin Public Service. The remainder of the proceeds will be used for general corporate purposes. For more information regarding the Kewaunee sale, see the discussion below.

Other Future Considerations

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service and Wisconsin Power and Light Company entered into a definitive agreement to sell the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. Wisconsin Public Service is a 59% owner of the Kewaunee nuclear power plant. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in 2004. Approval has already been obtained from the Iowa Public Utility Commission.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of the Kewaunee nuclear power plant. The pretax fair value of the non-qualified decommissioning trust's assets at December 31, 2003 was $115.1 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a fair value of $239.7 million at December 31, 2003. Wisconsin Public Service will request deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets is expected to be returned to customers under future rate orders.

Regulatory

Wisconsin

Effective March 21, 2003, Wisconsin Public Service received approval to increase Wisconsin retail electric rates $21.4 million (3.5%) and decrease Wisconsin retail natural gas rates $1.2 million (0.3%).


The 2003 retail electric and natural gas rates reflect a 12.0% return on equity and allowed average equity of 55% in the utility's capital structure.

On April 1, 2003, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for authorization to increase retail electric and natural gas rates, effective January 1, 2004. The rate increases are necessary to recover the costs associated with the purchase of the De Pere Energy Center, fuel costs, maintenance of power production facilities and employee benefits. On December 19, 2003, the Public Service Commission of Wisconsin issued a final written order authorizing a retail electric rate increase of $59.4 million (9.4%) and a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. The 2004 rates reflect a 12.0% return on equity. The Public Service Commission of Wisconsin also approved average equity of 56% in the utility's capital structure.

The amount of fuel and purchased power costs Wisconsin Public Service is authorized to recover in rates is established in its general rate filings. If the actual fuel and purchased power costs vary from the authorized level by more than 2% on an annual basis, Wisconsin Public Service is allowed, or may be required, to file an application adjusting rates for the remainder of the year to reflect actual costs for the year to date and updated projected costs. On October 29, 2003, Wisconsin Public Service filed to reduce rates by $1.9 million, due to a reduction in the costs of fuel and purchased power, for the period August 15, 2003 through December 31, 2003. On February 19, 2004, the Public Service Commission of Wisconsin approved a refund of $2.7 million, which represents the originally filed amounts, adjustments, and interest. This refund will be credited to customer accounts in March 2004. A liability of $2.6 million was accrued as of December 31, 2003 in anticipation of this refund.

As a result of the Kewaunee nuclear power plant unplanned outage in late January and early February 2004, and other fuel cost increases in 2004, the Wisconsin Public Service filed for a fuel cost increase of $7.4 million on February 27, 2004. The Public Service Commission of Wisconsin has scheduled a hearing for March 22, 2004 to determine the amount of the fuel cost increase to be recorded on an interim basis. Wisconsin Public Service expects that a final order will be issued in summer 2004 regarding this increase.

Michigan

Wisconsin Public Service filed for an increase in retail electric rates in the first quarter of 2003. On July 21, 2003, the Michigan Public Service Commission authorized an increase in retail electric rates of $0.3 million and the recovery of an additional $1.0 million of transmission costs through the power supply cost recovery mechanism, effective July 22, 2003.

Federal

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund if the final rate increase is less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. On March 4, 2004, the Federal Energy Regulatory Commission and Wisconsin Public Service reached a tentative settlement regarding the final rate increase. Wisconsin Public Service anticipates no material refunds or other adjustments to revenues recorded under the interim rates based on the terms of the tentative agreement. The final settlement is anticipated to be filed with the Federal Energy Regulatory Commission in the second quarter of 2004. This was Wisconsin Public Service's first rate increase for its wholesale electric customers in 17 years.


OFF BALANCE SHEET ARRANGEMENTS - WISCONSIN PUBLIC SERVICE

See WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding off balance sheet arrangements.

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

Risk Management Activities

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

Revenues

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


Accruals for Pension and Postretirement Benefits

Wisconsin Public Service estimates its benefit obligations using assumptions about discount rates, future salary increases, expected returns on plan assets, and medical and dental cost trend rates. These assumptions are disclosed annually in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements. Changes in the economy can cause adjustments in the assumptions used to calculate the benefit obligations and would affect the related liabilities and expenses. For a more detailed sensitivity analysis see WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Regulatory Accounting

The electric and gas utility segments of Wisconsin Public Service follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain items that would otherwise be immediately recognized as expenses and revenues because our regulators have authorized deferral as regulatory assets and regulatory liabilities for future recovery or refund to customers. Future recovery of regulatory assets is not assured, but are generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as regulatory environment changes and the status of any pending or potential deregulation legislation. Once approved, we reduce regulatory assets and liabilities by recognition in income over the rate recovery period. If not approved, these regulatory assets or liabilities would be recognized in income in the then current period.

If our electric and gas utility segments no longer meet the criteria for applying Statement No. 71, we would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs. A write-off of all Wisconsin Public Service's regulatory assets and regulatory liabilities at December 31, 2003, would result in a 4.9% decrease in total assets, a 23.5% decrease in total liabilities, and a 125.6% increase in income before taxes.

RELATED PARTY TRANSACTIONS - WISCONSIN PUBLIC SERVICE

Wisconsin Public Service has investments in related parties that are accounted for under the equity method of accounting. These include the investment at WPS Investments, LLC, (a consolidated subsidiary of WPS Resources), in American Transmission Company LLC, Guardian Pipeline, LLC, and Wisconsin River Power Company. Wisconsin Public Service also enters into transactions with Upper Peninsula Power and WPS Energy Services, which are both wholly owned subsidiaries of WPS Resources.

American Transmission Company, LLC is a for-profit, transmission-only company that owns, plans, maintains, monitors and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois. At December 31, 2003, WPS Investment's ownership in American Transmission Company was 19.8%. Wisconsin Public Service recorded related party transactions for services provided to and network transmission services received from American Transmission Company during 2003, 2002, and 2001. Charges to American Transmission Company for services provided by Wisconsin Public Service were $14.4 million, $12.9 million and $11.3 million in 2003, 2002 and 2001, respectively. Network transmission costs paid to American Transmission Company by Wisconsin Public Service were $33.6 million, $31.0 million and $25.2 million in 2003, 2002 and 2001, respectively.

Guardian Pipeline, LLC owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. WPS Investments, LLC purchased its 33% interest in Guardian Pipeline, LLC on May 30, 2003.


Wisconsin River Power Company, of which Wisconsin Public Service owns 50% of the voting stock, operates an oil-fired combustion turbine and two hydroelectric plants on the Wisconsin River. The energy output from the hydroelectric plants is sold in equal parts to the three companies that previously owned equal portions of all the outstanding stock of Wisconsin River Power (Wisconsin Public Service, Wisconsin Power and Light, and Consolidated Water Power). The electric power from the combustion turbine is sold in equal parts to Wisconsin Public Service and Wisconsin Power and Light. Wisconsin Public Service recorded related party transactions for service provided to and purchases from Wisconsin River Power during 2003, 2002, and 2001. Revenues from service provided to Wisconsin River Power were $1.4 million, $1.5 million, and $0.9 million for 2003, 2002, and 2001, respectively. Purchases from Wisconsin River Power by Wisconsin Public Service were $2.0 million, $2.1 million, and $1.7 million for 2003, 2002, and 2001, respectively.

Wisconsin Public Service recorded revenue from Upper Peninsula Power of $27.1 million, $21.5 million, and $21.4 million in 2003, 2002, and 2001, respectively.

Wisconsin Public Service recorded revenue from WPS Energy Services of $16.4 million, $5.4 million, and $2.5 million in 2003, 2002, and 2001, respectively. Wisconsin Public Service recorded purchases from WPS Energy Services of $5.9 million, $3.3 million, $5.2 million in 2003, 2002 and 2001.

TRENDS - WISCONSIN PUBLIC SERVICE

See WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding trends.

IMPACT OF INFLATION - WISCONSIN PUBLIC SERVICE

See WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding inflation.


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

Interest Rate Risk

WPS Resources and Wisconsin Public Service are exposed to interest rate risk resulting from their variable rate long-term debt and short-term commercial paper borrowing. Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes in interest rates. WPS Resources and Wisconsin Public Service enter into long-term fixed rate debt when it is advantageous to do so. WPS Resources and Wisconsin Public Service may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure. At December 31, 2003 and 2002, WPS Resources utilized one interest rate swap to fix the interest rate on a variable rate loan at one of its nonregulated subsidiaries.

Based on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding at December 31, 2003, a hypothetical increase in market interest rates of 100 basis points in 2004 would increase annual interest expense by approximately $0.7 million and $0.1 million, respectively. Comparatively, based on the variable rate debt outstanding at December 31, 2002, an increase in interest rates of 100 basis points would have increased interest expense in 2003 by approximately $0.6 million and $0.3 million. These amounts were determined by performing a sensitivity analysis on the impact of a hypothetical 100 basis points increase in interest rates on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding as of December 31, 2003 and 2002. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPS Resources' and Wisconsin Public Service's exposure to the change.

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

WPS Resources' exposure to commodity price risk in its regulated utilities is significantly mitigated by the current ratemaking process for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Therefore, the value-at-risk amounts discussed below do not include measures for WPS Resources' regulated utilities. To further manage commodity price risk, our regulated utilities enter into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.

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


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

VaR is used to describe a probabilistic approach to quantifying the exposure to market risk. The VaR amount represents an estimate of the potential change in fair value that could occur from changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period. VaR models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being used may have features that could trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used. VaR is not necessarily indicative of actual results that may occur.

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

Our VaR amount for WPS Energy Services was calculated to be $0.8 million at December 31, 2003 compared to $0.5 million at December 31, 2002. Our VaR amount for WPS Power Development was calculated to be $1.2 million at December 31, 2003 compared with $0.3 million at December 31, 2002. The increase for WPS Power Development was primarily due to increased volatility in our forward price curve for electricity. A significant portion of this VaR amount is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation as required by the Securities and Exchange Commission rules.

For the year ended December 31, 2003, the average, high, and low VaR amounts for WPS Energy Services were $0.5 million, $0.8 million, and $0.4 million, respectively. The same amounts for the year ended December 31, 2002 were $0.5 million, $0.7 million, and $0.4 million. For the year ended December 31, 2003, the average, high, and low VaR amounts for WPS Power Development were $0.7 million, $1.3 million, and $0.3 million, respectively. The same amounts for the year ended December 31, 2002 were $1.5 million, $3.2 million, and $0.3 million. The average, high, and low amounts were computed using the VaR amounts at the beginning of the reporting period and the four quarter-end amounts.

Equity Return and Principal Preservation Risk

WPS Resources and Wisconsin Public Service currently fund liabilities related to employee benefits and nuclear decommissioning through various external trust funds. These funds are managed by various investment managers and hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. WPS Resources maintains two main qualified pension plans.  The pension liability for the Non-administrative Employees Retirement Plan is currently over funded and no contributions to the plan are required.  The pension liability for the Administrative Employees Retirement Plan has risen due to plan design changes and historically low interest rates.  The liability of the Administrative Employees Retirement Plan exceeded the value of the Plan's assets by $64.9 million at December 31, 2003 and


WPS Resources was, therefore, required to recognize a minimum pension liability as prescribed by SFAS No. 87.  Declines in the equity markets or continued declines in interest rates may result in increased future pension costs for these plans and possible future required contributions. Changes in the market value of investments related to other employee benefits or nuclear decommissioning could also impact future contributions. WPS Resources monitors the trust fund portfolios by benchmarking the performance of the investments against certain security indices. All decommissioning costs and most of the employee benefit costs relate to WPS Resources' regulated utilities. As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.

Foreign Currency Exchange Rate Risk

WPS Resources is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries. Forward foreign exchange contracts designated as fair value hedges are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions. WPS Resources' exposure to foreign currency risk was not significant at December 31, 2003 or 2002.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

A. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2003	2002	2001

Nonregulated revenue	$3,137.6	$410.8	$370.5
Utility revenue	1,183.7	1,050.3	974.9
Total revenues	4,321.3	1,461.1	1,345.4

Nonregulated cost of fuel, gas, and purchased power	3,016.6	339.7	334.3
Utility cost of fuel, gas, and purchased power	532.3	419.0	444.6
Operating and maintenance expense	459.5	412.5	333.0
Depreciation and decommissioning expense	138.4	94.8	84.1
Taxes other than income	43.8	39.9	36.7
Operating income	130.7	155.2	112.7

Miscellaneous income	63.6	47.8	37.5
Interest expense and distributions on trust preferred securities	(55.6)	(55.8)	(53.4)
Minority interest	5.6	-	-
Other income (expense)	13.6	(8.0)	(15.9)

Income before taxes	144.3	147.2	96.8
Provision for income taxes	33.7	28.7	9.2
Income from continuing operations	110.6	118.5	87.6

Discontinued operations, net of tax	(16.0)	(6.0)	(6.9)
Net income before cumulative effect of change in
accounting principles	94.6	112.5	80.7

Cumulative effect of change in accounting principles, net of tax	3.2	-	-
Net income before preferred stock dividends of subsidiary	97.8	112.5	80.7

Preferred stock dividends of subsidiary	3.1	3.1	3.1
Income available for common shareholders	$94.7	$109.4	$77.6

Average shares of common stock
Basic	33.0	31.7	28.2
Diluted	33.2	32.0	28.3

Earnings per common share (basic)
Income from continuing operations	$3.26	$3.64	$3.00
Discontinued operations	(0.49)	(0.19)	(0.25)
Cumulative effect of change in accounting principles	0.10	-	-
Earnings per common share (basic)	$2.87	$3.45	$2.75

Earnings per common share (diluted)
Income from continuing operations	$3.24	$3.61	$2.99
Discontinued operations	(0.49)	(0.19)	(0.25)
Cumulative effect of change in accounting principles	0.10	-	-
Earnings per common share (diluted)	$2.85	$3.42	$2.74

Dividends per common share	$2.16	$2.12	$2.08

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

B. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2003	2002

Assets
Cash and cash equivalents	$50.7	$43.3
Restricted funds	3.2	4.2
Accounts receivable - net of reserves of $6.6 and $7.0, respectively	502.4	293.3
Accrued unbilled revenues	90.0	105.9
Inventories	178.3	110.3
Current assets from risk management activities	518.1	406.6
Assets held for sale	116.4	121.2
Other current assets	86.4	67.1
Current assets	1,545.5	1,151.9

Property, plant, and equipment, net	1,828.7	1,712.3
Nuclear decommissioning trusts	332.3	290.5
Regulatory assets	127.7	110.9
Long-term assets from risk management activities	104.3	135.3
Other	353.8	270.3
Total assets	$4,292.3	$3,671.2

Liabilities and Shareholders' Equity
Short-term debt	$38.0	$29.8
Current portion of long-term debt	56.6	71.1
Note payable to preferred stock trust	51.5	-
Accounts payable	510.7	452.0
Current liabilities from risk management activities	517.3	443.8
Liabilities held for sale	2.7	0.6
Other current liabilities	86.9	53.1
Current liabilities	1,263.7	1,050.4

Long-term debt	871.9	824.4
Deferred income taxes	80.5	73.7
Deferred investment tax credits	17.7	19.3
Regulatory liabilities	304.4	49.7
Environmental remediation liabilities	37.9	40.2
Pension and postretirement benefit obligations	137.7	70.6
Long-term liabilities from risk management activities	92.2	109.7
Asset retirement obligations	344.0	-
Nuclear decommissioning and other costs of removal	-	463.3
Other	88.0	86.0
Long-term liabilities	1,974.3	1,736.9

Company-obligated mandatorily redeemable trust preferred
securities of trust holding solely WPS Resources
7.00% subordinated debentures	-	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,003.2	782.8
Total liabilities and shareholders' equity	$4,292.3	$3,671.2

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

C. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

			Employee
			Stock Plan
			Guarantees and					Accumulated
			Deferred		Capital in			Other
	Comprehensive		Compensation	Common	Excess of	Retained	Treasury	Comprehensive
(Millions)	Income	Total	Trust	Stock	Par Value	Earnings	Stock	Income (Loss)

Balance at December 31, 2000	-	$548.1	($3.2)	$26.9	$177.7	$354.8	($8.1)	$0.0
Income available for common shareholders	$77.6	77.6	-	-	-	77.6	-	-
Other comprehensive income - cash flow hedge (net of tax of $1.8)	(2.7)	(2.7)	-	-	-	-	-	(2.7)
Comprehensive income	$74.9	-	-	-	-	-	-	-
Issuance of common stock	-	152.3	-	4.6	147.7	-	-	-
Dividends on common stock	-	(58.8)	-	-	-	(58.8)	-	-
Other	-	(0.6)	(1.0)	-	-	-	0.4	-

Balance at December 31, 2001	-	$715.9	($4.2)	$31.5	$325.4	$373.6	($7.7)	($2.7)
Income available for common shareholders	$109.4	109.4	-	-	-	109.4	-	-
Other comprehensive income - cash flow hedge (net of tax of $3.1)	(4.6)	(4.6)	-	-	-	-	-	(4.6)
Other comprehensive income - minimum pension liability (net of tax of $1.8)	(2.7)	(2.7)	-	-	-	-	-	(2.7)
Comprehensive income	$102.1	-	-	-	-	-	-	-
Issuance of common stock	-	28.3	-	0.5	21.7	-	6.1	-
Purchase of common stock	-	(1.3)	(1.3)	-	-	-	-	-
Dividends on common stock	-	(67.1)	-	-	-	(67.1)	-	-
Other	-	4.9	0.1	-	4.7	-	0.1	-

Balance at December 31, 2002	-	$782.8	($5.4)	$32.0	$351.8	$415.9	($1.5)	($10.0)
Income available for common shareholders	$94.7	94.7	-	-	-	94.7	-	-
Other comprehensive income - cash flow hedge (net of tax of $4.8)	7.2	7.2	-	-	-	-	-	7.2
Other comprehensive income - minimum pension liability (net of tax of $8.2)	(12.3)	(12.3)	-	-	-	-	-	(12.3)
Other comprehensive income - currency translation	0.1	0.1	-	-	-	-	-	0.1
Comprehensive income	$89.7	-	-	-	-	-	-	-
Issuance of common stock	-	197.7	-	4.8	191.8	-	1.1	-
Purchase of common stock	-	(1.0)	(1.0)	-	-	-	-	-
Dividends on common stock	-	(71.8)	-	-	-	(71.8)	-	-
Other	-	5.8	(0.1)	-	5.9	-	-	-

Balance at December 31, 2003	-	$1,003.2	($6.5)	$36.8	$549.5	$438.8	($0.4)	($15.0)

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2003	2002	2001
Operating Activities
Net income before preferred stock dividends of subsidiary	$97.8	$112.5	$80.7
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	16.0	6.0	6.9
Depreciation and decommissioning	138.4	94.8	84.1
Amortization of nuclear fuel and other	42.4	46.5	11.1
Unrealized gain on investments	(38.7)	(1.7)	(8.1)
Deferred income taxes and investment tax credit	(0.4)	0.7	(33.0)
Unrealized losses on nonregulated energy contracts	10.4	5.3	14.4
Gain on sales of partial interest in synthetic fuel operation	(7.6)	(38.0)	(2.2)
Gain on sale of property, plant, and equipment	(7.1)	(0.8)	(14.9)
Cumulative effect of change in accounting principles, net of tax	(3.2)	-	-
Other	(13.3)	(9.6)	(10.7)
Changes in working capital, net of businesses acquired
Receivables, net	(196.1)	(99.7)	84.0
Inventories	(79.9)	17.8	(42.1)
Other current assets	(29.6)	(6.2)	1.1
Accounts payable	102.8	59.1	(35.7)
Other current liabilities	30.5	1.8	8.5
Net cash operating activities	62.4	188.5	144.1

Investing Activities
Capital expenditures	(176.2)	(210.3)	(244.3)
Sale of property, plant and equipment	31.4	7.1	58.8
Purchase of equity investments and other acquisitions	(102.7)	(72.3)	-
Return of capital from equity investment	0.2	0.4	42.4
Dividends received from equity investment	7.8	7.1	3.5
Decommissioning funding	(3.0)	(2.6)	(2.6)
Other	(1.5)	5.2	7.4
Net cash investing activities	(244.0)	(265.4)	(134.8)

Financing Activities
Short-term debt - net	14.7	3.9	(98.5)
Issuance of long-term debt	125.0	250.3	180.8
Repayment of long-term debt and capital lease	(87.7)	(129.6)	(64.7)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(71.8)	(67.1)	(58.8)
Issuance of common stock	197.7	28.3	96.4
Purchase of common stock	(1.0)	(1.3)	(1.1)
Redemption of obligations acquired in purchase business combination	-	-	(17.9)
Other	24.8	11.7	0.5
Net cash financing activities	198.6	93.1	33.6
Change in cash and cash equivalents - continuing operations	17.0	16.2	42.9

Change in cash and cash equivalents - discontinued operations	(9.6)	(16.8)	(11.8)
Change in cash and cash equivalents	7.4	(0.6)	31.1

Cash and cash equivalents at beginning of year	43.3	43.9	12.8
Cash and cash equivalents at end of year	$50.7	$43.3	$43.9

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


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

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations--WPS Resources Corporation is a holding company. Our wholly-owned subsidiary, Wisconsin Public Service Corporation, is an electric and gas utility. Wisconsin Public Service supplies and distributes electric power and natural gas in its franchised service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. Our other wholly owned utility subsidiary, Upper Peninsula Power Company, is an electric utility. Upper Peninsula Power supplies and distributes electric energy to a portion of the Upper Peninsula of Michigan. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, WPS Energy Services, Inc. and WPS Power Development, Inc. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation company.

The term "utility" refers to the regulated activities of Wisconsin Public Service and Upper Peninsula Power, while the term "nonutility" refers to the activities of Wisconsin Public Service and Upper Peninsula Power, which are not regulated. The term "nonregulated" refers to activities other than those of Wisconsin Public Service and Upper Peninsula Power.

(b) Consolidation Basis of Presentation--The Consolidated Financial Statements include the accounts of WPS Resources Corporation and all majority owned subsidiaries, after eliminating significant intercompany transactions and balances. If a minority owner's equity is reduced to zero, it is our policy to record 100% of the subsidiary's losses until the minority owner makes capital contributions or commitments to fund its share of the operating costs. The cost method of accounting is used for investments where WPS Resources owns less than 20% of the voting stock of the company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee. Investments in businesses not controlled by WPS Resources Corporation, but over which we have significant influence over the operating and financial policies of the investee, are accounted for using the equity method. For additional information on our equity method investments see Note 10, Investments in Affiliates, at Equity Method.

In the fourth quarter of 2003, certain assets and liabilities of WPS Power Development's Sunbury generation plant were reclassified as assets held for sale for all periods presented. The operating results for this business have been separately classified and reported as discontinued operations in the consolidated financial statements for all periods presented. Refer to Note 4, Assets Held for Sale, for more information.

(c) Use of Estimates--We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. We make estimates and assumptions that affect reported amounts. These estimates and assumptions include assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(d) Cash and Cash Equivalents--We consider short-term investments with an original maturity of three months or less to be cash equivalents.


Cash paid for taxes during 2003, 2002, and 2001 was $21.9 million, $34.6 million, and $34.0 million, respectively. During 2003, 2002, and 2001, cash paid for interest totaled $57.9 million, $52.3 million, and $52.6 million, respectively.

Non-cash transactions were as follows:
(Millions)	2003	2002	2001
Restricted cash	$(1.0)	$(17.8)	$21.3
Conversion of indebtedness to equity in Quest Energy LLC	-	2.4	-
Liabilities assumed in connection with CH Resources acquisition	-	0.9	-
Minimum pension liability equity adjustment	(12.3)	(2.7)	-
Exchange of transmission assets for equity interest in American Transmission Company	5.9	-	93.1
Exchange of common stock due to merger with Wisconsin Fuel and Light	-	-	54.8

(e) Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services rendered but not billed. Approximately 5.7% of WPS Resources' total revenue is from companies in the paper products industry.

Wisconsin Public Service and Upper Peninsula Power use automatic fuel and purchased power adjustment clauses for the Federal Energy Regulatory Commission wholesale electric and the Michigan Public Service Commission retail electric portions of the business. At Upper Peninsula Power most wholesale electric contracts are special contracts and have no automatic fuel and purchase power adjustment clauses. The Wisconsin retail electric portion of Wisconsin Public Service's business uses a "cost variance range" approach, based on a specific estimated fuel and purchased power cost for the forecast year. If Wisconsin Public Service's actual fuel and purchase power costs fall outside this range, the Public Service Commission of Wisconsin can authorize an adjustment to future rates. Decreases to rates can be implemented without a hearing, unless requested by Wisconsin Public Service, Commission Staff or interveners, while increases to rates would generally be subject to a hearing. For more information on current regulatory actions relating to the fuel and purchased power adjustment clauses see Note 23, Regulatory Environment.

The Public Service Commission of Wisconsin approved a modified one-for-one gas cost recovery plan for Wisconsin Public Service commencing in January 1999. This plan allows Wisconsin Public Service to pass changes in the cost of natural gas purchased from its suppliers on to system natural gas customers, subject to regulatory review. The regulatory review process allows the Commission to review the changes for reasonableness.

The Michigan Public Service Commission has approved one-for-one recovery of prudently incurred gas costs for Wisconsin Public Service, subject to regulatory review. The Michigan Public Service Commission has also approved a gas cost recovery factor adjustment mechanism for Wisconsin Public Service for the period November 2003 through October 2004. This adjustment mechanism allows Wisconsin Public Service to upwardly adjust the gas rates charged to customers in Michigan based on upward changes to the New York Mercantile Exchange natural gas futures price of gas without further Commission action.

Billings to Upper Peninsula Power's customers under the Michigan Public Service Commission's jurisdiction include base rate charges and a power supply cost recovery factor. Upper Peninsula Power receives Michigan Public Service Commission approval each year to recover projected power supply costs by establishment of power supply cost recovery factors. Annually, the Michigan Public Service Commission reconciles these factors to actual costs and permits 100% recovery of allowed power supply costs. Upper Peninsula Power recognizes any over or under recovery currently in its revenues and the payable or receivable is recognized on the balance sheet until settlement. The deferrals are relieved with additional billings or refunds. At December 31, 2003, Upper Peninsula Power has also recorded


regulatory assets related to costs associated with the flooding on the Dead River for which the Michigan Public Service Commission has authorized deferral.

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

WPS Energy Services accrues revenues in the month that energy is delivered and/or services are rendered. With the January 1, 2003 adoption of Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," revenues related to derivative instruments classified as trading are reported net of related cost of sales for all periods presented. Therefore, previously reported revenues for derivatives classified as trading in 2002 and 2001 have been reclassified to be shown net of cost of fuel, natural gas, and purchased power, while most 2003 revenues continue to be reported on a gross basis - see Note 1(t), Cumulative Effect of Change in Accounting Principle, for more information. Neither margins nor income available for common shareholders were impacted by the reclassification of revenue upon adoption of Issue 02-03.

In accordance with the requirements of Emerging Issues Task Force Issue No. 02-03, WPS Energy Services' gross physical volumes of natural gas and electricity delivered in 2003, 2002, and 2001 are reported in the following tables:
WPS Energy Services' Gas Results	2003	2002	2001

Wholesale sales volumes in billion cubic feet*	252.4	233.8	242.8
Retail sales volumes in billion cubic feet*	240.6	135.7	104.5

* Represents gross physical volumes
WPS Energy Services' Electric Results (Millions)	2003	2002	2001

Wholesale sales volumes in kilowatt-hours*	2,768.0	4,250.0	1,696.6
Retail sales volumes in kilowatt-hours*	6,435.3	2,703.6	1,944.7

* Represents gross physical volumes

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

(f) Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal. We value all fossil fuels using average cost. Average cost is also used to value natural gas in storage for our regulated segments. Natural gas in storage for our nonregulated segments is valued at the lower of cost or market unless hedged pursuant to a fair value hedge. Through December 2002, natural gas in storage for our nonregulated segments was marked to the current spot price under fair value accounting rules. To comply with new accounting requirements resulting from the rescission of Emerging Issues Task Force


Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," we adopted the inventory valuation method described above for our nonregulated natural gas inventories effective January 1, 2003.

(g) Risk Management Activities--As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices, interest rates, and foreign currency exchange rates.

WPS Resources evaluates its derivative contracts in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Statement No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to Statement No. 133 and are offset with a corresponding regulatory asset or liability. Prior to the adoption of Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," effective January 1, 2003, WPS Resources accounted for contracts in accordance with Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." See Note 1(t) Cumulative Effect of Change in Accounting Principle, for more information concerning the transition from Issue 98-10 to Statement No. 133.

Effective July 1, 2003, WPS Resources adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement No. 133, primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of Statement No. 133. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement No. 149 did not have a significant impact on WPS Resources for 2003.

WPS Resources adopted Emerging Issues Task Force Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-03," which resulted in recording revenues net of cost of fuel, gas and purchased power for energy-related transactions that settle financially and for which the commodity does not physically transfer for arrangements entered into after October 1, 2003. Had we applied the provisions of Issue 03-11 to arrangements entered into prior to October 1, 2003, previously reported nonregulated revenue would have decreased $62.9 million for the nine months ending September 30, 2003 with a corresponding $62.9 million decrease to nonregulated cost of fuel, gas, and purchased power. Previously reported wholesale natural gas sales volumes for the nine months ending September 30, 2003 would have decreased 10.8 billion cubic feet. Application of the provisions of Issue 03-11 to arrangements entered into prior to October 1, 2003 would not have impacted the 2002 and 2001 financial statements or reported sales volumes. Neither margins, income, nor cash flows were impacted by the adoption of Issue 03-11.

In accordance with views recently expressed by the Securities and Exchange Commission staff, WPS Resources has reclassified mark-to-market gains and losses on derivative instruments not qualifying for hedge accounting as a component of revenues for all periods presented. The retroactive reclassification of the mark-to-market gains and losses did not have a significant impact on our financial statements and neither margins, income available for common shareholders, nor cash flows were impacted by the change.

(h) Property, Plant and Equipment--Utility plant is stated at the original cost of construction including an allowance for funds used during construction. The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant


accounts. Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units. Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses. The utility charges the cost of units of property retired, sold, or otherwise disposed of, less salvage, to the accumulated provision for depreciation.

We record straight-line depreciation expense over the estimated useful life of utility property and include amounts for estimated removal and salvage. The Public Service Commission of Wisconsin approved depreciation rates for Wisconsin Public Service effective January 1, 1999. On March 1, 2004, Wisconsin Public Service filed a request for new depreciation rates to be effective January 1, 2005. Depreciation rates for Upper Peninsula Power were approved by the Michigan Public Service Commission and are effective January 1, 2002 through December 31, 2006.

Depreciation for the Kewaunee nuclear power plant is being accrued based on a Public Service Commission of Wisconsin order that became effective on January 1, 2001. The order included a change in the depreciation methodology for the Kewaunee nuclear power plant after the steam generators were replaced. The cost of the new steam generators that went into service in December 2001 will be recovered over an 8-1/2 year period using the sum-of-years-digits method of depreciation. Also under this order, the unrecovered plant investment at January 1, 2001 and future additions will be recovered over a period ending 8-1/2 years after the installation of the steam generators using a straight-line remaining life depreciation methodology.

Depreciation expense also includes accruals for nuclear decommissioning. These accruals are not included in the annual composite rates shown below. An explanation of this item is included in Note 8, Nuclear Plant Operation.

Annual Utility Composite Depreciation Rates	2003	2002	2001

Electric	3.63%	3.66%	3.23%
Gas	3.63%	3.59%	3.37%

Nonutility property interest capitalization takes place during construction, and gain and loss recognition occurs in connection with retirements. Nonutility property is depreciated using straight-line depreciation. Asset lives range from 3 to 20 years.

Nonregulated plant is stated at the original construction cost, which includes capitalized interest for those assets, or estimated fair value at the time of acquisition pursuant to a business combination. The costs of renewals, betterments, and major overhauls are capitalized as an addition to plant. The gains or losses associated with ordinary retirements are recorded in the period of retirement. Maintenance, repair, and minor replacement costs are expensed as incurred.

Most of the nonregulated subsidiaries compute depreciation using the straight-line method over the following estimated useful lives:

Structures and improvements	15 to 40 years
Office and plant equipment	5 to 35 years
Office furniture and fixtures	3 to 10 years
Vehicles	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of: life of the lease or life of the asset

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


(i) Capitalized Interest and Allowance for Funds Used During Construction--Our nonregulated subsidiaries capitalize interest for construction projects, while our utilities use an allowance for funds used during construction calculation, which includes both an interest and an equity component as required by regulatory accounting.

Approximately 50% of Wisconsin Public Service's retail jurisdictional construction work-in-progress expenditures are subject to allowance for funds used during construction, except specific Public Service Commission of Wisconsin approved projects that could have a larger percent of expenditures subject to allowance for funds used during construction. For 2003, Wisconsin Public Service's allowance for funds used during construction retail rate was 9.61%.

Wisconsin Public Service's construction work-in-progress debt and equity percentages for wholesale jurisdictional electric allowance for funds used during construction are specified under a formula in the Federal Energy Regulatory Commission's Uniform System of Accounts. For 2003, the allowance for funds used during construction wholesale rate was 4.03%.

Upper Peninsula Power is subject to one allowance for funds used during construction rate. That rate is specified in a formula in the Federal Energy Regulatory Commission's Uniform System of Accounts, but limited by the Michigan Public Service Commission's allowed rate of return. For 2003, the allowance for funds used during construction rate was 2.5%. Historically, there have been few calculations of allowance for funds used during construction due to the small dollar amounts or short construction periods of Upper Peninsula Power's construction projects.

Wisconsin Public Service's allowance for equity funds used during construction for 2003, 2002, and 2001 were $2.4 million, $3.0 million, and $1.9 million, respectively. Wisconsin Public Service's allowance for borrowed funds used during construction for 2003, 2002, and 2001 were $1.0 million, $1.2 million, and $2.1 million, respectively. Upper Peninsula Power did not record allowance for funds used during construction for 2003, 2002, or 2001.

Our nonregulated subsidiaries calculate capitalized interest on long-term construction projects for periods where financing is provided by WPS Resources through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate WPS Resources incurs for such funds.

(j) Asset Impairment--We review the recoverability of long-lived tangible and intangible assets, excluding goodwill and regulatory assets, using Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Statement No. 144 requires review of assets when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value.

If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the future anticipated cash flows from these investments to their carrying values. The estimated fair value less cost to sell for assets held for sale are compared each reporting period to their carrying values. Impairment charges are recorded for equity method investments and assets held for sale if the carrying value of such assets exceeds the future anticipated cash flows or the estimated fair value less cost to sell, respectively.

(k) Regulatory Assets and Liabilities--Wisconsin Public Service and Upper Peninsula Power are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain incurred costs. Revenue will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts that are refundable in future customer rates. Based on a current


evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable.

(l) Goodwill and Other Intangible Assets--On January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and amortization of goodwill was discontinued. There was no impairment of goodwill upon adoption of Statement No. 142. WPS Resources has elected to perform its annual impairment test during the second quarter of each year, updated whenever events or changes in circumstances indicate that goodwill might be impaired. Based upon the results of impairment testing performed in 2003, no impairment of goodwill was noted.

Other intangible assets with definite lives, consisting primarily of emission credits and customer related intangible assets, are amortized over periods from 1 to 30 years. For more information on WPS Resources' intangible assets, see Note 11, Goodwill and Other Intangible Assets.

(m) Retirement of Debt--Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

(n) Research and Development--The only member of WPS Resources' consolidated entity that incurs significant research and development costs is Wisconsin Public Service. Electric research and development expenditures for Wisconsin Public Service totaled $0.6 million for 2003, $0.3 million for 2002, and $1.1 million for 2001.

(o) Asset Retirement Obligations--Effective January 1, 2003, WPS Resources adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Under the new accounting standard, WPS Resources recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. For the utility segments of WPS Resources, we believe it is probable that any differences between expenses under Statement No. 143 and expenses currently recovered through customer rates will be recoverable in future customer rates. Accordingly, the adoption of this statement had no impact on the utility segment's income as the effects were offset by the establishment of regulatory assets or liabilities pursuant to Statement No. 71. Refer to Note 16, "Asset Retirement Obligations" for additional information on Statement No. 143.

(p) Income Taxes--We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Wisconsin Public Service and Upper Peninsula Power, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities.

Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reporting purposes. These deferred investment tax credits are being amortized over the useful lives of the property to which they are related.

WPS Resources is an indirect part owner in a facility that produces synthetic fuel from coal, as defined in Section 29 of the Internal Revenue Code. The production and sale of the synthetic fuel from this facility qualifies for tax credits under Section 29 if certain requirements are satisfied. Section 29 tax credits are currently scheduled to expire at the end of 2007. Tax credits that are not utilized to reduce tax expense as a result of alternative minimum tax rules relating to United States federal income taxes are carried forward as alternative minimum tax credits to reduce current tax expense in future years. Under current federal law, alternative minimum tax credits do not expire.


WPS Resources files a consolidated United States income tax return that includes domestic subsidiaries in which its ownership is 80 percent or more. WPS Resources and its consolidated subsidiaries are parties to a tax allocation arrangement under which each entity determines its income tax provision on a stand alone basis, after which effects of federal consolidation are accounted for.

(q) Excise taxes--WPS Resources presents revenue net of pass-through taxes on the Consolidated Statements of Income.

(r) Guarantees--Effective January 1, 2003, WPS Resources adopted the provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

At December 31, 2003, Wisconsin Public Service had an outstanding guarantee to indemnify a third-party for certain exposures related to the construction of utility assets. In the event that the construction project is not completed, Wisconsin Public Service agreed to reimburse the guaranteed party for certain unrecovered costs. At December 31, 2003, the guarantee carries a maximum exposure of $5.5 million. A liability for the fair value of this obligation was not recognized in the Consolidated Balance Sheets of Wisconsin Public Service, because the guarantee was issued prior to the effective date for initial measurement and recognition as defined by Interpretation No. 45.

(s) Stock Options--At December 31, 2003, WPS Resources had three stock option plans, which are described more fully in Note 22, Stock Option Plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost for stock options is reflected in income available for common shareholders, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on income available for common shareholders and earnings per share if we had applied the fair value recognition provisions of FASB Statements No. 123, "Accounting for Stock Based Compensation," to employee stock options.

(Millions, except per share amounts)	2003	2002	2001
Income available for common shareholders
As reported	$94.7	$109.4	$77.6
Deduct: Total stock option employee compensation expense determined under fair value method for all awards, net of related tax effects	(0.5)	(0.5)	(0.3)
Pro forma	$94.2	$108.9	$77.3

Basic earnings per common share
As reported	$2.87	$3.45	$2.75
Pro forma	2.85	3.44	2.74

Diluted earnings per common share
As reported	$2.85	$3.42	$2.74
Pro forma	2.84	3.40	2.73

(t) Cumulative Effect of Change in Accounting Principles--WPS Energy Services had been applying the accounting standards of Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," from the first quarter of 2000 until this standard was rescinded by


Issue 02-03 in October 2002. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its energy related contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and requiring a cumulative change in accounting principle to be recorded effective January 1, 2003 for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Resources recorded an after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of WPS Energy Services) to increase income available for common shareholders as a result of removing from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement No. 133. The cumulative effect of adopting this new accounting standard is expected to reverse upon the settlement of the contracts impacted by the standard. Most of this reversal is expected to occur in 2004. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.

In addition, the adoption of Statement No. 143 at WPS Power Development resulted in a $0.3 million negative after-tax cumulative effect of change in accounting principle related to recording a liability for the closure of an ash basin at the Sunbury generating plant.

(u) Reclassifications--We reclassified certain prior year financial statement amounts to conform to the current year presentation.

(v) New Accounting Pronouncements--In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives the majority of the expected residual returns of the variable interest entity's activities. On December 24, 2003, the Financial Accounting Standards Board issued a revision to Interpretation No. 46 ("46R") in order to clarify some of the provisions of Interpretation No. 46 and to exempt certain entities from its requirements. The effective implementation date of Interpretation No. 46 was also modified by Interpretation No. 46R. The application of Interpretation No. 46R was required for financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. WPS Resources identified WPSR Capital Trust I as a special purpose entity that is within the scope of Interpretation No. 46R. Refer to Note 16, "Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Preferred Stock Trust", for further discussion of the impacts of implementing this portion of Interpretation No. 46R on the financial statement of WPS Resources. For all other types of variable interest entities, the application of Interpretation No. 46R will be required in the first quarter of 2004.


WPS Resources has not identified any material variable interest entities created, or interests in variable entities obtained, after January 31, 2003 that require consolidation or disclosure under the Financial Accounting Standard Board's Interpretation No. 46R and continues to assess the existence of any interests in variable interest entities, not classified as special purpose entities, created on or prior to January 31, 2003. WPS Resources currently anticipates that we will disclose information about a variable interest entity upon implementation of Interpretation No. 46R in the first quarter of 2004. Through an affiliate of WPS Power Development, Inc., WPS Resources owns a partial interest in a synthetic fuel production facility located in Kentucky and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. At December 31, 2003, WPS Resources had a 23% ownership interest in the synthetic fuel facility. WPS Resources' maximum exposure to loss as a result of our involvement with this potential variable interest entity is limited to our investment in the entity, which is not significant at December 31, 2003. Currently, we do not believe that WPS Resources is the primary beneficiary of this entity and do not anticipate consolidation of the synthetic fuel facility upon adoption of Interpretation No. 46 in the first quarter of 2004.

The utility segments of WPS Resources recognize removal costs for utility assets. Historically these removal costs have been reflected as a component of depreciation expense and accumulated deprecation in accordance with regulatory treatment. The Staff of the Securities and Exchange Commission has recently expressed their views on the balance sheet presentation of these removal costs for the utility industry and has required that the amounts be reclassified from accumulated deprecation to a liability for all years presented. As a result, WPS Resources reclassified $463.3 million from accumulated depreciation to nuclear decommissioning and other costs of removal at December 31, 2002. Of the total amount reclassified, Wisconsin Public Service recorded $451.6 million. Upon adoption of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, costs of removal with associated legal retirement obligations of $290.5 million were removed from nuclear decommissioning and other costs of removal as these costs are now accounted for as asset retirement obligations. Refer to Note 16, "Asset Retirement Obligations", for more information on costs of removal with associated legal obligations. At December 31, 2003, WPS Resources reclassified $180.0 million of costs of removal that were determined to not have an associated legal obligation from nuclear decommissioning and other costs of removal to a regulatory liability pursuant to Statement No. 71. Wisconsin Public Service reclassified $167.9 million of costs of removal that were determined to not have an associated legal obligation.

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

Nuclear Decommissioning Trusts: The value of nuclear decommissioning trust investments is recorded at fair value, net of taxes payable on unrealized gains and losses, and represents the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as nuclear decommissioning trusts - other assets.

Long-Term Debt and Preferred Stock: The fair value of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS Resources for debt of the same remaining maturity.


The estimated fair values of our financial instruments as of December 31 were:
(Millions)	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 50.7	$ 50.7	$ 43.3	$ 43.3
Restricted cash	3.2	3.2	4.2	4.2
Energy conservation loans	1.9	1.9	2.2	2.2
Nuclear decommissioning trusts	332.3	332.3	290.5	290.5
Nuclear decommissioning trusts - other assets	22.5	22.5	13.0	13.0
Notes payable	10.0	10.0	13.8	13.8
Commercial paper	28.0	28.0	16.0	16.0
Note payable to preferred stock trust	51.5	51.5	-	-
Trust preferred securities	-	-	50.0	51.1
Long-term debt	931.2	1014.7	898.1	970.6
Preferred stock	51.1	49.1	51.1	45.5
Risk management activities - net	12.9	12.9	(11.6)	(11.6)

NOTE 3--RISK MANAGEMENT ACTIVITIES

Utility Segment

Wisconsin Public Service has entered into a limited number of natural gas and electric purchase contracts with customers that are accounted for as derivatives. The Public Service Commission of Wisconsin approved recognizing a regulatory asset or liability for the fair value of derivative amounts as a result of these contracts pursuant to Statement No. 71. Thus, management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. As of December 31, 2003, we have recorded an asset from risk management activities of $8.4 million related to these contracts. We recorded an asset from risk management activities of $1.4 million and a liability from risk management activities of $0.7 million related to these contracts at December 31, 2002.

Nonregulated Segments

Our nonregulated segments have also entered into contracts that are accounted for as derivatives under the provisions of Statement No. 133, as amended. At December 31, 2003, those derivatives not designated as hedges are primarily commodity contracts used to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Changes in the fair value of the non-hedge derivatives are recognized currently in earnings. At December 31, 2003, the fair value of these contracts is recorded as an asset from risk management activities of $578.1 million and a liability from risk management activities of $582.1 million. At December 31, 2002, we recorded an asset from risk management activities of $25.5 million and a liability from risk management activities of $23.2 million for those contracts entered into after October 25, 2002, that qualified as derivatives and were not designated as hedges. Commodity contracts entered into before October 25, 2002 were accounted for as energy trading contracts under Issue 98-10 at December 31, 2002. At December 31, 2002, WPS Energy Services recorded an asset from risk management activities of $514.9 million and a liability from risk management activities of $516.4 million related to energy trading contracts accounted for under Issue 98-10.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in prices of natural gas held in inventory and changes in fair value of foreign currency. The changes in the fair value of these hedges are recognized currently in earnings as are the changes in fair value of the hedged items. To the extent that the fair value hedge is fully effective, there is no impact on earnings. At December 31, 2003, the fair value of contracts designated as fair value hedges, excluding foreign exchange contracts, are recorded as


an asset from risk management activities of $0.3 million and a liability from risk management activities of $4.0 million. Fair value hedge ineffectiveness recorded in nonregulated cost of fuel, gas, and purchased power on the Consolidated Statement of Income was not significant during 2003. At December 31, 2002, those contracts designated as fair value hedges were not significant.

Forward foreign exchange contracts designated as fair value hedges are utilized to manage the risk associated with currency fluctuations on certain firm sales and purchase commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions. The terms of our forward foreign exchange contracts are consistent with the terms of the underlying transactions, generally one year or less. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized in earnings and offset the foreign currency gains and losses on the underlying exposures being hedged. The contract amounts of forward foreign exchange contracts outstanding at December 31, 2003 are recorded as an asset from risk management activities of $10.6 million and a liability from risk management activities of $4.3 million and were not significant at December 31, 2002. All of the foreign exchange contracts designated as fair value hedges were determined to be perfectly effective.

Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. At December 31, 2003, the fair value of commodity contracts designated as cash flow hedges is recorded as an asset from risk management activities of $25.0 million and a liability from risk management activities of $9.0 million. These cash flow hedges extend through December 2005. The majority of the commodity contracts were determined to be perfectly effective; therefore, the changes in the values of these contracts are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if the hedged transaction is discontinued. Through December 31, 2004, $6.3 million is expected to be recognized in earnings. The portion of these contracts that was determined to be ineffective was not significant at December 31, 2003, and was recorded as a component of nonregulated cost of fuel, gas, and purchased power. When testing for effectiveness, no portion of the derivative instruments was excluded. At December 31, 2002, those commodity contracts designated as cash flow hedges were not significant.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018. At December 31, 2003, we recorded a liability from risk management activities of $10.1 million related to this swap. At December 31, 2002, we recorded a liability from risk management activities of $12.7 million related to this swap. Because the swap was determined to be perfectly effective, the changes in the value of this contract are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to this swap will be recognized as expense as the interest is paid. Through December 31, 2004, $2.2 million is expected to be expensed, assuming interest rates comparable to those at December 31, 2003. We did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

NOTE 4--ASSETS HELD FOR SALE

On October 24, 2003, WPS Power Development entered into a definitive agreement to sell its Sunbury generation plant located in Pennsylvania. This facility currently sells power on a wholesale basis, and provides energy for a 200-megawatt around-the-clock outtake contract that expires on December 31, 2004. The sale will enable WPS Resources to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles. Based on the terms of the asset sale agreement, the sale price is anticipated to be approximately $120 million, subject to various working capital adjustments. WPS Power Development is also separately negotiating the sale of certain silt reserves that were utilized in the operations of the Sunbury generation plant.

At December 31, 2003 and 2002, respectively, the assets and liabilities associated with the Sunbury generation plant that will be transferred to the buyer as well as certain silt reserves have been classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for


the Impairment or Disposal of Long-Lived Assets." Statement No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. No adjustments to write down assets held for sale were required in 2003. WPS Resources plans to complete the sale of the Sunbury generation plant and certain silt reserves in 2004 and, therefore, the assets and liabilities recorded as held for sale are classified as current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The major classes of assets and liabilities held for sale are as follows at December 31:
(Millions)	2003	2002
Inventories	$ 4.2	$ 7.8
Other current assets	5.1	5.2
Property, plant, and equipment, net	71.5	70.7
Other assets (includes emission credits)	35.6	37.5
Assets held for sale	$116.4	$121.2

Other current liabilities	$0.6	$0.6
Asset retirement obligations	2.1	-
Liabilities held for sale	$2.7	$0.6

WPS Power Development financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap. The interest rate swap is designated as a cash flow hedge and, as a result, the mark-to-market loss has been recorded as a component of other comprehensive income. If management determines that the hedged transactions (i.e. future interest payments on the debt) will not continue after the sale, WPS Resources will be required to recognize the amount accumulated within other comprehensive income ($6.1 million at December 31, 2003) currently in earnings. No such determination has been made at December 31, 2003.

WPS Power Development has an obligation to service a 200-megawatt outtake contract through December 31, 2004. WPS Power Development entered into the contract in conjunction with the acquisition of the Sunbury generating assets. At December 31, 2003, WPS Power Development has hedged its obligation to service its 200-megawatt outtake contract subsequent to the date of the anticipated sale of Sunbury (estimated to be August 31, 2004). The revenues from the outtake contract are $2.7 million less than the hedged cost of purchased power. This loss will be included as a component of the loss from discontinued operations in the Consolidated Statements of Income when realized. The amount of the loss is subject to change if the sale does not close on August 31, 2004.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the years ended December 31 was as follows:
(Millions)	2003	2002	2001
Nonregulated revenue	$ 81.2	$ 87.2	$ 86.4
Operating expenses	(97.7)	(91.3)	(91.8)
Interest expense	(6.2)	(5.8)	(5.9)
Loss before taxes	(22.7)	(9.9)	(11.3)
Income tax benefit	(6.7)	(3.9)	(4.4)
Discontinued operations, net of tax	$(16.0)	$(6.0)	$(6.9)

Interest expense represents the nonrecourse term loans directly related to Sunbury.

In 2001, a consolidated subsidiary of WPS Resources sold electricity to our discontinued operations for $3.4 million. Sales between this subsidiary and our discontinued operations did not occur in 2003 or 2002, and we have determined that similar sales will continue with third parties after the discontinuance; therefore, the $3.4 million sales price is reflected in continuing operations in 2001. The market value of the related party sales was $4.3 million in 2001.


A summary of the components of cash used in discontinued operations recorded in the Consolidated Statements of Cash Flows for the years ended December 31 is as follows:
(Millions)	2003	2002	2001
Net cash operating activities	$(3.2)	$ 5.5	$ (1.2)
Net cash investing activities	(3.4)	(19.4)	(4.5)
Net cash financing activities	(3.0)	(2.9)	(6.1)
Change in cash and cash equivalents	$(9.6)	$(16.8)	$(11.8)

During 2003, 2002, and 2001 cash paid for interest associated with the non-recourse debt of discontinued operations was $5.5 million, $5.8 million, and $6.2 million, respectively.

NOTE 5--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following utility, nonutility, and nonregulated assets.

(Millions)	2003	2002
Electric utility	$2,288.9	$2,058.8
Gas utility	457.2	427.3
Total utility plant	2,746.1	2,486.1
Less: Accumulated depreciation	1,200.8	1,079.4
Net	1,545.3	1,406.7
Construction in progress	89.3	101.8
Nuclear fuel, less accumulated amortization	20.3	24.6
Net utility plant	1,654.9	1,533.1

Nonutility plant	20.3	19.1
Less: Accumulated depreciation	4.9	4.4
Net nonutility plant	15.4	14.7

Electric nonregulated	161.2	158.3
Gas nonregulated	7.0	6.9
Other nonregulated	20.8	20.4
Total nonregulated property, plant, and equipment	189.0	185.6
Less: Accumulated depreciation	30.6	21.1
Net nonregulated property, plant, and equipment	158.4	164.5

Total property, plant, and equipment	$1,828.7	$1,712.3


NOTE 6--ACQUISITIONS AND SALES OF ASSETS

Sale of Hydroelectric Projects

Wisconsin Public Service sold 542 acres of land near the Peshtigo River to the Wisconsin Department of Natural Resources in 2003 for $6.5 million as part of a multi-phase agreement reached between the parties in 2001. Under the terms of the 2001 agreement, the Department of Natural Resources bought more than 5,000 acres of land for $13.5 million in 2001 and has an option to purchase an additional 179 acres in 2004 for approximately $5 million (in March 2004 the Wisconsin Department of Natural Resources exercised this option). Pending the close of the third and final phase of the agreement in 2004, Wisconsin Public Service will donate an additional 5,176 acres to the state. The sale is a part of our asset management strategy.

Wausau, Wisconsin to Duluth, Minnesota transmission line

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in the company. Wisconsin Public Service sold, at book value, approximately $20.1 million of assets related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction. In 2003, WPS Resources invested $14.0 million in American Transmission Company, related to its agreement to fund approximately half of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. In December 2003, Wisconsin Public Service also transferred other transmission assets to American Transmission Company, increasing its investment an additional $5.9 million. At December 31, 2003, WPS Resources' ownership interest in American Transmission Company was 19.8%. Our investment in American Transmission Company is described more fully in Note 10 - Investments in Affiliates, at Equity Method.

Guardian Pipeline

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC from CMS Gas Transmission Company for approximately $26 million. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. The pipeline can transport up to 750 million cubic feet of natural gas daily. Our interest in Guardian Pipeline, LLC is accounted for as an equity method investment and is described more fully in Note 10, Investments in Affiliates, at Equity Method. As the consideration paid for Guardian Pipeline approximates the underlying equity in the net assets of this investment, no purchase accounting adjustments were required. This pipeline improves natural gas price competition in Wisconsin and is critical to natural gas reliability in the state.

Sunbury

As discussed in Note 4, Assets Held for Sale, WPS Power Development entered into a definitive agreement on October 24, 2003 to sell its Sunbury generation plant for approximately $120 million, subject to certain working capital adjustments. The assets and liabilities of the Sunbury generation plant that will be transferred to the buyer in this transaction have been classified as held for sale on the Consolidated Balance Sheets and the operations and cash flows related to the operations of the Sunbury generation plant that will be eliminated upon the date of sale have been classified as discontinued operations within the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively.


Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service entered into a definitive agreement to sell its 59% ownership interest in the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewaunee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in 2004. Approval has already been obtained from the Iowa Public Utility Commission.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of Kewaunee. The pretax fair value of the non-qualified decommissioning trust's assets at December 31, 2003 was $115.1 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a fair value of $239.7 million at December 31, 2003. Wisconsin Public Service will request deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, Wisconsin Public Service anticipates most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be returned to customers under future rate orders. As of December 31, 2003, Wisconsin Public Service's share of the carrying value of assets and liabilities included within the sale agreement were as follows:
(Millions)	2003

Property, plant, and equipment, net	$421.8
Other current assets	5.2
Total assets	$427.0

Regulatory liabilities	$(25.7)
Asset retirement obligations	343.6
Total liabilities	$317.9

The assets and liabilities disclosed above do not meet the criteria to be classified as held for sale on the Consolidated Balance Sheets under the provisions of FASB Statement No. 144 due to uncertainties inherent in the regulatory approval process.

Upon the closing of the sale, Wisconsin Public Service will enter into a long-term power purchase agreement with Dominion to purchase energy and capacity equivalent to the amounts that would have been received had current ownership in the Kewaunee nuclear power plant continued. The power purchase agreement, which also will require regulatory approval, will extend through 2013 when the plant's current operating license will expire. Fixed monthly payments under the power purchase agreement will approximate the expected costs of production had Wisconsin Public Service continued to own the plant. Therefore, management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for Wisconsin Public Service's customers and reduce our risk profile.

Quest Energy, LLC

Through 2002, WPS Resources provided financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company that markets electric power to retail customers in Michigan. Financial support was in the form of wholesale electric sales extended without generally required credit assurances, an interest-bearing note including an equity conversion option with an initial


maturity date of May 2005, and trade credit indebtedness, all secured by the assets of Quest. WPS Energy Services reported revenues related to wholesale electric sales to Quest of $1.4 million in 2002 and $0.3 million in 2001. WPS Resources assigned the equity conversion option to WPS Energy Services on January 29, 2003 and WPS Energy Services acquired a 100% ownership interest in Quest. Prior to the acquisition, Quest Energy Holdings, LLC, an independent Michigan limited liability company and owner of Quest Energy, LLC, appointed WPS Energy Services as manager of Quest Energy LLC, in November 2002. The appointment as manager, as well as other factors, including the provision of substantial financial support, resulted in Quest's financial statements being consolidated with those of WPS Resources as of December 31, 2002. WPS Energy Services utilized the purchase accounting method to account for this acquisition. There was no cash consideration paid; therefore, the purchase price of $0.7 million was equivalent to the carrying value of the note receivable from Quest on December 31, 2002. There was no goodwill recorded in this acquisition, as the purchase price approximated the fair value of the acquired assets and liabilities.

De Pere Energy Center

On December 16, 2002, Wisconsin Public Service completed the purchase of the 180-megawatt De Pere Energy Center from Calpine Corporation, a California-based independent power producer. Prior to this purchase, the power from the De Pere Energy Center was under long-term contract to Wisconsin Public Service and was accounted for as a capital lease. This purchase power agreement required Calpine to expand the facility in the future. The power purchase agreement became uneconomical in the current market. Concurrent with the purchase, the long-term power purchase contract was terminated. The $120.4 million purchase included a $72.0 million payment upon closing and a $48.4 million payment in December 2003. As a result of the purchase, the capital lease obligation was reversed and the difference between the capital lease asset and the $120.4 million purchase price was recorded as a regulatory asset. Of the $47.8 million regulatory asset initially recorded, $45.6 million is under the jurisdiction of the Public Service Commission of Wisconsin and will be amortized over 20 years beginning on January 1, 2004. Amortization of the remaining regulatory asset, which is under the jurisdiction of Federal Energy Regulatory Commission and the Michigan Public Service Commission, began in 2003 and will also occur over 20 years.

The transaction also includes a new power purchase agreement with Calpine's Fox Energy Center, which is currently under construction in Kaukauna, Wisconsin. The Fox Energy Center is being constructed as a 235-megawatt gas-fired facility and is scheduled for completion in June 2005. Wisconsin Public Service will purchase 150 megawatts of electricity from June 2005 through June 2006, increasing to an estimated 235 megawatts annually in 2006 through 2015 from this plant. The additional capacity is needed to serve expected growth in northeast Wisconsin. The new power purchase agreement is contingent on timely plant construction and does not meet the requirements of a capital lease.

ECO Coal Pelletization #12

In November 2001, WPS Power Development, through its subsidiary ECO Coal Pelletization #12 LLC, entered into a transaction to acquire from its partner the remaining interest in the synthetic fuel producing facility (partially owned by ECO #12). Concurrently, with this transaction, WPS Power Development entered into a separate transaction with a subsidiary of a public company resulting in ECO #12 contributing 100% of its synthetic fuel producing machinery to a newly formed entity in exchange for cash and a one-third ownership interest in the newly formed entity.

As a result of these transactions, WPS Power Development was the sole member of ECO #12. ECO #12 holds a one-third minority ownership interest in an entity, which produces synthetic fuel from coal qualifying for tax credits under Section 29 of the Internal Revenue Code. The sale of synthetic fuel produced by this facility entitles ECO #12 to a portion of the Section 29 tax credits generated.

These transactions generated a pre-tax gain of $40.2 million of which $38.0 million had been deferred as of December 31, 2001, as a result of certain rights of rescission and put options being granted to the buyer. The rights of rescission and the put options expired in 2002 and, as a result, WPS Power


Development recognized all of the $38.0 million deferred gain in miscellaneous income on the Consolidated Statement of Income in 2002.

The actual payments for the purchase of the former partner's interest in ECO #12 were contingent upon the same provisions referred to above. As a result, $21.3 million was originally held in escrow and was released proportionately as the respective rescission rights and put options expired. As of December 31, 2002, this escrow had a balance of $3.5 million, $2.7 million of which was released in 2003 as the remaining contingencies, not related to the recognition of the deferred gain, expired. As a result of negotiations with our former partner, the remaining $0.8 million was released to WPS Power Development and recorded as a gain, within miscellaneous income, in 2003.

On December 19, 2002, WPS Power Development sold an approximate 30% interest in ECO #12 to a third party. The buyer purchased the Class A interest in ECO #12 which gives the buyer a preferential allocation of tons of synthetic fuel produced and sold annually. The buyer may be allocated additional tons of synthetic fuel if WPS Power Development makes them available, but neither party is obligated beyond the required annual allocation of tons. The buyer's share of losses generated from the synthetic fuel operation, $5.6 million in 2003, is recorded as minority interest in the Consolidated Statements of Income.

WPS Power Development received consideration of $3.0 million cash, as well as a fixed note and a variable note for the second sale transaction. Payments under the variable note are contingent upon the synthetic fuel production facility achieving specified levels of synthetic fuel production. In conjunction with the sale, WPS Power Development has agreed to make certain payments to a third party broker, consisting of an up front payment of $1.5 million (which was paid at the time of closing), $1.9 million which was paid in 2003 and a projected payment of $1.9 million in 2004. A deferred gain of $9.2 million and $11.6 million was reflected on WPS Power Development's balance sheet at December 31, 2003 and 2002, respectively. This deferred gain represents the present value of future payments under the fixed note and the upfront cash payments net of transaction costs. It does not include an amount for the variable note, which is contingent upon the synthetic fuel production. Payments on the variable note are a function of fuel production and are recognized as a component of the gain when received. In 2003, a pre-tax gain in the amount of $7.6 million was recognized as a component of miscellaneous income related to this transaction. Similar gains are expected to result from this transaction through 2007. There was no gain recognized in 2002 from the 2002 sale.

Canadian Retail Gas Business

On November 1, 2002, WPS Energy Services entered into an agreement to purchase a book of retail gas business in the Canadian provinces of Quebec and Ontario. Consideration for the purchase consists of an earn-out to the seller based on a percentage of gross margin on the volume of natural gas delivered to certain customers during a two-year period ending October 31, 2004. The earn-out is equivalent to fixed percentages of gross margin realized over this two-year period for customers already under contract and for customers appearing on the acquired customer list who entered into a contract with WPS Energy Services subsequent to the date of purchase. Total consideration paid from the acquisition date through December 31, 2003 approximated $0.8 million. This transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the financial statements presented for WPS Resources only since the acquisition date. There was no goodwill recorded in the acquisition as the purchase price approximated the fair value of the acquired assets and liabilities. The business is part of the operations of WPS Energy Services of Canada Corp., a subsidiary of WPS Energy Services, which was created in October 2002.

WPS Empire State, Inc.

Effective June 1, 2002, WPS Power Development acquired CH Resources, Inc. from Central Hudson Energy Services, Inc. The corporate name of CH Resources, Inc. was changed to WPS Empire State, Inc. WPS Empire State owns three power plants and associated assets in upstate New York with a combined capacity of 258 megawatts. WPS Power Development used the purchase method of accounting to account for the acquisition, accordingly the operations of WPS Empire State are included in


the financial statements presented for WPS Resources for all periods beginning June 1, 2002, but do not have a material impact. The purchase price, including acquisition costs, was $61.1 million. There was no goodwill recorded in this acquisition, as the purchase price approximated the fair value of the acquired assets and liabilities.

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

Additional Interest in Kewaunee Nuclear Power Plant

On September 24, 2001, Wisconsin Public Service acquired Madison Gas and Electric Company's 17.8% interest in the Kewaunee nuclear power plant including its decommissioning trust assets. As a result of the $17.5 million purchase, Wisconsin Public Service now owns 59% of the plant with the remaining portion held by Wisconsin Power and Light Company. The additional share of the operations of the Kewaunee nuclear power plant is included in the financial statements of Wisconsin Public Service beginning September 24, 2001. Madison Gas and Electric retains its obligations as they relate to the plant for the period of time it was an owner.

Madison Gas and Electric maintained one decommissioning trust fund that accumulated its remaining contributions in accordance with its existing funding plan, which extended to December 31, 2002. On January 3, 2003, Madison Gas and Electric transferred the assets of the remaining trust fund to a Wisconsin Public Service trust fund. This trust fund has been included in our financial statements since the initial transaction. Wisconsin Public Service assumed Madison Gas and Electric's share of the decommissioning obligations in exchange for these trust funds. See earlier discussion in this section for additional information related to the sale of the Kewaunee nuclear power plant.

Wisconsin Fuel and Light Company

On April 1, 2001, Wisconsin Public Service completed a merger with Wisconsin Fuel and Light Company. Wisconsin Fuel and Light served residential, commercial, and industrial natural gas customers in Manitowoc and Wausau, Wisconsin. Wisconsin Fuel and Light's shareholders received 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light common stock. A total of 1,763,943 shares were issued resulting in a purchase price of $54.8 million based on an average price of $31.0625, the prevailing price at the time of the merger announcement.

Wisconsin Public Service used the purchase method of accounting and recorded $41.9 million of total premium associated with the purchase. Of the total premium, $36.1 million was recorded as goodwill and is included within other assets on the Consolidated Balance Sheets. During 2001, Wisconsin Public Service amortized $0.6 million of goodwill using the straight-line method over a period of 40 years. We adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. In accordance with the requirements of this statement, we ceased amortizing the goodwill on January 1, 2002. In 2003, Wisconsin Public Service transferred $0.9 million from a regulatory acquisition premium (previously classified as property, plant, and equipment) to goodwill. See Note 11, Goodwill and Other Intangible Assets, for more information.

The remaining premium, $4.9 million after taxes, was recorded as an acquisition adjustment in plant, which we expect to be recovered in Wisconsin retail rates over the three-year period of 2003 through 2005. The acquisition premium will be amortized over the recovery period.


The operations of Wisconsin Fuel and Light are included in the financial statements presented for Wisconsin Public Service and WPS Resources for the period beginning April 1, 2001, but do not have a material impact.

NOTE 7--JOINTLY-OWNED UTILITY FACILITIES

Information regarding Wisconsin Public Service's share of major jointly-owned electric-generating facilities in service at December 31, 2003 is set forth below:
(Millions, except for percentages)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4	Kewaunee Plant
Ownership	68.0%	31.8%	31.8%	59.0%
Wisconsin Public Service's share of plant nameplate capacity (megawatts)	56.8	335.2	105.0	315.0
Utility plant in service	$18.0	$129.5	$28.8	$252.2
Accumulated depreciation	$ 7.5	$ 82.5	$16.9	$180.8
In-service date	1993	1975 and 1978	1969	1974

Wisconsin Public Service's share of direct expenses for these plants is included in the corresponding operating expenses in the Consolidated Statements of Income. Wisconsin Public Service has supplied its own financing for all jointly-owned projects.

NOTE 8--NUCLEAR PLANT OPERATION

On November 7, 2003, Wisconsin Public Service and Wisconsin Power and Light Company entered into an agreement to sell the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in the second half of 2004. Approval has already been obtained from the Iowa Public Utility Commission. See Note 6, Acquisitions and Sales of Assets for more information on the transaction.

The quantity of heat produced for the generation of electric energy by the Kewaunee nuclear power plant is the basis for the amortization of the costs of nuclear fuel to electric production fuel expense, including an amount for ultimate disposal. These costs are recovered currently from customers in rates. The ultimate storage of fuel is the responsibility of the United States Department of Energy pursuant to a contract required by the Nuclear Waste Act of 1982. The Department of Energy receives quarterly payments for the storage of fuel based on generation. During 2003, payments from Wisconsin Public Service to the Department of Energy totaled $2.3 million. During 2002 and 2001, payments totaled $2.5 million and $1.4 million, respectively.

On an interim basis, spent nuclear fuel storage space is provided at the Kewaunee nuclear power plant. Expenses associated with interim spent fuel storage at the Kewaunee nuclear power plant are recognized as current operating costs. At current production levels, the plant has sufficient storage for all fuel assemblies until 2009 with full core offload. Additional capacity will be needed by 2010 to maintain full core offload capability for fuel assemblies in use at shutdown in 2013.

The accumulated provision for nuclear fuel, which represents nuclear fuel purchases and amortization, totaled $265.1 million at December 31, 2003 and $256.9 million at December 31, 2002.

For information on the depreciation policy for the Kewaunee nuclear power plant, see Note 1(h), Property, Plant and Equipment.

Wisconsin Public Service's share of nuclear decommissioning costs to date has been accrued over the estimated service life of the Kewaunee nuclear power plant, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $3.0 million in 2003 and $2.6 million in both 2002 and


2001. In developing our decommissioning funding plan, we assumed a long-term after-tax earnings rate of approximately 5%.

As of December 31, 2003, the market value of the external nuclear decommissioning trusts totaled $332.3 million.

As part of the anticipated sale of the Kewaunee nuclear power plant, Wisconsin Public Service will transfer its qualified nuclear decommissioning trust assets to Dominion. Wisconsin Public Service will retain the nonqualified trust assets, which totaled $115.1 million pretax ($92.6 million net of tax) at December 31, 2003. The funds collected from customers for the decommissioning obligation related to the nonqualified trust are expected to be refunded to customers in accordance with yet-to-be-determined regulatory guidelines. Also in conjunction with the anticipated sale, the Public Service Commission of Wisconsin suspended funding into the retail jurisdiction of Wisconsin Public Service's decommissioning trusts for 2004. For the wholesale jurisdiction, funding during 2004 will be $1.1 million.

In the fourth quarter of 2003, Wisconsin Public Service changed its investment strategy for its qualified trust and placed the assets in short-term investments. This was done to reduce volatility in the value of the trust for the anticipated transfer to Dominion at the time of closing of the Kewaunee sale. A condition of the sale specifies a minimum amount of qualified trust assets to be transferred. This liquidation and reinvestment resulted in a sizable increase in realized earnings for 2003 and a corresponding increase in depreciation expense. It also resulted in a sizable decrease in the percent of investments held in equity securities compared to prior years.

Investments in the nuclear decommissioning trusts are recorded at fair value. Investments at December 31, 2003, consisted of 27.9% equity securities and 72.1% fixed income securities. The investments are presented net of related income tax effects on unrealized gains, and represent the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as other assets. At December 31, 2003, the amount classified as other assets was $22.5 million. An offsetting regulatory liability reflects the expected reduction in future rates as unrealized gains in the nonqualified trust are realized. Information regarding the cost and fair value of the external nuclear decommissioning trusts, net of tax is set forth below:

2003 Security Type (Millions)	Fair Value	Cost	Unrealized Gain

Fixed income	$239.7	$239.6	$ 0.1
Equity	92.6	59.1	33.5
Balance at December 31	$332.3	$298.7	$ 33.6

2002 Security Type (Millions)	Fair Value	Cost	Unrealized Gain

Fixed income	$119.7	$114.0	$ 5.7
Equity	170.8	143.0	27.8
Balance at December 31	$290.5	$257.0	$33.5


Future decommissioning costs collected in customer rates and a charge for realized earnings from external trusts are included in depreciation expense. Realized trust earnings totaled $38.7 million in 2003, $1.7 million in 2002, and $8.1 million in 2001. In 2002, unrealized gains and losses, net of taxes, in the external trusts were reflected as changes to the decommissioning reserve, since decommissioning expense is recognized as the gains and losses are realized, in accordance with regulatory requirements. The noncurrent liability for nuclear decommissioning and other costs of removal included an accumulated provision for decommissioning totaling $290.5 million at December 31, 2002. In 2003, the accumulated provision for decommissioning was removed from nuclear decommissioning and other costs of removal as these costs are now accounted for as asset retirement obligations in accordance with Statement No. 143 (see Note 1(v), New Accounting Pronouncements).

If the sale is not consummated, Wisconsin Public Service's share of the Kewaunee nuclear power plant decommissioning, based on its 59% ownership interest, is estimated to be $331 million in current (2003) dollars based on a site-specific study. The study was performed in 2002 by an external consultant and will be used as the basis for calculating regulatory funding requirements. The study uses several assumptions, including immediate dismantlement as the method of decommissioning and plant shutdown in 2013. Based on the standard cost escalation assumptions reflected in our current funding plan, which were determined based on the requirements of a July 1994 Public Service Commission of Wisconsin order, the undiscounted amount of Wisconsin Public Service's share of decommissioning costs forecasted to be expended between the years 2013 and 2037 is $929 million if the sale is not consummated. See Note 6, Acquisitions and Sales of Assets, for further discussion of the pending sale of the Kewaunee nuclear power plant.

Beginning January 1, 2003, we adopted Statement No. 143. This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or normal operation of that asset. We have identified the final decommissioning of the Kewaunee nuclear power plant as an asset retirement obligation and have recorded an asset retirement obligation of $343.6 million at December 31, 2003. This amount is based on several significant assumptions, including the scope of decommissioning work performed, the timing of future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the Public Service Commission of Wisconsin to calculate the nuclear decommissioning liability for funding purposes. For more information on Statement No. 143 and its impact on the Kewaunee nuclear power plant refer to Note 16, Asset Retirement Obligations.


NOTE 9--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are reflected in our consolidated balance sheets as of December 31:

WPS Resources' Regulatory Assets/Liabilities (Millions)	2003	2002

Regulatory assets
De Pere Energy Center	$ 47.7	$ 47.8
Environmental remediation costs (net of insurance recoveries)	41.0	40.0
Minimum pension liability	15.2	-
Deferred nuclear costs	4.9	7.9
Automated meter reading costs	4.5	2.6
Plant related costs	2.6	0.3
Funding for enrichment facilities	2.4	3.0
Unamortized loss on debt	1.4	2.1
Other	8.0	7.2
Total	$127.7	$110.9

Regulatory liabilities
Cost of removal reserve	$180.0	$ -
Asset retirement obligations	66.9	-
Unrealized gain on decommissioning trust	22.5	13.0
Income tax related items	11.8	17.7
Derivatives	8.4	1.4
Demand-side management expenditures	5.3	5.9
Deferred gain on emission allowance sales	5.1	3.8
Deferred American Transmission costs	3.4	3.1
Interest from tax refunds	0.7	4.8
Other	0.3	-
Total	$304.4	$49.7

Our utility subsidiaries expect to recover their regulatory assets and return their regulatory liabilities through rates charged to customers based on specific ratemaking decisions or precedent for each item over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate. Except for amounts expended for environmental costs, Wisconsin Public Service is recovering carrying costs for all regulatory assets. Upper Peninsula Power may recover carrying costs on environmental regulatory assets. Based on prior and current rate treatment for such costs, we believe it is probable that Wisconsin Public Service and Upper Peninsula Power will continue to recover from customers the regulatory assets described above.

See Note 6, Acquisitions and Sales of Assets, Note 16, Asset Retirement Obligations; Note 17, Income Taxes; and Note 19, Employee Benefit Plans, for specific information on regulatory deferrals related to the De Pere Energy Center, asset retirement obligations and cost of removal, income taxes, and pensions. See Note 18, Commitments and Contingencies, for information on environmental remediation deferred costs.


NOTE 10--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2003 and 2002 follow.
(Millions)	2003	2002
American Transmission Company, LLC	$79.9	$57.5
Guardian Pipeline, LLC	27.4	-
Wisconsin River Power Company	12.8	9.6
Other	4.9	6.1
Investments in affiliates, at equity method	$125.0	$73.2

Investments in affiliates under the equity method are a component of other assets on the Consolidated Balance Sheets and the equity income is recorded in miscellaneous income on the Consolidated Statements of Income.

WPS Investments, LLC, a consolidated subsidiary of WPS Resources, had a 19.8% ownership interest in American Transmission Company, LLC at December 31, 2003. American Transmission Company is a for-profit, transmission-only company. It owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois. American Transmission Company began operation on January 1, 2001. Its assets previously were owned and operated by multiple electric utilities serving the upper Midwest, all of which transferred their transmission assets to American Transmission Company in exchange for an ownership interest. A Wisconsin law encouraged utilities in the state to transfer ownership and control of their transmission assets to a state-wide transmission company.

Wisconsin Public Service contributed its transmission assets on January 1, 2001 and Upper Peninsula Power contributed its transmission assets on June 28, 2001. During 2003, Wisconsin Public Service made additional contributions and sold the Wausau, Wisconsin, to Duluth, Minnesota transmission line to the American Transmission Company, see Note 6, Acquisitions and Sales of Assets, for more information on these transactions.

Wisconsin Public Service and Upper Peninsula Power record related party transactions for services provided to and network transmission services received from American Transmission Company. Charges to American Transmission Company for services provided by Wisconsin Public Service were $14.4 million, $12.9 million, and $11.3 million in 2003, 2002, and 2001, respectively. Upper Peninsula Power charged $7.6 million, $5.8 million, and $2.7 million for 2003, 2002, and 2001, respectively for services provided. Network transmission costs paid to American Transmission Company by Wisconsin Public Service were $33.6 million, $31.0 million, and $25.2 million in 2003, 2002, and 2001, respectively. Upper Peninsula Power recorded network transmission costs of $4.4 million, $5.0 million, and $3.3 million in 2003, 2002, and 2001, respectively.

WPS Resources recorded dividends received of $7.5 million from American Transmission Company at December 31, 2003.


Condensed financial data of American Transmission Company follows:

(millions)	2003	2002	2001
Income statement data
Revenues	$225.6	$205.3	$174.5
Operating expenses	(139.5)	(131.1)	(110.1)
Other income (expense)	(23.4)	(20.1)	(11.2)
Net income	$ 62.7	$ 54.1	$ 53.2

WPS Investment's equity in net income	$ 10.1	$ 7.9	$ 7.1

Balance sheet data
Current assets	$ 33.1	$ 40.7	$ 56.7
Non-current assets	927.3	754.3	666.2
Total assets	$960.4	$795.0	$722.9

Current liabilities	$ 66.6	$ 46.9	$ 36.1
Long-term debt	448.2	348.0	297.9
Other non-current liabilities	12.9	6.6	3.2
Shareholders' equity	432.7	393.5	385.7
Total liabilities and shareholders' equity	$960.4	$795.0	$722.9

Wisconsin River Power Company, of which Wisconsin Public Service owns 50% of the voting stock, is incorporated under the laws of the state of Wisconsin and has its principal office at the principal executive offices of Wisconsin Public Service. Wisconsin River Power's business consists of the operation of an oil-fired combustion turbine and two hydroelectric plants on the Wisconsin River. The energy output of the hydroelectric plants is sold in equal parts to the three companies that previously owned equal proportions of all of the outstanding stock of Wisconsin River Power (Wisconsin Public Service, Wisconsin Power and Light, and Consolidated Water Power). The electric power from the combustion turbine is sold in equal parts to Wisconsin Public Service and Wisconsin Power and Light.

Wisconsin Public Service records related party transactions for sales to and purchases from Wisconsin River Power. Revenues from services provided to Wisconsin River Power were $1.4 million, $1.5 million, and $0.9 million for 2003, 2002, and 2001, respectively. Purchases from Wisconsin River Power by Wisconsin Public Service were $2.0 million, $2.1 million, and $1.7 million for 2003, 2002, and 2001, respectively.

Wisconsin Public Service recorded dividends received of $1.5 million from Wisconsin River Power at December 31, 2003.


Condensed financial data of Wisconsin River Power Company follows.
(millions)	2003	2002	2001
Income statement data
Revenues	$ 6.7	$ 6.4	$ 5.5
Operating expenses	(5.0)	(4.9)	(4.3)
Other income (expense)	7.7	4.2	1.4
Net income	$ 9.4	$ 5.7	$ 2.6

Wisconsin Public Service's equity in net income	$ 4.7	$ 2.7	$ 1.8

Balance sheet data
Current assets	$ 8.3	$ 3.6	$ 2.1
Non-current assets	19.9	20.1	16.5
Total assets	$28.2	$23.7	$18.6

Current liabilities	$ 1.1	$ 3.5	$ 4.3
Other non-current liabilities	1.7	1.0	0.8
Shareholders' equity	25.4	19.2	13.5
Total liabilities and shareholders' equity	$28.2	$23.7	$18.6

WPS Investments, LLC, a consolidated subsidiary of WPS Resources, purchased a 33% ownership interest in Guardian Pipeline, LLC on May 30, 2003. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. It can transport up to 750 million cubic feet of natural gas daily.

Condensed financial data of Guardian Pipeline, LLC as of December 31, 2003 and for the period from May 30, 2003 to December 31, 2003 follows.
(Millions)	2003
Income statement data
Revenues	$ 20.6
Operating expenses	(8.7)
Other income (expense)	(8.2)
Net income	$ 3.7

WPS Investment's equity in net income	$ 1.2
Balance sheet data
Current assets	$ 7.4
Non-current assets	270.9
Total assets	$278.3

Current liabilities	$ 10.2
Long-term debt	175.6
Shareholders' equity	92.5
Total liabilities and shareholders' equity	$278.3

Other investments accounted for under the equity method include WPS Nuclear Corporation's (a consolidated subsidiary of WPS Resources) investment in Nuclear Management Company. The Nuclear Management Company is owned by affiliates of five utilities in the upper Midwest and operates the six nuclear power plants of these utilities. At December 31, 2003 WPS Nuclear Corporation's ownership in Nuclear Management Company was 20%. Wisconsin Public Service recorded related party transactions for services provided by Nuclear Management Company for the management and operation of the


Kewaunee nuclear plant. Management service fees paid to Nuclear Management Company by Wisconsin Public Service were $25.2 million, $24.6 million, and $16.4 million in 2003, 2002, and 2001, respectively. Management service fees paid to Nuclear Management Company in 2003 and 2002 reflect a 17.8% increase in Wisconsin Public Service's ownership of the Kewaunee plant after acquiring Madison Gas and Electric Company's ownership in the Kewaunee plant on September 24, 2001.

NOTE 11--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources Corporation was $36.4 million and $35.5 million at December 31, 2003 and 2002, respectively. The goodwill is recorded in Wisconsin Public Service's natural gas segment relating to its merger with Wisconsin Fuel and Light. In 2003, Wisconsin Public Service transferred $0.9 million from a regulatory acquisition premium (previously classified as property, plant and equipment) to goodwill. The increase in goodwill reflects an adjustment to the amount of recoverable goodwill recorded from the Wisconsin Fuel and Light merger allowed by the Public Service Commission of Wisconsin in its March 2003 rate order.

Goodwill and purchased intangible assets are included in other assets on the Consolidated Balance Sheets. Information in the tables below relates to total purchased identifiable intangible assets for the years indicated (excluding assets held for sale).
(Millions)	December 31, 2003
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 7.4	$(1.1)	$6.3
Customer related	1 to 5	3.7	(3.0)	0.7
Other	1 to 30	3.3	(0.6)	2.7
Total		$14.4	$(4.7)	$9.7

(Millions)	December 31, 2002
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 5.2	$(0.6)	$4.6
Customer related	1 to 5	3.5	(2.0)	1.5
Other	1 to 30	3.3	(0.4)	2.9
Total		$12.0	$(3.0)	$9.0

The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions. In 2003, WPS Power Development had a net increase in the gross carrying value of their emissions credits due to additional purchases of emission allowances to meet requirements, partially offset by the write-down of existing nitrogen oxide allowances to market value.

Intangible asset amortization expense, in the aggregate, for the years ended December 31, 2003 and 2002 was $1.7 million and $1.0 million, respectively.

Estimated Amortization Expense:
For year ending December 31, 2004 For year ending December 31, 2005 For year ending December 31, 2006 For year ending December 31, 2007 For year ending December 31, 2008	$1.6 million 1.3 million 0.9 million 1.3 million 1.4 million


NOTE 12--LEASES

The company leases various property, plant and equipment. Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Rental expense attributable to operating leases was $5.2 million, $5.1 million, and $7.1 million in 2003, 2002, and 2001 respectively. Future minimum rental obligations under non-cancelable operating leases, are payable as follows:

Year ending December 31
(Millions)

2004	$5.0
2005	2.8
2006	2.0
2007	1.7
2008	1.4
Later years	6.1
Total payments	19.0

NOTE 13--SHORT-TERM DEBT AND LINES OF CREDIT

WPS Resources Corporation has syndicated a $225 million 364-day revolving credit facility, and Wisconsin Public Service has syndicated a $115 million 364-day revolving credit facility, to provide short-term borrowing flexibility and security for commercial paper outstanding.

The information in the table below relates to short-term debt and lines of credit for the years indicated.
(Millions, except for percentages)	2003	2002	2001
As of end of year
Commercial paper outstanding	$28.0	$16.0	$15.0
Average discount rate on outstanding commercial paper	1.15%	1.35%	1.95%
Short-term notes payable outstanding	$10.0	$13.8	$31.2
Average interest rate on short-term notes payable	1.12%	1.22%	1.61%
Available (unused) lines of credit	$288.9	$264.5	$130.0
For the year
Maximum amount of short-term debt	$194.2	$133.4	$177.6
Average amount of short-term debt	$104.3	$59.7	$110.6
Average interest rate on short-term debt	1.38%	1.73%	4.32%

The commercial paper had a maturity date of January 8, 2004. The short-term notes payable is due "on demand."


NOTE 14--LONG-TERM DEBT
At December 31 (Millions)		2003	2002
First mortgage bonds - Wisconsin Public Service
Series	Year Due
6.80%	2003	$ -	$ 50.0
6.125%	2005	-	9.1
6.90%	2013	22.0	22.0
7.125%	2023	50.0	50.0

Senior notes - Wisconsin Public Service
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	-
6.08%	2028	50.0	50.0

First mortgage bonds - Upper Peninsula Power
Series	Year Due
7.94%	2003	-	15.0
10.0%	2008	0.9	1.5
9.32%	2021	16.2	17.1

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Term loans - nonrecourse, collateralized by nonregulated assets		87.2	91.7
Tax exempt bonds		27.0	27.0
Notes payable to bank, collateralized by nonregulated plant		-	11.6
Senior secured note		2.9	3.1
Total		931.2	898.1
Unamortized discount and premium on bonds and debt		(2.7)	(2.6)
Total long-term debt		928.5	895.5
Less current portion		(56.6)	(71.1)
Total long-term debt		$871.9	$824.4

On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

In February 2003, Wisconsin Public Service retired $50.0 million of 6.80% first mortgage bonds that had reached maturity. Wisconsin Public Service also called $9.1 million of 6.125% tax-exempt bonds in May 2003. In December 2003, Wisconsin Public Service issued $125.0 million of 4.80% senior notes due December 2013. The senior notes are collateralized by a pledge of first mortgage bonds and become non-collateralized if Wisconsin Public Service retires all of its outstanding first mortgage bonds.

In March 2003, Upper Peninsula Power retired $15.0 million of 7.94% first mortgage bonds that had reached maturity. Upper Peninsula Power is required to make bond sinking fund payments for some of its outstanding first mortgage bonds.

Borrowings by WPS Power Development under term loans and collateralized by nonregulated assets totaled $87.2 million at December 31, 2003. The assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of WPS Power Development, collateralize $5.8 million


and $14.4 million, respectively, of the total outstanding amount. Both have semiannual installment payments, an interest rate of 8.75%, and mature in May 2010. Sunbury Generation, LLC, an indirect subsidiary of WPS Power Development, is the borrower of the remaining $67.0 million that is collateralized by its plant. Quarterly payments are made in relation to this financing that carries an interest rate of 7.8725% for the year ended December 31, 2003 and matures in March 2018. This loan also has renewals in 2006 and 2012. However, if certain debt covenants are not met, the lender is not required to renew the loans.

In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. At the time of issuance of the refunding bonds, WPS Westwood Generation, LLC, a subsidiary of WPS Power Development, owned the original bonds, the proceeds of which were used in substantial part to provide facilities. Upon issuance of the refunding bonds, the original bonds were paid off. WPS Westwood Generation was paid $27.0 million from the proceeds of the refunding bonds for the retirement of the original bonds plus accrued interest. WPS Westwood Generation is now obligated to pay the refunding bonds with monthly payments that have a floating interest rate that is reset weekly. At December 31, 2003, the interest rate was 1.10%. The bonds mature in April 2021. WPS Resources agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the refunding bonds and the related obligations and indemnities.

In November 2003, WPS Power Development retired all of the notes payable under a revolving credit note, in the amount of $12.5 million. The note was collateralized by the assets of the Stoneman plant and was guaranteed by WPS Resources. Variable interest payments were made quarterly during 2003.

Upper Peninsula Power has a senior secured note of $2.9 million as of December 31, 2003, which requires semiannual payments at an interest rate of 9.25%, and matures in 2011.

At December 31, 2003, WPS Resources and its subsidiaries were in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and early retirements, for WPS Resources is as follows:

Year ending December 31
(Millions)

2004	$56.6
2005	7.0
2006	7.7
2007	8.3
2008	9.4
Later years	842.2
Total payments	$931.2

NOTE 15--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF PREFERRED STOCK TRUST

On July 30, 1998, WPSR Capital Trust I, a Delaware business trust, issued $50.0 million of trust preferred securities to the public. WPS Resources owns all of the outstanding trust common securities of the Trust, and the only asset of the Trust was $51.5 million of subordinated debentures issued by WPS Resources. The debentures were due on June 30, 2038 and bore interest at 7% per year. The terms and interest payments on the debentures correspond to the terms and distributions on the trust preferred securities.

As discussed in Note 1(v), New Accounting Pronouncements, the provisions of Interpretation No. 46R were required to be applied to special purpose entities as of the end of the first reporting period ending after December 15, 2003. It has been determined that WPSR Capital Trust I qualifies as a special purpose entity and; therefore, the provisions of Interpretation No. 46R were applied to the Trust at December 31, 2003. Prior to this date, we consolidated the preferred securities of the Trust into our financial statements as we held all of the voting securities. Per the provisions of Interpretation No. 46R, however, the voting interest approach is not effective in identifying controlling financial interests in which


the equity investor does not bear the residual economic risks. It has been determined that the preferred security holders bear the majority of the residual economic risks associated with WPSR Capital Trust I and, therefore, the Trust has been deconsolidated effective December 31, 2003. As a result of the deconsolidation, WPS Resources recorded a $1.5 million investment in trust within other current assets and a $51.5 million note payable to preferred stock trust, respectively, within the Consolidated Balance Sheet at December 31, 2003. Prior periods have not been restated per the transition provisions of Interpretation No. 46R. The Trust remains consolidated within the December 31, 2002 Consolidated Balance Sheet and the interest payments on the debentures are reflected within interest expense and distributions on trust preferred securities on the Consolidated Statements of Income for all years presented.

On January 8, 2004, we redeemed all of the subordinated debentures that were initially issued to the Trust for $51.5 million and paid accrued interest of $0.1 million. This action required the Trust to redeem an equal amount of trust securities at face value plus any accrued interest and unpaid distributions. As a result of these transactions, the Trust has been dissolved effective January 8, 2004.

NOTE 16--ASSET RETIREMENT OBLIGATIONS

Legal retirement obligations identified for the utility segments of WPS Resources relate primarily to the final decommissioning of the Kewaunee nuclear power plant. Wisconsin Public Service has a legal obligation to decommission the irradiated portions of the Kewaunee nuclear power plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. We have also identified other legal retirement obligations related to utility plant assets that are not currently significant to the financial statements. Upon implementation of Statement No. 143 on January 1, 2003, we recorded a net asset retirement cost of $90.8 million and an asset retirement obligation of $324.8 million. The difference between previously recorded liabilities of $290.5 million and the cumulative effect of adopting of Statement No. 143 was deferred to a regulatory liability pursuant to Statement No 71.

The nonregulated segments of WPS Resources have identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury plant. Upon implementation of Statement No. 143, the nonregulated segments of WPS Resources recorded an increase in net property, plant, and equipment of $1.4 million, a liability of $2.0 million, and a cumulative effect of adoption after tax that reduced income available for common shareholders by $0.3 million in the first quarter of 2003.

See Note 6, "Acquisitions and Sales of Assets" for information on the pending sales of the Sunbury plant and the Kewaunee nuclear power plant.

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	Utility	Nonregulated	Total
Asset retirement obligations at December 31, 2002	$ -	$ -	$ -
Liability recognized in transition	324.8	2.0	326.8
Accretion expense	19.2	.1	19.3
Asset retirement obligation at December 31, 2003	$344.0	$ 2.1	$346.1

The following pro forma liabilities reflect amounts relating to asset retirement obligations as if Statement No. 143 had been applied during all periods presented:

(Millions)	December 31, 2003	December 31, 2002	January 1, 2002
Utility segments:
Nuclear decommissioning	$343.6	$324.4	$306.7
Other	0.4	0.4	0.3
Nonregulated segments:
Ash basin facility	2.1	2.0	1.9


Pro forma income available for common shareholders and earnings per share have not been presented for the periods ended December 31, 2003, 2002, and 2001 because the pro forma application of Statement No. 143 to prior periods would result in pro forma income available for common shareholders and earnings per share not materially different from the actual amounts reported for those periods in the Consolidated Statements of Income.

NOTE 17--INCOME TAXES

The principal components of our deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:
(Millions)	2003	2002

Deferred tax assets
Plant related	$ 70.5	$ 91.5
Deferred tax credit carry forwards	52.0	35.7
Employee benefits	28.7	45.0
State capital and operating loss carry forwards	10.9	7.9
Other comprehensive income	13.4	6.9
Risk management activities	6.9	(5.6)
Regulatory deferrals	3.4	1.6
Other	5.2	4.3
Total deferred tax assets	191.0	187.3

Valuation allowance	(3.0)	(0.6)
Net deferred tax assets	$188.0	$186.7

Deferred tax liabilities
Plant related	$233.3	$209.7
Employee benefits	16.1	38.2
Regulatory deferrals	8.7	6.7
Other comprehensive income	3.4	-
Other	7.0	5.8
Total deferred tax liabilities	$268.5	$260.4

Net deferred tax liabilities	$ 80.5	$ 73.7

Valuation allowances have been established for certain state operating and capital loss carry forwards, due to the uncertainty of the ability to benefit from these losses in the future. Carry forward periods vary, but in the majority of states in which we do business the period is 15 years or more.


The differences between income taxes determined by applying the federal statutory rate to income before tax expense for the periods ended December 31 are as follows:
(Millions, except for percentages)	2003		2002		2001
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$50.5	35.0%	$51.5	35.0%	$ 33.9
State income taxes, net	5.9	8.5	5.3	7.8	5.2	5.0
Plant related	(0.8)	(1.1)	(1.6)	(2.4)	(3.3)	(3.2)
ESOP dividend	(1.0)	(1.5)	(1.0)	(1.4)	(0.1)	(0.1)
Investment tax credit	(1.2)	(1.7)	(1.2)	(1.7)	(1.8)	(1.7)
Federal tax credits	(13.1)	(18.9)	(16.4)	(24.1)	(23.0)	(22.3)
Other differences, net	(1.4)	(2.1)	(0.6)	(1.0)	(2.5)	(2.4)
Effective income tax	23.4%	$33.7	19.5%	$28.7	9.5%	$9.2

Current provision
Federal		$18.3		$17.3		$33.8
State		14.0		11.1		8.4
Foreign		1.8		(0.4)		-
Total current provision		34.1		28.0		42.2
Deferred provision (benefit)		2.8		3.2		(31.8)
Recognition of Net Operating Loss carryforward		(1.5)		(0.8)		0.5
Recognition of deferred investment tax credit		(1.7)		(1.7)		(1.7)
Total income tax expense		$33.7		$28.7		$9.2

Foreign income (loss) before taxes was $4.3 million in 2003 and ($1.2) million in 2002.

As the related temporary differences reverse, Wisconsin Public Service and Upper Peninsula Power are prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory liability for these refunds and other regulatory tax effects totaled $11.8 million as of December 31, 2003 and $17.7 million as of December 31, 2002.

NOTE 18--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.

WPS Energy Services has unconditional purchase obligations related to energy supply contracts that total $2,136.0 million and extend through 2009. The energy supply contracts at WPS Energy Services generally have offsetting energy sale contracts.

Wisconsin Public Service has obligations related to coal, purchased power, natural gas and nuclear fuel. Obligations related to coal supply extend through 2016 and total $321.4 million. Through 2015, Wisconsin Public Service has obligations totaling $395.6 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $129.3 million through 2010. Nuclear fuel contracts total $48.0 million.

Wisconsin Public Service expects to recover these costs in future customer rates. Additionally, Wisconsin Public Service has contracts to sell electricity and natural gas to customers. Many of these contracts have indefinite lives.


WPS Power Development also enters into long-term commodity contracts, mainly related to the purchase of coal for the Sunbury plant. The contracts total $1.8 million and extend through 2007.

Upper Peninsula Power has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, that total $20.6 million and extend through 2006.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At December 31, 2003 these purchase orders totaled $168.8 million for WPS Resources and Wisconsin Public Service committed $167.6 million of the total. The majority of these commitments relate to large construction projects including the construction of the 500-megawatt coal-fired generation facility near Wausau, Wisconsin.

Nuclear Plant Operation

In accordance with Nuclear Regulatory Commission industry requirements, during the completed spring 2003 refueling outage, a visual inspection of the Kewaunee nuclear power plant reactor vessel head was conducted. There were no problems with the vessel head during the most recently completed operating cycle.

After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee nuclear power plant owners submitted a construction authorization request to the Public Service Commission of Wisconsin for replacement of the reactor vessel head. Approval of the request was received in 2003. The replacement is scheduled to occur during the fall 2004 refueling outage at a cost of up to $14.2 million for Wisconsin Public Service's share of the project.

The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require Wisconsin Public Service to pay up to a maximum of $59.4 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts relate to Wisconsin Public Service's 59% ownership in the Kewaunee nuclear power plant.

See Note 8, Nuclear Plant Operation, for detailed information on the operations of the Kewaunee nuclear power plant.

See Note 6, Acquisitions and Sales of Assets, for information on the pending sale of the Kewaunee nuclear power plant.

Clean Air Regulations

The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions began in 2003 and will gradually increase through 2007. Wisconsin Public Service owns 31.8% of Edgewater Unit 4, which is located in the ozone non-attainment area. A compliance plan for this unit was initiated in 2000. Wisconsin Public Service's share of the costs of this project is expected to be approximately $5 million. The project is nearly complete. Wisconsin Public Service has incurred approximately $4.9 million on this project as of December 31, 2003.

The State of Wisconsin is also seeking voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of the Columbia facility. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.


Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard. Wisconsin Public Service expects that compliance with a future limit can be achieved by managing the coal supply quality and does not expect these changes to have a material impact on the operations of Wisconsin Public Service. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

United States Environmental Protection Agency Section 114 Request

In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against other unaffiliated utilities. In these enforcement proceedings, the United States Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the United States Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the United States Environmental Protection Agency is claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

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

In 2000, 2001, and 2002, Wisconsin Power and Light Company received a similar series of United States Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin, jointly-owned by Wisconsin Power and Light Company, Madison Gas and Electric Company and Wisconsin Public Service). Wisconsin Power and Light Company is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light Company filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the United States Environmental Protection Agency's review of the information, the United States Environmental Protection Agency may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. To date, the United States Environmental Protection Agency has not responded to the 2002 follow-up filings made by Wisconsin Public Service and Wisconsin Power and Light Company.

In response to the United States Environmental Protection Agency Clean Air Act enforcement initiative, several utilities elected to settle with the United States Environmental Protection Agency, while others are in litigation. In general, those utilities that settled entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and


penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities as well as the duration of alleged violations and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam and Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002, the United States Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive. Wisconsin has proposed amending its new source review program to substantially conform to the federal regulations. The rules are anticipated to be finalized in the second half of 2004.

Mercury and Interstate Quality Rules

The Wisconsin Department of Natural Resources initiated a rulemaking effort to control mercury emissions. Coal-fired generation plants are the primary targets of this effort. The proposed rule was open to comment in October 2001. As proposed, the rule requires phased-in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost approximately $163 million to achieve the proposed 90% reductions. Presently, the proposed rule is on hold, and it is uncertain if the state will proceed to finalize the regulations.

In December 2003, the United States Environmental Protection Agency proposed mercury "maximum achievable control technology" standards and an alterative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. In addition, the United States Environmental Protection Agency proposed the Interstate Air Quality rule, which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin. Wisconsin Public Service is in the process of studying the proposed rules. As to the mercury maximum achievable control technology proposal, it requires existing units burning sub-bituminous coal to achieve an annual average mercury emission rate limit of 5.8 pounds per trillion Btu on a unit-by-unit or plant-wide basis. New units must achieve an emission rate limit of 0.020 pounds per gigawatt-hour. If the proposed rule is promulgated, Wisconsin Public Service's current analysis indicates that the emission control equipment on the existing units may be sufficient to achieve the proposed limitation. New units will require additional mercury control techniques to reduce mercury emissions by 65% to 85%. Mercury control technology is still in development. Wisconsin Public Service is assessing potential mercury control technologies for application to future new coal-fired units.

As to the Interstate Air Quality rule proposal, the proposal allows the affected states (including Wisconsin) to either require utilities located in the state to participate in an interstate cap and trade program or meet the state's emission budget for nitrogen oxides and sulfur dioxide through measures to be determined by the state. Wisconsin has not stated a preference as to which option it would select in the event the rule becomes final. While the effect of the rule on Wisconsin Public Service's facilities is uncertain, for planning purposes it is assumed that additional expenditures for nitrogen oxide and sulfur dioxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of Wisconsin Public Service's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before the proposed 2010 compliance date. On a preliminary basis


and assuming controls or conversion is required, Wisconsin Public Service estimates a cost of $288 million in order to meet a 2010 compliance date. This estimate is based on costs of current control technology.

WPS Power Development Generation Facilities

The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. Although WPS Power Development has some emission allowances for 2004 for the Sunbury facility, approximately 10,000 to 15,000 additional allowances may need to be purchased, at market rates, to meet its 2004 requirements.

Columbia (Jointly-Owned Generation Facility)

In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates filed a complaint in the United States District Court for the Western District of Wisconsin against Wisconsin Power and Light Company and its parent, Alliant Energy Corporation, alleging violations of the federal Clean Water Act at the Columbia generating station (a facility jointly owned by Wisconsin Power and Light, Madison Gas and Electric Company and Wisconsin Public Service that is operated by Wisconsin Power and Light.) The complaint seeks certain upgrades to the Columbia facility's wastewater treatment program, as well as unspecified penalties and attorney fees. In addition, the Wisconsin Department of Natural Resources has been pursuing enforcement of this same matter and has recently referred the matter to the Wisconsin Attorney General's office. To date, no action has been filed or settlement demanded by the State of Wisconsin, however we expect a complaint to be filed in due course. We believe that the total cost to resolve any potential penalties in this matter will not be material

Other Environmental Issues

Groundwater testing at a former ash disposal site of Upper Peninsula Power indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. A liability of $1.4 million and an associated regulatory asset of $1.4 million were recorded for estimated future expenditures associated with remediation of the site. Upper Peninsula Power received an order permitting deferral and future recovery of these costs. Upper Peninsula Power has an informal agreement, with the owner of another landfill, under which it has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next three years is $1.7 million. Upper Peninsula Power recorded 17% ($0.3 million) of this amount as a liability in December 2003.

Manufactured Gas Plant Remediation

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites. As of the fall of 2003, cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, and two Sheboygan sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. River sediment remains to be addressed at six sites with sediment contamination. Wisconsin Public Service anticipates that remedial investigation work will commence on the sediment portion of the Sheboygan site in the first quarter of 2004. Sediment removal work at the Marinette site is scheduled for the fall of 2004. Work at the other sites remains to be scheduled.

Costs of these cleanups are within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $36.2 million to $40.6 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements and the assessment of natural resource damages.


Wisconsin Public Service currently has a $36.2 million liability recorded for cleanup with an offsetting regulatory asset (deferred charge). Wisconsin Public Service has received $12.7 million in insurance recoveries that we recorded as a reduction to the regulatory asset. Wisconsin Public Service expects to recover cleanup costs, net of insurance recoveries, in future customer rates. Under current Public Service Commission of Wisconsin policies, Wisconsin Public Service will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service will include long-term operation and maintenance costs associated with these sites in future rate requests.

Flood Damage

On May 14, 2003, a fuse plug at the Silver Lake reservoir owned by Upper Peninsula Power was breached. This breach resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.

A dam owned by Marquette Board of Light and Power, which is located downstream from the Silver Lake reservoir near the mouth of the Dead River, also failed during this event. In addition, high water conditions and siltation resulted in damage at the Presque Isle Power Plant owned by Wisconsin Electric Power Company. Presque Isle, which is located downstream from the Marquette Board of Light and Power dam, was ultimately forced into a temporary shutdown.

The Federal Energy Regulatory Commission's Independent Board of Review issued its report in December of 2003 and concluded that the root cause of the incident was the failure of the design to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation and spillway channel which caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug was designed for the Silver Lake reservoir by an outside engineering firm.

WPS Resources maintains a comprehensive insurance program that includes Upper Peninsula Power and which provides both property insurance for its facilities and liability insurance for liability to third parties. WPS Resources is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources.

In November 2003, Upper Peninsula Power received approval from the Michigan Public Service Commission and the Federal Energy Regulatory Commission for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings. As of December 31, 2003, Upper Peninsula Power has deferred $3.2 million pretax and expensed $1.0 million pretax of costs for damages resulting from the flood. In addition, Upper Peninsula Power has recorded a $1.6 million insurance receivable at December 31, 2003.

Wausau, Wisconsin to Duluth, Minnesota Transmission Line

Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota, transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.

Under a recent agreement, American Transmission Company will assume primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission to transfer ownership of the project to the American Transmission Company. Wisconsin Public Service will continue to manage construction of the project be responsible for obtaining property rights in Wisconsin necessary for the construction of the project. As part of the ownership transfer, Wisconsin Public Service received approximately $20.1 million for the sale of its construction expenditures in June 2003.


WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in American Transmission Company. In 2003, WPS Resources invested $14.0 million in American Transmission Company, related to its agreement to fund approximately half of the Wausau to Duluth transmission line. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimates of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to make capital contributions of up to $128 million for our portion of the Wausau to Duluth transmission line.

Synthetic Fuel Production Facility

We have significantly reduced our consolidated federal income tax liability for the past four years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. In order to maximize the value of our synthetic fuel production facility, we have reduced our interest in the facility from 67% to 23% through sales to third parties (see Note 6, Acquisitions and Sales of Assets). Our ability to fully utilize the Section 29 tax credits that remain available to us in connection with our remaining interest in the facility will depend on whether the amount of our federal income tax liability is sufficient to permit the use of such credits. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29. Section 29 tax credits are currently scheduled to expire at the end of 2007.

On June 27, 2003, the Internal Revenue Service announced that it had reason to question the scientific validity of certain test procedures and results that have been presented by certain taxpayers to qualify for Section 29 tax credits. The Internal Revenue Service also announced that it was reviewing information regarding these test procedures and practices. However, on October 29, 2003, the Internal Revenue Service announced that it had closed its investigation and concluded that such tests and procedures were scientifically valid if properly applied and indicated it would issue additional guidance on future sampling and testing. WPS Resources believes that its synthetic fuel facility does and will comply with such guidelines.

As a result of the June Internal Revenue Service announcement, on August 1, 2003, WPS Resources received notice from the Internal Revenue Service that the WPS Resources' affiliate through which it holds an ownership interest in the synthetic fuel facility was under review for the 2001 tax period and that, depending upon the review of the affiliate's 2001 tax return, the Internal Revenue Service might reexamine the affiliate's 2000 tax return. However, following the October announcement that the Internal Revenue Service was closing its investigation, WPS Resources' received preliminary notice in January 2004 that both audits have closed without adjustment. Future years remain open to audit. We continue to believe that the facility has been operated in compliance with the requirements of Section 29.

The Permanent Subcommittee on Investigations of the Senate Committee on Governmental Affairs has been conducting an investigation of the synthetic fuel industry and their use of Section 29 tax credits. Pursuant to its invitation, on January 30, 2004, we answered questions of the Committee regarding our synthetic fuel facility. It is not known when the investigation will be completed and what impact, if any, such investigation may have on future legislation or the enforcement policy of the Internal Revenue Service.

We have recorded the tax benefit of approximately $81.3 million of Section 29 tax credits as reductions of income tax expense from the project's inception in June 1998 through December 31, 2003. As a result of alternative minimum tax rules, approximately $52.3 million of this tax benefit has been carried forward as a deferred tax asset as of December 31, 2003. Future payments under one of the agreements covering the sale of a portion of our interest in the facility are contingent on the facility's continued production of synthetic fuel. Any disallowance of some or all of those tax credits would materially affect the related


deferred tax account, as well as, future tax obligations. Additionally, such disallowances may result in a reduction of the level of synthetic fuel production at the facility, thus reducing the likelihood and amount of future payments under that agreement. Future tax legislation and Internal Revenue Service review may also affect the value of the credits and the value of our share of the facility.

NOTE 19--EMPLOYEE BENEFIT PLANS

WPS Resources has non-contributory qualified retirement plans covering substantially all employees under which we may make contributions to an irrevocable trust. We established the plans to provide retired employees, who meet conditions relating to age and length of service, with retirement payments. As a result of the plans funding levels, no contributions were made to them in 2003, 2002, or 2001.

WPS Resources also currently offers medical, dental, and life insurance benefits to employees and their dependents. We expense these items for active employees as incurred. We fund benefits for retirees through irrevocable trusts as allowed for income tax purposes. Wisconsin Public Service and Upper Peninsula Power expensed and recovered through customer rates the net periodic benefit cost. Our nonregulated subsidiaries expensed allocated amounts. Our non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 35% tax rate.

Wisconsin Public Service serves as plan sponsor for the qualified retirement plans and the postretirement plans and administers the plans. Accordingly, Wisconsin Public Service's Consolidated Balance Sheets reflect the assets and liabilities associated with these plans. The net periodic benefit cost associated with the plans is allocated between WPS Resources' subsidiaries. Actuarial calculations are performed (based upon specific employees and their related years of service) in order to determine the appropriate benefit cost allocation.

Pension costs are accounted for under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." Postretirement plan costs are accounted for under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standards require the company to accrue the cost of these benefits as expense over the period in which the employee renders service. The transition obligation for current and future retirees under Statement No. 106 is recognized over 20 years beginning in 1993. WPS Resources uses a December 31 measurement date for the majority of its plans.

The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. The Act may impact our postretirement benefit obligations and future net periodic postretirement benefit costs, however, until regulations necessary to implement the Act and specific accounting guidance are issued, we cannot determine the benefit, if any, associated with the new law. We will continue to monitor the new regulations and may amend the plan in order to benefit from the new legislation. Certain accounting issues raised by the Act are not explicitly addressed by Statement No. 106. As a result, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003" which allows the plan sponsor to elect to defer recognition of the effects of the Act until authoritative guidance on the accounting for this Act is issued. As allowed by FSP 106-1, WPS Resources has elected to defer recognition of the effects of the Act on the accumulated benefit obligation and net periodic postretirement benefit cost in these financial statements and accompanying notes. The Company's deferral election expires upon the occurrence of any event that triggers a required remeasurement of plan assets or obligations, or upon the issuance of specific authoritative guidance on the accounting for the federal subsidy. Such guidance is pending and when issued could require the company to adjust previously reported information.


The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the three one-year periods ending December 31, 2003, 2002, and 2001, and a statement of the funded status as of December 31 for each year:
	Pension Benefits			Other Benefits
(Millions)	2003	2002	2001	2003	2002	2001
Reconciliation of benefit obligation
Obligation at January 1	$534.1	$495.2	$484.9	$234.3	$176.2	$102.6
Service cost	14.4	11.5	11.0	7.1	5.3	3.0
Interest cost	35.4	33.7	32.7	15.3	12.5	7.6
Plan amendments	-	-	0.2	(15.3)	(4.7)	-
Actuarial loss - net	61.4	26.2	35.4	49.5	52.5	65.5
Acquisitions	-	-	13.1	-	-	3.7
Benefit payments	(34.4)	(32.5)	(21.2)	(9.3)	(7.5)	(6.2)
(Settlements)/curtailments	-	-	(60.9)	-	-	-
Obligation at December 31	$610.9	$534.1	$495.2	$281.6	$234.3	$176.2

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$511.6	$591.9	$676.1	$119.7	$134.7	$152.3
Actual return on plan assets	92.7	(47.8)	(13.7)	23.7	(14.8)	(4.4)
Employer contributions	-	-	-	15.6	7.3	(7.0)
Acquisitions	-	-	18.1	-	-	-
Benefit payments	(34.4)	(32.5)	(88.6)	(9.3)	(7.5)	(6.2)
Fair value of plan assets at December 31	$569.9	$511.6	$591.9	$149.7	$119.7	$134.7

Funded status at December 31	$(41.0)	$(22.5)	$96.7	$(131.9)	$(114.6)	$(41.5)
Unrecognized transition (asset) obligation	-	(0.2)	(2.2)	3.8	13.1	14.4
Unrecognized prior-service cost	48.1	53.6	59.1	(21.5)	(16.3)	(12.9)
Unrecognized (gain) loss	67.8	53.2	(69.3)	99.7	66.0	(12.4)
Net asset (liability) recognized	$ 74.9	$84.1	$84.3	$(49.9)	$(51.8)	$(52.4)

Amounts recognized in the Consolidated Balance Sheets relating to the qualified benefit plans consist of:
	Pension Benefits		Other Benefits
(Millions)	2003	2002	2003	2002
Prepaid benefit cost	$ 67.9	$84.1	$ -	$ -
Accrued benefit cost	(64.9)	-	(49.9)	(51.8)
Intangible assets	38.6	-	-	-
Regulatory asset	15.2	-	-	-
Accumulated other comprehensive income (before tax effect of $7.3 million)	18.1	-	-	-
Net asset (liability) recognized	$ 74.9	$84.1	$(49.9)	$(51.8)

The accumulated benefit obligation for the qualified defined benefit plans was $549.5 million at December 31, 2003 and $424.4 million at December 31, 2002.


Information for qualified pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(Millions)	2003	2002
Projected benefit obligation	$321.4	-
Accumulated benefit obligation	315.1	-
Fair value of plan assets	250.2	-

The following table provides the components of net periodic benefit cost (credit) for the plans for the years ended December 31, 2003, 2002, and 2001:

	Pension Benefits			Other Benefits
(Millions)	2003	2002	2001	2003	2002	2001
Net periodic benefit cost
Service cost	$14.4	$11.5	$11.0	$ 7.1	$5.3	$3.0
Interest cost	35.4	33.7	32.7	15.3	12.5	7.6
Expected return on plan assets	(46.7)	(47.7)	(47.0)	(10.6)	(10.2)	(9.7)
Amortization of transition (asset) obligation	(0.2)	(2.0)	(3.5)	1.0	1.3	1.3
Amortization of prior-service cost (credit)	5.5	5.5	5.5	(2.2)	(1.2)	(1.2)
Amortization of net (gain) loss	-	(0.8)	(2.3)	2.9	(1.2)	(4.6)
Special termination benefits	0.8	-	-	-	-	-
Net periodic benefit cost (credit) before settlement / curtailment	9.2	0.2	(3.6)	13.5	6.5	(3.6)
(Settlement gain)/curtailment loss	-	-	(12.7)	-	-	-
Regulatory liability/(asset) offset	-	-	11.8	-	-	-
Amortization of settlement gain regulatory liability	-	(11.8)	-	-	-	-
Amortization of curtailment loss regulatory asset	-	8.1	-	-	-	-
Net periodic benefit cost (credit)	$9.2	$(3.5)	$(4.5)	$13.5	$6.5	$(3.6)

Net periodic benefit cost (credit) recorded by Wisconsin Public Service related to pension benefits was $3.7 million in 2003, ($7.2) million in 2002, and ($7.4) million in 2001. Net periodic benefit cost (credit) recorded by Wisconsin Public Service related to other benefits was $11.9 million in 2003, $4.7 million in 2002, and ($5.5) million in 2001.

During 2000, WPS Resources made substantial changes to the administrative employees' portion of the pension and postretirement benefit plans. Effective January 1, 2001, the administrative employees' pension plan was changed to a pension equity plan with a lump sum distribution option for all future retirees. Additionally, all future administrative retirees will no longer be given subsidized postretirement medical and dental coverage. Due to employees who waited until 2001 to retire to take advantage of the new plan benefits and various reorganizations, including the formation of Nuclear Management Company, LLC a significant number of employees left our pension plan in early 2001. This required curtailment accounting for the year 2000 under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Most of the 2000 curtailment loss was deferred as a regulatory asset.

For the reasons mentioned above, large numbers of lump sum payments were paid out of the pension plan during the course of 2001. This required settlement accounting under Statement No. 88. Most of the settlement gain was deferred as a regulatory liability.

Based on a rate order received from the Public Service Commission of Wisconsin, during 2002 Wisconsin Public Service amortized the entire regulatory asset and regulatory liability relating to the aforementioned curtailment loss and settlement gain.

At December 31, 2003, WPS Resources had to record a minimum pension liability adjustment related to its large qualified Administrative Employees' Retirement Plan. Part of that minimum pension liability


adjustment was a charge to other comprehensive income. WPS Resources determined that the portion of what normally would have been charged to other comprehensive income that related to the regulated portion of our operations should be recorded as a regulatory asset.

Assumptions
Weighted average assumptions used to determine benefit obligations at December 31
	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	5.50%	5.50%	5.50%	-	-	-

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Rate of compensation increase	5.50%	5.50%	5.50%	-	-	-

To develop the 8.75% expected long-term rate of return on assets, WPS Resources considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the benefit trust portfolios.

The assumptions used for WPS Resources' medical and dental cost trend rates are shown in the following table:
	2003	2002	2001
Assumed medical cost trend rate (under age 65)	11.0%	12.0%	10.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2011	2011	2008

Assumed medical cost trend rate (over age 65)	13.0%	14.0%	12.0%
Ultimate trend rate	6.5%	6.5%	6.5%
Ultimate trend rate reached in	2011	2011	2008

Assumed dental cost trend rate	5.0%	6.0%	7.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2004	2004	2004

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(Millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$ 3.9	$ (3.5)
Effect on the health care component of the accumulated postretirement benefit obligation	$48.6	$(37.4)


Plan Assets

WPS Resources pension plans weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets at December 31,
	2003	2002
Asset category
Equity securities	61%	54%
Debt securities	35%	40%
Real Estate	3%	4%
Other	1%	2%
Total	100%	100%

The Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and related trusts. The Committee has an investment policy for the Pension Plan assets that establishes target asset allocations for the above listed asset classes as follows: Equity securities 60%, Debt securities 35%, and Real estate 5%. The Committee is committed to diversification to reduce the risk of large losses. To that end the Committee has adopted policies requiring that each asset class will be diversified, multiple managers with differing styles of management will be employed, and equity exposure will be limited to 70% of the total portfolio value. On a quarterly basis, the Committee reviews progress towards achieving the performance objectives of the pension plans and the individual managers.

WPS Resources postretirement benefit plans weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets at December 31,
	2003	2002
Asset category
Equity securities	63%	57%
Debt securities	27%	36%
Real Estate	0%	0%
Other	10%	7%
Total	100%	100%

The Employee Benefits Administrator Committee has an investment policy for the postretirement plans' assets that establishes target asset allocations for the above listed asset classes as follows: Equity securities 65% and Debt securities 35%. The Committee is committed to diversification to reduce the risk of large losses. To that end, the Committee has adopted policies requiring that each asset class will be diversified, multiple managers with differing styles of management will be employed, and equity exposure will be limited to 70% of the total portfolio value. On a quarterly basis, the Committee reviews progress towards achieving the performance objectives of the other postretirement plans and the individual managers.

Cash Flows

WPS Resources expects to contribute $1.6 million to its pension plans and $18.7 million to its other postretirement benefit plans in 2004.


Nonqualified plans

WPS Resources sponsors several non-qualified pension plans covering certain current and former employees. These non-qualified pension plans are not funded. WPS Resources' projected benefit obligation under these plans was $26.3 million at December 31, 2003, $19.7 million at December 31, 2002, and $17.9 million at December 31, 2001. The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the nonqualified plant are the same as the assumptions disclosed above for the qualified plans. Amounts recognized in the Consolidated Balance Sheets related to the non-qualified pension plans are as follows:

(Millions)	2003	2002
Accrued benefit cost	$(22.9)	$(18.8)
Intangible assets	2.9	3.5
Accumulated other comprehensive income (before tax effect of $2.7 million in 2003 and $1.8 million in 2002)	6.8	4.5
Net liability recognized	$(13.2)	$(10.8)

With the exception of Upper Peninsula Power's Supplemental Early Retirement Plan, the assets and liabilities related to the non-qualified pension plans are recorded on the Consolidated Balance Sheets of Wisconsin Public Service. The net periodic benefit cost is allocated to WPS Resources' subsidiaries in a similar manner to the qualified retirement plans, as discussed above. Included in the table above is an accrued benefit cost of $1.8 million at December 31, 2003 and 2002 related to Upper Peninsula Power's Supplemental Early Retirement Plan.

WPS Resources' net periodic benefit cost under these plans was $3.5 million in 2003, $2.4 million in 2002, and $2 million in 2001. The net periodic benefit costs allocated to Wisconsin Public Service under these plans was $2.8 million in 2003, $2.1 million in 2002, and $1.7 million in 2001. The accumulated benefit obligation for these plans has risen due to recent plan design changes and the decline in the discount rate used to estimate the plans' liability. Therefore, WPS Resources was required to adjust the minimum pension liability recorded on the December 31, 2003 Consolidated Balance Sheet. Because these adjustments were non-cash, their effect has been excluded from the accompanying Consolidated Statement of Cash Flows.

Defined Contribution Benefit Plans

WPS Resources maintains a 401(k) Savings Plan for substantially all full-time employees. Employees generally may contribute from 1% to 30% of their base compensation to individual accounts within the 401(k) Savings Plan. Participation in this plan automatically qualifies eligible non-union employees for participation in the Employee Stock Ownership Plan ("ESOP"). The company match, in the form of WPS Resources shares of common stock, is contributed to an employee's ESOP account. The plan requires a match equivalent to 100% of the first 4% and 50% of the next 2% contributed by non-union employees. Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan. The ESOP held 2.1 million shares of WPS Resources common stock (market value of approximately $96 million) at December 31, 2003. Total costs incurred under these plans were $5.7 million in 2003, $4.8 million in 2002, and $4.5 million in 2001. Wisconsin Public Service's share of the total costs was $4.6 million in 2003, $3.9 million in 2002, and $3.8 million in 2001.

WPS Resources maintains a deferred compensation plan that enables certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis. Key employees can defer up to 75% of their base compensation and up to 100% of any incentive awards. Non-employee directors can defer up to 100% of their director fees. There are essentially two separate investment programs available to plan participants, allowing them to direct the investment of deferrals into various investment fund equivalents offered by the plan. The first program ("Program 1") offers WPS Resources common stock as a hypothetical investment option for participants; deemed dividends paid on the common stock are automatically reinvested; and all distributions must be made in WPS Resources common stock. The second program ("Program 2") offers a variety of hypothetical


investment options indexed to mutual funds, WPS Resources return on equity and WPS Resources common stock. Participants may not redirect investments between the two programs. All employee deferrals are remitted to Wisconsin Public Service and, therefore, the liabilities and costs associated with the deferred compensation plans are included on Wisconsin Public Service's Consolidated Balance Sheets and Consolidated Statements of Income, respectively.

Program 1 is accounted for as a plan that does not permit diversification. As a result, the deferred compensation arrangement is classified as an equity instrument and changes in the fair value of the deferred compensation obligation are not recognized. The deferred compensation obligation associated with Program 1 was $10.3 million at December 31, 2003 and $8.8 million at December 31, 2002.

Program 2 is accounted for as a plan that permits diversification. As a result, the deferred compensation obligation associated with this program is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to expense, to reflect changes in the fair value of the deferred compensation obligation. The obligation, classified within other long-term liabilities was $18.7 million at December 31, 2003 and $16.0 million at December 31, 2002. The cost incurred under Program 2 was $2.4 million in 2003, $1.6 million in 2002, and $1.4 million in 2001.

The deferred compensation programs are partially funded through WPS Resources common stock that is held in a rabbi trust. The common stock held in the rabbi trust is classified in equity in a manner similar to accounting for treasury stock. The total cost of WPS Resources common stock held in the rabbi trust was $6.5 million at December 31, 2003 and $5.4 million at December 31, 2002.

NOTE 20--PREFERRED STOCK OF SUBSIDIARY

Wisconsin Public Service has issued preferred stock with no mandatory redemption and a $100 par value. The following table shows the shares outstanding of the 1,000,000 shares authorized:

(Millions, except share amounts)	Series	Shares Outstanding	2003	2002
	5.00%	132,000	$13.2	$13.2
	5.04%	30,000	3.0	3.0
	5.08%	50,000	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total		512,000	$51.2	$51.2

All shares of preferred stock of all series constitute one class and are of equal rank except as to dividend rates and redemption terms. Payment of dividends from any earned surplus or other available surplus is not restricted by the terms of any indenture or other undertaking by Wisconsin Public Service. Each series of outstanding preferred stock is redeemable in whole or in part at Wisconsin Public Service's option at any time on 30 days' notice at the respective redemption prices. Wisconsin Public Service may not redeem less than all, nor purchase any, of its preferred stock during the existence of any dividend default.

In the event of Wisconsin Public Service's dissolution or liquidation, the holders of preferred stock are entitled to receive (a) the par value of their preferred stock out of the corporate assets other than profits before any of such assets are paid or distributed to the holders of common stock and (b) the amount of dividends accumulated and unpaid on their preferred stock out of the surplus or net profits before any of such surplus or net profits are paid to the holders of common stock. Thereafter, the remainder of the corporate assets, surplus and net profits shall be paid to the holders of common stock.

The preferred stock has no pre-emptive, subscription or conversion rights, and has no sinking fund provisions.


NOTE 21--COMMON EQUITY
Shares outstanding at December 31	2003	2002
Common stock, $1 par value, 200,000,000 shares authorized	36,830,556	32,040,875
Treasury stock	15,700	65,650
Average cost of treasury shares	$25.19	$23.62
Shares in deferred compensation rabbi trust	192,880	166,446
Average cost of deferred compensation rabbi trust shares	$33.72	$32.29

As part of a merger with Wisconsin Fuel and Light into Wisconsin Public Service, 1,763,871 shares of common stock were issued on April 1, 2001 to former Wisconsin Fuel and Light shareholders.

On December 17, 2001, 2,300,000 shares of WPS Resources common stock were issued at $34.36 per share and resulted in a net increase in equity of $76.0 million.

On November 24, 2003, 4,025,000 shares of WPS Resources common stock were issued at $43.00 per share and resulted in a net increase in equity of $166.8 million.

Treasury shares at December 31, 2003 relate to our Non-Employee Directors Stock Option Plan. The number of stock options granted under this plan may not exceed 100,000 shares. All options under this plan have a ten-year life, but may not be exercised until one year after the date of grant.

Effective January 2001, we began issuing new stock under our Stock Investment Plan and under certain of our stock-based employee benefit plans. These stock issues increased equity $31.0 million in 2003 and $28.3 million in 2002. WPS Resources also repurchased $1.1 million of existing common stock for stock-based compensation plans in 2003.

Reconciliation of Common Shares	Common Stock Shares Outstanding
Balance at December 31, 2000	26,409,470
Common stock offering	2,300,000
Wisconsin Fuel and Light Merger	1,763,871
Stock issued for Stock Incentive Plan and other stock-based employee benefit plans Stock issued from Treasury Stock Stock repurchased for stock-based compensation plans	581,392 29,333 (30,816)

Balance at December 31, 2001	31,053,250
Stock Incentive Plan and other stock-based employee benefit plans Stock issued from Treasury Stock Stock repurchased for stock-based compensation plans	544,578 241,402 (30,451)

Balance at December 31, 2002	31,808,779
Common stock offering	4,025,000
Stock Incentive Plan and other stock-based employee benefit plans Stock issued from Treasury Stock Stock repurchased for stock-based compensation plans	764,681 49,950 (26,434)

Balance at December 31, 2003	36,621,976

In December 1996, we adopted a Shareholder Rights Plan. The plan is designed to enhance the ability of the Board of Directors to protect shareholders and WPS Resources if efforts are made to gain control of our company in a manner that is not in our best interests or the best interests of our shareholders. The


plan gives our existing shareholders, under certain circumstances, the right to purchase stock at a discounted price. The rights expire on December 11, 2006.

At December 31, 2003, we had $416.1 million of retained earnings available for dividends.

Earnings per share is computed by dividing income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options and performance share grants. The calculation of diluted earnings per share for the years shown excludes some stock option plan shares that had an anti-dilutive effect. The shares having an anti-dilutive effect are not significant for any of the years shown. The following table reconciles the computation of basic and diluted earnings per share:
Reconciliation of Earnings Per Share
(Millions, except per share amounts)	2003	2002	2001
Income available for common shareholders	$94.7	$109.4	$77.6
Basic weighted average shares	33.0	31.7	28.2
Incremental issuable shares	0.2	0.3	0.1
Diluted weighted average shares	33.2	32.0	28.3
Basic earnings per common share	$2.87	$3.45	$2.75
Diluted earnings per common share	$2.85	$3.42	$2.74

NOTE 22--STOCK OPTION PLANS

In 2001, shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan for certain management personnel. In 1999, shareholders approved the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. In December 1999, the Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan.

Under the provisions of the 2001 Omnibus Incentive Compensation Plan, the number of shares for which stock options may be granted may not exceed 2 million, and no single employee that is the chief executive officer of WPS Resources or any of the other four highest compensated officers of WPS Resources or its subsidiaries can be granted options for more than 150,000 shares during any calendar year. Under the provisions of the WPS Resources Corporation 1999 Stock Option Plan, the number of shares for which options may be granted may not exceed 1.5 million and no single employee can be granted options for more than 400,000 shares during any five-year period. No additional stock options will be issued under the 1999 Stock Option Plan, although the plan will continue to exist for purposes of the existing outstanding options. Stock options are granted by the Compensation Committee of the Board of Directors and may be granted at any time. No stock options will have a term longer than ten years. The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option was granted.

Stock options were granted under the 1999 Stock Option Plan on February 11, 1999 (subject to shareholder approval of the 1999 Stock Option Plan that was received on May 6, 1999, at which time the exercise price was established for the initial grant), March 13, 2000, and December 14, 2000, with exercise prices of $29.875, $23.1875, and $34.75, respectively. During 2001, stock options were granted under the 2001 Omnibus Plan on July 12 and December 13, with exercise prices of $34.38 and $34.09, respectively. During 2002, stock options were granted under the 2001 Omnibus Plan on January 28, April 11, and December 12, with exercise prices of $36.38, $41.29, and $37.96, respectively. In 2003, stock options were granted under the 2001 Omnibus Plan on February 10 and December 10, having exercise prices of $38.25 and $44.73, respectively. The stock options vest and become exercisable in equal 25% installments over a four-year period.


The number of stock options granted under the 1999 Non-Employee Directors Stock Option Plan may not exceed 100,000, and the shares issued thereunder must consist solely of treasury shares. Stock options are granted at the discretion of the Board of Directors. No options may be granted under this plan after December 31, 2008. All options have a ten-year life, but may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the stock options were granted. Options were granted on December 9, 1999 and February 10, 2000, with exercise prices of $25.4375 and $25.6875, respectively. No additional stock options are expected to be issued under this plan.

The number of shares subject to each stock option plan, each outstanding stock option, and stock option exercise prices are subject to adjustment in the event of any stock split, stock dividend, or other transaction affecting our outstanding common stock.

The fair value of each stock option grant was estimated using the Black-Scholes stock option pricing model and the following assumptions for each grant date.
	Annual Dividend Yield	Expected Volatility	Risk-free Interest Rate

July 12, 2001	6.58%	20.93%	5.54%
December 13, 2001	6.60%	20.19%	5.62%
January 28, 2002	6.60%	20.53%	5.40%
April 11, 2002	6.58%	19.53%	5.57%
December 12, 2002	6.23%	20.08%	4.43%
February 10, 2003	6.23%	19.97%	4.40%
December 10, 2003	5.68%	18.25%	4.65%

Expected life (in years)	10


A summary of the status of the stock option plans as of December 31, 2003 is presented below:
Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Omnibus plan	663,548	$36.1131
Employee plan	492,021	31.5572
Director plan	19,400	25.4762
Granted during 2003
Omnibus plan	335,424	44.5601
Exercised during 2003
Omnibus plan	4,420	34.6538
Employee plan	207,150	29.4879
Director plan	3,700	25.4375
Forfeited during 2003
Omnibus plan	875	36.3014
Employee plan	1,250	23.1875
Outstanding at end of year
Omnibus plan	993,677	38.9707
Employee plan	283,621	33.1055
Director plan	15,700	25.4853
Options exercisable at year-end
Omnibus plan	241,076	35.4684
Employee plan	225,116	33.0890
Director plan	15,700	25.4852
Weighted-average fair value of options granted during 2003
Omnibus plan
$4.53


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
Weighted-average fair value of options granted during 2001
Omnibus plan
$3.23


The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2003 under the 2001 Omnibus Plan.
Exercise prices	Options outstanding	Weighted-average exercise price	Options exercisable	Weighted-average exercise price	Weighted-average remaining contractual life (in years)

$34.0900	303,223	$34.0900	150,042	$34.0900	8
34.3800	14,479	34.3800	6,693	34.3800	8
36.3800	500	36.3800	125	36.3800	8
37.9600	335,051	37.9600	82,966	37.9600	8
41.2900	5,000	41.2900	1,250	41.2900	8
38.2500	8,797	38.2500	-	-	10
44.7300	326,627	44.7300	-	-	10
	993,677	$38.9707	241,076	$35.4684

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2003 under the 1999 Stock Option Plan.
Exercise prices	Options outstanding	Weighted-average exercise price	Options exercisable	Weighted-average exercise price	Weighted-average remaining contractual life (in years)

$29.8750	76,700	$29.8750	76,700	$29.8750	6
23.1875	8,000	23.1875	-	-	6
34.7500	198,921	34.7500	148,416	34.7500	7
	283,621	$33.1055	225,116	$33.0890

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2003 under the 1999 Non-Employee Director Stock Option Plan.
Exercise prices	Options Outstanding and exercisable	Weighted-average exercise price	Weighted-average remaining contractual life (in years)

$25.4375	12,700	$25.4375	6
25.6875	3,000	25.6875	6
	15,700	$25.4852

NOTE 23--REGULATORY ENVIRONMENT

Wisconsin

Effective March 21, 2003, Wisconsin Public Service received approval to increase Wisconsin retail electric rates $21.4 million (3.5%) and decrease Wisconsin retail natural gas rates $1.2 million (0.3%). The new retail electric and natural gas rates reflect a 12.0% return on equity and allowed average equity of 55% of total capital.

The amount of fuel and purchased power costs Wisconsin Public Service is authorized to recover in rates is established in the general rate filing. If the actual fuel and purchased power costs vary from the authorized level by more than 2% on an annual basis, Wisconsin Public Service is allowed, or may be required, to file an application adjusting rates for the remainder of the year to reflect actual costs for the year to date and updated projected costs. On October 29, 2003, Wisconsin Public Service filed to reduce rates by $1.9 million, due to a reduction in the costs of fuel and purchased power, for the period August 15, 2003 through December 31, 2003. On February 19, 2004, the Public Service Commission of Wisconsin approved a refund of $2.7 million, which represents the originally filed amounts, adjustments


and interest. This refund will be credited to customer accounts in March 2004. A liability of $2.6 million was accrued as of December 31, 2003 in anticipation of this refund.

As a result of the Kewaunee nuclear power plant unplanned outage in late January and early February 2004, and other fuel cost increases in 2004, the Wisconsin Public Service filed for a fuel cost increase of $7.4 million on February 27, 2004. The Public Service Commission of Wisconsin has scheduled a hearing for March 22, 2004 to determine the amount of the fuel cost increase to be recorded on an interim basis. Wisconsin Public Service expects that a final order will be issued in summer 2004 regarding this increase.

On April 1, 2003, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for authorization to increase electric rates and natural gas rates, effective January 1, 2004. The rate increases are necessary to recover the costs associated with the purchase of the De Pere Energy Center, fuel costs, maintenance of power production facilities and employee benefits. On December 19, 2003, the Public Service Commission of Wisconsin issued a final written order authorizing a retail electric rate increase of $59.4 million (9.4%) and a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. The new rates reflect a 12.0% return on equity and allowed average equity of 56% of total capital.

Michigan

Wisconsin Public Service filed for an increase in retail electric rates in the first quarter of 2003. On July 21, the Michigan Public Service Commission authorized an increase in retail electric rates of $0.3 million and the recovery of an additional $1.0 million of transmission costs through the power supply cost recovery mechanism, effective July 22, 2003.

On December 20, 2002, the Michigan Public Service Commission approved an 8.95% increase in retail electric rates for customers of Upper Peninsula Power. The Michigan Public Service Commission granted an 11.4% return on equity with the new rates being effective December 21, 2002. This was the first base rate increase for Upper Peninsula Power in 10 years.

Michigan authorizes a one-for-one fuel and purchased power recovery mechanism for prudently incurred costs. Under the mechanism, the difference between actual and authorized fuel and purchased power costs is deferred until year-end. By March 31 of the following year, the utility must file a reconciliation of the actual costs to the authorized costs. Any under or over recovery is then recovered from or returned to ratepayers through the end of the following year. The reconciliation is subject to review and intervention by customers. At December 31, 2003, Upper Peninsula Power had significantly under recovered fuel and purchased power costs due to the high costs of purchased power. Upper Peninsula Power intends to file, in March 2004, a reconciliation of the 2003 costs requesting recovery of $5.2 million. In addition, the costs associated with the Presque Isle Power Plant outage have been deferred and are expected to be addressed along with other Dead Flood issues in the next rate case. Upper Peninsula Power expects a final decision regarding the recovery of the 2003 fuel costs no later than the end of 2004. Due to the level of the under recovery relative to Upper Peninsula Power's revenues, the deferred cost may be recovered over more than one year.

Federal

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, interim increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund if the final rate increase is less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. On March 4, 2004, the Federal Energy Regulatory Commission and Wisconsin Public Service reached a tentative settlement regarding the final rate increase. Wisconsin Public Service anticipates no material refunds or other adjustments to revenues recorded under the interim rates based on the terms of the tentative agreement. The final settlement is anticipated to be filed with the Federal Energy Regulatory Commission in the second quarter


of 2004. This was Wisconsin Public Service's first rate increase for its wholesale electric customers in 17 years.

NOTE 24--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments.

Our principal business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power and the regulated gas utility operations of Wisconsin Public Service. Wisconsin Public Service's revenues are primarily derived from the service of electric and natural gas retail customers in northeastern and central Wisconsin and an adjacent part of Upper Michigan. Wisconsin Public Service also provides wholesale electric service to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency. Portions of Wisconsin Public Service's electric and gas operations cannot be specifically identified as electric or gas and instead are allocated using either actual labor hours, revenues, number of customers, or number of meters. Upper Peninsula Power derives revenues from the sale of electric energy in the Upper Peninsula of Michigan.

Our other reportable segments include WPS Energy Services and WPS Power Development. WPS Energy Services offers nonregulated natural gas, electric and alternate fuel supplies as well as energy management and consulting services to retail and wholesale customers primarily in the northeastern quadrant of the United States and adjacent portions of Canada. Although WPS Energy Services has a widening array of products and services, revenues are primarily derived through sales of electricity and natural gas. WPS Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Electricity required to fulfill these sales commitments was procured primarily from independent generators, energy marketers, and organized electric power markets. Natural gas was purchased from a variety of suppliers under daily, monthly, seasonal and long-term contracts with pricing delivery and volume schedules to accommodate customer requirements. WPS Energy Services' customers include utilities, municipalities, cooperatives, commercial and industrial consumers, aggregators, and other marketing and retail entities.

WPS Power Development competes in the wholesale merchant electric power generation industry, primarily in the midwest and northeastern United States and adjacent portions of Canada. WPS Power Development's core competencies include power plant operation and maintenance, waste disposal, and material condition assessment of assets. Revenues are derived primarily through the sale of capacity and energy generated from plant assets through wholesale outtake contracts and into liquid financial markets, primarily the PJM (Pennsylvania, New Jersey and Maryland), New York and NEPOOL (New England Power Pool) markets, at spot prices or day ahead prices.

The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. The tables below present information for the respective years pertaining to our operations segmented by lines of business.

Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2003	Electric Utility *	Gas Utility *	Total Utility *	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
External revenues	$785.6	$398.1	$1,183.7	$3,063.2	$74.3	$0.1	-	$4,321.3
Internal revenues	28.5	6.1	34.6	18.0	8.1	1.1	(61.8)	-
Depreciation and decommissioning	112.8	14.3	127.1	1.8	8.9	0.6	-	138.4
Miscellaneous income	43.6	1.3	44.9	1.2	(5.0)	30.7	(8.2)	63.6
Interest expense	24.9	6.7	31.6	0.5	2.8	27.3	(6.6)	55.6
Provision for income taxes	33.9	9.2	43.1	17.4	(24.2)	(2.6)	-	33.7
Discontinued operations	-	-	-	0.3	(16.3)	-	-	(16.0)
Cumulative effect of change in accounting principle	-	-	-	3.3	(0.3)	-	0.2	3.2
Income available for common shareholders	60.0	15.7	75.7	29.0	(7.9)	(2.1)	-	94.7
Balance Sheet
Total assets	2,102.1	497.0	2,599.1	1,162.7	373.8	305.0	(148.3)	4,292.3
Cash expenditures for long-lived assets	131.0	40.7	171.7	1.4	3.3	(0.2)	-	176.2

* Includes only utility operations. Nonutility operations are included in the Other column.
Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2002	Electric Utility *	Gas Utility *	Total Utility *	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
External revenues	$741.6	$308.7	$1,050.3	$358.8	$51.8	$0.2	-	$1,461.1
Internal revenues	21.5	2.0	23.5	2.4	7.6	1.1	(34.6)	-
Depreciation and decommissioning	72.6	13.3	85.9	1.1	7.3	0.5	-	94.8
Miscellaneous income	6.3	0.3	6.6	1.8	27.7	19.8	(8.1)	47.8
Interest expense	28.7	6.3	35.0	1.6	3.4	22.4	(6.6)	55.8
Provision for income taxes	31.9	12.4	44.3	6.6	(18.3)	(3.6)	(0.3)	28.7
Discontinued operations	-	-	-	0.6	(6.6)	-	-	(6.0)
Income available for common shareholders	61.0	18.4	79.4	11.0	24.0	(5.0)	-	109.4
Balance Sheet
Total assets	1,816.7	513.9	2,330.6	877.2	358.1	172.7	(67.4)	3,671.2
Cash expenditures for long-lived assets	164.3	34.0	198.3	0.8	8.2	3.0	-	210.3

* Includes only utility operations. Nonutility operations are included in the Other column.


Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2001	Electric Utility *	Gas Utility *	Total Utility *	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
External revenues	$654.4	$320.6	$975.0	$322.3	$ 47.9	$0.2	-	$1,345.4
Intersegment revenues	21.3	1.0	22.3	4.3	8.7	1.1	(36.4)	-
Depreciation and decommissioning	66.4	11.7	78.1	0.7	4.9	0.4	-	84.1
Miscellaneous income	14.5	0.2	14.7	1.1	2.6	27.2	(8.1)	37.5
Interest expense	28.3	6.0	34.3	0.2	4.2	23.0	(8.3)	53.4
Provision for income taxes	31.6	5.9	37.5	3.5	(29.9)	(1.8)	(0.1)	9.2
Discontinued operations	-	-	-	0.9	(7.8)	-	-	(6.9)
Income available for common shareholders	58.8	8.9	67.7	6.4	2.3	1.3	(0.1)	77.6
Balance Sheet
Total assets	1,725.9	482.6	2,208.5	720.1	323.1	167.7	(72.9)	3,346.5
Cash expenditures for long-lived assets	175.8	24.9	200.7	10.9	27.7	5.0	-	244.3

* Includes only utility operations. Nonutility operations are included in the Other column.
Geographic Information
(Millions)
	2003		2002		2001
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
United States	$3,749.6	$2,618.4	$1,407.4	$2,358.5	$1,343.1
Canada	571.7	24.1	53.7	25.5	2.3
Total	$4,321.3	$2,642.5	$1,461.1	$2,384.0	$1,345.4


NOTE 25--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions, except for share amounts)	Three Months Ended
	2003
	March	June	September	December	Total
Operating revenues (1)	$1,281.8	$971.9	$989.3	$1,078.3	$4,321.3
Operating income	57.4	10.5	52.5	10.3	130.7
Income from continuing operations	35.7	9.2	33.3	32.4	110.6
Net income before cumulative effect of change in accounting principles	30.6	3.5	34.8	25.7	94.6
Income available for common shareholders	33.0	2.7	34.1	24.9	94.7

Average number of shares of common stock (basic)	32.1	32.4	32.6	34.5	33.0
Average number of shares of common stock (diluted)	32.4	32.7	32.9	34.8	33.2

Earnings per common share (basic) (2)
Income from continuing operations	$1.09	$0.26	$1.00	$0.92	$3.26
Net income before cumulative effect of change in accounting principles	0.93	0.08	1.05	0.72	2.77
Earnings per common share (basic)	1.03	0.08	1.05	0.72	2.87

Earnings per common share (diluted) (2)
Income from continuing operations	$1.08	$0.26	$0.99	$0.91	$3.24
Net income before cumulative effect of change in accounting principles	0.92	0.08	1.04	0.72	2.75
Earnings per common share (diluted)	1.02	0.08	1.04	0.72	2.85

	2002
	March	June	September	December	Total
Operating revenues (1)	$380.3	$310.5	$350.6	$419.7	$1,461.1
Operating income	48.8	22.8	45.7	37.9	155.2
Income from continuing operations	32.1	23.6	29.9	32.9	118.5
Income available for common shareholders	28.1	21.7	30.5	29.1	109.4

Average number of shares of common stock	31.4	31.7	31.9	32.0	31.7
Average number of shares of common stock (diluted)	31.6	31.9	32.1	32.2	32.0

Earnings per common share (basic) (2)
Income from continuing operations	$1.00	$0.72	$0.91	$1.01	$3.64
Earnings per common share (basic)	0.89	0.68	0.96	0.91	3.45

Earnings per common share (diluted) (2)
Income from continuing operations	$0.99	$0.71	$0.91	$1.00	$3.61
Earnings per common share (diluted)	0.89	0.68	0.95	0.90	3.42

(1) Revenue have been reclassified, including revenues related to discontinued operation, to conform to current year presentation.

(2) Earnings per share for the individual quarters do not total the year ended earnings per share amount because of the significant changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

F. INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of WPS Resources Corporation

We have audited the accompanying consolidated balance sheets of WPS Resources Corporation and subsidiaries (the "Company"), as of December 31, 2003 and 2002, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company changed its method of accounting for certain energy trading contracts to adopt EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As discussed in Notes 1 and 16 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations to adopt Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 10, 2004


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

G. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2003	2002	2001

Operating revenues
Electric	$724.9	$696.9	$610.7
Gas	404.2	310.7	321.6
Total operating revenues	1,129.1	1,007.6	932.3
Operating expenses
Electric production fuels	134.1	127.7	122.8
Purchased power	90.9	89.5	90.0
Gas purchased for resale	291.0	198.6	230.2
Other operating expenses	283.1	257.5	192.5
Maintenance	72.0	69.4	69.7
Depreciation and decommissioning	122.9	81.9	72.6
Federal income taxes	30.9	33.0	29.3
Investment tax credit restored	(1.5)	(1.5)	(1.5)
State income taxes	8.9	10.3	7.4
Gross receipts tax and other	36.8	33.4	31.4
Total operating expense	1,069.1	899.8	844.4
Operating income	60.0	107.8	87.9
Other income and (deductions)
Allowance for equity funds used during construction	2.4	3.0	1.9
Other, net	60.3	16.0	34.7
Income taxes	(7.4)	(5.0)	(8.7)
Total other income	55.3	14.0	27.9
Interest expense
Interest on long-term debt	27.8	27.2	24.1
Other interest	4.9	7.9	9.2
Allowance for borrowed funds used during construction	(1.0)	(1.2)	(2.1)
Total interest expense	31.7	33.9	31.2
Minority interest	(1.6)	(1.7)	(0.9)
Net income	82.0	86.2	83.7
Preferred stock dividend requirements	3.1	3.1	3.1
Earnings on common stock	$78.9	$83.1	$80.6

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

H. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2003	2002
Assets
Utility plant
Electric	$2,121.2	$1,906.3
Gas	457.2	427.3
Total	2,578.4	2,333.6
Less - Accumulated depreciation and decommissioning	1,132.4	1,013.4
Total	1,446.0	1,320.2
Nuclear decommissioning trusts	332.3	290.5
Construction in progress	81.7	98.4
Nuclear fuel, less accumulated amortization	20.3	24.6
Net utility plant	1,880.3	1,733.7

Current assets
Cash and cash equivalents	4.7	3.4
Customer and other receivables, net of reserves of $4.4
at December 31, 2003 and $3.7 at December 31, 2002	103.6	101.2
Receivables from related parties	9.3	7.7
Accrued unbilled revenues	51.3	47.3
Fossil fuel, at average cost	14.9	16.3
Gas in storage, at average cost	50.9	31.0
Materials and supplies, at average cost	26.2	24.0
Assets from risk management activities	4.5	1.4
Prepayments and other	38.2	30.7
Total current assets	303.6	263.0
Regulatory assets	125.0	109.0
Pension assets	67.8	84.1
Goodwill	36.4	35.5
Investments and other assets	157.7	98.9
Total assets	$2,570.8	$2,324.2

Capitalization and Liabilities
Capitalization
Common stock equity	$798.2	$745.9
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.4	12.8
Long-term debt	495.4	429.7
Total capitalization	1,357.2	1,239.6

Current liabilities
Current portion of long-term debt	49.9	50.0
Short-term debt	10.0	26.0
Accounts payable	104.9	160.2
Intercompany accounts payable	8.6	1.2
Accrued interest and taxes	9.3	10.8
Other	16.5	16.5
Total current liabilities	199.2	264.7

Long-term liabilities and deferred credits
Accumulated deferred income taxes	134.1	123.8
Accumulated deferred investment tax credits	16.5	18.1
Regulatory liabilities	285.4	42.7
Environmental remediation liability	36.2	38.7
Pension and postretirement benefit obligations	135.9	68.8
Asset retirement obligations	344.0	-
Nuclear decommissioning and other costs of removal	-	451.6
Other long-term liabilities	62.3	76.2
Total long-term liabilities and deferred credits	1,014.4	819.9
Commitments and contingencies	-	-
Total capitalization and liabilities	$2,570.8	$2,324.2

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's
notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION I. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)	2003	2002

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	438.3	383.8
Accumulated other comprehensive loss	(14.9)	(2.7)
Retained earnings	279.2	269.2
Total common stock equity	798.2	745.9

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -
Shares
Series Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.2	5.3
7.35% 2016	7.2	7.5
Total long-term debt to parent	12.4	12.8

Long-term debt
First mortgage bonds
Series Year Due
6.80% 2003	-	50.0
6.125% 2005	-	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	-
Total	547.0	481.1
Unamortized discount and premium on bonds, net	(1.7)	(1.4)
Total first mortgage bonds	545.3	479.7
Current portion	(49.9)	(50.0)
Total long-term debt	495.4	429.7
Total capitalization	$1,357.2	$1,239.6

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

J. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

						Accumulated
				Capital in		Other
	Comprehensive		Common	Excess of	Retained	Comprehensive
(Millions)	Income	Total	Stock	Par Value	Earnings	Loss

Balance at December 31, 2000	-	$573.0	$95.6	$248.1	$229.3	-
Earnings on common stock	$80.6	80.6	-	-	80.6	-
Other comprehensive income (net of taxes)	0.0	-	-	-	-	-
Comprehensive income	$80.6	-	-	-	-	-
Net equity infusions from parent	-	114.8	-	114.8	-	-
Dividends to parent	-	(59.5)	-	-	(59.5)	-
Other	-	1.7	-	1.7	-	-

Balance at December 31, 2001	-	$710.6	$95.6	$364.6	$250.4	-
Earnings on common stock	$83.1	83.1	-	-	83.1	-
Other comprehensive loss - minimum pension liability (net of taxes of $1.8)	(2.7)	(2.7)	-	-	-	(2.7)
Comprehensive income	$80.4	-	-	-	-	-
Net equity infusions from parent	-	15.0	-	15.0	-	-
Dividends to parent	-	(64.0)	-	-	(64.0)	-
Other	-	3.9	-	4.2	(0.3)	-

Balance at December 31, 2002	-	$745.9	$95.6	$383.8	$269.2	($2.7)
Earnings on common stock	$78.9	78.9	-	-	78.9	-
Other comprehensive loss - minimum pension liability (net of taxes of $8.2)	(12.2)	(12.2)	-	-	-	(12.2)
Comprehensive income	$66.7	-	-	-	-	-
Net equity infusions from parent	-	50.0	-	50.0	-	-
Dividends to parent	-	(69.0)	-	-	(69.0)	-
Other	-	4.6	-	4.5	0.1	-

Balance at December 31, 2003	-	$798.2	$95.6	$438.3	$279.2	($14.9)

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

K. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2003	2002	2001

Cash flows from operating activities:
Net income	$82.0	$86.2	$83.7

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	122.9	81.9	72.6
Gain on nuclear decommissioning trust	(38.7)	(1.7)	(8.1)
Amortization	41.4	45.5	9.2
Deferred income taxes	12.1	(0.3)	3.2
Allowance for equity funds used during construction	(2.4)	(3.0)	(1.9)
Equity income, net of minority interest	(9.3)	(9.5)	(7.4)
Gain on sale of property	(7.3)	(0.7)	(14.9)
Pension expense (credit)	9.3	0.2	(4.5)
Postretirement funding	(2.9)	(0.7)	6.3
Other, net	(16.9)	(5.2)	(2.5)
Changes in -
Customer and other receivables	(4.0)	(23.1)	16.2
Accrued utility revenues	(4.0)	(6.4)	18.9
Fossil fuel inventory	1.5	(1.3)	(3.9)
Gas in storage	(19.9)	2.6	(11.0)
Miscellaneous assets	(10.4)	(7.5)	(0.5)
Accounts payable	0.4	37.6	(26.0)
Accrued taxes and interest	(1.4)	(9.0)	5.4
Miscellaneous current and accrued liabilities	0.2	(0.2)	(7.0)
Net cash provided by operating activities	152.6	185.4	127.8

Cash flows from investing activities:
Capital expenditures	(161.6)	(191.0)	(188.6)
Purchase of equity investments and other acquisitions	(48.4)	-	-
Sale of property, plant, and equipment	27.7	1.5	16.2
Decommissioning funding	(3.0)	(2.6)	(2.6)
Dividends received and return of capital from equity method investment	4.5	6.7	35.5
Other	(1.4)	1.4	7.7
Net cash used for investing activities	(182.2)	(184.0)	(131.8)

Cash flows from financing activities:
Short-term debt - net	(16.0)	16.0	(60.0)
Issuance of long-term debt	125.0	150.0	150.0
Payments of long-term debt and capital lease	(59.5)	(123.3)	(54.2)
Equity contributions from parent	50.0	60.0	95.0
Equity withdrawal by parent	-	(45.0)	(35.0)
Dividends to parent	(69.0)	(64.0)	(59.5)
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Redemption of obligations acquired in purchase business combination	-	-	(17.9)
Other	3.5	1.5	(5.8)
Net cash provided by (used for) financing activities	30.9	(7.9)	9.5
Net change in cash and equivalents	1.3	(6.5)	5.5
Cash and equivalents at beginning of year	3.4	9.9	4.4
Cash and equivalents at end of year	$4.7	$3.4	$9.9

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's
notes are an integral part of these statements.


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

Combined Footnote Reference

Summary of Significant Accounting Policies	Note 1
Fair Value of Financial Instruments	Note 2
Risk Management Activities	Note 3
Property, Plant, and Equipment	Note 5
Acquisitions and Sales of Assets	Note 6
Jointly-Owned Utility Facilities	Note 7
Nuclear Plant Operation	Note 8
Regulatory Assets and Liabilities	Note 9
Investments in Affiliates, at Equity Method	Note 10
Goodwill and Other Intangible Assets	Note 11
Long-Term Debt	Note 14
Commitments and Contingencies	Note 18
Employee Benefit Plans	Note 19
Preferred Stock of Subsidiary	Note 20
Stock Option Plans	Note 22
Regulatory Environment	Note 23

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

Cash paid for taxes during 2003, 2002, and 2001 was $29.7 million, $52.2 million, and $43.0 million, respectively. During 2003, 2002, and 2001, cash paid for interest totaled $28.4 million, $25.4 million, and $23.6 million, respectively.

Non-cash transactions were as follows:

(Millions)	2003	2002	2001
Minimum pension liability equity adjustment	$(12.2)	$(2.7)	$ -
Exchange of transmission assets for equity interest in American Transmission Company	5.9	-	71.1
Exchange of common stock due to merger with Wisconsin Fuel and Light	-	-	54.8


NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Wisconsin Public Service's financial instruments as of December 31 were:

(Millions)	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 4.7	4.7	$ 3.4	$ 3.4
Energy conservation loans	1.9	1.9	2.2	2.2
Nuclear decommissioning trusts - utility plant	332.3	332.3	290.5	290.5
Nuclear decommissioning trusts - other assets	22.5	22.5	13.0	13.0
Notes payable	10.0	10.0	10.0	10.0
Commercial paper	-	-	16.0	16.0
Long-term debt	547.0	565.7	481.1	497.5
Preferred stock	51.2	49.1	51.2	45.5
Risk management activities	8.4	8.4	0.7	0.7

NOTE 3--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in Wisconsin Public Service's consolidated balance sheets as of December 31:

(Millions)	2003	2002

Regulatory assets
De Pere Energy Center	$ 47.7	$ 47.8
Environmental remediation costs (net of insurance recoveries)	39.6	38.5
Minimum pension liability	15.2	-
Deferred nuclear costs	4.9	7.9
Automated meter reading costs	4.5	-
Plant related costs	2.6	0.3
Funding for enrichment facilities	2.4	3.0
Unamortized loss on debt	1.4	2.1
Other	6.7	9.4
Total	$125.0	$109.0

Regulatory liabilities
Cost of removal reserve	$167.9	$ -
Asset retirement obligations	66.9	-
Unrealized gain on decommissioning trust	22.5	13.0
Derivatives	8.4	1.4
Demand-side management expenditures	5.3	5.9
Deferred gain on emission allowance sales	5.1	3.8
Income tax related items	4.9	10.7
Deferred American Transmission costs	3.4	3.1
Interest from tax refunds	0.7	4.8
Other	0.3	-
Total	$285.4	$ 42.7


NOTE 4--LEASES

Wisconsin Public Service leases various property, plant and equipment. Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Rental expense attributable to operating leases was $3.9 million in each of the years 2003, 2002, and 2001. Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31
(Millions)

2004	$4.1
2005	2.0
2006	1.4
2007	1.2
2008	1.1
Later years	4.9
Total payments	$14.7

NOTE 5--COMMON EQUITY

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

During 2003, Wisconsin Public Service received equity contributions of $50 million from WPS Resources. Wisconsin Public Service paid common dividends of $69 million to WPS Resources in 2003. The equity contributions allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain within the target range as established by the Public Service Commission of Wisconsin in its most recent rate order.

NOTE 6--LONG-TERM DEBT

At December 31, 2003, Wisconsin Public Service was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and early retirements payments is as follows:

Year ending December 31 (Millions)

2004	$ 49.9
2005	-
2006	-
2007	-
2008	-
Later years	497.1
Total payments	$547.0

NOTE 7--SHORT-TERM DEBT AND LINES OF CREDIT

Wisconsin Public Service has syndicated a $115 million 364-day revolving credit facility to provide short-term borrowing flexibility and security for commercial paper outstanding.

The information in the table below relates to short-term debt and lines of credit for the years indicated:


(Millions, except for percentages)	2003	2002	2001

As of end of year
Commercial paper outstanding	$ -	$16.0	$ -
Average discount rate on outstanding commercial paper	-%	1.35%	-%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	1.12%	1.39%	2.06%
Available (unused) lines of credit	$115.0	$100.0	$55.0

For the year
Maximum amount of short-term debt	$103.0	$80.0	$90.0
Average amount of short-term debt	$64.7	$22.9	$47.3
Average interest rate on short-term debt	1.24%	1.74%	4.41%

The short-term notes payable are due "on demand."

NOTE 8--ASSET RETIREMENT OBLIGATIONS

Legal retirement obligations identified for Wisconsin Public Service relate primarily to the final decommissioning of the Kewaunee nuclear power plant. We have a legal obligation to decommission the irradiated portions of the Kewaunee nuclear power plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. We have also identified other legal retirement obligations that are not currently significant to the financial statements. Upon implementation of Statement of Financial Accounting Standards No. 143 on January 1, 2003, we recorded a net asset retirement cost of $90.8 million and an asset retirement obligation of $324.8 million. The difference between the previously recorded liabilities of $290.5 million and the liability recorded as a result of adopting Statement No. 143 was deferred as a regulatory liability pursuant to Statement No. 71.

See WPS Resources Corporation, Note 6, "Acquisitions and Sales of Assets," for information on the pending sale of the Kewaunee nuclear power plant.

The following table describes changes to the asset retirement obligation liability of Wisconsin Public Service.

(Millions)
Asset retirement obligations at December 31, 2002	$ -
Liability recognized in transition	324.8
Accretion expense	19.2
Asset retirement obligation at December 31, 2003	$344.0

The following pro forma liabilities reflect amounts as if Statement No. 143 had been applied during all periods presented:

(Millions)	December 31, 2003	December 31, 2002	January 1, 2002

Nuclear decommissioning	$343.6	$324.4	$306.7
Other	0.4	0.4	0.3

Pro forma net income has not been presented for the periods ended December 31, 2003, 2002, and 2001 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income not materially different from the actual amounts reported for those periods in the Consolidated Statements of Income.


Wisconsin Public Service recognized removal costs for utility assets prior to the adoption of Statement No. 143. Historically these removal costs were reflected as a component of depreciation expense and accumulated deprecation in accordance with regulatory treatment. The Staff of the Securities and Exchange Commission has recently expressed their views on the balance sheet presentation of these removal costs for the utility industry and has required that the amounts be reclassified from accumulated deprecation to a liability for all years presented. As a result, Wisconsin Public Service reclassified $451.6 million from accumulated depreciation to nuclear decommissioning and other costs of removal at December 31, 2002. Upon adoption of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, costs of removal with associated legal retirement obligations of $290.5 million were removed from nuclear decommissioning and other costs of removal as these costs are now accounted for as asset retirement obligations. At December 31, 2003, Wisconsin Public Service reclassified $167.9 million of costs of removal that were determined to not have an associated legal obligation from nuclear decommissioning and other costs of removal to a regulatory liability pursuant to Statement No. 71.

NOTE 9--INCOME TAXES

The principal components of Wisconsin Public Service's deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2003	2002

Deferred tax assets
Plant related	$ 64.9	$ 64.5
Employee benefits	18.9	36.0
Other comprehensive income	10.0	1.8
Regulatory deferrals	3.4	1.6
Other	1.6	0.8
Total	$ 98.8	$104.7

Deferred tax liabilities
Plant related	$203.2	$179.8
Employee benefits	16.1	38.2
Regulatory deferrals	5.7	6.7
Other	7.9	3.8
Total	$232.9	$228.5

Net deferred tax liabilities	$134.1	$123.8


The differences between income taxes determined by applying the federal statutory rate to income before tax expense for the periods ended December 31 are as follows:

(Millions, except for percentages)	2003		2002		2001
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$45.3	35.0%	$47.2	35.0%	$44.6
State income taxes, net	5.5	7.1	5.4	7.2	5.1	6.4
Investment tax credit restored	(1.2)	(1.5)	(1.1)	(1.5)	(1.2)	(1.5)
Plant related
	(0.9)	(1.2)	(1.7)	(2.3)	(2.7)	(3.4)
Other differences, net	(3.1)	(4.0)	(2.9)	(3.8)	(1.8)	(2.2)
Effective income tax	35.3%	$45.7	34.7%	$46.8	34.4%	$43.9

Current provision
Federal		$24.2		$35.6		$33.3
State		9.4		11.5		7.4
Total current provision		33.6		47.1		40.7
Deferred provision		13.6		1.2		4.7
Investment tax credit restored		(1.5)		(1.5)		(1.5)
Total income tax expense		$45.7		$46.8		$43.9

As the related temporary differences reverse, Wisconsin Public Service is prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory liability for these refunds and other regulatory tax effects totaled $4.9 million as of December 31, 2003 and $10.7 million as of December 31, 2002.

NOTE 10--MINORITY INTEREST

Previously, WPS Investments was a consolidated subsidiary of Wisconsin Public Service that held Wisconsin Public Service's investment in American Transmission Company. Minority interest on the financial statements of Wisconsin Public Service resulted from joint ownership in WPS Investments. Due to capital contributions to WPS Investments during 2003, WPS Resources became the majority owner. As a result, WPS Investments is now a consolidated subsidiary of WPS Resources that continues to be jointly owned with Wisconsin Public Service and Upper Peninsula Power. Wisconsin Public Service accounts for its investment in WPS Investments under the equity method. The ownership interests have varied throughout 2003, 2002, and 2001 and will continue to change as additional assets are contributed to WPS Investments by the utilities or cash is contributed by WPS Resources.

NOTE 11--SEGMENTS OF BUSINESS

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


Segments of Business
(Millions)
	Regulated Utilities				Wisconsin Public Service Consolidated
2003	Electric Utility	Gas Utility	Total Utility	Other *

Income Statement
Operating revenues	$ 724.9	$404.2	$1,129.1	$ -	$1,129.1
Depreciation and decommissioning	108.6	14.3	122.9	-	122.9
Other income	43.7	1.3	45.0	17.7	62.7
Interest expense	22.3	6.7	29.0	2.7	31.7
Income taxes	31.7	9.2	40.9	4.8	45.7
Earnings on common stock	53.6	15.7	69.3	9.6	78.9
Balance Sheet
Total assets	1,965.1	497.0	2,462.1	108.7	2,570.8
Cash expenditures for long-lived assets	120.6	40.7	161.3	0.3	161.6

* Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities				Wisconsin Public Service Consolidated
2002	Electric Utility	Gas Utility	Total Utility	Other *

Income Statement
Operating revenues	$ 696.9	$310.7	$1,007.6	$ -	$1,007.6
Depreciation and decommissioning	68.6	13.3	81.9	-	81.9
Other income	6.3	0.3	6.6	12.4	19.0
Interest expense	25.4	6.3	31.7	2.2	33.9
Income taxes	31.1	12.4	43.5	3.3	46.8
Earnings on common stock	58.6	18.4	77.0	6.1	83.1
Balance Sheet
Total assets	1,696.1	513.9	2,210.0	114.2	2,324.2
Cash expenditures for long-lived assets	157.0	34.0	191.0	-	191.0

* Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities				Wisconsin Public Service Consolidated
2001	Electric Utility	Gas Utility	Total Utility	Other *

Income Statement
Operating revenues	$ 610.7	$321.6	$ 932.3	$ -	$ 932.3
Depreciation and decommissioning	60.9	11.7	72.6	-	72.6
Other income	13.2	0.2	13.4	23.2	36.6
Interest expense	23.0	6.0	29.0	2.2	31.2
Income taxes	30.8	5.9	36.7	7.2	43.9
Earnings on common stock	57.9	8.9	66.8	13.8	80.6
Balance Sheet
Total assets	1,603.4	482.6	2,086.0	110.4	2,196.4
Cash expenditures for long-lived assets	163.7	24.9	188.6	-	188.6

* Nonutility operations are included in the Other column.


NOTE 12--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions)	Three Months Ended
	2003
	March	June	September	December	Total

Operating revenues	$351.7	$244.8	$254.0	$278.6	$1,129.1
Operating income	29.7	7.8	30.6	(8.1)	60.0
Earnings on common stock	23.9	4.3	28.0	22.7	78.9

	2002
	March	June	September	December	Total

Operating revenues	$269.4	$221.4	$236.6	$280.2	$1,007.6
Operating income	29.4	18.4	34.2	25.8	107.8
Earnings on common stock	25.3	9.6	27.9	20.3	83.1

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.

NOTE 13--RELATED PARTY TRANSACTIONS

Wisconsin Public Service enters into transactions with Upper Peninsula Power and WPS Energy Services, which are wholly-owned subsidiaries of WPS Resources. The following related party transactions are included in the financial statements of Wisconsin Public Service:

(Millions)	2003	2002	2001

Electric sales to Upper Peninsula Power Company	$ 27.1	$ 21.5	$ 21.4
Gas sales to WPS Energy Services	16.4	5.4	2.5
Gas purchases from WPS Energy Services	5.9	3.3	5.2

Included in the accounts receivable balance at December 31, 2003 are amounts due from related parties under the relationships described.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

M. INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Wisconsin Public Service Corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiaries (the "Company"), as of December 31, 2003 and 2002, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations to adopt Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 10, 2004


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, WPS Resources' and Wisconsin Public Service's management evaluated, with the participation of WPS Resources' and Wisconsin Public Service's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of WPS Resources' and Wisconsin Public Service's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, WPS Resources' and Wisconsin Public Service's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to WPS Resources and Wisconsin Public Service (including their consolidated subsidiaries) required to be included in their periodic Securities and Exchange Commission filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls

There were no significant changes in WPS Resources' and Wisconsin Public Service's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information required by this item regarding the directors of WPS Resources, Section 16 compliance and the members of the audit committee and the audit committee financial expert can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2004 under the captions "Election of Directors," "Ownership of Voting Securities-Section 16(a) Beneficial Ownership Reporting Compliance" and "Committees of the Board of Directors," respectively. Such information is incorporated by reference as if fully set forth herein. The directors of WPS Resources are also the directors of Wisconsin Public Service.

Information regarding the executive officers of WPS Resources and Wisconsin Public Service can be found in this Annual Report on Form 10-K in Item 4A.

WPS Resources has adopted a Code of Conduct, which serves as our Code of Business Conduct and Ethics. The Code of Conduct applies to all of our directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and any other persons performing similar functions. The Code of Conduct also applies to Wisconsin Public Service and all of its directors, officers, and employees. The Code of Conduct is available on our web site at www.wpsr.com under "Investor Information" then select, "Corporate Governance." A copy is also available to any shareholder, upon request, by writing to Barth J. Wolf, Secretary and Manager - Legal Services, WPS Resources Corporation, P.O. Box 19001, Green Bay, Wisconsin 54307-9001. Any amendments to, or waivers from, our Code of Conduct will be disclosed on our web site within the prescribed time period.

WPS Resources' has also adopted corporate governance guidelines. These guidelines, as well as the charters for its audit committee, governance committee, and compensation committee are all available on our web site at www.wpsr.com under "Investor Information" then select, "Corporate Governance." A copy of our corporate governance guidelines and our audit committee, governance committee and


compensation committee charters are also available to any shareholder, upon request by writing to Barth J. Wolf, Secretary and Manager - Legal Services, WPS Resources Corporation, P.O. Box 19001, Green Bay, Wisconsin 54307-9001.

ITEM 11. EXECUTIVE COMPENSATION

WPS Resources Corporation

Information required by this Item regarding compensation paid by WPS Resources to its directors and its "named executive officers" can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2004 under the captions "Board Compensation" and "Executive Compensation." Such information is incorporated by reference as if fully set forth herein. Named executive officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2003.

Wisconsin Public Service Corporation

Summary Compensation Table

The following table sets forth cash and other compensation paid to or earned by each of the named executive officers of Wisconsin Public Service for the last three fiscal years. Named executive officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2003. Compensation amounts for those Wisconsin Public Service named executive officers also reported as named executive officers of WPS Resources are repeated in this table and do not reflect additional compensation.


Long-Term Compensation
Annual Compensation					Awards		Payouts
Name and Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compen- sation
		($) (1)	($)	($) (2)	($) (3)	(#)	($)(5)	($)(6)
Larry L. Weyers Chairman, President, and CEO	2003 2002 2001	544,817 539,300 498,931	409,465 358,853 267,377	38,880 26,627 20,095	- - -	97,015 99,027 86,116	- - -	23,487 19,068 15,941
Joseph P. O'Leary Senior Vice President and Chief Financial Officer (4)	2003 2002 2001	234,778 232,400 125,481	98,428 110,264 54,242	- - -	- - -	17,371 17,781 28,595	- - -	- - -
Thomas P. Meinz Senior Vice President - Public Affairs	2003 2002 2001	174,265 172,500 161,087	71,267 81,999 64,322	14,763 10,110 7,630	- - -	11,505 12,318 12,051	- - -	13,798 11,272 10,347
Bernard J. Treml Vice President - Human Resources	2003 2002 2001	165,678 164,000 155,000	62,552 75,821 59,421	8,579 5,876 4,434	- - -	6,538 6,692 6,547	- - -	13,151 11,066 12,044
Lawrence T. Borgard Vice President - Distribution and Customer Service	2003 2002 2001	155,576 154,000 135,130	86,107 76,212 55,571	- - -	- - -	6,235 6,284 6,148	- - -	8,618 6,617 6,130

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

(3) Performance shares of WPS Resources Common Stock have been awarded to each of the named executive officers as reported in the Long-Term Incentive Plan table presented below. At December 31, 2003, the closing stock price of WPS Resources common stock was $46.23. Based on this valuation an award of the performance shares at target would have a value at year-end of $1,789,058 for Larry L. Weyers, $334,058 for Joseph P. O'Leary, $228,145 for Thomas P. Meinz, $125,699 for Bernard J. Treml, and $118,626 for Lawrence T. Borgard.

(4) Joseph P. O'Leary was first employed by Wisconsin Public Service in June 2001.

(5) LTIP payouts are to be made on March 16, 2004. For information regarding these payouts for the Wisconsin Public Service named executives see WPS Resources Proxy Statement to be filed in April 2004.


(6) All Other Compensation for 2003 as reported in the table above is:

Name and Title	Year	Contributions to Employee Stock Ownership Plan ($)	Above Market Earnings on Mandatory Deferred Compensation ($)
Larry L. Weyers	2003	10,018	13,469
Joseph P. O'Leary	2003	-	-
Thomas P. Meinz	2003	8,128	5,670
Bernard J. Treml	2003	7,130	6,021
Lawrence T. Borgard	2003	8,618	-

Agreements with Named Executive Officers

Individual employment and severance agreements exist with each of the named executive officers. The agreements are intended to retain the services of these officers in the event of a change in control of WPS Resources. Each agreement entitles the officer to a continuation of salary and benefits for a maximum period of three years after a change in control. Each employment and severance agreement also provides a cash termination payment should there be a termination of the officer's employment after a change of control or in anticipation of a change in control. Generally, total termination payments provided are not to exceed the present value of 2.99 times the executive's average annual salary and annual bonuses for the five years immediately preceding a change of control. Certain named executive officers may receive termination payments in excess of 2.99 times average annual salary, portions of which may not be tax deductible. The termination payments replace all other severance payments to which the executive may be entitled under current severance agreements. In addition, Joseph P. O'Leary has an additional severance plan providing for payment of one times annual salary if his employment is terminated within three years of employment for any reason other than cause or voluntary change of employment. This agreement does not apply in the event of a change of control.

Option Grants to Named Executives in Last Fiscal Year
Individual Grants
Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	Grant date present value $

Larry L. Weyers	97,015	28.92%	$44.73	12/10/13	$581,119.85
Joseph P. O'Leary	17,371	5.18%	$44.73	12/10/13	104,052.29
Thomas P. Meinz	11,505	3.43%	$44.73	12/10/13	68,914.95
Bernard J. Treml	6,538	1.95%	$44.73	12/10/13	39,162.62
Lawrence T. Borgard	6,235	1.86%	$44.73	12/10/13	37,347.65

As of December 31, 2003, WPS Resources has not granted SARs to any employee.

All options for WPS Resources common stock reported above will vest at a rate of 25% per year beginning on December 10, 2004 and ending on December 10, 2007. The year-end closing price of WPS Resources stock was $46.23. There were no stock appreciation rights granted to any employee in 2003.


The grant date present value in the last column of the table above is based on option values of $5.99 per option granted on December 10, 2003. This value was calculated using the standard Binomial Model. For purposes of determining the value of these options, the following assumptions were made:

Option Value	$5.99
Annual dividend yield	5.68%
Volatility	18.25%
Risk free rate of return	4.65%
Time of exercise	10 years

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values for the Named Executive Officers
			Number of securities underlying unexercised options/SARs at fiscal year end	Value of unexercised in-the-money options/SARs at fiscal year end (1)
			(#)	($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Larry L. Weyers	34,000	310,250	123,945 / 233,053	1,371,835 / 1,497,252
Joseph P. O'Leary	-	-	18,743 / 45,004	208,716 / 308,297
Thomas P. Meinz	7,500	76,213	25,562 / 29,588	326,543 / 199,172
Bernard J. Treml	12,000	170,340	9,597 / 16,381	106,958 / 108,848
Lawrence T. Borgard	12,000	123,300	8,690 / 15,370	96,744 / 101,125

(1) Amounts represent the excess fair market value of the underlying stock at year-end and the exercise price of each option. The year-end stock price was $46.23.

Performance Share (Long-Term Incentive Plan) Awards to the Named Executive Officers

Long Term Incentive Plans - Awards in Last Fiscal Year

			Estimated future payouts under non-stock price-based plans
Name	Number of shares, units or other rights (#)	Performance or other period until maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Larry L. Weyers	13,078	3 years
Joseph P. O'Leary	2,342	3 years
Thomas P. Meinz	1,551	3 years
Bernard J. Treml	881	3 years
Lawrence T. Borgard	840	3 years


Pension Compensation for the Named Executive Officers is:
Name	2003 Pension Compensation ($)	Years of Service
Larry L. Weyers	869,567	18
Joseph P. O'Leary	325,918	2
Thomas P. Meinz	241,914	35
Bernard J. Treml	224,221	32
Lawrence T. Borgard	247,977	19

Estimated annual benefits to be received by each of the named executive officers under the Supplemental Retirement Plan upon normal retirement are as follows:

Name	Estimated Supplemental Retirement Benefit ($)
Larry L. Weyers	336,249
Joseph P. O'Leary	-
Thomas P. Meinz	60,265
Bernard J. Treml	63,872
Lawrence T. Borgard	99,263

Additional information required by this Item regarding compensation paid by Wisconsin Public Service to its named executive officers can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2004 under the caption "Executive Compensation." Such information is incorporated by reference as if fully set forth herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

WPS Resources Corporation

Information required by this Item regarding the principal securities holders of WPS Resources and the security holdings of its directors and executive officers can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2004 under the caption "Ownership of Voting Securities--Beneficial Ownership." Such information is incorporated by reference as if fully set forth herein.


Wisconsin Public Service Corporation

Ownership of Voting Securities

All of the common stock of Wisconsin Public Service is held by WPS Resources.

Listed in the following table are the shares of WPS Resources' common stock owned as of February 29, 2004 by the directors and named executive officers of Wisconsin Public Service who are not directors or named executive officers of WPS Resources, as well as the number of shares owned by the directors and executive officers of Wisconsin Public Service as a group as of February 29, 2004.
	Amount and Nature of Shares Beneficially Owned February 29, 2004
Name and Title	Aggregate Number of Shares Beneficially Owned (1)	Number of Shares Subject to Stock Options	Percent of Shares
Thomas P. Meinz Senior Vice President - Public Affairs	41,910	25,562	*
Bernard J. Treml Vice President - Human Resources	20,241	9,597	*
Lawrence T. Borgard Vice President - Distribution and Customer Service	18,765	8,690	*
All 17 directors and executive officers as a group	874,730	234,308	2.4%

* Less than 1% of WPS Resources outstanding shares of common stock

(1) Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the Wisconsin Public Service Corporation Deferred Compensation Trust, and all stock options, which are exercisable within 60 days of February 29, 2004. Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted. No voting or investment power exists related to the stock options reported until exercised.

None of the persons listed beneficially owns shares of any other class of WPS Resources' equity securities.

Equity Compensation Plan Information

The following table sets forth information with respect to compensation plans under which equity securities of WPS Resources are authorized for issuance as of December 31, 2003. No such plan exists for Wisconsin Public Service's equity securities.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights.	(b) Weighted-average exercise price of outstanding options, warrants and rights.	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,214,065	$37.2912	1,787,783
Equity compensation plans not approved by security holders	15,700	$25.4688	76,000
Total	1,229,765	$37.1402	1,863,783

Equity compensation plans not approved by security holders consists solely of the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan, which provides stock options to directors


at the discretion of the Board of Directors. The Board does not anticipate any further stock options will be issued under this plan. The plan provides that all exercises of options under this plan are to be completed through the use of treasury stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wisconsin Public Service provides and receives services, property, and other things of value to and from its parent WPS Resources and other subsidiaries of WPS Resources. All such transactions are made pursuant to a master affiliated interest agreement approved by the Public Service Commission of Wisconsin. The agreement provides that Wisconsin Public Service receives payment equal to the higher of its cost or fair value for services and property and other things of value which Wisconsin Public Service provides to WPS Resources or its other nonregulated subsidiaries, and Wisconsin Public Service makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which WPS Resources or its other nonregulated subsidiaries provide to Wisconsin Public Service. The agreement further provides that any services, property, or other things of value provided to or from Wisconsin Public Service to or for any other regulated subsidiary of WPS Resources be provided at cost. Modification or amendment to the master agreement requires the approval of the Public Service Commission of Wisconsin.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to WPS Resources and Wisconsin Public Service by Deloitte & Touche LLP for professional services performed for 2003 and 2002:

Fees	2003	2002
Audit Fees (a)	$1,555,124	$1,585,483
Audit Related Fees (b)	142,067	96,865
Tax Fees (c)	-	-
All Other Fees (d)	36,396	35,007
Total Fees	$1,733,587	$1,717,355

a) Audit Fees. Consists of aggregate fees billed to WPS Resources and Wisconsin Public Service by Deloitte & Touche LLP for professional services rendered for the audit of the annual consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports of WPS Resources and its subsidiaries and services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters, and consultations arising during the course of the audits and reviews concerning financial accounting and reporting standards. Audit fees reported above include $800,000 to re-audit the 2000 and 2001 consolidated financial statements, which was required due to changes in accounting principles and external auditors.

b) Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with potential transactions, and consultations concerning financial accounting and reporting standards.

c) Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit issues, mergers and acquisitions, and tax planning.


d) All Other Fees. Consists of other fees billed to WPS Resources and Wisconsin Public Service by Deloitte & Touche LLP for products and services other than the services reported above. All Other Fees are for software licensing provided in 2003 and 2002. The nature of the software license fees, which include support and learning services, have been deemed to be permissible non-attest services.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and WPS Resources management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as those of the American Institute of Certified Public Accountants. Since May 6, 2003, the audit committee has approved in advance 100% of the services described in the table above under "Audit-Related Fees," "Tax Fees" and "All Other Fees" in accordance with its pre-approval policy.


PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	WPS Resources Corporation
	Consolidated Statements of Income for the three years ended December 31, 2003, 2002, and 2001		114

	Consolidated Balance Sheets as of December 31, 2003 and 2002		115

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2003, 2002, and 2001		116

	Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002, and 2001		117

	Notes to Consolidated Financial Statements		118

	Independent Auditors' Report		175

	Wisconsin Public Service Corporation
	Consolidated Statements of Income for the three years ended December 31, 2003, 2002, and 2001		176

	Consolidated Balance Sheets as of December 31, 2003 and 2002		177

	Consolidated Statements of Capitalization as of December 31, 2003 and 2002		178

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2003, 2002, and 2001		179

	Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002, and 2001		180

	Notes to Consolidated Financial Statements		181

	Independent Auditors' Report		189

(2)

Financial Statement Schedules.

The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	207
	B.	Balance Sheets	208

	C.	Statements of Cash Flows	209

	D.	Notes to Parent Company Financial Statements	210

	Schedule II WPS Resources Corporation Valuation and Qualifying Accounts		214

	Schedule II Wisconsin Public Service Corporation Valuation and Qualifying Accounts		215

(3)	Listing of all exhibits, including those incorporated by reference.

Exhibit Number	Description of Documents

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

3.2

Articles of Incorporation of Wisconsin Public Service Corporation as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993 (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993.)

3.3

By-Laws of WPS Resources Corporation, as amended through May 15, 2003. (Incorporated by reference to Exhibit 3B-1 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-Q for the quarterly period ended March 31, 2003.)

3.4

By-Laws of Wisconsin Public Service Corporation, as amended through May 15, 2003. (Incorporated by reference to Exhibit 3B-2 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-Q for the quarterly period ended March 31, 2003.)

4.1

Rights Agreement, dated December 12, 1996, between WPS Resources Corporation and U.S. Bank National Association (successor to Firstar Trust Company) (Incorporated by reference to Exhibit 4.1 to WPS Resources Corporation's Form 8-A filed December 13, 1996 [File No.1-11337].)

4.2

Amendment to Rights Agreement, effective as of October 9, 2002, by and among WPS Resources Corporation, U.S. Bank National Association and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(h) to WPS Resources Corporation's Form S-3 filed on April 28, 2003, File No. 333-104787.)

4.3

First Mortgage and Deed of Trust, dated as of January 1, 1941 from Wisconsin Public Service Corporation to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229);


Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); and Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003.) All references to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

4.4

Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between Wisconsin Public Service Corporation and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between Wisconsin Public Service Corporation and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between Wisconsin Public Service Corporation and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); and Fourth Supplemental Indenture, dated as of December 8, 2003, by and between Wisconsin Public Service Corporation and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association). (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003). References to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

4.5

Indenture, dated as of October 1, 1999, between WPS Resources Corporation and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between WPS Resources Corporation and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); and Second Supplemental Indenture, dated as of November 1, 2002 between WPS Resources Corporation and U.S. Bank National Association. (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002). All references to filings are those of WPS Resources Corporation (File No. 1-11337).

10.1

Joint Power Supply Agreement among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967. (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

10.2

Joint Power Supply Agreement (Exclusive of Exhibits) among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company dated July 26, 1973. (Incorporated by reference to Exhibit 5.04A in File No. 2-48781.)

10.3

Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and Wisconsin Public Service Corporation. (Incorporated by reference to Exhibit 4.10 in File No. 2-27308.)

10.4

Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation. (Incorporated by reference to Exhibit 10C-1 to Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1983.)

10.5

Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988. (Incorporated by reference to Exhibit 10C-2 to Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1988.)

10.6

Revised Agreement for Construction and Operation of Columbia Generating Plant among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973. (Incorporated by reference to Exhibit 5.07 in File No. 2-48781.)

10.7+

Form of Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Phillip M. Mikulsky and Larry L. Weyers. (Incorporated by reference to Exhibit 10.8 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2002.)

10.8+

Form of Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Larry B. Borgard, Diane L. Ford, David W. Harpole, Richard E. James, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, Bernard J. Treml and Daniel J Verbanac. (Incorporated by reference to Exhibit 10.9 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2002.)

10.9+

Form of Key Executive Employment and Severance Agreement entered into between WPS Resources Corporation and each of the following: Bradley A. Johnson, Barbara A. Nick and Barth J. Wolf. (Incorporated by reference to Exhibit 10.10 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2002.)

10.10+	WPS Resources Corporation Deferred Compensation Plan as Amended and Restated Effective January 1, 2004

10.11+

WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10H-4 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2000.)

10.12+	WPS Resources 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10-2 in WPS Resources Corporation's Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999.)

10.13+

WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.2 in WPS Resources Corporation's Form S-8, filed December 21, 1999. [Reg. No. 333-93193].)

10.14

Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale. (Incorporated by reference to Exhibit 4H to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1999.)

10.15*

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

10.16+

Severance Arrangement between WPS Resources Corporation and Joseph P. O'Leary. (Incorporated by reference to Exhibit 10.18 to WPS Resources Corporation's and Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 2002.)

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants
23.1	Independent Auditors' Consent for WPS Resources Corporation

23.2	Independent Auditors' Consent for Wisconsin Public Service Corporation

24	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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

99.5

Proxy Statement for WPS Resources Corporation's 2004 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2003; except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*

Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

+	A management contract or compensatory plan or arrangement.
(b)	Reports on Form 8-K

On October 24, 2003, a Form 8-K, dated October 24, 2003, was furnished by WPS Resources reporting, under Items 7 and 9, WPS Resources' news release announcing its earnings for the quarter and nine months ended September 30, 2003.

On October 27, 2003, a Form 8-K, dated October 24, 2003, was filed by WPS Resources reporting, under Items 5 and 7, WPS Resources' news release announcing that a definitive agreement was signed to sell the Sunbury Generating Station to Duquesne Power, L.P., a subsidiary of Duquesne Light Holdings.

On November 7, 2003, a Form 8-K, dated November 7, 2003, was filed by WPS Resources and Wisconsin Public Service reporting, under Items 5 and 7, Wisconsin Public Service's news release announcing that a definitive agreement was signed to sell the jointly-owned Kewaunee Nuclear Power Plant to Dominion Energy Kewaunee, Inc., a subsidiary of Dominion Resources, Inc.

On November 20, 2003, a Form 8-K, dated November 19, 2003, was filed by WPS Resources reporting, under Items 5 and 7, that it had entered into an Underwriting Agreement with A.G. Edwards & Sons Inc., Robert W. Baird & Co. Incorporated, Edward D. Jones & Co., L.P. and The Williams Capital Group, L.P. in connection with the offering and sale of 3,500,000 shares of the Company's common stock, plus up to an additional 525,000 shares to cover over-allotments (which was subsequently taken up).

On December 9, 2003, a Form 8-K, dated December 8, 2003, was filed by Wisconsin Public Service Corporation reporting, under Items 5 and 7, that it had agreed to sell $125 million aggregate principal amount of its senior notes, 4.80% series due December 1, 2013 in a public offering and filing the underwriting agreement, fourth supplemental indenture and thirty-sixth supplemental indenture related thereto.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2004.
WPS RESOURCES CORPORATION		WISCONSIN PUBLIC SERVICE CORPORATION

(Registrants)

By:	/s/ L. L. Weyers	By:	/s/ L. L. Weyers
	L. L. Weyers Chairman, President and Chief Executive Officer		L. L. Weyers Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the Registrants and in the capacities and on the dates indicated.
Signature	Title	Date

Richard A. Bemis*	Director
Albert J. Budney, Jr.*	Director
Ellen Carnahan*	Director
Robert C. Gallagher*	Director
Kathryn M. Hasselblad-Pascale*	Director
James L. Kemerling*	Director
John C. Meng*	Director
William F. Protz, Jr.*	Director

/s/ L. L. Weyers	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 11, 2004
L. L. Weyers

/s/ J. P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	March 11, 2004
J. P. O'Leary

/s/ D. L. Ford	Vice President - Controller and Chief Accounting Officer (principal accounting officer)	March 11, 2004
D. L. Ford

*By: /s/ L. L. Weyers
L. L. Weyers	Attorney-in-Fact	March 11, 2004


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions)	2003	2002	2001

Income
Equity earnings from subsidiaries in excess of dividends	$35.8	$58.2	$31.5
Dividends from subsidiaries	72.0	64.0	59.0
Equity earnings from subsidiaries	107.8	122.2	90.5
Investment income and other	3.4	3.3	5.3

Total income	111.2	125.5	95.8

Operating expenses	7.6	7.8	9.8
Income before interest expense and income taxes	103.6	117.7	86.0
Interest expense	20.6	16.3	17.7
Income before income taxes	83.0	101.4	68.3
Income taxes	(8.5)	(8.0)	(9.3)

Net income before cumulative effect of change in accounting principles	91.5	109.4	77.6
Cumulative effect of change in accounting principles, net of tax	3.2	-	-
Net Income	94.7	109.4	77.6

Retained earnings, beginning of year	415.9	373.6	354.8
Common stock dividends	(71.8)	(67.1)	(58.8)
Retained earnings, end of year	$438.8	$415.9	$373.6

Average shares of common stock
Basic	33.0	31.7	28.2
Diluted	33.2	32.0	28.3

Earnings per common share (basic)
Net income before cumulative effect of change in accounting principles	$2.77	$3.45	$2.75
Cumulative effect of change in accounting principles	$0.10	-	-
Earnings per common share (basic)	$2.87	$3.45	$2.75

Earnings per common share (diluted)
Net income before cumulative effect of change in accounting principles	$2.75	$3.42	$2.74
Cumulative effect of change in accounting principles	$0.10	-	-
Earnings per common share (diluted)	$2.85	$3.42	$2.74

The accompanying notes to WPS Resources Corporation's parent company financial statements are an integral part of these statements.


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2003	2002
Assets
Current assets
Cash and cash equivalents	$0.5	$9.1
Accounts receivable - affiliates	4.2	2.3
Other receivables	2.5	0.8
Notes receivable - affiliates	71.9	7.9
Total current assets	79.1	20.1

Long-term notes receivable - affiliates	27.4	12.8

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation	798.2	745.9
WPS Resources Capital Corporation	320.6	261.5
Upper Peninsula Power Company	59.8	57.1
Other	49.2	7.2
Total investments in subsidiaries, at equity	1,227.8	1,071.7

Net equipment	0.4	0.4
Other investments	21.5	21.2
Deferred income taxes	4.2	4.7

Total assets	$1,360.4	$1,130.9

Liabilities and Capitalization
Current liabilities
Notes payable - affiliates	$2.0	$20.6
Notes payable to preferred stock trust	$51.5	-
Commercial paper	28.0	-
Accounts payable - affiliates	0.8	1.5
Accounts payable	1.1	0.1
Dividends payable	-	0.3
Other	3.9	4.3
Total current liabilities	87.3	26.8

Capitalization
Total common stock equity	1,003.2	782.8
Unsecured senior notes, net of unamortized discount	248.9	248.8
Advances from affiliates	21.0	72.5
Total capitalization	1,273.1	1,104.1

Total liabilities and capitalization	$1,360.4	$1,130.9

The accompanying notes to WPS Resources Corporation's parent company financial statements are an integral part of these statements.


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2003	2002	2001

Operating
Net income	$94.7	$109.4	$77.6

(Deduct) equity earnings from subsidiaries in excess of dividends	(35.8)	(58.2)	(31.5)
Deferred income taxes	(0.2)	(1.1)	(1.7)
Cumulative effect of change in accounting principles, net of tax	(3.2)	-	-
Other - net	1.2	1.2	0.5

Changes in other items
Receivables	(1.9)	(0.1)	1.1
Accounts payable	0.3	(5.9)	6.0
Other	(0.8)	0.3	(0.3)
Net cash - operating	54.3	45.6	51.7

Investing
Notes receivable - affiliates	(83.7)	11.3	23.3
Capital contributions - affiliates, net	(117.6)	(82.2)	(113.1)
Investments - other	(1.1)	(4.3)	(4.7)
Net cash - investing	(202.4)	(75.2)	(94.5)

Financing
Commercial paper, net	28.0	(15.0)	(44.6)
Intercompany debt, net	(13.6)	(6.2)	47.8
Proceeds from long-term debt	-	100.0	-
Purchase of deferred compensation stock	(1.0)	(1.3)	(1.1)
Proceeds from issuance of common stock	197.7	28.3	96.4
Dividends paid on common stock	(71.8)	(66.8)	(58.3)
Financing - other	0.2	(0.8)	0.1
Net cash - financing	139.5	38.2	40.3

Net change in cash	(8.6)	8.6	(2.5)
Cash, beginning of year	9.1	0.5	3.0
Cash, end of year	$0.5	$9.1	$0.5

The accompanying notes to WPS Resources Corporation's parent company financial statements are an integral part of these statements.


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

D. NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

The following are supplemental notes to the WPS Resources Corporation (parent company only) financial statements and should be read in conjunction with our consolidated financial statements and the related notes.
SUPPLEMENTAL NOTES

Note 1

WPS Resources has short-term notes receivable of $5.4 million from WPS Power Development in 2003 and 2002, $6.5 million from Upper Peninsula Power in 2003, $60.0 million from WPS Energy Services in 2003 and $2.5 million from WPS Energy Services in 2002. Notes receivable bear interest rates that approximate current market rates.

Note 2

WPS Resources has long-term notes receivable from Wisconsin Public Service of $5.1 million and $7.3 million in 2003 and $5.3 million and $7.5 million in 2002, bearing interest rates at 8.76% and 7.35%. Monthly payments are $51,670 and $63,896 through January 2015 and May 2016. In addition, WPS Resources has a long-term note receivable from Upper Peninsula Power of $15.0 million in 2003 bearing an interest rate at 5.25%. Interest payments are made semi-annually with the balance of the note due August 2013.

Note 3

WPS Resources has short-term notes payable to WPS Energy Services of $20.6 million for 2002 and from WPS Power Development of $2.0 million in 2003. The notes bear interest at a rate that approximates current market rates. In addition, WPS Resources has reclassified a long-term note payable to WPS Resources Capital Trust I of $51.5 million to short-term notes payable in 2003 since this will be paid in 2004.

Note 4

WPS Resources has long-term unsecured notes payable of $150.0 million in both 2003 and 2002 with an unamortized discount of $0.3 million. The note bears an interest rate at 7% through October 2009. Interest is paid semiannually.

Note 5

WPS Resources has long-term unsecured notes payable of $100 million in both 2003 and 2002 with an unamortized discount of $0.8 million. The notes bear interest at a rate of 5.375% through December 2012. Interest is paid semiannually.

Note 6

WPS Resources has a long-term notes payable to WPS Power Development of $21.0 million in both 2003 and 2002. The note bears an interest rate that approximates current market rates through December 2021. In addition, WPS Resources has a long-term note payable to WPS Resources Capital Trust I of $51.5 million for 2002. The note has been reclassified to short-term notes payable in 2003. We also have guaranteed other long-term debt and obligations of our subsidiaries arising in the normal course of business for both years.

Note 7

At December 31, 2003, WPS Resources (parent company only) was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts for WPS Resources (parent company only) is as follows:

	Year ending December 31 (Millions)
	2004		$ -
	2005		-
	2006		-
	2007		-
	2008		-
	Later years		271.0
	Total payments		$271.0

Note 8

As part of normal business, WPS Resources enters into various guaranties providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guaranties are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

	At December 31, 2003 and December 31, 2002, outstanding guaranties totaled $979.0 million and $655.8 million, respectively, as follows:

	WPS Resources' Outstanding Guaranties (Millions)	December 31, 2003	December 31, 2002	Expiration

	Guaranties of subsidiary debt	$ 39.7	$ 38.8	2004-2018
	Guaranties supporting commodity transaction of subsidiaries	874.4	584.3	2004-2008
	Standby letters of credit	61.1	22.7	2004-2006
	Surety bonds	1.1	6.4	2004
	Total guaranties	$976.3	$652.2

Guaranties of subsidiary debt support indebtedness of two WPS Power Development subsidiaries. The underlying debt related to the guarantees is stated on the Consolidated Balance Sheets as of December 31, 2003, and 2002.

Guarantees supporting commodity transactions include agreements on behalf of WPS Energy Services, Wisconsin Public Service, and WPS Power Development. WPS Resources primarily issues guarantees on behalf of WPS Energy Services to counterparties in the wholesale electric and natural gas marketplace to meet the counterparties' requirements. We also issue guarantees to counterparties in the wholesale electric marketplace to meet credit requirements on behalf of WPS Power Development. Guaranties have also been issued on behalf of WPS Power Development for indemnification obligations related to business purchase agreements. The Consolidated Balance Sheets reflect the obligations supported by these parental guarantees.

At December 31, 2003, and 2002, financial institutions have issued $61.1 million and $22.7 million respectively, in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the Consolidated Balance Sheets.


At December 31, 2003 and 2002, WPS Resources furnished $1.1 million and $6.4 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the Consolidated Balance Sheets.


EXHIBITS FILED HEREWITH

10.10	WPS Resources Corporation Deferred Compensation Plan as Amended and Restated Effective January 1, 2004

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23.1	Independent Auditors' Consent for WPS Resources Corporation

23.2	Independent Auditors' Consent for Wisconsin Public Service Corporation

24	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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


SCHEDULE II
WPS RESOURCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2003, 2002, and 2001
(in Millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions *	End of Year

2001	$4.2	$0.1	$7.2	$6.5	$5.0

2002	$5.0	$0.1	$7.9	$6.0	$7.0

2003	$7.0	-	$7.0	$7.4	$6.6

* Represents amounts written off to the reserve, net of recoveries.


SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Years Ended December 31, 2003, 2002, and 2001 (In millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions *	End of Year

2001	$3.4	$0.1	$4.4	$4.4	$3.5

2002	$3.5	-	$3.9	$3.7	$3.7

2003	$3.7	-	$5.2	$4.5	$4.4

* Represents amounts written off to the reserve, net of recoveries.
