Form 10-Q
period 2004-06-30
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2004-08-06
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 37,253,483 shares outstanding at July 31, 2004

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at July 31, 2004

______________________________________________________________________________
______________________________________________________________________________


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries	12-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	33-60
	Wisconsin Public Service Corporation	61-69

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II.	OTHER INFORMATION	72

Item 1.	Legal Proceedings	72

Item 4.	Submission of Matters to a Vote of Security Holders	72

Item 6.	Exhibits and Reports on Form 8-K	73

Signatures		74-75
EXHIBIT INDEX		76

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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
  expectations regarding future revenues or expenses,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning generation plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites, future compliance costs with environmental clean air regulations, and statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing, and costs. Some risk factors that could cause results different from any forward-looking statement include those described in the Risk Factors Section of our Annual Report on Form 10-K for the year ended December 31, 2003 and the following:
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


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except share amounts)	2004	2003	2004	2003

Nonregulated revenue	$770.1	$711.1	$1,756.7	$1,631.0
Utility revenue	275.8	260.8	662.5	622.7
Total revenues	1,045.9	971.9	2,419.2	2,253.7

Nonregulated cost of fuel, gas, and purchased power	747.5	689.6	1,689.7	1,571.7
Utility cost of fuel, gas, and purchased power	110.6	111.7	307.6	304.8
Operating and maintenance expense	132.2	122.6	257.8	236.6
Depreciation and decommissioning expense	26.6	26.7	52.3	51.1
Taxes other than income	11.5	10.8	23.3	21.5
Operating income	17.5	10.5	88.5	68.0

Miscellaneous income	6.1	7.5	10.9	8.9
Interest expense and distributions on trust preferred securities	(13.0)	(13.8)	(26.5)	(27.8)
Minority interest	1.1	1.2	1.1	2.3
Other expense	(5.8)	(5.1)	(14.5)	(16.6)

Income before taxes	11.7	5.4	74.0	51.4
Provision (benefit) for income taxes	1.0	(3.9)	16.9	6.4
Income from continuing operations	10.7	9.3	57.1	45.0

Discontinued operations, net of tax	(5.3)	(5.8)	(8.3)	(10.9)
Net income before cumulative effect of change in
accounting principles	5.4	3.5	48.8	34.1

Cumulative effect of change in accounting principles, net of tax	-	-	-	3.2
Net income before preferred stock dividends of subsidiary	5.4	3.5	48.8	37.3

Preferred stock dividends of subsidiary	0.8	0.8	1.6	1.6
Income available for common shareholders	$4.6	$2.7	$47.2	$35.7

Average shares of common stock
Basic	37.3	32.4	37.2	32.3
Diluted	37.5	32.7	37.4	32.7

Earnings per common share (basic)
Income from continuing operations	$0.27	$0.26	$1.49	$1.34
Discontinued operations	($0.15)	($0.18)	($0.22)	($0.34)
Cumulative effect of change in accounting principles	-	-	-	$0.10
Earnings per common share (basic)	$0.12	$0.08	$1.27	$1.10

Earnings per common share (diluted)
Income from continuing operations	$0.26	$0.26	$1.48	$1.33
Discontinued operations	($0.14)	($0.18)	($0.22)	($0.34)
Cumulative effect of change in accounting principles	-	-	-	$0.10
Earnings per common share (diluted)	$0.12	$0.08	$1.26	$1.09

Dividends per common share declared	$0.545	$0.535	$1.090	$1.070

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2004	2003

Assets
Cash and cash equivalents	$66.3	$50.7
Restricted funds	3.7	3.2
Accounts receivable - net of reserves of $7.1 and $6.6, respectively	356.2	502.4
Accrued unbilled revenues	56.9	90.0
Inventories	123.1	178.3
Current assets from risk management activities	390.1	518.1
Assets held for sale	119.3	116.4
Other current assets	90.5	86.4
Current assets	1,206.1	1,545.5

Property, plant, and equipment - net of reserves of $1,558.5 and $1,511.7, respectively	1,876.3	1,828.7
Nuclear decommissioning trusts	336.1	332.3
Regulatory assets	127.4	127.7
Long-term assets from risk management activities	82.7	104.3
Other	366.9	353.8
Total assets	$3,995.5	$4,292.3

Liabilities and Shareholders' Equity
Short-term debt	$68.0	$38.0
Current portion of long-term debt	6.3	56.6
Note payable to preferred stock trust	-	51.5
Accounts payable	423.2	510.7
Current liabilities from risk management activities	360.2	517.3
Liabilities held for sale	2.6	2.7
Current deferred income taxes	1.1	1.7
Other current liabilities	85.0	86.9
Current liabilities	946.4	1,265.4

Long-term debt	869.5	871.9
Long-term deferred income taxes	88.6	78.8
Deferred investment tax credits	16.9	17.7
Regulatory liabilities	295.6	304.4
Environmental remediation liabilities	37.3	37.9
Pension and postretirement benefit obligations	147.5	137.7
Long-term liabilities from risk management activities	68.8	92.2
Asset retirement obligations	354.0	344.0
Other	83.1	88.0
Long-term liabilities	1,961.3	1,972.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,036.7	1,003.2
Total liabilities and shareholders' equity	$3,995.5	$4,292.3

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2004	2003
Operating Activities
Net income before preferred stock dividends of subsidiary	$48.8	$37.3
Adjustments to reconcile net income before preferred stock dividends of subsidiary to net cash provided by operating activities
Discontinued operations, net of tax	8.3	10.9
Depreciation and decommissioning	52.3	51.1
Amortization of nuclear fuel and other	18.0	20.3
Unrealized gain on investments	(2.3)	(2.3)
Equity (earnings)/losses from nonconsolidated investments	(3.1)	1.1
Pension and post retirement expense	20.8	13.9
Deferred income taxes	5.0	0.2
Unrealized (gains)/losses on nonregulated energy contracts	(1.0)	5.2
Gain on sale of partial interest in synthetic fuel operation	(3.7)	(3.7)
Cumulative effect of change in accounting principles, net of tax	-	(3.2)
Other	(6.7)	(17.0)
Changes in working capital
Receivables, net	164.3	(7.6)
Inventories	53.4	(41.2)
Other current assets	(4.8)	(20.1)
Accounts payable	(89.0)	64.2
Other current liabilities	(13.2)	(4.9)
Net cash operating activities	247.1	104.2

Investing Activities
Capital expenditures	(113.5)	(69.5)
Sale of property, plant and equipment	3.2	22.8
Purchase of equity investments and other acquisitions	(19.1)	(45.3)
Dividends received from equity investment	9.2	3.7
Decommissioning funding	(0.3)	(1.4)
Other	3.4	1.7
Net cash investing activities	(117.1)	(88.0)

Financing Activities
Short-term debt - net	30.0	77.0
Repayment of long-term debt and note to preferred stock trust	(103.2)	(76.1)
Payment of dividends
Preferred stock	(1.6)	(1.6)
Common stock	(40.3)	(34.1)
Issuance of common stock	16.3	17.5
Purchase of common stock	-	(0.8)
Other	(1.8)	12.3
Net cash financing activities	(100.6)	(5.8)
Change in cash and cash equivalents - continuing operations	29.4	10.4

Change in cash and cash equivalents - discontinued operations	(13.8)	0.6
Change in cash and cash equivalents	15.6	11.0

Cash and cash equivalents at beginning of period	50.7	43.3
Cash and cash equivalents at end of period	$66.3	$54.3

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2004	2003	2004	2003

Operating revenues
Electric	$190.2	$172.6	$388.6	$350.7
Gas	69.6	72.2	243.2	245.8
Total operating revenues	259.8	244.8	631.8	596.5
Operating expenses
Electric production fuels	33.3	32.9	67.1	67.1
Purchased power	27.2	24.2	54.2	48.1
Gas purchased for resale	46.3	50.3	174.6	181.1
Other operating expenses	77.5	72.9	154.7	142.8
Maintenance	22.0	23.2	40.1	42.8
Depreciation and decommissioning	22.9	23.0	44.8	43.5
Federal income taxes	4.4	1.2	19.0	12.7
Investment tax credit restored	(0.4)	(0.4)	(0.7)	(0.7)
State income taxes	1.2	0.5	5.1	3.4
Gross receipts tax and other	9.6	9.2	19.4	18.3
Total operating expense	244.0	237.0	578.3	559.1
Operating income	15.8	7.8	53.5	37.4
Other income and (deductions)
Allowance for equity funds used during construction	0.5	0.5	1.0	1.4
Other, net	5.2	7.2	9.0	10.5
Income taxes	(0.7)	(1.3)	(1.0)	(1.8)
Total other income	5.0	6.4	9.0	10.1
Interest expense
Interest on long-term debt	7.6	6.9	15.0	14.3
Other interest	0.6	1.5	1.8	2.5
Allowance for borrowed funds used during construction	(0.1)	(0.3)	(0.3)	(0.7)
Total interest expense	8.1	8.1	16.5	16.1
Minority interest	-	(1.0)	-	(1.6)
Net income	12.7	5.1	46.0	29.8
Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Earnings on common stock	$11.9	$4.3	$44.4	$28.2

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2004	2003
ASSETS

Utility plant
Electric	$2,163.7	$2,121.2
Gas	490.4	457.2
Total	2,654.1	2,578.4
Less - Accumulated depreciation	1,169.0	1,132.4
Total	1,485.1	1,446.0
Nuclear decommissioning trusts	336.1	332.3
Construction in progress	90.0	81.7
Nuclear fuel, less accumulated amortization	19.0	20.3
Net utility plant	1,930.2	1,880.3

Current assets
Cash and cash equivalents	14.2	4.7
Customer and other receivables, net of reserves of $4.7 at June 30, 2004
and $4.4 at December 31, 2003	96.0	103.6
Receivables from related parties	4.2	15.6
Accrued unbilled revenues	31.9	51.3
Fossil fuel, at average cost	14.3	14.9
Gas in storage, at average cost	34.9	50.9
Materials and supplies, at average cost	28.6	26.2
Current assets from risk management activities	6.1	4.5
Prepayments and other	43.6	38.8
Total current assets	273.8	310.5

Regulatory assets	124.7	125.0
Pension assets	65.7	67.8
Goodwill	36.4	36.4
Investments and other assets	166.0	157.7
Total assets	$2,596.8	$2,577.7

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$806.2	$798.2
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.1	12.4
Long-term debt	496.0	495.4
Total capitalization	1,365.5	1,357.2

Current liabilities
Current portion of long-term debt	-	49.9
Short-term debt	43.0	10.0
Accounts payable	99.7	104.9
Payables to related parties	18.1	14.9
Accrued interest and taxes	7.3	9.3
Other	29.1	16.5
Total current liabilities	197.2	205.5

Long-term liabilities and deferred credits
Long-term deferred income taxes	142.4	134.7
Accumulated deferred investment tax credits	15.8	16.5
Regulatory liabilities	276.4	285.4
Environmental remediation liability	35.6	36.2
Pension and postretirement benefit obligations	145.9	135.9
Asset retirement obligations	354.0	344.0
Other long-term liabilities	64.0	62.3
Total long-term liabilities and deferred credits	1,034.1	1,015.0

Commitments and contingencies	-	-
Total capitalization and liabilities	$2,596.8	$2,577.7

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	June 30	December 31
(Millions, except share amounts)	2004	2003

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	439.5	438.3
Accumulated other comprehensive income (loss)	(14.9)	(14.9)
Retained earnings	286.0	279.2
Total common stock equity	806.2	798.2

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.0	5.2
7.35% 2016	7.1	7.2
Total long-term debt to parent	12.1	12.4

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	50.0
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
6.08% 2028	50.0	50.0
Total	497.1	547.0
Unamortized discount and premium on bonds, net	(1.1)	(1.7)
Total long-term debt	496.0	545.3
Current portion	-	(49.9)
Total long-term debt	496.0	495.4
Total capitalization	$1,365.5	$1,357.2

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2004	2003

Cash flows from operating activities:
Net income	$46.0	$29.8

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	44.8	43.5
Amortization	17.9	19.8
Deferred income taxes	6.9	7.0
Investment tax credit restored	(0.7)	(0.7)
Allowance for equity funds used during construction	(1.0)	(1.4)
Unrealized (gain) loss on investments	(2.3)	(2.3)
Equity income, net of minority interest	(5.6)	(5.2)
Pension and post retirement expense	15.3	9.7
Other	(3.6)	(9.5)
Changes in -
Customer and other receivables	15.1	9.7
Accrued utility revenues	19.4	22.0
Fossil fuel inventory	0.6	1.7
Gas in storage	16.0	2.0
Miscellaneous assets	(7.2)	(9.7)
Accounts payable	(2.0)	(33.9)
Accrued taxes and interest	(2.0)	(2.4)
Miscellaneous current and accrued liabilities	4.5	2.5
Net cash operating activities	162.1	82.6

Cash flows from investing activities:
Capital expenditures	(105.9)	(63.2)
Sale of property, plant and equipment	-	20.1
Decommissioning funding	(0.3)	(1.4)
Dividends received and return of capital from equity method investment	5.8	2.7
Other	2.2	1.2
Net cash investing activities	(98.2)	(40.6)

Cash flows from financing activities:
Short-term debt - net	33.0	51.0
Payments of long-term debt	(49.9)	(59.1)
Dividends to parent	(37.5)	(34.5)
Preferred stock dividends	(1.6)	(1.6)
Other	1.6	4.0
Net cash financing activities	(54.4)	(40.2)
Change in cash and equivalents	9.5	1.8
Cash and equivalents at beginning of period	4.7	3.4
Cash and equivalents at end of period	$14.2	$5.2

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE 1--FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Certain items from the prior period have been reclassified to conform to the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our annual audited financial statements for the year ended December 31, 2003.

NOTE 2--ACCOUNTING POLICIES

Gross Physical Volumes

WPS Energy Services' gross physical volumes of natural gas and electricity delivered for the three and six months ended June 30, 2004, and June 30, 2003, are reported in the following table:
	Quarter Ended June 30		Six Months Ended June 30
WPS Energy Services' Gas Results	2004	2003	2004	2003
Wholesale sales volumes in billion cubic feet *	54.5	64.0	123.8	137.4
Retail sales volumes in billion cubic feet *	56.6	50.3	144.4	128.5
* Represents gross volumes physically delivered
	Quarter Ended June 30		Six Months Ended June 30
WPS Energy Services' Electric Results	2004	2003	2004	2003
Wholesale sales in million kilowatt-hours *	1,040.8	562.0	2,209.4	794.3
Retail sales in million kilowatt-hours *	1,597.6	1,516.6	3,206.2	2,938.3
* Represents gross volumes physically delivered

NOTE 3--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the WPS Resources and Wisconsin Public Service Statements of Cash Flows:

(Millions)	Six Months Ended June 30
WPS Resources	2004	2003
Cash paid for interest	$26.5	$30.7
Cash paid for income taxes	20.1	9.7

Wisconsin Public Service
Cash paid for interest	$14.1	$15.2
Cash paid for income taxes	14.4	12.6

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

In the fourth quarter of 2003, WPS Resources adopted Emerging Issues Task Force Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-03," which resulted in recording revenues net of cost of fuel, gas and purchased power for energy-related transactions entered into after October 1, 2003 that settle financially and for which the commodity does not physically transfer. Had we applied the provisions of Issue 03-11 to arrangements entered into before October 1, 2003, previously reported nonregulated revenue would have decreased $41.9 million for the six months ended June 30, 2003, with a corresponding $41.9 million decrease to nonregulated cost of fuel, gas, and purchased power. Neither margins, income, nor cash flows were impacted by the adoption of Issue 03-11.

Utility Segment

Wisconsin Public Service has entered into a limited number of natural gas and electric purchase contracts to service customers that are accounted for as derivatives. The Public Service Commission of Wisconsin approved recognizing a regulatory asset or liability for the fair value of derivative amounts as a result of these contracts pursuant to Statement No. 71. Thus, management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. As of June 30, 2004, we recorded an asset from risk management activities and an offsetting regulatory liability of $11.9 million related to these contracts. We recorded an asset from risk management activities and an offsetting regulatory liability of $8.4 million related to these contracts at December 31, 2003.

Nonregulated Segments

Our nonregulated segments have also entered into contracts that are accounted for as derivatives under Statement No. 133, as amended and interpreted. At June 30, 2004, those derivatives not designated as hedges are primarily commodity contracts used to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Changes in the fair value of derivatives that have not qualified for hedge accounting are recognized currently in earnings. At June 30, 2004, the fair value of these contracts was recorded as an asset from risk management activities of $410.8 million and a liability from risk management activities of $398.5 million. At December 31, 2003, the fair value of these contracts was recorded as an asset from risk management activities of $578.1 million and a liability from risk management activities of $582.1 million.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in prices of natural gas held in inventory and changes in fair value of foreign currency denominated assets and liabilities. The changes in the fair value of these hedges are recognized currently in earnings as are the changes in fair value of the hedged items. At June 30, 2004, the fair value of the contracts designated as fair value hedges, excluding foreign exchange contracts, are recorded as an asset from risk management activities of $1.1 million and a liability from risk management activities of $2.0 million. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was


insignificant during the first six months of 2004 and 2003. At December 31, 2003, the fair value of the contracts designated as fair value hedges, excluding foreign exchange contracts, was recorded as an asset from risk management activities of $0.3 million and a liability from risk management activities of $4.0 million.

Forward foreign exchange contracts designated as fair value hedges are utilized to manage the risk associated with currency fluctuations on certain firm sales and purchase commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions, as well as certain firm sales and purchase commitments denominated in United States dollars pertaining to transactions entered into by a Canadian subsidiary of WPS Energy Services. The terms of our forward foreign exchange contracts are consistent with the terms of the underlying transactions, generally one year or less. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-United States dollar denominated assets and liabilities are recognized in earnings and offset the foreign currency gains and losses on the underlying exposures being hedged. The contract amounts of forward foreign exchange contracts outstanding at June 30, 2004 are recorded as an asset from risk management activities of $3.7 million and a liability from risk management activities of $2.2 million. The contract amounts of forward foreign exchange contracts outstanding at December 31, 2003 were recorded as an asset from risk management activities of $10.6 million and a liability from risk management activities of $4.3 million. All of the foreign exchange contracts designated as fair value hedges were determined to be effective.

Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. At June 30, 2004, the fair value of commodity contracts designated as cash flow hedges is recorded as an asset from risk management activities of $38.8 million and a liability from risk management activities of $13.2 million. These cash flow hedges extend through December 2006. The majority of the commodity contracts were determined to be effective; therefore, the changes in the values of these contracts are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if the hedged transaction is discontinued. WPS Energy Services reclassified $1.3 million in the second quarter of 2004 and $2.8 million in the six months ended June 30, 2004 (from other comprehensive income) into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions where it was determined that the original forecasted transaction was no longer probable of occurring. In the next 12 months, we expect to recognize $14.8 million in earnings due to contracts being settled. The portion of these contracts that was determined to be ineffective was not significant at June 30, 2004, and was recorded as a component of nonregulated revenue. When testing for effectiveness, no portion of the derivative instruments were excluded. At December 31, 2003, those commodity contracts designated as cash flow hedges were recorded as an asset from risk management activities of $25.0 million and a liability from risk management activities of $9.0 million.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018 used to finance the purchase of the Sunbury generation plant. At June 30, 2004, we recorded a liability from risk management activities of $7.5 million related to this swap. At December 31, 2003, we recorded a liability from risk management activities of $10.1 million related to this swap. Because the swap was determined to be effective, the changes in the value of this contract are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to this swap will be recognized as expense as the interest is paid. In the next 12 months, we expect to expense $2.2 million, assuming interest rates comparable to those at June 30, 2004 and assuming the hedged transaction continues after the sale of Sunbury (see Note 5, "Assets Held for Sale", for more information). We did not exclude any components of the derivative instrument's change in fair value from the assessment of hedge effectiveness.


Cumulative Effect of Change in Accounting Principle

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

NOTE 5--ASSETS HELD FOR SALE

On October 24, 2003, WPS Power Development entered into a definitive agreement to sell its Sunbury generation plant located in Pennsylvania. This facility currently sells power on a wholesale basis, and provides energy for a 200-megawatt around-the-clock outtake contract that expires on December 31, 2004. The sale will enable WPS Resources to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles. Based on the terms of the asset sale agreement, the sale price is anticipated to be approximately $120 million, subject to various working capital adjustments. WPS Power Development has also entered into an agreement for the sale of certain silt reserves that were utilized in the operation of the Sunbury generation plant. The sale price for the silt reserves is anticipated to be approximately $1.9 million.

At June 30, 2004 and December 31, 2003, the assets and liabilities associated with the Sunbury generation plant that will be transferred to the buyer, as well as the silt reserves, have been classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. No adjustments to write down assets held for sale were required during the six months ended June 30, 2004. WPS Resources plans to complete the sale of the Sunbury generation plant in late summer/early fall of 2004 and the sale of the silt reserves is anticipated to close in the third quarter of 2004. The major classes of assets and liabilities held for sale are as follows:
(Millions)	June 30, 2004	December 31, 2003
Inventories	$ 4.7	$ 4.2
Other current assets	5.2	5.1
Property, plant, and equipment, net	73.2	71.5
Other assets (includes emission credits)	36.2	35.6
Assets held for sale	$119.3	$116.4

Other current liabilities	$ 0.4	$ 0.6
Asset retirement obligations	2.2	2.1
Liabilities held for sale	$ 2.6	$ 2.7

WPS Power Development financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap. The interest rate swap is designated as a cash flow hedge and, as a result, the mark-to-market loss has been recorded as a component of other comprehensive income. If management determines that the hedged transactions (i.e., future interest payments on the debt) will not continue after the sale, WPS Resources will be required to recognize the


amount accumulated within other comprehensive income ($4.9 million net of tax at June 30, 2004) currently in earnings. No such determination had been made at June 30, 2004.

WPS Power Development has an obligation to service a 200-megawatt outtake contract through December 31, 2004. WPS Power Development entered into the contract in conjunction with the acquisition of the Sunbury generating assets. At June 30, 2004, WPS Power Development hedged its obligation to service its 200-megawatt outtake contract subsequent to the date of the anticipated sale of Sunbury. The revenues from the outtake contract are $4.4 million less than the hedged cost of purchased power. This loss will be included as a component of the loss from discontinued operations in the Consolidated Statements of Income when realized. The amount of the loss is subject to change depending on the closing date of the sale.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the quarters ended June 30 are as follows:
(Millions)	2004	2003
Nonregulated revenue	$13.6	$18.9
Operating expenses	(21.0)	(25.3)
Interest expense	(1.4)	(1.9)
Loss before taxes	(8.8)	(8.3)
Income tax benefit	(3.5)	(2.5)
Discontinued operations, net of tax	$ (5.3)	$ (5.8)

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the six months ended June 30 are as follows:
(Millions)	2004	2003
Nonregulated revenue	$27.3	$40.8
Operating expenses	(38.1)	(53.0)
Interest expense	(2.8)	(3.3)
Loss before taxes	(13.6)	(15.5)
Income tax benefit	(5.3)	(4.6)
Discontinued operations, net of tax	$ (8.3)	$(10.9)

Interest expense represents the nonrecourse term loans directly related to Sunbury.

A summary of the components of the change in cash and cash equivalents related to discontinued operations recorded in the Consolidated Statements of Cash Flows for the six months ended June 30 are as follows:
(Millions)	2004	2003
Net cash operating activities	$(10.6)	$2.3
Net cash investing activities	(1.6)	(0.4)
Net cash financing activities	(1.6)	(1.3)
Change in cash and cash equivalents	$(13.8)	$0.6


NOTE 6--ACQUISITIONS AND SALES OF ASSETS

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service entered into a definitive agreement to sell its 59% ownership interest in the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewanee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in the fourth quarter of 2004. Approval has been obtained from the Federal Trade Commission, the Iowa Utilities Board, the Minnesota Public Utilities Commission, and the Illinois Commerce Commission, and certain approvals have been obtained from the Federal Energy Regulatory Commission. The Nuclear Regulatory Commission approved the transfer of the operating license to Dominion in June 2004. In addition, Wisconsin Public Service received a favorable private letter ruling from the Internal Revenue Service on transferring the decommissioning trust to Dominion. Approval from the Michigan Public Service Commission is expected in August. The Public Service Commission of Wisconsin is expected to rule on the transaction in fall, 2004.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of Kewaunee. The pretax fair value of the non-qualified decommissioning trust's assets at June 30, 2004 was $119.0 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a pretax fair value of $240.6 million at June 30, 2004. Wisconsin Public Service has requested deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, Wisconsin Public Service anticipates most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be returned to customers under future rate orders. As of June 30, 2004, Wisconsin Public Service's share of the carrying value of the assets and liabilities included within the sale agreement were as follows:

(Millions)	2004

Property, plant, and equipment, net	$412.4
Other current assets	5.6
Total assets	$418.0

Regulatory liabilities	$ (40.8)
Asset retirement obligations	353.6
Total liabilities	$312.8

The assets and liabilities disclosed above do not meet the criteria to be classified as held for sale on the Consolidated Balance Sheets under the provisions of FASB Statement No. 144 due to uncertainties inherent in the regulatory approval process.

Upon the closing of the sale, Wisconsin Public Service will enter into a long-term power purchase agreement with Dominion to purchase energy and capacity virtually equivalent to the amounts that would have been received had current ownership in the Kewaunee nuclear power plant continued. The power purchase agreement, which also will require regulatory approval, will extend through 2013 when the plant's current operating license will expire. Fixed monthly payments under the power purchase agreement will approximate the expected costs of production had Wisconsin Public Service continued to own the plant. Therefore, management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for Wisconsin Public Service's customers and reduce our risk profile. In April 2004, Wisconsin Public Service entered into an exclusivity agreement with


Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion agreed to negotiate only with Wisconsin Public Service for its share of the plant output for a new power purchase agreement that would extend beyond Kewaunee's current operating license termination date. This agreement allows for the same exclusivity rights for Wisconsin Power and Light and its share of output of the plant. The exclusivity period will start on the closing date of the sale and extend through December 21, 2011.

Advantage Energy Inc.

On July 1, 2004, WPS Energy Services acquired all of the outstanding stock of Advantage Energy Inc., a New York based energy marketing company. Founded in 1997, Advantage serves approximately 8,200 residential and commercial customers with a peak load of approximately 275 megawatts. Consideration for the purchase consisted of an initial cash payment for the tangible and intangible net worth of the company and an earn-out with a maximum cap and a declining percentage to the seller over a three-year period.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources Corporation was $36.4 million at June 30, 2004, and December 31, 2003. The goodwill relates to Wisconsin Public Service's 2001 merger with Wisconsin Fuel and Light and is recorded in it's natural gas segment.

Goodwill and purchased intangible assets are included in other assets on the Consolidated Balance Sheets of WPS Resources. Information in the tables below relates to total purchased identifiable intangible assets for the years indicated (excluding assets held for sale).
(Dollars in millions)	June 30, 2004
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 6.9	$(1.3)	$5.6
Customer related	1 to 5	3.7	(3.5)	0.2
Other	1 to 30	3.3	(0.6)	2.7
Total		$13.9	$(5.4)	$8.5

(Millions)	December 31, 2003
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 7.4	$(1.1)	$6.3
Customer related	1 to 5	3.7	(3.0)	0.7
Other	1 to 30	3.3	(0.6)	2.7
Total		$14.4	$(4.7)	$9.7

Intangible asset amortization expense, in the aggregate, for the six months ended June 30, 2004 and June 30, 2003 were $0.7 million and $3.4 million, respectively.


NOTE 8--LONG-TERM DEBT
(Dollars in millions)	June 30, 2004	December 31, 2003

First mortgage bonds - Wisconsin Public Service
Series 6.90% 7.125%
Year Due 2013 2023
	$ 22.0 0.1	$ 22.0 50.0

Senior notes - Wisconsin Public Service
Series 6.125% 4.875% 4.80% 6.08%
Year Due 2011 2012 2013 2028
	150.0 150.0 125.0 50.0	150.0 150.0 125.0 50.0

First mortgage bonds - Upper Peninsula Power
Series 10.0% 9.32%
Year Due 2008 2021
	- 16.2	0.9 16.2

Unsecured senior notes - WPS Resources
Series 7.00% 5.375%
Year Due 2009 2012
	150.0 100.0	150.0 100.0

Term loans - nonrecourse, collateralized by nonregulated assets	84.9	87.2
Tax exempt bonds	27.0	27.0
Senior secured note	2.8	2.9
Total	878.0	931.2
Unamortized discount and premium on bonds and debt	(2.2)	(2.7)
Total long-term debt	875.8	928.5
Less current portion	(6.3)	(56.6)
Total long-term debt	$869.5	$871.9

On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

NOTE 9--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF PREFERRED STOCK TRUST

On July 30, 1998, WPSR Capital Trust I, a Delaware business trust, issued $50.0 million of trust preferred securities to the public. WPS Resources owned all of the outstanding trust common securities of the Trust, and the only asset of the Trust was $51.5 million of subordinated debentures issued by WPS Resources. The debentures were due on June 30, 2038 and bore interest at 7% per year. The terms and interest payments on the debentures corresponded to the terms and distributions on the trust preferred securities. On January 8, 2004, WPS Resources redeemed all of the subordinated debentures that were initially issued to the Trust for $51.5 million.


NOTE 10--ASSET RETIREMENT OBLIGATIONS

Legal retirement obligations, as defined by the provisions of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," identified at Wisconsin Public Service relate primarily to the final decommissioning of the Kewaunee nuclear plant. Wisconsin Public Service has a legal obligation to decommission the irradiated portions of the Kewaunee nuclear plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. The liability, calculated under the provisions of Statement No. 143, is based on several significant assumptions, including the scope of decommissioning work to be performed, the timing of the future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the Public Service Commission of Wisconsin to calculate the nuclear decommissioning liability for funding purposes. In accordance with Statement No. 71, Wisconsin Public Service established a regulatory liability to record the differences between ongoing expense recognition under Statement No. 143 and the ratemaking practices for retirement costs authorized by the Public Service Commission of Wisconsin. As of June 30, 2004, the pre-tax market value of external nuclear decommissioning trusts established for future retirement costs, authorized by the Public Service Commission of Wisconsin, was approximately $359.6 million. See Note 6, "Acquisitions and Sales of Assets," for information on the pending sale of the Kewaunee nuclear plant. We have also identified other legal retirement obligations related to utility plant assets that are not currently significant to the financial statements.

WPS Power Development has identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury generation plant. The adoption of Statement No. 143 at WPS Power Development resulted in a $0.3 million negative after-tax cumulative effect of change in accounting principle in the first quarter of 2003 related to recording a liability for the closure of this ash basin. The asset retirement obligation associated with Sunbury is recorded as a liability held for sale on the consolidated balance sheets. See Note 5, "Assets Held for Sale," for information on the pending sale of the Sunbury plant.

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.
(Millions)	Wisconsin Public Service	WPS Power Development	Total
Asset retirement obligations at December 31, 2003	$344.0	$2.1	$346.1
Accretion expense	10.0	0.1	10.1
Asset retirement obligation at June 30, 2004	$354.0	$2.2	$356.2

NOTE 11--INCOME TAXES

The provision for income taxes is based on the estimated annual effective tax rate, which differs from the federal tax rate of 35% primarily due to the effects of tax credits and state income taxes.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of June 30, 2004.

WPS Energy Services has unconditional purchase obligations related to energy supply contracts that total $1.8 billion. The majority of these obligations end by 2008 with some obligations, primarily firm transport obligations, extending from 2009 through 2012. WPS Energy Services' total obligations from 2009 through 2012 are $1.4 million. The energy supply obligations generally have offsetting energy sales contracts.


Wisconsin Public Service has obligations related to nuclear fuel, coal, purchased power, and natural gas. Nuclear fuel contracts total $46.4 million and extend through 2010. Assuming the Kewaunee nuclear power plant is sold as discussed in Note 6, "Acquisitions and Sales of Assets," these nuclear fuel contracts would be assigned to Dominion. Obligations related to coal supply and transportation extend through 2016 and total $488.1 million. Through 2015, Wisconsin Public Service has obligations totaling $365.9 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $133.3 million through 2010. Wisconsin Public Service expects to recover these costs in future customer rates. Additionally, Wisconsin Public Service has contracts to sell electricity and natural gas to customers.

WPS Power Development has entered into purchase contracts totaling $14.1 million. The majority of these contracts relate to coal purchases for the Sunbury generation plant and expire in 2004. The purchaser of Sunbury will assume any remaining terms in these contracts at the time of sale. See Note 5, "Assets Held for Sale," for more information on the pending sale.

Upper Peninsula Power has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $14.3 million and extend through 2006.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At June 30, 2004, these purchase orders totaled $490.7 million for WPS Resources and Wisconsin Public Service committed $483.6 million of the total. The majority of these commitments relate to large construction projects including the construction of the 500-megawatt coal-fired generation facility near Wausau, Wisconsin.

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

The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require Wisconsin Public Service to pay up to a maximum of $59.4 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts correspond to Wisconsin Public Service's 59% ownership in the Kewaunee nuclear power plant.

See Note 6, "Acquisitions and Sales of Assets," for information on the pending sale of the Kewaunee nuclear plant.


Clean Air Regulations

The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions began in 2003 and gradually increase to 2007. This plan affects Edgewater Unit 4, of which Wisconsin Public Service owns 31.8%. A compliance plan for this unit was initiated in 2000. The plan includes a combination of combustion optimization and emissions trading at a cost to Wisconsin Public Service of about $5 million, nearly all of which has been incurred as of June 30, 2004. The project is almost complete.

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

In 2000, 2001 and 2002, Wisconsin Power and Light Company received a similar series of United States Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin, jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company and Wisconsin Public Service). Wisconsin Power and Light Company is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light Company filed its most recent response for the Columbia facility on July 12, 2002.


Depending upon the results of the United States Environmental Protection Agency's review of the information, the United States Environmental Protection Agency may issue "notices of violation" or "findings of violation" asserting that a violation of the Clean Air Act occurred and/or seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers or close out the investigation. To date, the United States Environmental Protection Agency has not responded to the filings made by Wisconsin Public Service and Wisconsin Power and Light. In addition, under the federal Clean Air Act, citizen groups may pursue a claim. Wisconsin Public Service has received no notice of a claim from a citizen suit.

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
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002, the United States Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive. Wisconsin has proposed amending its new source review program to substantially conform with the federal regulations. The rules are anticipated to be finalized in the second half of 2004.

Mercury and Interstate Quality Rules

In June 2004, the Wisconsin Department of Natural Resources approved a final rule to control mercury emissions. Coal-fired generation plants are the primary target of this effort. The final rule will become effective if approved by the Wisconsin State Legislature. This approval may occur in the fall of 2004. According to the final rule, annual system mercury emission control will be achieved in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. If federal regulations are promulgated, we believe the state of Wisconsin will revise the Wisconsin rule to be consistent with the federal rule. Wisconsin Public Service estimates capital costs of approximately $112  million to achieve the proposed 75% reductions.

In December 2003, the United States Environmental Protection Agency proposed mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. The United States Environmental Protection Agency also proposed the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located


in 29 states, including Wisconsin. As to the mercury "maximum achievable control technology" proposal, it requires existing units burning sub-bituminous coal to achieve an annual average mercury emission rate limit of 5.8 pounds per trillion Btu on a unit-by-unit or plant-wide basis. New units must achieve an emission rate limit of 0.020 pounds per gigawatt-hour. If the proposed rule is promulgated, Wisconsin Public Service's current analysis indicates that the emission control equipment on the existing units may be sufficient to achieve the proposed limitation. New units will require additional mercury control techniques to reduce mercury emissions by 65% to 85%. As to the mercury cap and trade program, Wisconsin Public Service is studying its long-term compliance strategy to meet the targets set forth in the proposed rule. Based on the current rule proposal and current projections, Wisconsin Public Service anticipates meeting the proposed targets. Mercury control technology is still in development. Wisconsin Public Service is assessing potential mercury control technologies for application to future new coal-fired units. The proposed alternative mercury cap and trade program would require a 30% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Wisconsin Public Service estimates the cost to comply with the proposed alternative mercury cap and trade program is similar to the cost to comply with the Wisconsin rule.

As to the Clean Air Interstate Rule proposal, the proposal allows the affected states (including Wisconsin) to either require utilities located in the state to participate in an interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state. Wisconsin has not adopted a preference as to which option it would select in the event the rules become final, but the state is investigating a possible cap and trade program. The effect of the rule, if adopted, on Wisconsin Public Service's facilities is uncertain. Currently, Wisconsin Public Service is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of Wisconsin Public Service's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2010. On a preliminary basis and assuming controls or conversion are required, Wisconsin Public Service estimates capital costs of $288 million in order to meet an assumed 2010 compliance date. This estimate is based on costs of current control technology and current information regarding the proposed rule. The costs may change based on the requirements of the final rule.

WPS Power Development Generation Facilities

The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. WPS Power Development has some emission allowances for 2004 for the Sunbury facility. At June 30, 2004, 11,198 additional allowances have been purchased at market rates for the Sunbury facility. WPS Power Development estimates purchasing approximately 15,000 allowances in total, at market rates, to meet its 2004 requirements.

Columbia (Jointly Owned Generation Facility)

In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates filed a complaint in the United States Court for the Western District of Wisconsin against Wisconsin Power and Light Company and its parent, Alliant Energy Corporation, alleging violations of the federal Clean Water Act at the Columbia generating station (a facility jointly owned by Wisconsin Power and Light, Madison Gas and Electric Company and Wisconsin Public Service that is operated by Wisconsin Power and Light). The complaint seeks certain upgrades to the Columbia facility's wastewater treatment program, as well as unspecified penalties and attorney fees. In addition, the Wisconsin Department of Natural Resources has been pursuing enforcement of this same matter and referred the matter to the Wisconsin Attorney General's office. In March 2004, the Wisconsin Attorney General's office filed a civil complaint against Alliant Energy Corporation and Wisconsin Power and Light for violating the terms of the wastewater discharge permit for the Columbia generating station. In July 2004, the matter was settled. Under the


settlement agreement, the joint owners have agreed to pay a total of $150,000 in forfeitures, fees and other costs plus implement certain new operating procedures at the facility.

Other Environmental Issues

Groundwater testing at a former ash disposal site of Upper Peninsula Power indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. A liability of $1.4 million and an associated regulatory asset of $1.4 million were recorded for estimated future expenditures associated with remediation of the site. Upper Peninsula Power received an order from the Michigan Public Service Commission permitting deferral and future recovery of these costs. Upper Peninsula Power has an informal agreement, with the owner of another landfill, under which it has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next three years is $1.7 million. Upper Peninsula Power has recorded $0.3 million of this amount as its share of the liability as of June 30, 2004.

Manufactured Gas Plant Remediation

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites. As of the fall of 2003, cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc and two Sheboygan sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. Cleanup of the land portion of four sites will be addressed in the future. River sediment remains to be addressed at six sites with sediment contamination. Remedial investigation work commenced on the sediment portion of the Sheboygan site in the first quarter of 2004. Sediment removal work at the Marinette site is scheduled for the fall of 2004. Work at the other sites remains to be scheduled.

Costs of these cleanups are within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $35.6 million to $40.6 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements and the assessment of natural resource damages.

Wisconsin Public Service currently has a $35.6 million liability recorded for cleanup. Wisconsin Public Service has received $12.7 million in insurance recoveries. Wisconsin Public Service expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current Public Service Commission of Wisconsin policies, Wisconsin Public Service will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service will include long-term operation and maintenance costs associated with these sites in future rate requests.

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

The Federal Energy Regulatory Commission's Independent Board of Review issued its report in December of 2003 and concluded that the root cause of the incident was the failure of the design to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation and spillway channel, which caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug was designed for the Silver Lake reservoir by an outside engineering firm.


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

In November 2003, Upper Peninsula Power received approval from the Michigan Public Service Commission and the Federal Energy Regulatory Commission for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings. As of June 30, 2004, Upper Peninsula Power has deferred $2.8 million pretax and expensed $1.3 million pretax of costs for damages resulting from the flood. In addition, Upper Peninsula Power has recorded a $1.1 million insurance receivable at June 30, 2004. Insurance payments of $1.0 million were received during the second quarter of 2004.

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

Construction of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota, transmission line began in the first quarter of 2004.

American Transmission Company has assumed primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission to transfer ownership of the project to American Transmission Company. Wisconsin Public Service will continue to manage construction of the project and be responsible for obtaining property rights in Wisconsin necessary for the construction of the project.

WPS Resources committed to fund 50% of total project costs incurred up to $198 million. WPS Resources will receive additional equity in American Transmission Company in exchange for a portion of the project funding. During the six months ended June 30, 2004, WPS Resources invested $2.9 million in American Transmission Company, related to its agreement to fund approximately half of the Wausau to Duluth transmission line. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company and overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to fund up to $128 million for our portion of the Wausau to Duluth transmission line. Our commitment to fund this transmission line could decrease up to 50% if Minnesota Power exercises its option to fund a portion of the project.

Synthetic Fuel Production Facility

We have significantly reduced our consolidated federal income tax liability for the past four years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. In order to maximize the value of our synthetic fuel production facility, we have reduced our interest in the facility from 67% to 23% through sales to third parties. Our ability to fully utilize the Section 29 tax credits that remain available to us in connection with our remaining interest in the facility will depend on whether the amount of our federal income tax liability is sufficient to permit the use of such credits. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29. Section 29 tax credits are currently scheduled to expire at the end of 2007.  Other future tax legislation and Internal Revenue Service review may also affect the value of the tax credits and the value of our share of the facility.


We have recorded the tax benefit of approximately $90.1 million of Section 29 tax credits as reductions of income tax expense from the project's inception in June 1998 through June 30, 2004. As a result of alternative minimum tax rules, approximately $57.8 million of this tax benefit has been carried forward as a deferred tax asset as of June 30, 2004. The tax benefit recorded with respect to WPS Resources' share of tax credits from the facility is based on our expected consolidated tax liability for all open tax years including the current year, and all future years in which we expect to utilize deferred tax credits to offset our future tax liability. Reductions in our expected consolidated tax liability for any of these years could result in disallowance of previously recorded credits, and/or a change in the amount of the tax benefit deferred to future periods. A reduction in our expected consolidated tax liability for the current year may result in a reduction of the level of synthetic fuel production at the facility. A portion of future payments under one of the agreements covering the sale of a portion of our interest in the facility are contingent on the facility's continued production of synthetic fuel. Pre-tax gains approximating $7 million annually are expected to be realized through 2007 from this sell-down.

NOTE 13--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost (credit) for WPS Resources' benefit plans for the quarters ended June 30:
WPS Resources	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 5.2	$ 4.1	$2.0	$1.9
Interest cost	10.2	9.3	4.3	3.9
Expected return on plan assets	(12.3)	(11.2)	(3.1)	(2.5)
Amortization of transition (asset) obligation	-	-	0.1	0.3
Amortization of prior-service cost (credit)	1.4	1.5	(0.5)	(0.4)
Amortization of net (gain) loss	1.2	0.3	1.2	0.7
Special termination benefits	-	0.8	-	-
Net periodic benefit cost	$ 5.7	$ 4.8	$4.0	$3.9

Wisconsin Public Service's share of net periodic benefit cost (credit) for the quarters ended June 30 is included in the table below:
Wisconsin Public Service	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 4.3	$3.2	$1.8	$1.7
Interest cost	8.5	7.8	3.9	3.6
Expected return on plan assets	(11.0)	(9.9)	(3.0)	(2.5)
Amortization of transition (asset) obligation	-	-	0.1	0.3
Amortization of prior-service cost (credit)	1.3	1.3	(0.5)	(0.3)
Amortization of net (gain) loss	0.6	0.2	0.9	0.6
Net periodic benefit cost	$ 3.7	$2.6	$3.2	$3.4


The following table provides the components of net periodic benefit cost (credit) for WPS Resources' benefit plans for the six months ended June 30:
WPS Resources	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$10.3	$ 7.6	$3.9	$3.7
Interest cost	19.8	18.4	8.7	7.7
Expected return on plan assets	(22.9)	(23.3)	(5.8)	(5.3)
Amortization of transition (asset) obligation	0.1	-	0.2	0.6
Amortization of prior-service cost (credit)	2.8	2.9	(1.1)	(0.8)
Amortization of net (gain) loss	2.2	0.3	2.6	1.3
Special termination benefits	-	0.8	-	-
Net periodic benefit cost	$12.3	$ 6.7	$8.5	$7.2

Wisconsin Public Service's share of net periodic benefit cost (credit) for the six months ended June 30 is included in the table below:
Wisconsin Public Service	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 8.3	$ 6.0	$3.6	$3.4
Interest cost	16.6	15.3	7.8	7.1
Expected return on plan assets	(20.4)	(20.9)	(5.7)	(5.1)
Amortization of transition (asset) obligation	0.1	-	0.2	0.5
Amortization of prior-service cost (credit)	2.5	2.6	(0.9)	(0.5)
Amortization of net (gain) loss	1.1	0.3	2.1	1.0
Net periodic benefit cost	$ 8.2	$ 3.3	$7.1	$6.4

For the three and six months ended June 30, 2004, no contributions were made to the pension or other postretirement benefit plans. WPS Resources expects to contribute $1.6 million to its pension plans and $16.2 million to its other postretirement benefit plans in 2004.

NOTE 14--STOCK OPTION PLANS

Shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan and the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. The Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. WPS Resources accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WPS Resources had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock Based Compensation," to stock option-based employee compensation:


	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2004	2003	2004	2003

Income available for common shareholders	$4.6	$2.7	$47.2	$35.7
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.1)	(0.4)	(0.2)
Pro forma income	$4.4	$2.6	$46.8	$35.5

Basic earnings per common share
As reported	$0.12	$0.08	$1.27	$1.10
Pro forma	0.12	0.08	1.26	1.10

Diluted earnings per common share
As reported	$0.12	$0.08	$1.26	$1.09
Pro forma	0.12	0.08	1.25	1.09

NOTE 15--COMPREHENSIVE INCOME

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

	Three Months Ended June 30,
(Millions)	2004	2003
Income available for common shareholders	$4.6	$ 2.7
Cash flow hedges, net of tax of $3.4 and $(1.7)	5.1	(2.4)
Foreign currency translation, net of tax of $(0.7)	-	(1.1)
Total comprehensive income (loss)	$9.7	$(0.8)

	Six Months Ended June 30,
(Millions)	2004	2003
Income available for common shareholders	$47.2	$35.7
Cash flow hedges, net of tax of $6.2 and $1.1	9.3	1.7
Foreign currency translation, net of tax of $(0.7)	-	(1.1)
Total comprehensive income	$56.5	$36.3

The following table shows the changes to Accumulated Other Comprehensive Income from December 31, 2003 to June 30, 2004.

(Millions)	2004
December 31, 2003 balance	$(15.0)
Cash flow hedges recognized in income	(13.6)
Cash flow hedges not yet settled	22.9
June 30, 2004 balance	$ (5.7)


NOTE 16--VARIABLE INTEREST ENTITIES

The Financial Accounting Standards Board has issued Interpretation No. 46R (as revised), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The primary beneficiary is the party that absorbs the majority of the expected losses and/or receives the majority of the expected residual returns of the variable interest entity's activities.

WPS Resources adopted the provisions of Interpretation No. 46R for variable interest entities not defined as special purpose entities effective March 31, 2004. The required adoption had no impact on our consolidated financial statements, as we did not identify significant variable interests in any unconsolidated variable interest entities where we were determined to be the primary beneficiary. We have identified our equity ownership in a synthetic fuel producing facility as a variable interest in a variable interest entity. Through an affiliate of WPS Power Development, WPS Resources owns a partial interest in a synthetic fuel facility located in Kentucky and received tax credits pursuant to Section 29 of the Internal Revenue Code based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. At June 30, 2004, WPS Resources had a 23% ownership interest in the synthetic fuel facility. No other variable interests were identified. WPS Resources' maximum exposure to loss as a result of our involvement with this variable interest entity is limited to our investment in this entity, which was not significant at June 30, 2004. We were not identified as the primary beneficiary of this entity and, therefore, were not required to consolidate the synthetic fuel facility into our financial statements at June 30, 2004. The adoption of Interpretation No. 46R also included an analysis of our power purchase and sale agreements. We do not believe that any of our power purchase or sale agreements constitute significant variable interests that would lead us to consolidate entities not currently consolidated or deconsolidate any entities currently consolidated.

NOTE 17--EARNINGS PER SHARE
WPS Resources' common stock shares, $1 par value	June 30, 2004	December 31, 2003
Total shares issued, 200,000,000 shares authorized	37,236,284	36,830,556
Treasury shares	12,700	15,700
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation trust	217,816	192,880
Average cost of deferred compensation trust shares	$36.24	$33.72

Earnings per share is computed by dividing income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. Diluted earnings per share for the periods shown are calculated excluding some stock option plan shares that had an anti-dilutive effect. The number of anti-dilutive shares is immaterial for the periods ended June 30, 2004 and June 30, 2003.


The following table reconciles the computation of basic and diluted earnings per share:

Reconciliation of Earnings Per Share	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2004	2003	2004	2003
Income available to common shareholders	$4.6	$2.7	$47.2	$35.7

Basic weighted average shares	37.3	32.4	37.2	32.3
Incremental issuable shares	0.2	0.3	0.2	0.4
Diluted weighted average shares	37.5	32.7	37.4	32.7

Basic earnings per common share	$0.12	$0.08	$1.27	$1.10
Diluted earnings per common share	$0.12	$0.08	$1.26	$1.09

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
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development(1)	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended June 30, 2004
External revenues	$206.3	$ 69.5	$275.8	$ 761.7	$ 8.4	$ -	$ -	$1,045.9
Intersegment revenues	4.5	0.1	4.6	4.8	5.4	0.3	(15.1)	-
Income available for common shareholders	9.9	(0.4)	9.5	2.1	(8.2)	1.2	-	4.6

Quarter Ended June 30, 2003
External revenues	$188.8	$ 72.0	$260.8	$ 691.0	$20.1	$ -	$ -	$ 971.9
Intersegment revenues	6.2	0.2	6.4	4.3	2.8	0.3	(13.8)	-
Income available for common shareholders	5.4	(1.9)	3.5	3.3	(3.4)	(0.7)	-	2.7

Six Months Ended June 30, 2004
External revenues	$423.5	$239.0	$662.5	$1,735.4	$21.3	$ -	$ -	$2,419.2
Intersegment revenues	10.2	4.2	14.4	7.2	11.2	0.6	(33.4)	-
Income available for common shareholders	28.1	13.2	41.3	14.2	(9.2)	0.9	-	47.2

Six Months Ended June 30, 2003
External revenues	$380.8	$241.9	$622.7	$1,589.4	$41.6	$ -	$ -	$2,253.7
Intersegment revenues	15.6	3.8	19.4	10.0	4.4	0.6	(34.4)	-
Income available for common shareholders	17.8	10.7	28.5	15.4	(6.0)	(2.6)	0.4	35.7

(1) All revenue and costs of WPS Power Development's discontinued operations are combined and reported on a net basis in the Consolidated Statements of Income for all periods presented. Accordingly, the above table does not show the revenues from discontinued operations, but the loss from discontinued operations is included as a component of WPS Power Development's loss in the table. Nonregulated revenues reclassified to discontinued operations for the six months ended June 30, 2004 and June 30, 2003, were $27.3 million and $40.8 million, respectively.


Wisconsin Public Service's principal business segments are the regulated electric utility operations and the regulated gas utility operations.
Segments of Business (Millions)	Electric	Gas	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Consolidated

Quarter Ended June 30, 2004
External revenues	$190.2	$ 69.6	$259.8	$0.3	$(0.3)	$259.8
Earnings on common stock	10.0	(0.4)	9.6	2.3	-	11.9

Quarter Ended June 30, 2003
External revenues	$172.6	$ 72.2	$244.8	$0.4	$(0.4)	$244.8
Earnings on common stock	4.3	(1.9)	2.4	1.9	-	4.3

Six Months Ended June 30, 2004
External revenues	$388.6	$243.2	$631.8	$0.7	$(0.7)	$631.8
Earnings on common stock	26.6	13.2	39.8	4.6	-	44.4

Six Months Ended June 30, 2003
External revenues	$350.7	$245.7	$596.4	$0.7	$(0.6)	$596.5
Earnings on common stock	14.0	10.7	24.7	3.5	-	28.2

NOTE 19--NEW ACCOUNTING STANDARDS

FASB Staff Position Nos. FAS 106-1 and FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Signed into law in December 2003, the Act provides a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of certain retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act may impact our postretirement benefit obligations and future net periodic postretirement benefit costs; however, we are still analyzing whether the benefits provided by the plan are actuarially equivalent to Medicare Part D, and as such, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit costs reported do not reflect any amount associated with the subsidy. We will continue to monitor the new regulations and may amend the plan in order to benefit from the new legislation once we are able to determine whether benefits provided by the plan are actuarially equivalent to Medicare Part D. We will adopt the guidance prescribed by Staff Position No. FAS 106-2 in the third quarter of 2004.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company, which is exempt from the Public Utility Holding Company Act of 1935. Our wholly owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation (which is an operating entity as well as a holding company exempt from the Public Utility Holding Company Act of 1935) and Upper Peninsula Power Company. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, including WPS Energy Services, Inc. and WPS Power Development, Inc.

Our regulated and nonregulated businesses have distinct competencies and business strategies, offer differing products and services, experience a wide array of risks and challenges and are viewed uniquely by management. The Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2003 Form 10-K for WPS Resources Corporation included a discussion of these topics. There have not been significant changes to the content of the matters discussed in the above referenced section of the 2003 Form 10-K; however, certain tables have been updated and included below to reflect current information. These tables should be read in conjunction with the discussion appearing in the Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2003 Form 10-K.

The table below discloses future natural gas and electric sales volumes under contract at WPS Energy Services as of June 30, 2004. Contracts are generally one to three years in duration. WPS Energy Services expects that its ultimate sales volumes will exceed the volumes shown in the table below as it continues to seek growth opportunities. Some of the contracted amounts disclosed below may be settled financially (commodity will not physically transfer), which would result in recording revenues net of the cost of fuel, gas and purchased power.
Forward Contracted Volumes at June 30, 2004(1)	July 1, 2004 through June 30, 2005	July 1, 2005 through June 30, 2008

Wholesale sales volumes - billion cubic feet	76.2	14.1
Retail sales volumes - billion cubic feet	149.9	45.8
Total natural gas sales volumes	226.1	59.9

Wholesale sales volumes - million kilowatt-hours	4,921	1,826
Retail sales volumes - million kilowatt-hours	4,561	2,768
Total electric sales volumes	9,482	4,594

(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

For comparative purposes, future natural gas and electric sales volumes under contract at June 30, 2003 are shown below. Actual electric and natural gas sales volumes for the six months ended June 30, 2004 and 2003 are disclosed within Results of Operations - WPS Resources Corporation, below.


Forward Contracted Volumes at June 30, 2003(1)	July 1, 2003 through June 30, 2004	July 1, 2004 through June 30, 2007

Wholesale sales volumes - billion cubic feet	103.0	19.8
Retail sales volumes - billion cubic feet	110.1	54.3
Total natural gas sales volumes	213.1	74.1

Wholesale sales volumes - million kilowatt-hours	1,311	733
Retail sales volumes - million kilowatt-hours	4,967	2,635
Total electric sales volumes	6,278	3,368

(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

The table below summarizes WPS Energy Services' wholesale counterparty credit exposure, categorized by maturity date, as of June 30, 2004 (in millions):
Counterparty Rating(1)	Total Exposure(2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure with Counterparties Greater Than 10% of Total Exposure

Investment grade -- regulated utility	$ 16.7	$ 9.0	$ 7.7	$ -
Investment grade -- other	95.3	75.3	20.0	-

Non-investment grade -- regulated utility	10.6	10.6	-	-
Non-investment grade -- other	5.1	4.3	0.8	-

Non-rated -- regulated utility	-	-	-	-
Non-rated -- other	33.5	33.3	0.2	-

Total Exposure	$161.2	$132.5	$28.7	$ -

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $6.4 million at June 30, 2004; $3.2 million from non-investment grade counterparties and $3.2 million from non-rated counterparties.


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

Second Quarter 2004 Compared with Second Quarter 2003

WPS Resources Corporation Overview

WPS Resources' results of operations for the quarters ended June 30 are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2004	2003	Change

Consolidated operating revenues	$1,045.9	$971.9	7.6%
Income available for common shareholders	$4.6	$2.7	70.4%
Basic earnings per share	$0.12	$0.08	50.0%
Diluted earnings per share	$0.12	$0.08	50.0%

The increase in consolidated operating revenues for the quarter ended June 30, 2004, compared to the same quarter in 2003, was largely driven by a $71.2 million (10.2%) increase in revenues at WPS Energy Services and a $15.8 million (8.1%) increase in electric utility revenues, partially offset by a $9.1 million (39.7%) decrease in revenues at WPS Power Development. WPS Energy Services' revenues increased due to expansion of the Canadian retail natural gas business and higher physical wholesale electric volumes associated with portfolio optimization strategies. Electric utility revenues increased largely as a result of rate increases and higher sales volumes. Revenues at WPS Power Development decreased due to several plant outages during the second quarter of 2004. Revenue changes by reportable segment are discussed in more detail below.

Income available for common shareholders was $4.6 million ($0.12 basic earnings per share) for the quarter ended June 30, 2004, compared to $2.7 million ($0.08 basic earnings per share) for the same quarter in 2003. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below).
  Approved rate increases favorably impacted electric and natural gas margins at the utilities.
  Electric utility sales volumes increased in 2004 when compared to 2003 due to continued economic improvement.
  Natural gas utility throughput volumes were lower in 2004 due to warmer weather during the heating season, compared to 2003.
  WPS Energy Services' retail natural gas margin improved significantly in 2004 due to higher throughput volumes in Ohio and improved supply management.
  WPS Energy Services experienced lower wholesale natural gas volumes and margins in 2004 because of reduced structured transaction opportunities.
  Synthetic fuel related tax credits recognized were lower in 2004 when compared to 2003.
  Consolidated operating and maintenance expenses increased in 2004.
  The weighted average number of shares of WPS Resources common stock increased by 4.9 million shares for the quarter ended June 30, 2004, compared to the same quarter in 2003. The increase was largely due to issuing 4,025,000 additional shares of common stock through a public offering in November 2003. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Utility operations include the electric utility segment, consisting of the electric operations of Wisconsin Public Service and Upper Peninsula Power, and the gas utility segment comprising the natural gas operations at Wisconsin Public Service. Income available for common shareholders attributable to the electric utility segment was $9.9 million for the quarter ended June 30, 2004 compared to $5.4 million for


the quarter ended June 30, 2003. Losses attributable to the gas utility segment were ($0.4) million for the quarter ended June 30, 2004, compared to ($1.9) million for the quarter ended June 30, 2003.

Electric Utility Segment Operations
WPS Resources' Electric Utility	Second Quarter
Segment Results (Millions)	2004	2003	Change

Revenues	$210.8	$195.0	8.1%
Fuel and purchased power costs	69.7	68.1	2.3%
Margins	$141.1	$126.9	11.2%

Sales in kilowatt-hours	3,425.9	3,352.6	2.2%

Electric utility revenues increased $15.8 million (8.1%) for the quarter ended June 30, 2004, compared to the same quarter in 2003, largely due to the retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers, as summarized below.
  Effective March 21, 2003, the Public Service Commission of Wisconsin approved a retail electric rate increase of $21.4 million (3.5%).
  Effective May 11, 2003, the Federal Energy Regulatory Commission ordered a $4.1 million (21%) interim increase in wholesale electric rates, subject to refund to the extent that final rates are lower.
  Effective July 22, 2003, the Michigan Public Service Commission approved a $0.3 million (2.2%) increase in retail electric rates for Wisconsin Public Service's Michigan customers and authorized recovery of $1.0 million of increased transmission costs through the power supply cost recovery process.
  Effective January 1, 2004, the Public Service Commission of Wisconsin approved a retail electric rate increase of $59.4 million (9.3%).

Overall, electric utility sales volumes increased 2.2%, primarily due to an 18.4% increase in wholesale sales volumes at Wisconsin Public Service related to new customer contracts. In addition, electric utility sales volumes for large commercial and industrial customers increased 4.4%, reflecting continued economic improvement.

The electric utility margin increased $14.2 million (11.2%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. Largely due to the retail and wholesale electric rate increases and higher electric sales volumes, electric margins at Wisconsin Public Service increased $14.2 million (12.3%). Purchased power costs during the quarter ended June 30, 2004, were 20.6% higher (on a per unit basis) compared to the same quarter in 2003, but did not significantly impact the electric utility margin due to our ability to offset the higher purchased power costs with increased supply from our low cost generation. Even though we experienced warmer weather compared to the same quarter in 2003, weather was still considerably cooler than normal and did not significantly impact margins.

Electric utility earnings increased $4.5 million (83.3%) for the quarter ended June 30, 2004, compared to the same quarter in 2003, largely driven by the higher margins at Wisconsin Public Service, partially offset by an increase in operating and maintenance expenses (discussed below).


Gas Utility Segment Operations
WPS Resources'	Second Quarter
Gas Utility Segment Results (Millions)	2004	2003	Change

Revenues	$69.6	$72.2	(3.6%)
Purchase costs	46.3	50.3	(8.0%)
Margins	$23.3	$21.9	6.4%

Throughput in therms	150.0	163.6	(8.3%)

Gas utility revenues decreased $2.6 million (3.6%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. The lower revenue was driven by an overall 8.3% decrease in natural gas throughput volumes that was caused by warmer weather during the second quarter of 2004, compared to the same quarter in 2003. The decrease in revenues caused by lower throughput volumes, was partially offset by an authorized rate increase and a 5.7% increase in the per-unit cost of natural gas during the quarter ended June 30, 2004, compared to the same quarter in 2003. The Public Service Commission of Wisconsin issued a final order authorizing a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. Wisconsin Public Service passes changes in the total commodity cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission.

The natural gas utility margin increased $1.4 million (6.4%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. The higher natural gas utility margin is primarily due to the rate increase mentioned above.

The increased margin contributed to the $1.5 million decrease in the loss experienced by the gas utility in the second quarter of 2004.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation company. WPS Energy Services and WPS Power Development are both reportable segments.

Income available for common shareholders attributable to WPS Energy Services was $2.1 million for the quarter ended June 30, 2004, compared to $3.3 million for the same quarter in 2003. WPS Energy Services' earnings decreased $1.2 million (despite higher overall margins) due to a $3.6 million increase in operating expenses.

WPS Power Development reported an ($8.2) million net loss for the quarter ended June 30, 2004 compared to a ($3.4) million net loss for the quarter ended June 30, 2003, largely due to a $2.9 million decrease in the amount of tax credits recognized from ownership in a synthetic fuel operation, a $1.6 million increase in operating expenses related to plant outages, and a $0.9 million decrease in margins.

WPS Energy Services' Segment Operations

Total segment revenues at WPS Energy Services were $766.5 million for the quarter ended June 30, 2004, compared to $695.3 million for the same quarter in 2003. The total margin at WPS Energy Services was $17.6 million for the quarter ended June 30, 2004 compared to $15.4 million for the quarter ended June 30, 2003. WPS Energy Services' nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.


WPS Energy Services' Natural Gas Results	Second Quarter
(Millions except sales volumes)	2004	2003	Change

Nonregulated natural gas revenues	$645.8	$620.5	4.1%
Nonregulated natural gas cost of sales	638.0	616.6	3.5%
Margins	$ 7.8	$ 3.9	100.0%

Wholesale sales in billion cubic feet *	54.5	64.0	(14.8%)
Retail sales in billion cubic feet *	56.6	50.3	12.5%

* Represents gross physical volumes

WPS Energy Services' natural gas revenues increased $25.3 million for the quarter ended June 30, 2004, primarily resulting from expansion of the Canadian retail natural gas business (due to obtaining new customers) and higher commodity prices, partially offset by lower domestic sales volumes from physical wholesale transactions that were driven by a decrease in the price volatility of natural gas compared to the prior year.

Natural gas margins increased $3.9 million (100.0%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. The margin related to retail natural gas operations increased $8.5 million, as a result of higher natural gas throughput volumes in Ohio due to the addition of new customers, operational improvements, and better management of supply for the residential and small commercial customers. Natural gas margins also increased in Wisconsin due to better supply management. A $4.6 million decrease in the wholesale natural gas margin for the quarter ended June 30, 2004, compared to the same quarter in 2003 was primarily attributed to reduced structured transaction opportunities related to less variability in the price of natural gas in the second quarter of 2004 compared to the same quarter in 2003.
WPS Energy Services' Electric Results	Second Quarter
(Millions)	2004	2003	Change

Nonregulated electric revenues	$120.1	$74.1	62.1%
Nonregulated electric cost of sales	111.0	63.3	75.4%
Margins	$ 9.1	$10.8	(15.7%)

Wholesale sales in kilowatt-hours *	1,040.8	562.0	85.2%
Retail sales in kilowatt-hours *	1,597.6	1,516.6	5.3%

* Represents gross physical volumes

WPS Energy Services' electric revenues increased $46.0 million for the quarter ended June 30, 2004, primarily due to higher volumes from portfolio optimization strategies (utilized to maximize the value of WPS Power Development's merchant generation fleet and retail supply portfolios) and other wholesale transactions. WPS Energy Services first implemented the strategies to optimize the value of WPS Power Development's merchant generation fleet in the first quarter of 2004 and is able to reduce the market price risk and extract additional value from these plants and the retail supply portfolios, through the use of various financial and physical instruments (such as forward contracts and options).

WPS Energy Services' electric margin decreased $1.7 million (15.7%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. The retail electric margin decreased $2.2 million as lower margins from retail electric operations in Michigan (relating to the impact on current contracts of higher line losses as a result of a new transmission tariff in the state) were partially offset by improved retail electric results from operations in Ohio resulting from better supply management. The margin attributed to wholesale electric operations increased $0.5 million. While risks associated with power generating capacity and power sales are economically hedged, certain transactions do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from the generating capacity do not always match with the related physical and financial hedging instruments in


some reporting periods. The result can cause volatility in the reported period-by-period earnings of WPS Energy Services, however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement of the hedge transaction.

WPS Power Development's Segment Operations

All revenues and costs of WPS Power Development's discontinued operations are combined and reported on a net basis in the WPS Resources Corporation Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include revenues and cost of sales of discontinued operations, which are discussed separately within Discontinued Operations below.
WPS Power Development's	Second Quarter
Production Results (Millions)	2004	2003	Change

Nonregulated other revenues	$13.8	$22.9	(39.7%)
Nonregulated other cost of sales	8.3	16.5	(49.7%)
Margins	$ 5.5	$ 6.4	(14.1%)

WPS Power Development's revenues decreased $9.1 million (39.7%) for the quarter ended June 30, 2004, compared to the same quarter in 2003, largely due to a decrease in revenues at its Combined Locks Energy Center and its steam boiler in Oregon. The lower revenues at the Combined Locks Energy Center were due to an unplanned plant outage that commenced on March 6, 2004, and continued until May 27, 2004. The decrease in revenues from the steam boiler in Oregon was largely due to a 30-day planned outage to perform repairs on the boiler, which took place in the second quarter of 2004. The remaining decrease in revenues was primarily related to the hydroelectric plants in Maine and Canada due largely to lower capacity prices and an early end to the spring run-off, as well as an unplanned plant outage experienced at the Beaver Falls facility.

WPS Power Development's margin for the quarter ended June 30, 2004, decreased $0.9 million (14.1%) compared to the same quarter in 2003. As discussed above, this margin does not include the results of WPS Power Development's discontinued operations, which are reported separately in the Consolidated Statements of Income (Discontinued Operations are discussed below). The lower revenues experienced at the hydroelectric plants in Maine and Canada drove a $0.5 million decrease in margins at these facilities, with the remaining decrease in margins caused by the increase in the per ton cost of coal utilized in the generation process at the Niagara Falls generation facility.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations had income available for common shareholders of $1.2 million for the quarter ended June 30, 2004, compared to a loss of ($0.7) million for the same quarter in 2003. The higher earnings are largely related to a $1.5 million increase in equity earnings from American Transmission Company and Guardian Pipeline and a $0.9 million decrease in interest expense driven by the redemption of WPS Resources' trust preferred securities in the first quarter.

Operating Expenses
	Second Quarter
WPS Resources' Operating Expenses (Millions)	2004	2003	Change

Operating and maintenance expense	$132.2	$122.6	7.8%
Depreciation and decommissioning expense	26.6	26.7	-%
Taxes other than income	11.5	10.8	6.5%


Operating and maintenance expense

Operating and maintenance expense increased $9.6 million (7.8%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. Utility operating and maintenance expense increased $4.6 million for the quarter ended June 30, 2004, compared to the same quarter in 2003. Transmission costs were up $3.4 million at the utilities due primarily to an increase in transmission rates. Additionally, amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (previously deferred as regulatory assets) accounted for $1.6 million of the increase, pension and postretirement medical costs accounted for $1.3 million of the increase and higher payroll costs largely drove the remaining increase. The increases were partially offset by lower operating and maintenance costs associated with plant outages (primarily related to costs incurred in 2003 pertaining to the Kewaunee refueling outage). Operating expense at WPS Energy Services increased $3.6 million largely due to higher payroll, benefits and other costs associated with recent business expansion. Operating and maintenance expense at WPS Power Development was up $1.6 million due primarily to repair and maintenance expense incurred in conjunction with the outages at the Westwood Generation Station, the Syracuse generation facility and the Niagara Falls generation facility.

Taxes other than income

Taxes other than income increased $0.7 million (6.5%) primarily due to an increase in gross receipts taxes paid by Wisconsin Public Service as a result of higher revenues.

Other Income (Expense)
	Second Quarter
WPS Resources' Other Expense (Millions)	2004	2003	Change

Miscellaneous income	$ 6.1	$ 7.5	(18.7%)
Interest expense and distributions of preferred securities	(13.0)	(13.8)	(5.8%)
Minority interest	1.1	1.2	(8.3%)
Other expense	($5.8)	($5.1)	13.7%

Miscellaneous income

Miscellaneous income decreased $1.4 million (18.7%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. A $1.5 million increase in equity earnings from American Transmission Company and Guardian Pipeline was more than offset by a $1.6 million decrease in other income at WPS Energy Services related primarily to foreign currency transactions that occurred in 2003, a decrease in realized gains on decommissioning trust assets and lower equity earnings from Wisconsin River Power Company.

Interest expense and distributions of trust preferred securities

The $0.8 million (5.8%) decrease in interest expense and distributions of trust preferred securities is primarily the result of lower overall debt levels compared to the same quarter in the prior year.


Provision for Income Taxes

The effective tax rate was an 8.5% provision for the quarter ended June 30, 2004, compared to a 72.2% tax benefit for the quarter ended June 30, 2003. The increase in the provision for income taxes for the quarter ended June 30, 2004, compared to the same quarter in 2003 is largely related to a decrease in the amount of tax credits recognized (mostly related to synthetic fuel tax credits). Generally accepted accounting principles require our year-to-date interim effective tax rate to reflect our projected annual effective tax rate. As a result, we must estimate the effective tax rate for the year, and based upon year-to-date pre-tax earnings, raise or lower the tax expense recorded for the period to reflect the projected annual effective tax rate. Based upon our year-to-date income before taxes and projected annual effective tax rate, we were not able to recognize the benefit of $4.4 million of tax credits that were produced from our ownership interest in the synthetic fuel operation during the second quarter of 2004 (a similar adjustment was not required in the second quarter of 2003). Our ownership interest in the synthetic fuel operation resulted in the recognition of the benefit of $1.8 million of Section 29 federal tax credits as a reduction of federal income tax expense in the second quarter of 2004, compared to $4.7 million in the second quarter of 2003. Based upon projected income for the remainder of the year, we expect to recognize the remaining $4.4 million of Section 29 federal tax credits in the third and fourth quarters of 2004.

The operations of our synthetic fuel facility generate tax credits, which we use to reduce our current federal income tax liability, with any remaining tax credits increasing our alternative minimum tax credit available for future years. The cumulative amount of tax credits carried forward at June 30, 2004 relating to our interest in the synthetic fuel facility was $57.8 million. Based on a review of all known facts and circumstances, management has concluded that it is more likely than not that we will be able to use these tax credits in the future.

Discontinued Operations

On October 24, 2003, a definitive agreement was entered into for the sale of WPS Power Development's Sunbury generation plant. The sale is expected to be completed in the late summer or early fall of 2004. As a result of that agreement, the operations of the plant and certain other related assets meet the definition of discontinued operations per the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The after-tax loss from discontinued operations (Sunbury Generation Plant) was ($5.3) million for the quarter ended June 30, 2004, compared to ($5.8) million for the same period in 2003. The reduced loss was driven by a decrease in operating and maintenance expenses, partially offset by a reduction in margins. The decrease in operating and maintenance expenses resulted from decreased depreciation expense and lower repairs and maintenance expense. The decrease in depreciation expense was the result of discontinuing depreciation on those assets classified as held for sale in the fourth quarter of 2003, as required by generally accepted accounting principles. Repairs and maintenance expenses were higher in 2003 because of mechanical difficulties related to fuel delivery systems. Margins for the quarter ended June 30, 2004, were negatively impacted by an increase in the per ton cost of coal utilized to service a fixed price outtake contract and a decrease in the market price of power.


Six Months 2004 Compared with Six Months 2003

WPS Resources Corporation Overview

WPS Resources' results of operations for the six months ended June 30 are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2004	2003	Change

Consolidated operating revenues	$2,419.2	$2,253.7	7.3%
Income available for common shareholders	$47.2	$35.7	32.2%
Basic earnings per share	$1.27	$1.10	15.5%
Diluted earnings per share	$1.26	$1.09	15.6%

The $165.5 million increase in consolidated operating revenues for the six months ended June 30, 2004, compared to the same period in 2003, was largely driven by a $143.2 million (9.0%) increase in revenues at WPS Energy Services and a $37.3 million (9.4%) increase in electric utility revenues, partially offset by a $13.5 million (29.3%) decrease in revenues at WPS Power Development. WPS Energy Services' revenues increased due to expansion of the Canadian retail natural gas business and higher physical wholesale electric volumes associated with portfolio optimization strategies. Electric utility revenues increased largely as a result of rate increases and higher sales volumes. Revenues at WPS Power Development decreased as a result of several plant outages in 2004. Revenue changes by reportable segment are discussed in more detail below.

Income available for common shareholders was $47.2 million ($1.27 basic earnings per share) for the six months ended June 30, 2004, compared to $35.7 million ($1.10 basic earnings per share) for the six months ended June 30, 2003. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below).
  Timely retail electric rate relief in 2004, compared to the delay in receiving retail electric rate relief in 2003, resulted in higher margins.
  Electric utility sales volumes increased in 2004 when compared to 2003 due to continued economic improvement.
  Natural gas utility throughput volumes were lower in 2004 due to warmer weather during the heating season, compared to 2003.
  WPS Energy Services' retail natural gas margin improved significantly in 2004 due to higher throughput volumes in Ohio and improved supply management.
  WPS Energy Services experienced lower wholesale natural gas volumes and margins in 2004 because of reduced structured transaction opportunities.
  Synthetic fuel related tax credits recognized were lower in 2004 when compared to the same period in 2003.
  Consolidated operating and maintenance expenses increased in 2004.

Overview of Utility Operations

Income available for common shareholders attributable to the electric utility segment was $28.1 million for the six months ended June 30, 2004, compared to $17.8 million for the six months ended June 30, 2003. Income available for common shareholders attributable to the gas utility segment was $13.2 million for the six months ended June 30, 2004, compared to $10.7 million for the six months ended June 30, 2003.


Electric Utility Segment Operations
WPS Resources' Electric Utility	Six Months Ended June 30,
Segment Results (Millions)	2004	2003	Change

Revenues	$433.7	$396.4	9.4%
Fuel and purchased power costs	142.2	137.2	3.6%
Margins	$291.5	$259.2	12.5%

Sales in kilowatt-hours	7,062.3	6,963.6	1.4%

Electric utility revenues increased $37.3 million (9.4%) for the six months ended June 30, 2004 compared to the same period in 2003. Electric utility revenues increased largely due to the authorized retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers (as discussed above) and due to higher sales volumes. The rate increases were necessary to recover increased operating costs.

The electric utility margin increased $32.3 million (12.5%) for the six months ended June 30, 2004, compared to the same period in 2003. Electric margins at Wisconsin Public Service increased $31.9 million (13.6%) due largely to the retail and wholesale electric rate increases mentioned above and a 1.3% increase in overall electric utility sales volumes (despite unfavorable weather conditions). Warmer weather during the heating season had a small unfavorable impact on margins, while the warmer weather experienced during the cooling season compared to the prior year had no measurable impact. An increase in sales volumes of 3.6% for large commercial and industrial customers drove the increase in volumes, reflecting continued economic improvement. Higher margins attributed to authorized rate increases and increased sales volumes were partially offset by purchased power costs that were 20.6% higher (on a per unit basis) for the six months ended June 30, 2004, compared to the same period in 2003. Wisconsin Public Service purchased additional power due to an unscheduled outage at the Kewaunee nuclear power plant, which lasted for approximately two weeks in January 2004. The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs are in excess of plus or minus 2% from approved levels. An interim fuel rate order was received from the Public Service Commission of Wisconsin allowing for an $8.0 million (1.2%) annual increase in rates due largely to the increased cost of fuel and purchased power resulting from the Kewaunee nuclear power plant outage. The interim rate order was effective April 2, 2004 and, therefore, through June 30, 2004, approximately $2 million of the higher incurred purchased power costs were recovered. Under the interim fuel rate order, we expect to recover approximately $4 million over the remainder of the year.

Electric utility earnings increased $10.3 million (57.9%) for the six months ended June 30, 2004, compared to the same period in 2003, largely driven by the higher margins at Wisconsin Public Service (including the effect of timely retail electric rate relief in 2004 compared to a delay in receiving retail electric rate relief in 2003), partially offset by an increase in operating and maintenance expenses (as discussed below).

Gas Utility Segment Operations
WPS Resources'	Six Months Ended June 30,
Gas Utility Segment Results (Millions)	2004	2003	Change

Revenues	$243.2	$245.7	(1.0%)
Purchase costs	174.6	181.1	(3.6%)
Margins	$ 68.6	$ 64.6	6.2%

Throughput in therms	466.9	498.9	(6.4%)


Gas utility revenues decreased $2.5 million (1.0%) for the six months ended June 30, 2004, compared to the same period in 2003. The lower revenue was driven by an overall 6.4% decrease in natural gas throughput volumes due to warmer weather during the heating season for the six months ended June 30, 2004, compared to the same period in 2003. The decrease in revenues driven by lower throughput volumes was partially offset by an authorized rate increase (discussed above) and an increase in the per unit cost of natural gas. Natural gas prices increased 5.3% per unit for the six months ended June 30, 2004, compared to the same period in 2003.

The natural gas utility margin increased $4.0 million (6.2%) for the six months ended June 30, 2004, compared to the same period in 2003. The higher natural gas utility margin is largely due to the authorized rate increase.

The higher margin contributed to the $2.5 million (23.4%) increase in gas utility earnings for the six months ended June 30, 2004.

Overview of Nonregulated Operations

Income available for common shareholders attributable to WPS Energy Services was $14.2 million for the six months ended June 30, 2004, compared to $15.4 million for the same period in 2003. Even though one-time settlements with several counterparties having a favorable pre-tax impact of $8.4 million on margins for the six months ended June 30, 2003 did not recur in 2004, overall margins still increased $10.4 million. However, the increased margins were more than offset by a $6.0 million increase in operating expenses and the favorable after-tax cumulative effect of change in accounting principles of $3.3 million that was recorded at WPS Energy Services in the first quarter of 2003.

WPS Power Development reported a ($9.2) million net loss for the six months ended June 30, 2004 compared to a ($6.0) million net loss for the six months ended June 30, 2003, primarily related to a $2.0 million decrease in the amount of tax credits recognized from ownership in a synthetic fuel operation, a $2.8 million increase in operating and maintenance expenses due to plant outages and a $2.0 million decrease in margin, partially offset by a $2.6 million lower after-tax loss from discontinued operations.

WPS Energy Services' Segment Operations

Total segment revenues at WPS Energy Services were $1,742.6 million for the six months ended June 30, 2004, compared to $1,599.4 million for the six months ended June 30, 2003. The total margin at WPS Energy Services was $51.8 million for the six months ended June 30, 2004 compared to $41.4 million for the six months ended June 30, 2003. WPS Energy Services' nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.
WPS Energy Services' Natural Gas Results	Six Months Ended June 30,
(Millions except sales volumes)	2004	2003	Change

Nonregulated natural gas revenues	$1,481.4	$1,454.4	1.9%
Nonregulated natural gas cost of sales	1,455.8	1,433.0	1.6%
Margins	$ 25.6	$ 21.4	19.6%

Wholesale sales in billion cubic feet *	123.8	137.4	(9.9%)
Retail sales in billion cubic feet *	144.4	128.5	12.4%

* Represents gross physical volumes

WPS Energy Services' natural gas revenues increased $27.0 million, largely due to expansion of the Canadian retail natural gas business (due to obtaining new customers) and higher commodity prices, partially offset by lower sales volumes from physical wholesale transactions that resulted from a decrease in the price volatility of natural gas compared to the prior year.


Natural gas margins at WPS Energy Services increased $4.2 million (19.6%) for the six months ended June 30, 2004, compared to the same period in 2003. The margin related to retail natural gas operations increased $17.5 million, largely due to higher natural gas throughput volumes in Ohio due to the addition of new customers, operational improvements, and better management of supply for residential and small commercial customers. A $13.3 million decrease in the wholesale natural gas margin for the six months ended June 30, 2004, compared to the same period in 2003, was primarily attributed to favorable settlements of liabilities with several counterparties during the first six months of 2003 and reduced structured transaction opportunities in 2004 as a result of less variability in the price of natural gas experienced in 2004.
WPS Energy Services' Electric Results	Six Months Ended June 30,
(Millions)	2004	2003	Change

Nonregulated electric revenues	$260.0	$143.7	80.9%
Nonregulated electric cost of sales	235.1	125.0	88.1%
Margins	$ 24.9	$ 18.7	33.2%

Wholesale sales in kilowatt-hours *	2,209.4	794.3	178.2%
Retail sales in kilowatt-hours *	3,206.2	2,938.3	9.1%

* Represents gross physical volumes

WPS Energy Services' electric revenues increased $116.3 million, largely due to higher volumes from portfolio optimization strategies (utilized to maximize the value of WPS Power Development's merchant generation fleet and retail supply portfolios) and other wholesale transactions.

WPS Energy Services' electric margin increased $6.2 million (33.2%) for the six months ended June 30, 2004, compared to the same period in 2003. The margin attributed to wholesale electric operations increased $5.3 million. The higher wholesale electric margin was comprised of a $3.4 million increase driven by the portfolio optimization strategies discussed above and higher marketplace energy prices, and a $1.9 million increase related to other wholesale electric transactions. While risks associated with power generating capacity and power sales are economically hedged, certain transactions do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from the generating capacity do not always match with the related physical and financial hedging instruments in some reporting periods. The result can cause volatility in the reported period-by-period earnings of WPS Energy Services, however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement of the hedge transaction. The retail electric margin increased $0.9 million for the six months ended June 30, 2004, compared to the same period in 2003. Retail electric operations in Ohio and Michigan were the primary contributors to the increased margin, which can be attributed to better management of retail operations, greater customer load and improved supply procurement.

WPS Power Development's Segment Operations

All revenues and costs of WPS Power Development's discontinued operations are combined and reported on a net basis in the WPS Resources Corporation Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include revenues and cost of sales of discontinued operations, which are discussed separately within Discontinued Operations below.
WPS Power Development's	Six Months Ended June 30,
Production Results (Millions)	2004	2003	Change

Nonregulated other revenues	$32.5	$46.0	(29.3%)
Nonregulated other cost of sales	22.8	34.3	(33.5%)
Margins	$ 9.7	$11.7	(17.1%)


WPS Power Development's revenue decreased $13.5 million (29.3%) for the six months ended June 30, 2004, compared to the same period in 2003, largely due to a decrease in revenues from its Combined Locks Energy Center, its steam boiler in Oregon and its generation facility in Beaver Falls, New York. The lower revenues at the Combined Locks Energy Center were primarily due to decreased demand for energy by the counterparty to a power purchase agreement in place at this facility and an unplanned plant outage that commenced on March 6, 2004 and continued until May 27, 2004. The decrease in revenues from the steam boiler in Oregon was largely due to a 30-day planned outage to perform repairs on the boiler, which took place in the second quarter of 2004. The Beaver Falls facility also experienced a decrease in production compared to 2003 due to an unplanned plant outage that began in October 2003, with the facility returning to service in April 2004.

WPS Power Development's margin for the six months ended June 30, 2004, decreased $2.0 million (17.1%) compared to the same period in 2003. This margin does not include the results of WPS Power Development's discontinued operations, which are reported separately in the Consolidated Statements of Income (discontinued operations are discussed below). An increase in the per ton cost of coal utilized in the generation process at the Niagara Falls generation facility caused a $1.6 million decrease in margin at this facility. The remaining decrease was largely driven by the unplanned plant outage experienced at the Beaver Falls facility.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations had income available for common shareholders of $0.9 million for the six months ended June 30, 2004, compared to a net loss of ($2.6) million for the six months ended June 30, 2003. The higher earnings are largely related to a $3.5 million increase in equity earnings from American Transmission Company and Guardian Pipeline.

Operating Expenses
	Six Months Ended June 30,
WPS Resources' Operating Expenses (Millions)	2004	2003	Change

Operating and maintenance expense	$257.8	$236.6	9.0%
Depreciation and decommissioning expense	52.3	51.1	2.3%
Taxes other than income	23.3	21.5	8.4%

Operating and maintenance expense

Operating and maintenance expense increased $21.2 million (9.0%) for the six months ended June 30, 2004, compared to the same period in 2003. Utility operating and maintenance expense increased $12.0 million for the six months ended June 30, 2004, compared to the same period in 2003. Transmission costs were up $5.7 million at the utilities due primarily to an increase in transmission rates. Pension and postretirement medical costs incurred at the utilities increased $5.3 million. Additionally, $3.4 million of the increase was driven by amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (previously deferred as regulatory assets). The remaining increase was largely due to higher payroll costs. The increases were partially offset by lower operating and maintenance costs associated with plant outages (primarily related to costs incurred in 2003 pertaining to the Kewaunee refueling outage). Operating expense at WPS Energy Services increased $6.0 million largely due to higher payroll, benefits, and other costs associated with continued business expansion. Operating and maintenance expense at WPS Power Development was up $2.8 million as a result of repairs and maintenance expense incurred in conjunction with outages at its Beaver Falls generation facility, the Combined Locks Energy Center, and the Westwood Generation Station.


Taxes other than income

Taxes other than income increased $1.8 million (8.4%) primarily due to an increase in gross receipts taxes paid by Wisconsin Public Service as a result of higher revenues.

Other Income (Expense)
	Six Months Ended June 30,
WPS Resources' Other Expense (Millions)	2004	2003	Change

Miscellaneous income	$10.9	$ 8.9	22.5%
Interest expense and distributions of preferred securities	(26.5)	(27.8)	(4.7%)
Minority interest	1.1	2.3	(52.2%)
Other expense	($14.5)	($16.6)	(12.7%)

Miscellaneous income

Miscellaneous income increased $2.0 million (22.5%) for the six months ended June 30, 2004, compared to the same period in 2003. The increase in miscellaneous income is largely due to a $3.5 million increase in equity earnings from our investments in American Transmission Company and Guardian Pipeline. This increase was partially offset by a write-off of $1.5 million of previously deferred financing costs associated with the redemption of our trust preferred securities in the first quarter of 2004.

Minority interest

As a result of WPS Power Development's sale of an approximate 30% interest in its subsidiary, ECO Coal Pelletization #12 LLC, on December 19, 2002, a portion of losses related to the synthetic fuel operation and reported in miscellaneous income were allocated to WPS Power Development's partner and reported as a minority interest for the six months ended June 30, 2004, and 2003, respectively. The decrease in minority interest is related to the fact that WPS Power Development's partner was not allocated any production from the synthetic fuel facility in the first quarter of 2004 as the partner requested additional production in December 2003.

Provision for Income Taxes

The effective tax rate was 22.8% for the six months ended June 30, 2004, compared to 12.5% for the six months ended June 30, 2003. The increase in the effective tax rate in 2004 compared to 2003 is largely due to a 44.0% increase in income before taxes in conjunction with an 18.2% decrease in the amount of income tax credits recognized. Based upon projected annual effective taxes and year-to-date income before taxes, tax credits recognized for the six months ended June 30, 2004, were lower by $2.0 million compared to the six months ended June 30, 2003, largely due to a decrease in tax credits recognized from our ownership interest in a synthetic fuel operation (as discussed in more detail above). Our ownership interest in the synthetic fuel operation resulted in the recognition of $8.6 million of Section 29 federal tax credits as a reduction of federal income tax expense for the six months ended June 30, 2004, compared to $10.6 million for the same period in 2003.

Discontinued Operations

The after-tax loss from discontinued operations (Sunbury Generation Plant) was ($8.3) million for the six months ended June 30, 2004, compared to ($10.9) million for the same period in 2003. The reduced loss was largely driven by a $2.1 million decrease in operating and maintenance expenses, partially offset by a reduction in margins. The decrease in operating and maintenance expenses resulted from lower depreciation expense and lower repairs and maintenance expense. The decrease in depreciation expense was the result of discontinuing depreciation on those assets classified as held for sale in the fourth quarter of 2003, as required by generally accepted accounting principles. Repairs and maintenance expenses were higher in 2003 because of mechanical difficulties related to fuel delivery systems. Margins for the six months ended June 30, 2004, were negatively impacted by an increase in


the per ton cost of coal utilized to service a fixed price outtake contract and a decrease in the market price of power.

Cumulative Effect of Change in Accounting Principles

As previously reported in the 2003 Form 10-K, on January 1, 2003, WPS Resources recorded a positive after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of WPS Energy Services) to income available for common shareholders as a net result of removing from its balance sheet the mark-to-market effects of contracts that do not meet the definition of a derivative. This change in accounting resulted from the decision of the Emerging Issues Task Force to preclude mark-to-market accounting for energy contracts that are not derivatives. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.

In addition, the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," at WPS Power Development resulted in a $0.3 million negative after-tax cumulative effect of a change in accounting principle in the first quarter of 2003, related to recording a liability for the closure of an ash basin at the Sunbury generation plant.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets and borrowing capacity made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, our operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies. Currently, we believe our credit ratings are among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During the first six months of 2004, net cash provided by operating activities was $247.1 million, compared with
$104.2 million in 2003. The increase was driven by a change in working capital requirements, mainly at WPS Energy Services. The change in receivables, inventory, and payables from June 30, 2004, compared to December 31, 2003, is mostly due to normal seasonal activity in WPS Energy Services' natural gas business, as well as the unwinding of structured wholesale gas positions that had been entered into earlier in 2003. In the third and fourth quarters, WPS Energy Services injects natural gas into storage, and during the first and second quarters, withdraws gas for sale to customers. Due largely to higher than anticipated natural gas sales volumes and higher natural gas prices, WPS Energy Services' natural gas inventories increased approximately $50 million at December 31, 2003, compared to December 31, 2002. The release of the higher natural gas inventories for sale in the first six months of 2004 provided more cash to operations compared to the first six months of 2003. The increased natural gas prices also resulted in an increase in receivables at December 31, 2003. Lower gas inventories and purchases in 2004 as explained above also contributed to the increase in net cash from operating activities for the six months ended June 30, 2004, compared to the prior year period.


Investing Cash Flows

Net cash used for investing activities was $117.1 million in the first six months of 2004 compared to $88.0 million in the first six months of 2003. The increase is attributed to a $44.0 million increase in capital expenditures, mainly at the utilities, and a $19.6 million decrease in the amount received from the sale of property, plant and equipment, offset by a $26.2 million decrease in the purchase of equity investments and other acquisitions (the purchase of a one-third interest in Guardian Pipeline, LLC in May 2003), and a $5.5 million increase in the dividends received from equity method investments. The decrease in the amount received from the sale of property, plant and equipment is due to Wisconsin Public Service selling approximately $20.1 million of assets to American Transmission Company at book value related to the Wausau to Duluth transmission line in 2003.

During the first six months of 2004, WPS Resources invested an additional $10.5 million in American Transmission Company, increasing the consolidated WPS Resources ownership interest in American Transmission Company to about 20.5%. WPS Resources contributed $8.6 million of capital to ECO Coal Pelletization #12 in the first six months of 2004 compared to $7.4 million in the first six months of 2003.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 are as follows:

	Six Months Ended
(Millions)	2004	2003

Electric utility	84.1	57.5
Gas utility	26.1	9.6
WPS Energy Services	1.0	0.9
WPS Power Development	0.8	1.5
Other	1.5	-
WPS Resources consolidated	$113.5	$69.5

The higher capital expenditures at the electric utility in the first six months of 2004 compared to the first six months of 2003 is mainly due to increased capital expenditures associated with the proposed construction of a 500-megawatt coal-fired generation facility located near Wausau, Wisconsin. Gas utility capital expenditures increased primarily due to the installation of automated meter reading. Capital expenditures at WPS Energy Services and WPS Power Development were not significant.

As part of its regulated utility operations, on September 26, 2003, Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to construct a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains), assuming the Public Service Commission of Wisconsin allows a current return on construction costs. As of June 30, 2004, Wisconsin Public Service has incurred a total cost of $27.8 million related to this project. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $41 million to fund construction of the transmission facilities required to support the generation facility through the date the generation facility goes into service. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs when the generation facility becomes commercially operational.

On February 11, 2004, the Public Service Commission of Wisconsin determined Wisconsin Public Service's application is "complete." The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources have 180 days from that date to make a decision on the project. However, a 180-day extension of time to take final action on the Certificate of Public Convenience and Necessity application was issued by the Dane County Circuit Court on May 17, 2004. The Commission


has issued a declaratory order granting Wisconsin Public Service assurance of recovery of its reasonable "pre-certification" costs in the event that Weston 4 is not constructed, and authorizing it to defer a current return on Construction Work in Progress at its overall authorized cost of capital until a future rate proceeding.

On July 2, 2004, the Wisconsin Department of Natural Resources and the Public Service Commission of Wisconsin issued the WPS Weston Unit 4 Power Plant Final Environmental Impact Statement. Technical hearings on the Certificate of Public Convenience and Necessity request were held August 3, 2004, through August 5, 2004, with public hearings to be held on August 10, 2004. The Wisconsin Department of Natural Resources determined that the north site air permit application was complete on May 28, 2004 and that the south site application was complete on July 3, 2004. The draft permits have been released and a public hearing on both permit applications has been scheduled (per Wisconsin Public Service's request) on August 12, 2004. The final order is expected in early October 2004. A more detailed discussion of the generation facility is included in our 2003 Form 10-K.

Financing Cash Flows

Net cash used for financing activities was $100.6 million in the six months ended June 30, 2004 compared to $5.8 million in the six months ended 2003. The $94.8 million increase in cash used in financing activities in the first six months of 2004 is mainly due to the repayment of short-term and long-term debt. The proceeds from an issuance of common stock at WPS Resources and sale of long-term debt at Wisconsin Public Service in late 2003 were used to pay down debt.

Significant Financing Activities

As of June 30, 2004, both WPS Resources and Wisconsin Public Service were in compliance with the covenants under their lines of credit and other debt obligations.

WPS Resources had $58.0 million in outstanding commercial paper borrowings at June 30, 2004, compared to $92.0 million of outstanding commercial paper borrowings at June 30, 2003. WPS Resources had outstanding short-term debt of $68.0 million and $105.5 million as of June 30, 2004, and June 30, 2003, respectively.

In 2004, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $16.3 million and $17.5 million in the first six months of 2004 and 2003, respectively. WPS Resources did not repurchase any existing common stock in the first half of 2004, but repurchased $0.8 million during the first six months of 2003.

On January 8, 2004, WPS Resources retired $50.0 million of its 7.0% trust preferred securities. As a result of this transaction, WPSR Capital Trust I, a Delaware business trust, was dissolved.

On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

Wisconsin Public Service used short-term debt to retire $50.0 million of its 6.8% first mortgage bonds on February 1, 2003, that had reached maturity.

In March 2003, Upper Peninsula Power retired $15.0 million of 7.94% first mortgage bonds that had reached maturity.

Wisconsin Public Service retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003.

Wisconsin Public Service filed a shelf registration with the Securities and Exchange Commission that became effective in May 2004 for $350 million, which will allow them to issue debt based on business needs.


Credit Ratings

WPS Resources uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements. We also periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We may seek nonrecourse financing to fund nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
WPS Resources Corporation Senior unsecured debt Commercial paper Credit line syndication	A A-1 -	A1 P-1 A1
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa2 A2 P-1 Aa3

The above ratings were unchanged since December 31, 2003. We believe these ratings continue to be among the best in the energy industry, and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative measures are more subjective.

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

WPS Energy Services maintains underlying agreements to support its electric and natural gas trading operations. In the event of a deterioration of WPS Resources' credit rating, many of these agreements allow the counterparty to demand additional assurance of payment. This provision could pertain to existing business, new business, or both with the counterparty. The additional assurance requirements could be met with letters of credit, surety bonds, or cash deposits and would likely result in WPS Resources being required to maintain increased bank lines of credit or incur additional expenses, and could restrict the amount of business WPS Energy Services can conduct.

WPS Energy Services uses the NYMEX and over-the-counter financial markets to hedge its exposure to physical customer obligations. These hedges are closely correlated to the customer contracts, but price movements on the hedge contracts may require financial backing. Certain movements in price for


contracts through the NYMEX exchange require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counterparty to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of June 30, 2004 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,345.2	$ 28.6	$ 118.2	$119.4	$1,079.0
Operating leases	19.7	4.8	5.4	3.5	6.0
Commodity purchase obligations	2,886.1	1,168.8	1,114.2	222.9	380.2
Purchase orders	490.7	217.9	221.7	51.0	0.1
Capital contributions to equity method investment	206.5	47.3	96.4	62.8	-
Other	139.1	20.6	115.6	0.9	2.0
Total contractual cash obligations	$5,087.3	$1,488.0	$1,671.5	$460.5	$1,467.3

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. Energy supply contracts at WPS Energy Services included as part of commodity purchase obligations generally have offsetting energy sales contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations. Capital contributions to equity method investment include our commitment to fund a portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. Other mainly represents expected pension and postretirement funding obligations in 2004, 2005, and 2006.

Included within the table above, are commitments totaling $244.3 million related to a June 28, 2002, purchase power agreement between Wisconsin Public Service and Fox Energy Company, LLC (a subsidiary of Calpine Corporation). On July 19, 2004, an agreement with Fox Energy Company, LLC was signed amending the June 28, 2002, agreement and approximately doubling the committed amount of energy to approximately 470 megawatts each year through May 31, 2016.

Capital Requirements

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures are expected to be approximately $1.3 billion in the aggregate for the 2004 through 2006 period (upon the closing of the sale of the Kewaunee nuclear power plant, expenditures would decrease approximately $50.0 million during this period). The largest of these expenditures is for the construction of the 500-megawatt coal-fired generation facility near Wausau, Wisconsin, in which Wisconsin Public Service is expected to incur costs of $609 million between 2004 and 2006 assuming 100% ownership. Other significant anticipated expenditures during this three-year period include:

  mercury and pollution control projects - $82 million
  corporate services infrastructures - $38 million


  nuclear fuel - $37 million
  automated meter reading - $31 million

Other capital requirements for the three-year period include a potential contribution of $2.5 million to the Kewaunee nuclear power plant decommissioning trust fund (depending on the sale of the Kewaunee assets).

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to American Transmission Company. WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in American Transmission Company. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments, and American Transmission Company's management and overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to make capital contributions of up to $128 million for our portion of the Wausau to Duluth transmission line. In exchange, we will receive increased ownership in American Transmission Company. Our commitment to fund this transmission line could decrease up to 50% if Minnesota Power exercises its option to fund a portion of the project.

WPS Resources expects to provide additional capital contributions to American Transmission Company of approximately $36 million for the period 2004 through 2006, for other projects.

Upper Peninsula Power is expected to incur construction expenditures of about $45 million in the aggregate for the period 2004 through 2006, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

Capital expenditures identified at WPS Power Development for 2004 are expected to be approximately $5 million, including $2.6 million at the Sunbury facility, which will be reimbursed by Duquesne Light Holdings if the sale of Sunbury is consummated (see Note 5 in Notes to WPS Resources Consolidated Financial Statements, Assets Held for Sale, for a more detailed discussion on the sale of the Sunbury facility).

Capital expenditures identified at WPS Energy Services for 2004 through 2006 are expected to be approximately $13.6 million, largely due to the acquisition of Advantage Energy.

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


WPS Resources has the ability to issue up to an additional $176.9 million of debt or equity under its currently effective shelf registration statement. Wisconsin Public Service has the ability to issue up to an additional $375.0 million of debt under its currently effective shelf registration statements.

WPS Resources and Wisconsin Public Service have 364-day credit line syndications for $225.0 million and $115.0 million, respectively, which will expire in August, 2004. Management expects both credit line syndications to be renewed prior to their expiration date for an additional 364 days. The credit lines are used to back 100% of WPS Resources' and Wisconsin Public Service's commercial paper borrowing programs and letters of credit for WPS Resources. As of June 30, 2004, there was a total of $256.3 million available under the lines of credit, net of $25.7 million of letters of credit.

In 2003, WPS Resources announced the sale of WPS Power Development's Sunbury generation plant and Wisconsin Public Service announced the sale of its portion of the Kewaunee nuclear power plant. Both of these sales are expected to close in 2004. A portion of the proceeds related to the Sunbury sale may be used to pay the non-recourse debt related to the plant. A portion of the proceeds related to the Kewaunee sale may be used to retire debt at Wisconsin Public Service. The remainder of the proceeds from both the Sunbury and Kewaunee sales will be used by WPS Resources for investing activities and general corporate purposes of its subsidiaries, including reducing the amount of outstanding debt. For more information regarding the Sunbury and Kewaunee sales, see the discussion below.

Other Future Considerations

Sunbury Generation Plant

WPS Resources made capital contributions of $23.0 million to Sunbury during the first six months of 2004 and $1.5 million in July 2004 to compensate for the impact of lower capacity revenues, as well as adjustments to Sunbury's operating plan. These funds have been used to cover operating losses, make principal and interest payments, and purchase emission allowances. For 2004, WPS Resources' Board of Directors has granted authorization to contribute up to $24.5 million of capital to Sunbury. Management believes no additional capital contributions to Sunbury will be required through the date of the expected sale.

On October 24, 2003, WPS Power Development entered into a definitive agreement to sell its Sunbury generation plant to a subsidiary of Duquesne Light Holdings for approximately $120 million, subject to certain working capital adjustments and regulatory approval. See Note 5 in Notes to WPS Resources Consolidated Financial Statements, Assets Held for Sale, for more information.

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service and Wisconsin Power and Light Company entered into a definitive agreement to sell the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. Wisconsin Public Service is a 59% owner of the Kewaunee nuclear power plant. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in the fourth quarter of 2004. Approval has already been obtained from the Federal Trade Commission, the Iowa Utilities Board, the Minnesota Public Utilities Commission, and the Illinois Commerce Commission, and certain approvals have been obtained from the Federal Energy Regulatory Commission. The Nuclear Regulatory Commission approved the transfer of the operating license to Dominion in June 2004. In addition, Wisconsin Public Service received a favorable private letter ruling from the Internal Revenue Service on transferring the decommissioning trust to Dominion. Approval from the Michigan Public Service Commission is expected in August. The Public Service Commission of Wisconsin is expected to rule on the transaction in fall 2004.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected


to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of the Kewaunee nuclear power plant. The pretax fair value of the non-qualified decommissioning trust's assets at June 30, 2004 was $119.0 million. Dominion will assume responsibility for the eventual decommissioning of the Kewaunee nuclear power plant and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a pretax fair value of $240.6 million at June 30, 2004. Wisconsin Public Service has requested deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets are expected to be returned to customers under future rate orders.

Advantage Energy Inc.

On July 1, 2004, WPS Energy Services acquired all of the outstanding stock of Advantage Energy Inc., a New York based energy marketing company. Founded in 1997, Advantage serves approximately 8,200 residential and commercial customers with a peak annual load of approximately 275 megawatts. Consideration for the purchase consisted of an initial cash payment for the tangible and intangible net worth of the company and an earn-out with a maximum cap and a declining percentage to the seller over a three-year period.

Regulatory

As a result of the Kewaunee nuclear power plant unplanned outage, which lasted approximately two weeks in January 2004, and other fuel cost and purchased power increases expected in 2004, Wisconsin Public Service received an interim fuel rate order from the Public Service Commission of Wisconsin allowing for an $8.0 million (1.2%) annual increase in rates that went into effect April 2, 2004. These rates are subject to refund pending Public Service Commission of Wisconsin approval or if Wisconsin Public Service earns more than its allowed return on equity.

On April 1, 2004, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for an 8.6% increase in retail electric rates ($69.4 million in revenues) and a 4.5% increase in natural gas rates ($18.2 million in revenues), both to be effective January 1, 2005. The retail electric rate increase is primarily driven by increased costs related to fuel and purchased power, construction of Weston 4, benefit costs, and transmission service from Midwest Independent System Operator. The natural gas rate increase is primarily related to increases in benefit costs and the cost of distribution system improvements. Hearings on Wisconsin Public Service's application are scheduled for September 2004. Wisconsin Public Service expects to have an order from the Public Service Commission of Wisconsin establishing 2005 rates by year-end.

On March 31, 2004, Upper Peninsula Power Company submitted an application to the Michigan Public Service Commission to collect $5.2 million for increased power supply costs in 2003. Upper Peninsula Power is requesting to recover these costs beginning in the fourth quarter 2004 through December 31, 2005. In addition, Upper Peninsula Power is requesting to defer the decision regarding recovery of $1.8 million of deferred power supply costs related to the outage of the Presque Isle Power Plant resulting from the Dead River flooding.

In May 2004, Wisconsin Public Service announced that it is planning on building a 500-megawatt base load electric plant with Alliant Energy Corporation. The planning process includes feasibility and siting studies that will determine the fuel type, technology, size, location, and operator. Based on current energy requirement studies completed by both companies, significant increases in energy demand will require that the new plant be operational by 2010. The addition of this joint plant will allow Wisconsin Public Service to ensure reliability for customers, manage financial risk, and provide earnings opportunities to shareholders.


Industry Restructuring

The Ohio Legislative Service Commission passed a Senate Bill in May 1999 instituting market-based rates and competitive retail electric services in the state with a market development period that began January 1, 2001 and was to end no later than December 31, 2005. According to the bill, electric distribution companies in Ohio were required to file electric transition plans, including the collection of transition costs during the course of the market development period. As part of the bill, during the market development period rates were frozen and a 5% discount in the generation rate on the customers' bills was realized. At the end of the market development period, the rate will be set at the wholesale market price. The Public Utility Commission of Ohio, recognizing the competitive electric market has not developed as envisioned and fearing rate shock at the end of the market development period, requested the Ohio electric distribution utilities to file rate stabilization plans covering the 2006-2008 time period. The 2006-2008 rate stabilization plans are expected to provide rate certainty, financial stability for the electric distribution utilities, and to further develop the competitive market. Since 2001, WPS Energy Services has been the supplier to approximately 100,000 residential, small commercial, and government facilities in the FirstEnergy service areas under the State of Ohio provisions for Opt-out Electric Aggregation Programs. On June 9, 2004, the Public Utilities Commission of Ohio ordered a competitive bid auction be developed and conducted and approved a modified version of the rate stabilization plan submitted by FirstEnergy. The FirstEnergy rate stabilization plan would establish electric rates consumers would pay beginning in 2006 if the auction does not produce better benefits. We believe the order by the Public Utilities Commission of Ohio does not allow adequate time for the auction process to be successful and allows for a rate stabilization charge (to be paid by customers that would elect an alternate power supplier), essentially equaling the generation transition charge that customers are currently paying, which may decrease any savings consumers would realize by selecting the alternative power supplier. WPS Energy Services has participated as an intervener in the FirstEnergy rate stabilization plan case in an effort to preserve the competitive electric business established in the FirstEnergy service areas in the 2006-2008 time period. WPS Energy Services filed an application for rehearing requesting the Public Utility Commission of Ohio to modify the order to allow for a more competitive retail market on July 9, 2004.  On August 4, 2004 the Public Utility Commission of Ohio, as a result of multiple rehearing requests, modified portions of its decision regarding the rate stabilization plan and competitive bidding process established for FirstEnergy. The results of these modifications did not significantly change the order of June 9, 2004 and did not address the issues raised by WPS Energy Services. WPS Energy Services will continue to pursue options to modify the original June 9th order to preserve the current competitive environment in Ohio.

On July 1, 2004, Senate Bills were introduced in Michigan to amend legislation enacted in June 2000, which initially established a competitive supply alternative for customers in the state's electricity market. Under current legislation, Michigan regulated utilities are able to securitize stranded costs and the Michigan Public Service Commission was provided the authority to administer the Electric Choice program to ensure interests of all stakeholders were met. Under the current Electric Choice program, WPS Energy Services, Inc., through its subsidiary Quest Energy, LLC, has established itself as a significant supplier to the industrial and commercial markets, achieving contract demand levels of approximately 900 megawatts, and annual sales volumes of 3.6 million megawatt-hours. The Senate Bills contain provisions that will substantially harm the Electric Choice market and return Michigan to a model of the regulated supply market. If the interim order and the proposed legislation are not altered, it could diminish the benefits of competitive supply for Michigan business customers. The impact on WPS Energy Services could range from maintaining Michigan business with little or no growth, to an inability to re-contract any business, leading to a possible decision by WPS Energy Services to exit Michigan's electric market and redirect resources to more vibrant markets. It is not unreasonable to expect changes that will have some level of negative impact on WPS Energy Services, but it would be unlikely that Michigan customers will lose all of the benefits of competition and revert back to a fully regulated monopoly supply. WPS Energy Services is actively participating in the legislative and regulatory process in order to protect its interests in Michigan.


GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS - WPS RESOURCES

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

At June 30, 2004, and December 31, 2003, outstanding guarantees totaled $941.0 million and $981.8 million, respectively, as follows:
WPS Resources' Outstanding Guarantees (Millions)	June 30, 2004	December 31, 2003
Guarantees of subsidiary debt	$ 27.2	$ 39.7
Guarantees supporting commodity transactions of subsidiaries	872.0	874.4
Standby letters of credit	35.7	61.1
Surety bonds	0.6	1.1
Other guarantee	5.5	5.5
Total guarantees	$941.0	$981.8

WPS Resources' Outstanding Guarantees (Million) Commitments Expiring	Total Amounts Committed At June 30, 2004	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Guarantees of subsidiary debt	$ 27.2	$ -	$ -	$ -	$27.2
Guarantees supporting commodity transactions of subsidiaries	872.0	836.2	23.8	10.7	1.3
Standby letters of credit	35.7	29.2	6.5	-	-
Surety bonds	0.6	0.6	-	-	-
Other guarantee	5.5	-	-	-	5.5
Total guarantees	$941.0	$866.0	$30.3	$10.7	$34.0

At June 30, 2004, WPS Resources had outstanding $27.2 million in corporate guarantees supporting indebtedness. Of that total, $27.0 million supports outstanding debt at one of WPS Power Development's subsidiaries. The underlying debt related to these guarantees is reflected on the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.2 billion to support the business operations of WPS Energy Services. WPS Resources primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide counterparties the assurance that WPS Energy Services will perform on its obligations and permit WPS Energy Services to operate within these markets. The amount of guarantees actually issued by WPS Resources to support the business operations at WPS Energy Services at June 30, 2004, was $842.9 million and this is reflected in the table above. The amount actually supported is dependent on the amount of outstanding business WPS Energy Services has with the counterparties


holding the guarantees at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guarantees on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

At June 30, 2004, WPS Resources had issued $23.5 million in corporate guarantees to support the business operation of WPS Power Development, which are reflected in the above table. WPS Resources issues the guarantees for indemnification obligations related to business purchase agreements and counterparties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guarantees at any point in time. WPS Resources reflects WPS Power Development's obligations supported by these parental guarantees on its consolidated balance sheet as either accounts payable or other liabilities. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $30.0 million to support business operations at WPS Power Development in addition to guarantees that have received specific Board authorizations.

Another $5.6 million of corporate guarantees support energy and transmission supply at Upper Peninsula Power and are not reflected on WPS Resources' consolidated balance sheet. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15 million to support the business operations of Upper Peninsula Power. Corporate guarantees issued in the future under the Board authorized limit may or may not be reflected on WPS Resources' consolidated balance sheet, depending on the nature of the guarantee.

At WPS Resources' request, financial institutions have issued $35.7 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At June 30, 2004, WPS Resources furnished $0.6 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

The other guarantee of $5.5 million listed in the above table was issued by Wisconsin Public Service to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the consolidated balance sheet.

See Note 16, "Variable Interest Entities" of WPS Resources' Notes to the Consolidated Financial Statements for information on the implementation of Interpretation No. 46R.


MARKET PRICE RISK MANAGEMENT ACTIVITIES - WPS RESOURCES

Market price risk management activities include the electric and gas marketing and related risk management activities of WPS Energy Services. WPS Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Derivative instruments are utilized in these operations. WPS Energy Services measures the fair value of derivative instruments (including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments) on a mark-to-market basis. The fair value of derivatives is shown as "assets or liabilities from risk management activities" in the consolidated balance sheets.

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management activities for the six months ended June 30, 2004.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2004	$13.3	$6.3	$19.6
Less - contracts realized or settled during period	(4.9)	(0.9)	(5.8)
Plus - changes in fair value of existing contracts	14.7	1.9	16.6
Other changes in fair value	-	0.2	0.2
Fair value of contracts at June 30, 2004	$23.1	$7.5	$30.6

The fair value of contracts at January 1, 2004, and June 30, 2004, reflect the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period include the value of contracts in existence at January 1, 2004, that were no longer included in the net mark-to-market assets as of June 30, 2004, and the amortization of those derivatives designated as normal purchases and sales under Statement No. 133. Changes in fair value of existing contracts include unrealized gains and losses on contracts that existed at January 1, 2004, and contracts that were entered into subsequent to January 1, 2004, which are included in WPS Energy Services' portfolio at June 30, 2004. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts. Derivative contracts are only marked to market to the extent that markets are considered highly liquid and where objective, transparent prices can be obtained. Unrealized gains and losses are reserved for transactions that do not meet this criterion. The table below shows the sources of fair value and maturity of WPS Energy Services' derivative instruments.

WPS Energy Services, Inc. Derivative Contract Aging at Fair Value As of June 30, 2004
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Prices actively quoted	$ 2.0	$0.3	-	-	$ 2.3
Prices provided by external sources	17.9	6.3	-	-	24.2
Prices based on models and other valuation methods	3.2	0.9	-	-	4.1
Total fair value	$23.1	$7.5	-	-	$30.6

"Prices actively quoted" includes NYMEX contracts. "Prices provided by external sources" includes basis swaps and over-the-counter contracts. "Prices based on models and other valuation methods" includes some retail natural gas and electric contracts, due to the volume optionality that exists in those contracts. We derive the pricing for all contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

WPS Energy Services, as a result of WPS Power Development's ownership of generating assets in New York, has acquired transmission congestion contracts, which are financial contracts, that hedge price risk between zones within the New York Independent System Operator. The contracts were marked to fair value using a combination of modeled forward prices and market quotes. The fair market value of the contracts at June 30, 2004, was $1.2 million.

WPS Energy Services employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. While risks associated with the power generating capacity and power sales are economically hedged, certain transactions do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from the generating capacity do not always match with the related physical and financial hedging instruments in some reporting period. The result can cause volatility in the reported period-by-period earnings of WPS Energy Services; however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement of the hedge transaction. At June 30, 2004, the unrealized mark-to-market gains (after reduction for valuation reserves) were $2.8 million for WPS Energy Services' wholesale electric operations and related hedges that did not qualify for cash flow hedge treatment under Statement No. 133.

WPS Energy Services is also impacted by earnings volatility associated with the natural gas storage cycle, which runs annually from April of one year to March of the next year. Injections of natural gas into inventory take place in the summer and natural gas is withdrawn in the winter months. WPS Energy Services' policy is to hedge the price risk of all purchases for storage with sales in the over-the-counter and futures markets. Current accounting rules allow for the marking-to-market of forward sales, but do not allow for the marking-to-market of the related gas inventory. This results in gains and losses that are recognized in different interim periods. We anticipate the financial impact of this timing difference will reverse by the end of the storage cycle. At December 31, 2003, there were pre-tax mark-to-market losses of $2.6 million recorded (related to the natural gas storage cycle). During the six months ended June 30, 2004, most of these losses were reversed due to withdrawal of most of the gas from inventory. At June 30, 2004, there were pre-tax mark-to-market losses of $2.3 million recorded, related to the gas storage cycle that will run from April 2004 through March 2005.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our 2003 Form 10-K are still current and that there have been no significant changes.


RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service Corporation is a regulated electric and natural gas utility as well as a holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 61.5% of revenues for the first six months of 2004, while gas operations accounted for 38.5% of revenues for the six months ended June 30, 2004.

Second Quarter 2004 Compared with Second Quarter 2003

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's results of operations for the quarters ended June 30 are shown in the following table:
Wisconsin Public Service's Results (Millions)	2004	2003	Change

Operating revenues	$259.8	$244.8	6.1%
Earnings on common stock	11.9	4.3	176.7%

Electric and gas rate increases and higher electric utility sales volumes contributed to the increase in Wisconsin Public Service's operating revenues for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. Higher revenues were partially offset by lower gas throughput volumes due to unfavorable weather conditions during the 2004 heating season, compared to the second quarter of 2003.

Earnings from electric utility operations were $10.0 million for the second quarter of 2004, compared with $4.3 million for the same quarter in 2003. As discussed in more detail below, the following factors impacted electric utility earnings for the quarter.
  Rate increases and higher sales volumes (due to continued economic improvement) resulted in higher margins for the second quarter of 2004, compared to the same quarter in 2003.
  Higher margins were partially offset by an increase in 2004 operating expenses related to higher transmission costs, amortization of costs that were previously deferred in 2003 and higher pension and post retirement costs.

The loss from gas utility operations was ($0.4) million for the second quarter of 2004, compared with ($1.9) million for the same quarter in 2003. Despite warmer weather conditions (which decreased throughput volumes) experienced during the 2004 heating season, approved rate increases resulted in a favorable margin compared with the same quarter in 2003.

Electric Utility Operations
	Second Quarter
Electric Utility Results (Millions)	2004	2003	Change

Revenues	$190.2	$172.6	10.2%
Fuel and purchased power	60.7	57.3	5.9%
Margins	$129.5	$115.3	12.3%
Sales in kilowatt-hours	3,197.9	3,131.4	2.1%

Electric utility revenues increased $17.6 million (10.2%) for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Electric utility revenues increased largely due to the retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers (see discussion within "Results of Operations - WPS Resources Corporation" above). Overall, electric utility


sales volumes also increased 2.1%, primarily due to an 18.4% increase in wholesale sales volumes related to new customer contracts. Electric utility sales volumes for large commercial and industrial customers were also 3.9% higher, reflecting continued economic improvement.

Largely due to the retail and wholesale electric rate increases and higher electric sales volumes, electric margins at Wisconsin Public Service increased $14.2 million (12.3%). Purchased power costs during the quarter ended June 30, 2004, were 20.6% higher (on a per unit basis) compared to the same quarter in 2003, but did not significantly impact the electric utility margin due to our ability to offset the higher purchased power costs with increased supply from our low cost generation. Even though we experienced warmer weather compared to the same quarter in 2003, weather was still considerably cooler than normal and did not significantly impact margins.

Gas Utility Operations
	Second Quarter
Gas Utility Results (Millions)	2004	2003	Change

Revenues	$69.6	$72.2	(3.6%)
Purchase costs	46.3	50.3	(8.0%)
Margins	$23.3	$21.9	6.4%
Throughput in therms	150.0	163.6	(8.3%)

Gas utility revenues decreased $2.6 million (3.6%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. The lower revenues were driven by an overall 8.3% decrease in natural gas throughput volumes that was caused by warmer weather during the second quarter of 2004 compared to the same quarter in 2003. The decrease in revenues caused by lower throughput volumes, was partially offset by an authorized rate increase and a 5.7% increase in the per-unit cost of natural gas during the quarter ended June 30, 2004, compared to the same quarter in 2003. The Public Service Commission of Wisconsin issued a final order authorizing a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. Wisconsin Public Service passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission.

The natural gas utility margin increased $1.4 million (6.4%) for the quarter ended June 30, 2004, compared to the same quarter in 2003. The higher natural gas utility margin is largely due to the rate increase mentioned above.

Operating Expenses
	Second Quarter
Wisconsin Public Service (Millions)	2004	2003	Change
Operating and maintenance expense	$99.5	$96.1	3.5%
Depreciation and decommissioning expense	22.9	23.0	(0.4%)

Operating and Maintenance expense

Wisconsin Public Service's operating and maintenance expenses increased $3.4 million for the quarter ended June 30, 2004, compared to the same quarter in 2003. Transmission costs were up $3.3 million due primarily to an increase in transmission rates. Additionally, amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (previously deferred as regulatory assets) accounted for $1.6 million of the increase, pension and postretirement medical costs accounted for $0.8 million of the increase, and higher payroll costs largely drove the remaining increase. The increases were partially offset by lower operating and maintenance costs associated with plant outages (primarily related to costs incurred in 2003 pertaining to the Kewaunee refueling outage).


Six Months 2004 Compared With Six Months 2003

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's results of operations for the six months ended June 30 are shown in the following table:
Wisconsin Public Service's Results (Millions)	2004	2003	Change

Operating revenues	$631.8	$596.5	5.9%
Earnings on common stock	44.4	28.2	57.4%

Electric and gas rate increases and higher electric utility sales volumes contributed to the increase in Wisconsin Public Service's operating revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Higher revenue was partially offset by lower natural gas throughput volumes attributed to unfavorable weather conditions during the heating season when compared to 2003.

Earnings from electric utility operations were $26.6 million for the six months ended June 30, 2004, compared with $14.0 million for the same period in 2003. As discussed in more detail below, the following factors impacted electric utility earnings for the six months ended June 30, 2004, compared to the same period in 2003.
  Timely retail electric rate relief in 2004, compared to the delay in receiving electric retail relief in 2003, resulted in higher margins.
  Higher electric sales volumes in 2004 attributed to improved economic conditions also contributed to higher margins.
  Higher margins in 2004 were partially offset by an increase in operating expenses related to higher transmission costs, amortization of costs that were previously deferred in 2003 and higher pension and post retirement costs.

Earnings from gas utility operations were $13.2 million for the six months ended June 30, 2004, compared with $10.7 million for the same period in 2003. Despite warmer weather conditions (which decreased throughput volumes) experienced during the 2004 heating season compared to 2003, approved rate increases resulted in a favorable margin variance.

Electric Utility Operations
	Six Months Ended June 30,
Electric Utility Results (Millions)	2004	2003	Change

Revenues	$388.6	$350.7	10.8%
Fuel and purchased power	121.7	115.7	5.2%
Margins	$266.9	$235.0	13.6%
Sales in kilowatt-hours	6,580.4	6,496.0	1.3%

Electric utility revenues increased $37.9 million (10.8%) for the six months ended June 30, 2004 compared to the same period in 2003. Electric utility revenues increased largely due to the authorized retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers (as discussed above) and due to higher sales volumes. The rate increases were necessary to recover higher operating costs.

The electric utility margin increased $31.9 million (13.6%) for the six months ended June 30, 2004, compared to the same period in 2003, due largely to the retail and wholesale electric rate increases


mentioned above and a 1.3% increase in electric utility sales volumes (despite unfavorable weather conditions). Warmer weather during the heating season had a small unfavorable impact on margins, while the warmer weather experienced during the cooling season compared to the prior year, had no measurable impact. An increase in sales volumes of 3.6% for large commercial and industrial customers drove the higher volumes, reflecting continued economic improvement. Higher margins attributed to authorized rate increases and increased sales volumes were partially offset by purchased power costs that were 20.6% higher (on a per unit basis) for the six months ended June 30, 2004, compared to the same period in 2003. Wisconsin Public Service purchased additional power due to an unscheduled outage at the Kewaunee nuclear power plant, which lasted for approximately two weeks in January 2004. An interim fuel rate order was received from the Public Service Commission of Wisconsin allowing for an $8.0 million (1.2%) annual increase in rates due largely to the increased cost of fuel and purchased power resulting from the Kewaunee nuclear power plant outage. The interim rate order was effective April 2, 2004; therefore, through June 30, 2004, approximately $2 million of the higher incurred purchased power costs were recovered. Under the interim fuel rate order, we expect to recover approximately $4 million over the remainder of the year.

Gas Utility Operations
	Six Months Ended June 30,
Gas Utility Results (Millions)	2004	2003	Change

Revenues	$243.2	$245.7	(1.0%)
Purchase costs	174.6	181.1	(3.6%)
Margins	$ 68.6	$ 64.6	6.2%
Throughput in therms	466.9	498.9	(6.4%)

Gas utility revenue decreased $2.5 million (1.0%) for the six months ended June 30, 2004, compared to the same period in 2003. The lower revenue was driven by an overall 6.4% decrease in natural gas throughput volumes due to warmer weather during the heating season for the six months ended June 30, 2004, compared to the same period in 2003. The decrease in revenue driven by lower throughput volumes was partially offset by an authorized rate increase (discussed above) and an increase in the per unit cost of natural gas. Natural gas prices increased 5.3% per unit for the six months ended June 30, 2004, compared to the same period in 2003.

The natural gas utility margin increased $4.0 million (6.2%) for the six months ended June 30, 2004, compared to the same period in 2003. The higher natural gas utility margin is largely due to the authorized rate increase.

Operating Expenses
	Six Months Ended June 30,
Wisconsin Public Service (Millions)	2004	2003	Change
Operating and maintenance expense	$194.8	$185.6	5.0%
Depreciation and decommissioning expense	44.8	43.5	3.0%


Operating and Maintenance expense

Wisconsin Public Service's operating and maintenance expenses increased $9.2 million for the six months ended June 30, 2004, compared to the same period in 2003. Transmission costs were up $5.3 million due primarily to an increase in transmission rates. Pension and postretirement medical costs increased $4.2 million. Additionally, $3.4 million of the increase was driven by amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (previously deferred as regulatory assets). The remaining increase was largely due to higher payroll costs. The increases were partially offset by lower operating and maintenance costs associated with plant outages (primarily related to costs incurred in 2003 pertaining to the Kewaunee refueling outage).

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Wisconsin Public Service believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, Wisconsin Public Service's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, Wisconsin Public Service's borrowing costs can be impacted by its short and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, we believe these ratings continue to be among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During the six months ended June 30, 2004, net cash provided by operating activities was $162.1 million, compared with $82.6 million in 2003. The increase in cash provided by operating activities was primarily due to decreased working capital requirements (primarily related to inventory and accounts payable) and improved operating results. The decrease in inventory was driven by normal seasonal activity, as natural gas is generally stored during the summer and fall and released during the heating season. Stored gas inventories were higher at December 31, 2003, compared to December 31, 2002; therefore, the release of these inventories for sale in the first half of 2004 provided more cash to operations compared to the release of stored inventories in the first half of 2003. The decrease in accounts payable is the result of normal activity and the timing of expenditures combined with an 8.4% decrease in gas purchases in the first half of 2004.

Investing Cash Flows

Net cash used for investing activities was $98.2 million in the first six months of 2004 compared to $40.6 million in 2003. The increase is primarily attributed to higher capital expenditures and $20.1 million of proceeds from the sale of property, plant and equipment in 2003.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30, 2004 and June 30, 2003 are as follows:


	Six Months Ended June 30,
(Millions)	2004	2003
Electric utility	$ 78.4	$53.6
Gas utility	26.1	9.6
Other	1.4	0.0
Consolidated	$105.9	$63.2

The increase in capital expenditures at the electric utility in the first half of 2004 as compared to the first half of 2003 is mainly due to higher capital expenditures associated with the proposed construction of a 500-megawatt coal-fired generation facility located near Wausau, Wisconsin. Gas utility capital expenditures increased primarily due to the installation of automated meter reading.

As part of its regulated utility operations, on September 26, 2003, Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to construct a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains), assuming the Public Service Commission of Wisconsin allows a current return on construction costs. As of June 30, 2004, Wisconsin Public Service has incurred a total of $27.8 million related to this project. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $41 million to fund construction of the transmission interconnection facilities required to support the generation facility through the date the generation facility goes into service. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs when the generation facility becomes commercially operational.

On February 11, 2004, the Public Service Commission of Wisconsin determined Wisconsin Public Service's application is "complete." The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources have 180 days from that date to make a decision on the project. However, a 180-day extension of time to take final action on the Certificate of Public Convenience and Necessity application was issued by the Dane County Circuit Court on May 17, 2004. The Commission has issued a declaratory order granting Wisconsin Public Service assurance of recovery of its reasonable "pre-certification" costs in the event that Weston 4 is not constructed, and authorizing it to defer a current return on Construction Work in Progress at its overall authorized cost of capital until a future rate proceeding.

On July 2, 2004, the Wisconsin Department of Natural Resources and the Public Service Commission of Wisconsin issued the WPS Weston Unit 4 Power Plant Final Environmental Impact Statement. Technical hearings on the Certificate of Public Convenience and Necessity request were held August 3, 2004, through August 5, 2004, with public hearings to be held on August 10, 2004. The Wisconsin Department of Natural Resources determined that the north site air permit application was complete on May 28, 2004 and that the south site application was complete on July 3, 2004. The draft permits have been released and a public hearing on both permit applications has been scheduled (per Wisconsin Public Service's request) on August 12, 2004. The final order is expected in early October 2004. A more detailed discussion of the generation facility is included in our 2003 Form 10-K.

Financing Cash Flows

Net cash used for financing activities was $54.4 million in the first six months of 2004 compared to cash used for financing activities of $40.2 million in the first six months of 2003. Due to strong operating cash flows in the first half of 2004, Wisconsin Public Service required fewer short-term borrowings to fund its investing activities in the first half of 2004.

Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Commission. In addition, Wisconsin Public Service's Restated


Articles of Incorporation limit the amount of common stock dividends that Wisconsin Public Service can pay to certain percentages of its prior 12-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Significant Financing Activities

As of June 30, 2004, Wisconsin Public Service was in compliance with the covenants under its line of credit and its other debt obligations.

Wisconsin Public Service had $33.0 million outstanding in commercial paper borrowings at June 30, 2004, and $67.0 million outstanding in commercial paper borrowings at June 30, 2003. At June 30, 2004, and 2003, Wisconsin Public Service had a $10.0 million short-term note that renews semi-annually and is due "on demand."

On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003, that had reached maturity.

Wisconsin Public Service retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003.

Wisconsin Public Service filed a shelf registration with the Securities and Exchange Commission that became effective in May 2004 for $350 million, which will allow them to issue debt based on business needs.

Credit Ratings

Wisconsin Public Service uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements. Wisconsin Public Service also periodically issues long-term debt, receives equity contributions from WPS Resources, and makes payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin.

The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa2 A2 P-1 Aa3

The above ratings were unchanged since December 31, 2003. We believe these ratings continue to be among the best in the energy industry, and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, regulatory risk, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative measures are more subjective.

Wisconsin Public Service holds a credit line to back 100% of its commercial paper borrowing. This credit facility is based on a credit rating of A-1+/P-1. A decrease in the commercial paper credit rating could


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

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Wisconsin Public Service, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of June 30, 2004 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$ 773.2	$ 13.5	$ 54.1	$ 54.1	$ 651.5
Operating lease obligations	14.7	4.1	3.4	2.3	4.9
Commodity purchase obligations	1033.7	104.8	341.8	208.3	378.8
Purchase orders	483.6	210.8	221.7	51.0	0.1
Other	132.0	17.8	114.2	0.0	0.0
Total contractual cash obligations	$2,437.2	$351.0	$735.2	$315.7	$1,035.3

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to Wisconsin Public Service. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of Wisconsin Public Service. Wisconsin Public Service expects to recover the cost of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations. Other mainly represents expected pension and post-retirement funding obligations in 2004, 2005, and 2006.

Capital Requirements

Refer to the Liquidity and Capital Resources section of the WPS Resources Management and Discussion Analysis for a detailed discussion of Wisconsin Public Service's capital requirements.

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

Wisconsin Public Service has the ability to issue up to an additional $375.0 million of debt under its currently effective shelf registration statements.

Wisconsin Public Service has a 364-day credit line syndication for $115.0 million which will expire in August, 2004. Management expects to renew the credit line syndication prior to its expiration date for an additional 364 days. The credit line is used to back 100% of Wisconsin Public Service's commercial paper borrowing program. As of June 30, 2004, Wisconsin Public Service has a total of $82.0 million available under its line of credit to back additional commercial paper borrowing.


In 2003, Wisconsin Public Service announced the pending sale of its portion of the Kewaunee nuclear power plant. This sale is expected to close in 2004. A portion of the proceeds related to the Kewaunee sale may be used to retire debt at Wisconsin Public Service. The remainder of the proceeds will be used for general corporate purposes, including capital requirements. For more information regarding the Kewaunee sale, see the discussion below.

Other Future Considerations

Kewaunee Nuclear Power Plant

Refer to the Liquidity and Capital Resources section of the WPS Resources' Management and Discussion Analysis for a detailed discussion of the proposed sale of Wisconsin Public Services' interest in the Kewaunee nuclear power plant.

Regulatory

As a result of the Kewaunee nuclear power plant unplanned outage which lasted for approximately two weeks in January 2004, and other expected fuel and purchased power cost increases in 2004, Wisconsin Public Service received an interim fuel rate order from the Public Service Commission allowing for an $8.0 million (1.2%) annual increase in rates that went into effect April 2, 2004. These rates will be subject to refund if Wisconsin Public Service earns more than its allowed return on equity.

On April 1, 2004, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for a 8.6% increase in Wisconsin retail electric rates and a 4.5% increase in Wisconsin retail natural gas rates. Wisconsin Public Service requested a 12.0% return on equity and anticipates an order in the fourth quarter of 2004, with new rates effective January 1, 2005.

In May 2004, Wisconsin Public Service announced that it is planning on building a 500-megawatt base load electric plant with Alliant Energy Corporation. The planning process includes feasibility and siting studies that will determine the fuel type, technology, size, location, and operator. Based on current energy requirement studies completed by both companies, significant increases in energy demand will require that the new plant be operational by 2010. The addition of this joint plant will allow Wisconsin Public Service to ensure reliability for customers, manage financial risk, and provide earnings opportunities to shareholders.

OFF BALANCE SHEET ARRANGEMENTS - WISCONSIN PUBLIC SERVICE

See WPS Resources' Management and Discussion Analysis of financial condition and results of operations for information regarding off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES - WISCONSIN PUBLIC SERVICE

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2003, are still current and that there have been no significant changes.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

WPS Resources is also exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas by one of our nonregulated subsidiaries. WPS Resources has approved processes in place to protect against this risk. The foreign currency exchange risk to WPS Resources is not significant at June 30, 2004.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2003 Form 10-K.

In the first six months of 2004, certain WPS Power Development merchant plants were under contract to WPS Energy Services. WPS Energy Services has the ability to reduce market price risk and extract additional value from these plants through the use of various financial and physical tools (including forward contracts and options). Due to the fact that a majority of WPS Power Development's risk is now essentially managed and reported through WPS Energy Services, a separate VaR amount has not been presented for WPS Power Development. WPS Energy Service's VaR amount was calculated to be $0.8 million at June 30, 2004, and at December 31, 2003.

Other than the above-mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in the 2003 Form 10-K.


Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, WPS Resources' and Wisconsin Public Service's management evaluated, with the participation of WPS Resources' and Wisconsin Public Service's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of WPS Resources' and Wisconsin Public Service's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, WPS Resources' and Wisconsin Public Service's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to WPS Resources and Wisconsin Public Service (including their consolidated subsidiaries) required to be included in their periodic Securities and Exchange Commission filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no significant changes in WPS Resources' and Wisconsin Public Service's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Quest Energy, L.L.C.

WPS Resources, WPS Energy Services and Quest have reached a settlement in the suit filed against Quest by Thomas Daly for an amount not material to the company.

Item 4. Submission of Matters to a Vote of Security Holders

At the May 13, 2004 WPS Resources Annual Meeting of Shareholders, Richard A. Bemis, Ellen Carnahan, and Robert C. Gallagher were elected to three-year terms on the Board of Directors. The vote was:
	Class A Directors - Term Expiring in 2007
	Richard A. Bemis	Ellen Carnahan	Robert C. Gallagher

Votes For	31,989,681	31,984,323	31,983,401
Votes Withheld	442,033	447,391	448,313
Shares Not Voted	4,626,918	4,626,918	4,626,918
Total Shares Outstanding	37,058,632	37,058,632	37,058,632

Election of Directors requires a plurality of the votes cast at a meeting of common stockholders at which a quorum is present.

The continuing Board members are:

Class B Directors Term Expires in 2005	Class C Directors Term Expires in 2006

Albert J. Budney, Jr. James L. Kemerling John C. Meng	Kathryn M. Hasselblad-Pascale William F. Protz, Jr. Larry L. Weyers

Shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for WPS Resources and its subsidiaries for 2004. With respect to the ratification of the selection of Deloitte & Touche LLP to act as independent auditors of WPS Resources' accounts for the year 2004 shareholders voted:

Voted	Shares
For	31,739,672
Against	397,729
Abstained	294,313
Shares Not Voted	4,626,918
Total	37,058,632


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
		12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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

		32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
		32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

	(b)	Reports on Form 8-K

A Form 8-K, dated April 21, 2004, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 9 (information provided under Item 12), WPS Resources Corporation's news release announcing its earnings for the quarter and three months ended March 31, 2004.

A Form 8-K, dated July 21, 2004, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 12, WPS Resources Corporation's news release announcing its earnings for the quarter and six months ended June 30, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: August 6, 2004	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: August 6, 2004	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004
Exhibit No.	Description

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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