Form 10-Q
period 2006-03-31
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2006-05-04
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

WPS Resources Corporation
Large Accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Wisconsin Public Service Corporation
Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

WPS Resources Corporation	Yes [ ] No [x ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION	Common stock, $1 par value, 40,306,482 shares outstanding at April 30, 2006

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at April 30, 2006
______________________________________________________________________________
______________________________________________________________________________

	CONTENTS (continue)	Page

EXHIBIT INDEX		77

12.1		WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2		Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and as such may be amended or supplemented in Item 1A of this report. Other factors include:

•
Timely completion of the purchase of the Minnesota natural gas distribution operations from Aquila, Inc. (including receipt of the required regulatory approval in Minnesota) and the successful integration of both the Michigan and Minnesota natural gas distribution operations;

•	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS Resources' regulated businesses;
•
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, changes in environmental, tax and other laws and regulations to which WPS Resources and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including manufactured gas plant site cleanup, pending EPA investigations of WPSC's generation facilities and the appeal of the decision in the contested case proceeding regarding the Weston 4 air permit;

•	Resolution of audits by the Internal Revenue Service and various state revenue agencies;
•	The effects, extent, and timing of additional competition or regulation in the markets in which our subsidiaries operate;
•	The impact of fluctuations in commodity prices, interest rates, and customer demand;
•	Available sources and costs of fuels and purchased power;
•	Ability to control costs;
•	Investment performance of employee benefit plan assets;
•	Advances in technology;
•	Effects of and changes in political, legal, and economic conditions and developments in the United States and Canada;
•	The performance of projects undertaken by nonregulated businesses and the success of efforts to invest in and develop new opportunities;
•
Potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as the acquisition of the Minnesota natural gas distribution operations from Aquila, Inc., construction of the Weston 4 power plant, and additional investment in ATC related to construction of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line);

•	The direct or indirect effect resulting from terrorist incidents, natural disasters, or responses to such events;
•	Financial market conditions and the results of financing efforts, including credit ratings and risks associated with commodity prices, interest rates, and counterparty credit;
•	Weather and other natural phenomena; and
•	The effect of accounting pronouncements issued periodically by standard-setting bodies.

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share amounts)	2006	2005

Nonregulated revenue	$1,598.9	$1,076.0
Utility revenue	439.1	410.9
Total revenues	2,038.0	1,486.9

Nonregulated cost of fuel, natural gas, and purchased power	1,502.6	1,017.9
Utility cost of fuel, natural gas, and purchased power	269.1	201.6
Operating and maintenance expense	131.2	133.3
Depreciation and decommissioning expense	24.1	29.2
Taxes other than income	13.3	12.0
Operating income	97.7	92.9

Miscellaneous income	8.5	7.7
Interest expense	(18.2)	(16.2)
Minority interest	1.2	1.0
Other expense	(8.5)	(7.5)

Income before taxes	89.2	85.4
Provision for income taxes	28.3	18.7
Net income before preferred stock dividends of subsidiary	60.9	66.7

Preferred stock dividends of subsidiary	0.8	0.8
Income available for common shareholders	$60.1	$65.9

Average shares of common stock
Basic	40.3	37.8
Diluted	40.6	38.1

Earnings per common share
Basic	$1.49	$1.74
Diluted	$1.48	$1.73

Dividends per common share declared	$0.565	$0.555

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2006	2005

Assets
Cash and cash equivalents	$22.7	$27.7
Accounts receivable - net of reserves of $11.4 and $12.7, respectively	781.8	1,005.6
Accrued unbilled revenues	122.4	151.3
Inventories	351.5	311.4
Current assets from risk management activities	728.0	906.4
Other current assets	82.4	105.4
Current assets	2,088.8	2,507.8

Property, plant, and equipment, net of reserves of $1,132.6 and $1,109.3, respectively	2,093.0	2,049.4
Regulatory assets	267.8	272.0
Long-term assets from risk management activities	215.2	226.5
Restricted cash for acquisition	314.9	-
Other	437.7	399.5
Total assets	$5,417.4	$5,455.2

Liabilities and Shareholders' Equity
Short-term debt	$645.6	$264.8
Current portion of long-term debt	4.0	4.0
Accounts payable	842.2	1,078.9
Current liabilities from risk management activities	622.9	852.8
Deferred income taxes	16.4	13.5
Other current liabilities	142.5	117.8
Current liabilities	2,273.6	2,331.8

Long-term debt	867.2	867.1
Deferred income taxes	74.2	58.8
Deferred investment tax credits	14.1	14.5
Regulatory liabilities	338.1	373.2
Environmental remediation liabilities	67.4	67.4
Pension and postretirement benefit obligations	74.2	82.1
Long-term liabilities from risk management activities	169.5	188.4
Other	117.7	116.6
Long-term liabilities	1,722.4	1,768.1

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,370.3	1,304.2
Total liabilities and shareholders' equity	$5,417.4	$5,455.2

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2006	2005
Operating Activities
Net income before preferred stock dividends of subsidiary	$60.9	$66.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	24.1	29.2
Amortization	12.3	12.2
Unrealized gain on investments	-	(2.0)
Pension and postretirement expense	12.0	12.5
Pension and postretirement funding	-	(3.0)
Deferred income taxes and investment tax credit	6.6	3.1
Unrealized (gains) losses on nonregulated energy contracts	(33.4)	0.5
Gain on sale of partial interest in synthetic fuel operation	(1.8)	(1.7)
Deferral of Kewaunee outage costs	-	(15.8)
Other	5.5	(9.9)
Changes in working capital
Receivables, net	253.2	4.9
Inventories	(58.1)	45.2
Other current assets	22.6	13.3
Accounts payable	(257.8)	(14.3)
Other current liabilities	4.7	28.7
Net cash provided by operating activities	50.8	169.6

Investing Activities
Capital expenditures	(65.8)	(60.2)
Sale of property, plant and equipment	1.2	1.1
Purchase of emission allowances	(17.6)	-
Purchase of equity investments and other acquisitions	(27.3)	(16.5)
Purchases of nuclear decommissioning trust investments	-	(4.1)
Sales of nuclear decommissioning trust investments	-	3.9
Restricted cash for acquisition	(314.9)	-
Other	0.3	(0.6)
Net cash used for investing activities	(424.1)	(76.4)

Financing Activities
Short-term debt, net	380.8	(76.8)
Repayment of long-term debt	-	(0.8)
Payment of dividends
Preferred stock	(0.8)	(0.8)
Common stock	(22.5)	(20.8)
Issuance of common stock	6.4	9.9
Other	4.4	5.2
Net cash provided by (used for) financing activities	368.3	(84.1)

Change in cash and cash equivalents	(5.0)	9.1
Cash and cash equivalents at beginning of period	27.7	40.0
Cash and cash equivalents at end of period	$22.7	$49.1

The accompanying condensed notes are an integral part of these statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2006	2005

Operating revenues
Electric	$229.4	$219.8
Gas	193.0	174.6
Total operating revenues	422.4	394.4
Operating expenses
Electric production fuels	32.1	36.8
Purchased power	79.9	32.1
Natural gas purchased for resale	148.2	128.3
Other operating expenses	67.3	80.3
Maintenance	15.1	17.9
Depreciation and decommissioning	19.8	25.1
Federal income taxes	12.1	17.0
Investment tax credit restored	(0.3)	(0.3)
State income taxes	2.8	4.1
Gross receipts tax and other	10.9	10.1
Total operating expense	387.9	351.4
Operating income	34.5	43.0
Other income and (deductions)
Allowance for equity funds used during construction	0.1	0.4
Other, net	2.8	5.0
Income taxes	(0.4)	(1.0)
Total other income	2.5	4.4
Interest expense
Interest on long-term debt	7.3	7.4
Other interest	2.7	1.7
Allowance for borrowed funds used during construction	-	(0.1)
Total interest expense	10.0	9.0
Net income	27.0	38.4
Preferred stock dividend requirements	0.8	0.8
Earnings on common stock	$26.2	$37.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2006	2005
ASSETS

Utility plant
Electric	$1,941.2	$1,915.1
Gas	553.5	548.5
Total	2,494.7	2,463.6
Less - Accumulated depreciation	999.8	979.9
Total	1,494.9	1,483.7
Construction in progress	316.9	285.0
Net utility plant	1,811.8	1,768.7

Current assets
Cash and cash equivalents	0.7	2.5
Customer and other receivables, net of reserves of $8.5 at March 31, 2006
and December 31, 2005	194.4	170.8
Receivables from related parties	7.9	3.9
Accrued unbilled revenues	58.6	78.1
Fossil fuel, at average cost	17.4	18.2
Gas in storage, at average cost	27.1	81.1
Materials and supplies, at average cost	23.6	23.8
Assets from risk management activities	12.2	29.3
Prepaid gross receipts tax	22.1	29.8
Prepayments and other	14.2	30.3
Total current assets	378.2	467.8

Regulatory assets	262.1	266.4
Goodwill	36.4	36.4
Investments and other assets	146.6	147.2
Total assets	$2,635.1	$2,686.5

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$1,002.8	$996.5
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	11.4	11.5
Long-term debt	496.2	496.1
Total capitalization	1,561.6	1,555.3

Current liabilities
Short-term debt	93.0	85.0
Accounts payable	159.4	214.6
Payables to related parties	5.3	15.6
Accrued interest and taxes	8.9	8.1
Accrued pension contribution	25.3	25.3
Accrued post retirement contribution	19.7	0.7
Other	43.1	25.0
Total current liabilities	354.7	374.3

Long-term liabilities and deferred credits
Deferred income taxes	135.5	132.5
Accumulated deferred investment tax credits	13.3	13.6
Regulatory liabilities	320.2	354.6
Environmental remediation liability	65.7	65.8
Pension and postretirement benefit obligations	72.7	80.5
Payables to related parties	16.4	17.0
Other long-term liabilities	95.0	92.9
Total long-term liabilities and deferred credits	718.8	756.9

Commitments and contingencies
Total capitalization and liabilities	$2,635.1	$2,686.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	March 31	December 31
(Millions, except share amounts)	2006	2005

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	598.1	595.8
Accumulated other comprehensive loss	(3.8)	(3.8)
Retained earnings	312.9	308.9
Total common stock equity	1,002.8	996.5

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 131,916	13.2	13.2
5.04% 29,983	3.0	3.0
5.08% 49,983	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	4.7	4.7
7.35% 2016	6.7	6.8
Total long-term debt to parent	11.4	11.5

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	0.1
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
Total	497.1	497.1
Unamortized discount and premium on bonds, net	(0.9)	(1.0)
Total	496.2	496.1
Current portion	-	-
Total long-term debt	496.2	496.1
Total capitalization	$1,561.6	$1,555.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2006	2005

Operating Activities
Net income	$27.0	$38.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	19.8	25.1
Amortization	0.4	11.1
Unrealized gain on investments	-	(2.0)
Pension and post retirement expense	9.0	9.4
Pension and post retirement funding	-	(3.0)
Deferral of Kewaunee outage costs	-	(15.8)
Other, net	2.8	0.1
Changes in -
Customer and other receivables	(20.2)	(26.3)
Accrued utility revenues	19.5	11.4
Fossil fuel inventory	1.0	(1.2)
Gas in storage	54.0	51.3
Miscellaneous assets	24.0	12.6
Accounts payable	(77.0)	(37.5)
Accrued taxes and interest	0.8	3.7
Miscellaneous current and accrued liabilities	15.2	10.0
Net cash provided by operating activities	76.3	87.3

Investing Activities
Capital expenditures	(61.3)	(57.4)
Purchases of nuclear decommissioning trust investments	-	(4.1)
Sales of nuclear decommissioning trust investments	-	3.9
Other	(1.9)	(1.2)
Net cash used for investing activities	(63.2)	(58.8)

Financing Activities
Short-term debt - net	8.0	-
Dividends to parent	(22.0)	(20.3)
Preferred stock dividends	(0.8)	(0.8)
Other	(0.1)	(0.1)
Net cash used for financing activities	(14.9)	(21.2)
Change in cash and cash equivalents	(1.8)	7.3
Cash and cash equivalents at beginning of period	2.5	3.5
Cash and cash equivalents at end of period	$0.7	$10.8

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed consolidated financial statements of WPS Resources and WPSC under the rules and regulations of the SEC. These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. These condensed financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Resources and WPSC Condensed Consolidated Statements of Cash Flows:

(Millions)	Three Months Ended March 31
WPS Resources	2006	2005
Cash paid for interest	$9.8	$8.7
Cash paid for income taxes	$5.5	$0.5

WPSC
Cash paid for interest	$6.6	$6.2
Cash paid (received) for income taxes	$1.4	$(3.0)

During the three months ended March 31, 2006, and March 31, 2005, accounts payable related to Weston 4 construction costs increased approximately $9.8 million and $33.3 million, respectively, and accordingly, were treated as non-cash investing activities.

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

The following table shows WPS Resources' assets and liabilities from risk management activities:

	Assets		Liabilities
(Millions)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Utility Segments
Commodity contracts	$9.6	$22.0	$3.7	$-
Financial transmission rights	4.2	14.5	0.4	1.8
Nonregulated Segments
Commodity and foreign currency contracts	864.4	1,058.6	747.4	971.7
Fair value hedges - commodity contracts	7.6	4.2	1.9	12.9
Cash flow hedges
Commodity contracts	53.0	33.6	35.6	50.1
Interest rate swaps	4.4	-	3.4	4.7
Total	$943.2	$1,132.9	$792.4	$1,041.2
Balance Sheet Presentation
Current	$728.0	$906.4	$622.9	$852.8
Long-term	215.2	226.5	169.5	188.4
Total	$943.2	$1,132.9	$792.4	$1,041.2

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying financial instruments.

Utility Segments

The derivatives listed in the above table as "Commodity contracts" include a limited number of electric purchase contracts at WPSC as well as financial derivative contracts (NYMEX futures) used to mitigate the market price volatility of natural gas used by WPSC for the generation of electricity. The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "Financial transmission rights". Derivative instruments at the electric utility segment are entered into in accordance with the terms of the risk management policy and plan approved by the PSCW. Changes in the fair value of derivative instruments are recognized as regulatory assets or liabilities as our regulators have allowed deferral of the mark-to-market effects of derivative instruments at the utilities. Thus, management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges under generally accepted accounting principles are primarily commodity contracts used to manage price risk associated with natural gas and electric energy purchase and sale activities and foreign currency contracts used to manage foreign currency exposure related to ESI's Canadian operations. In addition, ESI entered into a series of derivative contracts (options) covering a specified number of barrels of oil in order to manage exposure to the risk of an increase in oil prices that could result in a phase-out of Section 29/45K federal tax credits that can be recognized from ESI's investment in a synthetic fuel production facility for 2006 and 2007. See Note 10, "Commitments and Contingencies," for more information. Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was a pre-tax gain of $2.4 million for the three months ended March 31, 2006, and was not significant for the three months ended March 31, 2005. At March 31, 2006, and 2005, pre-tax mark-to-market losses of $4.9 million and

$2.8 million, related to changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness. These losses were reported directly in earnings.

Commodity contracts that are designated as cash flow hedges extend through March 2009 and are used to mitigate the risk of cash flow variability associated with the future purchases and sales of natural gas and electricity. To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes. Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was not significant for the three months ended March 31, 2006, and 2005. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled, or if it is probable that the hedged transaction will not occur. During the three months ended March 31, 2006, the amount reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions related to commodity contracts was not significant. During the three months ended March 31, 2005, we reclassified a $0.8 million after-tax gain from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions related to commodity contracts. In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that an after-tax gain of $5.9 million will be recognized in earnings as contracts are settled. We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

In the second quarter of 2005, a variable rate non-recourse debt instrument used to finance the purchase of Sunbury was restructured to a WPS Resources variable rate obligation. An interest rate swap used to fix the interest rate on the Sunbury non-recourse debt was previously designated as a cash flow hedge. As a result of the debt restructuring, the hedged transaction no longer occurred. Subsequent to the restructuring, the interest rate swap was re-designated as a cash flow hedge, along with an additional interest rate swap, to fix the interest rate on the WPS Resources obligation. The changes in the fair value of the effective portion of these swaps are included in other comprehensive income, net of deferred taxes, while the changes related to the ineffective portion are recorded in earnings. During the three months ended March 31, 2006, cash flow hedge ineffectiveness recorded in earnings related to these swaps was not significant. Amounts recorded in other comprehensive income related to these swaps will be recognized as a component of interest expense as the interest becomes due. In the next 12 months, we expect to recognize a $0.5 million pre-tax reduction to interest expense related to these swaps, assuming interest rates comparable to those at March 31, 2006. We did not exclude any components of the derivative instruments' change in fair value from the assessment of hedge effectiveness.

In the first quarter of 2006, WPS Resources entered into a forward-starting swap with a ten-year term beginning in August 2006 with a notional amount of $200 million to hedge a portion of the interest rate risk associated with the planned issuance of fixed-rate, long-term debt securities in 2006. The swap protects against the risk of changes in future interest payments resulting from changes in benchmark rates between the date of hedge inception and the date of the debt issuance. This derivative instrument qualifies for cash flow hedge treatment and is considered highly effective in hedging the benchmark interest rate risk on the forecasted debt issuance. As a result, changes in the fair value of the swap are recorded through other comprehensive income, net of taxes. The swap will be terminated when the related debt is issued, and amounts included in accumulated other comprehensive income will be reclassified into earnings as the related interest expense on the debt accrues.

NOTE 4--ACQUISITIONS AND SALES OF ASSETS

Sale of Kimball Storage Field

In April 2006, ESI sold WPS ESI Gas Storage, LLC, which owns a natural gas storage field located in the Kimball Township, St. Clair County, Michigan. ESI utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. ESI was not actively marketing this facility for sale, but believed the price being offered was above the value it would realize from continued ownership of the facility. Proceeds received in April from the sale of the Kimball natural gas storage field, stored gas, and other related assets were $19.9 million, which is expected to result in a pre-tax gain of approximately $9 million in the second quarter of 2006. The transaction is still subject to certain working capital and other post-closing adjustments.

Sale of Guardian Pipeline

On March 30, 2006, WPS Investments, LLC, a subsidiary of WPS Resources, entered into an agreement to sell its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million The transaction closed in April 2006, resulting in the recognition of a pre-tax gain of approximately $6 million in the second quarter of 2006. WPS Investments, LLC's one-third interest in Guardian Pipeline, LLC was accounted for using the equity method at March 31, 2006.

Purchase of Aquila's Michigan and Minnesota Natural Gas Distribution Operations

On September 21, 2005, WPS Resources, through wholly owned subsidiaries, entered into two definitive agreements with Aquila, Inc. (Aquila) to acquire its natural gas distribution operations in Michigan and Minnesota for approximately $558 million, exclusive of direct costs of the acquisition. The purchase price will be adjusted for certain working capital balances, including accounts receivable, unbilled revenue, inventory, and certain other current assets, and is subject to other closing and post-closing adjustments.

On April 1, 2006, WPS Resources, through its wholly owned subsidiary Michigan Gas Utilities Corporation (MGUC), completed the acquisition of the natural gas distribution operations in Michigan from Aquila. The Michigan natural gas assets provide natural gas distribution service in 147 cities and communities throughout Otsego, Grand Haven, and Monroe counties. The assets operate under a cost of service environment and are currently allowed an 11.4% return on equity on a 45% equity component of the regulatory capital structure.

WPS Resources paid total cash consideration of $314.9 million for the Michigan natural gas distribution operations, which includes estimated closing adjustments of $45.4 million related primarily to purchased working capital. The transaction was initially funded with commercial paper borrowings supported by the revolving credit agreements entered into with J.P. Morgan Chase Bank and Bank of America Securities LLC (see Note 6 "Short-Term Debt and Lines of Credit" for more information on the revolving credit agreements). WPS Resources placed $314.9 million of cash into escrow for the acquisition at March 31, 2006. Cash held in escrow is recorded as "restricted cash for acquisition" within long-term assets on the WPS Resources Condensed Consolidated Balance Sheets. Aquila took legal possession of the escrowed funds on April 1, 2006. Permanent financing for the acquisition will be issued later this year and is expected to include a combination of common equity, long-term debt instruments, and possibly other hybrid securities. The transaction will be accounted for under the purchase method of accounting in the second quarter of 2006. The final purchase price is still subject to post-closing adjustments.

The Minnesota natural gas assets provide natural gas distribution service throughout the state in 165 cities and communities including Grand Rapids, Pine City, Rochester, and Dakota County. Like Michigan, the assets also operate under a cost of service environment and are currently allowed an 11.7% return on equity on a 50% equity component of the regulatory capital structure. The transaction remains subject to approval from the Minnesota Public Utilities Commission. Assuming this approval is obtained in a timely manner, WPS Resources anticipates closing the transaction in the summer of 2006.

WPS Resources anticipates permanent financing for both the acquisitions to be raised through the issuance of a combination of equity, long-term debt, and possibly other hybrid securities.

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources was $36.8 million at March 31, 2006 and December 31, 2005. Of this amount, $36.4 million is recorded in WPSC's natural gas segment relating to its merger with Wisconsin Fuel and Light. The remaining $0.4 million of goodwill relates to ESI.

Goodwill and purchased intangible assets are included in other assets on the Condensed Consolidated Balance Sheets. Information in the tables below relates to total purchased identifiable intangible assets for the periods indicated.

(Millions)	March 31, 2006			December 31, 2005
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Emission allowances	$34.4	$(11.8)	$22.6	$41.2	$(22.2)	$19.0
Customer related	9.2	(5.0)	4.2	10.2	(5.6)	4.6
Other	5.1	(0.9)	4.2	4.2	(0.9)	3.3
Total	$48.7	$(17.7)	$31.0	$55.6	$(28.7)	$26.9

Intangible asset amortization expense, in the aggregate, for the three months ended March 31, 2006, and March 31, 2005, was $12.3 million and $0.6 million, respectively.

Amortization expense for the next five fiscal years is estimated as follows:

Estimated Future Amortization Expense (millions)
For nine months ending December 31, 2006	$21.0
For year ending December 31, 2007	1.5
For year ending December 31, 2008	1.4
For year ending December 31, 2009	1.2
For year ending December 31, 2010	1.0

NOTE 6--SHORT-TERM DEBT AND LINES OF CREDIT

WPS Resources has a syndicated $500 million five-year revolving credit facility which expires in June 2010. WPSC has a syndicated $115 million five-year revolving credit facility containing annual trigger date provisions to provide short-term borrowing flexibility and security for commercial paper outstanding.

In November 2005, WPS Resources entered into two unsecured revolving credit agreements of $557.5 million and $300 million with J.P. Morgan Chase Bank and Bank of America Securities LLC. These credit facilities are bridge facilities intended to backup commercial paper borrowings related to the purchase of the Michigan and Minnesota natural gas distribution operations from Aquila and to support purchase price adjustments related to working capital at the time of the closing of the transactions. The capacity under the bridge facilities will be reduced by the amount of proceeds from any long-term financing we complete, with the exception of proceeds received from the November 2005 equity offering. The credit agreements will be further reduced as permanent or replacement financing is secured. Under the $300 million credit agreement, loans cannot exceed the purchase price adjustments in connection with the Aquila acquisitions and no more than $200 million can be borrowed for purchase price adjustments related to the first acquisition. Under the $300 million facility, these loan commitments will be reduced by one-third 90 days after the consummation of the applicable acquisition with the remaining two-thirds due 180 days after the consummation of the applicable acquisition (or earlier if long-term financing or replacement credit agreements are executed). Both of these credit agreements mature on September 5, 2007, and have representations and covenants that are similar to those in our existing credit facilities. On March 31, 2006, in order to meet short-term financing requirements related to the acquisition of the Michigan natural gas operations from Aquila, WPS Resources issued $269.5 million of commercial paper supported by the $557.5 million credit agreement and $45.4 million of commercial paper supported by the $300 million credit agreement. See Note 4, "Acquisitions and Sales of Assets," for more information related to the purchase of Michigan natural gas distribution operations, and the anticipated purchase of the Minnesota natural gas distribution operations from Aquila.

The information in the table below relates to WPS Resources' short-term debt and lines of credit as of the time periods indicated.

(Millions)	March 31, 2006	December 31, 2005
Commercial paper outstanding	$635.6	$254.8
Average discount rate on outstanding commercial paper	4.99%	4.54%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	4.65%	4.32%
Available (unused) lines of credit	$195.4	$249.1

The commercial paper at March 31 had varying maturity dates ranging from April 3 through April 17, 2006.

The information in the table below relates to WPSC's short-term debt and lines of credit as of the time periods indicated.

(Millions)	March 31, 2006	December 31, 2005
Commercial paper outstanding	$83.0	$75.0
Average discount rate on outstanding commercial paper	4.96%	4.54%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	4.65%	4.32%
Available (unused) lines of credit	$28.2	$36.2

The commercial paper at March 31 had varying maturity dates ranging from April 14 through April 17, 2006.

NOTE 7--LONG-TERM DEBT
(Millions)		March 31, 2006	December 31, 2005

First mortgage bonds - WPSC
Series	Year Due
6.90%	2013	$22.0	$22.0
7.125%	2023	0.1	0.1

Senior notes - WPSC
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
6.08%	2028	50.0	50.0

First mortgage bonds - UPPCO
Series	Year Due
9.32%	2021	14.4	14.4

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Unsecured term loan due 2010 - WPS Resources		65.6	65.6
Term loans - non-recourse, collateralized by nonregulated assets		16.4	16.4
Tax exempt bonds		27.0	27.0
Senior secured note		2.4	2.4
Total		872.9	872.9
Unamortized discount and premium on bonds and debt		(1.7)	(1.8)
Total debt		871.2	871.1
Less current portion		(4.0)	(4.0)
Total long-term debt		$867.2	$867.1

NOTE 8--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," WPS Resources has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. The utility segments identified asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities. In accordance with SFAS No. 71, the utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and Interpretation No. 47, and the rate-making practices for retirement costs authorized by the PSCW and MPSC. Asset retirement obligations identified at ESI relate to asbestos abatement at certain generation facilities as well as closure of an ash basin located at Sunbury. The asset retirement obligations are recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets of WPS Resources and WPSC.

The following table shows all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	WPSC	UPPCO	ESI	Total
Asset retirement obligations at December 31, 2005	$7.7	$0.9	$6.3	$14.9
Accretion expense	0.1	-	0.1	0.2
Asset retirement obligations at March 31, 2006	$7.8	$0.9	$6.4	$15.1

NOTE 9--INCOME TAXES

For the three months ended March 31, 2006, and 2005, WPS Resources' and WPSC's provision for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, our interim effective tax rate reflects our projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35%, primarily due to the effects of tax credits and state income taxes.

NOTE 10--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of March 31, 2006.

ESI has unconditional purchase obligations related to energy supply contracts that total $4.9 billion. Substantially all of these obligations end by 2008, with obligations totaling $239.0 million extending from 2009 through 2016. The majority of the energy supply contracts are to meet ESI's obligations to deliver energy to its customers.

WPSC has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply and transportation extend through 2016 and total $458.6 million. Through 2016, WPSC has obligations totaling $1.4 billion for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $117.3 million through 2017. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.

UPPCO has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $45.7 million and extend through 2010.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At March 31, 2006, these purchase orders totaled $543.1 million and $513.2 million for WPS Resources and WPSC, respectively. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

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

Pulliam Air Permit Violation Lawsuit

The Sierra Club and Clean Wisconsin filed a complaint in the Eastern District of Wisconsin on October 19, 2005. The lawsuit was filed pursuant to the citizen suit provisions of the Clean Air Act. The complaint references opacity exceedances reported by the Pulliam facility located in Green Bay, Wisconsin, from 1999 through the first quarter of 2005. The notice also alleges monitoring violations from 1999 through 2004, exceedances of the Clean Air Act operating permit in 2002, exceedances of the permit issued for eight diesel generators in 2001, and exceedances of the permit for one of the combustion turbines. The lawsuit seeks penalties, injunctive relief, and costs of litigation. WPSC filed an answer to the complaint on March 6, 2006, asserting a number of affirmative defenses. The Sierra Club and Clean Wisconsin have stated a willingness to discuss the alleged violations and the parties have engaged in settlement negotiations.

Weston 4 Air Permit

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61, Wis. Stats., seeking a contested case hearing on the air permit issued for the Weston 4 generation station. On December 2, 2004, the WDNR granted the petition and forwarded the matter to the Division of Hearings and Appeals. In its petition, the Sierra Club raised legal and factual issues with the permit and with the process used by WDNR to develop the air emission limits and conditions. Certain issues were decided on summary judgment in favor of WPSC with respect to certain Sierra Club claims consistent with the rulings rendered in Wisconsin Energy's Elm Road proceeding. The contested case hearing in the matter was held during the last week of September 2005. The hearing addressed the remaining issues, which are generally related to the emission limits specified in the permit and the pollution controls to be used to achieve these limits. In February 2006, the Administrative Law Judge affirmed the Weston 4 air permit with modifications to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower. The modifications set limits that are more stringent than those set by the WDNR. The Sierra Club and WPSC filed petitions for judicial review of the Administrative Law Judge's decision with the circuit court, both of which are pending. WPSC's petition is limited to a review of the decision related to sulfur dioxide limitations. The filing of the petitions did not stay the Administrative Law Judge's decision. WPSC expects that the WDNR intends to revise the air permit consistent with that decision unless otherwise directed by the court.

Weston 4 Discovery Complaint

On December 16, 2005, the Sierra Club filed an complaint with the PSCW alleging that WPSC failed to respond accurately and completely to a PSCW staff request for information about air pollution control technology available for the Weston 4 electric generating facility, the construction of which was authorized by the PSCW in October 2004. Following an informal investigation, the PSCW determined that, although the alleged failure to provide the information did not adversely affect the outcome of the case, WPSC may not have fully complied with the PSCW's procedural rules. Based on this determination, the PSCW referred the matter to the Wisconsin Attorney General for investigation and potential enforcement action. WPSC does not believe that it violated the PSCW's procedural rules. Moreover, both the PSCW and the WDNR have determined that any error by WPSC would not have impacted the outcome of the cases involved. Nonetheless, the referral to the Attorney General could result in enforcement action against WPSC. Any such enforcement action may result in a civil forfeiture or fine.

Weston Site Operating Permit

On April 18 and April 26, 2005, WPS Resources notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the "Title V" air operating permit that was issued to the facility in October 2004. These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide (CO) limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility. On July 27, 2005, WPSC received a notice of violation (NOV) from the WDNR asserting that the existing Weston facility is not in compliance with certain provisions of the permit. In response to the NOV, a compliance plan was submitted to the WDNR. Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment. On January 19, 2006, WPSC received from the WDNR a Notice of Noncompliance (NON) seeking further information about the alleged non-compliance event. WPSC provided a response to the WDNR and is in the process of seeking to have the permit revised. On February 20, 2006, the WDNR issued an NOV which incorporated most of the alleged noncompliance events described above (the alleged exceedances of the CO limit was not included) and added issues relating to opacity monitoring and the operation of a particulate source for three days without a functioning baghouse. Under the WDNR's stepped enforcement process, an NOV is the first step in the WDNR's enforcement procedure. If the WDNR decides to continue the enforcement process, the next step is a "referral" of the matter to the Wisconsin Attorney General's Office. In addition, citizen groups may seek to initiate enforcement prior to the filing of any lawsuit by the Wisconsin Attorney General's Office or may seek to intervene in the Title V operating permit revision process. WPSC is seeking to amend the applicable permit limits and is taking corrective action. At this time, we believe that our exposure to fines or penalties related to this noncompliance would not have a material impact on our financial results.

Mercury and Interstate Air Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin. The rule requires WPSC to control annual system mercury emissions in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. Because federal regulations were promulgated in March 2005, we believe the state of Wisconsin will revise the Wisconsin rule to be consistent with the federal rule. However, the state of Wisconsin has filed suit against the federal government along with other states in opposition to the rule. WPSC estimates capital costs of approximately $14 million to achieve the proposed 75% reductions. The capital costs are expected to be recovered in future rate cases.

In March 2005, the EPA finalized the mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. The EPA also finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.

The final mercury rule establishes New Source Performance Standards for new units based upon the type of coal burned. Weston 4 will install and operate mercury control technology with the aim of achieving a mercury emission rate less than that in the final EPA mercury rule.

The final mercury rule also establishes a mercury cap and trade program, which requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements and does not anticipate incurring costs to comply incremental to those required to comply with the Wisconsin rule.

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

Clean Air Regulations

Most of the generation facilities owned by ESI are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide and sulfur dioxide. ESI began 2005 with 17,000 sulfur dioxide emission allowances for its generation facilities that are required to participate in the sulfur dioxide emission program. However, a majority of these allowances were sold in the second quarter of 2005, requiring a higher level of purchases for the remainder of 2005 and for 2006. In future years, ESI expects to purchase sulfur dioxide and nitrogen oxide emission allowances at market rates, as needed, to meet its requirements for the Sunbury generation facility.

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

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel. Because the DOE has failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel. The case was filed on January 22, 2004, in the United States Court of Federal Claims. The case has been temporarily stayed until June 20, 2006.

In July 2005, WPSC sold Kewaunee to a subsidiary of Dominion Resources, Inc. Pursuant to the terms of the sale, Dominion has the right to pursue the spent nuclear fuel claim and WPSC will retain the contractual right to an equitable share of any future settlement or verdict. The total amount of damages sought is unknown at this time.

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. UPPCO received an order from the MPSC permitting deferral and future recovery of these costs. A liability of $1.3 million and an associated regulatory asset of $1.3 million were recorded at March 31, 2006, for estimated future expenditures associated with remediation of the site. In addition, UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next year will be $1.8 million. UPPCO has recorded $0.3 million of this amount as its share of the liability as of March 31, 2006.

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions. WPS Resources is evaluating both the technical and cost implications which may result from a future greenhouse gas regulatory program. This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPS Resources and its customers. At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress. Efforts are underway within the utility industry to develop cleaner ways to burn coal. The use of alternate fuels is also being explored by the industry, but there are many costs and availability issues. Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units. However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program. WPS Resources will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

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

WPSC has transferred sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternatives Program. Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites. WPSC estimated the future undiscounted investigation and cleanup costs as of March 31, 2006, to be $66 million. WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages. WPSC has received $12.7 million to date in insurance recoveries. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

MGUC, which acquired retail natural gas operations in Michigan from Aquila in the second quarter of 2006, is responsible for the environmental impacts at 11 manufactured gas plant sites. Removal of the most contaminated soil has been completed at seven sites. Future investigations are needed at many of the sites to evaluate on-site, off-site, and sediment impacts.

MGUC has estimated future investigation and remediation costs of approximately $25 million. The MPSC has historically authorized recovery of these costs. An environmental liability and related regulatory asset will be recorded in the second quarter of 2006 to reflect the expected investigation and clean-up costs relating to these sites.

As these 11 sites are integrated into the corporate gas plant site management program, cost estimates may change. We will also evaluate the feasibility of transferring the MGUC sites into the EPA Superfund Alternative Program.

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

The FERC's Independent Board of Review issued its report in December of 2003 and concluded that the root cause of the incident was the failure of the design of the fuse plug to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation, and spillway channel. This caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug for the Silver Lake reservoir was designed by an outside engineering firm.

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

As of May 13, 2005, several lawsuits were filed by the claimants and putative defendants relating to this incident. The suits that have been filed against UPPCO, WPS Resources, and WPSC include the following claimants: Wisconsin Electric Power Company, Cleveland Cliffs, Inc., Board of Light and Power

of the City of Marquette, the City of Marquette, the County of Marquette, Dead River Campers, Inc., Marquette County Road Commission, SBC, and various land and home owners along the Silver Lake reservoir and Dead River system. WPS Resources is defending these lawsuits and is seeking resolution of all claims and litigation where possible. UPPCO filed a suit against the engineering company that designed the fuse plug (MWH Americas, Inc.) and the contractor who built it (Moyle Construction, Inc.). UPPCO has reached a confidential settlement with Wisconsin Electric Power Company resolving Wisconsin Electric Power Company's claims. The settlement payment has been reimbursed by WPS Resource's insurer and, therefore, did not have a material impact on the Condensed Consolidated Financial Statements. WPS Resources has also settled several small claims with various landowners that are also covered by insurance. WPS Resources is defending the remaining lawsuits filed against it and is seeking resolution of all claims and litigations where possible. A trial date in September 2007 has been set for the remaining cases.

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings.

UPPCO has announced its decision to restore Silver Lake as a reservoir for power generation pending approval of an economically feasible design by the FERC. The FERC has required that a board of consultants evaluate and oversee the design approval process. UPPCO is developing a timeline for the project, but early estimates call for work to begin in 2006 and be completed in 2008, provided the FERC approves an economically feasible design. Once work is done, Silver Lake is expected to take approximately two years to refill, based upon natural precipitation.

Stray Voltage Claims

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of WPSC's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of WPSC. One case, Allen v. WPSC, was remanded from the court of appeals to the trial court for a determination of whether a post-verdict injunction is warranted. A second case, Pollack v. WPSC, was tried and ended in a defense verdict on May 5, 2005, and that case is concluded. A third case, Seidl v. WPSC, was dismissed on June 21, 2005, when the trial judge granted WPSC's motion for a directed verdict. The Seidl plaintiffs have filed a notice of appeal of that dismissal. WPSC believes it has meritorious arguments supporting the dismissal and WPSC plans to vigorously contest the appeal.

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

Three cases, Theuerkauf v. WPSC, Wojciehowski Brothers Farms v. WPSC, and Schmoker v. WPSC were filed in the fourth quarter of 2005. The Theuerkauf case was brought by Michigan farmers and was in federal court in Green Bay, but has recently settled for an amount within the self-insured retention. The Wojciehowski case was brought in Wisconsin state court in Marinette County. The Schmoker case was brought in Wisconsin state court in Winnebago County. While these two cases are still in the early stages and it is too early to accurately predict their likely outcomes, based on currently available information, WPSC believes it has meritorious defenses to the plaintiff's claims and intends to vigorously defend them.

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

ATC has assumed primary responsibility for the overall management of the project and will own and operate the completed line. WPSC received approval from the PSCW and the FERC and subsequently transferred ownership of the project to ATC. WPSC will continue to manage obtaining the private property rights, design, and construction of the Wisconsin portion of the project.

The Certificate of Public Convenience and Necessity and other permits needed for construction have been received and are final. In addition, on August 5, 2005, the new law allowing condemnation of county land for transmission lines approved by the PSCW became effective. In light of this legislation, Douglas County negotiated an easement agreement with ATC that allows the project to be constructed across county land on the route originally selected by the PSCW. On September 15, 2005, the Douglas County Board approved that agreement. Accordingly, the lawsuit against Douglas County to force it to provide easements for the project has been dismissed as moot, and ATC has asked the PSCW to close the docket, which was opened to examine alternative routes in Douglas County.

WPS Resources committed to fund 50% of total project costs incurred up to $198 million and will receive additional equity in ATC in exchange for the project funding. Under its agreement, WPS Resources invested $16.1 million in ATC during the three months ended March 31, 2006, bringing WPS Resources' investment in ATC related to the project to $102.8 million since the inception of the project. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval from the PSCW to continue the project at a revised cost estimate of $420.3 million to reflect additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project, and ATC overhead costs. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million for up to 50% of the revised cost estimate. Allete has exercised its option to fund a portion of the Wausau to Duluth transmission line. WPSC and Allete agreed that Allete will fund up to $60 million of the future capital calls for the line. Considering this, for the period January 2006 through the anticipated completion of the line in 2008, WPS Resources expects to fund up to approximately $61 million for its portion of the Wausau to Duluth transmission line.

Beaver Falls

ESI's Beaver Falls generation facility in New York has been out of service since late June 2005. An unplanned outage was caused by the failure of the first stage turbine blades. Inclusive of estimated insurance recoveries, ESI estimates at this time that it will cost between $3 million and $5 million to repair the turbine and replace the damaged blades. Depending on the amount of insurance recovery, ESI could incur significantly higher net out-of-pocket costs than originally estimated to repair the damage. Resolution of the insurance claim is expected to occur in the second quarter of 2006. In addition, ESI continues to attempt to renegotiate an existing steam off-take agreement with a counterparty, the outcome of which will significantly impact its ability to recover costs. If significant repair costs are not recoverable through insurance or ESI is not able to renegotiate the terms of the steam off-take agreement, then a possibility exists that ESI would not repair the plant, in which case undiscounted cash flows related to future operations may be insufficient to recover the carrying value of the plant, resulting in impairment. The carrying value of the Beaver Falls generation facility at March 31, 2006, is $17.8 million.

Synthetic Fuel Production Facility

We have significantly reduced our consolidated federal income tax liability through tax credits available to us under Section 29/45K of the Internal Revenue Code for the production and sale of solid synthetic fuel produced from coal. These tax credits are scheduled to expire at the end of 2007 and are provided as an incentive for taxpayers to produce fuel from alternate sources and reduce domestic dependence on imported oil. This incentive is not deemed necessary if the price of oil increases sufficiently to provide a natural market for the fuel. Therefore, the tax credits in a given year are subject to phase-out if the annual average reference price of oil within that year exceeds a minimum threshold price set by the Internal Revenue Service (IRS) and are eliminated entirely if the average annual reference price increases beyond a maximum threshold price set by the IRS. The reference price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil, which have in recent history been approximately $6 below the NYMEX price of a barrel of oil. The threshold price at which the credit begins to phase-out was set in 1980 and is adjusted annually for inflation; the IRS releases the final numbers for a given year in the first part of the following year.

Numerous events have increased domestic crude oil prices, including concerns about terrorism and foreign relations, storm-related supply disruptions, and worldwide demand. Therefore, in order to mitigate exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized, ESI entered into a series of derivative (option) contracts, beginning in the first quarter of 2005, covering a specified number of barrels of oil. If no phase-out were to occur in 2006 and 2007, we would expect to recognize approximately $26 million of Section 29/45K federal tax credits in each of these years. Based upon 2006 actual year-to-date and forward oil prices, we are anticipating significant phase-outs of 2006 and 2007 Section 29/45K federal tax credits. However, we cannot predict with certainty the future price of a barrel of oil and, therefore, have no way of knowing what portion of our 2006 and 2007 tax credits will ultimately be phased out, or if any phase-out will occur. ESI estimates that 2006 Section 29/45K federal tax credits will begin phasing out if the annual average NYMEX price of a barrel of oil reaches approximately $60, with a total phase-out if the annual average NYMEX price of a barrel of oil reaches approximately $74. At March 31, 2006, based upon estimated annual average oil prices, we anticipated that approximately 51% of the 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out. Based on the amount of the anticipated Section 29/45K phase-out at March 31, 2006, our 2006 annual production assumption is that it is more likely than not that WPS Resources (in order to save on production costs) would also begin curtailing our share of production sometime late in the third quarter of 2006. However, our hedged position may offer a number of alternatives to improve expected results that do not involve production curtailment. For the year ending December 31, 2006, including the projected production curtailment and tax credit phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $10 million. However, the actual amount of tax credits recognized in 2006 could differ substantially from our March 31, 2006, estimate based upon actual average annual oil prices.

There is proposed federal legislation that would establish the 2006 reference price used to determine the phase-out for 2006 based upon the previous calendar year. If the proposed legislation becomes law, we do not anticipate that any phase-out of 2006 Section 29/45K federal tax credits would occur. However, ESI cannot predict what impact, if any, this proposed legislation would have on the value of the tax credits in 2007, but it could provide an opportunity for ESI to utilize its 2006 derivative (option) contracts to mitigate the risk of 2007 tax credit phase-outs. However, we cannot provide any certainty that the proposed federal legislation will be enacted into law, and; therefore, we have not relied on the proposed legislation in determining the amount of Section 29/45K federal tax credits to recognize in first quarter of 2006.

ESI has derivative (option) contracts that mitigate substantially all of the Section 29/45K tax credit exposure in 2006 and 40% of the exposure in 2007. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the annual average NYMEX trading price of oil in relation to the strike price of each option. Net premiums paid to date for options to mitigate exposure to Section 29/45K federal tax credit phase-outs in 2006 and 2007 totaled $15.7 million, including $1.3 million of net option premiums paid in April 2006 ($12.4 million for 2006 options and $3.3 million for 2007 options), all of which are recorded as risk management assets and liabilities on the balance sheet. Essentially, ESI paid $12.4 million for options ($7.4 million after-tax) to protect the value of approximately $26 million of tax credits in 2006 and $3.3 million for options ($2.0 million after-tax) to protect the value of approximately $10 million of tax credits in 2007. ESI has not hedged an estimated $16 million of 2007 tax credits. ESI does not expect to mitigate exposure on the remaining 2007 tax credits until the above referenced federal legislation is settled. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently as a component of nonregulated revenue. This results in mark-to-market gains being recognized in earnings in different periods, compared to any offsetting tax credit phase-outs. For example, from the inception of ESI's Section 29/45K hedging strategy in the first quarter of 2005 through March 31, 2006, total pre-tax mark-to-market and realized gains recognized on 2006 oil options were $11.9 million, while total pre-tax mark-to-market gains recognized on 2007 oil options were $6.8 million. These pre-tax gains compared to an estimated $4.9 million tax credit phase-out that was recognized in the first quarter of 2006 (no tax credit phase-outs were recognized in 2005).

In addition to exposure from federal tax credits, ESI has also historically received royalties tied to the amount of synthetic fuel produced as well as variable payments from a counterparty related to its 30% sell-down of ECO Coal Pelletization #12 in 2002. Royalties and variable payments received in 2006 and 2007 could decrease if a phase-out occurs, or if synthetic fuel production is reduced. While variable payments are received by ESI quarterly, royalties are a function of annual synthetic fuel production and are generally not received until later in the year.

The following table shows the impact that ESI's investment in the synthetic fuel production facility, including derivative (option) contract activity, had on the Condensed Consolidated Statements of Income for the quarters ended March 31. An explanation for the change in tax credits is discussed in more detail within "Results of Operations - WPS Resources." Amounts recorded as a component of miscellaneous income did not change significantly between periods.

Amounts are pre-tax, except tax credits (millions)	Income (loss)

	2006	2005
Provision for income taxes:
Section 29/45K federal tax credits recognized	$4.5	$12.8

Nonregulated revenue:
Mark-to-market gains on 2005 oil options	-	2.1
Mark-to-market gains on 2006 oil options	6.0	0.4
Net realized gains on 2006 oil options	2.0	-
Mark-to-market gains on 2007 oil options	2.4	0.3

Miscellaneous income:
Operating losses - synthetic fuel facility	(4.7)	(4.2)
Variable payments received	0.9	0.9
Royalty income recognized	-	-
Deferred gain recognized	0.6	0.6
Interest received on fixed note receivable	0.3	0.4

Minority interest	1.2	1.1

NOTE 11--GUARANTEES

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

At March 31, 2006, and December 31, 2005, outstanding guarantees totaled $1,295.1 million, and $1,310.6 million, respectively, as follows:

WPS Resources' Outstanding Guarantees (Millions)	March 31, 2006	December 31, 2005
Guarantees of subsidiary debt	$27.2	$27.2
Guarantees supporting commodity transactions of subsidiaries	1,104.6	1,154.7
Standby letters of credit	149.0	114.3
Surety bonds	0.8	0.8
Other guarantees	13.5	13.6
Total guarantees	$1,295.1	$1,310.6

WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At March 31, 2006	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$27.2	$-	$-	$-	$27.2
Guarantees supporting commodity transactions of subsidiaries	1,104.6	993.9	27.7	23.6	59.4
Standby letters of credit	149.0	148.3	0.7	-	-
Surety bonds	0.8	0.8	-	-	-
Other guarantees	13.5	-	-	13.5	-
Total guarantees	$1,295.1	$1,143.0	$28.4	$37.1	$86.6

At March 31, 2006, WPS Resources had outstanding $27.2 million in corporate guarantees supporting indebtedness. Of that total, $27.0 million supports outstanding debt at one of ESI's subsidiaries. The underlying debt related to these guarantees is reflected on WPS Resources' Condensed Consolidated Balance Sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.5 billion to support the business operations of ESI. WPS Resources primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide them assurance that ESI will perform on its obligations and permit ESI to operate within these markets. At March 31, 2006, WPS Resources provided parental guarantees in the amount of $1,101.7 million, reflected in the above table, for ESI's indemnification obligations for business operations, including $8.1 million of guarantees that received specific authorization from WPS Resources' Board of Directors and are not included in the $1.5 billion general authorized amount. Of the parental guarantees provided by WPS Resources, the outstanding balance at March 31, 2006, which WPS Resources would be obligated to support, is approximately $324 million.

Another $2.9 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on WPS Resources' Condensed Consolidated Balance Sheet. In February 2005, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO. Corporate guarantees issued in the future under the Board authorized limit may or may not be reflected on WPS Resources' Condensed Consolidated Balance Sheet, depending on the nature of the guarantee.

At WPS Resources' request, financial institutions have issued $149.0 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. Of this amount, $143.9 million has been issued to support ESI's operations. Included in the $143.9 million is $2.5 million that has specific authorization from WPS Resources Board of Directors and is not included in the $1.5 billion guarantee limit. The remaining $141.4 million counts against the $1.5 billion guarantee limit authorized for ESI. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in WPS Resources' Condensed Consolidated Balance Sheet.

At March 31, 2006, WPS Resources furnished $0.8 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Of the $0.8 million of surety bonds, $0.3 million supports ESI and is included in the $1.5 billion guarantee limit authorized for ESI. Liabilities incurred as a result of activities covered by surety bonds are included in the WPS Resources' Condensed Consolidated Balance Sheet.

A guarantee of $4.6 million listed in the above table under other guarantees was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on WPS Resources' Condensed Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light agreed to indemnify Dominion for 70% of any and all reasonable costs resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum combined exposure of $15 million for WPSC and Wisconsin Power and Light. WPSC believes that it will expend its share of costs related to this indemnification and, as a result, recorded the fair value of the liability, or $8.9 million, as a component of the loss on the sale of Kewaunee.

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

In April 2006, ESI entered into a $150 million credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the Intercontinental Exchange. Future borrowings under this agreement will be guaranteed by WPS Resources and subject to the aggregate $1.5 billion guarantee limit authorized for ESI by WPS Resources' Board of Directors.

NOTE 12--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for WPS Resources' benefit plans for the three months ended March 31:

WPS Resources	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$5.9	$6.2	$1.8	$2.0
Interest cost	10.0	10.1	3.9	4.2
Expected return on plan assets	(10.5)	(10.9)	(3.1)	(3.1)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.3	1.4	(0.5)	(0.6)
Amortization of net loss	2.1	2.0	1.0	1.1
Net periodic benefit cost	$8.8	$8.8	$3.2	$3.7

WPSC's share of net periodic benefit cost for the three months ended March 31 is included in the table below:

WPSC	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$4.5	$4.9	$1.7	$1.8
Interest cost	8.3	8.4	3.5	3.8
Expected return on plan assets	(9.1)	(9.6)	(3.0)	(3.0)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.2	1.2	(0.5)	(0.5)
Amortization of net loss	1.4	1.4	0.9	0.9
Net periodic benefit cost	$6.3	$6.3	$2.7	$3.1

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year. For the three months ended March 31, 2006, no contributions were made to the pension benefit plan or other postretirement benefit plans. WPS Resources expects to contribute $25.3 million to its pension plan and $19.7 million to its other postretirement benefit plans in the remainder of 2006.

NOTE 13--STOCK-BASED COMPENSATION

WPS Resources has four stock-based compensation plans: the 2005 Omnibus Incentive Compensation Plan ("2005 Omnibus Plan"), the 2001 Omnibus Incentive Compensation Plan ("2001 Omnibus Plan"), the 1999 Stock Option Plan ("Employee Plan"), and the 1999 Non-Employee Directors Stock Option Plan ("Director Plan"). Under the provisions of the 2005 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 1,600,000. No additional awards will be issued under the 2001 Omnibus Plan or the Employee Plan, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation. The number of shares issuable under each of the aforementioned stock-based compensation plans, each outstanding award, and stock option exercise prices are subject to adjustment in the event of any stock split, stock dividend, or other similar transaction. At January 1, 2006, only stock options and performance stock rights were outstanding under the aforementioned plans.

Prior to January 1, 2006, WPS Resources accounted for the plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, WPS Resources provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

Effective January 1, 2006, WPS Resources adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Under this transition method, prior periods' results are not restated. Stock-based compensation cost for the first quarter of 2006 includes compensation cost for all stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated future forfeitures. There was no material cumulative effect of a change in accounting principle recorded upon adoption of SFAS No 123R. Stock-based compensation cost for all awards granted after January 1, 2006, will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The implementation of SFAS No. 123R had an immaterial impact on cash flows from operations and cash flows from financing activities.

The following table illustrates the effect on income available for common shareholders and earnings per share for the first quarter of 2005, had WPS Resources applied the fair value recognition provisions of SFAS No. 123:

(Millions, except per share amounts)	Three Months Ended March 31, 2005

Income available for common shareholders
As reported	$65.9
Add: Stock-based compensation expense using the intrinsic value method - net of tax	0.4
Deduct: Stock-based compensation expense using the fair value method - net of tax	(0.4)
Pro forma	$65.9

Basic earnings per common share
As reported	$1.74
Pro forma	1.74

Diluted earnings per common share
As reported	$1.73
Pro forma	1.73

Stock Options

Under the provisions of the 2005 Omnibus Plan, no single employee who is the chief executive officer of WPS Resources or any of the other four highest compensated officers of WPS Resources and its subsidiaries can be granted options for more than 250,000 shares during any calendar year. Stock options are granted by the Compensation Committee of the Board of Directors and may be granted at any time. No stock options will have a term longer than ten years. The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option is granted. Under the 2005 and 2001 Omnibus Plans and the Employee Plan, one-fourth of the stock options granted vest and become exercisable each year on the anniversary of the grant date.

The number of stock options granted under the Director Plan may not exceed 100,000, and the shares to be delivered will consist solely of treasury shares. Stock options are granted at the discretion of the Board of Directors. No options may be granted under this plan after December 31, 2008. All options have a ten-year term, but they may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the stock options were granted.

The fair values of stock option awards outstanding at January 1, 2006, were estimated using the Black-Scholes option-pricing model. Stock options granted after the implementation of SFAS No. 123R will be valued using a binomial lattice model. No stock options were granted during the quarter ended March 31, 2006, and no modifications were made to previously issued awards. Total pre-tax compensation expense recognized during the first quarter of 2006 for stock options was $0.2 million, of which $0.1 relates to WPSC. The total compensation cost capitalized for the same period was immaterial.

As of March 31, 2006, $1.4 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 2.7 years.

Cash received from option exercises during the three months ended March 31, 2006, totaled $0.5 million. The tax benefit realized from these option exercises totaled $0.1 million.

A summary of stock option activity for the first quarter of 2006 is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2005
2001 Omnibus Plan	1,194,441	$41.72
2005 Omnibus Plan	325,347	54.85
Employee Plan	156,973	33.99
Director Plan	12,000	25.50
Exercised during the quarter
2001 Omnibus Plan	13,014	38.61		$0.2
Outstanding at March 31, 2006
2001 Omnibus Plan	1,181,427	41.75	7.29	8.8
2005 Omnibus Plan	325,347	54.85	9.69	-
Employee Plan	156,973	33.99	4.48	2.4
Director Plan	12,000	25.50	3.74	0.3
Options exercisable at March 31, 2006
2001 Omnibus Plan	697,797	39.31	6.78	6.9
Employee Plan	156,973	33.99	4.48	2.4
Director Plan	12,000	25.50	3.74	0.3

No options expired or were forfeited during the first quarter of 2006.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2006. This is calculated as the difference between WPS Resources' closing stock price on March 31, 2006, and the option exercise price, multiplied by the number of in-the-money stock options.

Other Stock-Based Compensation Awards

A portion of the long-term incentive is awarded in the form of performance stock rights. No more than 400,000 of the shares authorized for issuance under the provisions of the 2005 Omnibus Plan can be granted as performance shares. In addition, no single employee who is the chief executive officer of WPS Resources or any of the other four highest compensated officers of WPS Resources and its subsidiaries can receive a payout in excess of 50,000 performance shares during any calendar year. Performance stock rights vest over a three-year performance period and are paid out in shares of WPS Resources' common stock. The number of shares paid out is calculated by multiplying a performance percentage by the number of outstanding stock rights at the completion of the vesting period. The performance multiplier is based on the total shareholder return of WPS Resources' common stock relative to the total shareholder return of a peer group of companies. The payout may range from 0% to 200% of target.

The fair values of performance stock right awards outstanding at January 1, 2006, were estimated using WPS Resources' common stock price on the date of grant, less the present value of expected dividends over the three-year vesting period, assuming a payout of 100% of target. Performance stock rights granted after the implementation of SFAS No. 123R will be valued using the Monte Carlo valuation model. No performance stock rights were granted during the quarter ended March 31, 2006, and no modifications were made to previously issued awards. Pre-tax compensation expense recorded for performance stock rights was $0.7 million for the first quarter of 2006, of which $0.4 relates to WPSC. The total compensation cost capitalized was immaterial.

The total intrinsic value of performance shares distributed during the quarter (related to the December 2002 grant) was $2.4 million. The tax benefit realized due to the distribution of performance shares totaled $1.0 million.

As of March 31, 2006, $3.9 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the activity of the performance stock rights plan for the first quarter of 2006 is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	211,421	$41.93
Distributed during the quarter	37,600	$31.60
Outstanding at March 31, 2006	173,821	$44.16

Performance stock rights vested at December 31, 2005, were paid out during the first quarter of 2006. The actual number of shares of WPS Resources' common stock distributed totaled 45,121 based on a payout of 120% of target. None of the stock rights outstanding at March 31, 2006, were exercisable at March 31, 2006. No stock rights expired or were forfeited during the quarter.

NOTE 14--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. WPS Resources' total comprehensive income is:

	Three Months Ended March 31,
(Millions)	2006	2005
Income available for common shareholders	$60.1	$65.9
Cash flow hedges, net of tax of $12.0 and $(8.7)	18.6	(13.6)
Foreign currency translation	-	(0.7)
Unrealized gain on available-for-sale securities, net of tax of $0.1 for both periods	0.2	0.2
Total comprehensive income	$78.9	$51.8

The following table shows the changes to accumulated other comprehensive Income from December 31, 2005, to March 31, 2006.

(Millions)
December 31, 2005 balance	$(10.4)
Cash flow hedges	18.6
Unrealized gain on available-for-sale securities	0.2
March 31, 2006 balance	$8.4

NOTE 15--EARNINGS PER SHARE

WPS Resources' common stock shares, $1 par value	March 31, 2006	December 31, 2005
Common stock outstanding, $1 par value, 200,000,000 shares authorized	40,266,630	40,089,898
Treasury shares	12,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	271,165	270,491
Average cost of deferred compensation rabbi trust shares	$41.09	$40.29

Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, performance share grants, and shares related to the forward equity transaction. The calculation of diluted earnings per share for the periods shown excludes some stock option plan shares that had an anti-dilutive effect. The following table reconciles the computation of basic and diluted earnings per share:

Reconciliation of Earnings Per Share	Three Months Ended March 31,
(Millions, except per share amounts)	2006	2005
Income available to common shareholders	$60.1	$65.9
Basic weighted average shares	40.3	37.8
Incremental issuable shares	0.3	0.3
Diluted weighted average shares	40.6	38.1
Basic earnings per common share	$1.49	$1.74
Diluted earnings per common share	$1.48	$1.73

NOTE 16--REGULATORY ENVIRONMENT

Wisconsin

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January through March 2006 as well as the projected savings in April through June 2006. This refund will be a credit to customers' bills over the months of May 2006 to August 2006. A current liability of $9.4 million has been recorded at March 31, 2006, for a portion of the savings realized through March 31. Rates remain subject to refund under the agreement through the end of the year.

On March 31, 2006, WPSC filed a request with the PSCW to increase retail electric and natural gas rates 14.4% ($125.1 million) and 3.9% ($22.6 million), respectively for 2007. The proposed retail electric rate increase is required because of increased costs associated with electric transmission, (including the recovery of 2007 MISO costs, and deferred MISO costs from 2005 and 2006), higher fuel and purchased power costs (including the recovery of deferred costs for reduced coal deliveries in 2005 and 2006), costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center. The proposed retail natural gas rate increase is driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and remediation of former manufactured gas sites. This filing included an 11.0% return on common equity and a common equity ratio of 60.35% in its regulatory capital structure.

On December 22, 2005, the PSCW issued a final written order authorizing a retail electric rate increase of $79.9 million (10.1%) and a retail natural gas rate increase of $7.2 million (1.1%), effective January 1, 2006. The 2006 rates reflect an 11.0% return on common equity. The PSCW also approved a common equity ratio of 59.7% in its regulatory capital structure. The retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), and also for costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, retail electric rates were lowered to reflect a refund to customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the sale of Kewaunee. The retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

On June 7, 2005, WPSC filed with the PSCW, the MPSC, and the FERC a request for establishment of a cooperative joint proceeding for approval of the Kewaunee wind-up plan. The wind-up plan proposed that the refunds due to both retail and wholesale customers related to proceeds received from the liquidation of the nonqualified decommissioning trust fund be offset by the net loss on the sale of the plant and also by certain costs related to the 2004 and 2005 Kewaunee outages. The wind-up plan proposed to begin the amortization of the net regulatory liability as a credit to customer rates as of the effective date of the PSCW's order (January 1, 2006). The FERC subsequently denied the request for joint proceeding with the PSCW. The wind-up plan was addressed by the PSCW in WPSC's 2006 rate case (discussed above). The PSCW ruled in the 2006 rate case that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and not netted as WPSC initially proposed in its wind-up plan. In the 2006 rate case, the PSCW determined that Wisconsin retail customers were entitled to be refunded approximately 85% of the proceeds received from the liquidation of the nonqualified decommissioning trust fund based on a historical allocation methodology, or approximately $108 million of the total $127.1 million of proceeds received, over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital). In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund and refunding to Michigan customers began in the third quarter of 2005. At March 31, 2006, WPSC had recorded a $113.1 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded to both retail and wholesale customers. On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution. Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and final resolution was reached between WPSC and one party on this matter, pending FERC approval. On April 25, 2006, formal settlement discussions were terminated with the remaining parties. The issues will be litigated at the FERC.

Michigan

On January 3, 2006, UPPCO filed a request to increase its retail electric rates by $6.6 million (8.1%), with an 11.5% return on equity, and a common equity ratio of 55% in its regulatory capital structure. It is anticipated that, unless settled earlier, the MPSC will act on this request by the fourth quarter of 2006. UPPCO requested interim rates effective in the second quarter, subject to refund, while the MPSC reviews the entire request. A hearing with the MPSC on the interim request took place on April 17, 2006, and an order is expected to be effective in the second quarter of 2006. The retail electric rate increase is required in order to improve service quality and reliability, upgrade technology, and manage rising employee and retiree benefit costs. UPPCO's last retail electric rate increase was in December 2002.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the PJM Interconnection were eliminated effective December 1, 2004. To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) to be put into place. Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006. Total exposure for the 16-month transitional period, is $19.2 million for ESI, of which approximately $17 million relates to its Michigan retail electric business and $2 million relates to its Ohio retail electric business. During the 16 months ended March 31, 2006, ESI has received billings of $19.2 million for these charges, of which $14.7 million has been expensed.

The application and legality of the SECA is being challenged by many load-serving entities, including ESI. ESI continues to pursue all avenues to appeal and/or reduce the SECA obligations. It is probable that ESI's total exposure will be reduced by at least $4.5 million because of inconsistencies between the FERC's SECA order and the transmission owners' compliance filings (representing the difference between the amount ESI has paid for SECA charges and the amount that has been expensed as of March 31, 2006, as discussed above). ESI anticipates settling a significant portion of its SECA matters through vendor negotiations in the first half of 2006 and reached a $1 million settlement agreement with one of its vendors in January 2006. Resolution of issues to be raised in an upcoming SECA hearing offer the possibility of further reductions in ESI's exposure, but the extent is unknown at present. Through existing contracts, ESI has the ability to pass a portion of the SECA charges on to customers and has been doing so. Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact ESI's long-term competitiveness.

The SECA is also an issue for WPSC and UPPCO, who have intervened and protested a number of proposals in this docket because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers. It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates. WPSC and UPPCO have reached a settlement in principle with American Electric Power and Commonwealth Edison, which has been filed with the settlement judge. If this settlement is certified by the settlement judge and approved by the FERC, which is anticipated, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million paid by WPSC in the transition period.

Other

On September 21, 2005, WPS Resources announced that it had entered into agreements to acquire the Michigan and Minnesota natural gas distribution operations of Aquila. See Note 4, "Acquisitions and Sales of Assets," for further information on the acquisition of these assets. In relation to the acquisition, WPS Michigan Utilities, Inc. (which subsequently changed its name to Michigan Gas Utilities Corporation) and Aquila jointly filed with the MPSC on October 10, 2005, for approval of the termination of Aquila's duty to provide natural gas service in Michigan and for WPS Michigan Utilities to provide natural gas service in the Michigan service territory of Aquila pursuant to the rates, terms, and conditions in Aquila's current tariff book. On November 10, 2005, approval was obtained from the MPSC for the Michigan transaction. WPS Resources closed on the Michigan acquisition on April 1, 2006. On October 17, 2005, WPS Minnesota Utilities, Inc. (which subsequently changed its name to Minnesota Energy Resources Corporation) and Aquila jointly filed with the Minnesota Public Utilities Commission to approve the sale of the Minnesota assets of Aquila's two divisions, Aquila Networks-PNG and Aquila Networks-NMU, to WPS Minnesota Utilities pursuant to the Asset Purchase Agreement dated September 21, 2005. We anticipate that the Minnesota Public Utilities Commission will rule on this matter in the second quarter of 2006, and that the transaction will close this summer.

NOTE 17--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Prior to the fourth quarter of 2005, WPS Resources reported two nonregulated segments, ESI and PDI. In the fourth quarter of 2005, WPS Resources' Chief Executive Officer and its Board of Directors decided to view ESI and PDI as one business; therefore, corresponding changes were made to the segment information reported to them. Effective in the fourth quarter of 2005, WPS Resources began reporting to the Chief Executive Officer and Board of Directors one nonregulated segment, ESI. Segment information related to prior periods has been reclassified to reflect this change.

Our two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC and certain transition costs related to the acquisition of retail natural gas distribution operations in Michigan and the anticipated acquisition of retail natural gas distribution operations in Minnesota from Aquila. As discussed above, ESI is our primary nonregulated segment offering natural gas, electric, and alternate fuel supplies as well as energy management and consulting services to retail and wholesale customers, and marketing power from its generation plants that are not under contract to third parties. The Other segment, another nonregulated segment, includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies, along with the nonutility activities at WPSC and UPPCO.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	ESI	Other(1)	Reconciling Eliminations	WPS Resources Consolidated

Three Months Ended March 31, 2006
External revenues	$246.2	$193.0	$439.2	$1,598.8	$-	$-	$2,038.0
Intersegment revenues	10.2	-	10.2	1.3	0.3	(11.8)	-
Income available for common shareholders	15.5	6.7	22.2	37.1	0.8	-	60.1

Three Months Ended March 31, 2005
External revenues	$236.3	$174.6	$410.9	$1,076.0	$-	$-	$1,486.9
Intersegment revenues	7.7	-	7.7	1.1	0.3	(9.1)	-
Income available for common shareholders	23.5	14.0	37.5	28.2	0.2	-	65.9

(1)	Includes only utility operations. Nonutility operations are included in the Other column.

WPSC's principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility	Other	Reconciling Eliminations	WPSC Consolidated

Three Months Ended March 31, 2006
External revenues	$229.4	$193.0	$422.4	$0.4	$(0.4)	$422.4
Earnings on common stock	14.1	10.7	24.8	1.4	-	26.2

Three Months Ended March 31, 2005
External revenues	$219.8	$174.6	$394.4	$0.4	$(0.4)	$394.4
Earnings on common stock	22.4	14.0	36.4	1.2	-	37.6

(1)	Includes only utility operations. Nonutility operations are included in the Other column.

NOTE 18--NEW ACCOUNTING PRONOUNCEMENTS

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." This Staff Position clarifies that a qualitative analysis of the design of an entity should be used to determine the variability to be considered in applying Interpretation No. 46(R), "Consolidation of Variable Interest Entities." In particular, the following steps should be used as the basis for that determination: (1) analyze the nature of the risks in the entity, and (2) determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in step (1)) the entity is designed to create and pass along to its interest holders. The guidance is to be applied prospectively beginning the first day of the first reporting period beginning after June 15, 2006. WPS Resources does not expect this guidance to have a significant impact on its financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." This guidance addresses the following issues: (1) whether two or more exchange transactions involving inventory with the same counterparty are entered into in contemplation of one another and should be viewed as a single exchange transaction within the scope of Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions," and (2) whether non-monetary exchanges of inventory in the same line of business should be recognized at fair value. This consensus is effective for all arrangements entered into in reporting periods beginning after March 15, 2006, and for modifications or renewals of existing arrangements after that date. WPS Resources is currently analyzing the impact of this guidance on its financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - WPS RESOURCES

WPS Resources is a diversified holding company operating through subsidiaries that provide energy and related services. Our wholly owned subsidiaries include two regulated utilities, WPSC and UPPCO, as well as certain transition costs related to the acquisition of retail natural gas distribution operations in Michigan and the anticipated acquisition of retail natural gas distribution operations in Minnesota from Aquila, Inc. (Aquila). Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated ESI subsidiary.

Strategic Overview

The focal point of WPS Resources' business plan is the creation of long-term value for our shareholders and our customers through growth, operational excellence, asset management, risk management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services. We are seeking growth of our regulated and nonregulated portfolio and placing an emphasis on regulated growth.  A discussion of the essential components of our business plan is set forth below:

Maintain and Grow a Strong Regulated Utility Base - We are focusing on growth in our regulated operations. A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success. WPS Resources believes the following recent developments have helped, or will help maintain and grow its regulated utility base:

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability. Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, is underway, in partnership with DPC. In addition, WPSC is pursuing plans to construct other electric generation facilities in the future, in particular to meet new energy efficiency and renewables standards enacted in Wisconsin.

•
In September 2005, WPS Resources entered into definitive agreements with Aquila to acquire its natural gas distribution operations in Michigan and Minnesota and completed the acquisition of the Michigan operations on April 1, 2006. The purchase of the operations in Minnesota is expected to close in the summer of 2006, after approval is received from the Minnesota Public Utilities Commission. The addition of these regulated assets in close proximity to WPS Resources' existing regulated electric and natural gas operations in Wisconsin and Michigan will transition WPS Resources to a larger and stronger regional energy company.

•
We continue to invest in ATC and receive additional equity interest as consideration for funding a portion of the Duluth, Minnesota, to Wausau, Wisconsin, transmission line and currently expect this interest to contribute between 10% and 15% of earnings, on average.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators. Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

Integrate Resources to Provide Operational Excellence - WPS Resources is committed to integrating resources of its regulated business units and also its nonregulated business units, while maintaining any and all applicable regulatory and legal restrictions. This will provide the best value to all customers by leveraging the individual capabilities and expertise of each unit and assist in lowering costs for certain activities.

•	We have integrated resources at our nonregulated subsidiaries by restructuring the management teams of ESI and PDI and taking measures to reduce merchant generation market risk.
•
This strategy will also be demonstrated in our regulated business by optimally sourcing work and combining resources to achieve best practices at WPSC, UPPCO, and the natural gas distribution operations in Michigan and Minnesota, operational excellence, and sustainable value for customers and shareholders.

Strategically Grow Nonregulated Businesses - ESI will grow its electric and natural gas business (through strategic acquisitions, market penetration in existing markets, and new product offerings) by targeting growth in areas where it has market expertise and through "strategic hiring" in other areas. ESI also focuses on optimizing the operational efficiency of its existing portfolio of assets and pursues compatible development projects that strategically fit with its customer base and market expertise.

•
ESI began offering retail electric products primarily to large commercial and industrial customers in Illinois and New Hampshire and plans on marketing these products in the second quarter of 2006 in Rhode Island. Previously, in 2005, ESI was only offering natural gas products and energy management services to customers in Illinois and did not offer retail electric products in New Hampshire and Rhode Island.

•
ESI began developing a product offering in the Texas retail electric market in 2005. Entry into Texas, with its thriving market structure, provides ESI with an opportunity to leverage the infrastructure and capability ESI developed to provide products and services that it believes customers will value. ESI plans on serving customers in the Texas market starting in the third quarter of 2006.

•	ESI began marketing electric products to customers in Massachusetts in 2005 and has had initial success in signing up commercial and industrial customers.

Place Strong Emphasis on Asset and Risk Management - Our asset management strategy calls for the continuous assessment of our existing assets and the acquisition of assets that complement our existing business and strategy. This strategy also calls for the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or would reduce our risk profile. We maintain a portfolio approach to risk and earnings and expect ESI to provide between 20 and 30 percent of our earnings in the future.

•
The acquisition of the Michigan natural gas distribution operations from Aquila in April 2006, and the anticipated acquisition of the Minnesota natural gas distribution operations from Aquila will transition WPS Resources into a larger and stronger regional energy company.

•
On March 30, 2006, a subsidiary of WPS Resources entered into an agreement to sell its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million. The transaction closed in April 2006, resulting in a pre-tax gain of approximately $6 million in the second quarter of 2006. We believe it will provide a good opportunity to redeploy the proceeds into other investment opportunities providing value to our shareholders.

•
In April 2006, ESI sold WPS ESI Gas Storage, LLC, which owns a natural gas storage field in Kimball Township, St. Clair County, Michigan. ESI utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. ESI was not actively marketing this facility for sale, but believed the price being offered was above the value it would realize from continued ownership of the facility. Proceeds received in April from the sale of the Kimball natural gas storage field, stored gas, and other related assets were $19.9 million, which is expected to result in a pre-tax gain of approximately $9 million in the second quarter of 2006.

•	We continue to evaluate alternatives for the sale of our identified real estate holdings no longer needed for operation.

The risk management strategy, in addition to asset risk management, includes the management of market, credit and operational risk through the normal course of business.

•	Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile price market.
•
An initiative we call "Competitive Excellence" is being deployed across our entire company. Competitive Excellence strives to eliminate work that does not provide value for our customers. This will create more efficient processes, improve the effectiveness of employees, and reduce costs.

Business Operations

Our regulated and nonregulated businesses have distinct competencies and business strategies. They offer differing energy and energy related products and services, and experience a wide array of risks and challenges. The "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - WPS Resources," appearing in our 2005 Form 10-K included a discussion of these topics. There have not been significant changes to the content of the matters discussed in the above referenced Section of our 2005 Form 10-K; however, certain tables have been updated and included below to reflect current information. These tables should be read in conjunction with the discussion appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - WPS Resources," appearing in our 2005 Form 10-K.

The table below discloses future natural gas and electric sales volumes under contract at ESI as of March 31, 2006. Contracts are generally one to three years in duration. ESI expects that its ultimate sales volumes in 2006 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and existing customers who do not have long-term contracts continue to buy their short-term requirements from ESI.

Forward Contracted Volumes at 3/31/2006 (1)	4/01/06 to 3/31/07	04/01/07 to 03/31/08	After March 31, 2008

Wholesale sales volumes - billion cubic feet	137.0	14.8	5.8
Retail sales volumes - billion cubic feet	184.0	41.0	37.4
Total natural gas sales volumes	321.0	55.8	43.2

Wholesale sales volumes - million kilowatt-hours	16,131	7,027	4,346
Retail sales volumes - million kilowatt-hours	1,868	430	140
Total electric sales volumes	17,999	7,457	4,486

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

For comparative purposes, the future natural gas and electric sales volumes under contract at March 31, 2005, are shown below. The actual electric and natural gas sales volumes for the three months ended March 31, 2006, and 2005 are disclosed within Results of Operations - WPS Resources, ESI Segment Operations below.

Forward Contracted Volumes at 3/31/2005 (1)	04/01/05 to 03/31/06	04/01/06 to 03/31/07	After March 31, 2007

Wholesale sales volumes - billion cubic feet	111.7	6.7	1.7
Retail sales volumes - billion cubic feet	155.6	30.7	12.6
Total natural gas sales volumes	267.3	37.4	14.3

Wholesale sales volumes - million kilowatt-hours	8,032	1,753	1,584
Retail sales volumes - million kilowatt-hours	3,863	1,575	285
Total electric sales volumes	11,895	3,328	1,869

(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table could be net settled.

Both retail and wholesale natural gas volumes under contract have increased as of March 31, 2006, compared to March 31, 2005. The increase in retail natural gas volumes under contract was driven by continued customer growth in Canada. Also, ESI has been able to lock in contracts with retail natural gas customers in other markets due to a decline in natural gas prices compared to the latter half of 2005. In the first quarter of 2006, customers were more inclined to lock in prices related to their natural gas purchases, compared to the first quarter of 2005. Increased volatility in natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions, driving the increase in wholesale natural gas sales volumes under contract at March 31, 2006, compared to March 31, 2005. Wholesale electric volumes under contract increased significantly at March 31, 2006. ESI continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise. The emphasis ESI is placing on its originated wholesale customer electric business is producing encouraging results and, as a result, ESI has recently locked in numerous contracts to provide electricity to customers in the future. Retail electric sales volumes under contract have decreased at March 31, 2006. ESI has experienced significant customer attrition in Michigan as a result of tariff changes granted to Michigan utilities and high wholesale energy prices. ESI's retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of ESI's contracts with its Ohio aggregation customers.

In order to mitigate its exposure to credit risk, ESI employs credit policies. As a result of these credit policies, ESI has not experienced significant write-offs from its large wholesale counterparties to date. The table below summarizes ESI's wholesale counterparty credit exposure, categorized by maturity date, as of March 31, 2006. At March 31, 2006, ESI had net exposure with two investment grade counterparties that were more than 10% of total exposure. Net exposure with these counterparties was $47.9 million and is included in the table below.

Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade - regulated utility	$32.0	$22.4	$7.2	$2.4
Investment grade - other	125.4	72.8	48.3	4.3

Non-investment grade - regulated utility	6.9	6.9	-	-

Non-rated - regulated utility (3)	14.1	4.6	7.8	1.7
Non-rated - other (3)	64.8	52.8	10.0	2.0

Exposure	$243.2	$159.5	$73.3	$10.4

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $63.0 million at March 31, 2006, $39.1 million from investment grade counterparties, and $23.9 million from non-rated counterparties.

(3) Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support. These counterparties are subject to an internal credit review process.

RESULTS OF OPERATIONS - WPS RESOURCES

First Quarter 2006 Compared with First Quarter 2005

WPS Resources Overview

WPS Resources' results of operations for the quarters ended March 31 are shown in the following table:

WPS Resources' Results (Millions, except share amounts)	2006	2005	Change

Income available for common shareholders	$60.1	$65.9	(8.8%)
Basic earnings per share	$1.49	$1.74	(14.4%)
Diluted earnings per share	$1.48	$1.73	(14.5%)

Income available for common shareholders was $60.1 million ($1.49 basic earnings per share) for the quarter ended March 31, 2006, compared to $65.9 million ($1.74 basic earnings per share) for the same quarter in 2005. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below):

•
Electric utility earnings decreased $8.0 million, from $23.5 million for the quarter ended March 31, 2005, to $15.5 million for the quarter ended March 31, 2006. The decrease in electric utility earnings was driven by residential customer conservation efforts and the negative impact warmer weather conditions had on the electric utility margin in the first quarter of 2006, compared to the same quarter in 2005. The Kewaunee power purchase agreement and the refund of a portion of the proceeds received from the liquidation of the Kewaunee nonqualified nuclear decommissioning fund had little impact on earnings as these items were offset with revenues and operating expenses.

•
Natural gas utility earnings decreased $7.3 million, from $14.0 million for the quarter ended March 31, 2005, to $6.7 million for the quarter ended March 31, 2006, primarily due to an $8.8 million increase in operating and maintenance expenses (driven by $4.1 million of transition costs associated with the acquisition of retail natural gas distribution operations in Michigan and the anticipated acquisition of retail natural gas distribution operations in Minnesota from Aquila), and a $1.5 million decrease in the natural gas margin, driven by warmer weather conditions and customer conservation efforts.

•
ESI's earnings increased $8.9 million, from $28.2 million for the quarter ended March 31, 2005, to $37.1 million for the quarter ended March 31, 2006. Higher earnings were driven by a $34.1 million increase in margin, partially offset by an $8.3 million decrease in tax credits recognized and a $3.9 million increase in operating expenses.

•
Earnings at the Holding Company and other segment increased $0.6 million, from $0.2 million for the quarter ended March 31, 2005, to $0.8 million for the quarter ended March 31, 2006. The increase was primarily related to a $3.7 million increase in pre-tax earnings from ATC, substantially offset by a $2.7 million increase in operating expenses.

•
The change in basic earnings per share was impacted by the items discussed above as well as an increase of 2.5 million shares in the weighted average number of outstanding shares of WPS Resources' common stock for the quarter ended March 31, 2006, compared to the same quarter in 2005. WPS Resources' issuance of 1.9 million additional shares of common stock through a public offering in November 2005 was the primary contributor to the increase in the weighted average number of shares outstanding. Additional shares were also issued in 2005 and in the first quarter of 2006 under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Utility operations include (1) the electric utility segment, consisting of the electric operations of WPSC and UPPCO, and (2) the gas utility segment, consisting of the natural gas operations of WPSC as well as certain transition costs related to the acquisition of retail natural gas distribution operations in Michigan and the anticipated acquisition of retail natural gas distribution operations in Minnesota from Aquila. Income available for common shareholders attributable to the electric utility segment was $15.5 million for the quarter ended March 31, 2006, compared to $23.5 million for the same quarter in 2005. Income available for common shareholders attributable to the gas utility segment was $6.7 million for the quarter ended March 31, 2006, compared to $14.0 million for the same quarter in 2005.

Electric Utility Segment Operations

WPS Resources' Electric Utility	Three Months Ended March 31,
Segment Results (Millions)	2006	2005	Change

Revenues	$256.4	$244.0	5.1%
Fuel and purchased power costs	125.7	80.7	55.8%
Margins	$130.7	$163.3	(20.0%)

Sales in kilowatt-hours	3,827.9	3,680.4	4.0%

Electric utility revenue increased $12.4 million (5.1%) for the quarter ended March 31, 2006, compared to the same quarter in 2005, largely due to an approved annual electric rate increase for WPSC's Wisconsin retail customers and a 4.0% increase in electric sales volumes. In December 2005, the PSCW approved a retail electric rate increase of $79.9 million (10.1%), effective January 1, 2006. The retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), and also for costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, rates were lowered to reflect a refund to customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the sale of Kewaunee. The increase in electric sales volumes was largely due to a 15% increase in wholesale sales volumes, driven by higher demand from existing WPSC wholesale customers. The increase in electric sales volumes to the wholesale customers was largely offset by a decrease in electric sales volumes to higher margin residential customers, resulting from residential customer conservation efforts and warmer weather during the heating season in the first quarter of 2006, compared to the same period in 2005. Residential customers are taking measures to conserve energy as a result of recent rate increases.

The electric utility margin decreased $32.6 million (20.0%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The decrease in electric margin was driven by a $33.5 million (22.2%) decrease in WPSC's electric margin, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Prior to the sale of Kewaunee, only nuclear fuel expense was reported as a component of fuel, natural gas, and purchased power. Subsequent to the sale, all payments to Dominion Energy Kewaunee, LLC (Dominion) for power purchased from Kewaunee are reported as a component of utility cost of fuel, natural gas, and purchased power. These include both variable payments for energy delivered and fixed payments. As a result of the sale, WPSC no longer incurs operating and maintenance expenses, depreciation and decommissioning expense, or interest expense related to Kewaunee.

Excluding the $24.0 million of fixed payments made to Dominion in the first quarter of 2006, WPSC's electric utility margin decreased $9.5 million, which was driven by a $13.8 million decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning fund to customers. Pursuant to regulatory accounting, the decrease in margin related to this refund was offset by a corresponding decrease in operating and maintenance expenses as explained below and, therefore, did not have a significant impact on earnings. Adjusting for the decrease in revenues related to the refund, the electric utility margin increased $4.3 million. The retail electric rate increase and an increase in margin related to higher sales volumes to wholesale customers drove the remaining net increase in the electric utility margin. However, the increase in margin provided by the rate increase and the increase in wholesale electric sales volumes, was largely offset by a decrease in electric sales volumes to WPSC's higher margin residential electric customers. Residential customer conservation efforts and weather that was approximately 11% warmer during the heating season drove the decrease in residential sales volumes.

Gas Utility Segment Operations

WPS Resources'	Three Months Ended March 31,
Gas Utility Segment Results (Millions)	2006	2005	Change

Revenues	$193.0	$174.6	10.5%
Purchased gas costs	148.2	128.3	15.5%
Margins	$44.8	$46.3	(3.2%)

Throughput in therms	266.9	308.7	(13.5%)

Natural gas utility revenue increased $18.4 million (10.5%) for the quarter ended March 31, 2006, compared to the same quarter in 2005. Natural gas utility revenue increased primarily as a result of an increase in the per-unit price of natural gas and a rate increase. Natural gas costs were 36.9% higher (on a per-unit basis) during the quarter ended March 31, 2006, compared to the same quarter in 2005. Following regulatory practice, WPSC passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the PSCW and the MPSC. In December 2005, the PSCW issued a final order authorizing an annual natural gas rate increase of $7.2 million (1.1%), effective January 1, 2006. The rate increase was required as a result of infrastructure improvements necessary to ensure the reliability of the natural gas distribution system. The increase in natural gas utility revenue was partially offset by a 13.5% decrease in natural gas throughput volumes, primarily related to weather that was 11% warmer during the heating season in the first quarter of 2006. Customers are also taking measures to conserve energy as a result of the high natural gas prices.

The natural gas utility margin decreased $1.5 million (3.2%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The warmer weather (discussed above), resulted in an approximate $3.4 million decrease in margin and residential customer conservation efforts also contributed to the margin decrease. These decreases were partially offset by the rate increase.

Overview of ESI Operations

ESI offers natural gas, electric, and alternative fuel supplies, as well as energy management and consulting services, to retail and wholesale customers. ESI also owns several merchant electric generation plants, primarily in the Midwest and Northeastern United States and adjacent portions of Canada.

Prior to the fourth quarter of 2005, WPS Resources reported two nonregulated segments, ESI and PDI. Effective in the fourth quarter of 2005, WPS Resources began reporting one nonregulated segment, ESI. Segment information related to prior periods has been reclassified to reflect this change.

Income available for common shareholders attributable to ESI was $37.1 million for the quarter ended March 31, 2006, compared to $28.2 million for the same period in 2005.

	Three Months Ended March 31,
(Millions except natural gas sales volumes)	2006	2005	Change

Nonregulated revenues	$1,600.1	$1,077.1	48.6%
Nonregulated cost of fuel, natural gas, and purchased power	1,509.4	1,020.5	47.9%
Margins	$90.7	$56.6	60.2%
Margin Detail
Electric and other margins	$52.4	$36.4	44.0%
Natural gas margins	$38.3	$20.2	89.6%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	14,308.7	8,570.3	67.0%
Retail electric sales volumes in kilowatt-hours	1,209.4	2,047.0	(40.9%)
Wholesale natural gas sales volumes in billion cubic feet	79.8	61.2	30.4%
Retail natural gas sales volumes in billion cubic feet	100.4	90.5	10.9%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours	781.3	990.3	(21.1%)
Retail electric sales volumes in kilowatt-hours	1,001.9	1,754.5	(42.9%)
Wholesale natural gas sales volumes in billion cubic feet	74.2	57.9	28.2%
Retail natural gas sales volumes in billion cubic feet	96.1	77.9	23.4%

ESI's revenues increased $523.0 million (48.6%) for the quarter ended March 31, 2006, compared to the same quarter in 2005, primarily driven by increased natural gas and electricity prices, higher retail and wholesale natural gas volumes, and higher wholesale electric volumes.

ESI's margin increased $34.1 million (60.2%), from $56.6 million for the quarter ended March 31, 2005, to $90.7 million for the quarter ended March 31, 2006. The strong performance of ESI's wholesale electric operations in 2005 continued into the first quarter of 2006. Additionally, ESI's wholesale natural gas operations benefited from volatile natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas). Many other items also contributed to the year-over-year net increase in margin and, as a result, a table has been provided to summarize significant changes. Variances included under "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions and gains and losses that do not frequently occur in ESI's business. All variances depicted in the table are discussed in more detail below.

(Millions)	Increase (Decrease) in Margin for the Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Electric and other margins
Realized and unrealized gains on structured origination contracts	$5.3
ESI generation	(2.3)
Retail electric operations (primarily Michigan and Ohio)	(10.2)
Other wholesale electric operations	15.8

Other significant items:
Oil option activity, net	7.6
Unrealized gains on non-qualifying hedges	2.0
Increased costs related to the liquidation of an electric supply contract in 2005	(2.2)

Net increase in electric and other margins	$16.0

Natural gas margins
Realized natural gas margins (primarily wholesale as well as Canada and Michigan retail)	$5.7

Other significant items:
Spot to forward differential	3.1
Unrealized loss on Ohio mass market options	(3.2)
Other mark-to-market activity	12.5

Net increase in natural gas margins	$18.1

Total increase in ESI's margin	$34.1

ESI's electric and other margins increased $16.0 million (44.0%) for the quarter ended March 31, 2006, compared to the same quarter in 2005. The following items were the most significant contributors to the net change in ESI's electric and other margins:

•
Realized and unrealized gains on structured origination contracts - ESI's electric and other margin increased $5.3 million in the first quarter of 2006, compared to the same quarter in 2005, due to realized and unrealized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers (primarily several municipalities in the northeastern United States). These origination contracts were not in place in the first quarter of 2005. ESI continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise.

•
ESI generation - The margin from ESI's electric generation facilities decreased $2.3 million (11.4%), from $20.2 million for the quarter ended March 31, 2005, to $17.9 million for the quarter ended March 31, 2006. The decrease was driven by a $2.9 million (22.5%) decrease in margin at ESI's Sunbury generation facility. While sales volumes at Sunbury did not change significantly from the first quarter of the prior year, the cost of fuel and emission allowances was significantly higher than in the prior year, a trend that is expected to continue for the remainder of the year. The decrease in margin at Sunbury was partially offset by an increase in margin at ESI's Canada and New England hydroelectric generation facilities, which was driven by increased sales volumes related to higher water flows.

•	Retail electric operations (primarily Michigan and Ohio) - The margin from retail electric operations decreased $10.2 million. The margin from retail electric operations in Michigan decreased $5.9 million and the margin from retail electric operations in Ohio decreased $1.8 million. ESI has experienced significant customer attrition in Michigan as a result of tariff changes granted to Michigan utilities and high wholesale energy prices (See "Other Future Considerations" for more information on ESI's retail electric operations in Michigan). ESI's retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of ESI's contracts with Ohio aggregation customers. ESI remains prepared to offer future retail electric service in Ohio and increase future retail electric service in Michigan as the regulatory climate and market conditions allow.

•
Other wholesale electric operations - A $15.8 million increase in margin from other wholesale electric operations was driven by an increase in net realized and unrealized gains related to trading activities utilized to optimize the value of ESI's merchant generation fleet and customer supply portfolios. As part of its trading activities, ESI seeks to generate profits from the volatility of the price of electricity, by purchasing or selling contracts in established wholesale markets (primarily in the northeastern portion of the United States where ESI has market expertise) under risk management policies set by management and approved by WPS Resources' Board of Directors. ESI also seeks to maximize the value of its generation and customer supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts and options). Period-by-period variability in the margin contributed by ESI's optimization strategies and trading activities is expected due to constantly changing market conditions. ESI continues to produce strong results from its optimization and trading activities and believes it maintains a relatively low risk profile. A diverse mix of products and markets, combined with disciplined execution and exit strategies have allowed ESI to consistently generate economic value and earnings while staying within WPS Resources' Board of Directors' authorized value-at-risk (VaR) limits. For more information on VaR, see "Item 3, Quantitative and Qualitative Disclosures about Market Risk."

•
Oil option activity, net - An increase in mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of ESI's Section 29/45K federal tax credits in 2006 and 2007 contributed $7.6 million to the increase in its electric and other margin. The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings. The benefit from Section 29/45K federal tax credits during a period is primarily based upon estimated annual synthetic fuel production levels, annual earnings projections, and any impact projected annual oil prices may have on the realization of the Section 29/45K federal tax credits. This results in mark-to-market gains or losses being recognized in different periods, compared to any tax credit phase-outs that may be recognized. For more information on Section 29/45K federal tax credits, see Note 10 to the Condensed Notes to Financial Statements, "Commitments and Contingencies."

•
Unrealized gains on non-qualifying hedges - ESI mitigates market price risk fluctuations associated with its merchant generation fleet using derivative instruments; including basis swaps, futures, forwards, and options, in addition to other instruments. Derivative instruments used to mitigate the market price risk associated with ESI's Niagara generation facility do not qualify for hedge accounting under generally accepted accounting principles. As a result, these derivative instruments were required to be marked-to-market, resulting in the recognition of a $2.0 million unrealized gain in the first quarter of 2006. For the remainder of 2006, the derivative instruments will continue to be marked-to-market, without a corresponding offset related to the power expected to be generated from Niagara. Generation plants are not considered derivative instruments, therefore, no gain or loss is recognized on power that can be produced from ESI's Niagara generation facility until it is sold into the market.

•
Increased costs related to the liquidation of an electric supply contract in 2005 - In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that ESI liquidate a firm contract to buy power in 2006 and 2007. At that time, ESI recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine. The cost to purchase power under the new contract was more than the cost under the liquidated contract. As a result of the termination of this contract, purchased power costs to serve customers in Maine will be $6.4 million higher for the year ended December 31, 2006, and slightly higher than the original contracted amount in 2007. The liquidation of this contract had a $2.2 million negative impact on the electric and other margin in the first quarter of 2006, resulting from higher purchased power costs recorded under the new contracts.

The natural gas margin at ESI increased $18.1 million (89.6%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The following items were the most significant contributors to the change in ESI's natural gas margin:

•
Realized natural gas margins (primarily wholesale as well as Canada and Michigan retail) - Realized natural gas margins increased $5.7 million in the first quarter of 2006, compared to the same period in the prior year. The majority of this increase was due to an increase in structured wholesale natural gas transactions related to an increase in the volatility of the price of natural gas and high natural gas storage spreads during the first quarter of 2006. The remaining increase in the realized natural gas margin was driven by retail natural gas operations in Canada and Michigan due to customer growth.

•
Spot to forward differential - The natural gas storage cycle contributed $3.1 million to ESI's margin. For the three months ended March 31, 2006, the natural gas storage cycle had a $0.9 million positive impact on ESI's natural gas margin, compared to a $2.2 million negative impact on margin for the same period of 2005. At March 31, 2006, there was a $4.9 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss), related to the 2006/2007 natural gas storage cycle. This $4.9 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss) related to the 2006/2007 storage cycle is expected to vary with market conditions, but will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.

•
Unrealized loss on Ohio mass market options - A $3.2 million mark-to-market loss on options utilized to manage supply costs for Ohio mass market customers, which were purchased in the latter half of 2005 and expire in varying months through September 2006, had a negative impact on ESI's natural gas margin in the first quarter of 2006. These contracts are utilized to reduce the risk of price movements and changes in consumer consumption patterns. Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts. Full requirements natural gas contracts with ESI's customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.

•
Other mark-to-market activity - Mark-to-market gains on derivatives not previously discussed totaling $8.9 million were recognized in the first quarter of 2006, compared to the recognition of $3.6 million of mark-to-market losses on other derivative instruments in the first quarter of 2005. A significant portion of the difference relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts. Earnings volatility results from the application of derivative accounting rules to the basis swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts or the natural gas sales contracts (as these contracts are not considered derivative instruments). Therefore, no gain or loss is recognized on the transportation contracts or customer sales contracts until settlement.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and the nonutility activities at WPSC and UPPCO. Holding Company and Other operations recognized earnings of $0.8 million during the quarter ended March 31, 2006, compared to earnings of $0.2 million during the same period in 2005. A $3.7 million increase in pre-tax equity earnings from ATC drove the increase in earnings. Pre-tax equity earnings from ATC were $8.9 million for the quarter ended March 31, 2006, compared to $5.2 million for the quarter ended March 31, 2005. Partially offsetting the increase in earnings from ATC, operating expenses increased $2.7 million.

Operating Expenses

	Three Months Ended March 31,
WPS Resources' Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$131.2	$133.3	(1.6%)
Depreciation and decommissioning expense	24.1	29.2	(17.5%)
Taxes other than income	13.3	12.0	10.8%

Operating and Maintenance Expense

Operating and maintenance expenses decreased $2.1 million (1.6%) for the quarter ended March 31, 2006, compared to the same period in 2005. Utility operating and maintenance expenses decreased $9.0 million (8.5%), driven by a $15.8 million decrease in operating and maintenance expenses at WPSC, partially offset by $4.1 million of transition costs incurred in the first quarter of 2006 related to the acquisition of Michigan retail natural gas distribution operations and the anticipated acquisition of Minnesota retail natural gas distribution operations from Aquila. The transition costs primarily related to outsourcing transition costs and other legal and consulting fees. WPS Resources will be outsourcing certain customer functions of the Michigan and Minnesota operations to a third-party vendor. The following items were the most significant contributors to the $15.8 million decrease in operating and maintenance expenses at WPSC:

•
WPSC refunded $13.8 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning fund to ratepayers in the first quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of this fund.

•
Operating and maintenance expenses related to the Kewaunee nuclear plant decreased approximately $12 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expenses related to Kewaunee did not have a significant impact on net income as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the power is included as a component of utility cost of purchased power.

•	Write-offs of uncollectible customer accounts increased $2.1 million in the first quarter of 2006, compared to the same period in 2005, due primarily to higher energy costs.
•
Excluding Kewaunee, maintenance expenses at WPSC increased $1.9 million in the first quarter of 2006, compared to the first quarter of 2005. Planned maintenance was required on certain combustion turbines in the first quarter of 2006, and maintenance expenses related to electric distribution assets also increased.

•
In the first quarter of 2006, WPSC began amortizing costs that were deferred related to the 2005 Kewaunee outage. In the first quarter of 2006, $0.4 million of costs were amortized, compared to the deferral of $1.1 million of costs related to the outage in the first quarter of 2005, resulting in a $1.5 million increase in operating and maintenance expense.

•	Customer account expenses increased $1.2 million, driven by an increase in consulting fees related to the implementation of a new software system.
•	Transmission-related expenses increased $1.0 million.

Operating and maintenance expenses at ESI increased $3.9 million, largely due to higher payroll and benefit costs related to continued business expansion.

Operating and maintenance expenses related to the Holding Company and Other segment operations increased $2.7 million.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $5.1 million (17.5%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, driven by a $4.7 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005, and $2.0 million of decommissioning expense that was recorded in the first quarter of 2005. Subsequent to the sale of Kewaunee in July 2005, decommissioning expense is no longer recorded. In the first quarter of 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Other Income (Expense)" below). Additional depreciation expense related to continued capital investments at WPSC partially offset the decreases discussed above.

Taxes Other Than Income

Taxes other than income increased $1.3 million (10.8%), primarily due to an increase in gross receipts taxes paid by WPSC as a result of higher revenues.

Other Income (Expense)

	Three Months Ended March 31,
WPS Resources' Other Income (Expense) (Millions)	2006	2005	Change

Miscellaneous income	$8.5	$7.7	10.4%
Interest expense	(18.2)	(16.2)	12.3%
Minority interest	1.2	1.0	20.0%
Other expense	$(8.5)	$(7.5)	13.3%

Miscellaneous Income

Miscellaneous income increased $0.8 million (10.4%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The increase in miscellaneous income was driven by a $3.7 million increase in pre-tax equity earnings from ATC, partially offset by a decrease relating to $2.4 million of realized gains on nuclear decommissioning trust assets recorded in the first quarter of 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the 2005 realized gains was substantially offset by an increase in decommissioning expense in 2005.

Interest Expense

Interest expense increased $2.0 million (12.3%) for the quarter ended March 31, 2006, compared to the same period in 2005, due primarily to an increase in the average amount of short-term debt outstanding and higher interest rates on short-term debt. In the first quarter of 2006, short-term debt was primarily utilized to fund the construction of Weston 4, and for working capital requirements at ESI.

Provision for Income Taxes

The effective tax rate was 31.7% for the quarter ended March 31, 2006, compared to 21.9% for the quarter ended March 31, 2005. The increase in the effective tax rate was driven by a decrease in Section 29/45K federal tax credits recognized in the first quarter of 2006, compared to the same period in 2005. Our ownership interest in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $4.5 million in the first quarter of 2006, compared to $12.8 million during the quarter ended March 31, 2005. The decrease in Section 29/45K federal tax credits recognized was driven by the impact high oil prices may have on our ability to realize the benefit of Section 29/45K federal tax credits and also due to timing of recognizing tax credits in interim financial statements as required by generally accepted accounting principles.

At March 31, 2006, based upon estimated annual average oil prices, we anticipated that approximately 51% of the 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out. Based on the amount of the anticipated Section 29/45K phase-out at March 31, 2006, our 2006 annual production assumption is that it is more likely than not that

WPS Resources (in order to save on production costs) will also begin curtailing our share of production sometime late in the third quarter of 2006. However, our hedged position may offer a number of alternatives to improve expected results that do not involve production curtailment. WPS Resources estimates that an additional $4.9 million of tax credits would have been recognized in the first quarter of 2006 absent the projected production curtailment and tax credit phase-out.

Generally accepted accounting principles require our year-to-date interim effective tax rate to reflect our projected annual effective tax rate. As a result, we estimate the effective tax rate for the year and, based upon year-to-date pre-tax earnings, record tax expense for the period to reflect the projected annual effective tax rate. Therefore, although Section 29/45K federal tax credits are produced approximately ratably throughout the year, the amount of credits reflected in the provision for income taxes during the quarters ended March 31, 2006, and 2005, was based upon the projected annual effective tax rate for each year, resulting in a decrease in tax credits recognized in the first quarter of 2006, compared to 2005.

For the year ending December 31, 2006, including the projected production curtailment and phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $10 million, excluding hedging strategies. If no phase-out occurs then we would expect to recognize approximately $26 million of tax credits in 2006, however, based upon current legislation, oil prices would have to drop considerably during the remainder of the year to avoid any phase-out. For the year ended December 31, 2005, we recognized the benefit of Section 29/45K federal tax credits totaling $26.1 million. See Note 10 "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets, and borrowing capacity made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies. Currently, we believe our credit ratings are among the best in the energy industry (see "Financing Cash Flows - Credit Ratings," below).

Operating Cash Flows

During the three months ended March 31, 2006, net cash provided by operating activities was $50.8 million, compared with $169.6 million for the same quarter in 2005. The $118.8 million decrease in net cash provided by operating activities was driven by a $113.2 million increase in cash required to fund working capital requirements, primarily at ESI, which resulted from an increase in natural gas inventories from December 31, 2005, to March 31, 2006, compared to a decrease in natural gas inventories from December 31, 2004, to March 31, 2005. The increase in natural gas inventories is related to an increase in structured wholesale natural gas transactions in the first quarter of 2006 due to an increase in the volatility of the price of natural gas and high natural gas storage spreads.

Investing Cash Flows

Net cash used for investing activities was $424.1 million during the three months ended March 31, 2006, compared to $76.4 million during the same quarter in 2005. The change is primarily due to $314.9 million of cash that was placed in escrow to finance the April 1, 2006 acquisition of the Michigan natural gas distribution operations from Aquila, and $17.6 million required to purchase emission allowances, primarily related to operations at Sunbury. Also contributing to the increase in cash used for investing activities was an increase in capital expenditures of $5.6 million (mostly related to WPSC), as well as increased contributions to ATC.

During the first three months of 2006, WPS Resources invested $16.1 million in ATC (related to its requirement to fund a portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line), compared to $12.1 million in the first three months of 2005. This increased WPS Resources' consolidated ownership interest in ATC to approximately 33%.

Capital Expenditures

Capital expenditures by business segment for the quarter ended March 31 are as follows:

(Millions)	2006	2005

Electric utility	$59.1	$53.0
Gas utility	4.4	5.3
ESI	1.9	1.7
Other	0.4	0.2
WPS Resources consolidated	$65.8	$60.2

The increase in capital expenditures at the electric utility for the quarter ended March 31, 2006, as compared to the same period in 2005, is mainly due to higher capital expenditures associated with the construction of Weston 4.

Financing Cash Flows

Net cash provided by financing activities was $368.3 million during the quarter ended March 31, 2006, compared to net cash used for financing of $84.1 million during the same quarter in 2005. The change is primarily attributed to $380.8 million of cash received from commercial paper borrowings in the first quarter of 2006 ($314.9 million of which was placed into escrow to finance the April 1, 2006, acquisition of the Michigan natural gas distribution operations from Aquila), with the balance used for construction expenditures related to Weston 4 and other general corporate purposes. In 2005, WPS Resources was able to pay down $76.8 million of commercial paper borrowings from cash received from operating activities.

Significant Financing Activities

WPS Resources had outstanding commercial paper borrowings of $635.6 million and $202.9 million at March 31, 2006, and 2005, respectively. WPS Resources had other outstanding short-term debt of $10.0 million and $12.7 million as of March 31, 2006, and 2005, respectively.

In the first quarter of 2006 and 2005, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $6.4 million and $12.2 million for the three months ended March 31, 2006, and 2005, respectively. WPS Resources did not repurchase any existing common stock during the three months ended March 31, 2006, or 2005.

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

In September 2005, Standard & Poor's had placed all of WPS Resources' and WPSC's credit ratings on CreditWatch with negative implications as a result of WPS Resources' announcement that it entered into a definitive agreement with Aquila to acquire its natural gas distribution operations in Michigan and Minnesota. However, in January 2006, Standard & Poor's removed WPS Resources and WPSC from CreditWatch and affirmed WPS Resources' "A" corporate credit rating and "A" senior unsecured debt rating. Also, the corporate credit ratings of WPSC were affirmed at "A+." Standard & Poor's stated that the consolidated ratings of WPS Resources reflected the strength and cash flow stability of its utility subsidiaries and the two relatively low risk natural gas utilities being acquired. Standard & Poor's outlook continues to be negative for WPS Resources and WPSC as the companies have several events that must be successfully completed before the companies' performance can be considered stable. WPS Resources must successfully complete the integration of the retail natural gas operations acquired in Michigan and also the retail natural gas operations being acquired in Minnesota, and WPSC must complete the construction of Weston 4 on time and on budget.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of March 31, 2006 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,248.2	$55.4	$111.7	$312.4	$768.7
Operating leases	21.4	3.4	7.2	4.8	6.0
Commodity purchase obligations	6,928.9	3,220.2	2,264.3	722.3	722.1
Purchase orders	543.1	421.8	120.5	0.8	-
Capital contributions to equity method investment	62.9	23.8	39.1	-	-
Other	383.8	45.0	72.4	38.9	227.5
Total contractual cash obligations	$9,188.3	$3,769.6	$2,615.2	$1,079.2	$1,724.3

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. Energy supply contracts at ESI included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. WPSC and UPPCO expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Capital contributions to equity method investment include our commitment to fund a portion of ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line together with ATC. Other mainly represents expected pension and postretirement funding obligations. The table above does not reflect obligations under the definitive agreements with Aquila to acquire its natural gas distribution operations in Michigan and Minnesota, which are discussed in Note 4, "Acquisitions and Sales of Assets," in the Condensed Notes to Financial Statements.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be $906.4 million in the aggregate for the 2006 through 2008 period. The largest of these expenditures is for the construction of Weston 4. WPSC is expected to incur costs of approximately $278 million from 2006 through 2008 related to its 70% ownership interest in this facility.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs. In November 2005, DPC purchased a 30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale. WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project. WPSC will have a larger than 70% interest in these common facilities. DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant. As of March 31, 2006, WPSC has incurred a total cost of $316.6 million related to its ownership interest in the project. In addition to the costs discussed above, WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $66 million to fund construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur in June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period 2006 through 2008 include approximately $361 million of distribution projects (including replacement of utility poles, transformers, meters, etc.), environmental projects of approximately $167 million, other expenditures at WPSC generation plants to ensure continued reliability of these facilities of approximately $59 million, and corporate services infrastructure projects of approximately $33 million.

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC. WPS Resources committed to fund 50% of total project costs incurred up to $198 million. WPS Resources will receive additional equity in ATC in exchange for the project funding. WPS Resources may terminate funding if the project extends beyond January 1, 2010. The total cost of the project is estimated at $420.3 million and it is expected that the line will be completed and placed in service in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to 50% of the revised cost estimate. However, WPS Resources' future funding of the line will be reduced by the amount funded by Allete, Inc. Allete has exercised its option to fund a portion of the Wausau to Duluth transmission line. WPSC and Allete agreed that Allete will fund up to $60 million of future capital calls for the line. Considering this, for the period January 2006 through the completion of the line in 2008, WPS Resources expects to fund up to approximately $61 million for its portion of the Wausau to Duluth transmission line.

WPS Resources expects to provide additional capital contributions to ATC of approximately $78 million for the period 2006 through 2008 for other projects.

UPPCO is expected to incur construction expenditures of about $48 million in the aggregate for the period 2006 through 2008, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

Capital expenditures identified at ESI for 2006 through 2008 are expected to be approximately $16 million, largely due to scheduled major maintenance projects at ESI's generation facilities and computer equipment related to business expansion and normal technology upgrades.

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

Capital Resources

As of March 31, 2006, both WPS Resources and WPSC were in compliance with all of the covenants under their lines of credit and other debt obligations.

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

In April 2006, WPS Resources filed a shelf registration under the SEC new securities offering reform rules for the ability to issue debt, equity, and certain types of hybrid securities. This shelf registration statement includes the unused capacity remaining under WPS Resources' prior registration statement. Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security. Under the new SEC securities offering reform rules, WPS Resources will be able to issue securities under this registration statement for three years. WPS Resources' Board of Directors has authorized the issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement.

In April 2006, ESI entered into a $150 million credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the Intercontinental Exchange. Future borrowings under this agreement will be guaranteed by WPS Resources and subject to the aggregate $1.5 billion guarantee limit authorized for ESI by WPS Resources' Board of Directors.

In March 2006, WPS Resources entered into a $47 million unsecured revolving credit agreement with Citibank, N.A. The credit agreement supports two letters of credit for ESI business operations and will mature on May 31, 2006. This credit agreement has representations and covenants that are similar to those in our existing credit facilities.

In November 2005, WPS Resources entered into two unsecured revolving credit agreements of $557.5 million and $300 million with J.P. Morgan Chase Bank and Bank of America Securities LLC. These credit facilities are bridge facilities intended to backup commercial paper borrowings related to the purchase of the Michigan and Minnesota natural gas distribution operations from Aquila and to support purchase price adjustments related to working capital at the time of the closing of the transactions. The capacity under the bridge facilities will be reduced by the amount of proceeds from any long-term financing we complete, with the exception of proceeds from the November 2005 equity offering. The credit agreements will be further reduced as permanent or replacement financing is secured. Under the $300 million credit agreement, loans cannot exceed the purchase price adjustments in connection with the Aquila acquisitions and no more than $200 million can be borrowed for purchase price adjustments related to the first acquisition. Under the $300 million facility, these loan commitments will be reduced by one-third 90 days after the consummation of the applicable acquisition with the remaining two-thirds due 180 days after the consummation of the applicable acquisition (or earlier if long-term financing or replacement credit agreements are executed). Both of these credit agreements mature on September 5, 2007. These credit agreements have representations and covenants that are similar to those in our existing credit facilities. On March 31, 2006, in order to meet short-term financing requirements related to the acquisition of the Michigan natural gas operations from Aquila, WPS Resources issued $269.5 million of commercial paper supported by the $557.5 million credit agreement and $45.4 million of commercial paper supported by the $300 million credit agreement. See

Note 4, "Acquisitions and Sales of Assets," for more information related to the purchase of Aquila's Michigan and Minnesota natural gas distribution operations.

In November 2005, WPS Resources entered into a forward equity sale agreement with an affiliate of J.P. Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of WPS Resources' common stock. In connection with the forward agreement, and at WPS Resources' request, J.P. Morgan Securities borrowed an equal number of shares of WPS Resources' common stock from stock lenders and sold the borrowed shares to the public. Subject to certain exceptions, WPS Resources has the right to elect physical or cash settlement of the forward sale agreement on a date or dates to be specified by WPS Resources within approximately one year of the date of the original public offering. WPS Resources expects to physically settle the forward agreement and use the proceeds to partially finance the acquisition of the Michigan natural gas distribution operations from Aquila, the proposed acquisition of the Minnesota natural gas distribution operations of Aquila, and for general corporate purposes. If the forward agreement would have been physically settled by delivery of shares at March 31, 2006, WPS Resources would have received $139.0 million, based on the March 31, 2006, forward share price of $51.49 per share for the 2.7 million shares, net of underwriting discounts and commissions. The forward equity agreement had no initial fair value. At settlement, the forward equity sale agreement will be recorded within equity. The use of a forward agreement allows WPS Resources to avoid market uncertainty by pricing a stock offering under then existing market conditions, while mitigating share dilution by postponing the issuance of stock until funds are needed.

In June 2005, WPS Resources entered into an unsecured $500 million 5-year credit agreement. This revolving credit line replaces the former 364-day credit line facilities, which had a borrowing capacity of $400 million. WPSC also entered into a new 5-year credit facility, for $115 million, to replace its former 364-day credit line facility for the same amount. The credit lines are used to back 100% of WPS Resources' and WPSC's commercial paper borrowing programs and the majority of letters of credit for WPS Resources and WPSC. As of March 31, 2006, there was a total of $167.2 million and $28.2 million available under WPS Resources' and WPSC's credit lines, respectively.

Other Future Considerations

Agreement to Purchase Aquila's Michigan and Minnesota Natural Gas Distribution Operations

For an update on the acquisition of Aquila's Natural Gas Distribution Operations in Michigan and Minnesota, see Note 4, "Acquisition and Sales of Assets."

Beaver Falls

For a discussion of Beaver Falls outage, see Note 10, "Commitments and Contingencies."

Asset Management Strategy

WPS Resources continues to evaluate alternatives for the sale of the balance of our identified real estate holdings no longer needed for operation.

Regulatory Matters and Rate Trends

Under the prevailing Wisconsin fuel rules, WPSC's 2006 electric rates are subject to adjustment when electric generation fuel and purchased power costs fall outside of a pre-determined band. This band was set at +2.0% and -0.5%, for 2006 by the PSCW. On March 8, 2006, the PSCW filed a notice of proceeding to review fuel rates as WPSC fuel costs were below the  -0.5% limit. On April 25, 2006, WPSC filed with the PSCW a stipulation and agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January through March 2006 as well as the projected savings in April through June 2006. This refund will be a credit to customers' bills over the months of May 2006 to August 2006. A current liability of $9.4 million has been recorded at March 31, 2006 for a portion of the savings realized through March 31. Rates remain subject to refund under the agreement through the end of the year.

Because a significant portion of WPSC's electric load is served by natural gas-fired generation, the volatile nature of natural gas prices, and the relatively narrow tolerance band in Wisconsin, the likelihood for future rate adjustment in 2006 is strong. To mitigate the risk of the potential for unrecoverable fuel costs in 2006 due to market price volatility, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

The price of natural gas is currently high compared to historical levels. While the WPSC natural gas utility is authorized one-for-one recovery of prudently incurred natural gas costs in both the Wisconsin and Michigan jurisdictions, the currently high natural gas rates could impact the ability of retail customers to pay for natural gas service and, therefore, increase WPSC's exposure to write-offs during 2006.

In WPSC's 2006 retail electric rate proceeding, the PSCW applied a "financial harm" test when considering the rate recovery of deferred costs previously authorized for accounting purposes. While the application of a financial harm test is authorized, it has not been applied in the past by the PSCW when considering the rate recovery of costs that were previously authorized for deferral. In WPSC's 2006 rate proceeding, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee. The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee. None of these disallowed costs were found to be imprudent by the PSCW. In light of the PSCW's decision, WPSC still believes it is probable that all regulatory assets recorded at March 31, 2006, will be able to be collected from ratepayers.

For a discussion of regulatory filings and decisions, see Note 16, "Regulatory Environment," in the Condensed Notes to Financial Statements.

In both 2005 and 2006, forecasting and monitoring fuel costs have become extremely difficult for both the PSCW and WPSC. These challenges can be attributed to the implementation of the MISO Day 2 market and the recent volatility in natural gas prices. The PSCW has received several applications from various Wisconsin electric utilities under the PSC Chapter 116 fuel rules for large rate increases due to increased gas prices, and, on February 7, 2006, the PSCW opened a docket to review the fuel rules. WPSC submitted comments in hopes that revisions will be made to the current fuel rules. WPSC believes that the PSCW's role should be one of approving a utility's overall fuel cost management plan and determining prudence after the fact.

Energy Efficiency and Renewables Act

On March 17, 2006, Wisconsin Governor Jim Doyle signed Senate Bill 459, the Energy Efficiency and Renewables Act, requiring that by 2015 10% of the state's electricity be generated from renewable sources, in an effort to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs. As of March 31, 2006, approximately 4% of WPS Resources' generation is from renewable sources. WPS Resources continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet the 10% requirement by 2015.

Industry Restructuring - Michigan

Under the current Electric Choice program in Michigan, ESI established itself as a significant supplier to the industrial and commercial markets. However, prolonged high wholesale energy prices coupled with recently approved tariff changes for the regulated utilities have almost eliminated the savings customers can obtain from contracting with non-utility suppliers. As a result, many customers have returned to the bundled tariff service of the incumbent utilities. The high wholesale energy prices and tariff changes have caused a reduction in new business and renewals for ESI. ESI's Michigan retail electric business for the first quarter of 2006 declined to less than one-third the peak megawatts it was in 2005. However, both

Detroit Edison and Consumers Energy have initiated proceedings before the MPSC for rate increases relating to the recovery of substantial power supply costs incurred but not included in rates in 2005. In addition, Electric Choice advocates continue their efforts at both the MPSC and the Legislature. These efforts focus on the removal and reversal of stranded cost charges and securing a corresponding energy benefit for Electric Choice customers who must pay Securitization and Nuclear Decommissioning charges.

The status of Michigan's electric markets and more specifically the MPSC's Capacity Needs Report of January 3, 2006, have been the subject of hearings in both the Senate and House Energy Committees. In addition, on April 6, 2006, Governor Granholm issued an Executive Directive instructing MPSC Chair Peter Lark to complete a state energy plan no later than December 31, 2006. If legislation rolling back the Electric Choice market is enacted, it could diminish the benefits of competitive supply for Michigan business customers. The impact on ESI of all the above coupled with the volatile wholesale power market could range from significantly increasing Michigan business to a possible decision by ESI to exit Michigan's retail electric market and redirect resources to more vibrant markets. However, it is unlikely that the most significant stakeholder, the customer, will stand for any set of outcomes that eradicates Electric Choice. ESI is actively participating in the legislative and regulatory process in order to protect its interests in Michigan.

Expansion of Operations into Texas

In the fourth quarter of 2005, ESI began developing a product offering in the Texas retail electric market. Due to the thriving Texas market structure (unencumbered by a regulated offering that is not market based) and having been presented with a good opportunity to enter the Texas retail market, ESI hired experienced personnel in that region. ESI is currently developing systems, processes, and controls and expects to be an approved competitive supplier before the end of the second quarter with delivery to customers in the third quarter 2006. ESI previously had a market presence in Houston with natural gas producer services originators. While historically ESI limited its retail activities to the northeastern quadrant of the United States and the adjacent portion of Canada, the entry into the Texas market offers an opportunity to leverage the infrastructure and capability ESI developed to provide products and services that it believes customers will value.

Seams Elimination Charge Adjustment

For a discussion of SECA, see the Note 16, "Regulatory Environment," in the Condensed Notes to Financial Statements.

Income Taxes

-Section 29/45K Federal Tax Credits-

For a discussion of Section 29/45K federal tax credits, see the Note 10, "Commitments and Contingencies," in the Condensed Notes to Financial Statements.

-Peshtigo River Land Donation-

In 2004, WPS Resources submitted a request to have the IRS conduct a pre-filing review of a tax position related to its 2004 tax return. The tax position is related to the value of the Peshtigo River land donated to the WDNR in 2004, for which WPS Resources recorded a $4.1 million income tax benefit. In April 2006, the IRS notified WPS of their intent to audit the 2004 WPSR consolidated tax return. Based on an opening discussion, a limited issue focused examination will be conducted covering several issues, including the Peshtigo River Land donation. We believe our position is appropriate and will pursue this matter if challenged by the IRS upon examination of the tax return.

Environmental

See Note 10, "Commitments and Contingencies," in the Condensed Notes to Financial Statements for a detailed discussion of environmental considerations.

Midwest Independent Transmission System Operator

WPSC, UPPCO, and ESI are members of the MISO, which provides transmission service and operates a market in the Midwest, including Wisconsin and the Upper Peninsula of Michigan, and is based on a locational marginal pricing system. The pricing mechanism expanded the market from a physical market to also include financial instruments and is intended to send price signals to stakeholders where generation or transmission system expansion is needed.

Although the market has been operating well, there continues to be market issues that must be resolved. MISO Day 2 has the potential to significantly impact the cost of transmission for eastern Wisconsin and the Upper Peninsula of Michigan system, including WPSC and UPPCO, as well as ESI. Under this market-based approach, where there is abundant transmission capacity, overall costs should be less due to the ability to access lower cost generation from across the MISO footprint. For areas with narrowly constrained transmission capacity, such as Wisconsin and the Upper Peninsula of Michigan, costs could be higher due to the congestion and marginal loss pricing components. For the utilities in eastern Wisconsin and the Upper Peninsula of Michigan, mechanisms have been deployed to offset these potential increased costs in the first five years of the Day 2 market. If the market works appropriately, the costs to ESI, excluding the SECA (discussed in the Federal section within Note 16, "Regulatory Environment," in the Condensed Notes to Financial Statements), should be similar to the pre-Day 2 market costs. If there are incremental costs or savings to WPSC and UPPCO, they will be passed through to our customers under existing tariffs. WPSC and UPPCO received approval from their respective commissions to defer costs associated with implementation of the MISO Day 2 market ($21.5 million has been deferred through March 31, 2006); however, WPSC and UPPCO face regulatory risk associated with being able to collect these costs from customers in future periods.

WPSC has established an energy market risk policy and a risk management plan to facilitate utilization of financial instruments for managing market risks associated with the Day 2 energy market. The PSCW has approved this plan, allowing WPSC to pass the costs and benefits of several specific risk management strategies through the PSCW's fuel rules, deferral, or escrow processes. As of March 31, 2006, risk mitigation opportunities have been implemented to manage both regulatory risk and risks associated with the Day 2 energy market.

MISO participants offer their generation and bid their customer load into the market on an hourly basis. This results in net receipts from, or net obligations to, MISO for each hour of each day. MISO aggregates these hourly transactions and currently provides updated settlement statements which may reflect billing adjustments and result in an increase or decrease to the net receipt from or net obligation to MISO. The billing adjustments may or may not be recovered through the rate recovery process. Market participants may dispute the updated settlement statements and related charges.

At the end of each month, the amount due from or payable to MISO is estimated for those operating days where a 7-day settlement statement is not yet available, thus significant changes in the estimates and new information provided by MISO in subsequent settlement statements or through tariff interpretation changes could have a material impact on our results of operations.

MARKET PRICE RISK MANAGEMENT ACTIVITIES - WPS RESOURCES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of ESI, along with oil options used to mitigate the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized. ESI's marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Derivative instruments are utilized in these operations. ESI measures the fair value of derivative instruments (including NYMEX exchange and over-the-counter contracts, options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments) on a mark-to-market basis. The fair value of derivatives is included in assets or liabilities from risk management activities on WPS Resources' Condensed Consolidated Balance Sheets.

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas and oil pricing is the settled forward price curve of the NYMEX exchange. Basis pricing is derived from published indices and documented broker quotes. ESI bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of ESI's assets and liabilities from risk management activities for the three months ended March 31, 2006.

ESI Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total

Fair value of contracts at December 31, 2005	$23.6	$8.2	$29.8	$61.6
Less - contracts realized or settled during period	1.1	(11.4)	3.3	(7.0)
Plus - changes in fair value of contracts in existence at March 31, 2006	8.7	33.0	29.7	71.4
Fair value of contracts at March 31, 2006	$31.2	$52.6	$56.2	$140.0

The fair value of contracts at December 31, 2005, and March 31, 2006, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period includes the value of contracts in existence at December 31, 2005, that were no longer included in the net mark-to-market assets as of March 31, 2006, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133. Changes in fair value of existing contracts include unrealized gains and losses on contracts that existed at December 31, 2005, and contracts that were entered into subsequent to December 31, 2005, which are included in ESI's portfolio at March 31, 2006. In the above table, "changes in fair value of contracts in existence at March 31, 2006" also includes gains and losses at the inception of contracts when a liquid market exists. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts (generally for contracts with a duration of less than five years). The table below shows the sources of fair value and maturity of ESI's risk management instruments.

ESI Risk Management Contract Aging at Fair Value As of March 31, 2006
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Total Fair Value
Prices actively quoted	$41.8	$7.7	$1.1	$50.6
Prices provided by external sources	56.1	22.122.1	11.1	89.3
Prices based on models and other valuation methods	0.1	-	-	0.1
Total fair value	$98.0	$29.8	$12.2	$140.0

We derive the pricing for most contracts in the above table from active quotes or external sources. "Prices actively quoted" includes exchange-traded contracts such as NYMEX contracts and basis swaps. "Prices provided by external sources" includes electric and natural gas contract positions for which pricing information, used by ESI to calculate fair value, is obtained primarily through broker quotes and other publicly available sources. "Prices based on models and other valuation methods" includes electric contracts for which reliable external pricing information does not exist.

ESI employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. However, the application of SFAS No. 133 and its related hedge accounting rules causes ESI to experience earnings volatility associated with electric and natural gas operations, as well as oil options utilized to protect the value of a portion of ESI's Section 29/45K federal tax credits. While risks associated with power generating capacity and power and natural gas sales are economically hedged, certain transactions do not meet the definition of a derivative or do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods. The result can cause volatility in ESI's reported period-by-period earnings; however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement. The accounting treatment does not impact the underlying cash flows or economics of these transactions. See "Results of Operations - WPS Resources" for information regarding earnings volatility caused by the natural gas storage cycle.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

In accordance with the rules proposed by the SEC in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2005, are still current and that there have been no significant changes.

RESULTS OF OPERATIONS - WPSC

WPSC is a regulated electric and natural gas utility as well as a holding company. Electric operations accounted for approximately 54% of revenues for the quarter ended March 31, 2006, while natural gas operations accounted for 46% of revenues for the quarter ended March 31, 2006.

First Quarter 2006 Compared with First Quarter 2005

WPSC Overview

WPSC's earnings on common stock for the quarters ended March 31 are shown in the following table:

WPSC's Results (Millions)	2006	2005	Change

Earnings on common stock	$26.2	$37.6	(30.3%)

WPSC's earnings on common stock were $26.2 million for the quarter ended March 31, 2006, compared to $37.6 million for the quarter ended March 31, 2005. As discussed in more detail below, the following factors negatively impacted earnings for the quarter ended March 31, 2006, compared to the same period in 2005.

•
Electric utility earnings decreased $8.3 million, from $22.4 million for the quarter ended March 31, 2005 to $14.1 million for the quarter ended March 31, 2006. The decrease in electric utility earnings was driven by the negative impact residential customer conservation efforts and warmer weather conditions had on the electric utility margin in the first quarter of 2006, compared to the same quarter in 2005. The Kewaunee power purchase agreement and the refund of a portion of the proceeds received from the liquidation of the Kewaunee nonqualified nuclear decommissioning fund had little impact on earnings as these items were offset within revenues and operating expenses.

•
Natural gas utility earnings decreased $3.3 million, from $14.0 million for the quarter ended March 31, 2005, to $10.7 million for the quarter ended March 31, 2006, primarily due to weather that was approximately 11% warmer during the heating season in the first quarter of 2006, compared to the same quarter in 2005. The warmer weather conditions had an approximate $3.4 million unfavorable impact on the natural gas margin. Residential customer conservation due to higher natural gas prices in the first quarter of 2006, compared to 2005 also negatively impacted margin.

Electric Utility Operations

	Three Months Ended March 31,
Electric Utility Results (Millions)	2006	2005	Change

Revenue	$229.4	$219.8	4.4%
Fuel and purchased power	112.2	69.1	62.4%
Margin	$117.2	$150.7	(22.2%)
Sales in kilowatt-hours	3,525.0	3,445.0	2.3%

Electric utility revenue increased $9.6 million (4.4%) for the quarter ended March 31, 2006, compared to the same quarter in 2005, largely due to an approved annual electric rate increase for WPSC's Wisconsin retail customers and a 2.3% increase in electric sales volumes. In December 2005, the PSCW approved a retail electric rate increase of $79.9 million (10.1%), effective January 1, 2006. The retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), and also for costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, rates were lowered to reflect a refund to customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the sale of Kewaunee. The increase in electric sales volumes was largely due to a 15% increase in wholesale sales volumes, driven by higher demand from existing WPSC wholesale customers. The increase in electric sales volumes to the wholesale customers was largely offset by a decrease in electric sales volumes to higher margin residential customers, resulting from residential customer conservation efforts and warmer weather during the heating season in the first quarter of 2006, compared to the same period in 2005. Residential customers are taking measures to conserve energy as a result of recent rate increases.

The electric utility margin decreased $33.5 million (22.2%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Prior to the sale of Kewaunee, only nuclear fuel expense was reported as a component of fuel, natural gas, and purchased power. Subsequent to the sale, all payments to Dominion for power purchased from Kewaunee are reported as a component of utility cost of fuel, gas, and purchased power. These include both variable payments for energy delivered and fixed payments. As a result of the sale, WPSC no longer incurs operating and maintenance expenses, depreciation and decommissioning expense, or interest expense related to Kewaunee.

Excluding the $24.0 million of fixed payments made to Dominion in the first quarter of 2006, WPSC's electric utility margin decreased $9.5 million, which was driven by a $13.8 million decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning fund to customers. Pursuant to regulatory accounting, the decrease in margin related to this refund was offset by a corresponding decrease in operating and maintenance expenses as explained below and, therefore, did not have a significant impact on earnings. Adjusting for the decrease in revenues related to the refund, the electric utility margin increased $4.3 million. The retail electric rate increase and an increase in margin related to higher sales volumes to wholesale customers drove the remaining net increase in the electric utility margin. However, the increase in margin provided by the rate increase and the increase in wholesale electric sales volumes, was largely offset by a decrease in electric sales volumes to WPSC's higher margin residential electric customers. Residential customer conservation efforts and weather that was approximately 11% warmer during the heating season drove the decrease in residential sales volumes.

Gas Utility Operations

	Three Months Ended March 31,
Gas Utility Results (Millions)	2006	2005	Change

Revenues	$193.0	$174.6	10.5%
Purchase costs	148.2	128.3	15.5%
Margins	$44.8	$46.3	(3.2%)
Throughput in therms	266.9	308.7	(13.5%)

Natural gas utility revenue increased $18.4 million (10.5%) for the quarter ended March 31, 2006, compared to the same quarter in 2005. Natural gas utility revenue increased primarily as a result of an increase in the per-unit price of natural gas and a rate increase. Natural gas costs were 36.9% higher (on a per-unit basis) during the quarter ended March 31, 2006, compared to the same quarter in 2005. Following regulatory practice, WPSC passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the PSCW and the MPSC. In December 2005, the PSCW issued a final order authorizing an annual natural gas rate increase of $7.2 million (1.1%), effective January 1, 2006. The rate increase was required as a result of infrastructure improvements necessary to ensure the reliability of the natural gas distribution system. The increase in natural gas utility revenue was partially offset by a 13.5% decrease in natural gas throughput volumes, primarily related to weather that was 11% warmer during the heating season in the first quarter of 2006, compared to the same period in 2005. Customers are also taking measures to conserve energy as a result of the high natural gas prices.

The natural gas utility margin decreased $1.5 million (3.2%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The warmer weather (discussed above), resulted in an approximate $3.4 million decrease in margin and residential customer conservation efforts also contributed to the margin decrease. These decreases were partially offset by the rate increase.

Operating Expenses

	Three Months Ended March 31,
Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$82.4	$98.2	(16.1%)
Depreciation and decommissioning expense	19.8	25.1	(21.1%)

Operating and Maintenance Expense

Operating and maintenance expenses decreased $15.8 million (16.1%) for the quarter ended March 31, 2006, compared to the same period in 2005. The following items were the most significant contributors to the decrease in operating and maintenance expenses at WPSC:

•
WPSC refunded $13.8 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning fund to ratepayers in the first quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of this fund.

•
Operating and maintenance expenses related to the Kewaunee nuclear plant decreased approximately $12 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expenses related to Kewaunee did not have a significant impact on net income as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of power is included as a component of utility cost of purchased power.

•	Write-offs of uncollectible customer accounts increased $2.1 million in the first quarter of 2006, compared to the same period in 2005, due primarily to higher energy costs.
•
Excluding Kewaunee, maintenance expenses at WPSC increased $1.9 million in the first quarter of 2006, compared to the first quarter of 2005. Planned maintenance was required on certain combustion turbines in the first quarter of 2006, and maintenance expenses related to electric distribution assets also increased.

•
In the first quarter of 2006, WPSC began amortizing costs that were deferred related to the 2005 Kewaunee outage. In the first quarter of 2006, $0.4 million of costs were amortized, compared to the deferral of $1.1 million of costs related to the outage in the first quarter of 2005, resulting in a $1.5 million increase in operating and maintenance expense.

•	Customer account expenses increased $1.2 million, driven by an increase in consulting fees related to the implementation of a new software system.
•	Transmission-related expenses increased $1.0 million.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $5.3 million (21.1%) for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, driven by a $4.7 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005, and $2.0 million of decommissioning expense that was recorded in the first quarter of 2005. Subsequent to the sale of Kewaunee in July 2005, decommissioning expense is no longer recorded. In the first quarter of 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Total Other Income" below). Additional depreciation expense related to continued capital investments at WPSC partially offset the decreases discussed above.

Total Other Income

Total other income decreased $1.9 million (43.2%), for the quarter ended March 31, 2006, compared to the same quarter in 2005, driven by a decrease relating to $2.4 million of realized gains on nuclear decommissioning trust assets recorded in the first quarter of 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the 2005 realized gains was substantially offset by an increase in decommissioning expense in 2005.

LIQUIDITY AND CAPITAL RESOURCES - WPSC

WPSC believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, WPSC's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, WPSC believes these ratings continue to be among the best in the energy industry (see "Liquidity and Capital Resources - WPS Resources," for more information).

Operating Cash Flows

During the three months ended March 31, 2006, net cash provided by operating activities was $76.3 million, compared to $87.3 million for the same quarter in 2005. The $11.0 million decrease resulted from a $6.7 million decrease in cash provided from changes in working capital and a decrease in net income (adjusted for non-cash items), partially offset by expenditures incurred in 2005 related to the unplanned Kewaunee outage. Changes in working capital requirements were a function of increased energy prices and timing of collection of receivable balances. WPSC incurred $15.8 million of expenditures in 2005 related to the unplanned Kewaunee outage.

Investing Cash Flows

Net cash used for investing activities was $63.2 million during the three months ended March 31, 2006, compared to $58.8 million during the three months ended March 31, 2005. The increase in cash used for investing activities was driven by an increase in capital expenditures, primarily related to the construction of Weston 4 as explained below.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 are as follows:

(Millions)	2006	2005
Electric utility	$56.9	$52.1
Gas utility	4.4	5.3
WPSC consolidated	$61.3	$57.4

The increase in capital expenditures at the electric utility for the three months ended March 31, 2006, as compared to the same period in 2005 is mainly due to higher capital expenditures associated with the construction of Weston 4. Gas utility capital expenditures decreased primarily due to completion of the automated meter reading project in 2005.

Financing Cash Flows

Net cash used for financing activities was $14.9 million during the three months ended March 31, 2006, compared to $21.2 million for the same period in 2005. Short-term debt borrowings of $8 million were required to fund capital expenditures related to Weston 4 and for other general purposes.

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

Credit Ratings

See Liquidity and Capital Resources - WPS Resources for detailed information on WPSC's credit ratings.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of March 31, 2006 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$732.7	$27.1	$54.1	$54.1	$597.4
Operating lease obligations	13.4	2.4	4.6	2.8	3.6
Commodity purchase obligations	1,971.2	233.9	564.7	477.8	694.8
Purchase orders	513.2	391.9	120.5	0.8	-
Other	383.8	45.0	72.4	38.9	227.5
Total contractual cash obligations	$3,614.3	$700.3	$816.3	$574.4	$1,523.3

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPSC. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts. WPSC expects to recover the costs of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Other mainly represents expected pension and postretirement funding obligations.

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

Other Future Considerations

Asset Management Strategy

See "Liquidity and Capital Resources - WPS Resources," for detailed information on WPS Resources' asset management strategy.

Regulatory Matters and Rate Trends

See "Liquidity and Capital Resources - WPS Resources," for detailed information on regulatory matters and rate trends.

Energy Efficiency and Renewables Act

See "Liquidity and Capital Resources - WPS Resources," for detailed information on the Energy Efficiency and Renewables Act.

Seams Elimination Charge Adjustment

See "Liquidity and Capital Resources - WPS Resources," for detailed information on the Seams Elimination Charge Adjustment.

Income Taxes

See "Liquidity and Capital Resources - WPS Resources," for detailed information on income tax matters applicable to WPSC.

Environmental

See Note 10, "Commitments and Contingencies," in the Condensed Notes to Financial Statements for a detailed discussion of environmental considerations.

Midwest Independent Transmission System Operator

See "Liquidity and Capital Resources - WPS Resources," for detailed information on MISO.

CRITICAL ACCOUNTING POLICIES - WPSC

In accordance with the rules proposed by the SEC in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2005, are still current and that there have been no significant changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

WPS Resources has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return risk, and principal preservation risk. WPS Resources and WPSC are exposed to interest rate risk resulting primarily from their variable rate long-term debt, short-term commercial paper borrowing and projected near term debt financing needs. Exposure to equity return and principal preservation risk is the result of funding liabilities (accumulated benefit obligations) related to employee benefits through various external trust funds. Exposure to commodity price risk results from the impact of market fluctuations in the price of certain commodities, including but not limited to coal, electricity, natural gas, and oil, which are used and/or sold by our subsidiaries in the normal course of their business. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures.

WPS Resources is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions. WPS Resources’ exposure to foreign currency risk was not significant at March 31, 2006, or 2005.

Due to an increase in short-term commercial paper borrowings in the first quarter of 2006, WPS Resources has increased its exposure to variable interest rates. Based on the variable rate debt of WPS Resources and WPSC outstanding at March 31, 2006, a hypothetical increase in market interest rates of 100 basis points in 2006 is projected to increase annual interest expense by approximately $6.7 million at WPS Resources and $0.9 million at WPSC. Comparatively, based on the variable rate debt outstanding at March 31, 2005, an increase in interest rates of 100 basis points would have increased interest expense in 2005 by approximately $2.9 million at WPS Resources and $0.9 million at WPSC. These amounts were determined by performing a sensitivity analysis on the impact of a hypothetical 100 basis points increase in interest rates on the variable rate debt of WPS Resources and WPSC outstanding as of March 31, 2006, and 2005. The sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates, with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPS Resources’ and WPSC's exposure to the change.

To measure commodity price risk exposure, WPS Resources employs a number of controls and processes, including a value-at-risk (VaR) analysis of its exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2005 Form 10-K. At March 31, 2006, and March 31, 2005, ESI's VaR amount was calculated to be $1.0 million and $0.5 million, respectively. The increase in WPS Energy Services' VaR is due to the increased volatility and underlying commodity prices.

The Value-at-Risk for ESI's trading portfolio is presented in the following table:

Value-at-Risk (VaR) Disclosure for ESI

Value-at-Risk Calculations	March	March
Trading VaR (in millions)	2006	2005

95% confidence level, one-day holding period, one-tailed March 31	$1.0	$0.5
Average for twelve months ended March 31	1.1	0.6
High for 12 months ended March 31	1.7	0.8
Low for 12 months ended March 31	0.5	0.5

Other than the above-mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in the 2005 Form 10-K.

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

Changes in Internal Controls

There were no changes in WPS Resources' and WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on material legal proceedings and matters related to WPS Resources and its subsidiaries, see Note 10 - "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Labor Contracts

Local 310 of the International Union of Operating Engineers, AFL-CIO, represents 1,027 WPSC employees. The current Local 310 collective bargaining agreement expires on October 21, 2006. Negotiations are scheduled to begin in July 2006.

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

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in the 2005 Annual Report on Form 10-K for WPS Resources and WPSC filed on February 28, 2006.

Item 6.	Exhibits

The following documents are attached as exhibits:

	12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

	12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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

WPS Resources Corporation

Date: May 4, 2006	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 4, 2006	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006
Exhibit No.	Description

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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