Form 10-Q
period 2006-06-30
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2006-08-03
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

WPS Resources Corporation
Large Accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Wisconsin Public Service Corporation
Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

WPS Resources Corporation	Yes [ ] No [x ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION	Common stock, $1 par value, 43,127,869 shares outstanding at July 31, 2006

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at July 31, 2006
______________________________________________________________________________
______________________________________________________________________________

	CONTENTS (continue)	Page

EXHIBIT INDEX		102

12.1		WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2		Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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

32.1		Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation

32.2		Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESI	WPS Energy Services, Inc.
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NYMEX	New York Mercantile Exchange
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

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

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and as such may be amended or supplemented in Item 1A of this report. Other factors include:

•	Timely completion of the proposed merger of Peoples Energy Corporation into WPS Resources (including receipt of the required regulatory approvals) and the successful integration of operations;
•	Successful integration of both the Michigan and Minnesota natural gas distribution operations purchased from Aquila, which are now operated by MGUC and MERC, respectively;
•	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS Resources' regulated businesses;
•
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries, changes in environmental, tax and other laws and regulations to which WPS Resources and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, pending EPA investigations of WPSC's generation facilities and the appeal of the decision in the contested case proceeding regarding the Weston 4 air permit;

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
•
Potential business strategies, including mergers and acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as the proposed merger with Peoples Energy, construction of the Weston 4 power plant, and additional investment in ATC related to construction of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line);

•	The direct or indirect effect resulting from terrorist incidents, natural disasters, or responses to such events;
•
Financial market conditions and the results of financing efforts, including credit ratings and risks associated with commodity prices (in particular electricity and natural gas), interest rates, and counterparty credit;

•	Weather and other natural phenomena; and
•	The effect of accounting pronouncements issued periodically by standard-setting bodies.

Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except per share amounts)	2006	2005	2006	2005

Nonregulated revenue	$1,129.5	$993.1	$2,691.5	$2,044.3
Utility revenue	349.5	321.4	788.6	732.3
Total revenues	1,479.0	1,314.5	3,480.1	2,776.6

Nonregulated cost of fuel, natural gas, and purchased power	1,074.1	962.1	2,549.0	1,969.2
Utility cost of fuel, natural gas, and purchased power	171.4	134.7	440.5	336.3
Operating and maintenance expense	127.2	133.8	251.2	261.1
Depreciation and decommissioning expense	25.6	66.6	49.6	95.8
Taxes other than income	14.0	11.9	27.2	23.8
Operating income	66.7	5.4	162.6	90.4

Miscellaneous income	14.4	45.5	22.9	53.2
Interest expense	(22.2)	(15.2)	(40.5)	(30.0)
Minority interest	1.2	1.2	2.4	2.2
Other (expense) income	(6.6)	31.5	(15.2)	25.4

Income before taxes	60.1	36.9	147.4	115.8
Provision for income taxes	18.8	7.5	46.4	23.9
Income from continuing operations	41.3	29.4	101.0	91.9

Discontinued operations, net of tax	(5.6)	(4.7)	(4.4)	(0.5)
Net income before preferred stock dividends of subsidiary	35.7	24.7	96.6	91.4

Preferred stock dividends of subsidiary	0.8	0.8	1.6	1.6
Income available for common shareholders	$34.9	$23.9	$95.0	$89.8

Average shares of common stock
Basic	42.2	38.0	41.2	37.9
Diluted	42.2	38.4	41.3	38.2

Earnings (loss) per common share (basic)
Income from continuing operations	$0.96	$0.75	$2.41	$2.38
Discontinued operations, net of tax	($0.13)	($0.12)	($0.10)	($0.01)
Earnings per common share (basic)	$0.83	$0.63	$2.31	$2.37

Earnings (loss) per common share (diluted)
Income from continuing operations	$0.96	$0.74	$2.41	$2.36
Discontinued operations, net of tax	($0.13)	($0.12)	($0.11)	($0.01)
Earnings per common share (diluted)	$0.83	$0.62	$2.30	$2.35

Dividends per common share declared	$0.565	$0.555	$1.130	$1.110

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2006	2005

Assets
Cash and cash equivalents	$17.5	$27.7
Accounts receivable - net of reserves of $12.0 and $12.7, respectively	754.2	1,005.6
Accrued unbilled revenues	66.0	151.3
Inventories	468.3	304.8
Current assets from risk management activities	801.4	906.4
Assets held for sale	22.9	14.8
Deferred income taxes	5.8	7.3
Other current assets	100.6	100.4
Current assets	2,236.7	2,518.3

Property, plant, and equipment, net of reserves of $1,283.3 and $1,107.9, respectively	2,276.5	2,048.1
Regulatory assets	293.1	272.0
Long-term assets from risk management activities	282.6	226.5
Restricted cash for acquisition	333.3	-
Other	556.3	397.6
Total assets	$5,978.5	$5,462.5

Liabilities and Shareholders' Equity
Short-term debt	$1,002.8	$264.8
Current portion of long-term debt	4.2	4.0
Accounts payable	686.4	1,078.9
Current liabilities from risk management activities	670.1	852.8
Liabilities held for sale	6.7	6.6
Other current liabilities	145.2	116.8
Current liabilities	2,515.4	2,323.9

Long-term debt	865.7	867.1
Deferred income taxes	106.0	79.6
Deferred investment tax credits	13.8	14.5
Regulatory liabilities	343.5	373.2
Environmental remediation liabilities	91.9	67.4
Pension and postretirement benefit obligations	106.9	82.1
Long-term liabilities from risk management activities	228.1	188.4
Other	116.6	111.0
Long-term liabilities	1,872.5	1,783.3

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,539.5	1,304.2
Total liabilities and shareholders' equity	$5,978.5	$5,462.5

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2006	2005
Operating Activities
Net income before preferred stock dividends of subsidiary	$96.6	$91.4
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	4.4	0.5
Depreciation and decommissioning	49.6	95.8
Amortization	(1.6)	21.4
Unrealized gain on investments	-	(15.7)
Pension and postretirement expense	25.7	25.3
Pension and postretirement funding	(2.7)	(3.0)
Deferred income taxes and investment tax credit	8.0	(13.1)
Gain on sale of interest in Guardian Pipeline, LLC	(6.2)	-
Gain on sale of WPS ESI Gas Storage, LLC	(9.0)	-
Unrealized gains on nonregulated energy contracts	(31.0)	(2.2)
Gain on sale of partial interest in synthetic fuel operation	(3.7)	(3.7)
Equity income, net of dividends	5.8	6.6
Deferral of Kewaunee outage costs	-	(55.3)
Other	11.8	(16.1)
Changes in working capital
Receivables, net	377.3	72.9
Inventories	(168.2)	13.5
Other current assets	2.8	9.1
Accounts payable	(384.2)	(57.1)
Other current liabilities	(1.0)	27.4
Net cash (used for) provided by operating activities	(25.6)	197.7

Investing Activities
Capital expenditures	(154.2)	(188.4)
Sale of property, plant and equipment	2.4	2.6
Sale of emission allowances		-
Purchase of equity investments and other acquisitions	(41.5)	(30.3)
Proceeds on sale of interest in Guardian Pipeline, LLC	38.5	-
Proceeds on sale of WPS ESI Gas Storage, LLC	19.9	-
Purchases of nuclear decommissioning trust investments	-	(18.6)
Sales of nuclear decommissioning trust investments	-	18.6
Restricted cash for acquisition	(333.3)	-
Acquisition of natural gas operations in Michigan, net of liabilities assumed	(317.9)	-
Other	0.3	(0.4)
Net cash used for investing activities	(785.8)	(216.5)

Financing Activities
Short-term debt, net	738.0	(29.9)
Repayment of long-term debt	(1.4)	(1.2)
Payment of dividends
Preferred stock	(1.6)	(1.6)
Common stock	(46.7)	(41.6)
Issuance of common stock	151.9	16.9
Other	(42.8)	(11.1)
Net cash provided by (used for) financing activities	797.4	(68.5)

Change in cash and cash equivalents - continuing operations	(14.0)	(87.3)
Change in cash and cash equivalents - discontinued operations
Net cash provided by (used for) operating activities	20.9	(39.3)
Net cash (used for) provided by investing activities	(17.1)	110.6
Net cash used for financing activities	-	(0.8)
Change in cash and cash equivalents	(10.2)	(16.8)
Cash and cash equivalents at beginning of period	27.7	40.0
Cash and cash equivalents at end of period	$17.5	$23.2

The accompanying condensed notes are an integral part of these statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2006	2005	2006	2005

Operating revenues
Electric	$238.9	$219.3	$468.3	$439.1
Gas	68.0	89.8	261.0	264.4
Total operating revenues	306.9	309.1	729.3	703.5
Operating expenses
Electric production fuels	34.8	49.6	66.9	86.4
Purchased power	72.5	20.0	152.4	52.1
Natural gas purchased for resale	44.2	66.2	192.4	194.5
Other operating expenses	66.6	81.5	133.9	161.8
Maintenance	15.1	19.3	30.2	37.2
Depreciation and decommissioning	19.9	62.2	39.7	87.3
Federal income taxes	10.2	(1.9)	22.3	15.1
Investment tax credit restored	(0.3)	(0.4)	(0.6)	(0.7)
State income taxes	2.5	(1.1)	5.3	3.0
Gross receipts tax and other	10.9	9.9	21.8	20.0
Total operating expense	276.4	305.3	664.3	656.7
Operating income	30.5	3.8	65.0	46.8
Other income and (deductions)
Allowance for equity funds used during construction	0.2	0.5	0.3	0.9
Other, net	5.7	42.6	8.5	47.6
Income taxes	(1.3)	(15.9)	(1.7)	(16.9)
Total other income	4.6	27.2	7.1	31.6
Interest expense
Interest on long-term debt	7.2	7.6	14.5	15.0
Other interest	2.1	1.5	4.8	3.2
Allowance for borrowed funds used during construction	(0.1)	(0.2)	(0.1)	(0.3)
Total interest expense	9.2	8.9	19.2	17.9
Net income	25.9	22.1	52.9	60.5
Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Earnings on common stock	$25.1	$21.3	$51.3	$58.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2006	2005
ASSETS

Utility plant
Electric	$1,957.7	$1,915.1
Gas	559.4	548.5
Total	2,517.1	2,463.6
Less - Accumulated depreciation	1,015.8	979.9
Total	1,501.3	1,483.7
Construction in progress	364.2	285.0
Net utility plant	1,865.5	1,768.7

Current assets
Cash and cash equivalents	0.7	2.5
Customer and other receivables, net of reserves of $8.5 at June 30, 2006
and December 31, 2005	172.3	170.8
Receivables from related parties	15.3	3.9
Accrued unbilled revenues	28.3	78.1
Fossil fuel, at average cost	17.7	18.2
Natural gas in storage, at average cost	51.9	81.1
Materials and supplies, at average cost	24.1	23.8
Assets from risk management activities	30.0	29.3
Prepaid gross receipts tax	32.5	29.8
Prepayments and other	13.6	30.3
Total current assets	386.4	467.8

Regulatory assets	262.0	266.4
Goodwill	36.4	36.4
Investments and other assets	138.2	147.2
Total assets	$2,688.5	$2,686.5

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$1,036.7	$996.5
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	11.3	11.5
Long-term debt	496.2	496.1
Total capitalization	1,595.4	1,555.3

Current liabilities
Short-term debt	95.0	85.0
Accounts payable	164.4	214.6
Payables to related parties	8.1	15.6
Accrued interest and taxes	7.4	8.1
Accrued pension contribution	27.0	25.3
Accrued post retirement contribution	17.1	0.7
Other	36.6	25.0
Total current liabilities	355.6	374.3

Long-term liabilities and deferred credits
Deferred income taxes	135.9	132.5
Accumulated deferred investment tax credits	13.0	13.6
Regulatory liabilities	322.8	354.6
Environmental remediation liability	65.5	65.8
Pension and postretirement benefit obligations	83.1	80.5
Payables to related parties	15.8	17.0
Other long-term liabilities	101.4	92.9
Total long-term liabilities and deferred credits	737.5	756.9

Commitments and contingencies
Total capitalization and liabilities	$2,688.5	$2,686.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	June 30	December 31
(Millions, except share amounts)	2006	2005

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	628.9	595.8
Accumulated other comprehensive loss	(3.8)	(3.8)
Retained earnings	316.0	308.9
Total common stock equity	1,036.7	996.5

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 131,916	13.2	13.2
5.04% 29,983	3.0	3.0
5.08% 49,983	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	4.6	4.7
7.35% 2016	6.7	6.8
Total long-term debt to parent	11.3	11.5

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	0.1
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
6.08% 2028	50.0	50.0
Total	497.1	497.1
Unamortized discount and premium on bonds, net	(0.9)	(1.0)
Total long-term debt	496.2	496.1
Total capitalization	$1,595.4	$1,555.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2006	2005

Operating Activities
Net income	$52.9	$60.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	39.7	87.3
Amortization	(2.1)	21.0
Deferred income taxes	4.4	(15.9)
Investment tax credit restored	(0.6)	(0.7)
Allowance for funds used during construction	(0.4)	(1.2)
Realized gain on investments	-	(15.7)
Equity income	(3.3)	(5.0)
Pension and post retirement expense	18.5	19.4
Pension and post retirement funding	(2.7)	(3.0)
Deferral of Kewaunee outage costs	-	(55.3)
Other, net	3.0	(1.0)
Changes in -
Customer and other receivables	(5.9)	(8.6)
Accrued unbilled revenues	49.8	35.7
Fossil fuel	1.0	0.6
Natural gas in storage	29.2	27.9
Miscellaneous assets	13.6	7.1
Accounts payable	(60.9)	(14.3)
Accrued taxes and interest	(0.7)	8.1
Miscellaneous current and accrued liabilities	2.6	7.9
Net cash provided by operating activities	138.1	154.8

Investing Activities
Capital expenditures	(144.5)	(182.7)
Purchases of nuclear decommissioning trust investments	-	(18.6)
Sales of nuclear decommissioning trust investments	-	18.6
Other	8.9	(1.5)
Net cash used for investing activities	(135.6)	(184.2)

Financing Activities
Short-term debt - net	10.0	(6.0)
Payments of long-term debt	(0.2)	(0.3)
Equity contributions from parent	30.0	75.0
Dividends to parent	(44.0)	(40.5)
Preferred stock dividends	(1.6)	(1.6)
Other	1.5	1.6
Net cash (used for) provided by financing activities	(4.3)	28.2
Change in cash and cash equivalents	(1.8)	(1.2)
Cash and cash equivalents at beginning of period	2.5	3.5
Cash and cash equivalents at end of period	$0.7	$2.3

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed consolidated financial statements of WPS Resources and WPSC under the rules and regulations of the SEC.

These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. The only significant reclassification was related to discontinued operations, which is discussed below. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. These condensed financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Effective April 1, 2006, the assets and liabilities, results of operations, and cash flows of MGUC were included in WPS Resources' consolidated financial statements. See Note 5, "Acquisitions and Sales of Assets," for more information.

For all periods presented, certain assets and liabilities of Sunbury have been reclassified as held for sale and Sunbury's results of operations and cash flows have been reclassified as discontinued operations. See Note 4, "Sunbury," for more information.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Resources and WPSC Condensed Consolidated Statements of Cash Flows:

(Millions)	Six Months Ended June 30
WPS Resources	2006	2005
Cash paid for interest	$35.7	$31.3
Cash paid for income taxes	$20.5	$35.2

WPSC
Cash paid for interest	$16.0	$15.3
Cash paid for income taxes	$16.0	$18.1

During the six months ended June 30, 2006, and June 30, 2005, accounts payable related to Weston 4 construction costs increased approximately $5.6 million and $22.7 million, respectively, and accordingly, were treated as non-cash investing activities. Purchase price adjustments totaling $26.0 million (related to the acquisition by MGUC of the natural gas distribution operations in Michigan) were funded through accounts payable and were also treated as non-cash investing activities during the six months ended June 30, 2006.

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

The following table shows WPS Resources' assets and liabilities from risk management activities:

	Assets		Liabilities
(Millions)	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Utility Segments
Commodity contracts	$7.0	$22.0	$8.4	$-
Financial transmission rights	24.7	14.5	1.7	1.8
Nonregulated Segments
Commodity and foreign currency contracts	972.7	1,058.6	860.2	971.7
Fair value hedges - commodity contracts	3.7	4.2	0.5	12.9
Cash flow hedges
Commodity contracts	66.6	33.6	25.1	50.1
Interest rate swaps	9.3	-	2.3	4.7
Total	$1,084.0	$1,132.9	$898.2	$1,041.2
Balance Sheet Presentation
Current	$801.4	$906.4	$670.1	$852.8
Long-term	282.6	226.5	228.1	188.4
Total	$1,084.0	$1,132.9	$898.2	$1,041.2

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

Utility Segments

The derivatives listed in the above table as "Commodity contracts" include a limited number of electric purchase contracts at WPSC as well as financial derivative contracts (NYMEX futures) used to mitigate the market price volatility of natural gas used by WPSC for the generation of electricity. The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "Financial transmission rights." Derivative instruments at the electric utility segment are entered into in accordance with the terms of the risk management policy and plan approved by the PSCW. Changes in the fair value of derivative instruments are recognized as regulatory assets or liabilities as our regulators have allowed deferral of the mark-to-market effects of derivative instruments at the utilities. Thus, management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges under generally accepted accounting principles are primarily commodity contracts used to manage price risk associated with natural gas and electric energy purchase and sale activities and foreign currency contracts used to manage foreign currency exposure related to ESI's Canadian operations. In addition, ESI entered into a series of derivative contracts (options) covering a specified number of barrels of oil in order to manage exposure to the risk of an increase in oil prices that could result in a phase-out of Section 29/45K federal tax credits that can be recognized from ESI's investment in a synthetic fuel production facility for 2006 and 2007. See Note 11, "Commitments and Contingencies," for more information. Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended June 30, 2006, and June 30, 2005. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was a pre-tax gain of $2.6 million for the six months ended June 30, 2006, and was not significant for the six months ended June 30, 2005. At June 30, 2006, and 2005, pre-tax mark-to-market losses of $4.5 million and $5.7 million, respectively, related to changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness. These losses were reported directly in earnings in the current and prior periods and will reverse when all of the related natural gas is withdrawn from storage.

Commodity contracts that are designated as cash flow hedges extend through June 2011 and are used to mitigate the risk of cash flow variability associated with the future purchases and sales of natural gas and electricity. To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes. Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax gain of $2.8 million for the three months ended June 30, 2006, and was not significant for the three months ended June 30, 2005. Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax gain of $4.1 million for the six months ended June 30, 2006, and was not significant for the six months ended June 30, 2005. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if it is probable that the hedged transaction will not occur. During the three and six months ended June 30, 2006 and 2005, the amounts reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions related to commodity contracts were not significant. In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that an after-tax gain of $14.9 million will be recognized in earnings as contracts are settled. We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

In the second quarter of 2005, a variable rate non-recourse debt instrument used to finance the purchase of Sunbury was restructured to a WPS Resources variable rate obligation. An interest rate swap used to fix the interest rate on the Sunbury non-recourse debt was previously designated as a cash flow hedge. As a result of the debt restructuring, the hedged transaction no longer occurred. Subsequent to the restructuring, the interest rate swap was re-designated as a cash flow hedge, along with an additional interest rate swap, to fix the interest rate on the WPS Resources obligation. The changes in the fair value of the effective portion of these swaps are included in other comprehensive income, net of deferred taxes, while the changes related to the ineffective portion are recorded in earnings. During the three and six months ended June 30, 2006 and 2005, cash flow hedge ineffectiveness recorded in earnings related to these swaps was not significant. Amounts recorded in other comprehensive income related to these swaps will be recognized as a component of interest expense as the interest becomes due. In the next

12 months, we expect to recognize a $0.9 million pre-tax reduction to interest expense related to these swaps, assuming interest rates comparable to those at June 30, 2006. We did not exclude any components of the derivative instruments' change in fair value from the assessment of hedge effectiveness.

In the first quarter of 2006, WPS Resources entered into a forward-starting interest rate swap with a ten-year term beginning in August 2006 with a notional amount of $200 million to hedge a portion of the interest rate risk associated with the planned issuance of fixed-rate, long-term debt securities in 2006. The swap protects against the risk of changes in future interest payments resulting from changes in benchmark rates between the date of hedge inception and the date of the debt issuance. This derivative instrument qualifies for cash flow hedge treatment and is considered highly effective in hedging the benchmark interest rate risk on the forecasted debt issuance. As a result, changes in the fair value of the swap are recorded through other comprehensive income, net of taxes. The swap will be terminated when the related debt is issued, and amounts included in accumulated other comprehensive income will be reclassified into earnings as the related interest expense on the debt accrues.

NOTE 4--SUNBURY

In July, 2006, ESI completed the sale of Sunbury Generation, LLC to Corona Power, LLC. Sunbury Generation's primary asset was the Sunbury generation plant located in Pennsylvania. The gross proceeds received in the transaction were $34.6 million, subject to various working capital and other post-closing adjustments, and the pre-tax gain to be recorded in the third quarter is expected to be approximately $19 million. In conjunction with the sale, the company also anticipates generating approximately $14 million in cash tax benefits that will be realized within the next few years, with the timing subject to the use of alternative minimum tax credits. This facility sold power on a wholesale basis when market conditions were economically favorable. ESI has been evaluating Sunbury's future since 2004, after an agreement to sell Sunbury to Duquesne Power, L.P. was terminated. The sale of Sunbury allows ESI to better focus on its existing competitive energy business, while continuing to evaluate other strategic opportunities to add to and optimize the value of its generation fleet.

At June 30, 2006, and December 31, 2005, the assets and liabilities associated with Sunbury that were transferred to Corona Power, LLC have been classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amounts or fair value, less costs to sell, and cease being depreciated. No adjustments to write down the Sunbury assets were required during the six months ended June 30, 2006. The major classes of assets and liabilities held for sale are as follows:

(Millions)	June 30, 2006	December 31, 2005
Inventories	$13.3	$6.6
Other current assets	5.3	5.0
Property, plant, and equipment, net	2.4	1.3
Other assets (includes emission credits)	1.9	1.9
Assets held for sale	$22.9	$14.8

Other current liabilities	$1.0	$1.0
Asset retirement obligations	5.7	5.6
Liabilities held for sale	$6.7	$6.6

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income for the three months ended June 30 was as follows:

(Millions)	2006	2005
Nonregulated revenue	$22.5	$13.0
Operating expenses
Nonregulated cost of fuel, natural gas, and purchased power	(22.6)	(8.1)
Operating and maintenance expense	(8.8)	(8.3)
Depreciation expense	(0.2)	-
Gain on sale of emission allowances	-	85.9
Impairment loss	-	(80.6)
Interest expense	-	(9.2)
Loss before taxes	(9.1)	(7.3)
Income tax benefit	3.5	2.6
Discontinued operations, net of tax	$(5.6)	$(4.7)

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income for the six months ended June 30 was as follows:

(Millions)	2006	2005
Nonregulated revenue	$59.4	$37.8
Operating expenses
Nonregulated cost of fuel, natural gas, and purchased power	(50.3)	(19.8)
Operating and maintenance expense	(15.6)	(14.3)
Depreciation expense	(0.3)	-
(Loss) gain on sale of emission allowances	(0.4)	86.8
Impairment loss	-	(80.6)
Taxes other than income	(0.1)	(0.1)
Interest income (expense)	0.1	(10.6)
Loss before taxes	(7.2)	(0.8)
Income tax benefit	2.8	0.3
Discontinued operations, net of tax	$(4.4)	$(0.5)

Interest income recorded for the quarter and six months ended June 30, 2006 was not significant. For the quarter and six months ended June 30, 2005, interest expense of $9.1 million was recognized related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation in addition to the recognition of interest expense on the non-recourse debt prior to the restructuring of this debt in the second quarter of 2005. The restructuring of the Sunbury debt to a WPS Resources obligation in June 2005 triggered the recognition of interest expense equivalent to the mark-to-market value of the swap at the date of restructuring.

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

Proposed Merger with Peoples Energy Corporation

On July 10, 2006, WPS Resources and Peoples Energy Corporation announced they had entered into a definitive merger agreement. Upon consummation of the transaction set forth in the merger agreement, each common share of Peoples Energy will be converted into 0.825 shares of WPS Resources' common stock and will result in WPS Resources' shareholders owning approximately 58 percent of the combined company, and Peoples Energy shareholders owning approximately 42 percent. The transaction, which was unanimously approved by both companies' Boards of Directors, is subject to receipt of all necessary regulatory approvals and certain shareholder approvals. The transaction is conditioned upon approval by the shareholders of both companies, expiration or early termination of the applicable Hart-Scott-Rodino waiting period, and the approval of various state and federal regulatory authorities, including the FERC and the ICC. WPS Resources will also seek PSCW approval of an amendment to its affiliated interest agreement. An expedited regulatory approval will be requested from the ICC. If expedited regulatory approval is granted, the transaction is expected to be completed in the first quarter of 2007.

Peoples Energy is a diversified energy company consisting of four primary business segments: natural gas distribution, oil and natural gas production, energy assets and energy marketing. The regulated business of Peoples Energy delivers natural gas to about one million customers in the city of Chicago and 54 communities in northeastern Illinois. The nonregulated business serves more than 25,000 customers and provides a portfolio of products to manage energy needs of business, industrial and residential customers.

For accounting purposes, the merger will be accounted for under the purchase method of accounting with WPS Resources treated as the acquirer. The combination of the two companies will create a diversified regulated utility business that will serve about 1.6 million natural gas customers and over 450,000 electric customers.

Sale of Kimball Storage Field

In April 2006, ESI sold WPS ESI Gas Storage, LLC, which owns a natural gas storage field located in the Kimball Township, St. Clair County, Michigan. ESI utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. ESI was not actively marketing this facility for sale, but believed the price being offered was above the value it would realize from continued ownership of the facility. Proceeds received in April from the sale of the Kimball natural gas storage field, and other related assets were $19.9 million, which resulted in a pre-tax gain of $9.0 million in the second quarter of 2006.

Sale of Guardian Pipeline

In April 2006, WPS Investments, LLC, a subsidiary of WPS Resources, completed the sale of its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million. The transaction resulted in the recognition of a pre-tax gain of $6.2 million in the second quarter of 2006.

Purchase of Aquila's Michigan and Minnesota Natural Gas Distribution Operations

On September 21, 2005, WPS Resources, through wholly owned subsidiaries, entered into two definitive agreements with Aquila, Inc. (Aquila) to acquire its natural gas distribution operations in Michigan and Minnesota for approximately $558 million, exclusive of direct costs of the acquisition. This purchase price excluded adjustments for working capital balances, including accounts receivable, unbilled revenue, inventory, and certain other current assets, and is subject to other closing and post-closing adjustments. WPS Resources did not assume any indebtedness in the transactions.

Michigan

On April 1, 2006, WPS Resources, through its wholly owned subsidiary MGUC, completed the acquisition of the natural gas distribution operations in Michigan from Aquila. The Michigan natural gas assets provide natural gas distribution service in 147 cities and communities primarily throughout Otsego, Grand Haven, and Monroe counties. The assets operate under a cost of service environment and are currently allowed an 11.4% return on equity on a 45% equity component of the regulatory capital structure.

WPS Resources paid total consideration of $343.9 million for the Michigan natural gas distribution operations, which included closing adjustments related primarily to purchased working capital, which are still subject to minor adjustments. The transaction was initially funded with commercial paper borrowings supported by the revolving credit agreement entered into with J. P. Morgan Chase Bank and Bank of America Securities LLC (see Note 7 "Short-Term Debt and Lines of Credit" for more information on the revolving credit agreements). Permanent financing for the acquisition is expected to include a combination of common equity, long-term debt instruments, and possibly other hybrid securities. The transaction was accounted for under the purchase method of accounting. The purchase price ($343.9 million) was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. The results of operations are included in the accompanying condensed consolidated financial statements since the date of acquisition. The fair values set forth below are preliminary and are subject to adjustment as additional information is obtained. When finalized, adjustments to goodwill may also result. The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. Valuation specialists with expertise in performing appraisals assisted in determining the fair value of the assets acquired and liabilities assumed.

(Millions)
Accounts receivable, net	$28.6
Accrued unbilled revenues	15.6
Inventories	23.9
Other current assets	3.3
Property plant and equipment, net	137.2
Regulatory assets	25.2
Long-term assets
Goodwill	152.8
Intangibles - trade name	5.2
Other long-term assets	6.2
Total Assets	398.0

Other current liabilities	(6.1)
Regulatory liabilities	(1.2)
Environmental remediation liabilities	(24.9)
Pension and postretirement benefit obligations	(21.6)
Other long-term liabilities	(0.3)
Total Liabilities	(54.1)
Net assets acquired	$343.9

The following table provides supplemental pro forma results of operations for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2005, as if the acquisition of the Michigan natural gas distribution operations from Aquila had been completed at the beginning of 2006 and 2005 respectively. Pro forma results are presented for informational purposes only, assume commercial paper was used to finance the transaction, and are not necessarily indicative of the actual results that would have resulted had the acquisition actually occurred on January 1, 2006 and January 1, 2005.

(Millions)	Pro Forma for the Six Months Ended June 30		Pro Forma for the Three Months Ended June 30
	2006	2005	2005
Net revenue	$3,581.8	$2,903.8	$1,346.9
Income available for common shareholders	$101.3	$94.1	$22.4
Basic earnings per share	$2.46	$2.48	$0.59
Diluted earnings per share	$2.45	$2.46	$0.58

Minnesota

On July 1, 2006, WPS Resources, through its wholly owned subsidiary MERC, completed the acquisition of the natural gas distribution operations in Minnesota from Aquila. The Minnesota natural gas assets provide natural gas distribution service in 165 cities and communities including Grand Rapids, Pine City, Rochester, and Dakota County. The assets operate under a cost of service environment and are currently allowed an 11.7% return on equity on a 50% equity component of the regulatory capital structure.

WPS Resources paid total cash consideration of $333.3 million for the Minnesota natural gas distribution operations, which includes estimated closing adjustments of $45.3 million related primarily to purchased working capital. The transaction was initially funded with commercial paper borrowings supported by the revolving credit agreements entered into with J. P. Morgan Chase Bank and Bank of America Securities LLC (see Note 7 "Short-Term Debt and Lines of Credit" for more information on the revolving credit agreements). WPS Resources placed $333.3 million of cash into escrow for the acquisition at June 30, 2006. Cash held in escrow is recorded as "restricted cash for acquisition" within long-term assets on the WPS Resources Condensed Consolidated Balance Sheets. Aquila took legal possession of the escrowed funds on July 1, 2006. Permanent financing for the acquisition is expected to include a combination of common equity, long-term debt instruments, and possibly other hybrid securities. The transaction will be accounted for under the purchase method of accounting in the third quarter of 2006. The final purchase price is still subject to post-closing adjustments.

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources was $189.2 million at June 30, 2006, and $36.8 million at December 31, 2005. At June 30, 2006, $152.8 million of goodwill was related to the acquisition of the natural gas distribution operations in Michigan, and $36.4 million was recorded in WPSC's natural gas segment related to its 2001 acquisition of Wisconsin Fuel and Light. At December 31, 2005, goodwill consisted of $36.4 million related to WPSC's natural gas utility business, with the remaining $0.4 million related to ESI. Also in conjunction with the acquisition of the natural gas distribution operations in Michigan, a $5.2 million (preliminary) indefinite lived intangible asset was recorded at June 30, 2006, related to the MGUC trade name.

Goodwill and purchased intangible assets are included as a component of other assets within the Condensed Consolidated Balance Sheets. Information in the tables below relates to purchased identifiable intangible assets for the periods indicated.

(Millions)	June 30, 2006			December 31, 2005
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Emission allowances(1)	2.6	(0.2)	2.4	$39.3	$(22.2)	$17.1
Customer related	7.2	(3.3)	3.9	10.2	(5.6)	4.6
Other	3.7	(0.8)	2.9	4.2	(0.9)	3.3
Total	$13.5	$(4.3)	$9.2	$53.7	$(28.7)	$25.0
(1)Emission allowances have a weighted-average amortization period of one to six years.

Intangible asset amortization expense, in the aggregate, for the three months ended June 30, 2006 and 2005, was $0.5 million and $2.4 million, respectively. Intangible asset amortization expense, in the aggregate, for the six months ended June 30, 2006 and 2005, was $1.1 million and $3.0 million, respectively. Most of the emission allowances on hand at December 31, 2005, had been purchased to operate the Sunbury plant prior to the sale of this facility, which occurred in July 2006. These emission allowances were not included as held for sale at December 31, 2005, because they did not transfer to Corona Power, LLC in the sale. ESI utilized the majority of the emission allowances it had on hand at December 31, 2005, to operate its Sunbury plant prior to the sale. The amortization of these emission allowances is included as a component of discontinued operations, as a component of nonregulated cost of fuel, natural gas, and purchased power. See Note 4, "Sunbury," for more information.

Amortization expense for the next five fiscal years is estimated as follows:

Estimated Future Amortization Expense (millions)
For six months ending December 31, 2006	$0.8
For year ending December 31, 2007	1.3
For year ending December 31, 2008	1.0
For year ending December 31, 2009	0.8
For year ending December 31, 2010	0.6

NOTE 7--SHORT-TERM DEBT AND LINES OF CREDIT

In June 2006, WPS Resources entered into an unsecured $500 million 5-year credit agreement. This revolving credit facility replaced the $300 million bridge credit facility discussed below and is in addition to the previously existing credit line facility which also has a borrowing capacity of $500 million, bringing WPS Resources' total borrowing capacity under its general credit agreements to $1 billion. Both credit lines back WPS Resources' commercial paper borrowing programs and letters of credit. The first $500 million credit line was entered into in June 2005, and is an unsecured 5-year credit agreement. In June 2005, WPSC also entered into a 5-year credit facility for $115 million to replace its former 364-day credit line facility for the same amount. This credit line is used to back 100% of WPSC's commercial paper borrowing programs and letters of credit for WPSC. As of June 30, 2006, there was a total of $592.9 million and $26.2 million available under WPS Resources' and WPSC's general credit lines, respectively.

In November 2005, WPS Resources entered into two unsecured revolving credit agreements of $557.5 million and $300 million with J. P. Morgan Chase Bank and Bank of America Securities LLC. As discussed above, the $500 million 5-year credit agreement entered into in June 2006 replaced the $300 million bridge credit facility. The $557.5 million credit facility is a bridge facility intended to backup commercial paper borrowings related to the purchase of the natural gas distribution operations in Michigan and Minnesota. The capacity under the $557.5 million bridge facility is reduced by the amount of proceeds from any long-term financing WPS Resources completes, with the exception of proceeds received from the November 2005 equity offering. On May 10, 2006, as a result of WPS Resources' physical settlement of its forward equity agreement (and issuing 2.7 million shares of common stock upon settlement), the $557.5 million facility was reduced to $417.9 million. This credit agreement will be further reduced as permanent or replacement financing is secured. The $417.9 million credit agreement matures on September 5, 2007, and has representations and covenants that are similar to those in WPS Resources' general credit facilities. On March 31, 2006, in order to meet short-term financing requirements related to the acquisition of the natural gas distribution operations in Michigan, WPS Resources issued $269.5 million of commercial paper supported by the $417.9 million bridge credit facility. On July 1, 2006, in order to meet short-term financing requirements related to the acquisition of the natural gas distribution operations in Minnesota, WPS Resources issued commercial paper in the amount of $333.3 million, partially supported by the $417.9 million bridge facility, with the remaining commercial paper supported by the general credit facilities discussed above. See Note 5, "Acquisitions and Sales of Assets," for more information related to the acquisitions of the natural gas distribution operations in Michigan and Minnesota.

The increase in short-term notes payable outstanding relates to a $150 million credit agreement that ESI entered into in April 2006, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. At June 30, 2006, ESI maximized its borrowing capabilities under this agreement.

The information in the table below relates to WPS Resources' short-term debt and lines of credit as of the time periods indicated.

(Millions)	June 30, 2006	December 31, 2005
Commercial paper outstanding	$834.2	$254.8
Average discount rate on outstanding commercial paper	5.45%	4.54%
Short-term notes payable outstanding	$168.6	$10.0
Average interest rate on short-term notes payable	5.59%	4.32%
Available (unused) lines of credit	$619.1	$249.1

The commercial paper at June 30 had varying maturity dates ranging from July 5 through August 31, 2006.

The information in the table below relates to WPSC's short-term debt and lines of credit as of the time periods indicated.

(Millions)	June 30, 2006	December 31, 2005
Commercial paper outstanding	$85.0	$75.0
Average discount rate on outstanding commercial paper	5.48%	4.54%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	5.15%	4.32%
Available (unused) lines of credit	$26.2	$36.2

The commercial paper at June 30 had varying maturity dates ranging from July 5 through July 11, 2006.

NOTE 8--LONG-TERM DEBT
(Millions)		June 30, 2006	December 31, 2005

First mortgage bonds - WPSC
Series	Year Due
6.90%	2013	$22.0	$22.0
7.125%	2023	0.1	0.1

Senior notes - WPSC
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
6.08%	2028	50.0	50.0

First mortgage bonds - UPPCO
Series	Year Due
9.32%	2021	14.4	14.4

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Unsecured term loan due 2010 - WPS Resources		65.6	65.6
Term loans - non-recourse, collateralized by nonregulated assets		15.2	16.4
Tax exempt bonds		27.0	27.0
Senior secured note		2.2	2.4
Total		871.5	872.9
Unamortized discount and premium on bonds and debt		(1.6)	(1.8)
Total debt		869.9	871.1
Less current portion		(4.2)	(4.0)
Total long-term debt		$865.7	$867.1

NOTE 9--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," WPS Resources has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. The utility segments identified asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities. Additional asset retirement obligations related to asbestos abatement were recorded in connection with the acquisition of the natural gas distribution operations in Michigan. In accordance with SFAS No. 71, the utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and Interpretation No. 47, and the rate-making practices for retirement costs authorized by the PSCW and MPSC. Asset retirement obligations identified at ESI relate to asbestos abatement at certain generation facilities as well as closure of an ash basin located at Sunbury. The asset retirement obligations related to Sunbury are recorded as liabilities held for sale in the Condensed Consolidated Balance Sheets of WPS Resources. See Note 4, "Sunbury," for more information. All other asset retirement obligations are recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets of WPS Resources and WPSC.

The following table shows all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	Utilities	ESI	Total
Asset retirement obligations at December 31, 2005	$8.6	$6.3	$14.9
Asset retirement obligations from acquisition of natural gas operations in Michigan	0.1	-	0.1
Accretion expense	0.2	0.2	0.4
Asset retirement obligations at June 30, 2006	8.9	6.5	15.4
Asset retirement obligations classified as held for sale	-	5.7	5.7
Asset retirement obligations at June 30, 2006, excluding those classified as held for sale	$8.9	$0.8	$9.7

WPSC's share of the asset retirement obligations in the above table equaled $7.9 million at June 30, 2006, and $7.7 million at December 31, 2005. Accretion expense at WPSC for the six months ended June 30, 2006 was $0.2 million.

NOTE 10--INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2006 was 31.3% and 31.5%, respectively. The effective tax rate for the three and six months ended June 30, 2005 was 20.3% and 20.6%, respectively. WPS Resources' and WPSC's provision for income taxes were calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, our interim effective tax rate reflects our projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35%, primarily due to the effects of tax credits and state income taxes.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of June 30, 2006.

ESI has unconditional purchase obligations related to energy supply contracts that total $5.6 billion. Substantially all of these obligations end by 2008, with obligations totaling $549.3 million extending from 2009 through 2017. The majority of the energy supply contracts are to meet ESI's obligations to deliver energy to its customers.

WPSC has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply and transportation extend through 2016 and total $491.9 million. Through 2016, WPSC has obligations totaling $1.4 billion for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $111.8 million through 2017. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.

UPPCO has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $32.8 million and extend through 2010.

MGUC has obligations related to natural gas contracts totaling $51.5 million, substantially all of which end by 2009.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At June 30, 2006, these purchase orders totaled $478.1 million and $411.7 million for WPS Resources and WPSC, respectively. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

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

In response to the EPA Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects, and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generation facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

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

Pulliam Air Permit Violation Lawsuit

The Sierra Club and Clean Wisconsin filed a complaint in the Eastern District of Wisconsin on October 19, 2005. The lawsuit was filed pursuant to the citizen suit provisions of the Clean Air Act. The complaint references opacity exceedances reported by the Pulliam facility located in Green Bay, Wisconsin, from 1999 through the first quarter of 2005. The complaint also alleges monitoring violations from 1999 through 2004, exceedances of the Clean Air Act operating permit in 2002, exceedances of the permit issued for eight diesel generators in 2001, and exceedances of the permit for one of the combustion turbines. The lawsuit seeks penalties, injunctive relief, and costs of litigation. WPSC filed an answer to the complaint on March 6, 2006, asserting a number of affirmative defenses. The Sierra Club and Clean Wisconsin have stated a willingness to discuss the alleged violations and the parties continue to be engaged in settlement negotiations.

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

Weston 4 Discovery Complaint

On December 16, 2005, the Sierra Club filed a complaint with the PSCW alleging that WPSC failed to respond accurately and completely to a PSCW staff request for information about air pollution control technology available for the Weston 4 electric generation facility, the construction of which was authorized by the PSCW in October 2004. Following an informal investigation, the PSCW determined that, although the alleged failure to provide the information did not adversely affect the outcome of the case, WPSC may not have fully complied with the PSCW's procedural rules. Based on this determination, the PSCW referred the matter to the Wisconsin Attorney General for investigation and potential enforcement action. WPSC does not believe that it violated the PSCW's procedural rules. Moreover, both the PSCW and the WDNR have determined that any error by WPSC would not have impacted the outcome of the cases involved. Nonetheless, the referral to the Attorney General could result in enforcement action against WPSC. Any such enforcement action may result in a civil forfeiture or fine. At this time, WPSC believes that its exposure to fines or penalties related to this noncompliance will not have a material impact on its financial results.

Weston Site Operating Permit

On April 18 and April 26, 2005, WPS Resources notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the "Title V" air operating permit that was issued to the facility in October 2004. These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide (CO) limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility. On July 27, 2005, WPSC received a notice of violation (NOV) from the WDNR asserting that the existing Weston facility is not in compliance with certain provisions of the permit. In response to the NOV, a compliance plan was submitted to the WDNR. Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment. On January 19, 2006, WPSC received from the WDNR a Notice of Noncompliance (NON) seeking further information about the alleged non-compliance event. WPSC provided a response to the WDNR and is in the process of seeking to have the permit revised. On February 20, 2006, the WDNR issued an NOV which incorporated most of the alleged noncompliance events described above (the alleged exceedances of the CO limit was not included) and added issues relating to opacity monitoring and the operation of a particulate source for three days without a functioning baghouse. Under the WDNR's stepped enforcement process, an NOV is the first step in the WDNR's enforcement procedure. If the WDNR decides to continue the enforcement process, the next step is a "referral" of the matter to the Wisconsin Attorney General's Office. In addition, citizen groups may seek to initiate enforcement prior to the filing of any lawsuit by the Wisconsin Attorney General's Office or may seek to intervene in the Title V operating permit revision process. WPSC is seeking to amend the applicable permit limits and is taking corrective action. At this time, WPSC believes that its exposure to fines or penalties related to this noncompliance will not have a material impact on its financial results.

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

In March 2005, the EPA finalized the mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program, Clean Air Mercury Rule, modeled on the Clear Skies legislation initiative. The EPA also finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.

The final mercury rule establishes New Source Performance Standards for new units based upon the type of coal burned. Weston 4 will install and operate mercury control technology with the aim of achieving a mercury emission rate less than that in the final EPA mercury rule.

The final mercury rule establishes a mercury cap and trade program, which requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements and does not anticipate incurring costs beyond those to comply with the Wisconsin rule.

ESI's current analysis indicates that additional emission control equipment on its existing units may be required. ESI estimates the capital costs to be approximately $1 million to achieve a 70% reduction, excluding Sunbury.

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

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2015. On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $268 million in order to meet an assumed 2015 compliance date. This estimate is based on costs of current control technology and current information regarding the final EPA rule. The costs may change based on the requirements of the final state rules.

ESI is evaluating the compliance options for the Clean Air Interstate Rule. Additional nitrogen oxide controls on some of ESI's facilities may be necessary, and would cost approximately $3 million, excluding Sunbury. ESI will evaluate a number of options including using the cap and trade program, fuel switching, and/or installing controls.

Clean Air Regulations

Most of the generation facilities owned by ESI are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide and sulfur dioxide. In future years, ESI expects to purchase sulfur dioxide and nitrogen oxide emission allowances at market rates, as needed, to meet requirements for its generation facilities.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel. The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada. Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant formerly owned by WPSC.

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel. Because the DOE has failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel. The case was filed on January 22, 2004, in the United States Court of Federal Claims. The case has been temporarily stayed until December 31, 2006.

In July 2005, WPSC sold Kewaunee to a subsidiary of Dominion Resources, Inc. Pursuant to the terms of the sale, Dominion has the right to pursue the spent nuclear fuel claim and WPSC will retain the contractual right to an equitable share of any future settlement or verdict. The total amount of damages sought is unknown at this time.

Manufactured Gas Plant Remediation

WPSC continues to investigate the environmental cleanup of ten manufactured gas plant sites. Cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc, Menominee, and two Sheboygan sites in Wisconsin is completed. Groundwater treatment and monitoring at these sites will continue into the future. Cleanup of the land portion of three sites will be addressed in the future. River sediment remains to be addressed at sites with sediment contamination, and priorities will be determined in consultation with the EPA. The additional work at the sites remains to be scheduled.

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternatives Program. Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites. A schedule has been agreed to under which onsite investigative work will commence at two of the sites in 2007. WPSC estimated the future undiscounted investigation and cleanup costs as of June 30, 2006, to be approximately $65 million. WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages. WPSC has received $12.7 million to date in insurance recoveries. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

MGUC, which acquired retail natural gas operations in Michigan from Aquila in the second quarter of 2006, is responsible for the environmental impacts at 11 manufactured gas plant sites. Removal of the most contaminated soil has been completed at seven sites. Future investigations are needed at many of the sites to evaluate on-site, off-site, and sediment impacts.

MGUC has estimated future investigation and remediation costs of approximately $25 million. The MPSC has historically authorized recovery of these costs. An environmental liability and related regulatory asset were recorded at the date of acquisition to reflect the expected investigation and clean-up costs relating to these sites and the expected recovery of these costs in future rates.

As these 11 sites are integrated into the corporate gas plant site management program, cost estimates may change. We will also evaluate the feasibility of transferring the MGUC sites into the EPA Superfund Alternatives Program.

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

As of May 13, 2005, several lawsuits were filed by the claimants and putative defendants relating to this incident. The suits that have been filed against UPPCO, WPS Resources, and WPSC include the following claimants: Wisconsin Electric Power Company, Cleveland Cliffs, Inc., Board of Light and Power of the City of Marquette, the City of Marquette, the County of Marquette, Dead River Campers, Inc., Marquette County Road Commission, SBC, ATC, and various land and home owners along the Silver Lake reservoir and Dead River system. WPS Resources is defending these lawsuits and is seeking resolution of all claims and litigation where possible. In May 2005, UPPCO filed a suit against the engineering company that designed the fuse plug (MWH Americas, Inc.) and the contractor who built it (Moyle Construction, Inc.). UPPCO has reached a confidential settlement with Wisconsin Electric Power Company resolving Wisconsin Electric Power Company's claims. The settlement payment has been reimbursed by WPS Resource's insurer and, therefore, did not have a material impact on the Condensed Consolidated Financial Statements. WPS Resources has also settled several small claims with various landowners that are also covered by insurance. WPS Resources is defending the remaining lawsuits filed against it and is seeking resolution of all claims and litigations where possible. A trial date in September 2007 has been set for the remaining cases.

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings.

UPPCO has announced its decision to restore Silver Lake as a reservoir for power generation pending approval of an economically feasible design by the FERC. The FERC has required that a board of consultants evaluate and oversee the design approval process. UPPCO is developing a timeline for the project, provided the FERC approves an economically feasible design. Once work is done, Silver Lake is expected to take approximately two years to refill, based upon natural precipitation.

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. UPPCO received an order from the MPSC permitting deferral and future recovery of these costs. A liability of $1.3 million and an associated regulatory asset of $1.3 million were recorded at June 30, 2006, for estimated future expenditures associated with remediation of the site. In addition, UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next year will be $1.8 million. UPPCO has recorded $0.3 million of this amount as its share of the liability as of June 30, 2006.

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

Stray Voltage Claims

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of WPSC's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of WPSC. One case, Allen v. WPSC, was remanded from the court of appeals to the trial court for a determination of whether a post-verdict injunction is warranted. A second case, Pollack v. WPSC, was tried and ended in a defense verdict on May 5, 2005, and that case is concluded. A third case, Seidl v. WPSC, was dismissed on June 21, 2005, when the trial judge granted WPSC's motion for a directed verdict. The Seidl plaintiffs appealed that dismissal. On July 18, 2006, the Court of Appeals affirmed the trial judge's dismissal of the plaintiffs' case.

On February 15, 2005, the Court of Appeals affirmed the jury verdict in Allen v. WPSC, which awarded the plaintiff $0.8 million for economic damages and $1 million for nuisance. All appeals have been exhausted and the judgment has been paid to the plaintiff, but the plaintiff is still seeking an injunction. The injunction issues are scheduled to be tried to a judge, not a jury, in September 2006. The expert witnesses retained by WPSC do not believe that there is any scientific basis for concluding that electricity from the utility system is currently creating any problem on plaintiff's land. Accordingly, WPSC does not believe there is any basis for issuing an injunction, and intends to contest the plaintiff's claim. If the judge were to find an injunction was warranted, WPSC could be ordered to modify its electric distribution system. The plaintiff would then also assert a claim for monetary damages for the period from June, 2003 to date.

Three cases, Theuerkauf v. WPSC, Wojciehowski Brothers Farms v. WPSC, and Schmoker v. WPSC were filed in the fourth quarter of 2005. The Theuerkauf case was brought by Michigan farmers and was in federal court in Green Bay, but has recently settled for an amount within the self-insured retention. The Wojciehowski case was brought in Wisconsin in Marinette County. It is currently in discovery and WPSC is vigorously defending the case. The Schmoker case was brought in Wisconsin state court in Winnebago County. The parties are currently engaged in settlement discussions.

The PSCW has established certain requirements regarding stray voltage for all utilities subject to its jurisdiction. The PSCW has defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. However, in 2003, the Supreme Court of Wisconsin ruled in the case Hoffmann v. WEPCO that a utility could be liable in tort to a farmer for damage from stray voltage even though the utility had complied with the PSCW's established level of concern. Thus, despite the fact that WPSC believes it abides by the applicable PSCW requirements, it is not immune from tort suits such as these under Wisconsin law.

WPSC has insurance coverage for the pending claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending actions will not be material.

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

WPS Resources committed to fund 50% of total project costs incurred up to $198 million and will receive additional equity in ATC in exchange for the project funding. Under its agreement, WPS Resources invested $22.4 million in ATC during the six months ended June 30, 2006, bringing WPS Resources'

investment in ATC related to the project to approximately $109 million since the inception of the project. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval from the PSCW to continue the project at a revised cost estimate of $420.3 million to reflect additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project, and ATC overhead costs. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million for up to 50% of the revised cost estimate. Allete exercised its option to fund a portion of the Wausau to Duluth transmission line. WPSC and Allete agreed that Allete will fund up to $60 million of the future capital calls for the line. Considering this, for the period January 2006 through the anticipated completion of the line in 2008, WPS Resources expects to fund up to approximately $61 million for its portion of the Wausau to Duluth transmission line.

Beaver Falls

ESI's Beaver Falls generation facility in New York has been out of service since late June 2005. An unplanned outage was caused by the failure of the first stage turbine blades. Inclusive of estimated insurance recoveries, ESI estimates at this time that it will cost approximately $5 million to repair the turbine and replace the damaged blades. In addition, ESI continues to attempt to renegotiate certain restrictive terms of an existing steam off-take agreement, the outcome of which will significantly impact its ability to recover costs. During the second quarter of 2006, natural gas prices decreased, and electric prices and market volatility increased, which caused the value of the plant to go up. The carrying value of the Beaver Falls generation facility at June 30, 2006, is $17.6 million. Although we have not finalized our decision to repair the plant, it is probable that required repairs will be made due to improved economics of generation in New York.

Revenue Sufficiency Guarantee Charges

On April 25, 2006, the FERC issued an order regarding MISO's "Revenue Sufficiency Guarantee" charges (RSG charges). MISO's business practice manuals and other instructions to market participants have stated, since the implementation of market operations on April 1, 2005, that RSG charges will not be imposed on offers to supply power not supported by actual generation (also known as virtual supply offers). However, some market participants raised questions about the language of MISO's tariff concerning that issue and in October 2005, MISO submitted to the FERC proposed tariff revisions clarifying its tariff to reflect its business practices with respect to RSG charges, and filed corrected tariff sheets exempting virtual supply from RSG charges. In its April 2006 decision, the FERC interpreted MISO's tariff to require that virtual supply offers must be included in the calculation of the RSG charges and that to the extent that MISO did not charge virtual supply offers for RSG charges, it violated the terms of its tariff. The FERC order then proceeded to require MISO to recalculate the RSG charges back to April 1, 2005, and to make refunds to customers, with interest, reflecting the recalculated charges. In order to make such refunds, it is likely that MISO will attempt to impose retroactively RSG charges on those who submitted virtual supply offers during the recalculation period. ESI and our electric utility segment made virtual supply offers in MISO during this period on which no RSG charges were imposed, and thus may be subject to a claim for refunds from MISO (which claim will be contested). The electric utility segment will be eligible for the refund discussed above, which is expected to more than offset any charges that will be imposed on the electric utility segment. ESI, however, is not eligible for any offsetting refunds. The FERC's April 2006 order has been challenged by MISO and other parties, including WPS Resources, and the eventual outcome of these proceedings is unclear. As of the date of this report, we do not believe this issue will have a material impact on WPS Resources’ Consolidated Financial Statements.

Synthetic Fuel Production Facility

Background

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

Section 29/45K Federal Tax Credits Related to Our Ownership Interest in a Synfuel Facility

Numerous events have increased domestic crude oil prices, including concerns about terrorism and foreign relations, storm-related supply disruptions, and worldwide demand. Therefore, in order to mitigate exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized, ESI entered into a series of derivative (option) contracts, beginning in the first quarter of 2005, covering a specified number of barrels of oil. If no phase-out were to occur in 2006, we would expect to recognize approximately $26 million of Section 29/45K federal tax credits from our ownership interest in a synthetic fuel production facility. Based upon 2006 actual year-to-date and forward oil prices, we are anticipating significant phase-outs of 2006 and 2007 Section 29/45K federal tax credits. However, we cannot predict with certainty the future price of a barrel of oil and, therefore, have no way of knowing what portion of our 2006 and 2007 tax credits will ultimately be phased out. ESI estimates that 2006 Section 29/45K federal tax credits will begin phasing out if the annual average NYMEX price of a barrel of oil reaches approximately $60, with a total phase-out if the annual average NYMEX price of a barrel of oil reaches approximately $74. At June 30, 2006, based upon estimated annual average oil prices, we anticipate that approximately 76% of the 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out. For the year ending December 31, 2006, including the projected tax credit phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $7 million from our ownership interest in a synthetic fuel production facility. However, the actual amount of tax credits recognized in 2006 could differ substantially from our June 30, 2006 estimate, based upon actual average annual oil prices.

ESI has derivative (option) contracts that mitigate substantially all of the Section 29/45K tax credit exposure in 2006 and approximately 40% of the exposure in 2007. The derivative contracts involve purchased and written options that provide for net cash settlement at expiration based on the annual average NYMEX trading price of oil in relation to the strike price of each option. Net premiums paid to date for options to mitigate exposure to Section 29/45K federal tax credit phase-outs in 2006 and 2007 related to ESI's ownership interest in a synthetic fuel production facility totaled $15.7 million ($12.4 million for 2006 options and $3.3 million for 2007 options), all of which are recorded as risk management assets and liabilities on the balance sheet. Essentially, ESI paid $12.4 million for options ($7.4 million after-tax) to protect the value of approximately $26 million of tax credits in 2006 and $3.3 million for options ($2.0 million after-tax) to protect the value of approximately $10 million of tax credits in 2007. ESI has not hedged an estimated $16 million of 2007 tax credits. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently as a component of nonregulated revenue. This results in mark-to-market gains being recognized in earnings in different periods, compared to any offsetting tax credit phase-outs. For example, from the inception of ESI's Section 29/45K hedging strategy in the first quarter of 2005 through June 30, 2006, total pre-tax mark-to-market and realized gains recognized on 2006 oil options were $22.0 million, while total pre-tax mark-to-market gains recognized on 2007 oil options were $9.4 million. These pre-tax gains compared to a phase-out of approximately $10 million of tax credits during the first six months of 2006 (no tax credit phase-outs were recognized in 2005).

In addition to exposure from federal tax credits, ESI has also historically received royalties tied to the amount of synthetic fuel produced as well as variable payments from a counterparty related to ESI's 2002 sale of 30% of its interest in ECO Coal Pelletization #12. While variable payments are received by ESI quarterly, royalties are a function of annual synthetic fuel production and are generally not received until later in the year. Because ESI's partners in the synthetic fuel facility have begun to curtail their synthetic fuel production, it is unlikely ESI will recognize any royalty income in 2006 or 2007, compared to $3.5 million of pre-tax royalty income that was recognized in 2005. Income from variable payments received from the 2002 sale (discussed above) is also likely to decrease. ESI expects to recognize pre-tax income related to these variable payments of approximately $2.6 million in 2006 and no income from the variable payments in 2007. In comparison, ESI recognized pre-tax income of $3.7 million related to the variable payments in 2005.

Additional Synthetic Fuel Production Procured in 2006

ESI's partner in the synthetic fuel facility curtailed production during the second quarter of 2006. In addition to the production ESI is entitled to based upon its ownership interest in the synthetic fuel facility (discussed above), ESI also elected to take, and economically hedge the risk, associated with the additional production its synthetic fuel partner curtailed. The following facts are pertinent to understanding the impact this transaction had on results of operations for the six months ended June 30, 2006, and the impact for the remainder of 2006.

●
If no phase-out of Section 29/45k federal tax credits occurs in 2006, the additional production that was procured would result in the recognition of approximately $9 million of tax credits. This is in addition to the $26 million of tax credits (disclosed above) that we would recognize from production procured from our ownership interest in the synthetic fuel production facility.

●
For the year ending December 31, 2006, including the projected 76% tax credit phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $2 million from the additional production that was procured. This is in addition to the benefit of Section 29/45K federal tax credits totaling approximately $7 million that we expect to recognize from our ownership interest in the synthetic fuel production facility, including the projected 76% tax credit phase-out.

●
For the quarter and six months ended June 30, 2006, ESI's share of operating losses from its investment in the synthetic fuel facility increased approximately $4 million on a pre-tax basis, which was driven by the additional synthetic fuel production procured.

●	Mark-to-market gains on derivative instruments related to the economic hedging strategies for the additional production that was procured are included in the table below.
●
Absent the anticipated 76% tax credit phase-out, we estimate that an additional income tax benefit of $7 million would have been recognized during the six months ended June 30, 2006 from the procurement of the additional production.

Impact of Synthetic Fuel Activities on Results of Operations

The following table shows the impact that ESI's investment in the synthetic fuel production facility and procurement of additional tons, including derivative (option) contract activity, had on the Condensed Consolidated Statements of Income for the six months ended June 30.

Amounts are pre-tax, except tax credits (millions)	Income (loss)

	2006	2005
Provision for income taxes:
Section 29/45K federal tax credits recognized	$7.6	$18.6

Nonregulated revenue:
Mark-to-market gains on 2005 oil options	-	0.2
Premium amortization on 2005 oil options	-	(1.5)
Mark-to-market gains on 2006 oil options	17.7	3.1
Net realized gains on 2006 oil options	2.0	-
Mark-to-market gains on 2007 oil options	5.0	2.1

Miscellaneous income:
Operating losses - synthetic fuel facility	(12.9)	(8.4)
Variable payments received	1.9	1.9
Royalty income recognized	-	-
Deferred gain recognized	1.1	1.1
Interest received on fixed note receivable	0.5	0.7

Minority interest	2.4	2.4

NOTE 12--GUARANTEES

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

Corporate guarantees issued in the future under the Board authorized limits may or may not be reflected on WPS Resources' Condensed Consolidated Balance Sheet, depending on the nature of the guarantee.

At June 30, 2006, and December 31, 2005, outstanding guarantees totaled $1,479.4 million, and $1,310.6 million, respectively, as follows:

WPS Resources' Outstanding Guarantees (Millions)	June 30, 2006	December 31, 2005
Guarantees of subsidiary debt	$178.4	$27.2
Guarantees supporting commodity transactions of subsidiaries	1,206.5	1,154.7
Standby letters of credit	81.2	114.3
Surety bonds	0.9	0.8
Other guarantees	12.4	13.6
Total guarantees	$1,479.4	$1,310.6

WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed at June 30, 2006	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$178.4	$150.0	$-	$-	$28.4
Guarantees supporting commodity transactions of subsidiaries	1,206.5	1,076.0	58.3	13.6	58.6
Standby letters of credit	81.2	76.6	4.6	-	-
Surety bonds	0.9	0.3	0.6	-	-
Other guarantees	12.4	-	-	12.4	-
Total guarantees	$1,479.4	$1,302.9	$63.5	$26.0	$87.0

At June 30, 2006, WPS Resources had outstanding $178.4 million in corporate guarantees supporting indebtedness. Of that total, $150.0 million supports an ESI 364-day credit agreement entered into in April 2006, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by WPS Resources and are subject to the aggregate $1.5 billion guarantee limit authorized for ESI by WPS Resources' Board of Directors (discussed below). As of June 30, 2006, the entire $150 million has been borrowed by ESI, leaving no availability left on the existing credit agreement. Another $28.4 million of guarantees supports outstanding debt at ESI's subsidiaries, of which $1.1 million is subject to the $1.5 billion limit. The underlying debt related to these guarantees is reflected on WPS Resources' Condensed Consolidated Balance Sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.5 billion to support the business operations of ESI. WPS Resources primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide them assurance that ESI will perform on its obligations and permit ESI to operate within these markets. At June 30, 2006, WPS Resources provided parental guarantees subject to this limit in the amount of $1,311.8 million, reflected in the above table, for ESI's indemnification obligations for business operations and for the $150 million credit agreement discussed above. In addition, WPS Resources also provides parental guarantees for ESI of $8.1 million that received specific authorization from WPS Resources' Board of Directors and are not included in the $1.5 billion general authorized amount. Of the parental guarantees provided by WPS Resources, the current amount at June 30, 2006, which WPS Resources would be obligated to support, is approximately $312.8 million.

Another $2.7 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on WPS Resources' Condensed Consolidated Balance Sheet. In February 2005, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO.

Both MGUC and MERC have been authorized to issue corporate guarantees in the aggregate amount of up to $50 million each to support their business operations. At June 30, 2006, MGUC had $21.0 million of outstanding guarantees related to natural gas supply. MERC had $12.9 million of outstanding guarantees related to natural gas supply at June 30, 2006.

At WPS Resources' request, financial institutions have issued $81.2 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. Of this amount, $75.7 million has been issued to support ESI's operations. Included in the $75.7 million is $2.5 million that has specific authorization from WPS Resources Board of Directors and is not included in the $1.5 billion guarantee limit. The remaining $73.2 million counts against the $1.5 billion guarantee limit authorized for ESI. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in WPS Resources' Condensed Consolidated Balance Sheet.

At June 30, 2006, WPS Resources furnished $0.9 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Of the $0.9 million of surety bonds, $0.3 million supports ESI and is included in the $1.5 billion guarantee limit authorized for ESI. Liabilities incurred as a result of activities covered by surety bonds are included in the WPS Resources' Condensed Consolidated Balance Sheet.

A guarantee of $4.4 million listed in the above table under other guarantees was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on WPS Resources' Condensed Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light agreed to indemnify Dominion for 70% of any and all reasonable costs resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum combined exposure of $15 million for WPSC and Wisconsin Power and Light. WPSC believes that it will expend its share of costs related to this indemnification and, as a result, recorded the fair value of the liability, or $8.9 million, as a component of the loss on the sale of Kewaunee. WPSC has paid a total of $0.9 million to Dominion related to this guarantee, reducing the liability to $8.0 million as of June 30, 2006.

Under the sales agreement with Corona Power, LLC relating to the sale of Sunbury, ESI agreed to indemnify Corona for losses resulting from potential breaches of ESI's representations and warranties thereunder. This indemnification obligation is capped at $30 million for the first two years and then $5 million for years three and four. ESI believes the likelihood of having to make any material cash payments under the sales agreement as a result of breaches of representations and warranties is remote.

NOTE 13--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for WPS Resources' benefit plans for the three months ended June 30:

WPS Resources	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$6.0	$5.8	$1.7	$2.0
Interest cost	10.4	10.1	4.6	4.1
Expected return on plan assets	(10.9)	(10.9)	(3.5)	(3.2)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.3	1.3	(0.6)	(0.6)
Amortization of net loss	3.0	2.3	1.6	1.7
Net periodic benefit cost	$9.8	$8.6	$3.9	$4.1

WPSC's share of net periodic benefit cost for the three months ended June 30 is included in the table below:

WPSC	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$4.6	$4.7	$1.5	$2.0
Interest cost	8.2	8.4	3.6	3.7
Expected return on plan assets	(8.9)	(9.5)	(3.3)	(3.1)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.2	1.2	(0.5)	(0.5)
Amortization of net loss	1.9	1.5	1.1	1.5
Net periodic benefit cost	$7.0	$6.3	$2.5	$3.7

The following table provides the components of net periodic benefit cost for WPS Resources' benefit plans for the six months ended June 30:

WPS Resources	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$11.8	$11.9	$3.5	$4.0
Interest cost	20.4	20.2	8.5	8.3
Expected return on plan assets	(21.4)	(21.8)	(6.6)	(6.3)
Amortization of transition obligation	0.1	0.1	0.2	0.2
Amortization of prior-service cost (credit)	2.6	2.7	(1.1)	(1.1)
Amortization of net loss	5.1	4.3	2.6	2.8
Net periodic benefit cost	$18.6	$17.4	$7.1	$7.9

WPSC's share of net periodic benefit cost for the six months ended June 30 is included in the table below:

WPSC	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$9.2	$9.7	$3.3	$3.8
Interest cost	16.4	16.7	7.1	7.5
Expected return on plan assets	(18.0)	(19.2)	(6.4)	(6.1)
Amortization of transition obligation	0.1	0.1	0.2	0.2
Amortization of prior-service cost (credit)	2.3	2.4	(1.0)	(1.0)
Amortization of net loss	3.3	2.9	2.0	2.4
Net periodic benefit cost	$13.3	$12.6	$5.2	$6.8

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year. For the six months ended June 30, 2006, $2.7 million of contributions were made to the pension benefit plan, and no contributions were made to the other postretirement benefit plans. WPS Resources expects to contribute an additional $22.6 million to its pension plan and $17.9 million to its other postretirement benefit plans in the remainder of 2006.

NOTE 14--STOCK-BASED COMPENSATION

WPS Resources has four stock-based compensation plans: the 2005 Omnibus Incentive Compensation Plan ("2005 Omnibus Plan"), the 2001 Omnibus Incentive Compensation Plan ("2001 Omnibus Plan"), the 1999 Stock Option Plan ("Employee Plan"), and the 1999 Non-Employee Directors Stock Option Plan ("Director Plan"). Under the provisions of the 2005 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 1,600,000. No additional awards will be issued under the 2001 Omnibus Plan or the Employee Plan, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation. The number of shares issuable under each of the aforementioned stock-based compensation plans, each outstanding award, and stock option exercise prices are subject to adjustment, at the Board of Directors’ discretion, in the event of any stock split, stock dividend, or other similar transaction. At June 30, 2006, only stock options and performance stock rights were outstanding under the aforementioned plans.

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

Effective January 1, 2006, WPS Resources adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Under this transition method, prior periods' results are not restated. Stock-based compensation cost for 2006 includes compensation cost for all stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated future forfeitures. There was no material cumulative effect of a change in accounting principle recorded upon adoption of SFAS No 123R. Stock-based compensation cost for all awards granted after January 1, 2006, will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The implementation of SFAS No. 123R had an immaterial impact on cash flows from operations and cash flows from financing activities.

The following table illustrates the effect on income available for common shareholders and earnings per share for the second quarter of 2005, had WPS Resources applied the fair value recognition provisions of SFAS No. 123:

(Millions, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Income available for common shareholders
As reported	$23.9	$89.8
Add: Stock-based compensation expense using the intrinsic value method - net of tax	0.8	1.3
Deduct: Stock-based compensation expense using the fair value method - net of tax	(0.4)	(0.7)
Pro forma	$24.3	$90.4

Basic earnings per common share
As reported	$0.63	$2.37
Pro forma	0.64	2.39

Diluted earnings per common share
As reported	$0.62	$2.35
Pro forma	0.63	2.37

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

The number of stock options granted under the Director Plan may not exceed 100,000, and the shares to be delivered will consist solely of treasury shares. Stock options are granted at the discretion of the Board of Directors. No additional options may be granted under this plan. All options have a ten-year term, but they may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the stock options were granted.

The fair values of stock option awards outstanding at January 1, 2006, were estimated using the Black-Scholes option-pricing model. Stock options granted after the implementation of SFAS No. 123R will be valued using a binomial lattice model. No stock options were granted during the six months ended June 30, 2006, and no modifications were made to previously issued awards. Total pre-tax compensation expense recognized for stock options during the three and six months ended June 30, 2006, was $0.2 million and $0.3 million, respectively, of which $0.1 million and $0.2 million, respectively, relates to WPSC. The total compensation cost capitalized for these same periods was immaterial.

As of June 30, 2006, $1.2 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises was immaterial during the three and six months ended June 30, 2006. The tax benefit realized from these option exercises was also immaterial for the three and six months ended June 30, 2006.

A summary of stock option activity for the six months ended June 30, 2006, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2005
2001 Omnibus Plan	1,194,441	$41.72
2005 Omnibus Plan	325,347	54.85
Employee Plan	156,973	33.99
Director Plan	12,000	25.50
Exercised
2001 Omnibus Plan	13,264	38.73		$0.2
Forfeited
2001 Omnibus Plan	250	44.73		-
Outstanding at June 30, 2006
2001 Omnibus Plan	1,180,927	41.75	7.05	9.3
2005 Omnibus Plan	325,347	54.85	9.44	-
Employee Plan	156,973	33.99	4.23	2.5
Director Plan	12,000	25.50	3.24	0.3
Options exercisable at June 30, 2006
2001 Omnibus Plan	698,849	39.31	6.55	7.2
Employee Plan	156,973	33.99	4.23	2.5
Director Plan	12,000	25.50	3.24	0.3

No options expired during the six months ended June 30, 2006.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at June 30, 2006. This is calculated as the difference between WPS Resources' closing stock price on June 30, 2006, and the option exercise price, multiplied by the number of in-the-money stock options.

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

The fair values of performance stock right awards outstanding at January 1, 2006, were estimated using WPS Resources' common stock price on the date of grant, less the present value of expected dividends over the three-year vesting period, assuming a payout of 100% of target. Performance stock rights granted after the implementation of SFAS No. 123R will be valued using the Monte Carlo valuation model. No performance stock rights were granted during the six months ended June 30, 2006, and no modifications were made to previously issued awards. Pre-tax compensation expense recorded for performance stock rights for the three months and six months ended June 30, 2006, was $0.7 million and $1.3 million, respectively. For these same time periods $0.4 million and $0.9 million relate to WPSC. The total compensation cost capitalized was immaterial.

The total intrinsic value of performance shares distributed during the first quarter of 2006 (related to the December 2002 grant) was $2.4 million. The tax benefit realized due to the distribution of performance shares totaled $1.0 million. No performance shares were distributed during the second quarter.

As of June 30, 2006, $3.2 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the activity of the performance stock rights plan for the six months ended June 30, 2006, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	211,421	$41.93
Distributed	37,600	31.60
Forfeited	800	45.84
Outstanding at June 30, 2006	173,021	$44.15

Performance stock rights vested at December 31, 2005, were paid out during the first quarter of 2006. The actual number of shares of WPS Resources' common stock distributed totaled 45,121 based on a payout of 120% of target. None of the stock rights outstanding at June 30, 2006, were exercisable at June 30, 2006.

NOTE 15--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. WPS Resources' total comprehensive income is:

	Three Months Ended June 30,
(Millions)	2006	2005
Income available for common shareholders	$34.9	$23.9
Cash flow hedges, net of tax of $7.6 and $1.7	11.8	2.9
Foreign currency translation	0.3	0.4
Unrealized gain on available-for-sale securities, net of tax of $0.1 for both periods	(0.2)	(0.1)
Total comprehensive income	$46.8	$27.1

	Six Months Ended June 30,
(Millions)	2006	2005
Income available for common shareholders	$95.0	$89.8
Cash flow hedges, net of tax of $19.6 and $(7.0)	30.4	(10.7)
Foreign currency translation	0.3	(0.3)
Unrealized gain on available-for-sale securities, net of tax of $0.1 for 2005	-	0.1
Total comprehensive income	$125.7	$78.9

The following table shows the changes to accumulated other comprehensive income from December 31, 2005, to June 30, 2006.

(Millions)
December 31, 2005 balance	$(10.4)
Cash flow hedges	30.4
Foreign currency translation	0.3
June 30, 2006 balance	$20.3

NOTE 16--COMMON EQUITY

WPS Resources' common stock shares, $1 par value	June 30, 2006	December 31, 2005
Common stock outstanding, $1 par value, 200,000,000 shares authorized	43,122,346	40,089,898
Treasury shares	12,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	304,832	270,491
Average cost of deferred compensation rabbi trust shares	$42.03	$40.29

Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, performance stock rights, and shares related to the forward equity transaction. The calculation of diluted earnings per share for the periods shown excludes some stock option and performance stock rights that had an anti-dilutive effect. The shares having an anti-dilutive effect are not significant for any of the periods shown. The following tables reconcile the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2006	2005	2006	2005
Income available to common stockholders	$34.9	$23.9	$95.0	$89.8

Basic EPS
Average shares of common stock outstanding - basic	42.2	38.0	41.2	37.9
Income from continuing operations	$0.96	$0.75	$2.41	$2.38
Discontinued operations, net of tax	(0.13)	(0.12)	(0.10)	(0.01)
Earnings per common share (basic)	$0.83	$0.63	$2.31	$2.37

Diluted EPS
Average shares of common stock outstanding	42.2	38.0	41.2	37.9
Effect of diluted securities
Performance stock rights and stock options	-	0.4	0.1	0.3
Average shares of common stock outstanding - diluted	42.2	38.4	41.3	38.2

Income from continuing operations	$0.96	$0.74	$2.41	$2.36
Discontinued operations, net of tax	(0.13)	(0.12)	(0.11)	(0.01)
Earnings per common share (diluted)	$0.83	$0.62	$2.30	$2.35

In November 2005, WPS Resources entered into a forward equity sale agreement with an affiliate of J. P. Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of WPS Resources' common stock. On May 10, 2006, WPS Resources physically settled the forward equity agreement (and, thereby, issued 2.7 million shares of common stock) and received proceeds of $139.6 million. The proceeds were used to pay down commercial paper borrowings originally utilized to finance the acquisition of the natural gas distribution operations in Michigan and for general corporate purposes.

NOTE 17--REGULATORY ENVIRONMENT

Wisconsin

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January through March 2006 as well as the projected fuel savings in April through June 2006. This refund results in a credit to customers' bills over the months of May 2006 to August 2006. A current regulatory liability of $3.1 million has been recorded at June 30, 2006, and $4.6 million was refunded to customers in the second quarter of 2006, related to the stipulation agreement. Rates remain subject to refund under the agreement through the end of the year.

On March 31, 2006, WPSC filed a request with the PSCW to increase retail electric and natural gas rates 14.4% ($125.1 million) and 3.9% ($22.6 million), respectively for 2007. Since then, WPSC adjusted the request to 15.8% ($136.9 million) due to higher than expected coal costs and Weston 3 maintenance costs. The proposed retail electric rate increase is required because of increased costs associated with electric transmission, (including the recovery of 2007 MISO costs and deferred MISO costs from 2005 and 2006), higher fuel and purchased power costs (including the recovery of deferred costs for reduced coal deliveries in 2005), costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center. The proposed retail natural gas rate increase is driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and remediation of former manufactured gas sites. This filing included an 11.0% return on common equity and a common equity ratio of 60.35% in its regulatory capital structure. Hearings on this request have been scheduled for September 2006, and WPSC anticipates the new rates to be effective January 1, 2007. In order to provide greater rate certainty for our customers through 2008, WPSC filed a biennial rate proposal with the PSCW on July 1, 2006. The rate proposal includes a revenue stabilization mechanism, which is designed to reduce over and under collections of WPSC's gross margin caused by variations in the weather. WPSC expects that the PSCW will act upon this proposal as part of the 2007 rate case.

On December 22, 2005, the PSCW issued a final written order authorizing a retail electric rate increase of $79.9 million (10.1%) and a retail natural gas rate increase of $7.2 million (1.1%), effective January 1, 2006. The 2006 rates reflect an 11.0% return on common equity. The PSCW also approved a common equity ratio of 59.7% in its regulatory capital structure. The 2006 retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), and also for costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, retail electric rates were lowered to reflect a refund to customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the sale of Kewaunee. The 2006 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

On June 7, 2005, WPSC filed with the PSCW, the MPSC, and the FERC a request for establishment of a cooperative joint proceeding for approval of the Kewaunee wind-up plan. The wind-up plan proposed that the refunds due to both retail and wholesale customers related to proceeds received from the liquidation of the nonqualified decommissioning trust fund be offset by the net loss on the sale of the plant and also by certain costs related to the 2004 and 2005 Kewaunee outages. The wind-up plan proposed to begin the amortization of the net regulatory liability as a credit to customer rates as of the effective date of the PSCW's order (January 1, 2006). The FERC subsequently denied the request for joint proceeding with the PSCW. The wind-up plan was addressed by the PSCW in WPSC's 2006 rate case (discussed above). The PSCW ruled in the 2006 rate case that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and not netted as WPSC initially proposed in its wind-up plan. In the 2006 rate case, the PSCW determined that Wisconsin retail customers were entitled to be refunded approximately 85% of the proceeds received from the liquidation of the nonqualified decommissioning trust fund based on a historical allocation methodology, or approximately $108 million of the total $127.1 million of proceeds received, over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital). In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund over a 60-month period. Refunding to Michigan customers began in the third quarter of 2005.

On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution. Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and final resolution was reached between WPSC and one party on this matter. On April 25, 2006, formal settlement discussions were terminated with the remaining parties. On May 19, 2006, WPSC filed a proposed amendment to revise the manner of distributing the value of the non-qualified decommissioning trust related to the Kewaunee plant. Instead of providing refunds as a credit to wholesale customers' future bills, WPSC proposed to refund the value of the non-qualified decommissioning trust based on historical customer payments paid into the trust fund. WPSC also proposed to reduce the amortization period of the refund from five years, as originally proposed, to two years. In addition, on May 24, 2006, WPSC filed a motion to consolidate the June 2005 proceeding with the instant proceeding for purposes of hearing and decision and to expedite the instant proceeding so that the litigation on both proceedings may be conducted on a timely basis. On June 30, 2006, the FERC accepted WPSC's wind-up plan amendment, and suspended it until August 1, 2006. The FERC also granted WPSC's request for consolidation. Final resolution of the case is not anticipated until 2007.

At June 30, 2006, WPSC had recorded a $96.8 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded to both retail and wholesale customers.

Michigan

On June 27, 2006, the MPSC issued a final written order authorizing a retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006. The 2006 rate reflects a 10.75% return on common equity. The MPSC also approved a common equity ratio of 54.9% in its regulatory capital structure. The retail electric rate increase was required in order to improve service quality and reliability, upgrade technology, and manage rising employee and retiree benefit costs. UPPCO's last retail electric rate increase was in December 2002.

The increased retail electric rate does not reflect the recovery by UPPCO of any deferred costs associated with the Silver Lake incident, which will be addressed in a future proceeding.

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

For the 16-month transitional period, ESI received billings of $19.2 million for these charges, of which approximately $17 million relates to its Michigan retail electric business and $2 million relates to Ohio retail electric business. ESI expensed $14.7 million of the $19.2 million. It is probable that ESI's total exposure will be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings. ESI anticipates settling a significant portion of its SECA matters through vendor negotiations in 2006 and reached a $1.0 million settlement agreement with one of its vendors in January 2006. Resolution of issues to be raised in an upcoming SECA hearing offer the possibility of further reductions in ESI's exposure, but the extent is unknown at present. Through existing contracts, ESI has the ability to pass a portion of the SECA charges on to customers and has been doing so. Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact ESI's long-term competitiveness. The application and legality of the SECA is being challenged by many load-serving entities, including ESI and ESI continues to pursue all avenues to appeal and/or reduce the SECA obligations.

The SECA is also an issue for WPSC and UPPCO, who have intervened and protested a number of proposals in this docket because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers. It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates. WPSC and UPPCO have reached a settlement in principle with American Electric Power and Commonwealth Edison, which was certified by the settlement judge and now awaits approval by the FERC. Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million paid by WPSC during the transition period.

NOTE 18--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Prior to the fourth quarter of 2005, WPS Resources reported two nonregulated segments, ESI and WPS Power Development. In the fourth quarter of 2005, WPS Resources' Chief Executive Officer and its Board of Directors decided to view ESI and WPS Power Development as one business; therefore, corresponding changes were made to the segment information reported to them. Effective in the fourth quarter of 2005, WPS Resources began reporting to the Chief Executive Officer and Board of Directors one nonregulated segment, ESI. Segment information related to prior periods has been reclassified to reflect this change.

Our two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC, MGUC, and certain transition costs related to the acquisition of the retail natural gas distribution operations in Minnesota from Aquila. As discussed above, ESI is our primary nonregulated segment offering natural gas, electric, and alternate fuel supplies as well as energy management and consulting services to retail and wholesale customers, and marketing power from its generation plants that are not under contract to third parties. The Other segment, another nonregulated segment, includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies, along with nonutility activities at WPSC, MGUC, and UPPCO.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	ESI(2)	Other(1)	Reconciling Eliminations	WPS Resources Consolidated

Three Months Ended June 30, 2006
External revenues	$254.1	$95.4	$349.5	$1,129.5	$-	$-	$1,479.0
Intersegment revenues	8.3	0.2	8.5	4.6	0.3	(13.4)	-
Income from continuing operations	24.0	(7.3)	16.7	19.0	5.6	-	41.3
Discontinued operations	-	-	-	(5.6)	-	-	(5.6)
Income available for common shareholders	23.4	(7.5)	15.9	13.4	5.6	-	34.9

Three Months Ended June 30, 2005
External revenues	$231.8	$89.6	$321.4	$993.1	$-	$-	$1,314.5
Intersegment revenues	8.4	0.2	8.6	2.2	0.3	(11.1)	-
Income from continuing operations	21.4	(1.6)	19.8	8.3	1.3	-	29.4
Discontinued operations	-	-	-	(4.7)	-	-	(4.7)
Income available for common shareholders	20.9	(1.9)	19.0	3.6	1.3	-	23.9

Six Months Ended June 30, 2006
External revenues	$500.3	$288.3	$788.6	$2,691.5	$-	$-	$3,480.1
Intersegment revenues	18.5	0.3	18.8	5.8	0.6	(25.2)	-
Income from continuing operations	39.9	(0.2)	39.7	54.9	6.4	-	101.0
Discontinued operations	-	-	-	(4.4)	-	-	(4.4)
Income available for common shareholders	38.9	(0.8)	38.1	50.5	6.4	-	95.0

Six Months Ended June 30, 2005
External revenues	$468.2	$264.1	$732.3	$2,044.3	$-	$-	$2,776.6
Intersegment revenues	16.0	0.3	16.3	3.3	0.6	(20.2)	-
Income from continuing operations	45.4	12.7	58.1	32.3	1.5	-	91.9
Discontinued operations	-	-	-	(0.5)	-	-	(0.5)
Income available for common shareholders	44.4	12.1	56.5	31.8	1.5	-	89.8

(1)  Includes only utility operations.  Nonutility operations are included in the Other column.
(2) All revenue and costs of ESI's discontinued operations are combined and reported on a net basis in the Condensed Consolidated Statements of Income for all periods presented. Accordingly, the above table does not reflect revenues from discontinued operations, but the results from discontinued operations are included as a component of ESI's income in the table. Nonregulated revenues reclassified to discontinued operations for the three months ended June 30, 2006 and June 30, 2005, were $22.5 million and $13.0 million, respectively, and were $59.4 million and $37.8 million, for the six months ended June 30, 2006 and June 30, 2005, respectively.

WPSC's principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility	Other	Reconciling Eliminations	WPSC Consolidated

Three Months Ended June 30, 2006
External revenues	$238.9	$68.0	$306.9	$0.3	($0.3)	$306.9
Earnings on common stock	23.7	(2.2)	21.5	3.6	-	25.1

Three Months Ended June 30, 2005
External revenues	$219.3	$89.8	$309.1	$0.3	$(0.3)	$309.1
Earnings on common stock	20.6	(1.9)	18.7	2.6	-	21.3

Six Months Ended June 30, 2006
External revenues	$468.3	$261.0	$729.3	$0.7	($0.7)	$729.3
Earnings on common stock	37.8	8.5	46.3	5.0	-	51.3

Six Months Ended June 30, 2005
External revenues	$439.1	$264.4	$703.5	$0.7	$(0.7)	$703.5
Earnings on common stock	43.0	12.1	55.1	3.8	-	58.9

(1)	Includes only utility operations. Nonutility operations are included in the Other column.

NOTE 19--NEW ACCOUNTING PRONOUNCEMENTS

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." This Staff Position clarifies that a qualitative analysis of the design of an entity should be used to determine the variability to be considered in applying Interpretation No. 46(R), "Consolidation of Variable Interest Entities." In particular, the following steps should be used as the basis for that determination: (1) analyze the nature of the risks in the entity, and (2) determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in step (1)) the entity is designed to create and pass along to its interest holders. The guidance is to be applied prospectively beginning the first day of the first reporting period beginning after June 15, 2006. WPS Resources will evaluate future transactions under the guidance stipulated in FASB Staff Position No. FIN 46(R)-6.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." This guidance addresses the following issues: (1) whether two or more exchange transactions involving inventory with the same counterparty are entered into in contemplation of one another and should be viewed as a single exchange transaction within the scope of Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions," and (2) whether non-monetary exchanges of inventory in the same line of business should be recognized at fair value. This consensus is effective for all arrangements entered into in reporting periods beginning after March 15, 2006, and for modifications or renewals of existing arrangements after that date. Although the consensus did not impact WPS Resources' financial statements in the second quarter, we will continue to evaluate future transactions under the guidance of Issue No. 04-13.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," to provide guidance on how to reflect uncertain tax positions in an enterprise's financial statements. The Interpretation applies to all tax positions and will affect all circumstances in which an entity is uncertain as to whether a tax position will ultimately be sustained as filed in its tax return. In order to recognize a tax benefit in the financial statements, an entity must determine that it is "more likely than not" that the tax benefit will be realized. The amount of the tax benefit to be recognized is the largest amount that is greater than 50% likely to be realized upon ultimate settlement with the taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. WPS Resources is currently analyzing any impact this guidance may have on its financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - WPS RESOURCES

WPS Resources is a diversified holding company operating through subsidiaries that provide energy and related services. Our wholly owned subsidiaries include four regulated utilities, WPSC, UPPCO, MGUC, and MERC, which was established to purchase the retail natural gas distribution operations in Minnesota from Aquila, Inc. (Aquila). Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated ESI subsidiary.

Strategic Overview

The focal point of WPS Resources' business plan is the creation of long-term value for our shareholders and our customers through growth, operational excellence, asset management, risk management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services. We are seeking growth of our regulated and nonregulated portfolio and placing an emphasis on regulated growth.  A discussion of the essential components of our business plan is set forth below.

Maintain and Grow a Strong Regulated Utility Base - We are focusing on growth in our regulated operations. A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success. WPS Resources believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•	In July 2006, WPS Resources entered into a definitive merger agreement with Peoples Energy Corporation (Peoples Energy). See Note 5, "Acquisitions and Sales of Assets," for more information.
•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability. Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC. In addition, WPSC is pursuing plans to construct other electric generation facilities in the future, in particular to meet new energy efficiency and renewables standards enacted in Wisconsin.

•
On April 1, 2006, our subsidiary, MGUC, acquired Aquila's natural gas distribution operations in Michigan and on July 1, 2006, our subsidiary, MERC, acquired Aquila's natural gas distribution operations in Minnesota. The addition of these regulated assets in close proximity to WPS Resources' existing regulated electric and natural gas operations in Wisconsin and Michigan will transition WPS Resources to a larger and stronger regional energy company.

•	We have invested in ATC and received additional equity interest as consideration for funding a portion of the Duluth, Minnesota, to Wausau, Wisconsin, transmission line.
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

•
The proposed merger of WPS Resources and Peoples Energy will align the best practices and expertise of both companies and result in efficiencies by eliminating redundant and overlapping functions and systems. The merger is expected to ultimately result in annual cost savings of approximately $87 million in the regulated businesses and $7 million in the nonregulated business. We anticipate achieving these ongoing synergies approximately five years from the date of the merger and it is expected that one-time costs to obtain the synergies will be approximately $186 million.

•
We have integrated resources at our nonregulated subsidiaries by restructuring the management teams of ESI and its subsidiary, WPS Power Development, and taking measures to reduce merchant generation market risk.

•
At our regulated business units, we are optimally sourcing work and combining resources to achieve best practices at WPSC, UPPCO, MGUC and the natural gas distribution operations in Minnesota that were acquired by MERC on July 1, 2006, in order to achieve operational excellence and sustainable value for customers and shareholders.

•
An initiative we call "Competitive Excellence" is being deployed across WPS Resources and its subsidiaries. Competitive Excellence strives to eliminate work that does not provide value for customers. This will create more efficient processes, improve the effectiveness of employees, and reduce costs.

Strategically Grow Nonregulated Businesses - ESI will grow its electric and natural gas business (through strategic acquisitions, penetration in existing markets, and new product offerings) by targeting growth in areas where it has market expertise and through "strategic hiring" in other areas. ESI also focuses on optimizing the operational efficiency of its existing portfolio of assets and pursues compatible development projects that strategically fit with its customer base and market expertise.

•
The proposed merger of WPS Resources and Peoples Energy will comprise the complementary nonregulated energy marketing businesses of both companies. By combining the energy marketing businesses, we will create a stronger, more competitive, and better balanced growth platform for our nonregulated business.

•
ESI began offering retail electric products in 2006 primarily to large commercial and industrial customers in Illinois, New Hampshire, and Rhode Island. In 2005, ESI was only offering natural gas products and energy management services to customers in Illinois and did not offer retail electric products in New Hampshire and Rhode Island.

•
ESI began developing a product offering in the Texas retail electric market in 2005. Entry into Texas, with its thriving market structure, provides ESI with an opportunity to leverage the infrastructure and capability ESI developed to provide products and services that it believes customers will value. ESI continues to sign up new enrollments and started to deliver power to customers in the Texas market in July 2006.

•	ESI began marketing electric products to customers in Massachusetts in 2005 and has had initial success in signing up commercial and industrial customers.
•	ESI continues to grow its retail natural gas business in Canada through the addition of new customers.

Place Strong Emphasis on Asset and Risk Management - Our asset management strategy calls for the continuous assessment of our existing assets and the acquisition of assets that complement our existing business and strategy. This strategy also calls for the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile. We maintain a portfolio approach to risk and earnings and expect our nonregulated operations to provide between 20 and 30 percent of our earnings, on average, in the future.

•
In July 2006, WPS Resources entered into a definitive merger agreement with Peoples Energy. See Note 5, "Acquisitions and Sales of Assets," for more information. The combination of the two companies will create a larger, stronger, more competitive regional energy company.

•
The acquisition of the Michigan natural gas distribution operations from Aquila in April 2006, and the acquisition of the Minnesota natural gas distribution operations from Aquila in July 2006, will transition WPS Resources into a larger and stronger regional energy company.

•
On July 26, 2006, ESI completed the sale of Sunbury Generation, LLC to Corona Power, LLC, for $34.6 million, subject to certain working capital and other post-closing adjustments. Sunbury Generation's primary asset was the Sunbury generation facility located in Pennsylvania. The transaction is anticipated to result in a pre-tax gain of approximately $19 million in the third quarter of 2006. In addition, approximately $14 million of cash tax benefits are expected to be realized over the next few years, depending on the use of the alternative minimum tax credits. ESI management had been evaluating Sunbury's future since 2004 and after carefully reviewing alternatives and current business conditions, determined that the sale was the best alternative.

•
In April 2006, a subsidiary of WPS Resources completed the sale of its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million. The transaction resulted in a pre-tax gain of $6.2 million which was recorded in the second quarter of 2006. We believe the sale provides a good opportunity to redeploy the proceeds into other investment opportunities providing value to our shareholders.

•
In April 2006, ESI sold WPS ESI Gas Storage, LLC, which owns a natural gas storage field located in the Kimball Township, St. Clair County, Michigan, recognizing a pre-tax gain of $9.0 million in the second quarter of 2006. ESI utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. ESI was not actively marketing this facility for sale, but believed the price offered was above the value it would realize from continued ownership of the facility.

•	We continue to evaluate alternatives for the sale of real estate holdings we have identified as no longer needed for our operations.

Our risk management strategy, in addition to asset risk management, includes the management of market, credit and operational risk through the normal course of business.

•	Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.

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

The table below discloses future natural gas and electric sales volumes under contract at ESI as of June 30. Contracts are generally one to three years in duration. ESI expects that its ultimate sales volumes in 2006 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and existing customers who do not have long-term contracts continue to buy their short-term requirements from ESI.

Forward Contracted Volumes at 6/30/2006 (1)(2)	07/01/06 to 06/30/07	07/01/07 to 06/30/08	After June 30, 2008

Wholesale sales volumes - billion cubic feet	127.6	22.2	7.0
Retail sales volumes - billion cubic feet	177.3	52.8	43.3
Total natural gas sales volumes	304.9	75.0	50.3

Wholesale sales volumes - million kilowatt-hours	19,020	7,862	5,732
Retail sales volumes - million kilowatt-hours	2,511	579	316
Total electric sales volumes	21,531	8,441	6,048

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

(2)	The above forward contracted volumes do not include volumes related to Sunbury.

For comparative purposes, the future natural gas and electric sales volumes under contract at June 30, 2005, are shown below. The actual electric and natural gas sales volumes for the six months ended June 30, 2006, and 2005 are disclosed within Results of Operations - WPS Resources, ESI Segment Operations below.

Forward Contracted Volumes at 6/30/2005 (1)(2)	07/01/05 to 06/30/06	07/01/06 to 06/30/07	After June 30, 2007

Wholesale sales volumes - billion cubic feet	105.6	15.4	0.7
Retail sales volumes - billion cubic feet	138.5	49.5	9.6
Total natural gas sales volumes	244.1	64.9	10.3

Wholesale sales volumes - million kilowatt-hours	10,008	3,026	1,342
Retail sales volumes - million kilowatt-hours	3,601	1,229	210
Total electric sales volumes	13,609	4,255	1,552

(1)
This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table could be net settled.

(2)	The above forward contracted volumes do not include volumes related to Sunbury.

Both retail and wholesale natural gas volumes under contract have increased as of June 30, 2006, compared to June 30, 2005. The increase in retail natural gas volumes under contract was driven by continued customer growth in Canada. Also, ESI has been able to lock in contracts with retail natural gas customers in other markets due in part to a decline in natural gas prices compared to the latter half of 2005. In the second quarter of 2006, customers were more inclined to lock in prices related to their natural gas purchases, compared to the second quarter of 2005. Increased volatility in natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions, driving the increase in wholesale natural gas sales volumes under contract at June 30, 2006, compared to June 30, 2005. Wholesale electric volumes under contract increased significantly at June 30, 2006. ESI continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise. The emphasis ESI is placing on its originated wholesale customer electric business is producing encouraging results and, as a result, ESI has recently entered into numerous contracts to provide electricity to customers in the future. Retail electric sales volumes under contract have decreased at June 30, 2006. ESI has experienced significant customer attrition in Michigan as a result of tariff changes granted to Michigan utilities and high wholesale energy prices. ESI's retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of ESI's contracts with its Ohio aggregation customers.

In order to mitigate its exposure to credit risk, ESI employs credit policies. As a result of these credit policies, ESI has not experienced significant write-offs from its large wholesale counterparties to date. The table below summarizes ESI's wholesale counterparty credit exposure, categorized by maturity date, as of June 30, 2006. At June 30, 2006, ESI had net exposure with two investment grade counterparties that were more than 10% of total exposure. Net exposure with these counterparties was $73.9 million and is included in the table below.

Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade - regulated utility	$41.6	$27.3	$12.1	$2.2
Investment grade - other	108.2	67.8	37.3	3.1

Non-investment grade - regulated utility	27.9	27.9	-	-

Non-rated - regulated utility (3)	10.7	3.4	6.8	0.5
Non-rated - other (3)	72.3	57.3	13.0	2.0

Exposure	$260.7	$183.7	$69.2	$7.8

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.
(2)Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $66.8 million at June 30, 2006, $45.3 million from investment grade counterparties, and $21.5 million from non-rated counterparties.
(3)
Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support. These counterparties are subject to an internal credit review process.

RESULTS OF OPERATIONS - WPS RESOURCES

Second Quarter 2006 Compared with Second Quarter 2005

WPS Resources Overview

WPS Resources' results of operations for the quarters ended June 30 are shown in the following table:

WPS Resources' Results (Millions, except share amounts)	2006	2005	Change

Income available for common shareholders	$34.9	$23.9	46.0%
Basic earnings per share	$0.83	$0.63	31.7%
Diluted earnings per share	$0.83	$0.62	33.9%

Income available for common shareholders was $34.9 million ($0.83 diluted earnings per share) for the quarter ended June 30, 2006, compared to $23.9 million ($0.62 diluted earnings per share) for the same quarter in 2005. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail thereafter):

•
Electric utility earnings increased $2.5 million, from $20.9 million for the quarter ended June 30, 2005, to $23.4 million for the quarter ended June 30, 2006. The increase in electric utility earnings was driven by fuel and purchased power costs that were less than were recovered in rates in the second quarter of 2006, compared to no significant over or under collections in the second quarter of 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the second half of the year, which should negatively impact margins during that period. A retail electric rate increase at WPSC also contributed to higher earnings, but the rate increase was largely offset by an increase in various operating and maintenance expenses.

•
The net loss from natural gas utility operations increased $5.6 million, from $1.9 million for the quarter ended June 30, 2005, to $7.5 million for the quarter ended June 30, 2006. A combined net loss of $5 million related to the results of operations, including transition costs, for MGUC (assets acquired on April 1, 2006) and transition costs incurred by MERC (assets acquired July 1, 2006). During the second quarter of 2006, $4.1 million of external pre-tax transition costs were incurred by these natural gas utilities. The net loss recognized at MGUC in excess of transition costs incurred is attributable to the seasonal nature of natural gas utility operations.

•
ESI's earnings increased $9.8 million, from $3.6 million for the quarter ended June 30, 2005, to $13.4 million for the quarter ended June 30, 2006. Higher earnings were driven by a $22.0 million pre-tax increase in margin and a $9.0 million pre-tax gain on the sale of ESI's Kimball storage field in the second quarter of 2006. These items were partially offset by a $5.4 million increase in operating and maintenance expenses (related to continued business expansion), a $2.7 million decrease in Section 29/45K federal tax credits recognized from ESI's investment in a synthetic fuel facility, a $2.3 million pre-tax increase in miscellaneous expense, and a $0.9 million after-tax increase in the loss from discontinued operations.

•
Earnings at the Holding Company and Other segment increased $4.3 million, from $1.3 million for the quarter ended June 30, 2005, to $5.6 million for the quarter ended June 30, 2006. The increase was driven by a $6.2 million pre-tax gain recognized from the sale of our one-third interest in Guardian Pipeline, LLC and a $3.9 million increase in pre-tax equity earnings from ATC, partially offset by an increase in interest expense. Pre-tax equity earnings from ATC were $9.8 million for the quarter ended June 30, 2006, compared to $5.9 million for the quarter ended June 30, 2005.

•
The change in diluted earnings per share was impacted by the items discussed above as well as an increase of 3.8 million shares (9.9%) in the weighted average number of outstanding shares of WPS Resources' common stock for the quarter ended June 30, 2006, compared to the same quarter in 2005. WPS Resources issued 1.9 million shares of common stock through a public offering in November 2005 and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, Inc. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Utility operations include (1) the electric utility segment, consisting of the electric operations of WPSC and UPPCO, and (2) the gas utility segment, consisting of the natural gas operations of WPSC and MGUC, as well as certain transition costs related to the acquisition of Aquila's natural gas distribution operations in Minnesota by MERC. Income available for common shareholders attributable to the electric utility segment was $23.4 million for the quarter ended June 30, 2006, compared to $20.9 million for the same quarter in 2005. The net loss attributable to the gas utility segment was $7.5 million for the quarter ended June 30, 2006, compared to a net loss of $1.9 million for the same quarter in 2005.

Electric Utility Segment Operations

WPS Resources' Electric Utility	Three Months Ended June 30,
Segment Results (Millions)	2006	2005	Change

Revenues	$262.4	$240.2	9.2%
Fuel and purchased power costs	118.8	79.2	50.0%
Margins	$143.6	$161.0	(10.8%)

Sales in kilowatt-hours	3,777.0	3,803.2	(0.7%)

Electric utility revenue increased $22.2 million (9.2%) for the quarter ended June 30, 2006, compared to the same quarter in 2005, largely due to an approved annual electric rate increase for WPSC's Wisconsin retail customers. In December 2005, the PSCW approved a retail electric rate increase of $79.9 million (10.1%), effective January 1, 2006. The retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, rates were lowered to reflect a refund to customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the July 2005 sale of Kewaunee. The increase in electric utility revenue related to the rate increase was also partially offset by a 0.7% decrease in overall electric utility sales volumes. Electric utility sales volumes to residential customers decreased, primarily due to summer weather conditions during the second quarter of 2006 that were 41% cooler during the cooling season, compared to the same quarter in 2005. The decrease in electric sales volumes to residential customers, however, was substantially offset by a 4.5% increase in sales volumes to wholesale customers, driven by higher demand.

The electric utility margin decreased $17.4 million (10.8%) for the quarter ended June 30, 2006, compared to the same quarter in 2005. The decrease in the electric utility margin was driven by an $18.1 million (12.1%) decrease in WPSC's electric margin, primarily related to the sale of Kewaunee, and the related power purchase agreement. Prior to the sale of Kewaunee, only nuclear fuel expense was reported as a component of fuel, natural gas, and purchased power. Subsequent to the sale, all payments (both variable payments for energy delivered and fixed payments) to Dominion Energy Kewaunee, LLC for power purchased from Kewaunee are reported as a component of utility cost of fuel, natural gas, and purchased power. As a result of the sale, WPSC no longer incurs operating and maintenance expenses, depreciation and decommissioning expense, or interest expense related to Kewaunee.

Excluding the $24.3 million of fixed payments made to Dominion Energy Kewaunee in the second quarter of 2006, WPSC's electric utility margin increased $6.2 million. The increase in electric utility margins was driven by fuel and purchased power costs that were less than were recovered in rates in the second quarter of 2006, compared to no significant over or under collections in the second quarter of 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the second half of the year, which should negatively impact margins during that period. The rate increase and higher wholesale electric sales volumes also contributed to the higher margin. Partially offsetting these increases, margin was negatively impacted by a decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning trust fund to customers ($16.2 million of proceeds received from the liquidation of this fund were refunded to customers in the second quarter of 2006). Pursuant to regulatory accounting, the decrease in margin related to this refund was substantially offset by a corresponding decrease in operating and maintenance expenses as explained below and, therefore, did not have a significant impact on earnings. The unfavorable weather conditions during the cooling season (discussed above), also negatively impacted margin.

Gas Utility Segment Operations

WPS Resources'	Three Months Ended June 30,
Gas Utility Segment Results (Millions)	2006	2005	Change

Revenues	$95.6	$89.8	6.5%
Purchased gas costs	62.0	66.2	(6.3%)
Margins	$33.6	$23.6	42.4%

Throughput in therms	194.9	162.5	19.9%

Natural gas utility revenue increased $5.8 million (6.5%) for the quarter ended June 30, 2006, compared to the same quarter in 2005. Natural gas utility revenue increased due to the acquisition by MGUC of the natural gas distribution operations in Michigan on April 1, 2006. MGUC contributed $27.6 million to natural gas utility revenue and 66.1 million therms to natural gas throughput volumes for the quarter ended June 30, 2006. WPSC's natural gas utility revenue was $68.0 million for the quarter ended June 30, 2006, compared to $89.8 million for the same quarter in the prior year. Lower natural gas revenues at WPSC were driven by a 20.7% decrease in natural gas throughput volumes, as a result of an 84.6% decrease in natural gas volumes sold to the electric utility and a 7.7% decrease in natural gas volumes sold to residential, and commercial and industrial customers. The decrease in natural gas volumes sold to the electric utility was driven by a decrease in the need for the electric utility to run its peaker generation units due to weather that was 41% cooler during the cooling season in the second quarter of 2006, compared to the same quarter in 2005, as well as higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential, and commercial and industrial customers was primarily related to weather that was 12% warmer during the heating season in the second quarter of 2006, compared to the same quarter in 2005. These customers are also taking measures to conserve energy as a result of higher natural gas prices. Partially offsetting these decreases were an increase in the per-unit cost of natural gas and a rate increase at WPSC. Natural gas costs were 5.3% higher (on a per-unit basis) during the quarter ended June 30, 2006, compared to the same quarter in 2005. Following regulatory practice, changes in the total cost of natural gas are passed on to customers through a purchased gas adjustment clause, as allowed by the PSCW. In December 2005, the PSCW issued a final order authorizing an annual natural gas rate increase for WPSC of $7.2 million (1.1%), effective January 1, 2006. The rate increase was required as a result of infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

The natural gas utility margin increased $10.0 million (42.4%) for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. The margin provided by MGUC was $9.8 million, and WPSC's natural gas utility margin was relatively flat compared to the second quarter of 2005. At WPSC, increased margin related to the natural gas rate increase was substantially offset by a decrease in throughput volumes to higher margin residential, and commercial and industrial customers. The decrease in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin as very low margins are recognized on sales to the electric utility.

Overview of ESI Operations

ESI offers natural gas, electric, and alternative fuel supplies, as well as energy management and consulting services, to retail and wholesale customers in the Midwest and Northeastern United States, Texas, and adjacent portions of Canada. ESI also owns several merchant electric generation plants, primarily in the Midwest and Northeastern United States and adjacent portions of Canada.

Prior to the fourth quarter of 2005, WPS Resources reported two nonregulated segments, ESI and WPS Power Development. Effective in the fourth quarter of 2005, WPS Resources began reporting one nonregulated segment, ESI. Segment information related to prior periods reflects this change.

Income available for common shareholders attributable to ESI was $13.4 million for the quarter ended June 30, 2006, compared to $3.6 million for the same period in 2005.

	Three Months Ended June 30,
(Millions except natural gas sales volumes)	2006	2005	Change

Nonregulated revenues	$1,134.1	$995.3	13.9%
Nonregulated cost of fuel, natural gas, and purchased power	1,078.2	961.4	12.1%
Margins	$55.9	$33.9	64.9%
Margin Detail
Electric and other margins	$41.7	$20.5	103.4%
Natural gas margins	$14.2	$13.4	6.0%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	12,275.8	10,522.0	16.7%
Retail electric sales volumes in kilowatt-hours	1,304.8	2,009.2	(35.1%)
Wholesale natural gas sales volumes in billion cubic feet	73.9	61.2	20.8%
Retail natural gas sales volumes in billion cubic feet	92.2	78.5	17.5%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours	269.4	462.6	(41.8%)
Retail electric sales volumes in kilowatt-hours	1,035.2	1,641.2	(36.9%)
Wholesale natural gas sales volumes in billion cubic feet	68.1	58.0	17.4%
Retail natural gas sales volumes in billion cubic feet	75.7	65.4	15.7%

ESI's revenue increased $138.8 million (13.9%) for the quarter ended June 30, 2006, compared to the same quarter in 2005, driven by increased natural gas prices, and higher retail and wholesale natural gas volumes.

ESI's margin increased $22.0 million (64.9%), from $33.9 million for the quarter ended June 30, 2005, to $55.9 million for the quarter ended June 30, 2006. The strong performance of ESI's wholesale electric operations is continuing in 2006. ESI's wholesale natural gas operations benefited from volatile natural gas prices. Many other items also contributed to the year-over-year net increase in margin and, as a result, a table has been provided to summarize significant changes. Variances included under "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions and gains and losses that do not frequently occur in ESI's business. All variances depicted in the table are discussed in more detail below.

(Millions)	Increase (Decrease) in Margin for the Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Electric and other margins
Realized and unrealized gains on structured origination contracts	$1.4
Retail electric operations	(0.5)
Other wholesale electric operations	8.6

Other significant items:
Oil option activity, net	13.2
Increased costs related to the liquidation of an electric supply contract in 2005	(1.5)

Net increase in electric and other margins	$21.2

Natural gas margins
Realized natural gas margins (primarily wholesale)	$5.4

Other significant items:
Spot to forward differential	3.3
Unrealized gain on Ohio mass market options	1.4
Other mark-to-market activity	(9.3)

Net increase in natural gas margins	$0.8

Total increase in ESI's margin	$22.0

ESI's electric and other margins increased $21.2 million (103.4%) for the quarter ended June 30, 2006, compared to the same quarter in 2005. The following items were the most significant contributors to the net change in ESI's electric and other margins:

•
Realized and unrealized gains on structured origination contracts - ESI's electric and other margin increased $1.4 million in the second quarter of 2006, compared to the same quarter in 2005, due to realized and unrealized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the northeastern United States. These origination contracts were not in place in the second quarter of 2005. ESI continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise.

•
Retail electric operations - The margin from retail electric operations decreased $0.5 million. A combined $3.0 million decrease in margin from retail electric operations in Ohio and northern Maine was substantially offset by a $2.3 million increase in margin from retail electric operations in Michigan and Illinois. ESI's retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of ESI's contracts with Ohio aggregation customers. ESI remains prepared to offer future retail electric service in Ohio as the regulatory climate and market conditions allow. The decrease in margin from retail electric operations in northern Maine was driven by higher supply costs tied to rising diesel fuel prices. A portion of the electricity purchased by ESI to supply customers in northern Maine is derived from burning wood chips. The cost to transport wood chips as well as the operating costs of the machine utilized to make the wood chips are negatively impacted by rising diesel fuel prices. ESI shares in this diesel fuel exposure with the generation supplier. The increase in margin from retail electric operations in Michigan was driven by the elimination of the SECA effective March 31, 2006. See "Other Future Considerations" for more information on ESI's retail electric operations in Michigan. ESI began offering retail electric products to large commercial and industrial customers in Illinois in 2006. In 2005, ESI was only offering natural gas products and energy management services to customers in Illinois.

•
Other wholesale electric operations - An $8.6 million increase in margin from other wholesale electric operations was driven by an increase in net realized and unrealized gains related to trading activities utilized to optimize the value of ESI's merchant generation fleet and customer supply portfolios. As part of its trading activities, ESI seeks to generate profits from the volatility of the price of electricity, by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets (primarily in the northeastern portion of the United States where ESI has market expertise), under risk management policies set by management and approved by WPS Resources' Board of Directors. ESI also seeks to maximize the value of its generation and customer supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts). Period-by-period variability in the margin contributed by ESI's optimization strategies and trading activities is expected due to constantly changing market conditions. ESI continues to produce strong results from its optimization and trading activities and believes it maintains a relatively low risk profile. A diverse mix of products and markets, combined with disciplined execution and exit strategies have allowed ESI to consistently generate economic value and earnings while staying within WPS Resources' Board of Directors' authorized value-at-risk (VaR) limits. For more information on VaR, see "Item 3, Quantitative and Qualitative Disclosures about Market Risk."

•
Oil option activity, net - An increase in mark-to-market gains on derivative instruments utilized to protect the value of a portion of ESI's Section 29/45K federal tax credits in 2006 and 2007 contributed $13.2 million to the increase in its electric and other margin. The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings. The benefit from Section 29/45K federal tax credits during a period is primarily based upon estimated annual synthetic fuel production levels, annual taxable earnings projections, and any impact projected annual oil prices may have on the realization of Section 29/45K federal tax credits. This results in mark-to-market gains or losses being recognized in different periods, compared to any tax credit phase-outs that may be recognized. For more information on Section 29/45K federal tax credits, see Note 11 to the Condensed Notes to Financial Statements, "Commitments and Contingencies."

•
Increased costs related to the liquidation of an electric supply contract in 2005 - In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that ESI liquidate a firm contract to buy power in 2006 and 2007. At that time, ESI recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine. The cost to purchase power under the new contract is more than the cost under the liquidated contract. As a result of the termination of this contract, purchased power costs to serve customers in Maine will be $6.4 million higher for the year ended December 31, 2006, and slightly higher than the original contracted amount in 2007. The liquidation of this contract had a $1.5 million negative impact on the electric and other margin in the second quarter of 2006, resulting from higher purchased power costs recorded under the new contract.

The natural gas margin at ESI increased $0.8 million (6.0%) for the quarter ended June 30, 2006, compared to the same quarter in 2005. The following items were the most significant contributors to the change in ESI's natural gas margin:

•
Realized natural gas margins (primarily wholesale) - Realized natural gas margins increased $5.4 million in the second quarter of 2006, compared to the same quarter in the prior year. The majority of this increase was driven by an increase in structured wholesale natural gas transactions related to an increase in the volatility of the price of natural gas. ESI also realized margin from the withdrawal of natural gas from its Kimball storage field in the second quarter of 2006. ESI was required to withdraw a certain quantity of natural gas from Kimball prior to the sale of the facility, which was completed in the second quarter of 2006. The average price of natural gas stored in the Kimball facility was less than the hedged price at the time of withdrawal. See Note 5 to the Condensed Notes to Financial Statements, "Acquisitions and Sales of Assets," for more information on the Kimball sale.

•
Spot to forward differential - The natural gas storage cycle had a $3.3 million positive quarter over quarter impact on ESI's margin. For the quarter ended June 30, 2006, the natural gas storage cycle had a $0.4 million positive impact on ESI's natural gas margin, compared to a $2.9 million negative impact on margin for the second quarter of 2005. At June 30, 2006, there was a $4.5 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss), related to the 2006/2007 natural gas storage cycle. This $4.5 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss) related to the 2006/2007 storage cycle is expected to vary with market conditions, but will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.

•
Unrealized gain on Ohio mass market options - Options utilized to manage supply costs for Ohio mass market customers, which were purchased in the latter half of 2005 and expire in varying months through September 2006, had a $1.4 million positive quarter over quarter impact on ESI's natural gas margin. For the quarter ended June 30, 2006, these options had a $0.6 million positive impact on ESI's natural gas margin, compared to a $0.8 million negative impact on margin in the second quarter of 2005. These contracts are utilized to reduce the risk of price movements and changes in consumer consumption patterns. Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts. Full requirements natural gas contracts with ESI's customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.

•
Other mark-to-market activity - Mark-to-market losses on derivatives not previously discussed totaling $6.1 million were recognized in the second quarter of 2006, compared to the recognition of $3.2 million of mark-to-market gains on other derivative instruments in the second quarter of 2005. A significant portion of the difference related to changes in the fair market value of derivatives utilized to mitigate market price risk associated with certain natural gas contracts. Earnings volatility results from the application of derivative accounting rules (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts (as these contracts are not considered derivative instruments). Therefore, no gain or loss is recognized on the physical contracts until settlement.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and the nonutility activities at WPSC, MGUC and UPPCO. Holding Company and Other operations recognized earnings of $5.6 million during the quarter ended June 30, 2006, compared to earnings of $1.3 million during the same quarter in 2005. The increase was driven by a $6.2 million pre-tax gain recognized from the sale of the company's one-third interest in Guardian Pipeline, LLC and a $3.9 million increase in pre-tax equity earnings from ATC, partially offset by an increase in interest expense. Pre-tax equity earnings from ATC were $9.8 million for the quarter ended June 30, 2006, compared to $5.9 million for the quarter ended June 30, 2005.

Operating Expenses

	Three Months Ended June 30,
WPS Resources' Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$127.2	$133.8	(4.9%)
Depreciation and decommissioning expense	25.6	66.6	(61.6%)
Taxes other than income	14.0	11.9	17.6%

Operating and Maintenance Expense

Operating and maintenances expense decreased $6.6 million (4.9%) for the quarter ended June 30, 2006, compared to the same quarter in 2005. Utility operating and maintenance expenses decreased $3.6 million (3.3%), driven by a $19.1 million decrease in operating and maintenance expenses at WPSC, substantially offset by $14.2 million of operating and maintenance expenses incurred during the second quarter of 2006 by MGUC (assets acquired on April 1, 2006) and by MERC (assets acquired on July 1, 2006) and also by a $1.3 million increase in operating and maintenance expenses at UPPCO. Of the $14.2 million of operating and maintenance expenses incurred by MGUC and MERC, $4.1 million related to external transition costs, primarily for the start-up of outsourcing activities and other legal and consulting fees. WPS Resources is outsourcing certain customer functions of MGUC and MERC to a third-party vendor. All operating and maintenance expenses incurred by MERC in the second quarter of 2006 related to these transition costs. The increase in UPPCO's operating and maintenance expenses was driven by higher customer write-offs and benefit costs. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•
WPSC refunded $16.2 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the second quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds.

•
Operating and maintenance expenses related to the Kewaunee nuclear plant decreased approximately $10 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expenses related to Kewaunee did not have a significant impact on net income as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the purchased power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
Excluding Kewaunee, maintenance expenses at WPSC increased $2.0 million in the second quarter of 2006, compared to the second quarter of 2005. Planned maintenance was required on certain combustion turbines in the second quarter of 2006, and maintenance expense related to electric distribution assets also increased.

•	Customer account expenses increased $1.3 million, driven by an increase in consulting fees related to the implementation of a new software system.

Operating and maintenance expenses at ESI decreased $3.6 million, driven by a $9.0 million pre-tax gain recognized on the sale of ESI's Kimball storage field in the second quarter of 2006. This gain was partially offset by higher payroll and benefit costs related to ESI's continued business expansion.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $41.0 million (61.6%) for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005, driven by approximately $38 million of decommissioning expense that was recorded in the second quarter of 2005, compared to no decommissioning expense recorded in 2006, and a $4.8 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In the second quarter of 2005, realized gains on decommissioning trust assets recorded in miscellaneous income were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Other Income (Expense)" below). Depreciation expense of $1.8 million was recorded at MGUC during the second quarter of 2006, partially offsetting the decreases discussed above.

Taxes Other Than Income

Taxes other than income increased $2.1 million (17.6%), primarily due to a $1.0 million increase in gross receipts taxes paid by WPSC and $1.0 million of other taxes recorded by MGUC, primarily related to property taxes.

Other Income (Expense)

	Three Months Ended June 30,
WPS Resources' Other Income (Expense) (Millions)	2006	2005	Change

Miscellaneous income	$14.4	$45.5	(68.4%)
Interest expense	(22.2)	(15.2)	46.1%
Minority interest	1.2	1.2	-
Other (expense) income	($6.6)	$31.5	-

Miscellaneous Income

Miscellaneous income decreased $31.1 million (68.4%) for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. The decrease in miscellaneous income was driven by $38 million of realized gains on nuclear decommissioning trust assets, which was recorded in the second quarter of 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the 2005 realized gains was substantially offset by an increase in decommissioning expense in 2005. Miscellaneous income was also negatively impacted as ESI's share of operating losses related to its equity method investment in a synthetic fuel facility increased $4.0 million in the second quarter of 2006, compared to the same period in 2005. In the second quarter of 2006, ESI elected to take more production than it had taken in the second quarter of 2005. This opportunity presented itself after ESI's partners in this facility began curtailing their production in the second quarter of 2006. See Note 11 "Commitments and Contingencies," for more information related to ESI's investment in the synthetic fuel facility. The decreases in decommissioning trust earnings and increase in operating losses related to the synthetic fuel facility were partially offset by a $6.2 million pre-tax gain recognized from the sale of the company's one-third interest in Guardian Pipeline, LLC and a $3.9 million increase in pre-tax equity earnings from ATC.

Interest Expense

Interest expense increased $7.0 million (46.1%) for the quarter ended June 30, 2006, compared to the same period in 2005, due primarily to an increase in the average amount of short-term debt outstanding and higher borrowing costs. In the second quarter of 2006, short-term debt was primarily utilized to purchase the natural gas distribution operations in Michigan, fund the construction of Weston 4, and for working capital requirements at ESI.

Provision for Income Taxes

The effective tax rate was 31.3% for the quarter ended June 30, 2006, compared to 20.3% for the quarter ended June 30, 2005. The increase in the effective tax rate was driven by an increase in income before taxes combined with a decrease in Section 29/45K federal tax credits recognized in the second quarter of 2006, compared to the same quarter in 2005. Our ownership interest in a synthetic fuel operation, along with the procurement of additional tons of synthetic fuel from our partners in this operation in the second quarter of 2006, resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $3.1 million in the second quarter of 2006, compared to $5.8 million in the second quarter of 2005. The decrease in Section 29/45K federal tax credits recognized was driven by the impact high oil prices may have on our ability to realize the benefit of Section 29/45K federal tax credits, partially offset by the Section 29/45K federal tax credits recognized on the additional production that was procured.

At June 30, 2006, based upon estimated annual average oil prices, we anticipate that approximately 76% of the 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out. WPS Resources estimates that at June 30, 2006, an additional $12 million of tax credits would have been recognized related to its ownership interest in the synthetic fuel operation (including the additional tons procured) in the second quarter of 2006 absent the projected tax credit phase-out.

For the year ending December 31, 2006, including the projected phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $9 million, excluding the impact of hedging strategies. If no phase-out occurs, then we would expect to recognize approximately $35 million of tax credits in 2006; however, based upon current legislation, oil prices would have to drop considerably during the remainder of the year to avoid any phase-out. For the year ended December 31, 2005, we recognized the benefit of Section 29/45K federal tax credits totaling $26.1 million. See Note 11 "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

Discontinued Operations

The loss from discontinued operations (Sunbury) increased $0.9 million, from $4.7 million for the quarter ended June 30, 2005, to $5.6 million for the quarter ended June 30, 2006. The increased loss was driven by a $5.0 million ($3.0 million after-tax) decrease in gross margin, a $6.9 million ($4.1 million after-tax) increase in operating and maintenance expenses, partially offset by a $9.2 million ($5.5 million after-tax) decrease in interest expense. While production increased in the second quarter of 2006, compared to the same period in 2005, gross margin decreased as a result of the higher cost of fuel and emission allowances. Since the sale of its allocated emission allowances in the second quarter of 2005, Sunbury must purchase emission allowances required for operation at market prices. In the second quarter of 2005, Sunbury recognized a pre-tax gain of $85.9 million from the sale of its allocated emission allowances, which was substantially offset by an impairment loss of $80.6 million related to the Sunbury plant. The net $5.3 million pre-tax gain resulting from these items in the second quarter of 2005 drove the period-over-period increase in operating and maintenance expenses. The decrease in interest expense was driven by $9.1 million of interest expense recognized in the second quarter of 2005 related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation. The restructuring of the Sunbury debt to a WPS Resources obligation in June 2005 triggered the recognition of interest expense equivalent to the mark-to-market value of the swap at the date of restructuring.

Six Months 2006 Compared with Six Months 2005

WPS Resources Overview

WPS Resources' results of operations for the six months ended June 30 are shown in the following table:

WPS Resources' Results (Millions, except share amounts)	2006	2005	Change

Income available for common shareholders	$95.0	$89.8	5.8%
Basic earnings per share	$2.31	$2.37	(2.5%)
Diluted earnings per share	$2.30	$2.35	(2.1%)

Income available for common shareholders was $95.0 million ($2.30 diluted earnings per share) for the six months ended June 30, 2006, compared to $89.8 million ($2.35 diluted earnings per share) for the same period in 2005. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail thereafter):

•
Electric utility earnings decreased $5.5 million, from $44.4 million for the six months ended June 30, 2005, to $38.9 million for the six months ended June 30, 2006. The decrease in electric utility earnings was driven by the negative impact unfavorable weather conditions and residential customer conservation efforts had on margin, as well as an increase in various operating expenses. These items were partially offset by the positive impact of fuel and purchased power costs that were less than were recovered in rates during the six months ended June 30, 2006, compared to no significant over or under collections during the six months ended June 30, 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in the second half of the year, which should negatively impact margin during that period. The retail electric rate increase and higher wholesale electric sales volumes also had a positive impact on electric utility earnings.

•
Results from natural gas utility operations decreased $12.9 million, from earnings of $12.1 million for the six months ended June 30, 2005, to a net loss of $0.8 million for the six months ended June 30, 2006. A combined net loss of $9 million related to the results of operations, including transition costs, for MGUC and transition costs incurred by MERC. During the six months ended June 30, 2006, $8.2 million of external pre-tax transition costs were incurred by these natural gas utilities. The net loss recognized by MGUC in excess of transition costs incurred is attributable to the seasonal nature of natural gas utility operations. Net income recognized from natural gas utility operations at WPSC decreased $3.7 million (30.3%), driven primarily by a decrease in margin resulting from lower throughput volumes as a result of warmer weather during the heating season, customer conservation efforts, and an increase in operating and maintenance expenses.

•
ESI's earnings increased $18.7 million, from $31.8 million for the six months ended June 30, 2005, to $50.5 million for the same period in 2006. Higher earnings were driven by a $60.9 million pre-tax increase in margin, partially offset by an $11.0 million decrease in Section 29/45K federal tax credits recognized from ESI's investment in a synthetic fuel facility, a $3.9 million after-tax increase in the loss from discontinued operations, and a $4.1 million pre-tax increase in miscellaneous expense.

•
Earnings at the Holding Company and Other segment increased $4.9 million, from $1.5 million for the six months ended June 30, 2005, to $6.4 million for the six months ended June 30, 2006. The increase was primarily related to a $7.6 million increase in pre-tax equity earnings from ATC and a $6.2 million pre-tax gain recognized from the sale of our one-third interest in Guardian Pipeline, LLC, partially offset by a $3.7 million pre-tax increase in operating and maintenance expenses and an increase in interest expense. Pre-tax equity earnings from ATC were $18.7 million for the six months ended June 30, 2006, compared to $11.1 million for the six months ended June 30, 2005.

•
The change in diluted earnings per share was impacted by the items discussed above as well as an increase of 3.1 million shares (8.1%) in the weighted average number of outstanding shares of WPS Resources' common stock for the six months ended June 30, 2006, compared to the same period in 2005. WPS Resources issued 1.9 million shares of common stock through a public offering in November 2005 and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, Inc. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Income available for common shareholders attributable to the electric utility segment was $38.9 million for the six months ended June 30, 2006, compared to $44.4 million for the same period in 2005. The net loss attributable to the gas utility segment was $0.8 million for the six months ended June 30, 2006, compared to net income available for common shareholders of $12.1 million for the six months ended June 30, 2005.

Electric Utility Segment Operations

WPS Resources' Electric Utility	Six Months Ended June 30,
Segment Results (Millions)	2006	2005	Change

Revenues	$518.8	$484.2	7.1%
Fuel and purchased power costs	244.5	159.9	52.9%
Margins	$274.3	$324.3	(15.4%)

Sales in kilowatt-hours	7,606.3	7,483.7	1.6%

Electric utility revenue increased $34.6 million (7.1%) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, largely due to an approved annual electric rate increase for WPSC's Wisconsin retail customers (discussed above). Electric sales volumes also increased 1.6%, primarily related to a 12.0% increase in sales volumes to wholesale customers due to higher demand, largely offset by a decrease in sales volumes to residential customers, driven primarily by unfavorable weather conditions during both the heating and cooling seasons in the first half of 2006, compared to the same period in 2005, and customer conservation efforts resulting from recent rate increases. For the six months ended June 30, 2006, weather during the heating season was 11% warmer and weather during the cooling season was 41% cooler, compared to the same period in 2005.

The electric utility margin decreased $50.0 million (15.4%) for the six months ended June 30, 2006, compared to the same period in 2005. The decrease in electric margin was driven by a $51.6 million (17.2%) decrease in WPSC's electric margin, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Excluding the $48.3 million of fixed payments made to Dominion Energy Kewaunee during the first six months of 2006, WPSC's electric utility margin decreased $3.3 million. The margin was negatively impacted by a decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning trust fund to customers ($30.0 million of proceeds received from the liquidation of this fund were refunded to customers during the six months ended June 30, 2006). Pursuant to regulatory accounting, the decrease in margin related to this refund was substantially offset by a corresponding decrease in operating and maintenance expenses as explained below and, therefore, did not have a significant impact on earnings. The unfavorable weather conditions during both the heating and cooling seasons, as well as residential customer conservation efforts also negatively impacted margin. These items were partially offset by the positive impact of fuel and purchased power costs that were less than were recovered in rates during the six months ended June 30, 2006, compared to no significant over or under collections during the six months ended June 30, 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in the second half of the year, which should negatively impact margin during that period. The rate increase and higher wholesale electric sales volumes also had a positive impact on margin. The rate increase was necessary to recover increases in fuel as well as increases in various operating and maintenance expenses, which are discussed below.

Gas Utility Segment Operations

WPS Resources'	Six Months Ended June 30,
Gas Utility Segment Results (Millions)	2006	2005	Change

Revenues	$288.6	$264.4	9.2%
Purchased gas costs	210.2	194.5	8.1%
Margins	$78.4	$69.9	12.2%

Throughput in therms	461.8	471.3	(2.0%)

Natural gas utility revenue increased $24.2 million (9.2%) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, driven by the acquisition of natural gas distribution operations in Michigan in the second quarter of 2006. The natural gas distribution operations in Michigan, which were acquired on April 1, 2006, contributed $27.6 million to natural gas utility revenue and 66.1 million therms to natural gas throughput volumes during the six months ended June 30, 2006. WPSC's natural gas utility revenue was $261.0 million for the six months ended June 30, 2006, compared to $264.4 million for the same period in the prior year. Lower natural gas revenues at WPSC were driven by a 16.0% decrease in natural gas throughput volumes, primarily related to a 77.1% decrease in natural gas volumes sold to the electric utility (resulting from a decrease in the need for the electric utility to run its peaker generation units due to weather that was 41% cooler during the cooling season in the six months ended June 30, 2006, compared to the same period in 2005 as well as higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes), and also by an 11.2% decrease in throughput volumes to residential and commercial and industrial customers due to weather that was 11% warmer during the heating season in first half of 2006, compared to the same period in the prior year, and also due to customer conservation efforts. Customers are taking measures to conserve energy as a result of the high natural gas prices. Partially offsetting these decreases was an increase in the per-unit cost of natural gas and the rate increase at WPSC. Natural gas costs were 26.8% higher (on a per-unit basis) during the six months ended June 30, 2006, compared to the same period in 2005.

The natural gas utility margin increased $8.5 million (12.2%) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The margin provided by MGUC was $9.8 million, while WPSC's natural gas utility margin decreased $1.3 million. At WPSC, a decrease in throughput volumes to higher margin residential, and commercial and industrial customers (discussed above) was partially offset by the rate increase. The decrease in throughput volumes to the electric utility did not have a significant impact on WPSC's natural gas utility margin as very low margins are recognized on sales to the electric utility.

Overview of ESI Operations

Income available for common shareholders attributable to ESI was $50.5 million for the six months ended June 30, 2006, compared to $31.8 million for the six months ended June 30, 2005.

	Six Months Ended June 30,
(Millions except natural gas sales volumes)	2006	2005	Change

Nonregulated revenues	$2,697.3	$2,047.6	31.7%
Nonregulated cost of fuel, natural gas, and purchased power	2,559.9	1,971.1	29.9%
Margins	$137.4	$76.5	79.6%
Margin Detail
Electric and other margins	$84.9	$42.9	97.9%
Natural gas margins	$52.5	$33.6	56.3%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	26,584.5	19,092.3	39.2%
Retail electric sales volumes in kilowatt-hours	2,514.2	4,056.2	(38.0%)
Wholesale natural gas sales volumes in billion cubic feet	153.7	122.0	26.0%
Retail natural gas sales volumes in billion cubic feet	192.5	169.0	13.9%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours	1,050.7	1,452.9	(27.7%)
Retail electric sales volumes in kilowatt-hours	2,037.1	3,395.7	(40.0%)
Wholesale natural gas sales volumes in billion cubic feet	142.3	115.9	22.8%
Retail natural gas sales volumes in billion cubic feet	171.8	143.2	20.0%

ESI's revenues increased $649.7 million (31.7%) for the six months ended June 30, 2006, compared to the same period in 2005, primarily driven by increased natural gas prices, and higher retail and wholesale natural gas volumes.

ESI's margin increased $60.9 million (79.6%), from $76.5 million for the six months ended June 30, 2005, to $137.4 million for the six months ended June 30, 2006. The strong performance of ESI's wholesale electric operations in 2005 is continuing in 2006. ESI's wholesale natural gas operations benefited from volatile natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) in the first half of 2006. Many other items also contributed to the year-over-year net increase in margin and, as a result, a table has been provided to summarize significant changes. Variances included under "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions and gains and losses that do not frequently occur in ESI's business. All variances depicted in the table are discussed in more detail below.
(Millions)	Increase (Decrease) in Margin for the Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Electric and other margins
Realized and unrealized gains on structured origination contracts	$6.7
Retail electric operations	(10.7)
Other wholesale electric operations	26.9

Other significant items:
Oil option activity, net	20.8
Unrealized gains on non-qualifying hedges	2.0
Increased costs related to the liquidation of an electric supply contract in 2005	(3.7)
Net increase in electric and other margins	$42.0

Natural gas margins
Realized natural gas margins (primarily wholesale)	$11.1

Other significant items:
Spot to forward differential	6.4
Unrealized loss on Ohio mass market options	(1.8)
Other mark-to-market activity	3.2
Net increase in natural gas margins	$18.9

Total increase in ESI's margin	$60.9

ESI's electric and other margins increased $42.0 million (97.9%) for the six months ended June 30, 2006, compared to the six months ended in 2005. The following items were the most significant contributors to the net change in ESI's electric and other margins:

•
Realized and unrealized gains on structured origination contracts - ESI's electric and other margin increased $6.7 million for the six months ended June 30, 2006, compared to the same period in 2005, due to realized and unrealized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the northeastern United States. These origination contracts were not in place in the first half of 2005. ESI continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise.

•
Retail electric operations - The margin from retail electric operations decreased $10.7 million. The margin from retail electric operations in Michigan decreased $4.0 million, the margin from retail electric operations in Ohio decreased $3.6 million, and the margin from retail operations in northern Maine decreased $1.4 million. Results from retail electric operations in Michigan have been negatively impacted by customer attrition in Michigan as a result of tariff changes granted to Michigan utilities and high wholesale energy prices, but these items were partially offset by the elimination of the SECA effective March 31, 2006 (see "Other Future Considerations" for more information on ESI's retail electric operations in Michigan). ESI's retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of ESI's contracts with Ohio aggregation customers. ESI remains prepared to offer future retail electric service in Ohio and increase future retail electric service in Michigan as the regulatory climate and market conditions allow. The decrease in margin from retail electric operations in northern Maine was driven by higher supply costs tied to rising diesel fuel prices. A portion of the electricity purchased by ESI to supply customers in northern Maine is derived from burning wood chips. The cost to transport wood chips as well as the operating costs of the machine utilized to make the wood chips are negatively impacted by rising diesel fuel prices. ESI shares in this diesel fuel exposure with the generation supplier.

•
Other wholesale electric operations - A $26.9 million increase in margin from other wholesale electric operations was driven by an increase in net realized and unrealized gains related to trading activities utilized to optimize the value of ESI's merchant generation fleet and customer supply portfolios. As part of its trading activities, ESI seeks to generate profits from the volatility of the price of electricity, by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets (primarily in the northeastern portion of the United States where ESI has market expertise) under risk management policies set by management and approved by WPS Resources' Board of Directors. ESI also seeks to maximize the value of its generation and customer supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts). Period-by-period variability in the margin contributed by ESI's optimization strategies and trading activities is expected due to constantly changing market conditions. ESI continues to produce strong results from its optimization and trading activities and believes it maintains a relatively low risk profile. A diverse mix of products and markets, combined with disciplined execution and exit strategies have allowed ESI to consistently generate economic value and earnings while staying within WPS Resources' Board of Directors' authorized value-at-risk (VaR) limits. For more information on VaR, see "Item 3, Quantitative and Qualitative Disclosures about Market Risk."

•
Oil option activity, net - An increase in mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of ESI's Section 29/45K federal tax credits in 2006 and 2007 contributed $20.8 million to the increase in its electric and other margin. The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings. The benefit from Section 29/45K federal tax credits during a period is primarily based upon estimated annual synthetic fuel production levels, annual taxable earnings projections, and any impact projected annual oil prices may have on the realization of Section 29/45K federal tax credits. This results in mark-to-market gains or losses being recognized in different periods, compared to any tax credit phase-outs that may be recognized. For more information on Section 29/45K federal tax credits, see Note 11 to the Condensed Notes to Financial Statements, "Commitments and Contingencies."

•
Unrealized gains on non-qualifying hedges - ESI mitigates market price risk fluctuations associated with its merchant generation fleet using derivative instruments; including basis swaps, futures, forwards, and options, in addition to other instruments. Effective in the first quarter of 2006, derivative instruments used to mitigate the market price risk associated with ESI's Niagara generation facility no longer qualified for hedge accounting under generally accepted accounting principles. The designation of these derivative instruments, previously recorded as cash flow hedges, resulted in the recognition of a $2.0 million unrealized gain in the first quarter of 2006.

•
Increased costs related to the liquidation of an electric supply contract in 2005 - In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that ESI liquidate a firm contract to buy power in 2006 and 2007. At that time, ESI recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine. The cost to purchase power under the new contract is more than the cost under the liquidated contract. As a result of the termination of this contract, purchased power costs to serve customers in Maine will be $6.4 million higher for the year ended December 31, 2006, and slightly higher than the original contracted amount in 2007. The liquidation of this contract had a $3.7 million negative impact on the electric and other margin for the six months ended June 30, 2006, resulting from higher purchased power costs recorded under the new contract.

The natural gas margin at ESI increased $18.9 million (56.3%) for the six months ended June 30, 2006, compared to the same period in 2005. The following items were the most significant contributors to the change in ESI's natural gas margin:
•
Realized natural gas margins (primarily wholesale) - Realized natural gas margins increased $11.1 million for the six months ended June 30, 2006, compared to the same period in the prior year. The majority of this increase was due to an increase in structured wholesale natural gas transactions related to an increase in the volatility of the price of natural gas and high natural gas storage spreads during the first half of 2006. ESI also realized margin from the withdrawal of natural gas from its Kimball storage field in the second quarter of 2006. ESI was required to withdraw a certain amount of gas from Kimball prior to the sale of the facility, which was completed in the second quarter of 2006. The average price of natural gas stored in the Kimball facility was less than the hedged price at the time of withdrawal. See Note 5 to the Condensed Notes to Financial Statements, "Acquisitions and Sales of Assets," for more information on the Kimball sale.

•
Spot to forward differential - The natural gas storage cycle had a $6.4 million positive period over period impact on ESI's margin. For the six months ended June 30, 2006, the natural gas storage cycle had a $1.3 million positive impact on ESI's natural gas margin, compared to a $5.1 million negative impact on margin for the same period of 2005. At June 30, 2006, there was a $4.5 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss), related to the 2006/2007 natural gas storage cycle. This $4.5 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss) related to the 2006/2007 storage cycle is expected to vary with market conditions, but will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.

•
Unrealized loss on Ohio mass market options - Options utilized to manage supply costs for Ohio mass market customers, which were purchased in the latter half of 2005 and expire in varying months through September 2006, had a $1.8 million negative period over period impact on ESI's natural gas margin. For the six months ended June 30, 2006, these options had a $2.6 million negative impact on ESI's natural gas margin, compared to a $0.8 million negative impact on margin for the six months ended June 30, 2005. These contracts are utilized to reduce the risk of price movements and changes in consumer consumption patterns. Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts. Full requirements natural gas contracts with ESI's customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.

•
Other mark-to-market activity - Mark-to-market gains on derivatives not previously discussed totaling $2.8 million were recognized for the six months ended June 30, 2006, compared to the recognition of $0.4 million of mark-to-market losses on other derivative instruments during the same period in 2005. A significant portion of the difference relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts. Earnings volatility results from the application of derivative accounting rules to the basis swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts or the natural gas sales contracts (as these contracts are not considered derivative instruments). Therefore, no gain or loss is recognized on the transportation contracts or customer sales contracts until settlement.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations recognized earnings of $6.4 million during the six months ended June 30, 2006, compared to earnings of $1.5 million during the same period in 2005. The increase in earnings was driven by a $7.6 million increase in pre-tax equity earnings from ATC and a $6.2 million pre-tax gain recognized from the sale of the company's one-third interest in Guardian Pipeline, LLC, partially offset by a $3.7 million pre-tax increase in operating and maintenance expenses (primarily related to business expansion activities) and an increase in interest expense. Pre-tax equity earnings from ATC were $18.7 million for the six months ended June 30, 2006, compared to $11.1 million for the six months ended June 30, 2005.

Operating Expenses

	Six Months Ended June 30,
WPS Resources' Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$251.2	$261.1	(3.8%)
Depreciation and decommissioning expense	49.6	95.8	(48.2%)
Taxes other than income	27.2	23.8	14.3%

Operating and Maintenance Expense

Operating and maintenance expenses decreased $9.9 million (3.8%) for the six months ended June 30, 2006, compared to the same period in 2005. Utility operating and maintenance expenses decreased $12.6 million (5.9%), driven by a $34.9 million decrease in operating and maintenance expenses at WPSC, partially offset by $20.7 million of operating and maintenance expenses incurred during the six months ended June 30, 2006 by MGUC (assets acquired on April 1, 2006) and MERC (assets acquired on July 1, 2006), and also by a $1.6 million increase in operating and maintenance expenses at UPPCO. Of the $20.7 million of operating and maintenance expenses incurred by MGUC and MERC, $8.2 million related to external transition costs (discussed above). All operating and maintenance expenses incurred by MERC during the six months ended June 30, 2006, related to transition costs. The increase in UPPCO's operating and maintenance expenses was driven by higher customer write-offs and benefit costs. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•
WPSC refunded $30.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers during the six months ended June 30, 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of this fund.

•
Operating and maintenance expenses related to the Kewaunee nuclear plant decreased approximately $22 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expenses related to Kewaunee did not have a significant impact on net income as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
Excluding Kewaunee, maintenance expenses at WPSC increased $3.9 million for the six months ended June 30, 2006, compared to the same period in 2005. Planned maintenance was required on certain combustion turbines in the first half of 2006, and maintenance expenses related to electric distribution assets also increased.

•	Customer account expenses increased $2.5 million, driven by an increase in consulting fees related to the implementation of a new software system.
•	Write-offs of uncollectible customer accounts increased $1.9 million in the first half of 2006, compared to the same period in 2005, due primarily to higher energy costs.
•	Transmission-related expenses and amortization of other previously deferred regulatory assets also increased during the six months ended June 30, 2006, compared to the same period in 2005.

Operating and maintenance expenses at ESI decreased $0.5 million, driven by a $9.0 million pre-tax gain recognized on the sale of ESI's Kimball storage field in the second quarter of 2006. This gain was partially offset by higher payroll and benefit costs related to ESI's continued business expansion.

Operating and maintenance expenses related to the Holding Company and Other Segment Operations increased $3.7 million for the six months ended June 30, 2006, compared to the same period in the prior year, primarily related to business expansion activities.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $46.2 million (48.2%) for the six months ended June 30, 2006, compared to the same period in 2005, driven by approximately $41 million of decommissioning expense that was recorded during the six months ended June 30, 2005, compared to no decommissioning expense recorded in 2006, and a $9.5 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Other Income (Expense)" below). Depreciation expense of $1.8 million was recorded at MGUC during the second quarter of 2006, partially offsetting the decreases discussed above. Continued capital investment at WPSC also partially offset the overall decrease in depreciation and decommissioning expense.

Taxes Other Than Income

Taxes other than income increased $3.4 million (14.3%), primarily due to a $1.8 million increase in gross receipts taxes paid by WPSC due to higher revenues and $1.0 million of other taxes recorded by MGUC, primarily related to property taxes.

Other Income (Expense)

	Six Months Ended June 30,
WPS Resources' Other Income (Expense) (Millions)	2006	2005	Change

Miscellaneous income	$22.9	$53.2	(57.0%)
Interest expense	(40.5)	(30.0)	35.0%
Minority interest	2.4	2.2	9.1%
Other (expense) income	($15.2)	$25.4	-

Miscellaneous Income

Miscellaneous income decreased $30.3 million (57.0%) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The decrease in miscellaneous income was driven by approximately $41 million of realized gains on nuclear decommissioning trust assets recorded during the six months ended June 30, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the 2005 realized gains was substantially offset by an increase in decommissioning expense in 2005. Miscellaneous income was also negatively impacted as ESI's share of operating losses related to its equity method investment in a synthetic fuel facility increased by $4.0 million in the first half of 2006, compared to the first half of 2005. In the first half of 2006, ESI elected to take more production then it had taken in the first half of 2005. This opportunity presented itself after ESI's partners in this facility curtailed their production in the second quarter of 2006. See Note 11 "Commitments and Contingencies," for more information related to ESI's investment in the synthetic fuel facility. The decreases in decommissioning trust earnings and increase in operating losses related to the synthetic fuel facility were partially offset by a $6.2 million pre-tax gain recognized from the sale of the company's one-third interest in Guardian Pipeline, LLC, and a $7.6 million increase in pre-tax equity earnings from ATC.

Interest Expense

Interest expense increased $10.5 million (35.0%) for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to an increase in the average amount of short-term debt outstanding and higher interest rates on short-term debt. In the first half of 2006, short-term debt was primarily utilized to purchase the natural gas distribution operations in Michigan, fund the construction of Weston 4, and for working capital requirements at ESI.

Provision for Income Taxes

The effective tax rate was 31.5% for the six months ended June 30, 2006, compared to 20.6% for the six months ended June 30, 2005. The increase in the effective tax rate was driven by an increase in income before taxes combined with a decrease in Section 29/45K federal tax credits recognized in the first half of 2006, compared to the same period in 2005. Our ownership interest in a synthetic fuel operation, along with the procurement of additional tons of synthetic fuel from our partners in this operation in the second quarter of 2006, resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $7.6 million in the first half of 2006, compared to $18.6 million in the same period of 2005. The decrease in Section 29/45K federal tax credits recognized was driven by the impact high oil prices may have on our ability to realize the benefit of Section 29/45K federal tax credits, partially offset by the Section 29/45K federal tax credits recognized on the additional production procured from our synfuel partner.

At June 30, 2006, based upon estimated annual average oil prices, we anticipate that approximately 76% of the 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out. WPS Resources estimates that, at June 30, 2006, an additional $17 million of tax credits would have been recognized related to its ownership interest in the synthetic fuel operation (including the additional tons procured) in the first half of 2006 absent the projected tax credit phase-out. See Note 11 "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

Discontinued Operations

The loss from discontinued operations (Sunbury) increased $3.9 million, from $0.5 million for the six months ended June 30, 2005, to $4.4 million for the same period in 2006. The increased loss was driven by an $8.9 million ($5.3 million after-tax) decrease in gross margin, a $7.5 million ($4.6 million after-tax) increase in operating and maintenance expenses, partially offset by a $10.6 million ($6.4 million after-tax) decrease in interest expense. While production increased for the six months ended June 30, 2006, compared to the same period in 2005, gross margin decreased as a result of the higher cost of fuel and emission allowances. Since the sale of its allocated emission allowances in the second quarter of 2005,

Sunbury must purchase emission allowances required for operation at market prices. In the second quarter of 2005, Sunbury recognized a pre-tax gain of $85.9 million from the sale of its allocated emission allowances, which was substantially offset by an impairment loss of $80.6 million related to the Sunbury plant. The net $5.3 million pre-tax gain resulting from these items in the second quarter of 2005 in addition to increased maintenance expense at Sunbury in the first half of 2006, drove the period-over-period increase in operating and maintenance expenses. The decrease in interest expense was driven by $9.1 million of interest expense recognized in the second quarter of 2005 related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation in addition to the recognition of interest expense on the non-recourse debt prior to the restructuring of this debt in the second quarter of 2005. The restructuring of the Sunbury debt to a WPS Resources obligation in June 2005 triggered the recognition of interest expense equivalent to the mark-to-market value of the swap at the date of restructuring.

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

Operating Cash Flows

During the six months ended June 30, 2006, net cash used for operating activities was $25.6 million, compared with $197.7 million provided by operating activities for the same period in 2005. The $223.3 million decrease in net cash provided by operating activities was driven by a $239.1 million increase in cash required to fund working capital requirements, primarily at ESI, which resulted from an increase in natural gas inventories from December 31, 2005, to June 30, 2006, compared to a decrease in natural gas inventories from December 31, 2004, to June 30, 2005. The increase in natural gas inventories is related to an increase in structured wholesale natural gas transactions in 2006 due to an increase in the volatility of the price of natural gas and wide natural gas storage spreads.

Investing Cash Flows

Net cash used for investing activities was $785.8 million during the six months ended June 30, 2006, compared to $216.5 million during the same period in 2005. The change is primarily due to $333.3 million of cash that was placed in escrow to finance the July 1, 2006 acquisition of the Minnesota natural gas distribution operations from Aquila, $317.9 million of cash paid for the acquisition of the Michigan natural gas distribution operations from Aquila, and an increase in contributions to ATC and other investments. A decrease in capital expenditures at WPSC (discussed below), proceeds of $38.5 million received from the sale of the company’s one-third interest in Guardian Pipeline, LLC, and proceeds of $19.9 million received from the sale of WPS ESI Gas Storage (which owns a natural gas storage field located in the Kimball Township, St. Clair County, Michigan) partially offset the increase in cash used for investing activities.

During the first six months of 2006, WPS Resources invested $22.4 million in ATC (related to its requirement to fund a portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line), compared to $21.5 million in the first six months of 2005. This increased WPS Resources' consolidated ownership interest in ATC to approximately 33%.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were as follows:

(Millions)	2006	2005

Electric utility	$134.4	$171.1
Gas utility	17.0	14.2
ESI	3.3	2.6
Other	(0.5)	0.5
WPS Resources consolidated	$154.2	$188.4

The decrease in capital expenditures at the electric utility for the six months ended June 30, 2006, as compared to the same period in 2005, is mainly due to lower capital expenditures associated with the construction of Weston 4, as a result of the sale of a 30% interest in the project to DPC in the fourth quarter of 2005. Commercial operation for Weston 4 is still expected to occur in June 2008.

Financing Cash Flows

Net cash provided by financing activities was $797.4 million during the six months ended June 30, 2006, compared to net cash used for financing of $68.5 million during the same period in 2005. The change is primarily attributed to $738.0 million of cash received from commercial paper borrowings during the first six months of 2006. Cash receipts of $139.6 million for the settlement of the forward equity sale agreement also contributed to the change. These funds were used primarily for the acquisitions of the natural gas distribution operations in Michigan and Minnesota, construction expenditures related to Weston 4, working capital requirements at ESI, and for other general corporate purposes. WPS Resources was able to pay down $29.9 million of commercial paper borrowings in 2005 from cash received from operating activities.

Significant Financing Activities

WPS Resources had outstanding commercial paper borrowings of $834.2 million and $249.9 million at June 30, 2006, and 2005, respectively.

WPS Resources had other outstanding short-term debt of $168.6 million and $10.0 million as of June 30, 2006, and 2005, respectively. Of the $168.6 million, $158.6 million relates to ESI and $10.0 million relates to WPSC. In April 2006, ESI entered into a $150 million 364-day credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by WPS Resources. As of June 30, 2006, the entire $150 million available under the credit agreement was utilized by ESI.

In the second quarter of 2006 and 2005, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $12.3 million and $19.2 million for the six months ended June 30, 2006, and 2005, respectively. Equity also increased $139.6 million in 2006 due to the physical settlement of the equity forward agreement in May 2006 (see below). WPS Resources did not repurchase any existing common stock during the six months ended June 30, 2006, or 2005.

In November 2005, WPS Resources entered into a forward equity sale agreement with an affiliate of J.P. Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of WPS Resources' common stock. On May 10, 2006, WPS Resources physically settled the forward equity agreement (and, thereby, issued 2.7 million shares of common stock) and received proceeds of $139.6 million. The proceeds were used to pay down commercial paper borrowings originally utilized to finance the acquisition of the natural gas distribution operations in Michigan and for general corporate purposes.

Credit Ratings

WPS Resources and WPSC use internally generated funds and commercial paper borrowings to satisfy most of their capital requirements. WPS Resources also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. WPS Resources may seek nonrecourse financing for funding nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses, UPPCO, MGUC, and MERC. WPSC has its own commercial paper borrowing program. WPSC also periodically issues long-term debt, receives equity contributions from WPS Resources, and makes payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

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

In July 2006, Standard & Poor's placed all of WPS Resources' and WPSC's credit ratings on CreditWatch with negative implications as a result of WPS Resources' announcement that it signed a definitive merger agreement with Peoples Energy. Standard & Poor's stated that the CreditWatch listing on WPS Resources reflects concerns that the company's credit profile will be pressured by several post-merger factors, including a challenging Illinois regulatory environment, heightened exposure to energy marketing activities, exposure to the volatile oil and gas exploration and production sector, higher leverage at Peoples Energy, and a commitment to increase the dividend paid to current WPS shareholders.

In July 2006, Moody's placed the ratings of WPS Resources' A1 senior unsecured debt and P-1 commercial paper and WPSC's Aa2 senior secured debt and Aa3 credit facility under review for possible downgrade following the announcement that WPS Resources signed a definitive merger agreement with Peoples Energy. WPSC's P-1 rating for commercial paper was affirmed. The review for downgrade reflects expectations that the proposed merger with lower rated Peoples Energy would increase the proportion of higher risk non-regulated businesses under WPS Resources following the merger.

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

ESI uses the NYMEX, the ICE, and over-the-counter financial markets to mitigate its exposure to physical customer obligations. These contracts are closely correlated to the customer contracts, but price movements on the contracts may require financial backing. Certain movements in price for contracts through the NYMEX and the ICE require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counterparty to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually only result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

Discontinued Operations

Net cash provided by discontinued operations was $3.8 million during the six months ended June 30, 2006, compared to $70.5 million during the same period in 2005. The decrease in cash provided by discontinued operations was driven by $110.9 million of proceeds received from the sale of Sunbury's allocated emission allowances during the six months ended June 30, 2005.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of June 30, 2006 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,221.1	$28.3	$111.7	$312.4	$768.7
Operating lease obligations	20.9	2.4	7.4	5.0	6.1
Commodity purchase obligations	7,638.3	2,215.7	3,617.6	932.7	872.3
Purchase orders	478.1	355.2	122.8	0.1	-
Capital contributions to equity method investment	57.0	17.9	39.1	-	-
Other	368.4	40.6	61.3	38.9	227.6
Total contractual cash obligations	$9,783.8	$2,660.1	$3,959.9	$1,289.1	$1,874.7

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. Energy supply contracts at ESI included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. WPSC, UPPCO and MGUC expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Capital contributions to equity method investment consist of our commitment to fund a portion of ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line together with ATC. Other mainly represents expected pension and postretirement funding obligations. The table above does not reflect obligations under the definitive agreement with Aquila to acquire its natural gas distribution operations in Minnesota, which is discussed in Note 5, "Acquisitions and Sales of Assets," in the Condensed Notes to Financial Statements.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be $898.7 million in the aggregate for the 2006 through 2008 period. The largest of these expenditures is for the construction of Weston 4. WPSC is expected to incur costs of approximately $280 million from 2006 through 2008 related to its 70% ownership interest in this facility.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs. In November 2005, DPC purchased a 30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale. WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project. WPSC will have a larger than 70% interest in these common facilities. DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant. As of June 30, 2006, WPSC has incurred a total cost of $363.9 million related to its ownership interest in the project. In addition to the costs discussed above, WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $82 million to fund construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur in June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period 2006 through 2008 include approximately $357.3 million of distribution projects (including replacement of utility poles, transformers, meters, etc.), environmental projects of approximately $169 million, other expenditures at WPSC generation plants to ensure continued reliability of these facilities of approximately $52 million, and corporate services infrastructure projects of approximately $32 million.

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

MGUC is expected to incur construction expenditures of approximately $24 million in the aggregate for the period 2006 through 2008, primarily for natural gas mains, maintenance, and miscellaneous expenses.

Capital expenditures identified at ESI for 2006 through 2008 are expected to be approximately $9 million largely due to scheduled major maintenance projects at ESI's generation facilities and computer equipment related to business expansion and normal technology upgrades.

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

Capital Resources

As of June 30, 2006, both WPS Resources and WPSC were in compliance with all of the covenants under their lines of credit and other debt obligations.

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

In June 2006, WPS Resources entered into an unsecured $500 million 5-year credit agreement. This revolving credit facility replaced the $300 million bridge credit facility discussed below and is in addition to the previously existing credit facility which also has a borrowing capacity of $500 million, bringing WPS Resources' total borrowing capacity under its general credit agreements to $1 billion. Both credit facilities back WPS Resources' commercial paper borrowing programs and letters of credit. The first credit line was entered into in June 2005, and is an unsecured $500 million 5-year credit agreement. In June 2005, WPSC also entered into a 5-year credit facility for $115 million to replace its former 364-day credit facility for the same amount. This credit line is used to back 100% of WPSC's commercial paper borrowing programs and letters of credit for WPSC. As of June 30, 2006, there was a total of $592.9 million and $26.2 million available under WPS Resources' and WPSC's credit lines, respectively.

In April 2006, WPS Resources filed a shelf registration under the new SEC securities offering reform rules for the ability to issue debt, equity, and certain types of hybrid securities. This shelf registration statement includes the unused capacity remaining under WPS Resources' prior registration statement. Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security. Under the new SEC securities offering reform rules, WPS Resources will be able to issue securities under this registration statement for three years. WPS Resources' Board of Directors has authorized the issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement.

In April 2006, ESI entered into a $150 million 364-day credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by WPS Resources. As of June 30, 2006, the entire $150 million available under the credit agreement was utilized by ESI.

In November 2005, WPS Resources entered into two unsecured revolving credit agreements of $557.5 million and $300 million with J.P. Morgan Chase Bank and Bank of America Securities LLC. As discussed above, the $500 million 5-year credit agreement entered into in June 2006 replaced the $300 million bridge credit facility. The $557.5 million credit facility is a bridge facility intended to backup commercial paper borrowings related to the purchase of the natural gas distribution operations in Michigan and Minnesota. The capacity under the $557.5 million bridge facility is reduced by the amount of proceeds from any long-term financing we complete, with the exception of proceeds received from the November 2005 equity offering. On May 10, 2006, as a result of WPS Resources physical settlement of its forward equity agreement (and issuing 2.7 million shares of common stock upon settlement), the $557.5 million facility was reduced to $417.9 million. This credit agreement will be further reduced as permanent or replacement financing is secured. The $417.9 million credit agreement matures on September 5, 2007, and has representations and covenants that are similar to those in our general credit facilities. On March 31, 2006, in order to meet short-term financing requirements related to the acquisition of the natural gas distribution operations in Michigan, WPS Resources issued $269.5 million of commercial paper supported by the $417.9 million bridge credit facility. On June 30, 2006, in order to meet short-term financing requirements related to the acquisition of the natural gas distribution operations in Minnesota, WPS Resources issued commercial paper in the amount of $333.3 million, partially supported by the $417.9 million bridge facility, with the remaining commercial paper supported by the general credit facilities discussed above. See Note 5, "Acquisitions and Sales of Assets," for more information related to the acquisitions of the natural gas distribution operations in Michigan and Minnesota.

Other Future Considerations

Proposed Merger with Peoples Energy Corporation

For an update on the proposed merger with Peoples Energy, see Note 5, "Acquisition and Sales of Assets."

Agreement to Purchase Aquila's Michigan and Minnesota Natural Gas Distribution Operations

For an update on the acquisition of Aquila's natural gas distribution operations in Michigan and Minnesota, see Note 5, "Acquisition and Sales of Assets."

Beaver Falls

For a discussion of the Beaver Falls outage, see Note 11, "Commitments and Contingencies."

Asset Management Strategy

WPS Resources continues to evaluate alternatives for the sale of the balance of its identified real estate holdings no longer needed for operation.

Regulatory Matters and Rate Trends

On August 2, 2006, WPS Resources and Peoples Energy (the "Applicants") filed a joint application with the ICC to approve the merger between the Applicants. The Applicants requested an expedited proceeding as we believe the ICC to be the critical path to the closing of the merger. Key components of the application include an expected rate filing for Peoples Gas Light and Coke (PGL) and North Shore

Gas (NS) in early 2007, based on a 2006 historical test year. The Applicants requested that this filing not include either the costs to achieve or the synergies, but represent a "pre-close" cost of service. Also, PGL and NS would not file another rate case before February 1, 2009.

Under the prevailing Wisconsin fuel rules, WPSC's 2006 electric rates are subject to adjustment when electric generation fuel and purchased power costs fall outside of a pre-determined band. This band was set at +2.0% and -0.5%, for 2006 by the PSCW. On March 8, 2006, the PSCW filed a notice of proceeding to review fuel rates as WPSC fuel costs were below the 0.5% limit. On April 25, 2006, WPSC filed with the PSCW a stipulation and agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January through March 2006 as well as the projected savings in April through June 2006. This refund will be a credit to customers' bills over the months of May 2006 to August 2006. A current liability of $3.1 million has been recorded at June 30, 2006, for a portion of the savings realized through June 30, as well as actual refunds to customers of $4.6 million through June 30.  Rates remain subject to refund under the agreement through the end of the year. Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the second half of the year, which should negatively impact margins during that period.

Because a significant portion of WPSC's electric load is served by natural gas-fired generation, the volatile nature of natural gas prices, and the relatively narrow tolerance band in Wisconsin, the likelihood for future rate adjustment under the fuel rules in 2006 is strong. To mitigate the risk of the potential for unrecoverable fuel costs in 2006 due to market price volatility, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

The price of natural gas is currently high compared to historical levels. While the WPSC natural gas utility is authorized to obtain one-for-one recovery of prudently incurred natural gas costs in both the Wisconsin and Michigan jurisdictions, the currently high natural gas rates could impact the ability of retail customers to pay for natural gas service and, therefore, increase WPSC's exposure to write-offs during 2006.

In WPSC's 2006 retail electric rate proceeding, the PSCW applied a "financial harm" test when considering the rate recovery of certain deferred costs previously authorized for accounting purposes. While the application of a financial harm test is authorized, the PSCW has not applied it in the past when considering the rate recovery of costs that were previously authorized for deferral. In WPSC's 2006 rate proceeding, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee. The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee. None of these disallowed costs were found to be imprudent by the PSCW. Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at June 30, 2006, will be able to be collected from ratepayers.

For a discussion of regulatory filings and decisions, see Note 17, "Regulatory Environment," in the Condensed Notes to Financial Statements.

In both 2005 and 2006, forecasting and monitoring of fuel costs have become extremely difficult for both the PSCW and WPSC. These challenges can be attributed to the implementation of the MISO Day 2 market and the recent volatility in natural gas prices. The PSCW has received several applications from various Wisconsin electric utilities under the PSC Chapter 116 fuel rules for large rate increases due to increased gas prices, and, on February 7, 2006, the PSCW opened a docket to review the fuel rules. WPSC submitted comments in hopes that revisions will be made to the current fuel rules. WPSC believes that the PSCW's role should be one of approving a utility's overall fuel cost management plan and determining prudence after the fact.

Energy Efficiency and Renewables Act

In March 2006, Wisconsin Governor Doyle signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015. The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs. Administrative rules are currently being drafted, and the Act is expected to take effect on July 1, 2007. As of June 30, 2006, approximately 4% of WPS Resources' generation is from renewable sources. WPS Resources continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.

Industry Restructuring - Michigan

Under the current Electric Choice program in Michigan, ESI established itself as a significant supplier to the industrial and commercial markets. However, prolonged high wholesale energy prices coupled with recently approved tariff changes for the regulated utilities have almost eliminated the savings customers can obtain from contracting with non-utility suppliers. As a result, many customers have returned to the bundled tariff service of the incumbent utilities. The high wholesale energy prices and tariff changes have caused a reduction in new business and renewals for ESI. ESI's Michigan retail electric business for the second quarter of 2006 declined to less than one-third the peak megawatts it was in 2005, and earnings contributed by Michigan retail electric operations in 2006 have been minimal. However, both Detroit Edison and Consumers Energy have initiated proceedings before the MPSC for rate increases relating to the recovery of substantial power supply costs incurred but not included in rates in 2005. In addition, Electric Choice advocates continue their efforts at both the MPSC and the legislature. These efforts focus on the removal and reversal of stranded cost charges and securing a corresponding energy benefit for Electric Choice customers who must pay securitization and nuclear decommissioning charges.

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

Expansion of Operations into Texas

In the fourth quarter of 2005, ESI began developing a product offering in the Texas retail electric market. ESI previously had a market presence in Houston with natural gas producer services originators. Texas has a thriving market structure (unencumbered by a regulated offering that is not market based) which has one of the most successful consumer choice programs in the country. In the first half of 2006, ESI focused on developing systems, processes, services, products, and controls and signed its initial Texas retail electric customers. ESI continues to sign up new enrollments and has started to deliver power to customers in the Texas market in July 2006. Historically, ESI concentrated its retail activities to the northeastern quadrant of the United States and the adjacent portion of Canada. Expansion into the Texas market offers an opportunity to leverage the infrastructure and capability ESI developed to provide products and services that it believes customers will value.

Seams Elimination Charge Adjustment

For a discussion of SECA, see the Note 17, "Regulatory Environment," in the Condensed Notes to Financial Statements.

Income Taxes

-Section 29/45K Federal Tax Credits-

For a discussion of Section 29/45K federal tax credits, see the Note 11, "Commitments and Contingencies," in the Condensed Notes to Financial Statements.

-Peshtigo River Land Donation-

In 2004, WPS Resources submitted a request to have the Internal Revenue Service (IRS) conduct a pre-filing review of a tax position related to its 2004 tax return. The tax position is related to the value of the Peshtigo River land donated to the WDNR in 2004, for which WPS Resources recorded a $4.1 million income tax benefit. In May 2006, the IRS and WPS Resources entered into a limited issue focused examination of the 2004 WPS Resources consolidated tax return, which will cover several issues, including the Peshtigo River Land donation. We believe our position is appropriate and will pursue this matter if challenged by the IRS upon examination of the tax return.

Environmental

See Note 11, "Commitments and Contingencies," in the Condensed Notes to Financial Statements for a detailed discussion of environmental considerations.

Midwest Independent Transmission System Operator

WPSC, UPPCO, and ESI are members of the MISO, which provides electric transmission service and operates a market in the Midwest, including Wisconsin and the Upper Peninsula of Michigan, and is based on a locational marginal pricing system. The pricing mechanism expanded the market from a physical market to also include financial instruments and is intended to send price signals to stakeholders where generation or transmission system expansion is needed.

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

On April 25, 2006, the FERC issued an order regarding MISO's "Revenue Sufficiency Guarantee" charges (RSG charges). MISO's business practice manuals and other instructions to market participants have stated, since the implementation of market operations on April 1, 2005, that RSG charges will not be imposed on offers to supply power not supported by actual generation (also known as virtual supply offers). However, some market participants raised questions about the language of MISO's tariff concerning that issue and in October 2005, MISO submitted to the FERC proposed tariff revisions clarifying its tariff to reflect its business practices with respect to RSG charges, and filed corrected tariff sheets exempting virtual supply from RSG charges. In its April 2006 decision, the FERC interpreted MISO's tariff to require that virtual supply offers must be included in the calculation of the RSG charges and that to the extent that MISO did not charge virtual supply offers for RSG charges, it violated the terms of its tariff. The FERC order then proceeded to require MISO to recalculate the RSG charges back to April 1, 2005, and to make refunds to customers, with interest, reflecting the recalculated charges. In order to make such refunds, it is likely that MISO will attempt to impose retroactively RSG charges on those who submitted virtual supply offers during the recalculation period. ESI and our electric utility segment made virtual supply offers in MISO during this period on which no RSG charges were imposed, and thus may be subject to a claim for refunds from MISO (which claim will be contested). The electric utility segment will be eligible for the refund discussed above, which is expected to more than offset any charges that will be imposed on the electric utility segment. ESI, however, is not eligible for any offsetting refunds. The FERC's April 2006 order has been challenged by MISO and other parties, including WPS Resources, and the eventual outcome of these proceedings is unclear. As of the date of this report, we do not believe this issue will have a material impact on WPS Resources’ Consolidated Financial Statements.

MARKET PRICE RISK MANAGEMENT ACTIVITIES - WPS RESOURCES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of ESI, along with oil options used to mitigate the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized. ESI's marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Derivative instruments are utilized in these operations. ESI measures the fair value of derivative instruments (including NYMEX, ICE, and over-the-counter contracts, options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments) on a mark-to-market basis. The fair value of derivatives is included in assets or liabilities from risk management activities on WPS Resources' Condensed Consolidated Balance Sheets.

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas and oil pricing is the settled forward price curve of the NYMEX and the ICE. Basis pricing is derived from published indices and documented broker quotes. ESI bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of ESI's assets and liabilities from risk management activities for the six months ended June 30, 2006.

ESI Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total

Fair value of contracts at December 31, 2005	$23.6	$8.2	$29.8	$61.6
Less: Contracts realized or settled during period	5.2	7.2	18.5	30.9
Plus: Changes in fair value of contracts in existence at June 30, 2006	23.1	69.0	34.4	126.5
Fair value of contracts at June 30, 2006	$41.5	$70.0	$45.7	$157.2

The fair value of contracts at December 31, 2005, and June 30, 2006, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period includes the value of contracts in existence at December 31, 2005, that were no longer included in the net mark-to-market assets as of June 30, 2006, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133. Changes in fair value of existing contracts include unrealized gains and losses on contracts that existed at December 31, 2005, and contracts that were entered into subsequent to December 31, 2005, which are included in ESI's portfolio at June 30, 2006. In the above table, "changes in fair value of contracts in existence at June 30" also includes gains and losses at the inception of contracts when a liquid market exists. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts (generally for contracts with a duration of less than five years). The table below shows the sources of fair value and maturity of ESI's risk management instruments.

ESI Risk Management Contract Aging at Fair Value As of June 30, 2006
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Total Fair Value
Prices actively quoted	$56.5	$5.8	$-	$62.3
Prices provided by external sources	53.9	29.322.1	11.7	94.9
Prices based on models and other valuation methods	-	-	-	-
Total fair value	$110.4	$35.1	$11.7	$157.2

We derive the pricing for most contracts in the above table from active quotes or external sources. "Prices actively quoted" includes exchange-traded contracts such as NYMEX and ICE contracts and basis swaps. "Prices provided by external sources" includes electric and natural gas contract positions for which pricing information, used by ESI to calculate fair value, is obtained primarily through broker quotes and other publicly available sources. "Prices based on models and other valuation methods" includes electric contracts for which reliable external pricing information does not exist.

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

RESULTS OF OPERATIONS - WPSC

WPSC is a regulated electric and natural gas utility as well as a holding company. Electric operations accounted for approximately 64% of revenues for the six months ended June 30, 2006, while natural gas operations accounted for 36% of revenues for the six months ended June 30, 2006.

Second Quarter 2006 Compared with Second Quarter 2005

WPSC Overview

WPSC's earnings on common stock for the quarters ended June 30 are shown in the following table:

WPSC's Results (Millions)	2006	2005	Change

Earnings on common stock	$25.1	$21.3	17.8.%

WPSC's earnings on common stock were $25.1 million for the quarter ended June 30, 2006, compared to $21.3 million for the quarter ended June 30, 2005. As discussed in more detail below, the following factors impacted earnings for the quarter ended June 30, 2006, compared to the same period in 2005.

•
Electric utility earnings increased $3.1 million, from $20.6 million for the quarter ended June 30, 2005 to $23.7 million for the quarter ended June 30, 2006. The increase in electric utility earnings was driven by fuel and purchased power costs that were less than were recovered in rates in the second quarter of 2006, compared to no significant over or under collections in the second quarter of 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the second half of the year, which should negatively impact margins during that period. A retail electric rate increase at WPSC also contributed to higher earnings, but the rate increase was largely offset by an increase in various operating and maintenance expenses.

•
The net loss from natural gas operations increased $0.3 million, from $1.9 million for the quarter ended June 30, 2005, to $2.2 million for the quarter ended June 30, 2006. Including the natural gas rate increase that became effective on January 1, 2006, WPSC's natural gas margin was flat compared to the prior year as unfavorable weather conditions negatively impacted sales volumes to WPSC's higher margin residential, and commercial and industrial customers. The lower than anticipated margin was not sufficient to cover increases in depreciation expense and taxes other than income.

Electric Utility Operations

	Three Months Ended June 30,
Electric Utility Results (Millions)	2006	2005	Change

Revenue	$238.9	$219.3	8.9%
Fuel and purchased power	107.6	69.9	53.9%
Margin	$131.3	$149.4	(12.1%)
Sales in kilowatt-hours	3,481.2	3,517.5	(1.0%)

Electric utility revenue increased $19.6 million (8.9%) for the quarter ended June 30, 2006, compared to the same quarter in 2005, largely due to an approved annual electric rate increase for WPSC's Wisconsin retail customers. In December 2005, the PSCW approved a retail electric rate increase of $79.9 million (10.1%), effective January 1, 2006. The retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, rates were lowered to reflect a refund to customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the July 2005 sale of Kewaunee. The increase in electric utility revenue related to the rate increase was also partially offset by a 1.0% decrease in overall electric utility sales volumes. Electric utility sales volumes to residential customers decreased, primarily due to summer weather conditions during the second quarter of 2006 that were 41% cooler during the cooling season, compared to the same quarter in 2005. The decrease in electric sales volumes to residential customers, however, was substantially offset by a 5.2% increase in sales volumes to wholesale customers, driven by higher demand.

The electric utility margin decreased $18.1 million (12.1%) for the quarter ended June 30, 2006, compared to the same quarter in 2005, primarily related to the sale of Kewaunee, and the related power purchase agreement. Prior to the sale of Kewaunee, only nuclear fuel expense was reported as a component of fuel, natural gas, and purchased power. Subsequent to the sale, all payments (both variable payments for energy delivered and fixed payments) to Dominion Energy Kewaunee, LLC for power purchased from Kewaunee are reported as a component of utility cost of fuel, natural gas, and purchased power. As a result of the sale, WPSC no longer incurs operating and maintenance expenses, depreciation and decommissioning expense, or interest expense related to Kewaunee.

Excluding the $24.3 million of fixed payments made to Dominion Energy Kewaunee in the second quarter of 2006, WPSC's electric utility margin increased $6.2 million. The increase in electric utility margins was driven by fuel and purchased power costs that were less than were recovered in rates in the second quarter of 2006, compared to no significant over or under collections in the second quarter of 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the second half of the year, which should negatively impact margins during that period. The rate increase and higher wholesale electric sales volumes also contributed to the higher margin. Partially offsetting these increases, margin was negatively impacted by a decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning trust fund to customers ($16.2 million of proceeds received from the liquidation of this fund were refunded to customers in the second quarter of 2006). Pursuant to regulatory accounting, the decrease in margin related to this refund was substantially offset by a corresponding decrease in operating and maintenance expenses as explained below and, therefore, did not have a significant impact on earnings. The unfavorable weather conditions during the cooling season (discussed above), also negatively impacted margin.

Gas Utility Operations

	Three Months Ended June 30,
Gas Utility Results (Millions)	2006	2005	Change

Revenues	$68.0	$89.8	(24.3%)
Purchase costs	44.2	66.2	(33.2%)
Margins	$23.8	$23.6	(0.8%)
Throughput in therms	128.8	162.5	(20.7%)

Natural gas utility revenue was $68.0 million for the quarter ended June 30, 2006, compared to $89.8 million for the same quarter in the prior year. The lower natural gas revenues were driven by a 20.7% decrease in natural gas throughput volumes, as a result of an 84.6% decrease in natural gas volumes sold to the electric utility and a 7.7% decrease in natural gas volumes sold to residential, and commercial and industrial customers. The decrease in natural gas volumes sold to the electric utility was driven by a decrease in the need for the electric utility to run its peaker generation units due to weather that was 41% cooler during the cooling season in the second quarter of 2006, compared to the same quarter in 2005, as well as higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential, and commercial and industrial customers was primarily related to weather that was 12% warmer during the heating season in the second quarter of 2006, compared to the same quarter in 2005. These customers are also taking measures to conserve energy as a result of higher natural gas prices. Partially offsetting these decreases were an increase in the per-unit cost of natural gas and a rate increase at WPSC. Natural gas costs were 5.3% higher (on a per-unit basis) during the quarter ended June 30, 2006, compared to the same quarter in 2005. Following regulatory practice, changes in the total cost of natural gas are passed on to customers through a purchased gas adjustment clause, as allowed by the PSCW. In December 2005, the PSCW issued a final order authorizing an annual natural gas rate increase for WPSC of $7.2 million (1.1%), effective January 1, 2006. The rate increase was required as a result of infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

WPSC's natural gas utility margin was relatively flat compared to the second quarter of 2005. Increased margin related to the natural gas rate increase was substantially offset by a decrease in throughput volumes to higher margin residential, and commercial and industrial customers. The decrease in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin as very low margins are recognized on sales to the electric utility.

Operating Expenses

	Three Months Ended June 30,
Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$81.7	$100.8	(18.9%)
Depreciation and decommissioning expense	19.9	62.2	(68.0%)
Federal income taxes	10.2	(1.9)	-
State income taxes	2.5	(1.1)	-

Other Income

	Three Months Ended June 30,
Other Income and (Deductions) (Millions)	2006	2005	Change

Allowance for equity funds used during construction	$0.2	$0.5	(60.0%)
Other, net	5.7	42.6	(86.6%)
Income taxes	(1.3)	(15.9)	(91.8%)

Operating and Maintenance Expense

Operating and maintenance expenses decreased $19.1 million (18.9%) for the quarter ended June 30, 2006, compared to the same quarter in 2005. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•
WPSC refunded $16.2 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the second quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds.

•
Operating and maintenance expenses related to the Kewaunee nuclear plant decreased approximately $10 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expenses related to Kewaunee did not have a significant impact on net income as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the purchased power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
Excluding Kewaunee, maintenance expenses at WPSC increased $2.0 million in the second quarter of 2006, compared to the second quarter of 2005. Planned maintenance was required on certain combustion turbines in the second quarter of 2006, and maintenance expense related to electric distribution assets also increased.

•	Customer account expenses increased $1.3 million, driven by an increase in consulting fees related to the implementation of a new software system.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $42.3 million (68.0%) for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005, driven by approximately $38 million of decommissioning expense that was recorded in the second quarter of 2005, compared to no decommissioning expense recorded in 2006, and a $4.8 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In the second quarter of 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Federal Income Taxes/State Income Taxes/Other Income" below).

Federal Income Taxes/State Income Taxes/Other Income

The period-over-period change in these categories was primarily related to the realized gains recognized on the nonqualified decommissioning trust assets in the second quarter of 2005. Approximately $38 million of the decrease in other income related to the realized gains recorded on the nonqualified decommissioning trust assets in the second quarter of 2005, compared to no gain or loss recorded on nonqualified decommissioning trust assets in 2006 due to the liquidation of the nonqualified decommissioning trust in the third quarter of 2005. The nonqualified nuclear decommissioning trust assets were placed in more conservative investments in the second quarter of 2005 in anticipation of the sale of Kewaunee, which closed on July 5, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the realized gains recorded in the second quarter of 2005 was offset by an increase in decommissioning expense during the same period. Income tax expense related to the realized gains was offset by a deferred tax benefit related to the decommissioning expense. Overall, the change in the investment strategy for the nonqualified decommissioning trust assets had no impact on earnings in the second quarter of 2005, as summarized in the table below.

(Millions)	Income/(Expense)

Depreciation and decommissioning expense	$(38)
Federal income taxes	13
State income taxes	2
Other, net	38
Income taxes	(15)
Total earnings impact	$-

Six Months 2006 Compared with Six Months 2005

WPSC Overview

WPSC's earnings on common stock for the six months ended June 30 are shown in the following table:

WPSC's Results (Millions)	2006	2005	Change

Earnings on common stock	$51.3	$58.9	(12.9%)

WPSC's earnings on common stock were $51.3 million for the six months ended June 30, 2006, compared to $58.9 million for the six months ended June 30, 2005. As discussed in more detail below, the following factors impacted earnings for the six months ended June 30, 2006, compared to the same period in 2005.

•
Electric utility earnings decreased $5.2 million, from $43.0 million for the six months ended June 30, 2005 to $37.8 million for the six months ended June 30, 2006. The decrease in electric utility earnings was driven by the negative impact unfavorable weather conditions and residential customer conservation efforts had on margin, as well as an increase in various operating expenses. These items were partially offset by the positive impact of fuel and purchased power costs that were less than were recovered in rates during the six months ended June 30, 2006, compared to no significant over or under collections during the six months ended June 30, 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in the second half of the year, which should negatively impact margin during that period. The rate increase and higher wholesale electric sales volumes also had a positive impact on electric utility earnings.

•
Natural gas utility earnings decreased $3.6 million, from $12.1 million for the six months ended June 30, 2005, to $8.5 million for the six months ended June 30, 2006, driven primarily by a decrease in margin resulting from lower throughput volumes as a result of warmer weather during the heating season, customer conservation efforts, and an increase in operating and maintenance expenses.

Electric Utility Operations

	Six Months Ended June 30,
Electric Utility Results (Millions)	2006	2005	Change

Revenue	$468.3	$439.1	6.7%
Fuel and purchased power	219.8	139.0	58.1%
Margin	$248.5	$300.1	(17.2%)
Sales in kilowatt-hours	7,006.2	6,962.5	0.6%

Electric utility revenue increased $29.2 million (6.7%) for the six months ended June 30, 2006, compared to the same period in 2005, largely due to an approved annual electric rate increase for WPSC's Wisconsin retail customers (discussed above). Electric sales volumes also increased slightly, primarily related to a 9.7% increase in sales volumes to wholesale customers due to higher demand, largely offset by a decrease in sales volumes to residential customers, driven primarily by unfavorable weather conditions during both the heating and cooling seasons in the first half of 2006, compared to the same period in 2005, and customer conservation efforts resulting from recent rate increases. For the six months ended June 30, 2006, weather during the heating season was 11% warmer and weather during the cooling season was 41% cooler, compared to the same period in 2005.

The electric utility margin decreased $51.6 million (17.2%) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Excluding the $48.3 million of fixed payments made to Dominion Energy Kewaunee during the first six months of 2006, WPSC's electric utility margin decreased $3.3 million. The margin was negatively impacted by a decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning trust fund to customers ($30.0 million of proceeds received from the liquidation of this fund were refunded to customers during the six months ended June 30, 2006). Pursuant to regulatory accounting, the decrease in margin related to this refund was substantially offset by a corresponding decrease in operating and maintenance expenses as explained below and, therefore, did not have a significant impact on earnings. The unfavorable weather conditions during both the heating and cooling seasons, as well as residential customer conservation efforts also negatively impacted margin. These items were partially offset by the positive impact of fuel and purchased power costs that were less than were recovered in rates during the six months ended June 30, 2006, compared to no significant over or under collections during the six months ended June 30, 2005. Fuel and purchased power costs are expected to be greater than what will be recovered in the second half of the year, which should negatively impact margin during that period. The rate increase and higher wholesale electric sales volumes also had a positive impact on margin. The rate increase was necessary to recover increases in fuel costs as well as various operating and maintenance expenses, which are discussed below.

Gas Utility Operations

	Six Months Ended June 30,
Gas Utility Results (Millions)	2006	2005	Change

Revenues	$261.0	$264.4	(1.3%)
Purchase costs	192.4	194.5	(1.1%)
Margins	$68.6	$69.9	(1.9%)
Throughput in therms	395.7	471.3	(16.0%)

Natural gas utility revenue decreased $3.4 million (1.3%) for the six months ended June 30, 2006, compared to the same period in 2005. The decrease in natural gas revenues at WPSC was driven by a 16.0% decrease in natural gas throughput volumes, primarily related to a 77.1% decrease in natural gas volumes sold to the electric utility (resulting from a decrease in the need for the electric utility to run its peaker generation units due to weather that was 41% cooler during the cooling season in the six months ended June 30, 2006, compared to the same period in 2005 as well as higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes), and also by an 11.2% decrease in throughput volumes to residential and commercial and industrial customers due to weather that was 11% warmer during the heating season in first half of 2006, compared to the same period in the prior year, and also due to customer conservation efforts. Customers are taking measures to conserve energy as a result of the high natural gas prices. Partially offsetting these decreases was an increase in the per-unit cost of natural gas and the rate increase at WPSC. Natural gas costs were 26.8% higher (on a per-unit basis) during the six months ended June 30, 2006, compared to the same period in 2005.

The natural gas utility margin decreased $1.3 million (1.9%) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. A decrease in throughput volumes to higher margin residential, and commercial and industrial customers (discussed above) was partially offset by the rate increase. The decrease in throughput volumes to the electric utility did not have a significant impact on WPSC's natural gas utility margin as very low margins are recognized on sales to the electric utility.

Operating Expenses

	Six Months Ended June 30,
Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$164.1	$199.0	(17.5%)
Depreciation and decommissioning expense	39.7	87.3	(54.5%)
Federal income taxes	22.3	15.1	47.7%
State income taxes	5.3	3.0	76.7%

Other Income

	Six Months Ended June 30,
Other Income and (Deductions) (Millions)	2006	2005	Change

Allowance for equity funds used during construction	$0.3	$0.9	(66.7%)
Other, net	8.5	47.6	(82.1%)
Income taxes	(1.7)	(16.9)	(89.9%)

Operating and Maintenance Expense

Operating and maintenance expenses decreased $34.9 million (17.5%) for the six months ended June 30, 2006, compared to the same period in 2005. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•
WPSC refunded $30.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers during the six months ended June 30, 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of this fund.

•
Operating and maintenance expenses related to the Kewaunee nuclear plant decreased approximately $22 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expenses related to Kewaunee did not have a significant impact on net income as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
Excluding Kewaunee, maintenance expenses at WPSC increased $3.9 million for the six months ended June 30, 2006, compared to the same period in 2005. Planned maintenance was required on certain combustion turbines in the first half of 2006, and maintenance expenses related to electric distribution assets also increased.

•	Customer account expenses increased $2.5 million, driven by an increase in consulting fees related to the implementation of a new software system.
•	Write-offs of uncollectible customer accounts increased $1.9 million in the first half of 2006, compared to the same period in 2005, due primarily to higher energy costs.
•	Transmission-related expenses, and amortization of other previously deferred regulatory assets also increased during the six months ended June 30, 2006, compared to the same period in 2005.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $47.6 million (54.5%) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, driven by approximately $41 million of decommissioning expense that was recorded during the six months ended June 30, 2005, compared to no decommissioning expense recorded in 2006, and a $9.5 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Federal Income Taxes/State Income Taxes/Other Income" below). Continued capital investment at WPSC also partially offset the overall decrease in depreciation and decommissioning expense.

Federal Income Taxes/State Income Taxes/Other Income

The period-over-period change in these categories was primarily related to the realized gains recognized on the nonqualified decommissioning trust assets in the second quarter of 2005. Approximately $41 million of the decrease in other income related to the realized gains recorded on the nonqualified decommissioning trust assets during the six months ended June 30, 2005, compared to no gain or loss recorded on nonqualified decommissioning trust assets in 2006 due to the liquidation of the nonqualified decommissioning trust in the third quarter of 2005. The nonqualified nuclear decommissioning trust assets were placed in more conservative investments in the second quarter of 2005 in anticipation of the sale of Kewaunee, which closed on July 5, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the realized gains recorded in the second quarter of 2005 was offset by an increase in decommissioning expense during the same period. Income tax expense related to the realized gains was offset by a deferred tax benefit related to the decommissioning expense. Overall, the change in the investment strategy for the nonqualified decommissioning trust assets had no impact on earnings in 2005, as summarized in the table below.

(Millions)	Income/(Expense)

Depreciation and decommissioning expense	$(41)
Federal income taxes	13
State income taxes	2
Other, net	41
Income taxes	(15)
Total earnings impact	$-

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

Operating Cash Flows

During the six months ended June 30, 2006, net cash provided by operating activities was $138.1 million, compared to $154.8 million for the same period in 2005. The $16.7 million decrease resulted from a $35.7 million decrease in cash provided from changes in working capital, partially offset by an increase in net income adjusted for non-cash items. Changes in working capital requirements were a function of increased energy prices.

Investing Cash Flows

Net cash used for investing activities was $135.6 million during the six months ended June 30, 2006, compared to $184.2 million during the six months ended June 30, 2005. The decrease in cash used for investing activities was driven by a decrease in capital expenditures, primarily related to the construction of Weston 4 as explained below.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 are as follows:

(Millions)	2006	2005
Electric utility	$129.5	$168.2
Gas utility	15.0	14.2
Other	-	0.3
WPSC consolidated	$144.5	$182.7

The decrease in capital expenditures at the electric utility for the six months ended June 30, 2006, as compared to the same period in 2005 is mainly due to lower capital expenditures associated with the construction of Weston 4, as a result of the sale of a 30% interest in the project to DPC in the fourth quarter of 2005. Commercial operation for Weston 4 is still expected to occur in June 2008.

Financing Cash Flows

Net cash used for financing activities was $4.3 million during the six months ended June 30, 2006, compared to $28.2 million provided by financing activities for the same period in 2005. The change was driven by a decrease in capital expenditures during the six months ended June 30, 2006, compared to the same period in 2005.

As prescribed by the PSCW, WPSC may not pay normal common stock dividends of more than 109% of the previous year's common stock dividend without the PSCW's approval. In addition, WPSC's Restated Articles of Incorporation limit the amount of common stock dividends that WPSC can pay to certain percentages of its prior 12-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Significant Financing Activities

See Liquidity and Capital Resources - WPS Resources for detailed information on significant financing activities for WPSC.

Credit Ratings

See Liquidity and Capital Resources - WPS Resources for detailed information on WPSC's credit ratings.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of June 30, 2006 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$719.1	$13.5	$54.1	$54.1	$597.4
Operating lease obligations	12.5	1.6	4.6	2.8	3.5
Commodity purchase obligations	1,979.5	161.5	585.5	498.8	733.7
Purchase orders	411.7	288.8	122.8	0.1	-
Other	368.4	40.6	61.3	38.9	227.6
Total contractual cash obligations	$3,491.2	$506.0	$828.3	$594.7	$1,562.2

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

Environmental

See Note 11, "Commitments and Contingencies," in the Condensed Notes to Financial Statements for a detailed discussion of environmental considerations.

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

WPS Resources is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions. WPS Resources’ exposure to foreign currency risk was not significant at June 30, 2006, or 2005.

Due to increases in short-term commercial paper borrowings in the first six months of 2006, WPS Resources has increased its exposure to variable interest rates. Based on the variable rate debt of WPS Resources and WPSC outstanding at June 30, 2006, a hypothetical increase in market interest rates of 100 basis points in 2006 would increase annual interest expense by approximately $8.7 million at WPS Resources and $1.0 million at WPSC. Comparatively, based on the variable rate debt outstanding at June 30, 2005, an increase in interest rates of 100 basis points would have increased interest expense in 2005 by approximately $2.9 million at WPS Resources and $1.0 million at WPSC. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPS Resources’ and WPSC's exposure to the change.

To measure commodity price risk exposure, WPS Resources employs a number of controls and processes, including a value-at-risk (VaR) analysis of its exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2005 Form 10-K. At June 30, 2006, and June 30, 2005, ESI's VaR amount was calculated to be $1.5 million and $0.6 million, respectively. The increase in ESI’s VaR is due to the increased volatility of the underlying commodity prices.

The VaR for ESI's trading portfolio is presented in the following table:

Value-at-Risk (VaR) Disclosure for ESI

Value-at-Risk Calculations	June	June
Trading VaR (in millions)	2006	2005

95% confidence level, one-day holding period, one-tailed	$1.5	$0.6
Average for twelve months ended June 30	1.4	0.5
High for 12 months ended June 30	1.7	0.6
Low for 12 months ended June 30	1.0	0.5

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

Changes in Internal Controls

There were no changes in WPS Resources' and WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on material legal proceedings and matters related to WPS Resources and its subsidiaries, see Note 11 - "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Labor Contracts

Local 310 of the International Union of Operating Engineers, AFL-CIO, represents 1,027 WPSC employees. The current Local 310 collective bargaining agreement expires on October 21, 2006. Negotiations are currently underway.

On July 27, 2006, ESI announced that it had completed the sale of Sunbury Generation, LLC to Corona Power, LLC. As a result of the transaction ESI will no longer be a party to any collective bargaining agreement with Local 1600 of the International Brotherhood of Electrical Workers, AFL CIO, which represents the employees at the Sunbury Generation Station.

Local 12295 of the United Steelworkers of America, AFL CIO CLC, represents approximately 83 employees at MGUC. The current collective bargaining agreement expires on January 15, 2007, negotiations are expected to begin fall of 2006. Local 417 of the Utility Workers Union of America, AFL CIO, represents approximately 35 employees at MGUC. The current collective bargaining agreement expires on February 15, 2008.

Item 1A. Risk Factors

With the exception of the individual items discussed below, there were no material changes in the risk factors previously disclosed in the 2005 Annual Report on Form 10-K for WPS Resources and WPSC filed on February 28, 2006.

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

These risks apply to our recently completed acquisition of Aquila's Michigan and Minnesota natural gas distribution operations as well as our pending merger with Peoples Energy (announced on July 10, 2006).

We are subject to changes in government regulation, which may have a negative impact on our business, financial position and results of operations.

We are subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influences our operating environment and may affect our ability to recover costs from utility customers. In particular, the PSCW, MPSC, MPUC, FERC, SEC, EPA and the WDNR regulate many aspects of our utility operations, including siting and construction of facilities, conditions of service, the issuance of securities and the rates that we can charge customers. We are required to have numerous permits, approvals and certificates from these agencies to operate our business. On July 10, 2006, WPS Resources announced its intent to merge with Peoples Energy. Peoples Energy’s primary regulated gas distribution subsidiaries are subject to regulation by the ICC.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the May 18, 2006 WPS Resources Annual Meeting of Shareholders, Ms. Kathryn M. Hasselblad-Pascale, Mr. William F. Protz, Jr., and Mr. Larry L. Weyers were elected to three-year terms on the Board of Directors. The vote was:

	Class C Directors - Term Expiring in 2009
	Kathryn M. Hasselblad-Pascale	William F. Protz, Jr.	Larry L. Weyers

Votes For	33,766,875	33,925,609	33,745,580
Votes Withheld	655,146	496,413	676,441
Shares Not Voted	5,820,226	5,820,225	5,820,226
Total Shares Outstanding	40,242,247	40,242,247	40,242,247

Election of Directors requires a plurality of the votes cast at a meeting of common stockholders at which a quorum is present.

The continuing Board members are:

Class A Directors Term Expires in 2007	Class B Directors Term Expires in 2008

Richard A. Bemis Ellen Carnahan Robert C. Gallagher	Albert J. Budney, Jr. James L. Kemerling John C. Meng

Shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for WPS Resources and its subsidiaries for 2006. With respect to the ratification of the selection of Deloitte & Touche LLP to act as independent auditors of WPS Resources' accounts for the year 2006 shareholders voted:

Voted	Shares
For	33,891,968
Against	274,167
Abstained	202,336
Shares Not Voted	5,873,776
Total	40,242,247

Item 6.	Exhibits

The following documents are attached as exhibits:

	12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

	12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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

WPS Resources Corporation

Date: August 3, 2006	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: August 3, 2006	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006
Exhibit No.	Description

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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