Form 10-Q
period 2006-09-30
WPS RESOURCES CORP; WISCONSIN PUBLIC SERVICE CORP
filed 2006-11-02
CIK 916863, 107833

______________________________________________________________________________
______________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

WPS Resources Corporation
Large Accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Wisconsin Public Service Corporation
Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

WPS Resources Corporation	Yes [ ] No [x ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION	Common stock, $1 par value, 43,256,696 shares outstanding at October 31, 2006

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at October 31, 2006
______________________________________________________________________________
______________________________________________________________________________

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)
	WPS RESOURCES CORPORATION
	Condensed Consolidated Statements of Income	6
	Condensed Consolidated Balance Sheets	7
	Condensed Consolidated Statements of Cash Flows	8

	WISCONSIN PUBLIC SERVICE CORPORATION
	Condensed Consolidated Statements of Income	9
	Condensed Consolidated Balance Sheets	10
	Condensed Consolidated Statements of Capitalization	11
	Condensed Consolidated Statements of Cash Flows	12

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF	13-50
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	51-87
	Wisconsin Public Service Corporation	88-98

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	99

Item 4.	Controls and Procedures	100

PART II.	OTHER INFORMATION	101

Item 1.	Legal Proceedings	101

Item 1A.	Risk Factors	101

Item 6.	Exhibits	101

Signatures		102-103

	CONTENTS (continued)	Page

EXHIBIT INDEX		104

12.1		WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2		Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and as such may be amended or supplemented in Item 1A of this report. Other factors include:

•
Timely and successful completion of the proposed merger of Peoples Energy Corporation into WPS Resources (including receipt of acceptable regulatory approvals, including but not limited to, approval by ICC, FERC and PSCW, and the ability of WPS Resources and Peoples Energy to satisfy all of the other conditions precedent to the completion of the merger) and the successful integration of operations;

•	Unexpected costs and/or liabilities related to the merger, or the effects of purchase accounting that may be different from WPS Resources’ and Peoples Energy’s expectations;
•	The combined company of WPS Resources and Peoples Energy may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;
•	The credit ratings of the WPS Resources and Peoples Energy combined company or its subsidiaries may be different from the current ratings of WPS Resources or its subsidiaries;
•	Successful integration of both the Michigan and Minnesota natural gas distribution operations purchased from Aquila, which are now operated by MGUC and MERC, respectively;
•	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS Resources' regulated businesses;
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

•	Resolution of audits by the Internal Revenue Service and various state and foreign revenue agencies;
•	The effects, extent, and timing of additional competition or regulation in the markets in which our subsidiaries operate;
•	The impact of fluctuations in commodity prices, interest rates, and customer demand;
•	Available sources and costs of fuels and purchased power;
•	Ability to control costs;
•	Investment performance of employee benefit plan assets;

•	Advances in technology;
•	Effects of and changes in political, legal, and economic conditions and developments in the United States and Canada;
•	The performance of projects undertaken by nonregulated businesses and the success of efforts to invest in and develop new opportunities;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions, except per share amounts)	2006	2005	2006	2005

Nonregulated revenue	$1,166.0	$1,358.8	$3,857.5	$3,403.1
Utility revenue	394.8	361.3	1,183.4	1,093.6
Total revenues	1,560.8	1,720.1	5,040.9	4,496.7

Nonregulated cost of fuel, natural gas, and purchased power	1,142.1	1,311.2	3,691.1	3,280.4
Utility cost of fuel, natural gas, and purchased power	209.6	190.5	650.1	526.8
Operating and maintenance expense	120.4	117.8	371.6	378.9
Depreciation and decommissioning expense	28.1	23.7	77.7	119.5
Taxes other than income	15.1	11.6	42.3	35.4
Operating income	45.5	65.3	208.1	155.7

Miscellaneous income	11.4	9.6	34.3	62.8
Interest expense	(29.1)	(15.6)	(69.6)	(45.6)
Minority interest	1.4	1.2	3.8	3.4
Other (expense) income	(16.3)	(4.8)	(31.5)	20.6

Income before taxes	29.2	60.5	176.6	176.3
Provision for income taxes	0.5	15.1	46.9	39.0
Income from continuing operations	28.7	45.4	129.7	137.3

Discontinued operations, net of tax	11.5	3.5	7.1	3.0
Net income before preferred stock dividends of subsidiary	40.2	48.9	136.8	140.3

Preferred stock dividends of subsidiary	0.7	0.7	2.3	2.3
Income available for common shareholders	$39.5	$48.2	$134.5	$138.0

Average shares of common stock
Basic	43.3	38.2	41.9	38.0
Diluted	43.4	38.6	42.0	38.3

Earnings per common share (basic)
Income from continuing operations	$0.65	$1.17	$3.04	$3.55
Discontinued operations, net of tax	$0.26	$0.09	$0.17	$0.08
Earnings per common share (basic)	$0.91	$1.26	$3.21	$3.63

Earnings per common share (diluted)
Income from continuing operations	$0.65	$1.16	$3.03	$3.52
Discontinued operations, net of tax	$0.26	$0.09	$0.17	$0.08
Earnings per common share (diluted)	$0.91	$1.25	$3.20	$3.60

Dividends per common share declared	$0.575	$0.565	$1.705	$1.675

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2006	2005

Assets
Cash and cash equivalents	$31.8	$27.7
Accounts receivable - net of reserves of $13.5 and $12.7, respectively	856.6	1,005.6
Accrued unbilled revenues	78.8	151.3
Inventories	437.2	304.8
Current assets from risk management activities	1,091.6	906.4
Assets held for sale	-	14.8
Deferred income taxes	-	7.3
Other current assets	139.4	100.4
Current assets	2,635.4	2,518.3

Property, plant, and equipment, net of reserves of $1,420.5 and $1,107.9, respectively	2,498.3	2,048.1
Regulatory assets	300.6	272.0
Long-term assets from risk management activities	333.5	226.5
Goodwill	349.3	36.8
Other	377.1	360.8
Total assets	$6,494.2	$5,462.5

Liabilities and Shareholders' Equity
Short-term debt	$1,056.9	$264.8
Current portion of long-term debt	4.2	4.0
Accounts payable	749.8	1,078.9
Current liabilities from risk management activities	991.8	852.8
Liabilities held for sale	-	6.6
Deferred income taxes	5.4	-
Other current liabilities	154.2	116.8
Current liabilities	2,962.3	2,323.9

Long-term debt	865.7	867.1
Deferred income taxes	114.3	79.6
Deferred investment tax credits	13.9	14.5
Regulatory liabilities	330.1	373.2
Environmental remediation liabilities	91.7	67.4
Pension and postretirement benefit obligations	110.6	82.1
Long-term liabilities from risk management activities	277.5	188.4
Other	118.2	111.0
Long-term liabilities	1,922.0	1,783.3

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,558.8	1,304.2
Total liabilities and shareholders' equity	$6,494.2	$5,462.5

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2006	2005
Operating Activities
Net income before preferred stock dividends of subsidiary	$136.8	$140.3
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(7.1)	(3.0)
Depreciation and decommissioning	77.7	119.5
Amortization	13.8	10.9
Amortization of regulatory assets and liabilities	(12.4)	20.3
Realized gain on investments held in trust, net of regulatory deferral	-	(15.7)
Pension and postretirement expense	38.6	37.8
Pension and postretirement funding	(25.3)	(8.2)
Deferred income taxes and investment tax credit	48.9	(13.2)
Gain on sale of interest in Guardian Pipeline, LLC	(6.2)	-
Gain on sale of WPS ESI Gas Storage, LLC	(9.0)	-
Unrealized gains on nonregulated energy contracts	(19.1)	(25.7)
Gain on sale of partial interest in synthetic fuel operation	(5.6)	(5.5)
Equity income, net of dividends	10.5	9.9
Deferral of Kewaunee outage costs	-	(57.8)
Other	12.7	(41.9)
Changes in working capital
Receivables, net	276.3	(221.5)
Inventories	(150.6)	(52.5)
Other current assets	(33.1)	16.1
Accounts payable	(256.3)	252.4
Other current liabilities	(12.1)	40.4
Net cash provided by operating activities	78.5	202.6

Investing Activities
Capital expenditures	(255.3)	(293.1)
Proceeds from the sale of property, plant and equipment	3.9	3.8
Purchase of emission allowances	(3.8)	-
Purchase of equity investments and other acquisitions	(55.0)	(48.5)
Proceeds from the sale of interest in Guardian Pipeline, LLC	38.5	-
Proceeds from the sale of WPS ESI Gas Storage, LLC	19.9	-
Proceeds from the sale of Kewaunee power plant	-	112.5
Proceeds from liquidation of non-qualified decommissioning trust	-	127.1
Purchases of nuclear decommissioning trust investments	-	(18.6)
Sales of nuclear decommissioning trust investments	-	18.6
Acquisition of natural gas operations in Michigan and Minnesota, net of liabilities assumed	(665.6)	-
Other	0.6	(1.0)
Net cash used for investing activities	(916.8)	(99.2)

Financing Activities
Short-term debt, net	792.1	(141.8)
Repayment of long-term debt	(1.4)	(1.1)
Payment of dividends
Preferred stock	(2.3)	(2.3)
Common stock	(71.3)	(63.0)
Issuance of common stock	158.2	23.7
Other	(71.8)	(10.7)
Net cash provided by (used for) financing activities	803.5	(195.2)

Change in cash and cash equivalents - continuing operations	(34.8)	(91.8)
Change in cash and cash equivalents - discontinued operations
Net cash provided by (used for) operating activities	21.9	(30.3)
Net cash provided by investing activities	17.0	110.3
Net cash used for financing activities	-	(0.8)
Change in cash and cash equivalents	4.1	(12.6)
Cash and cash equivalents at beginning of period	27.7	40.0
Cash and cash equivalents at end of period	$31.8	$27.4

The accompanying condensed notes are an integral part of these statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2006	2005	2006	2005

Operating revenues
Electric	$285.9	$266.7	$754.2	$705.8
Gas	49.2	71.8	310.2	336.2
Total operating revenues	335.1	338.5	1,064.4	1,042.0
Operating expenses
Electric production fuels	37.3	55.7	104.2	142.1
Purchased power	110.9	75.2	263.3	127.3
Natural gas purchased for resale	30.5	52.6	222.9	247.1
Other operating expenses	59.9	68.7	193.8	230.5
Maintenance	13.5	13.4	43.7	50.6
Depreciation and decommissioning	19.8	19.7	59.5	107.0
Federal income taxes	14.0	8.6	36.3	23.7
Investment tax credit restored	0.1	(0.3)	(0.5)	(1.0)
State income taxes	3.6	4.2	8.9	7.2
Gross receipts tax and other	10.7	9.7	32.5	29.7
Total operating expense	300.3	307.5	964.6	964.2
Operating income	34.8	31.0	99.8	77.8
Other income and (deductions)
Allowance for equity funds used during construction	0.1	0.4	0.4	1.3
Other, net	2.3	3.6	10.8	51.2
Income taxes	(0.4)	0.1	(2.1)	(16.8)
Total other income	2.0	4.1	9.1	35.7
Interest expense
Interest on long-term debt	7.2	7.4	21.7	22.4
Other interest	2.7	1.4	7.5	4.6
Allowance for borrowed funds used during construction	-	(0.1)	(0.1)	(0.4)
Total interest expense	9.9	8.7	29.1	26.6
Net income	26.9	26.4	79.8	86.9
Preferred stock dividend requirements	0.7	0.7	2.3	2.3
Earnings on common stock	$26.2	$25.7	$77.5	$84.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2006	2005
ASSETS

Utility plant
Electric	$1,978.6	$1,915.1
Gas	572.4	548.5
Total	2,551.0	2,463.6
Less - Accumulated depreciation	1,034.8	979.9
Total	1,516.2	1,483.7
Construction in progress	407.8	285.0
Net utility plant	1,924.0	1,768.7

Current assets
Cash and cash equivalents	0.8	2.5
Customer and other receivables, net of reserves of $8.5 at September 30, 2006 and
December 31, 2005	161.7	170.8
Receivables from related parties	12.8	3.9
Accrued unbilled revenues	29.4	78.1
Fossil fuel, at average cost	16.3	18.2
Natural gas in storage, at average cost	76.8	81.1
Materials and supplies, at average cost	23.8	23.8
Assets from risk management activities	24.4	29.3
Prepaid federal income tax	34.0	17.9
Prepaid gross receipts tax	24.8	29.8
Prepayments and other	14.8	12.4
Total current assets	419.6	467.8

Regulatory assets	262.5	266.4
Goodwill	36.4	36.4
Investments and other assets	141.1	147.2
Total assets	$2,783.6	$2,686.5

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$1,096.1	$996.5
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	11.2	11.5
Long-term debt	496.2	496.1
Total capitalization	1,654.7	1,555.3

Current liabilities
Short-term debt	107.8	85.0
Accounts payable	186.5	214.6
Payables to related parties	23.0	15.6
Accrued interest and taxes	9.0	8.1
Accrued pension contribution	25.4	25.3
Accrued post retirement contribution	17.1	0.7
Other	40.9	25.0
Total current liabilities	409.7	374.3

Long-term liabilities and deferred credits
Deferred income taxes	143.2	132.5
Deferred investment tax credits	13.1	13.6
Regulatory liabilities	304.6	354.6
Environmental remediation liability	65.3	65.8
Pension and postretirement benefit obligations	74.4	80.5
Payables to related parties	15.0	17.0
Other long-term liabilities	103.6	92.9
Total long-term liabilities and deferred credits	719.2	756.9

Commitments and contingencies
Total capitalization and liabilities	$2,783.6	$2,686.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	September 30	December 31
(Millions, except share amounts)	2006	2005

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	684.2	595.8
Accumulated other comprehensive loss	(3.8)	(3.8)
Retained earnings	320.1	308.9
Total common stock equity	1,096.1	996.5

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 131,916	13.2	13.2
5.04% 29,983	3.0	3.0
5.08% 49,983	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	4.6	4.7
7.35% 2016	6.6	6.8
Total long-term debt to parent	11.2	11.5

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	0.1
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
6.08% 2028	50.0	50.0
Total	497.1	497.1
Unamortized discount and premium on bonds, net	(0.9)	(1.0)
Total long-term debt	496.2	496.1
Total capitalization	$1,654.7	$1,555.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2006	2005

Operating Activities
Net income	$79.8	$86.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	59.5	107.0
Amortization	13.0	9.8
Amortization of regulatory assets and liabilities	(12.6)	20.3
Deferred income taxes	11.3	(20.8)
Investment tax credit restored	(0.5)	(1.0)
Allowance for funds used during construction	(0.5)	(1.7)
Realized gain on investments	-	(15.7)
Equity income, net of dividends	(2.7)	(8.4)
Pension and post retirement expense	27.8	29.0
Pension and post retirement funding	(25.3)	(8.2)
Deferral of Kewaunee outage costs	-	(57.8)
Other, net	(0.3)	(21.6)
Changes in -
Customer and other receivables	6.6	(22.0)
Accrued unbilled revenues	48.7	33.0
Fossil fuel	2.5	(5.4)
Natural gas in storage	4.3	(17.8)
Miscellaneous assets	(12.7)	15.5
Accounts payable	(23.8)	6.8
Accrued taxes and interest	1.1	4.3
Miscellaneous current and accrued liabilities	5.0	3.8
Net cash provided by operating activities	181.2	136.0

Investing Activities
Capital expenditures	(232.2)	(283.9)
Proceeds from the sale of Kewaunee power plant	-	112.5
Proceeds from liquidation of non-qualified decommissioning trust	-	127.1
Purchase of nuclear decommissioning trust investments	-	(18.6)
Sales of nuclear decommissioning trust investments	-	18.6
Other	8.8	(0.3)
Net cash used for investing activities	(223.4)	(44.6)

Financing Activities
Short-term debt - net	22.8	(59.0)
Payments of long-term debt	(0.4)	(0.3)
Net equity contributions from parent	85.0	30.0
Dividends to parent	(66.0)	(60.8)
Preferred stock dividends	(2.3)	(2.3)
Other	1.4	1.5
Net cash provided by (used for) financing activities	40.5	(90.9)
Change in cash and cash equivalents	(1.7)	0.5
Cash and cash equivalents at beginning of period	2.5	3.5
Cash and cash equivalents at end of period	$0.8	$4.0

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed consolidated financial statements of WPS Resources and WPSC under the rules and regulations of the SEC.

This Quarterly Report on Form 10-Q is a combined report of WPS Resources and Wisconsin Public Service. These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. The only significant reclassification was related to discontinued operations, which is discussed below. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. These condensed financial statements should be read along with the audited financial statements and notes included in both our Annual Report on Form 10-K for the year ended December 31, 2005, and our Current Report on Form 8-K dated August 9, 2006, which revised certain sections of WPS Resources' 2005 Form 10-K for the impact of reclassifying certain assets and liabilities of Sunbury as held for sale and Sunbury's results of operations and cash flows as discontinued operations.

The assets and liabilities, results of operations, and cash flows of MGUC and MERC were included in WPS Resources' consolidated financial statements effective April 1, and July 1, 2006, respectively. See Note 5, "Acquisitions and Sales of Assets," for more information.

For all periods presented, certain assets and liabilities of Sunbury have been reclassified as held for sale and Sunbury's results of operations and cash flows have been reclassified as discontinued operations. See Note 4, "Sunbury," for more information.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Resources and WPSC Condensed Consolidated Statements of Cash Flows:

(Millions)	Nine Months Ended September 30
WPS Resources	2006	2005
Cash paid for interest	$56.6	$38.9
Cash paid for income taxes	$37.7	$47.4

WPSC
Cash paid for interest	$22.8	$21.1
Cash paid for income taxes	$36.7	$39.5

During the nine months ended September 30, 2006, and September 30, 2005, accounts payable related to Weston 4 construction costs increased approximately $2.7 million and $23.6 million, respectively, and accordingly, were treated as non-cash investing activities. Purchase price adjustments totaling $0.8 million related to the acquisition of MGUC were also funded through accounts payable and treated as non-cash investing activities during the nine months ended September 30, 2006.

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

The following table shows WPS Resources' assets and liabilities from risk management activities:

	Assets		Liabilities
(Millions)	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Utility Segments
Commodity contracts	$7.3	$22.0	$12.5	$-
Financial transmission rights	21.3	14.5	2.6	1.8
Nonregulated Segments
Commodity and foreign currency contracts	1,268.3	1,058.6	1,185.8	971.7
Fair value hedges - commodity contracts	7.6	4.2	0.9	12.9
Cash flow hedges
Commodity contracts	120.6	33.6	61.1	50.1
Interest rate swaps	-	-	6.4	4.7
Total	$1,425.1	$1,132.9	$1,269.3	$1,041.2
Balance Sheet Presentation
Current	$1,091.6	$906.4	$991.8	$852.8
Long-term	333.5	226.5	277.5	188.4
Total	$1,425.1	$1,132.9	$1,269.3	$1,041.2

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

Utility Segments

The derivatives listed in the above table as "Commodity contracts" include a limited number of electric and natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by both the electric and natural gas utility segments to mitigate the market price volatility of natural gas. The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "Financial transmission rights."

The following table shows WPSC's share of assets and liabilities from risk management activities:

	Assets		Liabilities
(Millions)	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
WPSC
Commodity contracts	$4.0	$22.0	$10.2	$-
Financial transmission rights	20.4	13.6	2.6	1.7
Total	$24.4	$35.6	$12.8	$1.7
Balance Sheet Presentation
Current	$24.4	$29.3	$11.2	$1.7
Long-term	-	6.3	1.6	-
Total	$24.4	$35.6	$12.8	$1.7

Derivative instruments at the utilities are entered into in accordance with the terms of the risk management policies and plans approved by the respective regulatory bodies. Changes in the fair value of derivative instruments are recognized as regulatory assets or liabilities as our regulators have allowed deferral of the mark-to-market effects of derivative instruments at the utilities. Thus, management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

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

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue in the Condensed Consolidated Statements of Income was not significant for the three months ended September 30, 2006 and 2005. Fair value hedge ineffectiveness recorded in nonregulated revenue in the Condensed Consolidated Statements of Income was a pre-tax gain of $3.1 million for the nine months ended September 30, 2006, and was not significant for the nine months ended September 30, 2005. Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue. During the three months ended September 30, 2006 and 2005, the amounts excluded were not significant. During the nine months ended September 30, 2006, the amount excluded was a pre-tax gain of $1.2 million. During the nine months ended September 30, 2005, the amount excluded was a pre-tax loss of $4.4 million.

Commodity contracts that are designated as cash flow hedges extend through March 2011 and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity. To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes. Cash flow hedge ineffectiveness recorded in nonregulated revenue in the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax gain of $4.9 million for the three months ended September 30, 2006, and was not significant for the three months ended September 30, 2005. Cash flow hedge ineffectiveness recorded in nonregulated revenue in the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax gain of $9.0 million for the nine months ended September 30, 2006, and was not significant for the nine months ended September 30, 2005. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if it is probable that the hedged transaction will not occur. During the three and nine months ended September 30, 2006 and 2005, the amounts reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions related to commodity contracts were not significant. In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that an after-tax gain of $13.9 million will be recognized in earnings as contracts are settled. We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

In the second quarter of 2005, a variable rate non-recourse debt instrument used to finance the purchase of Sunbury was restructured to a WPS Resources variable rate obligation. An interest rate swap used to fix the interest rate on the Sunbury non-recourse debt was previously designated as a cash flow hedge. As a result of the debt restructuring, the hedged transaction was probable of not occurring. Subsequent to the restructuring, the interest rate swap was re-designated as a cash flow hedge, along with an additional interest rate swap, to fix the interest rate on the WPS Resources obligation. The changes in the fair value of the effective portion of these swaps are included in other comprehensive income, net of deferred taxes, while the changes related to the ineffective portion are recorded in earnings. During the three and nine months ended September 30, 2006 and 2005, cash flow hedge ineffectiveness recorded in earnings related to these swaps was not significant. Amounts recorded in other comprehensive income related to these swaps will be recognized as a component of interest expense as the interest becomes due. In the next 12 months, we expect to recognize a $0.8 million pre-tax reduction to interest expense related to these swaps, assuming interest rates comparable to those at September 30, 2006. We did not exclude any component of the derivative instruments' change in fair value from the assessment of hedge effectiveness.

In the first quarter of 2006, WPS Resources entered into a forward-starting interest rate swap with a notional amount of $200 million to hedge a portion of the interest rate risk associated with the planned issuance of fixed-rate, long-term debt securities in 2006. The swap had a ten-year term beginning in August 2006 and a mandatory early termination date of August 31, 2006. The swap was used to protect against the risk of changes in future interest payments resulting from changes in benchmark rates between the date of hedge inception and the earlier of the date of the debt issuance or the date of the swap termination. The swap was designated as a cash flow hedge, and changes in its fair value were recorded through other comprehensive income, net of taxes. In the third quarter of 2006, the issuance of the related debt securities was delayed, and it became probable that the first forecasted interest payment would not occur within the specified time period. WPS Resources terminated the original swap and entered into a new swap with a ten-year term beginning in December 2006. WPS Resources reclassified a $0.4 million gain from other comprehensive income to interest expense related to the original swap. We believe that all other hedged forecasted interest payments are probable of occurring.

The new swap also qualifies for cash flow hedge treatment and is considered highly effective in hedging the benchmark interest rate risk on the forecasted debt issuance. As a result, changes in the fair value of the swap are recorded in other comprehensive income, net of taxes. Cash flow hedge ineffectiveness recorded in earnings related to the new swap were not significant during the three and nine months ended September 30, 2006. Amounts included in accumulated other comprehensive income will be reclassified to interest expense as the related interest on the debt becomes due.

NOTE 4--SUNBURY

In July 2006, ESI completed the sale of Sunbury Generation, LLC to Corona Power, LLC. Sunbury Generation's primary asset was the Sunbury generation plant located in Pennsylvania. The gross proceeds received in the transaction were $34.1 million, subject to post closing adjustments, and the pre-tax gain recorded in the third quarter was $20.8 million. In conjunction with the sale, the company also anticipates accelerating approximately $13 million in cash tax benefits that will be realized within the next few years, with the timing subject to the use of alternative minimum tax credits. This facility sold power on a wholesale basis when market conditions were economically favorable. ESI had been evaluating Sunbury's future since 2004, after an agreement to sell Sunbury was terminated. The sale of Sunbury allows ESI to better focus on its existing competitive energy business, while continuing to evaluate other strategic opportunities to add to and optimize the value of its generation fleet.

The assets and liabilities associated with Sunbury that were transferred to Corona Power, LLC have been classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the December 31, 2005 balance sheet. SFAS No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amounts or fair value, less costs to sell, and cease being depreciated. No adjustments to write down the Sunbury assets were required during the nine months ended September 30, 2006. The major classes of assets and liabilities classified as held for sale at December 31, 2005 are as follows:

(Millions)
Inventories	$6.6
Other current assets	5.0
Property, plant, and equipment, net	1.3
Other assets (includes emission credits)	1.9
Assets held for sale	$14.8

Other current liabilities	$1.0
Asset retirement obligations	5.6
Liabilities held for sale	$6.6

A summary of the components of discontinued operations (excluding the gain on the sale) recorded in the Condensed Consolidated Statements of Income for the three months ended September 30 was as follows:

(Millions)	2006	2005
Nonregulated revenue	$9.8	$37.2
Operating expenses
Nonregulated cost of fuel, natural gas, and purchased power	(11.3)	(24.0)
Operating and maintenance expense	(1.2)	(6.2)
Depreciation expense	-	(0.1)
Taxes other than income	(0.2)	(0.2)
Income (loss) before taxes	(2.9)	6.7
Income tax provision	1.7	(3.2)
Discontinued operations, net of tax	$(1.2)	$3.5

A summary of the components of discontinued operations (excluding the gain on the sale) recorded in the Condensed Consolidated Statements of Income for the nine months ended September 30 was as follows:

(Millions)	2006	2005
Nonregulated revenue	$69.2	$75.0
Operating expenses
Nonregulated cost of fuel, natural gas, and purchased power	(61.6)	(43.8)
Operating and maintenance expense	(16.8)	(20.5)
Depreciation expense	(0.3)	(0.1)
Gain (loss) on sale of emission allowances	(0.4)	86.8
Impairment loss	-	(80.6)
Taxes other than income	(0.3)	(0.3)
Interest income (expense)	0.1	(10.6)
Income (loss) before taxes	(10.1)	5.9
Income tax benefit (provision)	4.5	(2.9)
Discontinued operations, net of tax	$(5.6)	$3.0

The after-tax gain from the sale of Sunbury included in discontinued operations for the three and nine months ended September 30, 2006, was $12.7 million. Interest recorded for the quarter and nine months ended September 30, 2006 was not significant. For the nine months ended September 30, 2005, interest expense of $9.1 million was recognized related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation in addition to the recognition of interest expense on the non-recourse debt prior to the restructuring of this debt in the second quarter of 2005. The restructuring of the Sunbury debt to a WPS Resources obligation in June 2005 triggered the recognition of interest expense equivalent to the mark-to-market value of the swap at the date of restructuring.

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

Proposed sale of Niagara Generation

In October 2006, ESI entered into an agreement to sell WPS Niagara Generation, LLC, which owns a 53-megawatt merchant generation facility located near Niagara Falls, New York, for approximately $31 million, subject to post closing adjustments. ESI received an unsolicited offer to purchase the facility and believed the price being offered was above the value ESI would realize from continued ownership of the facility. The transaction is anticipated to close in the first quarter 2007, subject to New York State Public Service Commission and FERC regulatory approvals and is expected to generate an approximate $25 million pre-tax gain.

As of September 30, 2006, WPS Niagara Generation, LLC, did not meet the criteria to be reported as held for sale. The major classes of assets associated with the sale agreement are as follows:

(Millions)	September 30, 2006
Inventories	$0.6
Other current assets	1.1
Property, plant, and equipment, net	4.3
Total assets	$6.0

Proposed merger with Peoples Energy Corporation

On July 10, 2006, WPS Resources and Peoples Energy Corporation announced they had entered into a definitive merger agreement. Upon consummation of the transaction, each common share of Peoples Energy will be converted into 0.825 shares of WPS Resources' common stock and will result in WPS Resources' shareholders owning approximately 58 percent of the combined company, and Peoples Energy shareholders owning approximately 42 percent. The transaction, which was unanimously approved by both companies' Boards of Directors, is subject to receipt of all necessary regulatory approvals and certain shareholder approvals of both companies. A WPS Resources shareholder meeting will be held on December 6, 2006, to vote on the amendment of the articles of incorporation to change the name of the company to Integrys Energy Group, Inc. and to vote on the issuance of the additional shares of WPS Resources' common stock as contemplated by the merger agreement. The Peoples Energy shareholder meeting is also scheduled for December 6, 2006. Early termination of the Hart-Scott-Rodino waiting period was received on October 25, 2006. Approvals of various state and federal regulatory authorities, including the FERC, PSCW, and ICC are pending. On August 2, 2006, WPS Resources and Peoples Energy (the "Applicants") filed a joint application with the ICC to approve the merger between the Applicants. The Applicants requested an expedited proceeding as WPS Resources believes the ICC to be the critical path to the closing of the merger. Key components of the application include an expected rate filing for Peoples Gas and North Shore Gas in early 2007 based on a 2006 historical test year. The Applicants requested that this filing not include either the costs to achieve or the synergies, but represent a "pre-close" cost of service. Also, the Applicants agreed that Peoples Gas and North Shore Gas would not file another rate case before February 1, 2009. Expedited regulatory approval has been requested from the ICC and a status hearing will take place on November 17, 2006. In August 2006, the PSCW opened a contested case proceeding to investigate the merger. The contested case proceeding is to consider any and all effects the merger would have on WPS Resources' subsidiaries, specifically WPSC. The PSCW subsequently opened a docket requiring approval of both the merger and affiliated interest agreements required to provide services between WPS Resources and its affiliates. In both Illinois and Wisconsin, if WPS Resources is able to negotiate a resolution of issues with the respective commissions and intervenors, such agreements could be approved by the respective commissions before year end. If the parties do not reach a resolution, a fully litigated case could still be completed by the end of the first quarter 2007.

Peoples Energy is a diversified energy company consisting of four primary business segments: natural gas distribution, oil and natural gas production, energy assets and energy marketing. The regulated business of Peoples Energy (the natural gas distribution business segment), stores, distributes, sells and transports natural gas to about one million customers in the city of Chicago and 54 communities in northeastern Illinois. The nonregulated energy marketing business sells natural gas and power to more than 25,000 customers and provides a portfolio of products to manage energy needs of commercial, industrial and residential customers. The oil and natural gas production business segment of Peoples Energy acquires, develops and produces oil and natural gas reserves in selected onshore basins in the United States through direct ownership in oil, natural gas and mineral leases.

The merger will be accounted for under the purchase method of accounting with WPS Resources treated as the acquirer. The combination of the two companies will create a diversified regulated utility business that will serve about 1.6 million natural gas customers and over 450,000 electric customers.

Sale of Kimball Storage Field

In April 2006, ESI sold WPS ESI Gas Storage, LLC, which owned a natural gas storage field located in the Kimball Township, St. Clair County, Michigan. ESI utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. ESI was not actively marketing this facility for sale, but believed the price being offered was above the value it would realize from continued ownership of the facility. Proceeds received in April from the sale of the Kimball natural gas storage field, and other related assets were $19.9 million, which resulted in a pre-tax gain of $9.0 million in the second quarter of 2006.

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

Purchase of Aquila's Michigan and Minnesota Natural Gas Distribution Operations

On September 21, 2005, WPS Resources, through wholly owned subsidiaries, entered into two definitive agreements with Aquila, Inc. (Aquila) to acquire its natural gas distribution operations in Michigan and Minnesota for approximately $558 million, exclusive of direct costs of the acquisition. This purchase price excluded adjustments for working capital balances, including accounts receivable, unbilled revenue, inventory, and certain other current assets, and is subject to other closing and post-closing adjustments. WPS Resources did not assume any indebtedness of the seller in the transactions.

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

WPS Resources paid total consideration of $344.6 million for the Michigan natural gas distribution operations, which included closing adjustments related primarily to purchased working capital, which are still subject to certain post closing adjustments. The transaction was initially funded with commercial paper borrowings supported by the revolving credit agreement entered into with J. P. Morgan Chase Bank, N.A. and Bank of America, N.A. (see Note 7 "Short-Term Debt and Lines of Credit" for more information on the revolving credit agreements). Permanent financing for the acquisition is expected to include a combination of common equity, long-term debt instruments, and hybrid securities. The transaction was accounted for under the purchase method of accounting. The purchase price ($344.6 million, subject to post closing adjustments) was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. The results of operations were included in the accompanying condensed consolidated financial statements since the date of acquisition. The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. When finalized, adjustments to goodwill may result.

(Millions)
Accounts receivable, net	$28.6
Accrued unbilled revenues	15.6
Inventories	23.9
Other current assets	3.3
Property plant and equipment, net	137.2
Regulatory assets	25.2
Other long-term assets
Goodwill	152.6
Intangibles - trade name	5.2
Other long-term assets	6.2
Total Assets	397.8

Other current liabilities	6.1
Regulatory liabilities	1.2
Environmental remediation liabilities	24.9
Pension and postretirement benefit obligations	20.8
Other long-term liabilities	0.2
Total Liabilities	53.2
Net assets acquired	$344.6

Minnesota

On July 1, 2006, WPS Resources, through its wholly owned subsidiary, MERC, completed the acquisition of the natural gas distribution operations in Minnesota from Aquila. The Minnesota natural gas assets provide natural gas distribution service in 165 cities and communities including Grand Rapids, Pine City, Rochester, and Dakota County. The assets operate under a cost of service environment and are currently allowed an 11.71% return on equity on a 50% equity component of the regulatory capital structure.

WPS Resources paid total consideration of $321.8 million for the Minnesota natural gas distribution operations, which included closing adjustments related primarily to purchased working capital. The transaction was initially funded with commercial paper borrowings supported by the revolving credit agreement entered into with J. P. Morgan Chase Bank, N.A. and Bank of America, N.A. (see Note 7 "Short-Term Debt and Lines of Credit," for more information on the revolving credit agreements). Permanent financing for the acquisition is expected to include a combination of common equity, long-term debt instruments, and hybrid securities. The transaction was accounted for under the purchase method of accounting. The final purchase price is still subject to post-closing adjustments.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired is allocated to identifiable intangible assets with the remainder then allocated to goodwill. The results of operations were included in the accompanying condensed consolidated financial statements from the date of acquisition. The fair values set forth below are preliminary and are subject to adjustment as additional information is obtained. The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(Millions)
Accounts receivable, net	$7.6
Accrued unbilled revenues	3.5
Inventories	6.3
Other current assets	2.6
Property plant and equipment, net	158.1
Regulatory assets	3.2
Other long-term assets
Goodwill	160.3
Other long-term assets	2.3
Total Assets	343.9

Other current liabilities	2.5
Regulatory liabilities	4.6
Pension and postretirement benefit obligations	13.0
Other long-term liabilities	2.0
Total Liabilities	22.1
Net assets acquired	$321.8

The following table provides supplemental pro forma results of operations for WPS Resources for the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2005, as if the acquisition of both the Michigan and Minnesota natural gas distribution operations from Aquila had been completed at the beginning of 2006 and 2005, respectively. Pro forma results are presented for informational purposes only, assume commercial paper was used to finance the transaction, and are not necessarily indicative of the actual results that would have resulted had the acquisitions actually occurred on January 1, 2006, and January 1, 2005.

	Pro Forma for the Nine Months Ended September 30		Pro Forma for the Three Months Ended September 30
(Millions)	2006	2005	2005
Net revenue	$5,313.1	$4,843.9	$1,768.8
Income available for common shareholders	$144.6	$143.6	$44.0
Basic earnings per share	$3.45	$3.78	$1.15
Diluted earnings per share	$3.44	$3.75	$1.14

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources was $349.3 million at September 30, 2006, and $36.8 million at December 31, 2005. At September 30, 2006, $160.3 million of goodwill was related to the acquisition of the natural gas distribution operations in Minnesota, $152.6 million of goodwill was related to the acquisition of the natural gas distribution operations in Michigan, and $36.4 million related to WPSC's 2001 acquisition of Wisconsin Fuel and Light. At December 31, 2005, goodwill consisted of $36.4 million related to WPSC's natural gas utility business, with the remaining $0.4 million related to ESI. Also in conjunction with the acquisition of the natural gas distribution operations in Michigan, a $5.2 million indefinite lived intangible asset was recorded related to the MGUC trade name.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets. Information in the tables below relates to purchased identifiable intangible assets for the periods indicated.

(Millions)	September 30, 2006			December 31, 2005
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Emission allowances(1)	$5.3	$(0.4)	$4.9	$39.3	$(22.2)	$17.1
Customer related	7.2	(3.6)	3.6	10.2	(5.6)	4.6
Other	4.0	(0.8)	3.2	4.2	(0.9)	3.3
Total	$16.5	$(4.8)	$11.7	$53.7	$(28.7)	$25.0
(1)Emission allowances have a weighted-average amortization period of approximately 1 year.

Intangible asset amortization expense, in the aggregate, for the three months ended September 30, 2006 and 2005, was $0.5 million and $10.1 million, respectively. Intangible asset amortization expense, in the aggregate, for the nine months ended September 30, 2006 and 2005, was $1.6 million and $13.1 million, respectively. Most of the emission allowances on hand at December 31, 2005, had been purchased to operate the Sunbury plant prior to the sale of this facility, which occurred in July 2006. These emission allowances were not included as held for sale at December 31, 2005, because they did not transfer to Corona Power, LLC in the sale. ESI utilized the majority of the emission allowances it had on hand at December 31, 2005, to operate its Sunbury plant prior to the sale. The amortization of these emission allowances is included in discontinued operations, as a component of nonregulated cost of fuel, natural gas, and purchased power. See Note 4, "Sunbury," for more information.

Amortization expense for the next five fiscal years is estimated as follows:

Estimated Future Amortization Expense (millions)
For three months ending December 31, 2006	$0.4
For year ending December 31, 2007	1.3
For year ending December 31, 2008	1.0
For year ending December 31, 2009	0.8
For year ending December 31, 2010	0.6

NOTE 7--SHORT-TERM DEBT AND LINES OF CREDIT

In June 2006, WPS Resources entered into an unsecured $500 million 5-year credit agreement. This revolving credit facility replaced the $300 million bridge credit facility discussed below and is in addition to the previously existing credit line facility which also has a borrowing capacity of $500 million, bringing WPS Resources' total borrowing capacity under its general credit agreements to $1 billion. Both credit lines back WPS Resources' commercial paper borrowing programs and letters of credit. The first $500 million credit line was entered into in June 2005, and is an unsecured 5-year credit agreement. In June 2005, WPSC also entered into a 5-year credit facility for $115 million to replace its former 364-day credit line facility for the same amount. This credit line is used to back 100% of WPSC's commercial paper borrowing programs and letters of credit for WPSC. As of September 30, 2006, there was a total of $449.5 million available under WPS Resources' general credit lines, including $13.4 million available under WPSC's general credit line.

In November 2005, WPS Resources entered into two unsecured revolving credit agreements of $557.5 million and $300 million with J. P. Morgan Chase Bank, N.A. and Bank of America, N.A. As discussed above, the $500 million 5-year credit agreement entered into in June 2006 replaced the $300 million bridge credit facility. The $557.5 million credit facility is a bridge facility intended to back commercial paper borrowings related to the purchase of the natural gas distribution operations in Michigan and Minnesota. The capacity under the $557.5 million bridge facility is reduced by the amount of proceeds from any long-term financing WPS Resources completes, with the exception of proceeds received from the November 2005 equity offering. On March 31, 2006, WPS Resources issued $269.5 million of commercial paper supported by the $557.5 million bridge facility to purchase the natural gas distribution operations in Michigan. On May 10, 2006, as a result of WPS Resources' physical settlement of its forward equity agreement (and issuing 2.7 million shares of common stock upon settlement), the $557.5 million facility was reduced to $417.9 million and will be further reduced as permanent or replacement financing is secured. The $417.9 million credit agreement matures on September 5, 2007, and has representations and covenants that are similar to those in WPS Resources' general credit facilities. On June 30, 2006, WPS Resources issued $288.0 million of commercial paper supported by the remainder of the $417.9 million credit facility and the general credit facilities, to purchase the natural gas distribution operations in Minnesota. Working capital and other post closing adjustments related to the acquisitions were funded by commercial paper supported by the general credit facilities. See Note 5, "Acquisitions and Sales of Assets," for more information related to the acquisitions of the natural gas distribution operations in Michigan and Minnesota.

The increase in short-term notes payable outstanding relates primarily to a $150 million credit agreement that ESI entered into in April 2006 to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. As of September 30, 2006, ESI maximized its borrowing capabilities under this agreement.

The information in the table below relates to WPS Resources' short-term debt and lines of credit as of the time periods indicated.

(Millions)	September 30, 2006	December 31, 2005
Commercial paper outstanding	$888.3	$254.8
Average effective rate on outstanding commercial paper	5.47%	4.54%
Short-term notes payable outstanding	$168.6	$10.0
Average interest rate on short-term notes payable	5.80%	4.32%
Available (unused) lines of credit	$449.5	$249.1

The commercial paper at September 30 had varying maturity dates ranging from October 2 through November 15, 2006.

The information in the table below relates to WPSC's short-term debt and lines of credit as of the time periods indicated.

(Millions)	September 30, 2006	December 31, 2005
Commercial paper outstanding	$97.8	$75.0
Average effective rate on outstanding commercial paper	5.45%	4.54%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	5.35%	4.32%
Available (unused) lines of credit	$13.4	$36.2

The commercial paper at September 30 had varying maturity dates ranging from October 2 through October 13, 2006.

NOTE 8--LONG-TERM DEBT
(Millions)		September 30, 2006	December 31, 2005

First mortgage bonds - WPSC
Series	Year Due
6.90%	2013	$22.0	$22.0
7.125%	2023	0.1	0.1

Senior notes - WPSC
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
6.08%	2028	50.0	50.0

First mortgage bonds - UPPCO
Series	Year Due
9.32%	2021	14.4	14.4

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Unsecured term loan due 2010 - WPS Resources		65.6	65.6
Term loans - non-recourse, collateralized by nonregulated assets		15.2	16.4
Tax exempt bonds		27.0	27.0
Senior secured note		2.2	2.4
Total		871.5	872.9
Unamortized discount and premium on bonds and debt		(1.6)	(1.8)
Total debt		869.9	871.1
Less current portion		(4.2)	(4.0)
Total long-term debt		$865.7	$867.1

NOTE 9--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," WPS Resources has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. The utility segments identified asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities. Additional asset retirement obligations related to asbestos abatement were recorded in connection with the acquisition of the natural gas distribution operations in Michigan and Minnesota. In accordance with SFAS No. 71, the utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and Interpretation No. 47, and the rate-making practices for retirement costs authorized by the applicable regulators. Asset retirement obligations identified at ESI relate to asbestos abatement at certain generation facilities. All asset retirement obligations are recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets of WPS Resources and WPSC.

The following table shows all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	Utilities	ESI	Total
Asset retirement obligations at December 31, 2005	$8.6	$6.3	$14.9
Asset retirement obligations from acquisition of natural gas operations in Michigan and Minnesota	0.3	-	0.3
Asset retirement obligations transferred in Sunbury sale	-	(5.7)	(5.7)
Accretion	0.3	0.2	0.5
Asset retirement obligations at September 30, 2006	$9.2	$0.8	$10.0

WPSC's share of the asset retirement obligations in the above table was $8.0 million at September 30, 2006, and $7.7 million at December 31, 2005. Accretion at WPSC for the nine months ended September 30, 2006 was $0.3 million.

NOTE 10--INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2006, was 1.7% and 26.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2005, was 25.0% and 22.1%, respectively. WPS Resources' and WPSC's provision for income taxes were calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, our interim effective tax rate reflects our projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35%, primarily due to the effects of Section 29/45K federal tax credits related to our ownership in a synthetic fuel production facility and state income taxes.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of September 30, 2006.

ESI has unconditional purchase obligations related to energy supply contracts that total $6.1 billion. Substantially all of these obligations end by 2008, with obligations totaling $804.8 million extending from 2009 through 2018. The majority of the energy supply contracts are to meet ESI's obligations to deliver energy to its customers.

WPSC has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply and transportation extend through 2016 and total $471.1 million. Through 2016, WPSC has obligations totaling $1.3 billion for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $107.5 million through 2017. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.

UPPCO has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $32.6 million and extend through 2010.

MGUC has obligations related to natural gas contracts totaling $69.7 million, substantially all of which end by 2009.

MERC has obligations related to natural gas contracts totaling $177.1 million, some of which extend through 2014.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At September 30, 2006, these purchase orders totaled $438.0 million and $326.8 million for WPS Resources and WPSC, respectively. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

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

Pulliam Air Permit Violation Lawsuit

The Sierra Club and Clean Wisconsin filed a complaint in the Eastern District of Wisconsin on October 19, 2005. The lawsuit was filed pursuant to the citizen suit provisions of the Clean Air Act. The complaint references opacity exceedances reported by the Pulliam facility located in Green Bay, Wisconsin, from 1999 through the first quarter of 2005. The complaint also alleges monitoring violations from 1999 through 2004, exceedances of the Clean Air Act operating permit in 2002, exceedances of the permit issued for eight diesel generators in 2001, and exceedances of the permit for one of the combustion turbines. The lawsuit seeks penalties, injunctive relief, and costs of litigation. WPSC filed an answer to the complaint on March 6, 2006, asserting a number of affirmative defenses. The Sierra Club and Clean Wisconsin have resolved this suit by entering into a Consent Decree on October 25, 2006. WPSC has agreed to pay the plaintiffs' nominal legal fees, fund $500,000 of environmental projects through the Wisconsin Energy Conservation Corporation (WECC), perform upgrades on the precipitators and other environmental control equipment at Pulliam, and make additional payments to WECC for environmental projects if Pulliam exceeds pre-determined limits after implementation and testing of the changes noted above. According to the settlement, WPSC agreed to decide whether to perform the environmental upgrades at its 373-megawatt J.P. Pulliam Plant units in Green Bay, or shut the units down. WPSC has opted to shut down units 3 and 4 (both are 30-megawatt units) at Pulliam on December 31, 2007. WPSC will implement environmental control upgrades on Pulliam units 5, 6, 7, and 8 and continue to operate those units. According to the settlement, WPSC had some time to decide on Pulliam units 3 and 4, but internal studies indicated that it made sense to retire these older units. Since WPSC expects the 500-megawatt Weston 4 plant to come on line in 2008, there are no electric supply concerns as there will be power available to replace these small units.

Weston 4 Air Permit

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61, Wis. Stats., seeking a contested case hearing on the air permit issued for the Weston 4 generation station. On December 2, 2004, the WDNR granted the petition and forwarded the matter to the Division of Hearings and Appeals. In its petition, the Sierra Club raised legal and factual issues with the permit and with the process used by WDNR to develop the air emission limits and conditions. Certain issues were decided on summary judgment in favor of WPSC with respect to certain Sierra Club claims consistent with the rulings rendered in Wisconsin Energy's Elm Road proceeding. The contested case hearing in the matter was held during the last week of September 2005. The hearing addressed the remaining issues, which are generally related to the emission limits specified in the permit and the pollution controls to be used to achieve these limits. In February 2006, the Administrative Law Judge affirmed the Weston 4 air permit with modifications to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower. The modifications set limits that are more stringent than those set by the WDNR. The Sierra Club and WPSC filed petitions for judicial review of the Administrative Law Judge's decision with the circuit court. On August 7, 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of Sierra Club's petition as premature. On October 12, 2006, the court granted the motion to dismiss. These activities did not stay the Administrative Law Judge's decision on the permit. The WDNR intends to revise the air permit consistent with that decision.

Weston 4 Discovery Complaint

On December 16, 2005, the Sierra Club filed a complaint with the PSCW alleging that WPSC failed to respond accurately and completely to a PSCW staff request for information about air pollution control technology available for the Weston 4 electric generation facility, the construction of which was authorized by the PSCW in October 2004. Following an informal investigation, the PSCW determined that, although the alleged failure to provide the information did not adversely affect the outcome of the case, WPSC may not have fully complied with the PSCW's procedural rules. Based on this determination, the PSCW referred the matter to the Wisconsin Attorney General for investigation and potential enforcement action. WPSC does not believe that it violated the PSCW's procedural rules. Moreover, both the PSCW and the WDNR have determined that any error by WPSC would not have impacted the outcome of the cases involved. On August 29, 2006, the Attorney General issued an order reflecting a settlement with WPSC on this issue. The order required certain penalties, fees and contributions to local entities for charitable purposes, none of which were material to WPSC.

Weston Site Operating Permit

On April 18 and April 26, 2005, WPS Resources notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the "Title V" air operating permit that was issued to the facility in October 2004. These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide (CO) limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility. On July 27, 2005, WPSC received a notice of violation (NOV) from the WDNR asserting that the existing Weston facility is not in compliance with certain provisions of the permit. In response to the NOV, a compliance plan was submitted to the WDNR. Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment. On January 19, 2006, WPSC received from the WDNR a Notice of Noncompliance seeking further information about the alleged non-compliance event. WPSC provided a response to the WDNR and is in the process of seeking to have the permit revised. On February 20, 2006, the WDNR issued an NOV which incorporated most of the alleged noncompliance events described above (the alleged exceedances of the CO limit was not included) and added issues relating to opacity monitoring and the operation of a particulate source for three days without a functioning baghouse. Under the WDNR's stepped enforcement process, an NOV is the first step in the WDNR's enforcement procedure. If the WDNR decides to continue the enforcement process, the next step is a "referral" of the matter to the Wisconsin Attorney General's Office. In addition, citizen groups may seek to initiate enforcement prior to the filing of any lawsuit by the Wisconsin Attorney General's Office or may seek to intervene in the Title V operating permit revision process. WPSC is seeking to amend the applicable permit limits and is taking corrective action. At this time, WPSC believes that its exposure to fines or penalties related to this noncompliance will not have a material impact on its financial results.

Mercury and Interstate Air Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin. The rule requires WPSC to control annual system mercury emissions in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. Because federal regulations were promulgated in March 2005, we believe the state of Wisconsin will revise the Wisconsin rule to be consistent with the federal rule. However, the state of Wisconsin has filed suit against the federal government along with other states in opposition to the rule. WPSC estimates capital costs of approximately $15 million to achieve the proposed 75% reductions. The capital costs are expected to be recovered in future rate cases.

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

ESI's current analysis indicates that additional emission control equipment on its existing units may be required. ESI estimates the capital costs to be approximately $1 million to achieve a 70% reduction.

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

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2015. On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $278 million in order to meet an assumed 2015 compliance date. This estimate is based on costs of current control technology and current information regarding the final EPA rule. The costs may change based on the requirements of the final state rules.

ESI is evaluating the compliance options for the Clean Air Interstate Rule. Additional nitrogen oxide controls on some of ESI's facilities may be necessary, and would cost approximately $3 million. ESI will evaluate a number of options including using the cap and trade program, fuel switching, and/or installing controls.

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

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternatives Program. Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites. A schedule has been agreed to under which onsite investigative work will commence at two of the sites in 2007. WPSC estimated the future undiscounted investigation and cleanup costs as of September 30, 2006, to be approximately $65 million. WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages. WPSC has received $12.7 million to date in insurance recoveries. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

MGUC, which acquired retail natural gas distribution operations in Michigan from Aquila in the second quarter of 2006, is responsible for the environmental impacts at 11 manufactured gas plant sites. Removal of the most contaminated soil has been completed at seven sites. Future investigations are needed at many of the sites to evaluate on-site, off-site, and sediment impacts.

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

MERC, which acquired retail natural gas operations in Minnesota from Aquila in the third quarter of 2006, is not responsible for any manufactured gas plant sites, and thus, no environmental investigations are needed.

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

UPPCO has announced its decision to restore Silver Lake as a reservoir for power generation pending approval of a license amendment and an economically feasible design by the FERC. The FERC has required that a board of consultants evaluate and oversee the design approval process. UPPCO is developing a timeline for the project, provided the FERC approves an economically feasible design. Once work is done, Silver Lake is expected to take approximately two years to refill, based upon natural precipitation.

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. UPPCO received an order from the MPSC permitting deferral and future recovery of these costs. A liability of $1.3 million and an associated regulatory asset of $1.3 million were recorded as of September 30, 2006, for estimated future expenditures associated with remediation of the site. In addition, UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next year will be $1.8 million. UPPCO has recorded $0.3 million of this amount as its share of the liability as of September 30, 2006.

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

Stray Voltage Claims

The PSCW has established certain requirements regarding stray voltage for all utilities subject to its jurisdiction. The PSCW has defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. However, in 2003, the Supreme Court of Wisconsin ruled in Hoffmann v. WEPCO that a utility could be found liable for damage from stray voltage even though the utility had complied with the PSCW's requirements and no stray voltage problem existed as defined by the PSCW. Consequently, although WPSC believes it abides by the applicable PSCW requirements, it is not immune from stray voltage lawsuits.

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages due to "stray voltage" from the operation of WPSC's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Three stray voltage cases are now pending. The first case, Allen v. WPSC, resulted in a June 2003 jury verdict in the plaintiff's favor. Both parties appealed. In February 2005, the court of appeals affirmed the damage verdict but remanded to the trial court for a determination of whether a post-verdict injunction was warranted. WPSC paid the damages verdict. On August 31, 2006, the parties settled the injunction issues. This settlement does not resolve the entire case, because the plaintiff has been permitted to file an amended complaint seeking money damages suffered since June 2003. The expert witnesses retained by WPSC do not believe that there is any scientific evidence of a "stray voltage" problem caused by WPSC on the plaintiff's land from June 2003 to present. Accordingly, WPSC intends to contest the plaintiff's claim for money damages.

The second case, Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case. No trial date has been set. The third case, Schmoker v. WPSC was brought in Wisconsin state court in Winnebago County. The parties are currently engaged in settlement discussions. A fourth case, Seidl v. WPSC, is no longer pending. That case was dismissed on June 21, 2005, when the trial judge granted WPSC's motion for a directed verdict. The Seidl plaintiffs appealed that dismissal. On July 18, 2006, the Court of Appeals affirmed the trial judge's ruling. The plaintiffs chose not to ask the Wisconsin Supreme Court to review the case, so the dismissal is now final.

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

WPS Resources committed to fund 50% of total project costs incurred up to $198 million and will receive additional equity in ATC in exchange for the project funding. Under its agreement, WPS Resources invested $22.4 million in ATC during the nine months ended September 30, 2006, bringing WPS Resources' investment in ATC related to the project to approximately $109 million since the inception of the project. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval from the PSCW to continue the project at a revised cost estimate of $420.3 million to reflect additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project, and ATC overhead costs. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million for up to 50% of the revised cost estimate. Allete exercised its option to fund a portion of the Wausau to Duluth transmission line. WPSC and Allete agreed that Allete will fund up to $60 million of the future capital calls for the line. Considering this, for the period January 2006 through the anticipated completion of the line in 2008, WPS Resources expects to fund up to approximately $78 million for its portion of the Wausau to Duluth transmission line.

Beaver Falls

ESI's Beaver Falls generation facility in New York has been out of service since late June 2005. An unplanned outage was caused by the failure of the first stage turbine blades. The decision to repair the plant was made in late August 2006 and the dismantling and repair process has begun. The facility is expected to be available for service in June 2007. Inclusive of insurance recoveries, ESI estimates that it will cost approximately $5.2 million to repair the turbine and replace the damaged blades. An analysis of the expected undiscounted future cash flows of the Beaver Falls facility demonstrates that the carrying value of the plant and related assets is recoverable.

Revenue Sufficiency Guarantee Charges

On April 25, 2006, the FERC issued an order regarding MISO's "Revenue Sufficiency Guarantee" charges (RSG charges). RSG charges are collected by MISO from Load Serving Entities in order to compensate generators that are standing by to supply electricity when called upon by MISO. MISO's business practice manuals and other instructions to market participants have stated, since the implementation of market operations on April 1, 2005, that RSG charges will not be imposed on offers to supply power not supported by actual generation (also known as virtual supply offers). However, some market participants raised questions about the language of MISO's tariff concerning that issue and in October 2005, MISO submitted to the FERC proposed tariff revisions clarifying its tariff to reflect its business practices with respect to RSG charges, and filed corrected tariff sheets exempting virtual supply from RSG charges. In its April 2006 decision, the FERC interpreted MISO's tariff to require that virtual supply offers must be included in the calculation of the RSG charges and that to the extent that MISO did not charge virtual supply offers for RSG charges, it violated the terms of its tariff. The FERC order then proceeded to require MISO to recalculate the RSG charges back to April 1, 2005, and to make refunds to customers, with interest, reflecting the recalculated charges. In order to make such refunds, it is likely that MISO will attempt to impose retroactively RSG charges on those who submitted virtual supply offers during the recalculation period. ESI and our electric utility segment made virtual supply offers in MISO during this period on which no RSG charges were imposed, and thus may be subject to a claim for refunds from MISO (which claim will be contested). The electric utility segment will be eligible for the refund discussed above, which is expected to more than offset any charges that will be imposed on the electric utility segment. ESI is eligible for offsetting refunds; however, the amount of estimated refund will not offset charges incurred from virtual supply offers. The FERC's April 2006 order has been challenged by MISO and other parties, including WPS Resources, and the eventual outcome of these proceedings is unclear. As such, no amounts have been recorded for the potential RSG charges in WPS Resources' financial statements.

On October 26, 2006, the FERC issued a rehearing order on its April 25, 2006, RSG order granting rehearing on the RSG refunds for virtual transactions. Although this rehearing order does reaffirm the FERC's original order on the need for virtual transactions to pay RSG charges prospectively, it eliminates the original requirement that MISO provide refunds and potential re-billings of virtual transactions back to April 1, 2005. The rehearing order does require refunds back to April 1, 2005, for market participants that were charged RSG for imports but the FERC does not specify how those refunds will be funded. Since the refunds are for less frequent transactions, the total potential costs to WPSC, UPPCO, and ESI will be insignificant. This rehearing order is subject to court challenge.

Synthetic Fuel Production Facility

Background

We have significantly reduced our consolidated federal income tax liability through tax credits available to us under Section 29/45K of the Internal Revenue Code for the production and sale of solid synthetic fuel produced from coal. These tax credits are scheduled to expire at the end of 2007 and are provided as an incentive for taxpayers to produce fuel from alternate sources and reduce domestic dependence on imported oil. This incentive is not deemed necessary if the price of oil increases sufficiently to provide a natural market for the fuel. Therefore, the tax credits in a given year are subject to phase-out if the annual average reference price of oil within that year exceeds a minimum threshold price set by the Internal Revenue Service (IRS) and are eliminated entirely if the average annual reference price increases beyond a maximum threshold price set by the IRS. The reference price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil, which has in recent history been approximately $6.50 below the NYMEX price of a barrel of oil. The threshold price at which the credit begins to phase-out was set in 1980 and is adjusted annually for inflation; the IRS releases the final numbers for a given year in the first part of the following year.

Section 29/45K Federal Tax Credits Related to Our Ownership Interest in a Synfuel Facility

In order to mitigate exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized, ESI entered into a series of derivative (option) contracts, beginning in the first quarter of 2005, covering a specified number of barrels of oil. If no phase-out were to occur in 2006, we would expect to recognize approximately $32 million of Section 29/45K federal tax credits from our ownership interest in a synthetic fuel production facility. Based upon 2006 actual year-to-date and forward oil prices, we are anticipating partial phase-outs of 2006 and 2007 Section 29/45K federal tax credits. However, we cannot predict with certainty the future price of a barrel of oil and, therefore, have no way of knowing what portion of our 2006 and 2007 tax credits will ultimately be phased out. ESI estimates that 2006 Section 29/45K federal tax credits will begin phasing out if the annual average NYMEX price of a barrel of oil reaches approximately $61, with a total phase-out if the annual average NYMEX price of a barrel of oil reaches approximately $75. At September 30, 2006, based upon estimated annual average oil prices, we anticipate that approximately 43% of the 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out. For the year ending December 31, 2006, including the projected tax credit phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $19 million from our ownership interest in a synthetic fuel production facility. However, the actual amount of tax credits recognized in 2006 could differ substantially from our September 30, 2006 estimate, based upon actual average annual oil prices and fourth quarter production levels.

At September 30, 2006, ESI had derivative (option) contracts that mitigated substantially all of the Section 29/45K tax credit exposure in 2006 and approximately 40% of the exposure in 2007. The derivative contracts involve purchased and written options that provide for net cash settlement at expiration based on the annual average NYMEX trading price of oil in relation to the strike price of each option. Net premiums paid to date for options to mitigate exposure to Section 29/45K federal tax credit phase-outs in 2006 and 2007 related to ESI's ownership interest in a synthetic fuel production facility totaled $17.4 million, all of which are recorded as risk management assets and liabilities on the balance sheet. Essentially, ESI paid $14.1 million for options ($8.5 million after-tax) to protect the value of approximately $32 million of tax credits in 2006 and $3.3 million to protect the value of 40% of the tax credits to be generated in 2007. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently as a component of nonregulated revenue. This results in mark-to-market gains or losses being recognized in earnings in different periods than the tax credits.

In addition to exposure from federal tax credits, ESI has also historically received royalties tied to the amount of synthetic fuel produced as well as variable payments from a counterparty related to ESI's 2002 sale of 30% of its interest in ECO Coal Pelletization #12. While variable payments are received by ESI quarterly, royalties are a function of annual synthetic fuel production and are generally not received until later in the year. Because ESI's partners in the synthetic fuel facility have curtailed their synthetic fuel production throughout 2006, it is unlikely that ESI will realize any royalty income in 2006, compared to $3.5 million of pre-tax royalty income that was realized in 2005. ESI realized pre-tax income related to variable payments from the 2002 sale of $3.2 million in 2006, but does not expect to receive any variable payments in the fourth quarter of 2006 or for the year ended December 31, 2007. In comparison, ESI realized pre-tax income of $3.7 million related to the variable payments in 2005.

Additional Synthetic Fuel Production Procured in 2006

ESI's partners in the synthetic fuel facility curtailed production during the second and third quarters of 2006. In addition to the production ESI is entitled to based upon its ownership interest in the synthetic fuel facility (discussed above), ESI also elected to take, and economically hedge the risk associated with the additional production its synthetic fuel partner curtailed. The following facts are pertinent to understanding the impact these transactions had on results of operations for the nine months ended September 30, 2006, and the impact for the remainder of 2006.

●
If no phase-out of Section 29/45k federal tax credits occurs in 2006, the additional production that was procured would result in the recognition of approximately $9 million of tax credits. This is in addition to the $32 million of tax credits (disclosed above) that we would recognize from production procured from our ownership interest in the synthetic fuel production facility.

●
For the year ending December 31, 2006, including the projected 43% tax credit phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $5 million from the additional production that was procured. This is in addition to the benefit of Section 29/45K federal tax credits totaling approximately $19 million that we expect to recognize from our ownership interest in the synthetic fuel production facility, including the projected 43% tax credit phase-out.

●
For the nine months ended September 30, 2006, compared to the same period in 2005, ESI's share of operating losses from its investment in the synthetic fuel facility increased $6.4 million on a pre-tax basis, which was driven by the additional synthetic fuel production procured.

●	Mark-to-market gains on derivative instruments related to the economic hedging strategies for the additional production that was procured are included in the table below.

Impact of Synthetic Fuel Activities on Results of Operations

The following table shows the impact that ESI's investment in the synthetic fuel production facility and procurement of additional tons, including derivative (option) contract activity, had on the Condensed Consolidated Statements of Income for the three and nine months ended September 30.

Amounts are pre-tax, except tax credits (millions)	Income (loss)
	Quarter Ended		Nine Months Ended
	2006	2005	2006	2005
Provision for income taxes:
Section 29/45K federal tax credits recognized	$12.4	$5.5	$20.0	$24.1

Nonregulated revenue:
Mark-to-market gains on 2005 oil options	-	5.1	-	5.3
Net realized gains (losses) on 2005 oil options	-	0.9	-	(0.6)
Mark-to-market (losses) gains on 2006 oil options	(15.8)	2.6	1.9	5.7
Net realized gains on 2006 oil options	-	-	2.0	-
Mark-to-market (losses) gains on 2007 oil options	(2.2)	2.3	2.8	4.4

Miscellaneous income:
Operating losses - synthetic fuel facility	(5.7)	(3.8)	(18.6)	(12.2)
Variable payments received	1.3	0.9	3.2	2.8
Royalty income recognized	-	-	-	-
Deferred gain recognized	0.6	0.6	1.7	1.7
Interest received on fixed note receivable	0.2	0.3	0.7	1.0

Minority interest	1.4	1.1	3.8	3.5

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

At September 30, 2006, and December 31, 2005, outstanding guarantees totaled $1,535.4 million, and $1,310.6 million, respectively, as follows:

WPS Resources' Outstanding Guarantees (Millions)	September 30, 2006	December 31, 2005
Guarantees of subsidiary debt	$178.2	$27.2
Guarantees supporting commodity transactions of subsidiaries	1,148.6	1,154.7
Standby letters of credit	195.9	114.3
Surety bonds	0.9	0.8
Other guarantees	11.8	13.6
Total guarantees	$1,535.4	$1,310.6

WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed at September 30, 2006	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$178.2	$150.0	$-	$-	$28.2
Guarantees supporting commodity transactions of subsidiaries	1,148.6	1,027.2	49.7	13.6	58.1
Standby letters of credit	195.9	191.4	4.5	-	-
Surety bonds	0.9	0.9	-	-	-
Other guarantees	11.8	-	-	11.8	-
Total guarantees	$1,535.4	$1,369.5	$54.2	$25.4	$86.3

At September 30, 2006, WPS Resources had outstanding $178.2 million in corporate guarantees supporting indebtedness. Of that total, $150.0 million supports an ESI 364-day credit agreement entered into in April 2006, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by WPS Resources and are subject to the aggregate $1.5 billion guarantee limit authorized for ESI by WPS Resources' Board of Directors (discussed below). As of September 30, 2006, the entire $150 million has been borrowed by ESI, leaving no availability left on the existing credit agreement. The remaining $28.2 million of guarantees support outstanding debt at ESI's subsidiaries, of which $1.0 million is subject to the $1.5 billion limit and the remaining $27.2 million received separate authorization from WPS Resources' Board of Directors. The underlying debt related to these guarantees is reflected on WPS Resources' Condensed Consolidated Balance Sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.5 billion to support the business operations of ESI. WPS Resources primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide them assurance that ESI will perform on its obligations and permit ESI to operate within these markets. At September 30, 2006, WPS Resources provided parental guarantees subject to this limit in the amount of $1,079.9 million, reflected in the above table, related to guarantees to ESI's wholesale counterparties. In addition, WPS Resources also provided parental guarantees for ESI of $8.1 million that received specific authorization from WPS Resources' Board of Directors and are not included in the $1.5 billion general authorized amount. Of the parental guarantees provided by WPS Resources, the current amount at September 30, 2006, which WPS Resources would be obligated to support, is approximately $500 million.

Another $2.7 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on WPS Resources' Condensed Consolidated Balance Sheet. In February 2005, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO.

Both MGUC and MERC have been authorized to issue corporate guarantees in the amount of $50 million each to support their business operations. MGUC and MERC had $28.0 million and $29.9 million, respectively, of outstanding guarantees related to natural gas supply at September 30, 2006.

At WPS Resources' request, financial institutions have issued $195.9 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. Of this amount, $190.9 million has been issued to support ESI's operations. Included in the $190.9 million is $2.5 million that has specific authorization from WPS Resources' Board of Directors and is not included in the $1.5 billion guarantee limit. The remaining $188.4 million counts against the $1.5 billion guarantee limit authorized for ESI. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in WPS Resources' Condensed Consolidated Balance Sheet.

At September 30, 2006, WPS Resources furnished $0.9 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Of the $0.9 million of surety bonds, $0.3 million supports ESI and is included in the $1.5 billion guarantee limit authorized for ESI. Liabilities incurred as a result of activities covered by surety bonds are included in WPS Resources' Condensed Consolidated Balance Sheet.

A guarantee of $4.3 million listed in the above table under other guarantees was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on WPS Resources' Condensed Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light Company agreed to indemnify Dominion for 70% of any and all reasonable costs resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum combined exposure of $15 million for WPSC and Wisconsin Power and Light. WPSC believes that it will expend its share of costs related to this indemnification and, as a result, recorded the fair value of the liability, or $8.9 million, as a component of the loss on the sale of Kewaunee. WPSC has paid a total of $1.4 million to Dominion related to this guarantee, reducing the liability to $7.5 million as of September 30, 2006.

Under the agreements related to the sale of Sunbury and the Kimball storage field, ESI agreed to indemnify the buyers for losses resulting from potential breaches of ESI's representations and warranties thereunder. ESI believes the likelihood of having to make any material cash payments under these sales agreements as a result of breaches of representations and warranties is remote.

NOTE 13--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for WPS Resources' benefit plans for the three months ended September 30:

WPS Resources	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$6.2	$6.0	$1.8	$2.0
Interest cost	10.9	10.0	4.4	4.1
Expected return on plan assets	(11.3)	(10.9)	(3.5)	(3.1)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.3	1.3	(0.6)	(0.6)
Amortization of net loss	2.2	2.2	1.4	1.4
Net periodic benefit cost	$9.3	$8.6	$3.6	$3.9

WPSC's share of net periodic benefit cost for the three months ended September 30 is included in the table below:

WPSC	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$4.6	$4.8	$1.6	$1.9
Interest cost	8.2	8.4	3.6	3.7
Expected return on plan assets	(9.0)	(9.6)	(3.2)	(3.0)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.2	1.2	(0.5)	(0.5)
Amortization of net loss	1.7	1.5	1.0	1.2
Net periodic benefit cost	$6.7	$6.3	$2.6	$3.4

The following table provides the components of net periodic benefit cost for WPS Resources' benefit plans for the nine months ended September 30:

WPS Resources	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$18.0	$17.9	$5.3	$6.0
Interest cost	31.3	30.2	12.9	12.4
Expected return on plan assets	(32.7)	(32.7)	(10.1)	(9.4)
Amortization of transition obligation	0.1	0.1	0.3	0.3
Amortization of prior-service cost (credit)	3.9	4.0	(1.7)	(1.6)
Amortization of net loss	7.3	6.5	4.0	4.1
Net periodic benefit cost	$27.9	$26.0	$10.7	$11.8

WPSC's share of net periodic benefit cost for the nine months ended September 30 is included in the table below:

WPSC	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$13.8	$14.5	$4.9	$5.6
Interest cost	24.6	25.1	10.7	11.3
Expected return on plan assets	(27.0)	(28.7)	(9.6)	(9.1)
Amortization of transition obligation	0.1	0.1	0.3	0.3
Amortization of prior-service cost (credit)	3.5	3.6	(1.5)	(1.4)
Amortization of net loss	5.0	4.3	3.0	3.5
Net periodic benefit cost	$20.0	$18.9	$7.8	$10.2

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year. For the nine months ended September 30, 2006, $25.3 million of contributions were made to the pension benefit plan, and no contributions were made to the other postretirement benefit plans. WPS Resources expects to contribute an additional $17.9 million to its other postretirement benefit plans and does not expect to contribute any additional amount to its pension plan in the remainder of 2006.

NOTE 14--STOCK-BASED COMPENSATION

WPS Resources has four stock-based compensation plans: the 2005 Omnibus Incentive Compensation Plan ("2005 Omnibus Plan"), the 2001 Omnibus Incentive Compensation Plan ("2001 Omnibus Plan"), the 1999 Stock Option Plan ("Employee Plan"), and the 1999 Non-Employee Directors Stock Option Plan ("Director Plan"). Under the provisions of the 2005 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 1,600,000. No additional awards will be issued under the 2001 Omnibus Plan or the Employee Plan, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation. The number of shares issuable under each of the aforementioned stock-based compensation plans, each outstanding award, and stock option exercise prices are subject to adjustment, at the Board of Directors' discretion, in the event of any stock split, stock dividend, or other similar transaction. At September 30, 2006, only stock options and performance stock rights were outstanding under the aforementioned plans.

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

The following table illustrates the effect on income available for common shareholders and earnings per share for the third quarter of 2005, had WPS Resources applied the fair value recognition provisions of SFAS No. 123:

(Millions, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Income available for common shareholders
As reported	$48.2	$138.0
Add: Stock-based compensation expense using the intrinsic value method - net of tax	0.3	1.6
Deduct: Stock-based compensation expense using the fair value method - net of tax	(0.4)	(1.1)
Pro forma	$48.1	$138.5

Basic earnings per common share
As reported	$1.26	$3.63
Pro forma	1.26	3.64

Diluted earnings per common share
As reported	$1.25	$3.60
Pro forma	1.25	3.62

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

The fair values of stock option awards outstanding at January 1, 2006, were estimated using the Black-Scholes option-pricing model. Stock options granted after the implementation of SFAS No. 123R will be valued using a binomial lattice model. No stock options were granted during the nine months ended September 30, 2006, and no modifications were made to previously issued awards. Total pre-tax compensation expense recognized for stock options during the three and nine months ended September 30, 2006, was $0.2 million and $0.5 million, respectively, of which $0.1 million and

$0.3 million, respectively, relates to WPSC. The total compensation cost capitalized for these same periods was immaterial.

As of September 30, 2006, $1.1 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 2.4 years.

Cash received from option exercises during the three and nine months ended September 30, 2006, was $0.3 million and $0.9 million, respectively. The tax benefit realized from these option exercises was immaterial for the three and nine months ended September 30, 2006.

A summary of stock option activity for the nine months ended September 30, 2006, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2005
2001 Omnibus Plan	1,194,441	$41.72
2005 Omnibus Plan	325,347	54.85
Employee Plan	156,973	33.99
Director Plan	12,000	25.50
Exercised
2001 Omnibus Plan	19,186	38.45		$0.3
Employee Plan	4,000	29.88		0.1
Forfeited
2001 Omnibus Plan	625	43.38		-
Outstanding at September 30, 2006
2001 Omnibus Plan	1,174,630	41.77	$6.80	9.2
2005 Omnibus Plan	325,347	54.85	9.19	-
Employee Plan	152,973	34.10	4.02	2.4
Director Plan	12,000	25.50	2.98	0.3
Options exercisable at September 30, 2006
2001 Omnibus Plan	692,927	39.32	6.30	7.1
Employee Plan	152,973	34.10	4.02	2.4
Director Plan	12,000	25.50	2.98	0.3

No options expired during the nine months ended September 30, 2006.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at September 30, 2006. This is calculated as the difference between WPS Resources' closing stock price on September 30, 2006, and the option exercise price, multiplied by the number of in-the-money stock options.

Other Stock-Based Compensation Awards

A portion of the long-term incentive is awarded in the form of performance stock rights. No more than 400,000 of the shares authorized for issuance under the provisions of the 2005 Omnibus Plan can be granted as performance shares. In addition, no single employee who is the chief executive officer of WPS Resources or any of the other four highest compensated officers of WPS Resources and its subsidiaries can receive a payout in excess of 50,000 performance shares during any calendar year. Performance stock rights vest over a three-year performance period and are paid out in shares of WPS Resources' common stock. The number of shares paid out is calculated by multiplying a performance percentage by the number of outstanding stock rights at the completion of the vesting period. The performance percentage is based on the total shareholder return of WPS Resources' common stock relative to the total shareholder return of a peer group of companies. The payout may range from 0% to 200% of target.

The fair values of performance stock right awards outstanding at January 1, 2006, were estimated using WPS Resources' common stock price on the date of grant, less the present value of expected dividends over the three-year vesting period, assuming a payout of 100% of target. The fair value of performance stock rights granted after the implementation of SFAS No. 123R will be estimated using a Monte Carlo valuation model. No performance stock rights were granted during the nine months ended September 30, 2006, and no modifications were made to previously issued awards. Pre-tax compensation expense recorded for performance stock rights for the three months and nine months ended September 30, 2006, was $0.7 million and $2.0 million, respectively. For these same time periods $0.4 million and $1.3 million relate to WPSC. The total compensation cost capitalized was immaterial.

The total intrinsic value of performance shares distributed during the first quarter of 2006 (related to the December 2002 grant) was $2.4 million. The tax benefit realized due to the distribution of performance shares totaled $1.0 million. No performance shares were distributed during the second and third quarters.

As of September 30, 2006, $2.5 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the activity of the performance stock rights plan for the nine months ended September 30, 2006, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	211,421	$41.93
Distributed	37,600	$31.60
Forfeited	1,400	$45.96
Outstanding at September 30, 2006	172,421	$44.14

Performance stock rights vested at December 31, 2005, were paid out during the first quarter of 2006. The actual number of shares of WPS Resources' common stock distributed totaled 45,121 based on a payout of 120% of target. None of the stock rights outstanding at September 30, 2006, were exercisable at September 30, 2006.

NOTE 15--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. WPS Resources' total comprehensive income is:

	Three Months Ended September 30,
(Millions)	2006	2005
Income available for common shareholders	$39.5	$48.2
Cash flow hedges, net of tax of $(2.4) and $(13.5)	(2.6)	(21.3)
Foreign currency translation, net of tax	0.1	0.4
Unrealized gain on available-for-sale securities, net of tax	(0.3)	0.5
Total comprehensive income	$36.7	$27.8

	Nine Months Ended September 30,
(Millions)	2006	2005
Income available for common shareholders	$134.5	$138.0
Cash flow hedges, net of tax of $17.2 and $(20.5)	27.8	(32.0)
Foreign currency translation, net of tax of	0.4	0.1
Unrealized gain on available-for-sale securities, net of tax	(0.3)	0.6
Total comprehensive income	$162.4	$106.7

The following table shows the changes to accumulated other comprehensive income (loss) from December 31, 2005, to September 30, 2006.

(Millions)
December 31, 2005 balance	$(10.4)
Cash flow hedges	27.8
Foreign currency translation	0.4
Unrealized gain on available -for-sale securities	(0.3)
September 30, 2006 balance	$17.5

NOTE 16--COMMON EQUITY

WPS Resources had the following changes to common stock outstanding for the three and nine months ended September 30, 2006:

WPS Resources' common stock shares, $1 par value	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Common stock outstanding - beginning balance	43,122,346	40,089,898
Shares issued
Stock Investment Plan	103,642	316,096
Stock options and employee stock option plans	22,942	59,690
Physical settlement of equity forward	-	2,700,000
Long-Term Incentive Plan	-	33,788
Rabbi trust shares	3,531	52,989
Common stock outstanding - ending balance	43,252,461	43,252,461

At September 30, 2006, and December 31, 2005, WPS Resources' had 12,000 treasury shares outstanding. The average cost of the treasury shares for both periods was $25.19. At September 30, 2006, WPS Resources' had 308,363 rabbi trust shares with an average cost of $42.12 per share. At December 31, 2005, WPS Resources' had 270,491 rabbi trust shares with an average cost of $40.29 per share.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2006	2005	2006	2005

Basic EPS
Average shares of common stock outstanding - basic	43.3	38.2	41.9	38.0
Income available to common shareholders	$39.5	$48.2	$134.5	$138.0
Earnings per common share (basic)	$0.91	$1.26	$3.21	$3.63

Diluted EPS
Average shares of common stock outstanding	43.3	38.2	41.9	38.0
Effect of diluted securities
Performance stock rights and stock options	0.1	0.4	0.1	0.3
Average shares of common stock outstanding - diluted	43.4	38.6	42.0	38.3
Income available to common shareholders	$39.5	$48.2	$134.5	$138.0
Earnings per common share (diluted)	$0.91	$1.25	$3.20	$3.60

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

NOTE 17--REGULATORY ENVIRONMENT

Wisconsin

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January through March 2006 as well as the projected fuel savings in April through June 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. A current regulatory liability of $7.0 million has been recorded at September 30, 2006, and $8.7 million and $13.3 million was refunded to customers for the three and nine months ended September 30, 2006, respectively, related to the stipulation agreement. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost saving. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Rates remain subject to refund under the agreement through the end of the year.

On March 31, 2006, WPSC filed a request with the PSCW to increase retail electric and natural gas rates 14.4% ($125.1 million) and 3.9% ($22.6 million), respectively for 2007. Since then, WPSC adjusted the request to 15.8% ($136.9 million) due to higher than expected coal costs and Weston 3 maintenance costs. The proposed retail electric rate increase is required because of increased costs associated with electric transmission, (including the recovery of 2007 MISO costs and deferred MISO costs from 2005 and 2006), higher fuel and purchased power costs (including the recovery of deferred costs for reduced coal deliveries in 2005), costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center. The proposed retail natural gas rate increase is driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and remediation of former manufactured gas plant sites. This filing included an 11.0% return on common equity and a common equity ratio of 60.35% in its regulatory capital structure. Hearings on this request were completed in September 2006, and WPSC expects the new rates to be effective January 1, 2007. In order to provide greater rate certainty for our customers through 2008, WPSC filed a biennial rate proposal with the PSCW on July 7, 2006. The rate proposal includes a revenue stabilization mechanism, which is designed to reduce over and under collections of WPSC's gross margin caused by variations in the sales forecast. WPSC expects that the PSCW will act upon this proposal as part of the 2007 rate case.

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

On June 7, 2005, WPSC filed with the PSCW and the FERC a request for establishment of a cooperative joint proceeding for approval of the Kewaunee wind-up plan. The wind-up plan proposed that the refunds due to both retail and wholesale customers related to proceeds received from the liquidation of the nonqualified decommissioning trust fund be offset by the net loss on the sale of the plant and also by certain costs related to the 2004 and 2005 Kewaunee outages. The wind-up plan proposed to begin the amortization of the net regulatory liability as a credit to customer rates as of the effective date of the PSCW's order (January 1, 2006). The FERC subsequently denied the request for joint proceeding with the PSCW. The wind-up plan was addressed by the PSCW in WPSC's 2006 rate case (discussed above). The PSCW ruled in the 2006 rate case that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and not netted as WPSC initially proposed in its wind-up plan. In the 2006 rate case, the PSCW determined that Wisconsin retail customers were entitled to be refunded approximately 85% of the proceeds received from the liquidation of the nonqualified decommissioning trust fund based on a historical allocation methodology, or approximately $108 million of the total $127.1 million of proceeds received, over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital). In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund over a 60-month period. Refunding to Michigan customers began in the third quarter of 2005. In October 2006, WPSC, the MPSC, and all other interested parties agreed to immediately refund the approximately $2 million balance of the Michigan portion of the Kewaunee nonqualified decommissioning trust fund to offset power supply under collections that occurred in 2005.

On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution. Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and final resolution was reached between WPSC and one party on this matter. On April 25, 2006, formal settlement discussions were terminated with the remaining parties. On May 19, 2006, WPSC filed a proposed amendment to revise the manner of distributing the value of the non-qualified decommissioning trust related to the Kewaunee plant. Instead of providing refunds as a credit to wholesale customers' future bills, WPSC proposed to refund the value of the non-qualified decommissioning trust based on historical customer payments paid into the trust fund. WPSC also proposed to reduce the amortization period of the refund from five years, as originally proposed, to two years, to be consistent with the PSCW's ruling. In addition, on May 24, 2006, WPSC filed a motion to consolidate the June 2005 proceeding with the instant proceeding for purposes of hearing and decision and to expedite the instant proceeding so that the litigation on both proceedings may be conducted on a timely basis. On June 30, 2006, the FERC accepted WPSC's wind-up plan amendment, and suspended it until August 1, 2006. The FERC also granted WPSC's request for consolidation. On September 5, 2006, WPSC and the Algoma Group reached an agreement in principal to resolve all Kewaunee related issues. FERC approval of a final settlement agreement is expected in the fourth quarter of 2006.

At September 30, 2006, WPSC had recorded an $82.7 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded to both retail and wholesale customers. Based upon information at this time, it is anticipated that approximately 100% of the nonqualified decommissioning trust fund will be refunded to Michigan and FERC customers by the end of 2006, and Wisconsin customers by the end of 2007.

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

For the 16-month transitional period, ESI received billings of $19.2 million for these charges, of which approximately $17 million relates to its Michigan retail electric business and $2 million relates to Ohio retail electric business. ESI expensed $14.7 million of the $19.2 million. It is probable that ESI's total exposure will be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings. ESI anticipates settling a significant portion of its SECA matters through vendor negotiations in 2006 and reached a $1.0 million settlement agreement with one of its vendors in January 2006. The SECA hearing to resolve all issues was held in the spring of 2006. The Administrative Law Judge hearing the case issued an Initial Decision that was in agreement with all of ESI's positions. The Administrative Law Judge certified the Initial Decision to the FERC in mid-September, closing the hearing record. Briefs on Exception to the Initial Opinion were filed with FERC in early September, and Opposing Exceptions were filed on October 10, 2006. The FERC will review the hearing record, the Initial Decision, and the briefs on exception, and issue a Final Order. If the Final Order that follows is consistent with the Initial Decision of the Administrative Law Judge, ESI's total exposure may be reduced by approximately $13 million. The Final FERC Order is subject to rehearing and then court challenges, with final resolution not anticipated until at least 2007. Any refunds to ESI will include interest for the period from payment to refund. Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact ESI's long-term competitiveness because the only unresolved issue is the final FERC Order and pending refund. In addition to potential rehearing and court challenges of the final FERC order in this case, the application and legality of the SECA has been challenged by many load-serving entities, including ESI, and in rehearing requests, which are also subject to court challenges.

The SECA is also an issue for WPSC and UPPCO, who have intervened and protested a number of proposals in this docket because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers. It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates. WPSC and UPPCO have reached a settlement in principle with American Electric Power and Commonwealth Edison, which was certified by the settlement judge and now awaits approval by the FERC along with dozens of other full and partial settlements. Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million paid by WPSC during the transition period. If FERC does not approve this settlement, which is deemed unlikely, WPSC and UPPCO have reserved their rights to challenge various issues in SECA which were not settled by the hearings. WPSC and UPPCO have also reserved their rights to challenge any briefs on exception to the Initial Decision and FERC's final order in this case if the settlement is not approved.

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

Our two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC, MGUC, and MERC. As discussed above, ESI is our primary nonregulated segment offering natural gas, electric, and alternate fuel supplies as well as energy management and consulting services to retail and wholesale customers, and marketing power from its generation plants that are not under contract to third parties. The Other segment, another nonregulated segment, includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies, along with nonutility activities at WPSC, MGUC, MERC, and UPPCO.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	ESI	Other(2)	Reconciling Eliminations	WPS Resources Consolidated

Three Months Ended September 30, 2006
External revenues	$303.8	$91.0	$394.8	$1,166.0	$-	$-	$1,560.8
Intersegment revenues	11.2	0.1	11.3	0.6	0.3	(12.2)	-
Operating Income	58.3	(11.1)	47.2	2.1	(3.7)	(0.1)	45.5
Income from continuing operations	31.6	(10.9)	20.7	9.6	(1.6)	-	28.7
Discontinued operations	-	-	-	11.5	.	-	11.5
Preferred stock dividends of subsidiary	0.6	0.1	0.7	-	-	-	0.7
Income available for common shareholders	31.0	(11.0)	20.0	21.1	(1.6)	-	39.5

Three Months Ended September 30, 2005
External revenues	$289.6	$71.6	$361.2	$1,358.6	$0.3	$-	$1,720.1
Intersegment revenues	9.0	0.2	9.2	7.7	-	(16.9)	-
Operating income	49.4	(3.9)	45.5	22.0	(2.2)	-	65.3
Income from continuing operations	28.4	(3.3)	25.1	18.7	1.6	-	45.4
Discontinued operations	-	-	-	3.5	-	-	3.5
Preferred stock dividends of subsidiary	0.4	0.2	0.6	-	0.1	-	0.7
Income available for common shareholders	28.0	(3.5)	24.5	22.2	1.5	-	48.2

Nine Months Ended September 30, 2006
External revenues	$804.1	$379.3	$1,183.4	$3,857.5	$-	$-	$5,040.9
Intersegment revenues	29.7	0.4	30.1	6.4	0.9	(37.4)	-
Operating income	133.7	(5.6)	128.1	89.9	(9.8)	(0.1)	208.1
Income from continuing operations	71.5	(11.1)	60.4	64.5	4.8	-	129.7
Discontinued operations	-	-	-	7.1	-	-	7.1
Preferred stock dividends of subsidiary	1.6	0.7	2.3	-	-	-	2.3
Income available for common shareholders	69.9	(11.8)	58.1	71.6	4.8	-	134.5

Nine Months Ended September 30, 2005
External revenues	$757.9	$335.7	$1,093.6	$3,403.1	$-	$-	$4,496.7
Intersegment revenues	25.0	0.5	25.5	10.8	0.9	(37.2)	-
Operating income	92.6	20.0	112.6	47.9	(4.7)	(0.1)	155.7
Income from continuing operations	73.9	9.4	83.3	51.0	3.0	-	137.3
Discontinued operations	-	-	-	3.0	-	-	3.0
Preferred stock dividends of subsidiary	1.5	0.8	2.3	-	-	-	2.3
Income available for common shareholders	72.4	8.6	81.0	54.0	3.0	-	138.0

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

WPSC's principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Three Months Ended September 30, 2006
External revenues	$285.9	$49.2	$335.1	$0.4	($0.4)	$335.1
Earnings on common stock	29.3	(4.8)	24.5	1.7	-	26.2

Three Months Ended September 30, 2005
External revenues	$266.7	$71.8	$338.5	$0.4	($0.4)	$338.5
Earnings on common stock	26.7	(3.5)	23.2	2.6	(0.1)	25.7

Nine Months Ended September 30, 2006
External revenues	$754.2	$310.2	$1,064.4	$1.1	($1.1)	$1,064.4
Earnings on common stock	67.1	3.7	70.8	6.7	-	77.5

Nine Months Ended September 30, 2005
External revenues	$705.8	$336.2	$1,042.0	$1.1	($1.1)	$1,042.0
Earnings on common stock	69.7	8.6	78.3	6.3	-	84.6

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

NOTE 19--NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The Issue applies to taxes directly imposed on revenue-producing transactions and excludes from its scope taxes assessed on an entity's activities over time, such as gross receipts taxes. Issue No. 06-3 concludes that the presentation of taxes on either a gross (i.e., included in revenues and costs) or net (i.e., excluded from revenues) basis is an accounting policy decision. It does not require an entity to reevaluate its existing classification policies related to these taxes, but it does require additional disclosures regarding which presentation is selected. In addition, for any such taxes that are reported on a gross basis, the guidance requires an entity to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. Issue No. 06-3 is effective January 1, 2007 for WPS Resources. We do not expect this guidance to have a significant impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," to provide guidance on how to reflect uncertain tax positions in an enterprise's financial statements. The Interpretation applies to all tax positions and will affect all circumstances in which an entity is uncertain as to whether a tax position will ultimately be sustained as filed in its tax return. In order to recognize a tax benefit in the financial statements, an entity must determine that it is "more likely than not" that the tax benefit will be realized. The amount of the tax benefit to be recognized is the largest amount that is greater than 50% likely to be realized upon ultimate settlement with the taxing authority. The Interpretation is effective for WPS Resources on January 1, 2007. WPS Resources is currently analyzing any impact this guidance may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Standard eliminates the current requirement for deferring "day one" gains on energy contracts that are not evidenced by quoted market prices or other current market transactions. The standard will be effective for WPS Resources beginning January 1, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan's funded status in its statement of financial position, measure a plan's assets and obligations as of the end of the employer's fiscal year, and recognize the changes in a defined benefit postretirement plan's funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 is effective for WPS Resources on December 31, 2006. We are currently assessing the impact this standard will have on our financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - WPS RESOURCES

WPS Resources is a diversified holding company operating through subsidiaries that provide energy and related services. Our wholly owned subsidiaries include four regulated utilities, WPSC, UPPCO, MGUC, and MERC. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated ESI subsidiary.

Strategic Overview

The focal point of WPS Resources' business plan is the creation of long-term value for our shareholders and our customers through growth, operational excellence, asset management, risk management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services. We are seeking growth of our regulated and nonregulated portfolio and placing an emphasis on regulated growth.  A discussion of the essential components of our business strategy is set forth below.

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

•
We have completed the acquisition of Aquila's natural gas distribution operations in Michigan and Minnesota. The addition of these regulated assets in close proximity to WPS Resources' existing regulated electric and natural gas operations in Wisconsin and Michigan has transitioned WPS Resources to a larger and stronger regional energy company.

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

•
At our regulated business units, we are optimally sourcing work and combining resources to achieve best practices at WPSC, UPPCO, MGUC and MERC in order to achieve operational excellence and sustainable value for customers and shareholders.

•
An initiative we call "Competitive Excellence" is being deployed across WPS Resources and its subsidiaries. Competitive Excellence strives to eliminate work that does not provide value for customers. This will create more efficient processes, improve the effectiveness of employees, and reduce costs. Competitive Excellence will be utilized to help WPS Resources achieve the anticipated synergies in the merger with Peoples Energy.

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

•
The proposed merger of WPS Resources and Peoples Energy will combine the complementary nonregulated energy marketing businesses of both companies. By combining the energy marketing businesses, we will have more strategic opportunities to grow current nonregulated services by focusing on combined nonregulated retail and wholesale operations and disciplined risk management processes to create a stronger, more competitive, and better balanced growth platform for our nonregulated business.

•
ESI began developing a retail electric product offering in the Mid Atlantic market (Pennsylvania, Delaware, Washington DC, Maryland, and New Jersey) in 2006. Having been presented with a good opportunity to leverage its infrastructure throughout the Northeastern United States, ESI hired experienced personnel in the Mid Atlantic region and expects to begin signing up customers by year end, with delivery of power to these customers expected in the second quarter 2007. ESI currently has a market presence in this region by servicing wholesale electric customers.

•
In 2006, ESI began offering retail electric products to large commercial and industrial customers in Illinois, New Hampshire, and Rhode Island. In 2005, ESI was only offering natural gas products and energy management services to customers in Illinois and did not offer retail electric products in New Hampshire and Rhode Island. In September 2006, ESI won a bid to serve additional customers in the Illinois Auction, which further expanded ESI's wholesale electric business.

•
ESI began developing a product offering in the Texas retail electric market in 2005. Entry into Texas, with its thriving market structure, provides ESI with an opportunity to leverage the infrastructure and capability ESI developed to provide products and services that it believes customers will value. ESI started to deliver power to these customers in July 2006, and continues to increase both its customer base (by signing up new enrollments) and volumes.

•	ESI began marketing electric products to customers in Massachusetts in 2005 and has had initial success in signing up commercial and industrial customers.
•	ESI continues to grow its retail natural gas business in Canada through the addition of new customers.

Place Strong Emphasis on Asset and Risk Management - Our asset management strategy calls for the continuous assessment of our existing assets as well as a focus on the acquisition of assets that complement our existing business and strategy. This strategy also calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile. We maintain a portfolio approach to risk and earnings and expect our nonregulated operations to provide between 20 and 30 percent of our earnings, on average, in the future.

•
The proposed combination of WPS Resources and Peoples Energy will create a larger, stronger, more competitive regional energy company. This merger, along with the 2006 acquisition of the Michigan and Minnesota natural gas distribution operations from Aquila, will diversify the company's regulatory risk due to the expansion of utility operations to multiple jurisdictions.

•
On July 26, 2006, ESI completed the sale of Sunbury Generation, LLC to Corona Power, LLC, for $34.1 million, subject to certain working capital and other post-closing adjustments. Sunbury Generation's primary asset was the Sunbury generation facility located in Pennsylvania. The transaction resulted in a pre-tax gain of approximately $21 million in the third quarter of 2006. In addition, approximately $13 million of cash tax benefits are expected to be accelerated over the next few years, depending on the use of the alternative minimum tax credits. ESI management had been evaluating Sunbury's future since 2004 and after carefully reviewing alternatives and current business conditions, determined that the sale was the best alternative.

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

•
In April 2006, ESI sold WPS ESI Gas Storage, LLC, which owns a natural gas storage field located in the Kimball Township, St. Clair County, Michigan, for approximately $20 million and recognized a pre-tax gain of $9.0 million in the second quarter of 2006. ESI utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. ESI was not actively marketing this facility for sale, but believed the price offered was above the value it would realize from continued ownership of the facility.

•
ESI signed an agreement to sell WPS Niagara Generation, LLC to a subsidiary of US Renewables Group, LLC in October 2006 for approximately $31 million. WPS Niagara Generation, LLC owns a 53-megawatt Niagara Falls generation facility located in the Niagara Mowhawk Frontier region in Niagara Falls, New York. The sale is expected to generate an approximate $25 million pre-tax gain.

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

Business Operations

Our regulated and nonregulated businesses have distinct competencies and business strategies. They offer differing energy and energy related products and services, and experience a wide array of risks and challenges. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - WPS Resources," appearing in our Current Report on Form 8-K dated August 9, 2006 included a discussion of these topics. There have not been significant changes to the content of the matters discussed in the above referenced section of our Current Report on Form 8-K; however, certain tables have been updated and included below to reflect current information. These tables should be read in conjunction with the discussion appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - WPS Resources," appearing in our Current Report on Form 8-K dated August 9, 2006.

The table below discloses future natural gas and electric sales volumes under contract at ESI as of September 30. ESI expects that its ultimate sales volumes in 2006 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and existing customers who do not have long-term contracts continue to buy their short-term requirements from ESI.

Forward Contracted Volumes at 9/30/2006 (1)	010/01/06 to 09/30/07	10/01/07 to 09/30/08	After 09/30/08

Wholesale sales volumes - billion cubic feet	124.4	24.8	8.5
Retail sales volumes - billion cubic feet	193.5	56.1	44.2
Total natural gas sales volumes	317.9	80.9	52.7

Wholesale sales volumes - million kilowatt-hours	21,868	9,904	6,267
Retail sales volumes - million kilowatt-hours	2,500	834	467
Total electric sales volumes	24,368	10,738	6,734

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

For comparative purposes, the future natural gas and electric sales volumes under contract at September 30, 2005, are shown below. The actual electric and natural gas sales volumes for the nine months ended September 30, 2006, and 2005 are disclosed within Results of Operations - WPS Resources, ESI Segment Operations below.

Forward Contracted Volumes at 9/30/2005 (1)	10/01/05 to 09/30/06	10/01/06 to 09/30/07	After 09/30/07

Wholesale sales volumes - billion cubic feet	115.8	9.9	3.0
Retail sales volumes - billion cubic feet	151.1	37.2	20.3
Total natural gas sales volumes	266.9	47.1	23.3

Wholesale sales volumes - million kilowatt-hours	10,951	3,524	1,626
Retail sales volumes - million kilowatt-hours	2,374	630	145
Total electric sales volumes	13,325	4,154	1,771

(1)
This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table could be net settled.

Both retail and wholesale natural gas volumes under contract have increased as of September 30, 2006, compared to September 30, 2005. The increase in retail natural gas volumes under contract was driven by continued customer growth in Canada. Also, ESI has been able to lock in contracts with retail natural gas customers in other markets due in part to a decline in natural gas prices compared to the latter half of 2005. In the third quarter of 2006, customers were more inclined to lock in prices related to their natural gas purchases, compared to the third quarter of 2005. Increased volatility in natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions, driving the increase in wholesale natural gas sales volumes under contract at September 30, 2006, compared to September 30, 2005. Wholesale electric volumes under contract increased significantly at September 30, 2006. The increase in wholesale electric sales volumes was mostly related to ESI entering into forward positions as they closed out of (by entering into offsetting positions) a number of forward positions in the third quarter of 2006 to reduce market risk exposure. Additionally, approximately 40% of the increase in wholesale electric volumes related to expansion of ESI's wholesale origination business, with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise. The emphasis ESI is placing on its originated wholesale customer electric business is producing encouraging results and, as a result, ESI has recently entered into numerous contracts to provide electricity to customers in the future. Retail electric sales volumes under contract have also increased at September 30, 2006. In 2006, ESI has expanded its retail electric product offering in Illinois, New Hampshire, Rhode Island, Massachusetts, and Texas. ESI previously did not offer retail electric products, or offered few products, to these areas and expects to continue to build retail electric sales in these markets by continuing to attract new customers.

In order to mitigate its exposure to credit risk, ESI employs credit policies. As a result of these credit policies, ESI has not experienced significant write-offs from its large wholesale counterparties to date. The table below summarizes ESI's wholesale counterparty credit exposure, categorized by maturity date, as of September 30, 2006. At September 30, 2006, ESI had exposure with one investment grade counterparty that was more than 10% of net exposure. Net exposure with this counterparty was $29.1 million and is included in the table below.

Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade - regulated utility	$54.6	$35.5	$17.3	$1.8
Investment grade - other	176.0	111.8	40.6	23.6

Non-investment grade - regulated utility	22.0	17.9	4.1	-
Non-investment grade - other	0.3	0.3	-	-

Non-rated - regulated utility (3)	5.4	(0.3)	5.4	0.3
Non-rated - other (3)	65.1	49.6	14.2	1.3

Exposure	$323.4	$214.8	$81.6	$27.0

(1)
The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2)
Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $60.7 million at September 30, 2006, $32.3 million from investment grade counterparties, and $28.4 million from non-rated counterparties.

(3)
Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support. These counterparties are subject to an internal credit review process.

RESULTS OF OPERATIONS - WPS RESOURCES

Third Quarter 2006 Compared with Third Quarter 2005

WPS Resources Overview

WPS Resources' results of operations for the quarters ended September 30 are shown in the following table:

WPS Resources' Results (Millions, except share amounts)	2006	2005	Change

Income available for common shareholders	$39.5	$48.2	(18.1%)
Basic earnings per share	$0.91	$1.26	(27.8%)
Diluted earnings per share	$0.91	$1.25	(27.2%)

Income available for common shareholders was $39.5 million ($0.91 diluted earnings per share) for the quarter ended September 30, 2006, compared to $48.2 million ($1.25 diluted earnings per share) for the same quarter in 2005. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail thereafter):

•
Electric utility earnings increased $3.0 million, from $28.0 million for the quarter ended September 30, 2005, to $31.0 million for the quarter ended September 30, 2006. The retail electric rate increases at WPSC and UPPCO were the primary contributors to higher earnings at the electric utility segment.

•
The net loss from natural gas utility operations increased $7.5 million, from $3.5 million for the quarter ended September 30, 2005, to $11.0 million for the quarter ended September 30, 2006. A combined net loss of approximately $7 million related to the results of operations, including transition costs, for MGUC (natural gas distribution assets acquired on April 1, 2006) and MERC (natural gas distribution assets acquired on July 1, 2006). During the third quarter of 2006, a combined $2.3 million of external pre-tax transition costs were incurred by these natural gas utilities. The net loss recognized by MGUC and MERC in excess of transition costs incurred can be attributed to the seasonal nature of natural gas utility operations.

•
ESI's earnings decreased $1.1 million, from $22.2 million for the quarter ended September 30, 2005, to $21.1 million for the quarter ended September 30, 2006. Lower earnings were driven by a $25.9 million pre-tax decrease in margin (driven largely by a decrease in mark-to-market gains on derivative instruments used to protect the value of the Section 29/45K tax credits), and a $5.1 million pre-tax increase in interest expense related to increased borrowings to fund ESI's higher working capital requirements (primarily driven by high levels of natural gas in storage). Partially offsetting these decreases were a $6.9 million increase in Section 29/45K federal tax credits recognized (related to increased production elected by ESI in the third quarter of 2006 from its investment in a synthetic fuel facility), an $8.0 million after-tax increase in income from discontinued operations (primarily attributed to the gain recognized on the sale of the Sunbury plant in the third quarter of 2006), and a $6.1 million pre-tax decrease in operating and maintenance expense.

•
Diluted earnings per share was impacted by the items discussed above as well as an increase of 4.8 million shares (12.4%) in the weighted average number of outstanding shares of WPS Resources' common stock for the quarter ended September 30, 2006, compared to the same quarter in 2005. WPS Resources issued 1.9 million shares of common stock through a public offering in November 2005 and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, Inc. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Utility operations include (1) the electric utility segment, consisting of the electric operations of WPSC and UPPCO, and (2) the gas utility segment, consisting of the natural gas operations of WPSC, MGUC, and MERC.

Electric Utility Segment Operations

WPS Resources' Electric Utility	Three Months Ended September 30,
Segment Results (Millions)	2006	2005	Change

Revenues	$315.0	$298.6	5.5%
Fuel and purchased power costs	163.5	150.0	9.0%
Margins	$151.5	$148.6	2.0%

Sales in kilowatt-hours
Residential	847.9	873.9	(3.0%)
Commercial and industrial	2,291.1	2,280.4	0.5%
Wholesale	1,073.0	1,044.2	2.8%
Other	9.5	8.9	6.7%
Total sales in kilowatt-hours	4,221.5	4,207.4	0.3%

Weather - WPSC
Heating degree days - actual	244	114	114.0%
Cooling degree days - actual	395	411	(3.9%)

Electric utility revenue increased $16.4 million (5.5%) for the quarter ended September 30, 2006, compared to the same quarter in 2005, largely due to an approved annual electric rate increase for WPSC and UPPCO retail electric customers. In December 2005, the PSCW approved a retail electric rate increase of $79.9 million (10.1%), effective January 1, 2006. WPSC's retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, the rate increase was reduced to reflect a refund to Wisconsin customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the July 2005 sale of Kewaunee. WPSC refunded $14.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the third quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds. In the third quarter, the refund of decommissioning trust fund proceeds had a $14.0 million unfavorable impact on the electric utility margin, which is discussed below, and a $14.0 million favorable impact on operating expenses, but had essentially no impact on income available for common shareholders. In June 2006, the MPSC issued a final written order authorizing an annual retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006. UPPCO's retail electric rate increase was required in order to improve service quality and reliability, upgrade technology, and manage rising employee and retiree benefit costs. The increase in electric utility revenue due to these rate increases was partially offset by a decrease in revenue related to the increase in the regulatory liability recorded for certain over collections of revenues from ratepayers for fuel and purchased power costs during the first nine months of the 2006 (fuel and purchased power costs were less than WPSC anticipated in its 2006 rate case). A portion of the amounts owed to rate payers was refunded in the third quarter of 2006.

The electric utility margin increased $2.9 million (2.0%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. The increase in the electric utility margin was driven by a $1.9 million (1.4%) increase in WPSC's electric margin, with the remaining increase related to UPPCO (primarily resulting from UPPCO's first retail electric rate increase since 2002 as discussed above). The increase in WPSC's electric margin was driven by the rate increase discussed above (inclusive of the $14.0 million negative impact on margin related to the refund of decommissioning trust fund proceeds) and higher sales volumes to wholesale customers. These increases were partially offset by a decrease in sales volumes to the utility's high margin residential customers, related to continued conservation efforts and cooler summer weather conditions. Summer weather conditions in the third quarter of 2006 that were 3.9% cooler during the cooling season, compared to the same quarter in 2005, led to an approximate $1 million negative impact on the electric utility margin. As discussed in more detail above, fuel and purchased power costs were higher than what was recovered in rates and recognized in revenue in the third quarter of 2006, due primarily to the increase in the regulatory liability recorded (and corresponding decrease in revenue) related to over collections of fuel and purchased power costs through September 30, 2006, which negatively impacted third quarter margin.

Gas Utility Segment Operations

WPS Resources'	Three Months Ended September 30,
Gas Utility Segment Results (Millions)	2006	2005	Change

Revenues	$91.1	$71.8	26.9%
Purchased gas costs	58.1	52.6	10.5%
Margins	$33.0	$19.2	71.9%

Throughput in therms
Residential	32.8	16.8	95.2%
Commercial and industrial	22.8	11.9	91.6%
Interruptible	7.5	9.8	(23.5%)
Interdepartmental	8.9	25.1	(64.5%)
Transport	203.0	65.0	212.3%
Total sales in therms	275.0	128.6	113.8%

Weather - WPSC
Cooling degree days - actual	395	411	(3.9%)
Heating degree days - actual	244	114	114.0%

Natural gas utility revenue increased $19.3 million (26.9%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. Natural gas utility revenue increased due to the acquisition by MGUC of natural gas distribution operations in Michigan on April 1, 2006 and the acquisition by MERC of natural gas distribution operations in Minnesota on July 1, 2006. These acquisitions contributed a combined $42 million to natural gas utility revenue and 167 million therms to natural gas throughput volumes during the quarter ended September 30, 2006. WPSC's natural gas utility revenue was $49.2 million for the quarter ended September 30, 2006, compared to $71.8 million for the same quarter in the prior year. Lower natural gas revenue at WPSC was driven by a 15.7% decrease in natural gas throughput volumes, related primarily to a 64.5% decrease in natural gas volumes sold to the electric utility, an 11.3% decrease in natural gas volumes sold to residential customers, and also due to a decrease in the per-unit cost of natural gas. The decrease in natural gas volumes sold to the electric utility was driven by a decrease in the need for the electric utility to run its peaker generation units due to weather that was 3.9% cooler during the cooling season in the third quarter of 2006, compared to the same quarter in 2005, and higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential customers was primarily related to customers continuing to take measures to conserve energy as a result of volatile natural gas prices, despite the quarter-over-quarter decrease in per-unit gas costs. Natural gas costs were 14.4% lower (on a per-unit basis) during the quarter ended September 30, 2006, compared to the same quarter in 2005. Following regulatory practice, changes in the total cost of natural gas are passed on to customers through a purchased gas adjustment clause, as allowed by the PSCW. Partially offsetting these decreases was a retail natural gas rate increase at WPSC. In December 2005, the PSCW issued a final order authorizing an annual natural gas rate increase for WPSC of $7.2 million (1.1%), effective January 1, 2006. The rate increase was required as a result of infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

The natural gas utility margin increased $13.8 million (71.9%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. The combined margin provided by MGUC and MERC was approximately $14 million, and WPSC's natural gas utility margin declined slightly compared to the third quarter of 2005. At WPSC, lower margin related to a decrease in throughput volumes to higher margin residential customers (discussed above), was partially offset by the natural gas rate increase. The decrease in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin as very low margins are recognized on sales to the electric utility.

Overview of ESI Operations

ESI offers natural gas, electric, and alternative fuel supplies, as well as energy management and consulting services, to retail and wholesale customers in the Midwest and Northeastern United States, Texas, and portions of Canada adjacent to the markets ESI serves in the United States. ESI also owns several merchant electric generation plants, primarily in the Midwest and Northeastern United States and adjacent portions of Canada.

Operationally, the third quarter of 2006 was very productive for ESI. Energy prices fell considerably during the third quarter, which created opportunities for ESI to contract future sales to retail electric and natural gas customers in the regions it serves, adding value to ESI's retail electric and natural gas portfolios. Through the use of derivative instruments, ESI was able to secure margin on future sales to these customers, which should be realized in future quarters. Continued volatility in energy prices has also enabled ESI to build its structured wholesale electric and natural gas portfolios, which should also result in the realization of margin in future periods.

	Three Months Ended September 30,
(Millions except natural gas sales volumes)	2006	2005	Change

Nonregulated revenues	$1,166.6	$1,366.3	(14.6%)
Nonregulated cost of fuel, natural gas, and purchased power	1,142.3	1,316.1	(13.2%)
Margins	$24.3	$50.2	(51.6%)
Margin Detail
Electric and other margins (other margins mostly relate to mark-to market losses on oil options of $18.0 million in the third quarter of 2006, compared to mark-to-market and realized gains on oil hedges of $10.9 million in the third quarter of 2005)	$(7.2)	$29.8	-
Natural gas margins	$31.5	$20.4	54.4%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	15,576.0	14,990.9	3.9%
Retail electric sales volumes in kilowatt-hours	1,989.7	2,163.0	(8.0%)
Wholesale natural gas sales volumes in billion cubic feet	86.7	80.7	7.4%
Retail natural gas sales volumes in billion cubic feet	90.7	74.0	22.6%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours	306.9	589.4	(47.9%)
Retail electric sales volumes in kilowatt-hours	1,266.0	1,746.5	(27.5%)
Wholesale natural gas sales volumes in billion cubic feet	81.9	78.4	4.5%
Retail natural gas sales volumes in billion cubic feet	75.2	59.2	27.0%

ESI's revenue decreased $199.7 million (14.6%) for the quarter ended September 30, 2006, compared to the same quarter in 2005, driven primarily by a decrease in energy prices, partially offset by higher retail and wholesale natural gas volumes.

ESI's margin decreased $25.9 million (51.6%), from $50.2 million for the quarter ended September 30, 2005, to $24.3 million for the quarter ended September 30, 2006. Margin variances are depicted in the table below. Variances included under "other significant items" in the table are generally related to the timing of gain and loss recognition on certain transactions. All variances depicted in the table are discussed in more detail below the table.

(Millions)	Increase (Decrease) in Margin for the Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Electric and other margins
Realized and unrealized gains on structured origination contracts	$1.9
Realized retail electric margin	3.7
Other wholesale electric operations	0.1

Other significant items:
Oil option activity, net	(28.9)
Retail mark-to-market activity	(11.8)
Increased costs related to the liquidation of an electric supply contract in 2005	(2.0)
Net decrease in electric and other margins	$(37.0)

Natural gas margins
Realized natural gas margins	$2.4

Other significant items:
Spot to forward differential	(0.8)
Ohio mass market options	(20.0)
Other mark-to-market activity	29.5
Net increase in natural gas margins	$11.1

Total decrease in ESI's margin	$(25.9)

ESI's electric and other margins decreased $37.0 million, from $29.8 million for the quarter ended September 30, 2005, to a negative margin of $7.2 million for the quarter ended September 30, 2006. The following items were the most significant contributors to the net change in ESI's electric and other margins:

•
Realized and unrealized gains on structured origination contracts - ESI's electric and other margin increased $1.9 million in the third quarter of 2006, compared to the same quarter in 2005, due to realized and unrealized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and Northeastern United States. These origination contracts were not in place in 2005. ESI continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise. ESI was able to sign up large origination customers in the third quarter of 2006, taking advantage of the falling energy prices (discussed above).

•
Realized retail electric margin - The realized margin from retail electric operations increased $3.7 million, driven by a $6.4 million increase in margin from retail electric operations in Michigan and a $1.4 million combined increase in margin from retail electric operations in Texas and Illinois, partially offset by a $4.1 million decrease margin from retail electric operations in Ohio. The increase in margin from retail electric operations in Michigan was driven by the elimination of the SECA effective March 31, 2006. See "Other Future Considerations" for more information on ESI's retail electric operations in Michigan. ESI began offering retail electric products to large commercial and industrial customers in Illinois in 2006. In 2005, ESI was only offering natural gas products and energy management services to customers in Illinois. ESI began delivering power to Texas retail electric customers in July 2006. ESI's retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of ESI's contracts with Ohio aggregation customers. ESI remains prepared to offer future retail electric service in Ohio as the regulatory climate and market conditions allow.

•
Other wholesale electric operations - A $0.1 million increase in margin from other wholesale electric operations was driven by an increase in net realized and unrealized gains related to trading activities utilized to optimize the value of ESI's merchant generation fleet and customer supply portfolios. As part of its trading activities, ESI seeks to generate profits from the volatility of the price of electricity, by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets (primarily in the northeastern portion of the United States where ESI has market expertise), under risk management policies set by management and approved by WPS Resources' Board of Directors. ESI also seeks to maximize the value of its generation and customer supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts). Period-by-period variability in the margin contributed by ESI's optimization strategies and trading activities is expected due to constantly changing market conditions. Using a diverse mix of products and markets, combined with disciplined execution and exit strategies have allowed ESI to consistently generate economic value and earnings while staying within the value-at-risk (VaR) limits authorized by WPS Resources' Board of Directors. For more information on VaR, see "Item 3, Quantitative and Qualitative Disclosures about Market Risk."

•
Oil option activity, net - A decrease in mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of ESI's Section 29/45K federal tax credits in 2006 and 2007, which was due to a decline in oil prices during the third quarter of 2006, contributed $28.9 million to the decrease in its electric and other margin. The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings. Mark-to-market losses reflect declining wholesale prices compared to the same quarter last year. Declining prices are generally favorable as they improve the overall profitability of our synthetic fuel operations, and present opportunities to produce more synthetic fuel while mitigating the risk of future oil price increases through the use of derivative instruments. The benefit from Section 29/45K federal tax credits during a period is primarily based upon estimated annual synthetic fuel production levels, the ability to sell the synthetic fuel that is produced, annual taxable earnings projections, and any impact projected annual oil prices may have on the realization of Section 29/45K federal tax credits. This results in mark-to-market gains or losses being recognized in different periods, compared to any tax credit phase-outs that may be recognized. The $28.9 million negative margin impact related to the oil options in the third quarter of 2006 ($17.3 million after-tax), was partially offset by an $8.4 million increase in Section 29/45K federal tax credits recognized in the third quarter (discussed below). For more information on Section 29/45K federal tax credits, see Note 11, "Commitments and Contingencies."

•
Retail mark-to-market activity - Retail mark-to-market activity contributed an $11.8 million decrease to the electric and other margin in the third quarter of 2006, compared to the third quarter of 2005. In the third quarter of 2005, $5.9 million of mark-to-market gains were recognized on retail electric customer supply contracts, compared to $5.9 million of mark-to-market losses recognized on these contracts in the third quarter of 2006. Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer sales contracts, which are not considered derivative instruments. These mark-to-market gains and losses will generally reverse as the related customer sales contracts settle. Mark-to-market losses reflect declining wholesale prices and mark-to-market gains reflect increasing wholesale prices in the periods subsequent to mitigating the risk on a customer commitment through the use of a derivative contract. Declining prices are generally favorable as they increase ESI's ability to offer customers contracts that are both favorably priced and lower than the prices offered by regulated utilities.

•
Increased costs related to the liquidation of an electric supply contract in 2005 - In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that ESI liquidate a firm contract to buy power in 2006 and 2007. At that time, ESI recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine. The cost to purchase power under the new contract is more than the cost under the liquidated contract. As a result of the termination of this contract, purchased power costs to serve customers in Maine will be $6.4 million higher for the year ended December 31, 2006, and slightly higher than the original contracted amount in 2007. The liquidation of this contract had a $2.0 million negative impact on the electric and other margin in the third quarter of 2006, resulting from higher purchased power costs recorded under the new contract.

The natural gas margin at ESI increased $11.1 million (54.4%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. The following items were the most significant contributors to the change in ESI's natural gas margin:

•
Realized natural gas margins - Realized natural gas margins increased $2.4 million in the third quarter of 2006, compared to the same quarter in the prior year. The increase was primarily attributed to improved results from retail natural gas operations in Illinois, which contributed $1.4 million to the increase in margin, with the remaining increase driven by opportunities to enter into structured wholesale natural gas transactions related to an increase in the volatility of the price of natural gas.

•
Spot to forward differential - The natural gas storage cycle had a $0.8 million negative quarter over quarter impact on ESI's margin. For the quarter ended September 30, 2006, the natural gas storage cycle had a $0.1 million negative impact on ESI's natural gas margin, compared to a $0.7 million positive impact on margin for the third quarter of 2005. At September 30, 2006, there was a $4.6 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss) related to the 2006/2007 natural gas storage cycle. This $4.6 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss) related to the 2006/2007 storage cycle is expected to vary with market conditions, but will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.

•
Ohio mass market options - Options utilized to manage supply costs for Ohio mass market customers, which expire in varying months through May 2007, had a $20.0 million negative quarter over quarter impact on ESI's natural gas margin. For the quarter ended September 30, 2006, these options had a $3.3 million negative impact on ESI's natural gas margin (commensurate with declining natural gas prices), compared to a $16.7 million positive impact on margin in the third quarter of 2005 (driven by the dramatic rise in natural gas prices following hurricane induced supply disruptions in the third quarter of 2005). The contracts were utilized to reduce the risk of price movements, customer migration, and changes in consumer consumption patterns. Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts. Full requirements natural gas contracts with ESI's customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.

•
Other mark-to-market activity - Mark-to-market gains on derivatives not previously discussed totaling $16.1 million were recognized in the third quarter of 2006, compared to the recognition of $13.4 million of mark-to-market losses on other derivative instruments in the third quarter of 2005. A significant portion of the difference relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts as well as swaps utilized to mitigate market price risk related to certain natural gas storage contracts. Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments). Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

Overview of Holding Company and Other Segment Operations

Holding Company and Other segment results decreased $3.1 million, from income of $1.5 million for the quarter ended September 30, 2005, to a net loss of $1.6 million for the quarter ended September 30, 2006. The decrease in earnings was driven by an $8.9 million increase in interest expense. The increase in interest expense was driven by an increase in short-term borrowings required to fund the acquisition of natural gas operations in Michigan and Minnesota and working capital requirements at ESI, and was partially offset by interest income generated from loans to these subsidiaries.  Operating expenses increased $1.5 million (including $0.6 million of recognized expenses related to our proposed merger with Peoples Energy). Income taxes recorded increased $0.7 million. These items were partially offset by an $8.0 million increase in other income, $4.9 million of which related to internal interest income (partially offsetting the higher interest expense discussed above). The remaining increase in other income was driven by a $3.5 million increase in pre-tax equity earnings from ATC, from $6.6 million for the quarter ended September 30, 2005, to $10.1 million for the quarter ended September 30, 2006.

Operating Expenses

	Three Months Ended September 30,
WPS Resources' Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$120.4	$117.8	2.2%
Depreciation and decommissioning expense	28.1	23.7	18.6%
Taxes other than income	15.1	11.6	30.2%

Operating and Maintenance Expense

Operating and maintenances expense increased $2.6 million (2.2%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. The components of operating and maintenance expense are as follows:

Operating and maintenance expense at the electric utility segment decreased $7.0 million, from $73.5 million during the third quarter of 2005, to $66.5 million during the third quarter of 2006, driven by the following:

•
WPSC refunded $14.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the third quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds.

•
The net increase in operating and maintenance expense related to Kewaunee, including amortization of various regulatory assets recorded in 2005, was approximately $3 million. Amortization of regulatory assets related to Kewaunee was substantially offset in electric utility revenue.

•	Electric transmission expense increased $2.2 million.
•	Software amortization increased $2.1 million, driven by the recent implementation of a new customer billing system.

Operating and maintenance expense at the gas utility segment increased $14.1 million, from $17.2 million during the third quarter of 2005, to $31.3 million during the third quarter of 2006. The increase in operating and maintenance expense at the gas utility segment was driven by $16.2 million of combined operating and maintenance expense incurred by MGUC (natural gas distribution assets acquired on April 1, 2006) and MERC (natural gas distribution assets acquired on July 1, 2006). Of the $16.2 million of operating and maintenance expense incurred by MGUC and MERC in the third quarter of 2006, $2.3 million related to external transition expenses, primarily for the start up of outsourcing activities and other legal and consulting fees. Offsetting this increase, operating and maintenance expense related to

WPSC's natural gas utility decreased primarily due to a decrease in customer account write-offs, related to a decrease in the price of natural gas compared to the prior year.

Operating and maintenance expense at ESI decreased $6.1 million, from $24.7 million during the quarter ended September 30, 2005, to $18.6 million during the third quarter of 2006, driven primarily by a $4.0 million decrease in compensation expense, as well as a combined $1.7 million decrease in consulting fees and repairs and maintenance expense related to ESI's generation facilities.

The remaining increase in operating and maintenance expense relates to Holding Company and Other Segment operations and was driven by legal and consulting expenses related to business expansion activities, including $0.6 million of recognized expenses related to our proposed merger with Peoples Energy.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense increased $4.4 million (18.6%) for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005, as follows:

	2006	2005	Change
Electric Utility Segment	$16.5	$16.4	1.0%
Gas Utility Segment	8.7	4.4	97.7%
ESI	2.7	2.8	(3.6%)
Holding Company and Other Segment	0.2	0.1	100.0%

The $4.3 million increase in depreciation and decommissioning expense recorded at the gas utility segment was driven by $4.1 million of combined depreciation expense recorded by MGUC and MERC.

Taxes Other Than Income

Taxes other than income recorded by each segment during the third quarter are included in the following table:

	2006	2005	Change
Electric Utility Segment	$10.2	$9.3	9.7%
Gas Utility Segment	4.1	1.5	173.3%
ESI	0.9	0.7	28.6%
Holding Company and Other Segment	(0.1)	0.1	-

Taxes other than income increased $3.5 million (30.2%), primarily driven by $2.3 million of other taxes recorded by MGUC and MERC (mostly related to property taxes) and a $0.9 million increase in gross receipts taxes recorded by the electric utility (driven by an increase in electric utility revenues recorded at WPSC).

Other Income (Expense)

	Three Months Ended September 30,
WPS Resources' Other Income (Expense) (Millions)	2006	2005	Change

Miscellaneous income	$11.4	$9.6	18.8%
Interest expense	(29.1)	(15.6)	86.5%
Minority interest	1.4	1.2	16.7%
Other (expense) income	$(16.3)	$(4.8)	239.6%

Miscellaneous Income

Miscellaneous income increased $1.8 million (18.8%) for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005, driven by a $3.5 million increase in pre-tax equity earnings from ATC. Partially offsetting this increase, ESI's share of operating losses related to its equity method investment in a synthetic fuel facility increased $2.4 million in the third quarter of 2006, compared to the same period in 2005. In the third quarter of 2006, ESI elected to take more production, compared to the third quarter of 2005. This opportunity presented itself after ESI's partners in this facility curtailed their production in 2006. See Note 11, "Commitments and Contingencies," for more information related to ESI's investment in the synthetic fuel facility.

Interest Expense

Interest expense increased $13.5 million (86.5%) for the quarter ended September 30, 2006, compared to the same quarter in 2005, due primarily to an increase in the average amount of short-term debt outstanding and higher short-term interest rates. In 2006, short-term debt was primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, and for working capital requirements at ESI.

Provision for Income Taxes

The effective tax rate was 1.7% for the quarter ended September 30, 2006, compared to 25.0% for the quarter ended September 30, 2005. The decrease in the effective tax rate was driven by an increase in Section 29/45K federal tax credits recognized in the third quarter of 2006, compared to the same quarter in 2005, combined with a decrease in income before taxes for the same period. We recognized Section 29/45K federal tax credits totaling $12.4 million in the third quarter of 2006, compared to $5.5 million in the third quarter of 2005. The increase in Section 29/45K federal tax credits recognized was primarily driven by a decrease in oil prices during the third quarter and the procurement of additional tons of synthetic fuel from our partners in the facility. As a result of the decrease in oil prices, our estimated annual 2006 phase-out percentage decreased from 76% at June 30, 2006, to 43% at September 30, 2006, enabling WPS Resources to record a higher percentage of tax credits related to estimated annual production to be received from the synthetic fuel facility. The decrease in oil hedges also led to a decline in the value of oil options utilitized to protect the value of the tax credits, as discussed above.

For the year ending December 31, 2006, including the projected phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $24 million, excluding the impact of hedging strategies. If no phase-out occurs, then we would expect to recognize approximately $41 million of tax credits in 2006; however, based upon current legislation, oil prices would have to drop considerably during the remainder of the year to avoid any phase-out. For the year ended December 31, 2005, we recognized the benefit of Section 29/45K federal tax credits totaling $26.1 million. See Note 11, "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

Discontinued Operations

Income from discontinued operations (Sunbury) increased $8.0 million, from $3.5 million for the quarter ended September 30, 2005, to $11.5 million for the quarter ended September 30, 2006, driven by an after-tax gain of $12.7 million related to the sale of Sunbury on July 26, 2006 and an approximate $5 million ($3 million after-tax) decrease in operating and maintenance expense as Sunbury was sold early in the third quarter of 2006. Partially offsetting these increases, Sunbury's margin decreased approximately $15 million ($9 million after-tax), driven by less favorable market conditions in the third quarter of 2006, compared to the same quarter in 2005. The average market price of electricity decreased in the third quarter of 2006, compared to the same quarter in 2005.

Nine Months 2006 Compared with Nine Months 2005

WPS Resources Overview

WPS Resources' results of operations for the nine months ended September 30 are shown in the following table:

WPS Resources' Results (Millions, except share amounts)	2006	2005	Change

Income available for common shareholders	$134.5	$138.0	(2.5%)
Basic earnings per share	$3.21	$3.63	(11.6%)
Diluted earnings per share	$3.20	$3.60	(11.1%)

Income available for common shareholders was $134.5 million ($3.20 diluted earnings per share) for the nine months ended September 30, 2006, compared to $138.0 million ($3.60 diluted earnings per share) for the same period in 2005. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail thereafter):

•
Electric utility earnings decreased $2.5 million, from $72.4 million for the nine months ended September 30, 2005, to $69.9 million for the nine months ended September 30, 2006, driven by the negative impact unfavorable weather conditions and residential conservation efforts had on margin, as well as increases in various operating expenses. Partially offsetting this decrease, earnings were positively impacted by the retail electric rate increases at WPSC and UPPCO (discussed above) and also by the positive impact of fuel and purchased power costs that were less than were recovered in rates during the nine months ended September 30, 2006, compared to fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection during the nine months ended September 30, 2005, was primarily due to the impact hurricanes had on natural gas supply in the third quarter of 2005). Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the fourth quarter of 2006, which should negatively impact margin during that period.

•
Results from natural gas utility operations decreased $20.4 million, from earnings of $8.6 million for the nine months ended September 30, 2005, to a net loss of $11.8 million for the same period in 2006. A combined net loss of approximately $16 million related to the results of operations, including transition costs, of MGUC (natural gas distribution assets acquired on April 1, 2006) and MERC (natural gas distribution assets acquired on July 1, 2006). During the nine months ended September 30, 2006, $10.5 million of external pre-tax transition costs were incurred by these natural gas utilities. The net loss recognized at MGUC and MERC in excess of transition costs incurred can be attributed to the seasonal nature of natural gas utility operations. Earnings at WPSC's natural gas utility also decreased, driven by unfavorable weather conditions and customer conservation efforts.

•
ESI's earnings increased $17.6 million, from $54.0 million for the nine months ended September 30, 2005, to $71.6 million for the same period in 2006. Higher earnings were driven by a $35.0 million pre-tax increase in margin (that includes an $8.1 million decrease in mark-to-market gains on derivative instruments used to protect the value of the Section 29/45K tax credits), a $4.1 million after-tax increase in income from discontinued operations, and a $7.1 million pre-tax decrease in operating expenses (primarily related to the recognition of a $9.0 million pre-tax gain on the sale of ESI's Kimball storage field in the second quarter of 2006). These items were partially offset by a $9.2 million pre-tax increase in interest expense (resulting from higher working capital requirements), a $5.0 million pre-tax increase in miscellaneous expense (driven by higher operating losses recognized from ESI's investment in a synthetic fuel production facility related to an increase in production), and a $4.1 million decrease in Section 29/45K federal tax credits recognized from ESI's investment in a synthetic fuel facility.

•
Diluted earnings per share was impacted by the items discussed above as well as an increase of 3.7 million shares (9.7%) in the weighted average number of outstanding shares of WPS Resources' common stock for the nine months ended September 30, 2006, compared to the same period in 2005. A discussion of the increase in diluted shares is included under Results of Operations - WPS Resources, Third Quarter 2006 Compared with Third Quarter 2005.

Overview of Utility Operations

Electric Utility Segment Operations

WPS Resources' Electric Utility	Nine Months Ended September 30,
Segment Results (Millions)	2006	2005	Change

Revenues	$833.8	$782.9	6.5%
Fuel and purchased power costs	408.0	309.9	31.7%
Margins	$425.8	$473.0	(10.0%)

Sales in kilowatt-hours
Residential	2,339.4	2,367.0	(1.2%)
Commercial and industrial	6,442.3	6,514.9	(1.1%)
Wholesale	3,016.4	2,779.9	8.5%
Other	29.7	29.3	1.4%
Total sales in kilowatt-hours	11,827.8	11,691.1	1.2%

Weather - WPSC
Heating degree days - actual	4,345	4,732	(8.2%)
Cooling degree days - actual	518	618	(16.2%)

Electric utility revenue increased $50.9 million (6.5%) for the nine months ended September 30, 2006, compared to the same period in 2005, largely due to the approved annual electric rate increase for WPSC and UPPCO retail electric customers. Electric sales volumes also increased 1.2%, primarily related to an 8.5% increase in sales volumes to wholesale customers due to higher demand, partially offset by a decrease in sales volumes to residential and commercial and industrial customers, which was driven by unfavorable weather conditions during both the heating and cooling seasons during the nine months ended September 30, 2006, compared to the same period in 2005, and customer conservation efforts resulting from recent rate increases.

The electric utility margin decreased $47.2 million (10.0%) for the nine months ended September 30, 2006, compared to the same period in 2005. The decrease in electric utility margin was driven by a $49.7 million (11.4%) decrease in WPSC's electric margin, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Partially offsetting this decrease, UPPCO's margin increased slightly, driven by its first retail electric rate increase since 2002. Excluding the $51.8 million increase in fixed payments made to Dominion Energy Kewaunee during the nine months ended September 30, 2006, WPSC's electric utility margin increased $2.1 million. The increase in WPSC's margin (excluding the increase in fixed payments to Dominion) was driven by the positive impact of fuel and purchased power costs that were less than were recovered in rates during the nine months ended September 30, 2006, compared to fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact the 2005 hurricanes had on natural gas supply). Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the fourth quarter of 2006, which should negatively impact margin during that period. The rate increase and higher wholesale electric sales volumes also had a positive impact on margin. Partially offsetting these increases, the margin was negatively impacted by a decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning trust fund to customers ($44.0 million of proceeds received from the liquidation of this fund were refunded to customers during the nine months ended September 30, 2006). Pursuant to regulatory accounting, the decrease in margin related to this refund was substantially offset by a corresponding decrease in operating and maintenance expense as explained below and, therefore, did not have a significant impact on earnings. The unfavorable weather conditions during both the heating and cooling seasons, as well as residential customer conservation efforts also negatively impacted margin.

Gas Utility Segment Operations

WPS Resources'	Nine Months Ended September 30,
Gas Utility Segment Results (Millions)	2006	2005	Change

Revenues	$379.7	$336.2	12.9%
Purchased gas costs	268.3	247.1	8.6%
Margins	$111.4	$89.1	25.0%

Throughput in therms
Residential	178.2	162.4	9.7%
Commercial and industrial	102.8	91.6	12.2%
Interruptible	20.8	28.0	(25.7%)
Interdepartmental	17.8	63.7	(72.1%)
Transport	417.2	254.2	64.1%
Total sales in therms	736.8	599.9	22.8%

Weather - WPSC
Heating degree days - actual	4,345	4,732	(8.2%)
Cooling degree days - actual	518	618	(16.2%)

Natural gas utility revenue increased $43.5 million (12.9%) for the nine months ended September 30, 2006, compared to same period in 2005, due to the acquisition by MGUC of natural gas distribution operations in Michigan on April 1, 2006, and the acquisition by MERC of natural gas distribution operations in Minnesota on July 1, 2006. These acquisitions contributed a combined $70 million to natural gas utility revenue and 233 million therms to natural gas throughput volumes during the nine months ended September 30, 2006. WPSC's natural gas utility revenue was $310.2 million for the nine months ended September 30, 2006, compared to $336.2 million for the same period in the prior year. Lower natural gas revenues at WPSC were driven by a 16.0% decrease in natural gas throughput volumes, primarily related to a 72.1% decrease in natural gas throughput volumes to the electric utility and a 10.7% decrease in throughput volumes to residential and commercial and industrial customers. The decrease in throughput volumes to the electric utility resulted from a decrease in the need for the electric utility to run its peaker generation units due to unfavorable weather conditions during the nine months ended September 30, 2006, compared to the same period in 2005, and higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential and commercial and industrial customers was also driven by unfavorable weather conditions compared to the same period in 2005, and customer conservation efforts. Customers were taking measures to conserve energy as a result of the high natural gas prices. Partially offsetting these decreases was an increase in the per-unit cost of natural gas and the rate increase at WPSC. Natural gas costs were 18.3% higher (on a per-unit basis) during the nine months ended September 30, 2006, compared to the same period in 2005.

The natural gas utility margin increased $22.3 million (25.0%) for the nine months ended September 30, 2006, compared to the same period in 2005. The combined margin provided by MGUC and MERC was approximately $24 million, while WPSC's natural gas utility margin decreased $1.8 million. At WPSC, a decrease in throughput volumes to higher margin residential, and commercial and industrial customers (discussed above) was partially offset by the rate increase.

Overview of ESI Operations

	Nine Months Ended September 30,
(Millions except natural gas sales volumes)	2006	2005	Change

Nonregulated revenues	$3,863.9	$3,413.9	13.2%
Nonregulated cost of fuel, natural gas, and purchased power	3,702.2	3,287.2	12.6%
Margins	$161.7	$126.7	27.6%
Margin Detail
Electric and other margins (other margins mostly relate to mark-to market and realized gains on oil options of $6.7 million during the nine months ended September 30, 2006, compared to mark-to-market and realized gains on oil hedges of $14.8 million during the same period in 2005)	$77.7	$72.7	6.9%
Natural gas margins	$84.0	$54.0	55.6%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	41,295.9	32,488.8	27.1%
Retail electric sales volumes in kilowatt-hours	4,433.6	6,219.2	(28.7%)
Wholesale natural gas sales volumes in billion cubic feet	240.4	202.7	18.6%
Retail natural gas sales volumes in billion cubic feet	283.2	243.0	16.5%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours	939.4	1,385.1	(32.2%)
Retail electric sales volumes in kilowatt-hours	3,232.8	5,142.2	(37.1%)
Wholesale natural gas sales volumes in billion cubic feet	224.2	194.3	15.4%
Retail natural gas sales volumes in billion cubic feet	247.0	202.4	22.0%

ESI's revenues increased $450.0 million (13.2%) for the nine months ended September 30, 2006, compared to the same period in 2005, primarily driven by increased natural gas prices in the first half of the year, and higher retail and wholesale natural gas volumes. These increases were partially offset by lower retail electric volumes.

ESI's margin increased $35.0 million (27.6%), from $126.7 million for the nine months ended September 30, 2005, to $161.7 million for the nine months ended September 30, 2006. The strong performance of ESI's wholesale electric operations in 2005 continued in 2006. ESI's wholesale natural gas operations benefited from volatile natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas throughout most of the year). Many other items also contributed to the year-over-year net increase in margin and, as a result, a table has been provided to summarize significant changes. All variances depicted in the table are discussed in more detail below the table.

(Millions)	Increase (Decrease) in Margin for the Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Electric and other margins
Realized and unrealized gains on structured origination contracts	$8.6
Realized retail electric margin	(3.2)
Other wholesale electric operations	27.0

Other significant items:
Oil option activity, net	(8.1)
Retail mark-to-market activity	(15.6)
Unrealized gains on non-qualifying hedges	2.0
Increased costs related to the liquidation of an electric supply contract in 2005	(5.7)
Net increase in electric and other margins	$5.0

Natural gas margins
Realized natural gas margins (primarily wholesale)	$13.5

Other significant items:
Spot to forward differential	5.6
Ohio mass market options	(21.8)
Other mark-to-market activity	32.7
Net increase in natural gas margins	$30.0

Total increase in ESI's margin	$35.0

ESI's electric and other margins increased $5.0 million (6.9%) for the nine months ended September 30, 2006, compared to the nine months ended in 2005. The following items were the most significant contributors to the net change in ESI's electric and other margins:

•
Realized and unrealized gains on structured origination contracts - ESI's electric and other margin increased $8.6 million for the nine months ended September 30, 2006, compared to the same period in 2005, due to realized and unrealized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and Northeastern United States. These origination contracts were not in place in 2005. ESI continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise.

•
Retail electric operations - The realized margin from retail electric operations decreased $3.2 million, driven by a $7.7 million decrease in margin from retail electric operations in Ohio and a $2.4 million decrease in margin from retail electric operations in northern Maine. These increases were partially offset by a $4.4 million increase in margin from retail electric operations in Michigan and a $1.9 million combined increase in margin from retail electric operations in Texas and Illinois. The decrease in margin from retail electric operations in northern Maine was driven by higher supply costs tied to rising diesel fuel prices. A portion of the electricity purchased by ESI to supply customers in northern Maine is derived from burning wood chips. The cost to transport wood chips as well as the operating costs of the machine utilized to make the wood chips are negatively impacted by rising diesel fuel prices. ESI shares in this diesel fuel exposure with the generation supplier. For explanations related to the other items comprising the year-to-date variance, see Results of Operations - WPS Resources, Third Quarter 2006 Compared with Third Quarter 2005

•
Other wholesale electric operations - A $27.0 million increase in margin from other wholesale electric operations was driven by an increase in net realized and unrealized gains related to trading activities utilized to optimize the value of ESI's merchant generation fleet and customer supply portfolios. For more information related to this increase, see the previous discussion under Results of Operations - WPS Resources, Third Quarter 2006 Compared with Third Quarter 2005.

•
Oil option activity, net - A decrease in mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of ESI's Section 29/45K federal tax credits in 2006 and 2007, contributed $8.1 million to the decrease in its electric and other margin. For more information related to this oil option activity, see the previous discussion under Results of Operations - WPS Resources, Third Quarter 2006 Compared with Third Quarter 2005.

•
Retail mark-to-market activity - Retail mark-to-market activity contributed a $15.6 million decrease to the electric and other margin for the nine months ended September 30, 2006, compared to the same period in 2005. For the nine months ended September 30, 2005, $7.1 million of mark-to-market gains were recognized on retail electric customer supply contracts, compared to $8.5 million of mark-to-market losses recognized on these contracts in the same period of 2006. For more information related to retail mark-to-market activity, see the previous discussion under Results of Operations - WPS Resources, Third Quarter 2006 Compared with Third Quarter 2005.

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

•
Increased costs related to the liquidation of an electric supply contract in 2005 - In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that ESI liquidate a firm contract to buy power in 2006 and 2007. The liquidation of this contract had a $5.7 million negative impact on the electric and other margin for the nine months ended September 30, 2006, resulting from higher purchased power costs recorded under the new supply contract.

The natural gas margin at ESI increased $30.0 million (55.6%) for the nine months ended September 30, 2006, compared to the same period in 2005. The following items were the most significant contributors to the change in ESI's natural gas margin:

•
Realized natural gas margins (primarily wholesale) - Realized natural gas margins increased $13.5 million for the nine months ended September 30, 2006, compared to the same period in the prior year. The majority of this increase was due to an increase in structured wholesale natural gas transactions related to an increase in the volatility of the price of natural gas as well as high natural gas storage spreads during most of 2006.

•
Spot to forward differential - The natural gas storage cycle had a $5.6 million positive period over period impact on ESI's margin. For the nine months ended September 30, 2006, the natural gas storage cycle had a $1.2 million positive impact on ESI's natural gas margin, compared to a $4.4 million negative impact on margin for the same period of 2005.

•
Ohio mass market options - Options utilized to manage supply costs for Ohio mass market customers, which expire in varying months through May 2007, had a $21.8 million negative period over period impact on ESI's natural gas margin. For the nine months ended September 30, 2006, these options had a $5.9 million negative impact on ESI's natural gas margin, compared to a $15.9 million positive impact on margin for the nine months ended September 30, 2005. These contracts are discussed in more detail under Results of Operations - WPS Resources, Third Quarter 2006 Compared with Third Quarter 2005.

•
Other mark-to-market activity - Mark-to-market gains on derivatives not previously discussed totaling $18.9 million were recognized for the nine months ended September 30, 2006, compared to the recognition of $13.8 million of mark-to-market losses on other derivative instruments during the same period in 2005. A discussion of the mark-to-market gains and losses on these other derivative instruments is included under Results of Operations - WPS Resources, Third Quarter 2006 Compared with Third Quarter 2005.

Overview of Holding Company and Other Segment Operations

Earnings at the Holding Company and Other segment increased $1.8 million, from $3.0 million for the nine months ended September 30, 2005, to $4.8 million for the nine months ended September 30, 2006, driven by a $27.3 million increase in other income, primarily related to an $11.1 million increase in pre-tax earnings from ATC, a $9.4 million increase in internal interest income (primarily from increased borrowings by ESI, MERC, and MGUC, which was offset by a related increase in interest expense discussed below), and a $6.2 million pre-tax gain recognized from the sale of our one-third interest in Guardian Pipeline, LLC. Pre-tax equity earnings from ATC increased to $28.8 million for the nine months ended September 30, 2006, from $17.7 million for the same period in 2005. These items were partially offset by a $16.1 million pre-tax increase in interest expense. Higher interest expense was driven by an increase in short-term borrowings to fund the acquisition of natural gas operations in Michigan and Minnesota, and working capital requirements at ESI, and was partially offset by interest income generated from loans to these subsidiaries (discussed above). Operating expenses increased $5.2 million (primarily related to business expansion activities). The effective tax rate also increased.

Operating Expenses

	Nine Months Ended September 30,
WPS Resources' Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$371.6	$378.9	(1.9%)
Depreciation and decommissioning expense	77.7	119.5	(35.0%)
Taxes other than income	42.3	35.4	19.5%

Operating and Maintenance Expense

Operating and maintenances expenses decreased $7.3 million (1.9%) for the nine months ended September 30, 2006, compared to the same period in 2005. The components of operating and maintenance expense are as follows:

Operating and maintenance expense at the electric utility segment decreased $42.5 million, from $254.2 million during the nine months ended September 30, 2005, to $211.7 million during the same period in 2006, driven by the following:

•
WPSC refunded $44.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the third quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds.

•
Operating and maintenance expense related to the Kewaunee nuclear plant decreased approximately $19 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expense related to Kewaunee did not have a significant impact on income available for common shareholders as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
Excluding Kewaunee, maintenance expenses at the electric utility segment were up $4.2 million. Planned maintenance was required on certain combustion turbines, and maintenance expense related to electric distribution assets also increased.

•	Software amortization increased $4.5 million, driven by the recent implementation of a new customer billing system.
•
Customer account and services expense increased $4.3 million, driven by an increase in consulting fees and other costs related to the recent implementation of a new customer billing system and also due to increased customer account write-offs.

•	Electric transmission expense increased $2.6 million.

Operating and maintenance expense at the gas utility segment increased $37.0 million, from $51.7 million during the nine months ended September 30, 2005, to $88.7 million during the same period in 2006. The increase in operating and maintenance expense at the gas utility segment was driven by $36.9 million of combined operating and maintenance expense incurred by MGUC and MERC. Of the $36.9 million of operating and maintenance expense incurred by MGUC and MERC during the nine months ended September 30, 2006, $10.5 million related to external transition expenses, primarily for the start up of outsourcing activities and other legal and consulting fees.

Operating and maintenance expense at ESI decreased $7.1 million, from $68.0 million during the nine months ended September 30, 2005, to $60.9 million during the nine months ended September 30, 2006, driven primarily by a $9.0 million pre-tax gain recognized on the sale of ESI's Kimball storage field in the second quarter of 2006. This gain was partially offset by higher payroll and benefit costs related to business expansion activities.

The remaining increase in operating and maintenance relates to Holding Company and Other Segment operations and was driven by legal and consulting expenses related to business expansion activities.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $41.8 million (35.0%) for the nine months ended September 30, 2006, compared to the same period in 2005, as follows:

	2006	2005	Change
Electric Utility Segment	$49.4	$97.6	(49.4%)
Gas Utility Segment	19.8	12.9	53.5%
ESI	8.3	8.7	(4.6%)
Holding Company and Other Segment	0.2	0.3	(33.3%)

The $48.2 million period-over-period decrease in depreciation expense at the electric utility segment was driven by approximately $41 million of decommissioning expense that was recorded during the nine months ended September 30, 2005, compared to no decommissioning expense recorded in 2006, and a $10.2 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Other Income (Expense)" below). Continued capital investment at the electric utility partially offset the overall decrease in depreciation and decommissioning expense.

The $6.9 million period-over-period increase in depreciation expense at the gas utility segment was driven by $5.9 of depreciation expense recorded at MGUC and MERC during the nine months ended September 30, 2006. Continued capital investment at WPSC's natural gas utility also contributed to the increase in depreciation and decommissioning expense.

Taxes Other Than Income

Taxes other than income recorded by each segment during the nine months ended September 30 are included in the following table:

	2006	2005	Change
Electric Utility Segment	$31.0	$28.6	8.4%
Gas Utility Segment	8.5	4.5	88.9%
ESI	2.6	2.1	23.8%
Holding Company and Other Segment	0.2	0.2	-

Taxes other than income increased $6.9 million (19.5%), primarily driven by $3.3 million of taxes other than income recorded by MGUC and MERC, primarily related to property taxes and a $2.4 million increase in taxes other than income recorded by the electric utility, driven by an increase in gross receipts tax that resulted from an increase in electric utility revenue.

Other Income (Expense)

	Nine Months Ended September 30,
WPS Resources' Other Income (Expense) (Millions)	2006	2005	Change

Miscellaneous income	$34.3	$62.8	(45.4)%
Interest expense	(69.6)	(45.6)	52.6%
Minority interest	3.8	3.4	11.8%
Other (expense) income	$(31.5)	$20.6	-

Miscellaneous Income

Miscellaneous income decreased $28.5 million (45.4%) for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The decrease in miscellaneous income was driven by approximately $41 million of realized gains on nuclear decommissioning trust assets recorded during the nine months ended September 30, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to these realized gains was substantially offset by a corresponding increase in decommissioning expense in 2005. Miscellaneous income was also negatively impacted by a $6.4 million increase in ESI's share of operating losses related to its equity method investment in a synthetic fuel facility. See Note 11, "Commitments and Contingencies," for more information related to ESI's investment in the synthetic fuel facility. The decreases discussed were partially offset by an $11.1 million increase in pre-tax equity earnings from ATC and a $6.2 million pre-tax gain recognized from the sale of WPS Resources' one-third interest in Guardian Pipeline, LLC.

Interest Expense

Interest expense increased $24.0 million (52.6%) for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to an increase in the average amount of short-term debt outstanding and higher short-term interest rates. During 2006, short-term debt was primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, and for working capital requirements at ESI.

Provision for Income Taxes

The effective tax rate was 26.6% for the nine months ended September 30, 2006, compared to 22.1% for the nine months ended September 30, 2005. The increase in the effective tax rate was driven by a decrease in Section 29/45K federal tax credits recognized for the nine months ended September 30, 2006, compared to the same period in 2005. Our ownership interest in a synthetic fuel operation, along with the procurement of additional tons of synthetic fuel from our partners in this operation in 2006, resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $20.0 million for the nine months ended September 30, 2006, compared to $24.1 million for the same period in 2005. The decrease in Section 29/45K federal tax credits recognized was driven by the impact high oil prices may have on our ability to realize the benefit of Section 29/45K federal tax credits.

At September 30, 2006, based upon estimated annual average oil prices, we anticipate that approximately 43% of the 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out. WPS Resources estimates that an additional $14 million of tax credits would have been recognized related to its ownership interest in the synthetic fuel operation (including the additional tons procured) during the nine months ended September 30, 2006, absent the projected tax credit phase-out. See Note 11, "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

Discontinued Operations

Income from discontinued operations (Sunbury) increased $4.1 million, from $3.0 million for the nine months ended September 30, 2005, to $7.1 million for the same period in 2006. The increased income was driven by an after-tax gain of $12.7 million related to the sale of Sunbury on July 26, 2006, and a $10.7 million ($6.4 million after-tax) decrease in interest expense, partially offset by a 23.6 million ($14.2 million after-tax) decrease in gross margin from operations and a $3.7 million ($2.2 million after-tax) increase in operating and maintenance expense related to operations. The decrease in interest expense was driven by $9.1 million of interest expense recognized in the second quarter of 2005 related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation in addition to the recognition of interest expense on the non-recourse debt prior to the restructuring of this debt in the second quarter of 2005. The restructuring of the Sunbury debt to a WPS Resources obligation in June 2005 triggered the recognition of interest expense equivalent to the mark-to-market value of the swap at the date of restructuring. Gross margin decreased as a result of the higher cost of fuel and emission allowances combined with lower energy prices. Since the sale of its allocated emission allowances in the second quarter of 2005, Sunbury purchased emission allowances required for operation at market prices. In the second quarter of 2005, Sunbury recognized a pre-tax gain of $85.9 million from the sale of its allocated emission allowances, which was substantially offset by an impairment loss of $80.6 million related to the Sunbury plant. The net $5.3 million pre-tax gain resulting from these items in the second quarter of 2005, in addition to increased maintenance expense at Sunbury in 2006, drove the period-over-period increase in operating and maintenance expense.

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

Operating Cash Flows

During the nine months ended September 30, 2006, net cash provided by operating activities was $78.5 million, compared with $202.6 million for the same period in 2005. The $124.1 million decrease in net cash provided by operating activities was driven by a $210.7 million increase in cash required to fund working capital requirements, primarily due to an increase in natural gas inventories and a decrease in accounts payable at ESI from December 31, 2005, to September 30, 2006. The increase in natural gas inventories at ESI was related to an increase in structured wholesale natural gas transactions in 2006 due to opportunities provided by an increase in the volatility of the price of natural gas and wide natural gas storage spreads. The decrease in accounts payable was driven by lower natural gas prices in the third quarter of 2006, compared to the same quarter in 2005. Partially offsetting these decreases was an increase in cash provided by accounts receivable, also driven by a decrease in natural gas prices for the quarter ended September 30, 2006, compared to the same quarter in 2005.

Investing Cash Flows

Net cash used for investing activities was $916.8 million during the nine months ended September 30, 2006, compared to $99.2 million during the same period in 2005. The increase was primarily due to $665.6 million of cash paid in 2006 for the acquisition of the Michigan and Minnesota natural gas distribution operations from Aquila, $112.5 million of proceeds received in 2005 related to the sale of Kewaunee, and $127.1 million of proceeds received in 2005 from the liquidation of the related non-qualified decommissioning trust. The increase in cash used for investing activities was partially offset by a decrease in capital expenditures at WPSC (discussed below), proceeds of $38.5 million received in 2006 from the sale of the company's one-third interest in Guardian Pipeline, LLC, and proceeds of $19.9 million received in 2006 from the sale of WPS ESI Gas Storage, LLC.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

(Millions)	2006	2005

Electric utility	$213.4	$264.6
Gas utility	36.9	25.2
ESI	5.5	3.0
Other	(0.5)	0.3
WPS Resources consolidated	$255.3	$293.1

The decrease in capital expenditures at the electric utility for the nine months ended September 30, 2006, compared to the same period in 2005, is mainly due to lower capital expenditures associated with the construction of Weston 4, as a result of the sale of a 30% interest in the project to DPC in the fourth quarter of 2005. Weston 4 is expected to be commercially operational by June 2008.

Financing Cash Flows

Net cash provided by financing activities was $803.5 million during the nine months ended September 30, 2006, compared to net cash used for financing of $195.2 million during the same period in 2005. The change was primarily attributed to a $933.9 million increase in short-term debt during the first nine months of 2006, compared to the same period in 2005. Cash receipts of $139.6 million for the settlement of the forward equity sale agreement also contributed to the increase. These funds were used primarily for the acquisitions of the natural gas distribution operations in Michigan and Minnesota, construction expenditures related to Weston 4, working capital requirements at ESI, and for other general corporate purposes.

Significant Financing Activities

WPS Resources had outstanding commercial paper borrowings of $888.3 million and $138.0 million at September 30, 2006, and 2005, respectively.

WPS Resources had other outstanding short-term debt of $168.6 million and $10.0 million as of September 30, 2006, and 2005, respectively. Of the $168.6 million, $158.6 million relates to ESI and $10.0 million relates to WPSC. In April 2006, ESI entered into a $150 million 364-day credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by WPS Resources. As of September 30, 2006, the entire $150 million available under the credit agreement was utilized by ESI.

In the first nine months of 2006 and 2005, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $18.6 million and $23.7 million for the nine months ended September 30, 2006, and 2005, respectively. Equity also increased $139.6 million in 2006 due to the physical settlement of the equity forward agreement in May 2006 (see below). WPS Resources did not repurchase any existing common stock during the nine months ended September 30, 2006, or 2005.

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

In July 2006, Standard & Poor's placed all of WPS Resources' and WPSC's credit ratings on CreditWatch with negative implications as a result of WPS Resources' announcement that it signed a definitive merger agreement with Peoples Energy. Standard & Poor's stated that the CreditWatch listing on WPS Resources reflects concerns that the company's credit profile will be pressured by several post-merger factors, including a challenging Illinois regulatory environment, heightened exposure to energy marketing activities, exposure to the volatile oil and gas exploration and production sector, higher leverage at Peoples Energy, and a commitment to increase the dividend paid to current WPS Resources shareholders.

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

Discontinued Operations

Net cash provided by discontinued operations was $38.9 million during the nine months ended September 30, 2006, compared to $79.2 million during the same period in 2005. The decrease in cash provided by discontinued operations was driven by $110.9 million of proceeds received from the sale of Sunbury's allocated emission allowances during the nine months ended September 30, 2005, partially offset by $34.1 million of proceeds received from the sale of Sunbury in the third quarter of 2006.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of September 30, 2006 (Millions)	Total Amounts Committed	2006	2007-2008	2009-2010	2011 and Thereafter

Long-term debt principal and interest payments	$1,208.2	$15.4	$111.7	$312.4	$768.7
Operating lease obligations	21.8	1.3	8.0	5.4	7.1
Commodity purchase obligations	8,278.9	1,480.0	4,637.9	1,118.1	1,042.9
Purchase orders	438.0	320.2	117.7	0.1	-
Capital contributions to equity method investment	161.4	-	105.3	36.8	19.3
Other	389.2	43.2	65.3	53.1	227.6
Total contractual cash obligations	$10,497.5	$1,860.1	$5,045.9	$1,525.9	$2,065.6

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Energy supply contracts at ESI included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. WPSC, UPPCO, MGUC and MERC expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Capital contributions to equity method investment consist of our commitment to fund a portion of ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line together with ATC. Other mainly represents expected pension and postretirement funding obligations.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be $842 million in the aggregate for the 2006 through 2008 period. The largest of these expenditures is for the construction of Weston 4. WPSC is expected to incur costs of approximately $280 million from 2006 through 2008 related to its 70% ownership interest in this facility.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs. In November 2005, DPC purchased a 30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale. WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project. WPSC will have a larger than 70% interest in these common facilities. DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant. As of September 30, 2006, WPSC has incurred a total cost of $407.9 million related to its ownership interest in the project. In addition to the costs discussed above, WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $68.3 million to fund construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur by June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period 2006 through 2008 include approximately $341 million of distribution projects (including replacement of utility poles, transformers, meters, etc.), environmental projects of approximately $102 million, other expenditures at WPSC generation plants to ensure continued reliability of these facilities of approximately $59 million, and corporate services infrastructure projects of approximately $44 million.

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC. WPS Resources committed to fund 50% of total project costs incurred up to $198 million. WPS Resources will receive additional equity in ATC in exchange for the project funding. WPS Resources may terminate funding if the project extends beyond January 1, 2010. The total cost of the project is estimated at $420.3 million and it is expected that the line will be completed and placed in service in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to 50% of the revised cost estimate. However, WPS Resources' future funding of the line will be reduced by the amount funded by Allete, Inc. Allete has exercised its option to fund a portion of the Wausau to Duluth transmission line. WPS Resources and Allete agreed that Allete will fund up to $60 million of future capital calls for the line. Considering this, for the period January 2006 through the completion of the line in 2008, WPS Resources expects to fund up to approximately $78 million for its portion of the Wausau to Duluth transmission line.

WPS Resources expects to provide additional capital contributions to ATC of approximately $63 million for the period 2006 through 2008 for other projects.

UPPCO is expected to incur construction expenditures of about $48 million in the aggregate for the period 2006 through 2008, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

MGUC is expected to incur construction expenditures of approximately $26 million in the aggregate for the period 2006 through 2008, primarily for natural gas mains, maintenance, and miscellaneous expenses.

MERC is expected to incur construction expenditures of approximately $46 million in the aggregate for the period 2006 through 2008, primarily for natural gas mains, maintenance, and miscellaneous expenses.

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

Capital Resources

As of September 30, 2006, both WPS Resources and WPSC were in compliance with all of the covenants under their lines of credit and other debt obligations.

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

In June 2006, WPS Resources entered into an unsecured $500 million 5-year credit agreement. This revolving credit facility replaced the $300 million bridge credit facility discussed below and is in addition to the previously existing credit facility which also has a borrowing capacity of $500 million, bringing WPS Resources' total borrowing capacity under its general credit agreements to $1 billion. Both credit facilities back WPS Resources' commercial paper borrowing programs and most letters of credit. The first credit line was entered into in June 2005, and is an unsecured $500 million 5-year credit agreement. In June 2005, WPSC also entered into a 5-year credit facility for $115 million to replace its former 364-day credit facility for the same amount. This credit line is used to back 100% of WPSC's commercial paper borrowing programs and letters of credit for WPSC. As of September 30, 2006, there was a total of $449.5 million available under WPS Resources' general credit lines, including $13.4 million available under WPSC's general credit line.

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

In April 2006, ESI entered into a $150 million 364-day credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by WPS Resources. As of September 30, 2006, the entire $150 million available under the credit agreement was utilized by ESI.

In November 2005, WPS Resources entered into two unsecured revolving credit agreements of $557.5 million and $300 million with J.P. Morgan Chase Bank, N.A. and Bank of America, N.A. As discussed above, the $500 million 5-year credit agreement entered into in June 2006 replaced the $300 million bridge credit facility. The $557.5 million credit facility is a bridge facility intended to backup commercial paper borrowings related to the purchase of the natural gas distribution operations in Michigan and Minnesota. The capacity under the $557.5 million bridge facility is reduced by the amount of proceeds from any long-term financing WPS Resources completes, with the exception of proceeds received from the November 2005 equity offering. On March 31, 2006, WPS Resources issued $269.5 million of commercial paper supported by the $557.5 million bridge credit facility to purchase the natural gas distribution operations in Michigan. On May 10, 2006, as a result of WPS Resources physical settlement of its forward equity agreement (and issuing 2.7 million shares of common stock upon settlement), the $557.5 million facility was reduced to $417.9 million. This credit agreement will be further reduced as permanent or replacement financing is secured. The $417.9 million credit agreement matures on September 5, 2007, and has representations and covenants that are similar to those in WPS Resources' general credit facilities. On June 30, 2006, WPS Resources issued $288.0 million of commercial paper supported by the remainder of the $417.9 million credit facility and the general credit facilities, to purchase the natural gas distribution operations in Minnesota. See Note 5, "Acquisitions and Sales of Assets," for more information related to the acquisitions of the natural gas distribution operations in Michigan and Minnesota.

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

Regulatory Matters and Rate Trends

Under the prevailing Wisconsin fuel rules, WPSC's 2006 electric rates are subject to adjustment when electric generation fuel and purchased power costs fall outside of a pre-determined band. This band was set at +2.0% and -0.5%, for 2006 by the PSCW. On March 8, 2006, the PSCW filed a notice of proceeding to review fuel rates as WPSC fuel costs were below the 0.5% limit. On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January through March 2006 as well as the projected fuel savings in April through June 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. A current regulatory liability of $7.0 million has been recorded at September 30, 2006, and $8.7 million and $13.3 million was refunded to customers for the three and nine months ended September 30, 2006, respectively, related to the stipulation agreement. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost saving. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Rates remain subject to refund under the agreement through the end of the year. Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the fourth quarter, which should negatively impact margins during that period.

To mitigate the risk of the potential for unrecoverable generation fuel costs in 2006 and beyond due to natural gas market price volatility, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

In WPSC's 2006 retail electric rate proceeding, the PSCW applied a "financial harm" test when considering the rate recovery of certain deferred costs previously authorized for accounting purposes. While the application of a financial harm test is authorized, the PSCW has not applied it in the past when considering the rate recovery of costs that were previously authorized for deferral. In WPSC's 2006 rate proceeding, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee. The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee. None of these disallowed costs were found to be imprudent by the PSCW. Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at September 30, 2006, will be able to be collected from ratepayers.

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

Energy Efficiency and Renewables Act

In March 2006, Wisconsin Governor Doyle signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015. The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs. Administrative rules are currently being drafted, and the Act is expected to take effect on July 1, 2007. As of September 30, 2006, approximately 4% of WPS Resources' generation is from renewable sources. WPS Resources continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.

Industry Restructuring - Michigan

Under the current Electric Choice program in Michigan, ESI established itself as a significant supplier to the industrial and commercial markets. However, prolonged high wholesale energy prices coupled with approved tariff changes for the regulated utilities have almost eliminated the savings customers can obtain from contracting with non-utility suppliers. As a result, many customers have returned to the bundled tariff service of the incumbent utilities. The high wholesale energy prices and tariff changes have caused a reduction in new business and renewals for ESI. ESI's Michigan retail electric business for the third quarter of 2006 declined to less than one--fourth the peak megawatts it was in 2005, and earnings contributed by Michigan retail electric operations in 2006 have been minimal. However, both Detroit Edison and Consumers Energy have initiated proceedings before the MPSC for rate increases relating to the recovery of substantial power supply costs incurred but not included in rates in 2005. Market prices for power have also declined significantly over the past three months, further reducing the benefit that regulated utility customers have experienced. The combination of lower market prices and potentially increasing utility rates could create the necessary conditions for customers to once again contract with non-utility suppliers.

The status of Michigan's electric markets and more specifically the MPSC's Capacity Needs Report of January 3, 2006, have been the subject of hearings in both the Senate and House Energy Committees. In addition, on April 6, 2006, Governor Granholm issued an Executive Directive instructing MPSC Chair Peter Lark to complete a state energy plan no later than December 31, 2006. If legislation rolling back the Electric Choice market is enacted, it could diminish the benefits of competitive supply for Michigan business customers. The impact on ESI of all the above, coupled with the volatile wholesale power market could range from significantly increasing Michigan business to a possible decision by ESI to exit Michigan's retail electric market and redirect resources to more vibrant markets. However, it is unlikely that the most significant stakeholder, the customer, will stand for any set of outcomes that eradicates Electric Choice. ESI is actively participating in the legislative and regulatory process in order to protect its interests in Michigan.

Expansion of Operations into Texas

Historically, ESI concentrated its retail activities in the northeastern quadrant of the United States and the adjacent portion of Canada. In the fourth quarter of 2005, ESI began developing a product offering in the Texas retail electric market. ESI previously had a market presence in Houston with natural gas producer services originators. Texas has a thriving market structure (unencumbered by a regulated offering that is not market based) which has one of the most successful consumer choice programs in the country. In the first half of 2006, ESI focused on developing systems, processes, services, products, and controls and signed its initial Texas retail electric customers in May 2006. ESI continues to sign up new enrollments and started to deliver power to customers in the Texas market in July 2006. Expansion into the Texas market offers an opportunity to leverage the infrastructure and capability ESI developed to provide products and services that it believes customers will value.

Seams Elimination Charge Adjustment

For a discussion of SECA, see the Note 17, "Regulatory Environment," in the Condensed Notes to Financial Statements.

Income Taxes

-Section 29/45K Federal Tax Credits-

For a discussion of Section 29/45K federal tax credits, see the Note 11, "Commitments and Contingencies," in the Condensed Notes to Financial Statements.

-Peshtigo River Land Donation-

In 2004, WPS Resources submitted a request to have the Internal Revenue Service (IRS) conduct a pre-filing review of a tax position related to its 2004 tax return. The tax position is related to the value of the Peshtigo River land donated to the WDNR in 2004, for which WPS Resources recorded a $4.1 million income tax benefit. In August 2006, the IRS finished a limited issue focused examination of the 2004 WPS Resources consolidated tax return, which covered several issues, including the Peshtigo River Land donation. The IRS denied the donation deduction and issued a 30-day letter granting WPS Resources the right to appeal its determination. WPS Resources filed its protest of the IRS' examination changes on September 22, 2006. We still believe our position is appropriate and will continue to pursue this matter.

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

MISO participants offer their generation and bid their customer load into the market on an hourly basis. This results in net receipts from, or net obligations to, MISO for each hour of each day. MISO aggregates these hourly transactions and currently provides updated settlement statements which may reflect billing adjustments and result in an increase or decrease to the net receipt from or net obligation to MISO. The billing adjustments may or may not be recovered through the rate recovery process. Market participants may dispute the updated settlement statements and related charges. At the end of each month, the amount due from or payable to MISO is estimated for those operating days where a 7-day settlement statement is not yet available. Thus, significant changes in the estimates and new information provided by MISO in subsequent settlement statements or through tariff interpretation changes could have a material impact on our results of operations with adjustments back to the start of the market.

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

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas and oil pricing is the settled forward price curve of the NYMEX and the ICE. Basis pricing is derived from published indices and documented broker quotes. ESI bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of ESI's assets and liabilities from risk management activities for the nine months ended September 30, 2006.

ESI Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total

Fair value of contracts at December 31, 2005	$23.6	$8.2	$29.8	$61.6
Less: Contracts realized or settled during period	11.1	40.4	18.0	69.5
Plus: Changes in fair value of contracts in existence at September 30, 2006	12.9	116.6	27.1	156.6
Fair value of contracts at September 30, 2006	$25.4	$84.4	$38.9	$148.7

The fair value of contracts at December 31, 2005, and September 30, 2006, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period includes the value of contracts in existence at December 31, 2005, that were no longer included in the net mark-to-market assets as of September 30, 2006, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133. Changes in fair value of contracts in existence at September 30, 2006, includes unrealized gains and losses on contracts that existed at December 31, 2005, and contracts that were entered into subsequent to December 31, 2005, which are included in ESI's portfolio at September 30, 2006, as well as gains and losses at the inception of contracts when a liquid market exists. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts (generally for contracts with a duration of less than five years). The table below shows the sources of fair value and maturity of ESI's risk management instruments.

ESI Risk Management Contract Aging at Fair Value As of September 30, 2006 (Millions)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Prices actively quoted	$60.6	$24.0	$5.0	$1.2	$90.8
Prices provided by external sources	21.2	26.4	10.3	-	57.9
Total fair value	$81.8	$50.4	$15.3	$1.2	$148.7

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

RESULTS OF OPERATIONS - WPSC

WPSC is a regulated electric and natural gas utility as well as a holding company. Electric operations accounted for approximately 71% of revenues for the nine months ended September 30, 2006, while natural gas operations accounted for 29% of revenues for the nine months ended September 30, 2006.

Third Quarter 2006 Compared with Third Quarter 2005

WPSC Overview

WPSC's earnings on common stock for the quarters ended September 30 are shown in the following table:

WPSC's Results (Millions)	2006	2005	Change

Earnings on common stock	$26.2	$25.7	1.9%

WPSC's earnings on common stock were $26.2 million for the quarter ended September 30, 2006, compared to $25.7 million for the quarter ended September 30, 2005. As discussed in more detail below, the following factors impacted earnings for the quarter ended September 30, 2006, compared to the same period in 2005.

•
Electric utility earnings increased $2.6 million, from $26.7 million for the quarter ended September 30, 2005, to $29.3 million for the quarter ended September 30, 2006. The retail electric rate increase at WPSC was the primary contributor to higher quarter-over-quarter earnings.

•
The net loss from natural gas operations increased $1.3 million, from $3.5 million for the quarter ended September 30, 2005, to $4.8 million for the quarter ended September 30, 2006. Lower margin related to a decrease in throughput volumes to high margin residential customers was partially offset by a natural gas rate increase.

•
WPSC's nonutility operations experienced a $0.9 million decrease in earnings, from $2.6 million for the three months ended September 30, 2005, to $1.7 million for the three months ended September 30, 2006. Most of the decrease in earnings related to WPSC's nonutility operations was driven by an increase in its tax provision. Overall, the effective tax rate at WPSC for the quarter ended September 30, 2006, increased compared to the quarter ended September 30, 2005. WPSC's taxes are calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, adjustments are sometimes required on an interim basis in order to ensure that the interim effective tax rate reflects the projected annual effective tax rate.

Electric Utility Operations

	Three Months Ended September 30,
Electric Utility Results (Millions)	2006	2005	Change

Revenue	$285.9	$266.7	7.2%
Fuel and purchased power	148.4	131.1	13.2%
Margin	$137.5	$135.6	1.4%

Sales in kilowatt-hours
Residential	786.9	810.5	(2.9%)
Commercial and industrial	2,145.6	2,159.0	(0.6%)
Wholesale	985.9	938.9	5.0%
Other	8.3	7.6	9.2%
Total sales in kilowatt-hours	3,926.7	3,916.0	0.3%

Weather
Heating degree days - actual	244	114	114.0%
Cooling degree days - actual	395	411	(3.9%)

WPSC's electric utility revenue increased $19.2 million (7.2%) for the quarter ended September 30, 2006, compared to the same quarter in 2005, largely due to an approved annual electric rate increase for WPSC's Wisconsin retail electric customers. In December 2005, the PSCW approved a retail electric rate increase of $79.9 million (10.1%), effective January 1, 2006. WPSC's retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, the rate increase was reduced to reflect a refund to Wisconsin customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the July 2005 sale of Kewaunee. WPSC refunded $14.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the third quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds. In the third quarter of 2006, the refund of decommissioning trust fund proceeds had a $14.0 million unfavorable impact on the electric utility margin, which is discussed below, and a $14.0 million favorable impact on operating expenses, but had essentially no impact on income available for common shareholders. The increase in electric utility revenue due to these rate increases was partially offset by a decrease in revenue related to the increase in the regulatory liability recorded for certain over collections of revenues from ratepayers for fuel and purchased power costs during the first nine months of 2006 (fuel and purchased power costs were less than WPSC anticipated in its 2006 rate case). A portion of the amounts owed to rate payers was refunded in the third quarter of 2006.

The electric utility margin increased $1.9 million (1.4%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. The increase in WPSC's electric margin was driven by the rate increase discussed above (inclusive of the $14.0 million negative impact on margin related to the refund of decommissioning trust fund proceeds) and higher sales volumes to wholesale customers. These increases were partially offset by a decrease in sales volumes to WPSC's high margin residential customers, related to continued conservation efforts and cooler summer weather conditions. Summer weather conditions in the third quarter of 2006 that were 3.9% cooler during the cooling season, compared to the same quarter in 2005, led to an approximate $1 million negative impact on the electric utility margin. As discussed in more detail above, fuel and purchased power costs were higher than WPSC recovered in rates in the third quarter of 2006, due primarily to the increase in the regulatory liability recorded related to over collections of fuel and purchased power costs through September 30, 2006, which negatively impacted third quarter margin.

Gas Utility Operations

	Three Months Ended September 30,
Gas Utility Results (Millions)	2006	2005	Change

Revenues	$49.2	$71.8	(31.5%)
Purchase costs	30.5	52.6	(42.0%)
Margins	$18.7	$19.2	(2.6%)

Throughput in therms
Residential	14.9	16.8	(11.3%)
Commercial and industrial	12.0	11.9	0.8%
Interruptible	4.6	9.8	(53.1%)
Interdepartmental	8.9	25.1	(64.5%)
Transport	68.0	65.0	4.6%
Total sales in therms	108.4	128.6	(15.7%)

Weather
Cooling degree days - actual	395	411	(3.9%)
Heating degree days - actual	244	114	114.0%

WPSC's natural gas utility revenue was $49.2 million for the quarter ended September 30, 2006, compared to $71.8 million for the same quarter in the prior year. Lower natural gas revenue at WPSC was driven by an 15.7% decrease in natural gas throughput volumes, related primarily to a 64.5% decrease in natural gas volumes sold to the electric utility, an 11.3% decrease in natural gas volumes sold to residential customers, and a decrease in the per-unit cost of natural gas. The decrease in natural gas volumes sold to the electric utility was driven by a decrease in the need for the electric utility to run its peaker generation units due to weather that was 3.9% cooler during the cooling season in the third quarter of 2006, compared to the same quarter in 2005, and higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential customers was primarily related to customers continuing to take measures to conserve energy as a result of volatile natural gas prices, despite the quarter-over-quarter decrease in per-unit gas costs. Natural gas costs were 14.4% lower (on a per-unit basis) during the quarter ended September 30, 2006, compared to the same quarter in 2005. Following regulatory practice, changes in the total cost of natural gas are passed on to customers through a purchased gas adjustment clause, as allowed by the PSCW. Partially offsetting these decreases was a retail natural gas rate increase at WPSC. In December 2005, the PSCW issued a final order authorizing an annual natural gas rate increase for WPSC of $7.2 million (1.1%), effective January 1, 2006. The rate increase was required as a result of infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

WPSC's natural gas utility margin decreased $0.5 million (2.6%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. The lower margin was driven by a decrease in throughput volumes to higher margin residential customers (discussed above), partially offset by the natural gas rate increase. The decrease in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin as very low margins are recognized on sales to the electric utility.

Operating Expenses

	Three Months Ended September 30,
Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$73.4	$82.1	(10.6%)
Depreciation and decommissioning expense	19.8	19.7	0.5%
Federal income taxes	14.0	8.6	62.8%
State income taxes	3.6	4.2	(14.3%)

Operating and Maintenance Expense

Operating and maintenance expenses decreased $8.7 million (10.6%) for the quarter ended September 30, 2006, compared to the same quarter in 2005. The following items were the most significant contributors to the change in operating and maintenance expense at WPSC:

•
WPSC refunded $14.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the third quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds.

•
The net increase in operating and maintenance expense related to Kewaunee, including amortization of various regulatory assets recorded in 2005, was approximately $3 million. Amortization of regulatory assets related to Kewaunee was substantially offset in electric utility revenue.

•	Software amortization increased $2.7 million, driven by the recent implementation of a new customer billing system.

Federal and state income taxes

The combined increase in federal and state income taxes was driven by an increase in income before taxes and a related increase in the effective tax rate at WPSC for the quarter ended September 30, 2006, compared to the same period in 2005, as well as by certain adjustments required by GAAP. WPSC's taxes are calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, adjustments are sometimes required on an interim basis in order to ensure that the interim effective tax rate reflects the projected annual effective tax rate.

Nine Months 2006 Compared with Nine Months 2005

WPSC Overview

WPSC's earnings on common stock for the nine months ended September 30 are shown in the following table:

WPSC's Results (Millions)	2006	2005	Change

Earnings on common stock	$77.5	$84.6	(8.4%)

WPSC's earnings on common stock were $77.5 million for the nine months ended September 30, 2006, compared to $84.6 million for the nine months ended September 30, 2005. As discussed in more detail below, the following factors impacted earnings for the nine months ended September 30, 2006, compared to the same period in 2005.

•
Electric utility earnings decreased $2.6 million, from $69.7 million for the nine months ended September 30, 2005, to $67.1 million for the nine months ended September 30, 2006, driven by the negative impact unfavorable weather conditions and residential conservation efforts had on margin, as well as increases in various operating expenses. Partially offsetting the decrease, earnings were positively impacted by the retail electric rate increases at WPSC (discussed above) and also by the positive impact of fuel and purchased power costs that were less than were recovered in rates during the nine months ended September 30, 2006, compared to fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection during the nine months ended September 30, 2005, was primarily due to the impact hurricanes had on natural gas supply in the third quarter of 2005). Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the fourth quarter of 2006, which should negatively impact margin during that period.

•
Natural gas utility earnings decreased $4.9 million, from $8.6 million for the nine months ended September 30, 2005, to $3.7 million for the nine months ended September 30, 2006, driven by unfavorable weather conditions and customer conservation efforts.

Electric Utility Operations

	Nine Months Ended September 30,
Electric Utility Results (Millions)	2006	2005	Change

Revenue	$754.2	$705.8	6.9%
Fuel and purchased power	368.2	270.1	36.3%
Margin	$386.0	$435.7	(11.4%)

Sales in kilowatt-hours
Residential	2,142.7	2,163.3	(1.0%)
Commercial and industrial	6,050.5	6,176.2	(2.0%)
Wholesale	2,714.1	2,513.9	8.0%
Other	25.6	25.1	2.0%
Total sales in kilowatt-hours	10,932.9	10,878.5	0.5%

Weather
Heating degree days - actual	4,345	4,732	(8.2%)
Cooling degree days - actual	518	618	(16.2%)

WPSC's electric utility revenue increased $48.4 million (6.9%) for the nine months ended September 30, 2006, compared to the same period in 2005, largely due to the approved annual electric rate increase for WPSC's retail electric customers. Electric sales volumes also increased 0.5%, primarily related to an 8.0% increase in sales volumes to wholesale customers due to higher demand, partially offset by a decrease in sales volumes to residential and commercial and industrial customers, which was driven by unfavorable weather conditions during both the heating and cooling seasons during the nine months ended September 30, 2006, compared to the same period in 2005, and customer conservation efforts resulting from recent rate increases.

WPSC's electric utility margin decreased $49.7 million (11.4%) for the nine months ended September 30, 2006, compared to the same period in 2005, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Excluding the $51.8 million increase in fixed payments made to Dominion Energy Kewaunee during the nine months ended September 30, 2006, WPSC's electric utility margin increased $2.1 million. The increase in WPSC's margin (excluding the increase in fixed payments to Dominion) was driven by the positive impact of fuel and purchased power costs that were less than what was recovered in rates and recognized in revenue during the nine months ended September 30, 2006, compared to fuel and purchased power costs that were more than what was recovered in rates and recognized in revenue during the same period in 2005 (the under collection in 2005 was primarily due to the impact the 2005 hurricanes had on natural gas supply). Fuel and purchased power costs are expected to be greater than what will be recovered in rates in the fourth quarter of 2006, which should negatively impact margin during that period. The rate increase and higher wholesale electric sales volumes also had a positive impact on margin. Partially offsetting these increases, the margin was negatively impacted by a decrease in rates related to the refund of a portion of the Kewaunee nonqualified decommissioning trust fund to customers ($44.0 million of proceeds received from the liquidation of this fund were refunded to customers during the nine months ended September 30, 2006). Pursuant to regulatory accounting, the decrease in margin related to this refund was substantially offset by a corresponding decrease in operating and maintenance expense as explained below and, therefore, did not have a significant impact on earnings. The unfavorable weather conditions during both the heating and cooling seasons, as well as residential customer conservation efforts also negatively impacted margin.

Gas Utility Operations

	Nine Months Ended September 30,
Gas Utility Results (Millions)	2006	2005	Change

Revenues	$310.2	$336.2	(7.7%)
Purchase costs	222.9	247.1	(9.8%)
Margins	$87.3	$89.1	(2.0%)

Throughput in therms
Residential	142.7	162.4	(12.1%)
Commercial and industrial	84.2	91.6	(8.1%)
Interruptible	17.9	28.0	(36.1%)
Interdepartmental	17.8	63.7	(72.1%)
Transport	241.5	254.2	(5.0%)
Total sales in therms	504.1	599.9	(16.0%)

Weather
Heating degree days - actual	4,345	4,732	(8.2%)
Cooling degree days - actual	518	618	(16.2%)

WPSC's natural gas utility revenue was $310.2 million for the nine months ended September 30, 2006, compared to $336.2 million for the same period in the prior year. Lower natural gas revenues at WPSC were driven by a 16.0% decrease in natural gas throughput volumes, primarily related to a 72.1% decrease in natural gas throughput volumes to the electric utility and a 10.7% decrease in throughput volumes to residential and commercial and industrial customers. The decrease in throughput volumes to the electric utility resulted from a decrease in the need for the electric utility to run its peaker generation units due to unfavorable weather conditions during the nine months ended September 30, 2006, compared to the same period in 2005, and higher dispatch of the peaker generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential and commercial and industrial customers was also driven by unfavorable weather conditions compared to the same period in 2005, and customer conservation efforts. Customers were taking measures to conserve energy as a result of the high natural gas prices. Partially offsetting these decreases was an increase in the per-unit cost of natural gas and the rate increase at WPSC. Natural gas costs were 18.3% higher (on a per-unit basis) during the nine months ended September 30, 2006, compared to the same period in 2005.

WPSC's natural gas utility margin decreased $1.8 million (2.0%) for the nine months ended September 30, 2006, compared to the same period in 2005. A decrease in throughput volumes to higher margin residential, and commercial and industrial customers (discussed above) was partially offset by the rate increase.

Operating Expenses

	Nine Months Ended September 30,
Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$237.5	$281.1	(15.5%)
Depreciation and decommissioning expense	59.5	107.0	(44.4%)
Federal income taxes	36.3	23.7	53.2%
State income taxes	8.9	7.2	23.6%

Other Income

	Nine Months Ended September 30,
Other Income and (Deductions) (Millions)	2006	2005	Change

Allowance for equity funds used during construction	$0.4	$1.3	(69.2%)
Other, net	10.8	51.2	(78.9%)
Income taxes	(2.1)	(16.8)	(87.5%)

Operating and Maintenance Expense

Operating and maintenance expenses decreased $43.6 million (15.5%) for the nine months ended September 30, 2006, compared to the same period in 2005. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•
WPSC refunded $44.0 million of the proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to ratepayers in the third quarter of 2006. This reduction in revenue was offset by a related decrease in operating expenses, due to the partial amortization of the regulatory liability recorded for the refund of these proceeds.

•
Operating and maintenance expense related to the Kewaunee nuclear plant decreased approximately $19 million due to the sale of this facility in July 2005. The decrease in operating and maintenance expense related to Kewaunee did not have a significant impact on income available for common shareholders as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
Excluding Kewaunee, maintenance expenses were up $4.2 million. Planned maintenance was required on certain combustion turbines and maintenance expense related to electric distribution assets also increased.

•	Software amortization increased $6.1 million, driven by the recent implementation of a new customer billing system.
•	Customer account and services expense increased $3.3 million, driven by an increase in consulting fees and other costs related to the recent implementation of a new customer billing system.
•	Electric transmission expense increased $2.6 million.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $47.5 million (44.4%) for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, driven by approximately $41 million of decommissioning expense that was recorded during the nine months ended September 30, 2005, compared to no decommissioning expense recorded in 2006, and a $10.2 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Federal Income Taxes/State Income Taxes/Other Income" below).

Continued capital investment at WPSC also partially offset the overall decrease in depreciation and decommissioning expense.

Federal Income Taxes/State Income Taxes/Other Income

The period-over-period change in these categories was primarily related to the realized gains recognized on the nonqualified decommissioning trust assets in the second quarter of 2005. Approximately $41 million of the decrease in other income related to the realized gains recorded on the nonqualified decommissioning trust assets during the nine months ended September 30, 2005, compared to no gain or loss recorded on nonqualified decommissioning trust assets in 2006 due to the liquidation of the nonqualified decommissioning trust in the third quarter of 2005. The nonqualified nuclear decommissioning trust assets were placed in more conservative investments in the second quarter of 2005 in anticipation of the sale of Kewaunee, which closed on July 5, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the realized gains recorded in 2005 was offset by an increase in decommissioning expense during the same period (discussed above). Income tax expense related to the realized gains was offset by a deferred tax benefit related to the decommissioning expense. Overall, the change in the investment strategy for the nonqualified decommissioning trust assets had no impact on earnings in 2005, as summarized in the table below.

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

Operating Cash Flows

During the nine months ended September 30, 2006, net cash provided by operating activities was $181.2 million, compared to $136.0 million for the same period in 2005. The $45.2 million increase resulted from a $13.5 million increase in cash provided from changes in working capital in addition to an increase in net income adjusted for non-cash items. An increase in cash provided from changes in working capital was a function of decreased energy prices in 2006 compared to 2005 and a decrease in natural gas inventories.

Investing Cash Flows

Net cash used for investing activities was $223.4 million during the nine months ended September 30, 2006, compared to $44.6 million during the nine months ended September 30, 2005. The increase in cash used for investing activities was primarily due to $112.5 million of proceeds received in 2005 related to the sale of Kewaunee and $127.1 million of proceeds received in 2005 from the liquidation of the related non-qualified decommissioning trust, partially offset by a decrease in capital expenditures, primarily related to the construction of Weston 4 as explained below.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 are as follows:

(Millions)	2006	2005
Electric utility	$205.3	$258.7
Gas utility	26.9	25.2
WPSC consolidated	$232.2	$283.9

The decrease in capital expenditures at the electric utility for the nine months ended September 30, 2006, as compared to the same period in 2005 is mainly due to lower capital expenditures associated with the construction of Weston 4, as a result of the sale of a 30% interest in the project to DPC in the fourth quarter of 2005. Weston 4 is expected to be commercially operational by June 2008.

Financing Cash Flows

Net cash provided by financing activities was $40.5 million during the nine months ended September 30, 2006, compared to net cash used for financing activities of $90.9 million for the same period in 2005. The change was primarily driven by an increase in capital contributions from WPS Resources and an increase in short-term borrowings to finance capital expenditures. For the same period in 2005, capital expenditures were primarily financed by proceeds from the sale of Kewaunee and proceeds from the liquidation of the non-qualified nuclear decommissioning trust.

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

Credit Ratings

See Liquidity and Capital Resources - WPS Resources for detailed information on WPSC's credit ratings.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of September 30, 2006 (Millions)	Total Amounts Committed	2006	2007-2008	2009 - 2010	2011 and Thereafter

Long-term debt principal and interest payments	$712.4	$6.8	$54.1	$54.1	$597.4
Operating lease obligations	11.8	0.8	4.6	2.8	3.6
Commodity purchase obligations	1,907.2	86.8	586.8	497.0	736.6
Purchase orders	326.8	209.0	117.7	0.1	-
Other	389.2	43.2	65.3	53.1	227.6
Total contractual cash obligations	$3,347.4	$346.6	$828.5	$607.1	$1,565.2

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPSC. We record all principal obligations on the balance sheet. The costs of commodity purchase obligations are expected to be recovered in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Other mainly represents expected pension and postretirement funding obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

WPS Resources has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return risk, and principal preservation risk. WPS Resources and WPSC are exposed to interest rate risk resulting primarily from their variable rate long-term debt, short-term commercial paper borrowing and projected near-term debt financing needs. Exposure to equity return and principal preservation risk is the result of funding liabilities (accumulated benefit obligations) related to employee benefits through various external trust funds. Exposure to commodity price risk results from the impact of market fluctuations on the prices of certain commodities, including but not limited to coal, electricity, natural gas, and oil, which are used and/or sold by our subsidiaries in the normal course of their business. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures.

WPS Resources is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar-denominated asset and liability positions. WPS Resources’ exposure to foreign currency risk was not significant at September 30, 2006, or 2005.

Due to increases in short-term commercial paper borrowings in the first nine months of 2006, WPS Resources has increased its exposure to variable interest rates. Based on the variable rate debt of WPS Resources and WPSC outstanding at September 30, 2006, a hypothetical increase in market interest rates of 100 basis points in 2006 would increase annual interest expense by approximately $9.3 million at WPS Resources and $1.1 million at WPSC. Comparatively, based on the variable rate debt outstanding at September 30, 2005, an increase in interest rates of 100 basis points would have increased interest expense in 2005 by approximately $1.8 million at WPS Resources and $0.4 million at WPSC. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPS Resources’ and WPSC's exposure to the change.

To measure commodity price risk exposure, WPS Resources employs a number of controls and processes, including a value-at-risk (VaR) analysis of its exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2005 Form 10-K. At September 30, 2006, and September 30, 2005, ESI's VaR amount was calculated to be $1.2 million and $1.3 million, respectively.

The VaR for ESI's trading portfolio is presented in the following table:

Value-at-Risk (VaR) Disclosure for ESI

Value-at-Risk Calculations	September	September
Trading VaR (in millions)	2006	2005

95% confidence level, one-day holding period, one-tailed	$1.2	$1.3
Average for twelve months ended September 30	1.3	0.7
High for 12 months ended September 30	1.7	1.3
Low for 12 months ended September 30	1.0	0.5

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

Changes in Internal Controls

In the third quarter of 2006, WPS Resources subsidiaries (MGU and MERC) outsourced their customer billing and collection services. This required changes in the internal controls of the company related to these functions. There were no other changes in WPS Resources' and WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on material legal proceedings and matters related to WPS Resources and its subsidiaries, see Note 11 - "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Labor Contracts

The WPSC and IUOE Local 310 collective bargaining agreement expired on October 21, 2006. WPSC and the Union have reached a tentative agreement and have mutually agreed to continue working under the provisions of this agreement while the union works toward bringing the agreement out for a ratification vote.

The MGU and United Steel Workers of America (USWA) collective bargaining agreement expires on January 15, 2007. MGU and the Union exchanged proposals on October 6, 2006 and negotiations are scheduled for October 31 through November 2, 2006.

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in the 2005 Annual Report on Form 10-K for WPS Resources and WPSC filed on February 28, 2006 and as supplemented by our Quarterly Report on Form 10-Q filed August 3, 2006.

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

WPS Resources Corporation

Date: November 2, 2006	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: November 2, 2006	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006
Exhibit No.	Description

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation

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