Form 10-Q
period 2007-03-31
INTEGRYS ENERGY GROUP, INC.
filed 2007-05-09
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	Registrant’s; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation) 130 East Randolph Drive Chicago, Illinois 60601-6207 (312) 228-5400	39-1775292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x ]

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $1 par value, 75,681,851 shares outstanding at April 30, 2007

______________________________________________________________________________
______________________________________________________________________________

INTEGRYS ENERGY GROUP, INC. FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidated Statements of Income	5
	Condensed Consolidated Balance Sheets	6
	Condensed Consolidated Statements of Cash Flows	7

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	Integrys Energy Group, Inc. and Subsidiaries	8-50

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	51-81

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	82-83

Item 4.	Controls and Procedures	84

PART II.	OTHER INFORMATION	85

Item 1.	Legal Proceedings	85

Item 1A.	Risk Factors	85

Item 6.	Exhibits	86

Signature		87

EXHIBIT INDEX		88

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
LIFO	Last-in, first-out
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

Forward-Looking Statements

In this report, Integrys Energy Group and its subsidiaries make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Integrys Energy Group and its subsidiaries believe that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Integrys Energy Group and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations forward-looking statements included or incorporated in this report include, but are not limited to statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

●	Unexpected costs and/or unexpected liabilities related to the PEC merger or the effects of purchase accounting that may be different from our expectations;
●	The successful combination of the operations of Integrys Energy Group and PEC;
●	Integrys Energy Group may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;
●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group’s regulated businesses;
●
The impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, changes in environmental, tax and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, pending EPA investigations of WPSC generation facilities and the appeal of the Weston 4 air permit;

●	The credit ratings of Integrys Energy Group or its subsidiaries could change in the future;
●	Resolution of audits by the Internal Revenue Service and various state and Canadian revenue agencies;
●	The effects, extent and timing of additional competition in the markets in which our subsidiaries operate;
●	The impact of fluctuations in commodity prices, interest rates and customer demand;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States and Canada;
●
Potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as construction of the Weston 4 power plant and additional investment in ATC related to construction of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line);

●	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;

●
Financial market conditions and the results of financing efforts, including credit ratings, and risks associated with commodity prices (particularly natural gas and electricity), interest rates and counter-party credit;

●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share data)	2007	2006

Nonregulated revenue	$1,776.8	$1,556.6
Utility revenue	969.8	439.1
Total revenues	2,746.6	1,995.7

Nonregulated cost of fuel, natural gas, and purchased power	1,663.7	1,471.6
Utility cost of fuel, natural gas, and purchased power	651.8	269.1
Operating and maintenance expense	186.7	118.1
Depreciation and amortization expense	40.2	27.2
Taxes other than income taxes	21.1	14.6
Operating income	183.1	95.1

Miscellaneous income	12.3	8.7
Interest expense	(36.4)	(18.3)
Minority interest	0.1	1.2
Other expense	(24.0)	(8.4)

Income before taxes	159.1	86.7
Provision for income taxes	41.9	27.4
Income from continuing operations	117.2	59.3

Discontinued operations, net of tax	23.0	1.6
Net income before preferred stock dividends of subsidiary	140.2	60.9

Preferred stock dividends of subsidiary	0.8	0.8
Income available for common shareholders	$139.4	$60.1

Average shares of common stock
Basic	57.5	40.3
Diluted	57.8	40.6

Earnings per common share (basic)
Income from continuing operations	$2.02	$1.45
Discontinued operations, net of tax	$0.40	$0.04
Earnings per common share (basic)	$2.42	$1.49

Earnings per common share (diluted)
Income from continuing operations	$2.01	$1.44
Discontinued operations, net of tax	$0.40	$0.04
Earnings per common share (diluted)	$2.41	$1.48

Dividends per common share declared	$0.583	$0.565

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$57.3	$23.2
Restricted cash	-	22.0
Accounts receivable - net of reserves of $62.6 and $17.0, respectively	1,382.7	1,037.3
Accrued unbilled revenues	361.6	184.8
Inventories	514.1	456.3
Current assets from risk management activities	740.3	1,068.6
Deferred income taxes	7.3	-
Assets held for sale	640.5	6.1
Other current assets	152.8	129.1
Current assets	3,856.6	2,927.4

Property, plant, and equipment, net of accumulated depreciation of $3,142.4 and $1,427.8,
respectively	4,286.2	2,534.8
Regulatory assets	918.5	417.8
Long-term assets from risk management activities	339.9	308.2
Goodwill	1,015.4	303.9
Pension assets	88.4	-
Other	437.0	369.6
Total assets	$10,942.0	$6,861.7

Liabilities and Shareholders' Equity
Short-term debt	$699.8	$722.8
Current portion of long-term debt	54.5	26.5
Accounts payable	1,277.4	949.4
Current liabilities from risk management activities	719.9	1,001.7
Deferred income taxes	-	3.1
Liabilities held for sale	45.2	-
Temporary LIFO liquidation credit	177.4	-
Other current liabilities	449.9	202.9
Current liabilities	3,424.1	2,906.4

Long-term debt	2,145.3	1,287.2
Deferred income taxes	462.4	97.6
Deferred investment tax credits	39.3	13.6
Regulatory liabilities	298.2	301.7
Environmental remediation liabilities	349.9	95.8
Pension and postretirement benefit obligations	375.6	188.6
Long-term liabilities from risk management activities	296.2	264.7
Asset retirement obligations	134.8	10.1
Other	162.1	111.3
Long-term liabilities	4,263.8	2,370.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	3,203.0	1,533.6
Total liabilities and shareholders' equity	$10,942.0	$6,861.7

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2007	2006
Operating Activities
Net income before preferred stock dividends of subsidiary	$140.2	$60.9
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(23.0)	(1.6)
Depreciation and amortization	40.2	27.2
Recovery of Kewaunee outage expenses	2.5	3.1
Refund of non-qualified decommissioning trust	(13.6)	(13.8)
Recoveries and refunds of other regulatory assets and liabilities	9.0	6.6
Unrealized gains on nonregulated energy contracts	(54.6)	(31.8)
Pension and postretirement expense	16.1	12.0
Deferred income taxes and investment tax credit	8.1	6.2
Gains due to settlement of contracts pursuant to the merger with PEC	(4.0)	-
Gain on the sale of partial interest in synthetic fuel operation	(0.8)	(1.8)
Other	18.4	6.4
Changes in working capital
Receivables, net	146.8	245.9
Inventories	104.4	(54.2)
Other current assets	39.0	22.7
Accounts payable	(142.2)	(257.7)
Other current liabilities	29.1	4.9
Net cash provided by operating activities	315.6	35.0

Investing Activities
Capital expenditures	(57.6)	(65.0)
Proceeds from the sale of property, plant and equipment	-	1.2
Purchase of equity investments and other acquisitions	(16.6)	(27.3)
Purchase of emission allowances	-	(1.9)
Cash paid for transaction costs pursuant to the merger with PEC	(5.4)	-
Acquisition of natural gas operations in Michigan and Minnesota, net of liabilities assumed	1.7	-
Restricted cash for repayment of long-term debt	22.0	-
Restricted cash for acquisition	-	(314.9)
Transmission interconnection	(13.6)	(2.1)
Other	0.8	2.4
Net cash used for investing activities	(68.7)	(407.6)

Financing Activities
Short-term debt, net	(232.1)	380.8
Gas loans, net	37.7	4.8
Repayment of long-term debt	(22.0)	-
Payment of dividends
Preferred stock	(0.8)	(0.8)
Common stock	(27.1)	(22.5)
Issuance of common stock	11.9	6.4
Other	1.1	(0.4)
Net cash (used for) provided by financing activities	(231.3)	368.3

Change in cash and cash equivalents - continuing operations	15.6	(4.3)
Change in cash and cash equivalents - discontinued operations
Net cash provided by operating activities	10.3	15.7
Net cash provided by (used for) investing activities	8.2	(16.4)
Net cash used for financing activities	-	-
Change in cash and cash equivalents	34.1	(5.0)
Cash and cash equivalents at beginning of period	23.2	27.7
Cash and cash equivalents at end of period	$57.3	$22.7

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 1--FINANCIAL INFORMATION

We have prepared the Condensed Consolidated Financial Statements of Integrys Energy Group, Inc. under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements. These condensed financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, certain items from the prior periods have been reclassified to conform to the current year presentation. Significant reclassifications are as follows:

Reclassifications

Condensed Consolidated Balance Sheet

Customers electing a budget payment plan had a credit balance of $49.2 million at December 31, 2006. Since this balance is subject to change based upon the amount of future billings, this balance was reclassified from accounts payable to other current liabilities.

Condensed Consolidated Statements of Income

$3.7 million of software and intangible asset amortization expense in the first quarter of 2006, was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the March 31, 2007 presentation.

Condensed Consolidated Statement of Cash Flows

The reclassifications discussed above related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income were also reflected as reclassifications in the Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2006. These reclassifications had no impact on total operating, investing, or financing activities.

Dispositions

WPS Niagara Generation, LLC's (Niagara's) results of operations and cash flows were reclassified as discontinued operations for the first quarter of 2006. The sale of Niagara was completed in January 2007. Refer to Note 4, “Discontinued Operations,” for more information.

Sunbury Generation, LLC's (Sunbury's) results of operations and cash flows for the first quarter of 2006 were reclassified as discontinued operations. The sale of Sunbury was completed in July 2006. Refer to Note 4, “Discontinued Operations,” for more information.

Mergers and Acquisitions

Effective February 21, 2007, the merger with PEC was consummated and the assets and liabilities, results of operations, and cash flows of PEC, were included in Integrys Energy Group's Condensed Consolidated Financial Statements commencing February 22, 2007. See Note 5, "Acquisitions and Sales of Assets," for more information.

The assets and liabilities, results of operations, and cash flows of MGUC and MERC were included in Integrys Energy Group's Condensed Consolidated Financial Statements effective April 1, and July 1, 2006, respectively. See Note 5, "Acquisitions and Sales of Assets," for more information.

NOTE 2--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2007	2006
Cash paid for interest	$17.6	$9.8
Cash paid for income taxes	$7.2	$5.5

Under Integrys Energy Group's cash management policy, accounting overdraft cash balances of $27.9 million and $6.1 million at March 31, 2007, and December 31, 2006, respectively, were reclassified to accounts payable.

Significant non-cash transactions were as follows:

Three Months Ended March 31
(Millions)	2007	2006
Weston 4 construction costs funded through accounts payable	$29.9	$43.5
Equity issued for net assets acquired in merger	1,556.3	-
Realized gain on settlement of contracts due to merger	4.0	-
Merger transaction costs funded through other current liabilities	8.1	-

NOTE 3--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, Integrys Energy Group enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices and interest rates.

Integrys Energy Group accounts for its derivative contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. SFAS No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

Integrys Energy Group classifies mark-to-market gains and losses on derivative instruments not qualifying for hedge accounting or regulatory deferral as a component of revenues.

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of March 31, 2007, and December 31, 2006:

	Assets		Liabilities
(Millions)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Utility Segments
Commodity contracts	$10.8	$5.9	$11.3	$12.1
Financial transmission rights	6.0	14.3	0.5	2.0
Cash flow hedges - commodity contracts	0.2	-	0.4	-
Nonregulated Segments
Commodity and foreign currency contracts	1,043.6	1,237.7	945.9	1,195.4
Fair value hedges
Commodity contracts	0.2	11.0	9.8	0.3
Interest rate swaps	-	-	1.2	-
Cash flow hedges
Commodity contracts	19.4	107.9	43.8	53.3
Interest rate swaps	-	-	3.2	3.3
Total	$1,080.2	$1,376.8	$1,016.1	$1,266.4
Balance Sheet Presentation
Current	$740.3	$1,068.6	$719.9	$1,001.7
Long-term	339.9	308.2	296.2	264.7
Total	$1,080.2	$1,376.8	$1,016.1	$1,266.4

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

Derivative instruments at the utilities not designated as hedges are entered into in accordance with the terms of the risk management policies approved by Integrys Energy Group's Board of Directors and by the respective regulatory bodies. Changes in the fair value of derivative instruments are recognized as regulatory assets or liabilities as our regulators have allowed deferral of the mark-to-market effects of derivative instruments at the utilities. Thus, management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

Additionally, PGL uses derivatives to hedge changes in the price of natural gas used to support operations. These instruments are designated as cash flow hedges, which allow for the effective portion of the unrealized change in value during the life of the hedge to be recorded in comprehensive income, net of taxes. Commodity contracts that are designated as cash flow hedges extend through May 2008. Cash flow hedge ineffectiveness recorded in operating and maintenance expense on the Condensed Consolidated Statements of Income related to commodity contracts was insignificant for 2007. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the hedged transactions occur or if it is probable that the hedged transaction will not occur. The amount to be recognized in earnings over the next 12 months as the hedged transactions occur is insignificant.

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges under generally accepted accounting principles are primarily commodity contracts used to manage price risk associated with natural gas and electric energy purchase and sale activities, and foreign currency contracts used to manage foreign currency exposure related to Integrys Energy Services' Canadian operations. In addition, Integrys Energy Services entered into interest rate swaps associated with long-term storage contracts as well as a series of derivative contracts (options) covering a specified number of barrels of oil in order to manage exposure to the risk of an increase in oil prices that could result in a phase-out of Section 29/45K federal tax credits from Integrys Energy Services' investment in a synthetic fuel production facility for 2007. See Note 12, "Commitments and Contingencies," for more information. Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

Our nonregulated segments also enter into commodity derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended March 31, 2007, and a pre-tax gain of $2.4 million was recorded for the three months ended March 31, 2006. Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue. The amounts excluded were not significant during the three months ended March 31, 2007 and 2006.

Commodity contracts that are designated as cash flow hedges extend through March 2011 and are used to mitigate the risk of cash flow variability associated with the future purchases and sales of natural gas, oil, and electricity. To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes. Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax loss of $6.0 million for the three months ended March 31, 2007, and was not significant for the three months ended March 31, 2006. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur. During the three months ended March 31, 2007 and 2006, the amounts reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions were not significant. In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax gain of $34.1 million will be recognized in earnings when the hedged transactions occur. We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

As a result of the merger with PEC, Integrys Energy Group assumed a fixed to floating interest rate swap. This swap is designated as a fair value hedge, and is used to hedge the interest rate on $50.0 million of PEC Series A 6.9% notes due January 15, 2011. The changes in the fair value of this hedge are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ending March 31, 2007. When testing for effectiveness, no portion of the derivative instruments was excluded.

In the second quarter of 2005, two interest rate swaps were designated as cash flow hedges to fix the interest rate on an unsecured term loan at Integrys Energy Group. Since the designation of these contracts as cash flow hedges, the changes in the fair value of the effective portion of these swaps are included in other comprehensive income, net of taxes, while changes related to the ineffective portion are recorded in earnings. During the three months ended March 31, 2007, and 2006, cash flow hedge ineffectiveness recorded in earnings related to these swaps was not significant. Amounts recorded in other comprehensive income related to these swaps will be recognized as a component of interest expense when the interest expense on the related debt is recognized in earnings. The amount to be reclassified as interest expense over the next 12 months is insignificant. Integrys Energy Group did not exclude any component of the derivative instruments' change in fair value from the assessment of hedge effectiveness.

In 2006, Integrys Energy Group entered into two forward-starting interest rate swaps with ten-year terms to hedge a portion of the interest rate risk associated with the planned issuance of $200.0 million of fixed-rate, long-term debt securities. Because both swaps qualified for cash flow hedge treatment, changes in the fair value of the swaps were recorded in other comprehensive income, net of taxes. Both swaps were settled in 2006, and in December 2006, Integrys Energy Group issued $300.0 million of junior subordinated notes. Amounts remaining in accumulated other comprehensive income for the forward starting swaps are being reclassified to interest expense over a ten-year period beginning in December 2006 to correspond with the first ten years of interest on the related debt. The amount to be reclassified to interest expense over the next twelve months is insignificant.

NOTE 4--DISCONTINUED OPERATIONS

PEP

In February 2007, Integrys Energy Group announced its plans to divest of PEP. SFAS No. 141 "Business Combinations," states that assets acquired in a business combination that will be sold should be recognized at fair value less costs to sell in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets classified as held for sale be measured at the lower of their carrying amount or fair value, less costs to sell, and to cease depreciation, depletion, and amortization. At the date of the merger, the assets and liabilities of PEP were classified as held for sale and results of operations and related cash flows occurring subsequent to the merger were reported as discontinued operations. Integrys Energy Group selected a financial advisor for this transaction and anticipates the divesture to be completed in the latter half of 2007.

At March 31, 2007, the assets and liabilities associated with PEP that will be transferred in the sale have been classified as held for sale in accordance with SFAS No. 144. No adjustments to write down PEP assets to fair value less costs to sell were required during the time period subsequent to the merger through March 31, 2007. The major classes of assets and liabilities held for sale at March 31, 2007, for PEP were as follows:

(Millions)	2007
Accounts receivable	$44.7
Other current assets	5.6
Property, plant, and equipment, net	588.8
Other long-term assets	1.4
Total assets held for sale	$640.5

Accounts payable	$37.8
Other current liabilities	1.7
Asset retirement obligations	5.7
Liabilities held for sale	$45.2

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to PEP for the time period subsequent to the merger through March 31, 2007 were as follows:

(Millions)	2007
Nonregulated revenue	$18.2
Operating and maintenance expense	4.0
Taxes other than income	1.5
Income before taxes	12.7
Income tax provision	4.5
Discontinued operations, net of tax	$8.2

It has been Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations. For the period ended March 31, 2007, PEP did not have any external debt obligations.

WPS Niagara Generation, LLC

In January 2007, Integrys Energy Services completed the sale of WPS Niagara Generation, LLC, which owns a 50-megawatt merchant generation facility located near Niagara Falls, New York, for approximately $31 million, subject to post closing adjustments. The pre-tax gain recorded in the first quarter of 2007 was $24.6 million, $14.8 million after-tax, and was included as a component of discontinued operations. This facility was a merchant facility and sold power on a wholesale basis when market conditions were economically favorable.

The major classes of assets held for sale at December 31, 2006, for Niagara were as follows:

(Millions)	December 31, 2006
Inventories	$0.4
Property, plant, and equipment, net	4.6
Other assets	1.1
Total assets held for sale	$6.1

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to Niagara for the three months ended March 31 were as follows:

(Millions)	2007	2006
Nonregulated revenue	$1.5	$5.4
Nonregulated cost of fuel, natural gas, and purchased power	1.0	3.7
Operating and maintenance expense	0.5	1.0
Gain on Niagara sale	24.6	-
Depreciation and amortization expense	-	0.1
Income before taxes	24.6	0.6
Income tax provision	9.8	0.2
Discontinued operations, net of tax	$14.8	$0.4

Sunbury Generation, LLC

In July 2006, Integrys Energy Services completed the sale of Sunbury Generation, LLC. Sunbury Generation's primary asset is the Sunbury generation plant located in Pennsylvania. This facility sold power on a wholesale basis when market conditions were economically favorable.

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income for the three months ended March 31, 2006, related to Sunbury were as follows:

(Millions)	2006
Nonregulated revenue	$36.9
Nonregulated cost of fuel, natural gas, and purchased power	27.7
Operating and maintenance expense	7.0
Depreciation and amortization expense	0.1
Taxes other than income	0.3
Interest income	0.1
Income before taxes	1.9
Income tax provision	0.7
Discontinued operations, net of tax	$1.2

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

Merger with PEC

Effective February 21, 2007, the merger with PEC was consummated. The merger was accounted for under the purchase method of accounting, with Integrys Energy Group treated as the acquirer. The purchase price was approximately $1.6 billion (as shown in the table below). Pursuant to the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger. The results of operations attributable to PEC are included in the Condensed Consolidated Financial Statements from February 22, 2007, through March 31, 2007.

PEC is a diversified energy company consisting of three primary business segments: natural gas distribution, oil and natural gas production, and energy marketing. The regulated business of PEC (the natural gas distribution business segment), stores, distributes, sells, and transports natural gas to about one million customers in the city of Chicago and 54 communities in northeastern Illinois. The nonregulated energy marketing business sells natural gas and power to more than 25,000 customers and provides a portfolio of products to manage the energy needs of commercial, industrial, and residential customers. The oil and natural gas production business segment of PEC acquires, develops, and produces oil and natural gas reserves in selected onshore basins in the United States through direct ownership in oil, natural gas, and mineral leases. Integrys Energy Group announced its plan to divest of PEP in February 2007. See Note 4 "Discontinued Operations," for more information.

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

(Millions)
Current assets	$949.4
Assets held for sale	614.4
Property plant and equipment, net	1,738.0
Regulatory assets	559.5
Goodwill	711.9
Other long-term assets	179.6
Total assets	4,752.8

Current liabilities	1,210.4
Liabilities held for sale	39.9
Long-term debt	860.2
Regulatory liabilities	13.4
Other long-term liabilities	1,050.3
Total liabilities	3,174.2
Net assets acquired/purchase price	$1,578.6

Included in the table above is a $4.6 million liability recorded in accordance with the Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," related to employees at PEC (the acquired company) who will be involuntarily terminated. In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan is being implemented, which includes a process to eliminate duplicative jobs within Integrys Energy Group.

The plan of termination will also extend to employees of the acquiring company and certain employees at both companies will be given opportunities to take voluntary severance packages. Liabilities required under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," will be recorded at the communication date in accordance with this Statement and charged to expense. For the period ended March 31, 2007, costs incurred under SFAS No. 146 were not significant.

In connection with the PEC merger, Integrys Energy Services recorded a non-cash gain related to the deemed settlement of existing natural gas and electricity contracts between Integrys Energy Services and certain PEC subsidiaries. Based on forward energy prices existing at the date of the merger, the value of these contracts was favorable to Integrys Energy Services. In accordance with EITF 04-1, "Accounting for Pre-Existing Relationships between the Parties to a Business Combination," Integrys Energy Services recognized a $4.0 million gain, recorded as goodwill, representing the fair value of these natural gas and electricity contracts at the merger date.

Acquired intangible assets are included in other long-term assets in the above table. See Note 7, "Goodwill and Other Intangible Assets," for a description of the acquired intangible assets.

Of the $711.9 million of goodwill recorded in connection with the merger with PEC, $692.6 million was related to the natural gas utility segment and the remaining $19.3 million is related to Integrys Energy Services. None of the goodwill is expected to be deductible for tax purposes.

Purchase of Aquila's Michigan and Minnesota Natural Gas Distribution Operations

Michigan

On April 1, 2006, Integrys Energy Group, through its wholly owned subsidiary MGUC, completed the acquisition of natural gas distribution operations in Michigan from Aquila. The Michigan natural gas assets provide natural gas distribution service in 147 cities and communities primarily throughout Otsego, Grand Haven, and Monroe counties. The assets operate under a cost of service environment and are currently allowed an 11.4% return on equity on a 45% equity component of the regulatory capital structure.

Integrys Energy Group paid total consideration of $340.5 million for the Michigan natural gas distribution operations, which included closing adjustments related primarily to purchased working capital. The transaction was accounted for under the purchase method of accounting. The purchase price, $340.5 million, was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. The results of operations were included in the accompanying Condensed Consolidated Financial Statements in the three months ended March 31, 2007. The following table shows the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. No material adjustments were made since December 31, 2006.

(Millions)
Accounts receivable, net	$28.4
Accrued unbilled revenues	15.6
Inventories	21.9
Other current assets	3.3
Property plant and equipment, net	135.6
Regulatory assets	56.5
Other long-term assets
Goodwill	122.7
Intangibles - trade name	5.2
Other long-term assets	4.2
Total Assets	393.4

Other current liabilities	6.1
Regulatory liabilities	1.2
Environmental remediation liabilities	24.9
Pension and postretirement benefit obligations	20.5
Other long-term liabilities	0.2
Total Liabilities	52.9
Net assets acquired	$340.5

Minnesota

On July 1, 2006, Integrys Energy Group, through its wholly owned subsidiary, MERC, completed the acquisition of natural gas distribution operations in Minnesota from Aquila. The Minnesota natural gas assets provide natural gas distribution service in 165 cities and communities including Eagan, Rosemount, Rochester, Fairmount, Bemidji and Cloquet, and Dakota County. The assets operate under a cost of service environment and are currently allowed an 11.71% return on equity on a 50% equity component of the regulatory capital structure.

Integrys Energy Group paid total consideration of $315.9 million for the Minnesota natural gas distribution operations, which included closing adjustments related primarily to purchased working capital. This transaction is still subject to certain post closing adjustments. The transaction was accounted for under the purchase method of accounting.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. The results of operations were included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2007. The fair values set forth below are preliminary and are subject to adjustment as additional information is obtained. The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. No material adjustments have occurred since December 31, 2006.

(Millions)
Accounts receivable, net	$5.5
Accrued unbilled revenues	3.4
Inventories	6.9
Other current assets	1.9
Property plant and equipment, net	157.6
Regulatory assets	15.2
Other long - term assets
Goodwill	144.4
Customer list - non-utility	5.0
Other long-term assets	2.5
Total Assets	342.4

Other current liabilities	2.5
Regulatory liabilities	4.6
Pension and postretirement benefit obligations	17.1
Other long-term liabilities	2.3
Total Liabilities	26.5
Net assets acquired	$315.9

The following table provides supplemental pro forma results of operations for Integrys Energy Group for the three months ended March 31, 2007, as if the acquisition of PEC had been completed at January 1 2007. The following table also provides supplemental pro forma results of operations for Integrys Energy Group for the three months ended March 31, 2006, as if the acquisition of PEC and the Michigan and Minnesota natural gas distribution operations from Aquila had been completed at January 1, 2006. Pro forma results are presented for informational purposes only, assume commercial paper was used to finance the Michigan and Minnesota transactions, and are not necessarily indicative of the actual results that would have resulted had the acquisitions actually occurred on January 1, 2007, and January 1, 2006.

	Pro Forma for the Three Months Ended
	March 31
(Millions)	2007	2006
Net revenue	$3,451.9	$3,363.8
Income from continuing operations	147.3	95.5
Income available for common shareholders	171.5	102.7
Basic earnings per share - continuing operations	$1.93	$1.31
Basic earnings per share	2.26	1.42
Diluted earnings per share - continuing operations	1.92	1.31
Diluted earnings per share	2.25	1.42

The pro forma income for the three months ended March 31, 2006 includes a pre-tax charge of $15.6 million (approximately $9.4 million after-tax), related to PEC's settlement with the Illinois Commerce Commission related to the natural gas charge reconciliation proceedings for fiscal years 2001-2004.

NOTE 6—GAS IN STORAGE

PGL and NSG price storage injections at the fiscal year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, PGL expects interim reductions in LIFO layers to be replenished by year-end.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by Integrys Energy Group was $1,015.4 million at March 31, 2007, and $303.9 million at December 31, 2006. At March 31, 2007, $711.9 million of goodwill was related to the merger with

PEC, $144.4 million of goodwill was related to the acquisition of the natural gas distribution operations in Minnesota, $122.7 million of goodwill was related to the acquisition of the natural gas distribution operations in Michigan, and $36.4 million related to WPSC's 2001 acquisition of Wisconsin Fuel and Light. At December 31, 2006, $144.6 million of goodwill was related to Minnesota, $122.9 million was related to Michigan, and $36.4 million was related to Wisconsin Fuel and Light.

The amount of goodwill by reportable segment is as follows:

Segments (in millions)	March 31, 2007	December 31, 2006
Natural Gas Utility	$996.1	$303.9
Integrys Energy Services	19.3	-
Total	$1,015.4	$303.9

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets. Information in the tables below related to purchased identifiable intangible assets for the periods indicated.

(Millions)	March 31, 2007			December 31, 2006
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer related	$32.6	$(5.2)	$27.4	$12.2	$(4.3)	$7.9
Gas and power contract assets	53.9	(7.7)	46.2	-	-	-
Gas and power contract liabilities	(31.7)	1.0	(30.7)	-	-	-
Emission allowances(1)	4.2	(0.1)	4.1	5.0	(0.8)	4.2
Other	3.2	(0.8)	2.4	3.9	(0.8)	3.1
Total	$62.2	$(12.8)	$49.4	$21.1	$(5.9)	$15.2
(1)Emission allowances have a weighted-average amortization period of approximately five years which could vary based upon plant production and trading activity.

Customer related intangible assets at March 31, 2007, are primarily related to $20.0 million of customer relationships associated with PEC’s nonregulated retail and electric operations and customer relationships associated with MERC’s non-utility home services business. The remaining weighted average amortization period for customer related intangible assets is approximately eight years.

In connection with the merger with PEC, Integrys Energy Group recorded intangible assets and intangible liabilities of $53.9 million and $31.7 million, respectively, related to the fair value of certain natural gas and power contracts that were not considered to be derivative instruments. Information in the table below relates to the short-term and long-term components these intangible assets and liabilities as of March 31, 2007.

(Millions)	Fair Market Value	Weighted Average Amortization Period
Short-term intangible asset customer contracts	$29.0
Long-term intangible asset customer contracts	17.2
Total intangible asset customer contracts	$46.2	1.5 years

Short-term intangible liability customer contracts	$14.7
Long-term intangible liability customer contracts	16.0
Total intangible liability customer contracts	$30.7	1.7 years

Intangible asset amortization expense, in the aggregate, for the three months ended March 31, 2007, and 2006, was $1.0 million and $0.5 million, respectively. The increase in amortization expense in 2007 primarily relates to customer relationships associated with PEC’s nonregulated retail and electric operations and MERC’s non-utility home services business.

Amortization expense for the next five fiscal years is estimated as follows:

Estimated Future Amortization Expense (millions)
For nine months ending December 31, 2007	$4.4
For year ending December 31, 2008	5.1
For year ending December 31, 2009	4.3
For year ending December 31, 2010	3.6
For year ending December 31, 2011	3.0

Amortization related to the natural gas and power contracts is recorded as a component of nonregulated cost of sales and is not included in the table above. In 2007 and 2008, estimated future amortization expense related to these contracts will increase nonregulated cost of fuel, natural gas, and purchased power by $12.7 million and $9.8 million, respectively. In 2009, 2010, and 2011, estimated future amortization expense will decrease nonregulated cost of fuel, natural gas, and purchased power by $3.5 million, $2.3 million, and $1.6 million, respectively.

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments. Integrys Energy Group and its wholly owned subsidiaries had total borrowing capacity under its credit facilities of $2,071.0 million and $1,396.0 million as of March 31, 2007, and December 31, 2006, respectively, with total availability of $1,249.9 million and $520.1 million remaining under these credit lines.

The information in the table below relates to Integrys Energy Group's short-term debt and lines of credit.

(Millions)	Maturity	March 31, 2007	December 31, 2006
Credit Agreements and Revolving Notes
Revolving credit facility	6/02/10	$500.0	$500.0
Revolving credit facility	6/09/11	500.0	500.0
Bridge credit facility	9/05/07	121.0	121.0
Revolving credit facility	6/02/10	115.0	115.0
Revolving credit facility	6/13/11	400.0	-
Revolving credit facility	7/12/10	250.0	-
Revolving credit facility	4/25/07	150.0	150.0
Revolving short-term notes payable	5/13/07	10.0	10.0
Uncommitted credit line	9/04/07	25.0	-
Total short-term credit capacity		$2,071.0	$1,396.0

Less:
Letters of credit issued inside credit facilities		120.0	152.4
Loans outstanding under the credit agreements		110.0	160.0
Commercial paper outstanding		589.8	562.8
Accrued interest on outstanding commercial paper		1.3	0.7
Available capacity under existing agreements		$1,249.9	$520.1

As a result of the merger with PEC, Integrys Energy Group's credit facilities increased, as noted in the table above. At March 31, 2007, PEC had a five-year syndicated revolving credit agreement that provides backup for its commercial paper borrowing program, which is used to meet short-term cash and liquidity needs. The maximum amount that may be borrowed under the credit agreement is $400.0 million, and it will expire in June 2011. See Note 5, “Acquisitions and Sales of Assets,” for more information on the merger with PEC. At March 31, 2007, PGL had a five-year syndicated revolving credit agreement that provides backup for PGL’s seasonal commercial paper borrowing program, which is used for short-term cash and liquidity needs. The maximum amount that may be borrowed under the agreement is $250.0 million, and it will expire in July 2010. See Note 5, “Acquisitions and Sales of Assets,” for more information on the merger with PEC. In addition to the committed credit facilities discussed above, PEC also has a $25.0 million uncommitted line of credit and letter of credit agreement available for short-term cash needs and to backup letters of credit. This agreement expires in September 2007.

As of April 20, 2007, the $150.0 million revolving credit agreement due to expire on April 25, 2007, was extended for six months and has a new expiration date of October 19, 2007.

Integrys Energy Group’s short-term borrowings consist of sales of commercial paper backed by the unsecured revolving credit agreements and short-term notes as shown in the following table.

(Millions)	March 31, 2007	December 31, 2006
Commercial paper outstanding	$589.8	$562.8
Average discount rate on outstanding commercial paper	5.40%	5.43%
Short-term notes payable outstanding	$110.0	$160.0
Average interest rate on short-term notes payable	5.55%	5.56%
Available (unused) lines of credit	$1,249.9	$520.1

The commercial paper at March 31, 2007, had varying maturity dates ranging from April 2 through May 11, 2007.

NOTE 9--LONG-TERM DEBT

(Millions)		March 31, 2007	December 31, 2006
First mortgage bonds - WPSC
Series	Year Due
6.90%	2013	$-	$22.0
7.125%	2023	0.1	0.1

Senior notes - WPSC
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
3.95%	2013	22.0	22.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0

First mortgage bonds - UPPCO
Series	Year Due
9.32%	2021	13.5	13.5

Unsecured Senior Note - PEC
Series	Year Due
A, 6.90%	2011	325.0	-
Fair value hedge adjustment		(1.2)	-

First and Refunding Mortgage Bonds - PGL
Series	Year Due
HH, 4.75%	2030
adjustable after July 1, 2014		50.0	-
KK, 5.00%	2033	50.0	-
LL, 3.05%	2033
adjustable after February 1, 2008		50.0	-
MM-2, 4.00%	2010	50.0	-
NN-2, 4.625%	2013	75.0	-
QQ, 4.875%	2038
adjustable after November 1, 2018		75.0	-
RR, 4.30%	2035
adjustable after June 1 2016		50.0	-

Adjustable First and Refunding Mortgage Bonds - PGL
Series	Year Due
OO	2037	51.0	-
PP	2037	51.0	-

First Mortgage Bonds - NSG
Series	Year Due
M, 5.00%	2028	29.1	-
N-2, 4.625%	2013	40.0	-

Unsecured senior notes - Integrys Energy Group
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Junior subordinated notes - Integrys Energy Group
Series	Year Due
6.11%	2066	300.0	300.0

Unsecured term loan due 2010 - Integrys Energy Group		65.6	65.6
Term loans - nonrecourse, collateralized by nonregulated assets		13.7	13.7
Other term loan		27.0	27.0
Senior secured note		2.0	2.0
Total		2,188.8	1,315.9
Unamortized discount and premium on bonds and debt		11.0	(2.2)
Total debt		2,199.8	1,313.7
Less current portion		(54.5)	(26.5)
Total long-term debt		$2,145.3	$1,287.2

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin to repay the outstanding principal balance of the 6.90% first mortgage bonds in the above table.

The $50.0 million 3.05% Series LL bonds which will mature February 1, 2033, were originally issued in a term mode and for a five-year period. These bonds are subject to a mandatory tender for purchase for remarketing on February 1, 2008. These bonds are presented on Integrys Energy Group's Condensed Consolidated Balance Sheets at March 31, 2007, as current portion of long-term debt.

PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, and $51.0 million of Adjustable Rate, Series PP bonds, due October 1, 2037, which are currently in a 35-day Auction Rate Mode (the interest rate is reset every 35 days through an auction process). The weighted-average interest rate for the period beginning February 22, 2007, and ending March 31, 2007, was 3.59% and 3.60% for Series OO and PP, respectively.

Debt Covenants

PGL and NSG utilize mortgage bonds to secure tax exempt interest rates. The Illinois Finance Authority has issued tax exempt bonds for the benefit of PGL and NSG, and Chicago has issued tax exempt bonds for the benefit of PGL. Each issuance is secured by an equal principal amount of PGL's or NSG's first mortgage bonds.

An indenture of mortgage, dated January 2, 1926, as supplemented, securing the First and Refunding Mortgage Bonds issued by PGL, constitutes a direct, first-mortgage lien on substantially all property owned by PGL. An indenture of mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by NSG, constitutes a direct, first-mortgage lien on substantially all property owned by NSG.

On March 6, 2007, Integrys Energy Group announced that it had entered into a first supplemental indenture with PEC and The Bank of New York Trust Company, N.A. The terms of the supplemental indenture provide that Integrys Energy Group will fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011. See Note 13, "Guarantees," for more information related to this supplemental indenture.

NOTE 10--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," Integrys Energy Group has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. The utility segments identified asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities. As a result of the merger with PEC, the natural gas utility segment recorded additional asset retirement obligations related to distribution pipe removal (including asbestos and PCBs in pipes), and asbestos in property. In accordance with SFAS No. 71, the utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and Interpretation No. 47, and the rate-making practices for retirement costs authorized by the applicable regulators. Asset retirement obligations identified at Integrys Energy Services relate to asbestos abatement at certain generation facilities.

The following table shows changes to the asset retirement obligations of Integrys Energy Group through March 31, 2007.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2006	$9.4	$0.7	$10.1
Asset retirement obligations from merger with PEC	123.8	-	123.8
Accretion	0.9	-	0.9
Asset retirement obligations at March 31, 2007	$134.1	$0.7	$134.8

NOTE 11--INCOME TAXES

The effective tax rates for the three months ended March 31, 2007, and 2006 were 26.3% and 31.6%, respectively. Integrys Energy Group's provision for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, our interim effective tax rate reflects our projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35%, primarily due to the effects of Section 29/45K federal tax credits related to Integrys Energy Services' ownership in a synthetic fuel production facility and state income taxes.

Effective January 1, 2007, Integrys Energy Group adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109” The cumulative effect of adopting FIN 48 was a decrease of $0.1 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, Integrys Energy Group's liability for uncertain tax positions was $3.9 million. As a result of the February 21, 2007 merger with PEC, Integrys Energy Group's liabilities for uncertain tax positions increased an additional $10.2 million. During the first quarter of 2007, Integrys Energy Group recognized additional liabilities for uncertain tax positions of $0.4 million.

At January 1, 2007 unrecognized tax benefits of $3.2 million would affect Integrys Energy Group's effective tax rate if recognized in subsequent periods. Integrys Energy Group records penalties and accrued interest related to uncertain tax positions in income tax expense.

With the adoption of FIN 48, Integrys Energy Group now records penalties and accrued interest related to income taxes as a component of income tax expense. Prior to January 1, 2007, Integrys Energy Group had recorded interest and penalties as components of income before taxes. At January 1, 2007, Integrys Energy Group's liability for the possible payment of interest and penalties related to uncertain tax positions was $0.2 million. As a result of the February 21, 2007, acquisition of PEC, Integrys Energy Group assumed additional liabilities for possible payment of interest and penalties of $3.9 million. During the first quarter of 2007, Integrys Energy Group recognized additional liabilities for possible payment of interest and penalties of $0.2 million.

Subsidiaries of Integrys Energy Group file income tax returns in the U.S. federal jurisdiction, in various U.S. state and local jurisdictions, and in Canada. With a few exceptions (major exceptions listed below), Integrys Energy Group is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002.

•	Wisconsin Department of Revenue - WPSC has agreed to statute extensions for tax years covering 1996-2001.
•	Illinois Department of Revenue - PEC and combined subsidiaries have agreed to statute extensions for tax years covering 2001-2003.
•	United States Internal Revenue Service (IRS) - PEC and consolidated subsidiaries have agreed to statute extensions for tax years covering 1999-2003.

Integrys Energy Group has closed examinations for the following major jurisdictions for the following tax years:

•
United States IRS - Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

•
United States IRS - Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 2004 tax year, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals for potential resolution.

•
United States IRS - PEC and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals for potential resolution.

Integrys Energy Group has open examinations for the following major jurisdictions for the following tax years:

•	United States IRS - Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an open examination for the 2005 tax year.
•	United States IRS - PEC and consolidated subsidiaries have an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue - PEC and combined subsidiaries have an open examination for the 2001-2003 tax years.
•	Wisconsin Department of Revenue - WPSC has an open examination for the 1996-2001 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of March 31, 2007.

Integrys Energy Services has unconditional purchase obligations related to energy supply contracts that total $7.5 billion. Substantially all of these obligations end by 2009, with obligations totaling $496.5 million extending from 2010 through 2018. The majority of the energy supply contracts are to meet Integrys Energy Service's obligations to deliver energy to its customers.

WPSC has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply and transportation extend through 2016 and total $418.4 million. Through 2016, WPSC has obligations totaling $1.3 billion for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $93.5 million through 2017. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.

PEC has obligations at March 31, 2007, related to natural gas supply and transportation contracts, mainly on behalf of their nonregulated subsidiaries, with total estimated demand payments of $471.5 million (the majority of which expire prior to December 31, 2011). PEC's nonregulated subsidiaries have contracts to sell natural gas to customers.

PGL has obligations at March 31, 2007, related to natural gas supply and transportation contracts with total estimated demand payments of $308.7 million through 2017. PGL expects to recover these costs in future customer rates. Additionally, PGL has contracts to sell natural gas to customers.

NSG has obligations at March 31, 2007, related to natural gas supply and transportation contracts with total estimated demand payments of $68.7 million through 2017. NSG expects to recover these costs in future customer rates. Additionally, NSG has contracts to sell natural gas to customers.

UPPCO has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $30.4 million and extend through 2010. UPPCO expects to recover these costs in future customer rates. Additionally, UPPCO has contracts to sell natural gas to customers.

MGUC has obligations related to natural gas contracts totaling $71.7 million, substantially all of which end by 2009. MGUC expects to recover these costs in future customer rates. Additionally, MGUC has contracts to sell natural gas to customers.

MERC has obligations related to natural gas contracts totaling $131.6 million, some of which extend through 2014. MERC expects to recover these costs in future customer rates. Additionally, MERC has contracts to sell natural gas to customers.

Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors. At March 31, 2007, these purchase orders totaled $468.5 million for Integrys Energy Group. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

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

In 2000 and 2002, Wisconsin Power and Light Company received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by Wisconsin Power and Light, Madison Gas and Electric Company, and WPSC). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the EPA's review of the information provided by WPSC and Wisconsin Power and Light, the EPA may issue "notices of violation" or "findings of violation" asserting that a violation of the Clean Air Act occurred and/or seek additional information from WPSC and/or third parties who have information relating to the boilers or close out the investigation. To date, the EPA has not responded to the filings made by WPSC and Wisconsin Power and Light. In addition, under the federal Clean Air Act, citizen groups may pursue a claim. WPSC has no notice of such a claim based on the information submitted to the EPA.

In response to the EPA's Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects, and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7.0 million and $30.0 million. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in the pending litigations.

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

Pulliam Air Permit Violation Lawsuit

On October 19, 2005, the Sierra Club Inc. and Clean Wisconsin Inc. filed a complaint against WPSC in the Eastern District of Wisconsin pursuant to the citizen suit provisions of the Clean Air Act. The complaint alleged various violations at the 373-megawatt J.P. Pulliam Plant located in Green Bay, Wisconsin, including opacity exceedances, opacity monitoring violations, and other violations of limitations in the facility's Clean Air Act operating permit. On January 10, 2007, the court entered a Consent Decree based on the stipulated agreement of the parties, settling the litigation. Under the terms of the Consent Decree, WPSC is to pay the plaintiffs attorneys fees, fund $500,000 of environmental projects through the Wisconsin Energy Conservation Corporation, and perform upgrades on the precipitators and other environmental control equipment at Pulliam. For one year after the improvements are completed (January 1 through December 1, 2008), WPSC's performance will be evaluated and, depending upon that performance, WPSC may be required to make additional contributions to energy efficiency projects. WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units. In lieu of upgrading the precipitators for Pulliam Units 3 and 4 (both are 30-megawatt units), WPSC has elected to shut down these units by December 31, 2007. Since WPSC expects the 500-megawatt Weston 4 plant to come on line in 2008, it anticipates no electric supply shortfalls as there will be power available to replace these small units.

Weston 4 Air Permit

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61, Wis. Stats., seeking a contested case hearing on the WDNR construction permit issued for the Weston 4 generation station (“Weston 4 air permit”). In February 2006, the Administrative Law Judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower. The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR.

The Sierra Club and WPSC filed petitions for judicial review of the Administrative Law Judge's decision with the circuit court. On August 7, 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of the Sierra Club's petition as premature. On October 12, 2006, the court granted the motion to dismiss and the Sierra Club filed a petition for appeal of the circuit court's dismissal with the Wisconsin Court of Appeals. Oral argument in the Court of Appeals proceeding is scheduled for May 16, 2007. These activities did not stay the construction of the Weston 4 facility or the Administrative Law Judge's decision on the Weston 4 air permit. WPSC believes that it has substantial defenses to the Sierra Club's appeal of the circuit court's decision and does not expect these actions to stop construction. However, until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with the revised Weston 4 air permit on its future operating or construction costs.

Weston Operating Permits

On April 18 and April 26, 2005, WPSC notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the Title V air operating permit that was issued to the facility in

October 2004. These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility. On July 25, 2005, a Notice of Violation (“NOV”) was issued to WPSC by the WDNR alleging various violations of the operating permit. In response to the NOV, a compliance plan was submitted to the WDNR. Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment. On January 19, 2006, WPSC received from the WDNR a Notice of Noncompliance seeking further information by February 3, 2006, regarding the alleged noncompliance event. On February 20, 2006, a NOV was issued regarding the fuel oil issue, concerns over monitoring procedures and the operation of baghouse equipment. The WDNR referred the matter to the Wisconsin Attorney General's Office for resolution on April 11, 2007. WPSC has undertaken corrective actions and is seeking to revise the applicable permit limits.

In early November 2006, it came to the attention of WPSC that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration (“PSD”) analysis. For the PSD analysis, a baseline of emissions was established in each area of the country which meets National Ambient Air Quality Standards, with a corresponding allowable increment of additional emissions for each regulated pollutant which, if permitted, would still ensure that the air quality in the area will not be degraded below the National Standard. Each new air permit issued by the WDNR then uses up part of the available increment for specific pollutants, and once, and so long as the total increment for any pollutant is exhausted, the WDNR cannot issue air permits for any additional sources of that pollutant.

WPSC continues to investigate the situation as it relates to the Weston facility in connection with the future Weston operating permit and is continuing to work with the WDNR. WPSC may be required to make changes to the Weston facility operating permits to address any modeling issues that may arise. To the extent necessary, WDNR would have the ability under the Title V program to incorporate any such changes in a compliance plan. Integrys Energy Group currently is not able to make a final determination of the probable timing or cost impact of this issue, if any.

Mercury and Interstate Air Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin. The rule requires WPSC to control annual system mercury emissions in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. The State of Wisconsin is in the process of revising the state rule to adopt the federal requirements. The draft rule revisions contain provisions that may impact the cost of compliance. However, following the public hearing and comment process, those provisions may change. Also, the State of Wisconsin has filed suit against the federal government along with other states in opposition to the rule. WPSC estimates capital costs of approximately $15.0 million to achieve the proposed 75% reductions. The capital costs are expected to be recovered in a future rate case.

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

Integrys Energy Services expects no significant capital costs for compliance with the 70% reduction requirement.

The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases. The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide. The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions. The rule allows the affected states (including Wisconsin, Michigan, Pennsylvania, and New York) to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state. Wisconsin’s rule, which is anticipated to be final in June 2007, incorporates the cap and trade approach.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2015. On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $229.0 million in order to meet an assumed 2015 compliance date. This estimate is based on costs of current control technology and current information regarding the final EPA rule. The costs may change based on the requirements of the final state rules.

Integrys Energy Services is evaluating the compliance options for the Clean Air Interstate Rule. Additional nitrogen oxide controls on some of Integrys Energy Services' facilities may be necessary, and would cost approximately $0.3 million. Integrys Energy Services will evaluate a number of options including using the cap and trade program, fuel switching, and/or installing controls.

Clean Air Regulations

Most of the generation facilities owned by Integrys Energy Services are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide and sulfur dioxide. In future years, Integrys Energy Services expects to purchase sulfur dioxide and nitrogen oxide emission allowances at market rates, as needed, to meet its requirements for its generation facilities.

Manufactured Gas Plant Remediation

Integrys Energy Group has numerous manufactured gas plant remediation sites in Wisconsin, Illinois, and Michigan. All are former regulated utility sites and as such are being remediate, with costs charged to existing ratepayers at WPSC, PGL, NSG and MGUC.

WPSC continues to investigate the environmental cleanup of ten manufactured gas plant sites. Cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc, Menominee, and two Sheboygan sites in Wisconsin is substantially complete. Groundwater treatment and/or monitoring at these sites will continue into the future. Cleanup of the land portion of three sites will be addressed in the future. River sediment remains to be addressed at sites with sediment contamination, and priorities will be determined in consultation with the EPA. The additional work at the sites remains to be scheduled.

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternatives Program. In January 2007, a seventh site in Sheboygan was transferred to the EPA Superfund Alternatives Program. Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites. A schedule has been agreed to under which on-site investigative work will commence in 2007. WPSC estimated the future undiscounted investigation and cleanup costs as of March 31, 2007, to be approximately $67.7 million and has accrued this amount at March 31, 2007. WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures. WPSC has received $12.9 million in insurance recoveries, which were recorded as a reduction in the regulatory asset as of March 31, 2007. WPSC received an additional $2.5 million in insurance recoveries in April, 2007.

MGUC, which acquired retail natural gas distribution operations in Michigan from Aquila in the second quarter of 2006, is responsible for the environmental impacts at 11 manufactured gas plant sites. Removal of the most contaminated soil has been completed at seven sites. Future investigations are needed at many of the sites to evaluate on-site, off-site, and sediment impacts.

MGUC has estimated future investigation and remediation costs of approximately $26.2 million as of March 31, 2007. The MPSC has historically authorized recovery of these costs. An environmental liability and related regulatory asset were recorded at the date of acquisition to reflect the expected investigation and clean-up costs relating to these sites and the expected recovery of these costs in future rates.

As these 11 sites are integrated into the corporate gas plant site management program, cost estimates may change. We will also evaluate the feasibility of transferring the MGUC sites into the EPA Superfund Alternatives Program.

MERC, which acquired retail natural gas distribution operations in Minnesota from Aquila in the third quarter of 2006, is not responsible for any manufactured gas plant sites, and thus, no environmental investigations are needed.

PGL is addressing 29 manufactured gas sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Remediations have been completed at all or portions of nine of these 25 sites. PGL has determined that remediations are not required at three of these 25 sites.

NSG is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites. Remediations have not yet been completed at any of these four sites. NSG has determined that remediation is not required at one of these four sites.

The EPA has identified NSG as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), at the Waukegan Coke Plant Site located in Waukegan, Illinois (“Waukegan Site”). The Waukegan Site is part of the Outboard Marine Corporation (“OMC”) Superfund Site. The EPA also identified OMC, General Motors Corporation and certain other parties as PRP’s at the Waukegan Site. The EPA issued a record of decision (“ROD”) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. NSG and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million. The soil component of the remedial action was completed in August 2005. The final design for the groundwater component of the remedial action has been completed and construction of the groundwater treatment plan has commenced. The EPA has agreed to reduce the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

PGL and NSG are pursuing the transfer of 13 manufactured gas sites (11 PGL sites and two NSG sites) which are presently being addressed under Illinois Environmental Protection Agency ("IEPA") supervision to a program administered by the EPA. Under EPA supervision, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

In 2004, the owners, River Village West LLC (“River Village West”) of a property in the vicinity of the former Pitney Court Station filed suit against PGL in the United States District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (“RCRA”). The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing PGL to remediate the site. In December 2005, PGL and the plaintiffs settled and the litigation has been dismissed with prejudice. Pursuant to the terms of the settlement agreement, PGL has agreed to remediate the site and to investigate and, if necessary, remediate sediments in the area of the Chicago River adjacent to the site.

With respect to portions of certain sites in the City of Chicago (“Chicago”), PGL has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require PGL to perform extensive investigations or remediations. These demands include notice letters sent to PGL by River Village West. These letters informed PGL of River Village West's intent to file suit under RCRA seeking an order directing PGL to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005) (“RVW”), seeks an order directing PGL to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. PGL has filed an answer denying liability.

In August 2006, a member of River Village West individually filed suit against PGL in the United States District Court for the Northern District of Illinois under the RCRA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-4465 (N.D. III. 2006) (“Snitzer I”), seeks an order directing PGL to remediate the Willow Street Station former manufactured gas plant site which is located along the Chicago River. PGL has filed an answer denying liability and the court has set a scheduling order. In October 2006, the same individual filed another suit in the United States District Court for the Northern District of Illinois under the RCRA and under CERCLA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-5901 (N.D. III. 2006) (“Snitzer II”), seeks an order directing PGL to remediate the following four former manufactured gas plant sites, which are located on or near the Chicago River: 22nd Street Station, Division Street Station, Hawthorne Station, and North Shore Avenue Station. PGL has filed an answer to the RCRA count denying liability and is moving to dismiss the CERCLA count. This individual has also notified PGL of his intent to file suit under RCRA and CERCLA seeking an order directing PGL to remediate the following former manufactured gas plant sites: Calumet Station and North Station.

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.

The utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At March 31, 2007, regulatory assets (stated in current year dollars) were recorded in the following amounts: for PGL, $218.4 million; for NSG, $71.1 million. Each of the foregoing amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas plant sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence as follows: for PGL, $183.9 million; for NSG, $70.3 million. Management also estimates that additional costs in excess of the recorded liabilities are reasonably possible in the following amounts: for PGL, $112.1 million; for NSG, $79.1 million. The foregoing estimates do not reflect the impact, if any, of placing certain manufactured gas plant sites under the EPA-administered program referred to above. If these sites are addressed under EPA supervision, the foregoing estimates may change.

Actual costs, which may differ materially from these estimates, will depend on several factors including whether contamination exists at all sites, the nature and extent of contamination and the level of remediation that may be required. Other factors that may affect such costs include, but are not limited to, changes in remediation technology, fluctuations in unit costs and changes in environmental laws and regulations.

Each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

PGL and NSG are recovering the costs of environmental activities relating to their former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

Management believes that any costs incurred by PGL or NSG for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are therefore recoverable through rates for utility service. Accordingly, management believes that the costs incurred by PGL and NSG in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of PGL or NSG. However, any changes in PGL's or NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially affect PGL’s or NSG’s recovery of such costs through rates.

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

UPPCO has worked with federal and state agencies in their investigations. UPPCO is still in the process of investigating the incident. Integrys Energy Group maintains a comprehensive insurance program that includes UPPCO and which provides both property insurance for its facilities and liability insurance for liability to third parties. Integrys Energy Group is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to Integrys Energy Group.

As of May 13, 2005, several lawsuits were filed by the claimants and putative defendants relating to this incident. The suits that have been filed against UPPCO, Integrys Energy Group, and WPSC include the following claimants: Wisconsin Electric Power Company, Cleveland Cliffs, Inc., Board of Light and Power of the City of Marquette, the City of Marquette, the County of Marquette, Dead River Campers, Inc.,

Marquette County Road Commission, SBC, ATC, and various land and home owners along the Silver Lake reservoir and Dead River system. UPPCO filed a suit against the engineering company that designed the fuse plug (“MWH Americas, Inc.”) and the contractor who built it (“Moyle Construction, Inc.”). UPPCO has reached confidential settlements with Wisconsin Electric Power Company, Cleveland Cliffs, ATC, Marquette Board of Light & Power and the City of Marquette resolving their respective claims. The settlement payments have or will be reimbursed by Integrys Energy Group's insurer and, therefore, did not have a material impact on the Condensed Consolidated Financial Statements. Integrys Energy Group has also settled several small claims with various landowners that are also covered by insurance. Integrys Energy Group is defending the remaining lawsuits and is seeking resolution of all claims and litigation where possible. A trial date in October 2007 has been set for the remaining cases.

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

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand from the S.W. Shattuck Chemical Company, Inc. (“Shattuck”), a responsible party under CERCLA, for reimbursement, indemnification and contribution for the response costs incurred at Shattuck’s Denver site. Shattuck is a wholly owned subsidiary of Salomon, Inc. The demand alleges that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed.

NSG filed a declaratory judgment action against Salomon in the United States District Court for the Northern District of Illinois. The suit asked the court to declare that NSG is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the district court granted NSGs’ motion for summary judgment, declaring that NSG is not liable for any response costs in connection with the Denver site.

In 1998, the United States Court of Appeals, for the Seventh Circuit, reversed the district court’s decision and remanded the case for determination of what liability, if any, the former entity has, and therefore NSG has, for activities at the site.

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA’s announcement followed a six-month scientific/technical review by the agency of the remedy’s effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility.

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. In August 2002, the agreement was approved by the United States District Court for the District of Colorado. Under the terms of the agreement, Shattuck agreed to pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

The EPA’s website indicates that the remediation of the site was completed in July 2006 and that all radioactive waste has been removed. The website further indicates that the site has been deemed protective of human health and the environment. According to a published news report, the EPA has stated that the total cost of the remedy was $57 million.

NSG does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, NSG cannot reasonably estimate what range of loss, if any, may occur. In the event that NSG incurs liability, it would pursue reimbursement from insurance carriers and other responsible parties, if any.

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. UPPCO received an order from the MPSC permitting deferral and future recovery of these costs. A liability of $1.3 million and an associated regulatory asset of $1.3 million were recorded at March 31, 2007, for estimated future expenditures associated with remediation of the site. In addition, UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next year will be $2.4 million. UPPCO has recorded $0.4 million of this amount as its share of the liability as of March 31, 2007.

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases. Integrys Energy Group is evaluating both the technical and cost implications, which may result from a future greenhouse gas regulatory program. This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers. At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress. Efforts are underway within the utility industry to develop cleaner ways to burn coal. The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues. Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units. However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program. Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Gas Charge Reconciliation Proceedings and Related Matters

Gas Charge Settlement

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. The gas charge represents the cost of gas and transportation and storage services purchased ("Gas Charge") In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the ICC would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding PGL and NSG for fiscal 2001-2004 costs. The recommendations that proceedings for PGL’s and NSG’s fiscal 2000 be reopened were made moot by approval of the settlement. The orders, which became publicly available March 30, 2006, adopted a January 17, 2006, Settlement Agreement and Release among and between PGL, NSG, the People of the State of Illinois through the Illinois Attorney General (“AG”), the City of Chicago and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (“Agreement”).

In its orders approving the Agreement, the ICC determined that $96.0 million should be refunded to PGL customers and $4.0 million should be refunded to NSG customers. In April 2006, the refunds were credited to customer accounts.

Pursuant to the Agreement, PEC also paid $5.0 million jointly to Chicago and the AG in 2006. PEC also agreed to pay up to $5.0 million per year over the next five years (the “Subsequent Payments”) towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the “Conservation Programs”). The five subsequent payments of up to $5.0 million shall be based upon Conservation Programs to be developed by Chicago and/or the AG. PGL and NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs. On an ongoing basis and at least quarterly, PGL and NSG will continue to evaluate whether amounts should be recorded for probable and reasonably estimable liabilities for some or all of the remaining $25.0 million in subsequent payments related to the Conservation Programs. Triggering events that would lead us to conclude that the liabilities are probable and estimable for the subsequent payments include evidence that Chicago and the AG have established or are taking steps to develop valid Conservation Programs and have provided the estimated costs for those programs as required under the Agreement.

Under the Agreement, PGL and NSG each agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service. PGL had written off an estimated $200.0 million in prior periods. NSG had written off an estimated $7.0 million in prior periods.

The Agreement provides that PGL and NSG will cooperate with Chicago and the AG to identify those customers who were not receiving gas as of the date of the Agreement that are financial hardship cases. The hardship cases were identified by the utilities, the AG and Chicago. Following identification, PGL and NSG reconnected the hardship cases. PGL and NSG forgave all outstanding debt for reconnected customers.

The Agreement also provides that PGL and NSG agree to implement recommendations proposed by the ICC’s staff and the interveners to conduct internal and external audits of their gas procurement practices. A gas supply management audit performed by a consulting firm retained by the ICC is in progress. No findings or recommendations have yet been communicated.

PGL also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas Hub services as an offset to utility customers’ gas charges and to account for such revenues received from gas Hub services in the same manner in all future gas charges.

Amounts refunded in connection with the Gas Charge Reconciliation Cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and are not believed to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future gas charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005, and PGL and NSG filed direct testimony. The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings does not affect these cases, except for PGL’s agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ gas charges. ICC Staff and intervener direct testimony was filed January 18, 2007. For PGL, Staff witnesses recommended a disallowance of approximately $22.2 million, of which $10.7 million is the amount of Hub revenues that PGL previously testified that it would refund to customers. An intervener witness (on behalf of the Citizens Utility Board and Chicago) recommended a disallowance of approximately $11.5 million for PGL. The majority of the proposed disallowances, other than the Hub revenues, is for a one-time adjustment by PGL to transportation customers’ bank (storage) gas liability balances. For NSG, Staff witnesses recommended a disallowance of approximately $1.1 million. An intervener witness (on behalf of the Citizens Utility Board) recommended a disallowance of approximately $1.1 million for NSG. The majority of the proposed disallowance is for a one-time adjustment by NSG to transportation customers’ bank (storage) gas liability balances. PGL and NSG filed their rebuttal testimony on February 22, 2007, and Staff and interveners filed their rebuttal testimony on April 25, 2007. In their rebuttal testimony, the Staff witnesses reduced their recommended disallowance to about $20.5 million and $1 million for PGL and NSG, respectively. Management cannot predict the outcome of these cases, but PGL has recorded liabilities primarily associated with the $11.3 million related to 2005 Hub revenues and $3.4 million related to the Staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the 2001-2004 cases, which PGL stated in its rebuttal testimony it is not contesting, and both of which are inclusive of accrued interest. For NSG, management has recorded a $0.4 million liability primarily associated with this contingency, which NSG stated in its rebuttal testimony it is not contesting and which is inclusive of accrued interest.

The hearing for these reconciliation cases is scheduled for May 30, 2007.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006. PGL and NSG filed their direct testimony on April 10, 2007. Staff and interveners are required to file a pleading by August 1, 2007, identifying their issues, if any.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 gas charge reconciliation proceedings. The suit, Alport et al v. Peoples Energy Corporation seeks unspecified compensatory and punitive damages. PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that PEC acted in concert with others to commit a tortious act. PEC denies the allegations and is vigorously defending the suit.

Based upon the settlement and dismissal of PGL's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court, on September 25, 2006, granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases).  The plaintiffs filed a third amended complaint and a motion for class certification, to which PEC provided an opposing answer.  On April 25, 2007 the Court denied, without prejudice, plaintiffs’ motion for class certification. The Court set the case for a status hearing on May 16, 2007. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Corrosion Control Inspection Proceeding

State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines. On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe. On November 3, 2006, PGL and all intervening parties filed a stipulation to settle the ICC proceeding, and the ICC Staff separately filed in support of the stipulation. The ICC entered an order approving the stipulation on December 30, 2006. This order resolves only the ICC proceeding and does not constitute a release of any other potential actions outside of the ICC proceeding. With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC Staff and PGL will now begin the investigation process.

On May 16, 2006, the AG served a subpoena requesting documents relating to PGL’s corrosion inspections. PGL’s counsel has met with representatives of the AG’s office and provided documents relating to the subpoena. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

On July 10, 2006, the U.S. Attorney for the Northern District of Illinois served a grand jury subpoena on PGL requesting documents relating to PGL’s corrosion inspections. PGL’s counsel has met with the U.S. Attorney’s office and provided documents relating to corrosion inspections. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits. PGL and NSG filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC. The plaintiffs have not yet filed a new complaint with the court nor have they filed complaints at the ICC. PEC and its utility subsidiaries continue to believe they have meritorious defenses and intend to vigorously defend against the class action lawsuit. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Technology License

Ronald A. Katz Technology Licensing, L.P. (“RAKTL”) has offered PEC a license to a portfolio of patents claiming that certain products and services utilized by PEC or its utility subsidiaries may infringe the patents. The patents purportedly relate to various aspects of telephone call processing in PEC’s customer call center. Discussions with RAKTL are ongoing, and no legal proceedings have been instituted against PEC. Based on its current analysis of this matter, PEC has decided to seek a license from RAKTL. Based on the information available at this time, management does not believe resolution of this matter will have a material adverse impact on Integrys Energy Group’s financial position or results of operations.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel. The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada. Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant formerly owned by WPSC.

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel. Because the DOE failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel. The case was filed on January 22, 2004, in the United States Court of Federal Claims. The case has been temporarily stayed until June 29, 2007.

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

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages due to "stray voltage" from the operation of WPSC's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Two stray voltage cases are now pending. The first case, Allen v. WPSC, resulted in a June 2003 jury verdict in the plaintiff's favor. Both parties appealed. In February 2005, the court of appeals affirmed the damage verdict but remanded to the trial court for a determination of whether a post-verdict injunction was warranted. WPSC paid the damages verdict. On August 31, 2006, the parties settled the injunction issues. This settlement does not resolve the entire case, because the plaintiff has been permitted to file an amended complaint seeking money damages allegedly suffered since June 2003. Trial is scheduled for October 30, 2007, in Green Bay. The expert witnesses retained by WPSC do not believe that there is any scientific evidence of a "stray voltage" problem caused by WPSC on the plaintiff's land after June 2003. Accordingly, WPSC intends to contest the plaintiff's claim for money damages. The second case, Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case. No trial date has been set.

Two cases have been recently resolved. The first of these cases, Schmoker v. WPSC was brought in Wisconsin state court in Winnebago County. This case has been settled well within WPSC's self insured retention. The second of these cases, Seidl v. WPSC, is also no longer pending. That case was dismissed on June 21, 2005, when the trial judge granted WPSC's motion for a directed verdict. The Seidl plaintiffs appealed that dismissal. On July 18, 2006, the Court of Appeals affirmed the trial judge's ruling. The plaintiffs chose not to ask the Wisconsin Supreme Court to review the case, so the dismissal is now final.

WPSC has insurance coverage for these pending claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending actions will not be material.

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

Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million and will receive additional equity in ATC in exchange for the project funding. Under its agreement, Integrys Energy Group invested $12.0 million in ATC during the three months ended March 31, 2007, bringing Integrys Energy Group's investment in ATC related to the project to $121.0 million since inception. Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval from the PSCW to continue the project at a revised cost estimate of $420.3 million to reflect additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project, and ATC overhead costs. Integrys Energy Group has the right, but not the obligation, to provide additional funding in excess of $198 million for up to 50% of the revised cost estimate. Integrys Energy Group's future funding of the line was subject to being reduced by the amount funded by Allete, Inc. Allete exercised its option to fund $60 million of capital calls for a portion of the Wausau to Duluth transmission line and completed this funding in February 2007. During 2007 through the completion of the line in 2008, Integrys Energy Group expects to fund up to approximately $57 million for the Wausau to Duluth transmission line.

Synthetic Fuel Production Facility

Background

Integrys Energy Group significantly reduced its consolidated federal income tax liability through tax credits available to it under Section 29/45K of the Internal Revenue Code for the production and sale of solid synthetic fuel produced from coal. These tax credits are scheduled to expire at the end of 2007 and are provided as an incentive for taxpayers to produce fuel from alternate sources and reduce domestic dependence on imported oil. This incentive is not deemed necessary if the price of oil increases sufficiently to provide a natural market for the fuel. Therefore, the tax credits in a given year are subject to phase-out if the annual average reference price of oil within that year exceeds a minimum threshold price set by the IRS and are eliminated entirely if the average annual reference price increases beyond a maximum threshold price set by the IRS. The reference price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil, which has in recent history been approximately $6 below the NYMEX price of a barrel of oil. The threshold price at which the credit begins to phase-out was set in 1980 and is adjusted annually for inflation. The IRS releases the final numbers for a given year in the first part of the following year.

Information Related to Section 29/45K Federal Tax Credits

In order to mitigate exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized, Integrys Energy Services entered into derivative (option) contracts, beginning in the first quarter of 2005, covering a specified number of barrels of oil. If no phase-out were to occur in 2007, Integrys Energy Services would expect to recognize approximately $39 million of Section 29/45K federal tax credits, both from its ownership interest in a synthetic fuel production facility as well as from additional tons of synthetic fuel production elected as a result of the actions of one of its synthetic fuel partners, who chose not to receive production in 2007. Based upon actual year-to-date and forward oil prices at March 31, 2007, we are anticipating partial phase-outs of the 2007 Section 29/45K federal tax credits. However, we cannot predict with certainty the future price of a barrel of oil and, therefore, have no way of knowing what portion of our 2007 tax credits will ultimately be phased out. Integrys Energy Services estimates that 2007 Section 29/45K federal tax credits will begin phasing out if the annual average NYMEX price of a barrel of oil reaches approximately $62, with a total phase-out if the annual average NYMEX price of a barrel of oil reaches approximately $77. At March 31, 2007, based upon already settled and forward NYMEX oil prices as of March 31, 2007, we anticipate that approximately 28% of the 2007 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out.

At March 31, 2007, Integrys Energy Services had derivative (option) contracts that mitigated approximately 75% of its volumetric exposure to Section 29/45K phase-outs in 2007. The derivative contracts involve purchased and written options that provide for net cash settlement at expiration based on the annual average NYMEX trading price of oil in relation to the strike price of each option. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently as a component of nonregulated revenue. This results in mark-to-market gains or losses being recognized in earnings in different periods than the tax credits. For the year ending December 31, 2007, including the projected tax credit phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $28 million from our ownership interest in a synthetic fuel production facility. However, the actual amount of tax credits recognized in 2007 could differ substantially from our March 31, 2007 estimate, based upon actual average annual oil prices and production levels for the remainder of the year. Since we began the hedging program in 2005, gains on oil option contracts utilized to economically hedge the 2007 tax credits added an additional $4.9 million to pre-tax income. This $4.9 million net gain will reverse by December 31, 2007, assuming no phase-out. In addition, based upon option contracts in place at March 31, 2007, Integrys Energy

Services anticipates it would recognize approximately $16 million of realized pre-tax losses in 2007 assuming no phase-out, which is the cost associated with mitigating the risk of phase-out of approximately 75% of the 2007 Section 29/45K tax credits.

In addition to exposure from federal tax credits, Integrys Energy Services has also historically received royalties tied to the amount of synthetic fuel produced, as well as variable payments from a counterparty related to Integrys Energy Services' 2002 sale of 30% of its interest in ECO Coal Pelletization #12. While variable payments were received by Integrys Energy Services quarterly, royalties are a function of annual synthetic fuel production and are generally not received until later in the year. Because one of Integrys Energy Services' partners in the synthetic fuel facility elected not to take any production in 2007, Integrys Energy Services does not anticipate receiving any royalty income in 2007, compared to $0 and $3.5 million of pre-tax royalty income that was realized in 2006 and 2005, respectively. Integrys Energy Services realized pre-tax income related to variable payments from the 2002 sale of $3.2 million through the first nine months of 2006, but did not realize any income from variable payments in the fourth quarter of 2006 and does not expect to realize any income from variable payments in 2007, primarily because Integrys Energy Services will take this counterparty's production in 2007. In comparison, Integrys Energy Services realized pre-tax income of $3.6 million and $3.5 million related to the variable payments in 2005 and 2004, respectively.

Impact of Synthetic Fuel Activities on Results of Operations

The following table shows the impact that Integrys Energy Services' investment in the synthetic fuel production facility and procurement of additional tons, including derivative (option) contract activity, had on the Condensed Consolidated Statements of Income for the quarter ended March 31.

Amounts are pre-tax, except tax credits (millions)	Income (loss)
	Quarter Ended
	2007	2006
Provision for income taxes:
Section 29/45K federal tax credits recognized	$20.6	$4.5

Nonregulated revenue:
Mark-to-market gains on 2006 oil options	-	6.0
Net realized gains on 2006 oil options	-	2.0
Mark-to-market gains on 2007 oil options	1.0	2.4

Miscellaneous income:
Operating losses - synthetic fuel facility	(4.6)	(4.7)
Variable payments received	0.1	0.9
Royalty income recognized	-	-
Deferred gain recognized	0.6	0.6
Interest received on fixed note receivable	0.1	0.3

Minority interest	0.1	1.2

NOTE 13--GUARANTEES

As part of normal business, Integrys Energy Group and its subsidiaries enter into various guarantees providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

Most of the guarantees issued by Integrys Energy Group include inter-company guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance. As such, these guarantees are excluded from the recognition and measurement requirements of FASB Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

Corporate guarantees issued in the future under the Board of Directors authorized limits may or may not be reflected on Integrys Energy Group's Condensed Consolidated Balance Sheet, depending on the nature of the guarantee.

At March 31, 2007, and December 31, 2006, outstanding guarantees totaled $2,027.9 million, and $1,659.0 million, respectively, as follows:

Integrys Energy Group's Outstanding Guarantees (Millions)	March 31, 2007	December 31, 2006
Guarantees of subsidiary debt	$503.3	$178.3
Guarantees supporting commodity transactions of subsidiaries	1,391.0	1,314.0
Standby letters of credit	121.0	155.3
Surety bonds	1.4	1.2
Other guarantees	11.2	10.2
Total guarantees	$2,027.9	$1,659.0

Integrys Energy Group's Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed at March 31, 2007	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$503.3	$-	$150.0	$-	$353.3
Guarantees supporting commodity transactions of subsidiaries	1,391.0	1,172.9	106.8	10.6	100.7
Standby letters of credit	121.0	118.7	2.3	-	-
Surety bonds	1.4	1.4	-	-	-
Other guarantees	11.2	-	8.9	2.3	-
Total guarantees	$2,027.9	$1,293.0	$268.0	$12.9	$454.0

At March 31, 2007, Integrys Energy Group had outstanding $503.3 million in corporate guarantees supporting indebtedness. Of that total, $325.0 million relates to the Supplemental Indenture discussed in the next paragraph. In addition, $150.0 million supports an Integrys Energy Services credit agreement entered into in April 2006, which extends through October 2007, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by Integrys Energy Group and are subject to the aggregate $1.9 billion guarantee limit authorized for Integrys Energy Services by Integrys Energy Group's Board of Directors (discussed below). At March 31, 2007, $100.0 million has been borrowed by Integrys Energy Services, leaving $50 million available on the existing credit agreement. The remaining $28.3 million of guarantees support outstanding debt at Integrys Energy Services' subsidiaries, of which $1.0 million is subject to Integrys Energy Group's $1.9 billion limit and the remaining $27.3 million received separate authorization from Integrys Energy Group's Board of Directors. The underlying debt related to these guarantees is reflected on Integrys Energy Group's Condensed Consolidated Balance Sheet.

On March 6, 2007, Integrys Energy Group announced that it had entered into a first supplemental indenture with PEC and The Bank of New York Trust Company, N.A. The Supplemental Indenture permits Integrys Energy Group to substitute PEC’s financial reports (that were previously required to be supplied to bondholders) with the financial reports that Integrys Energy Group files with the SEC. The terms of the Supplemental Indenture also provide that Integrys Energy Group will fully and unconditionally guarantee, on a senior unsecured basis, PEC’s obligations under its $325 million, 6.90% Notes due January 15, 2011.

Integrys Energy Group's Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.9 billion to support the business operations of Integrys Energy Services. Integrys Energy Group primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide them assurance that Integrys Energy Services will perform on its obligations and permit Integrys Energy Services to operate within these markets. At March 31, 2007, Integrys Energy Group provided parental guarantees subject to this limit in the amount of $1,275.4 million, reflected in the above table for Integrys Energy Services' indemnification obligations for business operations, in addition to $8.1 million of guarantees that received specific authorization from Integrys Energy Group's Board of Directors and are not included in the $1.9 billion general authorized amount. Of the parental guarantees provided by Integrys Energy Group, the current amount at March 31, 2007, which Integrys Energy Group would be obligated to support, is approximately $523.4 million.

Another $3.2 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on Integrys Energy Group's Condensed Consolidated Balance Sheets. In February 2005, Integrys Energy Group's Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO.

Corporate guarantees in the amount of $75.0 million and $125.0 million have been authorized by Integrys Energy Group's Board of Directors to support MGUC and MERC, respectively. MGUC and MERC had $40.2 million and $64.1 million, respectively, of outstanding guarantees related to natural gas supply at March 31, 2007.

At Integrys Energy Group's request, financial institutions have issued $121.0 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. Of this amount, $116.0 million has been issued to support Integrys Energy Services' operations. Included in the $116.0 million is $2.5 million that has specific authorization from Integrys Energy Group's Board of Directors and is not included in the $1.9 billion guarantee limit. The remaining $113.5 million counts against the $1.9 billion guarantee limit authorized for Integrys Energy Services. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from Integrys Energy Group. Any amounts owed by our subsidiaries are reflected in Integrys Energy Group's Condensed Consolidated Balance Sheet.

At March 31, 2007, Integrys Energy Group furnished $1.4 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights of way. Liabilities incurred as a result of activities covered by surety bonds are included in the Integrys Energy Group's Condensed Consolidated Balance Sheet.

A guarantee was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on WPSC's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45. The maximum exposure related to this guarantee was $4.0 million at March 31, 2007 and $4.9 million at December 31, 2006 and is included in the above table.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light Company agreed to indemnify Dominion for 70% of any and all reasonable costs asserted or initiated against, suffered, or otherwise existing, incurred or accrued, resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum exposure of $15 million for WPSC and Wisconsin Power and Light Company combined. WPSC believes that it will expend its share of costs related to this indemnification and, as a result, recorded the fair value of the liability, or $8.9 million, as a component of the loss on the sale of Kewaunee. As of March 31, 2007, WPSC has paid a total of $4.0 million to Dominion related to this guarantee, reducing the liability to $4.9 million. The liability recorded for this guarantee was $5.3 million at December 31, 2006.

Typically, under agreements related to the sales of assets or subsidiaries, Integrys Energy Group or its subsidiaries agree to indemnify the buyers for losses resulting from potential breaches of Integrys Energy Group or its subsidiaries' representations and warranties thereunder. Integrys Energy Group believes the likelihood of having to make any material cash payments under these sales agreements as a result of breaches of representations and warranties is remote, and as such, has not recorded any liability related to these agreements.

Integrys Energy Services also provided a side letter indemnification with the sale of Niagara regarding possible environmental contamination from ash disposal from the facility, with a maximum exposure amount of $2.3 million. At March 31, 2007, Integrys Energy Services had recorded a $0.2 million liability related to this guarantee, representing estimated fair value.

NOTE 14--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three months ended March 31:

Integrys Energy Group	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Service cost	$8.2	$5.9	$3.2	$1.8
Interest cost	14.1	10.0	5.4	3.9
Expected return on plan assets	(15.9)	(10.5)	(4.1)	(3.1)
Amortization of transition obligation	-	-	0.3	0.1
Amortization of prior-service cost (credit)	1.5	1.3	(0.6)	(0.5)
Amortization of net loss	3.2	2.1	0.8	1.0
Net periodic benefit cost	$11.1	$8.8	$5.0	$3.2

Transition obligations, prior service costs (credits), and net losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated other comprehensive income for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities, pursuant to SFAS No. 71. In the first quarter of 2007, $0.3 million of transition costs, $1.0 million of net prior service costs, and $3.8 million of net losses were amortized from regulatory assets to net periodic benefit cost.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year. For the three months ended March 31, 2007, no contributions were made to either the pension benefit plan or the other postretirement benefit plans. Integrys Energy Group expects to contribute an additional $25.4 million to its pension plan and $15.2 million to its other postretirement benefit plans during 2007.

NOTE 15--STOCK-BASED COMPENSATION

On February 21, 2007, all of PEC's then outstanding stock options were converted into 377,833 Integrys Energy Group stock options based on the exchange ratio of 0.825. These stock options were fully vested prior to the merger date. At Integrys Energy Group, during the three months ended March 31, 2007, 139,411 stock options were exercised and 7,799 were forfeited, resulting in 2,199,248 stock options outstanding at March 31, 2007.

On February 21, 2007, all of PEC's then outstanding stock appreciation rights were converted into 14,021 Integrys Energy Group stock appreciation rights. The fair value of the stock appreciation rights is estimated with a Black-Scholes model and was not significant at March 31, 2007.

NOTE 16--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Integrys Energy Group's total comprehensive income is:

	Three Months Ended March 31,
(Millions)	2007	2006
Income available for common shareholders	$139.4	$60.1
Cash flow hedges, net of tax of $(8.9) and $12.0	(14.1)	18.6
SFAS No. 158 amortization of net loss, net of tax	0.4	-
Unitary tax adjustment	(0.2)	-
Foreign currency translation, net of tax	0.1	-
Unrealized gain on available-for-sale securities, net of tax	-	0.2
Total comprehensive income	$125.6	$78.9

The following table shows the changes to accumulated other comprehensive income (loss) from December 31, 2006, to March 31, 2007.

(Millions)
December 31, 2006 balance	$(13.8)
Cash flow hedges	(14.1)
Unitary tax adjustment	(0.2)
Foreign currency translation	0.1
Defined benefit pension and other benefits plans	0.4
March 31, 2007 balance	$(27.6)

NOTE 17--COMMON EQUITY

Integrys Energy Group had the following shares outstanding at March 31, 2007, and December 31, 2006, respectively:

	March 31, 2007	December 31, 2006
Common stock, $1 par value, 200,000,000 shares authorized	75,593,982	43,387,460
Treasury shares	12,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	306,590	311,666
Average cost of deferred compensation rabbi trust shares	$42.57	$42.24

Integrys Energy Group had the following changes to common stock outstanding for the three months ended March 31, 2007:

Integrys Energy Group's common stock shares	Three Months Ended March 31, 2007

Common stock outstanding at December 31, 2006	43,387,460
Shares issued
Merger with PEC	31,942,219
Stock Investment Plan	104,589
Stock options and employee stock option plans	150,819
Rabbi trust shares	8,895
Common stock outstanding at March 31, 2007	75,593,982

Pursuant to the merger with PEC, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, that they held immediately prior to the merger. This resulted in an increase in common stock outstanding of 31,942,219 shares as of March 31, 2007.

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

	Three Months Ended March 31,
(Millions, except per share amounts)	2007	2006

Basic EPS
Average shares of common stock outstanding - basic	57.5	40.3

Income from continuing operations	$2.02	$1.45
Discontinued operations, net of tax	$0.40	$0.04
Earnings per common share (basic)	$2.42	$1.49

Diluted EPS
Average shares of common stock outstanding	57.5	40.3
Effect of dilutive securities
Stock options	0.3	0.3
Average shares of common stock outstanding - diluted	57.8	40.6

Income from continuing operations	$2.01	$1.44
Discontinued operations, net of tax	$0.40	$0.04
Earnings per common share (diluted)	$2.41	$1.48

NOTE 18--REGULATORY ENVIRONMENT

Wisconsin

The PSCW approved the merger with PEC as of February 16, 2007. The merger approval order contains several conditions. One condition is that WPSC will not have a base rate increase prior to January 1, 2009. Under this condition, WPSC will be allowed to adjust rates effective January 1, 2008, for changes in fuel costs due to changes in the NYMEX natural gas futures prices, coal prices and transportation costs for coal. While WPSC had asked for authority to also adjust rates effective January 1, 2008 for the change in transmission costs from 2007 to 2008, the PSCW did not provide that authority in this order. WPSC will continue to pursue recovery of 2008 transmission costs. Other conditions imposed in the order include no recovery of transaction costs, recovery of transition costs in 2009 and later years limited to the verified synergy savings in those years, a requirement that WPSC seek approval for the formation of a services company within 120 days of the closing of the merger, WPSC holding ratepayers harmless from any increase in interest and preferred stock costs demonstrated to be attributable to nonutility activities and provided that the authorized capital structure is consistent with the authorized costs, and WPSC not paying a dividend to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.61%) and a retail natural gas rate increase of $18.9 million (3.77%), effective January 12, 2007. The 2007 rates reflect a 10.9% return on common equity. The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure. The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center. The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites. In order to provide greater rate certainty for our customers through 2008, WPSC filed a biennial rate proposal with the PSCW on July 7, 2006. The PSCW acted upon this proposal as part of the 2007 rate case and approved the biennial rate proposal for 2007 and 2008, but denied WPSC’s proposed revenue stability mechanism.

As part of its January 2007 final written order, the PSCW determined that it was reasonable for WPSC to continue to defer the MISO Day 2 charges associated with net congestion and financial transmission rights costs and revenues, and the cost differences between marginal losses and average losses through 2007. At March 31, 2007, WPSC had deferred $19.1 million of costs related to these matters.

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January 2006 through March 2006 as well as the projected fuel savings in April through June 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost saving. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement. On March 16, 2007, the PSCW approved a final refund to WPSC retail electric customers of $14.5 million. This refund had been accrued at December 31, 2006. The refund resulted in a credit to customers’ bills over the period mid-March through mid-April.

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

In WPSC's 2006 rate case (discussed above), the PSCW ruled that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and determined that Wisconsin retail customers were entitled to be refunded approximately 85% (approximately $108.0 million of the total $127.1 million of proceeds received) of the proceeds received from the liquidation of the nonqualified decommissioning trust fund over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital). In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund over a 60-month period. Refunding to Michigan customers began in the third quarter of 2005. In December 2006, the MPSC issued an order authorizing WPSC to amortize the approximately $2.0 million balance of the Michigan portion of the Kewaunee nonqualified decommissioning trust fund simultaneously with the amortization of approximately $2.0 million of the 2005 power supply under collections from January 2007 through July 2010. FERC customers will receive approximately 13% of the proceeds received from the liquidation of the nonqualified decommissioning fund.

On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution. Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and a final agreement was reached with one FERC customer in the second quarter of 2006. A refund of approximately $3.0 million was made to this customer, offset by a payment received from this customer of approximately $1.0 million related to both the loss WPSC recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage. In the fourth quarter of 2006 a final agreement was reached between WPSC and the remaining FERC customers to resolve all Kewaunee related issues, which included the loss on the sale of Kewaunee, the outage costs related to the 2005 Kewaunee outage, and the refund of the non-qualified decommissioning trust fund. Based upon this resolution, in December 2006, the FERC Administrative Law Judge certified the settlement as uncontested. WPSC expects the FERC to issue a final order approving this settlement in the second quarter of 2007. Pursuant to the settlement, WPSC will be required to make a lump-sum payment to the remaining FERC customers of approximately $14.0 million representing their contributions to the non-qualified decommissioning trust fund during the period in which they received service from WPSC. The settlement would also require these FERC customers to make two separate lump-sum payments to WPSC with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage. The payments to WPSC total approximately $1.0 million and $9.0 million, respectively, and will be netted against the $14.0 million refund due to these customers within 30 days following the FERC's acceptance of the settlement.

At March 31, 2007, WPSC had a $42.2 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded in 2007.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system. On March 17, 2005, the PSCW authorized WPSC to defer replacement fuel costs related to the outage. On April 8, 2005, the PSCW approved deferral of the operating and maintenance costs, including carrying costs at the most recently authorized pre-tax weighted average cost of capital. In the order granted for WPSC's 2006 rate case, which was finalized on December 22, 2005 (discussed above), the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006, including carrying costs on the unamortized balance at the composite short-term debt rate. Because the PSCW had initially approved deferral of carrying costs based upon the weighted average cost of capital, WPSC was required to write-off $2.2 million of carrying costs in the fourth quarter of 2005. WPSC also filed with the FERC for approval to defer these costs in the wholesale jurisdiction and the issue was resolved as part of the settlement discussed above. For WPSC's Michigan retail customers, fuel costs are recovered through a pass through fuel adjustment clause and no deferral request is needed. At March 31, 2007, $36.8 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

In May 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin. The extensive maintenance ended on November 23, 2005. During the maintenance efforts, WPSC received approximately 87% of the expected coal deliveries. WPSC took steps to conserve coal usage and secured alternative coal supplies at its affected generation facilities during that time. On September 23, 2005, the PSCW approved WPSC's request for deferred treatment of the incremental fuel costs resulting from the coal supply issues. As of March 31, 2007, $5.8 million was deferred related to this matter. These costs were addressed in WPSC's 2007 retail electric rate case and will be recoverable in 2007 and 2008.

Michigan

As a result of changing natural gas prices, MGUC implemented a gas cost recovery factor increase of 16% on April 1, 2007. MGUC filed its plan with the MPSC pertaining to projected gas cost recovery charges. In addition, the plan accounts for securing future natural gas supplies for its customers for the period of April 1, 2007, through March 31, 2008.

On June 27, 2006, the MPSC issued a final written order authorizing a retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006. The 2006 rate increase reflects a 10.75% return on common equity and a common equity ratio of 54.9% in its regulatory capital structure. The retail electric rate increase was required in order to improve service quality and reliability, upgrade technology, and manage rising employee and retiree benefit costs.

The increased retail electric rate does not reflect the recovery by UPPCO of any deferred costs associated with the Silver Lake incident, which will be addressed in a future proceeding.

Illinois

On March 9, 2007, PGL and NSG filed requests with the ICC to increase natural gas rates for PGL and NSG $102.5 million and $6.3 million, respectively, for 2008. The proposed rate increases are required to allow the companies to recover their current cost of service and to earn a reasonable rate of return on their equity investment. The PGL filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure. In addition, the PGL filing also proposes a recovery mechanism outside of a rate case for costs associated with the acceleration of its program to replace the cast iron mains within its gas distribution system. The NSG filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

On February 7, 2007, the ICC approved the PEC merger by accepting an agreed upon settlement among the parties to the merger case. The order included Conditions of Approval regarding commitments by the applicants to provide certain reports, perform studies of the PGL gas system, promote and hire a limited number of union employees in specific areas, make no reorganization-related layoffs or position reductions within the PGL gas union workforce, maintain PGL and NSG's operation and maintenance and capital budgets at recent levels, file a plan for formation and implementation of a services company, accept certain limits on the merger-related costs that can be recovered from ratepayers, and not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the PGL and NSG storage gas inventory in connection with closing the merger. The Conditions of Approval also include commitments by the company with respect to the pending rate cases of PGL and NSG. These are the inclusion of merger synergy savings of $13.1 million in the proposed test year, the recovery of $7.0 million of the merger-related costs in the test year (reflecting recovery of $35.0 million of costs over 5 years), proposing a $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of merger costs, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the PJM Interconnection were eliminated effective December 1, 2004. To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (“SECA”) to be put into place. Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

For the 16-month transitional period, Integrys Energy Services received billings of $19.2 million (pre-tax) for these charges, of which approximately $17.0 million related to its Michigan retail electric business and $2.0 million related to its Ohio retail electric business. Integrys Energy Services expensed $14.7 million of the $19.2 million as it is probable that Integrys Energy Services' total exposure will be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings. Integrys Energy Services anticipates settling a portion of its SECA matters through vendor negotiations in 2007. Integrys Energy Services has reached settlement agreements with two of its vendors for a combined $1.3 million. The SECA hearing to resolve all issues was held in the spring of 2006. The Administrative Law Judge hearing the case issued an Initial Decision that was in agreement with all of Integrys Energy Services' positions. The Administrative Law Judge certified the Initial Decision to the FERC in mid-September 2006, closing the hearing record. Briefs on Exception to the Initial Opinion were filed with FERC in early September 2006, and Opposing Exceptions were filed on October 10, 2006. The FERC will review the hearing record, the Initial Decision, and the briefs on exception, and issue a Final Order. If the Final Order is consistent with the Initial Decision of the Administrative Law

Judge, Integrys Energy Services' total exposure may be reduced by approximately $13.0 million. The Final FERC Order is subject to rehearing and then court challenges, with final resolution anticipated sometime in 2007 or early 2008. Any refunds to Integrys Energy Services will include interest for the period from payment to refund. Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact Integrys Energy Services' long-term competitiveness because the only unresolved issue is the final FERC Order and pending refund. In addition to potential rehearing and court challenges of the final FERC order in this case, the application and legality of the SECA has been challenged by many load-serving entities, including Integrys Energy Services, and in rehearing requests, which are also subject to court challenges.

The SECA is also an issue for WPSC and UPPCO, who have intervened and protested a number of proposals in this docket because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers. It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates. WPSC and UPPCO have reached a settlement in principle with American Electric Power and Commonwealth Edison, which was certified by the settlement judge and now awaits approval by the FERC along with dozens of other full and partial settlements. Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1.0 million of the approximately $4.0 million of SECA charges paid by WPSC during the transition period. If FERC does not approve this settlement, which is deemed unlikely, WPSC and UPPCO have reserved their rights to challenge various issues in SECA which were not settled by the hearings. WPSC and UPPCO have also reserved their rights to challenge any briefs on exception to the Initial Decision and FERC's final order in this case if the settlement is not approved.

NOTE 19--SEGMENTS OF BUSINESS

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments. At March 31, 2007, Integrys Energy Group reported five segments, which are described below.

The two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC, MGUC, MERC, PGL, and NSG. PEC’s regulated natural gas utility operations (PGL and NSG) were included in results of operations since the merger date. PGL and NSG purchase, store, distribute, sell, and transport natural gas to customers throughout Chicago and portions of northeastern Illinois.

Integrys Energy Services is the primary nonregulated segment offering natural gas, electric, and alternate fuel supplies as well as energy management and consulting services to retail and wholesale customers, and marketing power from its generation plants that are not under contract to third parties. Also included in this segment are PEC’s nonregulated energy marketing businesses.

The nonregulated oil and gas production segment includes the results of PEP, which have been reported as discontinued operations. In February 2007, Integrys Energy Group announced its commitment to divest of PEP. PEP engages in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States through direct ownership in oil, gas and mineral leases.

The Other segment, another nonregulated segment, includes the operations of the Integrys Energy Group holding company, along with nonutility activities at WPSC, PGL, NSG, MGUC, MERC, and UPPCO.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Oil and Gas Production	Other(2)		Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended March 31, 2007
External revenues	$288.5	$681.3	$969.8	$1,774.1	$-		$2.7	$-	$2,746.6
Intersegment revenues	10.7	0.5	11.2	1.3	-		0.2	(12.7)	-
Depreciation and amortization expense	20.2	16.7	36.9	2.8	-		0.5	-	40.2
Miscellaneous income (expense)	1.1	0.8	1.9	(0.1)	-		15.7(3)	(5.2)	12.3
Interest expense	8.1	9.5	17.6	3.6	0.4		20.0	(5.2)	36.4
Provision (benefit) for income taxes	9.9	28.5	38.4	3.1	(0.1)		0.5	-	41.9
Income (loss) from continuing operations	17.0	35.5	52.5	64.9	(0.2)		-	-	117.2
Discontinued operations	-	-	-	14.8	8.2		-	-	23.0
Preferred stock dividends of subsidiary	0.5	0.3	0.8	-	-		-	-	0.8
Income available for common shareholders	16.5	35.2	51.7	79.7	8.0		-	-	139.4

Three Months Ended March 31, 2006
External revenues	$246.2	$193.0	$439.2	$1,556.5	-	$	- .	$-	$1,995.7
Intersegment revenues	10.2	-	10.2	1.3	-		0.3	(11.8)	-
Depreciation and amortization expense	20.1	4.6	24.7	2.4	-		0.1	-	27.2
Miscellaneous income (expense)	0.5	-	0.5	(2.2)	-		12.7(3)	(2.3)	8.7
Interest expense	7.4	2.4	9.8	2.4	-		8.4	(2.3)	18.3
Provision (benefit) for income taxes	8.4	4.1	12.5	15.3	-		(0.4)	-	27.4
Income from continuing operations	15.9	7.1	23.0	35.5	-		0.8	-	59.3
Discontinued operations	-	-	-	1.6	-		-	-	1.6
Preferred stock dividends of subsidiary	0.4	0.4	0.8	-	-		-	-	0.8
Income available for common shareholders	15.5	6.7	22.2	37.1	-		0.8	-	60.1

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.
(3)	Other miscellaneous income for the quarter ended March 31, 2007 and 2006, includes $12.1 million and $10.6 million, respectively, of pre-tax income from equity method investments.

NOTE 20--NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard eliminates the current requirement for deferring "day one" gains on energy contracts that are not evidenced by quoted market prices or other current market transactions. The standard will be effective for Integrys Energy Group beginning January 1, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective for Integrys Energy Group beginning January 1, 2008. We are currently evaluating the impact that SFAS No. 159 will have on our financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Integrys Energy Group is a diversified holding company operating through a portfolio of subsidiaries that provide energy and related services. Our wholly owned subsidiaries as of March 31, 2007 included six regulated utilities, WPSC, UPPCO, MGUC, MERC, PGL, and NSG, and one nonregulated subsidiary, Integrys Energy Services. Of our six regulated utilities, WPSC has electric and natural gas operations, UPPCO provides only electric operations, with the remaining four utilities providing only natural gas operations. Our six regulated utilities operate in various areas of Illinois, Wisconsin, Minnesota, and Michigan while our nonregulated operations are disbursed throughout portions of the Midwest, East Coast, Canada, Texas and Colorado. Integrys Energy Group also owns approximately 31% of ATC, a multi-state, transmission-only utility that provides electric transmission service in an area from the Upper Peninsula of Michigan throughout the eastern half of Wisconsin and into portions of Illinois. As announced, in connection with the merger with PEC, we will be divesting of PEP, an oil and natural gas production business acquired in the merger with PEC. The portfolio of major subsidiaries and investments at Integrys Energy Group is summarized as follows:

Integrys Energy Group - Holding Company

6 Regulated Subsidiaries - WPSC, UPPCO, MGUC, MERC, PGL, and NSG	1 Nonregulated Subsidiary - Integrys Energy Services	31% Ownership in ATC	Oil & Natural Gas Production - PEP

Strategic Overview

The focal point of Integrys Energy Group's business plan is the creation of long-term value for our shareholders and our customers through growth, operational excellence, asset management, risk management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services. We are seeking to manage our regulated and nonregulated portfolio of businesses with an emphasis on delivering strong earnings growth, while maintaining a reasonable risk profile. A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base - We are focusing on growth in our regulated operations. A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success. Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
In February 2007, we consummated the merger with PEC. As a result of the merger, PEC is now a wholly owned subsidiary of Integrys Energy Group. See Note 5, "Acquisitions and Sales of Assets," for more information.

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability. Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC and is expected to be commercially operational by June 2008.

•
In 2006 we completed the acquisition of Aquila's natural gas distribution operations in Michigan and Minnesota. The addition of these regulated assets in close proximity to Integrys Energy Group's existing regulated electric and natural gas operations in Wisconsin and Michigan has transitioned Integrys Energy Group to a larger and stronger regional energy company.

•
Our investment in ATC continues to produce strong results. We continue to receive additional equity interest as consideration for funding a portion of the Duluth, Minnesota, to Wausau, Wisconsin, transmission line. As of March 31, 2007, we owned approximately 31% of ATC and we anticipate that our ownership will move up to about 34% by the end of 2007 and will stabilize at about 35% in 2008.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators. Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	WPSC continues to upgrade electric and gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and shareholders.

•	PGL is expecting to invest approximately $368 million in capital projects between 2007 and 2009 to construct and upgrade infrastructure.

Strategically Grow Nonregulated Businesses - Integrys Energy Services will grow its electric and natural gas business (through strategic hiring and acquisitions, penetration in existing markets, and new product offerings) by targeting growth in areas where it has market expertise. Integrys Energy Services also focuses on optimizing the operational efficiency of its existing portfolio of assets and pursues compatible development projects that strategically fit with its customer base and market expertise. We expect our nonregulated operations to provide between 20% and 30% of our earnings, on average, in the future.

•
The merger with PEC combines the complementary nonregulated energy marketing businesses of both companies. By combining the energy marketing businesses, we have more strategic opportunities to grow current nonregulated services by focusing on combined nonregulated retail and wholesale operations and disciplined risk management processes to create a stronger, more competitive, and better balanced growth platform for our nonregulated business.

•
In the fourth quarter of 2006, Integrys Energy Services hired experienced personnel and is currently developing the infrastructure to support a wholesale electric product offering in Denver, Colorado. Operations will begin in 2007 with a focus on the MISO, Alberta, Ontario (ESCO), and Western Systems Coordinating Council (WSCC) markets.

•
Integrys Energy Services began developing a retail electric product offering in the Mid-Atlantic market (Pennsylvania, Delaware, Washington DC, Maryland, and New Jersey) in 2006. Having been presented with a good opportunity to leverage its infrastructure throughout the northeastern United States, Integrys Energy Services hired experienced personnel in the Mid-Atlantic region and has started signing up customers. Delivery of power to these customers is expected in the second quarter of 2007. Integrys Energy Services currently has a market presence in this region by servicing wholesale electric customers.

•
Integrys Energy Services began developing a product offering in the Texas retail electric market in late 2005 and started to deliver power to these customers in July 2006. Integrys Energy Services continues to increase both its customer base (by signing up new enrollments) and volumes in the Texas retail electric market.

•	Integrys Energy Services continues to grow its retail natural gas business in Illinois, Canada and Ohio through the addition of new customers.

Integrate Resources to Provide Operational Excellence - Integrys Energy Group is committed to integrating resources of its regulated business units and also its nonregulated business units, while complying with any and all applicable regulatory and legal restrictions. Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customer's expectations, we will provide value to shareholders and customers and assist in lowering costs for certain activities.

•
The merger with PEC will align the best practices and expertise of both companies and result in efficiencies by eliminating redundant and overlapping functions and systems. The merger is expected to ultimately result in annual cost savings of approximately $87 million in the corporate and regulated businesses and $7 million in the nonregulated business. We anticipate achieving these ongoing synergies approximately five years from the closing date of the merger. One-time costs to achieve the synergies are expected to be approximately $179 million.

•
At our regulated business units, we are optimally sourcing work and combining resources to achieve best practices at WPSC, PGL, NSG, UPPCO, MGUC, and MERC in order to achieve operational excellence and sustainable value for customers and shareholders. In order help accomplish this goal a services company will be formed. See "Other Future Considerations," for more information about the services company.

•
An initiative we call "Competitive Excellence" is being deployed across Integrys Energy Group and its subsidiaries. Competitive Excellence strives to eliminate work that does not provide value for customers. This will create more efficient processes, improve the effectiveness of employees, and reduce costs. Since its implementation in 2005, over $18 million in cost-avoidance and cost-reduction outcomes have been realized. Competitive Excellence will be utilized to help Integrys Energy Group achieve the anticipated synergies in the merger with PEC.

Place Strong Emphasis on Asset and Risk Management - Our asset management strategy calls for the continuous assessment of our existing assets as well as a focus on the acquisition of assets that complement our existing business and strategy. This strategy also calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile. We maintain a portfolio approach to risk and earnings.

•
The combination of Integrys Energy Group and PEC creates a larger, stronger, and more competitive regional energy company. This merger, along with the 2006 acquisition of the Michigan and Minnesota natural gas distribution operations from Aquila, diversifies the company's regulatory risk due to the expansion of utility operations to multiple jurisdictions.

•
In connection with the merger with PEC in February 2007, Integrys Energy Group announced its commitment to divest of PEP. The divesture of this oil and natural gas production business will lower Integrys Energy Group's business risk profile and provide funds to reduce debt.

•
In January 2007, Integrys Energy Services sold WPS Niagara Generation, LLC for approximately $31 million. Niagara owned the 50-megawatt Niagara Falls generation facility located in Niagara Falls, New York. The pre-tax gain on the sale was approximately $25 million and was recorded in the first quarter of 2007.

•	We continue to evaluate alternatives for the sale of real estate holdings we have identified as no longer needed for our operations.

Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business.

•	Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.

•	We have implemented formula based market tariffs to manage risk in the regulated wholesale market.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services - Integrys Energy Group's mission is to provide customers with the best value in energy and related services. By effectively operating a mixed portfolio of generation and investing in new generation and transmission (via the ATC) while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, and value priced service to our customers. We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile. We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.

•
Contract administration and formal project management tools have enabled us to better manage the costs of our construction expenditure program and the integration of our new subsidiaries and assets. These cost reduction initiatives help us provide competitively priced energy and energy related services.

•
NatureWise, WPSC's renewable energy program, was recently selected as one of the top ten renewable energy programs in the United States for 2006 by the United States Department of Energy's National Renewable Energy Laboratory. NatureWise, with a premium of 1.0 cent per kilowatt hour, ranked tenth among all United States utility programs in the price premium category.

•
We manage our operations to minimize the impact we might have on the environment. Our new Weston 4 facility will be one of the most efficient generating units in the country with state-of-the-art environmental controls and will allow us to reduce the amount of emissions produced for each megawatt-hour of electricity that we generate. We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•
By effectively operating a mixed portfolio of generation and investing in new generation, like Weston 4, and new transmission (via our ownership in the ATC), Integrys Energy Group is helping to ensure continued reliability for our customers.

Energy Environment

The energy industry in the United States is changing significantly for both regulated and nonregulated businesses. Volatility, especially price volatility, is common for both regulated and nonregulated businesses. This volatility allows for growth opportunities to market participants who are flexible and innovative, like the regulated and nonregulated businesses at Integrys Energy Group. Integrys Energy Group has utilized, and will continue to utilize, its flexibility and innovation to seek strategic growth opportunities and maintain strong earnings growth in a volatile industry.

Business Operations

Our regulated and nonregulated businesses have distinct competencies and business strategies. They offer differing energy and energy related products and services, and experience a wide array of risks and challenges. Our regulated utilities derive revenues primarily from the purchase, production, distribution, and sale of electricity and the purchase, distribution, and sale of natural gas to retail customers. The regulated utilities also provide wholesale electric service to numerous utilities and cooperatives for resale. Our nonregulated business offers natural gas, electric, and alternate fuel supplies, as well as energy management and consulting services, to retail and wholesale customers in various areas of the United States and portions of Canada. The market risks and challenges of our business are discussed in Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

Integrys Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments and sale of generation from power plants. The table below discloses future natural gas and electric sales volumes under contract at Integrys Energy Services as of March 31, 2007. Integrys Energy Services expects that its ultimate sales volumes in 2007 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and as existing customers renew expiring contracts and those who do not have long-term contracts continue to buy their short-term requirements from Integrys Energy Services.

Forward Contracted Volumes at 3/31/2007 (1)	04/01/07 to 3/31/08	04/01/08 to 3/31/09	After 3/31/09

Wholesale sales volumes - billion cubic feet	170.6	28.6	8.7
Retail sales volumes - billion cubic feet	204.6	55.6	42.0
Total natural gas sales volumes	375.2	84.2	50.7

Wholesale sales volumes - million kilowatt-hours	32,147	12,192	8,401
Retail sales volumes - million kilowatt-hours	14,185	4,824	2,806
Total electric sales volumes	46,332	17,016	11,207
(1)
This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table will be net settled. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

For comparative purposes, the future natural gas and electric sales volumes under contract at March 31, 2006, are shown below. The actual electric and natural gas sales volumes for the three months ended March 31, 2007, and 2006 are disclosed within "Results of Operations" below.

Forward Contracted Volumes at 3/31/2006 (1)	04/01/06 to 3/31/07	04/01/07 to 3/31/08	After 3/31/08

Wholesale sales volumes - billion cubic feet	137.0	14.8	5.8
Retail sales volumes - billion cubic feet	184.0	41.0	37.4
Total natural gas sales volumes	321.0	55.8	43.2

Wholesale sales volumes - million kilowatt-hours	16,131	7,027	4,346
Retail sales volumes - million kilowatt-hours	1,868	430	140
Total electric sales volumes	17,999	7,457	4,486
(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table could be net settled.

Both retail and wholesale forward natural gas volumes under contract have increased as of March 31, 2007, compared to March 31, 2006, partially due to the merger with PEC. The nonregulated company of PEC, which merged with Integrys Energy Services effective February 21, 2007, contributed approximately 40 billion cubic feet to forward contracted natural gas volumes. Excluding these volumes, the increase in retail natural gas volumes under contract at Integrys Energy Services was driven by lower natural gas prices providing opportunities for Integrys Energy Services to enter into supply contracts with customers in existing markets. Increased volatility in natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions, driving the increase in wholesale natural gas sales volumes under contract at March 31, 2007, compared to March 31, 2006. Wholesale electric volumes under contract increased significantly at March 31, 2007. The increase in wholesale electric sales volumes was mostly related to the continued expansion of Integrys Energy Services' wholesale electric businesses in the eastern markets, Colorado and Illinois. No wholesale electric volumes under contract were related to the merger with PEC. The emphasis Integrys Energy Services is placing on its originated wholesale customer electric business is producing encouraging results and, as a result, Integrys Energy Services has increasingly entered into contracts to provide electricity to wholesale customers in the future. Retail electric sales volumes under contract have also increased at March 31, 2007, partially due to the merger with PEC. The nonregulated business of PEC contributed approximately 8 million megawatt-hours to forward contracted volumes. Retail electric sales volumes also increased due to continued expansion of retail electric product offerings in various markets. In 2006, Integrys Energy Services expanded its retail electric product offering in Illinois, New Hampshire, Rhode Island, Massachusetts, and Texas. Integrys Energy Services previously did not offer retail electric products, or offered few products, in these areas and expects to continue to build retail electric sales in these markets by continuing to attract new customers.

Integrys Energy Services employs credit policies to mitigate its exposure to credit risk. As a result of these credit policies, Integrys Energy Services has not experienced significant write-offs from its large wholesale counterparties to date. The table below summarizes Integrys Energy Services' wholesale counterparty credit exposure, categorized by maturity date, as of March 31, 2007. At March 31, 2007, Integrys Energy Services had exposure with two investment grade counterparties that were more than 10% of net exposure. Net exposure with these counterparties was $57.1 million and is included in the table below.

Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade - regulated utility	$19.4	$11.0	$5.1	$ 3.3
Investment grade - other	201.7	134.7	37.0	30.0

Non-investment grade - regulated utility	13.6	12.5	1.1	-
Non-investment grade - other	3.1	3.1	-	-

Non-rated - regulated utility (3)	2.2	2.2	-	-
Non-rated - other (3)	46.5	36.0	7.6	2.9

Exposure	$286.5	$199.5	$50.8	$36.2
(1)The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2)Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $52.0 million at March 31, 2007, $25.4 million from investment grade counterparties, $2.5 million from non-investment grade counterparties, and $24.1 million from non-rated counterparties.

(3)Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support. These counterparties are subject to an internal credit review process.

RESULTS OF OPERATIONS

First Quarter 2007 Compared with First Quarter 2006

Integrys Energy Group Overview

Integrys Energy Group's results of operations for the quarters ended March 31 are shown in the following table:

Integrys Energy Group's Results (Millions, except share amounts)	2007	2006	Change

Income available for common shareholders	$139.4	$60.1	132.0%
Basic earnings per share	$2.42	$1.49	62.4%
Diluted earnings per share	$2.41	$1.48	62.8%

Income available for common shareholders was $139.4 million ($2.41 diluted earnings per share) for the quarter ended March 31, 2007, compared to $60.1 million ($1.48 diluted earnings per share) for the quarter ended March 31, 2006. Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
Electric utility earnings increased $1.0 million, from earnings of $15.5 million for the quarter ended March 31, 2006, to earnings of $16.5 million for quarter ended March 31, 2007. The increase in electric utility earnings was driven by a 2.8% increase in sales volumes, primarily related to a 5.7% increase in sales volumes to residential customers and a 4.6% increase in sales volumes to wholesale customers. The increase in sales volumes to residential customers was driven by a 2.7% quarter-over-quarter increase in the average weather-normalized electricity usage per customer and a 6.9% quarter-over-quarter increase in heating degree days, as a portion of heating load is electric. Volumes to wholesale customers increased due to higher demand from existing customers.

•
Natural gas utility earnings increased $28.5 million, from earnings of $6.7 million for the quarter ended March 31, 2006, to earnings of $35.2 million for the quarter ended March 31, 2007. Combined earnings contributed by MGUC (natural gas distribution operations acquired on April 1, 2006) and MERC (natural gas distribution operations acquired on July 1, 2006) increased $15.9 million. During the first quarter of 2007, MERC and MGUC realized combined earnings of $11.9 million, compared to a net loss of $4.0 incurred in the first quarter of 2006 (primarily related to external transition costs). Combined earnings of $7.4 million were contributed by PEC's natural gas utility operations (PGL and NSG), which were acquired on February 21, 2007. Natural gas utility earnings at WPSC increased $5.2 million (48.6%), driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers. The increase in sales volumes to residential customers was driven by a 6.9% quarter-over-quarter increase in the average weather-normalized natural gas usage per customer and a 6.9% quarter-over-quarter increase in heating degree days.

•
Integrys Energy Services' earnings increased $42.6 million, from $37.1 million for the quarter ended March 31, 2006, to $79.7 million for the same period in 2007. Higher earnings were driven by a $29.3 million ($17.6 million after-tax) increase in margin, largely the result of mark-to-market activity (caused by the application of derivative accounting rules to customer supply contracts, requiring that these derivative instruments be marked-to-market without a corresponding offset related to the customer sales contracts, which are not considered derivative instruments), margin from PEC's nonregulated businesses, and growth of Integrys Energy Services' natural gas and wholesale electric origination business. Integrys Energy Services recognized a $14.8 million after tax gain within discontinued operations related to the sale of its Niagara generation facility in the first quarter of 2007. In addition, tax credits from Integrys Energy Services' ownership interest in a synthetic fuel production facility increased $16.1 million. Partially offsetting these increases, operating and maintenance expenses increased $11.1 million ($6.7 million after-tax), driven by operating expenses incurred by PEC's nonregulated companies and business expansion activities.

•
In connection with the February 21, 2007 merger with PEC, Integrys Energy Group announced its intent to divest of PEC's Oil and Gas segment (PEP). During the quarter ended March 31, 2007, PEP realized after-tax earnings of $8.2 million, which were reported as discontinued operations.

•
Diluted earnings per share was impacted by the items discussed above as well as a 17.2 million share (42.4%) increase in the weighted average number of outstanding shares of Integrys Energy Group's common stock for the quarter ended March 31, 2007, compared to the same quarter in 2006. Integrys Energy Group issued 31.9 million shares on February 21, 2007 in conjunction with the merger with PEC and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of JP Morgan Securities, Inc. Additional shares were also issued under the Integrys Energy Group Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

In the first quarter of 2007, utility operations included (1) the electric utility segment, consisting of the electric operations of WPSC and UPPCO, and (2) the natural gas utility segment, consisting of the natural gas operations of WPSC, PGL, NSG, MGUC, and MERC. The natural gas operations of WPSC, MGUC and MERC were included for the entire quarter, while the natural gas operations of PGL and NSG were included from February 22, 2007, through March 31, 2007.

Electric Utility Segment Operations

Integrys Energy Group's Electric Utility	Three Months Ended March 31,
Segment Results (Millions)	2007	2006	Change

Revenues	$299.2	$256.4	16.7%
Fuel and purchased power costs	150.3	125.7	19.6%
Margins	$148.9	$130.7	13.9%

Sales in kilowatt-hours
Residential	838.6	793.6	5.7%
Commercial and industrial	2,103.2	2,085.7	0.8%
Wholesale	981.7	938.3	4.6%
Other	12.0	11.7	2.6%
Total sales in kilowatt-hours	3,935.5	3,829.3	2.8%

Weather - WPSC
Heating degree days - actual	3,552	3,322	6.9%

Electric utility revenue increased $42.8 million (16.7%) for the quarter ended March 31, 2007, compared to the same quarter in 2006, largely due to approved electric rate increases for WPSC and UPPCO retail electric customers. In January 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007 for Wisconsin customers. This retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 (including the training of additional personnel to maintain and operate this facility), and costs to maintain Weston 3 and the De Pere Energy Center. In June 2006, the MPSC issued a final written order to UPPCO authorizing an annual retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006. UPPCO's retail electric rate increase was required in order to improve service quality and reliability, upgrade technology, and to manage rising employee and retiree benefit costs. In addition, wholesale electric rates increased 14.3% quarter-over-quarter under the formula rate mechanisms in place for these customers. Also contributing to the increase in electric utility revenue was a 2.8% increase in sales volumes, primarily related to a 5.7% increase in sales volumes to residential customers and a 4.6% increase in sales volumes to wholesale customers. The increase in sales volumes to residential customers was driven by a 2.7% quarter-over-quarter increase in the average weather-normalized electricity usage per customer and a 6.9% quarter-over-quarter increase in heating degree days, as a portion of heating load is electric. Volumes to wholesale customers increased due to higher demand from existing customers.

The electric utility margin increased $18.2 million (13.9%) for the quarter ended March 31, 2007, compared to the same quarter in 2006. The increase in the electric utility margin included a $16.2 million (13.8%) increase in WPSC's electric margin and a $2.0 million (15.7%) increase in UPPCO's margin (driven by its retail electric base rate increase in 2006). As discussed in more detail above, WPSC's margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher residential and wholesale electric sales volumes. While the margin impact of the quarter-over-quarter increase in average weather-normalized sales volumes to residential customers is difficult to quantify, the colder weather conditions contributed approximately an additional $1.3 million to WPSC's margin.

Natural Gas Utility Segment Operations

Integrys Energy Group's	Three Months Ended March 31,
Natural Gas Utility Segment Results (Millions)	2007	2006	Change

Revenues	$681.8	$193.0	253.3%
Purchased natural gas costs	509.9	148.2	244.1%
Margins	$171.9	$44.8	283.7%

Throughput in therms
Residential	437.7	97.8	347.5%
Commercial and industrial	177.1	57.2	209.6%
Interruptible	23.7	7.6	211.8%
Interdepartmental	5.0	4.5	11.1%
Transport	371.2	99.8	271.9%
Total sales in therms	1,014.7	266.9	280.2%

Weather - WPSC
Heating degree days - actual	3,552	3,322	6.9%

Natural gas utility revenue increased $488.8 million (253.3%) for the quarter ended March 31, 2007, compared to the same quarter in 2006, due to the February 21, 2007 merger with PEC, the acquisition of natural gas distribution operations in Michigan on April 1, 2006, and the acquisition of natural gas distribution operations in Minnesota on July 1, 2006. The natural gas utility companies of PEC (PGL and NSG), generated $254 million of natural gas utility revenue and contributed 314 million therms of natural gas throughput volumes in the quarter ended March 31, 2007. The Michigan and Minnesota acquisitions generated $237 million of natural gas utility revenue and contributed 409 million therms of natural gas throughput volumes during the quarter ended March 31, 2007. WPSC's natural gas utility revenue was $190.8 million for the quarter ended March 31, 2007, compared to $193.0 million for the same quarter in 2006. The decrease in natural gas revenue at WPSC was due to natural gas prices that were 17.2% lower on a per-unit basis during the quarter ended March 31, 2007, compared to the same quarter in 2006. The decrease in natural gas prices was partially offset by a natural gas rate increase at WPSC and a 9.3% increase in natural gas throughput volumes. On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007. This retail natural gas rate increase was required for infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites. The increase in natural gas throughput volumes at WPSC was driven by a 14.7% increase in residential volumes and a 7.3% increase in commercial and industrial volumes. The increase in sales volumes to residential customers was driven by a 6.9% quarter-over-quarter increase in the average weather -normalized natural gas usage per customer and a 6.9% quarter-over-quarter increase in heating degree days.

The natural gas utility margin increased $127.1 million (283.7%) for the quarter ended March 31, 2007, compared to the same quarter in 2006. The combined margin provided by PGL and NSG was $69 million in the first quarter of 2007. The combined margin provided by MGUC and MERC was $48 million. WPSC's natural gas margin increased $10.2 million, from $44.8 million in the first quarter of 2006 to $55.0 million in the first quarter of 2007. As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), and an increase in throughput volumes to higher margin residential and commercial and industrial customers. While the margin impact of the quarter-over-quarter increase in average weather-normalized sales volumes is difficult to quantify, the colder weather conditions contributed approximately an additional $2.3 million to WPSC's margin.

Overview of Integrys Energy Services' Operations

Integrys Energy Services offers natural gas, electric, and alternative fuel supplies, as well as asset management and consulting services, to retail and wholesale customers in the Midwest and northeastern United States and portions of Canada in addition to Texas and Colorado. Integrys Energy Services offers wholesale electric products and services in developed markets throughout the United States. Integrys Energy Services also owns several merchant generation plants, primarily in the Midwest and Northeastern United States and adjacent portions of Canada.

Peoples Energy Services, which is now merged with Integrys Energy Services, provides natural gas and electricity products to residential, commercial, and industrial customers regionally within Illinois, Michigan, and Ohio. The company is one of the largest nonutility energy marketers in the Northern Illinois retail energy marketplace. Peoples Energy Wholesale Marketing provides wholesale natural gas transportation, storage, and supply services to marketers, utilities, pipelines, and natural gas-fired generation facilities. Peoples Energy Wholesale Marketing has several contractual assets for pipeline transportation and storage in the Midwest region and also owns approximately 40 miles of small diameter pipes, which are used to provide service to local refineries in the Chicago area.

In 2007, Integrys Energy Services is focusing on its existing markets by making improvements to its infrastructure in order to optimize customer service, which it believes, along with its competitive energy offerings, will allow further penetration into existing and new markets. Integrys Energy Services expects that the new retail and wholesale product offerings launched in 2006 will contribute favorably to margin in 2007.

	Three Months Ended March 31,
(Millions except natural gas sales volumes)	2007	2006	Change

Nonregulated revenues	$1,775.4	$1,557.8	14.0%
Nonregulated cost of fuel, natural gas, and purchased power	1,666.7	1,478.4	12.7%
Margins	$108.7	$79.4	36.9%
Margin Detail
Electric and other margins (other margins mostly relate to mark-to market gains on oil options of $1.0 million in the first quarter of 2007, compared to mark-to-market and realized gains on oil hedges of $10.4 million during the same period in 2006)	$72.3	$41.1	75.9%
Natural gas margins	$36.4	$38.3	(5.0%)

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	26,070.7	13,345.7	95.3%
Retail electric sales volumes in kilowatt-hours	2,486.9	1,139.1	118.3%
Wholesale natural gas sales volumes in billion cubic feet	112.0	106.4	5.3%
Retail natural gas sales volumes in billion cubic feet	111.9	73.7	51.8%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	715.4	264.7	170.3%
Retail electric sales volumes in kilowatt-hours *	2,439.5	931.6	161.9%
Wholesale natural gas sales volumes in billion cubic feet *	97.6	100.9	(3.3%)
Retail natural gas sales volumes in billion cubic feet *	91.6	69.5	31.8%
* Represents gross physical volumes

Integrys Energy Services' revenue increased $217.6 million (14.0%) for the quarter ended March 31, 2007, compared to the same period in 2006. The nonregulated energy marketing businesses acquired from PEC drove a $157 million increase in revenue, and also contributed physical sales volumes of 507.6 million kilowatt-hours to retail electric operations, 4.9 billion cubic feet to wholesale natural gas operations, and 6.8 billion cubic feet to retail natural gas operations. The addition of new customers to Integrys Energy Services' origination business drove an increase in wholesale electric sales volumes and revenue. Customer acquisitions in Ohio and Michigan drove most of the increase in retail natural gas sales volumes. Partially offsetting the impact on revenues from volume increases, energy prices decreased in the first quarter of 2007, compared to the same period in 2006. Also, Integrys Energy Services withdrew less natural gas from storage in the first quarter of 2007, compared to the same period in 2006, driving a decrease in physical wholesale natural gas sales volumes and related revenue.

Integrys Energy Services' margins increased $29.3 million (36.9%), from $79.4 million for the quarter ended March 31, 2006, to $108.7 million for the same period in 2007. Many items contributed to the quarter-over-quarter net increase in margin and, as a result, a table has been provided to summarize significant changes. Variances included under "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions. All variances depicted in the table are discussed in more detail below the table.

(Millions except natural gas sales volumes)	Increase (Decrease) in Margin for the Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Electric and other margins
Realized gains on structured origination contracts	$2.9
PEC's nonregulated retail electric business	2.5
Realized retail electric margin	(0.3)
All other wholesale electric operations	(6.0)

Other significant items:
Oil option activity	(9.4)
Retail mark-to-market activity	40.0
Liquidation of an electric supply contract in 2005	1.5
Net increase in electric and other margins	31.2

Natural gas margins
Realized natural gas margins	5.6
PEC nonregulated natural gas marketing business margins	4.9

Other significant items:
Mass market supply options	5.5
Other mark-to-market activity	(17.9)
Net decrease in natural gas margins	(1.9)

Net increase in Integrys Energy Services' margin	$29.3

Integrys Energy Services' electric and other margins increased $31.2 million (75.9%) for the quarter ended March 31, 2007, compared to same period in 2006. The following items were the most significant contributors to the net change in Integrys Energy Services' electric and other margins:

•
Realized gains on structured origination contracts - Integrys Energy Services' electric and other margin increased $2.9 million for the quarter ended March 31, 2007, compared to the same period in 2006, due to realized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and Northeastern United States. Originators focus on physical, customer-based agreements with municipalities, merchant generators and regulated utilities in areas where Integrys Energy Services has market expertise. Integrys Energy Services continues to expand its wholesale origination capabilities, taking advantage of infrastructure developments and the addition of an experienced sales force.

•
PEC's nonregulated retail electric business - PEC's nonregulated retail electric business contributed $2.5 million to margin in the first quarter of 2007, which included a $1.5 million negative impact on margin related to purchase accounting adjustments.

•
Realized retail electric margin - The realized margin from retail electric operations decreased $0.3 million, driven by a $1.1 million decrease in realized margin in Northern Maine, substantially offset by realized margin from the Texas retail electric offering that was initiated in July 2006. Integrys Energy Services contracted a new standard electric offering in Northern Maine beginning January 1, 2007, for a 26-month term. Although the new standard offer was priced higher than the previous standard offer (driven by higher supply costs), in order to mitigate the impact of higher prices on customers in Northern Maine the new standard offer prices increase over its term, while supply costs are locked in. Therefore, Integrys Energy Services anticipates that the margin in Northern Maine will increase in future periods.

•
All other wholesale electric operations - A $6.0 million decrease in margin from other wholesale electric operations was driven by a decrease in net realized and unrealized gains related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and customer supply portfolios. As part of its trading activities, Integrys Energy Services seeks to generate profits from the volatility of the price of electricity, by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets (where Integrys Energy Services has market expertise), under risk management policies set by management and approved by Integrys Energy Group's Board of Directors. Integrys Energy Services also seeks to maximize the value of its generation and customer supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts). Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies and trading activities is expected due to constantly changing market conditions and differences in the timing of gains and losses recognized on derivative and non-derivative contracts, as required by generally accepted accounting principles. A diverse mix of products and markets, combined with disciplined execution and exit strategies, has allowed Integrys Energy Services to consistently generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors. For more information on VaR, see "Item 3, Quantitative and Qualitative Disclosures about Market Risk."

•
Oil option activity - A decrease in mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits in 2006 and 2007 resulted in a $9.4 million decrease to Integrys Energy Services' electric and other margin. The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings. The benefit from Section 29/45K federal tax credits during a period is primarily based upon estimated annual synthetic fuel production levels, annual earnings projections, and any impact projected annual oil prices may have on the realization of the Section 29/45K federal tax credits. This results in mark-to-market gains or losses being recognized in different periods, compared to any tax credit phase-outs that may be recognized. For more information on Section 29/45K federal tax credits, see Note 12, "Commitments and Contingencies."

•
Retail mark-to-market activity - Retail mark-to-market activity contributed a $40.0 million increase to the electric and other margin in the first quarter of 2007, compared to the same period in 2006. In the first quarter of 2006, $3.8 million of mark-to-market losses were recognized on retail electric customer supply contracts, compared to $36.2 million of mark-to-market gains recognized on these contracts in the first quarter of 2007. Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer sales contracts, which are not considered derivative instruments. These mark-to-market gains and losses will vary, and ultimately reverse as the related customer sales contracts settle. Due to the mix of contracts that require mark-to-market accounting and those that do not, Integrys Energy Services generally experiences mark-to-market losses on supply contracts in periods of declining wholesale prices and mark-to-market gains in periods of increasing wholesale prices. Declining prices are generally favorable for Integrys Energy Services' retail business as they increase Integrys Energy Services' ability to offer customers contracts that are both favorably priced and lower than the prices offered by regulated utilities, but can cause short-term volatility in earnings.

•
Liquidation of an electric supply contract in 2005 - In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that Integrys Energy Services liquidate a firm contract to buy power in 2006 and 2007. At that time, Integrys Energy Services recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine. The cost to purchase power under the new contract is more than the cost under the liquidated contract. As a result of the termination of this contract, purchased power costs to serve customers in Maine were higher in 2006, and will also be slightly higher than the original contracted amount in 2007. The liquidation of this contract had a $1.5 million positive impact on the quarter-over-quarter change in the electric and other margin, because the contract had a $2.2 million negative impact on the electric and other margin in the first quarter of 2006, compared to a $0.7 million negative impact on margin in the first quarter of 2007.

The natural gas margin at Integrys Energy Services decreased $1.9 million (5.0%) for the quarter ended March 31, 2007, compared to the same period in 2006. The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margin:

•
Realized natural gas margins - Realized natural gas margins increased $5.6 million, from $31.7 million in the first quarter of 2006 to $37.3 million during the same period in 2007. The majority of this increase, $3.9 million, related to an increase in retail natural gas sales. Margins from retail natural gas operations in Wisconsin, Ohio, Illinois, New York, and Canada all increased, as Integrys Energy Services continues to expand its existing markets. The remaining $1.7 million increase in realized natural gas margins related to wholesale operations.

•
PEC nonregulated natural gas marketing business margins - PEC's nonregulated natural gas marketing business contributed $4.9 million to margin in the first quarter of 2007, which included a $2.4 million negative impact on margin related to purchase accounting adjustments.

•
Mass market supply options - Options utilized to manage supply costs for mass market customers, which expire in varying months through May 2007, had a $5.5 million positive quarter-over-quarter impact on Integrys Energy Services' natural gas margin. In the first quarter of 2007, these options had a $2.3 million positive impact on Integrys Energy Services' natural gas margin (commensurate with increasing natural gas prices), compared to a $3.2 million negative impact on margin in the first quarter of 2006 (commensurate with decreasing natural gas prices). These contracts are utilized to reduce the risk of price movements, customer migration, and changes in consumer consumption patterns. Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts. Full requirements natural gas contracts with Integrys Energy Services' customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement. The option mark-to-market gains and losses will reverse as the related customer sales contracts settle.

•
Other mark-to-market activity - Mark-to-market losses on derivatives not previously discussed totaling $11.2 million were recognized in the first quarter of 2007, compared to the recognition of $6.7 million of mark-to-market gains on other derivative instruments in the first quarter of 2006. A significant portion of the difference relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts as well as swaps utilized to mitigate market price risk related to certain natural gas storage contracts. Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments). Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

Overview of Holding Company and Other Segment Operations

Operating results at the Holding Company and Other segment decreased $0.8 million, from earnings of $0.8 million for the quarter ended March 31, 2006, to break even results for the quarter ended March 31, 2007. The decrease in earnings was driven by an $11.6 million increase in interest expense that was the result of an increase in short-term and long-term borrowings required to fund the acquisition of the natural gas operations in Michigan and Minnesota and working capital requirements at Integrys Energy Services. The increase in the effective tax rate was driven by the timing of recognizing income taxes in interim financial statements as required by generally accepted accounting principles. The increase in interest expense was partially offset by a $7.8 million decrease in operating expenses related to the reallocation of external costs to achieve merger synergies associated with the merger with PEC incurred from July 2006 through March 2007. In March 2007, all external costs to achieve were reallocated from the Holding Company and Other Segment (where they were initially recorded) to the other reportable segments, which will ultimately be the beneficiaries of the synergy savings resulting from the costs to achieve. A $3.0 million pre-tax increase in other income also partially offset the higher interest expense, driven by a $2.9 million increase in pre-tax earnings from Integrys Energy Group's 31.3% ownership interest in ATC. Integrys Energy Group recorded $11.8 million of pre-tax equity earnings from ATC during the first quarter of 2007, compared to $8.9 million for the same period in 2006.

Summary of External Costs to Achieve Synergy Savings

Below is a table depicting the pre-tax impact that external costs to achieve had on each reportable segment of Integrys Energy Group during the first quarter of 2007. External costs to achieve incurred in 2006 and in the first quarter of 2007 were reallocated down to the segment level at March 31, 2007.

Reportable Segment	Pre-tax Impact (Income)/Expense
Electric Utility Segment	$4.8
Natural Gas Utility Segment	2.0
Integrys Energy Services	2.0
Holding Company and Other Segment	(7.8)
$1.0

Operating Expenses

	Three Months Ended March 31,
Integrys Energy Group's Operating Expenses (Millions)	2007	2006	Change

Operating and maintenance expense	$186.7	$118.1	58.1%
Depreciation and decommissioning expense	40.2	27.2	47.8%
Taxes other than income	21.1	14.6	44.5%

Operating and Maintenance Expense

Operating and maintenance expenses increased $68.6 million (58.1%) for the quarter ended March 31, 2007, compared to the same quarter in 2006. The components of operating and maintenance expense are as follows:

Operating and maintenance expense at the electric utility segment increased $15.0 million, from $68.9 million for the quarter ended March 31, 2006, to $83.9 million for the same quarter in 2007, driven by the following:

•
The electric utility segment was allocated external costs to achieve merger synergies (discussed in more detail under "Overview of Holding Company and Other Segment Operations" above) of $4.8 million in the first quarter of 2007.

•	Electric transmission expenses increased $4.0 million, a trend the electric utility segment expects will continue as ATC charges higher rates each year due to additional transmission investment.

•	Maintenance expenses at the electric utility segment increased $3.8 million, primarily due to a major planned outage at the Weston 2 generation station.

•	General and administrative expenses increased $3.6 million at the electric segment, related primarily to increases in employee benefit costs.

Operating and maintenance expense at the natural gas utility segment increased $51.0 million, from $24.9 million in the first quarter of 2006, to $75.9 million in the first quarter of 2007. The increase in operating and maintenance expense at the natural gas utility segment was driven by $39.3 million of combined operating and maintenance expense incurred by PGL and NSG (external costs to achieve merger synergies allocated to these utilities were deferred and therefore had no impact on income available for common shareholders) and a $12.6 million combined increase in operating expenses incurred by MGUC and MERC. Operating costs incurred in the first quarter of 2006 by MGUC and MERC consisted primarily of $4.1 million of external transition costs (primarily for the start-up of outsourcing activities and other legal and consulting fees), while operating costs incurred in the first quarter of 2007 included primarily operating and maintenance costs from normal operations (but also included $1.2 million of external transition costs, $0.5 million of which were incurred by MGUC and MERC and $0.7 million of external costs to achieve merger synergies, which were allocated to MGUC and MERC as a result of the merger with PEC). Operating expenses related to WPSC's natural gas operations were flat quarter-over-quarter. A $1.2 million decrease in customer account write-offs was offset by the allocation of $1.3 million of external costs to achieve merger synergies.

Operating and maintenance expenses at Integrys Energy Services increased $11.1 million, from $20.5 million for quarter ended March 31, 2006, to $31.6 million for the quarter ended March 31, 2007. PEC's nonregulated energy marketing subsidiaries recorded $3.1 million of operating and maintenance expense. The remaining $8.0 million increase in operating and maintenance expenses at Integrys Energy Services was driven by the allocation of $2.0 million of costs to achieve merger synergies, a $1.8 million increase in bad debt expenses, and higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities.

An offsetting decrease in operating and maintenance expenses incurred by the Holding Company and Other Segment was driven primarily by the allocation of costs to achieve merger synergy savings incurred prior to the merger to the subsidiaries in March 2007, as allowed by the regulators. See "Overview of Holding Company and Other Segment Operations" for more information related to the allocation of external transition costs.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $13.0 million (47.8%), for the quarter ended March 31, 2007, compared to the same quarter in 2006, as follows:

	Three Months Ended March 31,
(Millions)	2007	2006	Change
Electric Utility Segment	$20.2	$20.1	0.5%
Natural Gas Utility Segment	16.7	4.6	263.0%
Integrys Energy Services	2.8	2.4	16.7%
Holding Company and Other Segment	0.5	0.1	400.0%

The quarter-over-quarter increase in depreciation and amortization expense was driven by a $12.1 million increase in depreciation and amortization expense recorded at the natural gas utility segment, driven by a combined $6.8 million of depreciation expense recorded at PGL and NSG during the quarter and a combined $4.2 million of depreciation expense recorded by MGUC and MERC for the quarter. Continued capital investment at WPSC's natural gas utility also contributed to the increase in depreciation and amortization expense.

Taxes Other Than Income

Taxes other than income increased $6.5 million (44.5%), for the quarter ended March 31, 2007, compared to the same period in 2006, as follows:

	Three Months Ended March 31,
(Millions)	2007	2006	Change
Electric Utility Segment	$10.9	$10.5	3.8%
Natural Gas Utility Segment	6.6	1.7	288.2%
Integrys Energy Services	2.7	2.3	17.4%
Holding Company and Other Segment	0.9	0.1	800.0%

The quarter-over-quarter increase in taxes other than income was driven by a $4.9 million increase in taxes other than income recorded at the natural gas utility segment, driven by a combined $2.5 million of taxes other than income recorded at PGL and NSG during the quarter as well as a combined $2.5 million of taxes other than income recorded by MGUC and MERC for the quarter, primarily related to property taxes, real estate taxes, gross receipts taxes, and payroll taxes paid by these companies.

Integrys Energy Group's	Three Months Ended March 31,
Other Income (Expense) (Millions)	2007	2006	Change

Miscellaneous income	$12.3	$8.7	41.4%
Interest expense	(36.4)	(18.3)	98.9%
Minority interest	0.1	1.2	(91.7%)
Other expense	$(24.0)	$(8.4)	185.7%

Miscellaneous Income

Miscellaneous income increased $3.6 million (41.4%) for the quarter ended March 31, 2007, compared to the same quarter in 2006. The increase in miscellaneous income was driven by a $2.9 million increase in pre-tax equity earnings from Integrys Energy Group's 31.3% ownership interest in ATC. Integrys Energy Group recorded $11.8 million of pre-tax equity earnings from ATC during the first quarter of 2007, compared to $8.9 million for the same period in 2006.

Interest Expense

Interest expense increased $18.1 million (98.9%) during the first quarter of 2007, compared to the first quarter of 2006. Interest expense related to debt assumed by Integrys Energy Group related to the merger with PEC was $6.9 million. The remaining $11.2 million (61.2%) increase in interest expense was due primarily to an increase in the average amount of both short-term and long-term debt outstanding in the first quarter of 2007, compared to the same period in 2006. Subsequent to March 31, 2006, borrowings were primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, working capital requirements at Integrys Energy Services, and transaction and transition costs related to the merger with PEC.

Minority Interest

As a result of WPS Power Development's sale of an approximate 30% interest in its subsidiary, ECO Coal Pelletization #12 LLC, on December 19, 2002, $1.2 million of losses related to the synthetic fuel operation and reported in miscellaneous income were allocated to Integrys Energy Services' partner and reported as a minority interest for the quarter ended March 31, 2006. For 2007, Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, will no longer share in losses from this facility.

Provision for Income Taxes

The effective tax rate was 26.3% for the quarter ended March 31, 2007, compared to 31.6% for the quarter ended March 31, 2006. The decrease in the effective tax rate was driven by an increase in Section 29/45K federal tax credits recognized in the first quarter of 2007, compared to the same period in 2006. Our ownership interest in the synthetic fuel operation resulted in recognizing the tax benefit of

Section 29/45K federal tax credits totaling $20.6 million in the first quarter of 2007, compared to $4.5 million during the quarter ended March 31, 2006. The increase in Section 29/45K federal tax credits recognized was driven by timing of recognizing tax credits in interim financial statements as required by generally accepted accounting principles and a decrease in the anticipated phase-out of Section 29/45K federal tax credits at March 31, 2007, compared to March 31, 2006. At March 31, 2007, it was anticipated that 28% of 2007 Section 29/45K federal tax credits will ultimately be phased-out, compared to the assumption at March 31, 2006, that 51% of 2006 credits would be phased out. The estimated phase-out at March 31, 2007 and 2006 was calculated based upon year-to-date actual and published forward oil prices at those dates.

Generally accepted accounting principles require our year-to-date interim effective tax rate to reflect our projected annual effective tax rate. As a result, we estimate the effective tax rate for the year and, based upon year-to-date pre-tax earnings, record tax expense for the period to reflect the projected annual effective tax rate. Therefore, although Section 29/45K federal tax credits are produced approximately ratably throughout the year, the amount of credits reflected in the provision for income taxes during the quarters ended March 31, 2007, and 2006, was based upon the projected annual effective tax rate for each year, resulting in an increase in tax credits recognized in the first quarter of 2007, compared to the same period in 2006.

For the year ending December 31, 2007, including the projected phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $28 million, excluding hedging strategies. If no phase-out occurs, then we would expect to recognize approximately $39 million of tax credits in 2007. See Note 12, "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax, increased $21.4 million, from after-tax income of $1.6 million in the first quarter of 2006 to after tax income of $23.0 million in the first quarter of 2007.

In connection with the February 21, 2007 merger with PEC, Integrys Energy Group announced that it would proceed with the divestiture of PEP. The divestiture will allow Integrys Energy Group to focus on its core competencies, reduce external financing requirements, and reduce Integrys Energy Group's risk profile. It is anticipated that the divestiture will be completed by the end of 2007. During the quarter ended March 31, 2007, PEP recorded after-tax earnings of $8.2 million as a component of discontinued operations.

Discontinued operations related to WPS Niagara Generation, LLC increased from after-tax earnings of $0.4 million during the quarter ended March 31, 2006, to after-tax earnings of $14.8 million in the first quarter of 2007. The increase in income generated from WPS Niagara Generation was due to the $14.8 million after-tax gain recorded on the sale of this facility in the first quarter of 2007.

During the first quarter of 2006, Sunbury (which was sold in July 2006) recorded earnings of $1.2 million as a component of discontinued operations.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations," in Integrys Energy Group's Condensed Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

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

Operating Cash Flows

During the three months ended March 31, 2007, net cash provided by operating activities was $315.6 million, compared with $35.0 million for the same period in 2006. The $280.6 million increase in net cash provided by operating activities was driven by a $215.5 million increase in cash provided from changes in working capital, driven by natural gas prices that were lower in the first quarter of 2007, compared to the same quarter in 2006.

Investing Cash Flows

Net cash used for investing activities was $68.7 million during the three months ended March 31, 2007, compared to $407.6 million during the same period in 2006. The $338.9 million decrease in cash used for investing activities was driven by $314.9 million of cash Integrys Energy Group was required to place into escrow in the first quarter of 2006 to finance the acquisition of the Michigan natural gas distribution operations from Aquila and a quarter over quarter decrease in capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

(Millions)	2007	2006

Electric utility	$38.8	$59.1
Gas utility	12.6	4.4
ESI	1.1	1.1
Other	5.1	0.4
Integrys Energy Group consolidated	$57.6	$65.0

The decrease in capital expenditures at the electric utility for the three months ended March 31, 2007, compared to the same period in 2006, is mainly due to lower capital expenditures associated with the construction of Weston 4. Weston 4 is expected to be commercially operational by June 2008. The increase in capital expenditures at the gas utility is primarily due to the merger with PEC. The increase in capital expenditures at the other segment is due to the purchase of a corporate airplane.

Financing Cash Flows

Net cash used for financing activities was $231.3 million during the three months ended March 31, 2007, compared to net cash provided by financing activities of $368.3 million during the same period in 2006. The change was driven by short term debt borrowings in the first quarter of 2006, compared to the repayment of short-term debt in the first quarter of 2007. In the first quarter of 2006, Integrys Energy Group increased its short-term debt borrowings because it had to place $314.9 million in escrow at March 31, 2006 for the April 1, 2006 purchase of natural gas operations in Michigan. During the first quarter of 2007, Integrys Energy Group was able to pay down short-term debt as a result of strong cash flows provided by operating activities.

Significant Financing Activities

In accordance with the merger agreement with PEC, Integrys Energy Group's Board of Directors declared two special pro rata dividends in the first quarter of 2007 which effectively increased the quarterly common stock dividend rate from 57.5 cents per share to 66 cents per share. We anticipate that Integrys

Energy Group will continue the 66 cents per share quarterly dividend rate in the future, subject to evaluation by the Integrys Energy Group Board of Directors as future business needs dictate.

Integrys Energy Group had outstanding commercial paper borrowings of $589.8 million and $635.6 million at March 31, 2007, and 2006, respectively. Integrys Energy Group had other outstanding short-term debt of $110.0 million as of March 31, 2007, and $10.0 million as of March 31, 2006. Of the $110.0 million outstanding at March 31, 2007, $100.0 million related to Integrys Energy Services and $10.0 million related to WPSC. At March 31, 2006, the entire $10.0 million of short-term debt outstanding related to WPSC.

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin to repay the outstanding principal balance of the 6.90% first mortgage bonds which originally matured in 2013.

Credit Ratings

Integrys Energy Group uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. Integrys Energy Group also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. Integrys Energy Group may seek nonrecourse financing for funding nonregulated acquisitions. Integrys Energy Group's commercial paper borrowing program provides for working capital requirements of the nonregulated businesses, UPPCO, MGUC, and MERC. WPSC, PEC, and PGL have their own commercial paper borrowing programs. NSG provides for its working capital needs through inter-company borrowings. WPSC periodically issues long-term debt, receives equity contributions from Integrys Energy Group, and makes payments for return of capital to Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW. PGL and NSG periodically issue long-term debt in order to reduce short-term debt, refinance maturing securities, maintain desired capitalization ratios and fund future growth. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The current credit ratings for Integrys Energy Group, WPSC, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Corporate credit rating Senior unsecured debt Commercial paper Credit facility Junior subordinated notes	A- BBB+ A-2 - BBB	n/a A3 P-2 A3 Baa1
WPSC Senior secured debt Preferred stock Commercial paper Credit facility	A BBB+ A-2 -	Aa3 A3 P-1 A1
PEC Corporate credit rating Senior unsecured debt Commercial paper	A- BBB+ A-2	n/a A3 P-2
PGL Senior secured debt Commercial paper	A- A-2	A1 P-1
NSG Senior secured debt	A-	A1

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on Integrys Energy Group to A- from A and removed it from CreditWatch with negative implications. Standard & Poor's also lowered Integrys Energy Group's unsecured ratings to BBB+ from A and all other issue-specific ratings by one notch. Standard & Poor's stated that the ratings actions were due to concerns related to plans to expand the energy marketing business, the dividend requirements that will result from the merger, moderate capital expenditure requirements, lower than expected performance at MGUC and MERC, and uncertainty regarding future rate relief as well as full integration to commence at the newly acquired PEC utilities. At the same time, Standard & Poor's lowered all WPSC's issue-specific ratings by one notch as WPSC's liquidity is being pressured by its ongoing construction program, and affirmed all PEC, PGL and NSG ratings. Standard & Poor's outlook for all Integrys Energy Group related companies is negative pending the sale of the oil and natural gas production business and successful integration of recent acquisitions.

On February 21, 2007, Moody's downgraded the senior unsecured rating of Integrys Energy Group to A3 from A1, downgraded the bank credit facility to A3 from A1, downgraded the commercial paper rating to Prime-2 from Prime-1, and downgraded the junior subordinated notes to Baa1 from A2. Moody's also downgraded WPSC's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, its preferred stock to A3 from A2 and confirmed WPSC's commercial paper rating at Prime-1. At the same time, Moody's affirmed the ratings of PGL and NSG. Moody's actions to downgrade are due to concerns about increases in Integrys Energy Group's consolidated debt levels and business risk profile evidenced by the increased scale and scope of the post merger non-regulated energy marketing business plus the entry into the historically more challenging regulatory jurisdiction of Illinois.

Also on February 21, 2007, Moody's upgraded the senior unsecured rating of PEC to A3 from Baa2, conforming it with those of Integrys Energy Group's, and affirmed all other ratings for PEC. Moody's actions to upgrade the senior unsecured rating are due to the expected business risk improvement from the merger with Integrys Energy Group, which will result in the sale of PEP and transferred PEC's energy and marketing business to Integrys Energy Services, leaving PEC holding only the two regulated subsidiaries, PGL and NSG. In addition, the upgrade reflects Integrys Energy Group's guaranty of the $325 million of PEC 6.90% notes due in 2011.

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

Integrys Energy Group, WPSC, PEC, and PGL hold credit lines to back 100% of their commercial paper borrowing and letters of credit. A significant decrease in the commercial paper credit ratings could adversely affect the companies by increasing the interest rates at which they can borrow and potentially limiting the availability of funds to the companies through the commercial paper market. A restriction in the companies' ability to use commercial paper borrowing to meet working capital needs would require them to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

Integrys Energy Services maintains underlying agreements to support its electric and natural gas trading operations. In the event of a deterioration of Integrys Energy Group's credit rating, many of these agreements allow the counterparty to demand additional assurance of payment. This provision could pertain to existing business, new business, or both with the counterparty. The additional assurance requirements could be met with letters of credit, surety bonds, or cash deposits and would likely result in Integrys Energy Group being required to maintain increased bank lines of credit or incur additional expenses, and could restrict the amount of business Integrys Energy Services would be able to conduct.

Integrys Energy Services uses the NYMEX, the ICE, and over-the-counter financial markets to mitigate its exposure to customer obligations. These contracts are closely correlated to the customer contracts, but price movements on the contracts may require financial backing. Certain movements in price for contracts through the NYMEX and the ICE require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counterparty to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually only result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

Discontinued Operations

Net cash provided by discontinued operations was $18.5 million in the three months ended March 31, 2007 compared to net cash used for discontinued operations of $0.7 million in the three months ended March 31, 2006. The increase in cash provided from discontinued operations was primarily related to proceeds received related to the sale of Niagara in the first quarter of 2007. See note 4, "Discontinued Operations," in Integrys Energy Group's Condensed Notes to Financial Statements for more information on discontinued operations.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of March 31, 2007 (Millions)	Total Amounts Committed	2007	2008-2009	2010-2011	2012 and Thereafter

Long-term debt principal and interest payments	$4,784.6	$309.5	$555.1	$892.3	$3,027.7
Operating lease obligations	99.7	12.0	25.1	24.4	38.2
Commodity purchase obligations	10,351.2	4,632.5	3,759.4	1,053.5	905.8
Purchase orders	468.5	427.0	41.4	0.1	-
Capital contributions to equity method investment	29.0	29.0	-	-	-
Minimum pension funding	425.7	40.6	88.9	40.0	256.2
Total contractual cash obligations	$16,158.7	$5,450.6	$4,469.9	$2,010.3	$4,227.9

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to Integrys Energy Group and its subsidiaries. We record all principal obligations on the balance sheet. Energy supply contracts at Integrys Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. WPSC, UPPCO, MGUC, MERC, PGL and NSG expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Capital contributions to equity method investment consist of our commitment to fund a portion of ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line together with ATC. Minimum pension funding represents expected pension and postretirement funding obligations.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $347.9 million at 3-31-07 as the amount and timing of payments are uncertain.  See note 12 to the financial statements for more information about our environmental liabilities.  Also, the table does not reflect any payments for our liability at 3-31-07 of $14.5 million for uncertain tax positions as the amount and timing of payments are uncertain.  See Note 11 to the financial statements for more information about this liability.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be $759.3 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for distribution projects (which include replacement of utility poles, transformers, meters, and other assets) and environmental projects. WPSC is expected to incur costs of approximately $230 million from 2007 through 2009 related to distribution projects and approximately $163 million during the same time period for environmental projects.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs. In November 2005, DPC purchased a 30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale. WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project. WPSC will have a greater than 70% interest in these common facilities. DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant. As of March 31, 2007, WPSC has incurred a total cost of approximately $455 million related to its ownership interest in the project. WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $94 million in addition to approximately $63 million to complete the funding of construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur by June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period 2007 through 2009 include approximately $75 million related to a natural gas pipeline expansion project, approximately $60 million of expenditures at WPSC generation plants to ensure continued reliability of these facilities, and corporate services infrastructure projects of approximately $42 million.

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC. Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million. Integrys Energy Group will receive additional equity in ATC in exchange for the project funding. Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010. The total cost of the project is estimated at $420.3 million and it is expected that the line will be completed and placed in service in 2008. Integrys Energy Group has the right, but not the obligation, to provide additional funding in excess of $198 million up to 50% of the revised cost estimate. Integrys Energy Group’s future funding of the line will be reduced by the amount funded by Allete, Inc. Allete exercised its option to fund $60 million of future capital calls for the portion of the Wausau to Duluth transmission line and had completed funding the $60 million as of February 2007. During 2007 and through the completion of the line in 2008, Integrys Energy Group expects to fund up to approximately $57 million for the Wausau to Duluth transmission line.

Integrys Energy Group expects to provide additional capital contributions to ATC of approximately $75 million for the period 2007 through 2009 for other projects.

Integrys Energy Group's expected capital contributions related to ATC for 2007 through 2009 are as follows:

(Millions)	March 31, 2007

Wausau to Duluth transmission line	$57.0
Capital contributions to ATC	75.0
Total future capital contributions from 2007 to 2009 related to ATC	$132.0

UPPCO is expected to incur construction expenditures of about $47 million in the aggregate for the period 2007 through 2009, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

MGUC is expected to incur construction expenditures of approximately $25 million in the aggregate for the period 2007 through 2009, primarily for natural gas mains.

MERC is expected to incur construction expenditures of approximately $46 million in the aggregate for the period 2007 through 2009, primarily for natural gas mains.

PGL is expected to incur construction expenditures of approximately $368 million in the aggregate for the period 2007 through 2009, primarily for the natural gas pipe distribution system and underground gas storage facilities, including accelerated replacement of PGL's cast iron and ductile iron mains as discussed in the rate case filed with the ICC on March 9, 2007.

NSG is expected to incur construction expenditures of approximately $33 million in the aggregate for the period 2007 through 2009, primarily for the natural gas pipe distribution system.

Capital expenditures identified at Integrys Energy Services for 2007 through 2009 are expected to be approximately $31 million. In 2007, Integrys Energy Services will develop a new landfill gas project, Winnebago Energy Center Development. Winnebago Energy Center Development is a 6.5-megawatt project near Rockford, Illinois, and will consist of installing gas cleanup equipment and engines to collect and burn landfill gas at the site to generate electricity. Integrys Energy Services plans to sell the electricity in the PJM marketplace. The project is initially expected to cost approximately $9 million. Other capital expenditures at Integrys Energy Services are related to scheduled major maintenance projects at Integrys Energy Services’ generation facilities and computer equipment related to business expansion and normal technology upgrades.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends. Other capital expenditures for Integrys Energy Group and its subsidiaries for 2007 through 2009 could be significant depending on its success in pursuing development and acquisition opportunities. When appropriate, Integrys Energy Group may seek nonrecourse financing for a portion of the cost of these acquisitions.

Capital Resources

As of March 31, 2007, Integrys Energy Group and each of its subsidiaries were in compliance with their respective covenants under their lines of credit and other debt obligations.

For the period 2007 through 2009, Integrys Energy Group plans to use internally generated funds net of forecasted dividend payments, cash proceeds from asset sales, and debt and equity financings to fund capital requirements. Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth. Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

We expect to sell PEP in the latter half of 2007.  We will use the proceeds from the sale to reduce debt.

On April 16, 2007, Integrys Energy Services entered into a secured financing facility that allows Integrys Energy Services to borrow against certain eligible exchange-traded and cleared contracts up to a maximum of $25 million. The facility is uncommitted and has a 364-day term.

See Note 8 "Short-Term Debt and Lines of Credit" for more information on our credit facilities & other short-term credit agreements.

In April 2006, Integrys Energy Group filed a shelf registration under the new SEC securities offering reform rules for the ability to issue debt, equity, and certain types of hybrid securities. This shelf registration statement includes the unused capacity remaining under Integrys Energy Group’s prior registration statement. Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security. Under the new SEC securities offering reform rules, Integrys Energy Group will be able to issue securities under this registration statement for three years. Integrys Energy Group’s Board of Directors has authorized the issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement, $300 million of which was used in December 2006 when Integrys Energy Group issued the junior subordinated notes.

Other Future Considerations

Services Company

As part of the regulatory approval process for the merger with PEC, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative support primarily to the Integrys Energy Group's six regulated utilities. This includes services such as Legal, Accounting and Finance, Environmental, Information Technology, Purchasing and Warehousing, Human Resources, Administrative Services (e.g. Real Estate, Printing, etc.), Regulatory, Gas Services, and Gas Supply. In addition, some of these services will also be provided to Integrys Energy Group's nonregulated companies. The creation of a centralized service company will require WPSC to move many of the employees supporting these functions into the new service company along with many of the employees who provided these services from PEC, PGL and Integrys Energy Group. Certain assets will also be transferred by these entities to the service company. Integrys Energy Group has 120 days from the February 21, 2007 merger closing date (until June 21, 2007) to file for approval of its service company plan with the PSCW and ICC, and related filings will also be made with the MPSC and MPUC. The requested approvals will relate to and include the categories of services to be delivered by the service company, the contracts and arrangements governing the provision of such inter-company services, and the methodologies for allocating the costs for these services to the regulated and nonregulated lntegrys Energy Group companies who use these services. The required regulatory approvals or waivers will be requested such that the service company can become operational by January 1, 2008.

Merger with PEC

For additional information on the merger with PEC, see Note 5, "Acquisition and Sales of Assets."

Asset Management Strategy

Integrys Energy Group continues to evaluate alternatives for the sale of the balance of its identified real estate holdings no longer needed for operation.

Regulatory Matters and Rate Trends

Under the prevailing Wisconsin fuel rules, WPSC's 2006 electric rates were subject to adjustment when estimated annual electric generation fuel and purchased power costs fall outside of a pre-determined band. This band was set at +2.0% and -0.5%, for 2006 by the PSCW. On March 8, 2006, the PSCW filed a notice of proceeding to review fuel rates as WPSC fuel costs were below the 0.5% limit. On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred during the first half of 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost savings in the third quarter of 2006. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement. On March 16, 2007, the PSCW approved a final refund to WPSC retail electric customers of $14.5 million. The refund resulted in a credit to customers’ bills over the period mid-March through mid-April of 2007. In its 2007 rate order, WPSC’s band was set at +2.0% and -2.0%, for 2007 by the PSCW and WPSC’s fuel costs currently fall within this band.

To mitigate the volatility of fuel costs in 2007 and beyond, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

In WPSC's retail electric rate proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment. The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral. In WPSC's rate proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee. The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee. None of these disallowed costs were found to be imprudent by the PSCW. Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at March 31, 2007, will be able to be collected from ratepayers.

Forecasting and monitoring of fuel costs have become extremely difficult for both the PSCW and WPSC. These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices. In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSC Chapter 116 fuel rules for large rate increases due to increased natural gas prices. In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules. On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW. The primary proposed change was to replace the trigger mechanism with a true “dead band” of 1% which would limit a utility’s annual exposure or opportunity to a maximum of 1% of fuel costs.

On June 29, 2006, the PSCW opened Docket 05-EI-139 to address the recovery of costs associated with the MISO Day 2 market. Testimony has been filed and hearings were held February 13, 2007. As of March 31, 2007, WPSC had recorded a regulatory asset of $19.1 million for unrecovered MISO Day 2 costs. The recoverability and the timing of recovery of this regulatory asset and other costs will be addressed in this docket. Management still believes it is probable that the regulatory asset recorded for unrecovered MISO Day 2 costs will be collected from rate payers.

For a discussion of regulatory filings and decisions, see Note 18, "Regulatory Environment," in Integrys Energy Group’s Condensed Notes to Consolidated Financial Statements.

Gas Charge Reconciliation Proceedings and Related Matters

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties.

In February 2004, a purported class action was filed against PGL by a PGL customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in PGL's gas charge reconciliation proceedings

For additional information on the Gas Charge Reconciliation Proceedings and Related Matters, see Note 12, “Commitments and Contingencies.”

Industry Restructuring - Illinois

In 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) was passed by the Illinois General Assembly. The Customer Choice Law initiated the opportunity for customers to purchase power from the supplier of their choice and a restructuring of the State's electric power industry. The Customer Choice Law provided for a transition period toward delivery service unbundling and greater reliance on market forces. During this transition period, rates to customers were frozen and Commonwealth Edison Company ("ComEd") and the three Ameren Utilities ("Ameren") (collectively "Illinois Utilities"), supplied their customers on the basis of long-term power supply contracts.

In September 2006, the Illinois Utilities, at the direction of the ICC held a power auction where competitors offered to supply full requirements wholesale service to the Illinois Utilities in order to meet the obligations of the retail customers that do not choose an alternate retail electric supplier.  Integrys Energy Services participated in the auction and was selected as one of several suppliers to supply this service to ComEd.  The results of the auction were approved by the ICC on September 15, 2006; and subsequently, on September 19, 2006, Integrys Energy Services entered into a FERC jurisdictional wholesale supply agreement that codifies this obligation.  In addition to supplying ComEd, Integrys Energy Services established itself as a significant supplier to commercial and industrial customers in Illinois retail markets.

Prior to, and at the time of the auction, it was envisioned that the prices derived from the auction would be passed through to the customer; thus ending the utility rate freeze transition period.   The auction results, reflective of current market price levels, resulted in substantially higher supply prices being passed onto the customers in the ComEd and Ameren service territories. This has prompted debate in the Illinois General Assembly about options to lessen the impact of this price shock to end users.  The state legislature is contemplating several possibilities including an extension of the rate freeze for Illinois customers.
We anticipate that actions taken by the General Assembly or the ICC will not directly impact the terms of the wholesale supply agreement. However, the uncertainty of cost recovery through rates, and the associated potential for this to impair ComEd’s ability to meet its obligation is of concern.  On March 9, 2007, Integrys Energy Services was notified that Fitch downgraded ComEd's Senior Unsecured Debt to BB+.  This, combined with prior rating agency actions, allowed for Integrys Energy Services to exercise its right to bill ComEd twice a month for wholesale energy.

These actions contemplated by the Illinois legislature may have detrimental impacts on retail market opportunities in Illinois since many of these actions involve the muting of market price signals.  Integrys Energy Services will continue to closely monitor the situation developing in Illinois and assess the impact on business in the state.

The Illinois Attorney General filed a complaint at FERC on March 15, 2007 against 15 power generators and suppliers that won contracts in the auction to supply ComEd and Ameren. Integrys Energy Services was named as it did win three tranches of approximately 50 megawatts each in the auction.

The compliant requests that FERC (a) investigate evidence of price manipulation, (b) require refunds for sales at rates that are not just reasonable, and (c) direct certain wholesale electricity suppliers to show cause why their market-based rate authority should not be revoked. It should be noted that the ICC had already made a finding that no investigation was warranted and that a successful auction had been completed for the fixed price auction.

While the complaint alleges that some engaged in market manipulation, it doesn’t identify which ones. The complaint redacted information that was obtained from confidential data gathered by the ICC, which ran the auction. Even the respondents named in the Complaint were served redacted copies, although it appears that they will now receive unredacted versions upon execution of a Protective Order.

On the heels of that complaint, two class actions lawsuits were filed by various ratepayers in Cook County. Those complaints essentially mirror the Attorney General’s complaint. Integrys Energy Services denies any wrongdoing and will vigorously defend the matter.

Seams Elimination Charge Adjustment

For a discussion of SECA, see Note 18, "Regulatory Environment," in Integrys Energy Group’s Notes to Condensed Consolidated Financial Statements.

Income Taxes

-Section 29/45K Federal Tax Credits-

For more information on the synthetic fuel production facility, see the Note 12, "Commitments and Contingencies," in Integrys Energy Group’s Notes to Condensed Consolidated Financial Statements.

-Peshtigo River Land Donation-

In 2004, Integrys Energy Group submitted a request to have the Internal Revenue Service (IRS) conduct a pre-filing review of a tax position related to its 2004 tax return. The tax position is related to the value of the Peshtigo River land donated to the WDNR in 2004, for which Integrys Energy Group recorded a $4.1 million income tax benefit. In August 2006, the IRS finished a limited issue focused examination of the 2004 Integrys Energy Group consolidated tax return, which covered several issues, including the Peshtigo River Land donation. The IRS denied the donation deduction and issued a 30-day letter granting Integrys Energy Group the right to appeal its determination. Integrys Energy Group filed its protest of the IRS' examination changes on September 22, 2006. The IRS provided its response to the protest on November 1, 2006. This matter is now proceeding to IRS Appeals. We still believe our position is appropriate and will continue to pursue this matter.

-Michigan Single Business Tax-

On August 9, 2006, the Michigan Legislature approved a voters' legislative initiative to repeal the Michigan Single Business Tax for tax years beginning after December 31, 2007. This legislation was later signed into law by Michigan's Governor. Several replacement tax alternatives have been proposed and are being considered by the Michigan Legislature. However, as of now, a replacement tax or expenditure cuts for the Single Business Tax have not yet been determined. Many of the tax replacement proposals could result in a significant tax increase for our regulated and non-regulated business activities in Michigan.

-Proposed Illinois Gross Receipts Tax-

On March 7, 2007, Illinois' Governor, in his Budget Address proposed replacing the corporate income tax with a gross receipts tax (GRT). Under this proposal, the GRT rate on goods would be 0.85% and the rate on services would be 1.95%; the GRT would not apply to businesses with sales of less than $2 million. It is not clear which rate Integrys Energy Group would be subject to. The tax would take effect on January 1, 2008, and the first full year of implementation would be the tax/calendar year 2008. During this period, businesses would receive a 100% credit against corporate income taxes paid. The personal property replacement tax would remain intact and continues to apply to partnerships and corporations. It is unclear how existing Illinois net operating losses and Illinois corporate income tax credits will apply to the GRT. The proposed tax would require unitary filings only with members who have Illinois nexus and allow intercompany eliminations among these members only.

Environmental

See Note 12, "Commitments and Contingencies," in Integrys Energy Group’s Notes to Condensed Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015. The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs. As of March 31, 2007, approximately 4% of Integrys Energy Group’s generation in Wisconsin is from renewable sources. Integrys Energy Group continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the “21st Century Energy Plan” to Michigan's Governor. The plan recognizes the increased need for energy in the next 20 years. The plan proposes an alternative method of receiving pre-construction approval for significant generating plant additions versus the alternative of building a generating plant and then seeking approval for recovery of costs. The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.

Midwest Independent Transmission System Operator

WPSC, UPPCO, and Integrys Energy Services are members of the MISO, which operates an electric wholesale market in the Midwest, including Wisconsin and the Upper Peninsula of Michigan. The market pricing is based on a locational marginal pricing system. The pricing mechanism expanded the market from a physical market to also include financial instruments and is intended to send price signals to indicate to stakeholders where generation or transmission system expansion is needed.

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

MARKET PRICE RISK MANAGEMENT ACTIVITIES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of Integrys Energy Services, along with oil options used to mitigate the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized. Integrys Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Derivative instruments are utilized in these operations. Integrys Energy Services measures the fair value of derivative instruments (including NYMEX, ICE, and over-the-counter contracts, options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments) on a mark-to-market basis. The fair value of derivatives is included in assets or liabilities from risk management activities on Integrys Energy Group’s Condensed Consolidated Balance Sheets.

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas and oil pricing is the settled forward price curve of the NYMEX and the ICE. Basis pricing is derived from published indices and documented broker quotes. Integrys Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the three months ended March 31, 2007.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2006	$(4.7)	$105.2	$7.1	$107.6
Plus: Contracts assumed from the merger with PEC	-	9.2	5.5	14.7
Less: Contracts realized or settled during period	-	55.4	(8.8)	46.6
Plus: Changes in fair value of contracts in existence at March 31, 2007	1.0	(36.5)	47.4	11.9
Fair value of contracts at March 31, 2007	$(3.7)	$22.5	$68.8	$87.6

The fair value of contracts at December 31, 2006, and March 31, 2007, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period includes the value of contracts in existence at December 31, 2006, that were no longer included in the net mark-to-market assets as of March 31, 2007, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133. Changes in fair value of contracts in existence at March 31, 2007, includes unrealized gains and losses on contracts that existed at December 31, 2006, and contracts that were entered into subsequent to December 31, 2006, which are included in Integrys Energy Services' portfolio at March 31, 2007, as well as gains and losses at the inception of contracts when a liquid market exists. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts (generally for contracts with a duration of less than five years). The table below shows the sources of fair value and maturity of Integrys Energy Services' risk management instruments.

Integrys Energy Services Risk Management Contract Aging at Fair Value As of March 31, 2007 (Millions)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Prices actively quoted	$(6.9)	$17.6	$9.4	$1.7	$21.8
Prices provided by external sources	38.3	20.2	7.3	-	65.8
Total fair value	$31.4	$37.8	$16.7	$1.7	$87.6

We derive the pricing for most contracts in the above table from active quotes or external sources. "Prices actively quoted" includes exchange-traded contracts such as NYMEX and ICE contracts and basis swaps. "Prices provided by external sources" includes electric and natural gas contract positions for which pricing information, used by Integrys Energy Services to calculate fair value, is obtained primarily through broker quotes and other publicly available sources.

Integrys Energy Services employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. However, the application of SFAS No. 133 and its related hedge accounting rules causes Integrys Energy Services to experience earnings volatility associated with electric and natural gas operations, as well as oil options utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits. While risks associated with power generating capacity and power and natural gas sales are economically hedged, certain transactions do not meet the definition of a derivative or do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods. The result can cause volatility in Integrys Energy Services' reported period-by-period earnings; however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement. The accounting treatment does not impact the underlying cash flows or economics of these transactions. See "Results of Operations" for information regarding earnings volatility caused by the natural gas storage cycle.

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2006, are still current and that there have been no significant changes, except as follows:

Purchase Accounting

The merger with PEC was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under this statement, the purchase price paid by the acquirer, including transaction costs, is allocated to the assets and liabilities acquired as of the acquisition date based on their fair values. The fair value of the common stock issued by Integrys Energy Group for the acquisition of PEC was determined by using the average market value of Integrys Energy Group's common stock over a five day period, beginning two days before the announcement date of the merger. As Integrys Energy Group announced its intent to sell PEP at the time of the closing of the merger, the PEP assets and liabilities are reported at estimated fair value less cost to sell. Management makes assumptions of fair value based upon historical experience and information obtained from the management of the acquired company. Assumptions may be incomplete, and unanticipated events and circumstances may occur which may affect the validity of such assumptions, estimates, or actual results. A significant amount of goodwill resulted from the merger, which will require impairment testing on at least an annual basis.

PGL and NSG are regulated utilities; therefore, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the fair value of the majority of the assets and liabilities did not change significantly as a result of applying purchase accounting. Pension and postretirement benefit obligations were identified at both PGL and NSG. Liabilities of approximately $127.1 million and $14.8 million were recorded for PGL and NSG, respectively, and were offset with regulatory assets.

Integrys Energy Group has not yet finished the actual purchase price allocation. Management has made a preliminary allocation of the estimated purchase price based on various estimates; however, the actual allocation will differ as Integrys Energy Group undergoes additional studies necessary to evaluate and finalize the purchase price allocation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Integrys Energy Group has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return risk, and principal preservation risk. Integrys Energy Group is exposed to interest rate risk resulting primarily from its variable rate long-term debt, short-term commercial paper borrowing and projected near-term debt financing needs. Exposure to equity return and principal preservation risk is the result of funding liabilities (accumulated benefit obligations) related to employee benefits through various external trust funds. Exposure to commodity price risk results from the impact of market fluctuations on the prices of certain commodities, including but not limited to coal, electricity, natural gas, and oil, which are used and/or sold by our subsidiaries in the normal course of their business. Integrys Energy Group has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures.

Integrys Energy Group is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar-denominated asset and liability positions. Integrys Energy Group's exposure to foreign currency risk was not significant at March 31, 2007, or 2006.

The total variable debt at Integrys Energy Group increased as a result of the merger with PEC, which increased its exposure to variable interest rates. Based on the variable rate debt of Integrys Energy Group outstanding at March 31, 2007, a hypothetical increase in market interest rates of 100 basis points in 2007 would increase annual interest expense by approximately $8.8 million. Comparatively, based on the variable rate debt outstanding at March 31, 2006, an increase in interest rates of 100 basis points would have increased interest expense in 2006 by approximately $6.7 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group’s exposure to the change.

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of certain of its exposures. Integrys Energy Services' VaR calculation is utilized to quantify exposure to market risk associated with its marketing and trading portfolio (primarily natural gas and power positions), which includes near-term positions managed under its asset management strategy through tolling agreements with the merchant generating fleet, but excludes the long-dated positions created by the merchant generating fleet and associated coal, sulfur dioxide emission allowances, and other ancillary fuels. We view long-term gas transportation contracts similar to physical assets and have therefore excluded from the VaR calculation the portion of these contracts beyond 2010 for contracts that support our retail business and beyond 2012 for contracts that support our wholesale business.

VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2006 Form 10-K. At March 31, 2007, and March 31, 2006, Integrys Energy Services' VaR amount was calculated to be $1.2 million and $1.0 million, respectively.

The VaR for Integrys Energy Services' trading portfolio is presented in the following table:

	March	March
(Millions)	2007	2006

95% confidence level, one-day holding period	$1.2	$1.0
Average for twelve months ended March 31	1.2	1.1
High for 12 months ended March 31	1.5	1.7
Low for 12 months ended March 31	0.9	0.5

The following table is a summary of the fair market value of the commodity derivatives by type at PEC used to support the PEP business. These commodity derivatives are not reported as held for sale.

(Fair value amounts in millions of dollars)
Options	Maturity	Volumes (Mmbtu's)		Fair Value
Natural Gas	Less than 1 Year	6,063,000		($3.9)
	1-3 Years	3,700,000		0.4
Swaps	Maturity	Volumes (Mmbtu's	)	Fair Value
Natural Gas	Less than 1 Year	5,215,500		($13.5)
	1-3 Years	1,557,000		(3.7)
Swaps	Maturity	Volumes (Bbl's	)	Fair Value
WTI Crude Oil	Less than 1 Year	128,100		($3.2)
	1-3 Years	36,600		(0.5)

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in the 2006 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Integrys Energy Group management, with the participation of Integrys Energy Group’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Integrys Energy Group’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, as of the date of such evaluation, Integrys Energy Group’s disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to Integrys Energy Group (including their consolidated subsidiaries) as appropriate to allow timely decisions regarding required disclosure to be included in its periodic Securities and Exchange Commission filing, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

Integrys Energy Group considers the merger with PEC material to the results of its operations, cash flows and financial position from the date of the acquisition through March 31, 2007, and believes that the internal controls and procedures of PEC have a material effect on its internal control over financial reporting. Integrys Energy Group is currently in the process of integrating the internal controls and procedures of PEC with its internal controls over financial reporting. Integrys Energy Group has expanded its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include PEC.

There were no other changes in the Integrys Energy Group internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting, other than the merger with Peoples Energy.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 11 - "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Labor Contracts

Local 310 of the International Union of Operating Engineers represents union employees of WPSC. The current Local 310 collective bargaining agreement expired on October 21, 2006. In March 2007, the Local 310 membership voted against the tentative agreement reached by WPSC and Local 310 negotiation teams. Negotiations resumed in April 2007. WPSC and Local 310 continue to operate under the expired labor agreement.

Local 31 of the International Brotherhood of Electrical Workers, AFL-CIO represents union employees at MERC. In April 2007, MERC and Local 31 agreed to a two-year contract which will expire on May 31, 2009.

Local 18007 of the Utility Workers Union of America, AFL-CIO represents a portion of the union employees at PGL. The current collective bargaining agreement expires on April 1, 2008.

Local 2285 of the International Brotherhood of Electrical Workers, AFL-CIO also represents additional union employees at NSG. The current collective bargaining agreement expires on June 30, 2008.

Item 1A. Risk Factors

With the exception of the individual items discussed below, there were no material changes in the risk factors previously disclosed in the 2006 Annual Report on Form 10-K for Integrys Energy Group filed on February 28, 2007.

We are subject to changes in government regulation, which may have a negative impact on our business, financial position and results of operations.

We are subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influences our operating environment and may affect our ability to recover costs from utility customers. In particular, the PSCW, ICC, MPSC, MPUC, FERC, SEC, EPA, Minnesota Office of Pipeline Safety and the WDNR regulate many aspects of our utility operations, including siting and construction of facilities, conditions of service, the issuance of securities and the rates that we can charge customers. We are required to have numerous permits, approvals and certificates from these agencies to operate our business.

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

Item 6.	Exhibits

The following documents are attached as exhibits:

	12.1	Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: May 9, 2007	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group