Form 10-Q
period 2007-06-30
INTEGRYS ENERGY GROUP, INC.
filed 2007-08-08
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, $1 par value, 75,995,281 shares outstanding at August 1, 2007

______________________________________________________________________________
______________________________________________________________________________

EXHIBIT INDEX	110

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
LIFO	Last-in, first-out
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

●	Unexpected costs and/or unexpected liabilities related to the PEC merger, or the effects of purchase accounting that may be different from our expectations;
●	The successful combination of the operations of Integrys Energy Group and PEC;
●	Integrys Energy Group may be unable to achieve the forecasted synergies in connection with the PEC merger or it may take longer or cost more than expected to achieve these synergies;
●	The credit ratings of Integrys Energy Group or its subsidiaries could change in the future;
●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group’s regulated businesses;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries, changes in environmental, tax and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, pending EPA investigations of WPSC generation facilities and the appeal of the decision in the contested case proceeding regarding the Weston 4 air permit;

●	Resolution of audits or other tax disputes with the Internal Revenue Service and various state, local and Canadian revenue agencies;
●	The effects, extent and timing of additional competition or regulation in the markets in which our subsidiaries operate;
●	The impact of fluctuations in commodity prices, interest rates and customer demand;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States and Canada;
●
Potential business strategies, including mergers and acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as construction of the Weston 4 power plant; additional investment in ATC related to construction of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line; and the sale of PEP);

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except per share data)	2007	2006	2007	2006

Nonregulated revenue	$1,649.9	$1,125.8	$3,426.7	$2,682.4
Utility revenue	711.8	349.5	1,681.6	788.6
Total revenues	2,361.7	1,475.3	5,108.3	3,471.0

Nonregulated cost of fuel, natural gas, and purchased power	1,650.9	1,072.0	3,314.6	2,543.6
Utility cost of fuel, natural gas, and purchased power	420.2	171.4	1,072.0	440.5
Operating and maintenance expense	251.9	120.4	438.6	238.5
Depreciation and amortization expense	50.6	29.3	90.8	56.5
Taxes other than income taxes	22.0	14.6	43.1	29.2
Operating income (loss)	(33.9)	67.6	149.2	162.7

Miscellaneous income	21.6	14.5	33.9	23.2
Interest expense	(42.6)	(22.4)	(79.0)	(40.7)
Minority interest	-	1.2	0.1	2.4
Other expense	(21.0)	(6.7)	(45.0)	(15.1)

Income (loss) before taxes	(54.9)	60.9	104.2	147.6
Provision (benefit) for income taxes	(15.3)	19.0	26.6	46.4
Income (loss) from continuing operations	(39.6)	41.9	77.6	101.2

Discontinued operations, net of tax	24.0	(6.2)	47.0	(4.6)
Income (loss) before preferred stock dividends of subsidiary	(15.6)	35.7	124.6	96.6

Preferred stock dividends of subsidiary	0.8	0.8	1.6	1.6
Income (loss) available for common shareholders	$(16.4)	$34.9	$123.0	$95.0

Average shares of common stock
Basic	76.0	42.2	66.8	41.2
Diluted	76.0	42.2	67.1	41.3

Earnings (loss) per common share -- basic
Income (loss) from continuing operations	$(0.53)	$0.97	$1.14	$2.42
Discontinued operations, net of tax	$0.31	$(0.14)	$0.70	$(0.11)
Earnings (loss) per common share -- basic	$(0.22)	$0.83	$1.84	$2.31

Earnings (loss) per common share -- diluted
Income (loss) from continuing operations	$(0.53)	$0.97	$1.13	$2.41
Discontinued operations, net of tax	$0.31	$(0.14)	$0.70	$(0.11)
Earnings (loss) per common share -- diluted	$(0.22)	$0.83	$1.83	$2.30

Dividends per common share declared	$0.660	$0.565	$1.243	$1.130

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$31.7	$23.2
Restricted cash	-	22.0
Accounts receivable - net of reserves of $69.9 and $17.0, respectively	1,190.2	1,037.3
Accrued unbilled revenues	208.8	184.8
Inventories	651.7	456.3
Current assets from risk management activities	898.5	1,068.6
Deferred income taxes	13.2	-
Assets held for sale	828.4	6.1
Other current assets	129.2	129.1
Current assets	3,951.7	2,927.4

Property, plant, and equipment, net of accumulated depreciation of $2,584.0 and $1,427.8,
respectively	4,325.0	2,534.8
Regulatory assets	1,241.2	417.8
Long-term assets from risk management activities	419.5	308.2
Goodwill	946.8	303.9
Pension assets	89.4	-
Other	406.8	369.6
Total assets	$11,380.4	$6,861.7

Liabilities and Shareholders' Equity
Short-term debt	$865.6	$722.8
Current portion of long-term debt	54.9	26.5
Accounts payable	1,154.0	949.4
Current liabilities from risk management activities	899.8	1,001.7
Deferred income taxes	-	3.1
Liabilities held for sale	46.3	-
Other current liabilities	434.6	202.9
Current liabilities	3,455.2	2,906.4

Long-term debt	2,142.7	1,287.2
Deferred income taxes	536.6	97.6
Deferred investment tax credits	38.9	13.6
Regulatory liabilities	304.3	301.7
Environmental remediation liabilities	637.3	95.8
Pension and postretirement benefit obligations	384.6	188.6
Long-term liabilities from risk management activities	367.9	264.7
Asset retirement obligations	136.7	10.1
Other	153.1	111.3
Long-term liabilities	4,702.1	2,370.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	3,172.0	1,533.6
Total liabilities and shareholders' equity	$11,380.4	$6,861.7

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2007	2006
Operating Activities
Net income before preferred stock dividends of subsidiary	$124.6	$96.6
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(47.0)	4.6
Depreciation and amortization	90.8	56.5
Recovery of Kewaunee outage expenses	5.1	6.3
Refund of non-qualified decommissioning trust	(27.3)	(30.0)
Recoveries and refunds of other regulatory assets and liabilities	17.9	13.0
Unrealized gains on nonregulated energy contracts	(6.7)	(33.0)
Pension and postretirement expense	35.4	25.7
Pension and postretirement funding	(4.4)	(2.7)
Deferred income taxes and investment tax credit	18.2	8.0
Gains due to settlement of contracts pursuant to the merger with PEC	(4.0)	-
Gain on the sale of interest in Guardian Pipeline, LLC	-	(6.2)
Gain on the sale of WPS ESI Gas Storage. LLC	-	(9.0)
Gain on the sale of partial interest in synthetic fuel operation	(1.4)	(3.5)
Equity income, net of dividends	1.6	5.8
Other	(2.6)	15.4
Changes in working capital
Receivables, net	548.5	375.6
Inventories	(57.2)	(168.1)
Other current assets	62.6	3.0
Accounts payable	(249.0)	(384.7)
Other current liabilities	(154.5)	(1.1)
Net cash provided by (used for) operating activities	350.6	(27.8)

Investing Activities
Capital expenditures	(155.0)	(153.6)
Proceeds from the sale of property, plant and equipment	2.3	2.4
Purchase of equity investments and other acquisitions	(34.9)	(41.5)
Proceeds on the sale of interest in Guardian Pipeline, LLC	-	38.5
Proceeds on the sale of WPS ESI Gas Storage, LLC	-	19.9
Cash paid for transaction costs pursuant to the merger with PEC	(13.8)	-
Acquisition of natural gas operations in Michigan and Minnesota, net of liabilities assumed	1.7	(317.9)
Restricted cash for repayment of long-term debt	22.0	-
Restricted cash for acquisition	-	(333.3)
Transmission interconnection	(23.9)	(1.8)
Other	6.4	2.1
Net cash used for investing activities	(195.2)	(785.2)

Financing Activities
Short-term debt, net	(66.3)	738.0
Gas loans, net	(7.5)	(43.1)
Repayment of long-term debt	(25.0)	(1.4)
Payment of dividends
Preferred stock	(1.6)	(1.6)
Common stock	(76.9)	(46.7)
Issuance of common stock	25.2	151.9
Other	2.1	0.3
Net cash provided by (used for) financing activities	(150.0)	797.4

Change in cash and cash equivalents - continuing operations	5.4	(15.6)
Change in cash and cash equivalents - discontinued operations
Net cash provided by operating activities	40.1	23.1
Net cash provided by (used for) investing activities	(37.0)	(17.7)
Change in cash and cash equivalents	8.5	(10.2)
Cash and cash equivalents at beginning of period	23.2	27.7
Cash and cash equivalents at end of period	$31.7	$17.5

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2006, $4.1 million and $7.8 million, respectively, of software and intangible asset amortization expense was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the three and six months ended June 30, 2007 presentation.

Condensed Consolidated Statement of Cash Flows

The reclassifications discussed above related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income were also reflected as reclassifications in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006.  These reclassifications had no impact on total operating, investing, or financing activities.

Dispositions

WPS Niagara Generation, LLC's (Niagara's) results of operations and cash flows were reclassified as discontinued operations for the three and six months ended June 30, 2006.  The sale of Niagara was completed in January 2007.  Refer to Note 4, “Discontinued Operations,” for more information.

Sunbury Generation, LLC's (Sunbury's) results of operations and cash flows for the three and six months ended June 30, 2006 were reclassified as discontinued operations. The sale of Sunbury was completed in July 2006.  Refer to Note 4, “Discontinued Operations,” for more information.

Mergers and Acquisitions

Effective February 21, 2007, the merger with PEC was consummated and the assets and liabilities, results of operations, and cash flows of PEC, were included in Integrys Energy Group's Condensed Consolidated Financial Statements commencing February 22, 2007.  See Note 5, "Acquisitions and Sales of Assets," for more information.

The assets and liabilities, results of operations, and cash flows of MGUC and MERC were included in Integrys Energy Group's Condensed Consolidated Financial Statements effective April 1 and July 1, 2006, respectively.  See Note 5, "Acquisitions and Sales of Assets," for more information.

NOTE 2--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2007	2006
Cash paid for interest	$56.8	$35.7
Cash paid for income taxes	$18.9	$20.5

Under Integrys Energy Group's cash management policy, accounting overdraft cash balances of $30.4 million and $6.1 million at June 30, 2007, and December 31, 2006, respectively, were reclassified to accounts payable.

Significant non-cash transactions were as follows:

Six Months Ended June 30
(Millions)	2007	2006
Weston 4 construction costs funded through accounts payable	$29.3	$39.3
Equity issued for net assets acquired in PEC merger	1,556.3	-
Realized gain on settlement of contracts due to PEC merger	4.0	-
Merger transaction costs funded through other current liabilities	0.3	-
Purchase price adjustments related to MGUC funded through accounts payable	-	26.0

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

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of June 30, 2007, and December 31, 2006:

	Assets		Liabilities
(Millions)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Utility Segments
Commodity contracts	$6.2	$5.9	$45.9	$12.1
Financial transmission rights	26.0	14.3	8.6	2.0
Cash flow hedges – commoditycontracts	-	-	0.5	-
Nonregulated Segments
Commodity and foreign currency contracts	1,244.4	1,237.7	1,178.2	1,195.4
Fair value hedges
Commodity contracts	5.8	11.0	0.2	0.3
Interest rate swaps	-	-	2.0	-
Cash flow hedges
Commodity contracts	35.6	107.9	30.1	53.3
Interest rate swaps	-	-	2.2	3.3
Total	$1,318.0	$1,376.8	$1,267.7	$1,266.4
Balance Sheet Presentation
Current	$898.5	$1,068.6	$899.8	$1,001.7
Long-term	419.5	308.2	367.9	264.7
Total	$1,318.0	$1,376.8	$1,267.7	$1,266.4

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

Derivative instruments at the utilities are entered into in accordance with the terms of the risk management policies approved by Integrys Energy Group's Board of Directors and, if applicable, by the respective regulatory bodies.  Changes in the fair value of non-hedge derivative instruments are recognized as regulatory assets or liabilities as our regulators have allowed deferral of the mark-to-market effects of derivative instruments at the utilities.  Thus, management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

Additionally, PGL uses derivatives to hedge changes in the price of natural gas used to support operations.  These instruments are designated as cash flow hedges, which allow for the effective portion of the unrealized change in value during the life of the hedge to be recorded in comprehensive income, net of taxes.  Commodity contracts that are designated as cash flow hedges extend through September 2008.  Cash flow hedge ineffectiveness recorded in operating and maintenance expense on the Condensed Consolidated Statements of Income related to commodity contracts was insignificant for the three and six months ended June 30, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the hedged transactions occur or if it becomes probable that the hedged transaction will not occur.  The amount to be recognized in earnings over the next 12 months as the hedged transactions occur is insignificant.

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

Our nonregulated segments also enter into commodity derivative contracts that are designated as either fair value or cash flow hedges.  Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage.  The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended June 30, 2007, and 2006.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the six months ended June 30, 2007, and was a pre-tax gain of $2.6 million for the six months ended June 30, 2006.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax gain of $2.1 million during the three months ended June 30, 2007, and was not significant during the three months ended June 30, 2006.  The amount excluded was a pre-tax gain of $3.1 million during the six months ended June 30, 2007, and was not significant during the six months ended June 30, 2006.

Commodity contracts that are designated as cash flow hedges extend through February 2011, and are used to mitigate the risk of cash flow variability associated with the future purchases and sales of natural gas, oil, and electricity.  To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was not significant for the three months ended June 30, 2007, and was a pre-tax gain of $2.8 million for the three months ended June 30, 2006.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax loss of $5.9 million for the six months ended June 30, 2007, and a pre-tax gain of $4.1 million for the six months ended June 30, 2006.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur.  During the three and six months ended June 30, 2007, and 2006, the amounts reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions were not significant.  In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax gain of $14.8 million will be recognized in earnings as the hedged transactions occur.  We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

As a result of the merger with PEC, Integrys Energy Group assumed a fixed to floating interest rate swap.  This swap is designated as a fair value hedge and is used to hedge the changes in fair value of $50.0 million of PEC Series A 6.9% notes due January 15, 2011, from movements in interest rates.  The changes in the fair value of this hedge are recognized currently in earnings, as are the changes in fair value of the hedged notes.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three and six months ending June 30, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.

In the second quarter of 2005, two interest rate swaps were designated as cash flow hedges to fix the interest rate on an unsecured term loan at Integrys Energy Group.  Since the designation of these contracts as cash flow hedges, the changes in the fair value of the effective portion of these swaps are included in other comprehensive income, net of taxes, while changes related to the ineffective portion are recorded in earnings.  During the three and six months ended June 30, 2007, and 2006, cash flow hedge ineffectiveness recorded in earnings related to these swaps was not significant.  Amounts recorded in other comprehensive income related to these swaps will be recognized as a component of interest expense when the interest expense on the related debt is recognized in earnings.  The amount to be reclassified as interest expense over the next 12 months is insignificant.  Integrys Energy Group did not exclude any component of the derivative instruments' change in fair value from the assessment of hedge effectiveness.

In 2006, Integrys Energy Group entered into two forward-starting interest rate swaps with ten-year terms to hedge a portion of the interest rate risk associated with the planned issuance of $200.0 million of fixed-rate, long-term debt securities.  Because both swaps qualified for cash flow hedge treatment, changes in the fair value of the swaps were recorded in other comprehensive income, net of taxes.  Both swaps were settled in 2006, and in December 2006, Integrys Energy Group issued $300.0 million of junior subordinated notes.  Amounts remaining in accumulated other comprehensive income for the forward-starting swaps are being reclassified to interest expense over a ten-year period beginning in December 2006 to correspond with the first ten years of interest on the related debt.  The amount to be reclassified to interest expense over the next 12 months is not significant.

NOTE 4--DISCONTINUED OPERATIONS

PEP

In February 2007, Integrys Energy Group announced its plans to divest of PEP.  SFAS No. 141 "Business Combinations," states that assets acquired in a business combination that will be sold should be recognized at fair value less costs to sell in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets classified as held for sale be measured at the lower of their carrying amount or fair value, less costs to sell, and to cease depreciation, depletion, and amortization.  At the date of the merger, the assets and liabilities of PEP were classified as held for sale and results of operations and related cash flows occurring subsequent to the merger were reported as discontinued operations.  Integrys Energy Group is working with a financial advisor on this transaction and anticipates the divesture to be completed by December 31, 2007.

At June 30, 2007, the assets and liabilities associated with PEP that will be transferred in the sale have been classified as held for sale.  No adjustments to write down the PEP assets to fair value less costs to sell were required during the time period subsequent to the merger through June 30, 2007.  The major classes of assets and liabilities held for sale at June 30, 2007, for PEP are as follows:

(Millions)	2007
Accounts receivable	$41.3
Other current assets	3.5
Property, plant, and equipment, net	783.6
Total assets held for sale	$828.4

Accounts payable	$35.2
Other current liabilities	5.4
Asset retirement obligations	5.7
Liabilities held for sale	$46.3

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to PEP for the three months ended June 30 was as follows:

(Millions)	2007
Nonregulated revenue	$52.6
Operating and maintenance expense	12.0
Taxes other than income	2.2
Income before taxes	38.4
Income tax provision	14.4
Discontinued operations, net of tax	$24.0

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to PEP for the time period subsequent to the merger through June 30, 2007, were as follows:

(Millions)	2007
Nonregulated revenue	$70.8
Operating and maintenance expense	16.0
Taxes other than income	3.7
Income before taxes	51.1
Income tax provision	18.9
Discontinued operations, net of tax	$32.2

It has been Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  For the period ended June 30, 2007, PEP did not have any external debt obligations.

WPS Niagara Generation, LLC

In January 2007, Integrys Energy Services completed the sale of WPS Niagara Generation, LLC, which owned a 50-megawatt merchant generation facility located near Niagara Falls, New York, for approximately $31 million, subject to post closing adjustments.  The pre-tax gain recorded in 2007 was $24.6 million, $14.8 million after-tax, and was included as a component of discontinued operations.  This facility was a merchant facility and sold power on a wholesale basis when market conditions were economically favorable.

The major classes of assets held for sale at December 31, 2006, for Niagara were as follows:

(Millions)	December 31, 2006
Inventories	$0.4
Property, plant, and equipment, net	4.6
Other assets	1.1
Total assets held for sale	$6.1

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to Niagara for the three months ended June 30 were as follows:

(Millions)	2006
Nonregulated revenue	$3.7
Nonregulated cost of fuel, natural gas, and purchased power	2.4
Operating and maintenance expense	2.1
Depreciation and amortization expense	0.1
Taxes other than income	0.1
Other income	0.2
Loss before taxes	(0.8)
Income tax benefit	(0.2)
Discontinued operations, net of tax	$(0.6)

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to Niagara for the six months ended June 30 were as follows:

(Millions)	2007	2006
Nonregulated revenue	$1.5	$9.1
Nonregulated cost of fuel, natural gas, and purchased power	1.0	6.1
Operating and maintenance expense	0.5	3.1
Gain on Niagara sale	24.6	-
Depreciation and amortization expense	-	0.2
Taxes other than income	-	0.1
Other income	-	0.2
Income (loss) before taxes	24.6	(0.2)
Income tax provision	9.8	-
Discontinued operations, net of tax	$14.8	$(0.2)

Sunbury Generation, LLC

In July 2006, Integrys Energy Services completed the sale of Sunbury Generation, LLC.  Sunbury Generation's primary asset was the Sunbury generation plant located in Pennsylvania.  This facility sold power on a wholesale basis when market conditions were economically favorable.

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income for the three months ended June 30, 2006, related to Sunbury were as follows:

(Millions)	2006
Nonregulated revenue	$22.5
Nonregulated cost of fuel, natural gas, and purchased power	22.6
Operating and maintenance expense	8.8
Depreciation and amortization expense	0.2
Loss before taxes	(9.1)
Income tax benefit	(3.5)
Discontinued operations, net of tax	$(5.6)

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income for the six months ended June 30, 2006, related to Sunbury were as follows:

(Millions)	2006
Nonregulated revenue	$59.4
Nonregulated cost of fuel, natural gas, and purchased power	50.3
Operating and maintenance expense	15.6
Depreciation and amortization expense	0.3
Loss on sale of emission allowances	0.4
Taxes other than income	0.1
Interest income	0.1
Loss before taxes	(7.2)
Income tax benefit	(2.8)
Discontinued operations, net of tax	$(4.4)

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

Merger with PEC

Effective February 21, 2007, the merger with PEC was consummated.  The merger was accounted for under the purchase method of accounting, with Integrys Energy Group treated as the acquirer.  The purchase price was approximately $1.6 billion (as shown in the table below).  Pursuant to the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The results of operations attributable to PEC are included in the Condensed Consolidated Financial Statements from February 22, 2007, through June 30, 2007.

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

(Millions)
Current assets	$953.2
Assets held for sale	763.9
Property plant and equipment, net	1,739.5
Regulatory assets	560.9
Goodwill	643.4
Other long-term assets	179.2
Total assets	4,840.1

Current liabilities	1,222.5
Liabilities held for sale	39.8
Long-term debt	860.2
Regulatory liabilities	13.4
Other long-term liabilities	1,124.2
Total liabilities	3,260.1
Net assets acquired/purchase price	$1,580.0

In connection with the PEC merger, Integrys Energy Services recorded a non-cash gain related to the deemed settlement of existing natural gas and electricity contracts between Integrys Energy Services and certain PEC subsidiaries.  Based on forward energy prices existing at the date of the merger, the value of these contracts was favorable to Integrys Energy Services.  In accordance with EITF 04-1, "Accounting for Pre-Existing Relationships between the Parties to a Business Combination," Integrys Energy Services recognized a $4.0 million gain, representing the fair value of these natural gas and electricity contracts at the merger date.

Acquired intangible assets are included in other long-term assets in the above table.  See Note 7, "Goodwill and Other Intangible Assets," for a description of the acquired intangible assets.

Of the $643.4 million of goodwill recorded in connection with the merger with PEC, $624.4 million was related to the natural gas utility segment and the remaining $19.0 million was related to Integrys Energy Services.  The $68.5 million decrease in goodwill, from $711.9 million at March 31, 2007, to $643.4 million at June 30, 2007, was driven by revisions to initial purchase price allocations recorded in conjunction with the PEC merger.  None of the goodwill is deductible for tax purposes.

Specific costs associated with the termination of employees at PEC (the acquired company) who were or will be involuntarily terminated as a result of the merger have been accounted for in accordance with Emerging Issues Task Force Issue No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination."  Included in the table above is an estimated $5.1 million liability recorded in accordance with the Emerging Issues Task Force Issue No. 95-3, related to employees at PEC (the acquired company) who were or will be involuntarily terminated.  The following table summarizes the activity related to the specific costs associated with the termination of these employees for the three months ended June 30, 2007.

(Millions)	Three Months Ended June 30, 2007
Accrued employee severance costs at March 31, 2007	$4.6
Add: Severance expense recorded	-
Less: Cash payments during the quarter	0.1
Adjustments to purchase price	0.5
Severance cost reserve at June 30, 2007	$5.0

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan is being implemented, which includes a process to eliminate duplicative jobs within Integrys Energy Group.  Adjustments have been made to the initial liability recognized to reflect Integrys Energy Group's June 30, 2007 estimate of its obligation to severed employees.

Also in connection with the restructuring plan being implemented, Integrys Energy Group has incurred, and expects to continue to incur throughout 2007, restructuring costs associated with the termination of employees, relocation of employees, and other costs directly related to restructuring initiatives being implemented.  Liabilities required under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," will be recorded at the communication date in accordance with this statement and charged to operating and maintenance expense.  For the three and six month periods ended June 30, 2007, costs incurred under SFAS No. 146 were not significant.

Purchase of Aquila's Michigan Natural Gas Distribution Operations

On April 1, 2006, Integrys Energy Group, through its wholly owned subsidiary, MGUC, completed the acquisition of natural gas distribution operations in Michigan from Aquila.  The Michigan natural gas assets provide natural gas distribution service in 147 cities and communities primarily throughout Otsego, Grand Haven, and Monroe counties.  The assets operate under a cost of service environment and are currently allowed an 11.4% return on equity on a 45% equity component of the regulatory capital structure.

Integrys Energy Group paid total consideration of $340.5 million for the Michigan natural gas distribution operations, which included closing adjustments related primarily to purchased working capital.  The transaction was accounted for under the purchase method of accounting.

Purchase of Aquila's Minnesota Natural Gas Distribution Operations

On July 1, 2006, Integrys Energy Group, through its wholly owned subsidiary, MERC, completed the acquisition of natural gas distribution operations in Minnesota from Aquila.  The Minnesota natural gas assets provide natural gas distribution service in 165 cities and communities including Eagan, Rosemount, Rochester, Fairmount, Bemidji, and Cloquet, and Dakota County.  The assets operate under a cost of service environment and are currently allowed an 11.71% return on equity on a 50% equity component of the regulatory capital structure.

Integrys Energy Group paid total consideration of $315.9 million for the Minnesota natural gas distribution operations, which included closing adjustments related primarily to purchased working capital.  The transaction was accounted for under the purchase method of accounting and no adjustments have been made in the second quarter of 2007.

Supplemental Pro Forma information

The following table provides supplemental pro forma results of operations for Integrys Energy Group for the six months ended June 30, 2007, as if the acquisition of PEC had been completed at January 1, 2007.  The following table also includes supplemental pro forma results of operations for Integrys Energy Group for the six and three months ended June 30, 2006, as if the acquisition of PEC and the Michigan and Minnesota natural gas distribution operations from Aquila had been completed at January 1, 2006.    Pro forma results are presented for informational purposes only, assume commercial paper was used to finance the Michigan and Minnesota transactions, and are not necessarily indicative of the actual results that would have resulted had the acquisitions actually occurred on January 1, 2007, and January 1, 2006.

	Pro Forma for the Six Months Ended		Pro Forma for the Three Months Ended
	June 30		June 30
(Millions)	2007	2006	2006
Net revenue	$5,813.6	$5,232.4	$1,868.6
Income from continuing operations	107.7	115.7	20.2
Income available for common shareholders	155.1	122.6	19.9
Basic earnings per share – continuing operations	$1.40	$1.71	$0.25
Basic earnings per share	2.04	1.84	0.26
Diluted earnings per share – continuing operations	1.38	1.70	0.25
Diluted earnings per share	2.04	1.83	0.26

The pro forma income for the six months ended June 30, 2006, includes a pre-tax charge of $15.6 million (approximately $9.4 million after-tax), related to PEC's settlement with the Illinois Commerce Commission related to the natural gas charge reconciliation proceedings for fiscal years 2001-2004.

NOTE 6-- NATURAL GAS IN STORAGE

PGL and NSG price natural gas storage injections at the fiscal year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  Due to seasonality requirements, PGL expects interim reductions in LIFO layers to be replenished by year-end.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by Integrys Energy Group was $946.8 million at June 30, 2007, and $303.9 million at December 31, 2006.  At June 30, 2007, $643.4 million of goodwill was related to the merger with PEC, $144.3 million of goodwill was related to the acquisition of the natural gas distribution operations in Minnesota, $122.7 million of goodwill was related to the acquisition of the natural gas distribution operations in Michigan, and $36.4 million related to WPSC's 2001 acquisition of Wisconsin Fuel and Light.  At December 31, 2006, $144.6 million of goodwill was related to Minnesota, $122.9 million was related to Michigan, and $36.4 million was related to Wisconsin Fuel and Light.

The amount of goodwill by reportable segment is as follows:

Segments (in millions)	June 30, 2007	December 31, 2006
Natural Gas Utility	$927.8	$303.9
Integrys Energy Services	19.0	-
Total	$946.8	$303.9

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets.  Information in the tables below related to purchased identifiable intangible assets for the periods indicated.

(Millions)	June 30, 2007			December 31, 2006
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer related	$32.6	$(6.6)	$26.0	$12.2	$(4.3)	$7.9
Gas and power contract assets	53.9	(19.0)	34.9	-	-	-
Gas and power contract liabilities	(31.7)	3.9	(27.8)	-	-	-
Emission allowances(1)	4.2	(0.1)	4.1	5.0	(0.8)	4.2
Other	3.2	(1.0)	2.2	3.9	(0.8)	3.1
Total	$62.2	$(22.8)	$39.4	$21.1	$(5.9)	$15.2
(1)Emission allowances do not have a contractual term or expiration date.

Customer related intangible assets at June 30, 2007, are primarily related to $20.0 million of customer relationships associated with PEC’s nonregulated retail and electric operations and customer relationships associated with MERC’s non-utility home services business.  The remaining weighted average amortization period for customer related intangible assets is approximately eight years.

In connection with the merger with PEC, Integrys Energy Group recorded intangible assets and intangible liabilities of $53.9 million and $31.7 million, respectively, related to the fair value of certain natural gas and power contracts that were not considered to be derivative instruments. Information in the table below relates to the short-term and long-term components of these intangible assets and liabilities as of June 30, 2007.

(Millions)	Fair Market Value	Weighted Average Amortization Period
Short-term intangible asset customer contracts	$23.9
Long-term intangible asset customer contracts	11.0
Total intangible asset customer contracts	$34.9	1.4 years

Short-term intangible liability customer contracts	$12.9
Long-term intangible liability customer contracts	14.9
Total intangible liability customer contracts	$27.8	1.5 years

Intangible asset amortization expense, in the aggregate, for the three months ended June 30, 2007, and 2006, was $1.4 million and $0.4 million, respectively.  Intangible asset amortization expense, in the aggregate, for the six months ended June 30, 2007, and 2006, was $2.4 million and $0.9 million, respectively.  The increase in amortization expense in 2007 primarily relates to customer relationships associated with PEC’s nonregulated retail and electric operations and MERC’s non-utility home services business.

Amortization expense for the next five fiscal years is estimated as follows:

Estimated Future Amortization Expense (millions)
For six months ending December 31, 2007	$2.8
For year ending December 31, 2008	5.1
For year ending December 31, 2009	4.3
For year ending December 31, 2010	3.6
For year ending December 31, 2011	3.0

The effect of purchase accounting related to the natural gas and power contracts is recorded as a component of nonregulated cost of sales and is not included in the table above.  In 2007 and 2008, estimated future expense related to these contracts will increase nonregulated cost of fuel, natural gas, and purchased power by $4.5 million and $9.5 million, respectively.  In 2009, 2010, and 2011, the estimated effect of purchase accounting will decrease nonregulated cost of fuel, natural gas, and purchased power by $3.8 million, $2.6 million, and $1.9 million, respectively.  The effect of purchase accounting substantially offsets the margin on contracts that were acquired at the merger date.

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  Integrys Energy Group and its wholly owned subsidiaries had total borrowing capacity under its credit facilities of $2,096.0 million and $1,396.0 million as of June 30, 2007, and December 31, 2006, respectively, with total availability of $1,119.5 million and $520.1 million remaining under these credit lines as of June 30, 2007, and December 31, 2006, respectively.

The information in the table below relates to Integrys Energy Group's short-term debt and lines of credit.

(Millions)	Maturity	June 30, 2007	December 31, 2006
Credit agreements and revolving notes
Revolving credit facility (Integrys Energy Group)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group)	6/09/11	500.0	500.0
Bridge credit facility (Integrys Energy Group)	9/05/07	121.0	121.0
Revolving credit facility (WPSC)	6/02/10	115.0	115.0
Revolving credit facility (PEC)	6/13/11	400.0	-
Revolving credit facility (PGL)	7/12/10	250.0	-
Revolving credit facility (Integrys Energy Services)	10/19/07	150.0	-
Revolving short-term notes payable (WPSC)	11/13/07	10.0	-
Revolving credit facility (Integrys Energy Services)	4/25/07	-	150.0
Revolving short-term notes payable (WPSC)	5/13/07	-	10.0
Uncommitted credit line (PEC)	9/04/07	25.0	-
Uncommitted secured cross-exchange agreement (Integrys Energy Services)	4/15/08	25.0	-
Total short-term credit capacity		2,096.0	1,396.0

Less:
Letters of credit issued inside credit facilities		96.3	152.4
Loans outstanding under the credit agreements		171.5	160.0
Commercial paper outstanding		694.1	562.8
Current margin requirements		12.4	-
Accrued interest or original discount on outstanding commercial paper		2.2	0.7
Available capacity under existing agreements		$1,119.5	$520.1

As a result of the merger with PEC, Integrys Energy Group's credit facilities increased $675 million.  At June 30, 2007, PEC had a five-year $400.0 million syndicated revolving credit agreement that provides backup for its commercial paper borrowing program, which is used to meet short-term cash and liquidity needs.  At June 30, 2007, PGL had a five-year $250 million syndicated revolving credit agreement that provides backup for PGL's seasonal commercial paper borrowing program, which is used for short-term cash and liquidity needs.  In addition to the committed credit facilities discussed above, PEC also has a $25.0 million uncommitted line of credit and letter of credit agreement available for short-term cash needs and to backup letters of credit.  See Note 5, "Acquisitions and Sales of Assets," for more information on the merger with PEC.

As of April 20, 2007, the $150.0 million revolving credit agreement due to expire on April 25, 2007, was extended for six months and has a new expiration date of October 19, 2007.

On February 28, 2007, UPPCO filed an application with the FERC requesting authorization to issue short-term indebtedness in an amount not to exceed $20 million outstanding at any one time.  In addition, UPPCO requested that the FERC extend the authorization period to issue securities three months beyond the standard two-year authorization period.  On April 27, 2007, the FERC approved both requests, providing UPPCO the ability to issue short-term debt through July 30, 2009.  UPPCO had no short-term borrowings outstanding at June 30, 2007.

Integrys Energy Group's short-term borrowings consist of sales of commercial paper backed by the unsecured revolving credit agreements and short-term notes as shown in the following table.

(Millions)	June 30, 2007	December 31, 2006
Commercial paper outstanding	$694.1	$562.8
Average discount rate on outstanding commercial paper	5.44%	5.43%
Short-term notes payable outstanding	$171.5	$160.0
Average interest rate on short-term notes payable	5.63%	5.56%
Available (unused) lines of credit	$1,119.5	$520.1

The commercial paper at June 30, 2007, had varying maturity dates ranging from July 2, 2007, through August 15, 2007.

NOTE 9--LONG-TERM DEBT

(Millions)		June 30, 2007	December 31, 2006
First mortgage bonds – WPSC
Series	Year Due
6.90%	2013	$-	$22.0
7.125%	2023	0.1	0.1

Senior notes – WPSC
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
3.95%	2013	22.0	22.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0

First mortgage bonds – UPPCO
Series	Year Due
9.32%	2021	13.5	13.5

Unsecured senior note – PEC
Series	Year Due
A, 6.90%	2011	325.0	-
Fair value hedge adjustment		(2.0)	-

Fixed first and refunding mortgage bonds – PGL
Series	Year Due
HH, 4.75%	2030
adjustable after July 1, 2014		50.0	-
KK, 5.00%	2033	50.0	-
LL, 3.05%	2033
adjustable after February 1, 2008		50.0	-
MM-2, 4.00%	2010	50.0	-
NN-2, 4.625%	2013	75.0	-
QQ, 4.875%	2038
adjustable after November 1, 2018		75.0	-
RR, 4.30%	2035
adjustable after June 1 2016		50.0	-

Adjustable first and refunding mortgage bonds – PGL
Series	Year Due
OO	2037	51.0	-
PP	2037	51.0	-

First mortgage bonds – NSG
Series	Year Due
M, 5.00%	2028	29.1	-
N-2, 4.625%	2013	40.0	-

Unsecured senior notes – Integrys Energy Group
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Junior subordinated notes – Integrys Energy Group
Series	Year Due
6.11%	2066	300.0	300.0

Unsecured term loan due 2010 – Integrys Energy Group		65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets		12.2	13.7
Other term loan		27.0	27.0
Senior secured note		1.9	2.0
Total		2,186.4	1,315.9
Unamortized discount and premium on bonds and debt		11.2	(2.2)
Total debt		2,197.6	1,313.7
Less current portion		(54.9)	(26.5)
Total long-term debt		$2,142.7	$1,287.2

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds in the above table.

The $50.0 million 3.05% Series LL bonds at PGL which will mature February 1, 2033, were originally issued in a term mode and for a five-year period.  These bonds are subject to a mandatory tender for purchase for remarketing on February 1, 2008.  These bonds are presented on Integrys Energy Group's Condensed Consolidated Balance Sheets at June 30, 2007, as current portion of long-term debt.

PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, and $51.0 million of Adjustable Rate, Series PP bonds, due October 1, 2037, which are currently in a 35-day Auction Rate Mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for the period beginning February 22, 2007, and ending June 30, 2007, was 3.66% and 3.72% for Series OO and PP, respectively.

Debt Covenants

PGL and NSG utilize mortgage bonds to secure tax exempt interest rates.  The Illinois Finance Authority has issued tax exempt bonds for the benefit of PGL and NSG, and the City of Chicago has issued tax exempt bonds for the benefit of PGL.  Each issuance is secured by an equal principal amount of PGL's or NSG's first mortgage bonds.

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

The following table shows changes to the asset retirement obligations of Integrys Energy Group through June 30, 2007.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2006	$9.4	$0.7	$10.1
Asset retirement obligations from merger with PEC	123.8	-	123.8
Accretion	2.8	-	2.8
Asset retirement obligations at June 30, 2007	$136.0	$0.7	$136.7

NOTE 11--INCOME TAXES

The effective tax rates for the three and six months ended June 30, 2007, were 27.9% and 25.5%, respectively, while the effective tax rates for the three and six months ended June 30, 2006, were 31.2% and 31.4%, respectively.  Integrys Energy Group's provision (benefit) for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting."  Accordingly, our interim effective tax rate reflects our projected annual effective tax rate.  The effective tax rate differs from the federal tax rate of 35%, primarily due to the effects of Section 29/45K federal tax credits related to Integrys Energy Services' ownership in a synthetic fuel production facility and state income taxes.

Effective January 1, 2007, Integrys Energy Group adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109.”  The cumulative effect of adopting FIN 48 was a decrease of $0.1 million to the January 1, 2007, retained earnings balance.

At January 1, 2007, Integrys Energy Group's liability for uncertain tax positions was $3.7 million.  As a result of the February 21, 2007, merger with PEC, Integrys Energy Group's liabilities for uncertain tax positions increased an additional $10.4 million.  During the second quarter of 2007, Integrys Energy Group recognized no additional liabilities for uncertain tax positions.   For the six months ended June 30, 2007, Integrys Energy recognized an additional $0.4 million liability for uncertain tax positions.

At January 1, 2007, unrecognized tax benefits of $3.2 million could affect Integrys Energy Group's effective tax rate if recognized in subsequent periods.

With the adoption of FIN 48, Integrys Energy Group now records penalties and accrued interest related to income taxes as a component of income tax expense.  Prior to January 1, 2007, Integrys Energy Group had recorded interest and penalties as components of income before taxes.  At January 1, 2007, Integrys Energy Group's liability for the possible payment of interest and penalties related to uncertain tax positions was $0.2 million.  As a result of the February 21, 2007, acquisition of PEC, Integrys Energy Group assumed additional liabilities for possible payment of interest of $3.3 million and penalties of $0.6 million.  During the second quarter and six months ended June 30, 2007, Integrys Energy Group recognized a reduction in liabilities for the possible payment of interest and penalties of $0.5 million and $0.3 million, respectively.

Subsidiaries of Integrys Energy Group file income tax returns in the United States federal jurisdiction, in various United States state and local jurisdictions, and in Canada.  With a few exceptions (major exceptions listed below), Integrys Energy Group is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002.

•	Wisconsin Department of Revenue – WPSC has agreed to statute extensions for tax years covering 1996-2001.
•	Illinois Department of Revenue – PEC and combined subsidiaries have agreed to statute extensions for tax years covering 2001-2003.
•	United States Internal Revenue Service (IRS) – PEC and consolidated subsidiaries have agreed to statute extensions for tax years covering 1999-2003.

Integrys Energy Group has closed examinations for the following major jurisdictions for the following tax years:

•
United States IRS  – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

•
United States IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 2004 and 2005 tax years, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals for potential resolution.  Through subsequent discussion with IRS Appeals, this matter has been tentatively settled in our favor.  Subsequent to June 30, 2007, we received draft settlement documentation and adjusted tax calculations for 2004-2005 tax years.  We expect that once that settlement is concluded, we will record approximately $1 million of additional tax benefit.

•
United States IRS – PEC and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals for potential resolution.

Integrys Energy Group has open examinations for the following major jurisdictions for the following tax years:

•	United States IRS – PEC and consolidated subsidiaries have an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – PEC and combined subsidiaries have an open examination for the 2001-2003 tax years.
•	Wisconsin Department of Revenue – WPSC has an open examination for the 1996-2001 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.  We do expect to settle several of the examinations listed above within the next 12 months and estimate a reduction in the FIN 48 tax liability of $5.4 million.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  The commitments described below are as of June 30, 2007.

Integrys Energy Services has unconditional purchase obligations related to energy supply contracts that total $4.1 billion.  Substantially all of these obligations end by 2009, with obligations totaling $416.6 million extending from 2010 through 2018.  The majority of the energy supply contracts are to meet Integrys Energy Service's obligations to deliver energy to its customers.

WPSC has obligations related to coal, purchased power, and natural gas.  Obligations related to coal supply and transportation extend through 2016 and total $394.3 million. Through 2016, WPSC has obligations totaling $1.2 billion for either capacity or energy related to purchased power.  Also, there are natural gas supply and transportation contracts with total estimated demand payments of $90.7 million through 2017.  WPSC has obligations for other commodities totaling $6.1 million, which extend through 2012.  WPSC expects to recover these costs in future customer rates.  Additionally, WPSC has contracts to sell electricity and natural gas to customers.

PGL has obligations at June 30, 2007, related to natural gas supply and transportation contracts with total estimated demand payments of $294.1 million through 2017.  PGL expects to recover these costs in future customer rates.  Additionally, PGL has contracts to sell natural gas to customers.

NSG has obligations at June 30, 2007, related to natural gas supply and transportation contracts with total estimated demand payments of $65.0 million through 2017.  NSG expects to recover these costs in future customer rates.  Additionally, NSG has contracts to sell natural gas to customers.

UPPCO has commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $29.3 million and extend through 2010.  UPPCO expects to recover these costs in future customer rates.

MGUC has obligations related to natural gas contracts totaling $131.9 million, substantially all of which end by 2009.  MGUC expects to recover these costs in future customer rates.  Additionally, MGUC has contracts to sell natural gas to customers.

MERC has obligations related to natural gas contracts totaling $198.8 million, some of which extend through 2014.  MERC expects to recover these costs in future customer rates.  Additionally, MERC has contracts to sell natural gas to customers.

Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors.  At June 30, 2007, these purchase orders totaled $425.9 million.  The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

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

Pulliam Air Permit Violation Lawsuit

On October 19, 2005, the Sierra Club Inc. and Clean Wisconsin Inc. filed a complaint against WPSC in the Eastern District of Wisconsin pursuant to the citizen suit provisions of the Clean Air Act.  The complaint alleged various violations at the 373-megawatt J.P. Pulliam Plant located in Green Bay, Wisconsin, including opacity exceedances, opacity monitoring violations, and other violations of limitations in the facility's Clean Air Act operating permit.  On January 10, 2007, the court entered a Consent Decree based on the stipulated agreement of the parties, settling the litigation.  Under the terms of the Consent Decree, WPSC is to pay the plaintiff’s attorneys fees, fund $500,000 of environmental projects through the Wisconsin Energy Conservation Corporation, and perform upgrades on the precipitators and other environmental control equipment at Pulliam.  For one year after the improvements are completed (January 1 through December 1, 2008), WPSC's performance will be evaluated and, depending upon that performance, WPSC may be required to make additional contributions to energy efficiency projects.  WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units.  In lieu of upgrading the precipitators for Pulliam Units 3 and 4 (both are 30-megawatt units), WPSC elected to shut down these units by December 31, 2007.  Since WPSC expects the 500-megawatt Weston 4 plant to achieve commercial operation by June 2008, it anticipates no electric supply shortfalls as there will be power available to replace these small units.

Weston 4 Air Permit

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes, seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which is a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the “Weston 4 air permit”).  In February 2006, the Administrative Law Judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR (hereinafter referred to as the “March 28, 2007 permit language”).

The Sierra Club and WPSC filed petitions for judicial review of the Administrative Law Judge's decision with the circuit court.  On August 7, 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of the Sierra Club's petition as premature.  On October 12, 2006, the court granted the motion to dismiss and the Sierra Club filed a petition for appeal of the circuit court's dismissal with the Wisconsin Court of Appeals.  The Court of Appeals affirmed the dismissal of the Sierra Club’s petition for judicial review.  On April 27, 2007, Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language.  WDNR granted Sierra Club’s second petition for a contested case hearing.  A hearing date, to the extent necessary, has not yet been set by the Administrative Law Judge.  In addition, on April 27, 2007, Sierra Club also filed a second petition with the Dane County Circuit Court for judicial review of the Weston 4 air permit, including the March 28, 2007 permit language.  The second judicial review proceeding has been stayed pending the outcome of the second contested case hearing.

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

Weston Operating Permits

On April 18 and April 26, 2005, WPSC notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the Title V air operating permit that was issued to the facility in October 2004.  These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility.  On July 25, 2005, a Notice of Violation (“NOV”) was issued to WPSC by the WDNR alleging various violations of the operating permit.  In response to the NOV, a compliance plan was submitted to the WDNR.  Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment.  On January 19, 2006, WPSC received from the WDNR a Notice of Noncompliance seeking further information by February 3, 2006, regarding the alleged noncompliance event.  On February 20, 2006, a NOV was issued regarding the fuel oil issue, concerns over monitoring procedures, and the operation of baghouse equipment.  The WDNR referred the matter to the Wisconsin Attorney General's Office for resolution on April 11, 2007.  WPSC has undertaken corrective actions and is seeking to revise the applicable permit limits.

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

Mercury and Interstate Air Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446).  The rule requires WPSC to control annual system mercury emissions in phases.  The first phase will occur in 2008 and 2009.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The State of Wisconsin is currently proposing revisions to the state’s air mercury rule in response to three separate but related actions.  They include promulgation of the federal Clean Air Mercury Rule (“CAMR”) in May 2005, a directive from Wisconsin Governor Doyle in August 2006 to further reduce mercury emissions, and a January 2007 Citizens Petition requesting revision to Chapter NR 446.  The draft rule revisions contain provisions that may impact the cost of compliance.  However, following the public hearing and comment process, those provisions may further change.  Also, the State of Wisconsin has filed suit against the federal government along with other states in opposition to the federal rule.  WPSC estimates capital costs of approximately $18 million to achieve the proposed reductions in the State’s revised draft rule.  The capital costs are expected to be recovered in future rate cases.

In March 2005, the EPA finalized the mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program, CAMR, modeled on the Clear Skies legislation initiative.  The EPA also finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.

The final mercury rule establishes New Source Performance Standards (“NSPS") for new units based upon the type of coal burned.  Weston 4 will install and operate mercury control technology, which will achieve a mercury emission rate that meets the permit and NSPS for mercury.

The final mercury rule establishes a mercury cap and trade program, which requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements and does not anticipate incurring additional costs beyond those to comply with the current proposed revision to the Wisconsin rule.

Integrys Energy Services expects no significant capital costs for compliance with the 70% reduction requirement.

The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions.  The rule allows the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin’s rule, which incorporates the cap and trade approach, has completed the state legislative review and has been forwarded to the EPA for final review.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $238.0 million in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final EPA rule.  The costs may change based on the requirements of the final state rules.

Integrys Energy Services is evaluating the compliance options for the Clean Air Interstate Rule.  Additional nitrogen oxide controls on some of Integrys Energy Services' facilities may be necessary, but we do not anticipate these costs to be significant.  Integrys Energy Services will evaluate a number of options including using the cap and trade program, fuel switching, and/or installing controls.

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

Manufactured Gas Plant Remediation

Integrys Energy Group has numerous manufactured gas plant remediation sites in Wisconsin, Illinois, and Michigan.  All are former regulated utility sites and, as such, are being remediated, with costs charged to existing ratepayers at WPSC, PGL, NSG, and MGUC.

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

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternative Sites Program.  In January 2007, a seventh site in Sheboygan was transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites.  A schedule has been agreed to under which on-site investigative work will commence in 2007.  Three of WPSC’s manufactured gas plant sites remain under state jurisdiction.

WPSC estimated the future undiscounted investigation and cleanup costs as of June 30, 2007, to be approximately $68 million and has accrued this amount at June 30, 2007.  WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.  WPSC has received $15.6 million in insurance recoveries as of June 30, 2007, which were recorded as a reduction in the regulatory asset.

MGUC, which acquired retail natural gas distribution operations in Michigan from Aquila in the second quarter of 2006, is responsible for the environmental impacts at 11 manufactured gas plant sites.  Removal of the most contaminated soil has been completed at seven sites.  Future investigations are needed at many of the sites to evaluate on-site, off-site, and sediment impacts.

MGUC has estimated future investigation and remediation costs of approximately $26 million as of June 30, 2007.  The MPSC has historically authorized recovery of these costs.  An environmental liability and related regulatory asset were recorded at the date of acquisition to reflect the expected investigation and clean-up costs relating to these sites and the expected recovery of these costs in future rates.  As these 11 sites are integrated into the corporate gas plant site management program, cost estimates may change.  We will also evaluate the feasibility of transferring the MGUC sites into the EPA Superfund Alternatives Program.

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

In June and July 2007, PGL and NSG transferred 13 of their largest manufactured gas plant sites (11 PGL sites and 2 NSG sites) which were being addressed under Illinois Environmental Protection Agency (“IEPA”) supervision to the EPA.  The 11 PGL sites are now being addressed under the EPA’s Superfund removal program (with the intent that they will eventually be transferred to the EPA Superfund Alternative Sites Program) and the two NSG sites are now being addressed under the EPA Superfund Alternative Sites Program.  Under the EPA’s programs, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  PGL and NSG are addressing the remaining sites under a program supervised by the IEPA.

WPSC, MGUC, PGL, and NSG are coordinating the investigation and the cleanup of the Wisconsin, Michigan, and Illinois manufactured gas plant sites under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

In 2004, the owners, River Village West LLC (“River Village West”) of a property in the vicinity of the former Pitney Court Station filed suit against PGL in the United States District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (“RCRA”). The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing PGL to remediate the site. In December 2005, PGL and the plaintiffs settled and the litigation has been dismissed with prejudice. Pursuant to the terms of the settlement agreement, PGL agreed to remediate the site and to investigate and, if necessary, remediate sediments in the area of the Chicago River adjacent to the site.

With respect to portions of certain sites in the City of Chicago (“Chicago”), PGL has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require PGL to perform extensive investigations or remediations. These demands include notice letters sent to PGL by River Village West. These letters informed PGL of River Village West's intent to file suit under RCRA seeking an order directing PGL to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005) (“RVW II”), seeks an order directing PGL to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. PGL has filed an answer denying liability.

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

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.  In June 2007, PGL filed a motion to dismiss, or in the alternative, stay the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA-administered program referenced above.

PGL and NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at all of the Illinois manufactured gas plant sites (i.e., those being addressed by both the IEPA and the EPA) as of June 30, 2007, to be approximately $454 million and $88 million, respectively.  Effective with the current quarter ended June 30, 2007, these estimates take into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program, and (2) are based on assumptions and calculation methodology consistent with that used by WPSC in determining its investigative and cleanup costs for manufactured gas plant sites.  PGL and NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damages.

Both PGL and NSG intend to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.  PGL and NSG are recovering the costs of environmental activities relating totheir former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs.  Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year.  The related regulatory assets recorded at PGL and NSG (stated in current year dollars), representing unrecovered costs were $492.3 million and $88.2 million, respectively.  Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

Management believes that any costs incurred by PGL or NSG for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for utility service. Accordingly, management believes that the costs incurred by PGL and NSG in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of PGL or NSG. However, any changes in PGL's or NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially affect PGL’s or NSG’s recovery of such costs through rates.

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

As of May 13, 2005, several lawsuits were filed by the claimants and putative defendants relating to this incident.  The suits that have been filed against UPPCO, Integrys Energy Group, and WPSC (collectively, “Integrys”) include the following claimants:  Wisconsin Electric Power Company; Cleveland Cliffs, Inc.; Board of Light and Power of the City of Marquette; the City of Marquette; the County of Marquette; Dead River Campers, Inc.; Marquette County Road Commission; SBC; ATC; and various land and home owners along the Silver Lake reservoir and Dead River system.  UPPCO filed a suit against the engineering company that designed the fuse plug (“MWH Americas, Inc.”) and the contractor who built it (“Moyle Construction, Inc.”).  Integrys has reached confidential settlements with Wisconsin Electric Power Company, Cleveland Cliffs, Inc., the County of Marquette, Marquette County Road Commission, SBS, ATC, Board of Light and Power of the City of Marquette, City of Marquette, and various land and home owners along the Silver Lake reservoir and Dead River systems resolving their respective claims.  The settlement payments have or will be reimbursed by Integrys Energy Group’s insurer and, therefore, did not have a material impact on the Condensed Consolidated Financial Statements.  UPPCO has also settled its claim against MWH Americas, Inc. and Moyle Construction, Inc.  Integrys Energy Group and UPPCO have a tentative settlement agreement with the remaining party and are seeking final resolution.  A trial date in October 2007 has been set for the remaining case.

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

NSG filed a declaratory judgment action against Salomon in the United States District Court for the Northern District of Illinois.  The suit asked the court to declare that NSG is not liable for response costs at the Denver site.  Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site.  In 1997, the district court granted NSG's motion for summary judgment, declaring that NSG is not liable for any response costs in connection with the Denver site.

In 1998, the United States Court of Appeals, for the Seventh Circuit, reversed the district court’s decision and remanded the case for determination of what liability, if any, the former entity has, and, therefore, NSG has, for activities at the site.

In 1999, the EPA announced that it was reopening the ROD for the Denver site.  The EPA’s announcement followed a six-month scientific/technical review by the agency of the remedy’s effectiveness.  In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility.

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site.  In August 2002, the agreement was approved by the United States District Court for the District of Colorado.  Under the terms of the agreement, Shattuck agreed to pay, in addition to amounts already paid for response costs at the site, approximately $7 million in exchange for a release from further obligations at the site.  The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

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

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium.  Supplemental remedial investigations were performed, and a revised remedial action plan was developed.  The Michigan Department of Environmental Quality approved the plan in January 2003.  UPPCO received an order from the MPSC permitting deferral and future recovery of these costs.  A liability of $1.3 million and an associated regulatory asset of $1.3 million were recorded at June 30, 2007, for estimated future expenditures associated with remediation of the site.  In addition, UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs.  It is estimated that the cost of addressing the site over the next year will be $2.4 million.  UPPCO has recorded $0.4 million of this amount as its share of the liability as of June 30, 2007.

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

Gas Charge Reconciliation Proceedings and Related Matters

Gas Charge Settlement

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related natural gas costs.  The gas charge represents the cost of natural gas and transportation and storage services purchased ("Gas Charge").  In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of natural gas costs recovered through the Gas Charge is examined by interested parties.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order the utility to refund the affected amount to customers through subsequent Gas Charge filings.  The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding PGL and NSG for fiscal 2001-2004 costs.  The recommendations that proceedings for PGL’s and NSG’s fiscal 2000 be reopened were made moot by approval of the settlement.  The orders, which became publicly available March 30, 2006, adopted a January 17, 2006, Settlement Agreement and Release among and between PGL, NSG, the People of the State of Illinois through the Illinois Attorney General (“AG”), the City of Chicago, and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (“Agreement”).

In its orders approving the Agreement, the ICC determined that $96.0 million should be refunded to PGL customers and $4.0 million should be refunded to NSG customers.  In April 2006, the refunds were credited to customer accounts.

Pursuant to the Agreement, PEC also paid $5.0 million jointly to Chicago and the AG in 2006.  PEC also agreed to pay up to $5 million per year over the next five years (the “Subsequent Payments”) toward the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the “Conservation Programs”).  The five Subsequent Payments of up to $5 million each will be based upon Conservation Programs to be developed by Chicago and/or the AG.  PGL and NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.  In July 2007, PGL received an itemized estimated cost and request for payment from Chicago in the amount of $4.6 million to fund multiple programs for the remainder of 2007, covering weatherization and residential energy assistance, weatherization fairs and education campaigns, alternative technology, and energy efficiency.  Also in July 2007, NSG received an itemized cost and request for payment from Chicago in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007.  Integrys Energy Group's management concluded that the estimated cost and request for payments constitute sufficient evidence that Chicago has established or is taking steps to develop valid Conservation Programs as required under the Agreement and that it is probable that Chicago will request similar levels of annual funding through 2011 (the City made no allowance for a partial year in its request for payment for 2007).  A $25 million liability for the Subsequent Payments was recorded as a pre-acquisition contingency within purchase accounting.  Of these amounts, $20.0 million was included in other long-term liabilities and $5.0 million was included in other current liabilities.

Under the Agreement, PGL and NSG each agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service.

The Agreement provides that PGL and NSG will cooperate with Chicago and the AG to identify those customers who were not receiving natural gas as of the date of the Agreement that are financial hardship cases.  The hardship cases were identified by the utilities, the AG and Chicago.  Following identification, PGL and NSG reconnected the hardship cases.  PGL and NSG forgave all outstanding debt for reconnected customers.

Pursuant to the Agreement, PGL and NSG agreed to implement recommendations proposed by the ICC’s staff and the interveners to conduct internal and external audits of their natural gas procurement practices.  A natural gas supply management audit performed by a consulting firm retained by the ICC is in progress. No findings or recommendations have yet been communicated.

PGL also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of its natural gas Hub (represented by its storage and pipeline supply assets) services as an offset to utility customers’ natural gas charges and to account for such revenues received from natural gas Hub services in the same manner in all future natural gas charges.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and are not believed to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future Gas Charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005, and PGL and NSG filed direct testimony.  The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings does not affect these cases, except for PGL’s agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ natural gas charges.  The ICC staff and intervener direct testimony was filed January 18, 2007.  For PGL, the ICC staff witnesses recommended a disallowance of approximately $22 million, of which $10.7 million is the amount of Hub revenues that PGL previously testified that it would refund to customers.  An intervener witness (on behalf of the Citizens Utility Board and Chicago) recommended a disallowance of approximately $11 million for PGL.  The majority of the proposed disallowances, other than the Hub revenues, are for a one-time adjustment by PGL to transportation customers’ bank (storage) natural gas liability balances.  For NSG, the ICC staff witnesses recommended a disallowance of approximately $1 million.  An intervener witness (on behalf of the Citizens Utility Board) recommended a disallowance of approximately $1 million for NSG.  The majority of the proposed disallowance is for a one-time adjustment by NSG to transportation customers’ bank (storage) gas liability balances.  PGL and NSG filed their rebuttal testimony on February 22, 2007, and the ICC staff and interveners filed their rebuttal testimony on April 25, 2007.  In their rebuttal testimony, the ICC staff witnesses reduced their recommended disallowance to about $20.5 million and $1 million for PGL and NSG, respectively.  Management cannot predict the outcome of these cases, but PGL has recorded liabilities of $11.5 million at June 30, 2007 related to 2005 Hub revenues and $3.5 million related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the 2001-2004 cases (and in effect for only one month after 2004), which PGL stated in its rebuttal testimony it is not contesting.  Both amounts are inclusive of accrued interest.  For NSG, management has recorded a $0.4 million liability at June 30, 2007, primarily associated with this contingency, which NSG stated in its rebuttal testimony it is not contesting, and which is inclusive of accrued interest.

The record in these cases was marked heard and taken on May 30, 2007, and briefing will conclude in August 2007, after which the Administrative Law Judges will prepare a proposed order.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  PGL and NSG filed their direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated Gas Charge reconciliation cases for the period of October 2006 through December 2006 to cover the gap created by PGL and NSG’s move to a calendar year reconciliation period.  PGL’s and NSG’s direct testimony is due October 17, 2007.  The ICC staff moved to consolidate the new cases with the fiscal 2006 cases, and the Administrative Law Judge granted the motion in July 2007.  There is a status hearing in the consolidated case in September 2007.

At June 30, 2007, Integrys Energy Group anticipates that any adjustments to the liabilities recorded related to the fiscal 2005 Gas Charge reconciliation cases and any liabilities subsequently required to be recorded related to the 2006 Gas Charge reconciliation cases prior to the time we finalize the purchase price allocation will be treated as pre-acquisition contingencies and recorded in purchase accounting.

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

Based upon the settlement and dismissal of PGL and NSG’s fiscal years 2001 through 2004 reconciliation cases by the ICC, the court, on September 25, 2006, granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases).  The plaintiffs filed a third amended complaint and a motion for class certification and on April 25, 2007 the Court denied, without prejudice, plaintiffs’ motion for class certification.  On June 29, 2007, PGL and NSG filed a motion to dismiss the proceeding for failure to join a necessary party.  Plaintiffs filed an amended complaint on July 11, 2007.  Subsequently, PGL's and NSG's motion to delay responding to the amended complaint until the court rules on the motion to dismiss was granted.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Corrosion Control Inspection Proceeding

Illinois and federal law require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On November 3, 2006, PGL and all intervening parties filed a stipulation to settle the ICC proceeding, and the ICC staff separately filed in support of the stipulation.  The ICC entered an order approving the stipulation on December 20, 2006.  Under the stipulation, PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with the city of Chicago to exchange information.  This order resolves only the ICC proceeding and does not constitute a release of any other potential actions outside of the ICC proceeding.  PGL recorded a liability of $1 million associated with the settlement.  On March 27, 2007, the $1 million payment was tendered to the State of Illinois.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC staff, and PGL began the investigation process during the second quarter of 2007.

On May 16, 2006, the AG served a subpoena requesting documents relating to PGL’s corrosion inspections.  PGL’s counsel has met with representatives of the AG’s office and provided documents relating to the subpoena.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

On July 10, 2006, the United States Attorney for the Northern District of Illinois served a grand jury subpoena on PGL requesting documents relating to PGL’s corrosion inspections.  PGL’s counsel has met with the United States Attorney’s office and provided documents relating to corrosion inspections.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including PGL and NSG, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  PGL and NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court.  A status meeting is set for August 16, 2007.  PGL and NSG intend to respond by filing a motion to dismiss.  PEC and its utility subsidiaries continue to believe they have meritorious defenses and intend to vigorously defend against the class action lawsuit.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Technology License

PGL and NSG have purchased a license under the patent portfolio held by Ronald A. Katz Technology Licensing, L.P. and licensed through its affiliate, A2D, L.P.  This non-exclusive license covers services offered by PGL and NSG in the energy and utility service fields of use including customer service delivery through automated systems and live agents.  Other terms of the license are confidential and will not have a materially adverse impact on Integrys Energy Group’s financial position or results of operations.

Property Taxes

PGL is currently disputing property tax assessments in Harrison County, Texas in connection with natural gas PGL stores pursuant to storage service agreements with  Natural Gas Pipeline Company of America. This matter began in 2003 when the Harrison Central Appraisal District (“HCAD”) issued a Notice of Appraised Value to PGL providing that property allegedly owned by PGL was located in Harrison County and subject to property tax.  The HCAD issued similar notices for tax years 2004 through 2006. For each of these years, PGL filed an administrative protest to dispute the inclusion and/or valuation of property attributable to PGL.  Following adverse decisions by the Appraisal Review Board, PGL filed suit in state district court to review the decisions of the Appraisal Review Board for tax years 2003 through 2005. PGL paid approximately $2 million in aggregate for tax years 2003 through 2007 under protest to proceed with its judicial review of the Appraisal Review Board’s orders. These amounts have been recorded as deferred charges on PGL’s balance sheet pending resolution of the matter. On June 1, 2007, the trial court entered a final judgment in favor of the HCAD and against PGL for tax years 2003 through 2005.  PGL believes it has good grounds to appeal and intends to appeal the trial court’s decision.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this loss contingency.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel.  The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada.  Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant formerly owned by WPSC.

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel.  Because the DOE failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel.  The case was filed on January 22, 2004, in the United States Court of Federal Claims.  The case has been temporarily stayed until December 14, 2007.

In July 2005, WPSC sold Kewaunee to a subsidiary of Dominion Resources, Inc.  Pursuant to the terms of the sale, Dominion has the right to pursue the spent nuclear fuel claim, and WPSC will retain the contractual right to an equitable share of any future settlement or verdict.  The total amount of damages sought is unknown at this time.

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

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages due to "stray voltage" from the operation of WPSC's electrical system.  Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Two stray voltage cases are now pending.  The first case, Allen v. WPSC, resulted in a June 2003 jury verdict in the plaintiff's favor.  Both parties appealed.  In February 2005, the court of appeals affirmed the damage verdict but remanded to the trial court for a determination of whether a post-verdict injunction was warranted.  WPSC paid the damages verdict.  On August 31, 2006, the parties settled the injunction issues.  This settlement does not resolve the entire case, because the plaintiff has been permitted to file an amended complaint seeking money damages allegedly suffered since June 2003.  Trial is scheduled for October 30, 2007, in Green Bay, Wisconsin.  The expert witnesses retained by WPSC do not believe that there is any scientific evidence of a "stray voltage" problem caused by WPSC on the plaintiff's land after June 2003.  Accordingly, WPSC intends to contest the plaintiff's claim for money damages.  The second case, Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case.  No trial date has been set.  One other case has been recently resolved.  Schmoker v. WPSC was brought in Wisconsin state court in Winnebago County and it has been settled well within WPSC's self insured retention.

WPSC has insurance coverage for these pending claims, but the policies have customary self-insured retentions per occurrence.  Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending actions will not be material.

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

Construction of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota, transmission line began in the first quarter of 2004 with the Minnesota portion completed in early 2005 and a portion in Wisconsin completed in late 2006.  Construction in Wisconsin began on August 8, 2005.

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

Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million and will receive additional equity in ATC in exchange for the project funding.  Under its agreement, Integrys Energy Group invested $24.9 million in ATC during the six months ended June 30, 2007, bringing Integrys Energy Group's investment in ATC related to the project to $134.0 million since inception.  Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010.  On

December 19, 2003, WPSC and ATC received approval from the PSCW to continue the project at a revised cost estimate of $420.3 million to reflect additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project, and ATC overhead costs.  Integrys Energy Group has the right, but not the obligation, to provide additional funding in excess of $198 million for up to 50% of the revised cost estimate.  Integrys Energy Group's future funding of the line was subject to being reduced by the amount funded by Allete, Inc.  Allete exercised its option to fund $60 million of capital calls for a portion of the Wausau to Duluth transmission line and completed this funding in February 2007.   During 2007 through the completion of the line in the first quarter of 2008, Integrys Energy Group expects to fund up to approximately $56 million in equity contributions to ATC for the Wausau to Duluth transmission line.

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

Information Related to Section 29/45K Federal Tax Credits

In order to mitigate exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized, Integrys Energy Services entered into derivative (option) contracts, beginning in the first quarter of 2005, covering a specified number of barrels of oil.  If no phase-out were to occur in 2007, Integrys Energy Services would expect to recognize approximately $39 million of Section 29/45K federal tax credits, both from its ownership interest in a synthetic fuel production facility as well as from additional tons of synthetic fuel production elected as a result of the actions of one of its synthetic fuel partners, who chose not to receive production in 2007.  Based upon actual year-to-date and forward oil prices at June 30, 2007, we are anticipating partial phase-outs of the 2007 Section 29/45K federal tax credits.  However, we cannot predict with certainty the future price of a barrel of oil and, therefore, have no way of knowing what portion of our 2007 tax credits will ultimately be phased out.  Integrys Energy Services estimates that 2007 Section 29/45K federal tax credits will begin phasing out if the annual average NYMEX price of a barrel of oil reaches approximately $62, with a total phase-out if the annual average NYMEX price of a barrel of oil reaches approximately $77.  At June 30, 2007, based upon already settled and forward NYMEX oil prices as of June 30, 2007, we anticipate that approximately 31% of the 2007 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out.

At June 30, 2007, Integrys Energy Services had derivative (option) contracts that mitigated approximately 75% of its volumetric exposure to Section 29/45K phase-outs in 2007.  The derivative contracts involve purchased and written options that provide for net cash settlement at expiration based on the annual average NYMEX trading price of oil in relation to the strike price of each option.  The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently as a component of nonregulated revenue.  This results in mark-to-market gains or losses being recognized in earnings in different periods than the tax credits.  For the year ending December 31, 2007, including the projected tax credit phase-out of 31%, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $27 million from our ownership interest in a synthetic fuel production facility.  However, the actual amount of tax credits recognized in 2007 could differ substantially from our June 30, 2007 estimate, based upon actual average annual oil prices and production levels for the remainder of the year.  Since we began the hedging program in 2005, gains on oil option contracts utilized to economically hedge the 2007 tax credits added an additional $5.1 million to pre-tax income.  This $5.1 million net gain will reverse by December 31, 2007, assuming no phase-out.  In addition, based upon option contracts in place at June 30, 2007, Integrys Energy Services anticipates it would recognize approximately $16 million of realized pre-tax losses in 2007 assuming no phase-out, which is the cost associated with mitigating the risk of phase-out of approximately 75% of the 2007 Section 29/45K tax credits.

In addition to exposure from federal tax credits, Integrys Energy Services has also historically received royalties tied to the amount of synthetic fuel produced, as well as variable payments from a counterparty related to Integrys Energy Services' 2002 sale of 30% of its interest in ECO Coal Pelletization #12.  While variable payments were received by Integrys Energy Services quarterly, royalties are a function of annual synthetic fuel production and are generally not received until later in the year.  Because one of Integrys Energy Services' partners in the synthetic fuel facility elected not to take any production in 2007, Integrys Energy Services does not anticipate receiving any royalty income in 2007, and did not receive any royalty income in 2006.  Integrys Energy Services realized pre-tax income related to variable payments from one of its partners in the synthetic fuel facility of $3.2 million through the first nine months of 2006, but did not realize any income from variable payments in the fourth quarter of 2006 and does not expect to realize any income from variable payments in 2007, primarily because Integrys Energy Services took this counterparty's production in the fourth quarter of 2006 and the first half of 2007, and anticipates taking all of this counterparty's production for the remainder of 2007.

Impact of Synthetic Fuel Activities on Results of Operations

The following table shows the impact that Integrys Energy Services' investment in the synthetic fuel production facility and procurement of additional tons, including derivative (option) contract activity, had on the Condensed Consolidated Statements of Income for the quarter and year-to-date ended June 30, respectively.

Amounts are pre-tax, except tax credits (millions)	Income (loss) Quarter		Income (loss) Year-to-date
	2007	2006	2007	2006
Provision for income taxes:
Section 29/45K federal tax credits recognized	$(12.6)	$3.1	$8.0	$7.6

Nonregulated revenue:
Mark-to-market gains on 2006 oil options	-	11.7	-	17.7
Net realized gains on 2006 oil options	-	-	-	2.0
Mark-to-market gains on 2007 oil options	0.2	2.6	1.2	5.0

Miscellaneous income:
Operating losses – synthetic fuel facility	(5.0)	(8.2)	(9.6)	(12.9)
Variable payments received	-	1.0	0.1	1.9
Royalty income recognized	(0.1)	-	-	-
Deferred gain recognized	0.5	0.5	1.1	1.1
Interest received on fixed note receivable	0.1	0.2	0.2	0.5

Minority interest	(0.1)	1.2	-	2.4

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

At June 30, 2007, and December 31, 2006, outstanding guarantees totaled $2,696.3 million, and $1,659.0 million, respectively, as follows:

Integrys Energy Group's Outstanding Guarantees (Millions)	June 30, 2007	December 31, 2006
Guarantees of subsidiary debt and revolving line of credit	$903.3	$178.3
Guarantees supporting commodity transactions of subsidiaries	1,687.9	1,314.0
Standby letters of credit	92.5	155.3
Surety bonds	1.6	1.2
Other guarantees	11.0	10.2
Total guarantees	$2,696.3	$1,659.0

Integrys Energy Group's Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed at June 30, 2007	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$903.3	$-	$150.0	$-	$753.3
Guarantees supporting commodity transactions of subsidiaries	1,687.9	1,529.5	76.7	10.6	71.1
Standby letters of credit	92.5	90.9	1.6	-	-
Surety bonds	1.6	1.6	-	-	-
Other guarantees	11.0	-	8.7	2.3	-
Total guarantees	$2,696.3	$1,622.0	$237.0	$12.9	$824.4

At June 30, 2007, Integrys Energy Group had outstanding $903.3 million in corporate guarantees supporting indebtedness.  Of that total, $400.0 million relates to the PEC revolving line of credit discussed in the next paragraph and $325.0 million relates to the Supplemental Indenture discussed below.  In addition, $150.0 million supports an Integrys Energy Services credit agreement entered into in April 2006, which extends through October 2007, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by Integrys Energy Group and are subject to the aggregate $1.9 billion guarantee limit authorized for Integrys Energy Services by Integrys Energy Group's Board of Directors (discussed below).  At June 30, 2007, $150.0 million has been borrowed by Integrys Energy Services, leaving no availability left on the existing credit agreement.  The remaining $28.3 million of guarantees support outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Group's $1.9 billion limit and the remaining $27.2 million received separate authorization from Integrys Energy Group's Board of Directors.

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

On May 18, 2007, Integrys Energy Group announced that it had entered into an agreement to fully and unconditionally guarantee PEC’s $400 million revolving line of credit.

Integrys Energy Group's Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.9 billion to support the business operations of Integrys Energy Services.  Integrys Energy Group primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide them assurance that Integrys Energy Services will perform on its obligations and permit Integrys Energy Services to operate within these markets.  At June 30, 2007, Integrys Energy Group provided parental guarantees subject to this limit in the amount of $1,555.2 million, reflected in the above table for Integrys Energy Services' indemnification obligations for business operations, in addition to $8.1 million of guarantees that received specific authorization from Integrys Energy Group's Board of Directors and are not included in the $1.9 billion general authorized amount.  Of the parental guarantees provided by Integrys Energy Group, the current amount at June 30, 2007, which Integrys Energy Group would be obligated to support, is approximately $605 million.

Another $3.2 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on Integrys Energy Group's Condensed Consolidated Balance Sheets.  In February 2005, Integrys Energy Group's Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO.

Corporate guarantees in the amount of $75.0 million and $125.0 million have been authorized by Integrys Energy Group's Board of Directors to support MGUC and MERC, respectively.  MGUC and MERC had $50.9 million and $60.5 million, respectively, of outstanding guarantees related to natural gas supply at June 30, 2007.

Corporate guarantees in the amount of $125.0 million have been authorized by Integrys Energy Group’s Board of Directors to support PEC.  PEC had $10.0 million of outstanding guarantees at June 30, 2007.

At Integrys Energy Group's request, financial institutions have issued $92.5 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries.  Of this amount, $92.2 million has been issued to support Integrys Energy Services' operations.  Included in the $92.2 million is $2.5 million that has specific authorization from Integrys Energy Group's Board of Directors and is not included in the $1.9 billion guarantee limit.  The remaining $89.7 million counts against the $1.9 billion guarantee limit authorized for Integrys Energy Services.  If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from Integrys Energy Group. Any amounts owed by our subsidiaries are reflected in Integrys Energy Group's Condensed Consolidated Balance Sheet.

At June 30, 2007, Integrys Energy Group furnished $1.6 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights of way.  Included in the $1.6 million is $0.9 million of surety bonds at Integrys Energy Services that is subject to the $1.9 billion guarantee limit.  Liabilities incurred as a result of activities covered by surety bonds are included in the Integrys Energy Group's Condensed Consolidated Balance Sheet.

A guarantee was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on WPSC's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.  The maximum exposure related to this guarantee was $3.9 million at June 30, 2007 and $4.9 million at December 31, 2006 and is included in the above table.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light Company agreed to indemnify Dominion for 70% of any and all reasonable costs asserted or initiated against, suffered, or otherwise existing, incurred or accrued, resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum exposure of $15 million for WPSC and Wisconsin Power and Light Company combined.  WPSC believes that it will expend its share of costs related to this indemnification and, as a result, recorded the fair value of the liability, or $8.9 million, at the time of the sale of Kewaunee.  As of June 30, 2007, WPSC has paid a total of $4.1 million to Dominion related to this guarantee, reducing the liability to $4.8 million.  The liability recorded for this guarantee was $5.3 million at December 31, 2006.

Typically, under agreements related to the sales of assets or subsidiaries, Integrys Energy Group or its subsidiaries agree to indemnify the buyers for losses resulting from potential breaches of Integrys Energy Group’s or its subsidiaries' representations and warranties thereunder.  Integrys Energy Group believes the likelihood of having to make any material cash payments under these sales agreements as a result of breaches of representations and warranties is remote, and as such, has not recorded any liability related to these agreements.

Integrys Energy Services also provided a side letter indemnification with the sale of Niagara regarding possible environmental contamination from ash disposal from the facility, with a maximum exposure amount of $2.3 million.  At June 30, 2007, Integrys Energy Services had recorded a $0.2 million liability related to this guarantee, representing estimated fair value.

NOTE 14--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three months ended June 30:

Integrys Energy Group	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Service cost	$10.4	$5.9	$4.0	$1.7
Interest cost	18.5	10.4	6.3	4.6
Expected return on plan assets	(22.1)	(10.9)	(4.4)	(3.5)
Amortization of transition obligation	-	0.1	0.4	0.1
Amortization of prior-service cost (credit)	1.9	1.3	(0.5)	(0.6)
Amortization of net loss	4.0	3.0	0.8	1.6
Net periodic benefit cost	$12.7	$9.8	$6.6	$3.9

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the six months ended June 30:

Integrys Energy Group	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Service cost	$18.6	$11.8	$7.2	$3.5
Interest cost	32.6	20.4	11.7	8.5
Expected return on plan assets	(38.0)	(21.4)	(8.5)	(6.6)
Amortization of transition obligation	-	0.1	0.7	0.2
Amortization of prior-service cost (credit)	3.4	2.6	(1.1)	(1.1)
Amortization of net loss	7.2	5.1	1.6	2.6
Net periodic benefit cost	$23.8	$18.6	$11.6	$7.1

Transition obligations, prior service costs (credits), and net losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated other comprehensive income for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities, pursuant to SFAS No. 71.  In the three and six months ended June 30, 2007, $0.4 million and

$0.7 million, of transition costs, $1.4 million and $2.4 million of net prior service costs, and $4.6 million and $8.4 million of net losses, respectively, were amortized from regulatory assets to net periodic benefit cost.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2007, $4.4 million of contributions were made to the pension benefit plan and no contributions were made to the other postretirement benefit plan.  Integrys Energy Group expects to contribute an additional $21.0 million to its pension plan and $13.4 million to its other postretirement benefit plans during 2007.

NOTE 15--STOCK-BASED COMPENSATION

Integrys Energy Group has five stock-based compensation plans: the 2007 Omnibus Incentive Compensation Plan ("2007 Omnibus Plan"), the 2005 Omnibus Incentive Compensation Plan ("2005 Omnibus Plan"), the 2001 Omnibus Incentive Compensation Plan ("2001 Omnibus Plan"), the 1999 Stock Option Plan ("Employee Plan"), and the 1999 Non-Employee Directors Stock Option Plan ("Director Plan").  Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under the 2005 Omnibus Plan, the 2001 Omnibus Plan, the Employee Plan, or the Director Plan, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  The number of shares issuable under each of the aforementioned stock-based compensation plans, each outstanding award, and stock option exercise prices are subject to adjustment, at the Board of Directors' discretion, in the event of any stock split, stock dividend, or other similar transaction.  At June 30, 2007, stock options, performance stock rights, and restricted shares were outstanding under the aforementioned plans.

Stock Options

Stock options are granted by the Board of Directors and may be granted at any time.  Under the provisions of the 2007 Omnibus Plan, no single employee who is the chief executive officer of Integrys Energy Group or any of the other four highest compensated officers of Integrys Energy Group and its subsidiaries can be granted options for more than 1,000,000 shares during any calendar year.  No stock options will have a term longer than ten years.  The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option is granted.  Under the 2007, 2005 and 2001 Omnibus Plans and the Employee Plan, one-fourth of the stock options granted vest and become exercisable each year on the anniversary of the grant date.  Stock options granted under the Director Plan are immediately vested but may not be exercised until one year after the date of grant.  Shares to be delivered under the Director Plan consist solely of treasury shares.

The fair value of stock option awards granted in May 2007 was estimated using a binomial lattice model.  No stock options were granted during the six months ended June 30, 2006. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility.  The following table shows the weighted-average fair value along with the assumptions incorporated into the model:

May 2007 Grant
Weighted-average fair value	$7.80
Expected term	6.6 years
Risk-free interest rate	4.65%
Expected dividend yield	4.50%
Expected volatility	17%

Total pre-tax compensation cost recognized for stock options during the three and six months ended June 30, 2007, was $0.9 million and $1.1 million, respectively.  Total pre-tax compensation cost recognized for stock options during the three and six months ended June 30, 2006, was $0.2 million and $0.3 million, respectively.  The total compensation cost capitalized for these same periods was immaterial.  As of June 30, 2007, $2.5 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 3.3 years.

Cash received from option exercises during the three and six months ended June 30, 2007 was $4.8 million and $10.4 million, respectively.  Cash received from option exercises was immaterial during the three and six months ended June 30, 2006.  The tax benefit realized from option exercises during the three and six months ended June 30, 2007 was $0.9 million and $1.8 million, respectively.  The tax benefit realized from option exercises was immaterial during the three and six months ended June 30, 2006.

A summary of stock option activity for the six months ended June 30, 2007, and the information related to outstanding and exercisable stock options at June 30, 2007, is presented below:
	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2006	1,968,625	$45.53
Converted options from merger	377,833	46.46
Granted	240,130	58.65
Exercised	262,389	39.50		$4.5
Forfeited	562	44.73		-
Expired	7,425	44.59		0.3
Outstanding at June 30, 2007	2,316,212	$47.45	7.05	$11.5
Exercisable at June 30, 2007	1,257,359	$42.57	5.60	$10.6

On February 21, 2007, all of PEC's then outstanding stock options were converted into 377,833 Integrys Energy Group stock options based on the exchange ratio of 0.825.  These stock options were fully vested prior to the merger date.

During the six months ended June 30, 2006, the intrinsic value of options exercised totaled $0.2 million.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at June 30, 2007.  This is calculated as the difference between Integrys Energy Group's closing stock price on June 30, 2007, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

A portion of the long-term incentive is awarded in the form of performance stock rights.  Performance stock rights vest over a three-year performance period and are paid out in shares of Integrys Energy Group's common stock.  No single employee who is the chief executive officer of Integrys Energy Group or any of the other four highest compensated officers of Integrys Energy Group and its subsidiaries can receive a payout in excess of 250,000 performance shares during any calendar year.  The number of shares paid out is calculated by multiplying a performance percentage by the number of outstanding stock rights at the completion of the vesting period.  The performance percentage is based on the total shareholder return of Integrys Energy Group's common stock relative to the total shareholder return of a peer group of companies.  The payout may range from 0% to 200% of target.

The fair value of performance stock rights granted in May 2007 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  The expected volatility was estimated using three years of historical data.  No performance stock rights were granted during the six months ended June 30, 2006.

May 2007 Grant
Expected term	2.8 years
Risk-free interest rate	4.71%
Expected dividend yield	4.50%
Expected volatility	14.50%

Pre-tax compensation cost recorded for performance stock rights for the three and six months ended June 30, 2007, was $0.9 million and $1.7 million, respectively.  Pre-tax compensation cost recorded for performance stock rights for the three and six months ended June 30, 2006, was $0.7 million and $1.3 million, respectively. The total compensation cost capitalized during the three and six months ended June 30, 2007, and 2006 was immaterial.  As of June 30, 2007, $4.2 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the activity of the performance stock rights plan for the six months ended June 30, 2007, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	215,568	$45.58
Granted	40,590	52.12
Forfeited	38,700	39.12
Outstanding at June 30, 2007	217,458	$47.95

No performance shares were distributed during the six months ended June 30, 2007.

Restricted Shares

In May 2007, a portion of the long-term incentive was awarded in the form of restricted shares.  These shares have a four-year vesting period, with 25% of each award vesting on each anniversary of the grant date.  During the vesting period, award recipients have voting rights and are entitled to dividends in the same manner as other common shareholders.  Restricted shares have a value equal to the fair market value of the shares on the grant date.  During the three and six months ended June 30, 2007, $0.3 million and $0.5 million of compensation cost was recorded related to restricted share awards, respectively.  As of June 30, 2007, $3.7 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 3.6 years.

A summary of the restricted shares plan for the six months ended June 30, 2007, is presented below.

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	71,424	$52.73
Granted	35,594	58.65
Forfeited	1,800	52.73
Outstanding at June 30, 2007	105,218	$54.49

Stock Appreciation Rights

On February 21, 2007, all of PEC's then outstanding stock appreciation rights were converted into 14,021 Integrys Energy Group stock appreciation rights.  The fair value of the stock appreciation rights is estimated with a Black-Scholes model and was not significant at June 30, 2007. No stock appreciation rights were issued during the six months ended June 30, 2007.

NOTE 16--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders.  Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders.  Integrys Energy Group's total comprehensive income is:

	Three Months Ended June 30,
(Millions)	2007	2006
Income available for common shareholders	$(16.4)	$34.9
Cash flow hedges, net of tax of $10.4 and $7.6	16.7	11.8
Foreign currency translation, net of tax	1.9	0.3
Unrealized gain on available-for-sale securities, net of tax	-	(0.2)
Total comprehensive income	$2.2	$46.8

	Six Months Ended June 30,
(Millions)	2007	2006
Income available for common shareholders	$123.0	$95.0
Cash flow hedges, net of tax of $1.5 and $19.6	2.4	30.4
SFAS No. 158 amortization of net loss, net of tax	0.4	-
Foreign currency translation, net of tax	2.0	0.3
Total comprehensive income	$127.8	$125.7

The following table shows the changes to accumulated other comprehensive income (loss) from December 31, 2006, to June 30, 2007.

(Millions)
December 31, 2006 balance	$(13.8)
Cash flow hedges	2.4
Foreign currency translation	2.0
SFAS No. 158 amortization of net loss, net of tax	0.4
June 30, 2007 balance	$(9.0)

NOTE 17--COMMON EQUITY

Integrys Energy Group had the following shares outstanding at June 30, 2007, and December 31, 2006, respectively:

	June 30, 2007	December 31, 2006
Common stock, $1 par value, 200,000,000 shares authorized	75,869,495	43,387,460
Treasury shares	12,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	310,447	311,666
Average cost of deferred compensation rabbi trust shares	$42.69	$42.24

Integrys Energy Group had the following changes to common stock outstanding for the six months ended June 30, 2007:

Integrys Energy Group's common stock shares	Six Months Ended June 30, 2007

Common stock outstanding at December 31, 2006	43,387,460
Shares issued
Merger with PEC	31,942,219
Stock Investment Plan	254,069
Stock options and employee stock option plans	272,992
Rabbi trust shares	12,755
Common stock outstanding at June 30, 2007	75,869,495

Pursuant to the merger with PEC, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, that they held immediately prior to the merger.  This resulted in an increase in common stock outstanding of 31,942,219 shares as of June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2007	2006	2007	2006

Earnings (loss) per common share – basic
Average shares of common stock outstanding – basic	76.0	42.2	66.8	41.2

Income (loss) from continuing operations	$(0.53)	$0.97	$1.14	$2.42
Discontinued operations, net of tax	0.31	(0.14)	0.70	(0.11)
Earnings (loss) per common share – basic	$(0.22)	$0.83	$1.84	$2.31

Earnings (loss) per common share – diluted
Average shares of common stock outstanding	76.0	42.2	66.8	41.2
Effect of dilutive securities
Stock options	-	-	0.3	0.1
Average shares of common stock outstanding – diluted	76.0	42.2	67.1	41.3

Income (loss) from continuing operations	$(0.53)	$0.97	$1.13	$2.41
Discontinued operations, net of tax	0.31	(0.14)	0.70	(0.11)
Earnings (loss) per common share – diluted	$(0.22)	$0.83	$1.83	$2.30

NOTE 18--REGULATORY ENVIRONMENT

Wisconsin

The PSCW approved the merger with PEC as of February 16, 2007.  The merger approval order contains several conditions.  One condition is that WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009.  Under this condition, WPSC will be allowed to adjust rates effective January 1, 2008, for changes in fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.  WPSC expects to make this fuel cost filing in the third quarter 2007, to be effective January 1, 2008.  While WPSC had asked for authority to also adjust rates effective January 1, 2008, for the change in transmission costs from 2007 to 2008, the PSCW did not provide that authority in this order.  WPSC will seek recovery of the increased transmission costs in the upcoming fuel cost filing.  Another condition of the merger order required WPSC to seek approval for the formation of a services company within 120 days of the closing of the merger.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the services company.  Other conditions imposed in the order include no recovery of transaction costs in 2008 and 2009, recovery of transition costs in 2009 and later years limited to the verified synergy savings in those years, WPSC holding ratepayers harmless from any increase in interest and preferred stock costs demonstrated to be attributable to nonutility activities and provided that the authorized capital structure is consistent with the authorized costs, and WPSC not paying a dividend to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.61%) and a retail natural gas rate increase of $18.9 million (3.77%), effective January 12, 2007.  The 2007 rates reflect a 10.9% return on common equity.  The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure.   The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 2 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

As part of its January 2007 final written order, the PSCW determined that it was reasonable for WPSC to continue to defer the MISO Day 2 charges associated with net congestion and financial transmission rights costs and revenues, and the cost differences between marginal losses and average losses through 2007.  At June 30, 2007, WPSC had deferred $17.9 million of costs related to these matters.  We expect the PSCW to issue an order addressing the recoverability of these costs sometime in the third quarter of 2007.  Under this order, costs deferred as of June 30, 2007, should be recoverable based on this decision.

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January 2006 through March 2006 as well as the projected fuel savings in April through June 2006.  This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006.  On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost savings.  The PSCW approved this filing and ordered this amount to be refunded based on November and December usage.  Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement.  On March 16, 2007, the PSCW approved a refund to WPSC retail electric customers of $14.5 million.  This refund had been accrued at December 31, 2006.  The refund resulted in a credit to customers’ bills over the period mid-March through mid-April.  At June 30, 2007, a regulatory liability of $1.8 million remained to be refunded to customers in 2008.

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

In WPSC's 2006 rate case (discussed above), the PSCW ruled that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and determined that Wisconsin retail customers were entitled to be refunded approximately 85%, or $108 million, of the total $127.1 million of proceeds received from the liquidation of the nonqualified decommissioning trust fund over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital).  In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund over a 60-month period.  Refunding to Michigan customers began in the third quarter of 2005.  In December 2006, the MPSC issued an order authorizing WPSC to amortize the approximately $2 million balance of the Michigan portion of the Kewaunee nonqualified decommissioning trust fund simultaneously with the amortization of approximately $2 million of the 2005 power supply under collections from January 2007 through July 2010.  Wholesale customers will receive approximately 13% of the proceeds received from the liquidation of the nonqualified decommissioning fund.

On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution.  Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and a final agreement was reached with one FERC customer in the second quarter of 2006.  A refund of approximately $3 million was made to this customer, offset by a payment received from this customer of approximately $1 million related to both the loss WPSC recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage.  In the fourth quarter of 2006 a final agreement was reached between WPSC and the remaining FERC customers to resolve all Kewaunee related issues, which included the loss on the sale of Kewaunee, the outage costs related to the 2005 Kewaunee outage, and the refund of the nonqualified decommissioning trust fund.  Based upon this resolution, in December 2006, the FERC Administrative Law Judge certified the settlement as uncontested.  WPSC expects the FERC to issue a final order approving this settlement in the third quarter of 2007.  Pursuant to the settlement, WPSC will be required to make a lump-sum payment to the remaining FERC customers of approximately $14 million representing their contributions to the nonqualified decommissioning trust fund during the period in which they received service from WPSC.  The settlement would also require these FERC customers to make two separate lump-sum payments to WPSC with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage.  The payments to WPSC total approximately $1 million and $9 million, respectively, and will be netted against the $14 million refund due to these customers within 30 days following the FERC's acceptance of the settlement.

At June 30, 2007, WPSC had a $28.6 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded in 2007.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  On March 17, 2005, the PSCW authorized WPSC to defer replacement fuel costs related to the outage.  On April 8, 2005, the PSCW approved deferral of the operating and maintenance costs, including carrying costs at the most recently authorized pre-tax weighted average cost of capital.  In the order granted for WPSC's 2006 rate case, which was finalized on December 22, 2005 (discussed above), the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006, including carrying costs on the unamortized balance at the composite short-term debt rate.  Because the PSCW had initially approved deferral of carrying costs based upon the weighted average cost of capital, WPSC was required to write-off $2.2 million of carrying costs in the fourth quarter of 2005.  WPSC also filed with the FERC for approval to defer these costs in the wholesale jurisdiction and the issue was resolved as part of the settlement discussed above.  For WPSC's Michigan retail customers, fuel costs are recovered through the Michigan fuel adjustment clause and no deferral request was needed.  At June 30, 2007, $34.3 million was left to be collected from WPSC’s retail customers related to this outage.

In May 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin.  The extensive maintenance ended on November 23, 2005.  During the maintenance efforts, WPSC received approximately 87% of the expected coal deliveries.  WPSC took steps to conserve coal usage and secured alternative coal supplies at its affected generation facilities during that time.  On September 23, 2005, the PSCW approved WPSC's request for deferred treatment of the incremental fuel costs resulting from the coal supply issues.  As of June 30, 2007, $4.9 million was deferred related to this matter.  These costs were addressed in WPSC's 2007 retail electric rate case and will be recoverable in 2007 and 2008.

Michigan

As a result of changing natural gas prices, MGUC implemented a natural gas cost recovery factor increase of 16% on April 1, 2007.  MGUC filed its plan with the MPSC pertaining to projected natural gas cost recovery charges.  In addition, the plan accounts for securing future natural gas supplies for its customers for the period of April 1, 2007, through March 31, 2008.

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

Illinois

On March 9, 2007, PGL and NSG filed requests with the ICC to increase natural gas rates for PGL and NSG by $102.5 million and $6.3 million, respectively, for 2008.  The proposed rate increases are required to allow the companies to recover their current cost of service and to earn a reasonable rate of return on their equity investment.  The PGL filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The NSG filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  In addition, PGL and NSG filed various rider mechanisms seeking modifications of tariffs, primarily to reflect current operating conditions in transportation service and to provide a rate design to recover more fixed costs from fixed charges.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed their direct testimony, and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated.  The ICC staff proposed an increase of $53.2 million for PGL and $0.3 million for NSG.  The return on common equity recommended by the ICC staff was 9.7% for PGL and 9.5% for NSG.  The ICC staff did not support the proposed riders to address specific costs and revenues between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Interveners also filed direct testimony on June 29, 2007, and July 3, 2007.  The ICC staff filed a motion on July 24, 2007, for leave to file supplemental direct testimony, which seeks to add an adjustment reducing PGL’s and NSG’s revenue requirements by approximately $3 million and $1 million, respectively.  The motion was granted on July 30, 2007.  Rebuttal testimony from the companies was filed on July 27, 2007.  In its rebuttal testimony, PGL and NSG decreased their requested revenue requirement to approximately $99 million and $4 million, respectively.  Hearings are scheduled for September 10 through September 18, 2007 in Chicago.

On February 7, 2007, the ICC approved the PEC merger by accepting an agreed upon order among the active parties to the merger case.  The order included Conditions of Approval regarding commitments by the applicants to provide certain reports, perform studies of the PGL natural gas system, promote and hire a limited number of union employees in specific areas, make no reorganization-related layoffs or position reductions within the PGL natural gas union workforce, maintain PGL and NSG's operation and maintenance and capital budgets at recent levels, file a plan for formation and implementation of a services company, accept certain limits on the merger-related costs that can be recovered from ratepayers, and not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the PGL and NSG storage natural gas inventory in connection with closing the merger.  The Conditions of Approval also include commitments by the company with respect to the pending rate cases of PGL and NSG.  These are the inclusion of merger synergy savings of $13.1 million in the proposed test year, the recovery of $7.0 million of the merger-related costs in the test year (reflecting recovery of $35.0 million of costs over 5 years), proposing a $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs.  Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of merger costs, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the Pennsylvania, New Jersey, Maryland Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (“SECA”) to be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

For the 16-month transitional period, Integrys Energy Services received billings of $19.2 million (pre-tax) for these charges, of which approximately $17 million related to its Michigan retail electric business and approximately $2 million related to its Ohio retail electric business.  Integrys Energy Services expensed $14.7 million of the $19.2 million as it is probable that Integrys Energy Services' total exposure will be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings. Integrys Energy Services anticipates settling a portion of its SECA matters through vendor negotiations in 2007.  Integrys Energy Services has reached settlement agreements with three of its vendors for a combined $1.6 million.  The SECA hearing to resolve all issues was held in the spring of 2006.  The Administrative Law Judge hearing the case issued an Initial Decision that was in agreement with all of Integrys Energy Services' positions.  The Administrative Law Judge certified the Initial Decision to the FERC in mid-September 2006, closing the hearing record.  Briefs on Exception to the Initial Opinion were filed with FERC in early September 2006, and Opposing Exceptions were filed on October 10, 2006. The FERC will review the hearing record, the Initial Decision, and the briefs on exception, and issue a Final Order.  If the Final Order is consistent with the Initial Decision of the Administrative Law Judge, Integrys Energy Services' total exposure may be reduced by approximately $13 million.  The Final FERC Order is subject to rehearing and then court challenges.  Any refunds to Integrys Energy Services will include interest for the period from payment to refund.  Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact Integrys Energy Services' long-term competitiveness because the only unresolved issue is the final FERC Order and pending refund.  In addition to potential rehearing and court challenges of the final FERC order in this case, the application and legality of the SECA has been challenged by many load-serving entities, including Integrys Energy Services, and in rehearing requests, which are also subject to court challenges.

The SECA is also an issue for WPSC and UPPCO, who have intervened and protested a number of proposals in this docket because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers.  It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates.  WPSC and UPPCO have reached a settlement in principle with American Electric Power and Commonwealth Edison, which was certified by the settlement judge as a contested settlement and now awaits approval by the FERC along with dozens of other full and partial contested and uncontested settlements.  Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million of SECA charges paid by WPSC during the transition period.  If FERC does not approve this settlement, which is deemed unlikely, WPSC and UPPCO have reserved their rights to challenge various issues in SECA which were not settled by the hearings.  WPSC and UPPCO have also reserved their rights to challenge any briefs on exception to the Initial Decision and the FERC's final order in this case if the settlement is not approved.

NOTE 19--SEGMENTS OF BUSINESS

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments.  At June 30, 2007, Integrys Energy Group reported five segments, which are described below.

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

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Oil and Gas Production	Holding Company and Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended June 30, 2007
External revenues	$294.0	$417.8	$711.8	$1,647.1	$-	$2.8	$-	$2,361.7
Intersegment revenues	11.2	-	11.2	1.3	-	0.3	(12.8)	-
Depreciation and amortization expense	20.4	26.8	47.2	2.8	-	0.6	-	50.6
Miscellaneous income (expense)	1.4	2.0	3.4	4.4	0.1	19.6 (3)	(5.9)	21.6
Interest expense	7.7	13.1	20.8	2.1	0.9	24.7	(5.9)	42.6
Provision (benefit) for income taxes	8.3	(13.0)	(4.7)	(4.0)	(0.4)	(6.2)	-	(15.3)
Income (loss) from continuing operations	15.6	(3.8)	11.8	(44.0)	(1.2)	(6.2)	-	(39.6)
Discontinued operations	-	-	-	-	24.0	-	-	24.0
Preferred stock dividends of subsidiary	0.6	0.2	0.8	-	-	-	-	0.8
Income (loss) available for common shareholders	15.0	(4.0)	11.0	(44.0)	22.8	(6.2)	-	(16.4)

Three Months Ended June 30, 2006
External revenues	$254.1	$95.4	$349.5	$1,125.8	-	$-	$-	$1,475.3
Intersegment revenues	8.3	0.2	8.5	4.6	-	0.3	(13.4)	-
Depreciation and amortization expense	19.6	7.5	27.1	2.3	-	(0.1)	-	29.3
Miscellaneous income (expense)	0.7	0.3	1.0	(4.7)	-	22.2 (3)	(4.0)	14.5
Interest expense	7.2	4.0	11.2	3.9	-	11.3	(4.0)	22.4
Provision (benefit) for income taxes	13.4	(4.5)	8.9	7.0	-	3.1	-	19.0
Income (loss) from continuing operations	24.0	(7.3)	16.7	19.6	-	5.6	-	41.9
Discontinued operations	-	-	-	(6.2)	-	-	-	(6.2)
Preferred stock dividends of subsidiary	0.6	0.2	0.8	-	-	-	-	0.8
Income (loss) available for common shareholders	23.4	(7.5)	15.9	13.4	-	5.6	-	34.9

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Holding Company and Other column.
(3)	Other miscellaneous income for the three months ended June 30, 2007, and 2006, includes $12.4 and $11.3 million, respectively, of pre-tax income from equity method investments.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Oil and Gas Production	Holding Company and Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Six Months Ended June 30, 2007
External revenues	$582.5	$1,099.1	$1,681.6	$3,421.0	$ -	$5.7	$ -	$5,108.3
Intersegment revenues	21.9	0.5	22.4	2.8	-	0.3	(25.5)	-
Depreciation and amortization expense	40.6	43.5	84.1	5.6	-	1.1	-	90.8
Miscellaneous income (expense)	2.5	2.8	5.3	4.3	0.1	35.3(3)	(11.1)	33.9
Interest expense	15.8	22.6	38.4	5.7	1.3	44.7	(11.1)	79.0
Provision (benefit) for income taxes	18.2	15.5	33.7	(0.9)	(0.5)	(5.7)	-	26.6
Income (loss) from continuing operations	32.6	31.7	64.3	20.9	(1.4)	(6.2)	-	77.6
Discontinued operations	-	-	-	14.8	32.2	-	-	47.0
Preferred stock dividends of subsidiary	1.1	0.5	1.6	-	-	-	-	1.6
Income (loss) available for common shareholders	31.5	31.2	62.7	35.7	30.8	(6.2)	-	123.0

Six Months Ended June 30, 2006
External revenues	$500.3	$288.3	$788.6	$2,682.4	-	$ -	$ -	$3,471.0
Intersegment revenues	18.5	0.3	18.8	5.8	-	0.6	(25.2)	-
Depreciation and amortization expense	38.8	13.0	51.8	4.7	-	-	-	56.5
Miscellaneous income (expense)	1.2	0.3	1.5	(6.9)	-	34.9(3)	(6.3)	23.2
Interest expense	14.6	6.4	21.0	6.3	-	19.7	(6.3)	40.7
Provision (benefit) for income taxes	21.8	(0.4)	21.4	22.3	-	2.7	-	46.4
Income (loss) from continuing operations	39.9	(0.2)	39.7	55.1	-	6.4	-	101.2
Discontinued operations	-	-	-	(4.6)	-	-	-	(4.6)
Preferred stock dividends of subsidiary	1.0	0.6	1.6	-	-	-	-	1.6
Income (loss) available for common shareholders	38.9	(0.8)	38.1	50.5	-	6.4	-	95.0

(1)      Includes only utility operations.
(2)      Nonutility operations are included in the Holding Company and Other column.
(3)	Other miscellaneous income for the six months ended June 30, 2007, and 2006, includes $24.5 million and $21.9 million, respectively, of pre-tax income from equity method investments.

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
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Integrys Energy Group is a diversified holding company operating through a portfolio of subsidiaries that provide energy and related services.  Our wholly owned subsidiaries as of June 30, 2007, included six regulated utilities, WPSC, UPPCO, MGUC, MERC, PGL, and NSG, two nonregulated subsidiaries, Integrys Energy Services, and our oil and natural gas production company, PEP.  Of our six regulated utilities, WPSC has electric and natural gas operations, UPPCO provides only electric operations, with the remaining four utilities providing only natural gas operations.  Our six regulated utilities operate in various areas of Illinois, Wisconsin, Minnesota, and Michigan while our nonregulated operations are dispersed throughout portions of the Midwest and northeastern United States, and portions of Canada, Texas and Colorado.  Integrys Energy Group also owns approximately 32% of ATC, a multi-state, transmission-only utility that provides electric transmission service in an area from the Upper Peninsula of Michigan throughout the eastern half of Wisconsin and into portions of Illinois.  As announced, in connection with the merger with PEC, we will be divesting of PEP, an oil and natural gas production business acquired in the merger with PEC.  The portfolio of major subsidiaries and investments at Integrys Energy Group is summarized as follows:

Integrys Energy Group - Holding Company

6 Regulated Subsidiaries - WPSC, UPPCO, MGUC, MERC, PGL, and NSG	Nonregulated Subsidiary - Integrys Energy Services	32% Ownership in ATC	Oil & Natural Gas Production - PEP

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

Maintain and Grow a Strong Regulated Utility Base– We are focusing on growth in our regulated operations.  A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success.  Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
In February 2007, we consummated the merger with PEC.  As a result of the merger, PEC is now a wholly owned subsidiary of Integrys Energy Group.  See Note 5, "Acquisitions and Sales of Assets," for more information.

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability.  Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC, and the plant is expected to be commercially operational by June 2008.

•
Our investment in ATC continues to produce strong results.  We continue to receive additional equity interest as consideration for funding a portion of the Duluth, Minnesota, to Wausau, Wisconsin, transmission line.  As of June 30, 2007, we owned approximately 32% of ATC and we anticipate that our ownership will move up to about 34% by the end of 2007 and will stabilize at about 35% in 2008.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	To help meet renewable energy requirements, WPSC is looking to build or buy a wind generation facility of approximately 100 megawatts of nameplate capacity within the footprint of the MISO.

•	We continue to upgrade electric and natural gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and shareholders.

•	For more detailed information on Integrys Energy Group's capital expenditure program see "Liquidity and Capital Resources, Capital Requirements," below.

Strategically Grow Nonregulated Businesses– Integrys Energy Services will grow its electric and natural gas business by targeting growth in areas where it has market expertise and through strategic hiring and acquisitions, penetration in existing markets, and new product offerings.  Integrys Energy Services also focuses on optimizing the operational efficiency of its existing portfolio of assets and pursues compatible development projects that strategically fit with its customer base and market expertise.  We expect our nonregulated operations to provide between 20% and 30% of our earnings, on average, in the future.

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

•
In the fourth quarter of 2006, Integrys Energy Services hired experienced personnel and is currently developing the infrastructure to support a wholesale electric product offering in Denver, Colorado.  Operations began during the second quarter 2007, with a focus on the MISO, Alberta, Ontario (ESCO), and Western Systems Coordinating Council (WSCC) markets.

•
Integrys Energy Services began developing a retail electric product offering in the Mid-Atlantic market (Pennsylvania, Delaware, Washington DC, Maryland, and New Jersey) in 2006.  Having been presented with a good opportunity to leverage its infrastructure throughout the northeastern United States, Integrys Energy Services hired experienced personnel in the Mid-Atlantic region and has started signing up customers.  Delivery of power to these customers commenced in the second quarter of 2007.  Integrys Energy Services has an existing market presence in this region serving wholesale electric customers.

•
Integrys Energy Services began developing a product offering in the Texas retail electric market in late 2005 and started to deliver power to these customers in July 2006.  Integrys Energy Services continues to increase both its customer base (by signing up new enrollments) and volumes in the Texas retail electric market.

•	Integrys Energy Services continues to grow its existing retail natural gas business through the addition of new customers.

Integrate Resources to Provide Operational Excellence– Integrys Energy Group is committed to integrating resources of its regulated business units and also its nonregulated business units, while complying with any and all applicable regulatory and legal restrictions.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customers' expectations, we will provide value to shareholders and customers and assist in lowering costs for certain activities.

•
The merger with PEC will align the best practices and expertise of both companies and result in efficiencies by eliminating redundant and overlapping functions and systems.  The merger is expected to ultimately result in annual cost savings of approximately $88 million in the corporate and regulated businesses and $6 million in the nonregulated business.  We anticipate achieving these ongoing synergies approximately five years from the closing date of the merger.  Costs to achieve the synergies are expected to be approximately $179 million.

•
In June, 2007, Integrys Energy Group formed, and filed for approval with the PSCW, ICC, MPSC, and MPUC, a centralized service company (Integrys Business Support) to provide administrative support primarily to Integrys Energy Group's six regulated utilities, with some services to also be provided to Integrys Energy Group's nonregulated companies.  Integrys Business Support will provide services such as Legal, Accounting and Finance, Environmental, Information Technology, Purchasing and Warehousing, Human Resources, Administrative (e.g., Real Estate, Printing, etc.), Regulatory, Gas Services, and Gas Supply.  The formation of the centralized service company combines resources and will help Integrys Energy Group achieve operational excellence and sustainable value for customers and shareholders.

•
An initiative we call "Competitive Excellence" is being deployed across Integrys Energy Group and its subsidiaries.  Competitive Excellence strives to eliminate work that does not provide value for customers.  This will create more efficient processes, improve the effectiveness of employees, and reduce costs.  Competitive Excellence is being utilized to help Integrys Energy Group achieve the anticipated synergies in the merger with PEC.

Place Strong Emphasis on Asset and Risk Management– Our asset management strategy calls for the continuous assessment of our existing assets as well as a focus on the acquisition of assets that complement our existing business and strategy.  This strategy also calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile.  We maintain a portfolio approach to risk and earnings.

•
The combination of Integrys Energy Group and PEC creates a larger, stronger, and more competitive regional energy company.  This merger, along with the 2006 acquisition of the Michigan and Minnesota natural gas distribution operations from Aquila, diversifies the company's regulatory risk due to the expansion of utility operations in multiple jurisdictions.

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

•	We continue to evaluate alternatives for the sale of all assets we have identified as no longer needed for our operations.

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

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – Integrys Energy Group's mission is to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation and investing in new generation and transmission (via the ATC) while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, and value priced service to our customers.  We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.

•
Contract administration and formal project management tools have enabled us to better manage the costs of our construction expenditure program and the integration of our new subsidiaries and assets.  These cost reduction initiatives help us provide competitively priced energy and energy related services.

•	NatureWise®, WPSC's renewable energy program, was selected as one of the top ten renewable energy programs in the United States for 2006 by the DOE's National Renewable Energy Laboratory.

•
WPSC's and PGL's websites were recently named among the top 25 websites for small- to mid-size businesses in 2007 by E Source, an information services company based in Colorado that provides unbiased independent analysis of retail energy markets, services, and technologies.  This recognition demonstrates that we are focused on meeting customers' needs and providing services that customers value.

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

Business Operations

Our regulated and nonregulated businesses have distinct competencies and business strategies.  They offer differing energy and energy related products and services, and experience a wide array of risks and challenges.  Our regulated utilities derive revenues primarily from the purchase, production, distribution, and sale of electricity and the purchase, distribution, and sale of natural gas to retail customers.  The regulated utilities also provide wholesale electric service to numerous utilities and cooperatives for resale.  Our nonregulated business offers natural gas, electricity, and alternate fuel supplies, as well as energy management and consulting services, to retail and wholesale customers in various areas of the United States and portions of Canada.  The market risks and challenges of our business are discussed in Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

Integrys Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments and sale of generation from power plants.  The table below discloses future natural gas and electric sales volumes under contract at Integrys Energy Services as of June 30, 2007.  Integrys Energy Services expects that its ultimate sales volumes in 2007 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and as existing customers renew expiring contracts and those who do not have long-term contracts continue to buy their short-term requirements from Integrys Energy Services.

Forward Contracted Volumes at 6/30/2007 (1)	07/01/07 to 06/30/08	07/01/08 to 06/30/09	After 06/30/09

Wholesale sales volumes – billion cubic feet	162.6	47.7	25.5
Retail sales volumes – billion cubic feet	204.2	66.1	49.2
Total natural gas sales volumes	366.8	113.8	74.7

Wholesale sales volumes – million kilowatt-hours	39,528	13,390	7,999
Retail sales volumes – million kilowatt-hours	13,278	4,181	4,052
Total electric sales volumes	52,806	17,571	12,051
(1)
This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table will be net settled.

For comparative purposes, the future natural gas and electric sales volumes under contract at June 30, 2006, are shown below.  The actual electric and natural gas sales volumes for the six months ended June 30, 2007, and 2006 are disclosed within "Results of Operations" below.

Forward Contracted Volumes at 6/30/2006 (1)	07/01/06 to 06/30/07	07/01/07 to 06/30/08	After 06/30/08

Wholesale sales volumes – billion cubic feet	127.6	22.2	7.0
Retail sales volumes – billion cubic feet	177.3	52.8	43.3
Total natural gas sales volumes	304.9	75.0	50.3

Wholesale sales volumes – million kilowatt-hours	19,020	7,862	5,732
Retail sales volumes – million kilowatt-hours	2,511	579	316
Total electric sales volumes	21,531	8,441	6,048
(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table could be net settled.

Both retail and wholesale forward natural gas volumes under contract have increased as of June 30, 2007, compared with June 30, 2006, partially due to the merger with PEC.  The nonregulated business of PEC, which merged with Integrys Energy Services effective February 21, 2007, contributed approximately 44 billion cubic feet to forward contracted natural gas volumes.  Excluding these volumes, the increase in retail natural gas volumes under contract at Integrys Energy Services was driven by lower natural gas prices, encouraging existing and new customers to enter into or extend supply contracts with Integrys Energy Services.  Increased volatility in natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions, driving the increase in wholesale natural gas sales volumes under contract at June 30, 2007, compared with June 30, 2006.  Wholesale electric volumes under contract increased significantly at June 30, 2007.  The increase in wholesale electric sales volumes was mostly related to the continued expansion of Integrys Energy Services' wholesale electric businesses in the eastern markets, Colorado and Illinois.  No wholesale electric volumes under contract were related to the merger with PEC.  The emphasis Integrys Energy Services is placing on its originated wholesale customer electric business is producing encouraging results and, as a result, Integrys Energy Services has increasingly entered into contracts to provide electricity to wholesale customers in the future.  Retail electric sales volumes under contract have also increased at June 30, 2007, partially due to the merger with PEC.  The nonregulated business of PEC contributed approximately 7 million megawatt-hours to forward contracted volumes.  Retail electric sales volumes also increased due to continued expansion of retail electric product offerings in various markets.  In 2006, Integrys Energy Services expanded its retail electric product offering in Illinois, New Hampshire, Rhode Island, Massachusetts, and Texas.  Integrys Energy Services previously did not offer retail electric products, or offered few products, in these areas and expects to continue to build retail electric sales in these markets by continuing to attract new customers.

Integrys Energy Services employs credit policies to mitigate its exposure to credit risk.  As a result of these credit policies, Integrys Energy Services has not experienced significant write-offs from its large wholesale counterparties to date.  The table below summarizes Integrys Energy Services' wholesale counterparty credit exposure, categorized by maturity date, as of June 30, 2007.  At June 30, 2007, Integrys Energy Services had exposure with one investment grade counterparty that was more than 10% of net exposure.  Net exposure with this counterparty was $38.5 million and is included in the table below.

Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade – regulated utility	$66.3	$58.9	$4.6	$2.8
Investment grade – other	161.1	110.8	24.6	25.7

Non-investment grade – regulated utility	7.9	7.9	-	-
Non-investment grade – other	10.1	9.2	0.9	-

Non-rated – regulated utility (3)	6.6	3.6	3.0	-
Non-rated – other (3)	62.6	56.5	5.6	0.5

Exposure	$314.6	$246.9	$38.7	$29.0
(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.
(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $38.9 million at June 30, 2007, $17.0 million from investment grade counterparties, $3.0 million from non-investment grade counterparties, and $18.9 million from non-rated counterparties.
(3) Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support. These counterparties are subject to an internal credit review process.

RESULTS OF OPERATIONS

Second Quarter 2007 Compared with Second Quarter 2006

Integrys Energy Group Overview

Integrys Energy Group's results of operations for the quarters ended June 30 are shown in the following table:

Integrys Energy Group's Results (Millions, except share amounts)	2007	2006	Change

Income (loss) available for common shareholders	$(16.4)	$34.9	-%
Basic earnings (loss) per share	$(0.22)	$0.83	-%
Diluted earnings (loss) per share	$(0.22)	$0.83	-%

Integrys Energy Group recognized a loss of $16.4 million ($0.22 loss per share) for the quarter ended June 30, 2007, compared with income available for common shareholders of $34.9 million ($0.83 diluted earnings per share) for the quarter ended June 30, 2006.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
Electric utility earnings decreased $8.4 million, from earnings of $23.4 million for the quarter ended June 30, 2006, to earnings of $15.0 million for quarter ended June 30, 2007.  The decrease in electric utility earnings was driven by a $9.6 million decrease in WPSC's electric utility earnings, from $23.7 million for the quarter ended June 30, 2006, to $14.1 million at June 30, 2007.  UPPCO experienced a small increase in electric utility earnings due primarily to its approved retail electric rate increase.  WPSC's earnings were negatively impacted by fuel and purchased power costs that were higher than what was recovered in rates during the quarter ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same quarter in 2006, driving a $0.6 million quarter-over quarter decrease in the electric margin at WPSC.  For the quarter ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  Because of the decrease in WPSC's electric margin (driven by high fuel and purchased power costs), combined with increased operating and maintenance expenses, quarter-over-quarter earnings were negatively impacted.  Fuel and purchased power costs are forecasted to be lower than what will be recovered in rates during the second half of the year, which should have a positive impact on electric utility margin during that period.  Also, the increase in maintenance costs for the planned outages was recorded as these costs were incurred, while rate recovery for these costs occurs over the entire year.  Therefore, the majority of rate recovery related to the increase in maintenance costs for the planned outages is expected to occur during the second half of the year, positively impacting earnings during that period.

•
The loss from natural gas utility operations decreased $3.5 million, from a loss of $7.5 million for the quarter ended June 30, 2006, to a loss of $4.0 million for the quarter ended June 30, 2007.  The income tax benefit was larger than the comparable 2006 quarter and helped reduce the natural gas segment net loss for the quarter.  The effective income tax rate for the second quarter of 2007 was not meaningful given the pre-tax loss for the quarter and a change in estimate this quarter of the annual expected effective tax rate.  At June 30, 2007, our expected effective tax rate for the natural gas segment for the year was 33%.  Natural gas utility operations at WPSC improved $2.0 million, from a loss of $2.2 million for the quarter ended June 30, 2006, to a loss of $0.2 million for the quarter ended June 30, 2007. Improved financial results at WPSC were driven by a retail natural gas rate increase in 2007 and higher sales volumes, primarily related to a 9.1% quarter-over-quarter increase in heating degree days.  Offsetting these items, a combined loss of $3.1 million was recognized by PGL and NSG, which were acquired on February 21, 2007.  The combined quarter-over-quarter loss from natural gas utility operations at MGUC and MERC did not change significantly.  This loss was $6.1 million for the quarter ended June 30, 2007, compared with $5.4 million for the quarter ended June 30, 2006.

•
Financial results at Integrys Energy Services decreased $57.4 million, from earnings of $13.4 million for the quarter ended June 30, 2006, to a loss of $44.0 million for the same quarter in 2007.  These results were driven by a $55.8 million ($33.5 million after-tax) decrease in margin, largely the result of mark-to-market activity due to a decrease in mark-to-market gains on derivative instruments primarily used to protect the economic value of retail electric and natural gas supply contracts and Section 29/45K tax credits. These retail electric and natural gas supply contracts protect the economic value of customer sales contracts.  The ultimate margin related to these supply and customer sales contracts will be recognized when the energy is delivered.  Until that time, the fluctuation in the value of the derivative supply contracts will be reflected in future periods.  In addition, operating and maintenance expense increased $27.7 million ($16.6 million after-taxes), driven by the acquisition of PEC's nonregulated companies, other business expansion activities, and a $9.0 million pre-tax gain on the sale of Integrys Energy Services' Kimball storage field recognized in the second quarter of 2006.  Tax credits related to Integrys Energy Services' ownership interest in a synthetic fuel production facility also contributed a $15.7 million decrease in earnings.  Partially offsetting these items, miscellaneous income had a $9.1 million ($5.5 million after-tax) favorable quarter-over-quarter impact on earnings.  Integrys Energy Services also recognized a $6.2 million after-tax loss from discontinued operations in the second quarter of 2006.

•
Financial results at the Holding Company and Other segment decreased $11.8 million, from earnings of $5.6 million for the quarter ended June 30, 2006, to a loss of $6.2 million for the quarter ended June 30, 2007.  See "Overview of Holding Company and Other Segment Operations," for more information.

•
In connection with the February 21, 2007, merger with PEC, Integrys Energy Group announced its intent to divest of PEC's Oil and Gas segment (PEP).  During the quarter ended June 30, 2007, PEP realized after-tax earnings of $24.0 million, which were reported as discontinued operations.

•
Diluted earnings (loss) per share was impacted by the items discussed above as well as a 33.8 million share (80.1%) increase in the weighted average number of outstanding shares of Integrys Energy Group's common stock for the quarter ended June 30, 2007, compared with the same quarter in 2006.  Integrys Energy Group issued 31.9 million shares on February 21, 2007, in conjunction with the merger with PEC, and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, Inc.  Additional shares were also issued under the Integrys Energy Group Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

In the second quarter of 2007, utility operations included (1) the electric utility segment, consisting of the electric operations of WPSC and UPPCO, and (2) the natural gas utility segment, consisting of the natural gas operations of WPSC, PGL, NSG, MGUC, and MERC.  The natural gas operations of MERC were acquired on July 1, 2006, and, therefore, are not included within the consolidated natural gas operations for the second quarter of 2006.  PGL and NSG were acquired on February 21, 2007 and therefore are not included in the results of operations for the second quarter of 2006.

Electric Utility Segment Operations

Integrys Energy Group's Electric Utility	Three Months Ended June 30,
Segment Results (Millions)	2007	2006	Change

Revenues	$305.2	$262.4	16.3%
Fuel and purchased power costs	160.4	118.8	35.0%
Margins	$144.8	$143.6	0.8%

Sales in kilowatt-hours
Residential	723.5	697.9	3.7%
Commercial and industrial	2,162.5	2,065.5	4.7%
Wholesale	1,013.8	1,005.1	0.9%
Other	8.5	8.5	-%
Total sales in kilowatt-hours	3,908.3	3,777.0	3.5%

Weather – WPSC
Heating degree days – actual	850	779	9.1%
Cooling degree days – actual	204	123	65.9%

Electric utility revenue increased $42.8 million (16.3%) for the three months ended June 30, 2007, compared with the same period in 2006, driven by the following:

•
In January 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.  This retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 (including the training of additional personnel to maintain and operate the facility), and costs for major overhauls at Weston 2 and the De Pere Energy Center.

•
In June 2006, the MPSC issued a final written order to UPPCO authorizing an annual retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006.  UPPCO's retail electric rate increase was required in order to improve service quality and reliability, upgrade technology, and manage rising employee and retiree benefit costs.

•
Sales volumes increased 3.5%, primarily related to a 3.7% increase in sales volumes to residential customers and a 4.7% increase in sales volumes to commercial and industrial customers.  The increase in sales volumes to residential customers was driven by a 65.9% quarter-over-quarter increase in cooling degree days and a 9.1% quarter-over-quarter increase in heating degree days (a portion of heating load is electric).  Volumes to commercial and industrial customers increased due to higher demand from existing customers.

The electric utility margin increased $1.2 million (0.8%) for the three months ended June 30, 2007, compared with the same period in 2006.  The increase in the electric utility margin was driven by a higher quarter-over-quarter margin at UPPCO (primarily related to its retail electric rate increase discussed above), as WPSC's electric utility margin decreased $0.6 million (0.5%).  The decrease in WPSC's margin was driven by fuel and purchased power costs that were higher than what was recovered in rates during the quarter ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same quarter in 2006.  For the quarter ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  On a per-unit basis, fuel and purchased power costs were approximately 25% higher during the three months ended June 30, 2007, compared with the same period in 2006.  Partially offsetting the decrease in WPSC's electric utility margin related to fuel and purchased power costs, WPSC's margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher residential and commercial and industrial electric sales volumes as favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $4 million.  However, because of the decrease in WPSC's electric margin (driven by high fuel and purchased power costs), combined with increased operating and maintenance expenses, quarter-over-quarter earnings were negatively impacted.

Natural Gas Utility Segment Operations

Integrys Energy Group's	Three Months Ended June 30,
Natural Gas Utility Segment Results (Millions)	2007	2006	Change

Revenues	$417.8	$95.6	337.0%
Purchased natural gas costs	273.2	62.0	340.6%
Margins	$144.6	$33.6	330.4%

Throughput in therms
Residential	213.1	47.6	347.7%
Commercial and industrial	66.0	21.5	207.0%
Interruptible	8.2	7.0	17.1%
Interdepartmental	9.7	4.4	120.5%
Transport	340.1	114.4	197.3%
Total sales in therms	637.1	194.9	226.9%

Weather – WPSC
WPSC heating degree days – actual	850	779	9.1%

Natural gas utility revenue increased $322.2 million (337.0%) for the three months ended June 30, 2007, compared with the same period in 2006, due primarily to the following:

•
The natural gas utility companies of PEC (PGL and NSG) generated $269.1 million of natural gas utility revenue and contributed 335 million therms of natural gas throughput volumes during the quarter ended June 30, 2007.

•
The acquisition of natural gas operations in Minnesota on July 1, 2006 generated $36.6 million of natural gas utility revenue and contributed 110 million therms of natural gas throughput volumes during the quarter ended June 30, 2007.

•
WPSC's natural gas utility revenue increased $9.9 million from $68.0 million for the three months ended June 30, 2006, to $77.9 million for the same period in 2007 driven by a retail natural gas rate increase and a 10.0% increase in natural gas throughput volumes.  On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  This retail natural gas rate increase was required for infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.  The increase in natural gas throughput volumes was driven by a 10.7% increase in residential volumes and a 10.1% increase in commercial and industrial and interruptible volumes.  The increase in sales volumes to residential customers was driven by a 9.1% quarter-over-quarter increase in heating degree days and a 2.9% quarter-over-quarter increase in the average weather-normalized natural gas usage per customer.

•
MGUC's natural gas utility revenue increased $6.6 million from $27.6 million for the three months ended June 30, 2006, to $34.2 million for the same period in 2007.  The increase in natural gas  revenue at MGUC was driven primarily by an increase in natural gas throughput volumes to residential and commercial and industrial customers, primarily due to a 13.5% quarter-over-quarter increase in heating degree days.

The natural gas utility margin increased $111.0 million (330.4%) for the three months ended June 30, 2007, compared with the same period in 2006.  The combined margin provided by PGL and NSG during the second quarter of 2007 was $99.1 million.  The margin provided by MERC during the second quarter of 2007 was $8.3 million.  WPSC's natural gas margin increased $3.5 million, from $23.8 million in the second quarter of 2006 to $27.3 million in the second quarter of 2007.  As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), and an increase in throughput volumes to higher margin residential and commercial and industrial customers.  While the margin impact of the quarter-over-quarter increase in average weather-normalized sales volumes is difficult to quantify, the colder weather conditions contributed approximately an additional $1 million to WPSC's margin.  MGUC's margin was relatively flat quarter-over-quarter.

Overview of Integrys Energy Services' Operations

Integrys Energy Services offers natural gas, electric, and alternative fuel supplies, as well as asset management and consulting services, to retail and wholesale customers in the Midwest and northeastern United States and portions of Canada in addition to Texas and Colorado.

As a result of the merger of Integrys Energy Group and the nonregulated businesses of PEC, these businesses were able to combine their natural gas and electricity presence with residential, commercial, and industrial customers regionally within Illinois, Michigan, and Ohio.  Integrys Energy Services is now one of the largest nonutility energy marketers in the northern Illinois retail energy marketplace providing wholesale natural gas transportation, storage, and supply services to marketers, utilities, pipelines, and natural gas-fired generation facilities.  Also as a result of the merger, Integrys Energy Services has significantly increased the amount of pipeline transportation and storage under contract in the Midwest region.

Integrys Energy Services also owns several merchant generation plants, primarily in the Midwest and northeastern United States and adjacent portions of Canada.

In 2007 and the beginning of 2008, Integrys Energy Services is focusing on its existing markets by making improvements to its infrastructure to optimize customer service, which it believes, along with its competitive energy offerings, will allow expansion into existing and new markets.  Integrys Energy Services expects that the new retail and wholesale product offerings launched in 2006 and 2007 will contribute favorably to margin in 2007 and beyond. This has had a favorable impact on retail electric and power origination in 2007, but work on infrastructure will continue until 2008.

	Three Months Ended June 30,
(Millions, except natural gas sales volumes)	2007	2006	Change

Nonregulated revenues	$1,648.4	$1,130.4	45.8%
Nonregulated cost of fuel, natural gas, and purchased power	1,649.9	1,076.1	53.3%
Margins	$(1.5)	$54.3	-%
Margin Detail
Electric and other margins (other margins mostly relate to mark-to market gains on oil options of $0.2 million in the second quarter of 2007, compared with mark-to-market and realized gains on oil options of $14.3 million during the second quarter of 2006)	$(20.1)	$40.1	-%
Natural gas margins	$18.6	$14.2	31.0%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	29,412.1	12,206.6	141.0. %
Retail electric sales volumes in kilowatt-hours	3,467.5	1,304.8	165.8%
Wholesale natural gas sales volumes in billion cubic feet	112.4	87.7	28.2%
Retail natural gas sales volumes in billion cubic feet	87.4	78.4	11.5%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	607.9	200.2	203.6%
Retail electric sales volumes in kilowatt-hours *	3,419.8	1,035.2	230.4%
Wholesale natural gas sales volumes in billion cubic feet *	105.5	81.9	28.8%
Retail natural gas sales volumes in billion cubic feet *	73.5	61.8	18.9%
* Represents gross physical volumes

Integrys Energy Services' revenue increased $518.0 million (45.8%) for the quarter ended June 30, 2007, compared with the same period in 2006.  The nonregulated energy marketing businesses acquired from PEC drove a $258 million increase in revenue, and also contributed physical sales volumes of 1,366.1 million kilowatt-hours to retail electric operations, 11.3 billion cubic feet to wholesale natural gas operations, and 7.9 billion cubic feet to retail natural gas operations.  The addition of new customers to Integrys Energy Services' origination business drove an increase in wholesale electric sales volumes and revenue.  In addition to the acquisition of PEC's nonregulated operations, Integrys Energy Services has been rolling out new retail electric product offerings to existing markets and has also entered into new retail electric markets, resulting in customer additions and an increase in retail electric sales volumes. Customer additions and volume increases in Ohio and Michigan drove an increase in retail natural gas sales volumes.  In addition, energy prices increased in the second quarter of 2007, compared with the same period in 2006.

Integrys Energy Services' margin decreased $55.8 million, from $54.3 million for the quarter ended June 30, 2006, to a negative $1.5 million margin for the same quarter in 2007.  Many items contributed to the quarter-over-quarter net decrease in margin and, as a result, a table has been provided to summarize significant changes.  Variances included under "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions.  A detailed analysis of these variances follows the table.

(Millions)	Increase (Decrease) in Margin for the Quarter Ended June 30, 2007 Compared with Quarter Ended June 30, 2006

Electric and other margins
Realized gains on structured origination contracts	$3.5
Realized retail electric margin	0.9
All other wholesale electric operations	(26.9)

Other significant items:
Oil option activity	(14.1)
Retail mark-to-market activity	(24.9)
Liquidation of an electric supply contract in 2005	1.3
Net decrease in electric and other margins	(60.2)

Natural gas margins
Realized natural gas margins	(1.5)

Other significant items:
Spot to forward differential	1.8
Mass market supply options	(0.5)
Other mark-to-market activity	4.6
Net increase in natural gas margins	4.4

Net decrease in Integrys Energy Services' margin	$(55.8)

Integrys Energy Services' electric and other margins decreased $60.2 million, from $40.1 million for the quarter ended June 30, 2006, to a negative $20.1 million margin during the same quarter in 2007.  The 2007 margin included the negative impact of $6.5 million of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the net change in Integrys Energy Services' electric and other margins:

•
Realized gains on structured origination contracts– Integrys Energy Services' electric and other margin increased $3.5 million for the quarter ended June 30, 2007, compared with the same quarter in 2006, due to realized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and northeastern United States.  Originators focus on physical, customer-based agreements with municipalities, merchant generators, and regulated utilities in areas where Integrys Energy Services has market expertise.  Integrys Energy Services continues to expand its wholesale origination capabilities, taking advantage of infrastructure developments and the addition of experienced sales personnel.

•
Realized retail electric margin– The realized margin from retail electric operations increased $0.9 million, driven by a combined $3.7 million increase in realized margin in Texas, northern Maine, and New England.  Partially offsetting these decreases, the realized retail electric margin from operations in New York decreased $1.6 million and PEC's nonregulated retail electric business contributed a negative $0.9 million to Integrys Energy Services' realized margin in the second quarter of 2007.  The Texas retail electric offering was originally initiated in July 2006. Integrys Energy Services contracted a new standard electric offering in northern Maine beginning January 1, 2007, for a 26-month term.  The margin in northern Maine increased quarter-over-quarter due to the fact that Integrys Energy Services restructured its deal with an energy supplier. In the prior year, Integrys Energy Services agreed to share in fuel transportation costs, which reduced its margin as a result of higher than anticipated diesel prices.  In the current year, Integrys Energy Services was able to lock in a fixed cost for supply.  The margin increase in New England was the result of market penetration through new product offerings and other marketing efforts.

•	All other wholesale electric operations– A $26.9 million decrease in margin from other wholesale electric operations was driven by a decrease in net realized and unrealized gains related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and customer supply portfolios.  The overall level of proprietary trading was less in 2007 due primarily to decreased electric price volatility, emphasis on structured electric transactions, as well as the departure of several key traders in the third quarter of 2006.  Like many of its peers, Integrys Energy Services experienced some turnover of personnel in its trading group. Several traders left in the third quarter of 2006 and Integrys Energy Services has been working to replace their capabilities.   Integrys Energy Services used their departure as an opportunity to restructure its trading operations into two regional offices and focus on structured electric transactions, which will allow the company to more effectively service customers in the West and Midwest while providing better diversification of trading talent, markets, and product offerings.

As part of its trading activities, Integrys Energy Services seeks to generate profits from the volatility of the price of electricity, by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets (where Integrys Energy Services has market expertise), under risk management policies set by management and approved by Integrys Energy Group's Board of Directors.  Integrys Energy Services also seeks to maximize the value of its generation and customer supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).    Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies and trading activities is expected due to constantly changing market conditions and differences in the timing of gains and losses recognized on derivative and non-derivative contracts, as required by generally accepted accounting principles.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, has allowed Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.  For more information on VaR, see "Item 3, Quantitative and Qualitative Disclosures about Market Risk."

•
Oil option activity– A decrease in mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits in 2006 and 2007 resulted in a $14.1 million decrease to Integrys Energy Services' electric and other margin, related to mark-to market gains on oil options of $0.2 million in the second quarter of 2007, compared with mark-to-market and realized gains on oil options of $14.3 million during the second quarter of 2006.  The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings.  The benefit from Section 29/45K federal tax credits during a period is primarily based upon estimated annual synthetic fuel production levels, annual earnings projections, and any impact projected annual oil prices may have on the realization of the Section 29/45K federal tax credits.  This results in mark-to-market gains or losses being recognized in different periods, compared with any tax credit phase-outs that may be recognized.   For more information on Section 29/45K federal tax credits, see Note 12, "Commitments and Contingencies."

•
Retail mark-to-market activity– Retail mark-to-market activity was responsible for a $24.9 million decrease to the electric and other margin in the second quarter of 2007, compared with the same quarter in 2006.  In the second quarter of 2006, $4.9 million of mark-to-market losses were recognized on retail electric customer supply contracts, compared with $29.8 million of mark-to-market losses recognized on these contracts in the second quarter of 2007.  Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer sales contracts, which are not considered derivative instruments.  These mark-to-market gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  Due to the mix of contracts that require mark-to-market accounting and those that do not, Integrys Energy Services generally experiences mark-to-market losses on supply contracts in periods of declining wholesale prices and mark-to-market gains in periods of increasing wholesale prices.  Declining prices are generally favorable for Integrys Energy Services' retail business as they increase Integrys Energy Services' ability to offer customers contracts that are both favorably priced and lower than the prices offered by regulated utilities.  However, periods of declining prices can cause short-term volatility in earnings.  In the second quarter of 2007, particularly near the end of the period, wholesale prices decreased.

•
Liquidation of an electric supply contract in 2005– In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that Integrys Energy Services liquidate a firm contract to buy power in 2006 and 2007.  At that time, Integrys Energy Services recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine.  The cost to purchase power under the new contract is more than the cost under the liquidated contract.  As a result of the termination of this contract, purchased power costs to serve customers in Maine were higher in 2006, and are also slightly higher than the original contracted amount in 2007.  The liquidation of this contract had a $1.3 million positive impact on the quarter-over-quarter change in the electric and other margin, as the contract had a $1.5 million negative impact on the electric and other margin in the second quarter of 2006, compared with a $0.2 million negative impact on margin in the second quarter of 2007.

The natural gas margin at Integrys Energy Services increased $4.4 million (31.0%), from $14.2 million for the quarter ended June 30, 2006, to $18.6 million during the same quarter in 2007.  The 2007 margin included the negative impact of $0.8 million of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margin:

•
Realized natural gas margins– Realized natural gas margins decreased $1.5 million, from $19.6 million in the second quarter of 2006 to $18.1 million during the same period in 2007.  Overall, retail natural gas margins decreased $3.0 million and wholesale natural gas margins increased $1.5 million, driven by PEC's nonregulated natural gas marketing business.  PEC's nonregulated natural gas marketing business contributed a negative $1.2 million to realized natural gas margins in the second quarter of 2007 (retail natural gas margins were negative $3.5 million and wholesale natural gas margins were a positive $2.3 million).

•
Spot to forward differential– The natural gas storage cycle had a $1.8 million positive quarter over quarter impact on Integrys Energy Services' margin.  For the quarter ended June 30, 2007, the natural gas storage cycle had a $2.1 million positive impact on Integrys Energy Services' natural gas margin, compared with a $0.3 million positive impact on margin for the second quarter of 2006.  At June 30, 2007, there was a $2.5 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss), related to the 2007/2008 natural gas storage cycle.  This $2.5 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss) related to the 2007/2008 storage cycle is expected to vary with market conditions, and will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.

•
Mass market supply options– Options utilized to manage supply costs for mass market customers, which expire in varying months through May 2008, had a $0.5 million negative quarter-over-quarter impact on Integrys Energy Services' natural gas margin.  In the second quarter of 2007, these options had a $0.1 million positive impact on Integrys Energy Services' natural gas margin, compared with a $0.6 million positive impact on margin in the second quarter of 2006.  These contracts are utilized to reduce the risk of price movements, customer migration, and changes in consumer consumption patterns.  Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts.  Full requirements natural gas contracts with Integrys Energy Services' customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.  The option mark-to-market gains and losses will reverse as the related customer sales contracts settle.

Other mark-to-market activity– Mark-to-market losses on derivatives not previously discussed totaling $1.6 million were recognized in the second quarter of 2007, compared with the recognition of $6.2 million of mark-to-market losses on other derivative instruments in the second quarter of 2006.  A significant portion of the difference relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts as well as swaps utilized to mitigate market price risk related to certain natural gas storage contracts.   Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments).  Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

Overview of Holding Company and Other Segment Operations

Financial results at the Holding Company and Other segment decreased $11.8 million, from earnings of $5.6 million for the quarter ended June 30, 2006, to a loss of $6.2 million for the quarter ended June 30, 2007.  The decrease in earnings was driven by a $13.4 million ($8.0 million after-tax) increase in interest expense that was the result of additional borrowings assumed in the merger with PEC (discussed in more detail under Interest Expense below), an increase in short-term and long-term borrowings required to fund the acquisition of the natural gas operations in Minnesota, and working capital requirements at Integrys Energy Services.  A $6.2 million ($3.7 million after-tax) gain on the sale of the Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in April 2006 also contributed to the decrease in quarter-over-quarter earnings.  Operating expenses also increased quarter-over-quarter, primarily as a result of severance accruals and relocation payments relating to the merger with PEC on February 21, 2007.  These items were partially offset by a $2.2 million increase in pre-tax earnings ($1.3 million after-tax) from Integrys Energy Group's 32% ownership interest in ATC.  Integrys Energy Group recorded $12.0 million of pre-tax equity earnings from ATC during the second quarter of 2007, compared with $9.8 million for the same period in 2006.

Operating Expenses

	Three Months Ended June 30,
Integrys Energy Group's Operating Expenses (Millions)	2007	2006	Change

Operating and maintenance expense	$251.9	$120.4	109.2%
Depreciation and decommissioning expense	50.6	29.3	72.7%
Taxes other than income	22.0	14.6	50.7%

Operating and Maintenance Expense

Operating and maintenance expenses increased $131.5 million (109.2%) for the quarter ended June 30, 2007, compared with the same quarter in 2006.  The components of operating and maintenance expense are as follows:

Operating and maintenance expense at the electric utility segment increased $13.7 million, from $69.8 million for the quarter ended June 30, 2006, to $83.5 million for the same quarter in 2007, driven by the following:

•
Maintenance expenses at the electric utility segment increased $5.9 million, primarily due to major overhauls planned at the Weston 2 generation station and the De Pere Energy Center and due to three unplanned outages at the Weston 3 generation station.

•
Electric transmission expenses increased $4.9 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend the electric utility segment expects will continue.

•	The electric utility segment was allocated external costs to achieve merger synergies of $0.8 million in the second quarter of 2007.

Operating and maintenance expense at the natural gas utility segment increased $83.4 million, from $31.5 million in the second quarter of 2006, to $114.9 million in the second quarter of 2007.  The increase in operating and maintenance expense at the natural gas utility segment was driven by the following:

•
Combined operating and maintenance expense of $76.3 million was incurred by PGL and NSG in the second quarter of 2007 (external costs to achieve merger synergies allocated to these utilities were deferred and, therefore, had no impact on operating and maintenance expense).  These companies were not owned in the second quarter of 2006.

•	Operating and maintenance expense at MERC increased $9.0 million in the second quarter of 2007 (MERC incurred approximately $2.1 million of transition costs in the second quarter of 2006).

•	Operating expenses related to WPSC's natural gas operations increased $1.2 million quarter-over-quarter due primarily to an increase in natural gas distribution expenses.

•
A $2.2 million quarter-over-quarter decrease in operating expenses related to MGUC's natural gas operations partially offset the increase in natural gas utility segment operating and maintenance expenses in the second quarter of 2007.  The quarter-over-quarter decrease was primarily due to external transition costs incurred in the second quarter of 2006 for the start-up of outsourcing activities and other legal and consulting fees.

Operating and maintenance expenses at Integrys Energy Services increased $27.7 million, from $16.6 million for quarter ended June 30, 2006, to $44.3 million for the quarter ended June 30, 2007.  PEC's nonregulated energy marketing subsidiaries recorded $6.0 million of operating and maintenance expense.  A $9.0 million pre-tax gain on the sale of Integrys Energy Services' Kimball storage field recognized in the second quarter of 2006 resulted in an increase in quarter-over-quarter operating and maintenance expenses, with the remainder of the increase driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services.

Operating and maintenance expenses at the Holding Company and Other Segment also increased.  The increase in operating and maintenance expenses at the Holding Company and Other Segment was driven primarily by costs related to the termination and relocation of employees as a result of the merger.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $21.3 million (72.7%) for the quarter ended June 30, 2007, compared with the same quarter in 2006, as follows:

	Three Months Ended June 30,
Reportable Segment (millions)	2007	2006	Change
Electric utility	$20.4	$19.6	4.1%
Natural gas utility	26.8	7.5	257.3%
Integrys Energy Services	2.8	2.3	21.7%
Holding company and other	0.6	(0.1)	-

The quarter-over-quarter increase in depreciation and amortization expense was driven by a $19.3 million increase in depreciation and amortization expense recorded at the natural gas utility segment, driven by a combined $17.0 million of depreciation expense recognized at PGL and NSG during the second quarter of 2007 and $2.3 million of depreciation expense recognized by MERC during the second quarter of 2007.  These companies were not owned in the second quarter of 2006.

Taxes Other Than Income Taxes

Taxes other than income increased $7.4 million (50.7%), for the quarter ended June 30, 2007, compared with the same period in 2006, as follows:

	Three Months Ended June 30,
Reportable Segment (millions)	2007	2006	Change
Electric utility	$10.7	$10.3	3.9%
Natural gas utility	8.6	2.7	218.5%
Integrys Energy Services	1.7	1.4	21.4%
Holding company and other	1.0	0.2	400.0%

The quarter-over-quarter increase in taxes other than income was driven by a $5.9 million increase in taxes other than income recorded at the natural gas utility segment, as the result of a combined $4.9 million of taxes other than income recognized at PGL and NSG during the quarter as well as $1.1 million of taxes other than income recognized by MERC for the quarter, primarily related to property taxes, real estate taxes, gross receipts taxes, and payroll taxes paid by these companies.

Other Income and Expense

Integrys Energy Group’s	Three Months Ended June 30,
Other Income (Expense) (Millions)	2007	2006	Change

Miscellaneous income	$21.6	$14.5	49.0%
Interest expense	(42.6)	(22.4)	90.2%
Minority interest	-	1.2	-%
Other expense	$(21.0)	$(6.7)	213.4%

Miscellaneous Income

The $7.1 million increase in miscellaneous income was primarily driven by:

•
A $7.3 million increase in foreign currency gains at Integrys Energy Services’ Canadian subsidiaries, which was offset by related losses in gross margin.  These transactions are substantially hedged from an economic perspective, resulting in no significant impact on income (loss) available for common shareholders.

•	PEC, PGL, and NSG contributed $2.7 million to other income in the current quarter, primarily due to interest income recognized.

•	A $2.2 million increase in pre-tax equity earnings from Integrys Energy Group's 32% ownership interest in ATC.

•
A $2.0 million decrease in the loss recorded by Integrys Energy Services related to its equity investment in a synthetic fuel facility, was primarily driven by less production taken by Integrys Energy Services from this facility in the second quarter of 2007, compared with the second quarter of 2006.  For more discussion related to the synthetic fuel facility see Note 12, "Commitments and Contingencies."

•	A $6.2 million decrease due to the pre-tax gain recognized from the sale of Integrys Energy Group’s one-third interest in Guardian Pipeline, LLC in the second quarter of 2006.

Interest Expense

Interest expense increased $20.2 million as a result of:

·	Interest expense of $16.2 million recorded during the second quarter of 2007 related to PEC and its subsidiaries.

•
Subsequent to June 30, 2006, increased borrowings were primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, working capital requirements at Integrys Energy Services, and transaction and transition costs related to the merger with PEC.

Minority Interest

As a result of WPS Power Development's sale of an approximate 30% interest in its subsidiary, ECO Coal Pelletization #12 LLC, on December 19, 2002, $1.2 million of losses related to the synthetic fuel operation and reported in miscellaneous income were allocated to Integrys Energy Services' partner and reported as a minority interest for the quarter ended June 30, 2006.  For 2007, Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, will no longer share in losses from this facility.

Provision for Income Taxes

The projected annual effective tax rate was 25.5% at June 30, 2007, compared with a projected annual effective tax rate of 31.4% at June 30, 2006.  The projected annual effective tax rate was 26.3% at March 31, 2007, compared with the projected annual effective tax rate of 31.6% at March 31, 2006.

Generally accepted accounting principles require our year-to-date interim effective tax rate to reflect our projected annual effective tax rate.  As a result, we estimate the effective tax rate for the year and, based upon year-to-date pre-tax earnings, we record tax expense for the period to reflect the projected annual effective tax rate.

As a result of applying the rates and methods described above to year-to-date pre-tax income, the effective tax rate was 27.9% for the quarter ended June 30, 2007, compared with an effective tax rate of 31.2% for the quarter ended June 30, 2006.

The quarter-over-quarter changes in the projected annual effective tax rates shown above are primarily due to the variance in the amount of Section 29/45K tax credits expected to be generated during the year from ownership in synthetic fuel operations as a percentage of projected income before taxes for the year.  At June 30, 2007, it was anticipated that approximately 31% of the 2007 Section 29/45K federal tax credits will ultimately be phased-out, compared with the assumption at June 30, 2006, that approximately 76% of 2006 credits would be phased out.  The estimated phase-out at June 30, 2007, and June 30, 2006, was calculated based upon year-to-date actual and published forward oil prices at those dates.

For the year ending December 31, 2007, including the projected phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $27 million.  If no phase-out occurs, then we would expect to recognize approximately $39 million of tax credits in 2007.  See Note 12, "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax, increased $30.2 million, from an after-tax loss of $6.2 million in the second quarter of 2006 to after tax income of $24.0 million in the second quarter of 2007.

In connection with the February 21, 2007, merger with PEC, Integrys Energy Group announced that it would proceed with the divestiture of PEP.  The divestiture will allow Integrys Energy Group to focus on its core competencies, reduce external financing requirements, and reduce Integrys Energy Group's risk profile.  It is anticipated that the divestiture will be completed by December 31, 2007.  During the quarter ended June 30, 2007, PEP recorded after-tax earnings of $24.0 million as a component of discontinued operations.  As required by generally accepted accounting principles, because of the held for sale status of this business, PEP earnings reflect no depreciation, depletion, or amortization expense.

During the second quarter of 2006, Niagara Generation, LLC (which was sold in January 2007) and Sunbury Generation, LLC (which was sold in July 2006) recorded after-tax losses of $0.6 million and $5.6 million, respectively, as a component of discontinued operations.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations," in Integrys Energy Group's Condensed Notes to Financial Statements.

Six Months 2007 Compared with Six Months 2006

Integrys Energy Group Overview

Integrys Energy Group's results of operations for the six months ended June 30 are shown in the following table:

Integrys Energy Group's Results (Millions, except share amounts)	2007	2006	Change

Income available for common shareholders	$123.0	$95.0	29.5%
Basic earnings per share	$1.84	$2.31	(20.3%)
Diluted earnings per share	$1.83	$2.30	(20.4%)

Income available for common shareholders was $123.0 million ($1.83 diluted earnings per share) for the six months ended June 30, 2007, compared with $95.0 million ($2.30 diluted earnings per share) for the same period in 2006.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
Electric utility earnings decreased $7.4 million, from earnings of $38.9 million for the six months ended June 30, 2006, to earnings of $31.5 million for same period in 2007.  The decrease in electric utility earnings was driven by a $9.4 million decrease in WPSC's earnings, from $37.8 million for the six months ended June 30, 2006, to $28.4 million for the six months ended June 30, 2007.  UPPCO experienced a small increase in earnings due primarily to its approved retail electric rate increase.  WPSC's earnings were negatively impacted by fuel and purchased power costs that were higher than what was recovered in rates during the six months ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006.  For the six months ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case due to higher commodity costs and unanticipated plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  Because of the high fuel and purchased power costs, the increase in margin was not large enough to offset increased operating and maintenance expenses negatively impacting period-over-period earnings.  Fuel and purchased power costs are forecasted to be lower than what will be recovered in rates during the second half of the year, which should have a positive impact on electric utility margin during that period.  Also, the increase in maintenance costs for the planned outages was recorded as these costs were incurred, while rate recovery for these costs occurs over the entire year (mainly during the third quarter cooling season).  Therefore, the majority of rate recovery related to the increase in maintenance costs for the planned outages is expected to occur during the second half of the year, positively impacting earnings during that period.

•
Financial results at the natural gas utility improved $32.0 million, from a loss of $0.8 million for the six months ended June 30, 2006, to earnings of $31.2 million for the six months ended June 30, 2007.  Combined earnings of $8.3 million were contributed by PGL and NSG, which were acquired on February 21, 2007.  Combined earnings contributed by MGUC (natural gas distribution operations acquired on April 1, 2006) and MERC (natural gas distribution operations acquired on July 1, 2006) increased $15.4 million.  During the six months ended June 30, 2007, MERC and MGUC realized combined earnings of $6.0 million (as both companies operated during the first quarter 2007 heating season), compared with a loss of $9.4 million realized during the six months ended June 30, 2006, (primarily related to external transition costs at MGUC and MERC and the fact that MGUC was acquired in the second quarter of 2006, which generally is a negative quarter for natural gas utilities as the heating season occurs during the winter months).  Natural gas utility earnings at WPSC increased $7.2 million (84.7%), driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers.  The increase in sales volumes to residential customers was driven by a 7.3% period-over-period increase in heating degree days and a 5.9% period-over-period increase in the average weather-normalized natural gas usage per customer.

•
Integrys Energy Services' earnings decreased $14.8 million, from $50.5 million for the six months ended June 30, 2006, to $35.7 million for the same period in 2007.  Lower earnings were driven by a $26.5 million ($15.9 million after-tax) decrease in margin, largely the result of mark-to-market activity due to a decrease in mark-to-market gains on derivative instruments primarily used to protect the economic value of retail electric and natural gas supply contracts and Section 29/45K tax credits. These retail electric and natural gas supply contracts protect the economic value of customer sales contracts.  The ultimate margin related to these supply and customer sales contracts will be recognized when the energy is delivered.  Until that time, the fluctuation in the value of the derivative supply contracts will be reflected in future periods.  In addition, operating and maintenance expense increased $38.8 million ($23.3 million after-taxes), driven by operating expenses incurred by PEC's nonregulated companies, business expansion activities, and a $9.0 million pre-tax gain on the sale of Integrys Energy Services' Kimball storage field recognized in the second quarter of 2006.  Partially offsetting these items, discontinued operations had a $19.4 million favorable after-tax period-over-period impact on earnings, miscellaneous income had an $11.2 million ($5.5 million after-tax) favorable period-over-period impact on earnings, and tax credits related to Integrys Energy Services' ownership interest in a synthetic fuel production facility contributed a $0.4 million after-tax increase to earnings.

•
Financial results at the Holding Company and Other segment decreased $12.6 million, from earnings of $6.4 million for the six months ended June 30, 2006, to a loss of $6.2 million for the six months ended June 30, 2007.  See "Overview of Holding Company and Other Segment Operations," for more information.

•
In connection with the February 21, 2007, merger with PEC, Integrys Energy Group announced its intent to divest of PEC's Oil and Gas segment (PEP).  During the six months ended June 30, 2007, PEP realized after-tax earnings of $32.2 million, which were reported as discontinued operations.

•
Diluted earnings per share was impacted by the items discussed above as well as a 25.8 million share (62.5%) increase in the weighted average number of outstanding shares of Integrys Energy Group's common stock for the six months ended June 30, 2007, compared with the same period in 2006.  Integrys Energy Group issued 31.9 million shares on February 21, 2007, in conjunction with the merger with PEC and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, Inc.  Additional shares were also issued under the Integrys Energy Group Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

During the six months ended June 30, 2007, utility operations included (1) the electric utility segment, consisting of the electric operations of WPSC and UPPCO and (2) the natural gas utility segment, consisting of the natural gas operations of WPSC, PGL, NSG, MGUC, and MERC.  The natural gas operations of WPSC, MGUC, and MERC were included for the entire six months ended June 30, 2007, while the natural gas operations of PGL and NSG were included from February 22, 2007, through June 30, 2007.  For the six months ended June 30, 2006, the natural gas operations of WPSC were included for the entire six months, while the natural gas operations of MGUC were included from April 1, 2006, through June 30, 2006, as the natural gas distribution operations of MGUC were acquired on April 1, 2006.  The natural gas operations of MERC were acquired on July 1, 2006, and, therefore, were not included within the consolidated natural gas operations for the six months ended June 30, 2006.

Electric Utility Segment Operations

Integrys Energy Group's Electric Utility	Six Months Ended June 30,
Segment Results (Millions)	2007	2006	Change

Revenues	$604.4	$518.8	16.5%
Fuel and purchased power costs	310.7	244.5	27.1%
Margins	$293.7	$274.3	7.1%

Sales in kilowatt-hours
Residential	1,562.1	1,491.5	4.7%
Commercial and industrial	4,265.7	4,151.2	2.8%
Wholesale	1,995.5	1,943.4	2.7%
Other	20.5	20.2	1.5%
Total sales in kilowatt-hours	7,843.8	7,606.3	3.1%

Weather – WPSC
Heating degree days – actual	4,402	4,101	7.3%
Cooling degree days – actual	204	123	65.9%

Electric utility revenue increased $85.6 million (16.5%) for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, driven by the following:

•	In January 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

•	In June 2006, the MPSC issued a final written order to UPPCO authorizing an annual retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006.

•
Sales volumes increased 3.1%, primarily related to a 4.7% increase in sales volumes to residential customers.  The increase in sales volumes to residential customers was driven by a 65.9% period-over-period increase in cooling degree days and a 7.3% period-over-period increase in heating degree days (a portion of heating load is electric).  Volumes to commercial and industrial, wholesale, and other customers increased due to higher demand from existing customers.

The electric utility margin increased $19.4 million (7.1%) for the six months ended June 30, 2007, compared with the six months ended June 30, 2006.  The increase in the electric utility margin included a $15.6 million (6.3%) increase in WPSC's electric margin and a $3.8 million (14.7%) increase in UPPCO's margin (driven by its retail electric base rate increase in 2006).  As discussed in more detail above, WPSC's margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher electric sales volumes, primarily to residential and commercial and industrial customers.  Favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $5 million.  These items were partially offset by fuel and purchased power costs that were higher than what was recovered in rates during the six months ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006.  For the six months ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  On a per-unit basis, fuel and purchased power costs were approximately 21% higher during the six months ended June 30, 2007, compared with the same period in 2006.  Because of the high fuel and purchased power costs, the increase in margin was not large enough to offset increases in operating and maintenance expenses (discussed below), negatively impacting period-over-period earnings.

Natural Gas Utility Segment Operations

Integrys Energy Group's	Six Months Ended June 30,
Natural Gas Utility Segment Results (Millions)	2007	2006	Change

Revenues	$1,099.6	$288.6	281.0%
Purchased natural gas costs	783.1	210.2	272.6%
Margins	$316.5	$78.4	303.7%

Throughput in therms
Residential	650.8	145.4	347.6%
Commercial and industrial	243.1	80.0	203.9%
Interruptible	31.9	13.3	139.9%
Interdepartmental	14.7	8.9	65.2%
Transport	711.3	214.2	232.1%
Total sales in therms	1,651.8	461.8	257.7%

Weather – WPSC
Heating degree days – actual	4,402	4,101	7.3%

Natural gas utility revenue increased $811.0 million (281.0%) for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, due primarily to the following:

•
The natural gas utility companies of PEC (PGL and NSG) generated $523.1 million of natural gas utility revenue and contributed 649 million therms of natural gas throughput volumes in the six months ended June 30, 2007.

•
The acquisition of natural gas distribution operations in Minnesota on July 1, 2006, generated $173.1 million of natural gas utility revenue and contributed 381 million therms of natural gas throughput volumes during the six months ended June 30, 2007.

•
MGUC (acquired natural gas distribution operations in Michigan on April 1, 2006) generated $134.7 million of natural gas utility revenue and 188 million therms of natural gas throughput volumes during the six months ended June 30, 2007, compared with $27.6 million of natural gas revenue and 66 million therms of natural throughput volumes during the six months ended June 30, 2006.  The increase in natural gas revenue at MGUC was driven primarily by the fact that MGUC was acquired on April 1, 2006.  Therefore, MGUC operated during the first quarter heating season in 2007, but was not owned by Integrys Energy Group in the first quarter heating season in 2006.

•
WPSC's natural gas utility revenue increased $7.7 million from $261.0 million for the six months ended June 30, 2006 to $268.7 million for the same period in 2007, driven by a retail natural gas rate increase and a 9.5% increase in natural gas throughput volumes.  On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%) effective January 12, 2007.  The increase in natural gas throughput volumes was driven by a 13.8% increase in residential volumes and a 5.7% increase in commercial and industrial and interruptible volumes.  The increase in sales volumes to residential customers was driven by a 7.3% increase in heating degree days and a 5.9% increase in the average weather-normalized natural gas usage per customer.

The natural gas utility margin increased $238.1 million (303.7%) for the six months ended June 30, 2007, compared with the six months ended June 30, 2006.  The combined margin provided by PGL and NSG was $167.7 million in 2007.  The margin provided by MERC was $34.9 million.  WPSC's natural gas margin increased $13.7 million, from $68.6 million during the six months ended June 30, 2006, to $82.3 million in the six months ended June 30, 2007.  As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), and an increase in throughput volumes to higher margin residential and commercial and industrial customers.  While the margin impact of the increase in average weather-normalized sales volumes is difficult to quantify, the colder weather conditions contributed approximately an additional $3 million to WPSC's margin.  MGUC's margin for the six months ended June 30, 2007, increased $21.8 million, from $9.8 million for the six months ended June 30, 2006, to $31.6 million for the six months ended June 30, 2007.  Integrys Energy Group acquired MGUC on April 1, 2006, and, therefore, did not receive the benefit from MGUC operating during the heating season in the first quarter of 2006.

Overview of Integrys Energy Services' Operations

	Six Months Ended June 30,
(Millions, except natural gas sales volumes)	2007	2006	Change

Nonregulated revenues	$3,423.8	$2,688.2	27.4%
Nonregulated cost of fuel, natural gas, and purchased power	3,316.6	2,554.5	29.8%
Margins	$107.2	$133.7	(19.8)%
Margin Detail
Electric and other margins (other margins mostly relate to mark-to market gains on oil options of $1.2 million for the six months ended June 30, 2007, compared with mark-to-market and realized gains on oil options of $24.7 million during the same period in 2006)	$52.2	$81.2	(35.7)%
Natural gas margins	$55.0	$52.5	4.8%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	55,482.8	25,552.3	117.1%
Retail electric sales volumes in kilowatt-hours	5,954.4	2,443.9	143.6%
Wholesale natural gas sales volumes in billion cubic feet	224.4	194.1	15.6%
Retail natural gas sales volumes in billion cubic feet	199.3	152.1	31.0%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	1,323.3	464.9	184.6%
Retail electric sales volumes in kilowatt-hours *	5,859.3	1,966.8	197.9%
Wholesale natural gas sales volumes in billion cubic feet *	203.1	182.8	11.1%
Retail natural gas sales volumes in billion cubic feet *	165.1	131.3	25.7%
* Represents gross physical volumes

Integrys Energy Services' revenue increased $735.6 million (27.4%) for the six months ended June 30, 2007, compared with the same period in 2006.  The nonregulated energy marketing businesses acquired from PEC drove a $409 million increase in revenue, and also contributed physical sales volumes of 1,873.7 million kilowatt-hours to retail electric operations, 16.4 billion cubic feet to wholesale natural gas operations, and 14.7 billion cubic feet to retail natural gas operations.  The addition of new customers to Integrys Energy Services' origination business drove an increase in wholesale electric sales volumes and revenue.  In addition to the acquisition of PEC's nonregulated operations, Integrys Energy Services has been rolling out new product offerings to existing retail electric markets and has also entered into new retail electric regions, resulting in customer additions and an increase in retail electric volumes.  Customer additions in Ohio and Michigan drove most of the increase in retail natural gas sales volumes.  Partially offsetting the impact on revenues from volume increases, energy prices decreased during the six months ended June 30, 2007, compared with the same period in 2006.

Integrys Energy Services' margins decreased $26.5 million (19.8%), from $133.7 million for the six months ended June 30, 2006, to $107.2 million for the six months ended June 30, 2007.  Many items contributed to the period-over-period net decrease in margin and, as a result, a table has been provided to summarize significant changes.  Variances included under "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions.  All variances depicted in the table are discussed in more detail below the table.

(Millions)	Increase (Decrease) in Margin for the Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Electric and other margins
Realized gains on structured origination contracts	$6.4
Realized retail electric margin	(0.2)
All other wholesale electric operations	(34.6)

Other significant items:
Oil option activity	(23.5)
Retail mark-to-market activity	20.1
Liquidation of an electric supply contract in 2005	2.8
Net decrease in electric and other margins	(29.0)

Natural gas margins
Realized natural gas margins	5.9

Other significant items:
Mass market supply options	5.0
Spot to forward differential	1.8
Other mark-to-market activity	(10.2)
Net increase in natural gas margins	2.5

Net decrease in Integrys Energy Services' margin	$(26.5)

Integrys Energy Services' electric and other margins decreased $29.0 million (35.7%), from $81.2 million for the six months ended June 30, 2006, to $52.2 million during the same period in 2007.  The 2007 margin included the negative impact of $9.5 million of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the net change in Integrys Energy Services' electric and other margins:

•
Realized gains on structured origination contracts– Integrys Energy Services' electric and other margin increased $6.4 million for the six months ended June 30, 2007, compared with the same period in 2006, due to realized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and northeastern United States.

•
Realized retail electric margin– The realized margin from retail electric operations decreased $0.2 million.  Combined, PEC's nonregulated retail electric operations and the retail electric operations in Ohio contributed a negative $4.7 million impact to Integrys Energy Services' realized margin during the six months ended June 30, 2007.  Offsetting the negative impact on margin related to PEC's nonregulated electric retail business was a combined $4.9 million period-over-period increase in margins contributed by Illinois and Texas. The Illinois market continued to grow through penetration of existing markets within the state.  The Texas retail electric offering was originally initiated in July 2006.

•
All other wholesale electric operations– A $34.6 million decrease in margin from other wholesale electric operations was driven by a decrease in net realized and unrealized gains related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and customer supply portfolios.  The overall level of proprietary trading was less in 2007 due primarily to decreased electric price volatility, emphasis on structured electric transactions, as well as the departure of several key traders in the third quarter of 2006.  Like many of its peers, Integrys Energy Services experienced some turnover of personnel in its trading group. Several traders left in the third quarter of 2006 and Integrys Energy Services has been working to replace their capabilities.   Integrys Energy Services used their departure as an opportunity to restructure its trading operations into two regional offices and focus on structured electric transactions, which will allow the company to more effectively service customers in the West and Midwest while providing better diversification of trading talent, markets, and product offerings.  See additional discussion within RESULTS OF OPERATIONS, Second Quarter 2007 Compared with Second Quarter 2006.

•
Oil option activity– A decrease in mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits in 2006 and 2007 resulted in a $23.5 million decrease to Integrys Energy Services' electric and other margin, related to mark-to market gains on oil options of $1.2 million for the six months ended June 30, 2007, and mark-to-market and realized gains on oil options of $24.7 million during the same period in 2006.   See additional discussion within RESULTS OF OPERATIONS, Second Quarter 2007 Compared with Second Quarter 2006.

•
Retail mark-to-market activity– Retail mark-to-market activity contributed a $20.1 million increase to the electric and other margin in the six months ended June 30, 2007, compared with the same period in 2006.  In the six months ended June 30, 2006, $8.7 million of mark-to-market losses were recognized on retail electric customer supply contracts, compared with $11.4 million of mark-to-market gains recognized on these contracts in the six months ended June 30, 2007.  See additional discussion within RESULTS OF OPERATIONS, Second Quarter 2007 Compared with Second Quarter 2006.

•
Liquidation of an electric supply contract in 2005– In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that Integrys Energy Services liquidate a firm contract to buy power in 2006 and 2007.  At that time, Integrys Energy Services recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine.  The cost to purchase power under the new contract is more than the cost under the liquidated contract.  As a result of the termination of this contract, purchased power costs to serve customers in Maine were higher in 2006, and are also slightly higher than the original contracted amount in 2007.  The liquidation of this contract had a $2.8 million positive impact on the period-over-period change in the electric and other margin, as the contract had a $3.7 million negative impact on the electric and other margin for six months ended June 30, 2006, compared with a $0.9 million negative impact on margin for the six months ended June 30, 2007.

The natural gas margin at Integrys Energy Services increased $2.5 million (4.8%), from $52.5 million for the six months ended June 30, 2006, to $55.0 million during the same period in 2007.  In total, the year-to-date 2007 natural gas margin did not include any amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margin:

•
Realized natural gas margins– Realized natural gas margins increased $5.9 million, from $51.2 million for the six months ended June 30, 2006, to $57.1 million for the six months ended June 30, 2007.  The majority of the increase, $4.1 million, related to higher wholesale natural gas margins, driven by $2.9 million of realized margins from PEC's nonregulated wholesale natural gas business.  The remaining $1.8 million increase in realized natural gas margins related to retail operations.  Margins from retail natural gas operations in Wisconsin, Illinois, Canada, and New York increased as Integrys Energy Services continues to expand its existing markets, partially offset by a negative $2.4 million margin contribution form PEC's nonregulated retail natural gas business.

•
Mass market supply options– Options utilized to manage supply costs for mass market customers, which expire in varying months through May 2008, had a $5.0 million positive impact on Integrys Energy Services' natural gas margin for the six months ended June 30, 2007.  For the six months ended June 30, 2007, these options had a $2.4 million positive impact on Integrys Energy Services' natural gas margin (commensurate with increasing natural gas prices), compared with a $2.6 million negative impact on margin for the six months ended June 30, 2006, (commensurate with decreasing natural gas prices).  See additional discussion within RESULTS OF OPERATIONS, Second Quarter 2007 Compared with Second Quarter 2006.

•
Spot to forward differential– The natural gas storage cycle had a $1.8 million positive impact on Integrys Energy Services' margin for the six months ended June 30, 2007, compared with the same period in 2006.  For the six months ended June 30, 2007, the natural gas storage cycle had a $3.1 million positive impact on Integrys Energy Services' natural gas margin, compared with a $1.3 million positive impact on margin for the same period in 2006.  See additional discussion within RESULTS OF OPERATIONS, Second Quarter 2007 Compared with Second Quarter 2006.

•
Other mark-to-market activity– Mark-to-market losses on derivatives not previously discussed totaling $7.3 million were recognized for the six months ended June 30, 2007, compared with the recognition of $2.9 million of mark-to-market gains on other derivative instruments in the same period of 2006.  See additional discussion within RESULTS OF OPERATIONS, Second Quarter 2007 Compared with Second Quarter 2006.

Overview of Holding Company and Other Segment Operations

Financial results at the Holding Company and Other segment decreased $12.6 million, from earnings of $6.4 million for the six months ended June 30, 2006, to a loss of $6.2 million for the six months ended June 30, 2007.  The decrease in earnings was driven by a $25.0 million ($15.0 million after-tax) increase in interest expense that was the result of additional borrowings assumed in the merger with PEC (discussed in more detail under interest expense below), an increase in short-term and long-term borrowings required to fund the acquisitions of the natural gas operations in Michigan and Minnesota, and working capital requirements at Integrys Energy Services.  A $6.2 million ($3.7 million after-tax) gain on the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in April 2006 also contributed to the decrease in period-over-period earnings.  These increases were partially offset by a $3.5 million ($2.1 million after-tax) decrease in operating expenses, primarily related to the reallocation of external costs to achieve merger synergies associated with the merger with PEC, incurred from July 2006 through March 2007.  In March 2007, all external costs to achieve were reallocated from the Holding Company and Other Segment (where they were initially recorded) to the other reportable segments, which will ultimately be the beneficiaries of the synergy savings resulting from the costs to achieve.  A $5.0 million increase in pre-tax earnings ($3.0 million after-tax) from Integrys Energy Group's ownership interest in ATC also partially offset the factors discussed above.  Integrys Energy Group recorded $23.7 million of pre-tax equity earnings from ATC during the six months ended June 30, 2007, compared with $18.7 million for the same period in 2006.

Summary of External Costs to Achieve Synergy Savings

Below is a table depicting the pre-tax impact that external costs to achieve had on each reportable segment of Integrys Energy Group during the six months ended June 30, 2007.  Note that external costs to achieve incurred in 2006 and during the three months ended March 31, 2007, were reallocated down to the segment level in March 2007.  After March 31, 2007, costs to achieve are immediately allocated down to the segment level without passing through the holding company.

Reportable Segment (millions)	Pre-tax Impact (Income)/Expense
Electric utility	$5.6
Natural gas utility	2.4
Integrys Energy Services	3.2
Holding company and other	(7.8)
Total	$3.4

Operating Expenses

	Six Months Ended June 30,
Integrys Energy Group's Operating Expenses (Millions)	2007	2006	Change

Operating and maintenance expense	$438.6	$238.5	83.9%
Depreciation and decommissioning expense	90.8	56.5	60.7%
Taxes other than income	43.1	29.2	47.6%

Operating and Maintenance Expense

Operating and maintenance expenses increased $200.1 million (83.9%) for the six months ended June 30, 2007, compared with the same period in 2006.  The components of operating and maintenance expense are as follows:

Operating and maintenance expense at the electric utility segment increased $27.8 million, from $139.6 million for the six months ended June 30, 2006, to $167.4 million for the same period in 2007, driven by the following:

•
Maintenance expenses at the electric utility segment increased $9.8 million, primarily due to major overhauls planned at the Weston 2 and 3 generation stations and at the De Pere Energy Center, and due to three unplanned outages at the Weston 3 generation station.

•
Electric transmission expenses increased $9.0 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend the electric utility segment expects will continue.

•
The electric utility segment was allocated external costs to achieve merger synergies (discussed in more detail under "Overview of Holding Company and Other Segment Operations" above) of $5.6 million in the first half of 2007.

•	General and administrative expenses increased $2.4 million at the electric segment, related primarily to increases in employee benefit costs.

Operating and maintenance expense at the natural gas utility segment increased $135.3 million, from $55.5 million in the six months ended June 30, 2006, to $190.8 million in the six months ended June 30, 2007.  The increase in operating and maintenance expense at the natural gas utility segment was driven by the following:

•
Combined operating and maintenance expense of $115.6 million was incurred by PGL and NSG (external costs to achieve merger synergies allocated to these utilities were deferred and, therefore, had no impact on operating and maintenance expense).  These companies were not owned in the first quarter of 2006 and only MGUC was owned in the second quarter of 2006.

•
Combined operating expenses at MGUC and MERC increased $19.8 million, from $20.6 million for the six months ended June 30, 2006, to $40.4 million for the six months ended June 30, 2007.  The increase in operating expense at these companies was due to the fact that retail natural gas operations in Michigan (MGUC) were first acquired on April 1, 2006, and retail natural gas operations in Minnesota (MERC) were first acquired on July 1, 2006.  For the six months ended June 30, 2006, $8.2 million of MGUC and MERC's combined operating expenses related to external transition costs, primarily for the start-up of outsourcing activities and other legal and consulting fees.

Operating and maintenance expenses at Integrys Energy Services increased $38.8 million, from $37.1 million for six months ended June 30, 2006, to $75.9 million for the six months ended June 30, 2007.  PEC's nonregulated energy marketing subsidiaries recorded $8.3 million of operating and maintenance expense.  A $9.0 million pre-tax gain on the sale of Integrys Energy Services' Kimball storage field recognized in the second quarter of 2006 resulted in an increase in period-over-period operating and maintenance expenses, with the remainder of the increase driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities and the allocation of $3.2 million of costs to achieve merger synergies

An offsetting decrease in operating and maintenance expenses incurred by the Holding Company and Other Segment was driven primarily by the allocation of costs to achieve merger synergy savings incurred prior to the merger to the subsidiaries in March 2007, as allowed by the regulators.  See "Overview of Holding Company and Other Segment Operations" for more information related to the allocation of external transition costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $34.3 million (60.7%) for the six months ended June 30, 2007, compared with the same period in 2006, as follows:

	Six Months Ended June 30,
Reportable Segment (millions)	2007	2006	Change
Electric utility	$40.6	$38.8	4.6%
Natural gas utility	43.5	13.0	234.6%
Integrys Energy Services	5.6	4.7	19.1%
Holding company and other	1.1	-	-

The period-over-period increase in depreciation and amortization expense was driven by a $30.5 million increase in depreciation and amortization expense recorded at the natural gas utility segment, driven by the merger with PEC (a combined $23.9 million of depreciation expense was recognized at PGL and NSG during the first six months of 2007), and increased depreciation expense related to the acquisition of the Michigan and Minnesota natural gas operations, which were not included in results of operations for the entire six months ended June 30, 2006.  Continued capital investment at WPSC's natural gas utility also contributed to the increase in depreciation and amortization expense.

Taxes Other Than Income Taxes

Taxes other than income increased $13.9 million (47.6%), for the six months ended June 30, 2007, compared with the same period in 2006, as follows:

	Six Months Ended June 30,
Reportable Segment (millions)	2007	2006	Change
Electric utility	$21.6	$20.8	3.8%
Natural gas utility	15.2	4.4	245.5%
Integrys Energy Services	4.4	3.7	18.9%
Holding company and other	1.9	0.3	533.3%

The year-over-year increase in taxes other than income was driven by a $10.8 million increase in taxes other than income recorded at the natural gas utility segment, primarily related to the merger with PEC ($7.4 million of taxes other than income were recognized for PGL and NSG during the six months ended June 30, 2007), and the acquisition of the Michigan and Minnesota natural gas operations which were not included in results of operations for the entire six months ended June 30, 2006.  Taxes other than income taxes are primarily related to property taxes, real estate taxes, gross receipts taxes, and payroll taxes paid by these companies.

Other Income and Expense

Integrys Energy Group’s	Six Months Ended June 30,
Other Income (Expense) (Millions)	2007	2006	Change

Miscellaneous income	$33.9	$23.2	46.1%
Interest expense	(79.0)	(40.7)	94.1%
Minority interest	0.1	2.4	(95.8%)
Other expense	$(45.0)	$(15.1)	198.0%

Miscellaneous Income

The $10.7 million increase in miscellaneous income was primarily driven by:

•
A $9.8 million increase in foreign currency gains at Integrys Energy Services’ Canadian subsidiaries, which was offset by related losses in gross margin.  These transactions are substantially hedged from an economic perspective, resulting in no significant impact on income (loss) available for common shareholders.

•	A $5.0 million increase in pre-tax equity earnings from Integrys Energy Group's 32% ownership interest in ATC.

•	PEC, PGL, and NSG contributed $3.8 million to other income during the six months ended June 30, 2007, primarily due to interest income recognized.

•	A $6.2 million decrease due to the pre-tax gain recognized from the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in the second quarter of 2006.

Interest Expense

Interest expense increased $38.3 million as a result of:

•	Interest expense for both long-term and short-term debt related to PEC operations acquired in the February 2007 merger increased interest expense $23.3 million for the six months ended June 30, 2007.

•
Subsequent to June 30, 2006, increased borrowings were primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, working capital requirements at Integrys Energy Services, and transaction and transition costs related to the merger with PEC.

Minority Interest

As a result of WPS Power Development's sale of an approximate 30% interest in its subsidiary, ECO Coal Pelletization #12 LLC, on December 19, 2002, $1.2 million of losses related to the synthetic fuel operation and reported in miscellaneous income were allocated to Integrys Energy Services' partner and reported as a minority interest for the six months ended June 30, 2006.  For 2007, Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, will no longer share in losses from this facility.

Provision for Income Taxes

The effective tax rate was 25.5% for the six months ended June 30, 2007, compared with 31.4% for the six months ended June 30, 2006.  The decrease in the effective tax rate was driven primarily by a lower projected annual effective tax rate at June 30, 2007, compared with the projected annual effective tax rate at June 30, 2006.  Section 29/45K federal tax credits recognized during the six months ended June 30, 2007, compared with the same period in 2006 did not change considerably.  Our ownership interest in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $8.0 million in the first half of 2007, compared with $7.6 million during the first half of 2006.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax, increased $51.6 million, from an after-tax loss of $4.6 million in the six months ended June 30, 2006, to after tax income of $47.0 million in the same period in 2007.

In connection with the February 21, 2007 merger with PEC, Integrys Energy Group announced that it would proceed with the divestiture of PEP.  The divestiture will allow Integrys Energy Group to focus on its core competencies, reduce external financing requirements, and reduce Integrys Energy Group's risk profile.  It is anticipated that the divestiture will be completed by December 31, 2007.  During the six months ended June 30, 2007, PEP recorded after-tax earnings of $32.2 million as a component of discontinued operations.

Discontinued operations related to WPS Niagara Generation, LLC increased from an after-tax loss of $0.2 million during the six months ended June 30, 2006, to after-tax earnings of $14.8 million in the same period in 2007.  The increase in income generated from WPS Niagara Generation was due to the $14.8 million after-tax gain recorded on the sale of this facility in January of 2007.

During the six months ended June 30, 2006, Sunbury Generation, LLC (which was sold in July 2006) recorded a loss of $4.4 million as a component of discontinued operations.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations," in Integrys Energy Group's Condensed Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets, and borrowing capacity available, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control.  In addition, our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies.  Currently, we believe our credit ratings are among the best in the energy industry (see "Financing Cash Flows - Credit Ratings," below).

Operating Cash Flows

During the six months ended June 30, 2007, net cash provided by operating activities was $350.6 million, compared with net cash used for operating activities of $27.8 million for the same period in 2006.  The $378.4 million increase in net cash provided by operating activities was driven by a $325.7 million increase in cash provided from changes in working capital.   Working capital changes were primarily a result of:

•	A $172.9 million increase in cash provided by accounts receivable collections, driven by the addition of MERC operations in July 2006 and combined PGL and NSG operations in February 2007,
•
A $135.7 million period-over-period decrease in cash used for the payment of accounts payable, primarily due to lower accounts payable balances as a result of lower average gas prices for the six months ended June 30, 2007, compared with the same period in 2006.

•
A $110.9 million decrease in cash used to finance inventory in storage, primarily as a result of lower average natural gas prices for the six months ended June 30, 2007, compared with the same period in 2006.

Investing Cash Flows

Net cash used for investing activities was $195.2 million during the six months ended June 30, 2007, compared with $785.2 million during the same period in 2006.  The $590.0 million decrease in cash used for investing activities was driven by $333.3 million of cash Integrys Energy Group was required to place into escrow in June 2006 for the July 1, 2006 purchase of natural gas distribution operations in Minnesota and $317.9 million of cash used to purchase natural gas distribution operations in Michigan on April 1, 2006, partially offset by the $58.4 million in proceeds received from the sale of Guardian Pipeline LLC and WPS Energy Services Gas Storage LLC in the first half of 2006.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were as follows:

Reportable Segment (millions)	2007	2006

Electric utility	$86.4	$134.4
Natural gas utility	53.0	17.0
Integrys Energy Services	7.5	2.7
Holding company and other	8.1	(0.5)
Integrys Energy Group consolidated	$155.0	$153.6

Although total capital expenditures were basically unchanged at Integrys Energy Group for the six month periods, there were significant changes within business segments.  The decrease in capital expenditures at the electric utility for the six months ended June 30, 2007, compared with the same period in 2006, was mainly due to lower capital expenditures associated with the construction of Weston 4.  Weston 4 is expected to be commercially operational by June 2008.  The increase in capital expenditures at the gas utility was primarily driven by capital requirements of PGL and NSG, which were acquired in the merger with PEC.  The increase at Integrys Energy Services was due to capital required to open new offices in Denver, Colorado, Ann Arbor, Michigan, and Washington, D.C., as well as move the Chicago office, improvements at various generation facilities, and new systems infrastructure.  The increase in capital expenditures at the Holding Company and Other segment was due to the purchase of a corporate airplane.

Financing Cash Flows

Net cash used for financing activities was $150.0 million during the six months ended June 30, 2007, compared with net cash provided by financing activities of $797.4 million during the same period in 2006.  The change was driven by short-term debt borrowings in the first half of 2006, compared with the repayment of short-term debt in the first half of 2007.  In the first half of 2006, Integrys Energy Group increased its short-term debt borrowings because it had to place $333.3 million in escrow in June 2006, for the July 1, 2006, purchase of natural gas operations in Minnesota, and also used short-term borrowings in the amount of $317.9 million to finance the April 1, 2006 acquisition of natural gas distribution operations in Michigan.  During the first half of 2007, Integrys Energy Group was able to pay down short-term debt as a result of strong cash flows provided by operating activities.

Significant Financing Activities

Dividends paid increased in the six months ended June 30, 2007, over that paid for the same period in 2006 as a result of the merger with PEC.  Integrys Energy Group issued 31.9 million shares of common stock as part of the merger and increased the dividend paid per share.  The quarterly common stock dividend was increased from 57.5 cents per share to 66.0 cents per share.  Integrys Energy Group intends to continue the 66 cents per share quarterly dividend rate in the future, subject to the evaluation by its Board of Directors of future business needs.

Integrys Energy Group had outstanding commercial paper borrowings of $694.1 million and $834.2 million at June 30, 2007, and 2006, respectively.  Integrys Energy Group had other outstanding short-term debt of $171.5 million as of June 30, 2007, and $168.6 million as of June 30, 2006.  Of the $171.5 million outstanding at June 30, 2007, $161.5 million related to Integrys Energy Services and $10.0 million related to WPSC.  Of the $168.6 million outstanding at June 30, 2006, $158.6 million related to Integrys Energy Services and $10.0 million related to WPSC.

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds which originally matured in 2013.

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

Credit Ratings

Integrys Energy Group uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements.  Integrys Energy Group also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.  Integrys Energy Group may seek nonrecourse financing for funding nonregulated acquisitions. Integrys Energy Group's commercial paper borrowing program provides for working capital requirements of the nonregulated businesses, UPPCO, MGUC, and MERC.  WPSC, PEC, and PGL have their own commercial paper borrowing programs.  NSG provides for its working capital needs through inter-company borrowings.  WPSC periodically issues long-term debt, receives equity contributions from Integrys Energy Group, and makes payments for return of capital to Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW.  PGL and NSG periodically issue long-term debt in order to reduce short-term debt, refinance maturing securities, maintain desired capitalization ratios, and fund future growth.  The specific forms of long-term financing, amounts, and timing depend on business needs, market conditions, and other factors.

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

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on Integrys Energy Group to A- from A and removed it from CreditWatch with negative implications.  Standard & Poor's also lowered Integrys Energy Group's unsecured ratings to BBB+ from A and all other issue-specific ratings by one notch.  Standard & Poor's stated that the ratings actions were due to concerns related to plans to expand the energy marketing business, the dividend requirements that will result from the merger, moderate capital expenditure requirements, lower than expected performance at MGUC and MERC, uncertainty regarding future rate relief, and full integration of the newly acquired PEC utilities.  At the same time, Standard & Poor's lowered all WPSC's issue-specific ratings by one notch as they stated “WPSC's liquidity is being pressured by its ongoing construction program." Standard & Poor’s affirmed all PEC, PGL and NSG ratings.  Standard & Poor's outlook for all Integrys Energy Group related companies is negative pending the sale of the oil and natural gas production business and successful integration of recent acquisitions.

On February 21, 2007, Moody's downgraded the senior unsecured rating of Integrys Energy Group to A3 from A1, the bank credit facility to A3 from A1, the commercial paper rating to Prime-2 from Prime-1, and the junior subordinated notes to Baa1 from A2.  Moody's also downgraded WPSC's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, its preferred stock to A3 from A2 and confirmed WPSC's commercial paper rating at Prime-1.  At the same time, Moody's affirmed the ratings of PGL and NSG.  Moody's actions to downgrade are due to their concerns about increases in Integrys Energy Group's consolidated debt levels and business risk profile evidenced by the increased scale and scope of the post merger non-regulated energy marketing business plus the entry into the historically more challenging regulatory jurisdiction of Illinois.  Moody's outlook for all Integrys Energy Group related companies is stable.

On February 21, 2007, Moody's also upgraded the senior unsecured rating of PEC to A3 from Baa2, conforming it with those of Integrys Energy Group, and affirmed all other ratings for PEC.  Moody's actions to upgrade the senior unsecured rating are due to the expected business risk improvement from the merger with Integrys Energy Group, which will result in the sale of PEP and transferred PEC's energy and marketing business to Integrys Energy Services, leaving PEC holding only the two regulated subsidiaries, PGL and NSG.  In addition, the upgrade reflects Integrys Energy Group's guaranty of the $325 million of PEC 6.90% notes due in 2011.

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

Integrys Energy Group, WPSC, PEC, and PGL hold credit lines to back 100% of their commercial paper borrowing and letters of credit.  A significant decrease in the commercial paper credit ratings could adversely affect the companies by increasing the interest rates at which they can borrow and potentially limiting the availability of funds to the companies through the commercial paper market.  A restriction in the companies' ability to use commercial paper borrowing to meet working capital needs would require it to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of June 30, 2007 (Millions)	Total Amounts Committed	2007	2008-2009	2010-2011	2012 and Thereafter

Long-term debt principal and interest payments	$3,480.9	$64.4	$456.4	$795.6	$2,164.5
Operating lease obligations	57.6	5.5	18.0	15.9	18.2
Commodity purchase obligations	6,580.9	2,037.3	2,759.6	922.3	861.7
Purchase orders	425.9	374.9	49.9	1.1	-
Capital contributions to equity method investment	29.4	29.4	-	-	-
Minimum pension funding	422.3	38.8	87.3	40.0	256.2
Total contractual cash obligations	$10,997.0	$2,550.3	$3,371.2	$1,774.9	$3,300.6

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to Integrys Energy Group and its subsidiaries.  We record all principal obligations on the balance sheet.  Energy supply contracts at Integrys Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers.  WPSC, UPPCO, MGUC, MERC, PGL, and NSG expect to recover the costs of their contracts in future customer rates.  Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC.  Capital contributions to equity method investment consist of our commitment to fund a portion of ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line together with ATC.  Minimum pension funding represents expected pension and postretirement funding obligations.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $635.5 million at June 30, 2007, as the amount and timing of payments are uncertain.  See Note 12 to the financial statements, “Commitments and Contingencies,” for more information about our environmental liabilities.  Also, the table does not reflect any payments for our liability at June 30, 2007, for uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 11 to the financial statements, “Income Taxes,” for more information about this liability.

Capital Requirements

WPSC makes large investments in capital assets.  Net construction expenditures are expected to be approximately $833 million in the aggregate for the 2007 through 2009 period.  The largest of these expenditures is for wind generation projects (to help meet renewable energy requirements) and distribution projects (which include replacement of utility poles, transformers, meters, and other assets).  WPSC is expected to incur costs of approximately $236 million from 2007 through 2009 related to wind generation projects and approximately $272 million during the same time period for distribution projects.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin.  The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs.  In November 2005, DPC purchased a

30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale.  WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project.  WPSC will have a greater than 70% interest in these common facilities.  DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant.  As of June 30, 2007, WPSC has incurred a total cost of approximately $476 million related to its ownership interest in the project.  WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $73 million in addition to approximately $49 million to complete the funding of construction of the transmission facilities required to support Weston 4.  ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur by June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period 2007 through 2009 include approximately $75 million related to a natural gas pipeline expansion project, approximately $56 million of expenditures at WPSC generation plants to ensure continued reliability of these facilities, approximately $49 million related to environmental projects, and corporate services infrastructure projects of approximately $37 million.

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC.  Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million.  Integrys Energy Group will receive additional equity in ATC in exchange for the project funding.  Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010.  The total cost of the project is estimated at $420.3 million and it is expected that the line will be completed and placed in service in 2008.  Integrys Energy Group has the right, but not the obligation, to provide additional funding in excess of $198 million up to 50% of the revised cost estimate.  Integrys Energy Group’s future funding of the line will be reduced by the amount funded by Allete, Inc.  Allete exercised its option to fund $60 million of future capital calls for the portion of the Wausau to Duluth transmission line and had completed funding the $60 million as of February 2007.  During 2007 and through the completion of the line in 2008, Integrys Energy Group expects to fund up to approximately $56 million in equity contributions to ATC for the Wausau to Duluth transmission line.

Integrys Energy Group expects to provide additional capital contributions to ATC of approximately $76 million for the period 2007 through 2009 for other projects.

Integrys Energy Group's expected capital contributions related to ATC for 2007 through 2009 are as follows:

(Millions)	June 30, 2007

Wausau, Wisconsin, to Duluth, Minnesota, transmission line	$56.0
Other capital contributions to ATC	76.0
Total future capital contributions from 2007 to 2009 related to ATC	$132.0

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

PGL is expected to incur construction expenditures of approximately $359 million in the aggregate for the period 2007 through 2009, primarily for the natural gas pipe distribution system and underground gas storage facilities, including accelerated replacement of PGL's cast iron and ductile iron mains as discussed in the rate case filed with the ICC on March 9, 2007.

NSG is expected to incur construction expenditures of approximately $31 million in the aggregate for the period 2007 through 2009, primarily for the natural gas pipe distribution system.

Capital expenditures identified at Integrys Energy Services for 2007 through 2009 are expected to be approximately $28 million.  In 2007, Integrys Energy Services will develop a new landfill gas project, Winnebago Energy Center Development.  Winnebago Energy Center Development is a 6.5-megawatt project near Rockford, Illinois, and will consist of installing gas cleanup equipment and engines to collect and burn landfill gas at the site to generate electricity.  Integrys Energy Services plans to sell the electricity in the PJM marketplace.  The project is initially expected to cost approximately $9 million.  Other capital expenditures at Integrys Energy Services are related to scheduled major maintenance projects at Integrys Energy Services’ generation facilities and computer equipment related to business expansion and normal technology upgrades.

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

Capital Resources

As of June 30, 2007, Integrys Energy Group and each of its subsidiaries were in compliance with their respective covenants under their lines of credit and other debt obligations.

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

We expect to sell PEP by December 31, 2007.  We will use the proceeds from the sale to reduce debt.

See Note 8 "Short-Term Debt and Lines of Credit," for more information on our credit facilities and other short-term credit agreements.

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

Other Future Considerations

Services Company

As part of the regulatory approval process associated for the merger with PEC, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative and general support services to Integrys Energy Group's six regulated utilities. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g., real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply, among others. In addition, many of these same services will also be provided to Integrys Energy Group's nonregulated subsidiaries. The creation of a centralized service company will require WPSC to move many of the employees supporting these functions into the new service company along with many of the employees who provided these services from PEC, PGL, and Integrys Energy Group. Certain assets will also be transferred by affiliates (primarily WPSC, PGL, and PEC) to the service company. On June 6, 2007, the service company entity, Integrys Business Support was established.  Integrys Business Support will become an operational centralized service company upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys Energy Group.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals will relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and the methodologies for allocating the costs for these services to the entities who take these services. The required regulatory approvals or waivers were requested with the intent that the service company can become operational by January 1, 2008.  In states where action is required, prehearing conferences have been held and hearing dates have been scheduled during September and October in anticipation of year-end approvals.  Discovery from regulatory staffs and respective interveners is currently in progress.

Merger with PEC

For additional information on the merger with PEC, see Note 5, "Acquisition and Sales of Assets."

Asset Management Strategy

Integrys Energy Group continues to evaluate alternatives for the sale of the balance of its identified real estate holdings no longer needed for operation.  See Note 4, “Discontinued Operations,” in Integrys Energy Group’s Condensed Notes to Consolidated Financial Statements for more information.

Regulatory Matters and Rate Trends

To mitigate the volatility of fuel costs in 2007 and beyond, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

In WPSC's retail electric rate proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment.  The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral.  In WPSC's rate proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee.  The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee.  None of these disallowed costs were found to be imprudent by the PSCW.  Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at June 30, 2007, will be able to be collected from ratepayers.

Forecasting and monitoring of fuel costs has become increasingly difficult for both the PSCW and WPSC.  These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices.  In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSCW Chapter 116 fuel rules for large rate increases due to increased natural gas prices.  In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules.  On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to replace the trigger mechanism with a true “dead band” of 1%, which would limit a utility’s annual exposure or opportunity to a maximum of 1% of fuel costs.  Discussion with the PSCW staff and other utilities continue.

On June 29, 2006, the PSCW opened Docket 05-EI-139 to address the recovery of costs associated with the MISO Day 2 market.  Testimony has been filed and hearings were held February 13, 2007.  As of June 30, 2007, WPSC had recorded a regulatory asset of $17.9 million for unrecovered MISO Day 2 costs.  We expect the PSCW to issue an order addressing the recoverability of these costs sometime in the third quarter of 2007.  Under this order, costs deferred as of June 30, 2007, should be recoverable based on this decision.

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

In February 2004, a purported class action was filed against PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in PGL's Gas Charge reconciliation proceedings.

For additional information on the Gas Charge Reconciliation Proceedings and Related Matters, see Note 12, “Commitments and Contingencies.”

Industry Restructuring – Illinois

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

In September 2006, the Illinois Utilities, at the direction of the ICC held a power auction where competitors offered to supply full requirements wholesale service to the Illinois Utilities in order to meet the obligations of the retail customers that do not choose an alternate retail electric supplier.  Integrys Energy Services participated in the auction and was selected as one of several suppliers to supply this service to ComEd.  The results of the auction were approved by the ICC on September 15, 2006; and subsequently, on September 19, 2006, Integrys Energy Services entered into a FERC jurisdictional wholesale supply agreement that delineates this obligation.  In addition to supplying ComEd, Integrys Energy Services established itself as a significant supplier to commercial and industrial customers in Illinois retail markets.

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

The Illinois Attorney General filed a complaint at FERC on March 15, 2007, against 15 power generators and suppliers that won contracts in the auction to supply ComEd and Ameren.  Integrys Energy Services was named as it did win three tranches of approximately 50 megawatts each in the auction.

The complaint requests that FERC (a) investigate evidence of price manipulation, (b) require refunds for sales at rates that are not just reasonable, and (c) direct certain wholesale electricity suppliers to show cause why their market-based rate authority should not be revoked.  It should be noted that the ICC had already made a finding that no investigation was warranted and that a successful auction had been completed for the fixed price auction.  On June 18, 2007, numerous defendants (including Integrys Energy Services, Inc.) filed answers and motions to dismiss. The Illinois Attorney General has since asked FERC to hold the filed complaints in abeyance for another month (until September 1).

On the heels of the Illinois Attorney General’s complaint filed at the FERC, two class actions lawsuits were filed by various ratepayers in Cook County.  Those complaints essentially mirrored the Attorney General’s complaint.

On July 24, 2007, a comprehensive settlement agreement was announced between ComEd, Ameren, and various Illinois electricity generating companies.  The agreement provides for continued subsidization of residential and very small commercial customers over the next several years.  The medium and large customers that Integrys Energy Services focuses on will generally not be impacted by the settlement, allowing for continued competition.

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

-Peshtigo River Land Donation-

In closing its audit of Integrys Energy Group’s 2004 and 2005 income tax examination, the IRS issued a report denying the deduction claimed in those years related to the value of the Peshtigo River land donated to the WDNR in 2004.  Through subsequent discussion with IRS Appeals, this matter has been tentatively settled in our favor.  Subsequent to June 30, 2007, we received draft settlement documentation and adjusted tax calculations for 2004-2005 tax years.  We expect that once that settlement is concluded, we will record approximately $1 million of additional tax benefit.

-Michigan Single Business Tax-

On August 9, 2006, the Michigan legislature approved a voters' legislative initiative to repeal the Michigan Single Business Tax for tax years beginning after December 31, 2007.   This legislation was later signed into law by Michigan's Governor.   On June 28, 2007, the Michigan legislature passed a bill that will replace the Single Business Tax with an effective date of January 1, 2008.  The Governor signed the legislation on July 12, 2007.  We are reviewing the new law but have yet to determine its effect.

-Proposed Illinois Gross Receipts Tax-

On March 7, 2007, Illinois' Governor, in his budget address, proposed replacing the corporate income tax with a gross receipts tax (“GRT”).  Under this proposal, the GRT rate on goods would be 0.85% and the rate on services would be 1.95%; the GRT would not apply to businesses with sales of less than $2 million.  It is not clear which rate Integrys Energy Group would be subject to.  The tax would take effect on January 1, 2008, and the first full year of implementation would be the tax/calendar year 2008.  During this period, businesses would receive a 100% credit against corporate income taxes paid.  The personal property replacement tax would remain intact and continues to apply to partnerships and corporations.  It is unclear how existing Illinois net operating losses and Illinois corporate income tax credits will apply to the GRT.  The proposed tax would require unitary filings only with members who have an Illinois nexus and allow intercompany eliminations among these members only.  On May 11, 2007, the Illinois House of Representatives voted not to support the proposed GRT plan.

Environmental

See Note 12, "Commitments and Contingencies," in Integrys Energy Group’s Notes to Condensed Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015.  The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs.  As of June 30, 2007, approximately 4% of Integrys Energy Group’s generation in Wisconsin is from renewable sources.  Integrys Energy Group continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the “21st Century Energy Plan” to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes an alternative method of receiving pre-construction approval for significant generating plant additions versus the alternative of building a generating plant and then seeking approval for recovery of costs.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been drafted, though none have been enacted at this time.

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

MISO participants offer their generation and bid their customer load into the market on an hourly basis.  This results in net receipts from, or net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and currently provides updated settlement statements which may reflect billing adjustments and result in an increase or decrease to the net receipt from or net obligation to MISO.  The billing adjustments may or may not be recovered through the rate recovery process.  Market participants may dispute the updated settlement statements and related charges.  At the end of each month, the amount due from or payable to MISO is estimated for those operating days where a 7-day settlement statement is not yet available.  Thus, significant changes in the estimates and new information provided by MISO in subsequent settlement statements or through tariff interpretation changes could have a material impact on our results of operations with potential adjustments back to the start of the market.

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

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting.  The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems.  The primary input for natural gas and oil pricing is the settled forward price curve of the NYMEX and the ICE.  Basis pricing is derived from published indices and documented broker quotes.  Integrys Energy Services bases electric prices on published indices and documented broker quotes.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the six months ended June 30, 2007.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2006	$(4.7)	$105.2	$7.1	$107.6
Plus: Contracts assumed from the merger with PEC	-	6.9	0.5	7.4
Less: Contracts realized or settled during period	-	54.4	(7.0)	47.4
Plus: Changes in fair value of contracts in existence at June 30, 2007	1.2	26.2	(4.3)	23.1
Fair value of contracts at June 30, 2007	$(3.5)	$83.9	$10.3	$90.7

The fair value of contracts at December 31, 2006, and June 30, 2007, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates.  Contracts realized or settled during the period includes the value of contracts in existence at December 31, 2006, that were no longer included in the net mark-to-market assets as of June 30, 2007, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133.  Changes in fair value of contracts in existence at June 30, 2007, includes unrealized gains and losses on contracts that existed at December 31, 2006, and contracts that were entered into subsequent to December 31, 2006, which are included in Integrys Energy Services' portfolio at June 30, 2007, as well as gains and losses at the inception of contracts when a liquid market exists.  There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts (generally for contracts with a duration of less than five years).  The table below shows the sources of fair value and maturity of Integrys Energy Services' risk management instruments.

Integrys Energy Services Risk Management Contract Aging at Fair Value As of June 30, 2007 (Millions)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Prices actively quoted	$48.6	$22.6	$7.2	$2.1	$80.5
Prices provided by external sources	(17.7)	20.7	7.0	0.2	10.2
Total fair value	$30.9	$43.3	$14.2	$2.3	$90.7

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

Purchase Accounting

The merger with PEC was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations".  Under this statement, the purchase price paid by the acquirer, including transaction costs, is allocated to the assets and liabilities acquired as of the acquisition date based on their fair values.  The fair value of the common stock issued by Integrys Energy Group for the acquisition of PEC was determined by using the average market value of Integrys Energy Group's common stock over a five-day period, beginning two days before the announcement date of the merger.  As Integrys Energy Group announced its intent to sell PEP at the time of the closing of the merger, the PEP assets and liabilities are reported at estimated fair value less cost to sell.  Management makes assumptions of fair value based upon historical experience and information obtained from the management of the acquired company.  Assumptions may be incomplete, and unanticipated events and circumstances may occur which may affect the validity of such assumptions, estimates, or actual results.  A significant amount of goodwill resulted from the merger, which will require impairment testing on at least an annual basis.

PGL and NSG are regulated utilities; therefore, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the fair value of the majority of the assets and liabilities did not change significantly as a result of applying purchase accounting.  Pension and postretirement benefit obligations were identified at both PGL and NSG.  Liabilities of approximately $127 million and $15 million were recorded for PGL and NSG, respectively, and were offset with regulatory assets.

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

Integrys Energy Group is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries.  Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar-denominated asset and liability positions.  Integrys Energy Group's exposure to foreign currency risk was not significant at June 30, 2007, or 2006.

The total variable debt at Integrys Energy Group increased as a result of the merger with PEC, which increased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at June 30, 2007, a hypothetical increase in market interest rates of 100 basis points in 2007 would increase annual interest expense by $17.3 million.  Comparatively, based on the variable rate debt outstanding at June 30, 2006, an increase in interest rates of 100 basis points would have increased interest expense in 2006 by $8.7 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group’s exposure to the change.

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of certain of its exposures.  Integrys Energy Services' VaR calculation is utilized to quantify exposure to market risk associated with its marketing and trading portfolio (primarily natural gas and power positions), which includes near-term positions managed under its asset management strategy through tolling agreements with the merchant generating fleet, but excludes the long-dated positions created by the merchant generating fleet and associated coal, sulfur dioxide emission allowances, and other ancillary fuels.  We view long-term natural gas transportation contracts similar to physical assets and have, therefore, excluded from the VaR calculation the portion of these contracts beyond 2010 for contracts that support our retail business and beyond 2012 for contracts that support our wholesale business.

VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level.  For further explanation of our VaR calculation, see the 2006 Form 10-K.  At June 30, 2007, and June 30, 2006, Integrys Energy Services' VaR amount was calculated to be $1.2 million and $1.5 million, respectively.

The VaR for Integrys Energy Services' trading portfolio is presented in the following table:

	June	June
(Millions)	2007	2006

95% confidence level, one-day holding period	$1.2	$1.5
Average for twelve months ended	1.1	1.4
High for 12 months ended	1.2	1.7
Low for 12 months ended	0.9	1.0

The following table is a summary of the fair market value of the commodity derivatives by type used to support the PEP business.  These commodity derivatives are not reported as held for sale.

(Fair value amounts in millions of dollars)
Options	Maturity	Volumes (Mmbtu's)	Fair Value
Natural Gas	Less than 1 Year	4,332,000	$(0.3)
	1-3 Years	3,040,000	0.1
Swaps	Maturity	Volumes (Mmbtu's)	Fair Value
Natural Gas	Less than 1 Year	4,078,000	$(8.0)
	1-3 Years	829,000	(1.9)
Swaps	Maturity	Volumes (Bbl's)	Fair Value
WTI Crude Oil	Less than 1 Year	100,800	$(2.3)
	1-3 Years	18,400	(0.3)

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

Changes in Internal Controls

Integrys Energy Group considers the merger with PEC material to the results of its operations, cash flows and financial position from the date of the acquisition through June 30, 2007, and believes that the internal controls and procedures of PEC have a material effect on its internal control over financial reporting.  Integrys Energy Group is currently in the process of integrating the internal controls and procedures of PEC with its internal controls over financial reporting.  Integrys Energy Group has expanded its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include PEC.

There were no other changes in the Integrys Energy Group internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting, other than the merger with Peoples Energy.

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

Local 18007 of the Utility Workers Union of America, AFL-CIO represents union employees at PGL. The current collective bargaining agreement expires on April 1, 2008.

Local 2285 of the International Brotherhood of Electrical Workers, AFL-CIO represents union employees at NSG. The current collective bargaining agreement expires on June 30, 2008.

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

Item 4.     Submission of Matters to a Vote of Security Holders

At the May 17, 2007 Integrys Energy Group Annual Meeting of Shareholders, Ms. Pastora San Juan Cafferty, Ms. Ellen Carnahan, Mr. Michael E. Lavin, Mr. William F. Protz, Jr., and Mr. Larry L. Weyers were elected to three-year terms on the Board of Directors.  The vote was:

	Class A Directors - Term Expiring in 2010
	Cafferty	Carnahan	Lavin	Protz	Weyers

Votes For	63,507,602	63,662,561	63,635,565	63,363,185	63,580,790
Votes Withheld	2,452,909	2,297,950	2,324,946	2,597,326	2,379,721
Shares Not Voted	9,658,920	9,658,920	9,658,920	9,658,920	9,658,920
Total Shares Outstanding	75,619,431	75,619,431	75,619,431	75,619,431	75,619,431

Election of Directors requires a plurality of the votes cast at a meeting of the common shareholders at which a quorum is present.

The continuing Board members are:

Class B Directors Term Expires in 2008	Class C Directors Term Expires in 2009

Richard A. Bemis James R. Boris William J. Brodsky Albert J. Budney, Jr. Robert C. Gallagher John C. Meng	Keith E. Bailey Diana S. Ferguson Kathryn M. Hasselblad-Pascale John W. Higgins James L. Kemerling

Shareholders approved the Integrys Energy Group 2007 Omnibus Incentive Compensation Plan authorizing 3.5 million shares of common stock for future grants.  The shareholders voted as follows:

Voted	Shares
For	39,456,357
Against	9,233,898
Abstained	2,132,143
Shares Not Voted	24,797,033
Total	75,619,431

Shareholders approved the amendment to the Integrys Energy Group Deferred Compensation Plan authorizing the issuance of an additional 0.7 million shares of common stock under the plan.  The shareholders voted as follows:

Voted	Shares
For	41,922,283
Against	6,753,623
Abstained	2,146,451
Shares Not Voted	24,797,074
Total	75,619,431

Finally, shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for Integrys Energy Group and its subsidiaries for 2007.  The shareholders voted as follows:

Voted	Shares
For	63,816,629
Against	597,024
Abstained	1,546,856
Shares Not Voted	9,658,922
Total	75,619,431

Item 6.	Exhibits

The following documents are attached as exhibits:

	12.1	Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: August 8, 2007	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group