Form 10-Q
period 2007-09-30
INTEGRYS ENERGY GROUP, INC.
filed 2007-11-08
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock, $1 par value, 76,264,258 shares outstanding at November 2, 2007

______________________________________________________________________________
______________________________________________________________________________

EXHIBIT INDEX	104

2.1
Stock Purchase Agreement by and between Peoples Energy Corporation and El Paso E&P Company, L.P. dated August 16, 2007. (Incorporated by Reference to Exhibit 2.1 Integrys Energy Group’s Current Report on Form 8-K dated August 16, 2007 and filed with the SEC on August 20, 2007)

10.1	PEP Divestiture Incentive Program

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms
ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
LIFO	Last-in, first-out
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IRS	Internal Revenue Service
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

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

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, pending EPA investigations of WPSC generation facilities and the  contested case proceeding regarding the Weston 4 air permit;

●	Resolution of audits or other tax disputes with the IRS and various state, local and Canadian revenue agencies;
●	The effects, extent and timing of additional competition or regulation in the markets in which our subsidiaries operate;
●	The impact of fluctuations in commodity prices, interest rates and customer demand;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States and Canada;
●
Potential business strategies, including mergers and acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (including, but not limited to, the construction of the Weston 4 power plant and additional investment in ATC related to construction of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line);

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions, except per share data)	2007	2006	2007	2006

Nonregulated revenue	$1,556.5	$1,160.3	$4,983.2	$3,842.7
Utility revenue	566.0	394.8	2,247.6	1,183.4
Total revenues	2,122.5	1,555.1	7,230.8	5,026.1

Nonregulated cost of fuel, natural gas, and purchased power	1,488.7	1,138.9	4,803.3	3,682.5
Utility cost of fuel, natural gas, and purchased power	286.8	209.6	1,358.8	650.1
Operating and maintenance expense	218.9	114.6	657.5	353.1
Depreciation and amortization expense	52.5	32.0	143.3	88.5
Taxes other than income taxes	21.5	15.6	64.6	44.8
Operating income	54.1	44.4	203.3	207.1

Miscellaneous income	15.5	11.5	49.4	34.7
Interest expense	(48.2)	(29.1)	(127.2)	(69.8)
Minority interest	-	1.4	0.1	3.8
Other expense	(32.7)	(16.2)	(77.7)	(31.3)

Income before taxes	21.4	28.2	125.6	175.8
Provision for income taxes	9.8	0.2	36.4	46.6
Income from continuing operations	11.6	28.0	89.2	129.2

Discontinued operations, net of tax	32.3	12.2	79.3	7.6
Income before preferred stock dividends of subsidiary	43.9	40.2	168.5	136.8

Preferred stock dividends of subsidiary	0.7	0.7	2.3	2.3
Income available for common shareholders	$43.2	$39.5	$166.2	$134.5

Average shares of common stock
Basic	76.2	43.3	70.0	41.9
Diluted	76.5	43.4	70.2	42.0

Earnings per common share -- basic
Income from continuing operations	$0.14	$0.63	$1.24	$3.03
Discontinued operations, net of tax	$0.43	$0.28	$1.13	$0.18
Earnings per common share -- basic	$0.57	$0.91	$2.37	$3.21

Earnings per common share -- diluted
Income from continuing operations	$0.14	$0.63	$1.24	$3.02
Discontinued operations, net of tax	$0.42	$0.28	$1.13	$0.18
Earnings per common share -- diluted	$0.56	$0.91	$2.37	$3.20

Dividends per common share declared	$0.660	$0.575	$1.903	$1.705

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$256.3	$23.2
Restricted cash	-	22.0
Accounts receivable - net of reserves of $61.1 and $17.0, respectively	1,042.6	1,037.3
Accrued unbilled revenues	196.6	184.8
Inventories	761.7	456.3
Current assets from risk management activities	922.3	1,068.6
Deferred income taxes	2.4	-
Assets held for sale	-	6.1
Other current assets	132.3	129.1
Current assets	3,314.2	2,927.4

Property, plant, and equipment, net of accumulated depreciation of $2,609.4 and $1,427.8,
respectively	4,364.7	2,534.8
Regulatory assets	1,197.3	417.8
Long-term assets from risk management activities	413.7	308.2
Goodwill	943.0	303.9
Pension assets	93.7	-
Other	433.8	369.6
Total assets	$10,760.4	$6,861.7

Liabilities and Shareholders' Equity
Short-term debt	$442.8	$722.8
Current portion of long-term debt	54.9	26.5
Accounts payable	956.8	949.4
Current liabilities from risk management activities	910.0	1,001.7
Accrued taxes	253.9	9.8
Deferred income taxes	-	3.1
Other current liabilities	447.3	193.1
Current liabilities	3,065.7	2,906.4

Long-term debt	2,143.0	1,287.2
Deferred income taxes	403.7	97.6
Deferred investment tax credits	38.5	13.6
Regulatory liabilities	297.5	301.7
Environmental remediation liabilities	615.5	95.8
Pension and postretirement benefit obligations	325.6	188.6
Long-term liabilities from risk management activities	352.8	264.7
Asset retirement obligations	138.4	10.1
Other	147.0	111.3
Long-term liabilities	4,462.0	2,370.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	3,181.6	1,533.6
Total liabilities and shareholders' equity	$10,760.4	$6,861.7

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2007	2006
Operating Activities
Income before preferred stock dividends of subsidiary	$168.5	$136.8
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(79.3)	(7.6)
Depreciation and amortization	143.3	88.5
Recovery of Kewaunee outage expenses	15.5	9.4
Refund of non-qualified decommissioning trust	(57.0)	(41.3)
Recoveries and refunds of other regulatory assets and liabilities	26.0	19.5
Unrealized gains on nonregulated energy contracts	(19.4)	(19.1)
Pension and postretirement expense	51.4	38.6
Pension and postretirement funding	(25.4)	(25.3)
Deferred income taxes and investment tax credit	(114.1)	48.9
Gains due to settlement of contracts pursuant to the merger with PEC	(4.0)	-
Gain on the sale of interest in Guardian Pipeline, LLC	-	(6.2)
Gain on the sale of WPS ESI Gas Storage, LLC	-	(9.0)
Gain on the sale of partial interest in synthetic fuel operation	(2.1)	(5.6)
Equity income, net of dividends	3.8	10.5
Other	(23.2)	15.1
Changes in working capital
Receivables, net	697.7	275.0
Inventories	(181.0)	(150.5)
Other current assets	56.2	(33.0)
Accounts payable	(434.4)	(256.7)
Other current liabilities	87.5	(12.1)
Net cash provided by operating activities	310.0	75.9

Investing Activities
Capital expenditures	(250.5)	(254.7)
Proceeds from the sale of property, plant and equipment	6.8	3.9
Purchase of equity investments and other acquisitions	(54.8)	(55.0)
Proceeds on the sale of interest in Guardian Pipeline, LLC	-	38.5
Proceeds on the sale of WPS ESI Gas Storage, LLC	-	19.9
Cash paid for transaction costs pursuant to the merger with PEC	(14.0)	(3.4)
Acquisition of natural gas operations in Michigan and Minnesota	1.9	(665.6)
Restricted cash for repayment of long-term debt	22.0	-
Transmission interconnection	(23.9)	(4.5)
Other	8.5	4.7
Net cash used for investing activities	(304.0)	(916.2)

Financing Activities
Short-term debt, net	(489.1)	792.1
Gas loans, net	3.7	(71.6)
Repayment of long-term debt	(23.8)	(1.4)
Payment of dividends
Preferred stock	(2.3)	(2.3)
Common stock	(126.9)	(71.3)
Issuance of common stock	36.0	158.2
Other	5.6	(0.2)
Net cash provided by (used for) financing activities	(596.8)	803.5

Change in cash and cash equivalents - continuing operations	(590.8)	(36.8)
Change in cash and cash equivalents - discontinued operations
Net cash provided by operating activities	24.3	24.5
Net cash provided by investing activities	799.6	16.4
Change in cash and cash equivalents	233.1	4.1
Cash and cash equivalents at beginning of period	23.2	27.7
Cash and cash equivalents at end of period	$256.3	$31.8

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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

Reclassifications

Condensed Consolidated Balance Sheet

Customers electing a budget payment plan had a credit balance of $49.2 million at December 31, 2006.  Since this balance is subject to change based upon the amount of future billings, this balance was reclassified from accounts payable to other current liabilities to conform to the September 30, 2007 presentation.

Condensed Consolidated Statements of Income

For the three and nine months ended September 30, 2006, $4.3 million and $12.1 million, respectively, of software and intangible asset amortization expense was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the presentation for the three and nine months ended September 30, 2007.

Condensed Consolidated Statement of Cash Flows

The reclassifications discussed above related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income were also reflected as reclassifications in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006.  These reclassifications had no impact on total operating, investing, or financing activities.

Dispositions

PEP's results of operations and cash flows were recorded as discontinued operations for the three and nine months ended September 30, 2007.  The sale of PEP was completed in September 2007.  Refer to Note 4, "Discontinued Operations," for more information.

WPS Niagara Generation, LLC's (Niagara's) results of operations and cash flows were reclassified as discontinued operations for the three and nine months ended September 30, 2006, consistent with the 2007 presentation.  The sale of Niagara was completed in January 2007.  Refer to Note 4, "Discontinued Operations," for more information.

Sunbury Generation, LLC's (Sunbury's) results of operations and cash flows were recorded as discontinued operations for the three and nine months ended September 30, 2006.  The sale of Sunbury was completed in July 2006.  Refer to Note 4, "Discontinued Operations," for more information.

Mergers and Acquisitions

Effective February 21, 2007, the merger with PEC was consummated and the assets and liabilities, results of operations, and cash flows of PEC, were included in Integrys Energy Group's Condensed Consolidated Financial Statements commencing February 22, 2007.  See Note 5, "Acquisitions and Sales of Assets," for more information.

The assets and liabilities, results of operations, and cash flows of MGUC and MERC were included in Integrys Energy Group's Condensed Consolidated Financial Statements effective April 1, 2006, and July 1, 2006, respectively.  See Note 5, "Acquisitions and Sales of Assets," for more information.

NOTE 2--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2007	2006
Cash paid for interest	$88.5	$56.6
Cash paid for income taxes	$30.0	$37.7

Significant non-cash transactions were as follows:

Nine Months Ended September 30
(Millions)	2007	2006
Weston 4 construction costs funded through accounts payable	$29.8	$36.4
Equity issued for net assets acquired in PEC merger	1,556.1	-
Realized gain on settlement of contracts due to PEC merger	4.0	-

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of September 30, 2007, and December 31, 2006:

	Assets		Liabilities
(Millions)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Utility Segments
Commodity contracts	$10.1	$5.9	$54.8	$12.1
Financial transmission rights	20.4	14.3	6.2	2.0
Cash flow hedges – commoditycontracts	-	-	0.6	-
Nonregulated Segments
Commodity and foreign currency contracts	1,268.3	1,237.7	1,173.9	1,195.4
Fair value hedges
Commodity contracts	2.2	11.0	0.1	0.3
Interest rate swaps	-	-	0.7	-
Cash flow hedges
Commodity contracts	35.0	107.9	23.1	53.3
Interest rate swaps	-	-	3.4	3.3
Total	$1,336.0	$1,376.8	$1,262.8	$1,266.4
Balance Sheet Presentation
Current	$922.3	$1,068.6	$910.0	$1,001.7
Long-term	413.7	308.2	352.8	264.7
Total	$1,336.0	$1,376.8	$1,262.8	$1,266.4

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

Utility Segments

Derivative instruments at the utilities are entered into in accordance with the terms of the risk management policies approved by Integrys Energy Group's Board of Directors and, if applicable, by the respective regulators.  For most energy-related physical and financial derivatives in our regulated operations, our regulators allow the effects of mark-to-market accounting to be deferred as regulatory assets and liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

The derivatives listed in the above table as "commodity contracts" include a limited number of electric and natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by both the electric and natural gas utility segments to mitigate the risk associated with market price volatility of natural gas.  The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "financial transmission rights."

Additionally, PGL uses derivatives to hedge changes in the price of natural gas used to support operations.  These instruments are designated as cash flow hedges, which allow for the effective portion of the unrealized change in value during the life of the hedge to be recorded in comprehensive income, net of taxes.  Commodity contracts that are designated as cash flow hedges extend through November 2008.  Cash flow hedge ineffectiveness recorded in operating and maintenance expense on the Condensed Consolidated Statements of Income related to these commodity contracts was insignificant for the three and nine months ended September 30, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the hedged transactions occur or if it becomes probable that the hedged transaction will not occur.  The amount to be recognized in earnings over the next 12 months as the hedged transactions occur is insignificant.

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges under generally accepted accounting principles are primarily commodity contracts used to manage price risk associated with natural gas and electric energy purchase and sale activities and foreign currency contracts used to manage foreign currency exposure related to Integrys Energy Services' Canadian operations.  In addition, Integrys Energy Services entered into interest rate swaps associated with long-term storage contracts as well as a series of derivative contracts (options) covering a specified number of barrels of oil in order to manage exposure to the risk of an increase in oil prices that could result in a phase-out of Section 29/45K federal tax credits from Integrys Energy Services' investment in a synthetic fuel production facility in 2007.  See Note 12, "Commitments and Contingencies," for more information.  Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

In the second quarter of 2006, Integrys Energy Services began entering into a limited number of derivative energy contracts with terms that extend as long as 12 years.  Observable market data is not available for the longer-dated portion (i.e., periods greater than five years) ("the unobservable periods") of these contracts and, therefore, Integrys Energy Services had valued the unobservable periods of these contracts at zero.  In the third quarter of 2007, Integrys Energy Services determined that this approach was inappropriate under generally accepted accounting principles and began to use internally developed pricing data to estimate the fair value of such unobservable periods.  The cumulative effect related to prior periods was an increase in income from continuing operations and income available for common shareholders of $2.0 million, net of taxes. Management has determined that this amount is not material to prior periods or the quarter ended September 30, 2007.  The determination of fair value for these derivative contracts is subjective and requires significant management judgment.

Our nonregulated segments also enter into commodity derivative contracts that are designated as either fair value or cash flow hedges.  Integrys Energy Services uses fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended September 30, 2007, and 2006.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the nine months ended September 30, 2007, and was a pre-tax gain of $3.1 million for the nine months ended September 30, 2006.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax loss of $9.8 million during the three months ended September 30, 2007, and was not significant during the three months ended September 30, 2006.  The amount excluded was a pre-tax loss of $6.7 million during the nine months ended September 30, 2007, and was not significant during the nine months ended September 30, 2006.

Commodity contracts that are designated as cash flow hedges extend through December 2011, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas, oil, and electricity.  To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was not significant for the three months ended September 30, 2007, and was a pre-tax gain of $4.9 million for the three months ended September 30, 2006.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax loss of $5.7 million for the nine months ended September 30, 2007, and a pre-tax gain of $9.0 million for the nine months ended September 30, 2006.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur.  During the three and nine months ended September 30, 2007, and 2006, the amounts reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions were not significant.  In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax gain of $13.6 million will be recognized in earnings as the hedged transactions occur.  We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

As a result of the merger with PEC, Integrys Energy Group assumed a fixed to floating interest rate swap.  This swap is designated as a fair value hedge and is used to hedge the changes in fair value of $50.0 million of PEC Series A 6.9% notes due January 15, 2011, from movements in interest rates.  The change in the fair value of this hedge is recognized currently in earnings, as are the changes in fair value of the hedged notes.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three and nine months ending September 30, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.

NOTE 4--DISCONTINUED OPERATIONS

PEP

In September 2007, Integrys Energy Group completed the sale of PEP, its oil and natural gas production subsidiary acquired in the merger with PEC, for approximately $879 million, subject to post closing adjustments.  The gain recorded was $22.7 million pre-tax, or $13.7 million after-tax, and was included as a component of discontinued operations.  The gain related to PEP is subject to change related to post closing adjustments.

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to PEP was as follows:

(Millions)	Three Months Ended September 30, 2007	February 22, 2007 through September 30, 2007
Nonregulated revenue	$43.4	$114.2
Operating and maintenance expense	12.5	28.5
Gain on PEP sale	22.7	22.7
Taxes other than income	1.4	5.1
Other expense	0.1	0.1
Income before taxes	52.1	103.2
Provision for income taxes	19.7	38.6
Discontinued operations, net of tax	$32.4	$64.6

It has been Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  For the period ended September 30, 2007, PEP did not have any external debt obligations.

WPS Niagara Generation, LLC

In January 2007, Integrys Energy Services completed the sale of WPS Niagara Generation, LLC, which owned a 50-megawatt merchant generation facility located near Niagara Falls, New York, for approximately $31 million.  The gain recorded in 2007 was $24.6 million pre-tax, or $14.7 million after-tax, and was included as a component of discontinued operations.  This facility was a merchant facility and sold power on a wholesale basis when market conditions were economically favorable.

The major classes of assets held for sale at December 31, 2006, for Niagara were as follows:

(Millions)	December 31, 2006
Inventories	$0.4
Property, plant, and equipment, net	4.6
Other assets	1.1
Total assets held for sale	$6.1

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to Niagara were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(Millions)	2007	2006	2006
Nonregulated revenue	$1.5	$14.8	$5.7
Nonregulated cost of fuel, natural gas, and purchased power	1.0	9.6	3.5
Operating and maintenance expense	0.5	4.1	1.0
Gain on Niagara sale	24.6	.-	-
Depreciation and amortization expense	-	0.3	0.1
Taxes other than income	-	0.2	0.1
Other income	-	0.2	-
Income before taxes	24.6	0.8	1.0
Provision for income taxes	9.9	0.3	0.3
Discontinued operations, net of tax	$14.7	$0.5	$0.7

Sunbury Generation, LLC

In July 2006, Integrys Energy Services completed the sale of Sunbury Generation, LLC.  Sunbury Generation's primary asset was the Sunbury generation plant located in Pennsylvania.  The gain recorded in 2006 was $20.8 million pre-tax, or $12.7 million after-tax, and was included as a component of discontinued operations. This facility sold power on a wholesale basis when market conditions were economically favorable.

A summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to Sunbury were as follows:

(Millions)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Nonregulated revenue	$9.8	$69.2
Nonregulated cost of fuel, natural gas, and purchased power	11.3	61.6
Operating and maintenance expense	1.2	17.2
Gain on Sunbury Generation, LLC sale	20.8	20.8
Depreciation and amortization expense	.-	0.3
Taxes other than income	0.2	0.3
Other income	.-	0.1
Income before taxes	17.9	10.7
Income tax provision	6.4	3.6
Discontinued operations, net of tax	$11.5	$7.1

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

Merger with PEC

Effective February 21, 2007, the merger with PEC was consummated.  The merger was accounted for under the purchase method of accounting, with Integrys Energy Group treated as the acquirer.  The purchase price was approximately $1.6 billion (as shown in the table below).  Pursuant to the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The results of operations attributable to PEC are included in the Condensed Consolidated Financial Statements from February 22, 2007, through September 30, 2007.

PEC is a diversified energy company which consisted of three primary business segments at the date of the merger: natural gas distribution, oil and natural gas production, and energy marketing.  As discussed in Note 4 "Discontinued Operations," the oil and natural gas production business (PEP) was sold in September 2007.  PEC's two natural gas utilities (PGL and NSG), store, distribute, sell, and transport natural gas in northeastern Illinois.  The nonregulated energy marketing business, which is now included in Integrys Energy Services' operations, sells natural gas and power and provides a portfolio of products to manage the energy needs of commercial, industrial, and residential customers.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed.  The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired was allocated to identifiable intangible assets, with the remainder then allocated to goodwill.  The fair values set forth below are preliminary and are subject to adjustment as final appraisals and additional valuation studies are completed.  The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(Millions)
Current assets	$959.2
Assets held for sale (PEP)	769.5
Property, plant, and equipment, net	1,740.9
Regulatory assets	569.7
Goodwill	639.6
Other long-term assets	183.8
Total assets	4,862.7

Current liabilities	1,237.1
Liabilities held for sale (PEP)	39.0
Long-term debt	860.2
Regulatory liabilities	18.6
Other long-term liabilities	1,127.8
Total liabilities	3,282.7
Net assets acquired/purchase price	$1,580.0

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

The $3.8 million decrease in goodwill, from $643.4 million at June 30, 2007, to $639.6 million at September 30, 2007, was driven by revisions to initial purchase price allocations recorded in conjunction with the PEC merger.  None of the goodwill is deductible for tax purposes.

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan is being implemented, which includes a process to eliminate duplicative jobs within Integrys Energy Group.  Specific costs associated with the termination of employees at PEC (the acquired company) who were or will be involuntarily terminated as a result of the merger have been accounted for in accordance with Emerging Issues Task Force Issue No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination."  Included in the table above is a $1.2 million liability related to these involuntary terminations.  The following table summarizes the activity related to the specific costs associated with the termination of these employees for the periods ended September 30, 2007.

(Millions)	Three Months Ended September 30, 2007	February 22, 2007 through September 30, 2007
Accrued employee severance costs at beginning of period	$5.0	$-
Adjustments to accrual	(3.7)	1.4
Cash payments	(0.1)	(0.2)
Severance cost reserve at September 30, 2007	$1.2	$1.2

Adjustments have been made to the initial liability recognized to reflect Integrys Energy Group's September 30, 2007 estimate of its obligation to employees who have been or will be involuntarily terminated. The reduction in the severance cost reserve above is primarily due to the fact that a larger number of employees voluntarily terminated their employment than originally anticipated.

Also in connection with the restructuring plan being implemented, Integrys Energy Group has incurred, and expects to continue to incur the rest of 2007, restructuring costs associated with the voluntary termination of employees, relocation of employees, and other costs directly related to restructuring initiatives being implemented.  Liabilities recorded under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," are recorded at the communication date in accordance with this statement and charged to operating and maintenance expense.  The following table summarizes the activity related to costs incurred under SFAS No. 146 and SFAS No. 88 for the period February 22, 2007, through September 30, 2007.

(Millions)	Total
Accrued employee severance costs at beginning of period	$-
Severance expense recorded	5.2
Cash payments	(1.1)
Severance cost reserve at September 30, 2007	$4.1

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

Supplemental Pro Forma information

The following table provides supplemental pro forma results of operations for Integrys Energy Group for the nine months ended September 30, 2007, as if the acquisition of PEC had been completed at January 1, 2007.  The following table also includes supplemental pro forma results of operations for Integrys Energy Group for the nine and three months ended September 30, 2006, as if the acquisition of PEC and the Michigan and Minnesota natural gas distribution operations from Aquila had been completed at January 1, 2006.    Pro forma results are presented for informational purposes only and are not necessarily indicative of the actual results that would have resulted had the acquisitions actually occurred on January 1, 2007, and January 1, 2006.

	Pro Forma for the Nine Months Ended		Pro Forma for the Three Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2007	2006	2006
Total revenues	$7,936.1	$7,130.8	$1,898.4
Income (loss) from continuing operations	119.3	108.5	(7.2)
Income available for common shareholders	198.3	139.3	16.7
Basic earnings (loss) per share – continuing operations	$1.54	$1.59	$(0.10)
Basic earnings per share	$2.61	$2.08	$0.20
Diluted earnings (loss) per share – continuing operations	$1.53	$1.58	$(0.10)
Diluted earnings per share	$2.60	$2.07	$0.20

Pro forma income for the three and nine months ended September 30, 2006, includes a pre-tax charge of $15.6 million (approximately $9.4 million after-tax), related to PEC's settlement with the Illinois Commerce Commission related to the natural gas charge reconciliation proceedings for fiscal years 2001-2004.

NOTE 6-- NATURAL GAS IN STORAGE

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  Due to seasonality requirements, PGL and NSG expect interim reductions in LIFO layers to be replenished by year-end.  At September 30, 2007, all LIFO layers were replenished and the LIFO liquidation credit balance was zero.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows goodwill recorded by Integrys Energy Group as of September 30, 2007, and December 31, 2006:

(Millions)	September 30, 2007	December 31, 2006
Natural Gas Utility segment	$928.3	$303.9
Integrys Energy Services	14.7	-
Total goodwill by segment	$943.0	$303.9

Integrys Energy Group had the following changes to the carrying amount of goodwill during the nine months ended September 30, 2007:

(Millions)
Goodwill recorded at December 31, 2006	$303.9
Combined purchase accounting adjustments for MGUC and MERC	(0.5)
Goodwill associated with PEC merger	639.6
Goodwill recorded at September 30, 2007	$943.0

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets.  Information in the tables below relates to purchased identifiable intangible assets for the periods indicated.

(Millions)	September 30, 2007				December 31, 2006
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
Customer related	$32.7	$(8.1)	$24.6	(1)	$12.2	$(4.3)	$7.9
Natural gas and electric contract assets(2)	60.1	(23.6)	36.5	(3)	-	-	-
Natural gas and electric contract liabilities(2)	(33.2)	11.5	(21.7	)(4)	-	-	-
Emission allowances(5)	2.4	(0.1)	2.3		5.0	(0.8)	4.2
Other	3.4	(1.1)	2.3		3.9	(0.8)	3.1
Total	$65.4	$(21.4)	$44.0		$21.1	$(5.9)	$15.2

(1) Includes customer relationship assets associated with both PEC's nonregulated retail natural gas and electric operations and MERC's non-utility home services business.  The remaining weighted average amortization period for customer related intangible assets is approximately eight years.

(2) Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, and as a result, were recorded as intangible assets.

(3) Consists of both short-term and long-term intangible assets related to customer contracts in the amount of $26.6 million and $9.9 million, respectively, which have a weighted average amortization period of 1.3 years.

(4) Consists of both short-term and long-term intangible liabilities related to customer contracts in the amount of $7.2 million and $14.5 million, respectively, which have a weighted average amortization period of 3.0 years.

(5) Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense for all intangibles (except for the natural gas and electric contracts, which are discussed below), in the aggregate, for the three months ended September 30, 2007 and 2006, was $1.7 million and $0.4 million, respectively.  Intangible asset amortization expense for all intangibles (except for the natural gas and electric contracts), in the aggregate, for the nine months ended September 30, 2007 and 2006, was $4.1 million and $1.3 million, respectively.  The increase in amortization expense in 2007 primarily related to customer relationship assets associated with PEC's nonregulated retail and electric operations and MERC's non-utility home services business.

Amortization expense for the next five fiscal years is estimated as follows:

(Millions)
For three months ending December 31, 2007	$1.5
For year ending December 31, 2008	5.1
For year ending December 31, 2009	4.3
For year ending December 31, 2010	3.6
For year ending December 31, 2011	3.0

The effect of purchase accounting related to the natural gas and electric contracts is recorded as a component of nonregulated fuel, natural gas, and purchased power and is not included in the table above.  Amortization of these contracts for the three months ended September 30, 2007, resulted in a reduction to nonregulated fuel, natural gas, and purchased power in the amount of $3.2 million.  Amortization of these contracts for the nine months ended September 30, 2007, resulted in an increase to nonregulated fuel, natural gas, and purchased power in the amount of $12.1 million.  Estimated future amortization of these contracts will increase nonregulated cost of fuel, natural gas, and purchased power by $9.1 million in 2007 and $13.3 million in 2008.  The estimated future amortization of these contracts will decrease nonregulated cost of fuel, natural gas, and purchased power by $2.9 million in 2009, $2.7 million in 2010, and $1.9 million in 2011.  The amortization of the contracts substantially offsets the PEC margin that would have been recognized related to these contracts absent the merger.

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt and lines of credit.  The merger with PEC increased Integrys Energy Group's short-term credit capacity by $675 million.

(Millions)	Maturity	September 30, 2007	December 31, 2006
Credit agreements and revolving notes
Revolving credit facility (Integrys Energy Group)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group)	6/09/11	500.0	500.0
Bridge credit facility (Integrys Energy Group)(1)	9/05/07	-	121.0
Revolving credit facility (WPSC)	6/02/10	115.0	115.0
Revolving credit facility (PEC)(2)	6/13/11	400.0	-
Revolving credit facility (PGL)(3)	7/12/10	250.0	-
Revolving credit facility (Integrys Energy Services)(4)	4/18/08	150.0	150.0
Revolving short-term notes payable (WPSC)(5)	11/13/07	10.0	-
Revolving short-term notes payable (WPSC)	5/13/07	-	10.0
Uncommitted credit line (PEC(6)	10/01/07	25.0	-
Uncommitted secured cross-exchange agreement (Integrys Energy Services)	4/15/08	25.0	-
Total short-term credit capacity		1,975.0	1,396.0

Less:
Uncollateralized portion of gross margin credit agreement		14.1	-
Letters of credit issued inside credit facilities		127.3	152.4
Loans outstanding under the credit agreements		125.9	160.0
Commercial paper outstanding (7)		316.9	562.8
Accrued interest or original discount on outstanding commercial paper		0.1	0.7
Available capacity under existing agreements		$1,390.7	$520.1

(1)	Matured on 9/05/2007.

(2)	Provides backup for PEC's commercial paper borrowing program.

(3)	Provides backup for PGL's seasonal commercial paper borrowing program.

(4)	Maturity was initially on 04/25/2007, was extended to 10/19/2007, and has been renewed to 04/18/2008.

(5)	Facility is renewed every six months.

(6)	Matured on 10/01/2007 and was not renewed or extended.

(7)	A portion of the proceeds from the sale of PEP in September 2007 were used to reduce the commercial paper borrowings.

Integrys Energy Group's short-term borrowings consist of sales of commercial paper backed by the unsecured revolving credit facilities (discussed above), as well as short-term notes as shown below.

(Millions)	September 30, 2007	December 31, 2006
Commercial paper outstanding	$316.9	$562.8
Average discount rate on outstanding commercial paper	5.53%	5.43%
Short-term notes payable outstanding	$125.9	$160.0
Average interest rate on short-term notes payable	5.3%	5.56%
Available (unused) lines of credit	$1,390.7	$520.1

The commercial paper at September 30, 2007, had varying maturity dates ranging from October 1, 2007, through October 9, 2007.

NOTE 9--LONG-TERM DEBT

(Millions)			September 30, 2007	December 31, 2006
WPSC(1)			$622.1	$644.1
UPPCO(2)			13.5	13.5
PEC
Unsecured senior note
Series	Year Due
A, 6.90%	2011		325.0	-
Fair value hedge adjustment			(0.7)	-
PGL (3), (4)
Fixed first and refunding mortgage bonds
Series	Year Due
HH, 4.75%	2030	adjustable after July 1, 2014	50.0	-
KK, 5.00%	2033		50.0	-
LL, 3.05%	2033	adjustable after February 1, 2008	50.0	-
MM-2, 4.00%	2010		50.0	-
NN-2, 4.625%	2013		75.0	-
QQ, 4.875%	2038	adjustable after November 1, 2018	75.0	-
RR, 4.30%	2035	adjustable after June 1, 2016	50.0	-
Adjustable first and refunding mortgage bonds
Series	Year Due
OO	2037		51.0	-
PP	2037		51.0	-
NSG
First mortgage bonds
Series	Year Due
M, 5.00%	2028		29.1	-
N-2, 4.625%	2013		40.0	-
Integrys Energy Group(5)			550.0	550.0
Unsecured term loan due 2010 – Integrys Energy Group			65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets			12.2	13.7
Other term loan			27.0	27.0
Senior secured note			1.9	2.0
Total			2,187.7	1,315.9
Unamortized discount and premium on bonds and debt			10.2	(2.2)
Total debt			2,197.9	1,313.7
Less current portion			(54.9)	(26.5)
Total long-term debt			$2,143.0	$1,287.2

(1) In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds.  There have been no other changes to WPSC's long-term debt in 2007.

(2) There has been no change to this facility in 2007.

(3) The $50.0 million 3.05% Series LL bonds at PGL, which will mature February 1, 2033, were originally issued in a term mode and for a five-year period.  These bonds are subject to a mandatory tender for purchase for remarketing on February 1, 2008, and, as a result, are presented as current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at September 30, 2007.

(4) PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, and $51.0 million of Adjustable Rate, Series PP bonds, due October 1, 2037, which are currently in a 35-day Auction Rate Mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for the period beginning February 22, 2007, and ending September 30, 2007, was 3.74% and 3.76% for Series OO and PP bonds, respectively.

(5) There has been no change in Integrys Energy Group's long-term-debt facilities in 2007.

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

NOTE 10--ASSET RETIREMENT OBLIGATIONS

As a result of the merger with PEC, the natural gas utility segment recorded additional asset retirement obligations related to distribution pipe removal (including asbestos and PCBs contained in pipes) and asbestos in property.

The following table shows changes to the asset retirement obligations of Integrys Energy Group through September 30, 2007.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2006	$9.4	$0.7	$10.1
Asset retirement obligations from merger with PEC	123.8	-	123.8
Asset retirement obligations transferred in sale	(0.2)	-	(0.2)
Accretion	4.7	-	4.7
Asset retirement obligations at September 30, 2007	$137.7	$0.7	$138.4

NOTE 11--INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 2007, were 45.8% and 29.0%, respectively, while the effective tax rates for the three and nine months ended September 30, 2006, were 0.7% and 26.5%, respectively.  Integrys Energy Group's provision for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting."  Accordingly, our interim effective tax rate reflects our projected annual effective tax rate.  The effective tax rate differs from the federal tax rate of 35%, primarily due to the effects of Section 29/45K federal tax credits related to Integrys Energy Services' ownership in a synthetic fuel production facility and state income taxes.

Effective January 1, 2007, Integrys Energy Group adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109."  The cumulative effect of adopting FIN 48 was a decrease of $0.1 million to the January 1, 2007, retained earnings balance.

At January 1, 2007, Integrys Energy Group's liability for uncertain tax positions was $3.7 million.  As of September 30, 2007, Integrys Energy Group's liability had increased $3.5 million to $7.2 million.  The increase was primarily due to a $10.3 million liability for uncertain tax positions assumed in the merger with PEC, partially offset by decreases of $4.1 million related to uncertain tax positions for current year activity associated with Integrys Energy Group's inventory of uncertain tax positions and $2.7 million related to the settlement of uncertain tax positions related to prior years.

The liabilities for uncertain tax positions also include amounts accrued for interest and penalties.  At January 1, 2007, Integrys Energy Group's liability for the possible payment of interest related to uncertain tax positions was $0.1 million and its liability for the possible payment of penalties related to uncertain tax positions was $0.1 million.  As a result of the merger with PEC, Integrys Energy Group assumed additional liabilities for possible payment of interest of $3.3 million and penalties of $0.6 million.  Integrys Energy Group recognized a reduction in liabilities of $0.8 million for the possible payment of interest and a reduction of $0.4 million for penalties for the nine months ended September 30, 2007.

With the adoption of FIN 48, Integrys Energy Group now records penalties and interest related to income taxes as a component of income tax expense.  Prior to January 1, 2007, Integrys Energy Group had recorded interest and penalties as a component of income before taxes.

At January 1, 2007, unrecognized tax benefits of $2.8 million could affect Integrys Energy Group's effective tax rate if recognized in subsequent periods.

Subsidiaries of Integrys Energy Group file income tax returns in the United States federal jurisdiction, in various United States state and local jurisdictions, and in Canada.  With a few exceptions (major exceptions listed below), Integrys Energy Group is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2003.

•	Wisconsin Department of Revenue – WPSC has agreed to statute extensions for tax years covering 1996-2002.
•
Illinois Department of Revenue – PEC and consolidated subsidiaries have agreed to statute extensions for tax years covering 2001-2004.  The extensions for tax years covering 2001-2002 expire March 31, 2008, and the extensions for tax years covering 2003-2004 expire December 31, 2008.

•
United States IRS – PEC and consolidated subsidiaries have agreed to statute extensions for tax years covering 1999-2004.  The extensions for tax years covering 1999-2003 expire September 30, 2008, and the extension covering the 2004 tax year expires June 30, 2009.

Integrys Energy Group has closed examinations for the following major jurisdictions for the following tax years:

•
United States IRS  – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

•	United States IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have settled all issues for 2004 and 2005.
•
United States IRS – PEC and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals for potential resolution.

Integrys Energy Group has open examinations for the following major jurisdictions for the following tax years:

•	United States IRS – PEC and consolidated subsidiaries have an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – PEC and combined subsidiaries have an open examination for the 2001-2006 tax years.
•	Wisconsin Department of Revenue – WPSC has an open examination for the 1996-2001 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.  We do expect to settle several of the examinations listed above within the next 12 months and estimate a reduction in the FIN 48 tax liability of $2.7 million.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase obligations that have various quantity requirements and durations. MGUC, MERC, PGL, and NSG have obligations to sell natural gas to their customers, and WPSC has obligations to sell both natural gas and electricity to its customers.  WPSC, UPPCO, MGUC, MERC, PGL, and NSG expect to recover costs related to these obligations in future customer rates.  Additionally, the majority of the energy supply contracts entered into by Integrys Energy Services are to meet its obligations to deliver energy to customers.  The obligations described below are as of September 30, 2007.

•
WPSC has obligations related to coal and transportation that extend through 2016 and total $437.7 million.  Through 2016, WPSC has obligations of $1.3 billion for either capacity or energy related to purchased power.  Natural gas supply and transportation obligations total $94.3 million and extend through 2017.  WPSC has obligations for other commodities totaling $6.1 million, which extend through 2012.

•	UPPCO has obligations for the purchase of commodities, mainly capacity or energy related to purchased power, which total $27.0 million and extend through 2010.

•	MGUC has obligations related to natural gas supply and transportation contracts totaling $132.9 million, some of which extend through 2019.

•	MERC has obligations related to natural gas supply and transportation contracts totaling $217.6 million, some of which extend through 2014.

•	PGL has obligations related to natural gas supply and transportation contracts that total $312.6 million and extend through 2017.

•	NSG has obligations related to natural gas supply and transportation contracts that total $61.3 million and extend through 2017.

•
Integrys Energy Services has obligations related to energy supply contracts that extend through 2018 and total $4.3 billion.  The majority of these obligations end by 2009, with obligations totaling $582.1 million extending from 2010 through 2018.

Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $378.0 million at September 30, 2007.  A significant portion of these commitments relate to large construction projects.

Environmental

EPA Section 114 Request

In 2000, WPSC received a request from the EPA under Section 114 of the Clean Air Act, seeking information related to work performed on the coal-fired boilers located at WPSC's Pulliam and Weston electric generation stations.  WPSC filed a response with the EPA in early 2001.

In May 2002, WPSC received a follow-up request from the EPA seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on WPSC's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2.  WPSC filed a final response to the EPA's follow-up request in June 2002.

In 2000 and 2002, Wisconsin Power and Light Company ("WP&L") received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company, and WPSC).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

Depending upon the results of the EPA's review of the information provided by WPSC and WP&L, the EPA may perform any of the following:

•	issue notices of violation, ("NOV") asserting that a violation of the Clean Air Act occurred,
•	seek additional information from WPSC, WP&L, and/or third parties who have information relating to the boilers, and/or
•	close out the investigation.

To date, the EPA has not responded to the filings made by WPSC and WP&L.  In addition, under the Clean Air Act, citizen groups may pursue a claim.  WPSC has no notice of such a claim based on the information submitted to the EPA.

In response to the EPA's Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions of the pending litigations.

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

Pulliam Air Permit Violation Lawsuit

On October 19, 2005, the Sierra Club Inc. and Clean Wisconsin Inc. filed a complaint against WPSC pursuant to the citizen suit provisions of the EPA's Clean Air Act.  The complaint alleged various violations at the J.P. Pulliam Plant, including opacity exceedances and monitoring violations, and other violations of limitations in the facility's Clean Air Act operating permit.  On January 10, 2007, the court entered a Consent Decree based on the stipulated agreement of the parties, settling the litigation.  Under the terms of the Consent Decree, WPSC agreed to the following:

•	pay the plaintiff's attorneys fees,
•	fund $500,000 of environmental projects through the Wisconsin Energy Conservation Corporation, and
•	perform upgrades on the precipitators and other environmental control equipment at Pulliam.

For one year after the improvements are completed (January 1 through December 1, 2008), WPSC's performance will be evaluated and, WPSC may be required to make additional contributions to energy efficiency projects.  WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units.  In lieu of upgrading the precipitators for Pulliam Units 3 and 4, WPSC elected to shut them down by December 31, 2007.  Since WPSC expects the 500-megawatt Weston 4 plant to be placed into service in the first quarter of 2008, it anticipates no electric supply shortfalls as there will be power available to replace these small units.

Pulliam Air Notice of Violation

On September 6, 2007, a NOV was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit.  Most of the allegations in the NOV are based on issues self-reported by WPSC and identified by the WDNR during an air compliance inspection and consist primarily of allegations pertaining to certain recordkeeping and monitoring requirements.  WPSC is investigating the allegations and is undertaking corrective measures to address the issues identified in the NOV.  WPSC is meeting with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV.

Weston 4 Air Permit

In November 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes, seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which is a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the "Weston 4 air permit").  In February 2006, the administrative law judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR (hereinafter referred to as the "March 28, 2007 permit language").

The Sierra Club and WPSC filed petitions for judicial review of the administrative law judge's decision with the circuit court.  In August 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of the Sierra Club's petition as premature.  In October 2006, the court granted the motion to dismiss and the Sierra Club filed a petition for appeal of the circuit court's dismissal with the Wisconsin Court of Appeals.  The Court of Appeals affirmed the dismissal of the Sierra Club's petition for judicial review.  In April 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007, permit language.  The WDNR granted the Sierra Club's second petition for a contested case hearing.  Both the Sierra Club and WPSC filed and briefed motions for summary judgment.  A decision from the administrative law judge on the parties' motions is anticipated in November 2007.  A hearing date, to the extent necessary, has not yet been set by the administrative law judge.  In addition, in April 2007, the Sierra Club filed a second petition with the Dane County Circuit Court for judicial review of the Weston 4 air permit, including the March 28, 2007 permit language.  The second judicial review proceeding has been stayed by agreement of WPSC, the Sierra Club, and the WDNR, pending the outcome of the second contested case hearing.

These activities did not stay the construction of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges and does not expect these actions to stop construction.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future operating or construction costs.

Weston Operating Permits

In April 2005, WPSC notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the Title V air operating permit that was issued to the facility in October 2004.  These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility.  In July 2005, a NOV was issued to WPSC by the WDNR alleging various violations of the operating permit.  In response to the NOV, a compliance plan was submitted to the WDNR.  Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment.  In January 2006, WPSC received from the WDNR a Notice of Noncompliance seeking further information by February 2006, regarding the alleged noncompliance event.  In February 2006, a NOV was issued regarding the fuel oil issue, concerns over monitoring procedures, and the operation of baghouse equipment.  WPSC undertook corrective actions to address the issues identified in the NOVs and is seeking to revise the applicable permit limits.  The WDNR referred the matter to the Wisconsin Attorney General's Office for resolution in April 2007.  WPSC is negotiating with the Wisconsin Attorney General's office to resolve the matters set forth in the referral letter.

In early November 2006, it came to the attention of WPSC that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration ("PSD") analysis.  For the PSD analysis, a baseline of emissions was established in each area of the country which meets National Ambient Air Quality Standards, with a corresponding allowable increment of additional emissions for each regulated pollutant which, if permitted, would still ensure that the air quality in the area will not be degraded below the National Standard.  Each new air permit issued by the WDNR then uses up part of the available increment for specific pollutants, and once, and so long as the total increment for any pollutant is exhausted, the WDNR cannot issue air permits for any additional sources of that pollutant.

WPSC continues to investigate the situation as it relates to the Weston facility in connection with the future Weston operating permit and is continuing to work with the WDNR.  WPSC believes it has undertaken and completed corrective measures to address any identified modeling issues.  To the extent necessary, the WDNR would have the ability under the Title V program to incorporate any additional changes in a compliance plan.  As a result, WPSC anticipates issuance of the revised Title V permit in the near future.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any.

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446), requiring WPSC to control annual system mercury emissions in phases.  The first phase will occur in 2008 and 2009.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and require a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The State of Wisconsin is currently proposing revisions to its air mercury rule in response to three separate but related actions.  They include promulgation of the federal Clean Air Mercury Rule ("CAMR") in May 2005, a directive from Wisconsin Governor Doyle in August 2006 to further reduce mercury emissions, and a January 2007 Citizens Petition requesting revision to Chapter NR 446.  The draft rule revisions contain provisions that may impact the cost of compliance.  However, following the public hearing and comment process, those provisions may further change.  Also, the State of Wisconsin has filed suit against the federal government along with other states in opposition to the federal rule.  WPSC estimates capital costs of approximately $22 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the proposed reductions in the State's revised draft rule.  The capital costs are expected to be recovered in future rate cases.

In March 2005, the EPA finalized the mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program, CAMR, modeled on the Clear Skies legislation initiative.  The final mercury rule establishes New Source Performance Standards ("NSPS") for new units based upon the type of coal burned.  Weston 4 will install and operate mercury control technology, which will achieve a mercury emission rate that meets the permit and NSPS for mercury.  The mercury cap and trade program requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements and does not anticipate incurring additional costs beyond those to comply with the current proposed revision to the Wisconsin rule.

Integrys Energy Services expects no significant capital costs for compliance with the 70% reduction requirement.

Sulfur Dioxide and Nitrogen Oxide

The EPA finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions.  The rule allows the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, has completed the state legislative review and has been forwarded to the EPA for final review.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $572 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final EPA rule.  The costs may change based on the requirements of the final state rules.

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

Manufactured Natural Gas Plant Remediation

Integrys Energy Group's natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing natural gas and storing manufactured natural gas.  In connection with the manufacturing and storing of natural gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.

Integrys Energy Group has numerous manufactured natural gas plant remediation sites in Wisconsin, Michigan, and Illinois described in more detail below.  All are former regulated utility sites and, as such, are being remediated, with costs charged to existing ratepayers at WPSC, MGUC, PGL, and NSG.  Estimated remediation costs may be adjusted in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages.

WPSC, MGUC, PGL, and NSG are coordinating the investigation and the cleanup of the Wisconsin, Michigan, and Illinois manufactured natural gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

•
WPSC continues to investigate the environmental cleanup of ten manufactured natural gas plant sites.  Since 2006, WPSC has transferred seven sites with sediment contamination formally under the WDNR jurisdiction to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions are based on risk-based criteria typically used at Superfund sites.  A schedule has been agreed to under which on-site investigative work began in 2007.  Three of WPSC's manufactured natural gas plant sites remain under state jurisdiction.  WPSC estimated and accrued for approximately $68 million of future undiscounted investigation and cleanup costs as of September 30, 2007.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates and has recorded a net regulatory asset of $70.5 million related to the recovery of both unrecovered costs incurred prior to September 30, 2007 and estimated future costs.  WPSC has received $15.6 million in insurance recoveries as of September 30, 2007, which were recorded as a reduction in the regulatory asset.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

•
MGUC is responsible for the environmental impacts at 11 manufactured natural gas plant sites.  Removal of the most contaminated soil has been completed at seven sites, but future investigation is needed at many of these sites.  As these 11 sites are integrated into the corporate natural gas plant site management program, cost estimates may change.  We will also evaluate the feasibility of transferring the MGUC sites into the EPA Superfund Alternatives Program.  MGUC estimated and accrued for future investigation and remediation costs of approximately $26 million as of September 30, 2007.  An environmental liability was recorded to reflect the expected investigation and clean-up costs relating to these sites.  A regulatory asset of $26.4 million was recorded for the expected recovery of these unrecovered costs (both incurred to date and estimated future costs) in future rates.

•
MERC, which acquired retail natural gas distribution operations in Minnesota from Aquila in the third quarter of 2006, is not responsible for any manufactured natural gas plant sites, and thus, no environmental investigations are required.

•
PGL is addressing 29 manufactured natural gas plant sites.  Investigations have been completed at all or portions of 25 sites.  Cleanups have been completed at all or portions of nine of these 25 sites.  PGL has determined that cleanups are not required at 3 of these 25 sites.  In June 2007, PGL transferred 11 of its largest manufactured natural gas plant sites, which were being addressed under Illinois Environmental Protection Agency ("IEPA") supervision, to the EPA's Superfund removal program, with the intent that they will eventually be transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's programs, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  PGL is addressing the remaining sites under a program supervised by the IEPA.  PGL estimated and accrued for future investigation and remediation costs of approximately $434 million as of September 30, 2007.  Effective June 30, 2007, these estimates take into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program and (2) assumptions and calculation methodology consistent with that used by WPSC in determining its investigative and cleanup costs for manufactured natural gas plant sites.

•
NSG is addressing five manufactured natural gas sites.  Investigations have been completed at all or portions of four sites.  Cleanups have not yet been completed at any of these four sites.  NSG has determined that cleanup is not required at one of these four sites.  In July 2007, NSG transferred two sites which were being addressed under IEPA supervision to the EPA Superfund Alternative Sites Program.  NSG is addressing the remaining sites under a program supervised by the IEPA.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  NSG estimated future investigation and remediation costs of approximately $86 million as of September 30, 2007.  Effective June 30, 2007, these estimates take into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program and (2) assumptions and calculation methodology consistent with that used by WPSC in determining its investigative and cleanup costs for manufactured natural gas plant sites.

•
Both PGL and NSG intend to seek contributions from other entities for costs incurred at the sites, but such recoveries cannot be determined at this time.  PGL and NSG are recovering costs of environmental activities related to former natural gas operations, including carrying charges on unrecovered environmental balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs.  Costs incurred each year by PGL and NSG are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year.  The regulatory assets recorded at PGL and NSG (stated in current year dollars), representing unrecovered costs (both incurred to date and estimated future costs) were $486.1 million and $88.0 million, respectively at September 30, 2007.

The EPA has identified NSG as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at the Waukegan Coke Plant Site located in Waukegan, Illinois ("Waukegan Site").  The Waukegan Site is part of the Outboard Marine Corporation ("OMC") Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  The EPA issued a record of decision ("ROD") selecting the remedial action for the Waukegan Site.  The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic.  NSG and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court.  The consent decree requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million.  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed and construction of the groundwater treatment plan has commenced.  The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

In 2004, the owners, River Village West LLC ("River Village West"), of a property in the vicinity of the former Pitney Court Station filed suit against PGL in the United States District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act ("RCRA"). The suit, River Village West LLC et al. v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing PGL to remediate the site. In December 2005, PGL and the plaintiffs settled and the litigation has been dismissed with prejudice. Pursuant to the terms of the settlement agreement, PGL agreed to remediate the site and to investigate and, if necessary, remediate sediments in the area of the Chicago River adjacent to the site.

With respect to portions of certain other sites in the City of Chicago ("Chicago"), PGL has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require PGL to perform extensive investigations or remediations. These demands include notice letters sent to PGL by River Village West.  In April 2005, River Village West filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005) ("RVW II"), seeks an order directing PGL to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. PGL has filed an answer denying liability.

In August 2006, a member of River Village West individually filed suit against PGL in the United States District Court for the Northern District of Illinois under the RCRA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-4465 (N.D. III. 2006) ("Snitzer I"), seeks an order directing PGL to remediate the Willow Street Station former manufactured natural gas plant site which is located along the Chicago River.  In October 2006, the same individual filed another suit in the United States District Court for the Northern District of Illinois under the RCRA and under CERCLA.  The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-5901 (N.D. III. 2006) ("Snitzer II"), seeks an order directing PGL to remediate the following four former manufactured natural gas plant sites, which are located on or near the Chicago River: 22nd Street Station, Division Street Station, Hawthorne Station, and North Shore Avenue Station.  This individual has also notified PGL of his intent to file suit under RCRA and CERCLA seeking an order directing PGL to remediate the following former manufactured natural gas plant sites: Calumet Station and North Station.

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.  In June 2007, PGL filed a motion to dismiss, or in the alternative, stay the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA Superfund renewal program.  On September 28, 2007, the federal district court issued a ruling staying the litigation "pending the conclusion of the United States EPA actions" at these sites.  The effect of this ruling, if it stands, is to bring the litigation to a halt until some future point in time when the EPA has completed its actions and then only with respect to issues "left over" from the EPA sections.  There is no time limit on the stay and it may be years before plaintiffs will be permitted to proceed with the litigation, if at all.  The plaintiffs have filed a motion for reconsideration.

Management believes that any costs incurred for environmental activities relating to former manufactured natural gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPSC, MGUC, PGL, and NSG. Accordingly, management believes that the costs incurred in connection with former manufactured natural gas plant operations will not have a material adverse effect on the financial position or results of operations of Integrys Energy Group.

Flood Damage

In May 2003, a fuse plug at the Silver Lake reservoir owned by UPPCO was breached.  This breach resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.

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

Integrys Energy Group maintains a comprehensive insurance program that includes UPPCO and which includes liability insurance for liability to third parties.  Integrys Energy Group is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event.  The self-insured retention on this policy is not material to Integrys Energy Group.

As of May 13, 2005, several lawsuits were filed by the claimants and putative defendants relating to this incident.  The suits that have been filed against UPPCO, Integrys Energy Group, and WPSC (collectively, "Integrys") include the following claimants:  Wisconsin Electric Power Company; Cleveland Cliffs, Inc.; Board of Light and Power of the City of Marquette; the City of Marquette; the County of Marquette; Dead River Campers, Inc.; Marquette County Road Commission; SBC; ATC; and various land and home owners along the Silver Lake reservoir and Dead River system.  UPPCO filed a suit against the engineering company that designed the fuse plug ("MWH Americas, Inc.") and the contractor who built it ("Moyle Construction, Inc.").  Integrys has reached confidential settlements with all parties resolving their respective claims.  The settlement payments have been or will be reimbursed by Integrys' insurer and, therefore, did not have a material impact on the Condensed Consolidated Financial Statements.  UPPCO has also settled its claim against MWH Americas, Inc. and Moyle Construction, Inc.  As a result of the settlements, all but one of the cases has been dismissed with prejudice.  The remaining lawsuit will be dismissed without prejudice pending events surrounding the rebuilding of the reservoir.  Once those events occur, the dismissal will be changed to with prejudice.

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism.  Recovery of costs deferred will be addressed in future rate proceedings.

UPPCO has announced its decision to restore Silver Lake as a reservoir for power generation, pending approval of an economically feasible design by the FERC.  The FERC has required that a board of consultants evaluate and oversee the design approval process.  UPPCO is developing a timeline for the project, provided the FERC approves an economically feasible design.  Once work is done, Silver Lake is expected to take approximately two years to refill, based upon natural precipitation.

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand from the S.W. Shattuck Chemical Company, Inc. alleging that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site.  In 1992, the EPA issued a ROD for the Denver site.  The remedy selected in the ROD consisted of the on-site stabilization, solidification, and capping of soils containing radioactive wastes.  In 1997, the remedial action was completed.

NSG does not believe that it has liability for the costs related to this site, but cannot determine the matter with certainty.  At this time, NSG cannot reasonably estimate what range of loss, if any, may occur.  In the event that NSG incurs liability, it would pursue reimbursement from insurance carriers and other responsible parties, if any.

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium.  Supplemental remedial investigations were performed, and a revised remedial action plan was developed.  The Michigan Department of Environmental Quality approved the plan in January 2003.  UPPCO received an order from the MPSC permitting deferral and future recovery of these costs.  A liability of $1.3 million and an associated regulatory asset of $1.3 million were recorded at September 30, 2007, for estimated future expenditures associated with remediation of the site.  In addition, UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs.  It is estimated that the cost of addressing the site over the next year will be $2.4 million.  UPPCO has recorded $0.4 million of this amount as its share of the liability as of September 30, 2007.

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases.  Integrys Energy Group is evaluating both the technical and cost implications, which may result from a future state, regional, or federal greenhouse gas regulatory program.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress.  Efforts are underway within the utility industry to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Natural Gas Charge Reconciliation Proceedings and Related Matters

Natural Gas Charge Settlement

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.  The natural gas charge represents the cost of natural gas and transportation and storage services purchased by PGL and NSG ("Gas Charge").  In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of natural gas costs recovered through the Gas Charge is examined by interested parties.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order the utility to refund the affected amount to customers through subsequent Gas Charge filings.  The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding PGL and NSG for fiscal 2001-2004 costs.  The recommendations that proceedings for PGL's and NSG's fiscal 2000 be reopened were made moot by approval of the settlement.  The orders, which became publicly available March 30, 2006, adopted a January 17, 2006, Settlement Agreement and Release among and between PGL, NSG, the People of the State of Illinois through the Illinois Attorney General ("AG"), the City of Chicago, and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 ("Agreement").

In its orders approving the Agreement, the ICC determined that $96 million and $4 million should be refunded to PGL and NSG customers, respectively.  In April 2006, the refunds were credited to customer accounts.

Pursuant to the Agreement, PEC also paid $5 million jointly to Chicago and the AG in 2006.  PEC also agreed to pay up to $5 million per year over the next five years (the "Subsequent Payments") toward the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the "Conservation Programs").  The five Subsequent Payments of up to $5 million each will be based upon Conservation Programs to be developed by Chicago and/or the AG.  PGL and NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.  In July 2007, PGL received an itemized estimated cost and request for payment jointly from Chicago and the AG in the amount of $4.6 million to fund multiple programs for the remainder of 2007, covering weatherization and residential energy assistance, weatherization fairs and education campaigns, alternative technology, and energy efficiency.  Also in July 2007, NSG received an itemized cost and request for payment jointly from Chicago and the AG in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007.  Integrys Energy Group's management concluded that the estimated cost and request for payments constitute sufficient evidence that Chicago and the AG has established or is taking steps to develop valid Conservation Programs as required under the Agreement and that it is probable that Chicago and the AG will request similar levels of annual funding through 2011 (Chicago and the AG made no allowance for a partial year in its request for payment for 2007).  Consequently, a $25 million liability for the Subsequent Payments was recorded as a pre-acquisition contingency within purchase accounting.  Of this amount, $20 million was included in other long-term liabilities and $5 million was included in other current liabilities.

Under the Agreement, PGL and NSG each agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers' records, and to not use any forgiven indebtedness as a reason to deny natural gas service.

The Agreement provides that PGL and NSG will cooperate with Chicago and the AG to identify those customers who were not receiving natural gas as of the date of the Agreement that are financial hardship cases.  The hardship cases were identified by the utilities, the AG, and Chicago.  Following identification, PGL and NSG reconnected the hardship cases.  PGL and NSG forgave all outstanding debt for reconnected customers.

Pursuant to the Agreement, PGL and NSG agreed to implement recommendations proposed by the ICC's staff and the interveners to conduct internal and external audits of their natural gas procurement practices.  A natural gas supply management audit performed by a consulting firm retained by the ICC is in progress. No findings or recommendations have yet been issued.

PGL also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of its natural gas Hub (represented by its storage and pipeline supply assets) services as an offset to utility customers' natural gas charges and to account for such revenues received from natural gas Hub services in the same manner in all future natural gas charges.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and are not believed to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future Gas Charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005, and PGL and NSG filed direct testimony.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers' natural gas charges.  The ICC staff and intervener direct testimony was filed January 18, 2007.  For PGL, the ICC staff witnesses recommended a disallowance of approximately $22 million, of which approximately $11 million is the amount of Hub revenues that PGL previously testified that it would refund to customers.  An intervener witness (on behalf of the Citizens Utility Board and Chicago) recommended a disallowance of approximately $11 million for PGL.  The majority of the proposed disallowances, other than the Hub revenues, are for a one-time adjustment by PGL to transportation customers' bank (storage) natural gas liability balances.  For NSG, the ICC staff witnesses recommended a disallowance of approximately $1 million.  An intervener witness (on behalf of the Citizens Utility Board) recommended a disallowance of approximately $1 million for NSG.  The majority of the proposed disallowance is for a one-time adjustment by NSG to transportation customers' bank (storage) natural gas liability balances.  PGL and NSG filed their rebuttal testimony on February 22, 2007, and the ICC staff and interveners filed their rebuttal testimony on April 25, 2007.  In their rebuttal testimony, the ICC staff witnesses reduced their recommended disallowance to about $20.5 million and $1 million for PGL and NSG, respectively.

The administrative law judges issued a proposed order on November 5, 2007, with exceptions to that proposed order due November 19, 2007, and replies to exceptions due November 26, 2007.  The proposed order adopts the ICC staff's recommended disallowance of approximately $21.5 million (consisting of a disallowance of approximately $20.5 million for PGL and a disallowance of approximately $1 million for NSG).  Following the filing of exceptions and replies, the administrative law judges will submit a proposed order to the Commission.  The potential customer refunds from the 2005 gas charge reconciliation case have been accounted for as a preacquistion contingency.  As an ICC order is expected prior to the end of the purchase allocation period, the outcome of the case will not impact 2007 results of operations.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  PGL and NSG filed their direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated Gas Charge reconciliation cases for the period of October 2006 through December 2006 to cover the gap created by PGL and NSG's move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new cases with the fiscal 2006 cases, and the administrative law judge granted the motion in July 2007.  PGL's and NSG's direct testimony was filed on October 17, 2007.  At a status hearing on the consolidated case in September 2007, the administrative law judge continued the matter generally and directed the parties to file a proposed schedule within 60 days of the ICC's issuance of an order in the fiscal 2005 Gas Charge case.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Natural Gas Charge reconciliation proceedings. The suit, Alport et. al. v. Peoples Energy Corporation seeks unspecified compensatory and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.

Based upon the settlement and dismissal of PGL and NSG's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court, on September 25, 2006, granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC's joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC's motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases).  The plaintiffs filed a third amended complaint and a motion for class certification and on April 25, 2007 the Court denied, without prejudice, plaintiffs' motion for class certification.  On June 29, 2007, PEC filed a motion to dismiss the proceeding for failure to join a necessary party.  Plaintiffs filed an amended complaint on July 11, 2007.  Subsequently, PEC's motion to delay responding to the amended complaint until the court rules on the motion to dismiss was granted.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On November 3, 2006, PGL and all intervening parties filed a stipulation to settle the ICC proceeding, and the ICC staff separately filed in support of the stipulation.  The ICC entered an order approving the stipulation on December 20, 2006.  Under the stipulation, PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with the city of Chicago to exchange information.  This order resolves only the ICC proceeding and does not constitute a release of any other potential actions outside of the ICC proceeding.  PGL recorded a liability of $1 million in September 2006 associated with the settlement.  On March 27, 2007, the $1 million payment was tendered to the State of Illinois.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC staff, and PGL began the investigation process during the second quarter of 2007.  No findings or recommendations have yet been communicated.

On May 16, 2006, the AG served a subpoena requesting documents relating to PGL's corrosion inspections.  PGL's counsel has met with representatives of the AG's office and provided documents relating to the subpoena.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

On July 10, 2006, the United States Attorney for the Northern District of Illinois served a grand jury subpoena on PGL requesting documents relating to PGL's corrosion inspections.  PGL's counsel has met with the United States Attorney's office and provided documents relating to corrosion inspections.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  PGL and NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs' seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court.  PGL and NSG responded by filing a motion to dismiss and are awaiting a decision on this motion.  PEC and its utility subsidiaries continue to believe they have meritorious defenses and intend to vigorously defend against the class action lawsuit.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Property Taxes

PGL is currently disputing property tax assessments in Harrison County, Texas in connection with natural gas PGL stores pursuant to storage service agreements with Natural Gas Pipeline Company of America. This matter began in 2003 when the Harrison Central Appraisal District ("HCAD") issued a Notice of Appraised Value to PGL providing that property allegedly owned by PGL was located in Harrison County and subject to property tax.  The HCAD issued similar notices for tax years 2004 through 2006. For each of these years, PGL filed an administrative protest to dispute the inclusion and/or valuation of property attributable to PGL.  Following adverse decisions by the Appraisal Review Board, PGL filed suit in state district court to review the decisions of the Appraisal Review Board for tax years 2003 through 2005. PGL paid approximately $2 million in aggregate for tax years 2003 through 2007 under protest to proceed with its judicial review of the Appraisal Review Board's orders. These amounts have been recorded as deferred charges on PGL's balance sheet pending resolution of the matter. On June 1, 2007, the trial court entered a final judgment in favor of the HCAD and against PGL for tax years 2003 through 2005.  PGL appealed the trial court's decision, and PGL's brief is due November 30, 2007.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this loss contingency.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel.  The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada.  Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant formerly owned by WPSC.

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel.  Because the DOE failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC was a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel.  The case was filed on January 22, 2004, in the United States Court of Federal Claims.

In July 2005, WPSC sold Kewaunee to a subsidiary of Dominion Resources, Inc.  Pursuant to the terms of the sale, Dominion has the right to pursue the spent nuclear fuel claim, and WPSC retained the contractual right to an equitable share of any future settlement or verdict.  WPSC recently reached agreement with Dominion on a settlement of its equitable distribution rights, and Dominion has filed a motion with the Court to remove WPSC as a party to the litigation.  WPSC’s portion of the settlement amount was insignificant and will be refunded to ratepayers.

Stray Voltage Claims

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages due to "stray voltage" from the operation of WPSC's electrical system.  Past cases have been resolved without any material adverse effect on the financial statements of WPSC. One stray voltage case is now pending.  Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case.  No trial date has been set.  One other case has been recently resolved.  Allen v. WPSC was brought in Wisconsin state court in Brown County and has been settled.

WPSC has insurance coverage for these pending claims, but the policies have customary self-insured retentions per occurrence.  Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending action will not be significant.

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

ATC has assumed primary responsibility for the overall management of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line and will own and operate the completed line. Integrys Energy Group received approval from the PSCW and the FERC and subsequently transferred ownership of the project to ATC.  Integrys Energy Group will continue to manage obtaining the private property rights, design, and construction of the Wisconsin portion of the project.

Under its agreement, Integrys Energy Group invested $41.0 million in ATC during the nine months ended September 30, 2007, bringing Integrys Energy Group's investment in ATC related to the project to $150.1 million since inception.  Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010.  As of September 30, 2007, through the completion of the line in the first quarter of 2008, Integrys Energy Group expects to fund up to approximately $55 million in equity contributions to ATC for the Wausau to Duluth transmission line.

Synthetic Fuel Production Facility

Background

Integrys Energy Group significantly reduced its consolidated federal income tax liability through federal tax credits available to it under Section 29/45K of the Internal Revenue Code for the production and sale of solid synthetic fuel produced from coal.  These tax credits are scheduled to expire at the end of 2007 and are provided as an incentive for taxpayers to produce fuel from alternate sources and reduce domestic dependence on imported oil.  This incentive is not deemed necessary if the price of oil increases sufficiently to provide a natural market for the fuel.  Therefore, the tax credits in a given year are subject to phase-out if the annual average reference price of oil within that year exceeds a minimum threshold price set by the IRS and are eliminated entirely if the average annual reference price increases beyond a maximum threshold price set by the IRS.

Information Related to Section 29/45K Federal Tax Credits

In order to mitigate exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized, Integrys Energy Services entered into derivative (option) contracts, beginning in the first quarter of 2005, covering a specified number of barrels of oil.  If no phase-out were to occur in 2007, Integrys Energy Services would expect to recognize approximately $39 million of Section 29/45K federal tax credits.  Based upon actual year-to-date and forward oil prices at September 30, 2007, we are anticipating partial phase-outs of the 2007 Section 29/45K federal tax credits.  However, we cannot predict with certainty the future price of a barrel of oil and, therefore, have no way of knowing what portion of our 2007 tax credits will ultimately be phased out.  Integrys Energy Services estimates that 2007 Section 29/45K federal tax credits will begin phasing out if the annual average NYMEX price of a barrel of oil reaches approximately $62, with a total phase-out if the annual average NYMEX price of a barrel of oil reaches approximately $77.  Based upon already settled and forward NYMEX oil prices as of September 30, 2007, it is anticipated that approximately 50% of the 2007 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased-out.

At September 30, 2007, Integrys Energy Services had derivative (option) contracts that mitigated approximately 75% of its volumetric exposure to Section 29/45K phase-outs in 2007.  The derivative contracts involve purchased and written options that provide for net cash settlement at expiration based on the annual average NYMEX trading price of oil in relation to the strike price of each option.  The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently as a component of nonregulated revenue.  This results in mark-to-market gains or losses being recognized in earnings in different periods than the tax credits.  For the year ending December 31, 2007, including the projected tax credit phase-out of 50%, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $20 million from our ownership interest in the synthetic fuel production facility.  However, the actual amount of tax credits recognized in 2007 could differ substantially from the September 30, 2007 estimate, based upon actual average annual oil prices and production levels for the remainder of the year.  Since the hedging program began in 2005, gains on oil option contracts utilized to economically hedge the 2007 tax credits added an additional $15.4 million to pre-tax income.  This $15.4 million net gain will reverse by December 31, 2007, assuming no phase-out.  In addition, based upon option contracts in place at September 30, 2007, Integrys Energy Services anticipates it would recognize approximately $16 million of realized pre-tax losses in 2007 assuming no phase-out, which is the cost associated with mitigating the risk of phase-out of approximately 75% of the 2007 Section 29/45K tax credits.

In addition to exposure from federal tax credits, Integrys Energy Services has also historically received royalties tied to the amount of synthetic fuel produced, as well as variable payments from a counterparty related to Integrys Energy Services' 2002 sale of 30% of its interest in ECO Coal Pelletization #12.  While variable payments were received by Integrys Energy Services quarterly, royalties are a function of annual synthetic fuel production and are generally not received until later in the year.  Because one of Integrys Energy Services' partners in the synthetic fuel facility elected not to take any production in 2007, Integrys Energy Services will not realize any income from variable payments in 2007, primarily because Integrys Energy Services took this counterparty's production in the first three quarters of 2007, and anticipates taking all of this counterparty's production in the fourth quarter of 2007.  Because Integrys Energy Services' other partner has not curtailed production in 2007, Integrys Energy Services anticipates that it will receive royalty payments in an amount consistent with what was received in years prior to 2006.  In 2006, both of Integrys Energy Services' partners in the synthetic fuel facility curtailed production and, therefore, Integrys Energy Services recognized no royalty income in 2006.

Impact of Synthetic Fuel Activities on Results of Operations

The following table shows the impact that Integrys Energy Services' investment in the synthetic fuel production facility and procurement of additional tons, including derivative (option) contract activity, had on the Condensed Consolidated Statements of Income for the quarter and year-to-date ended September 30, respectively.

Amounts are pre-tax, except tax credits (millions)	Income (loss) Quarter		Income (loss) Year-to-date
	2007	2006	2007	2006
Provision for income taxes:
Section 29/45K federal tax credits recognized	$3.8	$12.4	$11.8	$20.0

Nonregulated revenue:
Mark-to-market gains (losses) on 2006 oil options	-	(15.8)	-	1.9
Net realized gains on 2006 oil options	-	-	-	2.0
Mark-to-market gains (losses) on 2007 oil options	10.3	(2.2)	11.5	2.8

Miscellaneous income:
Operating losses – synthetic fuel facility	(4.8)	(5.7)	(14.4)	(18.6)
Variable payments received	-	1.3	0.1	3.2
Royalty income recognized	1.1	-	1.1	-
Deferred gain recognized	0.6	0.6	1.7	1.7
Interest received on fixed note receivable	0.1	0.2	0.3	0.7

Minority interest	-	1.4	-	3.8

NOTE 13--GUARANTEES

Integrys Energy Group had the following outstanding guarantees at September 30, 2007, and December 31, 2006, respectively:

Integrys Energy Group's Outstanding Guarantees (Millions)	September 30, 2007	December 31, 2006
Guarantees of subsidiary debt and revolving line of credit	$903.3	$178.3
Guarantees supporting commodity transactions of subsidiaries	1,750.2	1,314.0
Standby letters of credit	123.5	155.3
Surety bonds	1.6	1.2
Other guarantees	10.5	10.2
Total guarantees	$2,789.1	$1,659.0

Integrys Energy Group's Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed at September 30, 2007	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt and revolving line of credit	$903.3	$150.0	$-	$725.0	$28.3
Guarantees supporting commodity transactions of subsidiaries	1,750.2	1,597.5	84.6	20.3	47.8
Standby letters of credit	123.5	122.7	0.8	-	-
Surety bonds	1.6	1.6	-	-	-
Other guarantees	10.5	-	8.2	2.3	-
Total guarantees	$2,789.1	$1,871.8	$93.6	$747.6	$76.1

Integrys Energy Group's Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $2.1 billion to support the business operations of Integrys Energy Services.  The following amounts are subject to this limit:

September 30, 2007
Guarantees of subsidiary debt	$151.1
Guarantees supporting commodity transactions of subsidiaries	1,585.4
Standby letters of credit	120.7
Surety bonds	0.9
Total guarantees subject to $2.1 billion limit	$1,858.1

Of the parental guarantees provided by Integrys Energy Group to Integrys Energy Services, the current amount at September 30, 2007, which Integrys Energy Group would be obligated to support, is approximately $567 million.

At September 30, 2007, Integrys Energy Group's $903.3 million of outstanding guarantees supporting subsidiary debt and revolving lines of credit consisted of the following:

•	An agreement to fully and unconditionally guarantee PEC's $400 million revolving line of credit,
•	An agreement to fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325 million, 6.90% Notes due January 15, 2011,
•
A $150.0 million credit agreement at Integrys Energy Services used to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes.  At September 30, 2007, $105.0 million has been borrowed under this agreement by Integrys Energy Services, leaving $45.0 million available for future borrowings.

•
$28.3 million of guarantees supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Services' parental guarantee limit discussed above.

At September 30, 2007, Integrys Energy Group's $1,750.2 million of outstanding guarantees supporting commodity transactions of subsidiaries consisted of the following:

•
Parental guarantees of $1,593.5 million to support the business operations of Integrys Energy Services, of which $8.1 million received specific authorization from Integrys Energy Group's Board of Directors,

•
$2.7 million, of an authorized $15.0 million, of corporate guarantees to support energy and transmission supply at UPPCO that are not reflected on Integrys Energy Group's Condensed Consolidated Balance Sheets,

•
Outstanding guarantees of $60.9 million and $83.1 million, respectively, related to natural gas supply at MGUC and MERC.  Corporate guarantees in the amount of $75.0 million and $125.0 million have been authorized by Integrys Energy Group's Board of Directors to support MGUC and MERC, and

•	$10.0 million, of an authorized $125.0 million, to support business operations at PEC.

At September 30, 2007, financial institutions, at the request of Integrys Energy Group, have issued $123.5 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries.  Of this amount, $123.2 million was issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors.  The remaining $0.3 million relates to letters of credit at MGUC and MERC.  Any amounts owed by our subsidiaries are reflected in Integrys Energy Group's Condensed Consolidated Balance Sheet.

At September 30, 2007, Integrys Energy Group furnished $1.6 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights of way.  Liabilities incurred as a result of activities covered by surety bonds are included in the Integrys Energy Group's Condensed Consolidated Balance Sheet.

At September 30, 2007, Integrys Energy Group's outstanding $10.5 million of other guarantees consisted of the following:

•
A guarantee was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on WPSC's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.  The maximum exposure related to this guarantee was $3.8 million at September 30, 2007, and $4.9 million at December 31, 2006.

•
A liability related to WPSC's guarantee to Dominion related to an agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee's scheduled maintenance period in 2009.  As of September 30, 2007, WPSC had paid $4.5 million to Dominion related to this guarantee, reducing the liability to $4.4 million.  The liability recorded for this guarantee was $5.3 million at December 31, 2006.

•
A $2.3 million side letter indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification related to potential contamination from ash disposed from this facility.  A $0.2 million liability was recorded related to this indemnification at September 30, 2007.

Typically, under agreements related to the sales of assets or subsidiaries, Integrys Energy Group or its subsidiaries agree to indemnify the buyers for losses resulting from potential breaches of Integrys Energy Group's or its subsidiaries' representations and warranties thereunder.  Integrys Energy Group believes the likelihood of having to make any material cash payments under these sales agreements as a result of breaches of representations and warranties is remote, and as such, has not recorded any liability related to these agreements.

NOTE 14--EMPLOYEE BENEFIT PLANS

Integrys Energy Group and its subsidiaries have three non-contributory qualified retirement plans covering substantially all employees, as well as several unfunded nonqualified retirement plans.  In addition, Integrys Energy Group and its subsidiaries offer multiple postretirement benefit plans to employees.

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three and nine months ended September 30, 2007, and 2006:

Integrys Energy Group	Pension Benefits				Other Postretirement Benefits
	Three months ended September 30		Nine months ended September 30		Three months ended September 30		Nine months ended September 30
(Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$10.4	$6.2	$28.9	$18.0	$4.0	$1.8	$10.7	$5.3
Interest cost	18.6	10.9	51.2	31.3	6.3	4.4	17.6	12.9
Expected return on plan assets	(23.7)	(11.3)	(61.7)	(32.7)	(4.3)	(3.5)	(12.7)	(10.1)
Amortization of transition obligation	-	-	-	0.1	0.4	0.1	1.0	0.3
Amortization of prior-service cost (credit)	1.9	1.3	5.3	3.9	(0.6)	(0.6)	(1.6)	(1.7)
Amortization of net actuarial loss	3.2	2.2	10.4	7.3	0.9	1.4	2.4	4.0
Curtailment gain	-	-	-	-	(0.1)	-	(0.1)	-
Net periodic benefit cost	$10.4	$9.3	$34.1	$27.9	$6.6	$3.6	$17.3	$10.7

During the third quarter of 2007, Integrys Energy Group made a series of changes to certain of its retirement benefit plans.  Specifically, the changes include:

•	Closure of the defined benefit pension plans to non-union new hires, effective as of January 1, 2008;

•	A freeze in defined benefit pension service accruals for non-union employees, effective as of January 1, 2013;

•	A freeze in compensation amounts used for determining defined benefit pension amounts for non-union employees, effective as of January 1, 2018;

•	A new company match structure for Integrys Energy Group's defined contribution plans with a lump-sum company contribution component effective as early as January 1, 2008 for certain employees;

•
Revised eligibility requirements for retiree medical benefits for employees hired on or after January 1, 2008, and the introduction, beginning in 2013, of an annual premium reduction credit for employees retiring after December 31, 2012; and

•	Closure of the retiree dental and life benefit programs to all new hires, effective January 1, 2008, and elimination of these benefits for any existing employees retiring after December 31, 2012.

As a result of these various changes, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007.  The plan design changes resulted in curtailment gains and losses for certain of Integrys Energy Group's pension and other postretirement benefit plans.  A combined immaterial curtailment gain was recorded in the third quarter of 2007.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.   The changes did not result in a curtailment.

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated other comprehensive income for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities, pursuant to SFAS No. 71.  For the three months ended September 30, 2007, $0.4 million of transition costs, $1.4 million of net prior service costs, and $3.9 million of net actuarial losses were amortized from regulatory assets to net periodic benefit cost.  For the nine months ended September 30, 2007, $1.0 million of transition costs, $3.8 million of net prior service costs, and $12.3 million of net actuarial losses were amortized from regulatory assets to net periodic benefit cost.

Total estimated prior service costs and net actuarial loss to be amortized as a component of pension benefit cost in 2007 are $7.6 million and $13.3 million, respectively.  Total estimated transition costs, prior service costs, and net actuarial loss for other postretirement benefit plans to be amortized as a component of other postretirement benefit cost in 2007 are $1.4 million, $(2.2) million, and $3.3 million, respectively.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2007, $25.4 million of contributions were made to the pension benefit plans.  Integrys Energy Group does not expect to contribute additional amounts to its pension plans in the remainder of 2007.  For the nine months ended September 30, 2007, an immaterial amount of contributions were made to the other postretirement benefit plans.  Integrys Energy Group expects to contribute an additional $13.3 million to its other postretirement benefit plans during 2007.

Assumptions

The assumptions used in the August 1, 2007, remeasurement are as follows:

	Pension Benefits	Other Benefits
Discount rate for benefit obligations	5.9%-6.4%	5.8%-6.4%
Discount rate for net periodic benefit cost	5.9%-6.4%	5.8%-6.4%
Expected return on assets	8.5%	8.5%
Rate of compensation increase	3.8%-5.5%	-

The assumptions used for Integrys Energy Group's medical and dental cost trend rates are shown in the following table:

Assumed medical cost trend rate (under age 65)	10.0%
Ultimate trend rate	5.0%
Ultimate trend rate reached in	2013

Assumed medical cost trend rate (over age 65)	10.5%
Ultimate trend rate	5.5%
Ultimate trend rate reached in	2013

Assumed dental cost trend rate	5.0%

NOTE 15--STOCK-BASED COMPENSATION

In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan ("2007 Omnibus Plan"). Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under the plans existing at December 31, 2006, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  At September 30, 2007, stock options, performance stock rights, and restricted shares were outstanding under the various plans.

Stock Options

Under the provisions of the 2007 Omnibus Plan, no single employee who is the chief executive officer of Integrys Energy Group or any of the other four highest compensated officers of Integrys Energy Group and its subsidiaries can be granted options for more than 1,000,000 shares during any calendar year.  No stock options will have a term longer than ten years.  The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option is granted.  One fourth of the stock options granted vest and become exercisable each year on the anniversary of the grant date.

The fair value of stock option awards granted in May 2007 was estimated using a binomial lattice model.  No stock options were granted during the nine months ended September 30, 2006. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility.  The following table shows the weighted-average fair value along with the assumptions incorporated into the model:

May 2007 Grant
Weighted-average fair value	$7.80
Expected term	6.6 years
Risk-free interest rate	4.65%
Expected dividend yield	4.50%
Expected volatility	17%

Total pre-tax compensation cost recognized for stock options during the three and nine months ended September 30, 2007, and 2006, was immaterial.  The total compensation cost capitalized for these same periods was immaterial.  As of September 30, 2007, $2.2 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 3.1 years.

Cash received from option exercises during the three and nine months ended September 30, 2007, was $2.2 million and $7.0 million, respectively.  Cash received from option exercises was immaterial during the three and nine months ended September 30, 2006.  The tax benefit realized from option exercises during the three and nine months ended September 30, 2007, and 2006, was immaterial.

A summary of stock option activity for the nine months ended September 30, 2007, and information related to outstanding and exercisable stock options at September 30, 2007, is presented below:
	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2006	1,968,625	$45.53
Converted options from merger	377,833	46.46
Granted	240,130	58.65
Exercised	320,882	39.13		$3.9
Forfeited	1,036	46.78		-
Expired	13,942	47.07		-
Outstanding at September 30, 2007	2,250,728	$47.71	6.9	$11.4
Exercisable at September 30, 2007	1,191,937	$42.77	5.4	$10.4

On February 21, 2007, all of PEC's then outstanding stock options were converted into 377,833 Integrys Energy Group stock options based on the exchange ratio of 0.825.  These stock options were fully vested prior to the merger date.

During the nine months ended September 30, 2006, the intrinsic value of options exercised was immaterial.

Performance Stock Rights

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

The fair value of performance stock rights granted in May 2007 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  The expected volatility was estimated using three years of historical data.  No performance stock rights were granted during the nine months ended September 30, 2006.

May 2007 Grant
Expected term	2.8 years
Risk-free interest rate	4.71%
Expected dividend yield	4.50%
Expected volatility	14.50%

Pre-tax compensation cost recorded for performance stock rights for the three months ended September 30, 2007, and 2006, was immaterial.  Pre-tax compensation cost recorded for performance stock rights for the nine months ended September 30, 2007, and 2006, was $2.6 million and $2.0 million, respectively.  The total compensation cost capitalized during the three and nine months ended September 30, 2007, and 2006 was immaterial.  As of September 30, 2007, $3.2 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 1.9 years.

A summary of activity related to performance stock rights for the nine months ended September 30, 2007, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	215,568	$45.58
Granted	40,590	52.12
Forfeited	38,800	39.15
Outstanding at September 30, 2007	217,358	$47.95

No performance shares were distributed during the nine months ended September 30, 2007.

Restricted Shares

In May 2007 and September 2007, a portion of the long-term incentive was awarded in the form of restricted shares.  These shares have a four-year vesting period, with 25% of each award vesting on each anniversary of the grant date.  During the vesting period, award recipients have voting rights and are entitled to dividends in the same manner as other common shareholders.  Restricted shares have a value equal to the fair market value of the shares on the grant date.  During the three months and nine months ended September 30, 2007, an immaterial amount of compensation cost was recorded related to restricted share award.  As of September 30, 2007, $4.2 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 3.3 years.

A summary of activity related to restricted shares for the nine months ended September 30, 2007, is presented below:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	71,424	$52.73
Granted	49,998	56.75
Forfeited	2,900	53.55
Outstanding at September 30, 2007	118,522	$54.41

Stock Appreciation Rights

On February 21, 2007, all of PEC's then outstanding stock appreciation rights were converted into 14,021 Integrys Energy Group stock appreciation rights.  The fair value of the stock appreciation rights is estimated with a Black-Scholes model and was not significant at September 30, 2007.  No stock appreciation rights were issued during the nine months ended September 30, 2007.

NOTE 16--COMPREHENSIVE INCOME

Integrys Energy Group's total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Income available for common shareholders	$43.2	$39.5	$166.2	$134.5
Cash flow hedges, net of tax *	(1.5)	(2.6)	0.6	27.8
SFAS No. 158 amortization of net loss, net of tax	0.9	-	1.5	-
Foreign currency translation, net of tax	4.1	0.1	6.2	0.4
Unrealized gain on available-for-sale securities, net of tax	-	(0.3)	-	(0.3)
Total comprehensive income	$46.7	$36.7	$174.5	$162.4
* Tax on cash flow hedges were ($0.9) million and ($2.4) million for the three months ended September 30, 2007 and 2006, respectively, and were $0.6 million and $17.2 million for the nine months ended September 30, 2007, and 2006, respectively.

The following table shows the changes to accumulated other comprehensive income (loss) from December 31, 2006, to September 30, 2007.

(Millions)
December 31, 2006 balance	$(13.8)
Cash flow hedges	0.6
Foreign currency translation, net of tax	6.2
SFAS No. 158 amortization of net loss, net of tax	1.5
September 30, 2007 balance	$(5.5)

NOTE 17--COMMON EQUITY

Integrys Energy Group had the following shares outstanding at September 30, 2007, and December 31, 2006, respectively:

	September 30, 2007	December 31, 2006
Common stock, $1 par value, 200,000,000 shares authorized	76,093,859	43,387,460
Treasury shares	10,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	314,376	311,666
Average cost of deferred compensation rabbi trust shares	$42.81	$42.24

Integrys Energy Group had the following changes to common stock outstanding during the nine months ended September 30, 2007:

Integrys Energy Group's common stock shares

Common stock outstanding at December 31, 2006	43,387,460
Shares issued
Merger with PEC	31,938,491
Stock Investment Plan	381,224
Stock options and employee stock option plans	368,000
Rabbi trust shares	16,684
Stock issued from Treasury Stock	2,000
Common stock outstanding at September 30, 2007	76,093,859

Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share are computed by dividing income available for common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and shares related to the forward equity transaction.  The calculation of diluted earnings per share for the periods shown below excludes some insignificant stock option and performance stock rights that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2007	2006	2007	2006

Numerator:
Income from continuing operations	$11.6	$28.0	$89.2	$129.2
Discontinued operations, net of tax	32.3	12.2	79.3	7.6
Preferred stock dividends declared	(0.7)	(0.7)	(2.3)	(2.3)
Net earnings available for common shareholders	$43.2	$39.5	$166.2	$134.5

Denominator:
Average shares of common stock outstanding – basic	76.2	43.3	70.0	41.9
Effect of dilutive securities
Stock options	0.3	0.1	0.2	0.1
Average shares of common stock outstanding – diluted	76.5	43.4	70.2	42.0

Net earnings per share of common stock
Basic	$0.57	$0.91	$2.37	$3.21
Diluted	0.56	0.91	2.37	3.20

Pursuant to the merger with PEC, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, that they held immediately prior to the merger.  This resulted in an increase in common stock outstanding of 31,938,491 shares as of September 30, 2007.

NOTE 18--REGULATORY ENVIRONMENT

Wisconsin

On October 6, 2007, Weston 3, a 321.6-megawatt base load coal-fired generating facility located near Wausau, Wisconsin, sustained a major lightning strike that forced the facility out of service.  The damage requires the repair of the generator rotor and the turbine rotor and WPSC expects to incur approximately

$8.3 million of incremental pre-tax non-fuel operation and maintenance expenditures to repair and return Weston 3 to service.  WPSC has insurance in place to cover the equipment damage resulting from the lightning strike that is expected to cover all costs, less a $1 million deductible.  WPSC filed a request with the PSCW for recovery of these deferred costs in a future rate proceeding.

The facility is expected to be out of service through December 2007.  As a result, WPSC expects to incur at least an incremental $26 million of pre-tax fuel and purchased power costs from October 6, 2007, the date of the lightning strike, through December 2007.  Our filed request with the PSCW to defer the replacement purchased power costs for the Wisconsin retail portion of these costs was granted approval retroactive to October 6, 2007.

Assuming favorable outcomes for the recovery of deferred replacement purchased power and non-fuel operating and maintenance expenses, WPSC does not expect this incident to have a material impact on earnings.

The PSCW approved the merger with PEC as of February 16, 2007.  The merger approval order contains the following conditions:

•
WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009; however, WPSC will be allowed to adjust rates effective January 1, 2008, for changes in purchased power costs as well as fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.  WPSC made this fuel and purchased power cost filing on August 14, 2007, requesting an increase of $33.3 million (3.6%), to be effective January 1, 2008.  While WPSC had asked for authority to adjust rates effective January 1, 2008, for the expected increase in electric transmission costs from 2007 to 2008, the PSCW did not provide that authority in the merger order.  In the August 14, 2007 fuel and purchased power cost filing, WPSC included recovery of the increased electric transmission costs.  The Commission staff has audited the filing and has proposed a $13.9 million (1.5%), increase based upon updated information provided by WPSC.  The major change that WPSC made was related to fuel costs.  This updated information resulted in reducing our projected fuel costs by $21.5 million.  WPSC is in agreement with these changes.  The 2008 rate case will be updated for changes in fuel and purchased power costs as a result of changes in the price of natural gas closer to the time of the PSCW's final decision in this case.  Hearings for the 2008 fuel filing are scheduled for November 27, with the final rate order expected around year-end 2007.

•
WPSC sought approval for the formation of a service company within 120 days of the closing of the merger.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking the necessary regulatory approvals or waivers associated with the formation and operation of the service company.

•	WPSC will not recover transaction costs. Recovery of transition costs in 2009 and later years will be limited to the verified synergy savings in those years.
•
WPSC will hold ratepayers harmless from any increase in interest and preferred stock costs attributable to nonutility activities, provided that the authorized capital structure is consistent with the authorized costs.

•	WPSC will not pay dividends to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.61%) and a retail natural gas rate increase of $18.9 million (3.77%), effective January 12, 2007.  The 2007 rates reflect a 10.9% return on common equity.  The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure.   The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured natural gas plant sites.

As part of its January 2007 final written order, the PSCW determined that it was reasonable for WPSC to continue to defer the MISO Day 2 charges associated with net congestion and financial transmission rights costs and revenues, and the cost differences between marginal losses and average losses through 2007.  On August 30, 2007, the PSCW issued an order addressing the recoverability of these costs.  Under this order, costs deferred as of September 30, 2007, should be recoverable.  At September 30, 2007, WPSC had deferred $19.9 million of costs related to these matters.  Recovery of these costs is included in the August 14, 2007 fuel and purchased power cost filing discussed above.

In 2006, WPSC filed an agreement with the PSCW to refund a portion of the difference between the projected fuel costs in the 2006 Wisconsin retail rate case and actual fuel costs incurred from January 2006 through March 2006, as well as the projected fuel savings in April through June 2006.  In March 2007, the PSCW approved a refund to WPSC retail electric customers of $14.5 million.  This refund had been accrued at December 31, 2006.  The refund resulted in a credit to customers' bills over the period mid-March through mid-April.  At September 30, 2007, a regulatory liability of $1.9 million remained to be refunded to customers in 2008, and has been included in the August 14, 2007, fuel filing described previously.

WPSC received $127.1 million in proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund in 2005, to be refunded to customers in the following manner:

•	The PSCW ruled that WPSC's Wisconsin customers were entitled to be refunded approximately 85% of the proceeds over a two-year period beginning on January 1, 2006.
•
The MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds over a 60-month period, beginning in the third quarter of 2005.  Subsequently, the MPSC issued an order authorizing WPSC to amortize the approximately $2 million remaining balance of the refund simultaneously with the amortization of approximately $2 million of the 2005 power supply under collections from January 2007 through July 2010.

•
The FERC ruled that WPSC's wholesale customers were entitled to be refunded the remaining 13% of the proceeds.  A refund of approximately $3 million was made to one customer in the second quarter of 2006, which was offset by approximately $1 million related to both the loss WPSC recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage. Pursuant to the FERC order settlement received on August 14, 2007, WPSC completed lump-sum payments to the remaining FERC customers of approximately $16 million (including interest), representing their contributions to the nonqualified decommissioning trust fund during the period in which they received service from WPSC.  The settlement also required these FERC customers to make two separate lump-sum payments to WPSC with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage.  Payments made to WPSC total approximately $1 million and $8 million, respectively, and were netted against the $16 million refund due to these customers.

At September 30, 2007, WPSC had a $15.0 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPSC's 2006 rate case, the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At September 30, 2007, $31.8 million was left to be collected from WPSC's retail customers related to this outage.

In May 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin.  During the maintenance efforts, WPSC received approximately 87% of its expected coal deliveries.  Because of these reduced deliveries, WPSC incurred incremental fuel and purchase power costs in order to maintain reliable operations and service.  These costs were addressed in WPSC's 2007 retail electric rate case and are being recovered in 2007 and 2008.  As of September 30, 2007, $3.9 million remains to be recovered related to this matter.

Michigan

On August 10, 2007, WPSC filed a request with the MPSC to increase Michigan retail electric rates $0.8 million (3.9%) for 2008.  WPSC's last retail electric rate increase in Michigan was effective in July 2003.  The proposed electric rate increase is required because of increased costs primarily related to the construction of Weston 4 and the costs to maintain and operate the plant, a decrease in industrial load, and inflation since July 2003.  The filing requests an 11.4% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.  As approved by the MPSC, upon the issuance of a final order in this rate case, WPSC will also begin recovering the capacity payments related to its power purchase agreement with Dominion Energy Kewaunee, LLC through the Power Supply Cost Recovery mechanism.

On June 27, 2006, the MPSC issued a final written order authorizing a retail electric rate increase for UPPCO that reflects a 10.75% return on common equity and a common equity ratio of 54.9% in its regulatory capital structure.  The increased retail electric rate does not reflect the recovery by UPPCO of any deferred costs associated with the Silver Lake incident, which will be addressed in a future proceeding.

Illinois

The PEC merger was effective February 21, 2007.  PGL and NSG are wholly owned by PEC. On February 7, 2007, the ICC approved the PEC merger by accepting an agreed upon order among the active parties to the merger case.  The order included Conditions of Approval regarding commitments by the applicants to:

•	provide certain reports,
•	perform studies of the PGL natural gas system,
•	promote and hire a limited number of union employees in specific areas,
•	make no reorganization-related layoffs or position reductions within the PGL union workforce,
•	maintain both the PGL and NSG operation and maintenance and capital budgets at recent levels,
•	file a plan for formation and implementation of a service company,
•	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
•	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the PGL and NSG storage natural gas inventory in connection with closing the merger.

The Conditions of Approval also include commitments with respect to the pending rate cases of PGL and NSG.  These are the inclusion of merger synergy savings of $11.4 million at PGL and $1.6 million at NSG in the proposed test year, the recovery of $6.2 million at PGL and $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $30.9 million at PGL and $4.2 million at NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which is contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs.  Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of combined merger costs, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.  As of September 30, 2007, the regulatory asset balance representing merger costs to be recovered totalled $12.2 million at PGL and $1.7 million at NSG.

On March 9, 2007, PGL and NSG filed requests with the ICC to increase natural gas rates on an annualized basis for PGL and NSG by $102.5 million and $6.3 million, respectively, for 2008.  The proposed rate increases are required to allow the companies to recover their current cost of service and to provide a reasonable rate of return on their equity investment.  Both the PGL and NSG filings include an 11.06% return on common equity and a common equity ratio of 56% in their regulatory capital structure.  In addition, PGL and NSG proposed "riders" that would allow changes in costs to be passed through between rate cases.

Riders impacting both PGL and NSG are:

•
a "decoupling" mechanism that would allow PGL and NSG to adjust rates going forward to recover or refund the difference between actual recovered non-gas costs recovered in revenue and authorized non-gas costs;

•	a mechanism to recover the natural gas cost portion of uncollectible expense based on current natural gas prices; and
•	a mechanism to recover $6.4 million and $1.1 million of energy efficiency costs for PGL and NSG, respectively, under a program to be approved by the ICC.

An additional "rider" for PGL is a mechanism to recover the return on, and return of, capital investment in excess of historical capital investment associated with accelerating the replacement of cast iron main.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed its direct testimony, and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated.  The return on common equity recommended by the ICC staff was 9.7% for PGL and 9.5% for NSG.  The ICC staff opposed the proposed riders to address specific costs and revenues between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Interveners also filed direct testimony on June 29, 2007, and July 3, 2007.  In its rebuttal testimony, PGL and NSG changed their requested revenue requirement increase to approximately $99 million and $4 million, respectively.

On September 5, 2007, PGL and NSG filed surrebuttal testimony, changing the requested revenue requirement increase to $94.9 million for PGL and $3.5 million for NSG.  The reductions from the original request were primarily to reflect more current information on capital spending and natural gas price sensitive expenses.  Hearings were held in Chicago from September 10 through September 17, 2007.  Briefs were filed on October 12, 2007.  Reply briefs and a draft order were filed on October 23, 2007.  The ICC staff's initial brief proposes an increase of $53.6 million for PGL and a decrease of $1.4 million for NSG.  The administrative law judges are expected to file a proposed order on November 20, 2007, with exceptions due December 10, 2007, and replies to exceptions due December 17, 2007.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the Pennsylvania, New Jersey, Maryland Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment ("SECA") to be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

For the 16-month transitional period, Integrys Energy Services received billings of $19.2 million (pre-tax) for these charges.  Integrys Energy Services expensed $14.7 million of the $19.2 million, as it is probable that Integrys Energy Services' total exposure will be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings. Integrys Energy Services anticipates settling a portion of its SECA matters through vendor negotiations in 2007.  Integrys Energy Services has reached settlement agreements with three of its vendors for a combined $1.6 million.

The evidentiary hearing on SECA-related matters was held in the spring of 2006.  In August 2006, the administrative law judge hearing the case issued an Initial Decision that was in agreement with all of Integrys Energy Services' positions.  The administrative law judge certified the Initial Decision to the FERC in mid-September 2006, closing the hearing record.  Briefs on Exception to the Initial Decision were filed with FERC in early September 2006, and Opposing Exceptions were filed on October 10, 2006. The FERC will review the hearing record, the Initial Decision, and the briefs on exception, and issue a Final Order.  If the Final Order is consistent with the Initial Decision of the administrative law judge, Integrys Energy Services' exposure of $19.2 million may be reduced by as much as $13 million (pre-tax).

The Final FERC Order is subject to rehearing and then court challenges.  Any refunds to Integrys Energy Services will include interest for the period from payment to refund.  Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact Integrys Energy Services' long-term competitiveness because the only unresolved issue is the final FERC Order and pending refund.  In addition to potential rehearing and court challenges of the final FERC order in this case, the application and legality of the FERC's decision to eliminate through and out rates has been challenged by those directly affected and many of the underlying substantive orders instituting the SECA have been challenged by many load-serving entities, including Integrys Energy Services, and in rehearing requests, which are also subject to court challenges.

The SECA is also an issue for WPSC and UPPCO.  It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates.  WPSC and UPPCO reached a settlement in principle with American Electric Power and Commonwealth Edison and now await approval by the FERC.  Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million of SECA charges paid by WPSC during the transition period.  If FERC does not approve this settlement, which is deemed unlikely, WPSC and UPPCO have reserved their rights to challenge various issues in SECA which were not settled by the hearings.  WPSC and UPPCO have also reserved their rights to challenge any briefs on exception to the Initial Decision and the FERC's final order in this case if the settlement is not approved.

NOTE 19--SEGMENTS OF BUSINESS

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments.  At September 30, 2007, Integrys Energy Group reported five segments, which are described below.

The two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the five regulated natural gas utility operations of WPSC, MGUC, MERC, PGL, and NSG.  PEC's regulated natural gas utility operations (PGL and NSG) were included in results of operations since the merger date. PGL and NSG purchase, store, distribute, sell, and transport natural gas to customers throughout Chicago and portions of northeastern Illinois.

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in 23 states in the United States and 6 Canadian provinces.

The nonregulated oil and natural gas production segment includes the results of PEP, which have been reported as discontinued operations.  PEP engages in the acquisition, development and production of oil and natural gas reserves in selected onshore basins in the United States through direct ownership in oil, natural gas and mineral leases.  In September 2007, Integrys Energy Group completed the sale of PEP.

The Holding Company and Other segment, another nonregulated segment, includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with nonutility activities at WPSC, PGL, NSG, MGUC, MERC, and UPPCO.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended September 30, 2007
External revenues	$330.1	$235.9	$566.0	$1,554.3	$-	$2.2	$-	$2,122.5
Intersegment revenues	10.3	0.1	10.4	-	-	1.0	(11.4)	-
Depreciation and amortization expense	19.4	27.4	46.8	4.8	-	0.9	-	52.5
Miscellaneous income (expense)	3.7	1.5	5.2	(2.9)	-	19.7 (3)	(6.5)	15.5
Interest expense	8.6	14.8	23.4	4.7	1.1	25.5	(6.5)	48.2
Provision (benefit) for income taxes	22.4	(14.4)	8.0	1.3	(0.5)	1.0	-	9.8
Income (loss) from continuing operations	38.6	(30.5)	8.1	13.3	(1.1)	(8.7)	-	11.6
Discontinued operations	-	-	-	(0.1)	32.4	-	-	32.3
Preferred stock dividends of subsidiary	0.6	0.1	0.7	-	-	-	-	0.7
Income (loss) available for common shareholders	38.0	(30.6)	7.4	13.2	31.3	(8.7)	-	43.2

Three Months Ended September 30, 2006
External revenues	$303.8	$91.0	$394.8	$1,160.3	$-	$-	$-	$1,555.1
Intersegment revenues	11.2	0.1	11.3	0.6	-	0.3	(12.2)	-
Depreciation and amortization expense	19.7	9.8	29.5	2.3	-	0.2	-	32.0
Miscellaneous income (expense)	0.3	0.4	0.7	(1.3)	-	17.9 (3)	(5.8)	11.5
Interest expense	7.5	5.5	13.0	6.0	-	16.0	(5.9)	29.1
Provision (benefit) for income taxes	19.4	(5.3)	14.1	(13.7)	-	(0.2)	-	0.2
Income (loss) from continuing operations	31.6	(10.9)	20.7	8.9	-	(1.6)	-	28.0
Discontinued operations	-	-	-	12.2	-	-	-	12.2
Preferred stock dividends of subsidiary	0.6	0.1	0.7	-	-	-	-	0.7
Income (loss) available for common shareholders	31.0	(11.0)	20.0	21.1	-	(1.6)	-	39.5

(1)  Includes only utility operations.
(2)  Nonutility operations are included in the Holding Company and Other column.
(3)  Other miscellaneous income for the three months ended September 30, 2007, and 2006, includes $13.1 million and $11.2 million, respectively, of pre-tax income from equity method investments.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Nine Months Ended September 30, 2007
External revenues	$912.6	$1,335.0	$2,247.6	$4,975.3	$-	$7.9	$-	$7,230.8
Intersegment revenues	32.2	0.6	32.8	2.8	-	1.3	(36.9)	-
Depreciation and amortization expense	60.0	70.9	130.9	10.4	-	2.0	-	143.3
Miscellaneous income (expense)	6.2	4.3	10.5	1.4	0.1	55.0 (3)	(17.6)	49.4
Interest expense	24.4	37.4	61.8	10.4	2.4	70.2	(17.6)	127.2
Provision (benefit) for income taxes	40.6	1.1	41.7	0.4	(1.0)	(4.7)	-	36.4
Income (loss) from continuing operations	71.2	1.2	72.4	34.2	(2.5)	(14.9)	-	89.2
Discontinued operations	-	-	-	14.7	64.6	-	-	79.3
Preferred stock dividends of subsidiary	1.7	0.6	2.3	-	-	-	-	2.3
Income (loss) available for common shareholders	69.5	0.6	70.1	48.9	62.1	(14.9)	-	166.2

Nine Months Ended September 30, 2006
External revenues	$804.1	$379.3	$1,183.4	$3,842.7	$-	$-	$-	$5,026.1
Intersegment revenues	29.7	0.4	30.1	6.4	-	0.9	(37.4)	-
Depreciation and amortization expense	58.5	22.8	81.3	7.0	-	0.2	-	88.5
Miscellaneous income (expense)	1.5	0.7	2.2	(8.2)	-	52.8 (3)	(12.1)	34.7
Interest expense	22.1	11.9	34.0	12.3	-	35.7	(12.2)	69.8
Provision (benefit) for income taxes	41.2	(5.7)	35.5	8.6	-	2.5	-	46.6
Income (loss) from continuing operations	71.5	(11.1)	60.4	64.0	-	4.8	-	129.2
Discontinued operations	-	-	-	7.6	-	-	-	7.6
Preferred stock dividends of subsidiary	1.6	0.7	2.3	-	-	-	-	2.3
Income (loss) available for common shareholders	69.9	(11.8)	58.1	71.6	-	4.8	-	134.5

(1)  Includes only utility operations.
(2)  Nonutility operations are included in the Holding Company and Other column.
(3)  Other miscellaneous income for the nine months ended September 30, 2007, and 2006, includes $37.7 million and
     $33.2 million, respectively, of pre-tax income from equity method investments.

NOTE 20--NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The standard eliminates the current requirement for deferring "day one" gains on energy contracts that are not evidenced by quoted market prices or other current market transactions.  The standard will be effective for Integrys Energy Group beginning January 1, 2008.  We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

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

SFAS No. 159 is effective for Integrys Energy Group beginning January 1, 2008.  Integrys Energy Group does not anticipate electing the fair value option for any eligible items at the January 1, 2008, adoption date.  However, after the effective date, Integrys Energy Group will continue to evaluate the fair value election for eligible items on a case by case basis.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Integrys Energy Group is a diversified holding company operating through a portfolio of subsidiaries that provide energy and related services.  Our wholly owned subsidiaries as of September 30, 2007, included six regulated utilities, WPSC, UPPCO, MGUC, MERC, PGL, and NSG, and one nonregulated subsidiary, Integrys Energy Services.  Of our six regulated utilities, WPSC has electric and natural gas operations, UPPCO provides only electric operations, with the remaining four utilities providing only natural gas operations.  Our six regulated utilities operate in various areas of Illinois, Wisconsin, Minnesota, and Michigan while our nonregulated operations are dispersed throughout portions of the United States and portions of Canada where electric and/or natural gas customer choice exists.  Integrys Energy Group also owns an approximate 34% interest in ATC, a multi-state, transmission-only utility that provides electric transmission service in an area from the Upper Peninsula of Michigan throughout the eastern half of Wisconsin and into portions of Illinois.  The portfolio of major subsidiaries and investments at Integrys Energy Group is summarized as follows:

Integrys Energy Group
Two Regulated Segments ElectricNatural Gas - WPSC - WPSC - PGL - UPPCO - MGUC - NSG - MERC	Nonregulated Segment - Integrys Energy Services	Holding Company & Other - 34% Ownership in ATC

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

Maintain and Grow a Strong Regulated Utility Base– We anticipate continued growth in our regulated operations.  A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success.  Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
To help meet renewable energy requirements in Wisconsin, WPSC is negotiating a transaction to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.  An agreement with the counterparty is anticipated to be reached by the end of 2007.

•
In February 2007, we consummated the merger with PEC.  As a result of the merger, PEC is now a wholly owned subsidiary of Integrys Energy Group.  See Note 5, "Acquisitions and Sales of Assets," for more information.

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability.  Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC (30% owner in the plant).  The plant is expected to be placed into service in the first quarter of 2008.

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

•
We continue to upgrade electric and natural gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and shareholders.  The Guardian lateral project, approximately a $73 million project, is one example of the ongoing infrastructure development.

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

•
We are nearing completion of the Winnebago landfill gas electric generation project.  This 6.4 megawatt facility is an example of asset development that compliments the growing energy marketing business, providing a source of renewable generation which is increasingly desired by our customers.

•
In the fourth quarter of 2006, Integrys Energy Services hired experienced personnel in Denver, Colorado to provide wholesale electric products to customers in the MISO, Alberta, Ontario (ESCO), and Western Systems Coordinating Council (WSCC) markets.  Operations began during the second quarter 2007.

•
Integrys Energy Services began developing a retail electric product offering in the Mid-Atlantic market (Pennsylvania, Delaware, Washington DC, Maryland, and New Jersey) in 2006.  Having been presented with a good opportunity to leverage its infrastructure throughout the northeastern United States, Integrys Energy Services hired experienced personnel in the Mid-Atlantic region and has started signing up customers.  Delivery of power to these customers commenced in the second quarter of 2007.  Integrys Energy Services has an existing market presence in this region, serving wholesale electric customers.

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

•
The merger with PEC will align the best practices and expertise of both companies and result in synergy efficiencies.  The merger is expected to ultimately result in annual cost savings of approximately $99 million in the corporate and regulated businesses and $7 million in the nonregulated business.  We anticipate achieving these ongoing synergies approximately five years from the closing date of the merger.  Our current estimate of ongoing synergies includes cost savings from the elimination or avoidance of redundant and overlapping functions and systems, the enhancement of nonregulated revenues, and changes to employee retirement and other benefit plans.  Cost to achieve the noted synergies is expected to be approximately $179 million.

•
In June 2007, Integrys Energy Group formed, and filed for approval with the PSCW, ICC, MPSC, and MPUC, a centralized service company (Integrys Business Support) to provide administrative support primarily to Integrys Energy Group's six regulated utilities, with some services to also be provided to Integrys Energy Services, where allowed.  Integrys Business Support will provide services such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative (e.g., real estate, printing, etc.), regulatory, natural gas services, and natural gas supply.  The formation of the centralized service company combines resources and will help Integrys Energy Group achieve operational excellence and sustainable value for customers and shareholders.

•
An initiative we call "Competitive Excellence" is being deployed across Integrys Energy Group and its subsidiaries.  Competitive Excellence utilizes Lean and Six Sigma principles and strives to eliminate work that does not provide value for customers.  This will create more efficient processes, improve the effectiveness of employees, and reduce costs.  Competitive Excellence is being utilized to help Integrys Energy Group achieve the anticipated synergies in the merger with PEC.

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

•
In September 2007, Integrys Energy Group completed the sale of PEP.  The divesture of this oil and natural gas production business will lower Integrys Energy Group's business risk profile and has provided funds to reduce debt.  See Note 4, "Discontinued Operations," for more information.

•
In January 2007, Integrys Energy Services sold WPS Niagara Generation, LLC.  Niagara owned the 50-megawatt Niagara Falls generation facility located in Niagara Falls, New York.  See Note 4, "Discontinued Operations," for more information.

•	We continue to evaluate alternatives for the sale of assets we have identified as no longer needed for our operations.

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

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – Integrys Energy Group's mission is to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation, utilizing appropriate hedging tools, and investing in new generation and transmission (via the ATC), while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, and value priced service to our customers.  We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.

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

•
Both WPSC's and PGL's websites were recently named among the top 25 websites for small- to mid-size businesses in 2007 by E Source, an information services company based in Colorado that provides unbiased independent analysis of retail energy markets, services, and technologies.  This recognition demonstrates that we are focused on meeting customers' needs and providing services that customers value.

•
We manage our operations to minimize the impact we might have on the environment.  Our new Weston 4 facility will be one of the most efficient electric generation units in the country with state-of-the-art environmental controls and will allow us to reduce the amount of emissions produced for each megawatt-hour of electricity that we generate.  We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•
By effectively operating a mixed portfolio of generation and investing in new generation, like Weston 4, a proposed wind farm in Iowa, and new transmission (via our ownership in the ATC), Integrys Energy Group is helping to ensure continued reliability and environmentally sound energy for our customers.

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

Forward Nonregulated Business Operations

Integrys Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments and sale of generation from power plants.  The table below discloses future natural gas and electric sales volumes under contract at Integrys Energy Services as of September 30, 2007.  Integrys Energy Services expects that its ultimate sales volumes in 2007 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and as existing customers renew expiring contracts and those who do not have long-term contracts continue to buy their short-term requirements from Integrys Energy Services.

Forward Contracted Volumes at 9/30/2007 (1)	10/01/07 to 09/30/08	10/01/08 to 09/30/09	After 09/30/09

Wholesale sales volumes – billion cubic feet	149.6	48.5	36.7
Retail sales volumes – billion cubic feet	236.7	77.2	51.6
Total natural gas sales volumes	386.3	125.7	88.3

Wholesale sales volumes – million kilowatt-hours	37,073	15,839	8,686
Retail sales volumes – million kilowatt-hours	12,084	3,783	3,881
Total electric sales volumes	49,157	19,622	12,567
(1)
This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table will be net settled.

For comparative purposes, the future natural gas and electric sales volumes under contract at September 30, 2006, are shown below.  The actual electric and natural gas sales volumes for the nine months ended September 30, 2007, and 2006 are disclosed within "Results of Operations" below.

Forward Contracted Volumes at 9/30/2006 (1)	10/01/06 to 09/30/07	10/01/07 to 09/30/08	After 09/30/08

Wholesale sales volumes – billion cubic feet	124.4	24.8	8.5
Retail sales volumes – billion cubic feet	193.5	56.1	44.2
Total natural gas sales volumes	317.9	80.9	52.7

Wholesale sales volumes – million kilowatt-hours	21,868	9,904	6,267
Retail sales volumes – million kilowatt-hours	2,500	834	467
Total electric sales volumes	24,368	10,738	6,734
(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table could be net settled.

Both retail and wholesale forward natural gas volumes under contract have increased as of September 30, 2007, compared with September 30, 2006, partially due to the following:

•
The nonregulated business of PEC, which merged with Integrys Energy Services effective February 21, 2007, contributed approximately 44 billion cubic feet to forward contracted natural gas volumes.  Excluding these volumes, the increase in retail natural gas volumes under contract at Integrys Energy Services was driven by lower natural gas prices, encouraging new and existing customers to enter into or extend supply contracts with Integrys Energy Services.

•
Increased volatility in natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions, driving the increase in wholesale natural gas sales volumes under contract at September 30, 2007, compared with September 30, 2006.

•
Wholesale electric volumes under contract increased significantly at September 30, 2007.  The increase in wholesale electric sales volumes was mostly related to the continued expansion of Integrys Energy Services' wholesale electric businesses in the eastern markets, Colorado and Illinois.  No wholesale electric volumes under contract were related to the merger with PEC.  The emphasis Integrys Energy Services is placing on its originated wholesale customer electric business is producing encouraging results and, as a result, Integrys Energy Services has increasingly entered into contracts to provide electricity to wholesale customers in the future.

•
Retail electric sales volumes under contract have also increased at September 30, 2007, partially due to the merger with PEC.  The nonregulated business of PEC contributed approximately 7 million megawatt-hours to forward contracted volumes.  Retail electric sales volumes also increased due to continued expansion of retail electric product offerings in various markets.  In 2006, Integrys Energy Services expanded its retail electric product offering in Illinois, New Hampshire, Rhode Island, Massachusetts, and Texas.  Integrys Energy Services previously did not offer retail electric products, or offered few products, in these areas and expects to continue to build retail electric sales in these markets by continuing to attract new customers.

Integrys Energy Services employs credit policies to mitigate its exposure to credit risk.  As a result of these credit policies, Integrys Energy Services has not experienced significant write-offs from its large wholesale counterparties to date.  The table below summarizes Integrys Energy Services' wholesale counterparty credit exposure, categorized by maturity date, as of September 30, 2007.  At September 30, 2007, Integrys Energy Services had exposure with one investment grade counterparty that was more than 10% of net exposure.  Net exposure with this counterparty was $51.6 million and is included in the table below.

Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade – regulated utility	$ 55.2	$ 49.9	$ 3.0	$ 2.3
Investment grade – other	173.7	132.4	19.2	22.1

Non-investment grade – regulated utility	8.1	8.1	-	-
Non-investment grade – other	7.4	7.0	0.4	-

Non-rated – regulated utility (3)	2.1	(0.3)	2.4	-
Non-rated – other (3)	63.6	55.8	6.4	1.4

Exposure	$310.1	$252.9	$31.4	$25.8
(1)
The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher.  Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2)
Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure.  Exposure is before consideration of collateral from counterparties.  Collateral, in the form of cash and letters of credit, received from counterparties totaled $94.8 million at September 30, 2007, $50.9 million from investment grade counterparties, $6.1 million from non-investment grade counterparties, and $37.8 million from non-rated counterparties.

(3)
Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support.  These counterparties are subject to an internal credit review process.

RESULTS OF OPERATIONS

Third Quarter 2007 Compared with Third Quarter 2006

Integrys Energy Group Overview

Integrys Energy Group's results of operations for the quarters ended September 30 are shown in the following table:

Integrys Energy Group's Results (Millions, except share amounts)	2007	2006	Change

Income available for common shareholders	$43.2	$39.5	9.4%
Basic earnings per share	$0.57	$0.91	(37.4)%
Diluted earnings per share	$0.56	$0.91	(38.5)%

Integrys Energy Group recognized income available for common shareholders of $43.2 million ($0.56 diluted earnings per share) for the quarter ended September 30, 2007, compared with income available for common shareholders of $39.5 million ($0.91 diluted earnings per share) for the quarter ended September 30, 2006.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
The regulated electric utility segment earnings increased $7.0 million (22.6%), from earnings of $31.0 million for the quarter ended September 30, 2006, to earnings of $38.0 million for the same quarter in 2007.  Earnings at the regulated electric utilities increased primarily as a result of the following:

- Operating income increased $7.7 million ($4.6 million after-tax), driven by an $18.1 million increase in WPSC's regulated electric margin, partially offset by an $11.0 million increase in operating and maintenance expenses at WPSC.  WPSC's regulated electric margin increase was driven by the retail electric rate increase that was effective on January 12, 2007, while the increase in operating and maintenance expenses was primarily related to the allocation of external costs to achieve merger synergies, as well as higher maintenance, transmission, and employee benefit costs.
- Miscellaneous income at the regulated electric utility increased $3.4 million ($2.0 million after-tax), partially due to an increase in interest income received from ATC related to the transmission interconnection WPSC is constructing on their behalf.

•
The net loss of the regulated natural gas utility segment increased $19.6 million, from a net loss of $11.0 million during the third quarter of 2006, to a net loss of $30.6 million for the same quarter in 2007.  The higher net loss experienced by the regulated natural gas utilities was driven by the following:

- The PEC natural gas utilities (PGL and NSG), which were acquired effective February 21, 2007, recognized a combined net loss of $20.5 million, primarily due to the seasonal nature of natural gas utilities, which derive earnings during the heating season (first and fourth quarters).  It is common for these natural gas utilities to recognize losses during the summer cooling season (second and third quarters).

- For the same reason discussed above, MGUC and MERC also recognized net losses during the third quarters of 2007 and 2006.  The combined net loss recognized by MGUC and MERC decreased $2.6 million (40.0%), primarily related to transition costs incurred by these utilities in the third quarter of 2006 for the start-up of outsourcing activities and other legal and consulting fees.

- The net loss at WPSC's natural gas utility did not change significantly quarter-over-quarter.

•
Integrys Energy Services' earnings decreased $7.9 million (37.4%), from earnings of $21.1 million for the quarter ended September 30, 2006, to earnings of $13.2 million for the same quarter in 2007, due to the following:

- A $16.4 million ($9.8 million after-tax) increase in Integrys Energy services' realized retail electric margin, primarily related to the retail electric business in Texas, New England and Illinois.
- Quarter-over-quarter, earnings related to Integrys Energy Services' investment in a synthetic fuel facility increased $7.9 million, from $0.3 million for the quarter ended September 30, 2006, to $8.2 million for the quarter ended September 30, 2007.  The amounts discussed above include synthetic fuel related Section 29/45K federal tax credits recognized, mark-to-market gains and losses on derivatives utilized to protect a portion of the value of these Section 29/45K federal tax credits, operating losses, variable payments received, and royalty income, deferred gains, and interest income recognized.  See Note 12, "Commitments and Contingencies," for more information.
- An offsetting decrease in Integrys Energy Services' earnings was due to a $21.1 million ($12.7 million after-tax) increase in operating and maintenance expenses, driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services, the most significant of which related to the acquisition of PEC's nonregulated operations.
- After tax income from discontinued operations at Integrys Energy Services also decreased $12.3 million, driven by a $12.7 million gain on the sale of Sunbury Generation LLC in the third quarter of 2006.

•
Financial results at the Holding Company and Other segment decreased $7.1 million, from a loss of $1.6 million for the quarter ended September 30, 2006, to a loss of $8.7 million for the quarter ended September 30, 2007.  See "Overview of Holding Company and Other Segment Operations," for more information.

•
In connection with the PEC merger, Integrys Energy Group announced its intent to divest of PEC's Oil and Natural Gas segment (PEP).  PEP was sold in the third quarter of 2007.  During the quarter ended September 30, 2007, PEP recognized after-tax earnings of $32.4 million (including an after-tax gain on sale of PEP of $13.7 million), which were reported as discontinued operations.

•
Diluted earnings per share were impacted by the items discussed above as well as a 33.1 million share (76.3%) increase in the weighted average number of outstanding shares of Integrys Energy Group's common stock for the quarter ended September 30, 2007, compared with the same quarter in 2006.  Integrys Energy Group issued 31.9 million shares on February 21, 2007, in conjunction with the merger with PEC.  Additional shares were also issued under the Integrys Energy Group Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

In the third quarter of 2007, utility operations included (1) the regulated electric utility segment, consisting of the electric operations of WPSC and UPPCO, and (2) the regulated natural gas utility segment, consisting of the natural gas operations of WPSC, PGL, NSG, MGUC, and MERC.  PGL and NSG were acquired on February 21, 2007 and, therefore, are not included in the results of operations for the third quarter of 2006.

Regulated Electric Utility Segment Operations

Integrys Energy Group's Regulated Electric Utility	Three Months Ended September 30,
Segment Results (Millions)	2007	2006	Change

Revenues	$340.4	$315.0	8.1%
Fuel and purchased power costs	169.9	163.5	3.9%
Margins	170.5	151.5	12.5%

Operating and maintenance expense	74.6	63.4	17.7%
Depreciation and decommissioning expense	19.4	19.7	(1.5)%
Taxes other than income	10.6	10.2	3.9%
Operating income	$65.9	$58.2	13.2%

Sales in kilowatt-hours
Residential	841.4	847.9	(0.8)%
Commercial and industrial	2,288.6	2,291.1	(0.1)%
Wholesale	1,045.5	1,073.0	(2.6)%
Other	9.5	9.5	0.0%
Total sales in kilowatt-hours	4,185.0	4,221.5	(0.9)%

Weather – WPSC
Heating degree days	174	244	(28.7)%
Cooling degree days	395	395	-

Revenue

Regulated electric utility revenue increased $25.4 million (8.1%) for the three months ended September 30, 2007, compared with the same quarter in 2006, driven by the following:

•
On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.  This retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 (including the training of additional personnel to maintain and operate the facility), and costs for major overhauls at Weston 2 and the De Pere Energy Center.  WPSC's quarter-over-quarter revenue increased $23.4 million (8.2%), primarily as a result of the retail electric rate increase.

•
In the third quarter of 2007, UPPCO's per unit fuel and purchased power costs increased approximately 15% compared to the third quarter of 2006, which drove a $2.0 million (6.9%) increase in UPPCO's quarter-over quarter revenues.  The MPSC permits 100% recovery of allowed fuel and purchased power costs for UPPCO's retail electric customers.

Margin

The regulated electric utility margin increased $19.0 million (12.5%) for the three months ended September 30, 2007, compared with the same period in 2006, driven by a higher quarter-over-quarter margin at WPSC.

•
WPSC's regulated electric utility margin increased $18.1 million (13.2%), driven primarily by the retail electric rate increase discussed above.  In contrast to the negative impact fuel and purchased power costs had on WPSC's regulated electric margin in the first half of 2007, fuel and purchased power costs did not have a significant impact on margin for the third quarter of 2007.  Actual fuel costs for the third quarter of 2007 more closely reflected the level of costs authorized for recovery by the PSCW in rates for the quarter as a result of lower commodity costs and fewer planned outages.

•
Partially offsetting the increase in WPSC's regulated electric utility margin was a 28.7% quarter-over-quarter decrease in heating degree days, as a portion of heating load is electric.  The decrease in heating degree days negatively impacted margin by approximately $1.1 million.

Operating income

Regulated electric utility segment operating income increased $7.7 million (13.2%), driven by the $19.0 million increase in margin (discussed above), partially offset by an $11.2 million increase in operating and maintenance expenses.  The increase in operating and maintenance expenses, from $63.4 million for the quarter ended September 30, 2006, to $74.6 million for the same quarter in 2007, was primarily the result of an $11.0 million increase in regulated electric operating and maintenance expense at WPSC, as follows:

•	The regulated electric utility segment of WPSC was allocated external costs to achieve merger synergies of $3.7 million in the third quarter of 2007.

•
Regulated electric maintenance expenses at WPSC increased $2.5 million, primarily due to planned major turbine and generator work performed at the Pulliam electric generation plant in the third quarter of 2007.  There were no major plant outages in the third quarter of 2006.

•
Electric transmission expenses increased $2.1 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend the electric utility segment expects will continue.

•	The remaining increase in regulated electric operating and maintenance expenses was largely driven by higher employee benefit costs.

Regulated Natural Gas Utility Segment Operations

Integrys Energy Group's Regulated Natural Gas Utility Segment Results	Three Months Ended September 30,
(Millions)	2007	2006	Change

Revenues	$236.0	$91.1	159.1%
Purchased natural gas costs	128.5	58.1	121.2%
Margins	107.5	33.0	225.8%

Operating and maintenance expense	104.2	30.2	245.0%
Depreciation and decommissioning expense	27.4	9.8	179.6%
Taxes other than income	7.5	4.1	82.9%
Operating loss	$(31.6)	$(11.1)	184.7%

Throughput in therms
Residential	98.0	32.8	198.8%
Commercial and industrial	40.7	22.8	78.5%
Interruptible	8.7	7.5	16.0%
Interdepartmental	17.4	8.9	95.5%
Transport	310.8	203.0	53.1%
Total sales in therms	475.6	275.0	72.9%

Weather *
WPSC heating degree days	174	244	(28.7)%
MGUC heating degree days	102	162	(37.0)%
MERC
Northern territory heating degree days	409	378	8.2%
Southern territory heating degree days	145	169	(14.2)%
* Weather information for PGL and NSG is not shown as the information is not comparable to prior year since the companies were not part of Integrys Energy Group prior to February 21, 2007.

Revenue

Regulated natural gas utility segment revenue increased $144.9 million (159.1%) for the three months ended September 30, 2007, compared with the same period in 2006, due primarily to the following:

•	PGL and NSG generated $135.8 million of natural gas utility revenue and contributed approximately 195 million therms of natural gas throughput volumes during the quarter ended September 30, 2007.

•
WPSC's natural gas utility revenue increased $7.3 million, from $49.2 million for the three months ended September 30, 2006, to $56.5 million for the same period in 2007, driven by a retail natural gas rate increase and a 10.5% increase in natural gas throughput volumes.  On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  This retail natural gas rate increase was required for infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured natural gas plant sites.  The increase in natural gas throughput volumes was driven by a 12.8% increase in residential volumes and a 94.4% increase in natural gas volumes sold to the electric utility.  The increase in sales volumes to residential customers was driven by a 25.2% quarter-over-quarter increase in the average weather-normalized natural gas usage per customer.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units, driven by an outage at the Pulliam plant in the third quarter of 2007 and higher dispatch of these units by MISO for reliability purposes.

Margin

The regulated natural gas utility segment margin increased $74.5 million (225.8%) for the three months ended September 30, 2007, compared with the same period in 2006 due primarily to the following:

•	The combined margin provided by PGL and NSG during the third quarter of 2007 was $70.5 million. These natural gas utilities were acquired in February 2007.

•
WPSC's natural gas margin increased $3.2 million, from $18.7 million in the third quarter of 2006 to $21.9 million in the third quarter of 2007.  As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase, and an increase in throughput volumes to higher margin residential customers.  The increase in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin.

•	The margin at MGUC and MERC was flat for the three months ended September 30, 2007, compared with the same period in 2006.

Operating income

The operating loss at the regulated natural gas utility segment increased $20.5 million (184.7%), driven by a $95.0 million increase in total operating expenses, partially offset by the $74.5 million increase in the natural gas margin discussed above.

Operating and maintenance expenses at the regulated natural gas utility segment increased $74.0 million, driven by the following:

•
Combined operating and maintenance expenses of $74.1 million were incurred by PGL and NSG in the third quarter of 2007 (external costs to achieve merger synergies allocated to these utilities were deferred and, therefore, had no impact on operating and maintenance expense).

•
Operating expenses related to WPSC's natural gas operations increased $2.5 million quarter-over-quarter, due primarily to a $1.2 million increase in uncollectible accounts expense and the allocation of $0.9 million of external costs to achieve merger synergies.

•
Operating and maintenance expense at MGUC decreased primarily due to $1.1 million of transition costs incurred in the third quarter of 2006 for the start-up of outsourcing activities and other legal and consulting fees, partially offset by the allocation of $0.2 million of external costs to achieve merger synergies in the third quarter of 2007.

•
Operating and maintenance expense at MERC decreased primarily due to $1.2 million of transition costs incurred in the third quarter of 2006 for the start-up of outsourcing activities and other legal and consulting fees, partially offset by the allocation of $0.2 million of external costs to achieve merger synergies in the third quarter of 2007.

Depreciation and amortization expense increased $17.6 million.  This quarter-over-quarter increase in depreciation and amortization expense was driven by combined depreciation and amortization expense of $17.8 million recognized at PGL and NSG in the third quarter of 2007.

Taxes other than income increased $3.4 million.  This quarter-over-quarter increase in taxes other than income was driven by $3.8 million of combined taxes other than income recognized at PGL and NSG during the quarter, primarily related to property taxes, real estate taxes, gross receipts taxes, and payroll taxes incurred at these two companies.

Overview of Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in 23 states in the United States and 6 Canadian provinces.

As a result of the PEC merger, the nonregulated businesses of each company were able to combine their natural gas and electricity presence with residential, commercial, and industrial customers regionally within Illinois, Michigan, and Ohio, resulting in Integrys Energy Services being one of the largest nonutility energy marketers in the northern Illinois energy marketplace.  In addition, Integrys Energy Services provides wholesale natural gas transportation, storage, and supply services to marketers, utilities, pipelines, and natural gas-fired generation facilities.  Also as a result of the merger, Integrys Energy Services has significantly increased the amount of pipeline transportation and storage it has under contract in the Midwest region.

In 2007 and through the beginning of 2008, Integrys Energy Services is committed to making improvements to its existing infrastructure to optimize customer service in existing markets, which it believes, along with its competitive energy offerings, will allow expansion into existing and new markets.  The new product offerings launched in 2006 and 2007 have had a favorable impact on retail electric and wholesale power origination in 2007 and Integrys Energy Services expects margin from these offerings to continue to grow.

	Three Months Ended September 30,
(Millions, except natural gas sales volumes)	2007	2006	Change

Nonregulated revenues	$1,554.3	$1,160.9	33.9%
Nonregulated cost of fuel, natural gas, and purchased power	1,487.5	1,139.1	30.6%
Margins	$66.8	$21.8	206.4%
Margin Detail
Electric and other margins	$33.7	$(9.4)	-
Natural gas margins	$33.1	$31.2	6.1%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	40,237.8	15,476.7	160.0%
Retail electric sales volumes in kilowatt-hours	4,774.1	1,989.7	139.9%
Wholesale natural gas sales volumes in billion cubic feet	121.4	100.7	20.6%
Retail natural gas sales volumes in billion cubic feet	76.8	76.7	0.1%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	935.2	207.7	350.3%
Retail electric sales volumes in kilowatt-hours *	4,708.1	1,266.0	271.9%
Wholesale natural gas sales volumes in billion cubic feet *	115.1	95.9	20.0%
Retail natural gas sales volumes in billion cubic feet *	66.0	61.2	7.8%
* Represents gross physical volumes

Revenue

Integrys Energy Services' revenue increased $393.4 million (33.9%) for the quarter ended September 30, 2007, compared with the same quarter in 2006.  The nonregulated energy marketing businesses acquired from PEC contributed:

•	Approximately $250 million to revenue,
•	Approximately 1,500 million kilowatt-hours to physical sales volumes in retail electric operations,
•	Approximately 14 billion cubic feet to wholesale natural gas operations, and
•	Approximately 5 billion cubic feet to retail natural gas operations.

In addition to revenue and volume contributions from the merger with PEC, wholesale electric sales volumes and revenue increased as a result of the additional wholesale origination structured transactions within Integrys Energy Services' electric origination business.  In addition, retail electric sales volumes increased as a result of Integrys Energy Services' new retail electric product offerings to existing markets and expansion into new retail electric markets. Wholesale natural gas volumes increased as a result of greater summer to winter price differentials throughout 2006 and into 2007. This price spread created more opportunities to profitably execute natural gas storage and related purchase and sale transactions.  Many of these transactions were entered into in prior periods for future delivery; therefore, Integrys Energy Services is seeing an increase in volumes in the periods in which these transactions settle.

Margin

Integrys Energy Services' margin increased $45.0 million from $21.8 million for the third quarter of 2006 to $66.8 million for the same quarter in 2007.  The table below provides a summary of the significant changes contributing to the change in margin.  "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions.

(Millions)	Increase (Decrease) in Margin for the Quarter Ended September 30, 2007 Compared with Quarter Ended September 30, 2006

Electric and other margins
Realized gains on structured origination contracts	$2.2
Realized retail electric margin	16.4
All other wholesale electric operations	(1.1)

Other significant items:
Oil option activity	28.3
Retail mark-to-market activity	(4.7)
Liquidation of an electric supply contract in 2005	2.0
Net increase in electric and other margins	43.1

Natural gas margins
Realized natural gas margins	6.5

Other significant items:
Spot to forward differential	(9.7)
Mass market supply options	1.9
Other mark-to-market activity	3.2
Net increase in natural gas margins	1.9

Net increase in Integrys Energy Services' margin	$45.0

Integrys Energy Services' electric and other margins increased $43.1 million, from a negative $9.4 million for the third quarter of 2006, to a positive $33.7 million during the same quarter in 2007.  The following items were the most significant contributors to the net change in Integrys Energy Services' electric and other margins:

•
Realized gains on structured origination contracts– Integrys Energy Services' electric and other margin increased $2.2 million to $4.2 million for the quarter ended September 30, 2007, compared to $2.0 million in the same quarter in 2006, due to realized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and northeastern United States.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, and regulated utilities.  Integrys Energy Services continues to expand its electric wholesale origination capabilities, taking advantage of infrastructure developments and the addition of experienced sales personnel.

•
Realized retail electric margin– The realized margin from retail electric operations increased $16.4 million, to $22.6 million for the third quarter of 2007 compared to $6.2 million for the third quarter of 2006.  Higher margins were driven by increases in realized margin in Illinois, New England and Texas.  Illinois accounted for $14.9 million of the increase as a result of the expiration of certain regulatory provisions in the state in 2007 that effectively opened the market to nonregulated energy suppliers.  The margin increases in New England and Texas were the result of market growth through new product offerings and other marketing efforts in these states.  Retail offerings in Texas first began in the third quarter of 2006.

•
All other wholesale electric operations– A $1.1 million decrease in margin from other wholesale electric operations was driven by a decrease in net realized and unrealized gains related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and energy contract portfolios.  The overall level of proprietary trading was less in 2007 due primarily to decreased electric price volatility, emphasis on structured electric transactions, and the departure of several key traders in the third quarter of 2006.

Like many of its peers, Integrys Energy Services occasionally experiences turnover of personnel in its trading group.  In the third quarter of 2006 Integrys Energy Services experienced turnover in its trading group.  This turnover and restructuring contributed to a decrease in the quarter over quarter margins.  Integrys Energy Services used the departure of this group as an opportunity to restructure trading operations into two groups.  Its East trading group was recently relocated from Washington DC to Chicago and the West trading group remains headquartered in Denver.  The restructured trading operations allow Integrys Energy Services to more effectively service customers in the West and East by providing better diversification of trading talent, market expertise, and product offerings.

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

•	Oil option activity– A $28.3 million increase to Integrys Energy Services' electric and other margin resulted from an increase in unrealized mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits in the third quarter of 2007 compared with the same quarter in 2006.  The increase reflected mark-to market gains on oil options of $10.3 million in the third quarter of 2007, compared with mark-to-market losses on oil options of $18.0 million during the third quarter of 2006.  The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings.  The benefit from Section 29/45K federal tax credits during a period is primarily based upon estimated annual synthetic fuel production levels, annual earnings projections, and any impact projected annual oil prices may have on the realization of the Section 29/45K federal tax credits.  This results in mark-to-market gains or losses being recognized in different periods, compared with any tax credit phase-outs that may be recognized.  For more information on Section 29/45K federal tax credits, see Note 12, "Commitments and Contingencies."

•
Retail mark-to-market activity– Retail mark-to-market activity was responsible for a $4.7 million decrease to the electric and other margin in the third quarter of 2007, compared with the same quarter in 2006.  In the third quarter of 2006, $9.3 million of mark-to-market losses were recognized on retail electric customer supply contracts, compared with $14.0 million of mark-to-market losses recognized on these contracts in the third quarter of 2007.  Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer sales contracts, which are not considered derivative instruments.  These mark-to-market gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  As a result, Integrys Energy Services generally experiences mark-to-market losses on supply contracts in periods of declining wholesale prices and mark-to-market gains in periods of increasing wholesale prices.  Declining prices are generally favorable for Integrys Energy Services' retail business as they increase Integrys Energy Services' ability to offer customers contracts that are both favorably priced and lower than the prices offered by regulated utilities.  However, periods of declining prices can cause short-term unrealized losses in earnings.

•
Liquidation of an electric supply contract in 2005–The liquidation and subsequent replacement in 2005 of a firm power supply contract which was to expire in June 2007, resulted in a $2.0 million positive impact on the quarter-over-quarter change in the electric and other margin, as the replacement contract had a $2.0 million negative impact on the electric and other margin in the third quarter of 2006 with no impact on margin in the third quarter of 2007.  As a result of the termination of this contract, purchased power costs to serve customers in Maine were higher in 2006, and were also slightly higher than the original contracted amount in the first half of 2007.

The natural gas margin at Integrys Energy Services increased $1.9 million, from $31.2 million for the quarter ended September 30, 2006, to $33.1 million during the same quarter in 2007.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margin:

•
Realized natural gas margins– Realized natural gas margins increased $6.5 million, from $18.8 million for the third quarter of 2006, to $25.3 million for the third quarter of 2007. Overall, wholesale natural gas margins increased $10.0 million and retail natural gas margins decreased $3.5 million.  The increase in wholesale natural gas margins was driven by the timing of contract settlements, continued growth in the wholesale natural gas business, and $3.1 million of margin contributed by PEC's nonregulated wholesale natural gas marketing operations.  The decline in retail natural gas margins, from $8.6 million for the third quarter of 2006, to $5.1 million for the third quarter of 2007, was driven by retail natural gas operations in Michigan, Ohio, Wisconsin and Illinois, driven by supply optimization activity.

•
Spot to forward differential– The natural gas storage cycle had a negative $9.7 million impact on quarter-over-quarter margin.  For the third quarter of 2007, the natural gas storage cycle had a negative $9.8 million impact on margin, compared to a $0.1 million negative impact on margin for the third quarter of 2006.  At September 30, 2007, the market value of natural gas in storage was $12.4 million less than the market value of future sales contracts (net unrealized loss), related to the 2007/2008 natural gas storage cycle.  This $12.4 million difference is expected to vary with market conditions, and will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.
•
Mass market supply options– Options utilized to manage supply costs for mass market customers had a $1.9 million positive quarter-over-quarter impact on Integrys Energy Services' natural gas margin.  In the third quarter of 2007, these options had a $1.4 million negative impact on natural gas margins, compared to a $3.3 million negative impact in the third quarter of 2006.  These contracts are utilized to reduce the risk of price movements, customer migration, and changes in consumer consumption patterns.  Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts.  Full requirements natural gas contracts with Integrys Energy Services' customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.  The option mark-to-market gains and losses will reverse as the related customer sales contracts settle.

•
Other mark-to-market activity– A $3.2 million increase in margin was related to an increase in mark-to-market gains on derivative instruments not previously discussed.  Mark-to-market gains recognized in the third quarter of 2007 were $19.3 million, compared to $16.1 million of mark-to-market gains recognized in the third quarter of 2006.  Nonregulated revenue for the third quarter 2007 was favorably impacted by a $3.4 million ($2.0 million after-tax) out of period item described in Note 3 to the condensed consolidated financial statements.  In addition, margins are affected by changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts, as well as swaps utilized to mitigate market price risk related to certain natural gas storage contracts.  Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments).  Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

Operating income

Operating income at Integrys Energy Services increased $21.1 million, from $1.1 million for the quarter ended September 30, 2006 to $22.2 million for the quarter ended September 30, 2007.  The increase in operating income was driven by the $45.0 million increase in Integrys Energy Services' margins (discussed above), partially offset by a $21.2 million increase in operating and maintenance expenses.

The increase in Integrys Energy Services' operating and maintenance expense was driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services, the most significant of which related to the merger of PEC's nonregulated operations into Integrys Energy Services.

Overview of Holding Company and Other Segment Operations

Financial results at the Holding Company and Other segment decreased $7.1 million, from a loss of $1.6 million for the quarter ended September 30, 2006, to a loss of $8.7 million for the quarter ended September 30, 2007.  The change in financial results was driven by the following:

•
A $9.5 million ($5.7 million after-tax) increase in interest expense that was the result of additional borrowings assumed in the merger with PEC and higher working capital requirements at Integrys Energy Services.

•
A $1.2 million increase in income tax expense, related to an adjustment made to the quarterly effective tax rate, which was required by generally accepted accounting principles to ensure the year-to-date interim effective tax rate at September 30, 2007, reflects the estimated 2007 annual effective tax rate.

•
A $2.9 million increase in pre-tax earnings ($1.7 million after-tax) from Integrys Energy Group's 34% ownership interest in ATC.  Integrys Energy Group recorded $13.0 million of pre-tax equity earnings from ATC during the third quarter of 2007, compared with $10.1 million for the same period in 2006.

Other Income and Expense

Integrys Energy Group's	Three Months Ended September 30,
Other Income (Expense) (Millions)	2007	2006	Change

Miscellaneous income	$15.5	$11.5	34.8%
Interest expense	(48.2)	(29.1)	65.6%
Minority interest	-	1.4	-
Other expense	$(32.7)	$(16.2)	101.9%

Miscellaneous Income

The $4.1 million increase in miscellaneous income was primarily driven by the following:

•	PEC, PGL, and NSG contributed $3.1 million to other income in the third quarter of 2007.

•	Pre-tax equity earnings from Integrys Energy Group's 34% ownership interest in ATC increased $2.9 million.

Interest Expense

Interest expense increased $19.1 million as a result of:

•	Interest expense of $17.7 million recorded during the third quarter of 2007 at PEC and its subsidiaries.

•
Subsequent to September 30, 2006, increased borrowings were primarily utilized to fund higher working capital requirements at Integrys Energy Services, various capital projects at WPSC, and transaction and transition costs related to the merger with PEC.

Minority Interest

Losses of $1.4 million related to Integrys Energy Services' synthetic fuel operation and reported in miscellaneous income were allocated to Integrys Energy Services' partner and reported as a minority interest for the quarter ended September 30, 2006.  For 2007, Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, did not share in operating losses from this facility.

Provision for Income Taxes

The projected annual effective tax rate was 29.0% at September 30, 2007, compared with a projected annual effective tax rate of 26.5% at September 30, 2006.  The projected annual effective tax rate was 25.5% at June 30, 2007, compared with the projected annual effective tax rate of 31.4% at June 30, 2006.

Generally accepted accounting principles require our year-to-date interim effective tax rate to reflect our projected annual effective tax rate.  As a result, we estimate the effective tax rate for the year and, based upon year-to-date pre-tax earnings, we record tax expense for the period to reflect the projected annual effective tax rate.

As a result of applying the rates and methods described above to year-to-date pre-tax income, the effective tax rate was 45.8% for the quarter ended September 30, 2007, compared with an effective tax rate of 0.7% for the quarter ended September 30, 2006.

The quarter-over-quarter changes in the projected annual effective tax rates shown above are primarily due to the variance in the amount of Section 29/45K tax credits expected to be generated during the year from Integrys Energy Services' ownership interest in synthetic fuel operations as a percentage of projected income before taxes for the year.  At September 30, 2007, it was anticipated that approximately 50% of the value of the 2007 Section 29/45K federal tax credits will ultimately be phased-out, compared with the assumption at September 30, 2006, that approximately 43% of the value of the 2006 credits would be phased out.  The estimated phase-out at September 30, 2007, and September 30, 2006, was calculated based upon year-to-date actual and published forward oil prices at those dates.  Section 29/45K federal tax credits recognized for the quarters ended September 30, 2007 and 2006, were $3.8 million and $12.4 million, respectively.

For the year ending December 31, 2007, including the projected phase-out, we expect to recognize the benefit of Section 29/45K federal tax credits totaling approximately $20 million.  If no phase-out occurs, then we would expect to recognize approximately $39 million of tax credits in 2007.  See Note 12, "Commitments and Contingencies," for more information related to Section 29/45K federal tax credits.

Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, increased $20.1 million, from after-tax income of $12.2 million in the third quarter of 2006 to after-tax income of $32.3 million in the third quarter of 2007.

•
In September 2007, Integrys Energy Group completed the sale of PEP for approximately $879 million, subject to post closing adjustments.  During the quarter ended September 30, 2007, $32.4 million of income from discontinued operations was recognized related to PEP, which included an after-tax gain of $13.7 million on the sale.

•
During the third quarter of 2006, Niagara Generation, LLC (which was sold in January 2007) recognized after-tax income of $0.7 million, which was recorded as discontinued operations. Also during the third quarter of 2006, Sunbury Generation, LLC recognized after-tax income of $11.5 million as a component of discontinued operations, which included a $12.7 million after-tax gain on the sale of this facility in July 2006.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations," in Integrys Energy Group's Condensed Notes to Financial Statements.

Nine Months 2007 Compared with Nine Months 2006

Integrys Energy Group Overview

Integrys Energy Group's results of operations for the nine months ended September 30 are shown in the following table:

Integrys Energy Group's Results (Millions, except share amounts)	2007	2006	Change

Income available for common shareholders	$166.2	$134.5	23.6%
Basic earnings per share	$2.37	$3.21	(26.2)%
Diluted earnings per share	$2.37	$3.20	(25.9)%

Income available for common shareholders was $166.2 million ($2.37 diluted earnings per share) for the nine months ended September 30, 2007, compared with $134.5 million ($3.20 diluted earnings per share) for the same period in 2006.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
Regulated electric utility earnings decreased $0.4 million (0.6%), from earnings of $69.9 million for the nine months ended September 30, 2006, to earnings of $69.5 million for the same period in 2007.  Earnings at the regulated electric utilities decreased primarily as a result of the following:

- Regulated electric utility operating income decreased $3.3 million ($2.0 million after-tax), driven by a $41.7 million increase in total regulated electric utility operating expenses, mostly offset by the $38.4 million increase in regulated electric utility margin. The increase in total operating expenses at the regulated electric utility segment was primarily the result of a $37.9 million (21.5%) increase in operating and maintenance expenses at WPSC, while WPSC's margin increased $33.7 million.  The increase in WPSC's margin was not sufficient to cover the increase in operating expenses due to the fact that actual fuel and purchased power costs incurred for the nine months ended September 30, 2007 were higher than what was recovered in rates during the same period.

•
Financial results at the regulated natural gas utility improved $12.4 million, from a net loss of $11.8 million during the nine months ended September 30, 2006, to earnings of $0.6 million for the same period in 2007.  The improved financial results experienced by the regulated natural gas utilities was driven by the following:

- Financial results for MGUC and MERC increased $17.5 million, from a combined net loss of $15.9 million during the nine months ended September 30, 2006, to earnings of $1.6 million during the same period in 2007.  The positive change in earnings at MGUC and MERC was driven by the fact that these natural gas utilities operated during the first quarter heating season in 2007, but were not acquired by Integrys Energy Group until after the first quarter 2006 heating season.  Also, MGUC and MERC incurred a combined $10.5 million ($6.3 million after-tax) of transition costs in the third quarter of 2006 for the start-up of outsourcing activities and other legal and consulting fees.

- Regulated natural gas utility earnings at WPSC increased $7.5 million, from earnings of $3.7 million for the nine months ended September 30, 2006, to earnings of $11.2 million during the same period in 2007.  Higher earnings were driven by a natural gas rate increase effective January 12, 2007, and also due to colder weather conditions during the heating season.

- The PEC natural gas utilities (PGL and NSG), which were acquired effective February 21, 2007, recognized a combined net loss of $12.1 million primarily related to the seasonal nature of natural gas utilities, which derive earnings during the heating season (first and fourth quarters).  It is common for these natural gas utilities to recognize losses during the cooling season (second and third quarters).

•
Integrys Energy Services' earnings decreased $22.7 million (31.7%), from earnings of $71.6 million for the nine months ended September 30, 2006, to earnings of $48.9 million for the same period in 2007, due to the following:

- Operating income at Integrys Energy Services decreased $45.8 million ($27.5 million after-tax).
- Section 29/45K federal tax credits recognized from Integrys Energy Services' investment in a synthetic fuel facility decreased $8.2 million, from $20.0 million during the nine months ended September 30, 2006, to $11.8 million for the same period in 2007.
- After tax income from discontinued operations at Integrys Energy Services increased $7.1 million, driven by the sale of Niagara Generation, LLC in the first quarter of 2007.
- Miscellaneous income at Integrys Energy Services also increased $9.6 million ($5.8 million after-tax), driven by a decrease in pre tax losses recognized for the period related to Integrys Energy Services investment in a synthetic fuel facility.

•
Financial results at the Holding Company and Other segment decreased $19.7 million, from earnings of $4.8 million for the nine months ended September 30, 2006, to a loss of $14.9 million for the nine months ended September 30, 2007.  See "Overview of Holding Company and Other Segment Operations," for more information.

•
In connection with the PEC merger, Integrys Energy Group announced its intent to divest of PEC's Oil and Natural Gas segment (PEP).  PEP was sold in the third quarter of 2007.  During the nine months ended September 30, 2007, PEP recognized after-tax earnings of $64.6 million (which included an after-tax gain on the sale of this facility of $13.7 million), which were reported as discontinued operations.

•
Diluted earnings per share was impacted by the items discussed above as well as a 28.2 million share (67.1%) increase in the weighted average number of outstanding shares of Integrys Energy Group's common stock for the nine months ended September 30, 2007, compared with the same period in 2006.  Integrys Energy Group issued 31.9 million shares on February 21, 2007, in conjunction with the merger with PEC and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, Inc.  Additional shares were also issued under the Integrys Energy Group Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

During the nine months ended September 30, 2007, utility operations included (1) the regulated electric utility segment, consisting of the regulated electric operations of WPSC and UPPCO and (2) the regulated natural gas utility segment, consisting of the natural gas operations of WPSC, PGL, NSG, MGUC, and MERC.  The natural gas operations of WPSC, MGUC, and MERC were included for the entire nine months ended September 30, 2007, while the natural gas operations of PGL and NSG were included from February 22, 2007, through September 30, 2007.  For the nine months ended September 30, 2006, the natural gas operations of WPSC were included for the entire nine months, while the natural gas operations of MGUC were included from April 1, 2006, through September 30, 2006.  Similarly, the natural gas operations of MERC were only included from July 1, 2006, through September 30, 2006.

Regulated Electric Utility Segment Operations

Integrys Energy Group's Regulated Electric Utility	Nine Months Ended September 30,
Segment Results (Millions)	2007	2006	Change

Revenues	$944.8	$833.8	13.3%
Fuel and purchased power costs	480.6	408.0	17.8%
Margins	464.2	425.8	9.0%

Operating and maintenance expense	242.0	203.0	19.2%
Depreciation and decommissioning expense	60.0	58.5	2.6%
Taxes other than income	32.2	31.0	3.9%
Operating income	$130.0	$133.3	(2.5)%

Sales in kilowatt-hours
Residential	2,403.5	2,339.4	2.7%
Commercial and industrial	6,554.3	6,442.3	1.7%
Wholesale	3,041.0	3,016.4	0.8%
Other	30.0	29.7	1.0%
Total sales in kilowatt-hours	12,028.8	11,827.8	1.7%

Weather – WPSC
Heating degree days	4,576	4,345	5.3%
Cooling degree days	599	518	15.6%

Revenue

Regulated electric utility revenue increased $111.0 million (13.3%) for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006.  Overall, regulated electric revenue at WPSC increased $99.5 million (13.2%) and revenue at UPPCO increased $11.5 million (14.3%), driven by the following:

•	On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

•
In June 2006, the MPSC issued a final written order to UPPCO authorizing an annual retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006.  UPPCO's retail electric rate increase was required in order to improve service quality and reliability, upgrade technology, and manage rising employee and retiree benefit costs.

•
Sales volumes increased 1.7%, primarily related to a 2.7% increase in sales volumes to residential customers and a 1.7% increase in sales volumes to commercial and industrial customers.  The increase in sales volumes to residential customers was driven by a 15.6% period-over-period increase in cooling degree days and a 5.3% period-over-period increase in heating degree days (a portion of heating load is electric).  Volumes to commercial and industrial customers increased due to higher demand from existing customers.

Margin

The regulated electric utility margin increased $38.4 million (9.0%) for the nine months ended September 30, 2007, compared with the same period in 2006, driven by the following:

•
WPSC's regulated electric margin increased $33.7 million (8.7%).  As discussed in more detail above, WPSC's margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher electric sales volumes, primarily to residential and commercial and industrial customers.  Favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $4 million.  WPSC's margin increase was partially offset by fuel and purchased power costs that were higher than what was recovered in rates during the nine months ended September 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006.  For the nine months ended September 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  On a per-unit basis, fuel and purchased power costs were approximately 18% higher during the nine months ended September 30, 2007, compared with the same period in 2006.  Because of the high fuel and purchased power costs, the increase in margin was not large enough to offset increases in operating and maintenance expenses, negatively impacting period-over-period operating income.

•	UPPCO's margin increased $4.7 million (11.5%), primarily due to its retail electric base rate increase in June 2006 as discussed above and higher retail sales volumes.

Operating income

Regulated electric utility operating income decreased $3.3 million (2.5%), driven by a $41.7 million increase in total operating expenses, mostly offset by the $38.4 million increase in regulated electric utility margin discussed above. The increase in total operating expenses at the regulated electric utility segment was primarily the result of a $37.9 million (21.5%) increase in operating and maintenance expenses at WPSC, as discussed below:

•
Regulated electric maintenance expenses increased $12.6 million, including major overhauls planned at the Weston 2 and Weston 3 generation stations, and the De Pere Energy Center, planned major turbine and generator work performed at the Pulliam electric generation station, along with three unplanned outages at the Weston 3 generation station.

•
Regulated electric transmission expenses increased $10.3 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend the electric utility segment expects will continue.

•	The regulated electric utility segment of WPSC was allocated external costs to achieve merger synergies of $9.0 million for the nine months ended September 30, 2007.

•	The remaining increase in regulated electric operating and maintenance expenses was largely driven by higher employee benefit costs.

Regulated Natural Gas Utility Segment Operations

Integrys Energy Group's	Nine Months Ended September 30,
Regulated Natural Gas Utility Segment Results (Millions)	2007	2006	Change

Revenues	$1,335.6	$379.7	251.8%
Purchased natural gas costs	911.6	268.3	239.8%
Margins	424.0	111.4	280.6%

Operating and maintenance expense	295.0	85.7	244.2%
Depreciation and decommissioning expense	70.9	22.8	211.0%
Taxes other than income	22.7	8.5	167.1%
Operating income (loss)	$35.4	$(5.6)	-

Throughput in therms
Residential	748.8	178.2	320.2%
Commercial and industrial	283.8	102.8	176.1%
Interruptible	40.6	20.8	95.2%
Interdepartmental	32.1	17.8	80.3%
Transport	1,022.1	417.2	145.0%
Total sales in therms	2,127.4	736.8	188.7%

Weather – WPSC*
WPSC heating degree days	4,576	4,345	5.3%
*Weather information for PGL, NSG, MGUC and MERC is not shown as the information is not comparable to prior year since the companies were not part of Integrys Energy Group prior to February 21, 2007 (PGL and NSG), April 1, 2006 (MGUC) and July 1, 2006 (MERC).

Revenue

Regulated natural gas utility revenue increased $955.9 million (251.8%) for the nine months ended September 30, 2007, compared with the same period in 2006, due primarily to the following:

•
PGL and NSG (acquired February 21, 2007) generated $658.9 million of natural gas utility revenue and contributed 844 million therms of natural gas throughput volumes from February 22, 2007 through September 30, 2007.

•
MERC (acquired natural gas distribution operations in Minnesota on July 1, 2006) generated $198.3 million of natural gas utility revenue and approximately 510 million therms of natural gas throughput volumes during the nine months ended September 30, 2007, compared with $25.4 million of natural gas revenue and approximately 133 million therms of natural throughput volumes during the nine months ended September 30, 2006.  The increase in natural gas revenue at MERC was driven primarily by the fact that MERC was acquired on July 1, 2006; therefore, MERC operated during the heating season in 2007, but was not owned by Integrys Energy Group during the heating season in 2006.

•
MGUC (acquired natural gas distribution operations in Michigan on April 1, 2006) generated $153.2 million of natural gas utility revenue and approximately 213 million therms of natural gas throughput volumes during the nine months ended September 30, 2007, compared with $44.1 million of natural gas revenue and approximately 100 million therms of natural throughput volumes during the nine months ended September 30, 2006.  The increase in natural gas revenue at MGUC was driven primarily by the fact that MGUC was acquired on April 1, 2006.  Therefore, MGUC operated during the first quarter heating season in 2007, but was not owned by Integrys Energy Group during the first quarter heating season in 2006.

•
WPSC's natural gas utility revenue increased $15.0 million from $310.2 million for the nine months ended September 30, 2006 to $325.2 million for the same period in 2007, driven by a retail natural gas rate increase and a 9.7% increase in natural gas throughput volumes.  On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%) effective January 12, 2007.  The increase in natural gas throughput volumes was driven by an 80.6% increase in natural gas volumes sold to the electric utility and a 13.6% increase in residential volumes.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units, driven by warmer weather conditions during the cooling season, an increase in plant outages, and higher dispatch of these units by MISO for reliability purposes. The increase in sales volumes to residential customers was driven by a 5.3% increase in heating degree days and a 7.6% increase in the average weather-normalized natural gas usage per customer.

Margin

The regulated natural gas utility margin increased $312.6 million (280.6%) for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to the following:

•	The combined margin provided by PGL and NSG was $238.2 million from February 22, 2007, through September 30, 2007.

•
MERC's margin for the nine months ended September 30, 2007, increased $34.4 million, from $8.2 million for the nine months ended September 30, 2006, to $42.6 million for the nine months ended September 30, 2007.  Integrys Energy Group acquired MERC on July 1, 2006, and, therefore, did not receive the benefit from MERC operating during the first quarter heating season in 2006.

•
MGUC's margin for the nine months ended September 30, 2007, increased $23.1 million, from $15.9 million for the nine months ended September 30, 2006, to $39.0 million for the nine months ended September 30, 2007.  Integrys Energy Group acquired MGUC on April 1, 2006, and, therefore, did not receive the benefit from MGUC operating during the first quarter heating season in 2006.

•
WPSC's natural gas margin increased $16.9 million, from $87.3 million for the nine months ended September 30, 2006, to $104.2 million for the nine months ended September 30, 2007.  As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), and an increase in throughput volumes to higher margin residential and commercial and industrial customers.  The increase in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin.

Operating income

Operating income at the regulated natural gas utility increased $41.0 million, from an operating loss of $5.6 million during the nine months ended September 30, 2006, to operating income of $35.4 million during the nine months ended September 30, 2007.  Higher operating income was the result of the $312.6 million increase in margins (discussed above), partially offset by a $271.6 million increase in total regulated natural gas utility operating expenses.

Operating and maintenance expense at the regulated natural gas utility segment increased $209.3 million, from $85.7 million for the nine months ended September 30, 2006, to $295.0 million for the nine months ended September 30, 2007.  The increase in operating and maintenance expense at the regulated natural gas utility segment was driven by the following:

•	Combined operating and maintenance expenses of $189.7 million were incurred by PGL and NSG from February 22, 2007, through September 30, 2007.

•
Combined operating expenses at MGUC and MERC increased $15.2 million, from $36.8 million for the nine months ended September 30, 2006, to $52.0 million for the nine months ended September 30, 2007.  The increase in operating expense at these companies was due to the fact that retail natural gas operations in Michigan (by MGUC) were acquired on April 1, 2006, and retail natural gas operations in Minnesota (by MERC) were acquired on July 1, 2006.  For the nine months ended September 30, 2006, $10.6 million of MGUC and MERC's combined operating expenses related to external transition costs, primarily for the start-up of outsourcing activities and other legal and consulting fees.  For the nine months ended September 30, 2007, MERC and MGUC were allocated $1.3 million of external costs to achieve merger synergies related to the PEC merger.

The $48.1 million increase in depreciation and amortization expense at the natural gas utility was driven by the merger with PEC (a combined $41.6 million of depreciation expense was recognized at PGL and NSG from February 22, 2007 through September 30, 2007), and increased depreciation expense related to the acquisition of the Michigan and Minnesota natural gas operations, which were not included in results of operations for the entire nine months ended September 30, 2006.  Depreciation and amortization expense at WPSC's natural gas utility was relatively flat for the nine months ended September 30, 2007 compared to the same period in 2006.

The $14.2 million increase in taxes other than income recorded at the regulated natural gas utility segment was primarily related to the merger with PEC ($11.2 million of taxes other than income were recognized for PGL and NSG from February 22, 2007 through September 30, 2007), and the acquisition of the Michigan and Minnesota natural gas operations, which were not included in results of operations for the entire nine months ended September 30, 2006.  Taxes other than income taxes are primarily related to property taxes, real estate taxes, gross receipts taxes, and payroll taxes paid by these companies.

Overview of Integrys Energy Services' Operations

	Nine Months Ended September 30,
(Millions, except natural gas sales volumes)	2007	2006	Change

Nonregulated revenues	$4,978.1	$3,849.1	29.3%
Nonregulated cost of fuel, natural gas, and purchased power	4,804.1	3,693.6	30.1%
Margins	$174.0	$155.5	11.9%
Margin Detail
Electric and other margins	$85.9	$71.8	19.6%
Natural gas margins	$88.1	$83.7	5.3%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	95,720.6	41,029.0	133.3%
Retail electric sales volumes in kilowatt-hours	10,728.6	4,433.6	142.0%
Wholesale natural gas sales volumes in billion cubic feet	346.1	294.8	17.4%
Retail natural gas sales volumes in billion cubic feet	276.1	228.8	20.7%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	2,258.5	672.6	235.8%
Retail electric sales volumes in kilowatt-hours *	10,567.3	3,232.8	226.9%
Wholesale natural gas sales volumes in billion cubic feet *	318.5	278.7	14.3%
Retail natural gas sales volumes in billion cubic feet *	231.0	192.5	20.0%
* Represents gross physical volumes

Revenue

Integrys Energy Services' revenue increased $1,129.0 million (29.3%) for the nine months ended September 30, 2007, compared with the same period in 2006.  The nonregulated energy marketing businesses acquired from PEC contributed:

•	Approximately $650 million to revenue,
•	Approximately 3,400 million kilowatt-hours to physical sales volumes in retail electric operations,
•	Approximately 30 billion cubic feet to wholesale natural gas operations, and
•	Approximately 20 billion cubic feet to retail natural gas operations.

In addition to revenue and volume contributions from the merger with PEC, retail electric sales volumes and revenue increased as a result of Integrys Energy Services' new retail electric product offerings to existing markets and expansion into new retail electric markets.  Wholesale electric sales volumes and revenue increased as a result of the additional wholesale origination structured transactions within Integrys Energy Services' origination business.  Wholesale natural gas volumes increased as a result of an increase in the profitability of structured natural gas transactions throughout 2006 and into 2007. Many of these transactions were entered into in prior periods for future delivery; therefore, Integrys Energy Services is seeing an increase in volumes in the periods in which these transactions settle.  Retail natural gas volumes also increased, driven by favorable pricing compared to the prior year, which encouraged new and existing customers to enter into or extend supply contracts with Integrys Energy Services.

Margin

Integrys Energy Services' margin increased $18.5 million, from $155.5 million for the nine months ended September 30, 2006, to $174.0 million for the same period in 2007.  The table below provides a summary of the significant changes contributing to the change in margin.  "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions.

(Millions)	Increase (Decrease) in Margin for the Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Electric and other margins
Realized gains on structured origination contracts	$8.6
Realized retail electric margin	14.4
All other wholesale electric operations	(33.9)

Other significant items:
Oil option activity	4.8
Retail mark-to-market activity	15.4
Liquidation of an electric supply contract in 2005	4.8
Net increase in electric and other margins	14.1

Natural gas margins
Realized natural gas margins	12.4

Other significant items:
Spot to forward differential	(7.9)
Mass market supply options	6.9
Other mark-to-market activity	(7.0)
Net increase in natural gas margins	4.4

Net increase in Integrys Energy Services' margin	$18.5

Integrys Energy Services' electric and other margins increased $14.1 million, from $71.8 million for the nine months ended September 30, 2006, to $85.9 million during the same period in 2007.  The 2007 margin included the negative impact of $9.4 million of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the net change in Integrys Energy Services' electric and other margins:

•
Realized gains on structured origination contracts– Integrys Energy Services' electric and other margin increased $8.6 million to $13.1 million for the nine months ended September 30, 2007 compared with $4.5 million for the same period in 2006, due to realized gains from electric origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and northeastern United States.

•
Realized retail electric margin– The realized margin from retail electric operations increased $14.4 million to $27.0 million for the nine months ended September 30, 2007, compared to $12.6 million for the same period in 2006.  The increase was driven by retail electric operations in Illinois and Texas.  The margin from retail electric operations in Illinois increased $13.7 million, primarily associated with the addition of new customers as a result of the expiration of certain regulatory provisions in the state in 2007 that effectively opened the market to nonregulated energy suppliers.  The margin in Texas increased $5.0 million as a result of further penetration resulting from continued marketing efforts.  Retail offerings in Texas first began in the third quarter of 2006.

•
All other wholesale electric operations– A $33.9 million decrease in margin from other wholesale electric operations was driven by a decrease in net realized and unrealized gains related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and energy contract portfolios.  The overall level of proprietary trading was less in 2007 due primarily to decreased electric price volatility, emphasis on structured electric transactions, as well as the departure of several key traders in the third quarter of 2006, negatively impacting margins.  See additional discussion within "Results of Operations, Third Quarter 2007 Compared with Third Quarter 2006."

•
Oil option activity– A $4.8 million increase to Integrys Energy Services' electric and other margin resulted from an increase in unrealized mark-to-market and realized gains on derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits in the nine months ended September 30, 2007 compared to 2006.   The increase reflected mark-to market gains on oil options of $11.5 million for the nine months ended September 30, 2007, compared with mark-to-market and realized gains on oil options of $6.7 million during the same period in 2006.  See additional discussion within "Results of Operations, Third Quarter 2007 Compared with Third Quarter 2006."

•
Retail mark-to-market activity– Retail mark-to-market activity drove a $15.4 million increase in the electric and other margin for the nine months ended September 30, 2007, compared to the same period in 2006.  For the nine months ended September 30, 2006, $18.0 million of mark-to-market losses were recognized on retail electric customer supply contracts, compared with $2.6 million of mark-to-market losses recognized on these contracts in the same period of 2007.  See additional discussion within "Results of Operations, Third Quarter 2007 Compared with Third Quarter 2006."

•
Liquidation of an electric supply contract in 2005–The liquidation and subsequent replacement of a firm power supply contract in 2005, resulted in a $4.8 million positive impact on the period-over-period change in the electric and other margin, as the replacement contract had a $5.7 million negative impact on the electric and other margin during the nine month period ended September 30, 2006, compared to a $0.9 million negative impact on margin for the same period in 2007.

The natural gas margin at Integrys Energy Services increased $4.4 million to $88.1 million for the nine months ended September 30, 2007, compared to from $83.7 million during the same period in 2006.    The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margin:

•
Realized natural gas margins– Realized natural gas margins increased $12.4 million to $82.4 million for the nine months ended September 30, 2007 compared to $70.0 million for the nine months ended September 30, 2006.  Overall, realized wholesale natural gas margins increased $13.5 million and realized retail natural gas margins decreased $1.1 million.  The increase in wholesale natural gas margins was driven by $6.0 million of margin contributed by PEC's nonregulated wholesale natural gas operations, the timing of contract settlements, and continued growth in the wholesale natural gas business.  Partially offsetting the increases above, a decline in retail natural gas margin was driven by a negative $2.1 million margin related to PEC's nonregulated retail natural gas operations.

•
Spot to forward differential– The natural gas storage cycle had a negative $7.9 million impact on period-over-period margin.  For the nine months ended September 30, 2007, the natural gas storage cycle had a negative $6.7 million impact on margin, compared to a $1.2 million positive impact on margin for the same period in 2006.  See additional discussion within "Results of Operations, Third Quarter 2007 Compared with Third Quarter 2006."

•
Mass market supply options– Options utilized to manage supply costs for mass market customers, which expire in varying months through May 2008, had a $6.9 million positive impact on Integrys Energy Services' period-over-period natural gas margin.  For the nine months ended September 30, 2007, these options had a $1.0 million positive impact on Integrys Energy Services' natural gas margin, compared with a $5.9 million negative impact on margin for the six months ended September 30, 2006.  See additional discussion within "Results of Operations, Third Quarter 2007 Compared with Third Quarter 2006."

•
Other mark-to-market activity– Mark-to-market gains on derivatives not previously discussed had a negative $7.0 million impact on period-over-period margin.  A positive $12.0 million was recognized for the nine months ended September 30, 2007, compared with the recognition of $19.0 million of mark-to-market gains on other derivative instruments in the same period of 2006.  See additional discussion within "Results of Operations, Third Quarter 2007 Compared with Third Quarter 2006."

Operating income

Operating income at Integrys Energy Services decreased $45.8 million to $43.5 million for the nine months ended September 30, 2007, compared to from $89.3 million for the nine months ended September 30, 2006.  The decrease in operating income was driven by a $60.0 million increase in operating and maintenance expense and a $3.4 million increase in depreciation expense, partially offset by the $18.5 million increase in Integrys Energy Services' margins (discussed above).

Operating and maintenance expenses at Integrys Energy Services increased to $114.1 million for the nine months ended September 30, 2007, compared to from $54.1 million during for the nine months ended September 30, 2006.  The increase in Integrys Energy Services' operating and maintenance expense was driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services, the most significant of which related to the merger of PEC's nonregulated operations into Integrys Energy Services.  A $9.0 million pre-tax gain on the second quarter 2006 sale of Integrys Energy Services' Kimball storage field and the allocation to Integrys Energy Services of $4.7 million of costs to achieve merger synergies in 2007 also drove an increase in operating expenses.

Overview of Holding Company and Other Segment Operations

Financial results at the Holding Company and Other segment decreased $19.7 million, from earnings of $4.8 million for the nine months ended September 30, 2006, to a loss of $14.9 million for the nine months ended September 30, 2007.  The change in financial results was driven by the following:

•
A $34.5 million ($20.7 million after-tax) increase in interest expense that was the result of additional borrowings assumed in the merger with PEC, an increase in short-term and long-term borrowings required to fund the acquisitions of the natural gas operations in Michigan and Minnesota, and working capital requirements at Integrys Energy Services.

•
A $6.2 million ($3.7 million after-tax) gain on the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in April 2006 also contributed to the decrease in period-over-period earnings.

•
A $6.3 million ($3.8 million after-tax) decrease in operating and maintenance expenses, primarily related to the reallocation of external costs to achieve merger synergies associated with the merger with PEC, incurred from July 2006 through March 2007.  In March 2007, all external costs to achieve were reallocated from the Holding Company and Other Segment (where they were initially recorded) to the other reportable segments, which will ultimately be the beneficiaries of the synergy savings resulting from the costs to achieve.

•
A $7.9 million increase in pre-tax earnings ($4.7 million after-tax) from Integrys Energy Group's 34% ownership interest in ATC also partially offset the factors discussed above.  Integrys Energy Group recorded $36.7 million of pre-tax equity earnings from ATC during the nine months ended September 30, 2007, compared with $28.8 million for the same period in 2006.

Summary of External Costs to Achieve Synergy Savings

Below is a table depicting the pre-tax impact that external costs to achieve had on each reportable segment of Integrys Energy Group during the nine months ended September 30, 2007.  Note that external costs to achieve incurred in 2006 and during the three months ended March 31, 2007, were reallocated down to the segment level in March 2007.  After March 31, 2007, costs to achieve were allocated down to the segment level without passing through the holding company.

Reportable Segment (millions)	Pre-tax Impact (Income)/Expense
Electric utility	$9.8
Natural gas utility	3.7
Integrys Energy Services	4.7
Holding company and other	(6.9)
Total	$11.3

PGL and NSG have been authorized to defer the external costs to achieve synergy savings that have been allocated to them.  See Note 18 "Regulatory Environment" for more information.

Other Income and Expense

Integrys Energy Group's	Nine Months Ended September 30,
Other Income (Expense) (Millions)	2007	2006	Change

Miscellaneous income	$49.4	$34.7	42.4%
Interest expense	(127.2)	(69.8)	82.2%
Minority interest	0.1	3.8	(97.4)%
Other expense	$(77.7)	$(31.3)	148.2%

Miscellaneous Income

The $14.7 million increase in miscellaneous income was primarily driven by:

•
A $4.5 million increase in foreign currency gains at Integrys Energy Services' Canadian subsidiaries, which was offset by related losses in gross margin.  These transactions are substantially hedged from an economic perspective, resulting in no significant impact on income (loss) available for common shareholders.

•
A $4.2 million decrease in pre tax losses recognized for the quarter related to Integrys Energy Services investment in a synthetic fuel facility.  Integrys Energy Services elected to take less production from this facility during the nine months ended September 30, 2007, compared to the same period in 2006.

•	A $7.9 million increase in pre-tax equity earnings from Integrys Energy Group's 34% ownership interest in ATC.

•	PEC, PGL, and NSG contributed $7.0 million to other income during the nine months ended September 30, 2007.

•	A $7.6 million decrease due to the pre-tax gain recognized from the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in the second quarter of 2006.

Interest Expense

Interest expense increased $57.4 million as a result of:

•	Interest expense of $40.1 million recorded during the nine months ended September 30, 2007 at PEC and its subsidiaries.

•
Subsequent to September 30, 2006, increased borrowings were primarily utilized to fund the purchase of natural gas operations in Michigan and Minnesota, various capital projects at WPSC, working capital requirements at Integrys Energy Services, and transaction and transition costs related to the merger with PEC.

Minority Interest

Losses of $3.8 million related to Integrys Energy Services' synthetic fuel operation and reported in miscellaneous income were allocated to Integrys Energy Services' partner and reported as a minority interest for the nine months ended September 30, 2006.  For 2007, Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, did not share in losses from this facility.

Provision for Income Taxes

The effective tax rate was 29.0% for the nine months ended September 30, 2007, compared with 26.5% for the nine months ended September 30, 2006.  The increase in the effective tax rate was driven primarily by a higher projected annual effective tax rate at September 30, 2007, compared with the projected annual effective tax rate at September 30, 2006.  Also, Section 29/45K federal tax credits recognized during the nine months ended September 30, 2007, decreased compared with the same period in 2006.  Our ownership interest in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $11.8 million for the period ended September 30, 2007, compared with $20.0 million during the first half of 2006.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax, increased $71.7 million, from after-tax income of $7.6 million for the nine months ended September 30, 2006, to after-tax income of $79.3 million for the same period in 2007.

•
In September 2007, Integrys Energy Group completed the sale of PEP.  During the nine months ended September 30, 2007, PEP recognized after-tax earnings of $64.6 million, including an after-tax gain of $13.7 million in the sale, as a component of discontinued operations.

•
Discontinued operations related to WPS Niagara Generation, LLC (which was sold in January, 2007) increased from after-tax earnings of $0.5 million during the nine months ended September 30, 2006, to after-tax earnings of $14.7 million in the same period in 2007.  The increase in income generated from WPS Niagara Generation was due to the $14.8 million after-tax gain recorded on the sale of this facility in January 2007.

•
Partially offsetting these increases were discontinued operations related to Sunbury Generation, LLC (which was sold in July 2006).  Discontinued operations related to Sunbury Generation, LLC were $7.1 million for the period January 1, 2006, through the date of the sale in July 2006, including a $12.7 million after-tax gain on the sale.

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

Operating Cash Flows

During the nine months ended September 30, 2007, net cash provided by operating activities was $310.0 million, compared with $75.9 million for the same period in 2006.  The most significant drivers of the change in net cash provided by operating activities were:

•
A $422.7 million increase in cash provided by accounts receivable collections, driven by the addition of PGL and NSG operations in February 2007.  At the February 21, 2007 merger date, PGL and NSG had significant receivable balances as the merger date was in the middle of the first quarter heating season.  Those receivable balances were subsequently collected and the receivable balance for PGL and NSG at September 30, 2007 decreased significantly since the merger date, as less natural gas sales were recognized during the third quarter cooling season.

•
A $177.7 million increase in cash used to pay down accounts payable, driven by the addition of PGL and NSG operations in February 2007 and a decrease in accounts payable at Integrys Energy Services from December 31, 2006 to September 30, 2007.  The decrease in accounts payable balances at Integrys Energy Services during 2007 was due to timing of inventory injections into storage and subsequent withdrawals.

The positive impact that changes in working capital had on net cash provided by operating activities was partially offset by a decrease in earnings as adjusted for non-cash items.

Investing Cash Flows

Net cash used for investing activities was $304.0 million during the nine months ended September 30, 2007, compared with $916.2 million during the same period in 2006.  The $612.2 million decrease in net cash used for investing activities was driven by $665.6 million of cash used by Integrys Energy Group to acquire natural gas operations in Michigan and Minnesota in 2006, partially offset by $58.4 million of proceeds received from the sale of our investment in Guardian Pipeline LLC and WPS Energy Services Gas Storage LLC in 2006.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

Reportable Segment (millions)	2007	2006

Electric utility	$133.5	$213.4
Natural gas utility	93.9	36.9
Integrys Energy Services	15.9	4.9
Holding company and other	7.2	(0.5)
Integrys Energy Group consolidated	$250.5	$254.7

Although total capital expenditures were basically unchanged at Integrys Energy Group for the nine month periods, there were significant changes within business segments.  The decrease in capital expenditures at the electric utility for the nine months ended September 30, 2007, compared with the same period in 2006, was mainly due to a period-over-period decrease in capital expenditures associated with the construction of Weston 4.  Weston 4 is expected to be placed into service in the first quarter of 2008.  The increase in capital expenditures at the natural gas utility was primarily driven by capital requirements of PGL and NSG, which were acquired in the merger with PEC on February 21, 2007.  The increase in capital expenditures at Integrys Energy Services was due to capital required to open new offices in Denver, Colorado, Michigan, and Washington, D.C., as well as to move to the Chicago office, improvements at various generation facilities, and new systems infrastructure.  The increase in capital expenditures at the Holding Company and Other segment was driven by the purchase of a corporate airplane.

Financing Cash Flows

Net cash used for financing activities was $596.8 million during the nine months ended September 30, 2007, compared with net cash provided for financing activities of $803.5 million during the same period in 2006.  The $1.4 billion change was driven by $792.1 million of short-term debt borrowings during the nine months ended 2006, compared with the repayment of $489.1 million of short-term debt during the nine months ended September 30, 2007.  During the nine months ended September 30, 2006, Integrys Energy Group increased its short-term borrowings primarily due to the purchase of natural gas operations in Michigan and Minnesota for $665.6 million and to fund capital expenditures, primarily the construction of Weston 4.  During the nine months ended September 30, 2007, Integrys Energy Services was able to pay down short-term debt with a portion of the $879 million of proceeds received from the sale of PEP in September 2007.

Significant Financing Activities

Dividends paid increased in the nine months ended September 30, 2007, over that paid for the same period in 2006 as a result of the merger with PEC.  Integrys Energy Group issued 31.9 million shares of common stock as part of the merger and increased the dividend paid per share.  The quarterly common stock dividend was increased from 57.5 cents per share to 66.0 cents per share.  Integrys Energy Group intends to continue the 66 cents per share quarterly dividend rate in the future, subject to the evaluation by its Board of Directors of future business needs.

Integrys Energy Group had outstanding commercial paper borrowings of $316.9 million and $888.3 million at September 30, 2007, and 2006, respectively.  Integrys Energy Group had other outstanding short-term debt of $125.9 million as of September 30, 2007, and $168.6 million as of September 30, 2006.

Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and under certain stock-based employee benefit and compensation plans.  As a result of the plans, equity increased $36.0 million and $18.6 million for the nine months ended September 30, 2007, and 2006, respectively.

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds which originally matured in 2013.

In November 2005, Integrys Energy Group (then known as WPS Resources) entered into a forward equity sale agreement with an affiliate of J.P. Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of Integrys Energy Group's common stock.  On May 10, 2006, Integrys Energy Group physically settled the forward equity agreement (and, thereby, issued 2.7 million shares of common stock) and received proceeds of $139.6 million.  The proceeds were used to pay down commercial paper borrowings originally utilized to finance the acquisition of the natural gas distribution operations in Michigan and for general corporate purposes.

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

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on Integrys Energy Group to A- from A and removed it from CreditWatch with negative implications.  Standard & Poor's also lowered Integrys Energy Group's unsecured ratings to BBB+ from A and all other issue-specific ratings by one notch.  Standard & Poor's stated that the ratings actions were due to concerns related to plans to expand the energy marketing business, the dividend requirements that will result from the merger, moderate capital expenditure requirements, lower than expected performance at MGUC and MERC, uncertainty regarding future rate relief, and full integration of the newly acquired PEC utilities.  At the same time, Standard & Poor's lowered all of WPSC's issue-specific ratings by one notch as they stated "WPSC's liquidity is being pressured by its ongoing construction program." Standard & Poor's affirmed all PEC, PGL and NSG ratings.  Standard & Poor's outlook for all Integrys Energy Group related companies is negative pending successful integration of recent acquisitions.

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

On February 21, 2007, Moody's also upgraded the senior unsecured rating of PEC to A3 from Baa2, conforming it with those of Integrys Energy Group, and affirmed all other ratings for PEC.  Moody's actions to upgrade the senior unsecured rating are due to the expected business risk improvement from the merger with Integrys Energy Group, which resulted in the sale of PEP and transferred PEC's energy and marketing business to Integrys Energy Services, leaving PEC holding only the two regulated subsidiaries, PGL and NSG.  In addition, the upgrade reflects Integrys Energy Group's guaranty of the $325 million of PEC 6.90% notes due in 2011.

Discontinued Operations

Net cash provided by discontinued operations was $823.9 million during the nine months ended September 30, 2007, compared with $40.9 million for the nine months ended September 30, 2006.  The increase in net cash provided by discontinued operations was driven by approximately $879 million of proceeds received from the sale of PEP in the third quarter of 2007.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of September 30, 2007 (Millions)	Total Amounts Committed	2007	2008-2009	2010-2011	2012 and Thereafter

Long-term debt principal and interest payments(1)	$3,456.9	$29.2	$454.8	$798.8	$2,174.1
Operating lease obligations	52.5	2.5	16.7	14.5	18.8
Commodity purchase obligations(2)	6,891.5	1,228.5	3,512.5	1,075.0	1,075.5
Purchase orders(3)	378.0	315.7	57.9	3.2	1.2
Minimum pension funding	344.0	13.3	83.2	40.0	207.5
Total contractual cash obligations	$11,122.9	$1,589.2	$4,125.1	$1,931.5	$3,477.1

(1) Represents bonds issued, notes issued, and loans made to Integrys Energy Group and its subsidiaries.  We record all principal obligations on the balance sheet.

(2) Energy supply contracts at Integrys Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers.  WPSC, UPPCO, MGUC, MERC, PGL, and NSG expect to recover the costs of their contracts in future customer rates.

(3) Includes obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC.

The table above does not reflect any payments related to the manufactured natural gas plant remediation liability of $615.5 million at September 30, 2007, as the amount and timing of payments are uncertain.  See Note 12 to the financial statements, "Commitments and Contingencies," for more information about our environmental liabilities.  Also, the table does not reflect any payments for our liability at September 30, 2007, for uncertain tax positions.  See Note 11 to the financial statements, "Income Taxes," for more information about this liability.

Capital Requirements

Construction expenditures by company for the three-year period 2007 through 2009 are as follows:

(Millions)
WPSC
Electric and natural gas distribution projects	$262.0
Wind generation projects	249.6
Environmental projects	181.8
Weston 4 (1)	109.7
Natural gas laterals to connect to Guardian pipeline	73.2
Other generation projects	38.4
Corporate services infrastructure projects	37.1

UPPCO
Electric distribution projects and repairs and safety measures at hydroelectric facilities	46.1

MGUC
Natural gas pipe distribution system	23.5

MERC
Natural gas pipe distribution system	50.3

PGL (3)
Natural gas pipe distribution system and underground natural gas storage facilities (2)	406.2

NSG (3)
Natural gas pipe distribution system	27.6

Integrys Energy Services
Scheduled maintenance and landfill natural gas project	32.7
Total capital expenditures	$1,538.2

(1) As of September 30, 2007, WPSC has incurred a total cost of approximately $496 million related to its ownership interest in the project.  WPSC has incurred approximately $64 million and  expects to incur an additional  $25 million to complete construction of the transmission facilities required to support Weston 4.  ATC will reimburse WPSC for these transmission facilities and related carrying costs when Weston 4 becomes commercially operational.
(2) Includes approximately $60 million of expenditures related to the accelerated replacement of cast iron mains at PGL.  The expenditures are contingent upon ICC approval of a rider proposed by PGL in its current rate case.  See Note 19, "Regulatory Environment," for more information on the PGL rate case.

(3) Construction expenditures for PGL and NSG for 2007 include amounts from February 22, 2007 through the end of 2009.

In April 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC.  Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million.  Integrys Energy Group will receive additional equity in ATC in exchange for the project funding.  Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010.  The total cost of the project is estimated at $420.3 million and it is expected that the line will be completed and placed in service in 2008.  Integrys Energy Group has the right, but not the obligation, to provide additional funding in excess of $198 million up to 50% of the revised cost estimate.  Integrys Energy Group's future funding of the line will be reduced by the amount funded by Allete, Inc.  Allete exercised its option to fund $60 million of future capital calls for the portion of the

Wausau to Duluth transmission line and had completed funding the $60 million as of February 2007.  During 2007 and through the completion of the line in 2008, Integrys Energy Group expects to fund up to approximately $55 million in equity contributions to ATC for the Wausau to Duluth transmission line.

Integrys Energy Group expects to provide additional capital contributions to ATC of approximately $42 million for the period 2007 through 2009 for other projects.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends.  Additional capital expenditures for Integrys Energy Group and its subsidiaries for 2007 through 2009 could be significant depending on its success in pursuing development and acquisition opportunities.  When appropriate, Integrys Energy Group may seek nonrecourse financing for a portion of the cost of these acquisitions.

Capital Resources

As of September 30, 2007, Integrys Energy Group and each of its subsidiaries were in compliance with their respective covenants under their lines of credit and other debt obligations.

For the period 2007 through 2009, Integrys Energy Group plans to use internally generated funds net of forecasted dividend payments, cash proceeds from asset sales, and debt financings to fund capital requirements.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

See Note 8 "Short-Term Debt and Lines of Credit," for more information on our credit facilities and other short-term credit agreements.

In April 2006, Integrys Energy Group filed a shelf registration under the new SEC securities offering reform rules for the ability to issue debt, equity, and certain types of hybrid securities.  This shelf registration statement includes the unused capacity remaining under Integrys Energy Group's prior registration statement.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.  Under the new SEC securities offering reform rules, Integrys Energy Group will be able to issue securities under this registration statement for three years.  Integrys Energy Group's Board of Directors has authorized the issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement, $300 million of which was used in December 2006 when Integrys Energy Group issued the junior subordinated notes.

In May 2004, WPSC filed a shelf registration with the SEC authorizing the issuance of up to $350 million of senior debt securities.  WPSC issued $125 million of senior debt securities under this registration statement in December 2006 leaving existing capacity under the registration statement of up to $225 million as of September 30, 2007.

Other Future Considerations

Service Company

As part of the regulatory approval process associated with the acquisition of PEC and its addition to the holding company system, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative and general support services to Integrys Energy Group's six regulated utilities. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g., real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply, among others. In addition, many of these same services will also be provided to Integrys Energy Group's nonregulated subsidiaries following all affiliated interest rules and laws. The creation of a centralized service company will require Integrys Energy Group and its regulated utility subsidiaries to move many of the employees supporting these functions into the new service company. Certain assets will also be transferred by affiliates (primarily WPSC, PGL, and PEC) to the service company. On June 6, 2007, the service company entity, Integrys Business Support, LLC ("Integrys Business Support") was formed.  Integrys Business Support will become an operational centralized service company as soon as practicable upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys Energy Group.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and other aspects of Integrys Business Support operations and relations with its various affiliates. The required regulatory approvals or waivers were requested with the intent that Integrys Business Support becomes operational by January 1, 2008, if practicable.  To date, informal dispositions or other agreed-upon resolutions have been reached on all material issues raised in the four state jurisdictions.  Integrys Energy Group does not currently anticipate any contested issues that would prevent receipt of the required pre-operational regulatory approvals or waivers, or that would prevent Integrys Business Support from becoming operational by January 1, 2008, if so desired.

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

In WPSC's retail electric rate proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment.  The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral.  In WPSC's rate proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee.  The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee.  None of these disallowed costs were found to be imprudent by the PSCW.  Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at September 30, 2007, will be able to be collected from ratepayers.

Forecasting and monitoring of fuel costs has become increasingly difficult for both the PSCW and WPSC.  These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices.  In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSCW Chapter 116 fuel rules for large rate increases due to increased natural gas prices.  In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules.  On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1%, which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  On May 3, 2007, the PSCW directed staff to prepare a draft rule revision to PSC Chapter 116 fuel rules incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  The PSCW staff circulated a draft rule to that effect and the parties have commented on the draft rule.  The draft rule is currently awaiting PSCW action.

On June 29, 2006, the PSCW opened Docket 05-EI-139 to address the recovery of costs associated with the MISO Day 2 market.  As of September 30, 2007, WPSC had recorded a regulatory asset of $19.9 million for unrecovered MISO Day 2 costs.  The PSCW issued an order addressing the recoverability of these costs on August 30, 2007.  Under this order, costs deferred as of September 30, 2007, should be recoverable.

For a discussion of regulatory filings and decisions, see Note 18, "Regulatory Environment," in Integrys Energy Group's Condensed Notes to Consolidated Financial Statements.

Natural Gas Charge Reconciliation Proceedings and Related Matters

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

For additional information on the Gas Charge Reconciliation Proceedings and Related Matters, see Note 12, "Commitments and Contingencies," in Integrys Energy Group's Condensed Notes to Consolidated Financial Statements.

Industry Restructuring

-Illinois-

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

In September 2006, the Illinois Utilities, at the direction of the ICC held a power auction where competitors offered to supply full requirements wholesale service to the Illinois Utilities in order to meet the obligations of the retail customers that do not choose an alternate retail electric supplier. Integrys Energy Services participated in the auction and was selected as one of the several suppliers to supply this service to ComEd. The results of the auction were approved by the ICC on September 15, 2006; and subsequently, on September 19, 2006, Integrys Energy Services entered into a FERC jurisdictional wholesale supply agreement that delineates this obligation. In addition to supplying ComEd, Integrys Energy Services established itself as a significant supplier to commercial and industrial customers in Illinois retail markets.

Prior to, and at the time of the auction, it was envisioned that the prices derived from the auction would be passed through to the customer; thus ending the utility rate freeze transition period. The auction results, reflective of current market prices levels, resulted in substantially higher supply prices being passed onto some customers in the ComEd and Ameren service territories. This prompted debate in the Illinois General Assembly about options to lessen the impact of this price shock to end users.

The Illinois Attorney General filed a complaint at FERC on March 15, 2007, against 15 power generators and suppliers that won contracts in the auction to supply ComEd and Ameren. Integrys Energy Services was named as it did win three tranches of approximately 50 megawatts each in the auction.

The complaint requested that FERC (a) investigate evidence of price manipulation, (b) require refunds for sales rates that are not just and reasonable, and (c) direct certain wholesale electricity suppliers to show cause why their market-based rate authority should not be revoked. It should be noted that the ICC had already made a finding that no investigation was warranted and that a successful auction had been completed for the fixed price auction. On June 18, 2007, numerous defendants (including Integrys Energy Services, Inc.) filed answers and motions to dismiss. On July 24, 2007, a comprehensive settlement agreement was announced between ComEd, Ameren, and various Illinois electricity generating companies. The agreement provides for continued subsidization of residential and very small commercial customers over the next several years. The medium and large customers that Integrys Energy Services focuses on will generally not be impacted by the settlement, allowing for continued competition. On August 29, 2007, the Attorney General filed a motion to voluntarily dismiss the pending action at the FERC with prejudice. The FERC ruled on that motion and issued an order dismissing the people's claims based on the Illinois 2006 power auction "with prejudice, and terminating the proceeding."  The People of the State of Illinois, ex rel. Illinois Attorney General Lisa Madigan v. Exelon Generation Co., LLC, et al., 121 FERC ¶ 61,015 at P 3 (2007).

On the heels of the Illinois Attorney General's complaint filed at FERC, two class action lawsuits were filed by various ratepayers in Cook County. Those complaints, which essentially mirrored the Attorney General's complaint, were removed to federal court. Motions to dismiss these cases have been filed by the defendants and are currently pending.  In response to an order of the court dated October 12, 2007, a supplemental filing was made on October 29, 2007 to address the effect on the pending motion to dismiss of (a) the FERC's order of dismissal, and (b) the recently signed Illinois legislation.

-Maine-

Integrys Energy Services continues to serve retail customers in both Northern and Southern Maine by way of direct customer contracts and Standard Offer Service for a number of utilities.  Northern Maine customers recently experienced a significant increase in their energy supply rates starting January 1, 2007.  This increase was a result of the competitive bid process conducted in late 2006 whereby Integrys Energy Services was once again the successful bidder.  The Northern Maine customers fixed rate structure ending December 2006 was established three years prior when global energy market conditions (natural gas and oil) were much lower than today.  In response to the competitive bid process, this rate increase created concern at customer, regulatory, and legislative levels that caused several bills to be introduced to the legislature relative to re-entrance of the electric utilities into the generation business (re-regulation).  The various market participant groups were represented (including Integrys Energy Services retail and generation groups) at these proceedings with all (except the three investor owned utilities) objecting to such a bill.  After much debate, the proposed bills were terminated and the Maine Public Utilities Commission was directed to study the impacts of the electric utilities owning generation with a recommendation due prior to the next legislative session.  There has been much discussion of risk, rate base exposure, market prices compared to cost based prices, and impacts on the overall markets going forward, with the final recommendation yet to be determined.  Ongoing discussion will continue at the legislative level during the next session to ensure the markets are preserved in Maine.

There is also new legislation relative to the Renewable Portfolio Standard requirements for the state of Maine.  This change has been discussed for several years, but was passed during the last session, creating a new requirement of 1% per year of new renewables (after September 2005) for 10 years starting January 1, 2008.  The new standard will cause Competitive Electric Providers' to acquire 10% of new renewable generation by year 2017.  Currently, the Maine Public Utilities Commission is drafting Market Rules that will govern this requirement.  Integrys Energy Services has been active in these proceedings.

Seams Elimination Charge Adjustment

For a discussion of SECA, see Note 18, "Regulatory Environment," in Integrys Energy Group's Notes to Condensed Consolidated Financial Statements.

Income Taxes

-Section 29/45K Federal Tax Credits-

For more information on the synthetic fuel production facility, see the Note 12, "Commitments and Contingencies," in Integrys Energy Group's Notes to Condensed Consolidated Financial Statements.

-Peshtigo River Land Donation-

In closing its audit of Integrys Energy Group's 2004 and 2005 income tax examination, the IRS issued a report denying the deduction claimed in those years related to the value of the Peshtigo River land donated to the WDNR in 2004.  Through subsequent discussion with IRS Appeals, this matter was settled in our favor.  As a result of this settlement with the IRS, we recorded approximately $1 million of additional tax benefit in the third quarter of 2007.  We expect to resolve this item in a similar manner with the state of Wisconsin, and anticipate no significant impact on income as a result of this settlement.

-Michigan Taxes-

On August 9, 2006, the Michigan legislature approved a voters' legislative initiative to repeal the Michigan Single Business Tax for tax years beginning after December 31, 2007.  On June 28, 2007, the Michigan legislature passed a bill that will replace the Single Business Tax with an effective date of January 1, 2008.  The Governor signed the legislation on July 12, 2007.  On September 30, 2007, the Michigan legislature passed, and the governor signed into law, a "FAS 109" amendment to the new Michigan Business Tax ("MBT"), providing a future tax deduction for existing book-tax differences.  This legislation allows companies to record a state deferred tax asset for this future tax deduction, which offsets the state deferred tax liability that would otherwise have to be booked in the third quarter of 2007 for this new MBT.  The new law goes into effect in 2008, at which point we will begin recording an effect for this tax.

On September 30, 2007, the Michigan legislature passed a bill that will expand the state's 6% sales tax to additional services.  The Governor signed the legislation on September 30, 2007.  We are reviewing the new law but have yet to determine its effect.

Proposed Cook County Illinois Natural Gas Use Tax and Sales Tax

A recent ordinance has been proposed by Cook County, Illinois, that would impose a tax on the sale and the privilege of using or consuming natural gas within the corporate limits of Cook County, Illinois.  If enacted as currently proposed, the tax would apply to natural gas for which delivery to the customer is billed by a public utility on or after January 1, 2008.  The tax rate set forth in the ordinance is 5.2 cents per therm and will adjust annually according to the Consumer Price Index ("CPI") and the CPI Adjustment Formula described in the ordinance.

A recent ordinance has been proposed by Cook County, Illinois, to increase the County's "Sales Tax" consisting of the Retailers Occupation Tax and the Service Occupation Tax, from 0.75% to 3% over a two year period.  Commencing on January 1, 2008, the ordinance proposes to increase the County's Retailers Occupation Tax and the Service Occupation Tax from 0.75% to 1.5%, commencing January 1, 2009, another increase from 1.5% to 2.25%, and commencing on January 1, 2010, another increase from 2.25% to 3%.

Environmental

See Note 12, "Commitments and Contingencies," in Integrys Energy Group's Notes to Condensed Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015.  The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs.  As of September 30, 2007, approximately 4% of Integrys Energy Group's generation in Wisconsin is from renewable sources.  Integrys Energy Group continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.  Currently, WPSC is negotiating a transaction to purchase a 99-megawatt wind generation facility, to be constructed in Howard County, Iowa.  An agreement with the counterparty is anticipated to be reached by the end of 2007.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes an alternative method of receiving pre-construction approval for significant generating plant additions versus the alternative of building a generating plant and then seeking approval for recovery of costs.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been introduced, though none have been enacted at this time.

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

MISO participants offer their generation and bid their customer load into the market on an hourly basis on a day ahead basis.  This results in net receipts from, and net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and currently provides updated settlement statements which may reflect billing adjustments and result in an increase or decrease to the net receipt from or net obligation to MISO.  The billing adjustments may or may not be recovered through the rate recovery process.  Market participants may dispute the updated settlement statements and related charges.  At the end of each month, the amount due from or payable to MISO is estimated for those operating days where a 7-day settlement statement is not yet available.  Thus, significant changes in the estimates and new information provided by MISO in subsequent settlement statements or through tariff interpretation changes could have a material impact on our results of operations with potential adjustments back to the start of the market.

MARKET PRICE RISK MANAGEMENT ACTIVITIES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of Integrys Energy Services, along with oil options used to mitigate the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized.  Derivative instruments are utilized in these operations.

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the nine months ended September 30, 2007.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2006(1)	$(4.7)	$105.2	$7.1	$107.6
Plus: Contracts assumed from the merger with PEC	-	6.9	0.5	7.4
Less: Contracts realized or settled during period(2)	-	71.5	(19.3)	52.2
Plus: Changes in fair value of contracts in existence at September 30, 2007(3)	11.6	66.2	(24.7)	53.1
Fair value of contracts at September 30, 2007(1)	$6.9	$106.8	$2.2	$115.9

(1) Reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2) Includes the value of contracts in existence at December 31, 2006, that were no longer included in the net mark-to-market assets as of September 30, 2007, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133.

(3) Includes unrealized gains and losses on contracts that existed at December 31, 2006, and contracts that were entered into subsequent to December 31, 2006, which are included in Integrys Energy Services' portfolio at September 30, 2007, as well as gains and losses at the inception of contracts when a liquid market exists.

There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts (generally for contracts with a duration of less than five years).  The table below shows the sources of fair value and maturities of Integrys Energy Services' risk management instruments.

Integrys Energy Services Risk Management Contract Aging at Fair Value As of September 30, 2007 (Millions)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Prices actively quoted(1)	$61.0	$33.6	$9.2	$-	$103.8
Prices provided by external sources(2)	1.6	20.8	3.8	-	26.2
Prices based on models and other valuation methods	(15.4)	(7.1)	(1.3)	9.7	(14.1)
Total fair value	$47.2	$47.3	$11.7	$9.7	$115.9

(1) Includes exchange-traded contracts such as NYMEX and ICE contracts and basis swaps.

(2) Includes electric and natural gas contract positions for which pricing information, used by Integrys Energy Services to calculate fair value, is obtained primarily through broker quotes and other publicly available sources.

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

PGL and NSG are regulated utilities; therefore, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the fair value of the majority of the assets and liabilities did not change significantly as a result of applying purchase accounting.  Pension and postretirement benefit obligations were identified at both PGL and NSG.  Liabilities of approximately $133 million and $15 million were recorded for PGL and NSG, respectively, and were offset with regulatory assets.

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

Interest Rate Risk

The total variable debt at Integrys Energy Group increased as a result of the merger with PEC, which increased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at September 30, 2007, a hypothetical increase in market interest rates of 100 basis points in 2007 would increase annual interest expense by $31.1 million.  Comparatively, based on the variable rate debt outstanding at September 30, 2006, an increase in interest rates of 100 basis points would have increased interest expense in 2006 by $9.3 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group’s exposure to the change.

Commodity Price Risk

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of certain of its exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level.  For further explanation of our VaR calculation, see the 2006 Form 10-K.

The VaR for Integrys Energy Services' trading portfolio is presented in the following table:

	September	September
(Millions)	2007	2006

95% confidence level, one-day holding period	$1.3	$1.2
Average for 12 months ended	1.1	1.3
High for 12 months ended	1.3	1.7
Low for 12 months ended	0.9	1.0

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

Changes in Internal Controls

Integrys Energy Group considers the merger with PEC material to the results of its operations, cash flows and financial position from the date of the acquisition through September 30, 2007, and believes that the internal controls and procedures of PEC have a material effect on its internal control over financial reporting.  Integrys Energy Group is currently in the process of integrating the internal controls and procedures of PEC with its internal controls over financial reporting.  Integrys Energy Group has expanded its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include PEC.

There were no other changes in the Integrys Energy Group internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting, other than the merger with PEC.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 12 - "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Labor Contracts

Local 310 of the International Union of Operating Engineers represents union employees of WPSC.  The current Local 310 collective bargaining agreement expired on October 21, 2006.  WPSC and Local 310 came to an agreement on a three-year contract which was ratified by the union membership on September 27, 2007.  The agreement will expire on October 17, 2009.  Under terms of the agreement, covered employees will receive retroactive pay back to October 21, 2006.  WPSC had recorded accrued labor costs for the retroactive pay over prior periods.

Local 510 of the International Brotherhood of Electrical Workers represents approximately 130 employees at UPPCO.  On October 25, 2007, the membership ratified a 1-year extension to its collective bargaining agreement extending the agreement to April 19, 2009.

Local 417 of the Utility Workers Union of America represents approximately 35 employees at MGUC.  The current collective bargaining agreement expires on February 15, 2008.  In October 2007, tentative agreement was reached on a 3 to 4 year extension to this agreement.  A vote on ratification is being scheduled.

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

Item 6.	Exhibits

The following documents are attached as exhibits:

	10.1	PEP Divestiture Incentive Program

	12.1	Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: November 7, 2007	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
Exhibit No.	Description

2.1
Stock Purchase Agreement by and between Peoples Energy Corporation and El Paso E&P Company, L.P. dated August 16, 2007. (Incorporated by Reference to Exhibit 2.1 Integrys Energy Group’s Current Report on Form 8-K dated August 16, 2007 and filed with the SEC on August 20, 2007)

10.1	PEP Divestiture Incentive Program

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group