Form 10-K
period 2007-12-31
INTEGRYS ENERGY GROUP, INC.
filed 2008-02-28
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation) 130 East Randolph Drive Chicago, IL 60601 800-699-1269	39-1775292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X] No [ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.

$3,853,752,238 as of June 30, 2007

Number of shares outstanding of each class of common stock, as of February 28, 2008

Common Stock, $1 par value, 76,424,095 shares

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 15, 2008 is incorporated by reference into Part III.

INTEGRYS ENERGY GROUP, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2007

TABLE OF CONTENTS
			Page

Forward-Looking Statements			1

PART I			3

ITEM 1.	BUSINESS		3

	A.	GENERAL	3

		Integrys Energy Group, Inc.
		Electric Utility Segment
		Natural Gas Utility Segment
		Integrys Energy Services
		Holding Company and Other Segment

	B.	REGULATED ELECTRIC OPERATIONS	5

		Regulated Electric Segment Operating Statistics
		Facilities
		Power Purchase Agreements
		Fuel Supply
		Regulatory Matters
		Other Matters

	C.	REGULATED NATURAL GAS UTILITY OPERATIONS	9

		Regulated National Gas Segment Operating Statistics
		Facilities
		Natural Gas Supply
		Regulatory Matters
		Other Matters

	D.	INTEGRYS ENERGY SERVICES	11

		Facilities
		Fuel Supply
		Licenses
		Other Matters

	E.	ENVIRONMENTAL MATTERS	14

	F.	CAPITAL REQUIREMENTS	14

	G.	EMPLOYEES	14

	H.	AVAILABLE INFORMATION	14

ITEM 1A.	RISK FACTORS		16

ITEM 1B	UNRESOLVED STAFF COMMENTS		20

i

PART II					27

ITEM 5.	MARKET FOR INTEGRYS ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES				27

ITEM 6.	SELECTED FINANCIAL DATA				28

	Integrys Energy Group, Inc. Comparative Financial Statements and Financial and Other Statistics (2003 to 2007)				28

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS				29

		Introduction
		Results of Operations
		Balance Sheet
		Liquidity and Capital Resources
		Guarantees and Off Balance Sheet Arrangements
		Market Price Risk Management Activities
		Critical Accounting Policies
		Impact of Inflation

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK				75

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA				78

	A.	Management Report on Internal Control over Financial Reporting			78
	B.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting			79
	C.	Consolidated Statements of Income			81
	D.	Consolidated Balance Sheets			82
	E.	Consolidated Statements of Common Shareholders' Equity			83
	F.	Consolidated Statements of Cash Flows			84
	G.	Notes to Consolidated Financial Statements			85
		Note 1	Summary Of Significant Accounting Policies	85
		Note 2	Fair Value Of Financial Instruments	93
		Note 3	Risk Management Activities	94
		Note 4	Discontinued Operations	96
		Note 5	Property, Plant, And Equipment	98
		Note 6	Acquisitions And Sales Of Assets	98
		Note 7	Jointly-Owned Utility Facilities	101
		Note 8	Nuclear Decommissioning Trust	102
		Note 9	Regulatory Assets And Liabilities	103
		Note 10	Investments In Affiliates, At Equity Method	104
		Note 11	Goodwill And Other Intangible Assets	106

Acronyms Used in this Annual Report on Form 10-K

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2007. Other factors include:

●	Unexpected costs and/or unexpected liabilities related to the PEC merger;
●	The successful combination of the operations of Integrys Energy Group and PEC;
●	Integrys Energy Group may be unable to achieve the forecasted synergies in connection with the PEC merger or it may take longer or cost more than expected to achieve these synergies;
●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group’s regulated businesses;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries and possible future initiatives to address concerns about global climate change, changes in environmental, tax and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, and the contested case proceeding regarding the Weston 4 air permit;

●	Resolution of audits or other tax disputes with the IRS and various state, local and Canadian revenue agencies;
●	The effects, extent and timing of additional competition or regulation in the markets in which our subsidiaries operate;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and its impact on customer demand, in the United States and Canada;
●	Potential business strategies, including mergers, acquisitions, construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
●
The impacts of changing financial market conditions, credit ratings and interest rates on our financing efforts, and the risks associated with changing commodity prices (particularly natural gas and electricity);

●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;

●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by us from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I

ITEM 1.  BUSINESS

A.  GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our" or "ours," we are describing Integrys Energy Group, Inc.

Integrys Energy Group, Inc.

Integrys Energy Group is domiciled in the United States and was incorporated in Wisconsin in 1993.  Integrys Energy Group is a holding company for regulated utility and nonregulated business units.  As of December 31, 2007, Integrys Energy Group served approximately 485,000 regulated electric utility customers and approximately 1,674,000 regulated natural gas utility customers.

See Note 24, "Segments of Business," for information on Integrys Energy Group’s foreign and domestic revenues, foreign and domestic long-lived assets, and revenues from external customers, net income (loss), and total assets by reportable segment.

Electric Utility Segment

The electric utility segment includes the regulated electric utility operations of WPSC and UPPCO.  WPSC, a Wisconsin corporation, is domiciled in the United States and began operations in 1883.  UPPCO, a Michigan corporation, is domiciled in the United States and began operations in 1884.  For the last three years, all of the electric utility segment’s revenues were earned within the United States and all assets were located within the United States.  In 2007, retail electric sales accounted for 82.4% of total revenues, while wholesale electric sales accounted for 17.6% of total revenues.

Natural Gas Utility Segment

The natural gas utility segment includes the regulated natural gas utility operations of WPSC, MGUC, MERC, PGL, and NSG.  MGUC and MERC, both Delaware corporations, are domiciled in the United States and began operations upon acquisition of their natural gas distribution operations in Michigan and Minnesota, respectively, from Aquila, Inc. in April 2006, and July 2006, respectively.  PGL and NSG, both Illinois corporations, are domiciled in the United States and began operations in 1855 and 1900, respectively.  Integrys Energy Group acquired PGL and NSG in February 2007 in the PEC merger.

Integrys Energy Services

Integrys Energy Services, a Wisconsin corporation, is domiciled in the United States and was established in 1994.  Integrys Energy Services is a diversified energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.  In 2007, Integrys Energy Services opened an office in Denver, Colorado, to expand its operation into the Western Systems Coordinating Council markets.  Integrys Energy Services anticipates future operations in all viable competitive markets in the United States and Canadian natural gas and electric markets.

Holding Company and Other Segment

The Holding Company and Other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPSC, MGUC, MERC, UPPCO, PGL, and NSG.  Also included in the Holding Company and Other segment is WPS Investments, LLC, a nonutility company which holds the investment of Integrys Energy Group and its subsidiaries in ATC.  On December 31, 2007, WPS Investments was owned 15.85% by WPSC, 3.37% by UPPCO and

80.78% by Integrys Energy Group.  Equity earnings from our investments in ATC, WRPC, and Guardian Pipeline, LLC (prior to its sale in 2006) are included in the Holding Company and Other segment.

For more information regarding revenues, net income, and total assets for Integrys Energy Group’s reportable segments, see Note 24, “Segments of Business.”

B.  REGULATED ELECTRIC OPERATIONS

Integrys Energy Group's regulated electric operations are provided through WPSC and UPPCO.  WPSC's regulated electric operations generate and distribute electric energy mainly to northeastern Wisconsin and a small portion of Michigan's Upper Peninsula.  UPPCO provides electric energy in Michigan's Upper Peninsula.  Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.

Regulated Electric Segment OperatingStatistics
	2007	2006	2005
Operating revenues (millions)
Residential	$381.8	$353.0	$355.1
Commercial and industrial	607.0	548.8	491.7
Resale and other	257.3	197.6	190.3
Total	$1,246.1	$1,099.4	$1,037.1
Kilowatt-hour sales (millions)
Residential	3,173.6	3,144.8	3,127.4
Commercial and industrial	8,750.9	8,645.2	8,641.8
Resale and other	4,067.3	4,135.3	3,890.9
Total	15,991.8	15,925.3	15,660.1
Customers served (approximate, end of period)
Residential	424,400	421,000	424,100
Commercial and industrial	59,600	59,100	51,600
Resale and other	1,000	900	1,300
Total	485,000	481,000	477,000

In 2007, Integrys Energy Group's regulated electric facilities reached a firm net design peak of 2,305 megawatts on July 31, 2007.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning load, the summer period is the most relevant for Integrys Energy Group's regulated electric utility capacity. WPSC expects future supply reserves to meet the minimum 18% planning reserve margin criteria through 2008 as required by the PSCW.  The PSCW has opened a docket to review the adequacy of the 18% reserve margin requirement.  The MPSC has not established minimum guidelines for future supply reserves.

WPSC and UPPCO had adequate capacity to meet all firm electric load obligations during 2007 and expect to have adequate capacity to meet all obligations during 2008. Both WPSC and UPPCO are members of the MISO, which operates a financial and physical electric wholesale market in the Midwest, and offer their generation and bid their customer load into the market. For further information on MISO, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Future Considerations.

Facilities

For a complete listing of Integrys Energy Group's regulated electric facilities, see Item 2 - Properties, in this Annual Report on Form 10-K. To see Integrys Energy Group's electric utility plant asset book value, see Note 5, "Property, Plant, and Equipment."

Power Purchase Agreements

Integrys Energy Group' regulated electric facilities enter into short and long-term power purchase agreements to meet a portion of electric energy supply needs.  For more information on these power purchase agreements, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations.

Fuel Supply

Electric Supply Mix

Integrys Energy Group's regulated electric supply mix for 2007 and 2006 was:

Energy Source	2007		2006
Company-owned generating plants
Coal		52.4%		57.3%
Natural gas and fuel oil		2.2%		1.4%
Hydroelectric		1.3%		1.5%
Wind		0.1%		0.1%
Purchased power
Kewaunee (nuclear)	19.3%		17.6%
Fox Energy Center, LLC and Combined Locks Energy Center, LLC (natural gas)	3.4%		6.1%
Hydroelectric	2.4%		3.3%
Other (including MISO)	18.9%		12.7%
Total purchased power		44.0%		39.7%

Fuel Costs

Integrys Energy Group's regulated electric fuel costs for its generating units for 2007 and 2006 were:

Fuel Cost by Source (Per Million Btus)	2007	2006
Coal	$1.47	$1.30
Natural gas	7.36	7.19
Fuel oil	13.95	13.60

Coal Supply and Deliveries

Coal is the primary fuel source for Integrys Energy Group's regulated electric generation facilities, the majority of which is from the Powder River Basin mines located in Wyoming. This low sulfur coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States. Integrys Energy Group's regulated electric fuel portfolio strategy is to maintain a 25- to 40-day supply of coal at each plant site.

Historically, WPSC has purchased coal directly from the producer for its wholly owned plants. Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPSC for its share of the coal costs. WPSC currently has contracts in place for coal transportation for 90% of its 2008 coal transportation requirements. For more information on coal purchases and coal deliveries under contract, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations and Note 17, "Commitments and Contingencies."

Natural Gas Supply - Generation

Through a power purchase agreement, WPSC is committed to provide fuel for 500 megawatts of the Fox Energy Center, a natural gas-fired combined cycle generation facility owned by a third party with a total combined electric capacity of approximately 580 megawatts.  In addition, WPSC supplies natural gas through its natural gas distribution system to its approximately 429 megawatts of natural gas-fired combustion turbine generation facilities. For more information on WPSC's natural gas supply under contract, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations and Note 17, "Commitments and Contingencies."

WPSC has received approval from the PSCW for its Energy Market Risk Management Plan to govern its activities in the energy markets.  The order permits activities to limit exposure to the volatility of natural gas prices affecting its electric generation, as well as the use of financial transmission rights for the use of managing energy congestion costs. The plan provides for the use of financial futures contracts for natural gas and the use of financial options that cap the price of natural gas for a portion of WPSC's forecasted natural gas fuel generation requirements and natural gas price sensitive purchased power contracts.

Regulatory Matters

Integrys Energy Group's electric utility operations are regulated by the PSCW, MPSC, and FERC.

For additional information, see Note 23, "Regulatory Environment."

Hydroelectric Licenses

WPSC, UPPCO, and WRPC (a company in which we have 50% ownership), have long-term licenses from FERC for all of their hydroelectric facilities.

UPPCO has announced its decision to restore Silver Lake as a reservoir to support power generation, pending approval of an economically feasible design by the FERC.  The FERC has required that a board of consultants evaluate and oversee the design approval process.  UPPCO continues to work with its Board of Directors and the FERC to develop an economically feasible design.

For more information on Silver Lake, see Note 17, "Commitments and Contingencies."

Other Matters

Customer Segmentation

In 2007, paper production facilities and one wholesale customer (a private utility that primarily provides power to paper mills) accounted for 9.3% of Integrys Energy Group's regulated electric utility revenues. Residential sales accounted for 30.6% of Integrys Energy Group's regulated electric utility revenues in 2007.

Seasonality

Integrys Energy Group's regulated electric utility sales in Wisconsin generally follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures. Regulated electric utility sales in Michigan follow no significant seasonal trend due to cooler climate conditions in the Upper Peninsula of Michigan.

Generally during the winter months, the purchase price of fuel (natural gas and fuel oil) for heating load and generation production is heavily influenced by weather and the availability of baseload generation units within the MISO energy market. Sustained colder-than-normal weather and unexpected extended generation outages can influence fuel supply and demand, impacting the production costs at Integrys Energy Group's natural gas and oil-fired facilities, as well as natural gas supply commitments under power purchase agreements.  For Integrys Energy Group's electric segment, the impact on utility production costs is managed through WPSC's Energy Market Risk Management Plan.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial/industrial customers into their service territory.  As a result, there is competition among utilities to keep energy rates low. Wisconsin utilities have continued to refine regulated tariffs in order to provide customers with the true cost of electric energy to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes. Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan primarily due to a lack of excess generation and transmission system capacity.

Working Capital Requirements

For information on capital requirements related to Integrys Energy Group’s regulated electric utility operations see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

C.  REGULATED NATURAL GAS UTILITY OPERATIONS

Integrys Energy Group provides regulated natural gas utility service to Chicago and northeastern Illinois, northeastern Wisconsin, adjacent portions of Michigan's Upper Peninsula, various cities and communities throughout Minnesota, and in the southern portion of lower Michigan.

Regulated Natural Gas Segment Operating Statistics
	2007	2006	2005
Operating Revenues (millions)
Residential	$1,441.7	$401.4	$291.9
Commercial and industrial	481.2	218.3	137.7
Other	180.8	57.2	92.4
Total	$2,103.7	$676.9	$522.0
Therms Delivered (millions)
Residential	1,251.8	351.5	241.6
Commercial and industrial	498.6	230.7	170.8
Other	47.1	27.6	70.8
Total therm sales	1,797.5	609.8	483.2
Transportation	1,505.6	657.5	344.0
Total	3,303.1	1,267.3	827.2
Customers Served (approximate, end of period)
Residential	1,548,400	620,500	279,300
Commercial and industrial	124,700	62,600	27,700
Other	-	-	-
Transportation customers	900	900	1,000
Total	1,674,000	684,000	308,000

Facilities

For information regarding our regulated natural gas facilities, see Item 2 - Properties in this Annual Report on Form 10-K. To see Integrys Energy Groups' natural gas utility plant asset book value, see Note 5, "Property, Plant, and Equipment."

Natural Gas Supply

Integrys Energy Group's natural gas utilities manage portfolios of natural gas supply contracts, storage services and pipeline transportation services designed to meet their varying load pattern at the lowest reasonable cost.

Integrys Energy Group's regulated natural gas subsidiaries contract for fixed-term firm natural gas supplies with various natural gas suppliers each year to meet the November through March winter period demand of firm system sales customers.  Integrys Energy Group's regulated natural gas supply requirements are met through a combination of physical fixed price purchases, storage (contracted and owned), natural gas call options and physical index purchases, and through the purchase of additional natural gas supplies on the monthly spot market through fixed-term firm contracts to supplement natural gas supplies and minimize risk. During periods of colder than normal weather, purchasing natural gas in the daily spot market may be necessary.  Integrys Energy Group's regulated natural gas operations contract for domestic natural gas supplies and limit their purchases to minimize potential stranded natural gas supply contract costs.

Under current regulatory practice, the ICC, PSCW, MPUC, and MPSC allow Integrys Energy Groups' regulated natural gas utilities to pass the prudently incurred cost of natural gas on to customers on a dollar-for-dollar basis through purchased gas adjustment clauses.  Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases, thus having little or no impact on net income.

For further information on Integrys Energy Group's regulated natural gas utility supply and transportation contracts, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations and Note 17, "Commitments and Contingencies."

Integrys Energy Group's natural gas utilities contract with various underground storage facilities for underground natural gas storage capacity and have company-owned storage.  Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides Integrys Energy Group with the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility.  Integrys Energy Group has approximately 397 million therms of firm natural gas storage capacity under contract and approximately 314 million therms of firm natural gas storage capacity located in its distribution system.

Regulatory Matters

The natural gas retail rates of Integrys Energy Group are regulated by the ICC, PSCW, MPSC, and MPUC.  PGL utilizes its storage and pipeline supply assets as a natural gas hub.  This activity is regulated by the FERC and consists of providing wholesale transportation and storage services in interstate commerce.

For additional information, see Note 23, "Regulatory Environment."

Other Matters

Seasonality

The natural gas throughput of Integrys Energy Group's regulated natural gas utilities follows a seasonal pattern due to the heating requirements of customers that is primarily impacted by the variability in winter temperatures.

Competition

Integrys Energy Group's regulated natural gas utility operations face competition with other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Due to the volatility of natural gas prices, Integrys Energy Group has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change. Interruptible natural gas sales and natural gas transportation service is offered for customers to enable them to reduce their energy costs. Transportation customers purchase their natural gas directly from third-party natural gas suppliers at market prices and contract with Integrys Energy Group's entities to transport the natural gas from pipelines to their facilities.  Additionally, some customers still purchase their natural gas commodity directly from one of Integrys Energy Group's entities but have elected to do so on an interruptible basis, as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply and transportation service each year as the economics and service options change.

Working Capital Requirements

For information on capital requirements related to the regulated natural gas utility operations of Integrys Energy Group see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

D.  INTEGRYS ENERGY SERVICES

Integrys Energy Services is a diversified nonregulated energy supply and services company serving retail and wholesale customers in developed competitive markets in the United States and Canada.

Integrys Energy Services and its subsidiaries serve residential, commercial and industrial customers, "aggregated" small commercial and residential customers as well as provide standard offer service.  Aggregated customers are associations or groups of customers, which have joined together to negotiate purchases of electric or natural gas energy as a larger group.  In the wholesale market, Integrys Energy Services focuses on structured transactions with regulated local distribution companies, pipelines, storage companies, cooperatives, municipalities, and other nonregulated energy marketing and trading companies.

Energy revenues, volumes, and assets are as follows:

	2007	2006	2005
Revenues (Millions)
United States	$4,753.8	$3,176.9	$3,149.2
Canada	2,225.9	1,982.2	2,165.7
Total	$6,979.7	$5,159.1	$5,314.9
Electric Volumes (Million Megawatt-Hours)
United States	17.7	5.0	8.1
Canada	0.5	0.5	-
Total	18.2	5.5	8.1
Gas Volumes (Billion Cubic Feet)
United States	479.0	359.1	298.7
Canada	286.0	278.4	256.8
Total	765.0	637.5	555.5
Long - Lived Assets (Millions)
United States	$3,130.3	$2,715.7
Canada	20.3	21.0
Total	$3,150.6	$2,736.7

Integrys Energy Services utilizes derivative instruments, including forwards, futures, options and swaps, to manage its exposure to market risks in accordance with limits and approvals established in its risk management and credit policies.  The Market Risk Oversight Committee, comprised of cross-functional members of management and senior leadership of Integrys Energy Services and its parent company Integrys Energy Group, monitors compliance with these policies.

For more information on the trading and risk management activities of Integrys Energy Services, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation and Market Price Risk Management Activities.

Facilities

At December 31, 2007, Integrys Energy Services owned and operated electric generation facilities in the Midwest and Northeast regions of the United States with a total rated capacity of approximately 367 megawatts.

Integrys Energy Services' direct ownership of generation facilities allows for more efficient management of the market risk associated with its generation capabilities and related contracts to provide electric energy. Integrys Energy Services focuses on effective economic dispatch and risk management strategies in order to enhance the returns of its generation facilities.

As part of the asset management strategy of Integrys Energy Group, Integrys Energy Services continues to explore opportunities regarding the future of its electric generation facilities.  Opportunities include, but are not limited to purchase, sales or development of certain facilities, joint ventures and long-term contracts.  Opportunities change and develop with the dynamics of the markets in which Integrys Energy Services operates.

For a complete listing of generation facilities of Integrys Energy Services, see Item 2 - Properties in this Annual Report on Form 10-K.

Fuel Supply

Integrys Energy Services' fuel inventory policy varies for each generation facility depending on the type of fuel used and available natural gas storage facilities.  In 2007, Integrys Energy Services' merchant coal-fired generation facilities consisted of its Westwood and Stoneman facilities.  Actual fuel needs in 2008 will depend on market conditions and operational capability of these facilities.

Integrys Energy Services' Westwood facility burns waste coal left behind by mining operations and has several year's supply on site.  All fuel is located within a seven-mile radius of the plant.

The Stoneman facility currently has all of its anticipated 2008 coal needs on site.

Integrys Energy Services currently has adequate transport and supply arrangements in place for its natural gas facilities (Beaver Falls, Syracuse, and Combined Locks) for their projected needs to fulfill firm commitments in 2008.

Licenses

Integrys Energy Services is a FERC licensed power marketer with import/export authorization through the DOE.  Integrys Energy Services on its own, or through certain of its subsidiaries, is registered to sell retail electric service in Connecticut, Delaware, District of Columbia, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas and Virginia in the United States and the provinces of Ontario and in Alberta in Canada.

Integrys Energy Services, on its own, or through certain of its subsidiaries, is registered to sell natural gas in the states of Illinois, Iowa, Michigan, Ohio, Pennsylvania, New York and Alberta, Canada.  Integrys Energy Services also sells natural gas in Wisconsin where no license is required.  Integrys Energy Services' subsidiary, Integrys Energy Services of Canada Corp., is registered to do business in the Canadian provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec, and Saskatchewan.

Integrys Energy Services, or certain of its subsidiaries, are also members of the following regional transmission operators and North American Electric Reliability Council reliability regions:

•	Alberta Electric System Operator;
•	Independent Electricity System Operator (located in Ontario);
•	Electric Reliability Council of Texas;
•	ISO New England;
•	MISO;
•	Midwest Reliability Organization;
•	New Brunswick System Operator;
•	New York Independent System Operator;
•	Northeast Power Coordinating Council;
•	Northern Maine Independent System Administrator;

•	PJM Interconnection;
•	ReliabilityFirst Corporation;
•	SERC Reliability Corporation;
•	Texas Regional Entity; and
•	Western Systems Coordinating Council

All the FERC hydroelectric facility licenses held by Integrys Energy Services' subsidiaries are current.  The 33-megawatt hydroelectric facility owned in New Brunswick, Canada, is not subject to licensing.

Other Matters

Customer Segmentation

Although Integrys Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from industries related to:

•	Paper and allied products;
•	Food and kindred products;
•	Chemicals and paint; and
•	Steel and foundries.

Although Integrys Energy Services' concentration of sales in any single market sector has been generally decreasing as it continues its expansion into markets in the western portion of the United States, with the PEC merger there has been a significant concentration of sales in the Illinois market.

Seasonality

Integrys Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others.  Sales of natural gas generally peak in the winter months, while sales of electric energy generally peak in the summer months.   Generally in the summer months, the demand for electric energy is high, which increases the price at which energy can be sold.  In periods of high residential fuel consumption (generally the winter months), the purchase price of oil and natural gas increases, which increases the production costs at Integrys Energy Services’ natural gas- and oil-fired generation facilities.  Integrys Energy Services' business can be volatile as a result of market conditions and the related market opportunities available to its customers.

Competition

Integrys Energy Services is a nonregulated energy marketer that competes against regulated utilities, large energy trading companies and other energy marketers.  Integrys Energy Services competes with other energy providers on the basis of price, reliability, service, financial strength, consumer convenience, performance and reputation.

Working Capital

In addition to equity infusions, long-term debt and short-term debt provided by its parent company (Integrys Energy Group), Integrys Energy Services also has access to credit lines up to $175 million from independent financial institutions, $150 million of which is guaranteed by Integrys Energy Group.  The working capital needs of Integrys Energy Services vary significantly over time due to volatility in commodity prices (including margin calls), levels of natural gas inventories, the structure of wholesale transactions, the price of natural gas, and alternative energy options available to its customers.  Integrys Energy Group provides guarantees for Integrys Energy Services' commodity transactions.  These guarantees provide the credit support needed to participate in the nonregulated energy market.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding working capital needs of nonregulated operations.

E.  ENVIRONMENTAL MATTERS

For information on environmental matters related to Integrys Energy Group and any of its subsidiaries, see Note 17, "Commitments and Contingencies."

F.  CAPITAL REQUIREMENTS

For information on capital requirements related to Integrys Energy Group, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

G.  EMPLOYEES

Integrys Energy Group and its subsidiaries had 5,231 employees at December 31, 2007, of which approximately 45% are union employees.

Local 310 of the International Union of Operating Electricians represents approximately 46% of WPSC's 2,158 employees. The current Local 310 collective bargaining agreement expires on October 17, 2009.

Approximately 59% of PGL's 1,534 employees are represented by Local 18007 of the Utility Workers Union of America. The current collective bargaining agreement with PGL union employees expires on April 30, 2008.  Negotiations are ongoing for renewal of the agreement.

Local 31 of the International Brotherhood of Electrical Workers, AFL CIO, represents approximately 19% of the 225 employees at MERC. The current collective bargaining agreement will expire on May 31, 2011.

Approximately 67% of NSG's 203 employees are represented by Local 2285 of the International Brotherhood of Electrical Workers. The current collective bargaining agreement with NSG union employees expires on June 30, 2008.  Negotiations are ongoing for renewal of the agreement.

MGUC has labor contracts with two unions; Local 12295 of the United Steelworkers of America, AFL CIO CLC, and Local 417 of the Utility Workers Union of America, AFL CIO, which represent approximately 66% of MGUC's 177 employees.  The Local 12295 of the United Steelworkers of America, AFL CIO CLC, contract will expire on January 15, 2010. The Local 417 of the Utility Workers Union of America, AFL CIO, collective bargaining agreement will expire on February 15, 2012.

Local 510 of the International Brotherhood of Electrical Workers, AFL CIO, represents approximately 77% of the 163 employees at UPPCO. The current collective bargaining agreement expires on April 18, 2009.

H.  AVAILABLE INFORMATION

Integrys Energy Group files with the SEC its:

•	Annual Report on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Proxy statement;
•	Registration statements, including prospectuses;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

Integrys Energy Group makes these reports available free of charge, on Integrys Energy Group's Internet Web site, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's

Internet address is www.integrysgroup.com.  Statements and amendments posted on Integrys Energy Group's Web site do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  Integrys Energy Group is not including the information contained on or available through their Web sites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by Integrys Energy Group at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330.  You may also view reports, proxy statements and other information regarding Integrys Energy Group (including exhibits), filed with the SEC, at its Web site at www.sec.gov.

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

We may not successfully integrate recent or future acquisitions into our operations or otherwise achieve the anticipated benefits of those acquisitions.

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

These risks apply to our 2006 acquisitions of natural gas distribution operations in Michigan and Minnesota, as well as the 2007 merger with PEC.

The integration of PEC presents significant challenges and we are incurring significant transaction, merger-related and restructuring costs that may result in a decline in the anticipated potential benefits of the merger with PEC.

Integrys Energy Group expects the merger with PEC to generate potential pre-tax cost synergy savings of $106 million on an annualized basis by the end of the fifth full year of operations following completion of the merger (excluding costs of integration).  These savings may not be realized within the time periods or amounts contemplated.

In addition to the risks noted above related to other potential or future acquisitions, the difficulties of combining the previously independent operations of Integrys Energy Group and PEC include, but are not limited to, the following:

•	combining the best practices of two companies, including utility operations, non-regulated energy marketing operations and staff functions;
•	the necessity of coordinating geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	reducing the costs associated with each company's operations; and
•	preserving important relationships of both companies and resolving potential conflicts that may arise.

The process of combining operations could cause an interruption of, or loss of momentum in, the activities of one or more of the businesses of Integrys Energy Group and the possible loss of key personnel.  The diversion of management's attention and any delays or difficulties encountered in connection with the integration of the two companies' operations could have an adverse effect on the business, results of operations, financial condition, or prospects of Integrys Energy Group,

Integrys Energy Group is incurring and expects in the future to continue to incur integration and restructuring costs associated with combining its operations with PEC, as well as transaction fees and other costs related to the merger.  The estimated total pre-tax cost of achieving anticipated merger synergies and cost savings is approximately $155 million (excluding internal labor costs), most of which will be incurred through 2010. Although Integrys Energy Group expects the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, to offset incremental transaction, merger-related and restructuring costs over time, net benefits may not be achieved in the near term.

Integrys Energy Group has recorded goodwill that could become impaired and adversely affect the company's operating results.

The merger with PEC and the acquisition of natural gas distribution operations in Minnesota and Michigan are accounted for as purchases by Integrys Energy Group in accordance with generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities acquired have been recorded at their respective fair values at the date of acquisition and added to those of Integrys Energy Group.  The reported financial condition and results of operations of Integrys Energy Group reflect PEC balances and results after completion of the merger, but such financial statements have not been and will not be restated retroactively to reflect the historical financial position or results of operations of PEC for periods prior to the merger.  The earnings of Integrys Energy Group also reflect purchase accounting adjustments.
Under the purchase method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets based on their estimated fair market values as of the date the merger was completed.  The excess cost of the acquisition over those estimated fair market values is recorded as goodwill.  As a result of the application of purchase accounting, these transactions resulted in a significant amount of goodwill.  To the extent the value of goodwill or intangibles becomes impaired, Integrys Energy Group may be required to incur material charges relating to such impairment.  Such a potential impairment charge could have a material impact on the operating results of Integrys Energy Group.

We are subject to changes in government regulation, which may have a negative impact on our business, financial position, and results of operations.

The rates our regulated utilities are allowed to charge for their retail and wholesale services are some of the most important items influencing our business, financial position, results of operations, and liquidity.

We are subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influences our operating environment and may affect our ability to recover costs from utility customers.  In particular, the PSCW, ICC, MPSC, MPUC, FERC, SEC, EPA, Minnesota Office of Pipeline Safety, WDNR, and the Illinois Environmental Protection Agency regulate many aspects of our utility operations, including siting and construction of facilities, conditions of service, the issuance of securities and the rates that we can charge customers.  We are required to have numerous permits, approvals and certificates from these agencies to operate our business.

We are unable to predict the impact on our businesses and operating results from the future regulatory activities of any of these agencies.  However, changes in regulations or the imposition of additional regulations may require us to incur additional expenses or change business operations, which may have an adverse impact on our results of operations.  In addition, federal regulatory reforms may produce unexpected changes and costs in the public utility industry.

A reduction in our credit ratings could materially and adversely affect our business, financial position, results of operations, and liquidity.

We cannot be sure that any of our credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant.  Any downgrade could:

•	Increase our borrowing costs;
•	Require us to pay a higher interest rate in future financings and possibly reduce the potential pool of creditors;
•	Increase our borrowing costs under certain of our existing credit facilities;
•	Limit our access to the commercial paper market;
•	Limit the availability of adequate credit support for Integrys Energy Services' operations; and
•	Require provision of additional credit assurance to contract counterparties.

We may not complete construction projects within estimated project costs.

Subsidiaries of Intergrys Energy Group undertake very large and complex construction projects, subject to numerous unpredictable events that could affect our ability to timely complete construction within estimated costs.  We may not be able to meet these construction estimates due to, among other things:

•	Fluctuating or unanticipated construction costs;
•	Supply delays;
•	Legal claims; and
•	Environmental regulation.

Our operations are subject to risks beyond our control, including but not limited to weather, terrorist attacks or related acts of war.

Our revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

•	Weather conditions, seasonality, and temperature extremes;
•	Fluctuations in economic activity and growth in our regulated service areas, as well as areas in which our nonregulated subsidiaries operate; and
•	The amount of additional energy available from current or new competitors.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact our results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of power and fuel markets.  In addition, our natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed our estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  Integrys Energy Group cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating clean-up and compliance costs and the possibility that changes will be made to the current environmental laws and regulations.

On March 15, 2005, the EPA adopted the Clean Air Mercury Rule, which is intended to reduce mercury emissions from coal-fired generation plants.  On February 8, 2007, a court decision vacated the federal rule.  As a result, future impacts on Integrys Energy Group or its subsidiaries resulting from future federal or state regulation regarding mercury emissions is uncertain.  The EPA has also issued the Clean Air Interstate Rule requiring reductions of sulfur dioxide and nitrogen oxide emissions.  In addition, the possibility exists of future initiatives to address concerns about global climate change (such as the potential regulation of greenhouse gases emitted from generation facilities).  Integrys Energy Group cannot be certain how these rules will affect it.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against us.  Such actions could seek penalties, injunctive relief and costs of litigation.

Fluctuating commodity prices may reduce regulated and nonregulated energy margins.

Our regulated energy margins are directly affected by commodity costs related to coal, natural gas, and other fuels used in the electric generation process.  The commodity price of market purchases of electricity and natural gas may also directly affect margins in our regulated electric and natural gas segments.

Higher commodity prices increase energy prices and may impact customer demand for energy in the nonregulated market and increase counterparty risk.  This may stress margins at our nonregulated subsidiaries.

Integrys Energy Services may experience increased expenses, including interest costs and uncollectibles, higher working capital requirements, and possibly some reduction in volumes sold as a result of any increase in the cost of fuel or purchased power.  If market prices for electric energy decline below the cost of production at our nonregulated facilities, these units may be temporarily shut down.

Actual results could differ from estimates used to prepare our financial statements.

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex and actual results could differ from those estimates.  For more information about these estimates and assumptions, see Item 7 ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies'' in this Annual Report on Form 10-K.

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

For additional information concerning derivatives and commodity-based trading contracts, see Note 3, "Risk Management Activities."

We may not utilize Section 29/45K synthetic fuel production tax credits.

We have significantly reduced our consolidated federal income tax liability for the past several years through tax credits available to us under Section 29/45K of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal.  We have not fully utilized Section 29/45K tax credits previously available to us.  Our ability to fully utilize the Section 29/45K tax credits available to us as carryovers in connection with our interest in the production facility will depend on whether the amount of our future federal taxable income and related income tax liability is sufficient to permit the use of such credits.  Tax regulations providing for the creation of Section 29/45K tax credits expired at the end of 2007.

Any future disallowance of some or all of those tax credits as a result of legislative changes or examination of an open year by the IRS could materially affect our tax obligations.  At this time, we cannot predict the potential for or the outcome of any IRS review.

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

Provisions of our articles of incorporation and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving our company that is not approved by our board of directors, even if the shareholders believe that such events may be beneficial to their interests.  In addition, the Wisconsin Business Corporation Law contains provisions that may have the effect of delaying or making more difficult attempts by others to obtain control of our company without the approval of our board of directors.

ITEM 1B.                                 UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A.  REGULATED

Electric Facilities

The following table summarizes information on the electric generation facilities of Integrys Energy Group, including owned or jointly-owned facilities as of December 31, 2007:
Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Pulliam (4 units)	Green Bay, WI	Coal	325.0	(c)
	Weston (3 units)	Wausau, WI	Coal	473.0	(d)
	Columbia Units 1 and 2	Portage, WI	Coal	351.9	(b)
	Edgewater Unit 4	Sheboygan, WI	Coal	101.6	(b)
Total Steam				1,251.5

Hydroelectric	Alexander	Lincoln County, WI	Hydro	2.2
	Caldron Falls	Marinette County, WI	Hydro	6.7
	Castle Rock	Adams County, WI	Hydro	9.0	(b)
	Grand Rapids	Menominee County, WI	Hydro	4.0
	Grandfather Falls	Lincoln County, WI	Hydro	17.3
	Hat Rapids	Oneida County, WI	Hydro	0.7
	High Falls	Marinette County, WI	Hydro	1.6
	Jersey	Lincoln County, WI	Hydro	0.3
	Johnson Falls	Marinette County, WI	Hydro	1.0
	Merrill	Lincoln County, WI	Hydro	1.0
	Otter Rapids	Vilas County, WI	Hydro	0.3
	Peshtigo	Marinette County, WI	Hydro	0.3
	Petenwell	Adams County, WI	Hydro	10.6	(b)
	Potato Rapids	Marinette County, WI	Hydro	0.4
	Sandstone Rapids	Marinette County, WI	Hydro	1.1
	Tomahawk	Lincoln County, WI	Hydro	2.4
	Wausau	Marathon County, WI	Hydro	3.0
	Victoria (2 units)	Ontonagon County, MI	Hydro	10.6
	Hoist (3 units)	Marquette County, MI	Hydro	1.4
	McClure (2 units)	Marquette County, MI	Hydro	3.8
	Prickett (2 units)	Houghton County, MI	Hydro	0.4
	Autrain (2 units)	Alger County, MI	Hydro	0.5
	Cataract	Marquette County, MI	Hydro	0.3
	Escanaba #1	Delta County, MI	Hydro	1.0
	Escanaba #3	Delta County, MI	Hydro	1.3
	Boney Falls	Delta County, MI	Hydro	1.4
Total Hydroelectric				82.6

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	161.4
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Juneau #31	Adams County, WI	Distillate Fuel Oil	6.7	(b)
	West Marinette #31	Marinette, WI	Natural Gas	35.4
	West Marinette #32	Marinette, WI	Natural Gas	35.5
	West Marinette #33	Marinette, WI	Natural Gas	52.4	(b)
	Weston #31	Marathon County, WI	Natural Gas	16.7
	Weston #32	Marathon County, WI	Natural Gas	46.8
	Pulliam #31	Green Bay, WI	Natural Gas	80.4
	Portage	Houghton, MI	Oil	19.1
	Gladstone	Gladstone, MI	Oil	19.1
Total Combustion Turbine and Diesel				481.2

Wind	Lincoln	Kewaunee County, WI	Wind	1.0
	Glenmore (2 units)	Brown County, WI	Wind	-
Total Wind				1.0

Total System				1,816.3

(a)
Based on capacity ratings for July 2008.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

(b)
These facilities are jointly owned by WPSC and various other utilities.  Wisconsin Power and Light Company operates the Columbia and Edgewater units and WPSC holds a 31.8% ownership interest in these facilities.  WRPC owns and operates the Castle Rock, Petenwell and Juneau units, and WPSC holds a 50% ownership interest in WRPC.  WPSC operates the West Marinette 33 unit and holds a 68% ownership interest in the facility; Marshfield Electric and Water Department has a joint ownership in the rest.  The capacity indicated for each of these units is WPSC’s portion of total plant capacity based on its percent of ownership.

(c)	Pulliam Units 3 and 4 were retired on December 31, 2007, and capacity ratings for these facilities are not included in the table above.
(d)
Weston 4 is scheduled to be placed in service in the first quarter of 2008 and, therefore, is not included in the table above.  WPSC’s 70% ownership in the facility will increase system rated capacity by 359.8 megawatts for a total system rated capacity of 2,176.1 megawatts.

As of December 31, 2007, Integrys Energy Group’s electric utilities owned 183 distribution substations and 24,744 miles of electric distribution lines.

Natural Gas Facilities

Integrys Energy Group’s natural gas properties include approximately 21,490 miles of natural gas distribution mains, 774 miles of natural gas transmission mains, and 279 natural gas distribution and transmission gate stations.  Integrys Energy Group’s natural gas utilities also own a 3.6 billion cubic foot natural gas storage field located in Michigan and operate a 36.5 billion cubic foot underground natural gas storage reservoir and a liquefied natural gas plant located in Illinois.

Integrys Energy Group’s utility plant at WPSC, UPPCO, PGL, and NSG is subject to a first mortgage lien.

B.  INTEGRYS ENERGY SERVICES

The following table summarizes information on the electric generation facilities owned by Integrys Energy Services as of December 31, 2007:

Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Caribou	Caribou, ME	Oil	21.7
	Stoneman	Cassville, WI	Coal	44.5
	Westwood	Tremont, PA	Culm	30.0
Total Steam				96.2

Combined Cycle	Syracuse	Syracuse, NY	Gas/Oil	85.0
	Beaver Falls	Beaver Falls, NY	Gas/Oil	78.9
	Combined Locks	Combined Locks, WI	Gas	46.8	(b)
Total Combined Cycle				210.7

Hydroelectric	Tinker	New Brunswick, Canada	Hydro	34.5
	Squa Pan	Ashland, ME	Hydro	1.4
	Caribou	Caribou, ME	Hydro	0.9
Total Hydroelectric				36.8

Combustion Turbine	Caribou	Caribou, ME	Diesel	7.0
and Diesel	Tinker	New Brunswick, Canada	Diesel	1.0
	Flo's Inn	Presque Isle, ME	Diesel	4.2
	Loring	Limestone, ME	Diesel	5.2
Total Combustion Turbine and Diesel				17.4

Reciprocating Engine	Winnebago	Rockford, IL	Methane	6.1	(c)

Total System				367.2

(a)	Based on summer rated capacity.
(b)	Combined Locks also has an additional five megawatts of capacity available at this facility through the lease of an additional steam turbine.
(c)	Winnebago was placed into service on December 21, 2007.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 17, "Commitments and Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of Integrys Energy Group during the fourth quarter of 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF INTEGRYS ENERGY GROUP AS OF JANUARY 1, 2008

Name and Age		Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	62	President and Chief Executive Officer	02-21-07
		Chairman, President and Chief Executive Officer	02-12-98

Thomas P. Meinz	61	Executive Vice President - External Affairs	02-21-07
		Executive Vice President - Public Affairs	09-12-04
		Senior Vice President - Public Affairs	12-24-00

Phillip M. Mikulsky	59	Executive Vice President and Chief Development Officer	02-21-07
		Executive Vice President - Development	09-12-04
		Senior Vice President - Development	02-12-98

Joseph P. O'Leary	53	Senior Vice President and Chief Financial Officer	06-04-01

Bernard J. Treml	58	Senior Vice President and Chief Human Resources Officer	02-21-07
		Senior Vice President - Human Resources	12-19-04
		Vice President - Human Resources	02-12-98

Diane L. Ford	54	Vice President and Corporate Controller	02-21-07
		Vice President - Controller and Chief Accounting Officer	07-11-99

Bradley A. Johnson	53	Vice President and Treasurer	07-18-04
		Treasurer	06-23-02

Barth J. Wolf	50	Vice President - Chief Legal Officer and Secretary	07-31-07
		Vice President - Legal Services and Chief Compliance Officer of Integrys Business Support, LLC	02-21-07
		Secretary and Manager - Legal Services	09-19-99

NOTE:
All ages are as of December 31, 2007.  None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

PART II

ITEM 5.	MARKET FOR INTEGRYS ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group, Inc. Common Stock Two-Year Comparison

Share Data	Dividends Per Share	Price Range
		High	Low
2007
1st Quarter	$ .583	$58.04	$52.72
2nd Quarter	.660	60.63	50.11
3rd Quarter	.660	55.25	48.10
4th Quarter	.660	54.10	50.02
Total	$2.563

2006
1st Quarter	$ .565	$57.75	$49.02
2nd Quarter	.565	51.60	47.39
3rd Quarter	.575	52.88	47.67
4th Quarter	.575	54.83	49.18
Total	$2.280

Integrys Energy Group common stock is traded on the New York Stock Exchange under the ticker symbol "TEG."  The transfer agent and registrar for Integrys Energy Group's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY  10038.

As of February 21, 2008, there were 35,100 common stock shareholders of record.

Dividend Restrictions

For information on dividend restrictions related to Integrys Energy Group and any of its subsidiaries, see Note 21, "Common Equity."

See Item 11 - Executive Compensation of this Annual Report on Form 10-K for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

INTEGRYS ENERGY GROUP, INC.
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL AND OTHER STATISTICS (2003 TO 2007)

As of or for Year Ended December 31
(Millions, except per share amounts, stock price, return on average equity
and number of shareholders and employees)	2007 (1)	2006 (2)	2005	2004	2003

Total revenues	$10,292.4	$6,890.7	$6,825.5	$4,876.1	$4,309.8

Income from continuing operations	181.1	151.6	150.6	156.6	110.7

Income available for common shareholders	251.3	155.8	157.4	139.7	94.7

Total assets	11,234.4	6,861.7	5,462.5	4,376.8	4,292.3

Preferred stock of subsidiaries	51.1	51.1	51.1	51.1	51.1

Long-term debt (excluding current portion)	2,265.1	1,287.2	867.1	865.7	871.9

Shares of common stock (less treasury stock
and shares in deferred compensation trust)
Outstanding	76.0	43.1	39.8	37.3	36.6
Average	71.6	42.3	38.3	37.4	33.0

Earnings per common share (basic)
Income from continuing operations	$2.49	$3.51	$3.85	$4.10	$3.26
Earnings per common share	$3.51	$3.68	$4.11	$3.74	$2.87
Earnings per common share (diluted)
Income from continuing operations	2.48	3.50	3.81	4.08	3.24
Earnings per common share	3.50	3.67	4.07	3.72	2.85
Dividend per share of common stock	2.56	2.28	2.24	2.20	2.16

Stock price at year-end	$51.69	$54.03	$55.31	$49.96	$46.23
Book value per share	$42.58	$35.61	$32.76	$29.30	$27.40
Return on average equity	8.5%	10.6%	13.6%	13.5%	11.5%
Number of common stock shareholders	35,212	19,837	20,701	21,358	22,172
Number of employees	5,231	3,326	2,945	3,048	3,080

(1)Includes the impact of the PEC merger on February 21, 2007.
(2)Includes the impact of the acquisition of natural gas distribution operations from Aquila by MGUC on April 1, 2006 and MERC on July 1, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Integrys Energy Group is a diversified holding company with regulated utility operations operating through six wholly owned subsidiaries, WPSC, PGL, NSG, UPPCO, MGUC, and MERC; nonregulated energy operations through its wholly owned nonregulated subsidiary, Integrys Energy Services; and also a 34.5% equity ownership interest in ATC (an electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois).

Strategic Overview

Integrys Energy Group's goal is the creation of long-term value for shareholders and customers through growth in its regulated and nonregulated portfolio (while placing an emphasis on regulated growth).  In order to create value, Integrys Energy Group is focused on:

Maintaining and Growing a Strong Regulated Utility Base– A strong regulated utility base is necessary to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success.  Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•	The February 2007 merger with PEC, which added the regulated natural gas distribution operations of PGL and NSG to the regulated utility base of Integrys Energy Group.

•
Our investment in ATC was at 34.5% at December 31, 2007.  ATC owned approximately $2.2 billion in net transmission and general plant assets at December 31, 2007 and anticipates additional capital investment of approximately $865 million over the next 3 years.

•
Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, which is scheduled to be placed in service in the first quarter of 2008.  This power plant is jointly-owned with DPC.  WPSC holds a 70% ownership interest in the Weston 4 power plant, with DPC owning the remaining 30% interest in the facility.

•
The proposed acceleration of investment in the natural gas distribution system at PGL. The replacement of cast iron mains and investment in underground natural gas storage facilities is expected to total approximately $100 million through 2010.

•	Investment of approximately $75 million in lateral infrastructure related to the connection of the WPSC distribution system to the Guardian II natural gas pipeline to Green Bay.

•	WPSC's negotiations to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.

•
WPSC's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	For more detailed information on Integrys Energy Group's capital expenditure program see "Liquidity and Capital Resources, Capital Requirements," below.

Strategically Growing Nonregulated Business– Integrys Energy Services is focused on growth in the competitive energy services and supply business through growing its customer base. Integrys Energy Group expects its nonregulated operations to provide between 20% and 30% of Integrys Energy Group's earnings, on average, in the future.  Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow its nonregulated business:

•
The merger with PEC combined the nonregulated energy marketing businesses of both companies.  The combination provided Integrys Energy Services with a strong market position in the Illinois retail electric market and expanded its originated wholesale natural gas business, creating a stronger, more competitive, and better balanced growth platform for the nonregulated business.

•	The 2007 opening of nonregulated operations in Denver, Colorado, has allowed Integrys Energy Services to expand its operations into the Western Systems Coordinating Council markets.

•
The 2007 completion of a 6.5 megawatt landfill gas project, the Winnebago Energy Center Development in Rockford, Illinois, which consists of gas cleanup equipment and engines to collect and burn landfill gas at the site to generate electricity.

•	The on-going development of renewable energy products, such as land fill gas and solar projects.

Integrating Resources to Provide Operational Excellence– Integrys Energy Group is committed to integrating resources of its regulated businesses and also its nonregulated businesses, while meeting any and all applicable regulatory and legal requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and assist in lowering costs for certain activities.  Integrys Energy Group believes the following recent developments have helped, or will help, integrate resources and provide operational excellence:

•
The PEC merger is helping to align the best practices and expertise of both companies, which will continue to result in efficiencies by eliminating redundant and overlapping functions and systems.  Integrys Energy Group expects the merger to generate annual pre-tax synergy savings of approximately $106 million for the combined company by the end of the fifth full year of operations following completion of the merger.  One-time costs to achieve the synergies are expected to be approximately $155 million.

•
Integrys Business Support, LLC, a wholly owned service company, was formed to achieve a significant portion of the cost synergies anticipated from the merger with PEC through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Competitive Excellence" and project management initiatives are being implemented at Integrys Energy Group and its subsidiaries to improve processes, reduce costs, and manage projects within budget and timeline constraints to provide more value to customers.

Placing Strong Emphasis on Asset and Risk Management– Our asset management strategy calls for the continuous assessment of our existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement our existing business and strategy, thereby providing the most efficient use of and best return on our resources while maintaining an acceptable risk profile.  This strategy calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  We maintain a portfolio approach to risk and earnings.  Integrys Energy Group believes the following recent developments have helped, or will help, manage assets and risk:

•
The combination of Integrys Energy Group and PEC created a larger, stronger, and more competitive regional energy company.  This merger, along with the 2006 acquisition of the Michigan and Minnesota natural gas distribution operations, diversified the company's regulatory and geographic risk due to the expansion of utility operations to multiple jurisdictions.

•
The September 2007 sale of PEP, Integrys Energy Group's oil and natural gas production subsidiary acquired in the merger with PEC.  The divesture of the oil and natural gas production business reduced Integrys Energy Group's business risk profile and provided funds to reduce debt.

•
The January 2007 sale of WPS Niagara Generation, LLC for approximately $31 million.  WPS Niagara Generation, LLC owned a 50-megawatt generation facility located in the Niagara Mohawk Frontier region in Niagara Falls, New York.

Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Oversight of the risk profile related to these financial instruments is monitored daily in each business unit consistent with the company's financial risk management policy.  Corporate oversight is provided through the Corporate Risk Management group which reports through the Chief Financial Officer.

RESULTS OF OPERATIONS

	Year Ended December 31,
(Millions except per share amounts)	2007	2006	2005	Change in 2007 over 2006	Change in 2006 over 2005
Electric utility operations	$87.4	$85.5	$64.2	2.2%	33.2%
Natural gas utility operations	28.7	(2.3)	13.2	-	-
Nonregulated energy operations	98.0	72.3	74.1	35.5%	(2.4)%
Holding company and other operations	(18.8)	0.3	5.9	-	(94.9)%
Oil and natural gas operations	56.0	-	-	-	-
Income available for common shareholders	$251.3	$155.8	$157.4	61.3%	(1.0)%

Average basic shares of common stock	71.6	42.3	38.3	69.3%	10.4%
Average diluted shares of common stock	71.8	42.4	38.7	69.3%	9.6%

Basic earnings per share	$3.51	$3.68	$4.11	(4.6)%	(10.5)%
Diluted earnings per share	$3.50	$3.67	$4.07	(4.6)%	(9.8)%

2007 income available for common shareholders increased $95.5 million and 2007 diluted earnings per share decreased $0.17, both compared to 2006.  2006 income available for common shareholders decreased $1.6 million and 2006 diluted earnings per share decreased $0.40, both compared to 2005.  Significant factors impacting the change in earnings and diluted earnings per share were as follows (and are discussed in more detail thereafter):

Electric Utility Operations:
Earnings increased $1.9 million in 2007 over 2006, resulting primarily from the following:

●	Retail electric rate increases at both WPSC and UPPCO had a positive year-over-year impact on operating income.

●
Favorable weather conditions at WPSC contributed an approximate $6.0 million ($3.6 million after-tax) year-over-year increase in operating income; however, this increase was partially offset by a decrease in weather normalized residential and commercial and industrial customer usage.

●
Fuel and purchased power costs were higher than what was recovered in rates during the year ended December 31, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006, driving a $14.4 million ($8.6 million after-tax) negative variance in operating income.

●	Maintenance expense related to WPSC's power plants was higher in 2007 compared to 2006, driven by an increase in unplanned outages in 2007 as well as the extension of some 2007 planned outages.

Earnings increased $21.3 million from 2005 to 2006, primarily due to the following:

●
Fuel and purchased power costs that were less than what was recovered in rates during the year ended December 31, 2006, compared with fuel and purchased power costs that were more than what was recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact 2005 hurricanes had on natural gas prices), contributed an estimated $14 million after-tax, year-over-year increase in earnings.

●
A PSCW ruling, which disallowed recovery of costs that were deferred related to the 2004 Kewaunee nuclear plant outage as well as a portion of the loss on the Kewaunee sale, resulted in the write-off of $13.7 million of regulatory assets in 2005, which resulted in an after-tax reduction in earnings in 2005 of approximately $8 million (positive variance compared with 2006 earnings).

●	Retail electric rate increases at both WPSC and UPPCO also had a positive year-over-year impact on earnings.

●	Unfavorable weather conditions in 2006, compared with 2005, had an estimated $9 million year-over-year negative after-tax impact on electric utility earnings.

Natural Gas Utility Operations:
Financial results improved $31.0 million in 2007 over 2006, primarily due to the following:

●
Financial results for MGUC and MERC increased $18.1 million, from a combined net loss of $11.3 million in 2006, to earnings of $6.8 million in 2007.  The positive change in earnings at MGUC and MERC was driven by the fact that these natural gas utilities operated during the first quarter heating season in 2007, but were not acquired by Integrys Energy Group until after the first quarter 2006 heating season.  In addition, MGUC and MERC incurred a combined $11.8 million ($7.1 million after-tax) of transition costs in 2006 for the start-up of outsourcing activities and other legal and consulting fees.  In 2007, MGUC and MERC were allocated $1.7 million ($1.0 million after-tax) of external costs to achieve merger synergies related to the PEC merger.

●
Regulated natural gas utility earnings at WPSC increased $13.5 million, from earnings of $9.6 million in 2006, to earnings of $23.1 million in 2007.  Higher earnings were driven by increased volumes due to colder weather conditions during the heating season.  A natural gas rate increase effective January 12, 2007 also contributed to the increase.

●
The PEC natural gas utilities (PGL and NSG), which were acquired effective February 21, 2007, recognized a combined net loss of approximately $1 million, primarily related to the seasonal nature of natural gas utilities, which derive earnings during the heating season (first and fourth quarters).  Because of the late February acquisition date, results for the majority of the two coldest months of the year were not included in natural gas utility earnings in 2007.  The 2007 net income for PGL was less than the level we would normally expect, primarily due to increased costs of providing service.  It is important to note, however, that we received a rate increase at PGL in February 2008, which will help offset rising costs.  Please see Note 23, "Regulatory Environment," for more information on the rate increase.

Earnings decreased $15.5 million from 2005 to 2006, primarily due to the following:

●
MGUC and MERC (acquired on April 1 and July 1, 2006, respectively) had a combined net loss of approximately $11 million.  Included in the net loss incurred by MGUC and MERC, was $7.1 million of after-tax external transition costs incurred by these regulated natural gas utilities.  The net loss recognized at MGUC and MERC in excess of transition costs incurred can be attributed to not owning these operations during the January through March 2006 heating season and warmer than normal weather conditions during the last few months of 2006. From the acquisition dates through December 31, 2006, actual heating degree days were 13.9% and 7.3% below normal for MGUC and MERC, respectively.

●	Earnings at WPSC's natural gas utility also decreased approximately $4 million, driven by unfavorable weather conditions and customer conservation efforts.

Nonregulated Energy Operations:
Earnings increased $25.7 million in 2007 over 2006, primarily due to the following:

●	Operating income at Integrys Energy Services increased $40.2 million ($24.1 million after-tax).

●	After-tax income from discontinued operations at Integrys Energy Services increased $7.5 million, driven by the sale of Niagara Generation, LLC in the first quarter of 2007.

●
Miscellaneous expense at Integrys Energy Services decreased $11.1 million ($6.7 million after-tax), driven by a decrease in pre-tax losses recognized for the period related to Integrys Energy Services' investment in a synthetic fuel facility.

●
Minority interest income decreased $3.7 million ($2.2 million after-tax) as Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, did not share in losses from this facility in 2007.

●	Section 29/45K federal tax credits recognized from Integrys Energy Services' investment in a synthetic fuel facility decreased $15.9 million, from $29.5 million in 2006, to $13.6 million in 2007.

Earnings decreased $1.8 million from 2005 to 2006, primarily due to the following:

●	An $11.0 million ($6.6 million after-tax) increase in interest expense due to higher working capital requirements, primarily related to growth in Integrys Energy Services' natural gas operations.

●
A $10.6 million ($6.4 million after-tax) increase in miscellaneous expenses, primarily related to increased tons procured from Integrys Energy Services' investment in a synthetic fuel facility and the fact that Integrys Energy Services received no royalty payments from this investment in 2006.

●	A $4.2 million after-tax decrease in income from discontinued operations.

●
The items negatively impacting earnings (discussed above) were partially offset by a $14.4 million ($8.6 million after-tax) increase in margin (including an $11.1 million pre-tax decrease in gains on derivative instruments used to protect the value of Section 29/45K tax credits).

●
A $6.7 million ($4.0 million after-tax) decrease in operating expenses, primarily related to the recognition of a $9.0 million pre-tax gain on the sale of WPS ESI Gas Storage, LLC in the second quarter of 2006.

●	A $3.4 million increase in Section 29/45K federal tax credits recognized from Integrys Energy Services' investment in a synthetic fuel facility.

Holding Company and Other Operations:
In 2007, financial results decreased $19.1 million, from earnings of $0.3 million in 2006, to a net loss of $18.8 million in 2007.  See "Overview of Holding Company and Other Segment Operations," for more information.

In 2006, earnings decreased $5.6 million from earnings of $5.9 million in 2005, to earnings of $0.3 million in 2006.  See "Holding Company and Other Segment Operations," for more information.

Oil and Natural Gas Operations:
In connection with the PEC merger, Integrys Energy Group announced its intent to divest of PEC's oil and natural gas production operations, PEP.  PEP was sold in the third quarter of 2007.  In 2007, PEP recognized earnings of $56.0 million, including $58.5 million of earnings reported as discontinued operations.  The $2.5 million loss reported in continuing operations related primarily to intercompany expense allocations to PEP (salaries, interest expense, etc.) related to employees and debt that remained at Integrys Energy Group after the sale.  The sale of PEP resulted in a $7.6 million after-tax gain.

Earnings per share:
Diluted earnings per share was impacted by the items discussed above as well as an increase of 29.4 million shares (69.3%) in the weighted average number of outstanding shares of Integrys Energy Group's common stock from 2006 to 2007 and an increase of 3.7 million shares (9.6%) in the weighted average number of outstanding shares of Integrys Energy Group's common stock from 2005 to 2006.  Integrys Energy Group issued 31.9 million shares of common stock on February 21, 2007, in conjunction with the merger with PEC, issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, and issued 1.9 million shares of common stock through a public offering in November 2005.  Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans in 2007, 2006, and 2005.

Utility Operations

In 2007, utility operations included the regulated electric segment, consisting of the regulated electric operations of WPSC and UPPCO, and the regulated natural gas utility segment, consisting of the natural gas operations of WPSC, PGL, NSG, MGUC, and MERC.  The natural gas operations of WPSC, MGUC, and MERC were included for all of 2007, while the natural gas operations of PGL and NSG were included from February 22, 2007 through December 31, 2007.  The natural gas operations of WPSC were included for all of 2006, while the natural gas operations of MGUC and MERC were included from April 1, 2006 through December 31, 2006, and July 1, 2006 through December 31, 2006, respectively. For the year ended December 31, 2005, utility operations included the regulated electric segment, including the electric operations of WPSC and UPPCO, and the regulated natural gas utility segment, including the natural gas operations of WPSC.

Regulated Electric Segment Operations

	Year Ended December 31,
	2007	2006	2005	Change in 2007 over 2006	Change in 2006 over 2005

Revenues	$1,246.1	$1,099.4	$1,037.1	13.3%	6.0%
Fuel and purchased power costs	636.5	551.0	444.2	15.5%	24.0%
Margins	609.6	548.4	592.9	11.2%	(7.5)%

Operating and maintenance expense	321.1	265.3	355.7	21.0%	(25.4)%
Depreciation, amortization and decommissioning expense	80.1	78.5	120.4	2.0%	(34.8)%
Taxes other than income	43.2	41.6	38.5	3.8%	8.1%
Operating income	$165.2	$163.0	$78.3	1.3%	108.2%

Sales in kilowatt-hours
Residential	3,173.6	3,144.8	3,127.4	0.9%	0.6%
Commercial and industrial	8,750.9	8,645.2	8,641.8	1.2%	-%
Wholesale	4,024.9	4,093.1	3,849.2	(1.7)%	6.3%
Other	42.4	42.2	41.7	0.5%	1.2%
Total sales in kilowatt-hours	15,991.8	15,925.3	15,660.1	0.4%	1.7%

Weather – WPSC
Heating degree days	7,102	6,785	7,401	4.7%	(8.3)%
Cooling degree days	634	521	649	21.7%	(19.7)%

Revenue

2007 Compared with 2006:

Regulated electric revenue increased $146.7 million, driven by the following:

•
On January 11, 2007, the Public Service Commission of Wisconsin issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

•
In June 2006, the MPSC issued a final written order to UPPCO authorizing an annual retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006.  See Note 23, "Regulatory Environment," for more information related to the retail electric rate increases at WPSC and UPPCO.

•
On a per-unit basis, fuel and purchased power costs were approximately 17% higher during the year ended December 31, 2007, compared with the same period in 2006.  In addition, sales volumes increased 0.4%, primarily related to an increase in sales volumes to residential and commercial and industrial customers, driven by warmer weather during the cooling season and colder weather during the heating season (a portion of heating load is electric) in 2007, compared with 2006.  The increase in sales volumes related to weather was partially offset by an approximate 2% decrease in weather normalized residential and commercial and industrial customer usage, driven by customer conservation resulting from higher energy costs and weaker general economic conditions.

2006 Compared with 2005:

Regulated electric revenue increased $62.3 million, driven by the following:

•
Approved 2006 electric rate increases for WPSC and UPPCO retail electric customers and rate increases for WPSC's wholesale customers resulting from the formula rate mechanism in place for these customers.  See Note 23, "Regulatory Environment," for more information related to these rate increases.

•	Electric sales volumes increased 1.7%, primarily related to a 6.3% increase in sales volumes to wholesale customers due to higher demand and new wholesale contracts.

•	Unfavorable weather conditions during both the heating and cooling seasons for the year ended December 31, 2006, compared with 2005, partially offset the increases discussed above.

Margin

2007 Compared with 2006:

The regulated electric margin increased $61.2 million, driven by the following:

•	A $57.0 million (11.5%) increase in the electric utility margin at WPSC.

•
WPSC's margin was positively impacted by the retail electric rate increases discussed above and by higher electric sales volumes to residential and commercial and industrial customers related to weather.  Favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $6.0 million.

•
The year-over-year change in WPSC's margin was also positively impacted by a $16.2 million decrease in the 2006 margin related to the accrual of the refund to wholesale customers in 2006 of their portion of the Kewaunee nonqualified decommissioning trust fund. Pursuant to regulatory accounting, the decrease in the 2006 margin related to this refund was offset by a corresponding decrease in operating and maintenance expenses in 2006 and, therefore, did not have an impact on earnings.  No such accrual to wholesale customers occurred in 2007; however, the payment of the refund was made in 2007.

•
Partially offsetting the increase in WPSC's margin, fuel, and purchased power costs were 3.7% higher than what was recovered in rates during the year ended December 31, 2007, compared with fuel and purchased power costs that were 10.5% less than what was recovered in rates during the same period in 2006, driving a $14.4 million negative variance in WPSC's electric margin.  In 2007, fuel and purchased power prices were above what was projected in the rate case primarily due to higher than anticipated commodity costs and the market effects of unplanned plant outages.  On October 6, 2007, a lightning strike hit Weston 3.  The unit returned to full service on January 14, 2008.  The unscheduled outage did not have a significant impact on the electric utility margin as the PSCW approved deferral of unanticipated fuel and purchased power costs directly related to the outage.  The outage did, however, cause the price of purchased power from other sources to increase.  Excluding the additional purchased power which resulted from the Weston 3 outage, fuel and purchased power costs at WPSC increased 17% in 2007, compared with the same period in 2006, primarily related to the higher per-unit cost of fuel and purchased power required from the market to serve WPSC's customers.

•	UPPCO's margin increased approximately $4 million, primarily due to its retail electric rate increase, effective June 2006, and higher retail sales volumes.

2006 Compared with 2005:

The regulated electric margin decreased $44.5 million, driven by the following:

•
A $48.7 million decrease in WPSC's electric margin, primarily related to the sale of the Kewaunee nuclear generation plant to Dominion Energy Kewaunee on July 5, 2005, and the related power purchase agreement.  Excluding the $54.2 million increase in fixed payments made to Dominion Energy Kewaunee during the year ended December 31, 2006, WPSC's electric utility margin increased $5.5 million.

	•	The retail and wholesale electric rate increases discussed above had a favorable impact on WPSC's regulated electric margin.

•
WPSC's fuel and purchased power costs were less than were recovered in rates during the year ended December 31, 2006, compared with fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact 2005 hurricanes had on natural gas prices), which had an estimated $23 million positive year-over-year impact on margin.

	•	WPSC's margin was also positively impacted by higher wholesale electric sales volumes, driven by higher demand from existing customers and new wholesale customer contracts.

•
The increase in WPSC's margin was partially offset by a $70.8 million decrease in 2006 margin related to the refund to retail customers and the accrual for the refund to wholesale customers of a portion of the Kewaunee nonqualified decommissioning trust fund.

	•	Also, unfavorable weather conditions during the 2006 heating and cooling seasons negatively impacted margin by an estimated $14 million

•	UPPCO's margin increased approximately $4 million primarily due to its first retail electric base rate increase since 2002.

Operating Income

2007 Compared with 2006:

Operating income increased $2.2 million, driven by the $61.2 million increase in regulated electric margin discussed above, partially offset by a $54.3 million (23.7%) increase in operating and maintenance expenses at WPSC and a combined $3.2 million increase in depreciation and taxes other than income taxes at the regulated electric utility.

•	The change in operating and maintenance expense at WPSC was primarily related to the following:

•
Regulated electric maintenance expenses increased $15.3 million, driven by longer than anticipated planned outages and a higher number of unplanned outages year-over-year (which included major overhauls planned at the Weston 2 and Weston 3 generation stations and the De Pere Energy Center, planned major turbine and generator work performed at the Pulliam electric generation station, and several unplanned outages at the Weston 3 generation station).

	•	Regulated electric transmission expenses increased $14.2 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

	•	The regulated electric segment of WPSC was allocated external costs to achieve merger synergies of $11.4 million for the year ended December 31, 2007.

•
Amortization in 2006 of the regulatory liability recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to wholesale electric ratepayers contributed $16.2 million to the increase in WPSC's operating and maintenance expense.  Pursuant to regulatory accounting, the 2006 increase in operating and maintenance expense related to this refund was offset by a corresponding increase in 2006 margin and, therefore, did not have an impact on earnings.

	•	Lower pension, post-retirement, and other employee benefit costs partially offset the increase in regulated electric operating and maintenance expense at WPSC.

•	An increase in depreciation expense related to continued capital investment at the electric utility, while the increase in taxes other than income reflected an increase in sales year-over-year.

2006 Compared with 2005:

Operating income increased $85.1 million, driven by a $90.8 million decrease in operating and maintenance expense, and a $41.9 million decrease in depreciation and amortization expense, partially offset by the $44.5 million decrease in the regulated electric margin.

•	The change in operating and maintenance expense was primarily related to the following:

•
Partial amortization of the regulatory liability recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to retail and wholesale electric ratepayers contributed $70.8 million to the decrease in operating expenses in 2006, compared with 2005.  Pursuant to regulatory accounting, the decrease in operating expense related to this refund was offset by a corresponding decrease in margin.

•
Operating and maintenance expense related to the Kewaunee nuclear plant decreased approximately $17 million, driven by the sale of this facility in July 2005.  The decrease in operating and maintenance expense related to Kewaunee did not have a significant impact on income available for common shareholders as WPSC is still purchasing the same amount of power from this facility as it obtained from it when WPSC owned a 59% interest in the plant.  The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
As a result of the PSCW's disallowance of certain costs, WPSC incurred a $6.1 million charge in 2005 related to one-half the loss on the sale of Kewaunee, creating a corresponding year-over-year decrease in operating expenses.

•
Also, as disallowed by the PSCW, WPSC wrote-off $2.1 million in 2005 of previously deferred operating and maintenance expenses related to the 2004 extended outage at Kewaunee, creating a corresponding year-over-year decrease in operating expenses.

	•	Salaries and employee benefits also decreased in part due to the sale of Kewaunee in 2005.

	•	Partially offsetting the decrease in operating and maintenance expense, software amortization increased $5.4 million, driven by the late 2005 implementation of a new customer billing system.

•
Excluding Kewaunee, maintenance expenses at the electric utility segment were up $4.9 million.  Planned maintenance was required on certain combustion turbines, and maintenance expense related to electric distribution assets also increased.

	•	Electric transmission expense increased $4.1 million.

•	The change in depreciation, amortization and decommissioning expense was primarily related to the following:

•
Approximately $41 million of decommissioning expense was recorded during 2005, compared with no decommissioning expense recorded in 2006.  In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Miscellaneous Income" below).

•	A $10.2 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded.

•	An increase in depreciation expense related to continued capital investment at the electric utility partially offset the overall decrease in depreciation and decommissioning expense.

Regulated Natural Gas Utility Segment Operations

	Year Ended December 31,
	2007	2006	2005	Change in 2007 over 2006	Change in 2006 over 2005

Revenues	$2,103.7	$676.9	$522.0	210.8%	29.7%
Purchased natural gas costs	1,453.5	493.8	397.4	194.4%	24.3%
Margins	650.2	183.1	124.6	255.1%	47.0%

Operating and maintenance expense	427.4	121.3	69.4	252.4%	74.8%
Depreciation and amortization expense	97.7	32.7	19.5	198.8%	67.7%
Taxes other than income	33.1	11.8	6.1	180.5%	93.4%
Operating income	$92.0	$17.3	$29.6	431.8%	(41.6)%

Throughput in therms
Residential	1,251.8	351.5	241.6	256.1%	45.5%
Commercial and industrial	439.2	190.6	134.7	130.4%	41.5%
Interruptible	59.4	40.1	36.1	48.1%	11.1%
Interdepartmental	47.1	27.6	70.8	70.7%	(61.0)%
Transport	1,505.6	657.5	344.0	129.0%	91.1%
Total sales in therms	3,303.1	1,267.3	827.2	160.6%	53.2%

Weather (*)
WPSC heating degree days	7,102	6,785	7,401	4.7%	(8.3)%
*
Weather information for MGUC, MERC, PGL, and NSG is not shown as the information is not comparable to the prior year since the companies were not part of Integrys Energy Group prior to April 1, 2006 (MGUC), July 1, 2006 (MERC), and February 21, 2007 (PGL and NSG).

Revenue

2007 Compared with 2006:

Regulated natural gas utility segment revenue increased $1,426.8 million, driven by the following:

•	PGL and NSG (acquired February 21, 2007) generated $1,118.5 million of natural gas utility revenue and contributed approximately 1.5 billion therms of natural gas throughput volumes in 2007.

•
MERC (which acquired natural gas distribution operations in Minnesota on July 1, 2006) generated $294.0 million of natural gas utility revenue and approximately 705 million therms of natural gas throughput volumes in 2007, compared with $123.0 million of natural gas utility revenue and approximately 348 million therms of natural gas throughput volumes in 2006.

•
MGUC (which acquired natural gas distribution operations in Michigan on April 1, 2006) generated $220.2 million of natural gas utility revenue and approximately 311 million therms of natural gas throughput volumes in 2007, compared with $110.1 million of natural gas revenue and approximately 193 million therms of natural gas throughput volumes during 2006.

•	WPSC's natural gas utility revenue increased $27.2 million, from $443.8 million in 2006, to $471.0 million in 2007, driven by the following:

•
On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  See Note 23, "Regulatory Environment," for more information related to the retail natural gas rate increase at WPSC.

•
An 8.6% increase in natural gas throughput volumes.  The increase in natural gas throughput volumes was driven by a 10.3% increase in residential volumes and a 70.7% increase in natural gas volumes sold to the electric utility.  The increase in sales volumes to residential customers was driven in part by colder year-over-year weather conditions during the 2007 heating season.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units.

•
Natural gas prices were 10.1% lower on a per-unit basis, compared with 2006, resulting in a decrease in natural gas utility revenue, which partially offset the overall increase in natural gas utility revenue at WPSC.

2006 Compared with 2005:

Regulated natural gas utility segment revenue increased $154.9 million, driven by the following:

•
The acquisition of natural gas distribution operations in Michigan by MGUC on April 1, 2006, and the acquisition of natural gas distribution operations in Minnesota by MERC on July 1, 2006.  These acquisitions contributed approximately $233 million to natural gas utility revenue and approximately 541 million therms to natural gas throughput volumes in 2006.

•	WPSC's natural gas utility revenue was $443.8 million in 2006, compared with $522.0 million in 2005. Lower natural gas revenues at WPSC were primarily related to:

•
A 12.2% decrease in natural gas throughput volumes, primarily related to a 61.0% decrease in natural gas throughput volumes sold to the electric utility for electric generation and a 9.2% decrease in throughput volumes to residential and commercial and industrial customers.  The decrease in throughput volumes to the electric utility resulted from a decrease in the need for the electric utility to run its natural gas-fired peaking generation units during the year ended December 31, 2006, compared with 2005, and from higher dispatch of these peaking generation units by MISO in 2005 for reliability purposes.  The decrease in throughput volumes to residential and commercial and industrial customers was also driven by unfavorable weather conditions in 2006 compared with 2005, as well as customer conservation efforts.  Particularly at the beginning of 2006, customers were taking measures to conserve energy as a result of the high natural gas prices in the first half of 2006.

•
In 2006, natural gas prices were 1.4% lower on a per-unit basis, compared with 2005, resulting from a large decline in the price of natural gas in the second half of 2006, also contributing to the decrease in natural gas revenue.

•
Partially offsetting the decrease in WPSC's natural gas utility revenue was the 2006 natural gas rate increase at WPSC (see Note 23, "Regulatory Environment," for more information related to this rate increase).

Margin

2007 Compared with 2006:

The regulated natural gas utility segment margin increased $467.1 million, driven by the following:

•	The combined margin provided by PGL and NSG in 2007 was $387.2 million.

•
The combined margin at MGUC and MERC increased $55.1 million, from $59.1 million in 2006, to $114.2 million in 2007.  The increase in natural gas margin at MGUC and MERC was driven primarily by the fact that MGUC and MERC operated during the first quarter heating season in 2007, but were not acquired by Integrys Energy Group until after the first quarter heating season in 2006.

•
WPSC's natural gas margin increased $24.8 million, from $124.0 million in 2006, to $148.8 million in 2007.  As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase and an increase in throughput volumes to higher margin residential customers due in part to colder year-over-year weather conditions during the heating season.  The increase in throughput volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin.

2006 Compared with 2005:

The regulated natural gas utility segment margin increased $58.5 million, driven by the following:

•	The combined margin provided by MGUC and MERC was approximately $59 million.

•
WPSC's natural gas utility margin decreased $0.6 million.  As discussed in more detail above, a decrease in throughput volumes to higher margin residential and commercial and industrial customers was partially offset by the natural gas rate increase.

Operating Income

2007 Compared with 2006:

Operating income increased $74.7 million, driven by the $467.1 million increase in the regulated natural gas utility margin, partially offset by a $306.1 million increase in operating and maintenance expense, a $65.0 million increase in depreciation and amortization expense, and a $21.3 million increase in taxes other than income taxes.

•	The increase in operating and maintenance expense was primarily related to the following:

	•	Combined operating and maintenance expenses of $292.9 million were incurred by PGL and NSG in 2007.

•
Combined operating and maintenance expense at MGUC and MERC increased approximately $9 million, primarily due to the fact that both of these businesses incurred operating expenses for only a partial year in 2006, compared to incurring a full year of operating and maintenance expenses in 2007.  For the year ended December 31, 2006, $11.8 million of combined operating and maintenance expense related to external transition costs, primarily for the start-up of outsourcing activities and other legal and consulting fees.  For the year ended December 31, 2007, MGUC and MERC were allocated $1.7 million of external costs to achieve merger synergies related to the PEC merger.

•
Operating expenses related to WPSC's natural gas operations increased $3.7 million year-over-year, due primarily to the allocation of $2.8 million of external costs to achieve merger synergies related to the PEC merger.

•
The increase in depreciation and amortization expense was primarily related to the merger with PEC (a combined $59.0 million of depreciation and amortization expense was recognized at PGL and NSG in 2007) and an increase in depreciation expense at MERC and MGUC (these businesses were not included in results of operations for the full year in 2006).  Depreciation and amortization expense at WPSC's natural gas utility was relatively flat year-over-year.

•
The increase in taxes other than income taxes from 2006 to 2007 was primarily related to the merger with PEC ($16.8 million of taxes other than income taxes were recognized at PGL and NSG in 2007), and the acquisition of the Michigan and Minnesota natural gas distribution operations, which were not included in results of operations for the full year in 2006.  Taxes other than income taxes are primarily related to property taxes, real estate taxes, gross receipts taxes, and payroll taxes paid by these companies.

2006 Compared with 2005:

Operating income decreased $12.5 million, driven by a $71.0 million increase in total operating and maintenance expense, partially offset by the $58.5 million increase in regulated natural gas utility margin as discussed above. The increase in operating expenses is explained below.

•
Operating and maintenance expenses increased $52.1 million.  The increase in operating and maintenance expense at the regulated natural gas utility segment was driven by $56.6 million of combined operating and maintenance expense incurred by MGUC and MERC. Of the $56.6 million of operating and maintenance expense incurred by MGUC and MERC during the year ended December 31, 2006, $11.8 million related to external transition expenses, primarily for the start-up of outsourcing activities and other legal and consulting fees.  Partially offsetting the increase in operating and maintenance expenses related to MGUC and MERC, operating expenses related to WPSC's natural gas operations decreased, driven by decreases in various employee benefit related expenses.

•
The $13.2 million year-over-year increase in depreciation expense recorded at the regulated natural gas utility segment was driven by a combined $10.4 million of depreciation expense recorded by MGUC and MERC for the year ended December 31, 2006.  Continued capital investment at WPSC's natural gas utility also contributed to the increase in depreciation expense.

•	The $5.7 million increase in taxes other than income taxes was driven by $4.8 million of taxes other than income taxes recorded by MGUC and MERC, primarily related to property taxes.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial and wholesale customers in developed competitive markets in the United States and Canada.

Integrys Energy Services' Segment Results of Operations

	Year Ended December 31,
(Millions, except natural gas sales volumes)	2007	2006	2005	Change in 2007 Over 2006	Change in 2006 Over 2005

Revenues	$6,979.7	$5,159.1	$5,314.9	35.3%	(2.9)%
Cost of fuel, natural gas, and purchased power	6,675.6	4,978.0	5,148.6	34.1%	(3.3)%
Margins	$304.1	$181.1	$166.3	67.9%	8.9%
Margin Detail
Electric and other margins	$164.9	$60.5	$105.3	172.6%	(42.5)%
Natural gas margins	$139.2	$120.6	$61.0	15.4%	97.7%

Operating and maintenance expense	$159.4	$81.5	$88.9	95.6%	(8.3)%
Depreciation and amortization	14.4	9.4	9.5	53.2%	(1.1)%
Taxes other than income taxes	7.1	7.2	5.4	(1.4)%	33.3%
Operating Income	$123.2	$83.0	$62.5	48.4%	32.8%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	132,623.6	58,794.9	44,778.3	125.6%	31.3%
Retail electric sales volumes in kilowatt-hours	14,849.7	6,554.1	8,021.0	126.6%	(18.3)%
Wholesale natural gas sales volumes in billion cubic feet	483.1	402.2	338.1	20.1%	19.0%
Retail natural gas sales volumes in billion cubic feet	368.8	314.5	276.6	17.3%	13.7%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	3,599.7	968.2	1,515.6	271.8%	(36.2)%
Retail electric sales volumes in kilowatt-hours *	14,584.4	4,565.6	6,594.5	219.4%	(30.8)%
Wholesale natural gas sales volumes in billion cubic feet *	445.6	373.5	327.8	19.3%	13.9%
Retail natural gas sales volumes in billion cubic feet *	319.4	264.0	227.7	21.0%	15.9%
* Represents gross physical volumes.

Revenue

2007 Compared with 2006

●
Year-over-year, revenues increased approximately $1.8 billion.  The increase was primarily due to increased volumes as a result of the addition of the nonregulated energy operations of PEC and an average increase in 2007 electric prices of over 10%.   In addition to revenue and volume contributions from the merger with PEC, retail electric sales volumes and related revenue increased as a result of Integrys Energy Services' new retail electric product offerings to existing markets and expansion into new retail electric markets.  Wholesale electric sales volumes and revenue increased as a result of the additional wholesale origination structured transactions.  Wholesale natural gas volumes increased as a result of an increase in the profitability of wholesale origination structured natural gas transactions throughout 2006 and into 2007. Some of these transactions were entered into in prior periods for future delivery; therefore, Integrys Energy Services is seeing an increase in volumes in the periods in which these transactions settle.  Retail natural gas volumes also increased, driven by favorable pricing compared with 2006, which encouraged new and existing customers to enter into or extend supply contracts with Integrys Energy Services.

2006 Compared with 2005

●
Year-over-year, revenues decreased $155.8 million, primarily related to a decrease in both physical retail and wholesale electric sales volumes and a decrease in energy prices during the latter half of 2006.  The decrease in physical retail electric sales volumes was driven by a decrease in retail electric sales volumes in Ohio as aggregation sales in Ohio ended on December 31, 2005, with the expiration of Integrys Energy Services' contracts with Ohio aggregation customers.  Michigan retail electric sales volumes also decreased as many customers returned to their utility supplier beginning in 2005 and continuing into 2006 as a result of high wholesale energy prices and utility tariff changes, which significantly lowered the savings that customers could obtain from contracting with non-utility suppliers. In other areas, lower wholesale energy prices in the latter half of 2006 allowed Integrys Energy Services to sign up a significant number of new retail customers. The decrease in physically settled wholesale electric sales volumes was driven by a trend toward more financially settled transactions in 2006, compared to 2005.

Margins

Integrys Energy Services' margin increased $123.0 million from 2006 to 2007 and increased $14.8 million from 2005 to 2006.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions and the settlement of the derivative instruments used to protect the value of Section 29/45K tax credits.

	Increase (Decrease) in Margin in
(Millions except natural gas sales volumes)	2007	2006

Electric and other margins
Realized gains on structured origination contracts	$11.8	$6.3
Realized retail electric margin	15.9	(2.9)
All other wholesale electric operations	3.9	4.8

Other significant items:
Oil option activity	22.0	(11.1)
Retail mark-to-market activity	45.3	(27.3)
2005 liquidation of electric supply contract	5.5	(14.6)
Net increase (decrease) in electric and other margins	104.4	(44.8)

Natural gas margins
Realized natural gas margins	8.0	32.2

Other significant items:
Mass market supply options	6.6	(8.4)
Spot to forward differential	(0.2)	5.4
Other mark-to-market activity	4.2	30.4
Net increase in natural gas margins	18.6	59.6

Net increase in Integrys Energy Services' margin	$123.0	$14.8

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $104.4 million from 2006 to 2007 and decreased $44.8 million from 2005 to 2006.  The 2007 electric and other margin included the negative impact of $15.2 million of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

●
Realized gains on structured origination contracts increased $11.8 million, from $6.3 million in 2006 to $18.1 million in 2007.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, municipalities, and regulated utilities.  The increase was primarily due to continued growth in existing markets in the Midwest and Northeastern United States, as well as expansion into the markets in the western United States.

●
Realized gains on structured origination contracts increased $6.3 million from 2005 to 2006.  The increase was primarily due to realized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and northeastern United States.  These origination contracts were not in place in 2005.  Integrys Energy Services provided products to large origination customers desiring to take advantage of falling energy prices.

Realized retail electric margin

●	The realized retail electric margin increased $15.9 million from $18.3 million in 2006 to $34.2 million in 2007. The change was primarily due to the following:

●
A $13.9 million increase related to operations in Illinois, driven by the merger with PEC's nonregulated business and the addition of new customers due to the expiration of certain regulatory provisions in the state in 2007 that effectively opened the market to nonregulated energy suppliers.

●
A $6.0 million increase related to operations in Texas, as a result of further penetration into this market resulting from continued marketing efforts.  Retail offerings in Texas first began in the third quarter of 2006.

	●	A $3.6 million increase related to operations in New England as new customers were added due to an increased sales focus in this region.

●	Partially offsetting the increases discussed above were:

●
A $4.4 million decrease related to Michigan operations as many customers continued to return to utility suppliers as a result of high wholesale energy prices and changes in utility tariffs which have continued to make the Michigan energy market less competitive.

	●	A $3.3 million decrease related to operations in the state of New York, related to a change in the product mix offered to customers in response to utility rate structure changes.

●
The realized retail electric margin decreased $2.9 million from 2005 to 2006.  The decrease was primarily driven by an $8.2 million decrease in margin in Ohio and a $3.7 million decrease in margin in northern Maine.  These decreases were partially offset by a $4.4 million increase in margin in Michigan, a $2.8 million increase in margin in New York, and positive margin contributions from retail electric operations in Texas and Illinois.  Integrys Energy Services' retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of Integrys Energy Services' contracts with Ohio aggregation customers.  The decrease in margin from operations in northern Maine was driven by higher supply costs in part tied to diesel fuel prices.  A portion of the electricity purchased by Integrys Energy Services to supply customers in northern Maine is derived from burning wood chips.  The cost to transport wood chips, as well as the operating costs of the machine utilized to make the wood chips, were negatively impacted by higher diesel fuel prices.  In 2006, Integrys Energy Services shared in this diesel fuel exposure with the generation supplier.  The increase in margin from retail electric operations in Michigan was driven by the elimination of the Seams Elimination Charge Adjustment (SECA) effective March 31, 2006.  See Note 23, "Regulatory Environment," for more information related to SECA.  Integrys Energy Services began developing a product offering in the Texas retail electric market in 2005 and started to deliver power to these customers in July 2006. In 2006, Integrys Energy Services began offering retail electric products to large commercial and industrial customers in Illinois. In 2005, Integrys Energy Services was only offering natural gas products and energy management services to customers in Illinois.

All other wholesale electric operations

As part of its trading activities, Integrys Energy Services seeks to generate profits from the volatility of the price of electricity by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets where Integrys Energy Services has market expertise, under risk management policies set by management and approved by Integrys Energy Group's Board of Directors.  Integrys Energy Services also seeks to reduce market price risk and extract additional value from its generation and customer supply portfolios through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).  Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies and trading activities is expected due to changing market conditions and differences in the timing of gains and losses recognized on derivative and non-derivative contracts, as required by generally accepted accounting principles.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, has allowed Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.  For more information on VaR, see "Item 7A, Quantitative and Qualitative Disclosures about Market Risk."

●
Integrys Energy Services' margin from all other wholesale electric operations increased $3.9 million from 2006 to 2007, driven by an increase in net realized and unrealized gains (primarily unrealized gains) related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and energy contract portfolios.  Partially offsetting the increase resulting from realized and unrealized gains, the overall level of proprietary trading was less in 2007, due primarily to a decrease in electric price volatility during the first three quarters of 2007, increased emphasis on structured electric transactions in 2007, and the departure of several key traders in the third quarter of 2006.  Proprietary trading started picking up again in the fourth quarter of 2007 as electric price volatility increased.  Integrys Energy Services used the 2006 departure of several of its traders as an opportunity to restructure trading operations into two groups.  Its East trading group was relocated from Washington D.C. to Chicago and the West trading group is located in Denver.  The restructured trading operations allow Integrys Energy Services to more effectively service customers in the West by providing better diversification of trading talent, market expertise, and product offerings.

●
Integrys Energy Services' margin from all other wholesale electric operations increased $4.8 million from 2005 to 2006, driven by an increase in net realized and unrealized gains related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and energy contract portfolios.

Oil option activity

●
Oil option activity drove a $22.0 million increase in electric and other margins from 2006 to 2007.  The oil options were utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits from 2005 to 2007.  However, companies are no longer allowed to generate tax credits from the production of synthetic fuel as this program ended effective December 31, 2007.  Therefore, Integrys Energy Services exercised substantially all of its remaining oil options in 2007.  Net mark-to-market and realized losses on oil options of $2.4 million were recognized in 2006, compared with net mark-to-market and realized gains on oil options of $19.6 million in 2007.  These derivative instruments were not designated as hedging instruments and, as a result, changes in the fair value were recorded in earnings.  The increase in the fair value of these instruments in 2007 over 2006 reflects increased oil prices.

●
Oil option activity drove an $11.1 million decrease in electric and other margins from 2005 to 2006.  The decrease was driven by a decrease in the fair value of derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits from 2005 to 2006.  This decrease is a result of net mark-to market and realized losses on oil options of $2.4 million in 2006, compared with net mark-to-market and realized gains on oil options of $8.7 million in 2005.

Retail mark-to-market activity

Earnings volatility from this activity results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer sales contracts, which are not considered derivative instruments.  These mark-to-market gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  As a result, Integrys Energy Services generally experiences mark-to-market losses on supply contracts in periods of declining wholesale prices and mark-to-market gains in periods of increasing wholesale prices.

●	Results from retail mark-to-market activity increased $45.3 million from $18.5 million of unrealized losses in 2006 to $26.8 million of unrealized gains in 2007.

●	Results from retail mark-to-market activity decreased $27.3 million from 2005 to 2006.

2005 liquidation of electric supply contract

In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that Integrys Energy Services liquidate a firm contract to buy power in 2006 and 2007.  At that time, Integrys Energy Services recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine.  The cost to purchase power under the new contract was more than the cost under the liquidated contract.  The liquidation and subsequent replacement of this contract resulted in the following:

●
A $5.5 million increase in margins from 2006 to 2007.  The replacement contract increased the cost of purchased power needed to serve customers in Maine by $6.4 million in 2006, compared with $0.9 million in 2007.

●
A $14.6 million negative impact on the 2006 electric and other margin, as a result of higher purchased power costs recorded under the new contract of $6.4 million compared with an $8.2 million gain recognized on the liquidation of the original contract in 2005.

Natural Gas Margins

Integrys Energy Services' natural gas margins increased $18.6 million from 2006 to 2007 and increased $59.6 million from 2005 to 2006.  The 2007 natural gas margins included the negative impact of $6.1 million of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Realized natural gas margins

●
Realized natural gas margins increased $8.0 million, from $92.6 million in 2006, to $100.6 million in 2007.  The majority of this increase, $5.7 million, was driven by margin contributed by the nonregulated retail natural gas marketing operations of PEC and improved supply optimization, as Integrys Energy Services was able to secure lower supply costs for firm sales commitments to retail natural gas customers in Ohio and Illinois.  The remaining increase in realized natural gas margins was driven by the nonregulated wholesale natural gas marketing operations added with the PEC merger.

●
Realized natural gas margins increased $32.2 million, from $60.4 million in 2005, to $92.6 million in 2006.  The majority of this increase, $26.6 million, related to an increase in retail natural gas margin, driven by continued expansion of Integrys Energy Services' Canadian retail operations (including higher sales volumes to existing customers as well as new customer additions).  Margins from retail natural gas operations in Wisconsin, Michigan, and Illinois also increased, as Integrys Energy Services was able to better manage supply to these customers, aided by favorable market conditions.  The remaining $5.6 million increase in realized natural gas margins related to wholesale operations, driven by an increase in structured wholesale natural gas transactions attributed to an increase in the volatility of the price of natural gas as well as high natural gas storage spreads during most of 2006.

Mass market supply options

Options utilized to manage supply costs for mass market customers are used to reduce the risk of price movements, customer migration, and changes in consumer consumption patterns.  Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts.  Full requirements natural gas contracts with Integrys Energy Services' customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.  The option mark-to-market gains and losses will reverse as the related customer sales contracts settle.

●
In 2007, options utilized to manage supply costs for mass market customers drove a $6.6 million increase in Integrys Energy Services' natural gas margin.  These options had a $1.1 million positive impact on margin in 2007 (commensurate with higher natural gas prices), compared with a negative $5.5 million impact on margin in 2006 (commensurate with declining natural gas prices).

●
In 2006, options utilized to manage supply costs for mass market customers drove an $8.4 million decrease in Integrys Energy Services' natural gas margin.  These options had a $5.5 million negative impact on Integrys Energy Services' natural gas margin in 2006 (commensurate with declining natural gas prices), compared with a $2.9 million positive impact on margin in 2005 (commensurate with higher natural gas prices in the latter half of 2005).

Spot to forward differential

Integrys Energy Services experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year.  Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months.  Integrys Energy Services' policy is to hedge the value of natural gas storage with contracts in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage.  However, fair market value hedge accounting rules require the natural gas in storage to be marked-to-market using spot prices, while the future sales contracts are marked-to-market using forward prices.  When the spot price of natural gas changes disproportionately to the forward price of natural gas, Integrys Energy Services experiences volatility in its earnings.  Consequently, earnings volatility may occur within the contract period for natural gas in storage.  The accounting treatment does not impact the underlying cash flows or economics of these transactions.

●
The natural gas storage cycle had a negative $0.2 million impact on natural gas margins from 2006 to 2007.  There was no material impact on margin as a result of the natural gas storage cycle in 2007 compared with a $0.2 million positive impact in 2006.  At December 31, 2007, the market value of natural gas in storage was $5.6 million less than the market value of future sales contracts (net unrealized loss), related to the 2007/2008 natural gas storage cycle.  This $5.6 million difference is expected to vary with market conditions, and will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.

●
The natural gas storage cycle had a positive $5.4 million impact on natural gas margins from 2005 to 2006.  In 2006, the natural gas storage cycle had a positive $0.2 million impact on margin, compared with a $5.2 million negative impact on margin in 2005.

Other mark-to-market activity

Other mark-to-market activity primarily relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts as well as contracts utilized to mitigate market price risk related to certain natural gas storage contracts.   Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments).  Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

●	Derivative instruments not previously discussed drove a $4.2 million increase in the natural gas margins as mark-to-market gains on these instruments increased to $37.5 million in 2007.

●	Derivative instruments not previously discussed drove a $30.4 increase in the natural gas margins as mark-to-market gains on these instruments increased in 2006, compared with 2005.

Operating Income

2007 Compared with 2006:

●
Operating income at Integrys Energy Services increased $40.2 million, driven by the $123.0 million increase in margin discussed above, partially offset by a $77.9 million increase in operating and maintenance expense and a $5.0 million increase in depreciation and amortization expense.

The increase in operating and maintenance expense was driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services (the most significant of which related to the merger of PEC's nonregulated operation into Integrys Energy Services).  A $9.0 million pre-tax gain on the 2006 sale of WPS ESI Gas Storage, LLC, $7.7 million of costs to achieve merger synergies and additional costs related to plant outages of $2.6 million in 2007 also contributed to the increase in operating and maintenance expense.

2006 compared with 2005:

●
Operating income at Integrys Energy Services increased $20.5 million, driven by the $14.8 million increase in margin discussed above and a $7.4 million decrease in operating and maintenance expense. The decrease in operating and maintenance expense was primarily related to a $9.0 million pre-tax gain recognized on the sale of WPS ESI Gas Storage, LLC in the second quarter of 2006.  This gain was partially offset by higher payroll and benefit costs related to an increase in the number of employees as a result of business expansion activities.

Holding Company and Other Segment Operations

2007 Compared with 2006:

Financial results at the Holding Company and Other segment decreased $19.1 million, from net income of $0.3 million for the year ended December 31, 2006, to a net loss of $18.8 million for the year ended December 31, 2007.  The change was driven by the following:

•
A $42.0 million ($25.2 million after-tax) increase in interest expense, driven by additional borrowings assumed in the merger with PEC, as well as an increase in short-term and long-term borrowings required to fund the acquisitions of the natural gas distribution operations in Michigan and Minnesota, higher working capital requirements at Integrys Energy Services, and transaction and transition costs related to the merger with PEC.

•
A $6.2 million ($3.7 million after-tax) gain on the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in April 2006 also contributed to the decrease in year-over year earnings.

•
An $11.5 million increase in pre-tax earnings ($6.9 million after-tax) from Integrys Energy Group's 34.5% ownership interest in ATC.  Integrys Energy Group recorded $50.5 million of pre-tax equity earnings from ATC during the year ended December 31, 2007, compared with $39.0 million for the same period in 2006.

•
A $1.7 million ($1.0 million after-tax) decrease in operating and maintenance expenses, primarily related to the reallocation of external costs to achieve merger synergies associated with the PEC merger, incurred from July 2006 through March 2007.  In March 2007, all external costs to achieve were reallocated from the Holding Company and Other segment (where they were initially recorded) to other reportable segments, which will ultimately be the beneficiaries of the synergy savings resulting from the costs to achieve.

2006 Compared with 2005:

Earnings at the Holding Company and Other segment decreased $5.6 million, from net income of $5.9 million for the year ended December 31, 2005, to a net income of $0.3 million for the year ended December 31, 2006.  The changes were driven by the following:

•
A $12.9 million increase in interest expense, net of intercompany interest income ($7.7 million after taxes)   Higher interest expense was driven by an increase in short-term and long-term borrowings required to fund the acquisition of natural gas distribution operations in Michigan and Minnesota and working capital requirements at Integrys Energy Services.

•
A $9.2 million increase in operating and maintenance expense ($5.5 million after taxes).  The increase in operating and maintenance expense was driven by legal and consulting expenses related to business expansion activities, primarily attributed to the merger with PEC.

•	A $4.8 million year-over year decrease in after-tax gains from land sales.

•	A $13.9 million increase in pre-tax earnings ($8.3 million after-tax) from ATC (pre-tax equity earnings from ATC increased to $39.0 million in 2006, from $25.1 million in 2005).

•	A $6.2 million ($3.7 million after-tax) gain recognized from the 2006 sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC.

Summary of External Costs to Achieve

Below is a table depicting the pre-tax impact that external costs to achieve had on each reportable segment of Integrys Energy Group during the year ended December 31, 2007.  Note that external costs to achieve incurred at the holding company in 2006 and the first quarter of 2007 were reallocated down to the segment level in the first quarter of 2007.

Reportable Segment (millions)	2007 Pre-tax Impact (Income)/Expense
Electric utility	$12.3
Natural gas utility	4.5
Integrys Energy Services	7.7
Holding company and other	(6.8)
Total	$17.7

Other Income (Expense)

	Year Ended December 31,
	2007	2006	2005	Change 2007 over 2006	Change 2006 over 2005

Miscellaneous income	$64.1	$42.8	$88.8	49.8%	(51.8%)
Interest expense	(164.5)	(99.2)	(62.0)	65.8%	60.0%
Minority interest	0.1	3.8	4.5	(97.4%)	(15.6%)
Other (expense) income	$(100.3)	$(52.6)	$31.3	90.7%	-

Miscellaneous Income

2007 Compared with 2006:

The $21.3 million increase in miscellaneous income was primarily driven by:

•	An $11.5 million increase in pre-tax equity earnings from Integrys Energy Group's 34.5% ownership interest in ATC.

•
A $5.7 million decrease in pre-tax losses recognized for the year related to Integrys Energy Services' investment in a synthetic fuel facility.  Integrys Energy Services took less production from this facility in 2007 compared with 2006.

•
A $3.8 million increase in foreign currency gains at Integrys Energy Services' Canadian subsidiaries, which was offset by related losses in gross margin.  These transactions are substantially hedged from an economic perspective, resulting in no significant impact on income (loss) available for common shareholders.

•	An increase of $2.9 million, partially due to an increase in interest income recognized related to the transmission facilities WPSC is funding on ATC's behalf pending the start-up of Weston 4.

•	A decrease due to the $6.2 million pre-tax gain recognized from the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in the second quarter of 2006.

2006 Compared with 2005:

Miscellaneous income decreased $46.0 million driven primarily by:

•
Approximately $41 million of realized gains on nuclear decommissioning trust assets recorded during the year ended December 31, 2005.  Pursuant to regulatory practice, the increase in miscellaneous income related to these realized gains was offset by a corresponding increase in decommissioning expense in 2005.

•
Integrys Energy Services' equity investment in a synthetic fuel facility contributed an additional $11.3 million decrease in miscellaneous income, driven in part by additional synthetic fuel production procured in 2006 from our partners in this facility.

•	Pre-tax gains recognized on land sales decreased $8.0 million, from $10.3 million in 2005 to $2.3 million in 2006.

•
These decreases were partially offset by a $13.9 million increase in pre-tax equity earnings from ATC and a $6.2 million pre-tax gain recognized from the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC.

Interest Expense

2007 Compared with 2006:

Interest expense increased $65.3 million as a result of:

•	Interest expense of $30.3 million recorded at PGL and NSG from February 22, 2007 through December 31, 2007.

•
The remaining increase in interest expense was driven by an increase in short-term and long-term borrowings required to fund the acquisitions of the natural gas distribution operations in Michigan and Minnesota, higher working capital requirements at Integrys Energy Services, and transaction and transition costs related to the merger with PEC.

2006 Compared with 2005:

Interest expense increased $37.2 million due primarily to:

•
An increase in the average amount of both short-term and long-term debt outstanding and higher average short-term interest rates.  During 2006, borrowings were primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, and for working capital requirements at Integrys Energy Services.

Minority Interest

2007 Compared with 2006:

A decrease of $3.7 million in minority interest related to Integrys Energy Services' synthetic fuel operations.  In 2007, Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, did not share in losses from this facility.

2006 Compared with 2005:

Minority interest related to Integrys Energy Services' synthetic fuel operation did not significantly change for the year ended December 31, 2006 compared to the same period in 2005.

Provision for Income Taxes

	Year Ended December 31,
	2007	2006	2005

Effective Tax Rate	32.2%	22.9%	20.8%

The 2007 increase in the effective tax rate was driven by a decrease in Section 29/45K federal tax credits recognized in 2007 compared with 2006.  The decrease in Section 29/45K federal tax credits recognized was driven by the impact of high oil prices on our ability to realize the benefit of Section 29/45K federal tax credits.  Section 29/45K federal tax credits recognized from the production and sale of synthetic fuel were $13.6 million in 2007, compared with $29.5 million in 2006.

The 2006 increase in the effective tax rate was driven by a higher effective state tax rate, primarily related to the acquisition of regulated natural gas operations in Minnesota and also due to a loss in value of various state net operating loss carryforwards.  Section 29/45K federal tax credits from the production and sale of synthetic fuel increased $3.4 million to $29.5 million in 2006, to partially offset the increase in effective tax rate.

Discontinued Operations, Net of Tax

2007 Compared with 2006:

Income from discontinued operations, net of tax, increased $66.0 million, from after-tax income of $7.3 million in 2006 to after-tax income of $73.3 million in 2007.

●
In September 2007, Integrys Energy Group completed the sale of PEP for approximately $879.1 million.  Post-closing adjustments in the amount of $9.9 million were settled in February 2008 related to this sale, which reduced the sale price to $869.2 million.  These post-closing adjustments were funded through other current liabilities at December 31, 2007.  During the year ended December 31, 2007, $58.5 million of income from discontinued operations was recognized related to PEP, which included an after-tax gain of $7.6 million on the sale.

●
Discontinued operations, net of tax, related to WPS Niagara Generation, LLC (Niagara), which was sold in January 2007, increased $14.4 million, from income of $0.4 million in 2006 to income of $14.8 million in 2007.  The increase in income generated from Niagara was mostly due to a $14.7 million after-tax gain on the sale of the facility.

●
Partially offsetting these increases were discontinued operations related to Sunbury Generation, LLC (Sunbury).  Income from discontinued operations related to Sunbury was $6.9 million for the period January 1, 2006, through the date of sale in July 2006, including a $12.5 million after-tax gain on the sale of this facility.

2006 Compared with 2005:

Income from discontinued operations, net of tax, decreased $4.2 million, from after-tax income of $11.5 million in 2005 to after tax income of $7.3 million in 2006.

●
Discontinued operations, net of tax, related to Sunbury decreased $2.2 million, from income of $9.1 million in 2005, to income of $6.9 million in 2006.  The $6.9 million of income recorded in 2006 included a $12.5 million after-tax gain on the sale of Sunbury, which was sold in July 2006.

●
Discontinued operations, net of tax, related to WPS Niagara Generation, LLC decreased $2.0 million, from income of $2.4 million in 2005 to income of $0.4 million in 2006.  The decrease in income generated from WPS Niagara Generation was mostly due to a decrease in the average price per megawatt sold from this facility in 2006 compared to 2005.

Cumulative Effect of Change in Accounting Principles

2006 compared with 2005:

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."  This Interpretation clarifies when companies are required to recognize conditional legal asset retirement obligations that result from the acquisition, construction, and normal operation of a long-lived asset.  Because the accounting for conditional asset retirement obligations had been interpreted differently between companies, SFAS No. 143, "Accounting for Asset Retirement Obligations," had been inconsistently applied in practice.

The adoption of Interpretation No. 47 at Integrys Energy Services on December 31, 2005, resulted in a negative $1.6 million after-tax cumulative effect of change in accounting principle, related to recording a liability for asbestos remediation at certain of Integrys Energy Services' generation plants.  For the utility segments of Integrys Energy Group, we concluded it was probable that any differences between expenses under Interpretation No. 47 and expenses currently recovered through customer rates will be recoverable in future customer rates.  Accordingly, the adoption of this statement had no impact on the utility segment's income.

BALANCE SHEET

Net accounts receivable increased $368.0 million (35.5%), from $1,037.3 million at December 31, 2006, to $1,405.3 million at December 31, 2007, primarily due to the following:

●	At December 31, 2007, PGL and NSG had a net accounts receivable balance of $196.0 million.

●
Net accounts receivable at Integrys Energy Services increased $83.5 million, driven primarily by the integration of PEC's nonregulated business into Integrys Energy Services, as well as continued growth in Integrys Energy Services' business in 2007.

●
Net accounts receivable at WPSC increased $84.7 million (49.8%), primarily due to an $82.3 million receivable from ATC pertaining to transmission facilities required to support Weston 4 that WPSC is funding on their behalf pending completion of Weston 4.  At December 31, 2006, the amount owed to WPSC by ATC was $20.8 million and was included as a component of other long-term assets.  At December 31, 2007, the $20.8 million was reflected as a receivable from ATC as was the $61.5 million of incremental funding that was incurred in 2007.

Accrued unbilled revenues increased $279.9 million (151.5%), from $184.8 million at December 31, 2006, to $464.7 million at December 31, 2007, primarily driven by combined accrued unbilled revenues of $155.1 million at PGL and NSG at December 31, 2007.  Accrued unbilled revenues at Integrys Energy Services also increased $108.9 million, driven by the integration of PEC's nonregulated business into Integrys Energy Services, as well as continued growth in Integrys Energy Services' business in 2007.

Inventories increased $207.1 million (45.4%), from $456.3 million at December 31, 2006, to $663.4 million at December 31, 2007.  The inventory balance at Integrys Energy Services increased $139.9 million (48.6%), due to the addition of PEC's nonregulated business as well as an increase in storage volumes related to continued growth of Integrys Energy Services' natural gas business in new and existing markets.  The inventory balance at PGL and NSG was $93.8 million at December 31, 2007.

At December 31, 2007, compared to December 31, 2006, total assets from risk management activities decreased $76.8 million (5.6%) and total liabilities from risk management activities decreased $80.9 million (6.4%).  The decrease in assets and liabilities from risk management activities was driven by timing of mark-to-market gain and loss recognition on the underlying contracts.  Although total risk management assets and liabilities decreased, long-term risk management assets and liabilities increased at December 31, 2007, compared to December 31, 2006.  This increase related to more emphasis on structured origination contracts, which are physical, customer based agreements with municipalities, merchant generators, and regulated utilities, and are generally longer term in nature.

Total regulatory assets increased $805.2 million (183.5%), from $438.8 million at December 31, 2006, to $1,244.0 million at December 31, 2007, primarily attributed to a $656.1 million increase in the regulatory asset related to environmental remediation costs and a $63.2 million increase in the regulatory asset for pension and post-retirement benefit related items.  The increase in the environmental related regulatory asset related to estimated costs of future natural gas remediation for several manufactured gas plant sites at PGL and NSG.  See Note 17, "Commitments and Contingencies," for more information.  The increase in the regulatory asset related to pension and postretirement benefit related items was driven by the merger with PEC and changes Integrys Energy Group made to certain of its retirement benefit plans.  See Note 19, "Employee Benefit Plans," for more information.

Net property, plant, and equipment increased $1,929.0 million (76.1%), from $2,534.8 million at December 31, 2006, to $4,463.8 million at December 31, 2007, due primarily to the following:

●	Net property, plant, and equipment related to PGL and NSG at December 31, 2007 was $1,788.6 million.

●
Net property, plant, and equipment at WPSC increased $106.0 million. WPSC's capital expenditures in 2007 were $221.1 million, in part due to $100.3 million of capital expenditures related to the construction of Weston 4 and the purchase of unit trains for this facility, partially offset by depreciation and amortization expense of $96.4 million in 2007.

The $644.0 million (212.0%) increase in goodwill from December 31, 2006, to December 31, 2007, is primarily related to goodwill recorded in conjunction with the PEC merger.  See Note 11, "Goodwill and Other Intangible Assets," for more information.

The change in pension and post-retirement assets and liabilities recorded on the Consolidated Balance Sheets was driven by the PEC merger as well as changes Integrys Energy Group made to certain of its retirement benefit plans, as well as changes made to the assumptions used to measure these plans at December 31, 2007, compared with December 31, 2006.  See Note 19, "Employee Benefit Plans," for more information.

Detailed explanations for changes in the short-term and long-term debt balances at December 31, 2007, compared to December 31, 2006, are included in Note 13, "Short-term Debt and Lines of Credit," and Note 14, "Long-Term Debt."

Accounts payable increased $382.4 million (40.3%), from $949.4 million at December 31, 2006, to $1,331.8 million at December 31, 2007.  Accounts payable recorded at PGL and NSG at December 31, 2007 was $197.0 million.  Accounts payable at Integrys Energy Services increased $177.8 million, driven by the addition of PEC's nonregulated business ($120.6 million of accounts payable related to PEC's nonregulated operations was assumed on the merger date).  Accounts payable at Integrys Energy Services also increased as a result of an increase in natural gas purchases in the fourth quarter of 2007, compared with the same quarter of 2006, due to general business growth.

Other current liabilities increased $304.0 million (168.8%), from $180.1 million at December 31, 2006, to $484.1 million at December 31, 2007, primarily due to an increase in liabilities related to vacation, salaries, and other general expenses related to the PEC merger.

Environmental remediation liabilities increased $609.8 million (636.5%), from $95.8 million at December 31, 2006, to $705.6 million at December 31, 2007.  The increase related to estimated costs of future natural gas remediation for several manufactured gas plant sites at PGL and NSG.  PGL and NSG anticipate that natural gas plant site remediation costs will be collected in rates; therefore, an offsetting regulatory asset has been recorded.  See Note 17, "Commitments and Contingencies," for more information.

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

Operating Cash Flows

During 2007, net cash provided by operating activities was $238.5 million, compared with $72.9 million in 2006.  The $165.6 million increase in net cash provided by operating activities was driven by a $84.0 million decrease in working capital requirements year-over-year.  It is important to note that changes in working capital balances at February 21, 2007, as a result of the PEC merger are not incorporated in the Consolidated Statement of Cash Flows, as the merger was a noncash transaction.  Only PEC changes in working capital from the merger date to December 31, 2007 are included.  Inventory levels at Integrys Energy Services increased from December 31, 2006 to December 31, 2007, but this change was less than the increase from December 31, 2005 to December 31, 2006, driving the majority of the decrease in working capital requirements.  Integrys Energy Services continued to see growth in its natural gas business in both new and existing markets.  The year-over-year change in natural gas inventories at the regulated utilities was not significant. The remaining increase in net cash provided by operating activities was driven by a year-over-year increase in income available for common shareholders.

During 2006, net cash provided by operating activities was $72.9 million, compared with $77.4 million in 2005.  The $4.5 million decrease in net cash provided by operating activities was driven by an $88.2 million increase in cash required to fund working capital requirements, primarily due to an increase in natural gas inventories at Integrys Energy Services.  Natural gas in storage at Integrys Energy Services increased $85.2 million primarily related to a 121% increase in natural gas volumes in storage at December 31, 2006, compared to December 31, 2005 (partially offset by a 20% decrease in the average cost of inventory in storage).  Integrys Energy Services chose to purchase more natural gas for storage due to high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas).  The increase in cash used to fund higher Integrys Energy Services natural gas inventories was partially offset at the regulated utilities by cash used to fund costs incurred in 2005 related to the unplanned outage at Kewaunee, the start-up of MISO, and coal shortages.

Investing Cash Flows

Net cash used for investing activities was $451.5 million in 2007, compared with $1,030.1 million in 2006.  The $578.6 million decrease was driven by $659.3 million of cash used by Integrys Energy Group to acquire natural gas operations in Michigan and Minnesota in 2006.  Also contributing $44.0 million to the decrease in net cash used for investing activities in 2007 was WPSC's liquidation of the cash that was deposited into an escrow account in 2006, which was used for the payment of the outstanding principal balance of first mortgage bonds in January 2007 (discussed below in significant financing activities).  Partially offsetting these decreases were $58.4 million of proceeds received from the sale of our investment in Guardian Pipeline LLC and WPS ESI Gas Storage, LLC in 2006 and a $50.6 million year-over-year increase in capital expenditures (discussed below).

Net cash used for investing activities was $1,030.1 million in 2006, compared with $148.8 million in 2005.  The $881.3 million year-over-year increase was primarily due to $659.3 million of cash paid in 2006 for the acquisition of the Michigan and Minnesota natural gas distribution operations from Aquila, $112.5 million of proceeds received in 2005 related to the sale of Kewaunee, $127.1 million of proceeds received in 2005 from the liquidation of the related non-qualified decommissioning trust, and $95.1 million of proceeds received in 2005 from DPC upon closing of the sale of a 30% ownership interest in Weston 4.  Also contributing to the increase was $22.0 million of cash deposited into an escrow account in 2006 for the payment of the outstanding principal balance of first mortgage bonds in January 2007.  Partially offsetting the increase in cash used for investing activities was a $71.9 million decrease in capital expenditures (discussed below), proceeds of $38.5 million received in 2006 from the sale of the company's one-third interest in Guardian Pipeline, LLC, and proceeds of $19.9 million received in 2006 from the sale of WPS ESI Gas Storage, LLC.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Years Ended December 31,
Reportable Segment (millions)	2007	2006	2005
Electric utility	$202.6	$282.1	$373.9
Natural gas utility	158.8	54.6	36.4
Integrys Energy Services	20.5	5.5	2.7
Holding company and other	10.7	(0.2)	0.9
Integrys Energy Group consolidated	$392.6	$342.0	$413.9

The decrease in capital expenditures at the electric utility in 2007 compared with 2006 was mainly due to a decrease in capital expenditures associated with the construction of Weston 4.  The increase in capital expenditures at the natural gas utility was primarily driven by capital requirements of PGL and NSG, which were acquired in the merger with PEC on February 21, 2007.  Capital expenditures in 2007 for PGL and NSG related mainly to the natural gas distribution systems.  The increase in capital expenditures at Integrys Energy Services was due to capital required to open new offices in Colorado, Michigan, and Washington, D.C., as well as to move the Chicago office; improvements at various generation facilities; new systems infrastructure; and the Winnebago Energy Center landfill gas project.  The increase in capital expenditures at the Holding Company and Other segment was driven by the purchase of a corporate airplane.

The decrease in capital expenditures at the electric utility in 2006 compared with 2005 was mainly due to lower capital expenditures associated with the construction of Weston 4.  The increase in capital expenditures at the natural gas utility was related to a combined $20.1 million of capital expenditures incurred by MGUC and MERC for natural gas mains.

Financing Cash Flows

Net cash used for financing activities was $459.2 million in 2007, compared with net cash provided by financing activities of $891.7 million in 2006.  The $1.4 billion change was driven by $458.0 million of short-term debt borrowings during 2006, compared with the repayment of $463.7 million of short-term debt in 2007.  In 2007, Integrys Energy Group was able to pay down short-term debt with a portion of the proceeds received from the sale of PEP.  The remaining net change in financing activity was driven by a $321.8 million decrease in long-term debt issuances year-over-year and a $119.0 million year-over year decrease in common stock issued.  Short-term borrowings in 2006 and the long-term debt and stock issuances in 2006 were used primarily for the acquisitions of the natural gas distribution operations in Michigan and Minnesota.  An $81.0 million increase in dividends paid in 2007, compared with 2006, was driven by an increase in shares outstanding and higher dividend rates.  These items were partially offset by natural gas loan proceeds at Integrys Energy Services of $34.4 million in 2007, compared with repayment of $68.4 million of natural gas loans during 2006.  An increase in natural gas spreads made it more conducive to enter into natural gas loan deals in 2007 compared with 2006.

Net cash provided by financing activities was $891.7 million in 2006, compared with net cash related to financing activities of $0 in 2005.  The change was primarily attributed to a $458.0 million increase in short-term debt and the issuance of $447.0 million of long-term debt in 2006.  Increased borrowings were used primarily for the acquisitions of the natural gas distribution operations in Michigan and Minnesota, construction expenditures related to Weston 4, working capital requirements at Integrys Energy Services, and other general corporate purposes.

Significant Financing Activities

Dividends paid increased in 2007 compared with 2006 as a result of the merger with PEC.  Integrys Energy Group issued 31.9 million shares of common stock as part of the merger and increased the dividend paid per share.  The quarterly common stock dividend was increased from 57.5 cents per share to 66 cents per share in 2007.  In February 2008, Integrys Energy Group increased its quarterly common stock dividend to 67 cents per share.

Integrys Energy Group had outstanding commercial paper borrowings of $308.2 million and $562.8 million at December 31, 2007, and 2006, respectively.  Integrys Energy Group had other outstanding short-term debt of $160.0 million as of December 31, 2007, and 2006.  In April 2006, Integrys Energy Services entered into a $150.0 million credit agreement, which has been renewed to April 2008, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes.  As of December 31, 2007 and 2006, $150.0 million of borrowings were outstanding under this credit agreement, which is guaranteed by Integrys Energy Group.

In 2007, 2006, and 2005 Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and under certain stock-based employee benefit and compensation plans.  As a result of these plans, equity increased $45.7 million, $25.0 million, and $29.0 million in 2007, 2006, and 2005, respectively.  Integrys Energy Group did not repurchase any existing common stock during 2007, 2006, or 2005.

In November 2007, WPSC issued $125.0 million of 5.65%, 10-year senior notes.  The net proceeds from the issuance of the senior notes were used to fund construction costs and capital additions, reduce short-term indebtedness, as well as for general corporate utility purposes.

On December 14, 2006, the Village of Weston, Wisconsin, issued $22.0 million of 3.95% Pollution Control Refunding Revenue Bonds and loaned the proceeds from the sale of the bonds to WPSC.  In return, WPSC issued $22.0 million of 3.95% senior notes, due in 2013, to the Village of Weston.  At December 31, 2006, the $22.0 million of proceeds received from the Village of Weston were classified as restricted cash.  In January 2007, WPSC used the restricted cash to repay the outstanding principal balance of its 6.90% first mortgage bonds which originally were to mature in 2013.

In December 2006, WPSC issued $125.0 million of 5.55% 30-year senior notes.  The net proceeds from the issuance of the senior notes were used for general corporate utility purposes, including funding construction costs and capital additions and reducing short-term indebtedness.

On December 1, 2006, Integrys Energy Group issued $300.0 million of junior subordinated notes.  Interest has been fixed at 6.22% through the use of forward-starting interest rate swaps.  For more information on the junior subordinated notes, see Note 14, "Long-Term Debt."

In November 2005, Integrys Energy Group entered into a forward equity sale agreement with an affiliate of J.P. Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of Integrys Energy Group's common stock.  On May 10, 2006, Integrys Energy Group physically settled the forward equity agreement by issuing 2.7 million shares of common stock, and received proceeds of $139.6 million.  The proceeds were used to pay down commercial paper borrowings.

In November 2005, Integrys Energy Group issued and sold 1.9 million shares of common stock at a public offering price of $53.70 per share.  The proceeds of $98.3 million, net of underwriting discounts and commissions, were used to reduce short-term debt and fund equity contributions to subsidiary companies.

In June 2005, $62.9 million of non-recourse debt at an Integrys Energy Services subsidiary that was used to finance the purchase of Sunbury was restructured to a five-year Integrys Energy Group obligation in connection with the sale of Sunbury's allocated emission allowances.  An additional $2.7 million drawn on a line of credit at Integrys Energy Services was rolled into the five-year Integrys Energy Group obligation.  The floating interest rate on the total five-year Integrys Energy Group obligation of $65.6 million was fixed at 4.595% through two interest rate swaps.

Credit Ratings

Integrys Energy Group uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements.  Integrys Energy Group also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.  Integrys Energy Group may seek nonrecourse financing for funding nonregulated acquisitions. Integrys Energy Group's commercial paper borrowing program provides for working capital requirements of the nonregulated businesses, PEC, UPPCO, MGUC, and MERC.  WPSC and PGL have their own commercial paper borrowing programs.  NSG provides for its working capital needs through inter-company borrowings.  WPSC periodically issues long-term debt, receives equity contributions from Integrys Energy Group, and makes payments for returns of capital to Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW.  PGL and NSG periodically issue long-term debt in order to reduce short-term debt, refinance maturing securities, maintain desired capitalization ratios, and fund future growth.  The specific forms of long-term financing, amounts, and timing depend on business needs, market conditions, and other factors.

The current credit ratings for Integrys Energy Group, WPSC, PEC, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Issuer credit rating Senior unsecured debt Commercial paper Credit facility Junior subordinated notes	A- BBB+ A-2 n/a BBB	n/a A3 P-2 A3 Baa1
WPSC Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A A+ A BBB+ A-2 n/a	A1 Aa3 Aa3 A3 P-1 A1
PEC Issuer credit rating Senior unsecured debt	A- BBB+	n/a A3
PGL Issuer credit rating Senior secured debt Commercial paper	A- A- A-2	n/a A1 P-1
NSG Issuer credit rating Senior secured debt	A- A	n/a A1

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.

In December 2007, Standard & Poor's and Moody's withdrew the ratings assigned to PEC's commercial paper at the request of Integrys Energy Group.

On November 13, 2007, Standard & Poor's revised the outlook on Integrys Energy Group and all of its subsidiaries to stable from negative.  Standard & Poor’s outlook had been negative since February 21, 2007 for all Integrys Energy Group companies, as discussed below.  The revised outlook reflects Integrys Energy Group's progress to improve its financial position and business profiles since its one-notch downgrade on February 21, 2007.  On November 13, 2007, Standard & Poor's also reaffirmed its A rating on WPSC's senior secured debt.

On September 6, 2007, Standard & Poor's raised the senior secured debt for NSG one notch from A- to A.  The new rating was the result of a review and changes made to the collateral coverage requirements Standard and Poor's uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on Integrys Energy Group to A- from A and removed it from CreditWatch with negative implications.  Standard & Poor's also lowered Integrys Energy Group's unsecured ratings to BBB+ from A and all other issue-specific ratings by one notch.  Standard & Poor's stated that the ratings actions were due to concerns related to plans to expand its energy marketing business, the dividend requirements resulting from the PEC merger, moderate capital expenditure requirements, lower than expected performance at MGUC and MERC, uncertainty regarding future rate relief, and full integration of the newly acquired PEC utilities.  At the same time, Standard & Poor's lowered all WPSC's issue-specific ratings by one notch as they stated "WPSC's liquidity is being pressured by its ongoing construction program."  Standard & Poor's affirmed all PEC,

PGL, and NSG ratings.  Standard & Poor's outlook for all Integrys Energy Group related companies was negative pending successful integration of recent acquisitions.

On February 21, 2007, Moody's downgraded the senior unsecured rating of Integrys Energy Group to A3 from A1, the bank credit facility to A3 from A1, the commercial paper rating to Prime-2 from Prime-1, and the junior subordinated notes to Baa1 from A2.  Moody's also downgraded WPSC's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, and its preferred stock to A3 from A2 and confirmed WPSC's commercial paper rating at Prime-1.  At the same time, Moody's affirmed the ratings of PGL and NSG.  Moody's actions to downgrade were due to concerns about increases in Integrys Energy Group's consolidated debt levels and business risk profile evidenced by the increased scale and scope of the post merger non-regulated energy marketing business plus the entry into the historically more challenging regulatory jurisdiction of Illinois.  Moody's outlook for all Integrys Energy Group related companies is stable.

On February 21, 2007, Moody's also upgraded the senior unsecured rating of PEC to A3 from Baa2, conforming it with those of Integrys Energy Group, and affirmed all other ratings for PEC.  Moody's actions to upgrade the senior unsecured rating were due to the expected business risk improvement from the merger with Integrys Energy Group, which resulted in the sale of PEP and transferred PEC's energy and marketing business to Integrys Energy Services, leaving PEC holding only the two regulated subsidiaries, PGL and NSG.  In addition, the upgrade reflects Integrys Energy Group's guaranty of the $325.0 million of PEC 6.90% notes due in 2011.

Discontinued Operations

Net cash provided by discontinued operations was $690.2 million in 2007 and $61.0 million in 2006.  The increase in net cash provided by discontinued operations was driven by approximately $879.1 million of proceeds received from the sale of PEP in the third quarter of 2007.  Post-closing adjustments in the amount of $9.9 million were settled in February 2008 related to this sale, which reduced the sale price to $869.2 million.  These post-closing adjustments were funded through other current liabilities at December 31, 2007 and, therefore, are included in Note 1(d), "Cash and Cash Equivalents," as a non-cash transaction.

Net cash provided by discontinued operations was $61.0 million in 2006 and $59.1 million in 2005.  The increase in cash provided by discontinued operations in 2006 was driven by a decrease in cash paid for emission allowances required to operate Sunbury in 2006, compared with 2005 (substantially all of the emission allowances required to operate Sunbury through the 2006 sale were purchased in 2005), and by the $33.6 million of proceeds received from the sale of Sunbury in 2006.  These increases were partially offset by $110.9 million of proceeds received from the sale of Sunbury's allocated emission allowances in 2005 (which was partially offset by income taxes paid related to the gain on the sale of these emission allowances).

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries.

Contractual Obligations	Total	Payments Due By Period
As of December 31, 2007 (Millions)	Amounts Committed	2008	2009-2010	2011-2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$3,642.2	$186.5	$522.2	$910.6	$2,022.9
Operating lease obligations	43.7	8.3	13.4	12.4	9.6
Commodity purchase obligations(2)	6,986.7	3,352.6	2,102.8	784.7	746.6
Purchase orders(3)	349.1	336.1	9.4	2.5	1.1
Other (4)	379.5	72.1	79.8	40.0	187.6
Total contractual cash obligations	$11,401.2	$3,955.6	$2,727.6	$1,750.2	$2,967.8

(1) Represents bonds issued, notes issued, and loans made to Integrys Energy Group and its subsidiaries.  All principal obligations are recorded on the Consolidated Balance Sheet.  For purposes of this table, it is assumed that the interest rates on variable rate debt at December 31, 2007 will remain in effect until the debt matures.

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

(4) Mainly represents expected pension and postretirement funding obligations.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $704.2 million at December 31, 2007, as the amount and timing of payments are uncertain.  See Note 17,"Commitments and Contingencies," for more information about environmental liabilities.  Also, the table does not reflect any payments for our liability at December 31, 2007, for unrecognized tax benefits.  See Note 16, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2008 through 2010 are as follows:

(Millions)
WPSC
Environmental projects	$300.4
Wind generation projects	252.0
Electric and natural gas distribution projects	223.2
Natural gas laterals to connect to Guardian pipeline	65.4
Weston 4 (1)	18.9
Other projects	131.9

UPPCO
Electric distribution projects and repairs and safety measures at hydroelectric facilities	54.4

MGUC
Natural gas pipe distribution system and underground natural gas storage facilities	21.9

MERC
Natural gas pipe distribution system	50.1

PGL
Natural gas pipe distribution system and underground natural gas storage facilities (2)	451.0

NSG
Natural gas pipe distribution system	30.5

Integrys Energy Services
Miscellaneous projects and landfill natural gas project	22.2

IBS
Corporate services infrastructure projects	80.3
Total capital expenditures	$1,702.2

(1)
As of December 31, 2007, WPSC has incurred a total cost of approximately $516 million related to its ownership interest in the project.  WPSC has incurred approximately $77 million and expects to incur an additional $16 million related to the construction of the transmission facilities required to support Weston 4.  ATC will reimburse WPSC for these transmission facilities and related carrying costs (approximately $8 million in carrying costs) when Weston 4 becomes operational.  Weston 4 is scheduled to be placed in service in the first quarter of 2008.

(2)	Includes approximately $100 million of expenditures related to the accelerated replacement of cast iron mains at PGL. The expenditures were initially included in a request for recovery in a rider to PGL's rate case; however, the ICC rejected the rider. The company is investigating alternative recovery options. See Note 23, "Regulatory Environment," for more information on the PGL rate case.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $47 million for the period 2008 through 2010.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends.  Other capital expenditures for Integrys Energy Group and its subsidiaries for 2008 through 2010 could be significant depending on its success in pursuing development and acquisition opportunities.  When appropriate, Integrys Energy Group may seek nonrecourse financing for a portion of the cost of these acquisitions.

Capital Resources

As of December 31, 2007, Integrys Energy Group and each of its subsidiaries were in compliance with all of their respective covenants under their lines of credit and other debt obligations.

For the period 2008 through 2010, Integrys Energy Group plans to use internally generated funds net of forecasted dividend payments, cash proceeds from asset sales, and debt and equity financings to fund capital requirements.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

See Note 13, "Short-Term Debt and Lines of Credit," for more information on our credit facilities and other short-term credit agreements.

In April 2006, Integrys Energy Group filed a shelf registration under the new SEC securities offering reform rules for the ability to issue debt, equity, and certain types of hybrid securities.  This shelf registration statement includes the unused capacity remaining under Integrys Energy Group's prior registration statement.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.  Under the new SEC securities offering reform rules, Integrys Energy Group will be able to issue securities under this registration statement for three years.  Integrys Energy Group's Board of Directors has authorized issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement, $300 million of which was used in December 2006 when Integrys Energy Group issued junior subordinated notes.

In May 2004, WPSC filed a shelf registration with the SEC authorizing the issuance of up to $350 million of senior debt securities.  WPSC issued $125 million of senior debt securities under this registration statement in December 2006 and an additional $125 million of senior debt securities under this registration statement in November 2007, leaving existing capacity under the registration statement of $100 million as of December 31, 2007.

Other Future Considerations

Asset Management Strategy

Integrys Energy Group continues to pursue alternatives for the sale of the balance of its identified real estate holdings no longer needed for operation.

Regulatory Matters and Rate Trends

To mitigate the volatility of electric fuel generation and purchased power costs in 2008 and beyond, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

In WPSC's retail electric rate case proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment.  The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral.  In WPSC's rate case proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee.  The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee.  None of these disallowed costs were found to be imprudent by the PSCW.  Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at December 31, 2007, will be collected from ratepayers.

Forecasting and monitoring of fuel costs have become extremely difficult for both the PSCW and WPSC.  These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices.  In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSCW Chapter 116 fuel rules for large rate increases due to increased natural gas prices.  In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules.  On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1%, which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  On May 3, 2007, the PSCW directed staff to prepare a draft rule revision to PSCW Chapter 116 fuel rules incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  The PSCW staff circulated a draft rule to that effect and the parties have commented on the draft rule.  The draft rule is currently awaiting PSCW action.

For a discussion of regulatory filings and decisions, see Note 23, "Regulatory Environment."

See Note 9, "Regulatory Assets and Liabilities," for a list of regulatory assets and liabilities recorded at December 31, 2007.

Natural Gas Charge Reconciliation Proceedings and Related Matters

For the Integrys Energy Group regulated retail gas operations, the ICC, PSCW, MPUC, and MPSC conduct annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties.

For additional information on the Gas Charge Reconciliation Proceedings and Related Matters, see Note 17, "Commitments and Contingencies."

Industry Restructuring

-Illinois-

The Illinois Attorney General filed a complaint at FERC on March 15, 2007, against 15 power generators and suppliers that won contracts in the auction to supply Commonwealth Edison and the three Ameren utilities. Integrys Energy Services was named in the complaint because it won three tranches of approximately 50 megawatts each in the auction.  On August 29, 2007, the Attorney General filed a motion to voluntarily dismiss the pending action at the FERC with prejudice. The FERC ruled on that motion and issued an order dismissing the people's claims based on the Illinois 2006 power auction "with prejudice, and terminating the proceeding."

On the heels of the Illinois Attorney General's complaint filed at FERC, two class action lawsuits were filed by various ratepayers in Cook County. Those complaints, which essentially mirrored the Attorney General's complaint, were removed to federal court. Motions to dismiss these cases filed by the defendants were granted on December 21, 2007, and the cases were dismissed without prejudice.

-Maine-

Integrys Energy Services continues to serve retail customers in both northern and southern Maine by way of direct customer contracts and Standard Offer Service for a number of utilities.  Northern Maine customers experienced a significant increase in their energy supply rates starting January 1, 2007.  This increase was a result of the competitive bid process conducted in late 2006 whereby Integrys Energy Services was the successful bidder.  Integrys Energy Services is currently petitioning the Maine Public Utilities Commission for rate relief as a result of market rule changes in the northern Maine market.

These changes are a part of bidder conditions for the utility Standard Offer Service (default service) that was included in Integrys Energy Services' bid in late 2006.

The legislature is back in session and there are a few bills that will be of interest to Integrys Energy Services, ranging from the creation of a Northern Maine Power Authority, changes/enhancements to transmission investment, encouragement of wind development, and different levels of re-regulation.

New Renewable Portfolio Standard requirements are in effect for the state of Maine.  The new standard will cause Competitive Electric Providers to acquire 10% of new renewable generation by 2017.  As part of its obligations as an active Competitive Electricity Provider in Maine, Integrys Energy Services is working to meet this obligation with qualified generators.

Seams Elimination Charge Adjustment

For a discussion of SECA, see Note 23, "Regulatory Environment."

Income Taxes

-Michigan Taxes-

On July 12, 2007, the Michigan Governor signed legislation that replaced the Single Business Tax with an effective date of January 1, 2008.  On September 30, 2007, the Michigan legislature passed, and the governor signed into law, a "SFAS No. 109" amendment to the new Michigan Business Tax (MBT), providing a future tax deduction for existing book-tax differences.  This legislation allows companies to record a state deferred tax asset for this future tax deduction, which offsets the state deferred tax liability recorded in the third quarter of 2007 for this new MBT.

On September 30, 2007, the Michigan legislature passed a bill that will expand the state's 6% sales tax to additional services.  The Governor signed the legislation on September 30, 2007.  On December 1, 2007, the Governor signed legislation that would repeal the previous expansion of the state's sales tax.  The same legislation added an annual surcharge to taxpayer's MBT liability.  These new provisions discussed above are effective as of January 1, 2008, at which time we began recording the effects on current earnings.

Environmental

See Note 17, "Commitments and Contingencies," for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015.  The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs.  As of December 31, 2007, approximately 4% of Integrys Energy Group's generation in Wisconsin is from renewable sources.  Integrys Energy Group continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.  Currently, WPSC is negotiating a transaction to purchase a 99-megawatt wind generation project, to be constructed in Howard County, Iowa.  An agreement with the counterparty is anticipated to be reached in the first quarter of 2008.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes an alternative method of receiving pre-construction approval for significant generating plant additions versus the alternative of building a generation plant and then seeking approval for recovery of costs.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been introduced, though none have been enacted at this time.

Midwest Independent Transmission System Operator

WPSC, UPPCO, and Integrys Energy Services are members of the MISO, which operates a financial and physical electric wholesale market in the Midwest.  The market pricing is based on a locational marginal pricing system.  MISO participants offer their generation and bid their customer load into the market on an hourly basis and on a day ahead basis.  This results in net receipts from, or net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and provides bi-weekly settlement statements.  These disputable settlements have an adjustment period based on the subsequent data which may require billing adjustments resulting in increases or decreases to the net MISO receipt or obligation.  For WPSC and UPPCO, it is anticipated that the billing adjustments will be recovered through the state rate recovery process.

New Accounting Pronouncements

See Note 1(v), "New Accounting Pronouncements," for a detailed discussion of new accounting pronouncements.

GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS

See Note 18, "Guarantees," for information regarding guarantees.

MARKET PRICE RISK MANAGEMENT ACTIVITIES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of Integrys Energy Services, along with oil options used to mitigate the risk of an increase in oil prices.  Integrys Energy Services' marketing and trading operations manage electricity and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments.  Derivative instruments are utilized in these operations.

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Consolidated Balance Sheet, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges) or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the year ended December 31, 2007.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2006(1)	$(4.7)	$105.2	$7.1	$107.6
Plus: Contracts assumed in the merger with PEC	-	6.9	0.5	7.4
Less: Contracts realized or settled during period(2)	(4.7)	120.6	(38.8)	77.1
Plus: Changes in fair value of contracts in existence at December 31, 2007(3)	(0.2)	98.0	1.9	99.7
Fair value of contracts at December 31, 2007(1)	$(0.2)	$89.5	$48.3	$137.6

(1) Reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2) Includes the value of contracts in existence at December 31, 2006, that were no longer included in the net mark-to-market assets as of December 31, 2007, along with the amortization of contracts originally accounted for as derivatives and later designated as normal purchases and sales under SFAS No. 133.

(3) Includes unrealized gains and losses on contracts that existed at December 31, 2006, and contracts that were entered into subsequent to December 31, 2006, which are included in Integrys Energy Services' portfolio at December 31, 2007, as well as gains and losses at the inception of contracts when a liquid market exists.

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

Integrys Energy Services Risk Management Contract Aging at Fair Value As of December 31, 2007 (Millions)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Prices actively quoted(1)	$37.2	$30.8	$10.8	$-	$78.8
Prices provided by external sources(2)	7.5	36.9	3.0	-	47.4
Prices based on models and other valuation methods	-	-	-	11.4	11.4
Total fair value	$44.7	$67.7	$13.8	$11.4	$137.6

(1) Includes exchange-traded contracts such as NYMEX and ICE contracts and basis swaps.

(2) Includes electric and natural gas contract positions for which pricing information, used by Integrys Energy Services to calculate fair value, is obtained primarily through broker quotes and other publicly available sources.

CRITICAL ACCOUNTING POLICIES

Integrys Energy Group has identified the following accounting policies to be critical to the understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  Integrys Energy Group's management has discussed these critical accounting policies with the Audit Committee of the Board of Directors.

Risk Management Activities

Integrys Energy Group has entered into contracts that are accounted for as derivatives under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.  At December 31, 2007, those derivatives not designated as hedges are primarily commodity contracts used to manage price risk associated with natural gas and electricity purchase and sale activities.  The utilities defer the effects of mark-to-market accounting for most energy-related derivatives as regulatory assets or liabilities, pursuant to SFAS No. 71.  In addition, Integrys Energy Group may apply the normal purchases and sales exception, provided by SFAS No. 133, as amended, to certain derivative contracts.  The normal purchases and sales exception provides that recognition of gains and losses in the consolidated financial statements is not required until the settlement of the contracts.

Cash flow hedge accounting treatment may be used when Integrys Energy Group enters contracts to buy or sell a commodity at a fixed price for future delivery to protect future cash flows corresponding with anticipated physical sales or purchases.  Fair value hedge accounting may be used when Integrys Energy Group holds assets or firm commitments and enters into transactions that hedge the risk that the price of a commodity may change between the contract's inception and the physical delivery date of the commodity.  To the extent that the hedging instrument is fully effective in offsetting the transaction being hedged, there is no impact on income available for common shareholders prior to settlement of the hedge.

Derivative contracts that are determined to fall within the scope of SFAS No. 133, as amended, are recorded at fair value on the Consolidated Balance Sheets of Integrys Energy Group.  Changes in fair value, except those related to derivative instruments designated as cash flow hedges or qualifying for regulatory deferral, are generally included in the determination of income available for common shareholders at each financial reporting date until the contracts are ultimately settled.  When available, quoted market prices are used to determine a contract's fair value.  If no active trading market exists for a commodity or for a contract's duration, fair value is estimated through the use of internally developed valuation techniques or models using external information wherever possible.  Such estimates require significant judgment as to assumptions and valuation methodologies deemed appropriate by Integrys Energy Group's management.  Like most commodity markets, after some length of time, markets for natural gas and power become relatively illiquid, making it difficult to obtain reliable price information.

As a component of the fair value determination, Integrys Energy Group considers the requirements to service certain of its contracts as well as counterparty credit risk and liquidity risk.  This component of the fair value determination is especially subjective because limited liquid market information is available. Under SFAS No. 157, "Fair Value Measurements," beginning January 1, 2008, Integrys Energy Services will no longer include transaction costs in these fair value determinations.  See Note 1(v), "New Accounting Pronouncements," for more information on this topic.  The effect of changing the underlying assumptions for this component of fair value at December 31, 2007, is as follows:

Change in Component	Effect on Fair Value of Net Risk Management Assets at December 31, 2007 (Millions)
100% increase	$27.1 decrease
50% decrease	$13.5 increase

These potential changes in fair value would be included in current and long-term liabilities from risk management activities on the Consolidated Balance Sheets and as part of nonregulated revenue on the Consolidated Statements of Income, unless the related contracts are designated as cash flow hedges, in which case potential changes would be included in Other Comprehensive Income - Cash Flow Hedges on the Consolidated Statements of Common Shareholders' Equity.

Purchase Accounting

The merger with PEC in 2007, as well as the acquisitions of natural gas distribution operations in Michigan and Minnesota in 2006, were accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations".  Under this statement, the purchase price paid by the acquirer, including transaction costs, is allocated to the assets and liabilities acquired as of the acquisition date based on their fair values.  The per share fair value of the common stock issued by Integrys Energy Group for the acquisition of PEC was determined by using the average market value of Integrys Energy Group's common stock over a five-day period, beginning two days before the announcement date of the merger.  As Integrys Energy Group announced its intent to sell PEP at the time of the closing of the merger, the PEP assets and liabilities were reported at estimated fair value less costs to sell.

Management makes estimates of fair value based upon historical experience and information obtained from the management of the acquired company.  Assumptions may be incomplete, and unanticipated events and circumstances may occur which may affect the validity of such assumptions, estimates, or actual results.  As discussed below within "Asset Impairment," a significant amount of goodwill resulted from these acquisitions, which requires impairment testing on at least an annual basis.

In conjunction with the PEC merger, the most significant fair value adjustments related to nonderivative commodity contracts and customer relationships, which were recorded as intangible assets at Integrys Energy Services. The intangible asset related to the contracts is being amortized into earnings as the contracts settle, and the intangible asset related to customer relationships is being amortized over the estimated lives of those relationships. The amortization of these items had a negative impact on earnings in 2008.

PGL, NSG, MGUC, and MERC are predominantly regulated utilities; therefore, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the fair value of the majority of their assets and liabilities did not change significantly as a result of applying purchase accounting.

Environmental Activities Relating to Former Manufactured Gas Operations

Integrys Energy Group's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (manufactured gas sites).  The utility subsidiaries are accruing and deferring the costs they incur in connection with environmental activities at the manufactured gas sites pending recovery through rates or from other entities.  The amounts deferred include costs incurred but not yet recovered through rates and management's best estimates of the costs that the utilities will incur in investigating and remediating the manufactured gas sites.  Management's estimates are based upon a probabilistic model and an ongoing review by management of future investigative and remedial costs.

Integrys Energy Group considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other potential responsible parties.  (See Note 17, "Commitments and Contingencies" for further discussion of environmental matters).

Asset Impairment

Integrys Energy Group annually reviews its assets for impairment.  SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and SFAS No. 142, "Goodwill and Other Intangible Assets," form the basis for these analyses.

WPSC recorded goodwill of $36.4 million in its natural gas utility segment resulting from the Wisconsin Fuel and Light acquisition in 2001.  In 2006, Integrys Energy Group recorded $267.0 million of goodwill in conjunction with the acquisition of the natural gas distribution operations in Michigan and Minnesota.  In 2007, $644.9 million of goodwill attributable to the PEC merger was recorded.  The goodwill for each of our reporting units is tested for impairment annually or when events or circumstances warrant based on the guidance of SFAS No. 142.  The test for impairment includes estimating the fair market value of each reporting unit using assumptions about future profitability of the reporting units.  A significant decrease in market values and/or projected future cash flows could result in an impairment loss.

The review for impairment of tangible assets is more critical to Integrys Energy Services than to our other segments because of its significant investment in property, plant, and equipment and lack of access to rate setting based on cost of service that is available to our regulated segments.  At December 31, 2007, the carrying value of Integrys Energy Services' property, plant, and equipment totaled $140.1 million.  Integrys Energy Group believes that the accounting estimate related to asset impairment of power plants is a "critical accounting estimate" because:  (1) the estimate is susceptible to change from period to period because it requires management to make assumptions about future market sales pricing, production costs, capital expenditures, and generation volumes and (2) the impact of recognizing an impairment could be material to our financial position or results of operations.  Management's assumptions about future electricity and capacity prices and generation volumes require significant judgment because actual prices and generation volumes have fluctuated in the past as a result of changing fuel costs, environmental changes, and required plant maintenance and are expected to continue to do so in the future.

The primary estimates used at Integrys Energy Services in the impairment analyses are future revenue streams and operating costs.  A combination of inputs from both internal and external sources is used to project revenue streams.  Integrys Energy Services forecasts future operating costs with input from external sources for fuel costs and forward energy prices.  These estimates are modeled over the projected remaining life of the power plants using the methodology defined in SFAS No. 144.  Integrys Energy Services evaluates property, plant, and equipment for impairment whenever indicators of impairment exist.  These indicators include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the assets or business strategy related to such assets, and significant negative industry or economic trends.  SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements.  For assets held for sale, impairment charges are recorded if the carrying value of such assets exceeds the estimated fair value less costs to sell.  The amount of impairment recognized is calculated by reducing the carrying value of the asset to its fair value (or fair value less costs to sell if held for sale).

Throughout 2007, Integrys Energy Services tested various power plants for impairment whenever events or changes in circumstances indicated that their carrying amount might not be recoverable.  No impairment charges were recorded in 2007 as a result of the recoverability tests.  Results of past impairment tests may not necessarily be an indicator of future results given the nature of the accounting estimates involved, as discussed more fully above.  Changes in actual results or assumptions could result in an impairment.

Receivables and Reserves

Our regulated natural gas and electric utilities and Integrys Energy Services accrue estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales, and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations.  At December 31, 2007 and 2006, Integrys Energy Group's unbilled revenues were $464.7 million and $184.8 million, respectively.  Any difference between actual sales and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

Integrys Energy Services, UPPCO, MERC, MGUC, PGL, and NSG record reserves for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet.  WPSC, however, records a regulatory asset to offset its uncollectible reserve.  The reserve is most critical to PGL because their accounts receivables have higher credit risk and are sensitive to the price of natural gas, and to Integrys Energy Services because their receivables comprise the majority of the total.  PGL’s reserve for uncollectible accounts reflects its best estimates of probable losses on the accounts receivable balances.  The reserve is based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of natural gas prices and weather.  Each quarter, PGL evaluates the adequacy of the reserve for uncollectible accounts based on the most current available information and adjusts the reserve for changes in estimated probable accounts receivable losses.  Integrys Energy Services calculates the reserve for potential uncollectible customer receivable balances by applying an estimated bad debt experience rate to each past due aging category and reserving for 100% of specific customer receivable balances deemed to be uncollectible.  The basis for calculating the reserve for receivables from wholesale counterparties considers netting agreements, collateral, and guarantees.  If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to the expense and uncollectible reserve balance.

Pension and Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 19, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and earnings on plan assets.  Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates used in determining the projected pension and other postretirement benefit obligations and pension and other postretirement benefit costs, and health care cost trends.  Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

Integrys Energy Group's pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments.  Fluctuations in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods.  Management believes that such changes in costs would be recovered at our regulated segments through the ratemaking process.

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported annual pension cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Projected Benefit Obligation	Impact on Pension Cost
Discount rate	(0.5)	$66.3	$2.4
Discount rate	0.5	(61.8)	(3.6)
Rate of return on plan assets	(0.5)	N/A	5.2
Rate of return on plan assets	0.5	N/A	(5.2)

The following chart shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported annual other postretirement benefit cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on Postretirement Benefit Cost
Discount rate	(0.5)	$24.8	$2.3
Discount rate	0.5	(22.8)	(1.9)
Health care cost trend rate	(1.0)	(41.1)	(6.9)
Health care cost trend rate	1.0	49.7	7.7
Rate of return on plan assets	(0.5)	N/A	1.1
Rate of return on plan assets	0.5	N/A	(1.1)

Integrys Energy Group utilizes the assistance of its plan actuaries in determining the expected timing of cash outflows from plan payments.  Integrys Energy Group considers bonds, rated by Moody's as "Aa" or better, when determining the discount rate at the measurement date.  Regression analysis is applied to construct a best-fit curve that makes coupon yields to maturity a function of time to maturity.  The pension or retiree medical cash flows are then matched to the appropriate spot rates and discounted back to the measurement date.

To select an assumed long-term rate of return on qualified plan assets, the historical returns and the future expectations for returns for each asset class are considered, as well as the target allocation of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2007, 2006, and 2005.  For 2007, 2006, and 2005, the actual rates of return on pension plan assets, net of fees, were 6.2%, 11.3%, and 6.9%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  Realized and unrealized gains and losses on plan assets are recognized for purposes of calculating benefit cost over a five-year period.  Because of this method, the future value of assets will be impacted as previously deferred gains or losses are recorded.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  More information on health care cost trend rates can be found in Note 19, "Employee Benefit Plans."

For a table showing future payments that Integrys Energy Group expects to make for pension and other postretirement benefits, see Note 19, "Employee Benefit Plans."

Regulatory Accounting

The electric and natural gas utility segments of Integrys Energy Group follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments.  We defer certain items that would otherwise be immediately recognized as expenses and revenues because our regulators have authorized deferral of these items as regulatory assets and regulatory liabilities for future recovery or refund to customers.  Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the utility segments, and the status of any pending or potential deregulation legislation.  Once approved, we amortize the regulatory assets and liabilities into income over the rate recovery period.  If recovery of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

If our regulated electric and natural gas utility segments would no longer meet the criteria for application of SFAS No. 71, we would discontinue its application as defined under SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of SFAS No. 71."  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of Integrys Energy Group's' regulatory assets and regulatory liabilities at December 31, 2007, would result in a 11.1% decrease in total assets and a 4.7% decrease in total liabilities.

Tax Provision

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet.  We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance, which is offset by an adjustment to income tax expense in the income statement.  The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently.  As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109."  As allowed under Interpretation No. 48, Integrys Energy Group elected to change its method of accounting to record interest and penalties paid on income tax obligations as a component of income tax expense.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax law and regulation across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on Integrys Energy Group's financial condition and results of operations.

IMPACT OF INFLATION

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and report operating results in terms of historic cost.  The statements provide a reasonable, objective, and quantifiable statement of financial results, but they do not evaluate the impact of inflation.  For our regulated operations, to the extent we are not recovering the effects of inflation, we will file rate cases as necessary in the various jurisdictions.  Our nonregulated businesses include inflation in forecasted costs.  However, any increase from inflation is offset with projected business growth.  Therefore, the estimated effect of inflation on our nonregulated businesses is minor.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks and Other Significant Risks

Integrys Energy Group has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return risk, and principal preservation risk.  Integrys Energy Group is also exposed to other significant risks due to the nature of our subsidiaries' business and the environment in which we operate.  Integrys Energy Group has risk management policies in place to monitor and assist in controlling these risks and may use derivative and other instruments to manage some of these exposures, as further described below.

Commodity Price Risk and Regulatory Recovery Risk

Utilities

The electric utilities of Integrys Energy Group purchase natural gas and coal for use in power generation. They also purchase power on the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  As a result, the electric utilities are subject to commodity price risk, which they manage in a number of ways, the primary method being fuel recovery mechanisms reflected in the rates charged to customers.

Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by UPPCO and by the Michigan retail electric operations and wholesale electric operations of WPSC.  The costs of natural gas used by the natural gas utility subsidiaries are generally also recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPSC's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations, but annual rate cases have mitigated the year-to-year price risk.  For intra-year price risk, a "fuel window" mechanism is used to recover costs resulting from significant price volatility.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% (the range for 2007 and 2008), a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover, on an annualized basis, the projected increase in the cost of fuel and purchased power.  For 2008, under the order approving the PEC merger, WPSC was allowed to adjust Wisconsin retail electric rates effective January 1, 2008, subject to the fuel window, to take into account the impact of natural gas prices on purchased power costs, as well as changes in the price of coal, rail costs to ship the coal, and natural gas used for fuel.  However, for 2008, WPSC was not allowed to adjust retail electric rates for other changes.

To manage commodity price risk, our regulated utilities enter into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.  In addition, the electric operation of WPSC and the natural gas operations of WPSC, PGL, NSG, and MERC are employing risk management techniques pursuant to the risk policies approved by their respective regulators, which include the use of derivative instruments such as swaps, futures and options.

Nonregulated Subsidiary

As part of its trading activities, Integrys Energy Services seeks to generate profits from the volatility of the price of electricity by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets where Integrys Energy Services has market expertise, under risk management policies set by management and approved by Integrys Energy Group's Board of Directors.  Integrys Energy Services also seeks to reduce market price risk and extract additional value from its generation and customer contract portfolios through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).

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

VaR is used to describe a probabilistic approach to quantifying the exposure to market risk.  The VaR amount represents an estimate of the potential change in fair value that could occur from changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period.  VaR models are relatively sophisticated.  However, the quantitative risk information is limited by the parameters established in creating the model.  The instruments being used may have features that could trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used.  VaR is not necessarily indicative of actual results that may occur.  In addition to VaR, Integrys Energy Services employs other risk measurements including mark-to-market valuations and stress testing.  In conjunction with the VaR analysis, these other risk measurements provide the risk management analysis for Integrys Energy Services' risk exposure.

Integrys Energy Services' VaR is estimated using a delta-normal approximation based on a one-day holding period and a 95% confidence level.  The delta-normal approximation is based on the assumption that changes in the value of the portfolio over short time periods, such as one day, are normally distributed.  Integrys Energy Services' VaR calculation includes derivative financial and commodity instruments, such as forwards, futures, swaps, and options, as well as commodities held in inventory, such as natural gas held in storage, to the extent such positions are significant.

The VaR for Integrys Energy Services' trading portfolio is presented in the following table:

(Millions)	2007	2006

95% confidence level, one-day holding period, one-tailed December 31	$0.9	$0.9
Average for twelve months ended December 31	1.1	1.1
High for 12 months ended December 31	1.3	1.5
Low for 12 months ended December 31	0.9	0.9

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter-ends.

Interest Rate Risk

Integrys Energy Group is exposed to interest rate risk resulting from its variable rate long-term debt and short-term borrowings.  Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes in interest rates.  Integrys Energy Group enters into long-term fixed rate debt when it is advantageous to do so.  Integrys Energy Group may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure.

Due to decreases in short-term commercial paper borrowings in the last year, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at December 31, 2007, a hypothetical increase in market interest rates of 100 basis points in 2007 would have increased annual interest expense by $6.5 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2006, an increase in interest rates of 100 basis points would have increased interest expense by approximately $7.5 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group's exposure to the change.

Equity Return and Principal Preservation Risk

Integrys Energy Group currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Integrys Energy Group maintains qualified pension plans for employees' retirement.  Declines in the equity markets or declines in interest rates may result in increased future pension costs for the plan and possible future required contributions. Changes in the market value of investments related to other employee benefits could also impact future contributions.  Integrys Energy Group monitors the trust fund portfolio by benchmarking the performance of the investments against certain security indices. Most of the employee benefit costs relate to Integrys Energy Group's regulated utilities. As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.  MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Integrys Energy Group and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting.  Integrys Energy Group's control systems were designed to provide reasonable assurance to Integrys Energy Group's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Integrys Energy Group's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2007, Integrys Energy Group's internal control over financial reporting is effective based on those criteria.

Integrys Energy Group, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of Integrys Energy Group's internal control over financial reporting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

B.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Integrys Energy Group, Inc.:

We have audited the internal control over financial reporting of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2007	2006	2005

Nonregulated revenue	$6,987.0	$5,156.7	$5,301.3
Utility revenue	3,305.4	1,734.0	1,524.2
Total revenues	10,292.4	6,890.7	6,825.5

Nonregulated cost of fuel, natural gas, and purchased power	6,676.2	4,968.9	5,139.5
Utility cost of fuel, natural gas, and purchased power	2,044.2	1,006.1	801.2
Operating and maintenance expense	922.1	484.3	525.9
Depreciation, amortization, and decommissioning expense	195.1	121.3	149.7
Taxes other than income taxes	87.4	60.9	50.3
Operating income	367.4	249.2	158.9

Miscellaneous income	64.1	42.8	88.8
Interest expense	(164.5)	(99.2)	(62.0)
Minority interest	0.1	3.8	4.5
Other (expense) income	(100.3)	(52.6)	31.3

Income before taxes	267.1	196.6	190.2
Provision for income taxes	86.0	45.0	39.6
Income from continuing operations	181.1	151.6	150.6

Discontinued operations, net of tax	73.3	7.3	11.5
Income before cumulative effect of change in
accounting principle	254.4	158.9	162.1

Cumulative effect of change in accounting principle, net of tax	-	-	(1.6)
Income before preferred stock dividends of subsidiary	254.4	158.9	160.5

Preferred stock dividends of subsidiary	3.1	3.1	3.1
Income available for common shareholders	$251.3	$155.8	$157.4

Average shares of common stock
Basic	71.6	42.3	38.3
Diluted	71.8	42.4	38.7

Earnings (loss) per common share (basic)
Income from continuing operations	$2.49	$3.51	$3.85
Discontinued operations, net of tax	$1.02	$0.17	$0.30
Cumulative effect of change in accounting principle, net of tax	-	-	(0.04)
Earnings per common share (basic)	$3.51	$3.68	$4.11

Earnings (loss) per common share (diluted)
Income from continuing operations	$2.48	$3.50	$3.81
Discontinued operations, net of tax	$1.02	$0.17	$0.30
Cumulative effect of change in accounting principle, net of tax	-	-	(0.04)
Earnings per common share (diluted)	$3.50	$3.67	$4.07

Dividends per common share	$2.56	$2.28	$2.24

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$41.2	$23.2
Restricted cash	-	22.0
Accounts receivable - net of reserves of $51.3 and $17.0, respectively	1,405.3	1,037.3
Accrued unbilled revenues	464.7	184.8
Inventories	663.4	456.3
Assets from risk management activities	840.7	1,068.6
Regulatory assets	141.7	8.7
Assets held for sale	-	6.1
Other current assets	169.3	120.4
Current assets	3,726.3	2,927.4

Property, plant, and equipment, net	4,463.8	2,534.8
Regulatory assets	1,102.3	430.1
Assets from risk management activities	459.3	308.2
Goodwill	948.3	303.9
Pension assets	101.4	-
Other	433.0	357.3
Total assets	$11,234.4	$6,861.7

Liabilities and Shareholders' Equity
Short-term debt	$468.2	$722.8
Current portion of long-term debt	55.2	26.5
Accounts payable	1,331.8	949.4
Liabilities from risk management activities	813.5	1,001.7
Regulatory liabilities	77.9	22.8
Deferred income taxes	13.9	3.1
Other current liabilities	487.7	180.1
Current liabilities	3,248.2	2,906.4

Long-term debt	2,265.1	1,287.2
Deferred income taxes	494.4	97.6
Deferred investment tax credits	38.3	13.6
Regulatory liabilities	292.4	301.7
Environmental remediation liabilities	705.6	95.8
Pension and postretirement benefit obligations	247.9	188.6
Liabilities from risk management activities	372.0	264.7
Asset retirement obligations	140.2	10.1
Other	143.4	111.3
Long-term liabilities	4,699.3	2,370.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	3,235.8	1,533.6
Total liabilities and shareholders' equity	$11,234.4	$6,861.7

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

			Employee
			Stock Plan
			Guarantees and					Accumulated
			Deferred		Capital in			Other
	Comprehensive		Compensation	Common	Excess of	Retained	Treasury	Comprehensive
(Millions)	Income	Total	Trust	Stock	Par Value	Earnings	Stock	Income (Loss)

Balance at December 31, 2004	-	$1,091.8	$(8.4)	$37.5	$582.1	$497.0	$(0.3)	$(16.1)
Income available for common shareholders	$157.4	157.4	-	-	-	157.4	-	-
Other comprehensive income - cash flow hedges (net of tax of $7.9)	(12.1)	(12.1)	-	-	-	-	-	(12.1)
Other comprehensive income - minimum pension liability (net of tax of $11.4)	17.1	17.1	-	-	-	-	-	17.1
Other comprehensive income - available for sale securities (net of tax of $0.4)	0.6	0.6	-	-	-	-	-	0.6
Other comprehensive income - currency translation (net of tax of $0.1)	0.1	0.1	-	-	-	-	-	0.1
Comprehensive income	$163.1	-	-	-	-	-	-	-
Issuance of common stock	-	127.3	-	2.5	124.8	-	-	-
Dividends on common stock	-	(85.4)	-	-	-	(85.4)	-	-
Other	-	7.4	(2.5)	0.1	10.1	(0.3)	-	-

Balance at December 31, 2005	-	$1,304.2	$(10.9)	$40.1	$717.0	$568.7	$(0.3)	$(10.4)
Income available for common shareholders	$155.8	155.8	-	-	-	155.8	-	-
Other comprehensive income - cash flow hedges (net of tax of $0.4)	(0.6)	(0.6)	-	-	-	-	-	(0.6)
Other comprehensive income - minimum pension liability (net of tax of $1.6)	2.4	2.4	-	-	-	-	-	2.4
Other comprehensive income - available for sale securities (net of tax of $0.2)	(0.4)	(0.4)	-	-	-	-	-	(0.4)
Other comprehensive income - currency translation (net of tax of $0.2)	(0.3)	(0.3)	-	-	-	-	-	(0.3)
Comprehensive income	$156.9	-	-	-	-	-	-	-
Issuance of common stock	-	164.6	-	3.2	161.4	-	-	-
Dividends on common stock	-	(96.0)	-	-	-	(96.0)	-	-
Adjustments to initially apply SFAS No. 158 (net of tax of $2.9)	-	(4.5)	-	-	-	-	-	(4.5)
Other	-	8.4	(2.3)	0.1	10.9	(0.3)	-	-

Balance at December 31, 2006		$1,533.6	$(13.2)	$43.4	$889.3	$628.2	$(0.3)	$(13.8)
Income available for common shareholders	251.3	251.3				251.3
Other comprehensive income - cash flow hedge (net of taxes of $3.1)	4.9	4.9						4.9
Other comprehensive income - SFAS No. 158 unrecognized costs (net of taxes of $ 3.0)	3.8	3.8						3.8
Other comprehensive income - available for sale securities (net of taxes of $0.2)	0.4	0.4						0.4
Other comprehensive income - foreign currency translation (net of taxes of $2.2)	3.6	3.6						3.6
Comprehensive income	264.0
Issuance of common stock		45.6		1.1	44.5	-	-
Peoples Energy merger		1,559.3		31.9	1,527.4
Stock-based compensation		8.7			8.7
Dividends on common stock		(177.0)			-	(177.0)
Other		1.6	(1.5)		3.9	(0.6)		(0.2)

Balance at December 31, 2007		$3,235.8	$(14.7)	$76.4	$2,473.8	$701.9	$(0.3)	$(1.3)

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2007	2006	2005
Operating Activities
Income before preferred stock dividends of subsidiary	$254.4	$158.9	$160.5
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(73.3)	(7.3)	(11.5)
Depreciation, amortization, and decommissioning expense	195.1	121.3	149.7
Recovery (deferral) of Kewaunee outage expenses	18.0	9.5	(49.2)
Refund of non-qualified decommissioning trust	(70.6)	(54.5)	-
Deferral of Weston 3 outage expenses	(22.7)	-	-
Recoveries and refunds of other regulatory assets and liabilities	14.6	5.7	7.6
Amortization of nonregulated customer contract intangibles	21.0	-	-
Realized gain on investments held in trust, net of regulatory deferral	-	-	(15.7)
Unrealized (gains) losses on nonregulated energy contracts	(59.5)	7.3	(39.2)
Pension and postretirement expense	67.5	51.6	50.5
Pension and postretirement funding	(33.4)	(43.2)	(28.6)
Deferred income taxes and investment tax credit	66.8	12.4	9.0
Gains due to settlement of contracts pursuant to the merger with PEC	(4.0)	-	-
Gain on sale of interest in Guardian Pipeline, LLC	-	(6.2)	-
Gain on sale of WPS ESI Gas Storage, LLC	-	(9.0)	-
Gain on sale of partial interest in synthetic fuel operation	(2.7)	(6.4)	(7.1)
(Gain) Loss on sale of property, plant, and equipment	1.1	1.3	(5.5)
Equity income, net of dividends	2.4	14.4	10.9
Cumulative effect of change in accounting principles, net of tax	-	-	1.6
Other	(12.1)	25.2	(35.7)
Changes in working capital
Receivables, net	89.4	(10.0)	(499.8)
Inventories	(40.2)	(206.5)	(112.9)
Other current assets	0.9	(32.4)	(19.9)
Accounts payable	(96.5)	7.5	487.3
Other current liabilities	(77.7)	33.3	25.4
Net cash provided by operating activities	238.5	72.9	77.4

Investing Activities
Capital expenditures	(392.6)	(342.0)	(413.9)
Proceeds from the sale of property, plant, and equipment	15.6	4.5	12.0
Purchase of equity investments and other acquisitions	(66.5)	(60.1)	(82.6)
Proceeds from the sale of interest in Guardian Pipeline, LLC	-	38.5	-
Proceeds from the sale of WPS ESI Gas Storage, LLC	-	19.9	-
Proceeds from the sale of Kewaunee power plant	-	-	112.5
Proceeds from the sale of partial interest in Weston 4 power plant	-	-	95.1
Cash paid for transaction costs related to PEC merger	(14.4)	(5.5)	-
Proceeds from liquidation of non-qualified decommissioning trust	-	-	127.1
Purchases of nuclear decommissioning trust investments	-	-	(18.6)
Sales of nuclear decommissioning trust investments	-	-	18.6
Acquisition of natural gas operations in Michigan and Minnesota, net of liabilities assumed	1.9	(659.3)	-
Restricted cash for repayment of long-term debt	22.0	(22.0)	-
Transmission interconnection	(23.8)	(11.6)	(6.3)
Other	6.3	7.5	7.3
Net cash used for investing activities	(451.5)	(1,030.1)	(148.8)

Financing Activities
Short-term debt, net	(463.7)	458.0	(25.0)
Gas loans, net	34.4	(68.4)	(7.1)
Issuance of long-term debt	125.2	447.0	-
Repayment of long-term debt	(26.5)	(4.0)	(3.4)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(177.0)	(96.0)	(85.4)
Issuance of common stock	45.6	164.6	127.3
Other	5.9	(6.4)	(3.3)
Net cash provided by (used for) financing activities	(459.2)	891.7	-

Change in cash and cash equivalents - continuing operations	(672.2)	(65.5)	(71.4)
Change in cash and cash equivalents - discontinued operations
Net cash (used for) provided by operating activities	(109.3)	41.9	(15.0)
Net cash provided by investing activities	799.5	19.1	74.9
Net cash used for financing activities	-	-	(0.8)
Change in cash and cash equivalents	18.0	(4.5)	(12.3)
Cash and cash equivalents at beginning of year	23.2	27.7	40.0
Cash and cash equivalents at end of year	$41.2	$23.2	$27.7

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

G.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Nature of Operations--Integrys Energy Group is a holding company whose primary wholly owned subsidiaries at December 31, 2007, include WPSC, UPPCO, MGUC, MERC, PGL, NSG, and Integrys Energy Services.  Of these subsidiaries, six subsidiaries are regulated electric and/or natural gas utilities and one subsidiary, Integrys Energy Services, is a nonregulated energy supply and services company.  For more information about our regulated and nonregulated segments, see Note 24, "Segments of Business."

The term "utility" refers to the regulated activities of the electric and natural gas utility segments, while the term "nonutility" refers to the activities of the electric and natural gas utility segments that are not regulated.  The term "nonregulated" refers to activities at Integrys Energy Services.

The line item on the Consolidated Statements of Income "Income available for common shareholders," is net income.

(b)            Consolidation Basis of Presentation--The Consolidated Financial Statements include the accounts of Integrys Energy Group and all majority owned subsidiaries, after eliminating intercompany transactions and balances, and proportionate shares of jointly owned utility facilities.  If a minority owner's equity is reduced to zero, our policy is to record 100% of the subsidiary's losses until the minority owner makes capital contributions or commitments to fund its share of the operating costs.  The cost method of accounting is used for investments when Integrys Energy Group owns less than 20% of the voting equity of the company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee.  Investments in businesses not controlled by Integrys Energy Group, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.  For additional information on our equity method investments see Note 10, "Investments in Affiliates, at Equity Method."

Mergers and Acquisitions

Effective February 21, 2007, the PEC merger was consummated and the assets and liabilities, results of operations, and cash flows of PEC were included in Integrys Energy Group's Consolidated Financial Statements commencing February 22, 2007.  See Note 6, "Acquisitions and Sales of Assets," for more information.

The assets and liabilities, results of operations, and cash flows of MGUC and MERC were included in Integrys Energy Group's Consolidated Financial Statements effective April 1, and July 1, 2006, respectively.  See Note 6, "Acquisitions and Sales of Assets," for more information.

Dispositions

PEP's results of operations and cash flows were recorded as discontinued operations in 2007.  The sale of PEP was completed on September 28, 2007.  Refer to Note 4, "Discontinued Operations," for more information.

For all periods presented, certain assets and liabilities of Sunbury and Niagara have been reclassified as held for sale and Sunbury's and Niagara's results of operations and cash flows have been reclassified as discontinued operations.  Refer to Note 4, "Discontinued Operations," for more information.

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

(d)            Cash and Cash Equivalents--We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Consolidated Statements of Cash Flows:

(Millions)	2007	2006	2005

Cash paid for interest	$144.5	$87.6	$59.6
Cash paid for income taxes	198.1	37.7	50.4

Significant non-cash transactions were as follows:

(Millions)	2007	2006	2005

Weston 4 construction costs funded through accounts payable	$26.1	$32.0	$33.7
Equity issued for net assets acquired in PEC merger	1,559.3	-	-
Realized gain on settlement of contracts due to PEC merger	4.0	-	-
PEP post-closing adjustments funded through other current liabilities	9.9	-	-
Transaction costs related to the merger with Peoples Energy funded through other current liabilities	-	8.1	-

(e)            Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services rendered but not billed.  Currently there are no customers or industries that account for more than 10% of Integrys Energy Group's revenues.

Integrys Energy Group's regulated electric utility segment operations use automatic fuel and purchased power adjustment clauses for the retail electric portions of their business in Michigan and also for their FERC wholesale electric business.  There is a portion of Integrys Energy Group's wholesale electric business that limits cost recovery to no greater than the 2-year average rate charged to large industrial retail customers for that same period.  The Wisconsin retail electric portion of Integrys Energy Group's business uses a "cost variance range" approach, based on a specific estimated fuel and purchased power cost for the forecast year.  If the actual fuel and purchased power costs fall outside this range, the PSCW can authorize an adjustment to future rates.  Decreases to rates can be implemented without a hearing, unless requested by Integrys Energy Group, PSCW staff, or interveners, while increases to rates are generally subject to a hearing.

Billings to Integrys Energy Group's retail electric customers under the MPSC's jurisdiction include base rate charges and a power supply cost recovery factor.  Power supply cost recovery factors are established annually to recover projected power supply costs approved by the MPSC.  The MPSC reconciles these factors to actual costs annually and permits 100% recovery of allowed power supply costs.  Integrys Energy Group recognizes any over or under recovery currently in its revenues, and the regulatory asset or liability is recognized on the balance sheet until settlement.  The deferrals are relieved with additional billings or refunds.

Integrys Energy Group's regulated natural gas utility segment operations are approved to use one-for-one natural gas cost recovery plans for all prudently incurred natural gas costs.  These plans allow Integrys Energy Group to pass changes in the cost of natural gas on to system natural gas customers, subject to regulatory review for reasonableness.

All of Integrys Energy Group's utility subsidiaries are required to provide service and grant credit to customers within their service territories.  The companies continually review their customers' credit-worthiness and obtain or refund deposits accordingly.  The utilities are generally precluded from discontinuing service to residential customers during winter moratorium months.

For Integrys Energy Services' merchant electric generation plants, electric power revenues related to fixed-price contracts are recognized at the lower of amounts billable under the contract or an amount equal to the volume of the capacity made available or the energy delivered during the period multiplied by the estimated average revenue per kilowatt-hour per the terms of the contract.  Under floating-price contracts, electric power revenues are recognized when capacity is provided or energy is delivered.

For its nonregulated business of supplying energy, management, and consulting services to retail and wholesale customers, Integrys Energy Services accrues revenues in the month that energy is delivered and/or services are rendered.  Revenues related to derivative instruments classified as trading are reported net of related cost of sales for all periods presented.

(f)            Inventories--Inventories consist of natural gas in storage, liquid propane, and fossil fuels, including coal.  Average cost is used to value fossil fuels, liquid propane, and natural gas in storage for our regulated segments, excluding PGL and NSG.  PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  Inventories stated on a LIFO basis represent approximately 14% of total inventories at December 31, 2007.  The estimated replacement cost of natural gas in inventory at December 31, 2007, exceeded the LIFO cost by approximately $304.4 million.  Inventories at Integrys Energy Services are valued at the lower of cost or market unless hedged pursuant to a fair value hedge, in which case changes in the fair value of inventory subsequent to the hedge designation are recorded directly to inventory.

(g)            Risk Management Activities--As part of our regular operations, Integrys Energy Group enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices and interest rates.

Integrys Energy Group accounts for derivative instruments pursuant to SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended and interpreted.  Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value except for certain derivatives that qualify for the normal purchases and sales exception.  Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met.  If the derivatives qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," they are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

Integrys Energy Group classifies mark-to-market gains and losses on derivative instruments not qualifying for hedge accounting or regulatory deferral as a component of revenues.

(h)            Emission Allowances--Integrys Energy Services accounts for emission allowances as an intangible asset, with cash inflows and outflows related to purchases and sales of emission allowances recorded as investing activities in the Consolidated Statements of Cash Flows. Integrys Energy Services uses the guidance in SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," to test allowances for impairment.  The utilities account for allowances as inventory at average cost by vintage year.  Emission allowances granted to WPSC are recorded at zero cost.  Charges to income result when allowances are utilized in operating the utilities' generation plants. Gains on sale of allowances are generally returned to ratepayers.

(i)            Property, Plant, and Equipment--Utility plant is stated at the original cost of construction including an allowance for funds used during construction.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  PGL and NSG charge the cost of units of property retired, sold, or otherwise disposed of to the accumulated provision for depreciation and record the cost of removal, less salvage value, associated with the retirement to depreciation expense.  The other utilities charge the cost of units of property retired, sold, or otherwise disposed of, less salvage value, to the accumulated provision for depreciation and initially record a regulatory liability for removal costs and charge the costs against the liability as incurred.

Integrys Energy Group records straight-line depreciation expense over the estimated useful life of utility property.  The PSCW approved depreciation rates for WPSC effective January 1, 2005. Depreciation rates for UPPCO were approved by the MPSC effective January 1, 2002.  Depreciation rates for MGUC and MERC were approved by the MPSC and MPUC effective April 1, 2006, and July 1, 2006, respectively.  In April 2005, the ICC approved depreciation rates for PGL and NSG.  Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2007		2006		2005

WPSC – Electric	3.35%		3.36%		3.65%
WPSC – Natural Gas	3.52%		3.57%		3.61%
UPPCO	3.01%		2.90%		2.85%
MGUC	2.67%		2.06	%(1)	-
MERC	3.42%		1.76	%(2)	-
PGL	2.86	% (3)	-		-
NSG	1.85	% (3)	-		-
(1) Composite depreciation rate for 9 months of the year
(2) Composite depreciation rate for 6 months of the year
(3) Composite depreciation rate from February 22, 2007 through the end of 2007

Interest capitalization is applied to nonutility property during construction, and gain and loss recognition occurs in connection with retirements.  Currently, nonutility property at the regulated utilities consists primarily of land.

Nonregulated plant is stated at cost, which includes capitalized interest, or estimated fair value at the time of acquisition.  The costs of renewals, betterments, and major overhauls are capitalized as additions to plant.  The gains or losses associated with ordinary retirements are recorded in the period of retirement.  Maintenance, repair, and minor replacement costs are expensed as incurred.

Most of the nonregulated subsidiaries compute depreciation using the straight-line method over the following estimated useful lives:

Structures and improvements	15 to 40 years
Office and plant equipment	5 to 40 years
Office furniture and fixtures	3 to 10 years
Vehicles	5 years
Computer equipment	3 to 8 years
Leasehold improvements	Shorter of: life of the lease or life of the asset

The nonregulated Combined Locks Energy Center uses the units of production depreciation method for selected components of equipment having defined lives stated in terms of hours of production.

Integrys Energy Group capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which ranges from 3 to 15 years.

(j)            Capitalized Interest and Allowance for Funds Used During Construction--Our nonregulated subsidiaries capitalize interest for construction projects, while our utilities capitalize the cost of funds used for construction using a calculation that includes both internal (equity) and external (debt) components, as required by regulatory accounting.

Approximately 50% of WPSC's retail jurisdictional construction in progress expenditures are subject to the allowance for funds used during construction (AFUDC) calculation, except on specific projects approved by the PSCW.  For 2007, WPSC's AFUDC retail rate was 8.61%.  Carrying costs related to Weston 4 are currently being recovered in rates.  WPSC's construction in progress AFUDC debt and equity percentage formula for the wholesale jurisdiction is specified in the FERC's Uniform System of Accounts.  The 2007 average AFUDC wholesale rate was 8.54%.  WPSC's allowance for equity funds used during construction for 2007, 2006, and 2005 was $0.9 million, $0.6 million, and $1.5 million, respectively.  WPSC's allowance for borrowed funds used during construction for 2007, 2006, and 2005 was $0.3 million, $0.2 million, and $0.4 million, respectively.

The AFUDC calculation for the other utilities is determined by the respective state commissions, each with specific requirements. Based on those requirements, the other utilities did not record AFUDC for 2007, 2006, or 2005.

Our nonregulated subsidiaries calculate capitalized interest on long-term construction.  The interest rate capitalized is based upon the monthly short-term borrowing rate Integrys Energy Group incurs for such funds.  The amount of interest capitalized during 2007, 2006, and 2005 was not significant.

(k)            Regulatory Assets and Liabilities--The regulated electric and natural gas utility segments are subject to the provisions of SFAS No. 71.  Regulatory assets represent probable future revenue associated with certain incurred costs that will be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are refundable in future customer rates. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.

(l)            Asset Impairment--We review the recoverability of long-lived tangible and intangible assets in accordance with SFAS No. 144.  This Statement requires review of assets when circumstances indicate that the carrying amount may not be recoverable.  The carrying amount of assets held and used is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value.  The carrying value of assets held for sale is not recoverable if it exceeds the fair value less cost to sell the asset.  An impairment charge is recorded for any excess of the carrying value over the fair value less cost to sell.  If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the fair value of these investments to their carrying values as well as assessing if a decline in fair value is temporary.  If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment's fair value.  Impairment charges are recorded if the carrying value of such assets exceed the future anticipated cash flows.  See Note 4, "Discontinued Operations," for information related to the impairment charge recorded at Sunbury in 2005.

(m)            Goodwill and Other Intangible Assets--In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite lives are not amortized, but are subject to annual impairment tests.  The regulated electric and natural gas utility segments perform their impairment test during the second quarter of each year, while Integrys Energy Services performs its impairment test annually during the third quarter.  The intangible asset impairment tests are updated whenever events or changes in circumstances indicate that the assets might be impaired.  Based upon the results of testing, no impairments were noted in 2007, 2006, or 2005.

Other intangible assets with definite lives consist primarily of emission allowances, customer related intangible assets, and customer contract assets and liabilities.  For more information on Integrys Energy Group's intangible assets, see Note 11, "Goodwill and Other Intangible Assets."

(n)            Retirement of Debt--Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues.  Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are defined and amortized consistent with regulatory treatment of those items.

(o)            Asset Retirement Obligations--Integrys Energy Group applies SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."  Under these accounting standards, Integrys Energy Group recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.

(p)            Income Taxes--We account for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes."  Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  Our regulated utilities are allowed to defer certain adjustments made to income taxes and record regulatory assets or liabilities related to these adjustments.

Integrys Energy Group adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109" on January 1, 2007. As a result of the implementation of Interpretation No. 48, Integrys Energy Group recognized a $0.1 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of retained earnings.

Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reportingpurposes.  These deferred investment tax credits are being amortized over the useful lives of the property to which they relate.

Integrys Energy Group files a consolidated United Statesincome tax return that includes domestic subsidiaries of which its ownership is 80% or more. Integrys Energy Group and its consolidated subsidiaries are parties to a tax allocation arrangement under which each entity determines its income tax provision on a stand-alone basis.  In several states, combined or consolidated filing is required for certain members of Integrys Energy Group doing business in that state.  The tax allocation arrangement equitably allocates the state taxes associated with these combined or consolidated filings.

(q)            Taxes other than income--Integrys Energy Group presents revenue net of pass-through taxes on the Consolidated Statements of Income.

(r)            Guarantees--Integrys Energy Group applies Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  See Note 18, "Guarantees," for additional information on Interpretation No. 45.

(s)            Stock-Based Employee Compensation--Integrys Energy Group has stock-based employee compensation plans, which are described more fully in Note 22, "Stock-Based Compensation."  Prior to January 1, 2006, Integrys Energy Group accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."  Accordingly, Integrys Energy Group provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

The following table illustrates the effect on 2005 income available for common shareholders and earnings per share if Integrys Energy Group had applied the fair value recognition provisions of SFAS No. 123:

(Millions, except per share amounts)	2005

Income available for common shareholders
As reported	$157.4
Add: Stock-based compensation expense using the intrinsic value method – net of tax	2.0
Deduct: Stock-based compensation expense using the fair value method – net of tax	(1.9)
Pro forma	$157.5

Basic earnings per common share
As reported	$4.11
Pro forma	4.11

Diluted earnings per common share
As reported	$4.07
Pro forma	4.07

Effective January 1, 2006, Integrys Energy Group adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method.  Under this transition method, prior periods' results are not restated.  Stock-based compensation cost for 2006 included compensation cost for all stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated future forfeitures.  The fair values of stock-based compensation awards granted after January 1, 2006 were estimated in accordance with the provisions of SFAS No. 123(R).  There was no material cumulative effect of a change in accounting principle recorded upon adoption of SFAS No. 123(R).  The implementation of SFAS No. 123(R) did not have a material impact on cash flows from operations and cash flows from financing activities.

(t)            Cumulative Effect of Change in Accounting Principles--The adoption of Interpretation No. 47 on December 31, 2005, resulted in a $1.6 million after-tax cumulative effect of change in accounting principle, decreasing income available for common shareholders, related to recording a liability for asbestos remediation at certain of Integrys Energy Services' generation plants.  Approximately $1.4 million of the after-tax cumulative effect of change in accounting principle recorded in 2005 related to Sunbury.  For more information on Sunbury, see Note 4, "Discontinued Operations."  For the utility segments of Integrys Energy Group, we concluded it was probable that any differences between expenses under Interpretation No. 47 and expenses currently recovered through customer rates will be recoverable or refundable in future customer rates.  Accordingly, the adoption of Interpretation No. 47 had no impact on the utility segments' income, as its effect is offset by the establishment of regulatory assets or liabilities pursuant to SFAS No. 71.

(u)            Reclassifications--We reclassified certain prior year financial statement amounts to conform to the current year presentation.  Significant reclassifications are as follows:

Consolidated Balance Sheet

Customers electing a budget payment plan had a credit balance of $49.2 million at December 31, 2006.  Since this balance is subject to change based upon the amount of future billings, this balance was reclassified from accounts payable to other current liabilities to conform to the December 31, 2007 presentation.

Consolidated Statements of Income

For the year ended December 31, 2006, and 2005, $16.5 million and $9.1 million, respectively, of software and intangible asset amortization expense was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the presentation for the year ended December 31, 2007.

Consolidated Statement of Cash Flows

The reclassifications discussed above were also reflected as reclassifications in the Consolidated Statements of Cash Flows for the year ended December 31, 2006 and 2005.  These reclassifications had no impact on total operating, investing, or financing activities.

(v)            New Accounting Pronouncements--In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes new criteria to be considered when measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  Integrys Energy Group applies fair value measurements to certain assets and liabilities, primarily derivative instruments, available-for-sale securities, deferred compensation liabilities, financial instruments required to be disclosed at fair value under SFAS No.107, "Fair Value of Financial Instruments," and long-lived assets evaluated for impairments.  SFAS No. 157 is effective for Integrys Energy Group on January 1, 2008 for financial assets and liabilities and January 1, 2009 for nonfinancial assets and liabilities.

SFAS No. 157 nullified a portion of Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."  Under Issue No. 02-3, inception gains or losses were deferred unless the fair value of the derivative was substantially based on quoted prices or other current market transactions.  However, SFAS No. 157 provides a framework to consider, in evaluating a transaction, whether a transaction represents fair value at initial recognition.  Integrys Energy Services expects to recognize a pre-tax cumulative effect increase to retained earnings of $4.5 million on January 1, 2008.

SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.  These assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.  SFAS No. 157 also requires that we consider our own credit profile in valuing liabilities and specifies that transaction costs should not be considered in the determination of fair value.  On January 1, 2008, Integrys Energy Group expects to recognize an increase to operating income of $0.5 million as a result of considering its own credit profile in the measurement of certain liabilities at fair value, and an increase of $11.0 million due to the exclusion of transaction costs from Integrys Energy Services' fair value estimates.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157.  SFAS No. 159 is effective for Integrys Energy Group beginning January 1, 2008.  We have chosen not to elect the fair value option for any of our financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) provides greater consistency in the accounting and financial reportingof business combinations.  SFAS

No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date.  This includes the measurement of the acquirer's shares issued as consideration in a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for business combinations consummated after January 1, 2009.  Also effective January 1, 2009, any adjustments to uncertain tax positions from business combinations consummated prior to January 1, 2009 will no longer be recorded as an adjustment to goodwill, but will be reported in income.

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, and outstanding commercial paper:  The carrying amount approximates fair value due to the short maturity of these investments and obligations.

Long-term debt and preferred stock:  The fair values of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity.

Risk management assets – net:  Assets and liabilities from risk management activities are recorded at fair value in accordance with SFAS No. 133.

The estimated fair values of our financial instruments as of December 31 were:

	2007		2006
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$41.2	$41.2	$23.2	$23.2
Restricted cash	-	-	22.0	22.0
Accounts receivable – net	1,405.3	1,405.3	1,037.3	1,037.3
Accounts payable	1,331.8	1,331.8	949.4	949.4
Notes payable	160.0	160.0	160.0	160.0
Commercial paper	308.2	308.2	562.8	562.8
Long-term debt	2,320.3	2,334.2	1,313.7	1,323.1
Preferred stock	51.1	49.6	51.1	48.8
Risk management assets – net	114.5	114.5	110.4	110.4

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of December 31, 2007, and 2006:

	Assets		Liabilities
(Millions)	2007	2006	2007	2006
Utility Segments
Commodity contracts	$8.2	$5.9	$30.4	$12.1
Financial transmission rights	13.4	14.3	4.4	2.0
Cash flow hedges – commodity contracts	-	-	0.3	-
Nonregulated Segments
Commodity and foreign currency contracts	1,241.4	1,237.7	1,125.7	1,195.4
Fair value hedges
Commodity contracts	7.4	11.0	2.0	0.3
Interest rate swaps	-	-	0.3	-
Cash flow hedges
Commodity contracts	29.6	107.9	18.3	53.3
Interest rate swaps	-	-	4.1	3.3
Total	$1,300.0	$1,376.8	$1,185.5	$1,266.4
Balance Sheet Presentation
Current	$840.7	$1,068.6	$813.5	$1,001.7
Long-term	459.3	308.2	372.0	264.7
Total	$1,300.0	$1,376.8	$1,185.5	$1,266.4
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

Additionally, PGL uses derivatives to hedge changes in the price of natural gas used to support operations.  These instruments are designated as cash flow hedges, which allow for the effective portion of the unrealized change in value during the life of the hedge to be recorded in comprehensive income, net of taxes.  Commodity contracts that are designated as cash flow hedges extend through February 2009.  Cash flow hedge ineffectiveness recorded in operating and maintenance expense on the Consolidated Statements of Income related to these commodity contracts was insignificant for the year ended December 31, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the hedged transactions occur or if it becomes probable that the hedged transaction will not occur.  The amount to be recognized in earnings over the next 12 months as the hedged transactions occur is insignificant.

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges under generally accepted accounting principles are primarily commodity contracts used to manage price risk associated with natural gas and electric energy purchase and sale activities and foreign currency contracts used to manage foreign currency exposure related to Integrys Energy Services' Canadian operations.  In addition, Integrys Energy Services entered into interest rate swaps associated with long-term storage contracts as well as a series of options covering a specified number of barrels of oil in order to manage exposure to the risk of an increase in oil prices.  Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

In the second quarter of 2006, Integrys Energy Services began entering into a limited number of derivative energy contracts with terms that extend as long as 12 years.  Observable market data is not available for the longer-dated portion (generally periods greater than five years) (the unobservable periods) of these contracts and, therefore, Integrys Energy Services had valued the unobservable periods of these contracts at zero.  In the third quarter of 2007, Integrys Energy Services determined that this approach was inappropriate under generally accepted accounting principles and began to use internally developed pricing data to estimate the fair value of such unobservable periods.  The cumulative effect related to prior periods was an increase in income from continuing operations and income available for common shareholders of $4.6 million, net of taxes. Management has determined that this amount is not material to prior periods.  The determination of fair value for these derivative contracts is subjective and requires significant management judgment.

Our nonregulated segments also enter into commodity derivative contracts that are designated as either fair value or cash flow hedges.  Integrys Energy Services uses fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant in 2007. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was a pre-tax gain of $3.7 million in 2006, and a pre-tax loss of $2.5 million in 2005.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue. During 2007 and 2006, the amounts excluded were not significant.  During 2005, the amount excluded was a pre-tax loss of $5.2 million.

Commodity contracts that are designated as cash flow hedges extend through December 2011, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income related to commodity contracts was a pre-tax loss of $4.4 million in 2007, a pre-tax gain of $8.6 million in 2006, and a pre-tax loss of $2.6 million in 2005.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions affect earnings, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur.  During 2007, the amount reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was not significant. During 2006 and 2005, Integrys Energy Group reclassified pre-tax gains of $2.1 million, and $5.2 million, respectively, from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions.  In the next 12 months, subject to changes in market prices of natural gas and electricity, Integrys Energy Group expects that a pre-tax gain of $7.4 million will be recognized in earnings as the hedged transactions occur. This amount is expected to be substantially offset by the settlement of the related nonderivative contracts that are being hedged.

NOTE 4--DISCONTINUED OPERATIONS

PEP

In September 2007, Integrys Energy Group completed the sale of PEP, its oil and natural gas production subsidiary acquired in the merger with PEC, for $879.1 million.  Post-closing adjustments in the amount of $9.9 million were settled in February 2008 related to this sale, which reduced the sale price to $869.2 million.  These post-closing adjustments were funded through other current liabilities at December 31, 2007 and, therefore, are included in Note 1(d), "Cash and Cash Equivalents," as a non-cash transaction. Including the impact of the post-closing adjustments, the pre-tax gain recorded was $12.6 million ($7.6 million after-tax), and was included as a component of discontinued operations.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income related to PEP was as follows:

(Millions)	February 22, 2007 through December 31, 2007
Nonregulated revenue	$114.2
Operating and maintenance expense	28.5
Gain on PEP sale	12.6
Taxes other than income	5.1
Other expense	0.1
Income before taxes	93.1
Provision for income taxes	34.6
Discontinued operations, net of tax	$58.5

It is Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  PEP did not have any external debt obligations.

Niagara

In January 2007, Integrys Energy Services completed the sale of Niagara for approximately $31 million.  The gain recorded in 2007 was $24.6 million pre-tax ($14.7 million after-tax), and was included as a component of discontinued operations.  This facility was a merchant generation facility and sold power on a wholesale basis when market conditions were economically favorable.

The major classes of assets held for sale at December 31, 2006, for Niagara were as follows:

(Millions)
Inventories	$0.4
Property, plant, and equipment, net	4.6
Other assets	1.1
Total assets held for sale	$6.1

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income related to Niagara for the year ended December 31 were as follows:

(Millions)	2007	2006	2005
Nonregulated revenue	$1.5	$19.3	$21.8
Nonregulated cost of fuel, natural gas, and purchased power	1.0	12.9	12.2
Operating and maintenance expense	0.5	5.3	4.9
Gain on Niagara sale	24.6	-	-
Depreciation and amortization expense	-	0.4	0.3
Taxes other than income	-	0.3	0.2
Other income	-	0.2	-
Income before taxes	24.6	0.6	4.2
Income tax provision	9.8	0.2	1.8
Discontinued operations, net of tax	$14.8	$0.4	$2.4

No interest expense was allocated to discontinued operations as Niagara did not have any external debt obligations.

Sunbury

In July 2006, Integrys Energy Services completed the sale of Sunbury.  Sunbury's primary asset was the Sunbury generation plant located in Pennsylvania.  The gain recorded in 2006 was $20.2 million pre-tax ($12.5 million after taxes), and was included as a component of discontinued operations.  This facility sold power on a wholesale basis when market conditions were economically favorable.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the years ended December 31 related to Sunbury were as follows:

(Millions)	2006	2005
Nonregulated revenue	$69.2	$115.4
Nonregulated cost of fuel, natural gas, and purchased power	61.6	68.7
Operating and maintenance expense	17.9	27.5
Gain on Sunbury sale	20.2	-
Depreciation and amortization expense	0.3	0.2
Gain on sale of emission allowances	-	(86.8)
Impairment loss	-	80.6
Taxes other than income	0.3	0.4
Interest expense	-	(10.4)
Income before taxes	9.3	14.4
Income tax provision	2.4	5.3
Discontinued operations, net of tax	$6.9	$9.1

For the year ended December 31, 2005, interest expense of $9.1 million was recognized related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation in addition to the recognition of interest expense on the non-recourse debt prior to the restructuring of this debt to an Integrys Energy Group obligation in the second quarter of 2005.

NOTE 5--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment in service at December 31 consists of the following utility, nonutility, and nonregulated assets:

(Millions)	2007	2006
Electric utility	$2,230.0	$2,181.7
Natural gas utility	4,058.1	1,129.6
Total utility plant	6,288.1	3,311.3
Less: Accumulated depreciation	2,533.1	1,366.2
Net	3,755.0	1,945.1
Construction in progress	543.5	444.9
Net utility plant	4,298.5	2,390.0

Nonutility plant	29.3	21.0
Less: Accumulated depreciation	8.8	6.5
Net nonutility plant	20.5	14.5

Electric nonregulated	168.2	161.0
Natural gas nonregulated	12.6	1.1
Other nonregulated	24.3	21.9
Total nonregulated property, plant, and equipment	205.1	184.0
Less: Accumulated depreciation	60.3	53.7
Net nonregulated property, plant, and equipment	144.8	130.3
Total property, plant, and equipment	$4,463.8	$2,534.8

The increase in the natural gas utility assets in 2007 is due to the merger with PEC.  See Note 6, "Acquisitions and Sales of Assets" for more information on the merger with PEC.  The increase in construction in progress in 2007 is mainly due to the construction of Weston 4, which is scheduled to be placed in service in the first quarter of 2008.

NOTE 6--ACQUISITIONS AND SALES OF ASSETS

Merger with PEC

Effective February 21, 2007, the PEC merger was completed and WPS Resources Corporation changed its name to Integrys Energy Group, Inc.  The merger was accounted for under the purchase method of accounting, with Integrys Energy Group treated as the acquirer.  In the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The total purchase price was approximately $1.6 billion (as shown in the table below).  The results of operations attributable to PEC are included in the Consolidated Financial Statements from February 22, 2007, through December 31, 2007.

The purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed.  The excess of the purchase price over the estimated fair values of the tangible net assets acquired was allocated to identifiable intangible assets, with the remainder then allocated to goodwill.  The following table shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(Millions)
Current assets	$959.2
Assets held for sale (PEP)	769.5
Property, plant, and equipment, net	1,769.6
Regulatory assets	575.5
Goodwill	644.9
Other long-term assets	183.8
Total assets	4,902.5

Current liabilities	1,239.8
Liabilities held for sale (PEP)	39.0
Long-term debt	860.2
Regulatory liabilities	26.4
Other long-term liabilities	1,153.9
Total liabilities	3,319.3
Net assets acquired/purchase price	$1,583.2

In connection with the merger, Integrys Energy Services recorded a non-cash gain related to the deemed settlement of existing natural gas and electricity contracts between Integrys Energy Services and certain PEC subsidiaries.  Based on forward energy prices existing at the date of the merger, Integrys Energy Services recognized a $4.0 million gain, representing the fair value of these natural gas and electricity contracts at the merger date.

Acquired intangible assets are included in other long-term assets in the above table.  See Note 11, "Goodwill and Other Intangible Assets," for a description of the acquired intangible assets.

Goodwill of $644.9 million was recorded in connection with the merger, none of which is deductible for tax purposes.

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan has been implemented, which includes a process to eliminate duplicative jobs within Integrys Energy Group.  Costs associated with the merger-related involuntary termination of employees at PEC (the acquired company) have been recognized as a liability assumed in the merger and included in the purchase price allocation.  The following table summarizes the activity related to these specific costs for the period February 22, 2007, through December 31, 2007.

(Millions)	2007
Accrued employee severance costs at beginning of period	$-
Adjustments to accrual reflected in purchase price	1.7
Cash payments	(0.4)
Severance cost reserve at December 31, 2007	$1.3

Costs related to the involuntary termination of the acquirer's employees are expensed following the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  Costs associated with the relocation or voluntary termination of employees are expensed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."  The following table summarizes the activity related to costs incurred under SFAS No. 146 and SFAS No. 88 for the period February 22, 2007, through December 31, 2007.

(Millions)	2007
Accrued employee severance costs at beginning of period	$-
Severance expense recorded	7.2
Cash payments	(2.4)
Severance cost reserve at December 31, 2007	$4.8

Purchase of Aquila's Michigan and Minnesota Natural Gas Distribution Operations

On April 1, 2006, Integrys Energy Group, through its wholly owned subsidiary MGUC, completed the acquisition of natural gas distribution operations in Michigan from Aquila.  On July 1, 2006, Integrys Energy Group, through its wholly owned subsidiary MERC, completed the acquisition of natural gas distribution operations in Minnesota from Aquila.  Integrys Energy Group paid total consideration of $341.7 million for the Michigan natural gas distribution operations, and $315.7 million for the Minnesota natural gas distribution operations.  Both amounts include closing adjustments related primarily to purchased working capital.  Both transactions were accounted for under the purchase method of accounting.

Supplemental Pro Forma Information

The following table shows pro forma results of operations for Integrys Energy Group for the year ended December 31, 2007, as if the acquisition of PEC had been completed at January 1, 2007, as well as pro forma results of operations for Integrys Energy Group for the year ended December 31, 2006, as if the acquisitions of PEC and the Michigan and Minnesota natural gas distribution operations from Aquila had been completed at January 1, 2006.  Pro forma results are presented for informational purposes only, assume commercial paper was used to finance the Michigan and Minnesota transactions, and are not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2007, and January 1, 2006.

	Pro Forma for the Year Ended December 31
(Millions, except per share amounts)	2007	2006
Net revenue	$10,997.7	$9,686.1
Income from continuing operations	211.2	144.8
Income available for common shareholders	283.4	178.4
Basic earnings per share – continuing operations	$2.73	$1.91
Basic earnings per share	$3.72	$2.40
Diluted earnings per share – continuing operations	$2.73	$1.91
Diluted earnings per share	$3.72	$2.40

Sale of WPS ESI Gas Storage, LLC

In April 2006, Integrys Energy Services sold WPS ESI Gas Storage, LLC, which owned a natural gas storage field located in the Kimball Township, St. Clair County, Michigan for $19.9 million.  The transaction resulted in the recognition of a pre-tax gain of $9.0 million in the second quarter of 2006.

Sale of Guardian Pipeline

In April 2006, WPS Investments, LLC, a consolidated subsidiary of Integrys Energy Group, completed the sale of its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million.  The transaction resulted in the recognition of a pre-tax gain of $6.2 million in the second quarter of 2006.

Sale of UPPCO Lands

In December 2005, UPPCO sold a portion of its real estate holdings, which was no longer needed for operations, for $5.9 million. UPPCO recognized a pre-tax gain of $5.5 million on the sale in 2005.

DPC

In November 2005, WPSC and DPC closed a transaction in which DPC acquired a 30% ownership interest in Weston 4.  Under the terms of the agreement, WPSC received $95.1 million in cash from DPC for its share of Weston 4 construction costs through the date of the closing.  DPC is remitting payments to

WPSC for its 30% share of the remaining costs to complete the construction of Weston 4 and will begin to reimburse WPSC for its share of operating costs when the plant is operational.

Sale of Kewaunee

On July 5, 2005, WPSC completed the sale of its 59% ownership interest in Kewaunee to Dominion Energy Kewaunee, LLC, a subsidiary of Dominion Resources, Inc.  At the same time, Wisconsin Power and Light Company sold its 41% ownership interest in Kewaunee to Dominion.

WPSC's share of the cash proceeds from the sale of Kewaunee was $112.5 million.  The sale resulted in a loss of $12.5 million. The loss includes adjustments for the fair value of an indemnity issued to cover certain costs Dominion may incur related an unplanned outage in 2005, as well as certain costs related to the termination of the plant operating agreement and withdrawal from Integrys Energy Group's investment in the Nuclear Management Company, which served as the licensed operator of Kewaunee.

In conjunction with the sale, Dominion received the assets in WPSC's qualified decommissioning trust and assumed responsibility for the eventual decommissioning of Kewaunee.  These trust assets had a pre-tax fair value of $243.6 million at closing.  WPSC retained ownership of the assets contained in its nonqualified decommissioning trust.  Proceeds received from the liquidation of the nonqualified decommissioning trust were $127.1 million, substantially all of which have been refunded to ratepayers.  See Note 23, "Regulatory Environment," for details regarding regulatory treatment of the proceeds received from the nonqualified decommissioning trust and the loss on the sale of Kewaunee.

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

Upon the closing of the sale, WPSC entered into an agreement with Dominion to purchase energy and capacity from the plant consistent with volumes available when WPSC owned Kewaunee.  The power purchase agreement extends through 2013 when the plant's current operating license will expire.

NOTE 7--JOINTLY-OWNED UTILITY FACILITIES

WPSC holds an ownership interest in certain jointly-owned electric generating facilities.  WPSC is entitled to shares of the generating capability and output of each facility equal to its respective ownership interest. WPSC also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses unless specific agreements have been executed to limit its maximum exposure to additional costs.  WPSC's share of significant jointly-owned electric generating facilities as of December 31, 2007, is as follows:

(Millions, except for percentages and megawatts)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4
Ownership	68.0%	31.8%	31.8%
WPSC's share of plant nameplate capacity (megawatts)	56.8	335.2	105.0
Utility plant in service	$18.6	$157.5	$33.3
Accumulated depreciation	$9.2	$98.7	$21.3
In-service date	1993	1975 and 1978	1969

Weston 4 is a nominal 500-megawatt coal-fired generation station that is scheduled to be placed in service in the first quarter of 2008.  WPSC has a 70% ownership in this facility.

WPSC's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPSC has supplied its own financing for all jointly-owned projects.

NOTE 8--NUCLEAR DECOMMISSIONING TRUST

In conjunction with the sale of Kewaunee in July 2005, the qualified decommissioning trust assets were transferred to Dominion and WPSC liquidated the assets contained in the nonqualified decommissioning trust.  Proceeds received from the liquidation of the nonqualified decommissioning trust are being refunded to ratepayers.  See Note 23, "Regulatory Environment," for details regarding regulatory treatment of the proceeds received from the nonqualified decommissioning trust.

Decommissioning costs collected in customer rates and charges for realized earnings from the trusts were included in depreciation expense.  Realized after-tax trust earnings totaled $41.0 million in 2005 as the trust assets were liquidated due to the sale of Kewaunee.

NOTE 9--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are reflected in our Consolidated Balance Sheets as of December 31:

(Millions)	2007	2006

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$758.8	$102.7
Pension and post-retirement benefit related items	221.9	158.7
De Pere Energy Center	38.2	40.5
Nuclear costs	34.7	45.3
Derivatives	34.4	14.1
Energy recoveries	27.7	21.0
Income tax related items	23.3	4.6
Weston 3 lightning strike	22.7	-
MISO costs	19.1	20.8
Asset retirement obligations	17.0	4.2
Costs to achieve merger synergies	14.5	-
Unamortized loss on debt	13.8	0.8
Reserve for uncollectible accounts	4.0	7.0
Reduced coal deliveries	3.0	6.6
Other	10.9	12.5
Total	$1,244.0	$438.8
Balance Sheet Presentation
Current	$141.7	$8.7
Long-term	1,102.3	430.1
Total	$1,244.0	$438.8

Regulatory liabilities
Cost of removal reserve	$217.4	$206.4
Pension and post-retirement benefit related items	59.1	3.6
Energy refunds	55.7	22.8
Derivatives	13.9	16.1
Income tax related items	10.8	9.7
ATC and MISO refunds	5.3	4.2
Non-qualified decommissioning trust	1.3	55.9
Other	6.8	5.8
Total	$370.3	$324.5
Balance Sheet Presentation
Current	$77.9	$22.8
Long-term	292.4	301.7
Total	$370.3	$324.5

Our utility subsidiaries expect to recover their regulatory assets and return their regulatory liabilities through rates charged to customers based on specific ratemaking decisions or precedent for each item over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, we believe it is probable that our utility subsidiaries will continue to recover from customers the regulatory assets described above.

Pension and post-retirement benefit related items at December 31, 2007, and 2006 include all adjustments made to implement SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" which was effective December 31, 2006.

See Note 1(e), "Summary of Significant Accounting Policies – Revenue and Customer Receivables"; Note 3, "Risk Management Activities"; Note 6, "Acquisitions and Sales of Assets"; Note 15, "Asset Retirement Obligations"; Note 17, "Commitments and Contingencies"; Note 19, "Employee Benefit Plans"; and Note 23, "Regulatory Environment"; for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 10--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2007, and 2006 are as follows:

(Millions)	2007	2006
ATC	$296.6	$231.9
WRPC	9.8	8.9
Other	1.3	3.2
Investments in affiliates, at equity method	$307.7	$244.0

Investments in affiliates under the equity method are a component of other assets on the Consolidated Balance Sheets, and the equity income is recorded in miscellaneous income on the Consolidated Statements of Income.  We are taxed on ATC's equity income, rather than ATC, due to the tax flow through nature of ATC's business structure.  Accordingly, the provision for income taxes includes our taxes on this equity income.  Included in other investments in 2006 in the above table is Integrys Energy Services' ownership in ECO Coal Pelletization #12, LLC.  See below for further explanation of this investment.

ATC

Integrys Energy Group had an approximate 34.5% ownership interest in ATC at December 31, 2007.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

In January 2008, ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line became operational. Integrys Energy Group committed to fund 50% of total project costs incurred by investing additional equity in ATC.

The regulated electric utilities provide construction and other services to and receive network transmission services from, ATC.  The charges to ATC for services and construction provided by the regulated electric utilities and the network transmission service costs received from ATC by the regulated electric utilities at December 31, were as follows:

(Millions)	2007	2006	2005
Total Charges to ATC for services and construction	$98.6	$126.5	$72.9
Total network transmission service costs provided by ATC	$78.1	$63.3	$54.2

Integrys Energy Group recorded dividends received of $36.7 million, $29.7 million, and $17.8 million from ATC in 2007, 2006, and 2005, respectively.  Integrys Energy Group made capital contributions to ATC of $50.9 million, $36.5 million, and $65.1 million in 2007, 2006, and 2005, respectively.

WRPC

WPSC owns 50% of the voting stock of WRPC, which operates two hydroelectric plants on the Wisconsin River and an oil-fired combustion turbine.  Two-thirds of the energy output of the hydroelectric plants is sold to WPSC, and the remaining one-third is sold to Wisconsin Power and Light.  The electric power from the combustion turbine is sold in equal parts to WPSC and Wisconsin Power and Light.

WPSC has sales to and purchases from WRPC and receives net proceeds from sales of energy into the MISO market from WRPC. The related party transactions recorded and net proceeds received at December 31, were as follows:

(Millions)	2007	2006	2005
Revenues from services provided to WRPC	$1.0	$1.5	$0.7
Purchases of energy from WRPC	4.7	4.1	4.3
Net proceeds from WRPC sales of energy into the MISO	6.0	4.2	3.1

WPSC recorded dividends received of $0.9 million, $4.2 million, and $7.8 million from WRPC in 2007, 2006, and 2005 respectively.

Of Integrys Energy Group's equity in net income disclosed below, $1.8 million, $3.2 million, and $4.9 million relates to WPSC's investment in WRPC in 2007, 2006, and 2005, respectively.

ECO Coal Pelletization #12

At December 31, 2007, Integrys Energy Services held a 70% ownership interest in ECO Coal Pelletization #12, LLC, which held an equity method investment in an entity that produced synthetic fuel for tax credits under Section 29/45K of the Internal Revenue Code.  By law, Section 29/45K federal tax credits for synthetic fuel produced from coal expired on December 31, 2007; therefore, this facility ceased operation effective January 1, 2008.  Integrys Energy Services' investment in this facility was not significant at December 31, 2007 or 2006.  The losses and royalty income received from the equity method investment Integrys Energy Services held through its ownership interest in ECO Coal Pelletization #12, LLC, were as follows:

(Millions)	2007	2006	2005
Losses generated from operations of ECO Coal Pelletization #12	$18.2	$23.9	$16.8
Integrys Energy Services' partners share of the losses (recorded as minority interest)	(0.1)	(3.8)	(4.5)
Royalty income recognized	(1.7)	-	(3.5)

In 2007, 2006, and 2005, the operation of this facility generated positive earnings when including the tax credits generated and the impact of gains on oil options utilized to mitigate the risk that rising oil prices had on the value of the tax credits.

Guardian Pipeline

Guardian Pipeline, LLC owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. It can transport up to 750 million cubic feet of natural gas daily.  In April 2006, Integrys Energy Group completed the sale of its one-third interest in Guardian Pipeline to Northern Border Partners, LP.  See Note 6, "Acquisitions and Sales of Assets," for more information related to the sale.

Integrys Energy Services recorded related party transactions for purchases from Guardian Pipeline.  These purchases amounted to $0.9 million in 2006 through the date of sale, and $0.6 million in 2005.

Other Investments

Other investments accounted for under the equity method include various investments that were not significant at December 31, 2007 and 2006.

Financial Data

Combined financial data of ATC and WRPC are included in the table below for 2007 and 2006. Combined financial data of ATC, WRPC, and Guardian Pipeline are included in the table below for 2005.  The financial data of Guardian Pipeline is not included in the 2007 or 2006 information, as Integrys Energy Group sold this investment in April 2006 and the financial information from January 1, 2006 through the date of sale was not significant.

(Millions)	2007	2006	2005
Income statement data
Revenues	$415.6	$347.5	$339.8
Operating expenses	203.9	184.3	189.4
Other expense	54.2	34.9	37.8
Net income	$157.5	$128.3	$112.6

Integrys Energy Group's equity in net income	$52.3	$42.2	$31.8

Balance sheet data
Current assets	$52.3	$36.2	$40.3
Non-current assets	2,207.8	1,872.4	1,791.8
Total assets	$2,260.1	$1,908.6	$1,832.1

Current liabilities	$317.7	$306.4	$158.5
Long-term debt	899.1	648.9	796.9
Other non-current liabilities	111.1	128.2	102.4
Shareholders' equity	932.2	825.1	774.3
Total liabilities and shareholders' equity	$2,260.1	$1,908.6	$1,832.1

NOTE 11--GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows goodwill recorded by Integrys Energy Group as of December 31, 2007, and 2006:

(Millions)	December 31, 2007	December 31, 2006
Natural Gas Utility segment	$936.8	$303.9
Integrys Energy Services	11.5	-
Total goodwill by segment	$948.3	$303.9

Integrys Energy Group had the following changes to the carrying amount of goodwill for the year ended December 31, 2007:

(Millions)
Goodwill recorded at December 31, 2006	$303.9
Purchase accounting adjustments for MGUC and MERC	(0.5)
Goodwill associated with PEC merger	644.9
Goodwill recorded at December 31, 2007	$948.3

Identifiable intangible assets other than goodwill are included as a component of other assets within the Consolidated Balance Sheets.  Information in the tables below relates to purchased identifiable intangible assets for the periods indicated.

(Millions)	December 31, 2007				December 31, 2006
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
Customer related	$32.6	$(9.3)	$23.3	(1)	$12.2	$(4.3)	$7.9
Natural gas and electric contract assets(2)	60.1	(34.1)	26.0	(3)	-	-	-
Natural gas and electric contract liabilities(2)	(33.6)	13.1	(20.5	)(4)	-	-	-
Emission allowances(5)	2.4	(0.2)	2.2		5.0	(0.8)	4.2
Other	3.8	(1.2)	2.6		3.9	(0.8)	3.1
Total	$65.3	$(31.7)	$33.6		$21.1	$(5.9)	$15.2

(1)
Includes customer relationship assets associated with both PEC's nonregulated retail natural gas and electric operations and MERC's non-utility home services business.  The remaining weighted average amortization period for customer related intangible assets is approximately 8 years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, and as a result, were recorded as intangible assets.

(3)
Consists of both short-term and long-term intangible assets related to customer contracts in the amount of $20.5 million and $5.5 million, respectively, which have a weighted average amortization period of 1.2 years.

(4)
Consists of both short-term and long-term intangible liabilities related to customer contracts in the amount of $7.1 million and $13.4 million, respectively, which have a weighted average amortization period of 2.8 years.

(5)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense for all intangibles (except for the natural gas and electric contracts, which are discussed below), in the aggregate, for the years ended December 31, 2007, 2006, and 2005, was $8.5 million, $2.1 million, and $2.2 million, respectively.  The increase in amortization expense in 2007 primarily related to customer related intangible assets associated with PEC's nonregulated retail and electric operations and MERC's non-utility home services business.

Amortization expense for the next five fiscal years is estimated as follows:

(Millions)
For year ending December 31, 2008	$8.3
For year ending December 31, 2009	6.9
For year ending December 31, 2010	5.8
For year ending December 31, 2011	4.9
For year ending December 31, 2012	3.6

The effect of purchase accounting related to the natural gas and electric contracts is recorded as a component of nonregulated fuel, natural gas, and purchased power and is not included in the table above. Amortization of these contracts in 2007 resulted in an increase to nonregulated fuel, natural gas, and purchased power in the amount of $21.0 million.  Estimated future amortization of these contracts will increase nonregulated cost of fuel, natural gas, and purchased power by $13.3 million in 2008.  The estimated future amortization of these contracts will decrease nonregulated cost of fuel, natural gas, and purchased power by $2.9 million in 2009, $2.7 million in 2010, $2.0 million in 2011, and $0.2 million in 2012.  The amortization of these contracts substantially reduces the PEC margin that would have been recognized related to these contracts absent the merger.

NOTE 12--LEASES

Integrys Energy Group leases various property, plant, and equipment.  Terms of the operating leases vary, but generally require Integrys Energy Group to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of Integrys Energy Group's leases contain one of the following options: (a) Integrys Energy Group can, at the end of the lease term, purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $13.6 million, $7.0 million, and $6.6 million in 2007, 2006, and 2005, respectively.  Future minimum rental obligations under non-cancelable operating leases, are payable as follows:

Year ending December 31 (Millions)

2008	$8.3
2009	6.9
2010	6.5
2011	6.3
2012	6.1
Later years	9.6
Total payments	$43.7

NOTE 13--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt and lines of credit.

(Millions)	Maturity	12/31/2007	12/31/2006
Credit agreements and revolving notes
Revolving credit facility (Integrys Energy Group)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group)	6/09/11	500.0	500.0
Bridge credit facility (Integrys Energy Group)(1)	9/05/07	-	121.0
Revolving credit facility (WPSC) (2)	6/02/10	115.0	115.0
Revolving credit facility (PEC)(3)	6/13/11	400.0	-
Revolving credit facility (PGL)(4)	7/12/10	250.0	-
Revolving credit facility (Integrys Energy Services)(5)	4/18/08	150.0	150.0
Revolving short-term notes payable (WPSC)(6)	5/13/08	10.0	10.0
Uncommitted secured cross-exchange agreement (Integrys Energy Services)	4/15/08	25.0	-
Total short-term credit capacity		1,950.0	1,396.0

Less:
Uncollateralized portion of gross margin credit agreement		10.8	-
Letters of credit issued inside credit facilities		138.9	152.4
Loans outstanding under the credit agreements		160.0	160.0
Commercial paper outstanding(7)		308.2	562.8
Accrued interest or original discount on outstanding commercial paper		0.5	0.7
Available capacity under existing agreements		$1,331.6	$520.1
(1) Matured on 9/05/2007.

(2) Provides backup for WPSC's commercial paper borrowing program.

(3) Borrowings under this agreement are guaranteed by Integrys Energy Group.

(4) Provides backup for PGL's seasonal commercial paper borrowing program.

(5) Matures on 04/18/2008. Borrowings under this agreement are guaranteed by Integrys Energy Group.

(6) Facility is renewed every six months.

(7) A portion of the proceeds from the sale of PEP in September 2007 were used to reduce the commercial paper borrowings.

Integrys Energy Group's short-term borrowings consist of commercial paper backed by the unsecured revolving credit facilities (discussed above), as well as short-term notes as shown below.

(Millions, except for percentages)	2007	2006	2005

As of end of year
Commercial paper outstanding	$308.2	$562.8	$254.8
Average discount rate on outstanding commercial paper	5.51%	5.43%	4.54%
Short-term notes payable outstanding	$160.0	$160.0	$10.0
Average interest rate on short-term notes payable	3.66%	5.56%	4.32%

For the year
Maximum amount of short-term debt	$1,127.3	$1,085.6	$310.7
Average amount of short-term debt	$616.5	$678.8	$174.4
Average interest rate on short-term debt	5.58%	5.34%	3.21%

The commercial paper at December 31, 2007, had varying maturity dates ranging from January 2, 2008, through January 11, 2008.

NOTE 14--LONG-TERM DEBT

(Millions)				December 31, 2007	December 31, 2006
WPSC (1)
	First mortgage bonds
	Series	Year Due
	6.90%	2013		$-	$22.0
	7.125%	2023		0.1	0.1
	Senior notes
	Series	Year Due
	6.125%	2011		150.0	150.0
	4.875%	2012		150.0	150.0
	4.80%	2013		125.0	125.0
	3.95%	2013		22.0	22.0
	6.08%	2028		50.0	50.0
	5.55%	2036		125.0	125.0
	5.65%	2017		125.0	-
UPPCO (2)
	Series	Year Due
	9.32%	2021		12.6	13.5
PEC (3)
	Unsecured senior note
	Series	Year Due
	A, 6.90%	2011		325.0	-
	Fair value hedge adjustment			0.3	-
PGL (4), (5)
+	Fixed first and refunding mortgage bonds
	Series	Year Due
	HH, 4.75%	2030	adjustable after July 1, 2014	50.0	-
	KK, 5.00%	2033		50.0	-
	LL, 3.05%	2033		50.0	-
	MM-2, 4.00%	2010		50.0	-
	NN-2, 4.625%	2013		75.0	-
	QQ, 4.875%	2038	adjustable after November 1, 2018	75.0	-
	RR, 4.30%	2035	adjustable after June 1, 2016	50.0	-
	Adjustable first and refunding mortgage bonds
	Series	Year Due
	OO	2037		51.0	-
	PP	2037		51.0	-
NSG (6)
	First mortgage bonds
	Series	Year Due
	M, 5.00%	2028		29.1	-
	N-2, 4.625%	2013		40.0	-
Integrys Energy Group (7)
	Unsecured senior notes
	Series	Year Due
	7.0%	2009		150.0	150.0
	5.375%	2012		100.0	100.0
	Unsecured junior subordinated notes
	Series	Year Due
	6.11%	2066		300.0	300.0
Unsecured term loan due 2010 – Integrys Energy Group				65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets (8)				10.5	13.7
Integrys Energy Services' Loan				0.1	-
Other term loan (9)				27.0	27.0
Senior secured note(10)				1.7	2.0
Total				2,311.0	1,315.9
Unamortized discount and premium on bonds and debt				9.3	(2.2)
Total debt				2,320.3	1,313.7
Less current portion				(55.2)	(26.5)
Total long-term debt				$2,265.1	$1,287.2

(1)  In January 2007, WPSC used the proceeds from the $22.0 million 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds.  WPSC's long-term first mortgage bonds and senior notes are subject to the terms and conditions of WPSC's First Mortgage Indenture.  Under the terms of the indenture, substantially all property owned by WPSC is pledged as collateral for these outstanding debt securities. All of these debt securities require semi-annual payments of interest. Principal payments are due on the maturity date of each series.  WPSC senior notes become non-collateralized if WPSC retires all of its outstanding first mortgage bonds and no new mortgage is put in their place.

WPSC issued $125.0 million of 5.55% 30-year senior notes on December 1, 2006.  The net proceeds from the issuance of the senior notes were used for general corporate utility purposes, including funding construction costs and capital additions and reducing short-term indebtedness.

In November, 2007, WPSC issued $125.0 million of series 5.65% senior notes due November 1, 2017.  The net proceeds from the issuance of the senior notes were used for general corporate utility purposes, including funding construction costs and other capital additions.

(2) Under the terms of UPPCO's First Mortgage Indenture, substantially all property owned by UPPCO is pledged as collateral for this outstanding debt series.  Interest payments are due semi-annually on May 1 and November 1 with a sinking fund payment of $900,000 due each November 1.  The final sinking fund payment due November 1, 2021, will completely retire the series.

(3)On March 6, 2007, Integrys Energy Group announced that it had entered into a first supplemental indenture with PEC and The Bank of New York Trust Company, N.A. The terms of the supplemental indenture provide that Integrys Energy Group will fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011.  See Note 18, "Guarantees," for more information related to this guaranty.

(4) On February 1, 2008, the interest rate on the $50.0 million 3.05% Series LL first mortgage bonds at PGL, which support the Illinois Development Finance Authority Adjustable-Rate Gas Supply Refunding Revenue Bonds, Series 2003B, was established at a term rate through January 31, 2012 at 3.75%, adjustable after February 1, 2012.   These bonds were subject to a mandatory tender for purchase for remarketing on February 1, 2008, and, as a result, are presented as current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheets at December 31, 2007.  An indenture of mortgage, dated January 2, 1926, as supplemented, securing the First and Refunding Mortgage Bonds issued by PGL, constitutes a direct, first-mortgage lien on substantially all property owned by PGL.

(5) PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, and $51.0 million of Adjustable Rate, Series PP bonds, due October 1, 2037, which are currently in a 35-day Auction Rate Mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for the period beginning February 22, 2007, and ending December 31, 2007, was 3.96% for both Series OO and PP bonds.

(6) An indenture of mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by NSG, constitutes a direct, first-mortgage lien on substantially all property owned by NSG.

(7) On December 1, 2006, Integrys Energy Group issued $300 million of junior subordinated notes.  Due to certain features of these notes, rating agencies consider them to be hybrid instruments with a combination of debt and equity characteristics.  These notes have a 60-year term and rank junior to all current and future indebtedness of Integrys Energy Group, with the exception of trade accounts payable and other accrued liabilities arising in the ordinary course of business.  Interest is payable semi-annually at the stated rate of 6.11% for the first ten years, but the rate has been fixed at 6.22% through the use of forward-starting interest rate swaps.  The interest rate will float for the remainder of the term.  The notes can be prepaid without penalty after the first ten years.  Integrys Energy Group has agreed, however, in a replacement capital covenant with the holders of Integrys Energy Group's 5.375% unsecured senior notes due December 1, 2012, that it will not redeem or repurchase the junior subordinated notes on or prior to December 1, 2036 unless such repurchases or redemptions are made from the proceeds of the sale of specific securities considered by rating agencies to have equity characteristics equal to or greater than those of the junior subordinated notes.

(8) Borrowings by Integrys Energy Services under term loans and collateralized by nonregulated assets totaled $10.5 million at December 31, 2007.  The assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of Integrys Energy Services, collateralize $3.0 million and $7.5 million, respectively, of the total outstanding amount.  Both loans have semi-annual installment payments, interest rates of 8.75%, and maturity dates in May 2010.

(9) In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly payments that have a floating interest rate that is reset weekly.  At December 31, 2007, the interest rate was 3.70%.  The loan is to be repaid by April 2021. Integrys Energy Group agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the loan and the related obligations and indemnities.

(10) Upper Peninsula Building Development Corporation has a senior secured note of $1.7 million as of December 31, 2007, which requires semi-annual payments at an interest rate of 9.25%, and matures in 2011.  The note is secured by a first mortgage lien on the building they own, which is also leased to UPPCO for use as their corporate headquarters.

PGL and NSG utilize mortgage bonds to secure tax exempt financing.  The Illinois Finance Authority has issued tax exempt bonds for the benefit of PGL and NSG, and the City of Chicago has issued tax exempt bonds for the benefit of PGL.  Each issuance is collateralized by an equal principal amount of PGL's or NSG's first mortgage bonds.

At December 31, 2007, Integrys Energy Group and its subsidiaries were in compliance with all covenants relating to outstanding debt.  A schedule of all principal debt payment amounts, including bond maturities and early retirements, for Integrys Energy Group is as follows:

Year ending December 31 (Millions)
2008	$55.3
2009	155.6
2010	119.2
2011	476.7
2012	250.9
Later years	1,253.3
Total payments	$2,311.0

NOTE 15--ASSET RETIREMENT OBLIGATIONS

The utility segments identified asset retirement obligations primarily related to asbestos abatement at certain facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; removal of natural gas distribution pipe (including asbestos and PCBs); and closure of fly-ash landfills at certain generation facilities.  In accordance with SFAS No. 71, the utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and

Interpretation No. 47, and the rate-making practices for retirement costs authorized by the applicable regulators.  Asset retirement obligations identified at Integrys Energy Services relate to asbestos abatement at certain generation facilities.

As discussed in Note 6, "Acquisitions and Sales of Assets," the sale of Kewaunee to Dominion was completed on July 5, 2005.  As a result of the sale, Dominion assumed the asset retirement obligation related to Kewaunee.  As discussed in Note 4, "Discontinued Operations," Integrys Energy Services completed the sale of Sunbury in July 2006, which included the transfer of asset retirement obligations related to Sunbury.

Changes to Asset Retirement Obligation Liabilities

The following table shows changes to the asset retirement obligations of Integrys Energy Group through December 31, 2007.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2004	$364.4	$2.2	$366.6
Accretion	12.4	0.2	12.6
Asset retirement obligation transferred to Dominion	(376.4)	-	(376.4)
Adoption of Interpretation No. 47	8.2	3.9	12.1
Asset retirement obligations at December 31, 2005	8.6	6.3	14.9
Asset retirement obligations from acquisition of naturalgas operations in Michigan and Minnesota	0.3	-	0.3
Asset retirement obligations transferred in sales	-	(5.8)	(5.8)
Accretion	0.5	0.2	0.7
Asset retirement obligations at December 31, 2006	9.4	0.7	10.1
Asset retirement obligations from merger with PEC	124.9	-	124.9
Asset retirement obligations transferred in sales	(0.2)	-	(0.2)
Asset retirement obligations settled	(1.4)	-	(1.4)
Accretion	6.8	-	6.8
Asset retirement obligations at December 31, 2007	$139.5	$0.7	$140.2

NOTE 16--INCOME TAXES

Deferred Tax Assets and Liabilities

Certain temporary differences, in which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of our deferred tax assets and liabilities recognized in the balance sheets as of December 31 are as follows:

(Millions)	2007	2006
Deferred tax assets:

Tax credit carryforwards	$112.0	$105.3
Plant related	53.7	61.3
Employee benefits	124.4	54.8
Bad Debts	17.8	4.6
Regulatory deferrals	14.4	27.7
State capital and operating loss carryforwards	14.5	14.0
Deferred deductions	31.4	2.8
Other	6.9	(0.5)
Total deferred tax assets	375.1	270.0

Valuation allowance	(2.3)	(1.8)
Net deferred tax assets	$372.8	$268.2

Deferred tax liabilities:
Plant related	$622.5	$277.7
Regulatory deferrals	87.5	49.5
Price risk management, net	93.2	35.0
Deferred income	3.7	3.7
Employee benefits	63.5	-
Other	10.6	3.0
Total deferred tax liabilities	$881.0	$368.9

Consolidated Balance Sheet Presentation:
Current deferred tax liabilities	$13.9	$3.1
Long-term deferred tax liabilities	494.3	97.6
Net deferred tax liabilities	$508.2	$100.7

Deferred tax credit carryforwards at December 31, 2007, include $102.1 million of alternative minimum tax credits related to tax credits available under Section 29/45K of the Internal Revenue Code. These alternative minimum tax credit carryforwards can be carried forward indefinitely.  Carryforward periods for state capital and operating loss carryforwards vary. In the majority of states in which Integrys Energy Group operates the period is 15 years or more, with the majority beginning to expire in 2013. Valuation allowances have been established for certain state operating and capital loss carryforwards due to the uncertainty of the ability to realize the benefit of these losses in the future.

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31.

The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

(Millions, except for percentages)	2007			2006		2005
	Rate		Amount	Rate	Amount	Rate	Amount
Statutory federal income tax	35.0%		$93.4	35.0%	$68.8	35.0%	$66.8
State income taxes, net	4.3		11.5	6.5	12.8	4.3	8.2
Foreign income taxes, net	-		-	-	-	(0.1)	(0.2)
Unrecognized tax benefits – Interpretation No. 48, net	0.4		1.0	-	-	-	-
Benefits and compensation	(2.5)		(6.8)	(2.5)	(4.8)	(2.6)	(4.8)
Investment tax credit	(0.6	) )	(1.5)	(0.4)	(0.8)	(0.9)	(1.7)
Federal tax credits	(5.4)		(14.3)	(15.8)	(30.2)	(14.1)	(26.9)
Other differences, net	1.0		2.7	0.1	(0.8)	(0.8)	(1.8)
Effective income tax	32.2%		$86.0	22.9%	$45.0	20.8%	$39.6

Current provision
Federal			$(6.8)		$21.1		$13.1
State			8.9		6.2		14.3
Foreign			4.7		5.3		3.2
Total current provision			6.8		32.6		30.6

Deferred provision			78.2		11.4		13.0
Net operating loss carryforwards			(0.9)		1.8		(2.3)
Unrecognized tax benefits – Interpretation No. 48, net			1.0		-		-
Interest			2.4		-		-
Penalties			(0.1)		-		-
Investment tax credit			(1.4)		(0.8)		(1.7)
Total income tax expense			$86.0		$45.0		$39.6
Foreign income before taxes was $23.3 million in 2007, $24.5 million in 2006, and $10.2 million in 2005.

As the related temporary differences reverse, our regulated utilities are prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory (asset) liability for these and other regulatory tax effects totaled $(11.3) million and $9.7 million as of December 31, 2007 and 2006, respectively.

Effective January 1, 2007, Integrys Energy Group records penalties and accrued interest related to income taxes as a component of income tax expense. Prior to January 1, 2007, Integrys Energy Group recorded interest and penalties as components of income before taxes. Integrys Energy Group recognized interest and penalties of $2.3 million in 2007, $0.3 million in 2006, and $0.3 million in 2005. Integrys Energy Group had accrued liabilities for interest and penalties of $4.6 million at December 31, 2007 and $0.2 million at January 1, 2007.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in millions)
Balance at January 1, 2007	$3.7
Increase related to tax positions acquired	13.9
Increase related to tax positions taken in prior years	0.5
Decrease related to tax positions taken in prior years	(0.3)
Decrease related to tax positions taken in current year	(3.9)
Decrease related to settlements	(3.6)
Decrease related to lapse of statutes	(0.3)
Balance at December 31, 2007	$10.0

At December 31, 2007, unrecognized tax benefits of $0.8 million could affect Integrys Energy Group's effective tax rate for continuing operations if recognized in subsequent periods.

Subsidiaries of Integrys Energy Group file income tax returns in the United States federal jurisdiction, in various United States state and local jurisdictions, and in Canada. Subject to the following major exceptions listed below, Integrys Energy Group is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2003.

•	Wisconsin Department of Revenue – WPSC has agreed to statute extensions for tax years covering 1996-2002.
•	Illinois Department of Revenue – PEC and combined subsidiaries have agreed to statute extensions for tax years covering 2001-2004.
•	IRS – PEC and consolidated subsidiaries have agreed to statute extensions for tax years covering 1999-2004.

In 2007, Integrys Energy Group has closed the following examinations for:

•
IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

•	IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have settled all issues for 2004 and 2005.
•
IRS – PEC and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals.

•	Illinois Department of Revenue – PEC and its combined subsidiaries have an agreed to audit report and closing statement with the IDR for the 2001 and 2002 tax years.

Integrys Energy Group has the following open examinations:

•	IRS – PEC and consolidated subsidiaries have an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – PEC and combined subsidiaries have an open examination for the 2001-2006 tax years.
•	Wisconsin Department of Revenue – WPSC has an open examination for the 1996-2001 tax years.

We do not expect a significant impact to our unrecognized tax benefits from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months. We do expect to settle several of the examinations listed above within the next 12 months and estimate that it is reasonably possible our unrecognized tax benefits could be reduced up to $2.0 million within the next twelve months.

NOTE 17--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  The regulated natural gas utilities have obligations to sell natural gas to their customers, and the regulated electric utilities have obligations to distribute and sell electricity to its customers.  The utilities expect to recover costs related to these obligations in future customer rates. Additionally, the majority of the energy supply contracts entered into by our nonregulated segment, Integrys Energy Services, are to meet its obligations to deliver energy to customers.

The obligations described below are as of December 31, 2007.

•
The electric utility segment has obligations related to coal and transportation that extend through 2016 and total $569.5 million, obligations of $1.3 billion for either capacity or energy related to purchased power that extend through 2016, and obligations for other commodities totaling $9.2 million, which extend through 2012.

•	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $784.2 million, some of which extend through 2019.

•
Integrys Energy Services has obligations related to energy supply contracts that extend through 2018 and total $4.3 billion.  The majority of these obligations end by 2009, with obligations totaling $323.9 million extending beyond 2011.

•
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $349.1 million.  A significant portion of these commitments relate to large construction projects.

Environmental

Pulliam Air Notice of Violation

In September 2007, a Notice of Violation (NOV) was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPSC met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  While not confirmed by the WDNR, it is WPSC's understanding that this issue is essentially resolved.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPSC’s motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.

The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court, and the parties are currently briefing the issues.

These activities did not stay the construction of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future operating or construction costs.

Weston Operating Permits

In July 2005 and February 2006, NOVs were issued to WPSC by the WDNR alleging various violations of the operating permit requirements applicable to the then existing Weston facility.  Subsequently, by letter dated April 11, 2007, the WDNR referred the matters set forth in the NOVs to the Wisconsin Attorney General's office.  The referral letter alleged that the Weston facility was not in compliance with the following provisions of the facility's Title V operating permit:  (i) limitations on the sulfur content of the fuel oil stored at the Weston facility; (ii) the carbon monoxide and nitrogen oxide limits for certain of the facility's combustion turbines; (iii) the particulate matter emission limits applicable to the coal handling equipment; (iv) opacity monitoring requirements; and (v) a requirement to conduct an elemental metals analysis.  WPSC is negotiating with the Wisconsin Attorney General's Office to resolve the matters.

In early November 2006, it came to the attention of WPSC that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration.  WPSC believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit in the near future that will resolve this issue.  In the unlikely event the revised Title V permit, once issued, does not resolve the issues caused by the WDNR air quality modeling errors, WPSC believes that such issues could be resolved through a limited compliance plan applicable to appropriate equipment or operations at the Weston facility.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any.

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446), requiring WPSC to control annual system mercury emissions in phases.  The first phase will occur in 2008 and 2009.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and require a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The State of Wisconsin had filed suit against the federal government along with other states in opposition to the federal mercury rule.  On February 8, 2007, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  It is not known whether the EPA will appeal or proceed with the new rulemaking.  WPSC estimates capital costs of approximately $22 million, which includes estimates for both wholly-owned and jointly-owned plants, to achieve the proposed reductions in the State's revised draft rule.  The capital costs are expected to be recovered in a future rate case.

Weston 4 installed and will operate mercury control technology, which will achieve a mercury emission rate that meets the permit limit for mercury.  The State of Wisconsin is considering rules which would exceed the vacated federal requirements.  These rules have not been finalized at this time.  Based on information understood to date, these rules may require additional investment by WPSC in order to comply. The capital costs are anticipated to be recovered in future rate cases

Sulfur Dioxide and Nitrogen Oxide

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

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $572 million, which includes estimates for both wholly-owned and jointly-owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final EPA rule.  The costs may change based on the requirements of the final state rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

Integrys Energy Groups' natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas, and as such, are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated sites and, as such, are being remediated, with costs charged to existing ratepayers at WPSC, MGUC, PGL, and NSG.  Nine of these sites have been transferred to the EPA Superfund Alternative Sites Program, and 11 sites have been transferred to the EPA's Superfund removal program, with the intent of being transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for approximately $704.2 million of future undiscounted investigation and cleanup costs as of December 31, 2007.  Integrys Energy Group has recorded a net regulatory asset of $758.8 million related to the recovery of both unrecovered expenditures, and estimated future expenditures as of December 31, 2007.  Integrys Energy Group has received $52.5 million in insurance recoveries as of December 31, 2007, which were recorded as a reduction to the regulatory assets.

The natural gas utilities are coordinating the investigation and the cleanup of the manufactured gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million (in the form of certain defined net worth levels which NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed and construction of the groundwater treatment plan has commenced.  The EPA agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

With respect to portions of certain sites in the City of Chicago (Chicago), PGL received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require PGL to perform extensive investigations or remediations. These demands include notice letters sent to PGL by River Village West LLC.  In April 2005, River Village West filed suit against PGL in the United States District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (RCRA). The suit, River Village West LLC et al. v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005) (RVW II), seeks an order directing PGL to remediate three former sites: the former South Station, the former Throop Street Station and the former Hough Place Station.

In August 2006, a member of River Village West individually filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-4465 (N.D. III. 2006) (Snitzer I), seeks an order directing PGL to remediate the Willow Street Station former manufactured gas plant site which is located along the Chicago River.  In October 2006, the same individual filed another suit in the United States District Court for the Northern District of Illinois under RCRA and CERCLA.  The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-5901 (N.D. III. 2006) (Snitzer II), seeks an order directing PGL to remediate four former manufactured gas plant sites, which are located on or near the Chicago River:  22nd Street Station, Division Street Station, Hawthorne Station, and North Shore Avenue Station.  This individual also notified PGL of his intent to file suit under RCRA and CERCLA seeking an order directing PGL to remediate two other such sites: Calumet Station and North Station.

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

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPSC, MGUC, PGL, and NSG. Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the financial position or results of operations of Integrys Energy Group.

Flood Damage

In May 2003, a fuse plug at the Silver Lake reservoir owned by UPPCO was breached.  This breach resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.  Several lawsuits were filed related to this incident, all of which have been settled and for which insurance recovery was received in excess of the applicable self-insured retention.

UPPCO has completed significant environmental restoration activities and is working with the Michigan Department of Environmental Quality to determine what additional activities are necessary to resolve the impacts associated with this event.  Integrys Energy Group maintains a comprehensive insurance program that includes UPPCO that it believes is sufficient to cover its responsibilities related to this event. The self-insured retention on this policy is not material to Integrys Energy Group.

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of incremental operation and maintenance costs that are not reimbursable through insurance.  At this time, it is expected that all of these costs will be recovered by third party settlements.  UPPCO also received approval from the MPSC to defer incremental power supply costs associated with the incident.  Recovery of the deferred power supply costs will be addressed in future rate proceedings.

UPPCO has announced its decision to restore Silver Lake as a reservoir for power generation, pending approval of an economically feasible design by the FERC.  The FERC has required that a board of consultants evaluate and oversee the design approval process.  UPPCO continues to work with its Board of Directors and the FERC to develop an economically feasible design.

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand from the S.W. Shattuck Chemical Company, Inc. alleging that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site.  In 1992, the EPA issued a record of decision (ROD) for the Denver site and remediation work began.  The remedy selected in the ROD consisted of the on-site stabilization, solidification, and capping of soils containing radioactive wastes.  In 1998, the remedial action under the 1992 ROD was completed.  In 2002, the EPA issued an amended ROD that required removing the monolith cap and undertaking additional soil excavation.  The work performed under the Amended ROD began in September 2002 and was completed in September 2006.

NSG does not believe that it has liability for the costs related to this site, but cannot determine the matter with certainty.  At this time, NSG cannot reasonably estimate what range of loss, if any, may occur.  In the event that NSG incurs liability, it would pursue reimbursement from insurance carriers and other responsible parties, if any.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases.  Integrys Energy Group is evaluating both the technical and cost implications which may result from a future state, regional, or federal greenhouse gas regulatory program.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress.  Efforts are underway within the utility industry to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program and we believe future expenditures by our regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Natural Gas Charge Reconciliation Proceedings and Related Matters

Natural Gas Charge Settlement

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.  The natural gas charge represents the cost of natural gas and transportation and storage services purchased by PGL and NSG (Gas Charge).  In these proceedings, interested parties review the accuracy of the reconciliation of revenues and costs and the prudence of natural gas costs recovered through the Gas Charge.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order the utility to refund the affected amount to customers through subsequent Gas Charge filings.

Pursuant to a 2006 settlement agreement related to fiscal year 2001-2004 natural gas costs, PGL and NSG agreed to make payments of up to $30 million towards conservation and weatherization programs for low and moderate income customers.  At the date of the PEC merger, $25 million of that amount had not yet been paid, and was recorded as a preacquisition contingency.  At December 31, 2007, $20 million remains unpaid and was included in other long-term liabilities.

PGL and NSG also refunded certain amounts related to fiscal 2001-2004 natural gas costs, but those refunds had been completed prior to the PEC merger.

The settlement agreement provides that PGL and NSG will cooperate with Chicago and the Illinois Attorney General ("AG") to identify those customers who were not receiving natural gas as of the date of the Agreement that are financial hardship cases.  The hardship cases were identified by the utilities, the AG, and Chicago.  Following identification, PGL and NSG reconnected the hardship cases.  PGL and NSG forgave all outstanding debt for reconnected customers.  Although PGL and NSG believe they have fully complied with this provision of the Agreement, Chicago and the AG have indicated that they believe the terms of the hardship program are broader than what PGL and NSG believe they are obligated to implement.  Management continues to believe that it has fully complied with the obligations of the Agreement with respect to the hardship program.

PGL and NSG agreed to conduct internal and external audits of their natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit being performed by a consulting firm retained by the ICC is in progress.  No findings or recommendations have yet been issued.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers' natural gas charges.  The ICC staff and intervener witnesses recommended disallowances.  The majority of the recommended disallowances are for a one-time adjustment to transportation customers' bank (storage) natural gas liability balances.  For PGL, the ICC issued its order, which accepted the administrative law judges' recommendations and ICC staff's recommended disallowances in their entirety, on January 16, 2008.  The gas cost disallowance for PGL is $20.5 million.  For NSG, the ICC issued its order, which accepted the administrative law judges' recommendations and ICC staff's recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for NSG is $1.0 million.  On February 14, 2008, PGL and NSG filed for rehearing on one of the two bank (storage) gas liability issues.  The disallowance for the rehearing issue is approximately $0.8 million for PGL and $0.3 million for NSG.  The ICC must act on rehearing no later than March 5, 2008.  The customer refunds from the 2005 Gas Charge reconciliation cases have been accounted for as a preacquisition contingency.  As of December 31, 2007, PGL and NSG recorded a current liability of $22.5 million and $1.1 million, respectively, including interest.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  PGL and NSG filed their direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated Gas Charge reconciliation cases for the period of October 2006 through December 2006 to cover the gap created by PGL and NSG's change to a calendar year reconciliation period.  The ICC staff moved to consolidate the new cases with the fiscal 2006 cases, and the administrative law judge granted the motion in July 2007.  PGL's and NSG's direct testimony for the October through December 2006 period was filed on October 17, 2007.  There is a status hearing scheduled for March 17, 2008, to set a schedule.  As of December 31, 2007, the amounts recorded related to the 2006 Gas Charge reconciliation cases were insignificant.

The ICC initiated the calendar year 2007 Gas Charge reconciliation cases on November 28, 2007.  The initiating order directs PGL and NSG to file direct testimony on April 15, 2008.  There is a status hearing scheduled for July 15, 2008.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings. The suit, Alport et al. v. Peoples Energy Corporation seeks unspecified compensatory and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.

Based upon the settlement of the ICC's final orders in PGL's and NSG's fiscal years 2001 through 2004 reconciliation cases, the court, on September 25, 2006, granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC's joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC's motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases).  The plaintiffs filed a third amended complaint and a motion for class certification, and on April 25, 2007 the Court denied, without prejudice, plaintiffs' motion for class certification.  On June 29, 2007, PEC filed a motion to dismiss the proceeding for failure to join a necessary party.  Plaintiffs filed an amended complaint on July 11, 2007.  On December 4, 2007, the court denied PEC's motion to dismiss.  Management cannot predict the outcome of this litigation at this time.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws, require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On December 20, 2006, the ICC entered an order approving a stipulation between the parties to this proceeding under which PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with the city of Chicago to exchange information.  This order resolved only the ICC proceeding and did not constitute a release of any other potential actions outside of the ICC proceeding.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC staff, and PGL began the investigation process during the second quarter of 2007.  No findings or recommendations have yet been communicated.

On May 16, 2006, the AG served a subpoena requesting documents relating to PGL's corrosion inspections.  PGL's counsel has met with representatives of the AG's office and provided documents relating to the subpoena.  On July 10, 2006, the United States Attorney for the Northern District of Illinois served a grand jury subpoena on PGL requesting documents relating to PGL's corrosion inspections.  PGL's counsel has met with the United States Attorney's office and provided documents relating to corrosion inspections.  PGL has had no further communication with the United States Attorney's office since that time.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  PGL and NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs' seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court.  PGL and NSG responded by filing motions to dismiss and are awaiting a decision on these motions.  PEC and its utility subsidiaries continue to believe they have meritorious defenses and intend to vigorously defend against the class action lawsuit.

NOTE 18--GUARANTEES

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

Most of the guarantees issued by Integrys Energy Group include inter-company guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance.  As such, these guarantees are excluded from the recognition and measurement requirements of Interpretation No. 45.

The following table shows Integrys Energy Group's outstanding guarantees at December 31, 2007, 2006, and 2005:

(Millions)	December 31, 2007	December 31, 2006	December 31, 2005
Guarantees of subsidiary debt and revolving line of credit	$903.1	$178.3	$27.2
Guarantees supporting commodity transactions of subsidiaries	1,907.4	1,314.0	1,154.7
Standby letters of credit	137.1	155.3	114.3
Surety bonds	1.7	1.2	0.8
Other guarantees	10.2	10.2	13.6
Total guarantees	$2,959.5	$1,659.0	$1,310.6

Integrys Energy Group's outstanding guarantees at December 31, 2007, will expire as shown in the following table:

(Millions)	Total Amounts Committed at December 31, 2007	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt and revolving line of credit	$903.1	$150.0	$-	$725.0	$28.1
Guarantees supporting commodity transactions of subsidiaries	1,907.4	1,754.2	76.5	26.7	50.0
Standby letters of credit	137.1	113.7	23.4	-	-
Surety bonds	1.7	1.7	-	-	-
Other guarantees	10.2	-	7.9	2.3	-
Total guarantees	$2,959.5	$2,019.6	$107.8	$754.0	$78.1

At December 31, 2007, management was authorized to issue corporate guarantees in the aggregate amount of up to $2.1 billion to support the business operations of Integrys Energy Services. The following outstanding amounts are subject to this limit:

December 31, 2007
Guarantees supporting commodity transactions of subsidiaries	$1,752.9
Guarantees of subsidiary debt	151.1
Standby letters of credit	130.0
Surety bonds	0.9
Total guarantees subject to $2.1 billion limit	$2,034.9
In February 2008, Integrys Energy Group's Board of Directors increased this limit to $2.35 billion.

Of the parental guarantees provided by Integrys Energy Group to Integrys Energy Services, the current amount at December 31, 2007, which Integrys Energy Group would be obligated to support, is approximately $620.1 million.

At December 31, 2007, Integrys Energy Group's $903.1 million of outstanding guarantees supporting subsidiary debt and revolving lines of credit consisted of the following:

•	An agreement to fully and unconditionally guarantee PEC's $400.0 million revolving line of credit,
•	An agreement to fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011,
•
A $150.0 million credit agreement at Integrys Energy Services used to finance natural gas in storage and margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as for general corporate purposes, and

•
$28.1 million of guarantees supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Services' parental guarantee limit discussed above.

At December 31, 2007, Integrys Energy Group's $1,907.4 million of outstanding guarantees supporting commodity transactions of subsidiaries consisted of the following:

•
Parental guarantees of $1,761.0 million to support the business operations of Integrys Energy Services, of which $8.1 million is not included above in the table of guarantees subject to the $2.1 billion limit, due to specific authorization received from Integrys Energy Group's Board of Directors,

•	$0.1 million, of an authorized $15.0 million, of corporate guarantees to support energy and transmission supply at UPPCO that are not reflected on Integrys Energy Group's Consolidated Balance Sheet,

•
Guarantees of $60.9 million and $75.4 million, respectively, related to natural gas supply at MGUC and MERC.  Corporate guarantees in the amounts of $75.0 million and $125.0 million have been authorized by Integrys Energy Group's Board of Directors to support MGUC and MERC, and

•	$10.0 million, of an authorized $125.0 million, to support business operations at PEC.

At December 31, 2007, financial institutions, at the request of Integrys Energy Group, have issued $137.1 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries.  Of this amount, $132.5 million was issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors; $4.3 million was issued for workers compensation coverage in Illinois; and the remaining $0.3 million relates to letters of credit at MGUC and MERC.  Any amounts owed by our subsidiaries are reflected in Integrys Energy Group's Consolidated Balance Sheet.

At December 31, 2007, Integrys Energy Group furnished $1.7 million of surety bonds for various reasons, including worker compensation coverage and obtaining various licenses, permits, and rights of way.  Liabilities incurred as a result of activities covered by surety bonds are included in Integrys Energy Group's Consolidated Balance Sheet.

At December 31, 2007, Integrys Energy Group's outstanding $10.2 million of other guarantees consisted of the following:

•
A guarantee issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on the Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of Interpretation No. 45.  The maximum exposure related to this guarantee was $3.8 million at December 31, 2007, and $4.9 million at December 31, 2006.

•
A liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee's scheduled maintenance period in 2009.  As of December 31, 2007, WPSC had paid $4.8 million to Dominion related to this guarantee, reducing the liability to $4.1 million.  The liability recorded for this guarantee was $5.3 million at December 31, 2006.

•
A $2.3 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification related to potential contamination from ash disposed from this facility.  A $0.2 million liability was recorded related to this indemnification at December 31, 2007.

Typically, under agreements related to the sale of assets or subsidiaries, Integrys Energy Group or its subsidiaries agree to indemnify the buyers for losses resulting from potential breaches of Integrys Energy Group's or its subsidiaries' representations and warranties thereunder.  Integrys Energy Group believes the likelihood of having to make any material cash payments under these sales agreements as a result of breaches of representations and warranties is remote, and as such, has not recorded any liability related to these agreements.

NOTE 19--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

Integrys Energy Group and its subsidiaries have three non-contributory qualified retirement plans covering substantially all employees, as well as several unfunded nonqualified retirement plans.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to employees and their dependents.  Integrys Energy Group expenses the costs of these benefits for active employees as incurred and funds benefits for retirees through irrevocable trusts as allowed for income tax purposes.

The net periodic benefit cost associated with the plans is allocated among Integrys Energy Group's subsidiaries.  Actuarial calculations are performed (based upon specific employees and their related years of service) in order to determine the appropriate benefit cost allocation.

The costs of pension and other postretirement benefits are expensed over the period during which the employee renders service.  The transition obligation related to plans that existed at Integrys Energy Group prior to the PEC merger is being recognized over a 20-year period beginning in 1993.  Integrys Energy Group uses a December 31 measurement date for all of its plans.

Integrys Energy Group adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)," at December 31, 2006.  SFAS No. 158 requires employers to recognize a defined benefit postretirement plan's funded status in the balance sheet, and recognize changes in the plan's funded status in comprehensive income in the year in which the changes occur.  Integrys Energy Group's regulated utilities record changes in the funded status to regulatory asset or liability accounts, pursuant to SFAS No. 71.

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

As a result of the changes described above, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007.  The curtailment gains and losses recognized, as a result of the plan design changes, were not significant and are included in the table below.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.   The changes did not result in a curtailment.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets during 2007, 2006, and 2005.

	Pension Benefits			Other Benefits
(Millions)	2007	2006	2005	2007	2006	2005
Reconciliation of benefit obligation (qualified and non-qualified plans)
Obligation at January 1	$787.3	$727.8	$720.7	$292.1	$286.9	$294.7
Service cost	39.7	24.2	23.9	15.4	7.1	8.0
Interest cost	70.4	42.1	40.3	24.5	17.3	16.5
Plan amendments	-	-	-	(21.4)	-	-
Plan curtailments	(0.7)	-	-	(0.6)	-	-
Plan spin off - Kewaunee sale	-	-	(25.7)	-	-	(13.3)
Plan acquisitions – MGUC and MERC	-	60.8	-	-	23.0	-
Plan acquisitions – PEC	498.1	-	-	156.7	-	-
Actuarial (gain) loss - net	(96.0)	(19.5)	8.2	(43.0)	(33.1)	(9.6)
Participant contributions	-	-	-	6.0	-	-
Benefit payments	(88.6)	(48.1)	(39.6)	(22.8)	(10.2)	(9.4)
Federal subsidy on benefits paid	-	-	-	1.7	1.1	-
Obligation at December 31	$1,210.2	$787.3	$727.8	$408.6	$292.1	$286.9

	Pension Benefits			Other Benefits
(Millions)	2007	2006	2005	2007	2006	2005
Reconciliation of fair value of plan assets (qualified plans)
Fair value of plan assets at January 1	$674.0	$583.0	$588.9	$212.8	$183.0	$170.9
Actual return on plan assets	68.9	67.3	39.7	14.5	16.5	11.3
Employer contributions	25.5	25.3	8.2	7.9	17.9	20.4
Participant contributions	-	-	-	6.0	-	-
Plan spin off – Kewaunee sale	-	-	(15.5)	-	-	(10.4)
Plan acquisitions – MGUC and MERC	0.2	45.0	-	-	5.4	-
Plan acquisitions – PEC	537.6	-	-	29.7	-	-
Benefit payments	(86.7)	(46.6)	(38.3)	(22.6)	(10.0)	(9.2)
Fair value of plan assets at December 31	$1,219.5	$674.0	$583.0	$248.3	$212.8	$183.0

Amounts recognized in Integrys Energy Group's Consolidated Balance Sheet at December 31 related to the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Noncurrent assets	$98.7	$-	$2.7	$-
Current liabilities	4.4	3.8	0.1	0.2
Noncurrent liabilities	85.0	109.5	162.9	79.1
Net assets	$9.3	$(113.3)	$(160.3)	$(79.3)

The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion and $700.1 million at December 31, 2007, and 2006, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31,
(Millions)	2007	2006
Projected benefit obligation	$276.0	$34.3
Accumulated benefit obligation	240.4	32.2
Fair value of plan assets	193.3	-

The following table shows the amounts that have not yet been recognized in Integrys Energy Group's net periodic benefit cost as of December 31.  Amounts related to the nonregulated entities are included in accumulated other comprehensive income, while amounts related to the utilities are recorded as regulatory assets or liabilities.

	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Accumulated other comprehensive income (pre-tax)
Net actuarial loss	$3.5	$9.7	$0.9	$1.7
Prior service costs (credits)	1.5	1.6	(2.6)	(3.1)
Total	$5.0	$11.3	$(1.7)	$(1.4)
Net regulatory assets
Net actuarial loss (gain)	$(16.5)	$58.6	$(10.4)	$31.1
Prior service costs (credits)	27.7	32.6	(30.3)	(11.8)
Transition obligation	-	-	1.3	2.5
Merger related regulatory adjustment	89.4	-	44.6	-
Total	$100.6	$91.2	$5.2	$21.8

Integrys Energy Group recorded the PEC pension assets acquired and liabilities assumed at fair value at the February 2007 acquisition date.  PGL and NSG continue to have rates set based on their historical basis of accounting, including amortizations of prior service cost, actuarial losses, and transition obligations, which were recognized in the Consolidated Financial Statements as regulatory assets at the purchase date.  The amount reflected in net periodic benefit cost in the table below is based on the amount used in the rate-setting process for PGL and NSG. The difference in the basis of accounting is shown as a merger related regulatory adjustment in the table above.

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2008 are $0.9 million and $5.1 million, respectively.  The estimated net loss, prior service credit, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2008 are $0.6 million, $(3.8) million, and $0.3 million, respectively.  The estimated merger-related regulatory adjustment that will be amortized as a component of net periodic benefit cost for defined pension and other postretirement benefit plans during 2008 is $2.6 million and $2.7 million, respectively.

The following table presents the components of the consolidated net periodic benefit cost for the plans:

	Pension Benefits			Other Benefits
(Millions)	2007	2006	2005	2007	2006	2005
Net periodic benefit cost
Service cost	$39.7	$24.2	$23.9	$15.4	$7.1	$8.0
Interest cost	70.4	42.1	40.3	24.5	17.3	16.5
Expected return on plan assets	(89.4)	(44.2)	(43.6)	(17.5)	(13.5)	(12.5)
Plan curtailments (gain) loss	-	-	-	(0.1)	-	-
Amortization of transition obligation	-	0.2	0.2	0.4	0.4	0.4
Amortization of prior-service cost (credit)	5.1	5.1	5.3	(2.6)	(2.2)	(2.2)
Amortization of net loss	4.8	9.8	8.7	1.8	5.3	5.5
Amortization of merger related regulatory adjustment	14.2	-	-	0.8	-	-
Net periodic benefit cost	$44.8	$37.2	$34.8	$22.7	$14.4	$15.7

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted average assumptions used at December 31 in accounting for the plans are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate for benefit obligations	6.40%	5.87%	5.65%	6.40%	5.87%	5.65%
Discount rate for net periodic benefit cost	5.88%	5.65%	5.75%	5.79%	5.65%	5.75%
Expected return on assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.98%	5.50%	5.50%	-	-	-

The assumptions used for Integrys Energy Group's medical and dental cost trend rates are shown in the following table:

	2007	2006	2005
Assumed medical cost trend rate (under age 65)	8.0%-10.0%	9.0%	10.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2010-2013	2010	2010

Assumed medical cost trend rate (over age 65)	10.0%-10.5%	11.0%	12.0%
Ultimate trend rate	5.5%-6.5%	6.5%	6.5%
Ultimate trend rate reached in	2011-2013	2011	2011

Assumed dental cost trend rate	5.0%	5.0%	5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported by Integrys Energy Group for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

(Millions)	1% Increase	1% Decrease
Integrys Energy Group
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$5.3	$(4.7)
Effect on the health care component of theaccumulated postretirement benefit obligation	$49.7	$(41.1)

Pension and Other Postretirement Benefits Plan Assets

Weighted-average asset allocations of the plans at December 31, 2007, and 2006, are as follows:

	Pension Plan Assets at December 31,		Postretirement Plan Assets at December 31,
Asset category	2007	2006	2007	2006
Equity securities	63%	60%	61%	61%
Debt securities	33%	35%	39%	39%
Real estate	4%	5%	-	-
Total	100%	100%	100%	100%

The target asset allocations for plans in place prior to the PEC merger for the above listed asset classes are as follows:  pension plan – equity securities 60%, debt securities 35%, and real estate 5%; postretirement plan – equity securities 65% and debt securities 35%.  The target asset allocations for plans acquired in the PEC merger are as follows: pension plan – equity securities 70% and debt securities 30%; postretirement plan – equity securities 60% and debt securities 40%.  The Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and related trusts.  The Committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

Cash Flows Related to Pension and Other Postretirement Benefit Plans

Integrys Energy Group's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  Integrys Energy Group expects to contribute $24.8 million to pension plans and $12.8 million to other postretirement benefit plans in 2008.

The following table shows the payments, reflecting expected future service, which Integrys Energy Group expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2008	$87.8	$22.6	$(2.2)
2009	91.3	24.5	(2.5)
2010	106.0	26.4	(2.7)
2011	107.9	28.8	(2.9)
2012	93.3	30.7	(3.0)
2013-2017	545.4	178.4	(17.5)

Defined Contribution Benefit Plans

Integrys Energy Group maintains 401(k) Savings Plans for substantially all full-time employees.  Prior to 2008, employees generally could contribute from 1% to 30% of their base compensation to individual accounts within the 401(k) Savings Plan.  The Employee Stock Ownership Plan (ESOP) required a match in the form of shares of Integrys Energy Group's common stock equivalent to 100% of the first 4% and 50% of the next 2% contributed by non-union employees.  Certain non-union employees automatically qualified for participation in the ESOP and certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  The ESOP held 2.3 million shares of Integrys Energy Group's common stock (market value of $121.9 million) at December 31, 2007. Certain employees participate in a discretionary profit-sharing contribution and/or cash match in place of participation in the ESOP.  Total costs incurred under these plans were $14.4 million in 2007, $9.4 million in 2006, and $8.4 million in 2005.

In conjunction with the PEC merger, Integrys Energy Group made changes to the defined contribution benefit plans effective January 1, 2008.  These changes include:

•	A lump-sum company contribution component for certain employees;
•	Company match equivalent to 100% of the first 5% contributed by non-union employees; and
•	Employees can contribute up to 50% of their base compensation.

Integrys Energy Group maintains deferred compensation plans that enable certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis.  Non-employee directors can defer up to 100% of their director fees.  Compensation is generally deferred in the form of cash, indexed to certain investment options, or Integrys Energy Group common stock with deemed dividends paid on the common stock automatically reinvested.  Effective March 31, 2008, the investment option of indexing to Integrys Energy Group's return on equity will be closed to new contributions.

The deferred compensation arrangements in which distributions are made solely in Integrys Energy Group's common stock are classified as an equity instrument.  Changes in the fair value of the deferred compensation obligation are not recognized.  The deferred compensation obligation associated with this arrangement was $24.6 million at December 31, 2007, and $19.9 million at December 31, 2006.

The portion of the deferred compensation obligation associated with deferrals that allow for distribution in cash is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to expense, to reflect changes in the fair value of the deferred compensation obligation.  The obligation classified within other long-term liabilities was $30.2 million at December 31, 2007, and $26.8 million at December 31, 2006.  The costs incurred under this arrangement were $2.3 million in 2007, $3.0 million in 2006, and $2.6 million in 2005.

The deferred compensation programs are partially funded through shares of Integrys Energy Group's common stock that is held in a rabbi trust.  The common stock held in the rabbi trust is classified as a reduction of equity in a manner similar to accounting for treasury stock.  The total cost of Integrys Energy Group's common stock held in the rabbi trust was $14.7 million at December 31, 2007, and $13.2 million at December 31, 2006.

NOTE 20--PREFERRED STOCK OF SUBSIDIARY

Integrys Energy Group's subsidiary, WPSC, has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value. Outstanding shares are as follows at December 31:

		2007		2006
(Millions, except share amounts)	Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
	5.00%	130,714	$13.1	130,765	$13.1
	5.04%	29,898	3.0	29,920	3.0
	5.08%	49,923	5.0	49,928	5.0
	6.76%	150,000	15.0	150,000	15.0
	6.88%	150,000	15.0	150,000	15.0
Total		510,535	$51.1	510,613	$51.1

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

The preferred stock has no pre-emptive, subscription, or conversion rights, and has no sinking fund provisions.

NOTE 21--COMMON EQUITY

Integrys Energy Group had the following shares outstanding at December 31, 2007, and 2006, respectively:

Shares outstanding at December 31	2007	2006
Common stock, $1 par value, 200,000,000 shares authorized	76,340,756	43,387,460
Treasury shares	10,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	338,522	311,666
Average cost of deferred compensation rabbi trust shares	$43.48	$42.24

Treasury shares at December 31, 2007, and 2006, relate to our Non-Employee Directors Stock Option Plan.  All options under this plan have a ten-year life, but may not be exercised until one year after the date of grant.

We issue common stock under our Stock Investment Plan and under certain of our stock-based employee benefit plans.  These stock issuances increased equity $45.7 million, $25.0 million, and $29.0 million in 2007, 2006, and 2005, respectively.

Pursuant to the merger with PEC, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, that they held immediately prior to the merger.  This resulted in an increase in common stock outstanding of 31,938,491 shares and increased equity $1.6 billion as of December 31, 2007.

In November 2005, Integrys Energy Group entered into a forward equity sale agreement with an affiliate of JP Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of Integrys Energy Group's common stock.  On May 10, 2006, Integrys Energy Group physically settled the forward equity agreement (and, thereby, issued 2.7 million shares of common stock) and received proceeds of $139.6 million.  The proceeds were used to pay down commercial paper borrowings originally utilized to finance the acquisition of the natural gas distribution operations in Michigan and for general corporate purposes.

Reconciliation of Integrys Energy Group's common stock shares	Common Stock Shares Outstanding

Balance at December 31, 2004	37,500,791
Shares issued
Stock Investment Plan	370,928
Stock-based compensation	262,714
Common stock offering	1,900,000
Rabbi trust shares	55,465
Balance at December 31, 2005	40,089,898
Shares issued
Stock Investment Plan	406,878
Stock-based compensation	134,392
Common stock offering	2,700,000
Rabbi trust shares	56,292
Balance at December 31, 2006	43,387,460
Shares issued
Merger with PEC	31,938,491
Stock Investment Plan	529,935
Stock-based compensation	444,041
Rabbi trust shares	40,829
Balance at December 31, 2007	76,340,756

Dividends

Integrys Energy Group is a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to pay dividends to us. The PSCW has by order restricted our subsidiary, WPSC, to paying normal dividends on its common stock of no more than 103% of the previous year's common stock dividend. The PSCW also requires WPSC to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility), which has a common equity range of 50% to 55%.  The PSCW has also established a targeted financial common equity ratio at 52% that results in a regulatory common equity ratio of 57.46%.  The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target.  Each of these limitations may be modified by a future order of the PSCW. Our right to receive dividends on the common stock of WPSC is also subject to the prior rights of WPSC's preferred shareholders and to provisions in WPSC's restated articles of incorporation which limit the amount of common stock dividends which WPSC may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  These limitations are not expected to limit any dividend payments in the foreseeable future. At December 31, 2007, WPSC had $335.9 million of retained earnings available for the payment of dividends.

UPPCO's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by Integrys Energy Group.  Under the most restrictive of these provisions, $26.1 million of retained earnings were available at December 31, 2007, for the payment of common stock cash dividends by UPPCO.

For the year ended December 31, 2007, PEC, MGUC, MERC, and Integrys Energy Services have not made any dividend payments.  These companies do not have any dividend restrictions.

At December 31, 2007, Integrys Energy Group had $680.4 million of retained earnings available for the payment of dividends.  Integrys Energy Group does not have any dividend restrictions.

Earnings Per Share

Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, performance stock rights, and shares related to the forward equity transaction discussed above. The calculation of diluted earnings per share for the years shown below excludes some insignificant stock option and performance stock rights that had an anti-dilutive effect. The following table reconciles the computation of basic and diluted earnings per share:
(Millions, except per share amounts)	2007	2006	2005

Numerator:
Income from continuing operations	$181.1	$151.6	$150.6
Discontinued operations, net of tax	73.3	7.3	11.5
Cumulative effect of change in accounting principles, net of tax	-	-	(1.6)
Preferred stock dividends declared	(3.1)	(3.1)	(3.1)
Net earnings available for common shareholders	$251.3	$155.8	$157.4

Denominator:
Average shares of common stock outstanding – basic	71.6	42.3	38.3
Effect of dilutive securities
Stock options	0.2	0.1	0.4
Average shares of common stock outstanding – diluted	71.8	42.4	38.7

Net earnings per share of common stock
Basic	$3.51	$3.68	$4.11
Diluted	3.50	3.67	4.07

NOTE 22--STOCK-BASED COMPENSATION

In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan (2007 Omnibus Plan).  Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  At December 31, 2007, stock options, performance stock rights, restricted shares, and stock appreciation rights were outstanding under the various plans.

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

The fair values of stock option awards granted in May 2007 and December 2006 were estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the U.S. Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility.  The fair values of stock option awards granted in December 2005 were estimated using the Black-Scholes option-pricing model.  The following table shows the weighted-average fair values along with the assumptions incorporated into the models:

	2007	2006	2005
Weighted-average fair value	$7.80	$6.04	$4.40
Expected term	7 years	6 years	6 years
Risk-free interest rate	4.65%	4.42%	4.38%
Expected dividend yield	4.50%	4.90%	4.73%
Expected volatility	17%	17%	12%

Total pre-tax compensation cost recognized for stock options during the years ended December 31, 2007, and 2006, was $1.8 million and $1.8 million, respectively.  No compensation cost was recognized for stock options in 2005, as Integrys Energy Group did not adopt the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," until January 1, 2006.  The total compensation cost capitalized in 2007 and 2006 was immaterial.  As of December 31, 2007, $1.9 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 2.9 years.

Cash received from option exercises during the years ended December 31, 2007, 2006, and 2005, was $14.0 million, $1.9 million, and $5.9 million, respectively.  The tax benefit realized from these option exercises was $2.3 million in 2007, immaterial in 2006, and $1.3 million in 2005.

A summary of stock option activity for the year ended December 31, 2007, and the number of outstanding and exercisable stock options at December 31, 2007, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2006	1,968,625	$45.53
Converted options from merger	377,833	46.46
Granted	240,130	58.65
Exercised	355,611	39.33		$4.4
Forfeited	1,036	46.78		-
Expired	13,942	47.07		0.1
Outstanding at December 31, 2007	2,215,999	$47.81	6.66	$11.6
Exercisable at December 31, 2007	1,482,106	$44.43	5.68	$11.4

On February 21, 2007, all of PEC's then outstanding stock options were converted into 377,833 Integrys Energy Group stock options based on the exchange ratio of 0.825.  These options were fully vested prior to the merger date.

During the years ended December 31, 2006 and 2005, the intrinsic value of options exercised totaled $0.9 million and $3.3 million, respectively.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at December 31, 2007.  This is calculated as the difference between Integrys Energy Group's closing stock price on December 31, 2007, and the option exercise price, multiplied by the number of in-the-money stock options.

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

The fair value of performance stock right awards granted in December 2005 was estimated using Integrys Energy Group's common stock price on the date of grant, less the present value of expected dividends over the three-year vesting period, assuming a payout of 100% of target.  The fair values of performance stock rights granted in May 2007 and December 2006 were estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the U.S. Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  The expected volatility was estimated using three years of historical data.

	2007	2006
Expected term	3 years	3 years
Risk-free interest rate	4.71%	4.74%
Expected dividend yield	4.50%	4.90%
Expected volatility	14.50%	14.40%

Pre-tax compensation cost recorded for performance stock rights for the years ended December 31, 2007, 2006, and 2005 was $3.5 million, $2.8 million, and $3.4 million, respectively.  The total compensation cost capitalized during these same years was immaterial.  As of December 31, 2007, $2.3 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the activity related to performance stock rights for the year ended December 31, 2007, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	215,568	$45.58
Granted	40,590	52.12
Forfeited	38,700	39.14
Outstanding at December 31, 2007	217,458	$47.94

No performance shares were distributed during the year ended December 31, 2007.

Restricted Shares

In December 2006, May 2007, and September 2007, a portion of the long-term incentive was awarded in the form of restricted shares.  Most of these shares have a four-year vesting period, with 25% of each award vesting on each anniversary of the grant date.  During the vesting period, award recipients have voting rights and are entitled to dividends in the same manner as other common shareholders.  Restricted shares have a value equal to the fair market value of the shares on the grant date.  Total pre-tax compensation cost recognized for restricted shares was $1.4 million during the year ended December 31, 2007 and immaterial for the year ended December 31, 2006.  The total compensation cost capitalized in 2007 and 2006 was immaterial.  As of December 31, 2007, $3.8 million of total pre-tax compensation cost related to these awards is expected to be recognized over a weighted-average period of 3.1 years.

A summary of the activity related to restricted shares for the year ended December 31, 2007, is presented below:
	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	71,424	$52.73
Granted	50,530	56.77
Vested	17,177	52.73
Forfeited	3,632	54.25
Outstanding at December 31, 2007	101,145	$54.70

Stock Appreciation Rights

On February 21, 2007, all of PEC's then outstanding stock appreciation rights were converted into 14,021 Integrys Energy Group stock appreciation rights.  The fair value of the stock appreciation rights is estimated with a Black-Scholes model and was not significant at December 31, 2007.  No stock appreciation rights were issued during the year ended December 31, 2007.

NOTE 23--REGULATORY ENVIRONMENT

Wisconsin

On February 11, 2008, WPSC filed with the PSCW to reopen its 2008 fuel filing, requesting an increase in retail rates.  The increase is intended to recover $13.4 million of additional fuel and related costs in 2008.  The increase in costs is due to a later start-up of the Weston 4 unit, increased coal and coal transportation costs, and increased natural gas costs.  The rate increase is anticipated to go into effect March 3, 2008, subject to refund based on an audit of the fuel filing.

On October 6, 2007, Weston 3, a 321.6-megawatt base load coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008. The damage required the repair of the generator rotor, the turbine rotors, and the boiler feed pumps.  WPSC incurred approximately $7 million of incremental pre-tax non-fuel operating and maintenance expenditures through December 31, 2007, to repair and return Weston 3 to service.  WPSC has insurance in place that is expected to cover all equipment damage costs, less a $1 million deductible. WPSC was granted approval from the PSCW to defer the costs, net of insurance recoveries, for recovery in a future rate proceeding.  WPSC also incurred a total of $21.7 million of incremental pre-tax fuel and purchased power costs through December 31, 2007, and a total of approximately $24 million during the entire 14-week outage.  WPSC filed a request with the PSCW to defer the replacement purchased power costs for the Wisconsin retail portion of these costs and was granted approval retroactive to October 6, 2007.  It is anticipated that WPSC will recover replacement purchased power costs for the Michigan retail portion of these costs through the annual power supply cost recovery mechanism.

Assuming favorable outcomes for the recovery of deferred replacement purchased power and non-fuel operating and maintenance expenses, WPSC does not expect this incident to have a material impact on future earnings.

The PSCW approved the merger with PEC as of February 16, 2007.  The merger approval order contains the following conditions:

•
WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009. WPSC was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.  WPSC made this fuel and purchased power cost filing on August 14, 2007, requesting an increase of $33.3 million (3.6%).  The August 14, 2007 fuel and purchased power cost filing included recovery of the increased electric transmission costs and recovery of deferred MISO Day 2 costs over three years.  The PSCW granted a proposed increase effective January 16, 2008, which reflected updated fuel and purchased power cost information.  The final rate order issued on January 15, 2008, allowed for a $23 million (2.5%) retail electric rate increase and included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased transmission costs.

•
WPSC was required to seek approval for the formation of a service company within 120 days of the closing of the merger.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking the necessary regulatory approvals or waivers associated with the formation and operation of the service company.  All required regulatory approvals were received and Integrys Business Support, LLC became an operational centralized service company on January 1, 2008.

•	WPSC will not recover merger related transaction costs. Recovery of merger related transition costs in 2009 and later years will be limited to the verified synergy savings in those years.

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

In 2006, WPSC filed an agreement with the PSCW to refund a portion of the difference between the projected fuel costs in the 2006 Wisconsin retail rate case and actual fuel costs incurred from January 2006 through March 2006, as well as the projected fuel savings in April through June 2006.  In March 2007, the PSCW approved a refund to WPSC retail electric customers of $14.5 million.  This refund had been accrued at December 31, 2006.  The refund resulted in a credit to customers' bills over the period mid-March through mid-April.  At December 31, 2007, a regulatory liability of $1.9 million remained to be refunded to customers in 2008, and was included in the final order for the fuel filing and in the 2008 rate increase described previously.

On December 22, 2005, the PSCW issued a final written order authorizing a retail electric rate increase of $79.9 million (10.1%) and a retail natural gas increase of $7.2 million (1.1%), effective January 1, 2006.  The 2006 rates reflect an 11.0% return on common equity.  The PSCW also approved a common equity ratio of 59.7% in its regulatory capital structure.  The 2006 retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), and also for costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage.  Partially offsetting the items discussed above, retail electric rates were lowered to reflect a refund to customers of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the sale of Kewaunee (discussed below).  The 2006 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

WPSC received $127.1 million of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund in 2005, to be refunded to customers in the following manner:

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

At December 31, 2007, WPSC had recorded a $1.3 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded in 2008.

The PSCW disallowed recovery of 50% of the 2005 loss on the sale of Kewaunee.  The entire loss had previously been approved for deferral, resulting in WPSC writing off $6.1 million of the regulatory asset previously recorded.  WPSC petitioned the PSCW for rehearing on this matter; however, the request for rehearing was denied and this decision is now final.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPSC's 2006 rate case, the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At December 31, 2007, $29.3 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

In 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin.  During the maintenance efforts, WPSC received approximately 87% of the expected coal deliveries.  WPSC took steps to conserve coal usage and secured alternative coal supplies at its affected generation facilities during that time.  The PSCW approved WPSC's request for deferred treatment of the incremental fuel costs resulting from the coal supply issues.  As of December 31, 2007, $3.0 million was deferred related to this matter.  These costs were addressed in WPSC's 2007 retail electric rate case and will be recoverable in 2008.

Michigan

On December 4, 2007, the MPSC issued a final written order authorizing a retail electric rates increase of $0.6 million, effective December 5, 2007.  WPSC's last retail electric rate increase in Michigan was effective in July 2003.  The 2008 rates reflect a 10.6% return on common equity.  The MPSC also approved a common equity ratio of 56.4% in its regulatory capital structure.  The 2008 retail electric rate increase was required because of increased costs primarily related to the construction of Weston 4 and the costs to maintain and operate the plant, a decrease in industrial load, and inflation since July 2003.  As approved by the MPSC, effective December 5, 2007, WPSC also began recovering the capacity payments related to its power purchase agreement with Dominion Energy Kewaunee, LLC through the power supply cost recovery mechanism.

On June 27, 2006, the MPSC issued a final written order authorizing a retail electric rate increase for UPPCO that reflects a 10.75% return on common equity and a common equity ratio of 54.9% in its regulatory capital structure.  The increased retail electric rate does not reflect the recovery by UPPCO of any deferred costs associated with the Silver Lake incident, which will be addressed in a future rate proceeding.

Illinois

On March 9, 2007, PGL and NSG filed requests with the ICC to increase natural gas rates on an annualized basis for PGL and NSG by $102.5 million and $6.3 million, respectively, for 2008.  Both the PGL and NSG filings included an 11.06% return on common equity and a common equity ratio of 56% in their regulatory capital structure.  In addition, PGL and NSG proposed the following “riders” that would allow changes in costs to be passed through between rate cases.  Other than the infrastructure rider, which was a mechanism to recover the return on, and return of, capital investment in excess of historical capital investment associated with accelerating the replacement of cast iron mains and only applied to PGL, the riders that applied to both PGL and NSG were:

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

On February 5, 2008, the ICC issued a final written order authorizing a rate increase of $71.2 million for PGL, which includes a return on common equity of 10.19% and a common equity ratio of 56% in its regulatory capital structure, and a rate decrease of $0.2 million for NSG, which includes a return on common equity of 9.99% and a common equity ratio of 56% in its regulatory capital structure.  The order includes approval of the decoupling mechanism as a four-year pilot and the energy efficiency mechanism for both PGL and NSG. The infrastructure mechanism (proposed by PGL) and the uncollectible expense mechanism (proposed by both PGL and NSG) were not approved. PGL and NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates went into effect on February 14, 2008.  A rehearing request, which is a prerequisite for any party wishing to appeal the order, is due 30 days after service of the order.

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

The Conditions of Approval also included commitments with respect to the recently completed rate cases of PGL and NSG.  These are the inclusion of merger synergy savings of $11.4 million at PGL and $1.6 million at NSG in the proposed test year, the recovery of $6.2 million at PGL and $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $30.9 million at PGL and $4.2 million at NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which was contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs.  Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case up to an additional $9.9 million of combined merger costs, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.  As of December 31, 2007, the regulatory asset balance representing merger costs to be recovered totaled $12.8 million at PGL and $1.7 million at NSG.

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

For the 16-month transitional period, Integrys Energy Services received billings of $19.2 million (pre-tax) for these charges.  Integrys Energy Services expensed $14.7 million of the $19.2 million, as it is probable that Integrys Energy Services' total exposure will be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings. Integrys Energy Services anticipates settling a portion of its SECA matters through vendor negotiations in 2008.  Integrys Energy Services has reached settlement agreements with three of its vendors for a combined $1.6 million.

In August 2006, the administrative law judge hearing the case issued an Initial Decision that was in agreement with all of Integrys Energy Services' positions.  If the Final Order, which is expected some time in 2008, is consistent with the Initial Decision of the administrative law judge, Integrys Energy Services' exposure of $19.2 million may be reduced by as much as $13 million (pre-tax).  The Final FERC Order is subject to rehearing and then court challenges.  Any refunds to Integrys Energy Services will include interest for the period from payment to refund.  Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact Integrys Energy Services' long-term competitiveness because the only unresolved issue is the final FERC Order and pending refund.

The SECA is also an issue for WPSC and UPPCO.  It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates, and thus, will not have a material effect on the financial position or results of operations of WPSC or UPPCO.

NOTE 24--SEGMENTS OF BUSINESS

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments.  At December 31, 2007, Integrys Energy Group reported five segments, which are described below.

•
The two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC, MGUC, MERC, PGL, and NSG.  PEC's regulated natural gas utility operations (PGL and NSG) were included in results of operations since the merger date.

•
Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

•
The nonregulated oil and natural gas production segment includes the results of PEP, which were reported as discontinued operations.  PEP engages in the acquisition, development and production of oil and natural gas reserves in selected onshore basins in the United States through direct ownership in oil, natural gas, and mineral leases.  In September 2007, Integrys Energy Group completed the sale of PEP.

•
The Holding Company and Other segment, another nonregulated segment, includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPSC, MGUC, MERC, UPPCO, PGL, and NSG.  Equity earnings from our investments in ATC, WRPC, and Guardian Pipeline, LLC (prior to its sale in 2006) are included in the Holding Company and Other segment.

The tables below present information for the respective years pertaining to our operations segmented by lines of business.

	Regulated Utilities			Nonutility and Nonregulated Operations
2007 (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,202.9	$2,102.5	$3,305.4	$6,975.7	$-	$11.3	$-	$10,292.4
Intersegment revenues	43.2	1.2	44.4	4.0	-	1.2	(49.6)	-
Depreciation and amortization expense	80.1	97.7	177.8	14.4	-	2.9	-	195.1
Miscellaneous income (expense)	8.3	5.5	13.8	(0.3)	0.1	81.4 (3)	(30.9)	64.1
Interest expense	32.4	53.4	85.8	13.5	2.4	93.7	(30.9)	164.5
Provision (benefit) for income taxes	51.5	14.5	66.0	26.3	(1.0)	(5.3)	-	86.0
Income (loss) from continuing operations	89.6	29.6	119.2	83.2	(2.5)	(18.8)	-	181.1
Discontinued operations	-	-	-	14.8	58.5	-	-	73.3
Preferred stock dividends of subsidiary	2.2	0.9	3.1	-	-	-	-	3.1
Income (loss) available for common shareholders	87.4	28.7	116.1	98.0	56.0	(18.8)	-	251.3
Total assets	2,470.8	4,777.8	7,248.6	3,150.6	-	1,911.4	(1,076.2)	11,234.4
Cash expenditures for long-lived assets	202.6	158.8	361.4	20.5	-	10.7	-	392.6
(1) Includes only utility operations.
(2) Nonutility operations are included in the Holding Company and Other column.
(3) Other miscellaneous income includes $52.3 million of pre-tax income from equity method investments.

	Regulated Utilities			Nonutility and Nonregulated Operations
2006 (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Holding Company and Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,057.9	$676.1	$1,734.0	$5,151.8	$4.9	$-	$6,890.7
Intersegment revenues	41.5	0.8	42.3	7.3	1.2	(50.8)	-
Depreciation and amortization expense	78.5	32.7	111.2	9.4	0.7	-	121.3
Miscellaneous income (expense)	3.2	1.0	4.2	(11.4)	66.0 (3)	(16.0)	42.8
Interest expense	30.0	18.1	48.1	15.4	51.7	(16.0)	99.2
Provision (benefit) for income taxes	48.6	1.5	50.1	(5.0)	(0.1)	-	45.0
Income (loss) from continuing operations	87.6	(1.3)	86.3	65.0	0.3	-	151.6
Discontinued operations	-	-	-	7.3	-	-	7.3
Preferred stock dividends of subsidiary	2.1	1.0	3.1	-	-	-	3.1
Income (loss) available for common shareholders	85.5	(2.3)	83.2	72.3	0.3	-	155.8
Total assets	2,368.0	1,483.9	3,851.9	2,736.7	741.5	(468.4)	6,861.7
Cash expenditures for long-lived assets	282.1	54.6	336.7	5.5	(0.2)	-	342.0
(1) Includes only utility operations.
(2) Nonutility operations are included in the Holding Company and Other column.
(3) Other miscellaneous income includes $42.2 million of pre-tax income from equity method investments.

	Regulated Utilities			Nonutility and Nonregulated Operations
2005 (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Holding Company and Other(2)		Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,003.6	$520.6	$1,524.2	$5,301.3	$-		$-	$6,852.5
Intersegment revenues	33.5	1.4	34.9	13.6	1.1		(49.6)	-
Depreciation and amortization expense	120.4	19.5	139.9	9.5	0.3		-	149.7
Miscellaneous income (expense)	52.0	0.7	52.7	(0.8)	41.4	(3)	(4.5)	88.8
Interest expense	27.1	8.7	35.8	4.4	26.3		(4.5)	62.0
Provision (benefit) for income taxes	37.0	7.3	44.3	(2.4)	(2.3)		-	39.6
Income from continuing operations	66.2	14.3	80.5	64.2	5.9		-	150.6
Discontinued operations	-	-	-	11.5	-		-	11.5
Cumulative effect of change in accounting principle	-	-	-	(1.6)	-		-	(1.6)
Preferred stock dividends of subsidiary	2.0	1.1	3.1	-	-		-	3.1
Income available for common shareholders	64.2	13.2	77.4	74.1	5.9		-	157.4
Cash expenditures for long-lived assets	373.9	36.4	410.3	2.7	0.9		-	413.9
(1) Includes only utility operations.
(2) Nonutility operations are included in the Holding Company and Other column.
(3) Other miscellaneous income includes $31.8 million of pre-tax income from equity method investments.

	2007		2006		2005
Geographic Information (Millions)	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues
United States	$8,066.5	$7,028.5	$4,908.5	$3,605.1	$4,659.8
Canada*	2,225.9	20.3	1,982.2	21.0	2,165.7
Total	$10,292.4	$7,048.8	$6,890.7	$3,626.1	$6,825.5
* Revenues and assets of Canadian subsidiaries.

NOTE 25--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions, except for share amounts)	Three Months Ended
	2007
	March	June	September	December	Total
Operating revenues	$2,746.6	$2,361.7	$2,122.5	$3,061.6	$10,292.4
Operating Income (loss)	183.1	(33.9)	54.1	164.1	367.4
Income (loss) from continuing operations	117.2	(39.6)	11.6	91.9	181.1
Discontinued operations, net of tax	23.0	24.0	32.3	(6.0)	73.3
Preferred stock dividends of subsidiary	0.8	0.8	0.7	0.8	3.1
Income (loss) available for common shareholders	139.4	(16.4)	43.2	85.1	251.3

Average number of shares of common stock (basic)	57.5	76.0	76.2	76.5	71.6
Average number of shares of common stock (diluted)	57.8	76.0	76.5	76.6	71.8

Earnings (loss) per common share (basic) *
Income (loss) from continuing operations	$2.02	$(0.53)	$0.14	$1.19	$2.49
Discontinued operations	0.40	0.31	0.43	(0.08)	1.02
Earnings (loss) per common share (basic)	2.42	(0.22)	0.57	1.11	3.51
Earnings (loss) per common share (diluted) *
Income (loss) from continuing operations	2.01	(0.53)	0.14	1.19	2.48
Discontinued operations	0.40	0.31	0.42	(0.08)	1.02
Earnings (loss) per common share (diluted)	2.41	(0.22)	0.56	1.11	3.50
* Earnings per share for the individual quarters do not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

(Millions, except for share amounts)	Three Months Ended
	2006
	March	June	September	December	Total
Operating revenues	$1,995.7	$1,475.3	$1,555.1	$1,864.6	$6,890.7
Operating Income	95.1	67.6	44.4	42.1	249.2
Income from continuing operations	59.3	41.9	28.0	22.4	151.6
Discontinued operations, net of tax	1.6	(6.2)	12.2	(0.3)	7.3
Preferred stock dividends of subsidiary	0.8	0.8	0.7	0.8	3.1
Income available for common shareholders	60.1	34.9	39.5	21.3	155.8

Average number of shares of common stock (basic)	40.3	42.2	43.3	43.5	42.3
Average number of shares of common stock (diluted)	40.6	42.2	43.4	43.6	42.4

Earnings (loss) per common share (basic) *
Income from continuing operations	$1.45	$0.97	$0.63	$0.50	$3.51
Discontinued operations	0.04	(0.14)	0.28	(0.01)	0.17
Earnings per common share (basic)	1.49	0.83	0.91	0.49	3.68
Earnings (loss) per common share (diluted) *
Income from continuing operations	1.44	0.97	0.63	0.50	3.50
Discontinued operations	0.04	(0.14)	0.28	(0.01)	0.17
Earnings per common share (diluted)	1.48	0.83	0.91	0.49	3.67
* Earnings per share for the individual quarters do not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

Because of various factors, the quarterly results of operations are not necessarily comparable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Integrys Energy Group, Inc.:

We have audited the accompanying consolidated balance sheets of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Integrys Energy Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, Integrys Energy Group management, with the participation of Integrys Energy Group's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Integrys Energy Group's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, as of the date of such evaluation, Integrys Energy Group's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to Integrys Energy Group (including its consolidated subsidiaries) as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls

Integrys Energy Group considers the merger with PEC material to the results of its operations, cash flows and financial position from the date of the acquisition through December 31, 2007, and believes that the internal controls and procedures of PEC have a material effect on its internal control over financial reporting.  Integrys Energy Group is currently in the process of integrating the internal controls and procedures of PEC with its internal controls over financial reporting.  Integrys Energy Group has expanded its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include PEC.

There were no other changes in the Integrys Energy Group internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting, other than the merger with PEC.

Management Reports on Internal Control over Financial Reporting

For the Integrys Energy Group's Management Report on Internal Control over Financial Reporting, see Section A of Item 8.

Reports of Independent Registered Public Accounting Firm

For the Integrys Energy Group's Reports of Independent Registered Public Accounting Firm, see Sections B and H Item 8.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF INTEGRYS ENERGY GROUP

Information required by this Item regarding the directors of Integrys Energy Group, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2008, under the captions "Election of Directors," "Ownership of Voting Securities-Section 16(a) Beneficial

Ownership Reporting Compliance" and "Board Committees," respectively.  Such information is incorporated by reference as if fully set forth herein.

Information regarding the executive officers of Integrys Energy Group can be found in this Annual Report on Form 10-K in Item 4A.

Integrys Energy Group has adopted a Code of Conduct, which serves as our Code of Business Conduct and Ethics.  The Code of Conduct applies to all of our directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and any other persons performing similar functions. Integrys Energy Group has also adopted corporate governance guidelines.

Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines and charters of the board committees may be accessed on the Integrys Energy Group Web site, www.integrysgroup.com under "Investors" then select "Corporate Governance."  Copies of Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines and charters of the board committees can also be obtained by writing to Integrys Energy Group, Inc., Attention:  Barth J. Wolf, Vice President - Chief Legal Officer and Secretary, 700 North Adams Street, Green Bay, Wisconsin 53701. Amendments to, or waivers from, our Code of Conduct will be disclosed on our Web site within the prescribed time period.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this Item regarding compensation paid by Integrys Energy Group to its directors and its "named executive officers" in 2007 can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2008, under the captions "Director Compensation" and "Executive Compensation."  Such information is incorporated by reference as if fully set forth herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item regarding the principal securities holders of Integrys Energy Group and the security holdings of its directors and executive officers can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2008 under the caption "Ownership of Voting Securities--Beneficial Ownership."  Such information is incorporated by reference as if fully set forth herein.

Information required by this Item regarding equity compensation plans of Integrys Energy Group can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2008, under the caption "Ownership of Voting Securities--Equity Compensation Plan Information."  Such information is incorporated by reference as if fully set forth herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WPSC provides and receives services, property, and other things of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  All such transactions are made pursuant to a master affiliated interest agreement approved by the PSCW.  The agreement provides that WPSC receives payment equal to the higher of its cost or fair value for services and property and other things of value which WPSC provides to Integrys Energy Group or its other nonregulated subsidiaries, makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which Integrys Energy Group or its other nonregulated subsidiaries provide to WPSC.  The agreement further provides that any services, property, or other things of value provided to or from WPSC to or for any other regulated subsidiary of Integrys Energy Group be provided at cost.  Modification or amendment to the master agreement requires the approval of the PSCW.

PGL and NSG, under an ICC-approved agreement, can each provide to and receive from each other, their parent, PEC, and other wholly-owned subsidiaries of PEC certain facilities, services and assets.  If PGL or NSG provide facilities or services, it would charge the receiving party an amount equal to or greater than the fully distributed cost.  If PGL or NSG is receiving facilities or services, the providing party would charge it the prevailing price to the general public but no more than fully distributed cost.  Costs would be based on direct charges or an allocation method.  For asset transfers between PGL and NSG, the transferring party would charge its current net book value.  For transactions involving other parties, the charge would be the fair market value.  Asset transfers by PGL or NSG to a non-utility would be charged at the prevailing market price.  Asset transfers involving PGL or NSG may require prior ICC approval.  The ICC must approve changes or amendments to this agreement.

ITEM 14.	PRINCIPAL FEES AND SERVICES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For a summary of the fees billed to Integrys Energy Group (including its subsidiaries) by Deloitte & Touche LLP for professional services performed for 2007 and 2006, please see Integrys Energy Group's Schedule 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2007, 2006, and 2005		81

	Consolidated Balance Sheets as of December 31, 2007 and 2006		82

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2007, 2006, and 2005		83

	Consolidated Statements of Cash Flows for the three years ended December 31, 2007, 2006, and 2005		84

	Notes to Consolidated Financial Statements		85

	Report of Independent Registered Public Accounting Firm		146

(2)
Financial Statement Schedules.
The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	159

	B.	Balance Sheets	160

	C.	Statements of Cash Flows	161

	D.	Notes to Parent Company Financial Statements	162

	Schedule II Integrys Energy Group, Inc. Valuation and Qualifying Accounts		169

(3)
Listing of all exhibits, including those incorporated by reference.

Explanatory Note:  Many of the exhibits listed below were entered into when Integrys Energy Group, Inc. was known as WPS Resources Corporation but have been referred to below by reference to its current name.

Exhibit Number	Description of Documents

2.1*
Asset Contribution Agreement between ATC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, WPSC, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000.  (Incorporated by reference to Exhibit 2A-3 to Integrys Energy Group's Form 10-K for the year ended December 31, 2000.)

2.3*	Stock Purchase Agreement by and among PEC and El Paso E&P Company, L.P. dated August 16, 2007. (Incorporated by reference to Exhibit 2.1 to Integrys Energy Group's Form 8-K filed August 20, 2007.)

3.1	Restated Articles of Incorporation of Integrys Energy Group, as amended. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed February 27, 2007.)

3.2	By-Laws of Integrys Energy Group, as amended through December 6, 2007. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed December 12, 2007.)

4.1
Senior Indenture, dated as of October 1, 1999, between Integrys Energy Group and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between Integrys Energy Group and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); and Second Supplemental Indenture, dated as of November 1, 2002 between Integrys Energy Group and U.S. Bank National Association.  (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002).  All references to filings are those of Integrys Energy Group (File No. 1-11337).

4.2
Subordinated Indenture, dated as of November 13, 2006, between Integrys Energy Group and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4(c) to Amendment No. 1 to Form S-3 filed November 27, 2006 and December 4, 2006 [Reg. No. 333-133194]; and First Supplemental Indenture by and between Integrys Energy Group, Inc. and U.S. Bank National Association, as trustee, dated December 1, 2006.  (Incorporated by reference to  Exhibit 4 to Integrys Energy Group's Form 8-K filed December 1, 2006)

4.3	Replacement Capital Covenant of Integrys Energy Group, Inc., dated December 1, 2006. (Incorporated by reference to Exhibit 99 to Integrys Energy Group Form 8-K filed December 1, 2006)

4.4
Guaranty, dated May 18, 2007, by and among Integrys Energy Group, Inc. and Bank of America, N.A. in its capacity as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed May 22, 2007)

4.5
First Amendment and Consent to Credit Agreement dated May 18, 2007 between PEC and Bank of America N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 8-K filed May 22, 2007)

4.6
Credit Agreement dated as of June 13, 2006, by and among PEC, the financial institutions party hereto, and Bank of America, N.A., JPMorgan Chase Bank, N.A., ABN AMRO Incorporated, US Bank National Association, and The Bank of Tokyo-Mitsubishi, Ltd. Chicago Branch, as agents (Incorporated by reference to Exhibit 10(a) to PEC - Form 10-Q filed August 9, 2006 [File No. 1-05540])

4.7
First Mortgage and Deed of Trust, dated as of January 1, 1941 from WPSC to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003); Thirty-Seventh Supplemental Indenture, dated as of December 1, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 30, 2006); Thirty-Eighth Supplemental Indenture, dated as of August 1, 2006 (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2006); and Thirty-Ninth Supplemental Indenture, dated as of November 1, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 16, 2007).  All references to periodic reports are to those of WPSC (File No. 1-3016).

4.8
Indenture, dated as of December 1, 1998, between WPSC and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between WPSC and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between WPSC and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between WPSC and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 30, 2006); Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2006); and Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2007). References to periodic reports are to those of WPSC (File No. 1-3016)

4.9	Indenture, dated as of January 18, 2001, between PEC and Bank One Trust Company National Association. (Incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed May 15, 2001[File No. 1-05540])

4.10
First Supplemental Indenture, dated as of March 5, 2007, by and among PEC, Integrys Energy Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee including a Guaranty of Integrys Energy Group, Inc. (Incorporated by reference to Exhibit 4.1 to Integrys Energy Group's Form 8-K filed March 9, 2007)

4.11
PGL First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by PGL by Indenture dated March 1, 1928 (PGL - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (PGL - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (PGL - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (PGL - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (PGL - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (PGL - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (PGL - Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of PGL, effective March 1, 2000 (PGL - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding

Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); PGL Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); PGL Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); PGL Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (PEC and PGL - Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between PGL and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between PGL and Illinois Finance Authority dated as of January 1, 2005. (Incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed February 9, 2005)

4.12
NSG Indenture, dated as of April 1, 1955, from NSG to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG - File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (NSG - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (NSG - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (NSG Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (Incorporated by reference to Exhibit 4(g) to PEC Form 10-Q filed May 13, 2003)

10.1+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Phillip M. Mikulsky and Larry L. Weyers.  (Incorporated by reference to Exhibit 10.8 to Integrys Energy Group's Form 10-K for the year ended December 31, 2002.)

10.2+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Lawrence T. Borgard, Diane L. Ford, Bradley A. Johnson, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, Bernard J. Treml, and Barth J. Wolf.  (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's Form 10-K for the year ended December 31, 2002.)

10.3+
Severance Agreement between PEC and Desiree G. Rogers dated as of April 22, 2005 (PEC - Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(a)); Severance Agreement between PEC and Steven W. Nance dated as of June 2, 2004 (PEC - Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(e)); Severance Agreement between PEC and Thomas A. Nardi dated as of June 2, 2004 (PEC - Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(g)).

10.4+	Form of Integrys Energy Group Performance Stock Right Agreement. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 8-K filed December 13, 2005.)

10.5+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved May 17, 2007.

10.6+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved February 14, 2008.

10.7+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group Form 8-K filed December 13, 2006).

10.8+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved May 17, 2007.

10.9+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved February 14, 2008.

10.10+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved May 17, 2007.

10.11+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved February 14, 2008.

10.12+	Integrys Energy Group 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10-2 in Integrys Energy Group's Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999.)

10.13+	Integrys Energy Group 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.2 in Integrys Energy Group's Form S-8, filed December 21, 1999. [Reg. No. 333-93193].)

10.14+	Integrys Energy Group Deferred Compensation Plan as Amended and Restated Effective April 1, 2008.

10.15+
Integrys Energy Group 2001 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.16 to Integrys Energy Group's Form 10-K for the year ended December 31, 2005, filed February 28, 2006.)

10.16+	Integrys Energy Group 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 10-Q filed August 4, 2005.)

10.17+	Integrys Energy Group 2007 Omnibus Incentive Compensation Plan.

10.18+	PEC Directors Stock and Option Plan as amended December 4, 2002 (Incorporated by reference to Exhibit 10(g) to PEC Form 10-Q, filed February 11, 2003 [File No. 1-05540]).

10.19+	PEC Directors Deferred Compensation Plan as amended and restated April 7, 2004. (Incorporated by reference to Exhibit 10(a) to PEC Form 10-Q filed August 4, 2005.)

10.20+	PEC Executive Deferred Compensation Plan amended as of December 4, 2002. (Incorporated by reference to Exhibit 10 (c) to PEC Form 10-Q filed February 11, 2003.)

10.21+
PEC 1990 Long-Term Incentive Compensation Plan as amended December 4, 2002 (Incorporated by reference to Exhibit 10(d) to Quarterly Report on Form 10-Q of PEC for the quarterly period ended December 31, 2002, filed February 11, 2003 [File No. 1-05540]).

10.22+
Amended and Restated Trust under PEC Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003.   (Incorporated by reference to Exhibit 10 (a) to PEC Form 10-K filed December 11, 2003.)

10.23+
Amendment Number One to the Amended and Restated Trust under PEC Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of July 24, 2006. (Incorporated by reference to Exhibit 10(e) to PEC Form 10-K filed December 14, 2006.)

10.24+	PEP Divestiture Incentive Program (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 10-Q filed November 8, 2007.)

10.25
Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale.  (Incorporated by reference to Exhibit 4H to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 1999.)

10.26
Five Year Credit Agreement among Integrys Energy Group, Inc. and the lenders identified herein, Citibank, N.A., Wells Fargo Bank National Association, J P Morgan Chase Bank, N.A., UBS Securities LLC, U.S. Bank National Association, and U.S. Bank National Association and Citigroup Global Markets Inc., dated as of June 2, 2005.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's and WPSC's Form 10-Q for the quarter ended June 30, 2005, filed August 4, 2005.)

10.27
Five Year Credit Agreement among Integrys Energy Group, Inc., as Borrower, the Lenders Identified Therein, Citibank, N.A., as Syndication Agent, U.S. Bank National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Wachovia Bank, National Association, as Agent, and Wachovia Bank, National Association and Citigroup Global Markets Inc, as Co-Lead Arrangers and Book Managers dated as of June 9, 2006.  (Incorporated by reference to Exhibit 99.1 to Integrys Energy Group's Form 8-K filed June 15, 2006.)

10.28
Five Year Credit Agreement among Wisconsin Public Service Corporation, as Borrower, The Lenders Identified Herein, U.S. Bank National Association, as Syndication Agent, Wells Fargo Bank National Association, as Co-Documentation Agent, JPMorgan Chase Bank, N.A., as Co-Documentation Agent, UBS Securities LLC, as Co-Documentation Agent, Citibank, N.A., as Administrative Agent and Citigroup Global Markets, Inc. and U.S. Bank National Association, as Co-Lead Arrangers and Book Managers dated as of June 2, 2005.  (Incorporated by reference to Exhibit 10.22 to WPSC's Form 10-K filed February 28, 2008 [File No. 1-3016])

10.29
Credit Agreement Dated as of July 12, 2005 among PGL, The Financial Institutions Party Hereto, s Banks, ABN AMRO Bank N.V., as Administrative Agent, JPMorgan Chase Bank, NA, as Syndication Agent, ABN AMRO Incorporated, as Co-Lead Arranger and Joint Bookrunner, and J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner.  (Incorporated by reference to Exhibit 10(A) to PEC Form 10-K/A filed December 14, 2005.)

10.30* #
Joint Plant Agreement by and between WPSC and Dairyland Power Cooperative, dated as of November 23, 2004.  (Incorporated by reference to Exhibit 10.19 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2004.)

12.1	Integrys Energy Group Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Integrys Energy Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group, Inc.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group.

99
Proxy Statement for Integrys Energy Group's 2008 Annual Meeting of Shareholders, [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2007; except to the extent specifically incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

+	A management contract or compensatory plan or arrangement.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.  The redacted material was filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2008.

INTEGRYS ENERGY GROUP, INC.

(Registrant)

By:	/s/ Larry L. Weyers
Larry L. Weyers President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Keith E. Bailey*	Director
Richard A. Bemis*	Director
James R. Boris*	Chairman and Director
William J. Brodsky*	Director
Albert J. Budney, Jr.*	Director
Pastora San Juan Cafferty*	Director
Ellen Carnahan*	Director
Diana S. Ferguson*	Director
Robert C. Gallagher*	Director
Kathryn M. Hasselblad-Pascale*	Director
John W. Higgins*	Director
James L. Kemerling*	Director
Michael E. Lavin*	Director
John C. Meng*	Director
William F. Protz, Jr.*	Director

/s/ Larry L. Weyers	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2008
Larry L. Weyers

/s/ Joseph P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2008
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 28, 2008
Diane L. Ford

*By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 28, 2008

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions, except per share data)	2007	2006	2005

Equity earnings in excess of dividends from subsidiaries	$116.4	$83.2	$79.8
Dividends from subsidiaries	120.0	110.2	92.3
Income from subsidiaries	236.4	193.4	172.1
Investment income and other	17.7	16.7	3.5
Total income	254.1	210.1	175.6

Operating expenses (income)	18.5	17.1	10.8
Operating Income	235.6	193.0	164.8

Interest expense	65.5	48.4	23.3

Income before taxes	170.1	144.6	141.5
Provision for income taxes	(7.9)	(3.9)	(6.0)
Income from continuing operations	178.0	148.5	147.5

Discontinued operations, net of tax	73.3	7.3	11.5
Net income before cumulative effect of change in accounting principle	251.3	155.8	159.0

Cumulative effect of change in accounting principle, net of tax	-	-	(1.6)
Net Income	$251.3	$155.8	$157.4

Retained earnings, beginning of year	$628.2	$568.7	$497.0
Common stock dividends	(177.0)	(96.0)	(85.4)
Other	(0.6)	(0.3)	(0.3)
Retained earnings, end of year	$701.9	$628.2	$568.7

Average shares of common stock
Basic	71.6	42.3	38.3
Diluted	71.8	42.4	38.7

Earnings (loss) per common share (basic)
Income from continuing operations	$2.49	$3.51	$3.85
Discontinued operations, net of tax	$1.02	$0.17	$0.30
Cumulative effect of change in accounting principle, net of tax	-	-	$(0.04)
Earnings per common share (basic)	$3.51	$3.68	$4.11

Earnings (loss) per common share (diluted)
Income from continuing operations	$2.48	$3.50	$3.81
Discontinued operations, net of tax	$1.02	$0.17	$0.30
Cumulative effect of change in accounting principle, net of tax	-	-	$(0.04)
Earnings per common share (diluted)	$3.50	$3.67	$4.07

Dividends per common share	$2.56	$2.28	$2.24

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2007	2006
Assets

Cash and cash equivalents	$-	$1.6
Accounts receivable from related parties	50.7	20.4
Deferred income taxes	0.2	0.1
Notes receivable from related parties	66.4	138.1
Other current assets	3.1	1.2
Current assets	120.4	161.4

Total investments in subsidiaries, at equity	4,142.7	2,312.1

Notes receivable from related parties	211.5	197.0
Property and equipment, net	12.2	0.7
Advance from related parties	12.1	13.9
Deferred income taxes	25.6	15.2
Other	28.2	43.5
Total assets	$4,552.7	$2,743.8

Liabilities and Shareholders' Equity

Short-term debt to related parties	$220.9	$-
Commercial paper	70.4	524.8
Accounts payable to related parties	10.3	7.4
Accounts payable	1.7	0.9
Current liabilities from risk management activities	1.5	1.5
Other current liabilities	43.2	17.8
Current liabilities	348.0	552.4

Long-term debt to related parties	346.0	21.0
Long-term debt	615.0	614.9
Deferred income taxes	-	16.0
Long-term liabilities from risk management activities	2.6	1.8
Advances to related parties	3.2	2.9
Other long-term liabilities	2.1	1.2
Long-term liabilities	968.9	657.8

Commitments and contingencies

Common stock equity	3,235.8	1,533.6
Total liabilities and shareholders' equity	$4,552.7	$2,743.8

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2007	2006	2005

Operating Activities
Net income	$251.3	$155.8	$157.4
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(73.3)	(7.3)	(11.5)
Equity income from subsidiaries, net of dividends	(116.4)	(83.2)	(79.8)
Deferred income taxes	(8.0)	(2.0)	2.7
Gain on sale of investment	(1.6)
Cumulative effect of change in accounting principles, net of tax	-	-	1.6
Other	14.0	1.7	4.1

Changes in working capital
Receivables	(2.0)	0.1	0.9
Receivable from related parties	(30.6)	(8.8)	(2.9)
Accounts payable	0.8	0.2	0.3
Accounts payable to related parties	2.9	5.0	(0.4)
Other current liabilities	33.8	3.0	(0.2)
Net cash provided by operating activities	70.9	64.5	72.2

Investing Activities
Capital expenditures	(10.7)	(0.1)	(0.7)
Notes receivable from related parties	57.2	(222.9)	(18.6)
Advance to related parties	1.8	2.2	2.5
Equity contributions to subsidiaries	(100.9)	(593.9)	(222.1)
Return of capital from subsidiaries	34.1	54.7	86.8
Proceeds from sale of investment	2.0	-	-
Cash paid for transaction cost related to acquisitions	(14.4)	(11.8)	(1.6)
Other	-	0.3	(1.3)
Net cash used for investing activities	(30.9)	(771.5)	(155.0)

Financing Activities
Commercial paper, net	(454.4)	345.0	(9.0)
Notes payable to related parties	545.9	-	(20.5)
Issuance of long-term debt	-	300.0	65.6
Issuance of common stock	45.6	164.6	127.3
Dividends paid on common stock	(177.0)	(96.0)	(85.4)
Other	(1.7)	(5.1)	4.4
Net cash (used for) provided by financing activities	(41.6)	708.5	82.4

Net change in cash and cash equivalents	(1.6)	1.5	(0.4)
Cash and cash equivalents at beginning of year	1.6	0.1	0.5
Cash and cash equivalents at end of year	$-	$1.6	$0.1

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

D.     NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

SUPPLEMENTAL NOTES

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation--For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. The consolidated financial statements of Integrys Energy Group reflect certain businesses as discontinued operations.  The related assets for these discontinued operations are recorded as assets held for sale in the consolidated financial statements.  For Parent Company only presentation, the investments in discontinued operations are recorded in Investment in Subsidiary Companies.  In the Integrys Energy Group consolidated financial statements no assets were reported as held for sale at year-end 2007 while $6.1 million was reported as assets held for sale as of December 31, 2006.  The condensed parent company statements of income and statements of cash flows report the earnings and cash flows of these businesses as discontinued operations.  The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Integrys Energy Group appearing in this Form 10-K.

(b)	Cash and Cash Equivalents--We consider short-term investments with an original maturity of three months or less to be cash equivalents.

No taxes were paid in 2007 or 2005.  Cash paid for taxes during 2006 was $1.1 million.  During 2007, 2006 and 2005, cash paid for interest totaled $55.1 million, $44.9 million and 21.0 million, respectively.

Non-cash transactions were as follows:

(Millions)	2007	2006	2005
Transaction costs related to the merger with PEC funded through other current liabilities	$-	$8.1	$-

Equity issued for net assets acquired in PEC merger	1,559.3	-	-

NOTE 2   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value:

Cash, short-term notes receivable, and outstanding commercial paper:  The carrying amount approximates fair value due to the short maturity of these investments and obligations.

Long-term notes receivable and long term debt: The fair value of long-term notes receivable and long term debt are estimated based on the quoted market price for the same or similar issues or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity.

Risk management activities: Assets and liabilities from risk management activities are recorded at fair value in accordance with SFAS No. 133.

The estimated fair values of Integrys Energy Group’s financial instruments as of December 31 were:

(Millions)	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term notes receivable	$66.4	$66.4	$138.1	$138.1
Long-term notes receivable	211.5	215.0	197.0	202.6
Short-term notes payable	220.9	220.9	-	-
Long-term debt	961.6	937.1	636.6	638.0
Commercial paper	70.4	70.4	524.8	524.8
Risk management activities – net	4.1	4.1	3.3	3.3
Cash and cash equivalents	-	-	1.6	1.6

NOTE 3	SHORT-TERM NOTES RECEIVABLE – RELATED PARTIES

Integrys Energy Group has short-term notes receivable from related parties outstanding as of December 31, 2007 and 2006. Notes receivable bear interest rates that approximate current market rates.

	(Millions)	2007	2006
	Upper Peninsula Power Company	$1.3	$15.4
	Integrys Energy Services	-	73.4
	Minnesota Energy Resources	33.1	27.0
	Michigan Gas Utilities	32.0	22.3
	Total	$66.4	$138.1

NOTE 4	LONG-TERM NOTES RECEIVABLE – RELATED PARTIES

Integrys Energy Group has long-term notes receivable from related parties outstanding as of December 31, 2007 and 2006.

	(Millions)		2007	2006
	Wisconsin Public Service
	Series	Year Due
	8.76%	2015	$ 4.3	$ 4.5
	7.35%	2016	6.2	6.5

	Upper Peninsula Power Company
	Series	Year Due
	5.25%	2013	15.0	15.0
	6.06%	2017	15.0	-

	Minnesota Energy Resources
	Series	Year Due
	6.03%	2013	29.0	29.0
	6.16%	2016	29.0	29.0
	6.40%	2021	29.0	29.0

	Michigan Gas Utilities
	Series	Year Due
	5.72%	2013	28.0	28.0
	5.76%	2016	28.0	28.0
	5.98%	2021	28.0	28.0

	Total		$211.5	$197.0

NOTE 5                       SHORT-TERM DEBT AND LINES OF CREDIT

The information in the table below relates to short-term debt and lines of credit for the years indicated:

(Millions, except for percentages)	2007	2006

As of end of year
Commercial paper outstanding	$70.4	$524.8
Average effective rate on outstanding commercial paper	5.54%	5.51%
Available (unused) lines of credit	$794.5	$446.9

The commercial paper has varying maturity dates ranging from January 2, 2008 through January 4, 2008.

SHORT-TERM NOTES PAYABLE – RELATED PARTIES

Integrys Energy Group has short-term notes payable to related parties outstanding as of December 31, 2007. Notes payable bear interest rates that approximate current market rates.

(Millions)	2007	2006
Integrys Energy Services	$32.3	$-
PEC	188.6	-
Total	$220.9	$-

NOTE 6	LONG-TERM DEBT

Integrys Energy Group has long-term unsecured notes payable at December 31, 2007 and 2006. Interest is paid semiannually.

	(Millions)		2007	2006
	Unsecured senior notes
	Series	Year Due
	7.00%	2009	$150.0	$150.0
	5.375%	2012	100.0	100.0

	Unsecured junior subordinated notes
	Series	Year Due
	6.11%	2066	300.0	300.0

	Unsecured term loan due 2010		65.6	65.6
	Unsecured term loan due 2011		325.0	-
	Unsecured term loan due 2021		21.0	21.0
	Total		961.6	636.6
	Unamortized discount on notes		(0.6)	(0.7)
	Total long-term debt		$961.0	$635.9

On September 28, 2007, Integrys Energy Group issued a $325 million long-term promissory note to PEC.  The note bears interest at a rate of 5.25% and matures in January 2011.  Proceeds of the note were used to reduce the balance of commercial paper outstanding.

On December 1, 2006, Integrys Energy Group issued $300 million of junior subordinated notes.  Due to certain features of these notes, rating agencies consider them to be hybrid instruments with a combination of debt and equity characteristics.  These notes have a 60-year term and rank junior to all current and future indebtedness of Integrys Energy Group, with the exception of trade accounts payable and other accrued liabilities arising in the ordinary course of business.  Interest is payable semi-annually at the stated rate of 6.11% for the first ten years, but the rate has been fixed at 6.22% through the use of forward-starting interest rate swaps described more fully in Note 3, "Risk Management Activities," to consolidated financial statements.  The interest rate will float for the remainder of the term.  The notes can be prepaid without penalty after the first ten years.  Integrys Energy Group has agreed, however, in a replacement capital covenant with the holders of Integrys Energy Group's 5.375% unsecured senior notes due December 1, 2012, that it will not redeem or repurchase the junior subordinated notes on or prior to December 1, 2036, unless such repurchases or redemptions are made from the proceeds of the sale of specific securities considered by rating agencies to have equity characteristics equal to or greater than those of the junior subordinated notes.

On June 17, 2005, $62.9 million of non-recourse debt at Integrys Energy Services collateralized by nonregulated assets was restructured to a five-year Integrys Energy Group obligation as a result of the sale of Sunbury’s allocated emission allowances.  In addition, $2.7 million drawn on a line of credit at Integrys Energy Services was rolled into the five-year Integrys Energy Group obligation.  The floating interest rate on the total five-year Integrys Energy Group’s obligation of $65.6 million has been fixed at 4.595% through two interest rate swaps.  See Note 3, "Risk Management Activities," to consolidated financial statements, for additional information.

Integrys Energy Group has a long-term note payable to Integrys Energy Services at December 31, 2007 and 2006 of $21.0 million.  The note bears interest at a rate that approximates current market rates and is due in 2021.  We also have guaranteed other long-term debt and obligations of our subsidiaries arising in the normal course of business for both years as described in Note 7.

At December 31, 2007, Integrys Energy Group (parent company) was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts for Integrys Energy Group (parent company) is as follows:

Year ending December 31 (Millions)

2008	$-
2009	150.0
2010	65.6
2011	325.0
2012	100.0
Later years	321.0
Total payments	$961.6

NOTE 7	GUARANTEES

As part of normal business, Integrys Energy Group enters into various guarantees providing financial or performance assurance to third parties on behalf of certain subsidiaries.  These guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

Most of the guarantees issued by Integrys Energy Group include inter-company guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance.  As such, these guarantees are excluded from the recognition and measurement requirements of FASB Interpretation No. 45.

The following table shows Integrys Energy Group’s outstanding guarantees at December 31, 2007, 2006, and 2005:

Integrys Energy Group’s Outstanding Guarantees (Millions)	December 31, 2007	December 31, 2006	December 31, 2005

Guarantees of subsidiary debt and revolving line of credit	$903.1	$178.3	$27.2
Guarantees supporting commodity transactions of subsidiaries	1,907.4	1,314.0	1,154.7
Standby letters of credit	137.1	150.6	109.5
Surety bonds	1.7	1.2	0.8
Total guarantees	$2,949.3	$1,644.1	$1,292.2

Integrys Energy Group's outstanding guarantees at December 31, 2007, will expire as shown in the following table:

Integrys Energy Group’s Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At December 31, 2007	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Guarantees of subsidiary debt and revolving line of credit	$903.1	$150.0	$-	$725.0	$28.1
Guarantees supporting commodity transactions of subsidiaries	1,907.4	1,754.2	76.5	26.7	50.0
Standby letters of credit	137.1	113.7	23.4	-	-
Surety bonds	1.7	1.7	-	-	-
Total guarantees	$2,949.3	$2,019.6	$99.9	$751.7	$78.1

At December 31, 2007, management was authorized to issue corporate guarantees in the aggregate amount of up to $2.1 billion to support the business operations of Integrys Energy Services. The following outstanding amounts are subject to this limit:

December 31, 2007
Guarantees supporting commodity transactions of subsidiaries	$1,752.9
Guarantees of subsidiary debt	151.1
Standby letters of credit	130.0
Surety bonds	0.9
Total guarantees subject to $2.1 billion limit	$2,034.9

In February 2008, Integrys Energy Group's Board of Directors increased this limit to $2.35 billion.

Of the parental guarantees provided by Integrys Energy Group to Integrys Energy Services, the current amount at December 31, 2007, which Integrys Energy Group would be obligated to support, is approximately $620.1 million.

At December 31, 2007, Integrys Energy Group's $903.1 million of outstanding guarantees supporting subsidiary debt and revolving lines of credit consisted of the following:

●	An agreement to fully and unconditionally guarantee PEC's $400 million revolving line of credit,

●	An agreement to fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325 million, 6.90% notes due January 15, 2011,

●
A $150 million credit agreement at Integrys Energy Services used to finance natural gas in storage and margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as for general corporate purposes,

●
$28.1 million of guarantees supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Services' parental guarantee limit discussed above.

At December 31, 2007, Integrys Energy Group's $1,907.4 million of outstanding guarantees supporting commodity transactions of subsidiaries consisted of the following:

●
Parental guarantees of $1,761.0 million to support the business operations of Integrys Energy Services, of which $8.1 million is not included above in the table of guarantees subject to the $2.1 billion limit, due to specific authorization received from Integrys Energy Group's Board of Directors,

●	$0.1 million, of an authorized $15.0 million, of corporate guarantees to support energy and transmission supply at UPPCO that are not reflected on Integrys Energy Group's Consolidated Balance Sheet,

●
Guarantees of $60.9 million and $75.4 million, respectively, related to natural gas supply at MGUC and MERC.  Corporate guarantees in the amounts of $75.0 million and $125.0 million have been authorized by Integrys Energy Group's Board of Directors to support MGUC and MERC, and

●	$10.0 million, of an authorized $125.0 million, to support business operations at PEC.

At December 31, 2007, financial institutions, at the request of Integrys Energy Group, have issued $137.1 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries.  Of this amount, $132.5 million was issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors; $4.3 million was issued for workers compensation coverage in Illinois; and the remaining $0.3 million relates to letters of credit at MGUC and MERC.  Any amounts owed by our subsidiaries are reflected in Integrys Energy Group's Consolidated Balance Sheet.

At December 31, 2007, Integrys Energy Group furnished $1.7 million of surety bonds for various reasons, including worker compensation coverage and obtaining various licenses, permits, and rights of way.  Liabilities incurred as a result of activities covered by surety bonds are included in Integrys Energy Group's Consolidated Balance Sheet.

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

NOTE 8   INCOME TAXES

The principal components of Integrys Energy Group’s deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2007	2006

Deferred tax assets:
Plant related	$7.7	$4.4
State capital & operating loss carryforwards	9.8	7.9
Employee benefits	6.0	3.8
Deferred income and deductions	2.8	-
Other	0.6	0.2
Total deferred tax assets	26.9	16.3
Valuation allowance	(1.1)	(1.0)
Net deferred tax assets	$25.8	$15.3

Deferred tax liabilities:
Plant related	$-	$14.0
Other	-	2.0
Total deferred tax liabilities	$-	$16.0

Carryforward periods for state capital and operating loss carryforwards vary, but in the majority of states in which we do business, the period is 15 years or more.  The balance of the carryforwards of state net operating losses is $187.2 million for all states.  Valuation allowances have been established for certain state operating and capital loss carryforwards due to the uncertainty of the ability to realize the benefit of these losses in the future.

SCHEDULE II
INTEGRYS ENERGY GROUP
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2007, 2006, and 2005
(in Millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions *	End of Year

2005	$8.0		$9.6	$4.9	$12.7

2006	$12.7	$4.6	$10.9	$11.2	$17.0

2007	$17.0	$42.9	$29.9	$33.8	$56.0

* Represents amounts written off to the reserve, net of recoveries.

EXHIBITS FILED HEREWITH

10.5+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved May 17, 2007.

10.6+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved February 14, 2008.

10.8+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved May 17, 2007.

10.9+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved February 14, 2008.

10.10+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved May 17, 2007.

10.11+	Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved February 14, 2008.

10.14+	Integrys Energy Group Deferred Compensation Plan as Amended and Restated Effective April 1, 2008.

10.17+	Integrys Energy Group 2007 Omnibus Incentive Compensation Plan.

12.1	Integrys Energy Group Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Integrys Energy Group.

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group.