Form 10-Q
period 2008-03-31
INTEGRYS ENERGY GROUP, INC.
filed 2008-05-08
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $1 par value, 76,424,095 shares outstanding at May 6, 2008

______________________________________________________________________________
______________________________________________________________________________

Item 5.	Other Information	64

Item 6.	Exhibits	64

Signature		65

EXHIBIT INDEX	66

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

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
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries and possible future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and the contested case proceeding regarding the Weston 4 air permit;

●	Resolution of audits or other tax disputes with the IRS and various state, local, and Canadian revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which our subsidiaries operate;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and its impact on customer demand, in the United States and Canada;
●	Potential business strategies, including mergers, acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●
The impacts of changing financial market conditions, credit ratings, and interest rates on our financing efforts, and the risks associated with changing commodity prices (particularly natural gas and electricity);

●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrant from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share data)	2008	2007

Nonregulated revenue	$2,412.3	$1,776.8
Utility revenue	1,576.9	969.8
Total revenues	3,989.2	2,746.6

Nonregulated cost of fuel, natural gas, and purchased power	2,284.5	1,663.7
Utility cost of fuel, natural gas, and purchased power	1,106.3	651.8
Operating and maintenance expense	286.6	186.7
Depreciation and amortization expense	51.2	40.2
Taxes other than income taxes	25.9	21.1
Operating income	234.7	183.1

Miscellaneous income	18.1	12.3
Interest expense	(37.9)	(36.4)
Minority interest	-	0.1
Other expense	(19.8)	(24.0)

Income before taxes	214.9	159.1
Provision for income taxes	78.3	41.9
Income from continuing operations	136.6	117.2

Discontinued operations, net of tax	-	23.0
Income before preferred stock dividends of subsidiary	136.6	140.2

Preferred stock dividends of subsidiary	0.8	0.8
Income available for common shareholders	$135.8	$139.4

Average shares of common stock
Basic	76.6	57.5
Diluted	76.8	57.8

Earnings per common share (basic)
Income from continuing operations	$1.77	$2.02
Discontinued operations, net of tax	-	$0.40
Earnings per common share (basic)	$1.77	$2.42

Earnings per common share (diluted)
Income from continuing operations	$1.77	$2.01
Discontinued operations, net of tax	-	$0.40
Earnings per common share (diluted)	$1.77	$2.41

Dividends per common share	$0.670	$0.583

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$97.8	$41.2
Accounts receivable - net of reserves of $59.2 and $51.3, respectively	1,712.3	1,405.3
Accrued unbilled revenues	470.2	464.7
Inventories	494.7	663.4
Assets from risk management activities	1,811.7	840.7
Regulatory assets	123.6	141.7
Other current assets	111.5	169.3
Current assets	4,821.8	3,726.3

Property, plant, and equipment, net of accumulated depreciation of $2,616.1 and $2,602.2,
respectively	4,470.8	4,463.8
Regulatory assets	1,081.1	1,102.3
Assets from risk management activities	517.1	459.3
Goodwill	948.0	948.3
Pension assets	100.9	101.4
Other	439.2	433.0
Total assets	$12,378.9	$11,234.4

Liabilities and Shareholders' Equity
Short-term debt	$126.8	$468.2
Current portion of long-term debt	57.7	55.2
Accounts payable	1,602.5	1,331.8
Liabilities from risk management activities	1,687.1	813.5
Regulatory liabilities	93.2	77.9
Deferred income taxes	30.3	13.9
Temporary LIFO liquidation credit	267.9	-
Other current liabilities	380.9	487.7
Current liabilities	4,246.4	3,248.2

Long-term debt	2,263.4	2,265.1
Deferred income taxes	474.3	494.4
Deferred investment tax credits	38.0	38.3
Regulatory liabilities	306.2	292.4
Environmental remediation liabilities	707.1	705.6
Pension and postretirement benefit obligations	255.8	247.9
Liabilities from risk management activities	417.7	372.0
Asset retirement obligations	142.2	140.2
Other	158.3	143.4
Long-term liabilities	4,763.0	4,699.3

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	3,318.4	3,235.8
Total liabilities and shareholders' equity	$12,378.9	$11,234.4

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2008	2007
Operating Activities
Income before preferred stock dividends of subsidiary	$136.6	$140.2
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	-	(23.0)
Depreciation and amortization expense	51.2	40.2
Refund of non-qualified decommissioning trust	(0.2)	(13.6)
Recovery of MISO Day 2 expenses	7.4	1.7
Recoveries and refunds of other regulatory assets and liabilities	12.4	11.5
Amortization of nonregulated customer contract intangibles	5.1	6.7
Unrealized gains on nonregulated energy contracts	(59.0)	(54.6)
Pension and postretirement expense	14.1	16.1
Deferred income taxes and investment tax credit	1.4	8.1
Gains due to settlement of contracts pursuant to the merger with PEC	-	(4.0)
Loss on sale of propery, plant and equipment	2.1	0.1
Equity income, net of dividends	(2.9)	(0.2)
Other	37.4	9.3
Changes in working capital
Receivables, net	(299.7)	146.8
Inventories	210.7	104.4
Other current assets	17.8	39.0
Accounts payable	244.6	(142.2)
Temporary LIFO liquidation credit	267.9	177.4
Other current liabilities	(158.1)	(148.3)
Net cash provided by operating activities	488.8	315.6

Investing Activities
Capital expenditures	(68.9)	(57.6)
Purchase of equity investments and other acquisitions	(5.4)	(16.6)
Cash paid for transaction costs pursuant to the PEC merger	-	(5.4)
Acquisition of natural gas operations in Michigan and Minnesota	-	1.7
Restricted cash for repayment of long-term debt	-	22.0
Transmission interconnection	(16.7)	(13.6)
Other	0.1	0.8
Net cash used for investing activities	(90.9)	(68.7)

Financing Activities
Short-term debt, net	(341.4)	(232.1)
Gas loans, net	53.2	37.7
Repayment of long-term debt	-	(22.0)
Payment of dividends
Preferred stock	(0.8)	(0.8)
Common stock	(51.0)	(27.1)
Issuance of common stock	-	11.9
Other	(1.3)	1.1
Net cash used for financing activities	(341.3)	(231.3)

Change in cash and cash equivalents - continuing operations	56.6	15.6
Change in cash and cash equivalents - discontinued operations
Net cash provided by operating activities	-	10.3
Net cash provided by investing activities	-	8.2
Change in cash and cash equivalents	56.6	34.1
Cash and cash equivalents at beginning of period	41.2	23.2
Cash and cash equivalents at end of period	$97.8	$57.3

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE 1--FINANCIAL INFORMATION

We have prepared the Condensed Consolidated Financial Statements of Integrys Energy Group, Inc. under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements.  These condensed financial statements should be read along with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Mergers and Acquisitions

Effective February 21, 2007, the PEC merger was completed, and the assets and liabilities, results of operations, and cash flows of PEC were included in Integrys Energy Group's Condensed Consolidated Financial Statements beginning February 22, 2007.  See Note 5, "Acquisitions and Sales of Assets," for more information.

Dispositions

PEP's results of operations and cash flows were recorded as discontinued operations for the first quarter of 2007.  The sale of PEP was completed in September 2007.  Refer to Note 4, "Discontinued Operations," for more information.

WPS Niagara Generation, LLC's (Niagara's) results of operations and cash flows were classified as discontinued operations for the first quarter of 2007.  The sale of Niagara was completed in January 2007.  Refer to Note 4, "Discontinued Operations," for more information.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2008	2007
Cash paid for interest	$29.3	$17.6
Cash paid for income taxes	$31.1	$7.2

Significant non-cash transactions were as follows:

Three Months Ended March 31
(Millions)	2008	2007
Weston 4 construction costs funded through accounts payable	$22.6	$29.9
Equity issued for net assets acquired in PEC merger	-	1,559.3
Transaction costs related to the PEC merger funded throughother current liabilities	-	8.1
Realized gain on settlement of contracts due to PEC merger	-	4.0

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of March 31, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Utility Segments
Commodity contracts	$353.4	$8.2	$283.3	$30.4
Financial transmission rights	3.6	13.4	3.0	4.4
Cash flow hedges – commoditycontracts	1.2	-	-	0.3
Nonregulated Segments
Non-hedge derivatives	1,929.9	1,241.4	1,763.3	1,125.7
Fair value hedges
Commodity contracts	-	7.4	3.3	2.0
Interest rate swaps	2.1	-	-	0.3
Cash flow hedges
Commodity contracts	38.6	29.6	46.1	18.3
Interest rate swaps	-	-	5.8	4.1
Total	$2,328.8	$1,300.0	$2,104.8	$1,185.5
Balance Sheet Presentation
Current	$1,811.7	$840.7	$1,687.1	$813.5
Long-term	517.1	459.3	417.7	372.0
Total	$2,328.8	$1,300.0	$2,104.8	$1,185.5

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

The derivatives listed in the above table as "commodity contracts" include a limited number of natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by both the electric and natural gas utility segments to mitigate the risk associated with the market price volatility of natural gas.  The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "financial transmission rights."

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

Integrys Energy Group's nonregulated segments also enter into commodity derivative contracts that are designated as either fair value or cash flow hedges.  Integrys Energy Services uses fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended March 31, 2008, and 2007. Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax gain of $4.2 million during the three months ended March 31, 2008, and was not significant during the three months ended March 31, 2007.

Commodity contracts that are designated as cash flow hedges extend through December 2011, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was not significant for the three months ended March 31, 2008, and was a pre-tax loss of $6.0 million for the three months ended March 31, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur.  During the three months ended March 31, 2008, and 2007, the amounts reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions were not significant.  In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax gain of $18.6 million will be recognized in earnings as the hedged transactions occur.  We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

NOTE 4--DISCONTINUED OPERATIONS

PEP

In September 2007, Integrys Energy Group completed the sale of PEP, its oil and natural gas production subsidiary acquired in the merger with PEC, for $869.2 million, net of certain post-closing adjustments.

The following table shows a summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to PEP from the date of the PEC merger through March 31, 2007:

(Millions)
Nonregulated revenue	$18.2
Operating and maintenance expense	4.0
Taxes other than income taxes	1.5
Income before taxes	12.7
Provision for income taxes	4.5
Discontinued operations, net of tax	$8.2

It is Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  PEP did not have external debt obligations.

Niagara

In January 2007, Integrys Energy Services completed the sale of Niagara for approximately $31 million.  This facility was a merchant generation facility and sold power on a wholesale basis when market conditions were economically favorable.  The gain recorded in the first quarter of 2007 was $24.6 million ($14.8 million after-tax), and was included as a component of discontinued operations.

The following table shows a summary of the components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to Niagara for the three months ended March 31, 2007:

(Millions)
Nonregulated revenue	$1.5
Nonregulated cost of fuel, natural gas, and purchased power	1.0
Operating and maintenance expense	0.5
Gain on Niagara sale	(24.6)
Income before taxes	24.6
Provision for income taxes	9.8
Discontinued operations, net of tax	$14.8

No interest expense was allocated to discontinued operations as Niagara did not have any external debt obligations.

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

PEC Merger

Effective February 21, 2007, the PEC merger was completed.  The merger was accounted for under the purchase method of accounting, with Integrys Energy Group as the acquirer.  In the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The total purchase price was approximately $1.6 billion.  The results of operations attributable to PEC are included in the Condensed Consolidated Financial Statements for the quarter ended March 31, 2008, and for the period from February 22, 2007, through March 31, 2007.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed.  The excess of the purchase price over the estimated fair values of the tangible net assets acquired was allocated to identifiable intangible assets, with the remainder allocated to goodwill.  Adjustments made to the purchase price allocation during the first quarter of 2008, which were not significant, related to income taxes.

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan was implemented, which included a process to eliminate duplicative jobs within Integrys Energy Group.  Costs associated with the merger-related involuntary termination of employees at PEC (the acquired company) were recognized as a liability assumed in the merger and included in the purchase price allocation.  The following table summarizes the activity related to these specific costs for the three months ended March 31, 2008.  These costs were not significant for the period February 22, 2007, through March 31, 2007.

(Millions)	Three Months Ended March 31, 2008
Accrued employee severance costs at beginning of period	$1.3
Adjustments to accrual	-
Cash payments	(0.5)
Accrued employee severance costs at end of period	$0.8

Costs related to the involuntary termination of the acquirer's employees are expensed following the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  Costs associated with the relocation or voluntary termination of employees are expensed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."  The activity related to costs incurred under SFAS No. 146 and SFAS No. 88 are shown in the table below; there were no costs incurred for the period February 22, 2007, through March 31, 2007.

(Millions)	Three Months Ended March 31, 2008
Accrued employee severance costs at beginning of period	$4.8
Severance expense recorded	0.5
Cash payments	(1.8)
Accrued employee severance costs at end of period	$3.5

Supplemental Pro Forma information

The following table shows pro forma results of operations for Integrys Energy Group for the quarter ended March 31, 2007, as if the acquisition of PEC had been completed at January 1, 2007.  Pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2007.

(Millions, except per share amounts)
Total revenues	$3,451.9
Income from continuing operations	$147.3
Income available for common shareholders	$171.5
Basic earnings per share – continuing operations	$1.93
Basic earnings per share	$2.26
Diluted earnings per share – continuing operations	$1.92
Diluted earnings per share	$2.25

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

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows goodwill recorded by Integrys Energy Group as of March 31, 2008, and December 31, 2007:

(Millions)	March 31, 2008	December 31, 2007
Natural Gas Utility segment	$936.6	$936.8
Integrys Energy Services	11.4	11.5
Total goodwill by segment	$948.0	$948.3

Integrys Energy Group had the following changes to the carrying amount of goodwill for the three months ended March 31, 2008:

(Millions)
Goodwill recorded at December 31, 2007	$948.3
Adjustments to PEC purchase price allocation related to income taxes	(0.3)
Goodwill recorded at March 31, 2008	$948.0

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets as listed below.

(Millions)	March 31, 2008				December 31, 2007
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
Customer-related(1)	$32.6	$(10.5)	$22.1		$32.6	$(9.3)	$23.3
Natural gas and electric contract assets(2)	60.1	(41.7)	18.4	(3)	60.1	(34.1)	26.0	(3)
Natural gas and electric contract liabilities(2)	(33.6)	15.5	(18.1	)(4)	(33.6)	13.1	(20.5	)(4)
Emission allowances(5)	2.3	-	2.3		2.4	(0.2)	2.2
Other	4.8	(1.1)	3.7		3.8	(1.2)	2.6
Total	$66.2	$(37.8)	$28.4		$65.3	$(31.7)	$33.6

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's non-utility home services business. The remaining weighted-average amortization period for customer-related intangible assets is approximately 8 years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, and as a result, were recorded as intangible assets.

(3)
Consists of both short-term and long-term intangible assets related to customer contracts in the amount of $14.3 million and $4.1 million, respectively, which have a weighted average amortization period of 1.2 years.

(4)
Consists of both short-term and long-term intangible liabilities related to customer contracts in the amount of $7.8 million and $10.3 million, respectively, which have a weighted average amortization period of 2.7 years.

(5)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense for all intangibles (except for the natural gas and electric contracts, which are discussed below), in the aggregate, for the three months ended March 31, 2008, and 2007, was $1.4 million and $1.0 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For nine months ending December 31, 2008	$4.0
For year ending December 31, 2009	4.3
For year ending December 31, 2010	3.7
For year ending December 31, 2011	3.1
For year ending December 31, 2012	2.1

The effect of purchase accounting related to natural gas and electric contracts is recorded as a component of nonregulated fuel, natural gas, and purchased power and is not included in the table above.  Amortization of these contracts for the three months ended March 31, 2008, resulted in an increase to nonregulated fuel, natural gas, and purchased power in the amount of $5.2 million.  Amortization of these contracts for the remaining nine months of 2008 is anticipated to increase nonregulated cost of fuel, natural gas, and purchased power by $8.2 million.  Amortization of these contracts is anticipated to decrease nonregulated cost of fuel, natural gas, and purchased power by $2.9 million in 2009, $2.7 million in 2010, $2.0 million in 2011, and $0.3 million in 2012.

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper backed by unsecured revolving credit facilities (discussed below), as well as short-term notes.

(Millions, except percentages)	March 31, 2008	December 31, 2007
Commercial paper outstanding	$116.8	$308.2
Average discount rate on outstanding commercial paper	3.33%	5.51%
Short-term notes payable outstanding	$10.0	$160.0
Average interest rate on short-term notes payable	3.04%	3.66%

The commercial paper at March 31, 2008, had varying maturity dates ranging from April 1, 2008, through April 3, 2008.

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt and lines of credit.

(Millions)	Maturity	March 31, 2008	December 31, 2007
Credit agreements and revolving notes
Revolving credit facility (Integrys Energy Group)	06/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group)	06/09/11	500.0	500.0
Revolving credit facility (WPSC)(1)	06/02/10	115.0	115.0
Revolving credit facility (PEC)(2)	06/13/11	400.0	400.0
Revolving credit facility (PGL)(3)	07/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services)(4)	04/18/08	150.0	150.0
Revolving short-term notes payable (WPSC)(5)	05/13/08	10.0	10.0
Uncommitted secured cross-exchange agreement (Integrys Energy Services) (6)	04/15/08	25.0	25.0
Total short-term credit capacity		1,950.0	1,950.0

Less:
Uncollateralized portion of gross margin credit agreement		19.2	10.8
Letters of credit issued inside credit facilities		159.2	138.9
Loans outstanding under the credit agreements		10.0	160.0
Commercial paper outstanding		116.8	308.2
Accrued interest or original discount on outstanding commercial paper		-	0.5
Available capacity under existing agreements		$1,644.8	$1,331.6
(1)	Provides support for WPSC's commercial paper borrowing program.

(2)	Borrowings under this agreement are guaranteed by Integrys Energy Group.

(3)	Provides support for PGL's seasonal commercial paper borrowing program.

(4)
This facility matured in April 2008, at which time the available borrowing capacity under the facility was increased to $175.0 million and its maturity date was extended to April 08, 2009.  Borrowings under this agreement are guaranteed by Integrys Energy Group.

(5)	Facility is renewed every six months.

(6)	This facility matured in April 2008, at which time the facility was renewed and the maturity date was extended to April 14, 2009.

NOTE 9--LONG-TERM DEBT

(Millions)	March 31, 2008	December 31, 2007
WPSC	$747.1	$747.1
UPPCO	12.6	12.6
PEC	327.1	325.3
PGL(1),(2)	502.0	502.0
NSG	69.0	69.1
Integrys Energy Group	550.0	550.0
Unsecured term loan due 2010 – Integrys Energy Group	65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets	10.5	10.5
Integrys Energy Services' loan	0.1	0.1
Other term loan	27.0	27.0
Senior secured note	1.7	1.7
Total	2,312.7	2,311.0
Unamortized discount and premium on bonds and debt	8.4	9.3
Total debt	2,321.1	2,320.3
Less current portion (1),(2)	(57.7)	(55.2)
Total long-term debt	$2,263.4	$2,265.1

(1)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate Mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for the period beginning January 1, 2008, and ending March 31, 2008, was 5.384% for these bonds.  On April 17, 2008, PGL completed the purchase of $51.0 million of Illinois Development Finance Authority Series 2003D Bonds, due October 1, 2037, and backed by PGL Series PP bonds.  Upon repurchase, the Auction Rate Mode was converted from a 35-day mode to a weekly mode.  This transaction was treated as a repurchase of the Series PP bonds by PGL.  As a result, the Series PP bonds were classified as current portion of long-term debt at March 31, 2008.  The Company intends to hold the bonds while it continues to monitor the tax-exempt market and assess potential remarketing or refinancing opportunities.  The weighted-average interest rate for the Series PP bonds was 5.075% for the period beginning January 1, 2008, and ending March 31, 2008.

(2) On February 1, 2008, the interest rate on the $50.0 million 3.05% Series LL first mortgage bonds at PGL, which support the Illinois Development Finance Authority Adjustable-Rate Gas Supply Refunding Revenue Bonds, Series 2003B, was established at a term rate through January 31, 2012 at 3.75%, adjustable after February 1, 2012.   These bonds were subject to a mandatory tender for purchase for remarketing on February 1, 2008, and, as a result, were presented as current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheets at December 31, 2007.  These bonds were included as long-term debt in the March 31, 2008 Condensed Consolidated Balance Sheet.

NOTE 10--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of Integrys Energy Group through March 31, 2008.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2007	$139.5	$0.7	$140.2
Accretion	2.0	-	2.0
Asset retirement obligations at March 31, 2008	$141.5	$0.7	$142.2

NOTE 11--INCOME TAXES

Integrys Energy Group’s effective tax rates for the three months ended March 31, 2008 and March 31, 2007, were 36.4% and 26.3%, respectively.  Integrys Energy Group's provision for income taxes was calculated in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, our interim effective tax rate reflects our projected annual effective tax rate.  The effective tax rate for the three months ended March 31, 2008 differed from the federal tax rate of 35%, primarily due to state income taxes and the impact of certain permanent book to tax return differences related to employee benefits and certain capital expenditures.  The effective tax rate for the three months ended March 31, 2007, differed from the federal tax rate of 35%, primarily due to the effects of Section 29/45K federal tax credits related to Integrys Energy Services' ownership in a synthetic fuel production facility, and state income taxes.  Section 29/45K of the Internal Revenue Code, which provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007.

For the quarter ended March 31, 2008, the liability for uncertain tax positions decreased by $3.5 million.  This decrease resulted primarily from the settlement of certain matters with the IRS related to uncertain tax positions for tax years 1999 through 2003.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  The regulated natural gas utilities have obligations to sell natural gas to their customers, and the regulated electric utilities have obligations to distribute and sell electricity to their customers.  The utilities expect to recover costs related to these obligations in future customer rates.  Additionally, the majority of the energy supply contracts entered into by our nonregulated segment, Integrys Energy Services, are to meet its obligations to deliver energy to customers.

The obligations described below are as of March 31, 2008.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $582.5 million, obligations of $1.2 billion for either capacity or energy related to purchased power that extend through 2016, and obligations for other commodities totaling $12.6 million, which extend through 2012.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $940.3 million, some of which extend through 2019.
●
Integrys Energy Services has obligations related to energy supply contracts that extend through 2018 and total $4.9 billion.  The majority of these obligations end by 2010, with obligations totaling $315.7 million extending beyond 2011.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $543.6 million.  A significant portion of these commitments relate to large construction projects.

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

In 2000 and 2002, Wisconsin Power and Light Company (WP&L) received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company, and WPSC).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

Depending upon the results of the EPA's review of the information provided by WPSC and WP&L, the EPA may perform any of the following:

●	issue notices of violation, (NOV) asserting that a violation of the Clean Air Act occurred,
●	seek additional information from WPSC, WP&L, and/or third parties who have information relating to the boilers, and/or
●	close out the investigation.

To date, the EPA has not responded to the 2001 and 2002 filings made by WPSC and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPSC has submitted its response.  In addition, under the Clean Air Act, citizen groups may pursue a claim.  WPSC has no notice of such a claim based on the information submitted to the EPA.

In response to the EPA's Clean Air Act enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions of the pending litigations.

If the federal government brings a claim against WPSC and if it were determined by a court that historic projects at WPSC's Pulliam and Weston plants required either a state or federal Clean Air Act permit, WPSC may, under the applicable statutes, be required to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment,
●	pay a fine, and/or
●	pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

Pulliam Air Notice of Violation

In September 2007, a NOV was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPSC met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR’s request.  While not finally confirmed by the WDNR, it is WPSC’s understanding that this issue is essentially resolved.

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

These activities did not stay the construction of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

Weston Operating Permits

In July 2005 and February 2006, NOVs were issued to WPSC by the WDNR alleging various violations of the operating permit requirements applicable to the then existing Weston facility.  Subsequently, by letter dated April 11, 2007, the WDNR referred the matters set forth in the NOVs to the Wisconsin Attorney General’s office.  The referral letter alleged that the Weston facility was not in compliance with the following provisions of the facility’s Title V operating permit:  (i) limitations on the sulfur content of the fuel oil stored at the Weston facility; (ii) the carbon monoxide and nitrogen oxide limits for certain of the facility’s combustion turbines; (iii) the particulate matter emission limits applicable to the coal handling equipment; (iv) opacity monitoring requirements; and (v) a requirement to conduct an elemental metals analysis.  WPSC is negotiating with the Wisconsin Attorney General's office to resolve the matters.

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

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446), requiring WPSC to control annual system mercury emissions in phases with the first phase beginning in 2008.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and require a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  Chapter NR 446 applies to existing units.  Weston 4 installed mercury control technology, which will achieve a mercury emission rate that meets the permit limit for mercury.

The State of Wisconsin has recently developed a revised draft rule to Chapter NR 446 that requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010 through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90% and electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as Best Available Control Technology.  WPSC estimates capital costs of approximately $22 million for phase one, which includes estimates for both wholly-owned and jointly-owned plants, to achieve the proposed reductions in the State's revised draft rule which has not been finalized.  These costs may change based on the requirements of the final rule.  The capital costs are expected to be recovered in a future rate case.  In May 2008, a group of industry stakeholders filed suit, claiming that the WDNR’s mercury rulemaking process violates a state statute.  The outcome of this challenge is uncertain.

Although a federal mercury control and monitoring rule was promulgated in 2005 by the EPA, the State of Wisconsin filed suit along with other states in opposition of the rule.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  In March 2008, the EPA appealed the ruling by the court, which remains under review at this time.

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

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $553 million, which includes estimates for both wholly-owned and jointly-owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in a future rate case.

Manufactured Gas Plant Remediation

Integrys Energy Group's natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas, and as such, are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites, and as such, are being remediated, with costs charged to existing ratepayers at WPSC, MGUC, PGL, and NSG.  Nine of these sites have been transferred to the EPA Superfund Alternative Sites Program, and 11 sites have been transferred to the EPA’s Superfund Removal Program, with the intent of being transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for $707.1 million of future undiscounted investigation and cleanup costs as of March 31, 2008.  Integrys Energy Group has recorded a net regulatory asset of $741.4 million related to the recovery of both unrecovered expenditures and estimated future expenditures as of March 31, 2008.  Integrys Energy Group has received $52.6 million in insurance recoveries as of March 31, 2008, which were recorded as a reduction to the regulatory assets.

The natural gas utilities are coordinating the investigation and the cleanup of the manufactured gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million (in the form of certain defined net worth levels which NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plan has commenced.  The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

With respect to portions of certain sites in the City of Chicago (Chicago), PGL received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require PGL to perform extensive investigations or remediations. These demands include notice letters sent to PGL by River Village West.  In April 2005, River Village West filed suit against PGL in the United States District Court for the Northern District of Illinois under Resource Conservation and Recovery Act (RCRA). The suit, River Village West LLC et al. v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005) (RVW II), seeks an order directing PGL to remediate three former sites: the former South Station, the former Throop Street Station and the former Hough Place Station.

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

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of incremental operating and maintenance costs that are not reimbursable through insurance.  At this time, it is expected that all of these costs will be recovered by third party settlements.  UPPCO also received approval from the MPSC to defer incremental power supply costs associated with the incident.  Recovery of the deferred power supply costs will be addressed in future rate proceedings.

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

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand for reimbursement, indemnification, and contribution for response costs incurred with respect to the cleanup of a former mineral processing site in Denver, Colorado.  The demand from the S.W. Shattuck Chemical Company, Inc. alleges that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site.  In 1992, the EPA issued a record of decision (ROD) for the Denver site and remediation work began.  The remedy selected in the ROD consisted of the on-site stabilization, solidification, and capping of soils containing radioactive wastes.  In 1998, the remedial action under the 1992 ROD was completed.  In 2002, the EPA issued an amended ROD that required removing the monolith cap and undertaking additional soil excavation.  The work performed under the amended ROD began in September 2002 and was completed in September 2006.

NSG does not believe that it has liability for the costs related to this site, but cannot determine the matter with certainty.  At this time, NSG cannot reasonably estimate what range of loss, if any, may occur.  In the event that NSG incurs liability, it would pursue reimbursement from insurance carriers and other responsible parties, if any.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels.  Integrys Energy Group is evaluating both the technical and cost implications which may result from a future state, regional, or federal greenhouse gas regulatory program.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures by our regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Natural Gas Charge Reconciliation Proceedings and Related Matters

Natural Gas Charge Settlement

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.  The natural gas charge represents the cost of natural gas and transportation and storage services purchased by PGL and NSG, as well as gains, losses, and costs incurred under PGL’s and NSG’s hedging program (Gas Charge).  In these proceedings, interested parties review the accuracy of the reconciliation of revenues and costs and the prudence of natural gas costs recovered through the Gas Charge.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order the utility companies to refund the affected amount to customers through subsequent Gas Charge filings.

Pursuant to a 2006 settlement agreement related to fiscal year 2001-2004 natural gas costs, PEC agreed to make payments of up to $30 million towards the funding of conservation and weatherization programs for low and moderate income customers.  The settlement agreement did not specify any allocation of the Subsequent Payments between PGL and NSG.  PGL and NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with these conservation programs.  At the date of the PEC merger, $25 million of that amount had not yet been paid, and was recorded as a preacquisition contingency.  As of March 31, 2008, $20 million remained unpaid, of which $5 million was included in other current liabilities, and $15 million was included in other long-term liabilities.

PGL and NSG also refunded certain amounts related to fiscal 2001-2004 natural gas costs, but those refunds had been completed prior to the PEC merger.

The settlement agreement provides that PGL and NSG will cooperate with Chicago and the Illinois Attorney General (AG) to identify those customers who were not receiving natural gas as of the date of the Agreement that are financial hardship cases.  The hardship cases were identified by the utilities, the AG, and Chicago.  Following identification, PGL and NSG reconnected the hardship cases.  PGL and NSG forgave all outstanding debt for reconnected customers.  Although PGL and NSG believe they have fully complied with this provision of the settlement agreement, Chicago and the AG have indicated that they believe the terms of the hardship program are broader than what PGL and NSG believe they are obligated to implement.  Management continues to believe that it has fully complied with the obligations of the settlement agreement with respect to the hardship program.

In the settlement agreement, PGL and NSG agreed to conduct internal and external audits of their natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit was performed by a consulting firm retained by the ICC.  The ICC staff filed the auditor’s report on April 10, 2008.  The report included 32 recommendations, most of which are for PGL and NSG to prepare various studies and analyses or implement changes to certain practices and procedures.  None of the recommendations quantified natural gas costs that the auditor believed should not be recovered by PGL and NSG.  PGL and NSG are planning to file a response to the auditor’s report.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings did not affect these cases, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers' natural gas charges.  The ICC staff and intervener witnesses recommended disallowances.  The majority of the recommended disallowances were for a one-time adjustment to transportation customers’ bank (storage) natural gas liability balances.  For PGL, the ICC issued its order, which accepted the administrative law judges’ recommendations and ICC staff’s recommended disallowances in their entirety, on January 16, 2008.  The gas cost disallowance for PGL is $20.5 million.  For NSG, the ICC issued its order, which accepted the administrative law judges’ recommendations and ICC staff’s recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for NSG is $1.0 million.  On February 14, 2008, PGL and NSG filed for rehearing on one of the two bank (storage) gas liability issues.  The ICC denied rehearing on February 27, 2008, and PGL and NSG did not appeal this matter.  The customer refunds from the 2005 Gas Charge reconciliation cases have been accounted for as a preacquisition contingency.  Pursuant to the ICC orders, PGL and NSG refunded customers $22.6 million and $1.1 million, respectively, including interest, during the first quarter of 2008.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  PGL and NSG filed their direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated Gas Charge reconciliation cases for the period of October 2006 through December 2006 to cover the gap created by PGL and NSG's move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new cases with the fiscal 2006 cases, and the administrative law judge granted the motion in July 2007.  PGL's and NSG's direct testimony for the October through December 2006 period was filed on October 17, 2007.  On March 17, 2008, the administrative law judge set the following schedule: Staff and intervenor direct testimony is due July 22, 2008; status hearing on July 29, 2008; and PGL’s and NSG’s rebuttal testimony is due August 29, 2008.  As of March 31, 2008, the amounts recorded as a liability related to the 2006 Gas Charge reconciliation cases were insignificant.

The ICC initiated the calendar year 2007 Gas Charge reconciliation cases on November 28, 2007.  PGL and NSG filed direct testimony on April 15, 2008.  There is a status hearing scheduled for July 14, 2008.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings. In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek unspecified compensatory and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.

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

On May 16, 2006, the AG served a subpoena requesting documents relating to PGL's corrosion inspections.  PGL's counsel has met with representatives of the AG's office and provided documents relating to the subpoena.  On July 10, 2006, the United States Attorney for the Northern District of Illinois served a grand jury subpoena on PGL requesting documents relating to PGL's corrosion inspections.  PGL's counsel has met with the United States Attorney's office and provided documents relating to corrosion inspections.  PGL has had no further communication with the United States Attorney’s office since that time.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  PGL and NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs' claim for declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed a second amended complaint with the Circuit Court.  PGL and NSG responded by filing a motion to dismiss on August 31, 2007.  This motion was granted on April 16, 2008, and this matter was dismissed.  The plaintiffs may appeal the order and may still file individual complaints with the ICC, but Integrys Energy Group does not know if, or when, any such complaints will be filed.

NOTE 13--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group at March 31, 2008:

		Expiration
(Millions)	Total Amounts Committed at March 31, 2008	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries(1)	$2,120.7	$1,722.0	$248.2	$84.5	$66.0
Guarantees of subsidiary debt and revolving line of credit(2)	903.1	150.0	325.0	400.0	28.1
Standby letters of credit(3)	157.9	88.9	69.0	-	-
Surety bonds(4)	1.7	1.7	-	-	-
Other guarantees(5)	9.6	-	7.3	2.3	-
Total guarantees	$3,193.0	$1,962.6	$649.5	$486.8	$94.1

(1)
Consists of parental guarantees of $1,969.4 million to support the business operations of Integrys Energy Services, of which $5.0 million received specific authorization from Integrys Energy Group’s Board of Directors and is not subject to the guarantee limit discussed below; $65.9 million and $75.4 million, respectively, related to natural gas supply at MGUC and MERC, of an authorized $75.0 million and $125.0 million, respectively; and $10.0 million, of an authorized $125.0 million, to support business operations at PEC.

(2)
Consists of an agreement to fully and unconditionally guarantee PEC's $400.0 million revolving line of credit; an agreement to fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011; a $150.0 million credit agreement at Integrys Energy Services used to finance natural gas in storage and margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as for general corporate purposes; and $28.1 million of guarantees supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Services' parental guarantee limit discussed below.

(3)
Comprised of $152.7 million issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at WPSC, UPPCO, MGUC, and MERC.

(4)
Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Liabilities incurred as a result of activities covered by surety bonds are included in the Integrys Energy Group's Condensed Consolidated Balance Sheets.

(5)
Includes (1) a guarantee issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the Condensed Consolidated Balance Sheets, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The maximum exposure related to this guarantee was $3.7 million at March 31, 2008; (2) a liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee's scheduled maintenance period in 2009.  As of March 31, 2008, WPSC had paid $5.3 million to Dominion related to this guarantee, reducing the liability to $3.6 million; and (3) a $2.3 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification related to potential contamination from ash disposed from this facility.  A $0.1 million liability was recorded related to this indemnification at March 31, 2008.

Although Integrys Energy Group has provided total parental guarantees of $2,303.5 million on behalf of Integrys Energy Services, Integrys Energy Group's exposure under these guarantees related to open transactions at March 31, 2008, was approximately $603 million.  At March 31, 2008, management was authorized to issue corporate guarantees in the aggregate amount of up to $2.35 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts are subject to this limit:

(Millions)	March 31, 2008
Guarantees supporting commodity transactions of subsidiaries	$1,964.4
Guarantees of subsidiary debt	151.1
Standby letters of credit	150.2
Surety bonds	0.9
Total guarantees subject to $2.35 billion limit	$2,266.6

NOTE 14--EMPLOYEE BENEFIT PLANS

Integrys Energy Group and its subsidiaries have three non-contributory qualified retirement plans covering substantially all employees, as well as several unfunded nonqualified retirement plans.  In addition, Integrys Energy Group and its subsidiaries offer multiple postretirement benefit plans to employees.

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three months ended March 31, 2008, and 2007.  Only costs related to the PEC benefit plans incurred after the February 21, 2007 merger date are included in the three months ended March 31, 2007 amounts.

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Millions)	2008	2007	2008	2007
Service cost	$10.4	$8.2	$4.2	$3.2
Interest cost	18.8	14.1	6.4	5.4
Expected return on plan assets	(25.3)	(15.9)	(4.7)	(4.1)
Amortization of transition obligation	-	-	0.1	0.3
Amortization of prior-service cost (credit)	1.2	1.5	(1.0)	(0.6)
Amortization of net actuarial loss	0.4	3.2	0.2	0.8
Amortization of merger-related regulatory adjustment	2.6	-	0.8	-
Net periodic benefit cost	$8.1	$11.1	$6.0	$5.0

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated other comprehensive income for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities, pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  For the three months ended March 31, 2008, $0.1 million of transition costs, $0.3 million of net prior service costs, and $0.5 million of net actuarial losses were amortized from regulatory assets to net period benefit cost.  For the three months ended March 31, 2007, $0.3 million of transition costs, $1.0 million of net prior service costs, and $3.8 million of net actuarial losses were amortized from regulatory assets to net periodic benefit cost.  All amounts amortized for merger-related regulatory adjustments are from regulatory assets, as these relate to the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2008, no contributions were made to the pension and other postretirement benefit plans.  Integrys Energy Group expects to contribute $24.8 and $12.8 to its pension and other postretirement benefit plans, respectively, in the remainder of 2008.

NOTE 15--STOCK-BASED COMPENSATION

Stock Options

The fair values of stock option awards granted in February 2008 were estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility.  The following table shows the weighted-average fair value along with the assumptions incorporated into the valuation model:

February 2008 Grant
Weighted-average fair value	$3.96
Expected term	6 years
Risk-free interest rate	2.81%
Expected dividend yield	5.50%
Expected volatility	17%

Total pre-tax compensation cost recognized for stock options during the three months ended March 31, 2008, and 2007, was immaterial.  As of March 31, 2008, $3.7 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 3.3 years.

A summary of stock option activity for the three months ended March 31, 2008, and information related to outstanding and exercisable stock options at March 31, 2008, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2007	2,215,999	$47.81
Granted	684,404	48.36
Outstanding at March 31, 2008	2,900,403	$47.94	7.23	$5.9
Exercisable at March 31, 2008	1,482,106	$44.43	5.44	$5.9

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2008.  This is calculated as the difference between Integrys Energy Group's closing stock price on March 31, 2008, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

The fair values of performance stock rights granted in February 2008 were estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current dividend rate as well as historical dividend increase patterns.  The expected volatility was estimated using three years of historical data.

February 2008 Grant
Expected term	3 years
Risk-free interest rate	2.18%
Expected dividend yield	5.50%
Expected volatility	17%

Pre-tax compensation cost recorded for performance stock rights for the three months ended March 31, 2008, and 2007, was immaterial.  As of March 31, 2008, $6.5 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 2.4 years.

A summary of activity related to performance stock rights for the three months ended March 31, 2008, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	217,458	$47.94
Granted	125,600	$49.22
Expired	54,207	$41.62
Forfeited	800	$48.37
Outstanding at March 31, 2008	288,051	$49.69

No performance shares were distributed during the three months ended March 31, 2008.

Restricted Shares and Restricted Share Units

The fair values of restricted share unit awards granted in February 2008 were based on Integrys Energy Group’s closing stock price on the day the awards were granted.

During the three months ended March 31, 2008, and 2007, an immaterial amount of compensation cost was recorded related to restricted share and restricted share unit awards.  As of March 31, 2008, $11.2 million of total pre-tax compensation cost related to these awards is expected to be recognized over a weighted-average period of 3.5 years.

A summary of activity related to restricted share and restricted share unit awards for the three months ended March 31, 2008, is presented below:

	Restricted Share and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	101,145	$54.70
Granted	172,815	$48.36
Outstanding at March 31, 2008	273,960	$50.70

NOTE 16--COMPREHENSIVE INCOME

Integrys Energy Group's total comprehensive income was as follows:

	Three Months Ended March 31,
(Millions)	2008	2007
Income available for common shareholders	$135.8	$139.4
Cash flow hedges, net of tax of $(4.2) and $(8.9)	(6.9)	(14.1)
SFAS No. 158 amortizations, net of tax	-	0.4
Unitary tax adjustment	-	(0.2)
Foreign currency translation	(1.0)	0.1
Unrealized loss on available-for-sale securities, net of tax	(0.4)	-
Total comprehensive income	$127.5	$125.6

The following table shows the changes to Integrys Energy Group’s accumulated other comprehensive loss from December 31, 2007, to March 31, 2008.

(Millions)
December 31, 2007 balance	$(1.3)
Cash flow hedges	(6.9)
Foreign currency translation	(1.0)
Available-for-sale securities	(0.4)
March 31, 2008 balance	$(9.6)

NOTE 17--COMMON EQUITY

Integrys Energy Group shares issued at March 31, 2008, and December 31, 2007, were:

	March 31, 2008	December 31, 2007
Common stock, $1 par value, 200,000,000 shares authorized	76,340,014	76,340,756
Treasury shares	10,000	10,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	328,341	338,522
Average cost of deferred compensation rabbi trust shares	$43.68	$43.48

Integrys Energy Group had the following changes to common stock during the three months ended March 31, 2008:

Integrys Energy Group's common stock shares

Common stock at December 31, 2007	76,340,756
Shares purchased for stock-based compensation*	(742)
Common stock at March 31, 2008	76,340,014

*
Effective January 2008, Integrys Energy Group began purchasing shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and stock-based employee benefit plans. During 2007, Integrys Energy Group issued new shares of common stock to meet these requirements.

Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share are computed by dividing income available for common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for the periods shown below excludes some insignificant stock option and performance stock rights that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Millions, except per share amounts)	2008	2007

Numerator:
Income from continuing operations	$136.6	$117.2
Discontinued operations, net of tax	-	23.0
Preferred stock dividends declared	(0.8)	(0.8)
Net earnings available for common shareholders	$135.8	$139.4

Denominator:
Average shares of common stock – basic	76.6	57.5
Effect of dilutive securities
Stock-options	0.2	0.3
Average shares of common stock – diluted	76.8	57.8

Net earnings per share of common stock
Basic	$1.77	$2.42
Diluted	1.77	2.41

Pursuant to the merger with PEC, shareholders of PEC received 0.825 shares of Integrys Energy Group common stock, $1 par value, for each share of PEC common stock, no par value, that they held immediately prior to the merger.  This resulted in an increase in common stock outstanding of 31,938,491 shares as of February 21, 2007.

NOTE 18--FAIR VALUE

Implementation of SFAS No. 157

Effective January 1, 2008, Integrys Energy Group adopted SFAS No. 157, “Fair Value Measurements.”  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  According to FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,”as of March 31, 2008, these additional disclosures are required for all financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities that are measured at fair value on a recurring basis.

SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.  These assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.  SFAS No. 157 also specifies that transaction costs should not be considered in the determination of fair value.  On January 1, 2008, Integrys Energy Group recognized an increase to nonregulated revenues of $11.0 million due to the exclusion of transaction costs from Integrys Energy Services' fair value estimates.

SFAS No. 157 nullified a portion of Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."  Under Issue No. 02-3, inception gains or losses were deferred unless the fair value of the derivative was substantially based on quoted prices or other current market transactions.  However, SFAS No. 157 provides a framework to consider, in evaluating a transaction, whether a transaction represents fair value at initial recognition.  Integrys Energy Services recognized a pre-tax cumulative effect increase to retained earnings of $4.5 million on January 1, 2008, related to the nullification of Issue No. 02-3.

In conjunction with the implementation of SFAS No. 157, Integrys Energy Services determined that the unit of account for its derivative instruments is the individual contract level; accordingly, these contracts are now presented on the Condensed Consolidated Balance Sheets as assets or liabilities based on the nature of the individual contract.

Fair Value Disclosures

According to SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exitprice).  However, as permitted under SFAS No. 157, Integrys Energy Group utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing certain derivative assets and liabilities.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 –Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 –Pricing inputs are observable, either directly or indirectly, but are not quoted prices included within Level 1. Level 2 includes those financial instruments that are valued using external inputs within models or other valuation methodologies.

Level 3 –Pricing inputs include significant inputs that are generally less observablefrom objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’needs.

Asrequired by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows Integrys Energy Group’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$571.0	$1,249.5	$501.1	$2,321.6
Inventory hedged by fair value hedges	-	125.4	-	125.4
Available-for-sale securities	0.6	-	3.4	4.0
Liabilities
Risk management liabilities	$631.4	$1,052.4	$417.8	$2,101.6
Long-term debt hedged by fair value hedge	-	2.1	-	2.1
Deferred compensation liability	7.9	-	-	7.9

The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  For more information on Integrys Energy Group’s derivative instruments, see Note 3, “Risk Management Activities.”

When possible, Integrys Energy Group bases the valuations of its risk management assets and liabilities on quoted prices for identical assets in active markets.  These valuations are classified in Level 1.  The valuations of certain contracts are based on NYMEX prices with an adjustment related to transportation, and certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date.  These valuations are classified in Level 2.

Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.  The primary reasons for a Level 3 classification are as follows:

●	While price curves may have been based on broker quotes or other external sources, significant assumptions may have been made regarding seasonal or monthly shaping and locational basis differentials.
●
Certain transactions were valued using price curves that extended beyond the quoted period.  Assumptions were made to extrapolate prices from the last quoted period through the end of the transaction term.

●	The valuations of certain transactions were based on internal models, although external inputs were utilized in the valuation.

Fair values for available-for-sale securities are based on market prices for the identical security (Level 1), where available, or on values as reported by fund managers (Level 3).

The deferred compensation liability in the table above includes only the portion that is payable in cash and invested in hypothetical investment options that are indexed to Integrys Energy Group’s common stock or mutual funds. Integrys Energy Group bases the valuation of these components of the deferred compensation liability on the closing price of Integrys Energy Group’s common stock from the NYSE and on published values of a variety of mutual funds.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)
Balance at January 1, 2008	$44.6
Net realized and unrealized gains included in earnings	54.7
Net unrealized losses recorded as regulatory assets or liabilities	(7.5)
Net unrealized gains included in other comprehensive income	6.9
Net purchases and settlements	(16.1)
Net transfers in/out of Level 3	4.1
Balance at March 31, 2008	$86.7

Net change in unrealized gains included in earnings related to instruments still held at March 31, 2008	$51.8

Unrealized gains and losses included in earnings related to Integrys Energy Services’ risk management assets and liabilities are recorded through nonregulated revenue on the Condensed Consolidated Statements of Income.  Realized gains and losses on these same instruments are recorded in nonregulated revenue or nonregulated cost of fuel, natural gas, and purchased power, depending on the nature of the instrument.  Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power.

Unrealized gains and losses on our available-for-sale securities categorized in Level 3 are recorded through other comprehensive income.  Realized gains and losses flow through miscellaneous income on the Condensed Consolidated Statements of Income.

NOTE 19--REGULATORY ENVIRONMENT

Wisconsin

Rate Cases

On April 1, 2008, WPSC filed a request with the PSCW to increase retail electric and natural gas rates $106.8 million (7.75%) and $11.7 million (2.16%), respectively, to be effective January 1, 2009.  The request was based on rates in effect at the time of the filing.  This filing also included a request to increase retail electric rates $3.5 million (0.33%) in 2010, as well as a request for authority to file for an adjustment to retail electric rates, effective January 1, 2010, for changes in fuel, purchased power, and related costs.  The proposed retail electric rate increase for 2009 is driven by the completion of the refund to retail electric customers of the non-qualified decommissioning trust fund related to the sale of the Kewaunee nuclear power plant, the cost of operating Weston 4, increased electric transmission costs, and recovery of costs associated with the lightning strike and subsequent outage at Weston 3.  The retail electric rate filing for 2009 did not include recovery of both operation and maintenance costs and capital costs associated with the proposed Iowa wind project; however, subsequent verbal approval was received which is expected to increase the rate request for 2009 by $10.4 million (1.06%). The proposed retail natural gas rate increase is required primarily because of costs associated with the construction of the natural gas laterals connecting the WPSC natural gas distribution system to the new Guardian II natural gas pipeline.

On February 11, 2008, WPSC filed an application with the PSCW to adjust its 2008 rates for fuel and purchased power costs, requesting an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an annual rate increase of $29.7 million on March 20, 2008, but because Wisconsin’s current fuel rules only allow for prospective recovery, it is anticipated that $23.6 million of the $29.7 million will be collected in rates during the remainder of 2008.  The new rates became effective March 22, 2008, and are subject to refund based on an audit of the fuel filing by the PSCW.

On January 15, 2008, the PSCW issued a final written order authorizing a retail electric rate increase of $23 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.

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

Weston 3 Outage

On October 6, 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPSC incurred approximately $7 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service. WPSC has insurance in place that is expected to cover all equipment damage costs, less a $1 million deductible.  WPSC also incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPSC was granted approval from the PSCW to defer the replacement purchased power costs for the Wisconsinretail portion of these costs and was granted approval retroactive to October 6, 2007.  Assuming favorable outcomes for the recovery of deferred replacement purchased power costs from customers, and non-fuel operating and maintenance expenses from insurance proceeds, WPSC does not expect this incident to have a material impact on earnings.

It is anticipated that WPSC will recover replacement purchased power costs for the Michiganretail portion of these costs through the annual power supply cost recovery mechanism.

Michigan

On December 4, 2007, the MPSC issued a final written order authorizing WPSC a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPSC's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity.  The MPSC also approved a common equity ratio of 56.4% in WPSC’s regulatory capital structure.  This retail electric rate increase was driven by increased costs primarily related to the construction of Weston 4 and the costs to maintain and operate the plant, a decrease in industrial load, and inflation since July 2003.  As approved by the MPSC, effective December 5, 2007, WPSC also began recovering the capacity payments related to its power purchase agreement with Dominion Energy Kewaunee, LLC through the power supply cost recovery mechanism.

Illinois

Rate Case

On February 5, 2008, the ICC issued a final written order authorizing a rate increase of $71.2 million for PGL, which included a return on common equity of 10.19% and a common equity ratio of 56% in its regulatory capital structure.  The order also required a rate decrease of $0.2 million for NSG, which included a return on common equity of 9.99% and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism as a four-year pilot program, which will allow PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized delivery charge components of revenue.  However, legislation has been introduced at the Illinois state legislature to roll back decoupling.  Integrys Energy Group is actively supporting the ICC’s decision to approve this rate setting mechanism.  In addition, the order approved an energy efficiency mechanism, which will allow PGL and NSG to recover $6.4 million and $1.1 million, respectively, of energy efficiency costs.  The infrastructure mechanism (proposed by PGL) and the uncollectible expense mechanism (proposed by both PGL and NSG) were not approved.  PGL and NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008.  On March 26, 2008, the ICC denied PGL’s and NSG’s rehearing request and all but one such request from intervenors.  The ICC only granted rehearing on a request to change the allocation between customers of PGL’s revenues from its interstate hub services.  The rehearing process on this issue must conclude no later than August 23, 2008.  On April 28, 2008, PGL and NSG filed with the Illinois appellate court a Notice of Appeal of the ICC’s order denying rehearing on certain issues.  On April 30, the ICC submitted a letter to the Court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the PGL and NSG appeal as premature, it requested that the Court hold the due date for the ICC to file the record with the Court.  On May 2, two intervenors (the AG and Abbot Laboratories) each separately filed a Notice of Appeal.

Merger

The PEC merger was effective February 21, 2007.  PGL and NSG are wholly owned by PEC. On February 7, 2007, the ICC approved the PEC merger by accepting an agreed upon order among the active parties to the merger case.  The order included Conditions of Approval regarding commitments by the applicants to:

●	provide certain reports,
●	perform studies of the PGL natural gas system,

●	promote and hire a limited number of union employees in specific areas,
●	make no reorganization-related layoffs or position reductions within the PGL union workforce,
●	maintain both the PGL and NSG operation and maintenance and capital budgets at recent levels,
●	file a plan for formation and implementation of a service company,
●	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
●	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the PGL and NSG storage natural gas inventory in connection with closing the merger.

The Conditions of Approval also included commitments with respect to the recently completed rate cases of PGL and NSG.  These are the inclusion of merger synergy savings of $11.4 million at PGL and $1.6 million at NSG in the proposed test year, the recovery of $6.2 million at PGL and $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $30.9 million at PGL and $4.2 million at NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which was contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs.  The ICC approved a cost recovery mechanism for the energy efficiency program costs.  Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case up to an additional $9.9 million of combined merger costs, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.  As of March 31, 2008, the regulatory asset balance representing merger costs to be recovered totalled $13.3 million at PGL and $1.8 million at NSG.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the Pennsylvania, New Jersey, Maryland Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

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

In August 2006, the administrative law judge hearing the case issued an Initial Decision that was in agreement with all of Integrys Energy Services' positions.  If the Final Order, which is expected sometime in 2008, is consistent with the Initial Decision of the administrative law judge, Integrys Energy Services' pre-tax exposure of $19.2 million may be reduced by as much as $13 million.  The Final FERC Order is subject to rehearing and then court challenges.  Any refunds to Integrys Energy Services will include interest for the period from payment to refund.

The SECA is also an issue for WPSC and UPPCO.  It is anticipated that most of the SECA charges incurred or refunds received by WPSC and UPPCO will be passed on to customers through rates, and will not have a material effect on the financial position or results of operations of WPSC or UPPCO.

NOTE 20--SEGMENTS OF BUSINESS

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments.  At March 31, 2008, Integrys Energy Group reported four segments, as PEP, which was previously reported as a segment, was sold in September 2007.

●
The two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC, MGUC, MERC, PGL, and NSG.  The regulated natural gas utility operations of PGL and NSG have been included in results of operations since the merger date.

●
Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

●
The Holding Company and Other segment, another nonregulated segment, includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPSC, MGUC, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from our investments in ATC and Wisconsin River Power Company are also included in the Holding Company and Other segment.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other(2)		Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended March 31, 2008
External revenues	$316.5	$1,260.4	$1,576.9	$2,409.4	$-	$2.9		$-	$3,989.2
Intersegment revenues	12.7	0.1	12.8	4.7	-	0.3		(17.8)	-
Depreciation and amortization expense	18.8	25.4	44.2	3.5	-	3.5		-	51.2
Miscellaneous income (expense)	2.2	1.6	3.8	0.2	-	24.4	(3)	(10.3)	18.1
Interest expense	8.8	14.3	23.1	2.8	-	22.3		(10.3)	37.9
Provision for income taxes	2.9	43.2	46.1	30.2	-	2.0		-	78.3
Income before preferred stock dividends	7.3	75.9	83.2	51.6	-	1.8		-	136.6
Preferred stock dividends of subsidiary	0.5	0.3	0.8	-	-	-		-	0.8
Income available for common shareholders	6.8	75.6	82.4	51.6	-	1.8		-	135.8

Three Months Ended March 31, 2007
External revenues	$288.5	$681.3	$969.8	$1,774.1	$-	$2.7		$-	$2,746.6
Intersegment revenues	10.7	0.5	11.2	1.3	-	0.2		(12.7)	-
Depreciation and amortization expense	20.2	16.7	36.9	2.8	-	0.5		-	40.2
Miscellaneous income (expense)	1.1	0.8	1.9	(0.1)	-	15.7	(3)	(5.2)	12.3
Interest expense	8.1	9.5	17.6	3.6	0.4	20.0		(5.2)	36.4
Provision (benefit) for income taxes	9.9	28.5	38.4	3.1	(0.1)	0.5		-	41.9
Income (loss) from continuing operations	17.0	35.5	52.5	64.9	(0.2)	-		-	117.2
Discontinued operations	-	-	-	14.8	8.2	-		-	23.0
Preferred stock dividends of subsidiary	0.5	0.3	0.8	-	-	-		-	0.8
Income available for common shareholders	16.5	35.2	51.7	79.7	8.0	-		-	139.4

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Holding Company and Other column.
(3)	Miscellaneous income for the three months ended March 31, 2008, and 2007, includes $15.0 million and $12.1 million, respectively, of pre-tax income from equity method investments.

NOTE 21--NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."  SFAS No. 141(R) provides greater consistency in the accounting for and financial reportingof business combinations.  Among other changes, the standard will require the following: (1) all assets acquired and liabilities assumed must be recognized at the transaction date, including those related to contractual contingencies, (2) transaction costs and restructuring costs that the acquirer expects, but is not obligated, to incur are to be expensed, (3) changes to deferred tax benefits as a result of the business combination must be recognized immediately in income from continuing operations or equity, depending on the circumstances, and (4) in a bargain purchase, a gain is to be recorded instead of writing down fixed assets.  Certain new disclosure requirements will enable the evaluation of the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for business combinations consummated after January 1, 2009.  Also effective January 1, 2009, any adjustments to uncertain tax positions from business combinations consummated prior to January 1, 2009 will no longer be recorded as an adjustment to goodwill, but will be reported in income.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for Integrys Energy Group during the quarter ending March 31, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Integrys Energy Group is a diversified holding company with regulated utility operations operating through six wholly owned subsidiaries, WPSC, PGL, NSG, UPPCO, MGUC, and MERC; nonregulated energy operations through its wholly owned nonregulated subsidiary, Integrys Energy Services; and also an approximate 34% equity ownership interest in ATC (an electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois).

Strategic Overview

Integrys Energy Group's goal is the creation of long-term value for shareholders and customers through growth in its regulated and nonregulated portfolio (while placing an emphasis on regulated growth).  In order to create value, Integrys Energy Group is focused on:

Maintaining and Growing a Strong Regulated Utility Base– A strong regulated utility base is necessary to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success.  Integrys Energy Group believes the following investments have helped, or will help, maintain and grow its regulated utility base:

•	The February 2007 merger with PEC, which added the regulated natural gas distribution operations of PGL and NSG to the regulated utility base of Integrys Energy Group.

•
Our approximate 34% ownership interest in ATC, an electric transmission company which owned over $2 billion of assets at December 31, 2007.  Integrys Energy Group will continue to fund its share of the equity portion of future ATC growth.  ATC anticipates approximately $2.8 billion in investment over the next 10 years.

•
The 2008 completion of Weston 4, a 500-megawatt coal-fired base-load power plant located near Wausau, Wisconsin.  WPSC holds a 70% ownership interest in the Weston 4 power plant, with Dairyland Power Cooperative owning the remaining 30% interest in the facility.

•	Proposed investment in natural gas distribution facilities (replacement of cast iron mains) at PGL in 2009 and 2010.

•	Investment of approximately $75 million in lateral infrastructure related to the connection of the WPSC distribution system to the Guardian II natural gas pipeline.

•	WPSC's agreement to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.

•
WPSC’s announcement that it intends to acquire (along with High Country Energy, LLC) a 150-megawatt portion of the planned 300-megawatt High Country wind project located in Dodge and Olmsted counties in Minnesota.

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

•	Continued expansion of operations in the Western Systems Coordinating Council markets.

•
The on-going development of renewable energy products, such as a 6.4 megawatt landfill gas project in Illinois, a 33 mile natural gas pipeline in Texas, and a new business unit that will focus on renewable energy and conservation.

Integrating Resources to Provide Operational Excellence– Integrys Energy Group is committed to integrating resources of its regulated businesses and also its nonregulated businesses, while meeting any and all applicable regulatory and legal requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and assist in lowering costs for certain activities.  Integrys Energy Group believes the following recent developments have helped, or will help, integrate resources and provide operational excellence:

•
The PEC merger provides the opportunity to align the best practices and expertise of both companies, which will continue to result in efficiencies by eliminating redundant and overlapping functions and systems.  Integrys Energy Group expects the merger to generate annual pre-tax synergy savings of approximately $106 million for the combined company by the end of the fifth full year of operations following completion of the merger.  One-time costs to achieve the synergies are expected to be approximately $155 million.

•
IBS, a wholly owned service company, was formed to achieve a significant portion of the cost synergies anticipated from the merger with PEC through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

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

Placing Strong Emphasis on Asset and Risk Management– Our asset management strategy calls for the continuous assessment of our existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement our existing business and strategy, thereby providing the most efficient use of and best return on our resources while maintaining an acceptable risk profile.  This strategy calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  We maintain a portfolio approach to risk and earnings.  Integrys Energy Group believes the following recent developments have helped, or will help, manage assets and risk:

•
The combination of Integrys Energy Group and PEC in 2007 created a larger, stronger, and more competitive regional energy company.  This merger, along with our 2006 acquisition of natural gas distribution operations in Michigan and Minnesota, diversified the company's regulatory and geographic risk due to the expansion of utility operations to multiple jurisdictions.

•
The September 2007 sale of PEP, Integrys Energy Group's oil and natural gas production subsidiary acquired in the merger with PEC.  The divesture of the oil and natural gas production business reduced Integrys Energy Group's business risk profile and provided funds to reduce debt.

•	The January 2007 sale of Niagara for approximately $31 million. Niagara owned a 50-megawatt generation facility located in the Niagara Mohawk Frontier region in Niagara Falls, New York.

Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Oversight of the risk profile related to these financial instruments is monitored daily in each business unit consistent with the company's financial risk management policy.  Corporate oversight is provided through the Corporate Risk Management group, which reports through the Chief Financial Officer.

RESULTS OF OPERATIONS

First Quarter 2008 Compared with First Quarter 2007

Integrys Energy Group's Results (Millions, except share amounts)	2008	2007	Change

Income available for common shareholders	$135.8	$139.4	(2.6%)
Basic earnings per share	$1.77	$2.42	(26.9%)
Diluted earnings per share	$1.77	$2.41	(26.6%)

Average shares of common stock
Basic	76.6	57.5	33.2%
Diluted	76.8	57.8	32.9%

Integrys Energy Group recognized income available for common shareholders of $135.8 million ($1.77 diluted earnings per share) for the quarter ended March 31, 2008, compared with income available for common shareholders of $139.4 million ($2.41 diluted earnings per share) for the quarter ended March 31, 2007.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
For the quarter ended March 31, 2008, diluted earnings per share were impacted by a 19.0 million share (32.9%) increase in the weighted average number of outstanding shares of Integrys Energy Group common stock, compared with the same quarter in 2007.  Integrys Energy Group issued 31.9 million shares of common stock on February 21, 2007, in conjunction with the PEC merger.  Accordingly, these shares were considered outstanding for purposes of computing diluted earnings per share for the first quarter of 2008, but were only considered outstanding for that portion of the 2007 first quarter subsequent to the PEC merger.   Additional shares were also issued under the Integrys Energy Group Stock Investment Plan and certain stock-based employee benefit plans.

•
Regulated natural gas utility segment earnings increased $40.4 million (114.8%), from earnings of $35.2 million during the first quarter of 2007, to earnings of $75.6 million for the same quarter in 2008.  Higher earnings at the regulated natural gas utility segment were primarily due to the following:

-
Natural gas utility earnings at PGL increased $30.3 million, from earnings of $5.3 million for the quarter ended March 31, 2007, to earnings of $35.6 million for the quarter ended March 31, 2008.  In addition, natural gas utility earnings at NSG increased $3.5 million, from earnings of $2.1 million for the quarter ended March 31, 2007, to earnings of $5.6 million for the quarter ended March 31, 2008.  The increase in earnings at both of these natural gas utilities was primarily due to the fact that they were not acquired until February 21, 2007.  PGL was also positively impacted by a 2008 annual rate increase of $71.2 million, which was effective February 14, 2008, and both PGL and NSG experienced colder than normal weather conditions in the first quarter of 2008.

-
Natural gas utility earnings at WPSC increased $6.1 million, from earnings of $15.9 million for the first quarter of 2007, to earnings of $22.0 million for the same quarter in 2008, driven by a higher quarter-over-quarter margin.  WPSC's natural gas margin increased $6.4 million ($3.8 million after-tax).  Natural gas throughput volumes were up 9.7% quarter-over-quarter, primarily related to colder weather during the first quarter 2008 heating season, compared with the same quarter in 2007.  The colder quarter-over-quarter weather conditions contributed $4.3 million ($2.6 million after-tax) to the increase in WPSC's natural gas earnings.  Also contributing positively to quarter-over-quarter natural gas utility earnings, WPSC had the full benefit of the 2007 retail natural gas rate increase for WPSC's natural gas customers in Wisconsin, which was effective January 12, 2007.

•
Regulated electric utility segment earnings decreased $9.7 million (58.8%), from earnings of $16.5 million for the quarter ended March 31, 2007, to earnings of $6.8 million for the same quarter in 2008.  The quarter-over-quarter change in earnings at the regulated electric segment was driven primarily by a $15.0 million ($9.0 million after-tax) decrease in operating income at WPSC's electric utility, resulting primarily from the following:

-
Fuel and purchased power costs at WPSC were approximately $19 million ($11.4 million after-tax) higher than what was recovered in rates during the quarter ended March 31, 2008, compared with fuel and purchased power costs that were approximately $3 million ($1.8 million after-tax) less than what was recovered in rates during the same period in 2007, which drove a $13.2 million after-tax decrease in earnings quarter-over-quarter.  In the first quarter of 2008, these higher than anticipated costs were driven by the delayed in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and higher natural gas costs.  As a result of the higher than anticipated energy costs in 2008, the PSCW approved a rate increase effective March 22, 2008, subject to refund, which should allow WPSC to recover the majority of these unrecovered fuel costs over the remaining three quarters of 2008.  Because Wisconsin's current fuel rules only allow for prospective recovery, beginning with the effective date of the new rate order, it is anticipated that approximately $4 million of the $19 million of first quarter 2008 higher electric fuel and purchased power costs will not be recovered.

-
Partially offsetting the higher than anticipated fuel and purchased power costs, electric maintenance expenses decreased $4.2 million ($2.5 million after-tax), driven primarily by significant planned outages in the first quarter of 2007 at the Weston 2 power plant and the De Pere Energy Center.

-
External costs incurred to achieve synergy savings at WPSC decreased $2.7 million ($1.6 million after-tax), from $4.2 million ($2.5 million after-tax) during the first quarter of 2007, to $1.5 million $(0.9 million after-tax) during the first quarter of 2008.

-
A 6.2% increase in electric sales volumes also positively impacted WPSC's quarter-over-quarter electric utility earnings.  The increase in electric sales volumes was driven by a cold 2008 first quarter, as evidenced by an 11.3% increase in heating degree days compared with the same quarter in 2007.  The cold weather conditions experienced during the first quarter 2008 heating season had an approximate $1.2 million after-tax positive quarter-over-quarter impact on WPSC's electric utility earnings.

•
Integrys Energy Services' earnings decreased $28.1 million (35.3%), from earnings of $79.7 million for the quarter ended March 31, 2007, to earnings of $51.6 million for the same quarter in 2008, due to the following:

-
Integrys Energy Services' natural gas margins decreased $33.1 million ($19.9 million after-tax), driven by a $37.1 million ($22.3 million after-tax) increase in mark-to-market losses, partially offset by a $4.0 million ($2.4 million after-tax) increase in realized gains.

-
Mark-to-market losses increased from $1.9 million ($1.1 million after-tax) in the first quarter of 2007, to $39.0 million ($23.4 million after-tax) in the first quarter of 2008.  Period-by-period variability in the margin contributed by Integrys Energy Services' retail and wholesale natural gas operations is expected due to differences in the timing of gains and losses recognized on derivative and non-derivative contracts, as required by generally accepted accounting principles.

-
Realized natural gas margins increased from $38.7 million ($23.2 million after-tax) in the first quarter of 2007, to $42.7 million ($25.6 million after-tax) in the first quarter of 2008, driven by an increase in the quarter-over-quarter margin contributed by the nonregulated retail and wholesale natural gas marketing operations of PEC, as these operations were included in Integrys Energy Services results during the entire 2008 first quarter, but only for a portion of the 2007 first quarter.

-
Integrys Energy Services recognized $19.0 million of after-tax earnings from its investment in a synthetic fuel production facility in the first quarter of 2007. Section 29/45K of the Internal Revenue Code, which provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007, driving an approximate $19 million after-tax decrease in Integrys Energy Services' earnings in the first quarter of 2008, compared with the first quarter of 2007.

-
Integrys Energy Services recognized a $14.8 million after-tax gain on the sale of WPS Niagara Generation, LLC.  The gain on the sale of this facility was recorded as a component of discontinued operations in the first quarter of 2007.

-
Integrys Energy Services' earnings were also negatively impacted by an $8.6 million ($5.2 million after-tax) increase in operating and maintenance expenses during the first quarter of 2008, compared with the first quarter of 2007.  Higher operating and maintenance expenses were driven by higher payroll, benefit costs, and consulting fees, driven primarily by the acquisition of the nonregulated operations of PEC on February 21, 2007.

-
Partially offsetting the decreases above, Integrys Energy Services recognized a combined $56.2 million ($33.7 million after-tax) increase in retail and wholesale electric margins, related primarily to the following:

-
Integrys Energy Services recognized $99.0 million ($59.4 million after-tax) of mark-to-market gains on derivative contracts in the first quarter of 2008, compared with $57.2 million ($34.3 million after-tax) of mark-to-market gains during the same period in 2007.  Period-by-period variability in the margin contributed by Integrys Energy Services' retail and wholesale electric operations is expected due to differences in the timing of gains and losses recognized on derivative and non-derivative contracts, as required by generally accepted accounting principles.

-
Realized retail electric margins increased by $19.1 million ($11.5 million after-tax), from a $1.8 million ($1.1 million after-tax) negative margin in the first quarter of 2007, to a $17.3 million ($10.4 million) positive margin in the first quarter of 2008, driven by the addition of new customers in Illinois as a result of the Peoples Energy merger and the expiration of certain regulatory provisions, and customer additions in New England.

•
Financial results at the Holding Company and Other segment improved $1.8 million, from breakeven during the quarter ended March 31, 2007, to earnings of $1.8 million for the quarter ended March 31, 2008.  See "Holding Company and Other Segment Operations," for more information.

•
In connection with the PEC merger on February 21, 2007, Integrys Energy Group announced its intent to divest of PEP, which was sold in the third quarter of 2007.  During the quarter ended March 31, 2007, PEP recognized earnings of $8.2 million as a component of discontinued operations.

Utility Operations

In the first quarter of 2008, utility operations included the regulated electric segment, consisting of the regulated electric operations of WPSC and UPPCO, and the regulated natural gas utility segment, consisting of the natural gas operations of WPSC, PGL, NSG, MGUC, and MERC.  The natural gas operations of WPSC, MGUC, and MERC were included for the entire quarter ended March 31, 2007, and 2008, while the natural gas operations of PGL and NSG were included in results of operations beginning February 22, 2007, and for the entire quarter ended March 31, 2008.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended March 31,		% Increase
(Millions, except heating degree days)	2008	2007	(Decrease)

Revenues	$1,260.5	$681.8	84.9%
Purchased natural gas costs	938.8	509.9	84.1%
Margins	321.7	171.9	87.1%

Operating and maintenance expense	155.6	75.9	105.0%
Depreciation and amortization expense	25.4	16.7	52.1%
Taxes other than income	8.9	6.6	34.8%
Operating income	$131.8	$72.7	81.3%

Throughput in therms
Residential	842.8	437.7	92.6%
Commercial and industrial	268.5	177.1	51.6%
Interruptible	23.2	23.7	(2.1)%
Interdepartmental	9.4	5.0	88.0%
Transport	669.3	371.2	80.3%
Total sales in therms	1,813.2	1,014.7	78.7%

Weather *
WPSC heating degree days	3,955	3,552	11.3%
MGUC heating degree days	3,300	3,141	5.1%
MERC
Northern territory heating degree days	4,822	4,441	8.6%
Southern territory heating degree days	4,235	3,827	10.7%
* Weather information for PGL and NSG is not shown as the information is not comparable to prior year since the companies were not part of Integrys Energy Group prior to February 21, 2007.

Revenue

Regulated natural gas utility segment revenue increased $578.7 million, driven by the following:

•
PGL and NSG generated $776.4 million of natural gas utility revenue and contributed approximately 1 billion therms of natural gas throughput volumes in the first quarter of 2008, compared with $254.0 million of natural gas utility revenue and approximately 314 million therms of natural gas throughput volumes in the first quarter of 2007.  The increase in revenue at both of these natural gas utilities was driven primarily by the fact that they were not acquired until February 21, 2007.  It is also important to note that PGL was positively impacted by a 2008 annual rate increase of $71.2 million, which was effective February 14, 2008.  Both PGL and NSG also experienced colder than normal weather conditions in the first quarter of 2008, which had a positive impact on revenue.

•	WPSC's natural gas utility revenue increased $29.9 million, from $190.8 million in the first quarter of 2007, to $220.7 million in the first quarter of 2008, driven by the following:

•
A 9.7% increase in natural gas throughput volumes.  The increase in natural gas throughput volumes was driven by a 7.1% increase in residential volumes and an 11.2% increase in commercial and industrial volumes.  The increase in sales volumes to residential and commercial and industrial customers was driven by colder weather conditions during the first quarter heating season, evidenced by an 11.3% quarter-over-quarter increase in the number of heating degree days.

•
The per-unit cost of natural gas increased 6.3% in the first quarter of 2008, compared with the same quarter in 2007.  Increases in natural gas commodity costs are passed directly through to customers in rates.

•
The 2007 retail natural gas rate increase was not effective until January 12, 2007.  WPSC received the benefit of the rate increase for the entire first quarter of 2008, whereas the 2007 rate increase did not benefit 2007 natural gas utility results until its January 12, 2007 effective date.

•
MERC's natural gas utility revenue increased $16.2 million, from $136.5 million in the first quarter of 2007, to $152.7 million in the first quarter of 2008.  MGUC's natural gas utility revenue increased $10.2 million, from $100.5 million in the first quarter of 2007, to $110.7 million in the first quarter of 2008.  The quarter-over-quarter increase in natural gas utility revenue at these utilities was primarily due to higher per-unit natural gas costs, and an increase in natural gas sales volumes driven by colder quarter-over-quarter weather conditions.  Increases in natural gas commodity costs are charged directly through to customers in rates.

Margin

The regulated natural gas utility segment margin increased $149.8 million, driven by the following:

•
The combined margin at PGL and NSG increased $142.8 million, from $68.6 million in the first quarter of 2007, to $211.4 million in the first quarter of 2008.  The increase in the margin at both of these natural gas utilities was driven by the fact that they were not acquired until February 21, 2007.  Therefore, their operations for the entire first quarter 2008 heating season were included in the first quarter 2008 natural gas utility margin; however, only operations from the acquisition date through March 31, 2007 were included in the first quarter 2007 natural gas utility margin.  Due to the seasonal nature of natural gas utilities, higher margins are generally derived during the heating season (first and fourth quarters).  As discussed above, a rate increase for PGL that was effective in the first quarter of 2008, and colder than normal weather conditions experienced by both PGL and NSG in the first quarter of 2008, also favorably impacted margins.

•
WPSC's natural gas margin increased $6.4 million, from $55.0 million in the first quarter of 2007 to $61.4 million in the first quarter of 2008.  As discussed in more detail above, the increase in WPSC's natural gas margin was driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers driven by colder weather conditions, which had an approximate $4 million positive quarter-over-quarter impact on WPSC's natural gas margin.  The delay in the effective date of the 2007 rate increase, as discussed above, had an estimated $1 million favorable impact on WPSC's natural gas margin in the first quarter of 2008, compared with the same quarter in 2007.

•
The quarter-over-quarter margin increase at MGUC and MERC was not significant (totaling $0.6 million).  The positive impact of colder quarter-over-quarter weather conditions at both MGUC and MERC was partially offset by general economic conditions that worsened quarter-over-quarter and, as a result, drove an increase in customer conservation efforts.

Operating Income

Operating income increased $59.1 million, driven by the $149.8 million increase in the regulated natural gas utility margin, offset by a $90.7 million increase in operating expenses.

•	The increase in operating expenses was primarily related to the following:

	•	Combined operating expenses at PGL and NSG increased $92.7 million, from $48.6 million in the first quarter of 2007 to $141.3 million in the first quarter of 2008. The increase in operating expenses at PGL and NSG is primarily due to the fact that the natural gas operations of both of these businesses were first included in results of operations beginning February 22, 2007, compared with these operations contributing a full quarter of operating expenses during the first quarter of 2008.

	•	Operating expenses related to WPSC's natural gas operations decreased $1.4 million quarter-over-quarter, due primarily to a decrease in customer service costs, resulting from merger synergies.

Regulated Electric Segment Operations

	Three Months Ended March 31,		% Increase
(Millions, except heating degree days)	2008	2007	(Decrease)

Revenues	$329.2	$299.2	10.0%
Fuel and purchased power costs	185.4	150.3	23.4%
Margins	143.8	148.9	(3.4)%

Operating and maintenance expense	97.1	83.9	15.7%
Depreciation, amortization and decommissioning expense	18.8	20.2	(6.9)%
Taxes other than income	11.1	10.9	1.8%
Operating income	$16.8	$33.9	(50.4)%

Sales in kilowatt-hours
Residential	850.1	838.6	1.4%
Commercial and industrial	2,178.8	2,103.2	3.6%
Wholesale	1,130.5	981.7	15.2%
Other	13.0	12.0	8.3%
Total sales in kilowatt-hours	4,172.4	3,935.5	6.0%

Weather – WPSC
Heating degree days	3,955	3,552	11.3%

Revenue

Regulated electric revenue increased $30.0 million, driven by the following:

•
Per the PSCW's order approving the PEC merger, WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009.  However, WPSC was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The PSCW issued a final rate order effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase that reflected changes in these costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.

•
A 6.0% increase in electric sales volumes, including a 1.4% increase in sales volumes to residential customers, a 3.6% increase in sales volumes to commercial and industrial customers, and a 15.2% increase in sales volumes to wholesale customers, also contributed to the increase in electric utility revenue.  The increase in sales volumes to residential and commercial and industrial customers was driven by a colder first quarter in 2008, as evidenced by an 11.3% increase in heating degree days compared with the same quarter in 2007.  A portion of WPSC's electric load is heating related.  Wholesale sales volumes increased primarily due to increased demand from existing customers.

•
Positively impacting quarter-over-quarter electric utility revenue, WPSC had the full benefit of the 2007 retail electric rate increase for WPSC's electric customers in Wisconsin, which was effective January 12, 2007.

Margin

The regulated electric margin decreased $5.1 million, driven by the following:

•	A $4.5 million decrease in electric margin at WPSC.

·
Fuel and purchased power costs at WPSC were approximately $19 million higher than what was recovered in rates during the three months ended March 31, 2008, compared with fuel and purchased power costs that were approximately $3 million less than what was recovered in rates during the same period in 2007, which drove a $22 million quarter-over-quarter decrease in margin.  In the first quarter of 2008, these higher than anticipated costs were driven by the delayed in-service date of Weston 4, increased coal and coal transportation costs, and increased natural gas costs.  As a result of the higher than anticipated energy costs, the PSCW approved a rate increase effective March 22, 2008, subject to refund, which should allow WPSC to recover the majority of these unrecovered fuel costs over the remaining three quarters of 2008.

·
Partially offsetting the decrease in margin related to unrecovered fuel and purchased power costs, the quarter-over-quarter change in margin was positively impacted by a $16.2 million non-fuel rate adjustment related to a $13.5 million partial refund to Wisconsin retail customers in the first quarter of 2007 of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund as well as for recovery of certain MISO Day 2 costs in 2008.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.  WPSC completed the refund of proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail customers in 2007.

·
WPSC's quarter-over-quarter margin was also positively impacted by the 2007 and 2008 retail electric rate increases, as well as higher electric sales volumes to residential, commercial and industrial, and wholesale customers (all of which are discussed above).  The colder weather conditions experienced during the first quarter 2008 heating season had an approximate $2 million positive quarter-over-quarter impact on WPSC's electric margin.

Operating Income

Operating income decreased $17.1 million, driven by an $11.3 million increase in operating and maintenance expenses at WPSC and the $5.1 million decrease in margin discussed above.

•	The $11.3 million increase in operating and maintenance expenses at WPSC was driven by the following:

·
Operating expenses increased $13.5 million quarter-over-quarter, related to the partial amortization in the first quarter of 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.  Pursuant to regulatory accounting, the 2007 decrease in operating and maintenance expense related to the partial amortization of the regulatory liability was offset by a corresponding decrease in 2007 margin and, therefore, did not have an impact on earnings.

·	Regulated electric transmission expenses increased $2.6 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

·
Regulated electric maintenance expenses at WPSC decreased $4.2 million, primarily due to major planned outages at the Weston 2 generation station and the De Pere Energy Center in the first quarter of 2007, compared with fewer plant outages in the first quarter of 2008.

·
External costs to achieve merger synergies decreased $2.7 million, from $4.2 million in the first quarter of 2007, to $1.5 million in the first quarter of 2008.  This decrease was primarily because in the first quarter of 2007, all external costs to achieve incurred from July 2006 through March 2007 were reallocated from the Holding Company and Other segment (where they had been initially recorded) to the other reportable segments, which are the beneficiaries of the synergy savings resulting from the costs to achieve.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial and wholesale customers in developed competitive markets in the United States and Canada.

Integrys Energy Services' Segment Results of Operations

	Three Months Ended March 31,		% Increase
(Millions, except natural gas sales volumes)	2008	2007	(Decrease)

Revenues	$2,414.1	$1,775.4	36.0%
Cost of fuel, natural gas, and purchased power	2,283.3	1,666.7	37.0%
Margins	$130.8	$108.7	20.3%
Margin Detail
Electric and other margins	$127.1	$71.9	76.8%
Natural gas margins	$3.7	$36.8	(89.9%)

Operating and maintenance expense	$40.2	$31.6	27.2%
Depreciation and amortization	3.5	2.8	25.0%
Taxes other than income taxes	2.7	2.7	-%
Operating Income	$84.4	$71.6	17.9%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	40,540.0	26,070.7	55.5%
Retail electric sales volumes in kilowatt-hours	3,978.7	2,487.0	60.0%
Wholesale natural gas sales volumes in billion cubic feet	143.3	112.3	27.6%
Retail natural gas sales volumes in billion cubic feet	108.1	111.9	(3.4)%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	1,047.7	715.4	46.5%
Retail electric sales volumes in kilowatt-hours *	3,952.7	2,439.4	62.0%
Wholesale natural gas sales volumes in billion cubic feet *	128.1	97.9	30.8%
Retail natural gas sales volumes in billion cubic feet *	107.6	91.5	17.6%
* Represents gross physical volumes.

Revenue

●
Quarter-over-quarter revenues increased $638.7 million, primarily resulting from higher energy prices and increased sales volumes (generally as a result of the addition of the nonregulated energy operations of PEC in February 2007).

Margins

Integrys Energy Services' margins increased $22.1 million during the first quarter of 2008, compared with the first quarter of 2007.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions and, prior to January 1, 2008, the settlement of the derivative instruments used to protect the value of Section 29/45K federal tax credits.

(Millions except natural gas sales volumes)	Increase (Decrease) in Margin for the Quarter Ended March 31, 2008 Compared with Quarter Ended March 31, 2007

Electric and other margins
Realized gains on structured origination contracts	$1.1
Realized retail electric margin	19.1
All other wholesale electric operations (1)	23.6

Other significant items:
Oil option activity	(1.0)
Retail mark-to-market activity(1)	12.4
Net increase in electric and other margins	55.2

Natural gas margins
Realized natural gas margins	4.0

Other significant items:
Mass market supply options	(0.6)
Spot to forward differential	3.2
Other mark-to-market activity(1)	(39.7)
Net decrease in natural gas margins	(33.1)

Net increase in Integrys Energy Services' margin	$22.1

(1)	Combined, these items include a total of $11.5 million of gains resulting from the adoption of SFAS No. 157 in the first quarter of 2008. See Note 18, "Fair Value," for more information.

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $55.2 million in the first quarter 2008, compared with the first quarter 2007.  The first quarter 2008 electric and other margins included the negative impact of $1.6 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with a $2.9 million negative impact in the first quarter of 2007.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $1.1 million, from $4.4 million in the first quarter 2007 to $5.5 million in the first quarter 2008.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, municipalities, and regulated utilities.  The increase was primarily due to continued growth in existing markets in the Midwest and Northeastern United States, as well as expansion into markets in the Western United States.

Realized retail electric margin

The realized retail electric margin increased $19.1 million from a $1.8 million negative margin in the first quarter 2007 to a $17.3 million positive margin in the first quarter 2008.  The change was primarily due to:

●
A $14.9 million increase related to operations in Illinois, driven by the acquisition of nonregulated operations associated with the PEC merger in February 2007, and the addition of customers as a result of certain Illinois regulatory provisions expiring in 2006 that effectively opened up market opportunities for nonregulated energy suppliers in Illinois in the first quarter of 2007.

●	A $2.5 million increase related to operations in the New England region as Integrys Energy Services continued to add customers as a result of an increased sales focus in this region.

All other wholesale electric operations

As part of its trading activities, Integrys Energy Services seeks to generate profits from the price volatility of electricity by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets where Integrys Energy Services has market expertise, under risk management policies set by management and approved by Integrys Energy Group's Board of Directors.  Integrys Energy Services also seeks to reduce market price risk and extract additional value from its generation and energy contract portfolios through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).  Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies and trading activities is expected due to changing market conditions and differences in the timing of gains and losses recognized on derivative and non-derivative contracts, as required by generally accepted accounting principles.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, has allowed Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.  For more information on VaR, see "Item 3, Quantitative and Qualitative Disclosures about Market Risk."

Integrys Energy Services' margin from all other wholesale electric operations increased $23.6 million in the first quarter of 2008, compared with the same period in 2007, mostly due to an increase in net unrealized gains resulting from the impact of significant price increases on derivative supply contracts utilized to optimize the value of Integrys Energy Services' merchant generation fleet and energy contract portfolios.  The offsetting non-derivative contracts do not qualify for mark-to-market treatment, which causes a timing mismatch that will reverse by the time the related contracts settle.  Proprietary trading volumes also picked up in the first quarter of 2008, compared with the same period in 2007, as electric price volatility increased. In addition, the 2007 restructuring of trading operations has allowed Integrys Energy Services to more effectively serve its existing wholesale customers and add new customers by providing better diversification of trading talent, market expertise, and product offerings.

Oil option activity

Oil option activity drove a $1.0 million decrease in electric and other margins in the first quarter 2008, compared with the first quarter 2007.  Mark-to-market gains on oil options were $1.0 million in the first quarter of 2007.  The oil options, which were used to protect the value of Section 29/45K tax credits, were settled at the end of 2007, as the legislation that provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007.

Retail mark-to-market activity

Earnings volatility from this activity results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer sales contracts, which are not considered derivative instruments.  These non-cash gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  As a result, Integrys Energy Services generally experiences mark-to-market losses on supply contracts in periods of declining wholesale prices and mark-to-market gains in periods of increasing wholesale prices.

Results from retail mark-to-market activity increased $12.4 million, from $41.2 million of unrealized gains in the first quarter of 2007, to $53.6 million of unrealized gains in the first quarter of 2008.  In addition to the increased volume of customer supply contracts in the first quarter of 2008, electric prices also experienced a larger increase from January 1, 2008 to March 31, 2008, compared with the rise in electric prices that occurred from January 1, 2007 to March 31, 2007.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $33.1 million in the first quarter of 2008, compared with the first quarter of 2007.  The first quarter 2008 natural gas margins included the negative impact of $8.0 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with a $0.7 million negative impact related to purchase accounting adjustments in the first quarter of 2007.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Realized natural gas margins

Realized natural gas margins increased $4.0 million, from $38.7 million in 2007 to $42.7 million in 2008.  The margin from Illinois retail natural gas operations increased $2.8 million, driven by margin contributed by the nonregulated retail natural gas marketing operations acquired in the PEC merger.  The remaining increase in realized natural gas margins was driven by the nonregulated wholesale natural gas marketing operations added with the PEC merger.

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

In the first quarter of 2008, options utilized to manage supply costs for mass market customers drove a $0.6 million decrease in Integrys Energy Services' natural gas margin.  These options had a $1.7 million positive impact on margin in 2008, compared with a $2.3 million positive impact on margin in 2007.

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

The natural gas storage cycle had a $3.2 million positive quarter-over-quarter impact on natural gas margins.  For the first quarter of 2008, the natural gas storage cycle had a $4.2 million positive impact on margin, compared with a $1.0 million positive impact on margin for the same quarter in 2007.  At March 31, 2008, the market value of natural gas in storage was $1.4 million less than the market value of future sales contracts (net unrealized loss) related to the 2007/2008 natural gas storage cycle.  This $1.4 million difference is expected to vary with market conditions and will reverse entirely and have a positive impact on margin when all of the natural gas is withdrawn from storage.

Other mark-to-market activity

Other mark-to-market activity primarily relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts, as well as contracts utilized to mitigate market price risk related to certain natural gas storage contracts.   Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments).  Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

Derivative instruments not previously discussed drove a $39.7 million decrease in the natural gas margins as mark-to-market losses on these instruments were $44.9 million in the first quarter of 2008, compared with mark-to-market losses of $5.2 million for the first quarter of 2007.

Operating Income

Operating income at Integrys Energy Services increased $12.8 million, driven by the $22.1 million increase in margin discussed above, partially offset by an $8.6 million increase in operating and maintenance expense.  The increase in operating and maintenance expense was driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services (the most significant of which related to the integration of PEC's nonregulated operations into Integrys Energy Services).

Holding Company and Other Segment Operations

Financial results at the Holding Company and Other segment improved $1.8 million during the quarter ended March 31, 2008, from breakeven results for the same period in 2007.  The change in financial results was driven by the following:

•
A $3.6 million ($2.2 million after-tax) decrease in interest expense occurred as a result of the repayment of short-term borrowings used for working capital requirements at Integrys Energy Group.  A portion of the proceeds received from the sale of PEP in September 2007 were used to pay down the short-term debt.

•
A $2.9 million increase in pre-tax earnings ($1.7 million after-tax) from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $14.7 million of pre-tax equity earnings from ATC during the first quarter of 2008, compared with $11.8 million for the same period in 2007.

•
After-tax earnings of $1.1 million at IBS in the first quarter of 2008, related to its allowed return on capital.  Operations at IBS, our wholly owned service company, did not commence until January 1, 2008.

•
A $1.3 million ($0.8 million after-tax) increase in interest income recognized related to the transmission facilities WPSC funded on ATC's behalf.  WPSC was reimbursed for these transmission facilities by ATC in April 2008.

•
Partially offsetting these increases was a $7.8 million ($4.7 million after-tax) increase in operating and maintenance expenses compared with the first quarter of 2007 related to the reallocation of external costs to achieve merger synergies incurred from July 2006 through March 2007.  This increase was primarily because in March 2007 all external costs to achieve were reallocated from the Holding Company and Other segment (where they were initially recorded) to the other reportable segments, which will ultimately be the beneficiaries of the synergy savings resulting from the costs to achieve.  This had the impact of lowering operating expenses at the Holding Company and Other segment in the first quarter of 2007.

Summary of External Costs to Achieve

Below is a table depicting the pre-tax impact that external costs to achieve had on each reportable segment of Integrys Energy Group during the three months ended March 31, 2008, compared with the same period in 2007.  Note that external costs to achieve incurred at the holding company from July 2006 through March 31, 2007 were reallocated down to the segment level in the first quarter of 2007.

	Pre-tax Impact (Income)/Expense
Reportable Segment (millions)	2008	2007
Electric utility	$1.6	$4.8
Natural gas utility	0.6	2.0
Integrys Energy Services	1.1	2.0
Holding company and other	-	(7.8)
Total	$3.3	$1.0

Other Expense
	Three Months Ended March 31,		% Increase
(Millions)	2008	2007	(Decrease)

Miscellaneous income	$18.1	$12.3	47.2%
Interest expense	(37.9)	(36.4)	4.1%
Minority interest	-	0.1	-
Other expense	$(19.8)	$(24.0)	(17.5)%

Miscellaneous Income

The $5.8 million increase in miscellaneous income was primarily driven by the following:

•	A $2.9 million increase in pre-tax equity earnings from Integrys Energy Group's approximate 34% ownership interest in ATC.

•
A $3.7 million decrease in pre-tax losses recognized for the quarter ended March 31, 2008, compared with the same quarter in 2007, related to Integrys Energy Services' previous investment in a synthetic fuel facility.  As of December 31, 2007, the synthetic fuel facility was shut down as the legislation that made Section 29/45K federal tax credits available as a result of the production and sale of synthetic fuel expired effective December 31, 2007, making continued operation of this facility uneconomical.

•	A $1.3 million increase in interest income recognized related to the transmission facilities WPSC funded on ATC's behalf. WPSC was reimbursed for these transmission facilities by ATC in April 2008.

•
A $1.6 million decrease in foreign currency gains at Integrys Energy Services' Canadian subsidiaries partially offset the increases in miscellaneous income described above.  These transactions are substantially hedged from an economic perspective, resulting in no significant impact on income available for common shareholders.

Interest Expense

Interest expense increased $1.5 million as a result of:

•
Combined interest expense at PGL and NSG increased $5.1 million, from $3.4 million in the first quarter of 2007 to $8.5 million in the first quarter of 2008.  The increase in interest expense at PGL and NSG is primarily due to the fact that both of these businesses contributed interest expense for only a partial period in the first quarter 2007, compared with contributing a full quarter of interest expense in the same period in 2008.

•
Partially offsetting the increase was less interest paid on short-term borrowings.  A portion of the proceeds from the sale of PEP in September 2007 was used to reduce outstanding commercial paper borrowings.

Provision for Income Taxes

	Three Months Ended March 31,
	2008	2007

Effective Tax Rate	36.4%	26.3%

Section 29/45K of the Internal Revenue Code that made tax credits available from the production and sale of synthetic fuel expired effective December 31, 2007, driving the increase in the effective tax rate for the first quarter of 2008, compared with the first quarter of 2007.  In the first quarter of 2007, our ownership in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K tax credits totaling $20.6 million.

Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, decreased $23.0 million in the first quarter of 2008, compared with the first quarter of 2007.

•	In September 2007, Integrys Energy Group completed the sale of PEP. During the quarter ended March 31, 2007, $8.2 million of income from discontinued operations was recognized related to PEP.

•
During the first quarter of 2007, Niagara Generation, LLC recognized after-tax income of $14.8 million, due to the $14.8 million after-tax gain recorded in discontinued operations related to the sale of this facility in January 2007.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations."

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control.  In addition, our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies.  Currently, we believe our credit ratings are among the best in the energy industry.

Operating Cash Flows

During the three months ended March 31, 2008, net cash provided by operating activities was $488.8 million, compared with $315.6 million for the same period in 2007.  This increase was primarily due to taking more natural gas out of storage in the first quarter of 2008, compared to the same quarter in 2007.  PGL and NSG generated more cash from the increased use of natural gas in storage for customer usage in the first quarter of 2008, compared to the first quarter of 2007, primarily as a result of the fact that PGL's and NSG’s operations were included in Integrys Energy Group's financial results for the entire first quarter 2008 heating season.  Additionally, the relationship between natural gas spot and forward prices in the first quarter of 2008 was such that it was economical for Integrys Energy Services to use a higher percentage of natural gas in storage to serve its customer load the first quarter of 2008, compared to the first quarter of 2007.

Investing Cash Flows

Net cash used for investing activities was $90.9 million during the three months ended March 31, 2008, compared with $68.7 million during the same period in 2007.  The change in net cash used for investing activities was primarily driven by the liquidation of $22.0 million of restricted funds withdrawn from an escrow account, which were used for the payment of the outstanding principal balance of first mortgage bonds in the first quarter 2007.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (millions)	2008	2007

Electric utility	$31.5	$38.8
Natural gas utility	30.0	12.6
Integrys Energy Services	4.5	1.1
Holding company and other	2.9	5.1
Integrys Energy Group consolidated	$68.9	$57.6

The decrease in capital expenditures at the electric utility for the three months ended March 31, 2008, compared with the same period in 2007, was mainly due to a period-over-period decrease in capital expenditures associated with the construction of Weston 4.  Weston 4 was deemed in service for accounting purposes in April 2008.  The increase in capital expenditures at the natural gas utility segment for the three months ended March 31, 2008, compared with the same period in 2007, was primarily due to an increase in capital expenditures at PGL and NSG due to the fact that they were not acquired until February 21, 2007, as well as construction of a natural gas lateral infrastructure that will connect WPSC’s natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $341.3 million during the three months ended March 31, 2008, compared with $231.3 million for the same period in 2007.  The $110.0 million change was driven by an increase in cash used for the repayment of short-term debt borrowings in the first quarter of 2008 (made possible by the increase in cash provided by operating activities), partially offset by the $22.0 million payment of the outstanding principal balance of first mortgage bonds in the first quarter of 2007.

Significant Financing Activities

Dividends paid increased during the three months ended March 31, 2008, over that paid for the same period in 2007, primarily as a result of the PEC merger.  Integrys Energy Group issued 31.9 million shares of common stock in conjunction with the PEC merger.  Integrys Energy Group’s quarterly common stock dividend increased in February 2008, from 66 cents per share to 67 cents per share.

Integrys Energy Group had outstanding commercial paper borrowings of $116.8 million and $589.8 million at March 31, 2008, and 2007, respectively.  Integrys Energy Group had other outstanding short-term debt of $10.0 million as of March 31, 2008, and $110.0 million as of March 31, 2007.

Prior to January 1, 2008, Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and under certain stock-based employee benefit and compensation plans.  As a result of the plans, equity increased $11.9 million for the three months ended March 31, 2007.  Effective January 2008, Integrys Energy Group began purchasing shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and stock-based employee benefit plans.

In January 2007, WPSC used the proceeds from its $22.0 million 3.95% tax exempt senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds which originally matured in 2013.

Credit Ratings

The current credit ratings for Integrys Energy Group, WPSC, PEC, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Corporate credit rating Senior unsecured debt Commercial paper Credit facility Junior subordinated notes	A- BBB+ A-2 n/a BBB	n/a A3 P-2 A3 Baa1
WPSC Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A A+ A+ BBB+ A-2 n/a	A1 Aa3 Aa3 A3 P-1 A1
PEC Issuer credit rating Senior unsecured debt	A- BBB+	n/a A3
PGL Issuer credit rating Senior secured debt Commercial paper	A- A- A-2	n/a A1 P-1
NSG Issuer credit rating Senior secured debt	A- A	n/a A1

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  None of the credit ratings for the issuers listed above, except WPSC’s senior secured debt rating, changed since Integrys Energy Group filed its 2007 Annual Report on Form 10-K.

On March 13, 2008, Standard and Poor’s raised the senior secured debt rating for WPSC one notch from A to A+.  The new rating was a result of a review and changes made to the collateral coverage requirements Standard and Poor’s uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

Discontinued Operations

Net cash provided by discontinued operations was $18.5 million in the three months ended March 31, 2007, primarily related to the proceeds received from the sale of Niagara in the first quarter of 2007.  For the quarter ended March 31, 2008, there were no discontinued operations.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries, as of March 31, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011-2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$3,542.7	$97.4	$516.8	$908.0	$2,020.5
Operating lease obligations	42.2	6.6	13.5	12.5	9.6
Commodity purchase obligations(2)	7,756.2	3,428.0	2,610.5	866.5	851.2
Purchase orders(3)	543.6	530.9	9.1	2.5	1.1
Other(4)	365.3	72.2	65.5	40.0	187.6
Total contractual cash obligations	$12,250.0	$4,135.1	$3,215.4	$1,829.5	$3,070.0

(1)
Represents bonds issued, notes issued, and loans made to Integrys Energy Group and its subsidiaries. Integrys Energy Group records all principal obligations on the balance sheet. For purposes of this table, it is assumed that the interest rates on variable rate debt will remain in effect until the debt matures.

(2)
Energy supply contracts at Integrys Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers.  The utility subsidiaries expect to recover the costs of their contracts in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Mainly represents expected pension and postretirement benefit funding obligations.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $707.1 million at March 31, 2008, as the amount and timing of payments are uncertain.  See Note 12, "Commitments and Contingencies."  Also, the table does not reflect any payments for the March 31, 2008, liability for uncertain tax positions.  See Note 11, "Income Taxes."

Capital Requirements

Estimated construction expenditures by company for the three-year period 2008 through 2010 are as follows:

(Millions)
WPSC
Wind generation projects	$249.0
Environmental projects	235.9
Electric and natural gas distribution projects	215.5
Natural gas laterals to connect to Guardian II pipeline	65.4
Weston 4 (1)	33.2
Other projects	139.6

UPPCO
Electric distribution projects and repairs and safety measures at hydroelectric facilities	79.3

MGUC
Natural gas pipe distribution system and underground natural gas storage facilities	21.9

MERC
Natural gas pipe distribution system	49.5

PGL
Natural gas pipe distribution system and underground natural gas storage facilities (2)	391.0

NSG
Natural gas pipe distribution system	30.5

Integrys Energy Services
Miscellaneous projects and landfill natural gas project	41.2

IBS
Corporate services infrastructure projects	80.3
Total capital expenditures	$1,632.3

(1)
As of March 31, 2008, WPSC has incurred a total cost of approximately $527 million related to its ownership interest in the project.  WPSC has incurred approximately $100 million related to the construction of the transmission facilities required to support Weston 4.  ATC reimbursed WPSC for these transmission facilities and related carrying costs in April 2008.  The Weston 4 power plant was deemed in service for accounting purposes in April 2008.

(2)
Includes approximately $40 million of expenditures related to the accelerated replacement of cast iron mains at PGL.  The expenditures were initially included in a request for recovery in a rider to PGL's rate case; however, the ICC rejected the rider.  The company is investigating alternative recovery options.  See Note 19, "Regulatory  Environment," for more information on the PGL rate case.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $49 million in 2008 and 2009.  No additional capital contributions are expected in 2010.

Capital Resources

As of March 31, 2008, Integrys Energy Group and each of its subsidiaries were in compliance with all of their respective covenants under their lines of credit and other debt obligations.

For the period 2008 through 2010, Integrys Energy Group plans to use internally generated funds and debt and equity financings to fund capital requirements.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

See Note 8 "Short-Term Debt and Lines of Credit," for more information on our credit facilities and other short-term credit agreements.

Integrys Energy Group has the ability to publicly issue debt, equity, certain types of hybrid securities, and other financial instruments under an existing shelf registration statement.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.  Integrys Energy Group's Board of Directors has authorized the issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement, $300 million of which was used in December 2006 when Integrys Energy Group issued junior subordinated notes.

Other Future Considerations

Regulatory Matters and Rate Trends

To mitigate the volatility of electric fuel generation and purchased power costs in 2008 and beyond, WPSC is employing risk management techniques pursuant to its PSCW-approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

WPSC believes it is probable that all regulatory assets recorded at March 31, 2008, will be collected from ratepayers.

Forecasting and monitoring of fuel costs have become extremely difficult for both the PSCW and WPSC.  These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices.  On February 1, 2007, the five utilities subject to the current Wisconsin fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1%, which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  On May 3, 2007, the PSCW directed staff to prepare a draft rule revision to PSCW Chapter 116 fuel rules incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  The PSCW staff circulated a draft rule to that effect and the parties have commented on the draft rule.  On March 7, 2008, the PSCW directed staff to prepare and submit for commission consideration a proposed rule and notice of hearing for PSCW Chapter 116.  After the hearing, the PSCW will need to agree on a proposed rule that will then be forwarded to the legislature for review and promulgation.

For a discussion of regulatory filings and decisions, see Note 19, "Regulatory Environment."

Industry Restructuring

-Illinois-

Integrys Energy Services markets natural gas to small commercial and industrial customers in Illinois.  Legislation has been circulating in the Illinois legislature that could have a significant detrimental effect on Integrys Energy Services' ability to compete in this market.  Integrys Energy Services and other supporters of competition are actively participating in the regulatory process in an attempt to keep markets open.  Since the ultimate outcome is unknown at this time, Integrys Energy Services cannot determine the complete impact that this legislation may have on its business.  Annual gross margin from the impacted customer base was approximately $6 million in 2007.

-Maine-

Integrys Energy Services continues to serve retail customers in both northern and southern Maine through direct customer contracts and Standard Offer Service for a number of utilities.  Integrys Energy Services has negotiated a settlement with the Maine Public Utilities Commission which allows for rate recovery for market rule changes as part of the bidding conditions for the utility Standard Offer Service.  The new rate structure was implemented on April 9, 2008.

Most of the legislative activity in process promotes new generation investment with an emphasis on renewable resources.  There is currently 900 megawatts of new generation potential in northern Maine.   Transmission investment will be required to meet the development of this generation.  The topics of discussion over the next 12 months will include transmission investment and market impacts on wholesale and retail prices.  Integrys Energy Services will be involved in these proceedings as necessary.

New Renewable Portfolio Standard requirements are in effect for the state of Maine.  The new standard will require Competitive Electric Providers (CEP) to obtain 10% of new renewable generation by 2017.  As an active CEP in Maine, Integrys Energy Services is working to meet this requirement.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes a new method of receiving pre-construction approval for significant generating plant additions as opposed to the alternative method of seeking approval for recovery of costs after building a generation plant.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been introduced, though none have been enacted at this time.

Midwest Independent Transmission System Operator

WPSC, UPPCO, and Integrys Energy Services are members of the MISO, which operates a financial and physical electric wholesale market in the Midwest.  The market pricing is based on a locational marginal pricing system.  MISO participants offer their generation and bid their customer load into the market on a day ahead hourly basis.  This results in net receipts from, or net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and provides bi-weekly settlement statements.  These disputable settlements have an adjustment period based on the subsequent data which may require billing adjustments resulting in increases or decreases to the net MISO receipt or obligation.  For WPSC and UPPCO, it is anticipated that the MISO billing adjustments will, for the most part, flow through to customers by the state rate process.

MARKET PRICE RISK MANAGEMENT ACTIVITIES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of Integrys Energy Services.  Integrys Energy Services' marketing and trading operations manage electricity and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments.  Derivative instruments are utilized in these operations.

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Condensed Consolidated Balance Sheets, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges) or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the three months ended March 31, 2008.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2007(1)	$(0.2)	$89.5	$42.8	$132.1
Less: Contracts realized or settled during period(2)	(0.2)	41.6	(2.2)	39.2
Plus: Changes in fair value of contracts in existence at March 31, 2008(3)	-	(62.7)	125.5	62.8
Fair value of contracts at March 31, 2008(1)	$-	$(14.8)	$170.5	$155.7

(1)	Reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2)	Includes the value of contracts in existence at December 31, 2007, that were no longer included in the net mark-to-market assets as of March 31, 2008.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2007, and contracts that were entered into subsequent to December 31, 2007, which are included in Integrys Energy Services' portfolio at March 31, 2008, as well as gains and losses at the inception of contracts.

There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these offsetting positions are not reflected in the table above.

The table below shows Integrys Energy Services' risk management instruments categorized by fair value hierarchy levels and by maturity.  For more information on the fair value hierarchy, see Note 18, "Fair Value."

Integrys Energy Services Risk Management Contract Aging at Fair Value As of March 31, 2008 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Level 1	$(26.6)	$2.3	$0.8	$(0.1)	$(23.6)
Level 2	28.7	53.3	6.0	8.5	96.5
Level 3	49.2	32.7	0.2	0.7	82.8
Total fair value	$51.3	$88.3	$7.0	$9.1	$155.7

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes.  We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007, are still current and that there have been no significant changes, except as follows:

 Risk Management Activities

In conjunction with the implementation of SFAS No. 157, "Fair Value Measurements," on January 1, 2008, Integrys Energy Group categorized its fair value measurements into three levels within a fair value hierarchy.  See Note 18, "Fair Value," for more information.

Integrys Energy Group has based its valuations on observable inputs whenever possible.  However, the valuation of certain derivative instruments requires the use of internally developed valuation techniques and/or significant unobservable inputs.  These valuations require a significant amount of management judgment and are classified as Level 3 measurements.  The majority of Integrys Energy Group's Level 3 measurements relate to risk management activities. Of the total risk management assets on Integrys Energy Group's Condensed Consolidated Balance Sheets, $501.1 million (21.6%) utilized Level 3 measurements.  Of the total risk management liabilities, $417.8 million (19.9%) utilized Level 3 measurements.  Integrys Energy Group believes these valuations represent the fair values of these instruments as of the reporting date; however, the actual amounts realized upon settlement of these instruments could vary materially from the reported amounts due to movements in market prices and changes in the liquidity of certain markets.  There were no significant changes in the valuation techniques used by Integrys Energy Group to value its risk management instruments during the three months ended March 31, 2008.

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

Interest Rate Risk

Due mainly to decreases in commercial paper borrowings, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at March 31, 2008, a hypothetical increase in market interest rates of 100 basis points in 2008 would increase annual interest expense by $3.1 million.  Comparatively, based on the variable rate debt outstanding at March 31, 2007, an increase in interest rates of 100 basis points would have increased interest expense in 2007 by $8.8 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group’s exposure to the change.

Commodity Price Risk

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of certain of its exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level.  For further explanation of our VaR calculation, see the 2007 Annual Report on Form 10-K.

The VaR for Integrys Energy Services' trading portfolio is presented in the following table:

	March	March
(Millions)	2008	2007

95% confidence level, one-day holding period	$0.9	$1.2
Average for 12 months ended	1.1	1.2
High for 12 months ended	1.3	1.5
Low for 12 months ended	0.9	0.9

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in the 2007 Annual Report on Form 10-K.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Integrys Energy Group management, with the participation of Integrys Energy Group's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Integrys Energy Group's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, as of the date of such evaluation, Integrys Energy Group's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to Integrys Energy Group (including its consolidated subsidiaries) as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

Integrys Energy Group considers the merger with PEC material to the results of its operations, cash flows and financial position from the date of the acquisition through March 31, 2008, and believes that the internal controls and procedures of PEC have a material effect on its internal control over financial reporting.  Integrys Energy Group continues to integrate the internal controls and procedures of PEC with its internal controls over financial reporting.  As of January 1, 2008, changes made as a result of the merger which have had a material effect or are reasonably likely to materially affect Integrys Energy Group’s internal control over financial reporting were:

•
The completed conversion of PEC’s legacy systems related to accounting, finance, purchasing, inventory, and accounts payable to those systems used by Integrys Energy Group and its subsidiaries prior to the merger, and

•
Formation of IBS, a wholly owned service company, which provides centralized support services and consistent allocation of costs throughout Integrys Energy Group and its subsidiaries.  As a result, the internal controls related to the new cost allocation methodology changed in the first quarter.

Integrys Energy Group has expanded its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include PEC.

There were no other changes in the Integrys Energy Group internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 12 - "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Labor Contracts

Union employees at PGL are represented by Local 18007 of the Utility Workers Union of America. The collective bargaining agreement with PGL union employees expired on April 30, 2008.  The Company and the union reached agreement on a new 5-year collective bargaining agreement effective May 1, 2008.

Local 2285 of the International Brotherhood of Electrical Workers AFL-CIO represents union employees at NSG. The current collective bargaining agreement expires on June 30, 2008.  Negotiations are currently under way on a new collective bargaining agreement.

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in the 2007 Annual Report on Form 10-K for Integrys Energy Group filed on February 28, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.	Exhibits

The following documents are attached as exhibits:

	12	Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

	32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: May 7, 2008	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group