Form 10-Q
period 2008-06-30
INTEGRYS ENERGY GROUP, INC.
filed 2008-08-07
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common stock, $1 par value, 76,423,497 shares outstanding at August 6, 2008

______________________________________________________________________________
______________________________________________________________________________

Signature	77

EXHIBIT INDEX

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

Forward-Looking Statements

In this report, Integrys Energy Group and its subsidiaries make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although Integrys Energy Group and its subsidiaries believe that these forward-looking statements and the underlying assumptions are reasonable, they cannot provide assurance that such statements will prove correct.  Except to the extent required by the federal securities laws, Integrys Energy Group and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations, forward-looking statements included or incorporated in this report include, but are not limited to, statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

●	Unexpected costs and/or unexpected liabilities related to the PEC merger;
●	Integrys Energy Group may be unable to achieve the forecasted synergies in connection with the PEC merger, or it may take longer or cost more than expected to achieve these synergies;
●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group’s regulated businesses;
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

●	Resolution of audits or other tax disputes with the IRS and various state, local, and Canadian revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which our subsidiaries operate;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand in the United States and Canada;
●	Potential business strategies, including mergers, acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The impacts of changing financial market conditions, credit ratings, and interest rates on our liquidity and financing efforts;
●	The risks associated with changing commodity prices (particularly natural gas and electricity), including counterparty credit risk and the impact on general market liquidity;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrant from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except per share data)	2008	2007	2008	2007

Nonregulated revenue	$2,601.1	$1,649.9	$5,013.4	$3,426.7
Utility revenue	816.1	711.8	2,393.0	1,681.6
Total revenues	3,417.2	2,361.7	7,406.4	5,108.3

Nonregulated cost of fuel, natural gas, and purchased power	2,544.8	1,650.9	4,829.3	3,314.6
Utility cost of fuel, natural gas, and purchased power	483.3	420.2	1,589.6	1,072.0
Operating and maintenance expense	251.8	251.9	538.4	438.6
Goodwill impairment loss	6.5	-	6.5	-
Depreciation and amortization expense	55.9	50.6	107.1	90.8
Taxes other than income taxes	21.8	22.0	47.7	43.1
Operating income (loss)	53.1	(33.9)	287.8	149.2

Miscellaneous income	22.7	21.6	40.8	33.9
Interest expense	(33.5)	(42.6)	(71.4)	(79.0)
Minority interest	-	-	-	0.1
Other expense	(10.8)	(21.0)	(30.6)	(45.0)

Income (loss) before taxes	42.3	(54.9)	257.2	104.2
Provision (benefit) for income taxes	17.5	(15.3)	95.8	26.6
Income (loss) from continuing operations	24.8	(39.6)	161.4	77.6

Discontinued operations, net of tax	0.1	24.0	0.1	47.0
Income (loss) before preferred stock dividends of subsidiary	24.9	(15.6)	161.5	124.6

Preferred stock dividends of subsidiary	0.8	0.8	1.6	1.6
Income (loss) available for common shareholders	$24.1	$(16.4)	$159.9	$123.0

Average shares of common stock
Basic	76.6	76.0	76.6	66.8
Diluted	76.9	76.0	76.9	67.1

Earnings (loss) per common share (basic)
Income (loss) from continuing operations	$0.31	$(0.53)	$2.09	$1.14
Discontinued operations, net of tax	-	$0.31	-	$0.70
Earnings (loss) per common share (basic)	$0.31	$(0.22)	$2.09	$1.84

Earnings (loss) per common share (diluted)
Income (loss) from continuing operations	$0.31	$(0.53)	$2.08	$1.13
Discontinued operations, net of tax	-	$0.31	-	$0.70
Earnings (loss) per common share (diluted)	$0.31	$(0.22)	$2.08	$1.83

Dividends per common share declared	$0.670	$0.660	$1.340	$1.243

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$46.0	$41.2
Accounts receivable - net of reserves of $63.9 and $51.3, respectively	1,565.7	1,405.3
Accrued unbilled revenues	264.2	464.7
Inventories	1,017.3	663.4
Assets from risk management activities	3,447.6	840.7
Regulatory assets	166.7	141.7
Other current assets	163.0	169.3
Current assets	6,670.5	3,726.3

Property, plant, and equipment, net of accumulated depreciation of $2,653.0 and $2,602.2,
respectively	4,538.6	4,463.8
Regulatory assets	1,061.5	1,102.3
Assets from risk management activities	1,357.7	459.3
Goodwill	944.4	948.3
Pension assets	101.0	101.4
Other	453.9	433.0
Total assets	$15,127.6	$11,234.4

Liabilities and Shareholders' Equity
Short-term debt	$260.5	$468.2
Current portion of long-term debt	5.0	55.2
Accounts payable	1,789.6	1,331.8
Liabilities from risk management activities	3,279.0	813.5
Regulatory liabilities	180.6	77.9
Deferred income taxes	13.5	13.9
Temporary LIFO liquidation credit	98.8	-
Other current liabilities	485.0	487.7
Current liabilities	6,112.0	3,248.2

Long-term debt	2,258.6	2,265.1
Deferred income taxes	494.2	494.4
Deferred investment tax credits	37.4	38.3
Regulatory liabilities	318.2	292.4
Environmental remediation liabilities	695.3	705.6
Pension and postretirement benefit obligations	254.8	247.9
Liabilities from risk management activities	1,245.1	372.0
Asset retirement obligations	143.6	140.2
Other	226.4	143.4
Long-term liabilities	5,673.6	4,699.3

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	3,290.9	3,235.8
Total liabilities and shareholders' equity	$15,127.6	$11,234.4

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2008	2007
Operating Activities
Income before preferred stock dividends of subsidiary	$161.5	$124.6
Adjustments to reconcile income before preferred stock dividends of subsidiary to net cash provided by operating activities
Discontinued operations, net of tax	(0.1)	(47.0)
Goodwill impairment loss	6.5	-
Depreciation and amortization expense	107.1	90.8
Recovery of MISO Day 2 expenses	9.4	2.9
Refund of non-qualified decommissioning trust	(0.3)	(27.3)
Recoveries and refunds of other regulatory assets and liabilities	26.0	23.0
Amortization of nonregulated customer contract intangibles	10.1	15.1
Net unrealized gains on nonregulated energy contracts	(45.9)	(6.7)
Pension and postretirement expense	24.5	35.4
Pension and postretirement funding	(10.5)	(4.4)
Deferred income taxes and investment tax credit	6.4	18.2
Gains due to settlement of contracts pursuant to the merger with PEC	-	(4.0)
Loss on sale of property, plant and equipment	2.1	-
Equity income, net of dividends	(5.8)	1.6
Other	(28.6)	(22.0)
Changes in working capital
Receivables, net	(44.5)	548.5
Inventories	(294.3)	(57.2)
Other current assets	16.3	62.6
Accounts payable	475.7	(249.0)
Temporary LIFO liquidation credit	98.8	(85.6)
Other current liabilities	(79.0)	(68.9)
Net cash provided by operating activities	435.4	350.6

Investing Activities
Capital expenditures	(198.5)	(155.0)
Proceeds from the sale of property, plant and equipment	-	2.3
Purchase of equity investments and other acquisitions	(17.5)	(34.9)
Cash paid for transaction costs pursuant to the merger with PEC	-	(13.8)
Acquisition of natural gas operations in Michigan and Minnesota	-	1.7
Cash paid for the transmission interconnection	(17.4)	(23.9)
Restricted cash for repayment of long-term debt	-	22.0
Proceeds received from the transmission interconnection	99.7	-
Other	1.8	6.4
Net cash used for investing activities	(131.9)	(195.2)

Financing Activities
Short-term debt, net	(207.7)	(66.3)
Gas loans, net	68.9	(7.5)
Repayment of long-term debt	(54.6)	(25.0)
Payment of dividends
Preferred stock	(1.6)	(1.6)
Common stock	(101.9)	(76.9)
Issuance of common stock	-	25.2
Other	(1.8)	2.1
Net cash used for financing activities	(298.7)	(150.0)

Change in cash and cash equivalents - continuing operations	4.8	5.4
Change in cash and cash equivalents - discontinued operations
Net cash provided by operating activities	-	40.1
Net cash used for investing activities	-	(37.0)
Change in cash and cash equivalents	4.8	8.5
Cash and cash equivalents at beginning of period	41.2	23.2
Cash and cash equivalents at end of period	$46.0	$31.7

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

Dispositions

PEP's results of operations and cash flows were recorded as discontinued operations for the three and six months ended June 30, 2007.  The sale of PEP was completed in September 2007.  Refer to Note 4, "Discontinued Operations," for more information.

WPS Niagara Generation, LLC's (Niagara) results of operations and cash flows were classified as discontinued operations in the first quarter of 2007.  The sale of Niagara was completed in January 2007.  Refer to Note 4, "Discontinued Operations," for more information.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2008	2007
Cash paid for interest	$69.0	$56.8
Cash paid for income taxes	$91.3	$18.9

Significant non-cash transactions were:

	Six Months Ended June 30
(Millions)	2008	2007
Weston 4 construction costs funded through accounts payable	$20.2	$29.3
Equity issued for net assets acquired in PEC merger	-	1,559.3
Transaction costs related to the PEC merger funded through other current liabilities	-	0.3
Realized gain on settlement of contracts due to PEC merger	-	4.0

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of June 30, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Utility Segments
Commodity contracts	$631.0	$8.2	$478.4	$30.4
Financial transmission rights	20.6	13.4	11.3	4.4
Cash flow hedges – commoditycontracts	2.4	-	-	0.3
Nonregulated Segments
Non-hedge derivatives	4,074.3	1,241.4	3,891.2	1,125.7
Fair value hedges
Commodity contracts	-	7.4	38.0	2.0
Interest rate swaps	0.4	-	0.3	0.3
Cash flow hedges
Commodity contracts	76.6	29.6	101.1	18.3
Interest rate swaps	-	-	3.8	4.1
Total	$4,805.3	$1,300.0	$4,524.1	$1,185.5
Balance Sheet Presentation
Current	$3,447.6	$840.7	$3,279.0	$813.5
Long-term	1,357.7	459.3	1,245.1	372.0
Total	$4,805.3	$1,300.0	$4,524.1	$1,185.5

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  Integrys Energy Group elected not to net these items in its Condensed Consolidated Balance Sheets.  The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	June 30, 2008	December 31, 2007
Cash collateral provided to others	$14.6	$23.5
Cash collateral received from others	183.9	49.1

On the Condensed Consolidated Balance Sheets, the cash collateral provided to others is reflected in Accounts receivable, and the cash collateral received from others is reflected in Other current liabilities.

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

Integrys Energy Group's nonregulated segments also enter into commodity derivative contracts that are designated as either fair value or cash flow hedges.  Integrys Energy Services uses fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended June 30, 2008, and 2007.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was a pre-tax loss of $2.8 million for the six months ended June 30, 2008, and was not significant for the six months ended June 30, 2007.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was not significant during the three months ended June 30, 2008, and was a pre-tax gain of $2.1 million during the three months ended June 30, 2007.  The amount excluded was a pre-tax gain of $4.3 million during the six months ended June 30, 2008, and was a pre-tax gain of $3.1 million during the six months ended June 30, 2007.

Commodity contracts that are designated as cash flow hedges extend through January 2013, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax loss of $2.2 million during the three months ended June 30, 2008, and was not significant during the three months ended June 30, 2007.  The cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income related to commodity contracts was a pre-tax loss of $3.5 million during the six months ended June 30, 2008, and was a pre-tax loss of $5.9 million during the six months ended June 30, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur.  The amount reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was a pre-tax loss of $3.0 million during the three months ended June 30, 2008, and was not significant during the three months ended June 30, 2007.  The amount reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was a pre-tax loss of

$2.9 million during the six months ended June 30, 2008, and was not significant during the six months ended June 30, 2007.  In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax gain of $30.6 million will be recognized in earnings as the hedged transactions occur.  We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

NOTE 4--DISCONTINUED OPERATIONS

PEP

In September 2007, Integrys Energy Group completed the sale of PEP, its oil and natural gas production subsidiary acquired in the merger with PEC, for $869.2 million, net of certain post-closing adjustments.

Components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to PEP were:

(Millions)	Three Months Ended June 30, 2007	February 22, 2007 through June 30, 2007

Nonregulated revenue	$52.6	$70.8

Operating and maintenance expense	12.0	16.0
Taxes other than income taxes	2.2	3.7

Income before taxes	38.4	51.1
Provision for income taxes	14.4	18.9
Discontinued operations, net of tax	$24.0	$32.2

It is Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  PEP had no external debt obligations.

Niagara

In January 2007, Integrys Energy Services completed the sale of Niagara for approximately $31 million.  This facility was a merchant generation facility and sold power on a wholesale basis when market conditions were economically favorable.  The gain recorded in 2007 was $24.6 million ($14.8 million after-tax) and was included as a component of discontinued operations.

During the three and six months ended June 30, 2008, Integrys Energy Services recorded $0.1 million of discontinued operations in operating and maintenance expenses related to amortization of an environmental indemnification guarantee included as part of the sale agreement.

Components of discontinued operations recorded in the Condensed Consolidated Statements of Income related to Niagara for the six months ended June 30, 2007 were:

(Millions)	Six Months Ended June 30, 2007

Nonregulated revenue	$1.5

Nonregulated cost of fuel, natural gas, and purchased power	1.0
Operating and maintenance expense	0.5
Gain on Niagara sale	(24.6)

Income before taxes	24.6
Provision for income taxes	9.8

Discontinued operations, net of tax	$14.8

No interest expense was allocated to discontinued operations as Niagara had no external debt obligations.

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

PEC Merger

The PEC merger was completed on February 21, 2007.  The merger was accounted for under the purchase method of accounting, with Integrys Energy Group as the acquirer.  In the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The total purchase price was approximately $1.6 billion.  The results of operations attributable to PEC are included in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008, and for the period from February 22, 2007, through June 30, 2007.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed.  The excess of the purchase price over the estimated fair values of the tangible net assets acquired was allocated to identifiable intangible assets, with the remainder allocated to goodwill.  Adjustments made to the purchase price allocation and goodwill in 2008, which were not significant, related to income taxes.

Summary of External Costs to Achieve PEC Merger Synergies

The table below reports the pre-tax external costs to achieve merger synergies reflected in operating expenses for each reportable segment of Integrys Energy Group during the three and six months ended June 30, 2008, and 2007.  Note that external costs to achieve merger synergies incurred at the holding company from July 2006 through March 2007 were reallocated down to the segment level in the first quarter of 2007.

	Three Months Ended June 30		Six Months Ended June 30
Reportable Segment (millions)	2008	2007	2008	2007
Electric utility	$2.1	$0.8	$3.7	$5.6
Natural gas utility	0.7	0.4	1.3	2.4
Integrys Energy Services	1.2	1.2	2.3	3.2
Holding company and other	-	-	-	(7.8)
Total	$4.0	$2.4	$7.3	$3.4

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan was implemented, which included a process to eliminate duplicative positions within Integrys Energy Group.  Costs associated with the merger-related involuntary termination of employees at PEC (the acquired company) were recognized as a liability assumed in the merger and included in the purchase price allocation.  The following table summarizes the activity related to these specific costs for the three and six months ended June 30, 2008.  These costs were not significant for the period February 22, 2007, through June 30, 2007.

(Millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Accrued employee severance costs at beginning of period	$0.8	$1.3
Cash payments	(0.6)	(1.1)
Accrued employee severance costs at end of period	$0.2	$0.2

Costs related to the involuntary termination of the acquirer's employees are expensed following the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  Costs associated with the relocation or voluntary terminations of employees are expensed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."  These costs are shown in the table below.

	Three Months Ended June 30		Six Months Ended	February 22, 2007 through
(Millions)	2008	2007	June 30, 2008	June 30, 2007
Accrued employee severance costs at beginning of period	$3.5	$4.6	$4.8	$4.6
Severance expense recorded	1.7	0.5	2.2	0.5
Cash payments	(0.9)	(0.1)	(2.7)	(0.1)
Accrued employee severance costs at end of period	$4.3	$5.0	$4.3	$5.0

Supplemental Pro Forma information

The following table shows pro forma results of operations for Integrys Energy Group for the six months ended June 30, 2007, as if the acquisition of PEC had been completed at January 1, 2007.  Pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results would have been had the acquisition actually occurred on January 1, 2007.

Millions, except per share amounts)	Pro Forma for the Six Months Ended June 30, 2007
Total revenues	$5,813.6
Income from continuing operations	$107.7
Income available for common shareholders	$155.1
Basic earnings per share – continuing operations	$1.40
Basic earnings per share	$2.04
Diluted earnings per share – continuing operations	$1.38
Diluted earnings per share	$2.02

NOTE 6-- NATURAL GAS IN STORAGE

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  Due to seasonal natural gas requirements, PGL and NSG expect interim reductions in LlFO layers to be replenished by year end.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had the following changes to the carrying amount of goodwill for the six months ended June 30, 2008:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Goodwill recorded at December 31, 2007	$936.8	$11.5	$948.3
Adjustments to PEC purchase price allocation related to income taxes	2.7	(0.1)	2.6
Impairment loss *	(6.5)	-	(6.5)
Goodwill recorded at June 30, 2008	$933.0	$11.4	$944.4

*
A goodwill impairment loss in the amount of $6.5 million, after-tax, was recognized for NSG in the second quarter of 2008.  On at least an annual basis, Integrys Energy Group is required by generally accepted accounting principles to test goodwill for impairment at each of its reporting units.  Reporting units at Integrys Energy Group that have a goodwill balance and are subject to these impairment tests, include PGL, NSG, MGUC, MERC, WPSC's natural gas utility, and Integrys Energy Services.  These reporting units were recorded at their approximate fair market values at the date of acquisition.  Since the acquisitions of PGL, NSG, MGUC, and MERC all occurred within the last few years, even a slight decline in fair value can result in a potential impairment loss.  In order to identify a potential impairment, the estimated fair value of a reporting unit is compared with its carrying amount, including goodwill.  A present value technique was utilized to estimate the fair value of NSG at April 1, 2008.  The goodwill impairment recognized for NSG was due to a decline in the estimated fair value of NSG, caused primarily by a decrease in forecasted results as compared to the forecast at the time of the acquisition.  Worsening economic factors also contributed to the decline in fair value.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets as listed below.

(Millions)	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer-related(1)	$32.6	$(11.7)	$20.9	$32.6	$(9.3)	$23.3
Natural gas and electric contract assets(2), (3)	60.1	(47.9)	12.2	60.1	(34.1)	26.0
Natural gas and electric contract liabilities(2), (4)	(33.6)	16.8	(16.8)	(33.6)	13.1	(20.5)
Emission allowances(5)	2.3	(0.1)	2.2	2.4	(0.2)	2.2
Other	7.0	(2.5)	4.5	3.8	(1.2)	2.6
Total	68.4	(45.4)	23.0	65.3	(31.7)	33.6

Unamortized intangible assets
Trade name(6)	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$73.6	$(45.4)	$28.2	$70.5	$(31.7)	$38.8

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

(3)
Consists of both short-term and long-term intangible assets related to customer contracts in the amount of $8.7 million and $3.5 million, respectively, which have a weighted-average amortization period of 1.1 years.

(4)
Consists of both short-term and long-term intangible liabilities related to customer contracts in the amount of $7.4 million and $9.4 million, respectively, which have a weighted-average amortization period of 2.5 years.

(5)	Emission allowances do not have a contractual term or expiration date.

(6)	Represents the fair value of the MGUC trade name acquired from Aquila.

Aggregate intangible asset amortization expense for all intangibles, excluding natural gas and electric contracts, which are discussed below, for the three months ended June 30, 2008, and 2007, was $2.3 million and $1.4 million, respectively.  Aggregate intangible asset amortization expense for all intangibles, excluding natural gas and electric contracts, which are discussed below, for the six months ended June 30, 2008, and 2007, was $3.7 million and $2.4 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For six months ending December 31, 2008	$2.7
For year ending December 31, 2009	4.3
For year ending December 31, 2010	3.7
For year ending December 31, 2011	3.1
For year ending December 31, 2012	2.1

The effect of purchase accounting related to natural gas and electric contracts is recorded as a component of nonregulated cost of fuel, natural gas, and purchased power and is not included in the table above.  Amortization of these contracts for the three months ended June 30, 2008, and 2007, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $4.9 million and $8.4 million, respectively.  Amortization of these contracts for the six months ended June 30, 2008, and 2007, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $10.1 million and $15.1 million, respectively.

Amortization of these contracts for the next five fiscal years is estimated to be:

(Millions)
For six months ending December 31, 2008	$3.2
For year ending December 31, 2009	(2.9	)*
For year ending December 31, 2010	(2.7	)*
For year ending December 31, 2011	(2.0	)*
For year ending December 31, 2012	(0.3	)*

*  Amortization of these contracts is anticipated to decrease nonregulated cost of fuel, natural gas, and purchased power.

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper backed by unsecured revolving credit facilities (discussed below), as well as short-term notes.

(Millions, except percentages)	June 30, 2008	December 31, 2007
Commercial paper outstanding	$105.9	$308.2
Average discount rate on outstanding commercial paper	2.97%2.97%	5.51%
Short-term notes payable outstanding	$154.6	$160.0
Average interest rate on short-term notes payable	2.48%	3.66%

The commercial paper at June 30, 2008, had varying maturity dates ranging from July 1, 2008, through July 3, 2008.

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt and lines of credit.

(Millions)	Maturity	June 30, 2008	December 31, 2007
Credit agreements and revolving notes
Revolving credit facility (Integrys Energy Group) (1)	06/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group) (1)	06/09/11	500.0	500.0
Revolving credit facility (WPSC)(2)	06/02/10	115.0	115.0
Revolving credit facility (PEC)(1) (4)	06/13/11	400.0	400.0
Revolving credit facility (PGL)(3)	07/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services)(4) (5)	04/08/09	175.0	150.0
Revolving short-term notes payable (WPSC)(6)	11/01/08	10.0	10.0
Uncommitted secured cross-exchange agreement (Integrys Energy Services) (7)	04/15/09	25.0	25.0
Total short-term credit capacity		$1,975.0	$1,950.0

Less:
Uncollateralized portion of gross margin credit agreement		19.0	10.8
Letters of credit issued inside credit facilities		393.2	138.9
Loans outstanding under credit agreements		154.6	160.0
Commercial paper outstanding		105.9	308.2
Accrued interest or original discount on outstanding commercial paper		-	0.5
Available capacity under existing agreements		$1,302.3	$1,331.6

(1)	Provides support for Integrys Energy Group commercial paper borrowing program.

(2)	Provides support for WPSC's commercial paper borrowing program.

(3)	Provides support for PGL's seasonal commercial paper borrowing program.

(4)	Borrowings under these agreements are guaranteed by Integrys Energy Group.

(5)	This facility matured in April 2008, at which time the available borrowing capacity under the facility was increased to $175.0 million and the maturity date was extended to April 8, 2009.

(6)	Facility is renewed every six months.

(7)	This facility matured in April 2008, at which time the facility was renewed and the maturity date was extended to April 15, 2009.

NOTE 9--LONG-TERM DEBT

(Millions)	June 30, 2008	December 31, 2007
WPSC	$747.1	$747.1
UPPCO	12.6	12.6
PEC	325.1	325.3
PGL(1) (2)	451.0	502.0
NSG	69.0	69.1
Integrys Energy Group	550.0	550.0
Unsecured term loan due 2010 – Integrys Energy Group	65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets	8.6	10.5
Integrys Energy Services' loan	0.1	0.1
Other term loan	27.0	27.0
Senior secured note (3)	-	1.7
Total	2,256.1	2,311.0
Unamortized discount and premium on bonds and debt	7.5	9.3
Total debt	2,263.6	2,320.3
Less current portion (2)	(5.0)	(55.2)
Total long-term debt	$2,258.6	$2,265.1

(1)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for the period beginning January 1, 2008, and ending June 30, 2008, was 5.005% for these bonds.  On April 17, 2008, PGL completed the purchase of $51.0 million of Illinois Development Finance Authority Series 2003D Bonds, due October 1, 2037, and backed by PGL Series PP bonds.  Upon repurchase, the Auction Rate Mode was converted from a 35-day mode to a weekly mode.  This transaction was treated as a repurchase of the Series PP bonds by PGL.  As a result, the liability related to the Series PP bonds was extinguished.  The Company intends to hold the bonds while it continues to monitor the tax-exempt market and assess potential remarketing or refinancing opportunities.

(2)
On February 1, 2008, the interest rate on the $50.0 million 3.05% Series LL first mortgage bonds at PGL, which support the Illinois Development Finance Authority Adjustable-Rate Gas Supply Refunding Revenue Bonds, Series 2003B, was established at a term rate through January 31, 2012 at 3.75%, adjustable after February 1, 2012.  These bonds were subject to a mandatory tender for purchase for remarketing on February 1, 2008, and, as a result, were presented in the current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2007.  These bonds were included as long-term debt in the June 30, 2008 Condensed Consolidated Balance Sheet.

(3)
On June 26, 2008, Upper Peninsula Building Development Corporation, a subsidiary of Integrys Energy Group, repaid the outstanding principal balance on its 9.25% senior secured note.  The note was secured by a first mortgage lien on a building they own and lease to UPPCO for use as their corporate headquarters.

NOTE 10--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of Integrys Energy Group through June 30, 2008.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2007	$139.5	$0.7	$140.2
Accretion	3.9	-	3.9
Other	-	(0.5)	(0.5)
Asset retirement obligations at June 30, 2008	$143.4	$0.2	$143.6

NOTE 11--INCOME TAXES

Integrys Energy Group’s effective tax rates for the three and six months ended June 30, 2008, were 41.4% and 37.2%, respectively.  The effective tax rates for the three and six months ended June 30, 2007, were 27.9% and 25.5%, respectively.  Integrys Energy Group calculates its provision for income taxes in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, our interim effective tax rate reflects our projected annual effective tax rate.  The effective tax rate for the three and six months ended June 30, 2008 differed from the federal tax rate of 35%, primarily due to state income taxes and the impact of certain permanent book to tax return differences.  The effective tax rate for the three and six months ended June 30, 2007, differed from the federal tax rate of 35%, primarily due to the effects of Section 29/45K federal tax credits related to Integrys Energy Services' ownership in a synthetic fuel production facility, and state income taxes.  Section 29/45K of the Internal Revenue Code, which provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007.

For the three months ended June 30, 2008, the liability for uncertain tax positions increased by $2.7 million.  For the six months ended June 30, 2008, the change in liability for uncertain tax positions was a decrease of $0.8 million.  These changes reflect the settlement and remeasurement of the obligations associated with uncertain tax positions as part of closing and settling examinations with the IRS and the State of Wisconsin during the second quarter of 2008.

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

The obligations described below are as of June 30, 2008.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $672.8 million, obligations of $1.2 billion for either capacity or energy related to purchased power that extend through 2016, and obligations for other commodities totaling $12.6 million, which extend through 2012.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1.1 billion, some of which extend through 2019.
●
Integrys Energy Services has obligations related to energy supply contracts that extend through 2018 and total $6.4 billion.  The majority of these obligations end by 2010, with obligations totaling $556.5 million extending beyond 2011.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $690.0 million, and relate to normal business operations as well as large construction projects.

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

Depending upon the results of the EPA's review of the information provided by WPSC and WP&L, the EPA may perform any of the following:

●	issue notices of violation (NOV) asserting that a violation of the Clean Air Act occurred,
●	seek additional information from WPSC, WP&L, and/or third parties who have information relating to the boilers, and/or
●	close out the investigation.

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

Weston 4 Air Permit

In November 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which is a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the "Weston 4 air permit").  In February 2006, the administrative law judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR (hereinafter referred to as the "March 28, 2007 permit language").

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPSC’s motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court, briefing is completed, and the parties will present oral arguments once scheduled by the court.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

Weston Operating Permits

In July 2005 and February 2006, NOVs were issued to WPSC by the WDNR alleging various violations of the operating permit requirements applicable to the then existing Weston facility.  Subsequently, by letter dated April 11, 2007, the WDNR referred the matters set forth in the NOVs to the Wisconsin Attorney General’s office.  The referral letter alleged that the Weston facility was not in compliance with the following provisions of the facility’s Title V operating permit:  (i) limitations on the sulfur content of the fuel oil stored at the Weston facility; (ii) the carbon monoxide and nitrogen oxide limits for certain of the facility’s combustion turbines; (iii) the particulate matter emission limits applicable to the coal handling equipment; (iv) opacity monitoring requirements; and (v) a requirement to conduct an elemental metals analysis.  WPSC has completed corrective measures to address the issues and settled the matter with the Wisconsin Attorney General's office.  The settlement included a penalty of $0.2 million and a commitment to fund $0.3 million of energy efficiency projects.

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

The State of Wisconsin has recently developed a revised draft rule to Chapter NR 446 that requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010 through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as Best Available Control Technology.  This rule has been approved by the state Natural Resources Board and is now under consideration by the state legislature.  WPSC estimates capital costs of approximately $25 million for phase one, which includes estimates for both wholly-owned and jointly-owned plants, to achieve the proposed reductions in the State's revised draft rule.  These costs may change based on the requirements of the final rule.  The capital costs are expected to be recovered in future rate cases.  In May 2008, a group of industry stakeholders filed suit, claiming that the WDNR’s mercury rulemaking process violates a state statute.  The court ruled against the challenge but a new suit is likely to be filed.

Following the promulgation of a federal mercury control and monitoring rule in 2005 by the EPA, the State of Wisconsin filed suit along with other states in opposition of the rule.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA’s appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), in 2005.  The rule was intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The Clean Air Interstate Rule required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  The rule allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, had completed the state legislative review and had been forwarded to the EPA for final review.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule and the associated Federal Implementation Plan.  The EPA, state regulatory agencies, and affected facilities are reviewing the impacts of the court decision.

Prior to this court decision, WPSC was evaluating a number of options, including using the cap and trade program and/or installing controls.  Since the court decision, the value of annual nitrogen oxide emission allowances that were to be utilized in the cap and trade program under the Clean Air Interstate Rule has decreased significantly.  WPSC does not currently own any annual nitrogen oxide emission allowances, however at the time of the court decision WPSC had entered into contracts for the purchase of a small amount of ozone seasonal nitrogen oxide emission allowances in 2009 through 2012 and was in the process of negotiating the purchase of annual nitrogen oxide emission allowances in 2009.  Whether WPSC ultimately acquires any annual nitrogen oxide emission allowances or not, WPSC does not expect any material impact as a result of the vacatur of the Clean Air Interstate Rule with respect to nitrogen oxide emission allowances.  For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are still required, WPSC estimates capital costs of $533 million, which includes estimates for both wholly-owned and jointly-owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

Integrys Energy Group's natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas, and as such, are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites, and as such, are being remediated, with costs charged to existing ratepayers at WPSC, MGUC, PGL, and NSG.  Nine of these sites have been transferred to the EPA Superfund Alternative Sites Program, and 11 sites have been transferred to the EPA’s Superfund Removal Program, with the intent of being transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for $695.3 million of future undiscounted investigation and cleanup costs as of June 30, 2008.  Integrys Energy Group recorded a regulatory asset of $736.1 million, net of insurance recoveries received of $53.1 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of June 30, 2008.

The natural gas utilities are coordinating the investigation and the cleanup of the manufactured gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels which NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plan has commenced.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

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

Construction has commenced in order to restore Silver Lake for power generation.  UPPCO continues to work with a board of consultants and the FERC to oversee the design and construction process.  It is anticipated that construction could be finished by the end of 2008, but completion depends largely on site conditions.

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

Pursuant to a 2006 settlement agreement related to fiscal year 2001-2004 natural gas costs, PEC agreed to make payments of up to $30.0 million toward the funding of conservation and weatherization programs for low and moderate income customers.  PGL and NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with these conservation programs.  At the date of the PEC merger, $25.0 million of that amount had not yet been paid, and was recorded as a preacquisition contingency.  As of June 30, 2008, $20.0 million remained unpaid, of which $5.0 million was included in other current liabilities, and $15.0 million was included in other long-term liabilities.  PGL and NSG also refunded certain amounts related to fiscal 2001 through 2004 natural gas costs, but those refunds had been completed prior to the PEC merger.

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

In the settlement agreement, PGL and NSG agreed to conduct internal and external audits of their natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit was performed by a consulting firm retained by the ICC.  The ICC staff filed the auditor’s report on April 10, 2008.  The report included 32 recommendations, most of which are for PGL and NSG to prepare various studies and analyses or implement changes to certain practices and procedures.  None of the recommendations quantified natural gas costs that the auditor believed should not be recovered by PGL and NSG.  PGL and NSG filed a response to the auditor’s report on June 30, 2008, in which they agreed to implement 25 of the recommendations.  The ICC staff may file a reply to PGL’s and NSG’s response.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings did not affect these cases, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers' natural gas charges.  The ICC staff and intervener witnesses recommended disallowances.  The majority of the recommended disallowances were for adjustments to the amount recorded as transportation customers’ bank (storage) natural gas liability balances.  For PGL, the ICC issued its order, which accepted the administrative law judges’ recommendations and ICC staff’s recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for PGL is $20.5 million.  For NSG, the ICC issued its order, which accepted the administrative law judges’ recommendations and ICC staff’s recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for NSG is $1.0 million.  On February 14, 2008, PGL and NSG filed for rehearing on one of the two bank (storage) gas liability issues.  The ICC denied rehearing on February 27, 2008, and PGL and NSG did not appeal this matter.  The customer refunds from the 2005 Gas Charge reconciliation cases have been accounted for as a preacquisition contingency.  Pursuant to the ICC orders, PGL and NSG refunded customers $22.6 million and $1.1 million, respectively, including interest, during the first half of 2008.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  PGL and NSG filed their direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated Gas Charge reconciliation cases for the period of October 2006 through December 2006 to cover the gap created by PGL and NSG's move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new cases with the fiscal 2006 cases, and the administrative law judge granted the motion in July 2007.  PGL's and NSG's direct testimony for the October through December 2006 period was filed on October 17, 2007.  On July 22, 2008, the ICC staff and intervenors (the AG, the Citizens Utility Board, and the City of Chicago, filing jointly) each filed testimony recommending disallowances for PGL and NSG for a bank gas liability adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation case.  In addition, the intervenors recommended a disallowance for PGL of $13.9 million associated with PGL’s provision of interstate hub services.  A hearing is set for December 11, 2008.  As of June 30, 2008, the amounts recorded as a liability related to the 2006 Gas Charge reconciliation cases were insignificant.

The ICC initiated the calendar year 2007 Gas Charge reconciliation cases on November 28, 2007.  PGL and NSG filed direct testimony on April 15, 2008.  A status hearing is scheduled for October 8, 2008.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek unspecified compensatory and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On December 20, 2006, the ICC entered an order approving a stipulation between the parties to this proceeding under which PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1.0 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with the city of Chicago to exchange information.  This order resolved only the ICC proceeding and did not constitute a release of any other potential actions outside of the ICC proceeding.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC staff, and PGL began the investigation process during the second quarter of 2007.  No findings or recommendations have yet been issued.

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

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  PGL and NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs' claim for declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed a second amended complaint with the Circuit Court.  PGL and NSG responded by filing a motion to dismiss on August 31, 2007.  This motion was granted on April 16, 2008, and this matter was dismissed.  The plaintiffs filed a motion for reconsideration of the dismissal, and this motion was denied on August 4, 2008.  The plaintiffs may now appeal the order and may still file individual complaints with the ICC, but Integrys Energy Group does not know if, or when, any such appeal or complaints will be filed.

NOTE 13--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group at June 30, 2008:

		Expiration
(Millions)	Total Amounts Committed at June 30, 2008	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries(1)	$2,132.7	$1,586.3	$417.0	$29.4	$100.0
Guarantees of subsidiary debt and revolving line of credit(2)	928.1	175.0	725.0	-	28.1
Standby letters of credit(3)	391.9	388.8	3.1	-	-
Surety bonds(4)	1.7	1.7	-	-	-
Other guarantees(5)	8.4	-	8.4	-	-
Total guarantees	$3,462.8	$2,151.8	$1,153.5	$29.4	$128.1

(1)
Consists of parental guarantees of $1,966.0 million to support the business operations of Integrys Energy Services, of which $5.0 million received specific authorization from Integrys Energy Group’s Board of Directors and was not subject to the guarantee limit discussed below; $75.3 million and $86.4 million, respectively, related to natural gas supply at MGUC and MERC, of an authorized $100.0 million and $150.0 million, respectively; and $5.0 million, of an authorized $125.0 million, to support business operations at PEC.  These guarantees are not reflected in the Condensed Consolidated Balance Sheets.

(2)
Consists of an agreement to fully and unconditionally guarantee PEC's $400.0 million revolving line of credit; an agreement to fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011; a $175.0 million credit agreement at Integrys Energy Services used to finance natural gas in storage and margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as for general corporate purposes; and $28.1 million of guarantees supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Services' parental guarantee limit discussed below.  Parental guarantees related to subsidiary debt and credit agreements outstanding are not included in the Condensed Consolidated Balance Sheets.

(3)
Comprised of $386.7 million issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at UPPCO, MGUC, and MERC.  These amounts are not reflected in the Condensed Consolidated Balance Sheets.

(4)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included in the Condensed Consolidated Balance Sheets.

(5)
Includes (1) a guarantee issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the Condensed Consolidated Balance Sheets, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The maximum exposure related to this guarantee was $3.7 million at June 30, 2008; (2) a liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of June 30, 2008, WPSC had paid $6.4 million to Dominion related to this guarantee, reducing the liability to $2.4 million; and (3) a $2.3 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification related to potential contamination from ash disposed from this facility.  A $0.1 million liability was recorded related to this indemnification at June 30, 2008.

Integrys Energy Group has provided total parental guarantees of $2,559.0 million on behalf of Integrys Energy Services.  Integrys Energy Group's exposure under these guarantees related to open transactions at June 30, 2008, was approximately $914 million.  At June 30, 2008, management was authorized to issue corporate guarantees up to an aggregate amount of $2.6 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts are subject to this limit:

(Millions)	June 30, 2008
Guarantees supporting commodity transactions of subsidiaries	$1,961.0
Guarantees of subsidiary debt	176.1
Standby letters of credit	384.2
Surety bonds	0.9
Total guarantees subject to $2.6 billion limit	$2,522.2

NOTE 14--EMPLOYEE BENEFIT PLANS

Integrys Energy Group and its subsidiaries have three non-contributory qualified retirement plans covering substantially all employees, as well as several unfunded nonqualified retirement plans.  In addition, Integrys Energy Group and its subsidiaries offer multiple postretirement benefit plans to employees.

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three and six months ended June 30, 2008, and 2007.  Costs related to the PEC benefit plans are included after the February 21, 2007 merger date.

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$8.8	$10.4	$19.2	$18.6	$3.6	$4.0	$7.8	$7.2
Interest cost	19.3	18.5	38.1	32.6	6.4	6.3	12.8	11.7
Expected return on plan assets	(25.1)	(22.1)	(50.4)	(38.0)	(4.5)	(4.4)	(9.2)	(8.5)
Amortization of transition obligation	-	-	-	-	-	0.4	0.1	0.7
Amortization of prior service cost (credit)	1.3	1.9	2.5	3.4	(0.9)	(0.5)	(1.9)	(1.1)
Amortization of net actuarial loss (gain)	-	4.0	0.4	7.2	(0.3)	0.8	(0.1)	1.6
Amortization of merger-related regulatory adjustment	1.5	-	4.1	-	0.3	-	1.1	-
Net periodic benefit cost	$5.8	$12.7	$13.9	$23.8	$4.6	$6.6	$10.6	$11.6

Transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost are included in accumulated other comprehensive income for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities, pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  All amounts amortized for merger-related regulatory adjustments are from regulatory assets, as these relate to the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2008, $10.5 million of contributions were made to the pension benefit plans and no contributions were made to the other postretirement benefit plans.  Integrys Energy Group expects to contribute $14.3 and $7.3 to its pension and other postretirement benefit plans, respectively, during the remainder of 2008.

NOTE 15--STOCK-BASED COMPENSATION

Stock Options

The fair value of stock option awards granted in February 2008 was estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using its 10-year historical volatility.  The following table shows the weighted-average fair value along with the assumptions incorporated into the valuation model:

February 2008 Grant
Weighted-average fair value	$4.52
Expected term	7 years
Risk-free interest rate	3.40%
Expected dividend yield	5.00%
Expected volatility	17%

Total pre-tax compensation cost recognized for stock options during the three and six months ended June 30, 2008, and 2007, was insignificant.  As of June 30, 2008, $3.0 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 3.1 years.

A summary of stock option activity for the six months ended June 30, 2008, and information related to outstanding and exercisable stock options at June 30, 2008, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2007	2,215,999	$47.81
Granted	684,404	48.36
Exercised	38,475	46.01		$0.2
Forfeited	112,393	51.29		0.2
Outstanding at June 30, 2008	2,749,535	$47.83	6.94	$11.8
Exercisable at June 30, 2008	1,501,296	$42.62	5.07	$10.1

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at June 30, 2008.  This is calculated as the difference between Integrys Energy Group's closing stock price on June 30, 2008, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

The fair value of performance stock rights granted in February 2008 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the dividend rate at the measurement date.  The expected volatility was estimated using three years of historical data.

February 2008 Grant
Expected term	3 years
Risk-free interest rate	2.18%
Expected dividend yield	5.50%
Expected volatility	17%

Pre-tax compensation cost recorded for performance stock rights for the three months ended June 30, 2008, and 2007, was insignificant.  Pre-tax compensation cost recorded for performance stock rights for the six months ended June 30, 2008, and 2007, was $2.8 million and $1.7 million, respectively.  The total compensation cost capitalized during the same periods was insignificant.  As of June 30, 2008, $4.9 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 2.2 years.

A summary of activity related to performance stock rights for the six months ended June 30, 2008, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	217,458	$48.72
Granted	125,600	$49.22
Expired	54,207	$41.62
Forfeited	22,991	$51.64
Outstanding at June 30, 2008	265,860	$50.15

No performance shares were distributed during the six months ended June 30, 2008.

Restricted Shares and Restricted Share Units

The fair value of restricted share unit awards granted in February 2008 was based on Integrys Energy Group’s closing stock price on the day the awards were granted.

During the three months ended June 30, 2008, and 2007, an insignificant amount of compensation cost was recorded related to restricted share and restricted share unit awards.  Compensation cost recorded for restricted share and restricted share unit awards was $2.2 million for the six months ended June 30, 2008, and an insignificant amount was recorded for the six months ended June 30, 2007.  The total compensation cost capitalized during the same periods was insignificant.  As of June 30, 2008, $8.3 million of total pre-tax compensation cost related to these awards is expected to be recognized over a weighted-average period of 3.2 years.

A summary of activity related to restricted share and restricted share unit awards for the six months ended June 30, 2008, is presented below:

	Restricted Share and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	101,145	$54.70
Granted	172,815	48.36
Distributed	8,809	58.65
Forfeited	12,155	51.08
Outstanding at June 30, 2008	252,996	$50.40

NOTE 16--COMPREHENSIVE INCOME

Integrys Energy Group's total comprehensive income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2008	2007	2008	2007
Income (loss) available for common shareholders	$24.1	$(16.4)	$159.9	$123.0
Cash flow hedges, net of tax *	(2.1)	16.7	(9.0)	2.4
SFAS No. 158 amortizations, net of tax	-	-	-	0.4
Foreign currency translation, net of tax	0.2	1.9	(0.8)	2.0
Unrealized gain (loss) on available-for-sale securities, net of tax	0.3	-	(0.1)	-
Total comprehensive income	$22.5	$2.2	$150.0	$127.8

*
Taxes on cash flow hedges were $(1.3) million and $10.4 million for the three months ended June 30, 2008, and 2007, respectively, and were $(5.5) million and $1.5 million for the six months ended June 30, 2008, and 2007, respectively.

The following table shows the changes to Integrys Energy Group’s accumulated other comprehensive loss from December 31, 2007, to June 30, 2008.

(Millions)
December 31, 2007 balance	$(1.3)
Cash flow hedges	(9.0)
Foreign currency translation	(0.8)
Available-for-sale securities	(0.1)
June 30, 2008 balance	$(11.2)

NOTE 17--COMMON EQUITY

Integrys Energy Group shares issued at June 30, 2008, and December 31, 2007, were:

	June 30, 2008	December 31, 2007
Common stock, $1 par value, 200,000,000 shares authorized	76,348,748	76,340,756
Treasury shares	7,000	10,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	356,876	338,522
Average cost of deferred compensation rabbi trust shares	$44.30	$43.48
Restricted stock	81,747	93,339
Average cost of restricted stock	$54.24	$54.76

Integrys Energy Group had the following changes to common stock during the six months ended June 30, 2008:

Integrys Energy Group's common stock shares

Common stock at December 31, 2007	76,340,756
Shares purchased for stock-based compensation *	(1,268)
Vesting of restricted stock	9,260
Common stock at June 30, 2008	76,348,748

*
In the first six months of 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and certain stock-based compensation plans. During 2007, Integrys Energy Group issued new shares of common stock to meet these requirements.

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

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2008	2007	2008	2007

Numerator:
Income (loss) from continuing operations	$24.8	$(39.6)	$161.4	$77.6
Discontinued operations, net of tax	0.1	24.0	0.1	47.0
Preferred stock dividends declared	(0.8)	(0.8)	(1.6)	(1.6)
Net earnings (loss) available for common shareholders	$24.1	$(16.4)	$159.9	$123.0

Denominator:
Average shares of common stock – basic	76.6	76.0	76.6	66.8
Effect of dilutive securities
Stock-based compensation	0.3	-	0.3	0.3
Average shares of common stock – diluted	76.9	76.0	76.9	67.1

Net earnings (loss) per share of common stock
Basic	$0.31	$(0.22)	$2.09	$1.84
Diluted	0.31	(0.22)	2.08	1.83

NOTE 18--FAIR VALUE

Implementation of SFAS No. 157

Effective January 1, 2008, Integrys Energy Group adopted SFAS No. 157, “Fair Value Measurements.”  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of June 30, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No.157."

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

Fair Value Disclosures

According to SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  However, as permitted under SFAS No. 157, Integrys Energy Group utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing certain derivative assets and liabilities.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are observable, either directly or indirectly, but are not quoted prices included within Level 1.  Level 2 includes those financial instruments that are valued using external inputs within models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows Integrys Energy Group’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$1,159.8	$2,444.8	$1,195.4	$4,800.0
Inventory hedged by fair value hedges	-	168.0	-	168.0
Other	1.3	-	-	1.3
Liabilities
Risk management liabilities	1,275.5	1,946.4	1,299.4	4,521.3
Long-term debt hedged by fair value hedge	-	50.1	-	50.1
Deferred compensation liability	9.7	-	-	9.7

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

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at the beginning of period	$86.7	$44.6
Net realized and unrealized losses included in earnings	(137.7)	(83.0)
Net unrealized gains (losses) recorded as regulatoryassets or liabilities	2.0	(5.4)
Net unrealized gains included in other comprehensiveincome	19.1	26.0
Net purchases and settlements	(4.4)	(20.5)
Net transfers in/out of Level 3	(69.7)	(65.7)
Balance at June 30, 2008	$(104.0)	$(104.0)

Net change in unrealized losses included in earningsrelated to instruments still held at June 30, 2008	$(143.5)	$(91.7)

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

NOTE 19--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2008	2007	2008	2007
Equity earnings on investments	$16.1	$7.5	$30.7	$15.1
Interest and dividend income	2.9	4.2	4.4	6.8
Weston 4 ATC interconnection agreement	0.7	0.8	2.5	1.3
Gain (loss) on investments	(0.3)	2.1	(0.3)	2.8
Gain (loss) on foreign currency exchange	0.4	5.8	(0.4)	6.6
Other	2.9	1.2	3.9	1.3
Total miscellaneous income	$22.7	$21.6	$40.8	$33.9

NOTE 20--REGULATORY ENVIRONMENT

Wisconsin

Rate Cases

On April 1, 2008, WPSC filed a request with the PSCW to increase retail electric and natural gas rates $106.8 million (7.8%) and $11.7 million (2.2%), respectively, to be effective January 1, 2009.  The request was based on rates in effect at the time of the filing.  This filing also included a request to increase retail electric rates $3.5 million (0.3%) in 2010, as well as a request for authority to file for an adjustment to retail electric rates, effective January 1, 2010, for changes in fuel, purchased power, and related costs.  The proposed retail electric rate increase for 2009 is driven by the completion of the refund to retail electric customers of the non-qualified decommissioning trust fund related to the sale of the Kewaunee nuclear power plant, the cost of operating Weston 4, increased electric transmission costs, and recovery of costs associated with the lightning strike and subsequent outage at Weston 3.  The retail electric rate filing for 2009 did not include recovery of both operation and maintenance costs and capital costs associated with the proposed Iowa wind project, however subsequent approval was received which increased the rate request for 2009 by $10.4 million (1.1%).  The proposed retail natural gas rate increase is required primarily because of costs associated with the construction of the natural gas laterals connecting the WPSC natural gas distribution system to the new Guardian II natural gas pipeline.

On February 11, 2008, WPSC filed an application with the PSCW to adjust its 2008 rates for fuel and purchased power costs, requesting an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual rate increase of $29.7 million on March 20, 2008, and an additional final rate increase of $18.3 million, effective July 4, 2008.

On January 15, 2008, the PSCW issued a final written order authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The 2007 rates reflect a 10.9% return on common equity.  The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure.  The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

Weston 3 Outage

On October 6, 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPSC incurred approximately $7 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPSC has insurance in place that is expected to cover all equipment damage costs, less a $1.0 million deductible.  WPSC also incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPSC was granted approval from the PSCW to defer the replacement purchased power costs for the Wisconsinretail portion of these costs and was granted approval retroactive to October 6, 2007.  Assuming favorable outcomes for the recovery of deferred replacement purchased power costs from customers, and non-fuel operating and maintenance expenses from insurance proceeds, WPSC does not expect this incident to have a material impact on earnings.

It is anticipated that WPSC will recover replacement purchased power costs for the Michiganretail portion of these costs through the annual power supply cost recovery mechanism.

Michigan

On May 16, 2008, MGUC filed a request with the MPSC to increase retail natural gas rates $13.9 million (5.8%).  The proposed rate increase is required because of increased costs to remediate former manufactured gas plants, increased depreciation expense, and general inflation.  MGUC simultaneously filed a request for partial and immediate rate relief of $10.7 million (4.4%) while the current rate case is pending authorization by the MPSC.

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

Illinois

Rate Case

On February 5, 2008, the ICC issued a final written order authorizing a retail natural gas rate increase of $71.2 million for PGL, which included a return on common equity of 10.19% and a common equity ratio of 56% in its regulatory capital structure.  The order also required a retail natural gas rate decrease of $0.2 million for NSG, which included a return on common equity of 9.99% and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism as a four-year pilot program, which will allow PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized delivery charge components of revenue.  However, legislation has been introduced at the Illinois state legislature to roll back decoupling.  Integrys Energy Group is actively supporting the ICC’s decision to approve this rate setting mechanism.  In addition, the order approved an enhanced efficiency mechanism, which will allow PGL and NSG to recover $6.4 million and $1.1 million, respectively, of energy efficiency costs.  PGL and NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008.

On March 26, 2008, the ICC denied PGL’s and NSG’s request for hearing of their orders and all but one such request from intervenors.  The ICC only granted rehearing on a request to change the allocation between customers of PGL’s revenues from its interstate hub services.  The rehearing process on this issue must conclude no later than August 23, 2008.  On April 28, 2008, PGL and NSG filed with the Illinois appellate court a Notice of Appeal of the ICC’s order denying rehearing on certain issues.  On April 30, 2008, the ICC submitted a letter to the Court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the PGL and NSG appeal as premature, it requested that the Court hold the due date for the ICC to file the record with the Court.  On May 2, 2008, two intervenors each separately filed a Notice of Appeal.  On June 6, 2008, several parties filed a stipulation resolving the single issue on which the ICC granted rehearing.  The ICC approved a rehearing order on July 30, 2008, in which it approved the stipulation.  The stipulation takes effect November 1, 2008, and merely changes the way that PGL allocates hub revenues among customer groups.  On July 31, 2008, following issuance of the rehearing order, PGL, NSG, and the AG’s office filed appeals.  Other intervenors may also file appeals.

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

The Conditions of Approval also included commitments with respect to the recently completed rate cases of PGL and NSG.  These are the inclusion of merger synergy savings of $11.4 million at PGL and $1.6 million at NSG in the proposed test year, the recovery of $6.2 million at PGL and $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $30.9 million at PGL and $4.2 million at NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which was contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs.  The ICC approved a cost recovery mechanism for the enhanced efficiency program costs.  Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case up to an additional $9.9 million of combined merger costs, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.  As of June 30, 2008, the regulatory asset balance representing merger costs to be recovered totalled $13.3 million at PGL and $1.8 million at NSG.

Minnesota

On July 31, 2008, MERC filed a request with the Minnesota Public Utilities Commission to increase retail natural gas rates $22.0 million (6.4%).  The proposed natural gas rate increase is required because of general inflation coupled with low sales growth and increased costs to provide customer service functions.  MERC requested that the entire rate increase be granted as interim rates, subject to refund, and we expect the interim rates to take effect on or about October 1, 2008.  Final rates are expected in the second quarter of 2009.

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

NOTE 21--SEGMENTS OF BUSINESS

At June 30, 2008, Integrys Energy Group reported four segments, as PEP, which was previously reported as a segment, was sold in September 2007.

●
The two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC, MGUC, MERC, PGL, and NSG.  The regulated natural gas utility operations of PGL and NSG have been included in results of operations since the PEC merger date.

●
Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

●
The Holding Company and Other segment, another nonregulated segment, includes the operations of the Integrys Energy Group holding company and the PEC holding company (which was included in results of operations since the merger date), along with any nonutility activities at WPSC, MGUC, MERC, UPPCO, PGL, NSG, and IBS.  IBS is a wholly-owned centralized service company that provides administrative and general support services for Integrys Energy Group’s six regulated utilities and portions of administrative and general support services for Integrys Energy Services.  Equity earnings from our investments in ATC and Wisconsin River Power Company are also included in the Holding Company and Other segment.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility (1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other (2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended June 30, 2008
External revenues	$300.5	$515.6	$816.1	$2,598.0	$-	$3.1	$-	$3,417.2
Intersegment revenues	10.6	0 .2	10.8	2.6	-	-	(13.4)	-
Goodwill impairment loss	-	6.5	6.5	-	-	-	-	6.5
Depreciation and amortization expense	21.4	27.1	48.5	3.5	-	3.9	-	55.9
Miscellaneous income (expense)	1.6	2.2	3.8	2.8	-	26.0	(9.9)	22.7
Interest expense	8.5	12.4	20.9	(0.1)	-	22.6	(9.9)	33.5
Provision for income taxes	10.4	2.2	12.6	4.4	-	0.5	-	17.5
Income (loss) from continuing operations	20.7	(9.0)	11.7	8.9	-	4.2	-	24.8
Discontinued operations	-	-	-	0.1	-	-	-	0.1
Preferred stock dividends of subsidiary	0.5	0.3	0.8	-	-	-	-	0.8
Income (loss) available for common shareholders	20.2	(9.3)	10.9	9.0	-	4.2	-	24.1

Three Months Ended June 30, 2007
External revenues	$294.0	$417.8	$711.8	$1,647.1	$-	$2.8	$-	$2,361.7
Intersegment revenues	11.2	-	11.2	1.3	-	0.3	(12.8)	-
Depreciation and amortization expense	20.4	26.8	47.2	2.8	-	0.6	-	50.6
Miscellaneous income (expense)	1.4	2.0	3.4	4.4	0.1	19.6	(5.9)	21.6
Interest expense	7.7	13.1	20.8	2.1	0.9	24.7	(5.9)	42.6
Provision (benefit) for income taxes	8.3	(13.0)	(4.7)	(4.0)	(0.4)	(6.2)	-	(15.3)
Income (loss) from continuing operations	15.6	(3.8)	11.8	(44.0)	(1.2)	(6.2)	-	(39.6)
Discontinued operations	-	-	-	-	24.0	-	-	24.0
Preferred stock dividends of subsidiary	0.6	0.2	0.8	-	-	-	-	0.8
Income (loss) available for common shareholders	15.0	(4.0)	11.0	(44.0)	22.8	(6.2)	-	(16.4)

(1)	Includes only utility operations.
(2)	Nonutility operations of the six utility companies are included in the Holding Company and Other column.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility (1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other (2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Six Months Ended June 30, 2008
External revenues	$617.0	$1,776.0	$2,393.0	$5,007.0	$-	$6.4	$-	$7,406.4
Intersegment revenues	23.3	0 .3	23.6	7.7	-	(0.1)	(31.2)	-
Goodwill impairment loss	-	6.5	6.5	-	-	-	-	6.5
Depreciation and amortization expense	40.2	52.5	92.7	7.0	-	7.4	-	107.1
Miscellaneous income (expense)	3.8	3.8	7.6	3.0	-	50.4	(20.2)	40.8
Interest expense	17.3	26.7	44.0	2.7	-	44.9	(20.2)	71.4
Provision for income taxes	13.3	45.4	58.7	34.6	-	2.5	-	95.8
Income (loss) from continuing operations	28.0	66.9	94.9	60.5	-	6.0	-	161.4
Discontinued operations	-	-	-	0.1	-	-	-	0.1
Preferred stock dividends of subsidiary	1.0	0.6	1.6	-	-	-	-	1.6
Income available for common shareholders	27.0	66.3	93.3	60.6	-	6.0	-	159.9

Six Months Ended June 30, 2007
External revenues	$582.5	$1,099.1	$1,681.6	$3,421.0	$-	$5.7	$-	$5,108.3
Intersegment revenues	21.9	0.5	22.4	2.8	-	0.3	(25.5)	-
Depreciation and amortization expense	40.6	43.5	84.1	5.6	-	1.1	-	90.8
Miscellaneous income (expense)	2.5	2.8	5.3	4.3	0.1	35.3	(11.1)	33.9
Interest expense	15.8	22.6	38.4	5.7	1.3	44.7	(11.1)	79.0
Provision (benefit) for income taxes	18.2	15.5	33.7	(0.9)	(0.5)	(5.7)	-	26.6
Income (loss) from continuing operations	32.6	31.7	64.3	20.9	(1.4)	(6.2)	-	77.6
Discontinued operations	-	-	-	14.8	32.2	-	-	47.0
Preferred stock dividends of subsidiary	1.1	0.5	1.6	-	-	-	-	1.6
Income (loss) available for common shareholders	31.5	31.2	62.7	35.7	30.8	(6.2)	-	123.0

(1)	Includes only utility operations.
(2)	Nonutility operations of the six utility operations are included in the Holding Company and Other column.

NOTE 22--NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for Integrys Energy Group during the quarter ending March 31, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.

FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” was issued in June 2008.  This FSP clarifies that unvested stock-based compensation awards with rights to dividends or dividend equivalents that cannot be forfeited are to be included in the basic earnings per share calculation using the two-class method defined in SFAS No. 128, “Earnings per Share.”  This FSP is effective for Integrys Energy Group for the quarter ending March 31, 2009.  The guidance must be applied retrospectively.  We do not expect this FSP to have a significant impact on basic earnings per share.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Integrys Energy Group is a diversified energy holding company with regulated electric and natural gas utility operations (serving approximately 2 million customers in Illinois, Michigan, Minnesota, and Wisconsin), nonregulated energy operations, and an equity ownership interest in ATC (a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois) of approximately 34%.

Strategic Overview

Integrys Energy Group's goal is to create long-term value for shareholders and customers through growth in its regulated and nonregulated operations (while placing an emphasis on regulated growth).  In order to create value, Integrys Energy Group focuses on:

Maintaining and Growing a Strong Regulated Utility Base– A strong regulated utility base is necessary to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success.  Integrys Energy Group believes the following investments have helped, or will help, maintain and grow its regulated utility base:

•	The February 2007 merger with PEC, which added the natural gas distribution operations of PGL and NSG to the regulated utility base of Integrys Energy Group.

•
Our ownership interest in ATC, an electric transmission company which owned over $2 billion of assets at December 31, 2007.  Integrys Energy Group will continue to fund its share of the equity portion of future ATC growth.  ATC anticipates net investment in plant to grow by approximately $1.1 billion from 2008 through 2017.

•
Weston 4, a 500-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and operational in June 2008.  WPSC holds a 70% ownership interest in the Weston 4 power plant, with Dairyland Power Cooperative owning the remaining 30% interest in the facility.

•	A proposed accelerated annual investment in natural gas distribution facilities (replacement of cast iron mains) at PGL beginning in 2010.

•	The investment of approximately $75 million to connect WPSC's natural gas distribution system to the Guardian II natural gas pipeline.

•	WPSC's agreement to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.

•
WPSC's announced intent to acquire (along with High Country Energy, LLC) a 150-megawatt portion of the planned 300-megawatt High Country wind project located in Dodge and Olmsted counties in Minnesota.

•
WPSC's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	For more detailed information on Integrys Energy Group's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Strategically Growing Nonregulated Business– Integrys Energy Services focuses on growth in the competitive energy services and supply business through growing its customer base.  Integrys Energy Group expects Integrys Energy Services to provide between 20% and 30% of annual consolidated earnings, on average, in the future.  Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow Integrys Energy Services:

•
The merger with PEC combined the nonregulated energy marketing businesses of both companies.  The combination provided Integrys Energy Services with a strong market position in the Illinois retail electric market and expanded its originated wholesale natural gas business, creating a stronger, more competitive, and better-balanced growth platform.

•	Continued expansion of operations in the Western Systems Coordinating Council markets.

•
The on-going development of renewable energy products, such as a 6.4-megawatt landfill gas project in Illinois, a landfill gas project in Texas that includes building a 33-mile pipeline, solar energy projects, and a new business unit that will focus on renewable energy and conservation.

Integrating Resources to Provide Operational Excellence– Integrys Energy Group is committed to integrating resources of all its regulated and nonregulated businesses, while meeting all applicable regulatory and legal requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and lowering costs.  Integrys Energy Group believes the following recent developments have helped, or will help, integrate resources and provide operational excellence:

•
The PEC merger provides the opportunity to align the best practices and expertise of both companies, which will continue to result in efficiencies by eliminating redundant and overlapping functions and systems.

•
IBS, a wholly owned subsidiary of Integrys Energy Group, was formed to achieve a significant portion of the cost synergies anticipated from the PEC merger through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•	The implementation of "Competitive Excellence" and project management initiatives to improve processes, reduce costs, and manage projects within budget and timeline constraints.

Placing Strong Emphasis on Asset and Risk Management– Our asset management strategy calls for the continuous assessment of our existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement our existing business and strategy.  The goal is to provide the most efficient use of our resources while maximizing return and maintaining an acceptable risk profile.  This strategy focuses on the disposition of assets, including plants and entire business units, which are no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  We maintain a portfolio approach to risk and earnings.

Our risk management strategy includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow opportunities to secure prices in a volatile energy market.  Each business unit monitors daily oversight of the risk profile related to these financial instruments consistent with the company's financial risk management policy.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30%			June 30%
	2008	2007	Increase	2008	2007	Increase

Income (loss) available for common shareholders	$24.1	$(16.4)	-%	$159.9	$123.0	30.0%
Basic earnings (loss) per common share	$0.31	$(0.22)	-%	$2.09	$1.84	13.6%
Diluted earnings (loss) per common share	$0.31	$(0.22)	-%	$2.08	$1.83	13.7%

Average shares of common stock
Basic	76.6	76.0	0.8%	76.6	66.8	14.7%
Diluted	76.9	76.0	1.2%	76.9	67.1	14.6%

Earnings Summary – Second Quarter 2008 Compared with Second Quarter 2007

Integrys Energy Group recognized income available for common shareholders of $24.1 million ($0.31 diluted earnings per share) for the quarter ended June 30, 2008, compared with a net loss of $16.4 million ($0.22 net loss per share) for the quarter ended June 30, 2007.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
The net loss from the regulated natural gas utility segment increased $5.3 million (132.5%), from a net loss of $4.0 million during the second quarter of 2007, to a net loss of $9.3 million during the second quarter of 2008.  The change was driven by the following:

	-	A non-cash after-tax goodwill impairment loss in the amount of $6.5 million was recognized for NSG in the second quarter of 2008.

-
The change in the effective tax rate from the second quarter of 2007 to the second quarter of 2008 had a negative quarter-over-quarter impact on natural gas segment operating results.  Quarter-over-quarter changes in the effective tax rate can sometimes occur as a result of adjustments required by generally accepted accounting principles (GAAP) to ensure our year-to-date interim effective tax rate reflects our projected annual effective tax rate.  An approximate $6 million adjustment to the benefit for income taxes at the natural gas segment was required in accordance with these GAAP requirements in the second quarter of 2007, driving a decrease in quarter-over-quarter earnings.

-
Pre-tax operating and maintenance expenses at the natural gas utilities increased $8.6 million ($5.2 million after-tax), driven by higher quarter-over-quarter street restoration costs at PGL and amortization expense related to regulatory assets recorded at PGL and NSG for costs to achieve merger synergies and costs related to the 2007/2008 rate case.

-
Partially offsetting the items discussed above, margins at the natural gas utilities increased $23.5 million ($14.1 million after-tax), from $144.6 million during the second quarter of 2007, to $168.1 million during the second quarter of 2008.  A rate increase at PGL that was effective in the first quarter of 2008 had an approximate $18 million ($10.8 million after-tax) positive impact on the quarter-over-quarter margin.  A 4.5% increase in natural gas throughput volumes, driven by colder weather conditions, had an estimated $3 million ($1.8 million after-tax) favorable quarter-over-quarter impact on margin.

•
Regulated electric utility segment earnings increased $5.2 million (34.7%), from earnings of $15.0 million for the quarter ended June 30, 2007, to earnings of $20.2 million for the same quarter in 2008.  The quarter-over-quarter increase in earnings at the regulated electric utility segment was driven by an $8.0 million ($4.8 million after-tax) increase in operating income at WPSC's electric utility, resulting primarily from the following:

-
Fuel and purchased power costs at WPSC were approximately $7 million ($4.2 million after-tax) lower than what was recovered in rates during the quarter ended June 30, 2008, compared with fuel and purchased power costs that were approximately $2 million ($1.2 million after-tax) higher than what was recovered in rates during the same quarter in 2007, which drove a $5.4 million after-tax increase in operating income quarter-over-quarter.  As a result of approximately $23 million of higher than anticipated energy costs in the first quarter of 2008, the PSCW approved an interim rate increase effective March 22, 2008, and subsequently approved a higher final rate increase effective July 4, 2008.

	-	Also contributing to the increase in WPSC's regulated electric operating income, electric maintenance expenses decreased $5.8 million ($3.5 million after-tax).

-
Partially offsetting the items discussed above, cooler quarter-over-quarter weather conditions contributed an approximate $1 million after-tax quarter-over-quarter decrease in operating income.  Weather normalized volumes were also down as customers are conserving energy as a result of high prices and a general slowdown in the economy.  It is estimated that the decrease in weather normalized sales volumes resulted in an approximate $2 million after-tax decrease in operating income quarter-over-quarter.

•
Financial results at Integrys Energy Services increased $53.0 million, from a net loss of $44.0 million for the quarter ended June 30, 2007, to earnings of $9.0 million for the same quarter in 2008, driven by the following:

-
Integrys Energy Services recognized a combined $121.1 million ($72.7 million after-tax) increase in retail and wholesale electric margins, driven by derivative accounting treatment of customer supply contracts used to mitigate the price risk of related customer sales contracts.  Integrys Energy Services recognized $70.5 million ($42.3 million after-tax) of unrealized gains on derivative contracts in the second quarter of 2008, compared with $50.2 million ($30.1 million after-tax) of unrealized losses during the same period in 2007.  These non-cash unrealized gains and losses result from the application of derivative accounting rules to customer supply contracts, requiring that these derivative instruments be valued at current market prices.  No gain or loss is recognized on the corresponding customer sales contracts, which are not considered derivative instruments.  These non-cash gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  As a result, Integrys Energy Services generally expects to experience non-cash losses on supply contracts in periods of declining market prices and non-cash gains in periods of increasing market prices.  Electric prices experienced an increase from April 1, 2008 to June 30, 2008, compared with a decrease over the same period in 2007.

-
Integrys Energy Services also recognized a $15.2 million net loss from its investment in a synthetic fuel production facility during the three months ended June 30, 2007.  Section 29/45K of the Internal Revenue Code, which provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel, expired effective December 31, 2007, at which time Integrys Energy Services ended synthetic fuel operations.  This drove a $15.2 million after-tax increase in Integrys Energy Services' earnings during the three months ended June 30, 2008, compared with the same period in 2007.

-
Partially offsetting the increases noted above, Integrys Energy Services' natural gas margins decreased $62.9 million ($37.7 million after-tax), driven by an $84.8 million ($50.9 million after-tax) decrease in quarter-over-quarter margins related to derivative accounting required fair value adjustments, partially offset by a $21.9 million ($13.2 million after-tax) increase in quarter-over-quarter realized natural gas margins.
-
Unrealized losses related to fair value adjustments were $84.2 million ($50.5 million after-tax) in the second quarter of 2008, compared with unrealized gains of $0.6 million ($0.4 million after-tax) in the second quarter of 2007.  Period-by-period variability in the margin contributed by Integrys Energy Services' retail and wholesale natural gas operations was primarily related to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts, as well as contracts utilized to mitigate market price risk related to certain natural gas storage contracts.  These non-cash unrealized gains and losses result from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be valued at current market prices), without a corresponding market value offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments).  Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

-
Realized natural gas margins increased $21.9 million ($13.2 million after-tax), from $18.0 million ($10.8 million after-tax) in the second quarter of 2007, to $39.9 million ($24.0 million after-tax) in the second quarter of 2008.  This increase was driven by realized wholesale natural gas margins that were $15.8 million ($9.5 million after-tax) higher quarter-over-quarter.  Also, the margin from retail natural gas operations in Illinois increased $4.6 million ($2.8 million after-tax) quarter-over-quarter.

•
Financial results at the Holding Company and Other segment improved $10.4 million, from a net loss of $6.2 million during the quarter ended June 30, 2007, to earnings of $4.2 million for the quarter ended June 30, 2008.  This improvement was driven by an $8.6 million ($5.2 million after-tax) increase in operating income (see "Holding Company and Other Segment Operations," for more information), a $7.1 million ($4.3 million after-tax) decrease in interest expense and a $3.9 million ($2.3 million after-tax) increase in earnings from Integrys Energy Group's approximate 34% ownership interest in ATC (see "Miscellaneous Income," for more information).

•
In connection with the PEC merger on February 21, 2007, Integrys Energy Group announced its intent to divest of PEP, which was sold in the third quarter of 2007.  During the quarter ended June 30, 2007, PEP recognized earnings of $24.0 million as a component of discontinued operations.

•
For the quarter ended June 30, 2008, diluted earnings per share were impacted by a 0.9 million share (1.2%) increase in the weighted average number of outstanding shares of Integrys Energy Group common stock, compared with the same quarter in 2007.  In the first six months of 2008, Integrys Energy Group purchased shares of its common stock in the open market to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  During 2007, however, Integrys Energy Group issued new shares of common stock to meet these requirements.

Earnings Summary – Six Months 2008 Compared to Six Months 2007

Integrys Energy Group recognized income available for common shareholders of $159.9 million ($2.08 diluted earnings per share) for the six months ended June 30, 2008, compared with income available for common shareholders of $123.0 million ($1.83 diluted earnings per share) for the six months ended June 30, 2007.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
Earnings from the regulated natural gas utility segment increased $35.1 million (112.5%), from $31.2 million during the six months ended June 30, 2007, to $66.3 million during the six months ended June 30, 2008, due primarily to the following:

-
Combined natural gas utility earnings at PGL and NSG increased approximately $28 million, from earnings of approximately $8 million for the six months ended June 30, 2007, to earnings of approximately $36 million for the same period in 2008.  The increase in earnings at both of these natural gas utilities was due to the fact that they were not acquired until February 21, 2007.  PGL was also positively impacted by an annual rate increase of $71.2 million, which was effective February 14, 2008, and both PGL and NSG benefited from colder than normal weather conditions in the first quarter of 2008 before the Volume Balancing Adjustment rider went into effect.  These increases were partially offset by a $6.5 million non-cash after-tax goodwill impairment loss recognized for NSG in the second quarter of 2008.

-
An increase in natural gas throughput volumes at WPSC, MERC, and MGUC, primarily related to colder period-over-period weather conditions at these natural gas utilities, contributed an approximate $5 million after-tax increase to earnings.

•
Regulated electric utility segment earnings decreased $4.5 million (14.3%), from earnings of $31.5 million for the six months ended June 30, 2007, to earnings of $27.0 million for the same period in 2008.  The period-over-period change in earnings at the regulated electric segment was driven by a $7.0 million ($4.2 million after-tax) decrease in operating income at WPSC's electric utility, resulting primarily from the following:

-
Fuel and purchased power costs at WPSC that were approximately $16 million ($9.6 million after-tax) higher than what was recovered in rates during the six months ended June 30, 2008, compared with fuel and purchased power costs that were approximately $1 million ($0.6 million after-tax) less than what was recovered in rates during the same period in 2007.  This drove an approximate $17 million ($10.2 million after-tax) decrease in operating income period-over-period.

-
Also contributing to the decrease in operating income at WPSC was a 2.7% decrease in residential sales volumes, which resulted in an approximate $4 million ($2.4 million after-tax) decrease in operating income and was driven by customer conservation efforts related to high energy costs and a general slowdown in the economy.

	-	Partially offsetting the decreases to WPSC's regulated electric operating income discussed above, electric maintenance expenses decreased $10.1 million ($6.1 million after-tax).

-
WPSC also experienced a decrease in pension, post-retirement pension, and medical benefit costs (merger synergy savings) attributable to headcount reductions and certain changes made to its retirement plans.

•
Earnings at Integrys Energy Services increased $24.9 million, from earnings of $35.7 million for the six months ended June 30, 2007, to earnings of $60.6 million for the same period in 2008, due to the following:

-	Integrys Energy Services recognized a combined $177.3 million ($106.4 million after-tax) increase in retail and wholesale electric margins, driven by the following:

-
Integrys Energy Services recognized $169.5 million ($101.7 million after-tax) of unrealized gains on derivative contracts during the six months ended June 30, 2008, compared with $7.0 million ($4.2 million after-tax) of unrealized gains during the same period in 2007.  See the "Earnings Summary – Second Quarter 2008 Compared with Second Quarter 2007," above for more information on this change.

-
Realized retail electric margins increased $20.3 million ($12.2 million after-tax), from $4.4 million ($2.6 million after-tax) during the six months ended June 30, 2007, to $24.7 million ($14.8 million after-tax) during the same period in 2008, driven by the addition of new customers in Illinois as a result of the PEC merger, expansion into the Mid-Atlantic region, and the resolution of certain regulatory issues in Northern Maine.

-
Partially offsetting the increase in retail and wholesale electric margins, Integrys Energy Services' natural gas margins decreased $96.0 million ($57.6 million after-tax), driven by a $121.9 million ($73.1 million after-tax) decrease in period-over-period margins related to SFAS No. 133 fair value adjustments, partially offset by a $25.9 million ($15.5 million after-tax) increase in period-over-period realized margins.

-
Unrealized losses were $123.2 million ($73.9 million after-tax) during the six months ended June 30, 2008, compared with unrealized losses of $1.3 million ($0.8 million after-tax) for the six months ended June 30, 2007.  See the "Earnings Summary – Second Quarter 2008 Compared with Second Quarter 2007," above for more information on this change.

-
Realized natural gas margins increased $25.9 million ($15.5 million after-tax), from $56.7 million ($34.0 million after-tax) during the six months ended June 30, 2007, to $82.6 million ($49.5 million after-tax) during the six months ended June 30, 2008.  The increased natural gas margin was driven by realized wholesale natural gas margins that were $18.6 million higher period-over-period.  Also, the margin from retail natural gas operations in Illinois increased $7.2 million period-over-period.

-	Integrys Energy Services recognized a $14.8 million after-tax gain on the sale of WPS Niagara Generation, LLC as a component of discontinued operations in 2007.

-
Integrys Energy Services also recognized $3.8 million of after-tax earnings from its investment in a synthetic fuel production facility during the six months ended June 30, 2007.  Section 29/45K of the Internal Revenue Code, which provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel, expired effective December 31, 2007, at which time Integrys Energy Services ended synthetic fuel operations.

•
Financial results at the Holding Company and Other segment improved $12.2 million, from a net loss of $6.2 million during the six months ended June 30, 2007, to earnings of $6.0 million for the same period in 2008.  This improvement was driven by a $5.5 million ($3.3 million after-tax) increase in operating income (see "Holding Company and Other Segment Operations," for more information), a $10.7 million ($6.4 million after-tax) decrease in interest expense, and a $6.8 million ($4.0 million after-tax) increase in earnings from Integrys Energy Group's approximate 34% ownership interest in ATC (see "Miscellaneous Income," for more information).

•
In connection with the PEC merger on February 21, 2007, Integrys Energy Group announced its intent to divest of PEP, which was sold in the third quarter of 2007.  During the six months ended June 30, 2007, PEP recognized earnings of $32.2 million as a component of discontinued operations.

•
For the six months ended June 30, 2008, diluted earnings per share were impacted by a 9.8 million share (14.6%) increase in the weighted average number of outstanding shares of Integrys Energy Group common stock, compared with the same quarter in 2007.  Integrys Energy Group issued 31.9 million shares of common stock on February 21, 2007, in conjunction with the PEC merger.  Accordingly, these shares were considered outstanding for purposes of computing diluted earnings per share for the six months ended June 30, 2008, but were only considered outstanding for that portion of the six-month period ended June 30, 2007 subsequent to the PEC merger.  Additional shares were also issued during the six months ended June 30, 2007 under the Integrys Energy Group Stock Investment Plan and certain stock-based employee benefit and compensation plans.

Utility Operations

For the three and six months ended June 30, 2008, utility operations included the regulated electric segment, consisting of the regulated electric operations of WPSC and UPPCO, and the regulated natural gas utility segment, consisting of the natural gas operations of PGL, WPSC, MERC, MGUC, and NSG.

The regulated electric operations of WPSC and UPPCO as well as the natural gas operations of WPSC, MERC, and MGUC were included for the three and six months ended June 30, 2007, while the natural gas operations of PGL and NSG were included in results of operations beginning February 22, 2007 through June 30, 2007.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$515.8	$417.8	23.5%	$1,776.3	$1,099.6	61.5%
Purchased natural gas costs	347.7	273.2	27.3%	1,286.5	783.1	64.3%
Margins	168.1	144.6	16.3%	489.8	316.5	54.8%

Operating and maintenance expense	123.5	114.9	7.5%	279.1	190.8	46.3%
Goodwill impairment loss (1)	6.5	-	-%	6.5	-	-%
Depreciation and amortization expense	27.1	26.8	1.1%	52.5	43.5	20.7%
Taxes other than income	7.6	8.6	(11.6)%	16.5	15.2	8.6%

Operating income (loss)	$3.4	$(5.7)	-%	$135.2	$67.0	101.8%

Throughput in therms
Residential	217.7	213.1	2.2%	1,060.5	650.8	63.0%
Commercial and industrial	71.8	66.0	8.8%	340.3	243.1	40.0%
Interruptible	12.5	8.2	52.4%	35.7	31.9	11.9%
Interdepartmental	9.0	9.7	(7.2)%	18.4	14.7	25.2%
Transport	354.6	340.1	4.3%	1,023.9	711.3	43.9%
Total sales in therms	665.6	637.1	4.5%	2,478.8	1,651.8	50.1%
(1)  See Note 7, “Goodwill and Other Intangible Assets” for more information.

Second Quarter 2008 Compared with Second Quarter 2007

Revenue

Regulated natural gas utility segment revenue increased $98.0 million, driven by the following:

•
An approximate 28% increase in the per-unit cost of natural gas over all of the regulated natural gas utilities in the second quarter of 2008, compared to the second quarter of 2007.  For all of Integrys Energy Group's regulated natural gas utilities, natural gas commodity costs are directly passed through to customers in rates.

•
An annual rate increase for PGL of $71.2 million, which was effective February 14, 2008.  PGL will use the new rate structure to continue to enhance natural gas delivery safety, reliability, and customer service.  The new rate structure also includes several tools that provide the company the opportunity to recover the fixed costs of operating its natural gas delivery system while also better aligning the energy efficiency interests of the company with those of consumers, regulators, and elected officials.

•
A combined 4.5% increase in natural gas throughput volumes.  In general, the increase in natural gas throughput volumes was driven by colder quarter-over-quarter weather conditions across all of the natural gas utilities.

Margin

The regulated natural gas utility segment margin increased $23.5 million, driven by:

•	The 2008 rate increase for PGL (discussed above), which had an estimated $18 million positive quarter-over quarter impact on margin.

•	An increase in natural gas throughput volumes, driven by colder weather conditions, which had an estimated $3 million positive quarter-over-quarter impact on margin.

Operating Income

Operating income increased $9.1 million, a result of the $23.5 million increase in the regulated natural gas utility margin, partially offset by a $14.4 million increase in operating expenses.

The increase in operating expenses were primarily related to the following:

•	A non-cash goodwill impairment loss of $6.5 million after-tax recognized for NSG. See Note 7, "Goodwill and Other Intangible Assets," for more information.

•	A quarter-over-quarter increase of $3.1 million related to street restoration costs at PGL.

•
A $2.0 million increase in the amortization of costs to achieve synergies and costs related to the 2007/2008 rate case, which were initially deferred as regulatory assets.  The increase in operating expenses related to these costs was offset in margin.  As a result, there was no significant impact on earnings related to the amortization of these regulatory assets.

Six Months 2008 Compared with Six Months 2007

Revenue

Regulated natural gas utility segment revenue increased $676.7 million, driven by:

•
A combined increase in PGL and NSG natural gas utility revenue of $575.0 million, from $523.1 million of natural gas utility revenue and approximately 0.6 billion therms of natural gas throughput volumes recognized during the six months ended June 30, 2007, to $1,098.1 million of natural gas utility revenue and approximately 1.4 billion therms of natural gas throughput volumes recognized during the six months ended June 30, 2008.  The increase in revenue at both of these natural gas utilities was driven primarily by the fact that they were not acquired until February 21, 2007 in addition to higher period-over-period natural gas prices.  PGL was also positively impacted by an annual rate increase of $71.2 million, effective February 14, 2008.  Both PGL and NSG also experienced colder than normal weather conditions prior to February 14, 2008, which had a positive impact on revenue.

•	An increase in natural gas revenue of $101.7 million at the remaining natural gas utilities (WPSC, MERC, and MGUC), driven by the following:

	-	An approximate 14% increase in the per-unit cost of natural gas related to these natural gas utilities during the six months ended June 30, 2008, compared with the same period in 2007.

-
A combined 10.3% increase in natural gas throughput volumes at WPSC, MERC, and MGUC.  This increase was driven by an 8.8% increase in residential volumes and a 9.2% increase in commercial and industrial volumes.  The increase in sales volumes to residential and commercial and industrial customers was driven by colder weather conditions during the 2008 heating season, evidenced by an approximate 10% increase in heating degree days for the six months ended June 30, 2008, compared with the same period in 2007 across these three utilities.

-
WPSC receiving the benefit of its 2007 retail natural gas rate increase for the entire six months ended June 30, 2008, whereas this rate increase did not benefit 2007 natural gas utility results until its January 12, 2007 effective date.

Margin

The regulated natural gas utility segment margin increased $173.3 million, driven by:

•
A period-over-period increase in the combined margin at PGL and NSG of $162.6 million, from $167.7 million for the six months ended June 30, 2007, to $330.3 million for the same period in 2008.  The increase in the margin at both of these natural gas utilities was driven by the fact that they were not acquired until February 21, 2007.  Therefore, their operations for the entire heating season during the six months ended June 30, 2008, were included in the 2008 natural gas utility margin.  However, only operations from the acquisition date through June 30, 2007, were included in the 2007 natural gas utility margin.  Due to the seasonal nature of natural gas utilities, higher margins are generally derived during the heating season (first and fourth quarters).  A 2008 rate increase for PGL and colder than normal weather conditions experienced by both PGL and NSG before the Volume Balancing Adjustment rider went into effect in March 2008 also favorably impacted margins.

•	An increase in natural gas margin of $10.7 million at the remaining natural gas utilities (WPSC, MERC, and MGUC), driven by the following:

	-	An increase in natural gas throughput volumes at WPSC, MERC, and MGUC. Colder period-over-period weather conditions contributed $8.5 million to the increase in margin.

-
The delay in the effective date of WPSC's 2007 rate increase, which had an estimated $1 million favorable impact on natural gas margin for the six months ended June 30, 2008, compared with the same period in 2007.

Operating Income

Operating income increased $68.2 million, driven by a $173.3 million increase in the regulated natural gas utility margin, partially offset by a $105.1 million increase in operating expenses.

The increase in operating expenses was primarily related to an increase in combined operating expenses at PGL and NSG of $109.8 million, from $146.9 million for the six months ended June 30, 2007, to $256.7 million for the same period in 2008.  The increase in operating expenses at PGL and NSG is primarily due to the fact that the natural gas operations of both of these businesses were first included in results of operations beginning February 22, 2007, compared with these operations contributing a full six months of operating expenses during 2008.  In addition, a non-cash goodwill impairment of $6.5 million after-tax was recognized in 2008 for NSG.

Regulated Electric Segment Operations

	Three Months Ended		%	Six Months Ended		%
(Millions, except heating and cooling degree days)	June 30		Increase	June 30		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$311.1	$305.2	1.9%	$640.3	$604.4	5.9%
Fuel and purchased power costs	149.0	160.4	(7.1)%	334.4	310.7	7.6%
Margins	162.1	144.8	11.9%	305.9	293.7	4.2%

Operating and maintenance expense	91.6	83.5	9.7%	188.7	167.4	12.7%
Depreciation and amortization expense	21.4	20.4	4.9%	40.2	40.6	(1.0)%
Taxes other than income	11.1	10.7	3.7%	22.2	21.6	2.8%

Operating income	$38.0	$30.2	25.8%	$54.8	$64.1	(14.5)%

Sales in kilowatt-hours
Residential	668.2	723.5	(7.6)%	1,518.3	1,562.1	(2.8)%
Commercial and industrial	2,119.1	2,162.5	(2.0)%	4,297.9	4,265.7	0.8%
Wholesale	1,175.1	1,013.8	15.9%	2,305.6	1,995.5	15.5%
Other	8.3	8.5	(2.4)%	21.3	20.5	3.9%
Total sales in kilowatt-hours	3,970.7	3,908.3	1.6%	8,143.1	7,843.8	3.8%

Weather
WPSC:
Heating degree days	920	850	8.2%	4,875	4,402	10.7%
Cooling degree days	104	204	(49.0)%	104	204	(49.0)%
UPPCO:
Heating degree days	1,518	1,296	17.1%	5,773	5,326	8.4%
Cooling degree days	29	112	(74.1)%	29	112	(74.1)%

Second Quarter 2008 Compared with Second Quarter 2007

Revenue

Regulated electric revenue increased $5.9 million, driven by:

•
A final rate order issued by the PSCW effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase.  Per the PSCW's order approving the PEC merger, WPSC may not increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPSC was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.

•
An interim rate increase approved by the PSCW for WPSC's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  Contributing factors in the rate change, which obtained final approval from the PSCW on July 4, 2008, were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the start-up phases, increased coal and coal transportation costs, and increased natural gas costs.

•
A 1.6% increase in electric sales volumes, including a 15.9% increase in volumes sold to lower margin wholesale customers, partially offset by a 7.6% and 2.0% decrease in sales volumes, respectively, to higher margin residential and commercial and industrial customers.  The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer quarter-over-quarter as well as an increase in opportunity sales as WPSC had more low-cost generation with Weston 4 generating power for much of the 2008 second quarter.  The decrease in sales volumes to residential and commercial and industrial customers was driven by cooler than normal quarter-over-quarter weather conditions, which led to a decrease in air conditioning load.  In addition, high energy prices and a general slowdown in the economy led to more energy conservation quarter-over-quarter.

Margin

The regulated electric margin increased $17.3 million, driven by the following:

•
A $13.5 million partial refund by WPSC to Wisconsin retail customers in the second quarter of 2007 of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.  WPSC completed the refund of proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail customers in 2007.

•
Fuel and purchased power costs at WPSC that were approximately $7 million lower than what was recovered in rates during the quarter ended June 30, 2008, compared with fuel and purchased power costs that were approximately $2 million higher than what was recovered in rates during the same quarter in 2007, which drove a $9 million increase in margin quarter-over-quarter.  As a result of approximately $23 million of higher than anticipated fuel and purchased power costs in the first quarter of 2008, the PSCW approved an interim rate increase effective March 22, 2008, and subsequently approved a higher final rate increase effective July 4, 2008.  In the second quarter of 2008, the interim rate increase enabled WPSC to recover approximately $7 million of the $23 million of under-recovered fuel and purchased power costs incurred in the first quarter of 2008.  With the approved rate increase and assuming stable fuel costs, WPSC anticipates it will recover approximately 80% of the remaining $16 million of unrecovered fuel and purchased power costs by year-end.

•	The effect of the 2008 retail electric rate increase at WPSC that was effective January 16, 2008 (discussed above).

•
Partially offsetting the increase in overall electric margin, unfavorable weather conditions drove an approximate $2 million quarter-over-quarter decrease in WPSC's electric utility margin, and customer conservation efforts drove an approximate $4 million quarter-over-quarter decrease in WPSC's electric utility margin.

Operating Income

Operating income increased $7.8 million, driven by the $17.3 million increase in margin discussed above, partially offset by a $7.9 million increase in operating and maintenance expenses at WPSC.

The increase in operating and maintenance expenses at WPSC was the result of:

•
An increase in operating expenses of $13.5 million quarter-over-quarter, related to the partial amortization in the second quarter of 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

• An increase in regulated electric transmission expenses of $2.5 million, primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

The increase in operating and maintenance expenses at WPSC was offset by:

•
A decrease in regulated electric maintenance expenses of $5.8 million, primarily due to major planned outages at the Weston 3 generation station and the De Pere Energy Center in the second quarter of 2007, compared with fewer plant outages in the second quarter of 2008.

• A decrease in pension and postretirement benefits resulting from plan design changes and merger synergies.

Six Months 2008 Compared with Six Months 2007

Revenue

Regulated electric revenue increased $35.9 million, driven by:

•	A final rate order by the PSCW, effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase (discussed in more detail above).

•	An interim rate increase approved by the PSCW for WPSC's retail electric customers effective March 22, 2008 related to higher fuel and purchased power costs.

•
A 3.8% increase in electric sales volumes, including a 15.5% increase in volumes sold to lower margin wholesale customers, partially offset by a 2.8% decrease in sales volumes to higher margin residential customers.  The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer period-over-period as well as an increase in opportunity sales as WPSC had more low-cost generation with Weston 4 generating power for much of the 2008 second quarter.  The decrease in sales volumes to residential customers was driven by high energy prices and a general slowdown in the economy, which led to more energy conservation during the six months ended June 30, 2008, compared with the same period in 2007.

•	WPSC having the full benefit in 2008 of the 2007 retail electric rate increase effective January 12, 2007 for WPSC's electric customers in Wisconsin.

Margin

The regulated electric margin increased $12.2 million, driven by an increase in electric margin at WPSC.

The $13.0 million (4.9%) increase in the electric margin at WPSC was a result of:

•	The effect of the 2008 retail electric rate increase (that was effective January 16, 2008) and the 2007 retail electric rate increase (described above).

•
A $27.0 million partial refund to Wisconsin retail customers in the six months ended June 30, 2007, of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.

The regulated electric margin increase at WPSC was offset by:

•
Fuel and purchased power costs at WPSC that were approximately $16 million higher than what was recovered in rates during the six months ended June 30, 2008, compared with fuel and purchased power costs that were approximately $1 million less than what was recovered in rates during the same period in 2007.  This drove a $17 million decrease in margin period-over-period.

•	An approximate $4 million decrease in WPSC's regulated electric margin due to lower residential volumes discussed above.

Operating Income

Regulated electric operating income decreased $9.3 million, driven by a $19.2 million increase in operating and maintenance expenses at WPSC, partially offset by the $12.2 million increase in regulated electric margin discussed above.

The $19.2 million (12.9%) increase in operating and maintenance expenses at WPSC was driven by the following:

•
A $27.0 million increase for the six months ended June 30, 2008, over the same period in 2007, relating to the partial amortization in 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	A $5.1 million increase in regulated electric transmission expenses, primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

The increases in operating and maintenance expenses at WPSC were offset by the following:

•
A $10.1 million decrease in regulated electric maintenance expenses at WPSC, primarily due to major planned outages at the Weston 2 and Weston 3 generation stations and the De Pere Energy Center in the first half of 2007, compared with fewer plant outages during the same period in 2008.

•	A decrease in pension, postretirement expenses, and medical benefit costs resulting from plan design changes and merger synergies.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

Integrys Energy Services' Segment Results of Operations

	Three Months Ended		%	Six Months Ended		%
(Millions, except natural gas sales volumes)	June 30		Increase	June 30		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$2,600.6	$1,648.4	57.8%	$5,014.7	$3,423.8	46.5%
Cost of fuel, natural gas, and purchased power	2,544.1	1,649.9	54.2%	4,827.4	3,316.6	45.6%
Margins	56.5	(1.5)	-%	187.3	107.2	74.7%
Margin Detail
Electric and other margins	100.8	(20.1)	-%	227.9	51.8	340.0%
Natural gas margins	(44.3)	18.6	-%	(40.6)	55.4	-%

Operating and maintenance expense	41.2	44.3	(7.0%)	81.4	75.9	7.2%
Depreciation and amortization	3.5	2.8	25.0%	7.0	5.6	25.0%
Taxes other than income taxes	1.4	1.7	(17.6%)	4.1	4.4	(6.8%)
Operating Income	$10.4	$(50.3)	-%	$94.8	$21.3	345.1%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kwh	41,125.2	29,412.1	39.8%	81,665.2	55,482.8	47.2%
Retail electric sales volumes in kwh	4,066.0	3,467.5	17.3%	8,044.7	5,954.5	35.1%
Wholesale natural gas sales volumes in bcf	148.6	112.4	32.2%	291.9	224.7	29.9%
Retail natural gas sales volumes in bcf	73.8	87.4	(15.6%)	181.9	199.3	(8.7%)

Physical volumes (includes only transactions settled physically for the periods shown) *
Wholesale electric sales volumes in kwh	1,072.8	607.9	76.5%	2,120.5	1,323.3	60.2%
Retail electric sales volumes in kwh	4,036.7	3,419.8	18.0%	7,989.4	5,859.2	36.4%
Wholesale natural gas sales volumes in bcf	137.4	105.5	30.2%	265.5	203.4	30.5%
Retail natural gas sales volumes in bcf	73.3	73.5	(0.3%)	180.9	165.0	9.6%
* Represents gross physical volumes.
kwh – kilowatt-hours
bcf – billion cubic feet

Revenue

●
Revenues increased $952.2 million quarter-over-quarter and $1,590.9 million for the six months ended June 30, 2008, compared with the same period in 2007, primarily resulting from higher energy prices and increased sales volumes (in part due to the addition of the nonregulated energy operations of PEC in February 2007).

Margins

Integrys Energy Services' margins increased $58.0 million in the second quarter of 2008, compared with the second quarter of 2007, and $80.1 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are generally related to the timing of gain and loss recognition of certain transactions and, prior to January 1, 2008, the settlement of the derivative instruments used to protect the value of former Section 29/45K federal tax credits.

	Increase (Decrease) in Margin for
(Millions except natural gas sales volumes)	Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Electric and other margins
Realized gains on structured origination contracts	$1.6	$2.7
Realized retail electric margin	1.2	20.3
All other realized wholesale electric margin	(2.4)	(8.2)

Other significant items:
Oil option activity	(0.2)	(1.2)
Retail and wholesale fair value adjustments*	120.7	162.5
Net increase in electric and other margins	120.9	176.1

Natural gas margins
Realized natural gas margins	21.9	25.9

Other significant items:
Mass market supply options	(0.2)	(0.8)
Spot to forward differential	(2.0)	1.2
Other fair value adjustments*	(82.6)	(122.3)
Net decrease in natural gas margins	(62.9)	(96.0)

Net increase in Integrys Energy Services' margin	$58.0	$80.1

*Combined, for the six months ended June 30, 2008, these two line items included a total of $11.5 million of gains resulting from the adoption of SFAS No. 157 in the first quarter of 2008.  See Note 18, "Fair Value," for more information.

Second Quarter 2008 Compared with Second Quarter 2007

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $120.9 million in the second quarter 2008, compared with the second quarter 2007.  The second quarter 2008 electric and other margins included the negative impact of $3.9 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with a $6.5 million negative impact in the second quarter of 2007.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $1.6 million, from $4.4 million in the second quarter 2007, to $6.0 million in the second quarter 2008.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  The increase was primarily due to continued growth in existing markets in the Midwest and northeastern United States, as well as expansion into markets in the western United States.

Realized retail electric margin

The realized retail electric margin increased $1.2 million, from $6.2 million in the second quarter 2007, to $7.4 million in the second quarter 2008.  The increase was driven by increased margins in Illinois and expansion into the Mid-Atlantic region, partially offset by lower margins in New England and Texas resulting from an increase in ancillary service cost.  Because Integrys Energy Services has fixed price contracts with many of its electric customers, it was not able to pass all of the increased charges for ancillary services on to its customers.

All other realized wholesale electric margin

All other realized wholesale electric margin decreased $2.4 million, from $19.3 million for quarter ended June 30, 2007, to $16.9 million for the quarter ended June 30, 2008.  Integrys Energy Services seeks to reduce market price risk and extract additional value from its generation and energy contract portfolios through various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).  Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies, generation facilities, and trading activities is expected due to changing market conditions.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, allows Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.  For more information on VaR, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk."

Oil option activity

Oil option activity drove a $0.2 million decrease in electric and other margins in the second quarter 2008, compared with the second quarter 2007.  Gains related to derivative accounting required fair value adjustments on oil options were $0.2 million in the second quarter of 2007.  The oil options, which were used to protect the value of the former Section 29/45K tax credits, were settled at the end of 2007, as the legislation that provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale fair value adjustments increased $120.7 million in the second quarter of 2008, compared with the same quarter in 2007.  Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the customer sales contracts, which are not considered derivative instruments.  These non-cash gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  As a result, Integrys Energy Services generally experiences unrealized losses on supply contracts in periods of declining market prices and unrealized gains in periods of increasing market prices.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $62.9 million in the second quarter of 2008, compared with the second quarter of 2007.  The second quarter 2008 natural gas margins included the positive impact of $1.5 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with a $0.5 million positive impact related to purchase accounting adjustments in the second quarter of 2007.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Realized natural gas margins

Realized natural gas margins increased $21.9 million, from $18.0 million in the second quarter of 2007, to $39.9 million during the same quarter in 2008.  The increased natural gas margin was driven by realized wholesale natural gas margins that were $15.8 million higher quarter-over-quarter primarily as a result of realized gains on natural gas storage transactions and increased emphasis on structured wholesale natural gas transactions through continued expansion into new markets.  The structured transactions involve serving customers such as regulated utilities, pipelines, retail marketers, and other large end users of natural gas.  The margin from retail natural gas operations in Illinois also increased $4.6 million quarter-over-quarter, driven by further market penetration in Illinois and a quarter-over-quarter reduction in the amortization of certain customer contracts that were required to be marked to fair value and recorded as intangible assets as a result of the acquisition of the nonregulated operations of PEC.

Mass-market supply options

Integrys Energy Services uses options to manage supply costs for mass-market customers and reduce the risk of price movements, customer migration, and changes in consumer consumption patterns.  Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the customer contracts.  Full requirements natural gas contracts with Integrys Energy Services' customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.  The unrealized gains and losses on options will reverse as the related customer sales contracts settle.

In the second quarter of 2008, options utilized to manage supply costs for mass-market customers drove a $0.2 million decrease in Integrys Energy Services' natural gas margin.  These options had a negative $0.1 million impact on margin in the second quarter 2008, compared with a $0.1 million positive impact on margin in second quarter 2007.

Spot to forward differential

Integrys Energy Services experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year.  Generally, injections of natural gas into storage inventory take place in the summer months and natural gas withdrawals take place in the winter months.  Integrys Energy Services' policy is to hedge the value of natural gas storage with contracts in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage.  However, fair market value hedge accounting rules require the natural gas in storage to be reflected at fair market value using spot prices, while the future sales contracts are reflected at fair value using forward prices.  When the spot price of natural gas changes disproportionately to the forward price of natural gas, Integrys Energy Services experiences volatility in its earnings.  Consequently, earnings volatility may occur within the contract period for natural gas in storage.  The accounting treatment does not affect the underlying cash flows or economics of these transactions.

The natural gas storage cycle had a $2.0 million negative quarter-over-quarter impact on natural gas margins.  For the second quarter of 2008, the natural gas storage cycle had a $0.1 million positive impact on margin, compared with a $2.1 million positive impact on margin for the same quarter in 2007.  At June 30, 2008, the market value of natural gas in storage was $1.3 million less than the market value of future sales contracts (net unrealized loss) related to the 2008/2009 natural gas storage cycle.  This difference will vary with market conditions and will reverse entirely having a positive impact on margin when all of the natural gas is withdrawn from storage.

Other fair value adjustments

Other derivative accounting required fair value adjustments primarily relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts, as well as contracts utilized to mitigate market price risk related to certain natural gas storage contracts.  Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be reflected at fair market value), without a corresponding  offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

The impact of the fair value adjustments discussed above drove an $82.6 million decrease in the natural gas margins as unrealized losses on these instruments were $84.2 million in the second quarter of 2008, compared with unrealized losses of $1.6 million for the second quarter of 2007.

Operating Income

Second quarter operating income at Integrys Energy Services increased $60.7 million, from a $50.3 million operating loss in 2007 to $10.4 million of operating income in 2008.  This increase results primarily from the $58.0 million quarter-over-quarter increase in margin discussed above, as well as a $3.1 million quarter-over-quarter decrease in operating and maintenance expense.  Operating and maintenance expense decreased from $44.3 million in the second quarter of 2007 to $41.2 million in the second quarter of 2008, driven by approximately $3 million of costs incurred in the second quarter of 2007 to repair a failed blade at one of Integrys Energy Services' merchant generation plants.

Six Months 2008 Compared with Six Months 2007

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $176.1 million during the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  For the six months ended June 30, 2008, electric and other margins included the negative impact of $5.5 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with a $9.4 million negative impact for the six months ended June 30, 2007.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $2.7 million, from $8.8 million for the six months ended June 30, 2007, to $11.5 million in the six months ended June 30, 2008.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  The increase was primarily due to continued growth in existing markets in the Midwest and northeastern United States, as well as expansion into markets in the western United States.

Realized retail electric margin

The realized retail electric margin increased $20.3 million from $4.4 million during the six months ended June 30, 2007, to $24.7 million during the six months ended June 30, 2008.  The increase was driven by the addition of new customers in Illinois as a result of the PEC merger, expansion into the Mid-Atlantic region and the resolution of certain regulatory issues in Northern Maine.

All other realized wholesale electric margin

All other wholesale electric margin decreased $8.2 million, from $30.4 million for six months ended June 30, 2007, to $22.2 million for the six months ended June 30, 2008.  Integrys Energy Services seeks to reduce market price risk and extract additional value from its generation and energy contract portfolios through various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).  Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies, generation facilities, and trading activities is expected due to changing market conditions.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, allows Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.  For more information on VaR, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk."

Oil option activity

Oil option activity drove a $1.2 million decrease in electric and other margins in the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  Unrealized gains on oil options were $1.2 million in the six months ended June 30, 2007.  The oil options used to protect the value of former Section 29/45K tax credits settled at the end 2007, as the legislation that provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale derivative accounting required fair value adjustments increased $162.5 million during the six months ended June 30, 2008, compared with the same period in 2007.  Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be reflected at market value), without a corresponding offset related to the customer sales contracts, which are not considered derivative instruments.  These non-cash gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  As a result, Integrys Energy Services generally experiences unrealized losses on supply contracts in periods of declining market prices and unrealized gains in periods of increasing market prices.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $96.0 million during the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  During the six months ended June 30, 2008, natural gas margins included the negative impact of $6.5 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with no significant impact related to purchase accounting adjustments during the six months ended June 30, 2007.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Realized natural gas margins

Realized natural gas margins increased $25.9 million, from $56.7 million in 2007, to $82.6 million in 2008.  The higher realized natural gas margin was primarily related to an $18.6 million increase in realized wholesale natural gas margins, driven by realized gains on natural gas storage transactions and increased emphasis on structured wholesale natural gas transactions through continued expansion into new markets.  The margin from retail natural gas operations in Illinois also increased $7.2 million period-over-period, driven by further market penetration in Illinois.

Mass-market supply options

During the six months ended June 30, 2008, options utilized to manage supply costs for mass-market customers drove a $0.8 million decrease in Integrys Energy Services' natural gas margin.  These options had a $1.6 million positive impact on margin in the six months ended June 30, 2008, compared with a $2.4 million positive impact on margin in six months ended June 30, 2007.

Spot to forward differential

The natural gas storage cycle had a $1.2 million positive impact on natural gas margins for the six months ended June 30, 2008, compared with the same period in 2007.  For the six months ended June 30, 2008, the natural gas storage cycle had a $4.3 million positive impact on margin, compared with a $3.1 million positive impact on margin for the same period in 2007.

Other fair value adjustments

Other fair value adjustments caused by derivative accounting treatment primarily relate to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts, as well as contracts utilized to mitigate market price risk related to certain natural gas storage contracts.  Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be reflected at fair value), without a corresponding offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

The impact of the fair value adjustments discussed above drove a $122.3 million decrease in the natural gas margins as unrealized losses on these instruments were $129.1 million in the six months ended June 30, 2008, compared with unrealized losses of $6.8 million for the six months ended June 30, 2007.

Operating Income

Integrys Energy Services' operating income for the six months ended June 30, 2008 increased $73.5 million, from $21.3 million in 2007 to $94.8 million in 2008.  This increase results from the $80.1 million increase in margin discussed above, partially offset by a $5.5 million increase in operating and maintenance expense.  Operating and maintenance expense increased from $75.9 million during the six months ended June 30, 2007 to $81.4 million during the six months ended June 30, 2008.  The increase in operating and maintenance expense was driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services (the most significant of which related to the integration of PEC's nonregulated operations into Integrys Energy Services).

Holding Company and Other Segment Operations

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Operating income (loss)	$1.3	$(7.3)	-%	$3.0	$(2.5)	-%

Second Quarter 2008 Compared with Second Quarter 2007

Operating income at the Holding Company and Other segment improved $8.6 million during the quarter ended June 30, 2008  driven by reductions in operating expenses relating to severance, relocation, and other costs recorded in the first quarter of 2007 associated with the PEC merger.  In addition, operating income of $1.2 million was generated at IBS in the second quarter of 2008, related to return on capital included in its service charges.  Operations at IBS, our wholly owned service company, did not commence until January 1, 2008.

Six Months 2008 Compared with Six Months 2007

Operating income at the Holding Company and Other segment improved $5.5 million during the six months ended June 30, 2008.

The increase in operating income was driven by:

•	Reductions in operating expenses related to severance, relocation, and other costs recorded during the first six months of 2007 associated with the PEC merger.

•	Operating income of $3.1 million generated at IBS during the six months ended June 30, 2008, which related to return on capital included in its service charges.

•
Partially offsetting the increases discussed above was a $7.8 million increase in operating expenses related to external costs to achieve merger synergies compared with the six months ended June 30, 2007.  This increase was primarily because in March 2007 all external costs to achieve merger synergies incurred from July 2006 through March 2007 were reallocated from the Holding Company and Other segment (where they were initially recorded) to the other reportable segments, which are the beneficiaries of the synergy savings resulting from the costs to achieve.  This had the impact of lowering operating expenses at the Holding Company and Other segment during the six months ended June 30, 2007.

Consolidated Integrys Energy Group Other Income (Expense)

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Operating income (loss)	$53.1	$(33.9)	-%	$287.8	$149.2	92.9%

Miscellaneous income	22.7	21.6	5.1%	40.8	33.9	20.4%
Interest expense	(33.5)	(42.6)	(21.4)%	(71.4)	(79.0)	(9.6)%
Minority interest	-	-	-%	-	0.1	-
Other expense	(10.8)	(21.0)	(48.6)%	(30.6)	(45.0)	(32.0)%

Income (loss) before taxes	42.3	(54.9)	-%	257.2	104.2	146.8%
Provision (benefit) for income taxes	17.5	(15.3)	-%	95.8	26.6	260.2%
Income (loss) from continuing operations	24.8	(39.6)	-%	161.4	77.6	108.0%

Discontinued operations, net of tax	0.1	24.0	(99.6)%	0.1	47.0	(99.8)%

Income (loss) before preferred stock dividends of subsidiary	$24.9	$(15.6)	-%	$161.5	$124.6	29.6%

Second Quarter 2008 Compared with Second Quarter 2007

Miscellaneous Income

Miscellaneous income increased $1.1 million, as a result of:

•
A $3.9 million increase in miscellaneous income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $15.9 million of pre-tax equity earnings from ATC during the second quarter of 2008, compared with $12.0 million of pre-tax equity earnings during the same quarter in 2007.

•
A $5.0 million loss recognized during the quarter ended June 30, 2007, related to Integrys Energy Services' former investment in a synthetic fuel facility.  As of December 31, 2007, the synthetic fuel facility was shut down as the legislation that made Section 29/45K federal tax credits available as a result of the production and sale of synthetic fuel expired effective December 31, 2007, making continued operation of this facility uneconomical.

•
The increase in miscellaneous income was partially offset by a $5.4 million decrease in foreign currency gains at Integrys Energy Services' Canadian subsidiaries.  These transactions are substantially hedged from an economic perspective and offset in margins, resulting in no significant impact on income available for common shareholders.

Interest Expense

Interest expense decreased $9.1 million, driven by the repayment of short-term borrowings used for working capital requirements at Integrys Energy Group.  A portion of the proceeds received from the sale of PEP in September 2007 were used to pay down the short-term debt.  Integrys Energy Services also experienced lower working capital requirements quarter-over-quarter.

Provision for Income Taxes

	Three Months Ended June 30
	2008	2007

Effective Tax Rate	41.4%	27.9%

Section 29/45K of the Internal Revenue Code that made tax credits available from the production and sale of synthetic fuel expired effective December 31, 2007, driving the change in the effective tax rate for the second quarter of 2008, compared with the second quarter of 2007.

Discontinued Operations

Income from discontinued operations, net of tax, decreased $23.9 million in the second quarter of 2008, compared with the second quarter of 2007.

•
In September 2007, Integrys Energy Group completed the sale of PEP.  During the quarter ended June 30, 2007, $24.0 million of after-tax income from discontinued operations was recognized related to PEP.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations" and Note 21, "Segments of Business."

Six Months 2008 Compared with Six Months 2007

Miscellaneous Income

Miscellaneous income increased $6.9 million, as a result of:

•
A $6.8 million increase in earnings from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $30.6 million of pre-tax equity earnings from ATC during the six months ended June 30, 2008, compared with $23.8 million for the same period in 2007.

•	A $9.6 million loss recognized during the quarter ended June 30, 2007, related to Integrys Energy Services' former investment in a synthetic fuel facility.

•
The increase in miscellaneous income was partially offset by a $7.0 million decrease in foreign currency gains at Integrys Energy Services' Canadian subsidiaries.  These transactions are substantially hedged from an economic perspective and offset in margins, resulting in no significant impact on income available for common shareholders.

Interest Expense

Interest expense decreased $7.6 million and was primarily driven by:

•
The repayment of short-term borrowings at Integrys Energy Group.  A portion of the proceeds received from the sale of PEP in September 2007 was used to pay down the short-term debt.  Integrys Energy Services also experienced lower working capital requirements quarter-over-quarter.

•
The decrease in interest expense discussed above was partially offset by combined interest expense at PGL and NSG, which increased $4.6 million from $11.0 million during the six months ended June 30, 2007, to $15.6 million for the same period in 2008.  The increase in interest expense at PGL and NSG is primarily due to the fact that these companies were first acquired on February 21, 2007.

Provision for Income Taxes

	Six Months Ended June 30
	2008	2007

Effective Tax Rate	37.2%	25.5%

Section 29/45K of the Internal Revenue Code that made tax credits available from the production and sale of synthetic fuel expired effective December 31, 2007, driving the increase in the effective tax rate for the six months ended June 30, 2008, compared with the six months ended June 30, 2007.  For the six months ended June 30, 2007, our ownership in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $8.0 million.

Discontinued Operations, Net of Tax

In September 2007, Integrys Energy Group completed the sale of PEP.  During the six months ended June 30, 2007, $32.2 million of after-tax income from discontinued operations was recognized related to PEP.

During 2007, Niagara Generation, LLC recognized after-tax income of $14.8 million, due to the $14.8 million after-tax gain recorded in discontinued operations related to the sale of this facility in January 2007.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations" and Note 21, "Segments of Business."

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

Operating Cash Flows

During the six months ended June 30, 2008, net cash provided by operating activities was $435.4 million, compared with $350.6 million for the same period in 2007.  This $84.8 million increase in cash provided by operating activities was primarily due to an increase in income available for common shareholders (adjusted for non-cash items) during the six months ended June 30, 2008, compared to the same period in 2007.  The increase was also driven by the partial refund of proceeds of $27.0 million received in 2005 from the liquidation of the nonqualified decommissioning trust fund to Wisconsin retail electric customers in the first half of 2007.  The refund of the proceeds received from the liquidation of this trust to Wisconsin retail electric customers was completed in the fourth quarter of 2007.

Investing Cash Flows

Net cash used for investing activities was $131.9 million during the six months ended June 30, 2008, compared with $195.2 million for the same period in 2007.  The $63.3 million period-over-period decrease in cash used for investing activities was primarily driven by the reimbursement of $99.7 million from ATC related to the construction of the transmission facilities required to support Weston 4, partially offset by an increase in capital expenditures of $43.5 million related to the construction of a natural gas lateral infrastructure, discussed below.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were:

Reportable Segment (millions)	2008	2007	Increase/Decrease

Electric utility	$75.2	$86.4	$(11.2)
Natural gas utility	105.6	53.0	52.6
Integrys Energy Services	9.8	7.5	2.3
Holding company and other	7.9	8.1	(0.2)
Integrys Energy Group consolidated	$198.5	$155.0	$43.5

The decrease in capital expenditures at the electric utility for the six months ended June 30, 2008, compared with the same period in 2007, was mainly due to a decrease in capital expenditures associated with the construction of Weston 4.  Weston 4 was commercially operational in June 2008.  The increase in capital expenditures at the natural gas utility segment for the six months ended June 30, 2008, compared with the same period in 2007, was primarily due to an increase in capital expenditures at PGL and NSG due to the fact that they were not acquired until February 21, 2007, as well as construction of a natural gas lateral infrastructure that will connect WPSC's natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $298.7 million during the six months ended June 30, 2008, compared with $150.0 million for the same period in 2007.  The $148.7 million period-over-period increase in cash used for financing activities was primarily driven by the repayment of short-term borrowings, made possible by the reimbursement of $99.7 million from ATC related to the construction of the transmission facilities required to support Weston 4.  WPSC was required to finance the cost of the ATC interconnection during construction prior to Weston 4 becoming operational.

Significant Financing Activities

Dividends paid increased during the six months ended June 30, 2008, over that paid for the same period in 2007, primarily as a result of the PEC merger.  Integrys Energy Group issued 31.9 million shares of common stock in conjunction with the PEC merger.  Integrys Energy Group's quarterly common stock dividend was also increased in February 2008, from 66 cents per share to 67 cents per share.

Integrys Energy Group had outstanding commercial paper borrowings of $105.9 million and $694.1 million at June 30, 2008, and 2007, respectively.  Integrys Energy Group had other outstanding short-term debt of $154.6 million as of June 30, 2008, and $171.5 million as of June 30, 2007.

On April 17, 2008, PGL completed the purchase of $51.0 million of Illinois Development Finance Authority Series 2003D Bonds, due October 1, 2037, and backed by PGL Series PP bonds.  Upon repurchase, the Auction Rate Mode was converted from a 35-day mode to a weekly mode.  This transaction was treated as a repurchase of the Series PP bonds by PGL.  As a result, the liability related to the Series PP bonds was extinguished.  The Company intends to hold the bonds while it continues to monitor the tax-exempt market and assess potential remarketing or refinancing opportunities.

Prior to January 1, 2008, Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  As a result of the plans, equity increased $25.2 million for the six months ended June 30, 2007.  In the first six months of 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.

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

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  None of the credit ratings for the issuers listed above, except WPSC's senior secured debt rating, changed since Integrys Energy Group filed its 2007 Annual Report on Form 10-K.

On March 13, 2008, Standard and Poor's raised the senior secured debt rating for WPSC one notch from A to A+.  The new rating was a result of a review and changes made to the collateral coverage requirements Standard and Poor's uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

Discontinued Operations

Net cash provided by discontinued operations was $3.1 million in the six months ended June 30, 2007, primarily related to proceeds received from the sale of Niagara in the first quarter of 2007.  For the six months ended June 30, 2008, there was no cash provided by discontinued operations.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries, as of June 30, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011-2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$3,441.4	$66.0	$514.8	$954.2	$1,906.4
Operating lease obligations	42.1	4.7	14.8	13.0	9.6
Commodity purchase obligations(2)	9,460.6	3,242.0	4,008.9	1,112.6	1,097.1
Purchase orders(3)	708.1	689.8	12.4	4.3	1.6
Capital contributions to equity method investment	34.6	34.6	-	-	-
Minimum pension funding	319.3	21.6	60.4	49.7	187.6
Total contractual cash obligations	$14,006.1	$4,058.7	$4,611.3	$2,133.8	$3,202.3

(1)
Represents bonds issued, notes issued, and loans made to Integrys Energy Group and its subsidiaries. Integrys Energy Group records all principal obligations on the balance sheet. For purposes of this table, it is assumed that the current interest rates on variable rate debt will remain in effect until the debt matures.

(2)
Energy supply contracts at Integrys Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers.  The utility subsidiaries expect to recover the costs of their contracts in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $695.3 million at June 30, 2008, as the amount and timing of payments are uncertain.  See Note 12, "Commitments and Contingencies."  Also, the table does not reflect any payments for the June 30, 2008, liability for uncertain tax positions.  See Note 11, "Income Taxes."

Capital Requirements

Estimated construction expenditures by company for the three-year period 2008 through 2010 are:

(Millions)
WPSC
Wind generation projects	$249.0
Environmental projects	138.5
Electric and natural gas distribution projects	215.5
Natural gas laterals to connect to Guardian II pipeline	65.4
Weston 4 (1)	33.2
Other projects	139.6

UPPCO
Electric distribution projects and repairs and safety measures at hydroelectric facilities	75.0

MGUC
Natural gas pipe distribution system and underground natural gas storage facilities	26.0

MERC
Natural gas pipe distribution system	49.5

PGL
Natural gas pipe distribution system and underground natural gas storage facilities (2)	391.0

NSG
Natural gas pipe distribution system	30.5

Integrys Energy Services
Landfill natural gas project, infrastructure project, and miscellaneous projects	42.9

IBS
Corporate services infrastructure projects	80.3
Total capital expenditures	$1,536.4

(1)
As of June 30, 2008, WPSC incurred a total cost of approximately $533 million related to its ownership interest in the project.  WPSC incurred a total cost of $99.7 million related to the construction of the transmission facilities required to support Weston 4, and received reimbursement for these costs from ATC in April 2008.  The Weston 4 power plant was commercially operational in June 2008.

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

Capital Resources

As of June 30, 2008, Integrys Energy Group and each of its subsidiaries were in compliance with all of their respective covenants under their lines of credit and other debt obligations.

For the period 2008 through 2010, Integrys Energy Group plans to use internally generated funds and debt and equity financings to fund capital requirements.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

See Note 8, "Short-Term Debt and Lines of Credit," for more information on our credit facilities and other short-term credit agreements.

Integrys Energy Group has the ability to publicly issue debt, equity, certain types of hybrid securities, and other financial instruments under an existing shelf registration statement.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.  Integrys Energy Group's Board of Directors has authorized the issuance of up to $700.0 million of equity, debt, or other securities under this shelf registration statement, $300.0 million of which was used in December 2006 when Integrys Energy Group issued junior subordinated notes.

In May 2008, WPSC filed a shelf registration statement, which was declared effective by the SEC in July 2008.  Under this Form S-3, WPSC may issue up to $250.0 million of senior debt securities within the next three years with amounts, prices and terms to be determined at the time of future offerings.

Other Future Considerations

Regulatory Matters and Rate Trends

To mitigate the volatility of natural gas prices, electric fuel generation, and purchased power costs in 2008 and beyond, WPSC is employing risk management techniques pursuant to its PSCW-approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

On February 1, 2007, the five utilities subject to the current Wisconsin fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to implement a 1% "dead band" to limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  The proposed "dead band" differs from the current trigger mechanism in that it would allow a utility to recover or refund all fuel costs outside of the band, rather than only those costs after the trigger date.  A proposed rule for PSCW Chapter 116, "Cost of Fuel," was issued by the Commission on July 3, 2008, incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  Comments on the proposed rules could be filed through August 6, 2008.  WPSC filed comments on the proposed fuel rules, continuing to support a true "dead band" of 1%.  The PSCW will need to agree on a proposed rule that will then be forwarded to the legislature for review and promulgation.

For a discussion of regulatory filings and decisions, see Note 20, "Regulatory Environment."

Uncollectible Accounts at the Natural Gas Utilities

The reserves for uncollectible accounts at the natural gas utilities reflect management's best estimate of probable losses on the accounts receivable balances.  The reserves are based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of natural gas prices and weather.

The impact of higher natural gas prices and a declining economic environment on natural gas customers could cause more accounts receivable to be uncollectible at the natural gas utilities.  Higher levels of uncollectible balances from natural gas customers at the utilities would negatively impact Integrys Energy Group's results of operations and could result in higher working capital requirements.

Industry Restructuring

-Illinois-

Integrys Energy Services markets natural gas to small commercial and industrial customers in Illinois.  Legislation had been circulating in the Illinois legislature that could have had a significant detrimental effect on Integrys Energy Services' ability to compete in this market.  All of the proposals have been voted down, and none are currently pending.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes a new method of receiving pre-construction approval for significant generating plant additions as opposed to the alternative method of seeking approval for recovery of costs after building a generation plant.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a state-wide energy efficiency program.  Discussions have moved to the legislature and several bills have been introduced, though none have been enacted at this time.

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

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Condensed Consolidated Balance Sheets, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges) or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the six months ended June 30, 2008.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2007(1)	$(0.2)	$89.5	$42.8	$132.1
Less: Contracts realized or settled during period(2)	(0.2)	22.0	36.0	57.8
Plus: Changes in fair value of contracts in existence at June 30, 2008(3)	-	(224.3)	270.1	45.8
Fair value of contracts at June 30, 2008(1)	$-	$(156.8)	$276.9	$120.1

(1)	Reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2)	Includes the value of contracts in existence at December 31, 2007, that were no longer included in the net mark-to-market assets as of June 30, 2008.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2007, and contracts that were entered into subsequent to December 31, 2007, which are included in Integrys Energy Services' portfolio at June 30, 2008, as well as gains and losses at the inception of contracts.

There were, in many cases, derivative positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these derivative positions are not reflected in the table above.

The table below shows Integrys Energy Services' risk management instruments categorized by fair value hierarchy levels and by maturity.  For more information on the fair value hierarchy, see Note 18, "Fair Value."

Integrys Energy Services Risk Management Contract Aging at Fair Value As of June 30, 2008 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Level 1	$(104.7)	$102.6	$10.3	$-	$8.2
Level 2	204.2	15.5	1.1	4.4	225.2
Level 3	(85.4)	(23.2)	(6.6)	1.9	(113.3)
Total fair value	$14.1	$94.9	$4.8	$6.3	$120.1

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes.  We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007, are still current and that there have been no significant changes, except as follows:

 Risk Management Activities

In conjunction with the implementation of SFAS No. 157, on January 1, 2008, Integrys Energy Group categorized its fair value measurements into three levels within a fair value hierarchy.  See Note 18, "Fair Value," for more information.

Integrys Energy Group has based its valuations on observable inputs whenever possible.  However, the valuation of certain derivative instruments requires the use of internally developed valuation techniques and/or significant unobservable inputs.  These valuations require a significant amount of management judgment and are classified as Level 3 measurements.  The majority of Integrys Energy Group's Level 3 measurements relate to risk management activities.  Of the total risk management assets on Integrys Energy Group's Condensed Consolidated Balance Sheets, $1,195.4 million (24.9%) utilized Level 3 measurements.  Of the total risk management liabilities, $1,299.4 million (28.7%) utilized Level 3 measurements.  Integrys Energy Group believes these valuations represent the fair values of these instruments as of the reporting date; however, the actual amounts realized upon settlement of these instruments could vary materially from the reported amounts due to movements in market prices and changes in the liquidity of certain markets.  There were no significant changes in the valuation techniques used by Integrys Energy Group to value its risk management instruments during the six months ended June 30, 2008.

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

Interest Rate Risk

Due mainly to decreases in commercial paper borrowings, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at June 30, 2008, a hypothetical increase in market interest rates of 100 basis points in 2008 would increase annual interest expense by $3.9 million.  Comparatively, based on the variable rate debt outstanding at June 30, 2007, an increase in interest rates of 100 basis points would have increased interest expense in 2007 by $10.4 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group’s exposure to the change.

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

The VaR for Integrys Energy Services' trading portfolio is presented in the following table:

	June	June
(Millions)	2008	2007

95% confidence level, one-day holding period	$2.2	$1.2
Average for 12 months ended	1.3	1.1
High for 12 months ended	2.2	1.2
Low for 12 months ended	0.9	0.9

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in the 2007 Annual Report on Form 10-K.

Item 4.                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Integrys Energy Group's management, with the participation of Integrys Energy Group's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Integrys Energy Group's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Integrys Energy Group's management has concluded that, as of the date of such evaluation, Integrys Energy Group's disclosure controls and procedures were effective in accumulating and alerting management about information relating to Integrys Energy Group (including its consolidated subsidiaries) as appropriate to allow timely decisions regarding required disclosures to be included in its periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in Integrys Energy Group's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 12, "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Labor Contracts

Union employees at PGL are represented by Local 18007 of the Utility Workers Union of America.  The collective bargaining agreement with PGL union employees expired on April 30, 2008.  PGL and the union reached agreement on a new 5-year collective bargaining agreement which extends to May 1, 2013.

Local 2285 of the International Brotherhood of Electrical Workers AFL-CIO represents union employees at NSG.  The collective bargaining agreement was due to expire on June 30, 2008.  NSG and the union reached agreement on a new 5-year collective bargaining agreement, which extends to June 30, 2013.

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in the 2007 Annual Report on Form 10-K for Integrys Energy Group filed on February 28, 2008.

Item 4.     Submission of Matters to a Vote of Security Holders

At the May 15, 2008 Integrys Energy Group Annual Meeting of Shareholders, Mr. Richard A. Bemis, Mr. William J. Brodsky, Mr. Albert J. Budney, Jr., Mr. Robert C. Gallagher, and Mr. John C. Meng were elected to three-year terms on the Board of Directors.  The vote was:

	Class B Directors - Term Expiring in 2011
	Bemis	Brodsky	Budney	Gallagher	Meng

Votes For	61,693,558	62,810,191	63,199,998	62,040,823	62,135,782
Votes Withheld	4,347,127	3,230,494	2,840,687	3,999,863	3,904,903
Shares Not Voted	10,383,410	10,383,410	10,383,410	10,383,409	10,383,410
Total Shares Outstanding	76,424,095	76,424,095	76,424,095	76,424,095	76,424,095

Election of Directors requires a plurality of the votes cast at a meeting of the common shareholders at which a quorum is present.

The continuing Board members are:

Class C Directors Term Expires in 2009	Class A Directors Term Expires in 2010

Keith E. Bailey Kathryn M. Hasselblad-Pascale John W. Higgins James L. Kemerling	Pastora San Juan Cafferty Ellen Carnahan Michael E. Lavin William F. Protz, Jr. Larry L. Weyers

In addition, shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for Integrys Energy Group and its subsidiaries for 2008.  The shareholders voted as follows:

Voted	Shares
For	63,381,328
Against	567,219
Abstained	2,092,138
Shares Not Voted	10,383,410
Total	76,424,095

Item 6.	Exhibits

The following documents are attached as exhibits or incorporated by reference herein:

3
Integrys Energy Group, Inc. By-laws as in effect at May 15, 2008 (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Current Report on Form 8-K dated May 15, 2008 and filed on May 20, 2008)

10
Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as amended and Restated Effective April 1, 2008 (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Current Report on Form 8-K dated April 10, 2008 and filed on April 15, 2008)

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

Integrys Energy Group, Inc.

Date: August 6, 2008	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group