Form 10-Q
period 2008-09-30
INTEGRYS ENERGY GROUP, INC.
filed 2008-11-06
CIK 916863

_____________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [ ] No [X]

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $1 par value, 76,423,037 shares outstanding at November 5, 2008

______________________________________________________________________________
______________________________________________________________________________

EXHIBIT INDEX	80

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms

ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
VBA	Volume Balancing Adjustment
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

●	Unexpected costs and/or unexpected liabilities related to the PEC merger;
●	Integrys Energy Group may be unable to achieve the forecasted synergies anticipated from the PEC merger, or it may take longer or cost more than expected to achieve these synergies;
●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group's regulated businesses;
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

●	Resolution of audits or other tax disputes with the IRS and various state, local, and Canadian revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which our subsidiaries operate;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including mergers, acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The impacts of changing financial market conditions, credit ratings, and interest rates on our liquidity and financing efforts;
●	The risks associated with changing commodity prices (particularly natural gas and electricity), including counterparty credit risk and the impact on general market liquidity;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrant from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions, except per share data)	2008	2007	2008	2007

Nonregulated revenue	$2,543.0	$1,556.5	$7,556.4	$4,983.2
Utility revenue	680.1	566.0	3,073.1	2,247.6
Total revenues	3,223.1	2,122.5	10,629.5	7,230.8

Nonregulated cost of fuel, natural gas, and purchased power	2,640.9	1,488.7	7,470.2	4,803.3
Utility cost of fuel, natural gas, and purchased power	338.0	286.8	1,927.6	1,358.8
Operating and maintenance expense	242.3	218.9	780.7	657.5
Goodwill impairment loss	-	-	6.5	-
Depreciation and amortization expense	56.7	52.5	163.8	143.3
Taxes other than income taxes	21.4	21.5	69.1	64.6
Operating income (loss)	(76.2)	54.1	211.6	203.3

Miscellaneous income	23.7	15.5	64.5	49.4
Interest expense	(39.5)	(48.2)	(110.9)	(127.2)
Minority interest	-	-	-	0.1
Other expense	(15.8)	(32.7)	(46.4)	(77.7)

Income (loss) before taxes	(92.0)	21.4	165.2	125.6
Provision (benefit) for income taxes	(33.6)	9.8	62.2	36.4
Income (loss) from continuing operations	(58.4)	11.6	103.0	89.2

Discontinued operations, net of tax	-	32.3	0.1	79.3
Income (loss) before preferred stock dividends of subsidiary	(58.4)	43.9	103.1	168.5

Preferred stock dividends of subsidiary	0.7	0.7	2.3	2.3
Income (loss) available for common shareholders	$(59.1)	$43.2	$100.8	$166.2

Average shares of common stock
Basic	76.7	76.2	76.5	70.0
Diluted	76.7	76.5	76.9	70.2

Earnings (loss) per common share (basic)
Income (loss) from continuing operations	$(0.77)	$0.14	$1.32	$1.24
Discontinued operations, net of tax	-	$0.43	-	$1.13
Earnings (loss) per common share (basic)	$(0.77)	$0.57	$1.32	$2.37

Earnings (loss) per common share (diluted)
Income (loss) from continuing operations	$(0.77)	$0.14	$1.31	$1.24
Discontinued operations, net of tax	-	$0.42	-	$1.13
Earnings (loss) per common share (diluted)	$(0.77)	$0.56	$1.31	$2.37

Dividends per common share declared	$0.670	$0.660	$2.010	$1.903

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$55.4	$41.2
Accounts receivable, net of reserves of $71.2 and $51.3, respectively	1,333.6	1,405.3
Accrued unbilled revenues	234.5	464.7
Inventories	1,127.9	663.4
Assets from risk management activities	1,771.1	840.7
Regulatory assets	256.9	141.7
Other current assets	259.3	169.3
Current assets	5,038.7	3,726.3

Property, plant, and equipment, net of accumulated depreciation of $2,693.6 and $2,602.2,
respectively	4,645.4	4,463.8
Regulatory assets	1,052.7	1,102.3
Assets from risk management activities	489.0	459.3
Goodwill	943.7	948.3
Pension assets	72.5	101.4
Other	456.9	433.0
Total assets	$12,698.9	$11,234.4

Liabilities and Shareholders' Equity
Short-term debt	$1,100.3	$468.2
Current portion of long-term debt	4.9	55.2
Accounts payable	1,355.5	1,331.8
Liabilities from risk management activities	1,675.3	813.5
Regulatory liabilities	24.0	77.9
Deferred income taxes	43.1	13.9
Other current liabilities	358.1	487.7
Current liabilities	4,561.2	3,248.2

Long-term debt	2,258.7	2,265.1
Deferred income taxes	515.7	494.4
Deferred investment tax credits	37.0	38.3
Regulatory liabilities	311.4	292.4
Environmental remediation liabilities	677.9	705.6
Pension and postretirement benefit obligations	219.1	247.9
Liabilities from risk management activities	429.6	372.0
Asset retirement obligations	145.6	140.2
Other	316.6	143.4
Long-term liabilities	4,911.6	4,699.3

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	3,175.0	3,235.8
Total liabilities and shareholders' equity	$12,698.9	$11,234.4

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2008	2007
Operating Activities
Income before preferred stock dividends of subsidiary	$103.1	$168.5
Adjustments to reconcile income before preferred stock dividends of subsidiary to net cash (used for) provided by operating activities
Discontinued operations, net of tax	(0.1)	(79.3)
Goodwill impairment loss	6.5	-
Depreciation and amortization expense	163.8	143.3
Recovery of MISO Day 2 expenses	14.6	0.9
Refund of non-qualified decommissioning trust	(0.4)	(57.0)
Recoveries and refunds of other regulatory assets and liabilities	36.0	41.5
Amortization of nonregulated customer contract intangibles	10.3	12.1
Net unrealized gains on nonregulated energy contracts	(37.9)	(19.4)
Nonregulated lower of cost or market inventory adjustments	119.5	13.9
Pension and postretirement expense	36.6	51.4
Pension and postretirement funding	(27.0)	(25.4)
Deferred income taxes and investment tax credit	65.8	(114.1)
Gains due to settlement of contracts pursuant to the merger with PEC	-	(4.0)
Loss on sale of property, plant and equipment	1.5	-
Equity income, net of dividends	(11.3)	3.8
Other	(37.3)	(52.2)
Changes in working capital
Receivables, net	223.1	697.7
Inventories	(696.3)	(181.0)
Other current assets	(95.0)	56.2
Accounts payable	18.5	(434.4)
Temporary LIFO liquidation credit	-	(132.7)
Other current liabilities	(193.2)	220.2
Net cash (used for) provided by operating activities	(299.2)	310.0

Investing Activities
Capital expenditures	(355.2)	(250.5)
Proceeds from the sale of property, plant and equipment	9.2	6.8
Purchase of equity investments and other acquisitions	(27.6)	(52.9)
Cash paid for transaction costs pursuant to the merger with PEC	-	(14.0)
Cash paid for transmission interconnection	(17.4)	(23.9)
Restricted cash for repayment of long-term debt	-	22.0
Proceeds received from transmission interconnection	99.7	-
Other	4.0	8.5
Net cash used for investing activities	(287.3)	(304.0)

Financing Activities
Short-term debt, net	632.1	(489.1)
Gas loans, net	180.8	3.7
Repayment of long-term debt	(54.7)	(23.8)
Payment of dividends
Preferred stock	(2.3)	(2.3)
Common stock	(152.9)	(126.9)
Issuance of common stock	-	36.0
Other	(2.3)	5.6
Net cash provided by (used for) financing activities	600.7	(596.8)

Change in cash and cash equivalents - continuing operations	14.2	(590.8)
Change in cash and cash equivalents - discontinued operations
Net cash provided by operating activities	-	24.3
Net cash provided by investing activities	-	799.6
Change in cash and cash equivalents	14.2	233.1
Cash and cash equivalents at beginning of period	41.2	23.2
Cash and cash equivalents at end of period	$55.4	$256.3

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2008	2007
Cash paid for interest	$101.2	$88.5
Cash paid for income taxes	123.1	30.0

Significant non-cash transactions were:

	Nine Months Ended September 30
(Millions)	2008	2007
Construction costs funded through accounts payable	$38.0	$29.8
Equity issued for net assets acquired in PEC merger	-	1,559.3
Realized gain on settlement of contracts due to PEC merger	-	4.0

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of September 30, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Utility Segments
Commodity contracts	$233.4	$8.2	$356.5	$30.4
Financial transmission rights	12.3	13.4	6.2	4.4
Cash flow hedges – commodity contracts	-	-	0.8	0.3
Nonregulated Segments
Non-hedge derivatives	1,871.7	1,241.4	1,687.4	1,125.7
Fair value hedges
Commodity contracts	21.0	7.4	-	2.0
Interest rate swaps	1.1	-	-	0.3
Cash flow hedges
Commodity contracts	120.6	29.6	50.4	18.3
Interest rate swaps	-	-	3.6	4.1
Total	$2,260.1	$1,300.0	$2,104.9	$1,185.5
Balance Sheet Presentation
Current	$1,771.1	$840.7	$1,675.3	$813.5
Long-term	489.0	459.3	429.6	372.0
Total	$2,260.1	$1,300.0	$2,104.9	$1,185.5

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

(Millions)	September 30, 2008	December 31, 2007
Cash collateral provided to others	$84.4	$23.5
Cash collateral received from others	18.9	49.1

On the Condensed Consolidated Balance Sheets, cash collateral provided to others is reflected in accounts receivable, and cash collateral received from others is reflected in other current liabilities.

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

The derivatives listed in the above table as "commodity contracts" include natural gas purchase contracts as well as financial derivative contracts (NYMEX futures, options, and swaps) used by both the electric and natural gas utility segments to mitigate the risk associated with market price volatility of natural gas.

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

Integrys Energy Services also enters into commodity derivative contracts that are designated as either fair value or cash flow hedges.  Integrys Energy Services uses fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income (Loss) was not significant for the three months ended September 30, 2008, and 2007.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income (Loss) was a pre-tax loss of $2.8 million for the nine months ended September 30, 2008, and was not significant for the nine months ended September 30, 2007.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax loss of $2.5 million during the three months ended September 30, 2008, and was a pre-tax loss of $9.8 million during the three months ended September 30, 2007.  The amount excluded was not significant during the nine months ended September 30, 2008, and was a pre-tax loss of $6.7 million during the nine months ended September 30, 2007.

Commodity contracts that are designated as cash flow hedges extend through April 2014, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income (Loss) related to commodity contracts was a pre-tax gain of $3.5 million during the three months ended September 30, 2008, and was not significant during the three months ended September 30, 2007.  Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income (Loss) related to commodity contracts was not significant during the nine months ended September 30, 2008, and was a pre-tax loss of $5.7 million during the nine months ended September 30, 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur.  The amount reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was not significant during the three months ended September 30, 2008, and 2007.  The amount reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was a pre-tax loss of $2.6 million during the nine months ended September 30, 2008, and was not significant during the nine months ended September 30, 2007.  In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax gain of $25.8 million will be recognized in earnings as the hedged transactions occur.  We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

NOTE 4--DISCONTINUED OPERATIONS

PEP

In September 2007, Integrys Energy Group completed the sale of PEP, an oil and natural gas production subsidiary acquired in the PEC merger, for $869.2 million, net of certain post-closing adjustments.

Components of discontinued operations recorded in the Condensed Consolidated Statements of Income (Loss) related to PEP were:

(Millions)	Three Months Ended September 30, 2007	February 22, 2007 through September 30, 2007

Nonregulated revenue	$43.4	$114.2

Operating and maintenance expense	12.5	28.5
Gain on PEP sale	(22.7)	(22.7)
Taxes other than income taxes	1.4	5.1
Other expense	0.1	0.1

Income before taxes	52.1	103.2
Provision for income taxes	19.7	38.6
Discontinued operations, net of tax	$32.4	$64.6

It is Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  PEP had no external debt obligations during the periods shown above.

Niagara

In January 2007, Integrys Energy Services completed the sale of Niagara for approximately $31 million.  This facility was a merchant generation facility and sold power on a wholesale basis.  The gain recorded in 2007 was $24.6 million ($14.8 million after-tax) and was included as a component of discontinued operations.

During the nine months ended September 30, 2008, Integrys Energy Services recorded $0.1 million of operating and maintenance expenses in discontinued operations related to amortization of an environmental indemnification guarantee included as part of the sale agreement.

Components of discontinued operations recorded in the Condensed Consolidated Statements of Income (Loss) related to Niagara for the nine months ended September 30, 2007 were:

(Millions)	Nine Months Ended September 30, 2007

Nonregulated revenue	$1.5

Nonregulated cost of fuel, natural gas, and purchased power	1.0
Operating and maintenance expense	0.5
Gain on Niagara sale	(24.6)

Income before taxes	24.6
Provision for income taxes	9.9

Discontinued operations, net of tax	$14.7

No interest expense was allocated to discontinued operations as Niagara had no external debt obligations during the period shown above.

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

PEC Merger

The PEC merger was completed on February 21, 2007.  The merger was accounted for under the purchase method of accounting, with Integrys Energy Group as the acquirer.  In the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The total purchase price was approximately $1.6 billion.  The results of operations attributable to PEC are included in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008, and for the period from February 22, 2007, through September 30, 2007.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed.  The excess of the purchase price over the estimated fair values of the tangible net assets acquired was allocated to identifiable intangible assets, with the remainder allocated to goodwill.

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan was implemented, which included a process to eliminate duplicative positions within Integrys Energy Group.  Costs associated with the merger-related involuntary termination of employees at PEC (the acquired company) were recognized as a liability assumed in the merger and included in the purchase price allocation in accordance with Emerging Issues Task Force Issue No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination."  The following table summarizes the activity related to these specific costs for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007
Accrued employee severance costs at beginning of period	$0.2	$5.0	$1.3	$-
Adjustments to purchase price	-	(3.7)	-	1.4
Cash payments	(0.1)	(0.1)	(1.2)	(0.2)
Accrued employee severance costs at end of period	$0.1	$1.2	$0.1	$1.2

Costs related to the involuntary termination of the acquirer's employees are expensed following the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  Costs associated with the relocation or voluntary terminations of both Integrys Energy Group and PEC employees are expensed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."  These costs are shown in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007
Accrued employee severance costs at beginning of period	$4.3	$5.0	$4.8	$-
Severance expense recorded	0.2	0.1	2.3	5.2
Cash payments	(2.5)	(1.0)	(5.1)	(1.1)
Accrued employee severance costs at end of period	$2.0	$4.1	$2.0	$4.1

Supplemental Pro Forma information

The following table shows pro forma results of operations for Integrys Energy Group for the nine months ended September 30, 2007, as if the acquisition of PEC had been completed at January 1, 2007.  Pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results would have been had the acquisition actually occurred on January 1, 2007.

(Millions, except per share amounts)	Pro Forma for the Nine Months Ended September 30, 2007
Total revenues	$7,936.1
Income from continuing operations	$119.3
Income available for common shareholders	$198.3
Basic earnings per share – continuing operations	$1.54
Basic earnings per share	$2.61
Diluted earnings per share – continuing operations	$1.53
Diluted earnings per share	$2.60

NOTE 6-- NATURAL GAS IN STORAGE

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  At September 30, 2008 and 2007, all LIFO layers were replenished and the LIFO liquidation credit balance was zero.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had the following changes to the carrying amount of goodwill for the nine months ended September 30, 2008:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Goodwill recorded at December 31, 2007	$936.8	$11.5	$948.3
Adjustments to PEC purchase price allocation related to income taxes	2.0	(0.1)	1.9
Impairment loss *	(6.5)	-	(6.5)
Goodwill recorded at September 30, 2008	$932.3	$11.4	$943.7

* A goodwill impairment loss in the amount of $6.5 million, after-tax, was recognized for NSG in the second quarter of 2008.  On at least an annual basis, Integrys Energy Group is required by generally accepted accounting principles to test goodwill for impairment at each of its reporting units.  Reporting units at Integrys Energy Group that have a goodwill balance and are subject to these impairment tests include PGL, NSG, MGUC, MERC, WPSC's natural gas utility, and Integrys Energy Services.  PGL, NSG, MGUC, and MERC  were recorded at their approximate fair market values at the date of acquisition.  Since the acquisitions of PGL, NSG, MGUC, and MERC all occurred within the last few years, even a slight decline in fair value can result in a potential impairment loss.  In order to identify a potential impairment, the estimated fair value of a reporting unit is compared with its carrying amount, including goodwill.  A present value technique was utilized to estimate the fair value of NSG at April 1, 2008.  The goodwill impairment recognized for NSG was due to a decline in the estimated fair value of NSG, caused primarily by a decrease in forecasted results as compared to the forecast at the time of the acquisition.  Worsening economic factors also contributed to the decline in fair value.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets as listed below.

(Millions)	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(13.0)	$19.6	$32.6	$(9.3)	$23.3
Natural gas and electric contract assets (2), (3)	60.1	(50.2)	9.9	60.1	(34.1)	26.0
Natural gas and electric contract liabilities (2), (4)	(33.6)	18.8	(14.8)	(33.6)	13.1	(20.5)
Emission allowances (5)	2.2	(0.1)	2.1	2.4	(0.2)	2.2
Renewable energy credits (6)	2.3	(1.7)	0.6	0.4	(0.4)	-
Other	3.1	(0.9)	2.2	3.4	(0.8)	2.6
Total	66.7	(47.1)	19.6	65.3	(31.7)	33.6

Unamortized intangible assets
Trade name (7)	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$71.9	$(47.1)	$24.8	$70.5	$(31.7)	$38.8

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's non-utility home services business. The remaining weighted-average amortization period for customer-related intangible assets is approximately 8 years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments and, as a result, were recorded as intangible assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $6.9 million and $3.0 million, respectively, which have a weighted-average amortization period of 1 year.

(4)
Includes both short-term and long-term intangible liabilities related to customer contracts in the amount of $6.3 million and $8.5 million, respectively, which have a weighted-average amortization period of 2.3 years.

(5)	Emission allowances do not have a contractual term or expiration date.

(6)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards, as well as for trading purposes.

(7)	Represents the fair value of the MGUC trade name acquired from Aquila.

Intangible asset amortization expense, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization.  Amortization for the threemonths ended September 30, 2008, and 2007, was $2.1 million and $1.7 million, respectively.  Amortization for the nine months ended September 30, 2008, and 2007, was $5.8 million and $4.1 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For three months ending December 31, 2008	$1.4
For year ending December 31, 2009	4.3
For year ending December 31, 2010	3.7
For year ending December 31, 2011	3.1
For year ending December 31, 2012	2.1

Amortization of natural gas and electric contract intangible assets and liabilities was recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the three months ended September 30, 2008, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $0.2 million, while amortization of these contracts for the three months ended September 30, 2007, resulted in a reduction to nonregulated cost of fuel, natural gas, and purchased power of $3.2 million.  Amortization of these contracts for the nine months ended September 30, 2008, and 2007, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $10.3 million and $12.1 million, respectively.

Amortization of these contracts for the next five fiscal years is estimated to be:

(Millions)
For three months ending December 31, 2008	$3.0
For year ending December 31, 2009	(2.9	)*
For year ending December 31, 2010	(2.7	)*
For year ending December 31, 2011	(2.0	)*
For year ending December 31, 2012	(0.3	)*

*
Amortization of these contracts is anticipated to decrease nonregulated cost of fuel, natural gas, and purchased power because the fair value of the portion of the contracts that relates to these periods was negative (or "out-of-the-money") at the date the respective businesses were acquired.

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.

(Millions, except percentages)	September 30, 2008	December 31, 2007
Commercial paper outstanding	$808.2	$308.2
Average discount rate on outstanding commercial paper	5.23%	5.51%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	2.44%	5.20%
Borrowings under revolving credit facilities	$282.1	$150.0
Average discount rate on revolving credit facilities	3.73%	3.56%

The commercial paper at September 30, 2008, had varying maturity dates ranging from October 1, 2008, through November 4, 2008.

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity.

(Millions)	Maturity	September 30, 2008	December 31, 2007
Credit agreements and revolving notes
Revolving credit facility (Integrys Energy Group) (1)	06/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group) (1)	06/09/11	500.0	500.0
Revolving credit facility (WPSC)(2)	06/02/10	115.0	115.0
Revolving credit facility (PEC)(1) (4)	06/13/11	400.0	400.0
Revolving credit facility (PGL)(3)	07/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services)(4) (5)	04/08/09	175.0	150.0
Revolving short-term notes payable (WPSC)(6)	05/01/09	10.0	10.0
Uncommitted secured cross-exchange agreement (Integrys Energy Services) (7)	04/15/09	25.0	25.0
Total short-term credit capacity		$1,975.0	$1,950.0

Less:
Uncollateralized portion of gross margin credit agreement		17.9	10.8
Letters of credit issued inside credit facilities		290.5	138.9
Loans outstanding under credit agreements		292.1	160.0
Commercial paper outstanding		809.0	308.2
Accrued interest or original discount on outstanding commercial paper		0.8	0.5
Available capacity under existing agreements		$564.7	$1,331.6

(1)	Provides support for Integrys Energy Group's commercial paper borrowing program.

(2)	Provides support for WPSC's commercial paper borrowing program.

(3)	Provides support for PGL's seasonal commercial paper borrowing program.

(4)	Borrowings under these agreements are guaranteed by Integrys Energy Group.

(5)	This facility matured in April 2008, at which time the available borrowing capacity under the facility was increased to $175.0 million and the maturity date was extended to April 8, 2009.

(6)	This facility is renewed every six months.

(7)
This facility matured in April 2008, at which time the facility was renewed and the maturity date was extended.  However, in October 2008 borrowings under this facility were paid in full as the facility was terminated and borrowings under this facility are no longer available.

In November 2008, Integrys Energy Group entered into an approximately $150 million short-term debt agreement extending through March 2009 to finance its working capital requirements and for general corporate purposes.  The agreement requires principal and interest payments to be made in Yen, which exposes Integrys Energy Group to foreign currency exchange risk.  In order to mitigate this risk, Integrys Energy Group entered into foreign currency exchange contracts intended to hedge the exposure related to changes in the United States Dollar to Japanese Yen exchange rate.

In November 2008, Integrys Energy Group entered into a $250 million revolving credit agreement, which extends to May 2009.

NOTE 9--LONG-TERM DEBT

(Millions)	September 30, 2008	December 31, 2007
WPSC	$747.1	$747.1
UPPCO	12.6	12.6
PEC	326.1	325.3
PGL(1) (2)	451.0	502.0
NSG	69.0	69.1
Integrys Energy Group	550.0	550.0
Unsecured term loan due 2010 – Integrys Energy Group	65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets	8.6	10.5
Integrys Energy Services' loan	-	0.1
Other term loan	27.0	27.0
Senior secured note (3)	-	1.7
Total	2,257.0	2,311.0
Unamortized discount and premium on bonds and debt	6.6	9.3
Total debt	2,263.6	2,320.3
Less current portion (2)	(4.9)	(55.2)
Total long-term debt	$2,258.7	$2,265.1

(1)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for the period beginning January 1, 2008, and ending September 30, 2008, was 4.775% for these bonds.  On April 17, 2008, PGL completed the purchase of $51.0 million of Illinois Development Finance Authority Series 2003D Bonds, due October 1, 2037, and backed by PGL Series PP bonds.  Upon repurchase, the Auction Rate Mode was converted from a 35-day mode to a weekly mode.  This transaction was treated as a repurchase of the Series PP bonds by PGL.  As a result, the liability related to the Series PP bonds was extinguished.  The Company intends to hold the bonds while it continues to monitor the tax-exempt market and assess potential remarketing or refinancing opportunities.

(2)
On February 1, 2008, the interest rate on the $50.0 million 3.05% Series LL first mortgage bonds at PGL, which support the Illinois Development Finance Authority Adjustable-Rate Gas Supply Refunding Revenue Bonds, Series 2003B, was established at a term rate of 3.75% through January 31, 2012, adjustable after February 1, 2012.  These bonds were subject to a mandatory tender for purchase for remarketing on February 1, 2008, and, as a result, were presented in the current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2007.  These bonds were included as long-term debt in the September 30, 2008 Condensed Consolidated Balance Sheet.

(3)
On June 26, 2008, Upper Peninsula Building Development Corporation, a subsidiary of Integrys Energy Group, repaid the outstanding principal balance on its 9.25% senior secured note.  The note was secured by a first mortgage lien on a building sold in July 2008 that was previously owned and leased to UPPCO for use as their corporate headquarters.

In November 2008, PGL issued $45 million of 7.0%, 5-year first and refunding mortgage bonds and$5 million of 8.0%, 10-year first and refunding mortgage bonds.  The net proceeds from the issuance of these bonds were used to reduce short-tem debt and for other general corporate utility purposes.

In November 2008, NSG issued $6.5 million of 7.0%, 5-year first mortgage bonds.  The net proceeds from the issuance of the first mortgage bonds were used for other general corporate utility purposes.

NOTE 10--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of Integrys Energy Group through September 30, 2008.
(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2007	$139.5	$0.7	$140.2
Accretion	5.9	-	5.9
Other	-	(0.5)	(0.5)
Asset retirement obligations at September 30, 2008	$145.4	$0.2	$145.6

NOTE 11--INCOME TAXES

Integrys Energy Group's effective tax rates for the three and nine months ended September 30, 2008, were 36.5% and 37.7%, respectively.  The effective tax rates for the three and nine months ended September 30, 2007, were 45.8% and 29.0%, respectively.  Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate.  The effective tax rate for the three and nine months ended September 30, 2008, differs from the federal tax rate of 35%, primarily due to the quarterly adjustment required to adjust the interim effective tax rate to reflect the annual projected effective tax rate, state income taxes, and the impact of certain permanent book to tax return differences.  The effective tax rate for the three and nine months ended September 30, 2007, differs from the federal tax rate of 35%, primarily due to the effects of Section 29/45K federal tax credits related to Integrys Energy Services' ownership in a synthetic fuel production facility, the quarterly adjustment required to adjust the interim effective tax rate to reflect the annual projected effective tax rate, and state income taxes.  Section 29/45K of the Internal Revenue Code, which provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel, expired effective December 31, 2007.

For the three and nine months ended September 30, 2008, the liability for uncertain tax positions increased $7.3 million and $6.6 million, respectively.  These changes reflect the filing of the 2007 Federal tax return in the third quarter of 2008.  The year-to-date increase also reflects the settlement and re-measurement of the obligations associated with uncertain tax positions as part of closing and settling examinations with the IRS and the State of Wisconsin during the second quarter of 2008.

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

The obligations described below are as of September 30, 2008.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $622.1 million, obligations of $1.4 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $14.3 million, which extend through 2013.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1.3 billion, some of which extend through 2028.
●
Integrys Energy Services has obligations related to energy supply contracts that extend through 2017 and total $4.8 billion.  The majority of these obligations end by 2010, with obligations totaling $611.7 million extending beyond 2010.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $659.7 million, and relate to normal business operations as well as large construction projects.

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

Pulliam Air Notice of Violation

In September 2007, a NOV was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPSC met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  While not finally confirmed by the WDNR, WPSC understands that this issue is essentially resolved.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPSC's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court, briefing is completed, and the parties presented oral arguments on November 3, 2008.

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

There is a possibility that an event at the Weston 4 facility may have resulted in a permit limit exceedance for carbon monoxide and sulfur dioxide during startup that may result in an enforcement action by the WDNR.  Corrective actions have been taken and the WDNR has requested additional information prior to determining what enforcement action will be taken.  It is possible that the WDNR will issue a NOV and impose a fine, but the amount cannot be estimated at this time.

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

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446), requiring WPSC to control annual system mercury emissions in phases with the first phase beginning in 2008.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and require a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The current version of Chapter NR 446 applies to all WPSC units except Weston 4.  Weston 4 installed mercury control technology which will achieve a mercury emission rate that meets the permit limit for mercury.

The State of Wisconsin has recently developed a revised draft rule to Chapter NR 446 that requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  This rule has been approved by the state Natural Resources Board and is expected to become final in December 2008.  WPSC estimates capital costs of approximately $30 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the proposed reductions in the State's revised draft rule.  These costs may change based on the requirements of the final rule.  The capital costs are expected to be recovered in future rate cases.  In May 2008, a group of industry stakeholders filed suit, claiming that the WDNR's mercury rulemaking process violates a state statute.  The court ruled against the challenge but a new suit is likely to be filed.

Following the promulgation of a federal mercury control and monitoring rule in 2005 by the EPA, the State of Wisconsin filed suit along with other states in opposition of the rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule) in 2005.  The rule was intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The Clean Air Interstate Rule required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  The rule allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, had completed the state legislative review and had been forwarded to the EPA for final review.

On July 11, 2008, the United States Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule and the associated Federal Implementation Plan.  The EPA has requested a rehearing of the decision and is waiting for the court to respond to its request.

Prior to the court's vacatur decision, WPSC was evaluating a number of options, including using the cap and trade program and/or installing controls.  Since the vacatur decision, the value of annual nitrogen oxide emission allowances that were to be utilized in the cap and trade program under the Clean Air Interstate Rule has decreased significantly and trading in annual nitrogen oxide emission allowances has all but ceased.  WPSC does not currently own any annual nitrogen oxide emission allowances; however, at the time of the court decision, WPSC had entered into contracts for the purchase of a small amount of ozone seasonal nitrogen oxide emission allowances in 2009 through 2012 and was in the process of negotiating the purchase of annual nitrogen oxide emission allowances in 2009.  Whether WPSC ultimately acquires any annual nitrogen oxide emission allowances or not, WPSC does not expect any material impact as a result of the vacatur of the Clean Air Interstate Rule with respect to nitrogen oxide emission allowances.  The vacatur decision has also affected the status of the Best Available Retrofit Technology rule.  The status of WPSC units under that rule is currently being evaluated.  For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis, and assuming controls or conversion are still required, WPSC estimates capital costs of $533 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

Integrys Energy Group's natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas and, as such, are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPSC, MGUC, PGL, and NSG.  Nine of these sites have been transferred to the EPA Superfund Alternative Sites Program, and 11 sites have been transferred to the EPA's Superfund Removal Program, with the intent of being transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for $676.4 million of future undiscounted investigation and cleanup costs as of September 30, 2008.  Integrys Energy Group recorded a regulatory asset of $728.7 million, net of insurance recoveries received of $54.0 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of September 30, 2008.

The natural gas utilities are coordinating the investigation and the cleanup of the manufactured gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors

Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels that NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plan was completed in August 2008.  Operation of the groundwater treatment unit began in September 2008 and is expected to be up to fullcapacity during the first quarter of 2009.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

With respect to portions of certain sites in the City of Chicago (Chicago), PGL received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels.  Some of these demands seek to require PGL to perform extensive investigations or remediations.  These demands include notice letters sent to PGL by River Village West.  In April 2005, River Village West filed suit against PGL in the United States District Court for the Northern District of Illinois under Resource Conservation and Recovery Act (RCRA).  The suit, River Village West LLC et al. v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005) (RVW II), seeks an order directing PGL to remediate three former sites: the former South Station, the former Throop Street Station, and the former Hough Place Station.

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

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.  In June 2007, PGL filed a motion to dismiss, or in the alternative, stay the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA Superfund Removal program.  On September 28, 2007, the federal district court issued a ruling staying the litigation "pending the conclusion of the United States EPA actions" at these sites.  The plaintiffs filed a motion for reconsideration.  The court reconsidered the stay and on September 25, 2008, granted PGL's motion for a judgment on the pleadings dismissing the suit.  On October 24, 2008, the plaintiffs filed their notice of appeal of the district court's ruling.  Management cannot predict the outcome of the appeal.

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

UPPCO has completed significant environmental restoration activities and is working with the Michigan Department of Environmental Quality to determine what additional activities and mitigation projects are necessary to resolve the impacts associated with this event.  Integrys Energy Group maintains a comprehensive insurance program that includes UPPCO that it believes is sufficient to cover its responsibilities related to this event.  The self-insured retention on this policy is not material to Integrys Energy Group.

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of incremental operating and maintenance costs that are not reimbursable through insurance.  At this time, it is expected that all of these costs will be recovered by third party settlements.  UPPCO also received approval from the MPSC to defer incremental power supply costs associated with the incident.  Recovery of the deferred power supply costs is the subject of a current rate proceeding.

Construction has commenced in order to restore Silver Lake for power generation.  UPPCO continues to work with a board of consultants and the FERC to oversee the design and construction process.  It is anticipated that construction will be finished by the end of 2008, but completion depends largely on site conditions.

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

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels.  Integrys Energy Group is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures by our regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Escanaba Water Permit Issues

UPPCO operates the Escanaba Generating Station (EGS) under contract with its owner, the City of Escanaba (City).  While the City owns the water permits for EGS, UPPCO's personnel provide testing and certification of waste water discharges.  In September 2008, UPPCO became aware of potential water discharge permit violations regarding reported pH and oil and grease readings at EGS.  Corrective actions have been implemented at the plant, notification has been provided to the City, and UPPCO has self reported the potential permit violations to the Michigan Department of Environmental Quality (MDEQ).  The MDEQ has requested additional information prior to determining what enforcement action will be taken.

Depending upon the results of the MDEQ's review of the information provided by UPPCO, the MDEQ, in consultation with the Michigan Attorney General Office, may perform any of the following:

●	assess a fine and/ or seek criminal charges against UPPCO,
●	assess a fine and /or seek criminal charges against the former manager who certified the reports, and /or
●	close out the investigation.

Natural Gas Charge Reconciliation Proceedings and Related Matters

Natural Gas Charge Settlement

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.  The natural gas charge represents the cost of natural gas and transportation and storage services purchased by PGL and NSG, as well as gains, losses, and costs incurred under PGL's and NSG's hedging program (Gas Charge).  In these proceedings, interested parties review the accuracy of the reconciliation of revenues and costs and the prudence of natural gas costs recovered through the Gas Charge.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order the utility companies to refund the affected amount to customers through subsequent Gas Charge filings.

Pursuant to a 2006 settlement agreement related to fiscal year 2001-2004 natural gas costs, PEC agreed to make payments of up to $30.0 million toward the funding of conservation and weatherization programs for low and moderate income customers.  PGL and NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with these conservation programs.  At the date of the PEC merger, $25.0 million of that amount had not yet been paid, and was recorded as a preacquisition contingency.  As of September 30, 2008, $15.4 million remained unpaid, of which $5.0 million was included in other current liabilities, and $10.4 million was included in other long-term liabilities.  PGL and NSG also refunded certain amounts related to fiscal 2001 through 2004 natural gas costs, but those refunds had been completed prior to the PEC merger.

The settlement agreement provided that PGL and NSG would cooperate with Chicago and the Illinois Attorney General (AG) to identify those customers who were not receiving natural gas as of the date of the Agreement that were financial hardship cases.  The hardship cases were identified by the utilities, the AG, and Chicago.  Following identification, PGL and NSG reconnected the hardship cases.  PGL and NSG forgave all outstanding debt for reconnected customers.  Although PGL and NSG believe they have fully complied with this provision of the settlement agreement, Chicago and the AG have indicated that they believe the terms of the hardship program are broader than what PGL and NSG believe they are obligated to implement.  Management continues to believe that it has fully complied with the obligations of the settlement agreement with respect to the hardship program.

In the settlement agreement, PGL and NSG agreed to conduct internal and external audits of their natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit was performed by a consulting firm retained by the ICC.  The ICC staff filed the auditor's report on April 10, 2008.  The report included 32 recommendations, most of which are for PGL and NSG to prepare various studies and analyses or implement changes to certain practices and procedures.  None of the recommendations quantified natural gas costs that the auditor believed should not be recovered by PGL and NSG.  PGL and NSG filed a response to the auditor's report on June 30, 2008, in which they agreed to implement 25 of the recommendations.  As of September 30, 2008, PGL and NSG had submitted implementation documentation for 20 of these recommendations.  The remaining five are expected to be completed by March 31, 2009.  The ICC staff may file a reply to PGL's and NSG's response.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings did not affect these cases, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers' natural gas charges.  The ICC staff and intervener witnesses recommended disallowances.  The majority of the recommended disallowances were for adjustments to the amount recorded as transportation customers' bank (storage) natural gas liability balances.  For PGL, the ICC issued its order, which accepted the administrative law judges' recommendations and ICC staff's recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for PGL was $20.5 million.  For NSG, the ICC issued its order, which accepted the administrative law judges' recommendations and ICC staff's recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for NSG was $1.0 million.  On February 14, 2008, PGL and NSG filed for rehearing on one of the two bank (storage) natural gas liability issues.  The ICC denied rehearing on February 27, 2008, and PGL and NSG did not appeal this matter.  The customer refunds from the 2005 Gas Charge reconciliation cases have been accounted for as a preacquisition contingency.  Pursuant to the ICC orders, PGL and NSG refunded customers $22.6 million and $1.1 million, respectively, including interest, during the nine months ended September 30, 2008.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  PGL and NSG filed their direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated Gas Charge reconciliation cases for the period of October 2006 through December 2006 to cover the gap created by PGL and NSG's move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new cases with the fiscal 2006 cases, and the administrative law judge granted the motion in July 2007.  PGL's and NSG's direct testimony for the October through December 2006 period was filed on October 17, 2007.  On July 22, 2008, the ICC staff and intervenors (the AG, the Citizens Utility Board, and the City of Chicago, filing jointly) each filed testimony recommending disallowances for PGL and NSG for a bank (storage) natural gas liability adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation case.  In addition, the intervenors recommended a disallowance for PGL of $13.9 million associated with PGL's provision of interstate hub services.  On August 29, 2008, PGL and NSG filed rebuttal testimony in which they agreed not to contest the bank (storage) natural gas liability proposal.  The amount recorded at PGL and NSG at September 30, 2008, related to the bank (storage)

natural gas liability was not significant.  PGL contested the hub services' proposal.  The ICC staff and intervenors' rebuttal testimony is due November 6, 2008, and PGL's and NSG's surrebuttal testimony is due December 2, 2008.  A hearing is set for December 11, 2008.

The ICC initiated the calendar year 2007 Gas Charge reconciliation cases on November 28, 2007.  PGL and NSG filed direct testimony on April 15, 2008.  At an October 8, 2008 status hearing, the administrative law judge granted PGL's motion for leave to file supplemental direct testimony.  The ICC staff in PGL's 2006 Gas Charge case requested such testimony to address PGL's new pipeline interconnection and contract with Kinder Morgan Illinois Pipeline.  A status hearing is scheduled for January 13, 2009.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek unspecified compensatory and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  There is a status hearing scheduled for November 17, 2008.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On December 20, 2006, the ICC entered an order approving a stipulation between the parties to this proceeding under which PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1.0 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with the city of Chicago to exchange information.  This order resolved only the ICC proceeding and did not constitute a release of any other potential actions outside of the ICC proceeding.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, issued a final report on August 14, 2008, containing 65 recommendations and an additional placeholder for a possible recommendation.  The ICC conducted a public hearing on October 8, 2008, at which time the auditor presented the report to the ICC for its acceptance.  PGL submitted a draft plan to the ICC staff in which PGL accepted most of the recommendations and offered an alternative proposal for the remainder.  PGL anticipates negotiating implementation plans with the ICC staff and the consultant for each of the recommendations.  The auditor's agreement with the ICC provides for a two-year monitoring phase to verify PGL's compliance with the prospective implementation plan.

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

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes, extensions of distribution natural gas mains, and failing to return related customer deposits.  PGL and NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs' claim for declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed a second amended complaint with the Circuit Court.  PGL and NSG responded by filing a motion to dismiss on August 31, 2007.  This motion was granted on April 16, 2008, and this matter was dismissed.  The plaintiffs filed a motion for reconsideration of the dismissal, and this motion was denied on August 4, 2008.  The plaintiffs filed a notice of appeal with the Illinois appellate court on August 25, 2008.  The plaintiffs also have the right to file individual complaints with the ICC, but Integrys Energy Group does not know if, or when, any such complaints will be filed.  In October 2008, the parties agreed to the terms of a settlement and are currently finalizing the settlement documents.  Based upon the terms agreed to, the amount of the settlement will not be material to Integrys Energy Group.

NOTE 13--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group at September 30, 2008:

		Expiration
(Millions)	Total Amounts Committed at September 30, 2008	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Guarantees supporting commodity transactions of subsidiaries (1)	$2,328.2	$1,733.2	$457.2	$28.9	$108.9
Guarantees of subsidiary debt and revolving line of credit (2)	928.1	175.0	725.0	-	28.1
Standby letters of credit (3)	289.2	283.5	5.7	-	-
Surety bonds(4)	1.7	1.7	-	-	-
Other guarantees(5)	4.2	-	4.2	-	-
Total guarantees	$3,551.4	$2,193.4	$1,192.1	$28.9	$137.0

(1)
Consists of parental guarantees of $2,149.9 million to support the business operations of Integrys Energy Services, of which $5.0 million received specific authorization from Integrys Energy Group's Board of Directors and was not subject to the guarantee limit discussed below; $93.4 million and $79.9 million, respectively, related to natural gas supply at MERC and MGUC, of an authorized $150.0 million and $100.0 million, respectively; and $5.0 million, of an authorized $125.0 million, to support business operations at PEC.  These guarantees are not reflected in the Condensed Consolidated Balance Sheets.

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

(3)
Comprised of $284.0 million issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at UPPCO, MGUC, MERC, and PEC.  These amounts are not reflected in the Condensed Consolidated Balance Sheets.

(4)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included in the Condensed Consolidated Balance Sheets.

(5)
Includes (1) a liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee nuclear power plant's scheduled maintenance period in 2009. As of September 30, 2008, WPSC had paid $6.9 million to Dominion related to this guarantee, reducing the liability to $1.9 million; and (2) a $2.3 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification related to potential environmental contamination from ash disposal at this facility.  A $0.1 million liability was recorded related to this indemnification at September 30, 2008.

Integrys Energy Group has provided total parental guarantees of $2,637.9 million on behalf of Integrys Energy Services.  Integrys Energy Group's exposure under these guarantees related to open transactions at September 30, 2008 was approximately $673 million.  At September 30, 2008, management was authorized to issue corporate guarantees up to an aggregate amount of $2.95 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts were subject to this limit:

(Millions)	September 30, 2008
Guarantees supporting commodity transactions of subsidiaries	$2,144.9
Guarantees of subsidiary debt	176.1
Standby letters of credit	281.5
Surety bonds	0.9
Total guarantees subject to $2.95 billion limit	$2,603.4

NOTE 14--EMPLOYEE BENEFIT PLANS

On September 30, 2008, the PEC Service Annuity System was merged into the PEC Retirement Plan, which was then renamed the Integrys Energy Group Retirement Plan.  The merger had no effect on the level of plan benefits provided to participants or the management of plan assets.  Integrys Energy Group and its subsidiaries now maintain two non-contributory qualified retirement plans covering substantially all employees, as well as several unfunded nonqualified retirement plans.  In addition, Integrys Energy Group and its subsidiaries offer multiple postretirement benefit plans to employees.

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three and nine months ended September 30, 2008, and 2007.  Costs related to the PEC benefit plans are included after the February 21, 2007 merger date.

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$9.6	$10.4	$28.8	$28.9	$4.0	$4.0	$11.8	$10.7
Interest cost	19.1	18.6	57.2	51.2	6.5	6.3	19.3	17.6
Expected return on plan assets	(25.3)	(23.7)	(75.7)	(61.7)	(4.6)	(4.3)	(13.8)	(12.7)
Amortization of transition obligation	-	-	-	-	0.1	0.4	0.2	1.0
Amortization of prior service cost (credit)	1.3	1.9	3.8	5.3	(1.0)	(0.6)	(2.9)	(1.6)
Amortization of net actuarial loss (gain)	0.1	3.2	0.5	10.4	(0.1)	0.9	(0.2)	2.4
Amortization of merger-related regulatory adjustment	1.9	-	6.0	-	0.5	(0.1)	1.6	(0.1)
Net periodic benefit cost	$6.7	$10.4	$20.6	$34.1	$5.4	$6.6	$16.0	$17.3

Transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost are included in accumulated other comprehensive income for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."  All

amounts amortized for merger-related regulatory adjustments are from regulatory assets, as these relate to the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2008, $24.8 million and $2.2 million of contributions were made to the pension and other postretirement benefit plans, respectively.  Integrys Energy Group does not expect to contribute additional amounts to its pension benefit plans during the remainder of 2008.  Integrys Energy Group expects to contribute $8.7 million to its other postretirement benefit plans during the remainder of 2008.

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

Pre-tax compensation cost recognized for stock options during the three months ended September 30, 2008, and 2007, was not significant.  Pre-tax compensation cost recognized for stock options was $2.0 million for the nine months ended September 30, 2008, and the amount recorded for the nine months ended September 30, 2007, was not significant.  Compensation cost capitalized during the same periods was not significant.  As of September 30, 2008, $2.3 million of pre-tax compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.8 years.

Cash received from option exercises during the three months ended September 30, 2008 was not significant, and was $2.2 million for the three months ended September 30, 2007.  Cash received from option exercises during the nine months ended September 30, 2008, and 2007 was $3.2 million, and $7.0 million, respectively.  The tax benefit realized from option exercises during the three and nine months ended September 30, 2008, and 2007, was not significant.

A summary of stock option activity for the nine months ended September 30, 2008, and information related to outstanding and exercisable stock options at September 30, 2008, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2007	2,215,999	$47.81
Granted	684,404	48.36
Exercised	72,892	43.76		$0.5
Forfeited	112,393	51.29		0.1
Outstanding at September 30, 2008	2,715,118	$47.91	6.72	$9.8
Exercisable at September 30, 2008	1,466,879	$42.65	4.85	$8.7

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at September 30, 2008.  This is calculated as the difference between Integrys Energy Group's closing stock price on September 30, 2008, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

The fair value of performance stock rights granted in February 2008 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based onthe United States Treasury yield curve.  The expected dividend yield incorporates the dividend rate at the measurement date.  The expected volatility was estimated using three years of historical data.

February 2008 Grant
Expected term	3 years
Risk-free interest rate	2.18%
Expected dividend yield	5.50%
Expected volatility	17%

Pre-tax compensation cost recorded for performance stock rights for the three months ended September 30, 2008, and 2007, was not significant.  Pre-tax compensation cost recorded for performance stock rights for the nine months ended September 30, 2008, and 2007, was $4.0 million and $2.6 million, respectively.  Compensation cost capitalized during the same periods was not significant.  As of September 30, 2008, $3.7 million of pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 1.9 years.

A summary of activity related to performance stock rights for the nine months ended September 30, 2008, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	217,458	$48.72
Granted	125,600	49.22
Expired	54,207	41.62
Forfeited	23,191	51.61
Outstanding at September 30, 2008	265,660	$50.15

No performance shares were distributed during the nine months ended September 30, 2008.

Restricted Shares and Restricted Share Units

The fair value of restricted share unit awards granted in February 2008 was based on Integrys Energy Group's closing stock price on the day the awards were granted.

During the three months ended September 30, 2008, and 2007, compensation cost recorded related to restricted share and restricted share unit awards was not significant.  Compensation cost recorded for restricted share and restricted share unit awards was $3.2 million for the nine months ended September 30, 2008, and the amount recorded for the nine months ended September 30, 2007, was not significant.  Compensation cost capitalized during the same periods was not significant.  As of September 30, 2008, $7.2 million of pre-tax compensation cost related to these awards is expected to be recognized over a weighted-average period of 2.9 years.

A summary of activity related to restricted share and restricted share unit awards for the nine months ended September 30, 2008, is presented below:

	Restricted Share and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	101,145	$54.70
Granted	172,815	48.36
Distributed	13,611	56.33
Forfeited	14,225	51.09
Outstanding at September 30, 2008	246,124	$50.37

NOTE 16--COMPREHENSIVE INCOME

Integrys Energy Group's total comprehensive income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007
Income (loss) available for common shareholders	$(59.1)	$43.2	$100.8	$166.2
Cash flow hedges, net of tax *	(8.6)	(1.5)	(17.6)	0.6
Foreign currency translation, net of tax	0.1	4.1	(0.7)	6.2
Unrealized loss on available-for-sale securities, net of tax	(0.3)	-	(0.4)	-
SFAS No. 158 amortizations, net of tax	0.1	0.9	0.1	1.5
Total comprehensive income (loss)	$(67.8)	$46.7	$82.2	$174.5

*
Taxes on cash flow hedges were $(5.4) million and $(0.9) million for the three months ended September 30, 2008, and 2007, respectively, and were $(10.9) million and $0.6 million for the nine months ended September 30, 2008, and 2007, respectively.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2007, to September 30, 2008.

(Millions)
December 31, 2007 balance	$(1.3)
Cash flow hedges	(17.6)
Foreign currency translation	(0.7)
Available-for-sale securities	(0.4)
SFAS No. 158 amortizations	0.1
September 30, 2008 balance	$(19.9)

NOTE 17--COMMON EQUITY

Integrys Energy Group shares issued at September 30, 2008, and December 31, 2007, were:

	September 30, 2008	December 31, 2007
Common stock, $1 par value, 200,000,000 shares authorized	76,353,305	76,340,756
Treasury shares	7,000	10,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	361,561	338,522
Average cost of deferred compensation rabbi trust shares	$44.39	$43.48
Restricted stock	77,042	93,339
Average cost of restricted stock	$54.39	$54.76

Integrys Energy Group had the following changes to common stock during the nine months ended September 30, 2008:

Integrys Energy Group's common stock shares
Common stock at December 31, 2007	76,340,756
Shares purchased for stock-based compensation *	(1,779)
Vesting of restricted stock	14,328
Common stock at September 30, 2008	76,353,305

*
During the first nine months of 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and certain stock-based compensation plans. During 2007, Integrys Energy Group issued new shares of common stock to meet these requirements.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2008	2007	2008	2007

Numerator:
Income (loss) from continuing operations	$(58.4)	$11.6	$103.0	$89.2
Discontinued operations, net of tax	-	32.3	0.1	79.3
Preferred stock dividends of subsidiary	(0.7)	(0.7)	(2.3)	(2.3)
Net income (loss) available for common shareholders	$(59.1)	$43.2	$100.8	$166.2

Denominator:
Average shares of common stock – basic	76.7	76.2	76.5	70.0
Effect of dilutive securities
Stock-based compensation	- *	0.3	0.4	0.2
Average shares of common stock – diluted	76.7	76.5	76.9	70.2

Earnings (loss) per common share
Basic	$(0.77)	$0.57	$1.32	$2.37
Diluted	(0.77)	0.56	1.31	2.37

*
For the three months ended September 30, 2008, the effect of stock-based compensation securities was not included in the calculation of diluted earnings per share, as this would have resulted in an anti-dilutive per-share amount.

NOTE 18--FAIR VALUE

Implementation of SFAS No. 157

Effective January 1, 2008, Integrys Energy Group adopted SFAS No. 157, "Fair Value Measurements."  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of September 30, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157."

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

SFAS No. 157 nullified a portion of Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."  Under Issue No. 02-3, inception gains or losses were deferred unlessthe fair value of the derivative was substantially based on quoted prices or other current market transactions.  However, SFAS No. 157 provides a framework to consider, in evaluating a transaction, whether a transaction represents fair value at initial recognition.  Integrys Energy Services recognized a pre-tax cumulative effect increase to retained earnings of $4.5 million on January 1, 2008, related to the nullification of Issue No. 02-3.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows Integrys Energy Group's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$660.8	$1,123.3	$471.2	$2,255.3
Inventory hedged by fair value hedges	-	66.0	-	66.0
Other	0.8	-	-	0.8
Liabilities
Risk management liabilities	615.1	1,033.9	453.9	2,102.9
Long-term debt hedged by fair value hedge	-	51.1	-	51.1

The determination of the fair values above incorporates various factors required under SFAS No. 157.  These factors include not only the credit standing of the counterparties involved, but also the impact of the Company's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes incommodity prices and interest rates.  For more information on Integrys Energy Group's derivative instruments, see Note 3, "Risk Management Activities."

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

Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.  The primary reasons for a Level 3 classification are as follows:

●	While price curves may have been based on observable information, significant assumptions may have been made regarding seasonal or monthly shaping and locational basis differentials.

●
Certain transactions were valued using price curves that extended beyond the quoted period.  Assumptions were made to extrapolate prices from the last quoted period through the end of the transaction term.

●	The valuations of certain transactions were based on internal models, although external inputs were utilized in the valuation.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3measurements:

(Millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at the beginning of period	$(104.0)	$44.6
Net realized and unrealized losses included in earnings	(75.9)	(158.8)
Net unrealized losses recorded as regulatoryassetsorliabilities	(1.7)	(7.1)
Net unrealized losses included in other comprehensive income	(41.2)	(15.2)
Net purchases and settlements	29.9	9.4
Net transfers in/out of Level 3	210.2	144.4
Balance at September 30, 2008	$17.3	$17.3

Net change in unrealized losses included in earnings related to instruments still held at September 30, 2008	$(78.6)	$(170.3)

Unrealized gains and losses included in earnings related to Integrys Energy Services' risk management assets and liabilities are recorded through nonregulated revenue on the Condensed Consolidated Statements of Income (Loss).  Realized gains and losses on these same instruments are recorded in nonregulated revenue or nonregulated cost of fuel, natural gas, and purchased power, depending on the nature of the instrument.  Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power.

NOTE 19--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007
Equity earnings on investments	$20.0	$8.6	$50.7	$23.7
Interest and dividend income	1.3	3.3	4.1	10.1
AFUDC	2.0	0.2	3.3	0.6
Weston 4 ATC interconnection agreement	-	1.1	2.5	2.4
Other	0.4	2.3	3.9	12.6
Total miscellaneous income	$23.7	$15.5	$64.5	$49.4

NOTE 20--REGULATORY ENVIRONMENT

Wisconsin

2009 Rate Case

On April 1, 2008, WPSC filed a request with the PSCW to increase retail electric and natural gas rates $106.8 million (7.8%) and $11.7 million (2.2%), respectively, effective January 1, 2009.  The request was based on rates in effect at the time of the filing.  The filing also included a request to increase retail electric rates $3.5 million (0.3%) in 2010, as well as a request for authority to file for an adjustment to retail electric rates, effective January 1, 2010, for changes in fuel, purchased power, and related costs.  The proposed retail electric rate increase for 2009 is driven by the completion of the refund to retail electric customers of the non-qualified decommissioning trust fund related to the sale of the Kewaunee nuclear power plant, the cost of operating Weston 4, increased electric transmission costs, and recovery of costs associated with a lightning strike and subsequent outage at Weston 3.  The retail electric rate filing for 2009 did not include recovery of operating and maintenance costs or capital costs associated with the proposed Iowa wind project; however, subsequent approval of the project was received for these costs which increased the rate request for 2009 by $10.4 million (1.1%).  The proposed retail natural gas rate increase was requested primarily because of costs associated with the construction of the natural gas laterals connecting the WPSC natural gas distribution system to the new Guardian II natural gas pipeline.  Hearings were completed in September 2008, and initial and reply briefs were filed in October 2008.  A final rate order is expected in December 2008.

On September 2, 2008, WPSC and the Citizens Utility Board filed an agreement to implement a decoupling mechanism as a four-year pilot program, which would allow WPSC to adjust rates to recover or refund the difference between the actual and authorized delivery charge components of revenue.  The PSCW must approve this agreement before it can be implemented.  The PSCW is expected to address this agreement in the 2009 rate case.

2008 Rate Case

On January 15, 2008, the PSCW issued a final written order for WPSC authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.  On February 11, 2008, WPSC filed an application with the PSCW to adjust its 2008 rates for increased fuel and purchased power costs.  The application requested an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPSC's current and anticipated annual fuel costs are below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPSC's rates are now subject to refund, effective September 30, 2008.

2007 Rate Case

On January 11, 2007, the PSCW issued a final written order for WPSC authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The new rates reflect a 10.9% return on common equity.  The PSCW approved a common equity ratio of 57.4% in WPSC's regulatory capital structure.

Weston 3 Outage

On October 6, 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPSC incurred $8.9 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPSC has insurance in place that covered all non-fuel operating and maintenance expenditures, less a $1.0 million deductible.  WPSC incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPSC was granted approval from the PSCW to defer the replacement purchased power costs for the Wisconsinretail portion of these costs retroactive to the date of the lightning strike.  Assuming a favorable outcome for the recovery of deferred replacement purchased power costs from customers, WPSC does not expect this incident to have a material impact on earnings.

It is anticipated that WPSC will recover replacement purchased power costs for the Michiganretail portion of these costs through the annual power supply cost recovery mechanism.

Michigan

2008 MGUC Rate Case

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

2007 WPSC Rate Case

On December 4, 2007, the MPSC issued a final written order authorizing WPSC a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPSC's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity.  The MPSC approved a common equity ratio of 56.4% in WPSC's regulatory capital structure.

Illinois

2008 Rate Case

On February 5, 2008, the ICC issued a final written order authorizing PGL a retail natural gas rate increase of $71.2 million and requiring a retail natural gas rate decrease of $0.2 million for NSG.  The new rates for PGL reflect a 10.19% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The new rates for NSG reflect a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a VBA decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which will allow PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized delivery charge components of revenue.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation may be introduced again.  Integrys Energy Group actively supports the ICC's decision to approve this rate setting mechanism.  The order also approved an Enhanced Efficiency Program, which will allow PGL and NSG to recover $6.4 million and $1.1 million, respectively, of energy efficiency costs.  PGL and NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008.

On March 26, 2008, the ICC denied PGL's and NSG's request for rehearing of their rate orders, and all but one such request from intervenors.  The ICC only granted rehearing on a request to change the way PGL allocates interstate hub services revenues among customer groups.  On April 28, 2008, PGL and NSG filed a Notice of Appeal with the Illinois appellate court regarding the ICC's order denying rehearing on certain issues.  On April 30, 2008, the ICC submitted a letter to the Illinois appellate court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the PGL and NSG appeal as premature, it requested that the court hold the due date for the ICC to file the record with the court.  On May 2, 2008, two intervenors each separately filed a Notice of Appeal.  On June 6, 2008, several parties filed a stipulation to resolve the way PGL allocates interstate hub services revenues among customer groups.  On July 30, 2008, the ICC approved the stipulation, as well as a rehearing order.  The approved stipulation took effect on November 1, 2008.  Subsequent to the approval of the stipulation, PGL and NSG filed appeals in the second district of the Illinois appellate court and after that, four other parties filed appeals in the first district of the Illinois appellate court.  On September 29, 2008, the ICC asked the Illinois Supreme Court to vacate the second district's transfer of the appeal to the first district, and the Illinois Supreme Court denied the ICC's motion.  On appeal, parties may only raise issues on which they sought rehearing at the ICC.  These issues include the VBA decoupling mechanism.  No decision on the appeal is expected until at least the second half of 2009.

Merger

The PEC merger was effective February 21, 2007.  PGL and NSG are wholly owned by PEC.  On February 7, 2007, the ICC approved the PEC merger by accepting an agreed upon order among the active parties to the merger case.  The order included Conditions of Approval regarding commitments by the applicants to:

●	provide certain reports,
●	perform studies of the PGL natural gas system,
●	promote and hire a limited number of union employees in specific areas,
●	make no reorganization-related layoffs or position reductions within the PGL union workforce,
●	maintain both the PGL and NSG operation and maintenance and capital budgets at recent levels,
●	file a plan for formation and implementation of a service company,
●	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
●	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the PGL and NSG natural gas storage inventory in connection with closing the merger.

The Conditions of Approval also included the following commitments with respect to the recently completed rate cases of PGL and NSG:

●	inclusion of merger synergy savings of $11.4 million at PGL and $1.6 million at NSG in the proposed test year,
●
recovery of $6.2 million at PGL and $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $30.9 million of costs at PGL and $4.2 million of costs at NSG over 5 years),

●	proposing a combined $7.5 million energy efficiency program at PGL and NSG, which was contingent on receiving cost recovery in the rate case orders, and
●	filing certain changes to the small volume transportation service programs.

The ICC approved a cost recovery mechanism for the enhanced efficiency program costs.  The order provides authority for PGL and NSG to recover from ratepayers up to an additional $9.9 million of combined merger costs in a future rate case, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that the merger synergy savings realized have exceeded merger costs.  As of September 30, 2008, the regulatory asset balance representing merger costs to be recovered totalled $12.2 million at PGL and $1.7 million at NSG.

Minnesota

On July 31, 2008, MERC filed a request with the Minnesota Public Utilities Commission (MPUC) to increase retail natural gas rates $22.0 million (6.4%).  The proposed natural gas rate increase is required because of general inflation coupled with low sales growth and increased costs to provide customer service functions.  On September 11, 2008, the MPUC issued an order approving an interim rate increase of $19.8 million, effective October 1, 2008.  This interim rate increase is subject to refund pending the final rate order, which is expected in the second quarter of 2009.

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

NOTE 21--SEGMENTS OF BUSINESS

At September 30, 2008, Integrys Energy Group reported four segments, as PEP, which was previously reported as a segment, was sold in September 2007.

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

●
The Holding Company and Other segment, another nonregulated segment, includes the operations of the Integrys Energy Group holding company and the PEC holding company (which was included in results of operations since the merger date), along with any nonutility activities at WPSC, MGUC, MERC, UPPCO, PGL, NSG, and IBS.  IBS is a wholly owned centralized service company that provides administrative and general support services for Integrys Energy Group's six regulated utilities and portions of administrative and general support services for Integrys Energy Services.  Equity earnings from our investments in ATC and Wisconsin River Power Company are also included in the Holding Company and Other segment.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility (1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other (2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended September 30, 2008
External revenues	$365.1	$315.0	$680.1	$2,540.2	$-	$2.8	$-	$3,223.1
Intersegment revenues	10.2	0.2	10.4	0.6	-	-	(11.0)	-
Depreciation and amortization expense	21.6	28.1	49.7	3.6	-	3.4	-	56.7
Miscellaneous income	1.8	1.0	2.8	1.5	-	29.4	(10.0)	23.7
Interest expense	8.5	14.7	23.2	3.4	-	22.9	(10.0)	39.5
Provision (benefit) for income taxes	30.7	(10.8)	19.9	(56.2)	-	2.7	-	(33.6)
Income (loss) from continuing operations	52.2	(17.7)	34.5	(94.5)	-	1.6	-	(58.4)
Preferred stock dividends of subsidiary	0.6	0.1	0.7	-	-	-	-	0.7
Income (loss) available for common shareholders	51.6	(17.8)	33.8	(94.5)	-	1.6	-	(59.1)

Three Months Ended September 30, 2007
External revenues	$330.1	$235.9	$566.0	$1,554.3	$-	$2.2	$-	$2,122.5
Intersegment revenues	10.3	0.1	10.4	-	-	1.0	(11.4)	-
Depreciation and amortization expense	19.4	27.4	46.8	4.8	-	0.9	-	52.5
Miscellaneous income (expense)	3.7	1.5	5.2	(2.9)	-	19.7	(6.5)	15.5
Interest expense	8.6	14.8	23.4	4.7	1.1	25.5	(6.5)	48.2
Provision (benefit) for income taxes	22.4	(14.4)	8.0	1.3	(0.5)	1.0	-	9.8
Income (loss) from continuing operations	38.6	(30.5)	8.1	13.3	(1.1)	(8.7)	-	11.6
Discontinued operations	-	-	-	(0.1)	32.4	-	-	32.3
Preferred stock dividends of subsidiary	0.6	0.1	0.7	-	-	-	-	0.7
Income (loss) available for common shareholders	38.0	(30.6)	7.4	13.2	31.3	(8.7)	-	43.2

(1)	Includes only utility operations.
(2)	Nonutility operations of the six utility operations are included in the Holding Company and Other column.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility (1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other (2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Nine Months Ended September 30, 2008
External revenues	$982.1	$2,091.0	$3,073.1	$7,547.9	$-	$8.5	$-	$10,629.5
Intersegment revenues	33.5	0.5	34.0	7.6	-	0.6	(42.2)	-
Goodwill impairment loss	-	6.5	6.5	-	-	-	-	6.5
Depreciation and amortization expense	61.8	80.6	142.4	10.6	-	10.8	-	163.8
Miscellaneous income	5.6	4.8	10.4	4.5	-	79.8	(30.2)	64.5
Interest expense	25.8	41.4	67.2	6.1	-	67.8	(30.2)	110.9
Provision (benefit) for income taxes	44.0	34.6	78.6	(21.6)	-	5.2	-	62.2
Income (loss) from continuing operations	80.2	49.2	129.4	(34.0)	-	7.6	-	103.0
Discontinued operations	-	-	-	0.1	-	-	-	0.1
Preferred stock dividends of subsidiary	1.6	0.7	2.3	-	-	-	-	2.3
Income (loss) available for common shareholders	78.6	48.5	127.1	(33.9)	-	7.6	-	100.8

Nine Months Ended September 30, 2007
External revenues	$912.6	$1,335.0	$2,247.6	$4,975.3	$-	$7.9	$-	$7,230.8
Intersegment revenues	32.2	0.6	32.8	2.8	-	1.3	(36.9)	-
Depreciation and amortization expense	60.0	70.9	130.9	10.4	-	2.0	-	143.3
Miscellaneous income	6.2	4.3	10.5	1.4	0.1	55.0	(17.6)	49.4
Interest expense	24.4	37.4	61.8	10.4	2.4	70.2	(17.6)	127.2
Provision (benefit) for income taxes	40.6	1.1	41.7	0.4	(1.0)	(4.7)	-	36.4
Income (loss) from continuing operations	71.2	1.2	72.4	34.2	(2.5)	(14.9)	-	89.2
Discontinued operations	-	-	-	14.7	64.6	-	-	79.3
Preferred stock dividends of subsidiary	1.7	0.6	2.3	-	-	-	-	2.3
Income (loss) available for common shareholders	69.5	0.6	70.1	48.9	62.1	(14.9)	-	166.2

(1)	Includes only utility operations.
(2)	Nonutility operations of the six utility operations are included in the Holding Company and Other column.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for Integrys Energy Group during the quarter ending March 31, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements and disclosures.

FASB Staff Position (FSP) EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," was issued in June 2008.  This FSP clarifies that unvested stock-based compensation awards with rights to dividends or dividend equivalents that cannot be forfeited are to be included in the basic earnings per share calculation using the two-class method defined in SFAS No. 128, "Earnings per Share."  This FSP is effective for Integrys Energy Group for the quarter ending March 31, 2009.  The guidance must be applied retrospectively.  We do not expect this FSP to have a significant impact on basic earnings per share.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•
Our ownership interest in ATC, an electric transmission company which owned over $2 billion of assets at December 31, 2007.  Integrys Energy Group will continue to fund its share of the equity portion of future ATC growth.  ATC expects to invest $2.7 billion in the next ten years to ensure that the power grid will continue to meet the needs of its customers in Wisconsin and Michigan's Upper Peninsula.

•
Weston 4, a 500-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and operational in June 2008.  WPSC holds a 70% ownership interest in the Weston 4 power plant, with Dairyland Power Cooperative owning the remaining 30% interest in the facility.

•	A proposed accelerated annual investment in natural gas distribution facilities (replacement of cast iron mains) at PGL beginning in 2010.

•	The investment of approximately $85 million to connect WPSC's natural gas distribution system to the Guardian II natural gas pipeline.

•	WPSC's agreement to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.

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

Strategically Managing Nonregulated Business Growth – Integrys Energy Group expects Integrys Energy Services to provide up to 30% of annual consolidated earnings, on average, in the future.  As a result of the recent turmoil in the credit markets, Integrys Energy Services will concentrate on adding customers in existing markets, but has put plans to expand into new geographical regions on hold.  Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow Integrys Energy Services:

•
The merger with PEC combined the nonregulated energy marketing businesses of both companies.  The combination provided Integrys Energy Services with a strong market position in the Illinois retail electric market and expanded its originated wholesale natural gas business, creating a stronger, more competitive, and better-balanced business platform.

•	The on-going development of new businesses that will focus on renewable energy products and conservation such as landfill gas generation and transportation projects and solar energy projects.

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

Our risk management strategy includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow opportunities to secure prices in a volatile energy market.  Each business unit monitors daily oversight of the risk profile related to these instruments consistent with the company's risk management policy.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

RESULTS OF OPERATIONS

	Three Months Ended September 30%			Nine Months Ended September 30%
Integrys Energy Group's Results (Millions, except share amounts)	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)

Income (loss) available for common shareholders	$(59.1)	$43.2	-%	$100.8	$166.2	(39.4)%
Basic earnings (loss) per common share	$(0.77)	$0.57	-%	$1.32	$2.37	(44.3)%
Diluted earnings (loss) per common share	$(0.77)	$0.56	-%	$1.31	$2.37	(44.7)%

Average shares of common stock
Basic	76.7	76.2	0.7%	76.5	70.0	9.3%
Diluted	76.7	76.5	0.3%	76.9	70.2	9.5%

Earnings Summary – Third Quarter 2008 Compared with Third Quarter 2007

Financial results at Integrys Energy Group decreased $102.3 million, to a net loss of $59.1 million ($0.77 net loss per share) for the quarter ended September 30, 2008, from earnings of $43.2 million ($0.56 diluted earnings per share) for the same period in 2007.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Integrys Energy Services' financial results decreased $107.7 million, from earnings of $13.2 million for the quarter ended September 30, 2007, to a net loss of $94.5 million for the same quarter in 2008, primarily due to the following:

The large decline in energy prices in the third quarter of 2008 had a $79.6 million net negative non-cash impact on Integrys Energy Services' accounting results due primarily to accounting mismatches.  As required by GAAP, when electric energy prices fell, Integrys Energy Services' portfolio of derivative electric contracts were adjusted to fair value, while the corresponding non-derivative sales contracts are not adjusted to fair value under GAAP.  In addition, natural gas inventory that was injected at higher market prices earlier in 2008 was required to be written down to the lower of cost or fair market value as energy prices fell.  However, derivative contracts utilized to economically hedge the natural gas in storage were also adjusted to fair market value, partially offsetting the impact of the lower of cost or market adjustment on the natural gas inventory.  Integrys Energy Services will recover net after-tax non-cash accounting losses, which were driven primarily by derivative accounting treatment of the electric supply contracts, when electricity is physically delivered to customers and the related hedging instruments are settled.

Realized losses on certain wholesale natural gas storage transactions drove an $11.2 million after-tax decrease in Integrys Energy Services' financial results.  Significant price decreases in the quarter provided management the opportunity to re-evaluate and optimize the natural gas storage portfolio by delaying planned injections/withdrawals and entering into new longer term purchase/sales contracts, which are expected to provide greater gains in the future.  Delaying these withdrawals led to realized losses on the settlement of the original sales contracts in the current period.

The recognition of $8.2 million of after-tax earnings during the three months ended September 30, 2007, from an investment in a synthetic fuel production facility.  There was no income or loss in 2008 related to these facilities, as operations were suspended when the federal tax credit expired at the end of 2007.

Operating and maintenance expenses at Integrys Energy Services increased $4.5 million after-tax for the quarter ended September 30, 2008, compared to the same quarter in 2007, driven by an increase in bad debt expense largely due to exposure to Lehman Brothers.

•	Earnings decreased as a result of the sale of PEP in the third quarter of 2007. PEP provided earnings of $32.4 million as a component of discontinued operations in the third quarter of 2007.

•
The net loss at the regulated natural gas utility segment decreased $12.8 million, from $30.6 million for the quarter ended September 30, 2007, to $17.8 million during for the same quarter in 2008.  The decrease in the net loss was driven by a rate increase at PGL, a change in the rate design at PGL and NSG, and merger synergies, partially offset by an increase in bad debt expense and a decrease in natural gas throughput volumes related to customer conservation efforts.  Due to the seasonal nature of natural gas utilities, higher earnings are generally derived during the heating season (first and fourth quarters).

•
Earnings at the regulated electric utility segment increased $13.6 million, from $38.0 million for the quarter ended September 30, 2007, to $51.6 million for the same quarter in 2008.  The increase in electric utility segment earnings was driven by a $15.0 million increase in electric earnings at WPSC.  The increase in WPSC's electric utility earnings was largely related to actual fuel and purchased power costs that were lower than what was recovered in rates during the third quarter of 2008, as WPSC continued its recovery of higher than expected energy costs experienced during the first quarter of 2008.  WPSC's rate increase, which was effective January 16, 2008, also contributed to higher earnings.  Lower sales volumes due to unfavorable  weather during the summer cooling season and customer conservation efforts, as well as higher transmission and depreciation expense, partially offset the increase in earnings.

•
Financial results at the holding company and other segment increased $10.3 million, from a net loss of $8.7 million during the quarter ended September 30, 2007, to earnings of $1.6 million for the same quarter in 2008, largely due to lower interest expense, higher earnings from its investment in ATC, and decreased operating expenses related to consulting and other costs incurred in 2007 pertaining to the PEC merger.

Earnings Summary – Nine Months 2008 Compared with Nine Months 2007

Integrys Energy Group's earnings decreased $65.4 million, to $100.8 million ($1.31 diluted earnings per share) for the nine months ended September 30, 2008, from $166.2 million ($2.37 diluted earnings per share) for the same period in 2007.  Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
Integrys Energy Services' financial results decreased $82.8 million, from earnings of $48.9 million for the nine months ended September 30, 2007, to a net loss of $33.9 million for the same period in 2008.  The decrease was driven by the following:

Similar to the third quarter, lower earnings at Integrys Energy Services' for the nine months ended September 30, 2008, compared to the same period in 2007, were driven by a $63.4 million after-tax inventory write down, which was required to reflect natural gas inventory in storage at the lower of cost or fair market value.  A $43.2 million after-tax increase in unrealized gains on derivative instruments utilized to mitigate the market price risk on certain physical natural gas storage transactions, natural gas transportation contracts, and natural gas sales contracts partially offset the inventory write-down.

Also similar to the third quarter, Integrys Energy Services recognized a $24.3 million after-tax period-over-period increase in non-cash unrealized losses related to the derivative accounting treatment of electric customer supply contracts used to economically hedge customer sales contracts.

Integrys Energy Services recognized $12.0 million of after-tax earnings during the nine months ended September 30, 2007, from an investment in a synthetic fuel production facility.  There was no income or loss in 2008 related to these facilities, as operations were suspended when the federal tax credit expired at the end of 2007.

For the nine months ended September 30, 2008, compared to the same period in 2007, operating and maintenance expenses at Integrys Energy Services increased $7.8 million after-tax, driven by an increase in bad debt expense largely due to exposure to Lehman Brothers, as well as continued business expansion.

During 2007, WPS Niagara Generation, LLC recognized after-tax income of $14.7 million, primarily related to the $14.8 million gain on the sale of this facility recorded in discontinued operations in January 2007.

•
A $62.1 million decrease in income available for common shareholders was related to Integrys Energy Group's sale of PEP in the third quarter of 2007.  PEP provided earnings of $64.6 million as a component of discontinued operations during the nine months ended September 30, 2007.

•
Earnings at the regulated natural gas utility segment increased $47.9 million, from earnings of $0.6 million during the nine months ended September 30, 2007, to earnings of $48.5 million for the same period in 2008.  Natural gas utility segment earnings increased due to PGL and NSG being acquired on February 21, 2007 (compared to being included for the full nine months ended September 30, 2008), a rate increase for PGL, changes in the rate design for PGL and NSG, higher sales volumes due to colder weather during the heating season, and merger synergies.  The increase in earnings was partially offset by an increase in bad debt expense, as well as a goodwill impairment loss related to NSG.

•
Financial results at the holding company and other segment increased $22.5 million, from a net loss of $14.9 million during the nine months ended September 30, 2007, to earnings of $7.6 million for the same period in 2008, largely due to lower interest expense, higher earnings from its investment in ATC, and lower operating expenses as a result of consulting and other costs incurred in connection with the PEC merger in 2007.

•
Regulated electric utility segment earnings increased $9.1 million, from earnings of $69.5 million during the nine months ended September 30, 2007, to earnings of $78.6 million for the same period in 2008, driven by a $12.4 million increase in earnings at WPSC.  WPSC's electric utility segment earnings increased largely due to a rate increase, which was effective January 16, 2008.  Lower maintenance expenses and merger synergies also contributed to increased earnings.  The increased earnings were partially offset by lower sales volumes due to unfavorable weather during the summer cooling season and customer conservation efforts, higher transmission expense, and an increase in depreciation expense.

•
For the nine months ended September 30, 2008, diluted earnings per share were impacted by a 6.7 million share (9.5%) increase in the weighted average number of outstanding shares of Integrys Energy Group common stock, compared with the same period in 2007.  Integrys Energy Group issued 31.9 million shares of common stock on February 21, 2007, in conjunction with the PEC merger.  Accordingly, these shares were considered outstanding for purposes of computing diluted earnings per share for the nine months ended September 30, 2008, but were only considered outstanding for that portion of the same period in 2007 subsequent to the PEC merger.  Additional shares were also issued during the nine months ended September 30, 2007, under Integrys Energy Group's Stock Investment Plan and certain stock-based employee benefit and compensation plans.

Utility Operations

For the three and nine months ended September 30, 2008, utility operations included the regulated natural gas utility segment, consisting of the natural gas operations of PGL, WPSC, MERC, MGUC, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPSC and UPPCO.

The regulated natural gas operations of WPSC, MERC and MGUC, as well as the regulated electric operations of WPSC and UPPCO, were included in results of operations for the three and nine months ended September 30, 2007, while the natural gas operations of PGL and NSG were included in results of operations beginning February 22, 2007.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$315.2	$236.0	33.6%	$2,091.5	$1,335.6	56.6%
Purchased natural gas costs	182.0	128.5	41.6%	1,468.5	911.6	61.1%
Margins	133.2	107.5	23.9%	623.0	424.0	46.9%

Operating and maintenance expense	112.1	104.2	7.6%	391.2	295.0	32.6%
Goodwill impairment loss (1)	-	-	-%	6.5	-	-%
Depreciation and amortization expense	28.1	27.4	2.6%	80.6	70.9	13.7%
Taxes other than income	7.8	7.5	4.0%	24.3	22.7	7.0%

Operating income (loss)	(14.8)	(31.6)	(53.2)%	120.4	35.4	240.1%

Miscellaneous income	1.0	1.5	(33.3)%	4.8	4.3	11.6%
Interest expense	(14.7)	(14.8)	(0.7)%	(41.4)	(37.4)	10.7%
Other expense	(13.7)	(13.3)	3.0%	(36.6)	(33.1)	10.6%

Income (loss) before taxes	$(28.5)	$(44.9)	(36.5)%	$83.8	$2.3	3,543.5%

Throughput in therms
Residential	91.5	98.0	(6.6)%	1,152.0	748.8	53.8%
Commercial and industrial	38.5	40.7	(5.4)%	378.8	283.8	33.5%
Interruptible	6.0	8.7	(31.0)%	41.7	40.6	2.7%
Interdepartmental	5.8	17.4	(66.7)%	24.2	32.1	(24.6)%
Transport	296.2	310.8	(4.7)%	1,320.1	1,022.1	29.2%
Total sales in therms	438.0	475.6	(7.9)%	2,916.8	2,127.4	37.1%

(1)  See Note 7, "Goodwill and Other Intangible Assets," for more information.

Third Quarter 2008 Compared with Third Quarter 2007

Revenue

Regulated natural gas utility segment revenue increased $79.2 million, driven by:

•
An approximate 60% increase in the average per-unit cost of natural gas over all of the regulated natural gas utilities in the third quarter of 2008, compared with the same quarter in 2007.  For all of Integrys Energy Group's regulated natural gas utilities, natural gas commodity costs are directly passed through to customers in current rates.

•
An annualized rate increase for PGL of $71.2 million, which was effective February 14, 2008.  The new rate structure provides the company the opportunity to recover the fixed costs of operating its natural gas delivery system while also better aligning the energy efficiency interests of the company with those of consumers, regulators, and elected officials.

•
A combined 7.9% decrease in throughput volumes partially offset the increase in natural gas utility revenue.  The decrease was driven by energy conservation efforts by natural gas utility customers and a larger number of customer disconnections quarter-over-quarter, which resulted from high energy prices and a general slowdown in the economy.  The impact of the VBA decoupling mechanism for PGL and NSG partially offset the effect of the decrease in overall natural gas utility throughput volumes on revenue.

Margin

The regulated natural gas utility segment margin increased $25.7 million, driven by:

•	The 2008 rate increase at PGL, which had an estimated $19 million positive quarter-over-quarter impact on margin.

•
An approximate $3 million quarter-over-quarter increase in margin at MGUC related to certain favorable adjustments to  the reconciliation of revenues from the natural gas charge and related natural gas costs as required by the MPSC.

•
An approximate $2 million quarter-over-quarter increase in margin from the new 2008 rate design for NSG, effective February 14, 2008, which incorporated higher fixed customer charges and lower volumetric rates.

•
An approximate $2 million quarter-over-quarter increase in margin related to the Enhanced Efficiency Program enacted by PGL and NSG in 2008 as approved by the ICC.  The increase in the margin related to higher revenues received to support this program was offset by a corresponding increase in operating and maintenance expenses related to costs associated with enacting the program.

•
A 6.2% decrease in throughput volumes to residential and commercial and industrial natural gas customers partially offset the increase in margin.  This decrease in throughput volumes had an approximate  $3 million negative quarter-over-quarter impact on margin, but was partially offset by an approximate $2 million positive impact of decoupling on the margins of PGL and NSG, resulting in an approximate $1 million negative quarter-over-quarter impact at the natural gas utility segment related to lower volumes.  Under decoupling, utilities are allowed to adjust rates to recover or refund the difference between the actual and authorized delivery charge components of revenue.

Operating Income (Loss)

The operating loss at the regulated natural gas utility segment decreased $16.8 million, driven by the $25.7 million increase in natural gas margin, partially offset by a $7.9 million increase in operating and maintenance expenses.

The increase in operating and maintenance expenses primarily related to:

•
A $7.6 million increase in bad debt expense, driven by the impact of high energy prices on overall accounts receivable balances, as well as an increase in the number of past due accounts related to worsening economic conditions.

•
A $2.0 million increase in the amortization of both costs to achieve synergy savings and costs related to the 2007/2008 rate cases for PGL and NSG, which were initially deferred as regulatory assets.  The increase in operating expenses related to these costs was offset in margin, through an increase in revenues.  As a result, there was no significant impact on earnings related to the amortization of these regulatory assets.

•
An approximate $2 million quarter-over-quarter increase related to the Enhanced Efficiency Program discussed above.  The increase in operating and maintenance expenses related to this program  was offset in margin through an increase in revenues.  As a result, there was no significant impact on earnings.

•	These increases in operating expenses were offset by decreases in pension, postretirement, and other benefit costs resulting from plan design changes and merger synergies.

Nine Months 2008 Compared with Nine Months 2007

Revenue

Regulated natural gas utility segment revenue increased $755.9 million, driven by:

•
A combined increase in PGL and NSG natural gas utility revenue of $640.6 million, from $658.9 million during the nine months ended September 30, 2007, to $1,299.5 million during the same period in 2008.  The increase in revenue at both of these natural gas utilities was driven primarily by the fact that they were not acquired until February 21, 2007.  Other factors for the increase include:

	-	PGL's rate increase of $71.2 million, effective February 14, 2008.

	-	Higher period-over-period natural gas prices.

	-	Colder than prior year weather during the heating season for both utilities in 2008.

•	An increase in natural gas revenue of $115.3 million at the remaining natural gas utilities (WPSC, MERC, and MGUC) resulted from:

	-	An approximate 18% increase in the per-unit cost of natural gas during the nine months ended September 30, 2008, compared with the same period in 2007.

-
A combined 5.5% increase in natural gas throughput volumes at WPSC, MERC, and MGUC.  This increase was driven by a 6.6% increase in residential volumes and a 7.3% increase in commercial and industrial volumes.  The increase in sales volumes was driven by colder weather during the 2008 heating season, evidenced by an approximate 9% increase in heating degree days for the nine months ended September 30, 2008, compared with the same period in 2007, across these three utilities.

-
WPSC receiving the benefit of its 2007 retail natural gas rate increase for the entire nine months ended September 30, 2008, whereas this rate increase did not benefit 2007 natural gas utility results until its January 12, 2007, effective date.

Margin

The regulated natural gas utility segment margin increased $199.0 million, driven by:

•
A period-over-period increase in the combined margin at PGL and NSG of $186.6 million, from $238.2 million for the nine months ended September 30, 2007 to $424.8 million for the same period in 2008.  The increase in combined margin was driven by:

-
The acquisition of PGL and NSG on February 21, 2007.  The combined operations for the entire heating season during the nine months ended September 30, 2008, were included in the 2008 natural gas utility margin.  However, only operations from the acquisition date through September 30, 2007, were included in the 2007 natural gas utility margin.  Due to the seasonal nature of natural gas utilities, higher margins are generally derived during the heating season (first and fourth quarters).

-
A 2008 rate increase for PGL, the impact of the new rate design for NSG, the Enhanced  Efficiency Program and the VBA decoupling mechanisms implemented at both PGL and NSG, and colder than prior year weather experienced by both PGL and NSG before the VBA decoupling mechanism went into effect on March 1, 2008.

•	An increase in natural gas margin of $12.3 million at the remaining natural gas utilities (WPSC, MERC, and MGUC), driven by the following:

-
A 5.5% increase in natural gas throughput volumes at WPSC, MERC, and MGUC.  The impact of colder period-over-period weather, partially offset by energy conservation efforts by natural gas utility customers and a larger number of customer disconnections period-over-period, contributed a net $7 million increase in margin.

-
An approximate $3 million period-over-period increase in margin at MGUC related to certain favorable adjustments  to the reconciliation of revenues from the natural gas charge and related natural gas costs as required by the MPSC.

-
The delay in the effective date of WPSC's 2007 general rate increase, which had an estimated $1 million favorable impact on natural gas margin for the nine months ended September 30, 2008, compared with the same period in 2007.

Operating Income

Operating income at the regulated natural gas utility segment increased $85.0 million, driven by the $199.0 million increase in the natural gas margin, partially offset by a $114.0 million increase in operating expenses.

The increase in operating expenses was primarily related to an increase in combined operating expenses at PGL and NSG of $117.6 million, from $242.6 million for the nine months ended September 30, 2007, to $360.2 million for the same period in 2008.

The increase in operating expenses at PGL and NSG was primarily due to:

•	These natural gas utilities being acquired on February 21, 2007. Operating expenses for the period January 1, 2007, to the acquisition date were not included in the 2007 operating results.

•	A non-cash goodwill impairment charge of $6.5 million recognized in the second quarter of 2008 related to NSG.

•
A combined increase in bad debt expense, driven by the impact of high energy prices on overall accounts receivable balances, as well as an increase in the number of past due accounts related to the worsening economic conditions.

Other Expense

Other expense at the regulated natural gas utilities increased $3.5 million, driven by a $4.0 million increase in interest expense, partially offset by a $0.5 million increase in miscellaneous income.

The increase in other expense was a result of:

•
A $5.0 million increase in combined interest expense at PGL and NSG, from $19.9 million during the nine months ended September 30, 2007, to $24.9 million for the same period in 2008.  The increase in interest expense at PGL and NSG is primarily due to the fact that these utilities were first acquired on February 21, 2007.  The increase is also a result of increased short-term borrowing levels in 2008 primarily utilized for additional capital additions and repayment of long-term debt.

•
The increase in other expense was offset by a $1.2 million increase in miscellaneous income at WPSC related to the allowance for funds used during construction related to the construction of natural gas laterals for connection to the Guardian II pipeline.

Regulated Electric Segment Operations

	Three Months Ended		%	Nine Months Ended		%
(Millions, except heating and cooling degree days)	September 30		Increase	September 30		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$375.3	$340.4	10.3%	$1,015.6	$944.8	7.5%
Fuel and purchased power costs	167.4	169.9	(1.5)%	501.8	480.6	4.4%
Margins	207.9	170.5	21.9%	513.8	464.2	10.7%

Operating and maintenance expense	85.8	74.6	15.0%	274.5	242.0	13.4%
Depreciation and amortization expense	21.6	19.4	11.3%	61.8	60.0	3.0%
Taxes other than income	10.9	10.6	2.8%	33.1	32.2	2.8%

Operating income	89.6	65.9	36.0%	144.4	130.0	11.1%

Miscellaneous income	1.8	3.7	(51.4)%	5.6	6.2	(9.7)%
Interest expense	(8.5)	(8.6)	(1.2)%	(25.8)	(24.4)	5.7%
Other expense	(6.7)	(4.9)	36.7%	(20.2)	(18.2)	11.0%

Income before taxes	$82.9	$61.0	35.9%	$124.2	$111.8	11.1%

Sales in kilowatt-hours
Residential	789.4	841.4	(6.2)%	2,307.7	2,403.5	(4.0)%
Commercial and industrial	2,240.4	2,288.6	(2.1)%	6,538.3	6,554.3	(0.2)%
Wholesale	1,331.7	1,045.5	27.4%	3,637.3	3,041.0	19.6%
Other	9.1	9.5	(4.2)%	30.4	30.0	1.3%
Total sales in kilowatt-hours	4,370.6	4,185.0	4.4%	12,513.7	12,028.8	4.0%

Weather
WPSC:
Heating degree days	161	174	(7.5)%	5,036	4,576	10.1%
Cooling degree days	356	395	(9.9)%	460	599	(23.2)%
UPPCO:
Heating degree days	405	368	10.1%	6,178	5,694	8.5%
Cooling degree days	109	231	(52.8)%	138	343	(59.8)%

Third Quarter 2008 Compared with Third Quarter 2007

Revenue

Regulated electric utility segment revenue increased $34.9 million, driven by:

•
A final rate order issued by the PSCW effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase.  Per the PSCW's order approving the PEC merger, WPSC was not permitted to increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPSC was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.

•
An interim fuel surcharge approved by the PSCW for WPSC's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  Contributing factors in the rate change, which obtained final approval from the PSCW on July 4, 2008, were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the start-up phases, increased coal and coal transportation costs, and increased natural gas costs.

•
A 4.4% increase in electric sales volumes, including a 27.4% increase in volumes sold to lower margin wholesale customers, partially offset by a 6.2% and 2.1% decrease in sales volumes, respectively, to higher margin residential and commercial and industrial customers.  The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer quarter-over-quarter.  Opportunity sales volumes also increased as WPSC had more low-cost generation with Weston 4 generating power for most of the third quarter of 2008. The  decrease in sales volumes to residential and commercial and industrial customers was driven by unfavorable weather, high energy prices, and a general slowdown in the economy, which led to more energy conservation.

Margin

The regulated electric utility segment margin increased $37.4 million, driven by the following:

•
A $13.5 million partial refund by WPSC to Wisconsin retail customers during the third quarter of 2007 of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.  WPSC completed the refund of proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail customers in 2007.

•
An approximate $18 million increase in regulated electric utility margin quarter-over-quarter driven by fuel and purchased power costs that were approximately $14 million lower than what was recovered in rates during the quarter ended September 30, 2008, compared with fuel and purchased power costs that were approximately $4 million higher than what was recovered in rates during the same quarter in 2007.  As a result of approximately $23 million of under-recovered energy costs in the first quarter of 2008, the PSCW approved an interim rate surcharge effective March 22, 2008, and subsequently approved a higher final surcharge effective July 4, 2008.  In the third quarter of 2008, the surcharge allowed WPSC to recover approximately $14 million of the $23 million of under-recovered fuel and purchased power costs.  This was in addition to approximately $7 million of fuel and purchased power costs recovered in the second quarter of 2008.  At September 30, 2008, approximately $21 million of the total $23 million of under-recovered fuel costs were recovered.  On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPSC's current and anticipated annual fuel costs are below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPSC's rates are now subject to refund, effective September 30, 2008.

•	The effect of the 2008 retail electric rate increase at WPSC that was effective January 16, 2008.

•
The increase in overall electric margin was partially offset by colder weather during the cooling season, which drove an approximate $3 million quarter-over-quarter decrease in margin.  In addition, customer conservation efforts also drove an approximate $3 million quarter-over-quarter decrease in margin.

Operating Income

Operating income at the regulated electric utility segment increased $23.7 million, driven by the $37.4 million increase in electric margin, partially offset by a $13.7 million increase in operating expenses.

The increase in operating expenses was the result of:

•
An increase of $13.5 million quarter-over-quarter, related to the partial amortization in the third quarter of 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	An increase in regulated electric transmission expenses at WPSC of $4.7 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

•	An increase in depreciation and amortization expense of $2.1 million at WPSC, primarily related to Weston 4 being placed in service for accounting purposes in April 2008.

The increase in operating expenses was offset by:

•
A decrease in electric maintenance expenses at WPSC of $1.9 million, primarily due to major planned outages at the Weston 3 generation station, the De Pere Energy Center, and the Pulliam generation plant in the third quarter of 2007, compared with fewer plant outages in the same period in 2008.

•	A decrease in pension, postretirement, and other benefit costs resulting from plan design changes and merger synergies.

Other Expense

Other expense at the regulated electric utilities increased $1.8 million quarter-over-quarter, driven by a decrease in miscellaneous income.  The decrease in miscellaneous income was driven by the gain on the sale of an electric generation facility at UPPCO in July 2007.

Nine Months 2008 Compared with Nine Months 2007

Revenue

Regulated electric utility segment revenue increased $70.8 million, driven by:

•	A final rate order by the PSCW, effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase.

•
An interim fuel surcharge approved by the PSCW for WPSC's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  This surcharge obtained final approval from the PSCW on July 4, 2008.

•
A 4.0% increase in electric sales volumes, including a 19.6% increase in volumes sold to lower margin wholesale customers, partially offset by a 4.0% decrease in sales volumes to higher margin residential customers.  The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer period-over-period.  An increase in opportunity sales also contributed to the increase in volumes as WPSC had more low-cost generation with Weston 4 generating power for much of the 2008 second and third quarters combined with available capacity from lower sales volumes to residential customers.  The decrease in sales volumes to residential customers was driven by colder weather during the cooling season, as well as high energy prices and a general slowdown in the economy, which led to more energy conservation during the nine months ended September 30, 2008, compared with the same period in 2007.

•	WPSC having the full benefit in 2008 of the 2007 retail electric rate increase effective January 12, 2007, for WPSC's electric customers in Wisconsin.

Margin

The regulated electric utility segment margin increased $49.6 million, driven by an increase in electric margin at WPSC.

The $50.8 million increase in the electric margin at WPSC was a result of:

•	The effect of the 2008 retail electric rate increase effective January 16, 2008, and the full benefit of the 2007 retail electric rate increase effective January 12, 2007.

•
A $40.5 million partial refund to Wisconsin retail customers for the nine months ended September 30, 2007, of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.

•	These increases in the electric margin at WPSC were offset by an approximate $7 million decrease in margin due to lower residential sales volumes.

Operating Income

Operating income at the regulated electric utility segment increased $14.4 million, driven by the $49.6 million increase in electric margin, partially offset by a $35.2 million increase in operating expenses.

The increase in operating expenses was driven by the following:

•
A $40.5 million period-over-period increase related to the partial amortization in 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	A $9.8 million increase in WPSC electric transmission expenses, primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

•
An increase in WPSC depreciation and amortization expense of $1.8 million, primarily related to Weston 4 being placed in service for accounting purposes in April 2008, partially offset by a decrease in depreciation related to assets transferred to IBS.

These increases in operating expenses were partially offset by:

•
A $12.0 million decrease in electric maintenance expenses at WPSC, primarily due to major planned outages at the Weston 2 and Weston 3 generation stations, the De Pere Energy Center, and the Pulliam generation station in 2007, compared with fewer plant outages during the same period in 2008.

•	A decrease in pension, postretirement, and other benefit costs, resulting from plan design changes and merger synergies.

Other Expense

Other expense at the regulated electric utilities increased $2.0 million, driven by a $1.4 million increase in interest expense and a $0.6 million decrease in miscellaneous income.

The increase in other expense was a result of:

•	An increase in interest expense due to higher borrowings at WPSC, primarily utilized to fund various construction projects.

•
The decrease in miscellaneous income was driven by a $1.8 million gain on the sale of a generation facility by UPPCO in July 2007, partially offset by higher gains on land sales at WPSC period-over-period.

Integrys Energy Services' Segment Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

	Three Months Ended		%	Nine Months Ended		%
(Millions, except natural gas sales volumes)	September 30		Increase	September 30		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$2,540.8	$1,554.3	63.5%	$7,555.5	$4,978.1	51.8%
Cost of fuel, natural gas, and purchased power	2,639.7	1,487.5	77.5%	7,467.1	4,804.1	55.4%
Margins	(98.9)	66.8	-	88.4	174.0	(49.2%)

Margin Detail
Electric and other margins	(185.7)	33.7	-%	42.2	85.5	(50.6%)
Natural gas margins	86.8	33.1	162.2%	46.2	88.5	(47.8%)

Operating and maintenance expense	45.7	38.2	19.6%	127.1	114.1	11.4%
Depreciation and amortization	3.6	4.8	(25.0%)	10.6	10.4	1.9%
Taxes other than income taxes	0.6	1.6	(62.5%)	4.7	6.0	(21.7%)

Operating income (loss)	(148.8)	22.2	-%	(54.0)	43.5	-%

Miscellaneous income (expense)	1.5	(2.9)	-%	4.5	1.4	221.4%
Interest expense	(3.4)	(4.7)	(27.7%)	(6.1)	(10.4)	(41.3%)
Other expense	(1.9)	(7.6)	(75.0%)	(1.6)	(9.0)	(82.2%)

Income (loss) before taxes	$(150.7)	$14.6	-%	$(55.6)	$34.5	-%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kwh	53,169.2	40,237.8	32.1%	134,834.4	95,720.6	40.9%
Retail electric sales volumes in kwh	4,582.3	4,774.1	(4.0%)	12,627.0	10,728.6	17.7%
Wholesale natural gas sales volumes in bcf	166.0	121.4	36.7%	457.9	346.1	32.3%
Retail natural gas sales volumes in bcf	72.9	76.8	(5.1%)	254.8	276.1	(7.7%)

Physical volumes (includes only transactions settled physically for the periods shown) *
Wholesale electric sales volumes in kwh	1,416.9	935.2	51.5%	3,537.4	2,258.5	56.6%
Retail electric sales volumes in kwh	4,552.9	4,708.1	(3.3%)	12,542.3	10,567.3	18.7%
Wholesale natural gas sales volumes in bcf	156.0	115.1	35.5%	421.5	318.5	32.3%
Retail natural gas sales volumes in bcf	71.1	66.0	7.7%	252.0	231.0	9.1%
* Represents gross physical volumes.
kwh – kilowatt-hours
bcf – billion cubic feet

Revenue

Revenues increased $986.5 million quarter-over-quarter and $2,577.4 million for the nine months ended September 30, 2008, compared with the same period in 2007, primarily due to higher energy prices and increased volumes.

Margins

Changes in commodity prices subject a portion of our nonregulated operations to earnings volatility.  Integrys Energy Services uses financial instruments to economically hedge risks associated with physical transactions.  The financial instruments essentially lock in margin on these transactions by mitigating the fluctuations in market conditions, changing commodity prices, volumetric exposure, and other associated risks.  Because derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP, reported earnings for the nonregulated energy operations segment include the changes in the fair values of the derivative instruments.  These values may change significantly from period to period and are reflected as unrealized gains or losses within margin.  However, on the other side of these transactions, fluctuations in the fair value of the physical instruments that are subject to the economic hedges do not impact margin until settlement, as they do not meet the GAAP definition of derivative instruments.

Integrys Energy Services' margins decreased $165.7 million in the third quarter of 2008, compared with the same quarter in 2007, and decreased $85.6 million for the nine months ended September 30, 2008, compared with the same period in 2007.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are generally related to timing of gain and loss recognition of certain transactions and, prior to January 1, 2008, the settlement of the derivative instruments used to protect the value of Section 29/45K federal tax credits.

	Increase (Decrease) in Margin for
(Millions except natural gas sales volumes)	Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Electric and other margins
Realized gains on structured origination contracts	$2.0	$4.6
All other realized wholesale electric margin	(7.8)	(15.9)
Realized retail electric margin	(0.3)	20.0

Other significant items:
Retail and wholesale fair value adjustments *	(203.0)	(40.5)
Oil option activity	(10.3)	(11.5)
Net decrease in electric and other margins	(219.4)	(43.3)

Natural gas margins
Lower of cost or market inventory adjustments	(121.6)	(105.6)
Other realized natural gas margins	(18.6)	(8.7)

Other significant items:
Spot to forward differential	7.3	8.5
Other fair value adjustments *	186.6	63.5
Net increase (decrease) in natural gas margins	$53.7	$(42.3)

Net decrease in Integrys Energy Services' margin	$(165.7)	$(85.6)

*Combined, for the three and nine months ended September 30, 2008, these two line items included a total of $11.5 million of gains resulting from the adoption of SFAS No. 157 in the first quarter of 2008.  See Note 18, "Fair Value," for more information.

Third Quarter 2008 Compared with Third Quarter 2007

Electric and Other Margins

Integrys Energy Services' electric and other margins decreased $219.4 million in the third quarter 2008, compared with the third quarter 2007.  The third quarter 2008 electric and other margins included the negative impact of $1.0 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with no impact in the third quarter of 2007.  Significant contributors to the change in Integrys Energy Services' electric and other margins are discussed below.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $2.0 million, from $4.2 million in the third quarter 2007, to $6.2 million in the third quarter 2008.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  The increase was primarily due to continued growth in existing markets in the Midwest and northeastern United States, as well as expansion into markets in Texas and the western United States.

All other realized wholesale electric margin

All other realized wholesale electric margin decreased $7.8 million, from a $3.8 million positive margin for the quarter ended September 30, 2007, to a $4.0 million negative margin for the quarter ended September 30, 2008.  Integrys Energy Services seeks to reduce market price risk and extract additional value from its generation and energy contract portfolios through various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).  Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies, generation facilities, and trading activities is expected due to changing market conditions and the timing associated with the settlement of these transactions.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, generally allows Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.  For more information on VaR, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

Realized retail electric margin

The realized retail electric margin decreased $0.3 million, from $22.6 million in the third quarter 2007, to $22.3 million in the third quarter 2008, driven by reduced margin from Texas operations.  This reduction is a result of higher ancillary costs in Texas and the effects of Hurricane Ike, which disrupted the electric infrastructure in Texas for a period of time, causing some of Integrys Energy Services' customers to be without electricity or take only a fraction of their normal load during that period.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale fair value adjustments decreased $203.0 million, as it recognized $210.2 million of non-cash unrealized losses related to derivative instruments in the third quarter of 2008, compared with $7.2 million of non-cash unrealized losses during the same quarter in 2007.

The non-cash unrealized losses resulted from the application of derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to mitigate the price, volume, and ancillary risks associated with related customer sales contracts.  These customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.  From July 1, 2008 to September 30, 2008, energy prices declined in excess of 40%, which led to the recognition of large non-cash unrealized losses in the third quarter of 2008 on these electric customer supply contracts.

Oil option activity

Oil option activity drove a $10.3 million decrease in electric and other margins in the third quarter 2008, compared with the same period in 2007.  Unrealized gains on oil options were $10.3 million in the third quarter of 2007.  Oil options used to protect the value of the former Section 29/45K tax credits, were settled at the end of 2007, as legislation providing for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007.

Natural Gas Margins

Integrys Energy Services' natural gas margins increased $53.7 million in the third quarter of 2008, compared with the third quarter of 2007.  The third quarter 2008 natural gas margins included the positive impact of $1.1 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with no significant impact related to purchase accounting adjustments in the third quarter of 2007.  Significant contributors to the change in Integrys Energy Services' natural gas margins are discussed below.

Lower of cost or market inventory adjustments

The spot price of natural gas decreased significantly during the third quarter of 2008 (below the average cost of natural gas in inventory which Integrys Energy Services had injected throughout the year), which resulted in a lower of cost or market adjustment, as required by GAAP.  This adjustment contributed a $121.6 million quarter-over-quarter decrease in natural gas realized margins.  The negative impact on realized margin related to this inventory adjustment was substantially offset by unrealized gains recognized in the third quarter of 2008 on derivative instruments utilized to mitigate the price risk on natural gas inventory underlying natural gas storage transactions (See "Other fair value adjustments" below).

Other realized natural gas margins

All other realized natural gas margins decreased $18.6 million, from $27.9 million during the quarter ended September 30, 2007, to $9.3 million during the quarter ended September 30, 2008, primarily related to realized losses on wholesale natural gas storage transactions.  Significant price decreases in the quarter provided management the opportunity to re-evaluate and optimize the natural gas storage portfolio by delaying planned injections/withdrawals and entering into new longer term purchase/sales contracts.  Delaying these withdrawals led to realized losses on the settlement of the original sales contracts in the current period.  The realized losses associated with the original sales contracts will be offset by higher margins once the inventory is physically withdrawn from storage between now and April 1, 2009.

Spot to forward differential

Integrys Energy Services experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year.  Generally, injections of natural gas into storage inventory take place in the summer months and natural gas withdrawals take place in the winter months.  Integrys Energy Services' policy is to hedge the value of natural gas storage with contracts in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage.  Integrys Energy Services applies fair value hedge accounting to a portion of its derivative contracts used in this strategy.  Fair market value hedge accounting rules require the natural gas in storage to be reflected at fair market value using spot prices, while the future sales contracts are reflected at fair value using forward prices.  When the spot price of natural gas changes disproportionately to the forward price of natural gas, Integrys Energy Services experiences volatility in its earnings.  Consequently, earnings volatility may occur within the contract period for natural gas in storage.  The accounting treatment does not affect the underlying cash flows or economics of these transactions.

The natural gas storage cycle had a $7.3 million positive quarter-over-quarter impact on natural gas margins.  For the third quarter of 2008, the natural gas storage cycle had a $2.5 million negative impact on margin, compared with a $9.8 million negative impact on margin for the same quarter in 2007.  At September 30, 2008, the market value of natural gas in storage was $3.8 million less than the market value of future sales contracts (net unrealized loss) related to the 2008/2009 natural gas storage cycle.  These non-cash gains and losses will vary with market conditions each period, and ultimately reverse when all the natural gas is withdrawn from storage.

Other fair value adjustments

Other derivative accounting required fair value adjustments primarily relate to changes in the fair market value of contracts utilized to mitigate market price risk related to certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the transactions used to mitigate price risk (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts become subject to lower of cost or market adjustments, as was the case in the third quarter of 2008), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

The impact of these fair value adjustments drove a $186.6 million increase in the natural gas margins as unrealized gains on these instruments were $204.2 million in the third quarter of 2008, compared with unrealized gains of $17.6 million during the third quarter of 2007.

Operating Income (Loss)

Third quarter operating results at Integrys Energy Services decreased $171.0 million, from operating income of $22.2 million in 2007 to a $148.8 million operating loss for the same period in 2008.  This decrease resulted primarily from the $165.7 million quarter-over-quarter decrease in margin discussed above, as well as a $7.5 million quarter-over-quarter increase in operating and maintenance expense.  Operating and maintenance expense increased from $38.2 million in the third quarter of 2007 to $45.7 million in the third quarter of 2008, driven by a $7.3 million increase in bad debt expense as a result of the bankruptcy of Lehman Brothers in the third quarter of 2008.

Other Expense

Other expense decreased $5.7 million, resulting from:

~~•~~
A $4.4 million increase in miscellaneous income due primarily to a $3.0 million loss recognized during the three months ended September 30, 2007, related to Integrys Energy Services' former investment in a synthetic fuel facility.  A $3.0 million increase in foreign currency gains related to Integrys Energy Services' Canadian subsidiaries also contributed to the increase.  These increases were partially offset by a $1.4 million decrease in interest and dividend income on margin deposits.  Foreign currency transactions are substantially hedged from an economic perspective and offset in margins, resulting in no significant impact on income available for common shareholders.

~~•~~	A $1.3 million decrease in interest expense due to Integrys Energy Services experiencing lower average working capital requirements quarter-over-quarter.

Nine Months 2008 Compared with Nine Months 2007

Electric and Other Margins

Integrys Energy Services' electric and other margins decreased $43.3 million during the nine months ended September 30, 2008, compared with the same period in 2007.  For the nine months ended September 30, 2008, electric and other margins included the negative impact of $6.5 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with a $9.4 million negative impact for the same period in 2007.  Significant contributors to the change in Integrys Energy Services' electric and other margins are discussed below.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $4.6 million, from $13.1 million for the nine months ended September 30, 2007, to $17.7 million for the same period in 2008.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  The increase was primarily due to continued growth in existing markets in the Midwest and northeastern United States, as well as expansion into markets in Texas and the western United States.

All other realized wholesale electric margin

All other wholesale electric margin decreased $15.9 million, from $34.1 million for nine months ended September 30, 2007, to $18.2 million for the nine months ended September 30, 2008.  Integrys Energy Services seeks to reduce market price risk and extract additional value from its generation and energy contract portfolios through various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts).  Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies, generation facilities, and trading activities is expected due to changing market conditions and the timing associated with the settlement of these transactions.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, generally allows Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.

Realized retail electric margin

The realized retail electric margin increased $20.0 million from $27.0 million during the nine months ended September 30, 2007, to $47.0 million for the same period in 2008.  The increase was driven by the addition of new customers in Illinois because of the PEC merger, expansion into the Mid-Atlantic region and the resolution of certain regulatory issues in Northern Maine.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale derivative accounting required fair value adjustments decreased $40.5 million during the nine months ended September 30, 2008, compared with the same period in 2007.  Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be reflected at market value), without a corresponding offset related to the customer sales contracts, which are not considered derivative instruments.  These non-cash gains and losses will vary each period, and ultimately reverse as the related customer sales contracts settle.  As a result, Integrys Energy Services generally experiences unrealized losses on supply contracts in periods of declining market prices and unrealized gains in periods of increasing market prices.  See "Third Quarter 2008 Compared with Third Quarter 2007 – Retail and wholesale fair value adjustments," for more information.

Oil option activity

Oil option activity drove an $11.5 million decrease in electric and other margins during the nine months ended September 30, 2008, compared with the same period in 2007.  Unrealized gains on oil options were $11.5 million for the nine months ended September 30, 2007.  The oil options used to protect the value of former Section 29/45K tax credits settled at the end 2007, as the legislation that provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel expired effective December 31, 2007.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $42.3 million during the nine months ended September 30, 2008, compared with the same period in 2007.  During the nine months ended September 30, 2008, natural gas margins included the negative impact of $5.4 million of amortization related to purchase accounting adjustments required as a result of the PEC merger, compared with no significant impact related to purchase accounting adjustments during the same period in 2007.  Significant contributors to the change in Integrys Energy Services' natural gas margins are discussed below.

Lower of cost or market inventory adjustments

The spot price of natural gas decreased significantly during the third quarter of 2008 (below the average cost of natural gas inventory Integrys Energy Services had injected throughout the year), which resulted in a lower of cost or market adjustment, as required by GAAP.  This adjustment contributed a $105.6 million period-over-period decrease to natural gas margins.  The negative impact on margin related to this inventory adjustment was substantially offset by unrealized gains recognized in the third quarter of 2008 on derivative instruments utilized to mitigate the price risk on natural gas inventory underlying natural gas storage transactions (See "Other fair value adjustments" below).

Other realized natural gas margins

All other realized natural gas margins decreased $8.7 million, from $95.9 million during the nine months ended September 30, 2007, to $87.2 million during the same period in 2007, related to $11.1 million of realized losses on wholesale natural gas storage transactions.  Significant price decreases in the third quarter of 2008 provided management the opportunity to re-evaluate and optimize the natural gas storage portfolio by delaying planned withdrawals and entering into new longer term sales contracts.  Delaying these withdrawals led to realized losses on the settlement of the original sales contracts in the current period.  The realized losses associated with the original sales contracts will be offset by higher margins once the inventory is physically withdrawn from storage between now and April 1, 2009.  These decreases were partially offset by an increase in margin from retail natural gas operations in Illinois of $4.7 million, driven by the PEC merger.

Spot to forward differential

The natural gas storage cycle had an $8.5 million positive impact on natural gas margins for the nine months ended September 30, 2008, compared with the same period in 2007.  For the nine months ended September 30, 2008, the natural gas storage cycle had a $1.8 million positive impact on margin, compared with a $6.7 million negative impact on margin for the same period in 2007.

Other fair value adjustments

Other derivative accounting required fair value adjustments primarily relate to changes in the fair market value of contracts utilized to mitigate market price risk related to certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts become subject to lower of cost or market adjustments, as was the case in the nine months ended September 30, 2008), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

The impact of the fair value adjustments discussed above drove a $63.5 million increase in the natural gas margins as unrealized gains on these instruments were $76.7 million in the nine months ended September 30, 2008, compared with unrealized gains of $13.2 million for the nine months ended September 30, 2007.

Operating Income (Loss)

Integrys Energy Services' operating results for the nine months ended September 30, 2008, decreased $97.5 million, from operating income of $43.5 million in 2007, to a $54.0 million operating loss for the same period in 2008.  This decrease resulted from the $85.6 million decrease in margin discussed above and a $13.0 million increase in operating and maintenance expense.  Operating and maintenance expense increased from $114.1 million during the nine months ended September 30, 2007, to $127.1 million for the same period in 2008, driven by a $7.3 million increase in bad debt expense as a result of the recent bankruptcy of Lehman Brothers in the third quarter of 2008.  Higher payroll and benefit costs related to additional employees required because of continued business expansion activities at Integrys Energy Services contributed an additional increase in operating and maintenance expense.

Other Expense

Other expense decreased $7.4 million, resulting from:

~~•~~
A $3.1 million increase in miscellaneous income due primarily to an $11.2 million loss recognized during the nine months ended September 30, 2007, related to Integrys Energy Services' former investment in a synthetic fuel facility.  This increase was partially offset by a decrease of $4.1 million in foreign currency gains related to Integrys Energy Services' Canadian subsidiaries and a $2.6 million decrease in interest and dividend income on margin deposits.

~~•~~	A $4.3 million decrease in interest expense as Integrys Energy Services experienced lower average working capital requirements period-over period.

Holding Company and Other Segment Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Operating income (loss)	$(2.2)	$(1.9)	15.8%	$0.8	$(4.4)	-%

Other income (expense)	6.5	(5.8)	-%	12.0	(15.2)	-%

Income (loss) before taxes	$4.3	$(7.7)	-%	$12.8	$(19.6)	-%

Third Quarter 2008 Compared with Third Quarter 2007

Operating Income (Loss)

Operating loss at the Holding Company and Other segment increased $0.3 million during the quarter ended September 30, 2008, compared with the same period in 2007, driven by an operating loss of $1.8 million at IBS in the third quarter of 2008.  Operations at IBS, our wholly owned service company, did not commence until January 1, 2008.  Partially offsetting this loss were reductions in operating expenses relating to consulting fees and external costs to achieve merger synergies.

Other Income (Expense)

Other income increased $12.3 million, driven by the following:

•
A decrease in interest expense of $7.0 million due to a decrease in average short-term borrowings required for working capital requirements quarter-over-quarter at Integrys Energy Group.  A portion of the proceeds received from the sale of PEP in September 2007 was used to pay down short-term debt.

•
A $5.8 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $18.8 million of pre-tax equity earnings from ATC during the third quarter of 2008, compared with $13.0 million of pre-tax equity earnings during the same quarter in 2007.

Nine Months 2008 Compared with Nine Months 2007

Operating Income (Loss)

Operating income at the Holding Company and Other segment improved $5.2 million during the nine months ended September 30, 2008, compared with the same period in 2007.

The increase in operating income was driven by:

•	Reductions in operating expenses related to consulting fees, compensation and benefits at the holding company, and contractor costs.

•	Operating income of $1.3 million generated at IBS during the nine months ended September 30, 2008, which related to return on capital included in its service charges.

•
Partially offsetting the increases discussed above was a $6.6 million increase in operating expenses related to external costs to achieve merger synergies in the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007.  This increase occurred primarily because in March 2007 all external costs to achieve merger synergies incurred from July 2006 through March 2007 were allocated from the Holding Company and Other segment (where they were initially recorded) to the other reportable segments, which are the beneficiaries of the synergy savings resulting from these costs.  This resulted in lower operating expenses at the Holding Company and Other segment during the nine months ended September 30, 2007.

Other Income (Expense)

Other income increased $27.2 million and was driven by:

•
A $12.7 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $49.4 million of pre-tax equity earnings from ATC during the nine months ended September 30, 2008, compared with $36.7 million of pre-tax equity earnings during the same period in 2007.

•
A $17.6 million decrease in interest expense due to lower average borrowings used for working capital requirements at Integrys Energy Group.  A portion of the proceeds received from the sale of PEP in September 2007 was used to pay down the short-term debt.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Effective Tax Rate	36.5%	45.8%	37.7%	29.0%

Third Quarter 2008 Compared with Third Quarter 2007

The change in the effective tax rate for the third quarter of 2008, compared with the same quarter in 2007, was lower because of adjustments made during the quarter in computing the company's annual expected effective tax rate that are required by GAAP.  The primary driver causing a rate adjustment of approximately $5 million in 2007 was an increase in the expected phase-out of Section 29/45K tax credits related to oil prices at that point in 2007.

Nine Months 2008 Compared with Nine Months 2007

Section 29/45K of the Internal Revenue Code that made tax credits available from the production and sale of synthetic fuel expired effective December 31, 2007, driving the increase in the effective tax rate for the nine months ended September 30, 2008, compared with the same period in 2007.  For the nine months ended September 30, 2007, our ownership in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $11.8 million.

Discontinued Operations

Third Quarter 2008 Compared with Third Quarter 2007

Income from discontinued operations, net of tax, decreased $32.3 million in the third quarter of 2008, compared with the same period in 2007.

In September 2007, Integrys Energy Group completed the sale of PEP.  During the quarter ended September 30, 2007, $32.4 million of after-tax income from discontinued operations was recognized related to PEP.  This included an after-tax gain of $13.7 million on the sale.

Nine Months 2008 Compared with Nine Months 2007

Income from discontinued operations, net of tax, decreased $79.2 million for the nine months ended September 30, 2008, compared with the same period in 2007.

During the nine months ended September 30, 2007, $64.6 million of after-tax income from discontinued operations was recognized related to PEP.  This included an after-tax gain of $13.7 million on the sale.

During 2007, WPS Niagara Generation, LLC recognized after-tax income of $14.7 million, primarily related to the $14.8 million gain on sale of this facility recorded in discontinued operations in January 2007.

For more information on the discontinued operations discussed above, see Note 4, "Discontinued Operations" and Note 21, "Segments of Business."

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  Our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies.  Currently, we believe our credit ratings are among the best in the energy industry.  However, our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control.  Due to unprecedented volatility within the financial markets beginning on September 15, 2008, Integrys Energy Group has been exposed to increased interest costs and challenges, at times, accessing short-term capital markets.  Due to disruptions in the commercial paper markets, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market.  These borrowings totaled $500 million, of which $100 million was outstanding at September 30, 2008, with $400 million drawn subsequent to September 30, 2008.

Operating Cash Flows

During the nine months ended September 30, 2008, net cash used for operating activities was $299.2 million, compared with net cash provided by operating activities of $310.0 million for the same period in 2007.  The $609.2 million decrease in operating cash flows was driven primarily by a $515.3 million period-over-period increase in cash used to purchase natural gas inventory.  This increase related to higher average natural gas prices during the nine months ended September 30, 2008, compared with the same period in 2007.

Investing Cash Flows

Net cash used for investing activities was $287.3 million during the nine months ended September 30, 2008, compared with $304.0 million for the same period in 2007.  The $16.7 million period-over-period decrease in cash used for investing activities was primarily driven by:

•	The reimbursement of $99.7 million from ATC related to the construction of the transmission facilities required to support Weston 4.

•	The payment of $14.0 million of transaction costs related to the PEC merger during the nine months ended September 30, 2007.

•
The decrease in cash used for investing activities discussed above was partly  offset by an increase in cash used for capital expenditures of $104.7 million (primarily related to the construction of a natural gas lateral infrastructure, discussed below).

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were:

Reportable Segment (millions)	2008	2007	Increase
Electric utility	$142.3	$133.5	$8.8
Natural gas utility	174.8	93.9	80.9
Integrys Energy Services	26.3	15.9	10.4
Holding company and other	11.8	7.2	4.6
Integrys Energy Group consolidated	$355.2	$250.5	$104.7

The increase in capital expenditures at the electric utility for the nine months ended September 30, 2008, compared with the same period in 2007, was mainly due to an increase in costs related to wind generation projects.  The increase in capital expenditures at Integrys Energy Services for the nine months ended September 30, 2008, compared with the same period in 2007, was mainly due to the landfill gas generation renewable project, as well as transportation and solar energy projects.  The increase in capital expenditures at the natural gas utility segment for the nine months ended September 30, 2008, compared with the same period in 2007, was primarily due to an increase in capital expenditures at PGL and NSG due to the fact that they were not acquired until February 21, 2007, as well as construction of the natural gas lateral infrastructure that will connect WPSC's natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash provided by financing activities was $600.7 million during the nine months ended September 30, 2008, compared with net cash used for financing activities of $596.8 million for the same period in 2007.  The $1.2 billion period-over-period increase in cash provided by financing activities was driven by short-term debt borrowings of $632.1 million during the nine months ended September 30, 2008, compared with the repayment of $489.1 million of short-term debt during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, Integrys Energy Group increased its short-term borrowings due in part to higher working capital requirements as a result of increased natural gas prices.  During the nine months ended September 30, 2007, Integrys Energy Group was able to pay down short-term debt with a portion of the $879 million of gross proceeds received from the sale of PEP in September 2007.

Significant Financing Activities

Dividends paid increased during the nine months ended September 30, 2008, over that paid for the same period in 2007, primarily as a result of the PEC merger.  Integrys Energy Group issued 31.9 million shares of common stock in conjunction with the PEC merger.  Integrys Energy Group's quarterly common stock dividend was also increased in February 2008, from 66 cents per share to 67 cents per share.

Integrys Energy Group had outstanding commercial paper borrowings of $808.2 million and $316.9 million at September 30, 2008, and 2007, respectively.  Integrys Energy Group had other outstanding short-term debt of $10.0 million at September 30, 2008, and 2007.  Integrys Energy Group had borrowings under revolving credit facilities of $282.1 million and $115.9 million at September 30, 2008, and 2007, respectively.

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

Prior to January 1, 2008, Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  As a result of the plans, equity increased $36.0 million for the nine months ended September 30, 2007.  During the first nine months of 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.

In January 2007, WPSC used the proceeds from its $22.0 million 3.95% tax exempt senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds which were to mature in 2013.

Credit Ratings

Integrys Energy Group uses internally generated funds, commercial paper borrowings, and short-term borrowings to satisfy most of its capital requirements.  The current credit ratings for Integrys Energy Group, WPSC, PEC, PGL, and NSG are listed in the table below.

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

We believe these ratings continue to be among the best in the energy industry and allow us to access the commercial paper and long-term debt markets.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  None of the credit ratings for the issuers listed above, except WPSC's senior secured debt rating, changed since Integrys Energy Group filed its 2007 Annual Report on Form 10-K.

On March 13, 2008, Standard and Poor's raised the senior secured debt rating for WPSC one notch from A to A+.  The new rating was a result of a review and changes made to the collateral coverage requirements Standard and Poor's uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

Discontinued Operations

Net cash provided by discontinued operations was $823.9 million in the nine months ended September 30, 2007, related to approximately $879 million of gross proceeds received from the sale of PEP in the third quarter of 2007.  For the nine months ended September 30, 2008, there was no cash provided by discontinued operations.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries, as of September 30, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011-2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$3,405.5	$30.4	$514.7	$954.2	$1,906.2
Operating lease obligations	45.7	2.8	18.2	14.6	10.1
Commodity purchase obligations(2)	8,172.3	1,440.7	4,120.3	1,221.2	1,390.1
Purchase orders(3)	659.7	650.3	9.0	0.3	0.1
Capital contributions to equity method investment	70.5	34.7	35.8	-	-
Minimum pension funding	268.5	-	40.9	40.0	187.6
Total contractual cash obligations	$12,622.2	$2,158.9	$4,738.9	$2,230.3	$3,494.1

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

The table above does not reflect payments related to the manufactured gas plant remediation liability of $676.4 million at September 30, 2008, as the amount and timing of payments are uncertain.  See Note 12, "Commitments and Contingencies."  Also, the table does not reflect any payments for the September 30, 2008, liability for uncertain tax positions.  See Note 11, "Income Taxes."

Capital Requirements

Estimated construction expenditures by company for the three-year period 2008 through 2010 are listed below.  Although not anticipated, Integrys Energy Group would be able to postpone certain construction expenditures based on credit market and economic conditions.

(Millions)
WPSC
Wind generation projects	$259.5
Environmental projects	169.0
Electric and natural gas distribution projects	140.2
Natural gas laterals to connect to Guardian II pipeline	77.9
Weston 4 (1)	36.0
Other projects	173.9

UPPCO
Electric distribution projects and repairs and safety measures at hydroelectric facilities	93.1

MGUC
Natural gas pipe distribution system and underground natural gas storage facilities	25.9

MERC
Natural gas pipe distribution system	49.3

PGL
Natural gas pipe distribution system and underground natural gas storage facilities (2)	473.3

NSG
Natural gas pipe distribution system	40.3

Integrys Energy Services
Landfill natural gas project, infrastructure project, solar energy projects, and miscellaneous projects	68.2

IBS
Corporate services infrastructure projects	89.7
Total capital expenditures	$1,696.3

(1)
As of September 30, 2008, WPSC incurred a total cost of approximately $538 million related to its ownership interest in the project.  WPSC incurred a total cost of $99.7 million related to the construction of the transmission facilities required to support Weston 4, and received reimbursement for these costs from ATC in April 2008.  The Weston 4 power plant became commercially operational in June 2008.

(2)
Includes approximately $75 million of expenditures related to the accelerated replacement of cast iron mains at PGL.  The expenditures were initially included in a request for recovery in a rider to PGL's rate case; however, the ICC rejected the rider.  The company is investigating alternative recovery options.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $35 million in 2008, approximately $24 million in 2009, and approximately $12 million in 2010.

Capital Resources

As of September 30, 2008, Integrys Energy Group and each of its subsidiaries were in compliance with all of their respective covenants under their lines of credit and other debt obligations.

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

In May 2008, WPSC filed a shelf registration statement, which was declared effective by the SEC in July 2008.  Under this Form S-3, WPSC may issue up to $250 million of senior debt securities within the next three years with amounts, prices and terms to be determined at the time of future offerings.

Other Future Considerations

Impact of Financial Market Turmoil

Volatility and uncertainty in the financial markets has impacted Integrys Energy Group in a number of ways.  Due to unprecedented volatility within the financial markets beginning on September 15, 2008, Integrys Energy Group has been exposed to increased interest costs and challenges, at times, accessing short-term capital markets.  Due to disruptions in the commercial paper markets, Integrys Energy Group made $500.0 million of draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market, and these borrowings remain outstanding.  In addition, we believe that a decrease in the number of wholesale counterparties actively trading in the energy markets has reduced market liquidity and increased the risk of counterparty concentrations.  This factor, combined with worsening economic conditions, has also increased the risk of credit losses.  A decline in the overall level of natural gas and electricity prices has resulted in increased cash margin calls on the exchanges utilized by Integrys Energy Group for economically hedging its supply obligations.

In response to the factors discussed above, Integrys Energy Group has taken several steps to improve its available liquidity.  On November 3, 2008, transactions were closed in support of this effort.  First, PGL issued $50.0 million of first mortgage bonds, and NSG issued $6.5 million of first mortgage bonds in  private placement transactions.  Next, Integrys Energy Group entered into an approximate $150 million drawn credit facility extending through March 2009.  Finally, Integrys Energy Group entered into a $250 million undrawn credit facility extending to May 2009.  Additionally, Integrys Energy Services has adjusted its product pricing strategy to account for the increased operating costs, business risks, and potential cash margining impact.  Increasing minimum margin requirements and cost of money assumptions have reduced the flow of new business which helps reduce the risk of increasing cash margining requirements while improving the profitability of the transactions that are executed.  Management believes that these efforts have reduced its exposure to adverse market conditions.  While the impact of continued market volatility and the extent and impacts of any economic downturn cannot be predicted, Integrys Energy Group currently believes it has sufficient operating flexibility and access to funding sources to maintain adequate liquidity.  Also, as Integrys Energy Group heads into the winter heating season, the natural gas storage cycle at both the regulated natural gas utilities and Integrys Energy Services will aid in thegeneration of positive cash flow as inventory that has been built up in storage will be sold to customers.  These positive cash flows can be used to reduce short-term debt.

The recent volatility in global capital markets has also led to a reduction in the current value of long-term investments held in Integrys Energy Group's pension and other postretirement benefit plan trusts.  The recent decline in asset value of the plans, if it continues for any length of time, could result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

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

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  Under decoupling, utilities are allowed to adjust rates to recover or refund the difference between the actual and authorized delivery charge components of revenue.  In the current WPSC rate case, WPSC and the Wisconsin Citizens Utility Board have filed an agreement to implement decoupling for natural gas and electric sales, along with several energy efficiency initiatives.  The PSCW must approve this agreement before it can be implemented.  Recently passed legislation in Michigan authorizes the MPSC to approve decoupling mechanisms.  In Minnesota, the legislature required the MPUC to evaluate decoupling.  The MPUC is currently engaged in that process and has sought and received comments on decoupling mechanisms from utilities and interveners in Minnesota.  Decoupling was approved by the ICC for PGL and NSG on a four-year trial basis on February 5, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling, and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.

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

Goodwill Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested on an annual basis and between required annual testing dates if certain conditions exist.  One of these conditions is a change in business climate, which may be evidenced by, among other things, a prolonged decline in a company's market capitalization below book value.  Any annual or interim goodwill impairment test could result in therecognition of a goodwill impairment loss.  See Note 7, "Goodwill and Other Intangible Assets," for more information on goodwill balances for Integrys Energy Group's reporting units at September 30, 2008.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes a new method of receiving pre-construction approval for significant generating plant additions as opposed to the alternative method of seeking approval for recovery of costs after building a generation plant.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a state-wide energy efficiency program.  On October 6, 2008, the Governor signed into law legislation containing these aspects of the plan.

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

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Condensed Consolidated Balance Sheets, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges), also on Integrys Energy Group's Condensed Consolidated Balance Sheets, or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the nine months ended September 30, 2008.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2007(1)	$(0.2)	$89.5	$42.8	$132.1
Less: Contracts realized or settled during period(2)	(0.2)	(54.3)	89.2	34.7
Plus: Changes in fair value of contracts in existence at September 30, 2008(3)	-	128.8	46.6	175.4
Fair value of contracts at September 30, 2008(1)	$-	$272.6	$0.2	$272.8

(1)	Reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2)	Includes the value of contracts in existence at December 31, 2007, that were no longer included in the net mark-to-market assets as of September 30, 2008.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2007, and contracts that were entered into subsequent to December 31, 2007, which were included in Integrys Energy Services' portfolio at September 30, 2008, as well as gains and losses at the inception of contracts.

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

Integrys Energy Services
Risk Management Contract Aging at Fair Value
As of September 30, 2008 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity In Excess of 5 years	Total Fair Value
Level 1	$59.5	$(10.7)	$(0.5)	$0.1	$48.4
Level 2	149.0	10.4	46.1	7.7	213.2
Level 3	(1.4)	20.0	(8.8)	1.4	11.2
Total fair value	$207.1	$19.7	$36.8	$9.2	$272.8

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

Integrys Energy Group has based its valuations on observable inputs whenever possible.  However, the valuation of certain derivative instruments requires the use of internally developed valuation techniques and/or significant unobservable inputs.  These valuations require a significant amount of management judgment and are classified as Level 3 measurements.  The majority of Integrys Energy Group's Level 3 measurements relate to risk management activities.  Of the total risk management assets on Integrys Energy Group's Condensed Consolidated Balance Sheets, $471.2 million (20.8%) utilized Level 3 measurements.  Of the total risk management liabilities, $453.9 million (21.6%) utilized Level 3 measurements.  Integrys Energy Group believes these valuations represent the fair values of these instruments as of the reporting date; however, the actual amounts realized upon settlement of these instruments could vary materially from the reported amounts due to movements in market prices and changes in the liquidity of certain markets.  There were no significant changes in the valuation techniques used by Integrys Energy Group to value its risk management instruments during the nine months ended September 30, 2008.

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

Interest Rate Risk

Due mainly to increases in commercial paper borrowings, Integrys Energy Group has increased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at September 30, 2008, a hypothetical increase in market interest rates of 100 basis points in 2008 would increase annual interest expense by $11.3 million.  Comparatively, based on the variable rate debt outstanding at September 30, 2007, an increase in interest rates of 100 basis points would have increased interest expense in 2007 by $6.2 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group's exposure to the change.

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

The VaR for Integrys Energy Services' trading portfolio is presented in the table below.  Integrys Energy Services maintained compliance with the VaR limit set by Integrys Energy Group for the period shown.

	September	September
(Millions)	2008	2007

95% confidence level, one-day holding period	$1.1	$1.3
Average for 12 months ended	1.3	1.1
High for 12 months ended	2.3	1.3
Low for 12 months ended	0.9	0.9

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

Changes in Internal Controls

There were no changes in Integrys Energy Group's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 12, "Commitments and Contingencies" in the Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors

The following risk factor is added to those previously disclosed in Part I, Item 1A of the 2007 Annual Report on Form 10-K for Integrys Energy Group filed on February 28, 2008:

Adverse capital and credit market conditions may adversely affect Integrys Energy Group's ability to meet liquidity needs, access capital and operate and grow its businesses.  Cost of capital and disruptions, uncertainty or volatility in the financial markets can also adversely impact the results of operations and financial condition of Integrys Energy Group, as well as exert downward pressure on stock prices.

The capital and credit markets have experienced extreme volatility, uncertainty and disruption in 2008.  In recent weeks, the volatility, uncertainty and disruption reached unprecedented levels.

Having access to the credit and capital markets, at a reasonable cost, is necessary for Integrys Energy Group to fund its operations, including its capital requirements.  Those markets provide Integrys Energy Group with liquidity to operate and grow its businesses that is not otherwise provided from operating cash flows.  The credit and capital markets also support the ability of Integrys Energy Group to provide credit support for the non-regulated operations of Integrys Energy Services, Inc.  Disruptions, uncertainty or volatility in those markets can also increase Integrys Energy Group's cost of capital.  If Integrys Energy Group is unable to access the credit and capital markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact its ability to grow its businesses, decrease earnings, significantly reduce financial flexibility and/or limit Integrys Energy Group's ability to sustain its current common stock dividend level.

The strength and depth of competition in the nonregulated energy markets depends heavily on active participation by multiple trading parties, which could be adversely affected by disruptions in the capital and credit markets.  Reduced capital and liquidity and failures of significant institutions that participate in the nonregulated energy markets could diminish the liquidity and competitiveness of those markets, which are important to the business of Integrys Energy Services, and could increase counterparty credit risk.

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

Integrys Energy Group, Inc.

Date: November 5, 2008	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group