Form 10-K
period 2008-12-31
INTEGRYS ENERGY GROUP, INC.
filed 2009-02-26
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

$3,884,606,353 as of June 30, 2008

Number of shares outstanding of each class of common stock, as of February 25, 2009

Common Stock, $1 par value, 76,425,737 shares

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 13, 2009 is incorporated by reference into Part III.

INTEGRYS ENERGY GROUP, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

PART IV			159

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES		159

SIGNATURES			160

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)
	A.	Statements of Income and Retained Earnings	161
	B.	Balance Sheets	162
	C.	Statements of Cash Flows	163
	D.	Notes to Parent Company Financial Statements	164

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS			171

EXHIBIT INDEX			172

Acronyms Used in this Annual Report on Form 10-K

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC N/A	Minnesota Public Utility Commission Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PEP	Peoples Energy Production Company
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
VBA	Volume Balancing Adjustment
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, regulatory matters, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources, trends, estimates, completion of construction projects, and other matters.

Forward-looking statements involve a number of risks and uncertainties.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2008.  Other factors include:

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

●
Current and future litigation, regulatory investigations, proceedings, or inquiries, including but not limited to, manufactured gas plant site cleanup, reconciliation of revenues from the Gas Charge and related natural gas costs, and the contested case proceeding regarding the Weston 4 air permit;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of Integrys Energy Group and its subsidiaries;
●	The risks associated with executing Integrys Energy Group's plan to significantly reduce the scope and scale of, or divest in its entirety, the nonregulated energy services business;
●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS and various state, local, and Canadian revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which Integrys Energy Group's subsidiaries operate;
●	The retention of market-based rate authority;
●	The risk associated with the value of goodwill or other intangibles and their possible impairment;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including mergers, acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The effectiveness of risk management strategies and the use of financial and derivative instruments;
●	The risks associated with the inability of Integrys Energy Group's and its subsidiaries' counterparties, affiliates, and customers to meet their obligations;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;

●	The utilization of tax credit carryforwards;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, Integrys Energy Group and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS

A.  GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when referring to "us," "we," "our" or "ours," we are referring to Integrys Energy Group, Inc.  References to "Notes" are to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Integrys Energy Group, Inc.

Integrys Energy Group is domiciled in the United States and was incorporated in Wisconsin in 1993.  Integrys Energy Group is a holding company for its regulated utility and nonregulated business units.

Natural Gas Utility Segment

The natural gas utility segment includes the regulated natural gas utility operations of WPS, MGU, MER, PGL, and NSG.  MGU and MER, both Delaware corporations, are domiciled in the United States and began operations upon acquisition of their natural gas distribution operations in Michigan and Minnesota, respectively, from Aquila, Inc. in April 2006 and July 2006, respectively.  PGL and NSG, both Illinois corporations, are domiciled in the United States and began operations in 1855 and 1900, respectively.  Integrys Energy Group acquired PGL and NSG in February 2007 in the PEC merger.

Electric Utility Segment

The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.  WPS, a Wisconsin corporation, is domiciled in the United States and began operations in 1883.  UPPCO, a Michigan corporation, is domiciled in the United States and began operations in 1884.  For the last three years, all of the electric utility segment's revenues were earned within the United States and all assets were located within the United States.

Integrys Energy Services

Integrys Energy Services, a Wisconsin corporation, is domiciled in the United States and was established in 1994.  Integrys Energy Services is a diversified nonregulated natural gas and electric power supply and services company serving residential, commercial, industrial, and wholesale customers in certain developed competitive markets in the United States and Canada.  Integrys Energy Services provides energy supply solutions, products, and strategies that enable customers to manage energy needs while capitalizing on opportunities resulting from deregulated markets.

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a discussion of the revised strategy for Integrys Energy Services going forward.

Holding Company and Other Segment

The Holding Company and Other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPS, MGU, MER, UPPCO, PGL, and NSG.  Also included in the Holding Company and Other segment is WPS Investments, LLC, a nonutility company which holds an approximate 34% ownership interest in ATC.  On December 31, 2008, WPS Investments was owned 82.9% by Integrys Energy Group, 14.1% by WPS, and 3.0% by UPPCO.  Equity earnings from our investments in ATC, WRPC, and Guardian Pipeline, LLC (prior to its sale in 2006) are included in the Holding Company and Other segment.

See Note 24, "Segments of Business," for information on Integrys Energy Group's foreign and domestic revenues, foreign and domestic long-lived assets, revenues from external customers, income (loss) available for common shareholders, and total assets by reportable segment.

B.  REGULATED NATURAL GAS UTILITY OPERATIONS

Integrys Energy Group provides regulated natural gas utility service to Chicago and northern suburbs of Chicago, northeastern Wisconsin, adjacent portions of Michigan's Upper Peninsula, various cities and communities throughout Minnesota, and in the southern portion of lower Michigan.

Regulated Natural Gas Utility Segment Operating Statistics
	2008	2007	2006
Operating Revenues (Millions)
Residential	$2,128.3	$1,441.7	$401.4
Commercial and industrial	668.0	481.2	218.3
Transportation	185.4	130.3	22.1
Other	44.2	50.5	35.1
Total	$3,025.9	$2,103.7	$676.9
Therms Delivered (Millions)
Residential	1,708.9	1,251.8	351.5
Commercial and industrial	610.9	498.6	230.7
Other	28.6	47.1	27.6
Total therm sales	2,348.4	1,797.5	609.8
Transportation	1,834.0	1,505.6	657.5
Total	4,182.4	3,303.1	1,267.3
Customers Served (Approximate, end of period)
Residential	1,489,800	1,497,000	620,500
Commercial and industrial	111,900	111,100	62,600
Transportation customers	68,200	64,100	900
Total	1,669,900	1,672,200	684,000
Average therm price (Cents)
Residential	124.54	115.17	114.20
Commercial and industrial	109.35	96.51	94.63

Facilities

For information regarding our regulated natural gas facilities, see Item 2, "Properties," in this Annual Report on Form 10-K.  For Integrys Energy Group's natural gas utility plant asset book value, see Note 4, "Property, Plant, and Equipment."

Natural Gas Supply

Integrys Energy Group's natural gas utilities manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet their varying load patterns at the lowest reasonable cost.

Integrys Energy Group's regulated natural gas subsidiaries contract for fixed-term firm natural gas supplies with various natural gas suppliers each year to meet the November through March winter period demand of firm system sales customers.  Integrys Energy Group's regulated natural gas supply requirements are met through a combination of physical fixed price purchases, storage (contracted and owned), natural gas call options and physical index price purchases, and through the purchase of additional natural gas supplies on the monthly spot market through fixed-term firm contracts to supplement natural gas supplies and minimize risk.  During periods of colder than normal weather, purchasing natural gas in the daily spot market may be necessary.

Integrys Energy Group's natural gas utilities contract with various underground storage facilities for underground natural gas storage capacity and have company-owned storage.  Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides Integrys Energy Group with the ability to purchase steady levels of natural gas on a year-round basis, thus lowering supply cost volatility.

For further information on Integrys Energy Group's regulated natural gas utility supply and transportation contracts, see Note 15, "Commitments and Contingencies."

The following table shows the expected design peak-day availability of natural gas in thousands of dekatherms (MDth) during the 2008 through 2009 heating season for Integrys Energy Group's natural gas utilities:

	Design Peak-Day	Year of Contract
Source (MDth)	Availability	Expiration
Firm pipeline capacity	897	2009-2027
Firm city-gate supply	142	2009
Liquefied petroleum gas	40	N/A
Natural gas in storage:
Contracted	1,136	2010-2028
Company-owned	1,150	N/A
Customer-owned	333	N/A
Total expected design peak-day availability	3,698

Integrys Energy Group's natural gas utilities forecast design peak-day demand of 3,622 MDth for the 2008 through 2009 heating season.  Design peak-day demand for WPS and MERC is associated with firm system sales customers only.  Design peak-day demand for WPS includes 732 dekatherms per day of peak-day back-up service.

Regulatory Matters

Legislation and Regulation at State Level

The natural gas retail rates of Integrys Energy Group are regulated by the ICC, PSCW, MPSC, and MPUC.  Under current regulatory practice, the ICC, PSCW, MPUC, and MPSC allow Integrys Energy Group's regulated natural gas utilities to pass the prudently incurred cost of natural gas on to customers on a one-for-one basis through purchased gas adjustment clauses.  Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases, thus having little or no impact on net income.

Effective March 1, 2008, PGL and NSG received approval from the ICC for a four-year pilot program of a VBA decoupling mechanism that mitigates the impact of variations in weather from normal conditions and mitigates the impact of customer conservation.  The VBA decoupling mechanism allows PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  (See Note 23, "Regulatory Environment," for further discussion of the PGL and NSG 2008 rate case and VBA decoupling mechanism.)

Effective January 1, 2009, WPS received approval from the PSCW for a four-year pilot program of a decoupling mechanism, which will allow WPS to adjust rates to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  The PSCW approved this decoupling mechanism, with certain conditions, in the 2009 WPS rate case order.  (See Note 23, "Regulatory Environment," for further discussion of the WPS 2009 rate case and the decoupling mechanism.)

All of Integrys Energy Group's utility subsidiaries are required to provide service and grant credit to customers within their service territories.  The utilities are generally precluded from discontinuing service to residential customers during winter moratorium months.

Legislation and Regulation at Federal Level

Most of the natural gas distributed by Integrys Energy Group is transported to its distribution systems by interstate pipelines.  The pipelines' services (transportation and storage) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978 (see "Natural Gas Supply" section above).

Under United States Department of Transportation regulations, the state commissions are responsible for monitoring the regulated natural gas utilities' safety compliance program for its pipelines under 49 Code of Federal Regulations (CFR) Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

PGL utilizes its storage and transmission assets as a natural gas hub.  This activity is regulated by the FERC and consists of providing wholesale transportation and storage services in interstate commerce.

For additional information, see Note 23, "Regulatory Environment."

Other Matters

Seasonality

The natural gas throughput of Integrys Energy Group's regulated natural gas utilities follows a seasonal pattern because the heating requirements of customers are temperature driven.  Specifically, customers typically use more natural gas during the winter months.  During 2008, the regulated natural gas utility segment recorded approximately 68% of its revenues from January through March and November through December.

Competition

Integrys Energy Group's regulated natural gas utility operations face competition with other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels.  Due to the volatility of natural gas prices, Integrys Energy Group has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change.  Interruptible natural gas sales and natural gas transportation service is offered for customers to enable them to reduce their energy costs.  Transportation customers purchase their natural gas directly from third-party natural gas suppliers and contract with one of Integrys Energy Group's natural gas utility entities to transport the natural gas from pipelines to their facilities.  These purchases have little effect on net income because these transportation services provide margins similar to those applicable to conventional natural gas sales.  Additionally, some customers still purchase their natural gas commodity directly from one of Integrys Energy Group's natural gas utility entities but have elected to do so on an interruptible basis, as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

Working Capital Requirements

The seasonality of natural gas revenues causes the timing of cash collections to be concentrated from January through June.  A portion of the winter natural gas supply needs is typically purchased and stored from April through November.  In addition, planned capital spending on the natural gas distribution facilities is concentrated in April through November.  Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings during the late summer and fall.  Short-term debt is typically reduced over the January through June period.

C.  REGULATED ELECTRIC UTILITY OPERATIONS

Integrys Energy Group's regulated electric utility operations are provided through WPS and UPPCO.  WPS's regulated electric operations generate and distribute electric energy mainly to northeastern Wisconsin and a small portion of Michigan's Upper Peninsula.  UPPCO provides electric energy in Michigan's Upper Peninsula.  Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.

Both WPS and UPPCO are members of MISO, a FERC-approved, independent, non-profit organization, which operates a financial and physical electric wholesale market in the Midwest.  WPS and UPPCO offer their generation and bid their customer load into the MISO market.  MISO evaluates WPS's, UPPCO's, and other market participants' energy injections into, and withdrawals from, the system to economically dispatch the MISO system.  MISO settles the participants' offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy.

Regulated Electric Utility Segment Operating Statistics
	2008	2007	2006
Operating revenues (Millions)
Residential	$391.7	$381.8	$353.0
Commercial and industrial	649.6	607.0	548.8
Wholesale and other	287.6	257.3	197.6
Total	$1,328.9	$1,246.1	$1,099.4
Kilowatt-hour sales (Millions)
Residential	3,064.5	3,173.6	3,144.8
Commercial and industrial	8,632.8	8,750.9	8,645.2
Wholesale and other	4,807.2	4,067.3	4,135.3
Total	16,504.5	15,991.8	15,925.3
Customers served (Approximate, end of period)
Residential	426,500	424,400	421,000
Commercial and industrial	60,200	59,600	59,100
Wholesale and other	800	1,000	900
Total	487,500	485,000	481,000

In 2008, WPS reached a firm net design peak of 2,171 megawatts on July 15.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning load, the summer period is the most relevant for WPS's regulated electric utility capacity.  WPS expects future supply reserves to meet the minimum planning reserve margin criteria through 2009 as required by the PSCW.  The PSCW requires WPS to maintain a planning reserve margin above its projected annual peak demand forecast to help ensure reliability of electric service to its customers.  In October 2008, the PSCW issued a written order to lower the reserve margin requirement from 18.0% to 14.5% for long-term planning (planning years two through ten).  The PSCW also determined that the short-term planning (planning year one) reserve margin for Wisconsin utilities will follow the planning reserve margin established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff.  In 2008, UPPCO reached a firm net design peak of 174 megawatts on December 16.  The MPSC has not established minimum guidelines for future supply reserves.

WPS and UPPCO had adequate capacity to meet all firm electric load obligations during 2008 and expect to have adequate capacity to meet all obligations during 2009.

Facilities

For a complete listing of Integrys Energy Group's regulated electric facilities, see Item 2, "Properties," in this Annual Report on Form 10-K.  For Integrys Energy Group's electric utility plant asset book value, see Note 4, "Property, Plant, and Equipment."

Electric Supply

Electric Supply Mix

The sources of Integrys Energy Group's regulated electric supply were as follows:

Energy Source	2008		2007
Company-owned generating plants
Coal	59.6%		52.4%
Hydroelectric	1.6%		1.3%
Natural gas and fuel oil	1.2%		2.2%
Wind	0.1%		0.1%
Total company-owned generating plants		62.5%		56.0%
Purchased power
Nuclear (Kewaunee Power Station)	16.5%		19.3%
Natural gas (Fox Energy Center, LLC and Combined Locks Energy Center, LLC)	4.4%		3.4%
Hydroelectric	2.3%		2.4%
Other (including MISO)	14.3%		18.9%
Total purchased power		37.5%		44.0%

Fuel Costs

The cost of fuel per generation of one million British thermal units (Btus) was as follows:

Fuel Type	2008	2007
Coal	$1.78	$1.47
Natural gas	9.74	7.36
Fuel oil	19.07	13.95

Coal Supply

Coal is the primary fuel source for WPS's regulated electric generation facilities, the majority of which is purchased from the Powder River Basin mines located in Wyoming.  This low sulfur coal has been WPS's lowest cost coal source from any of the subbituminous coal-producing regions in the United States.  WPS's regulated electric fuel portfolio strategy is to maintain a 25- to 40-day supply of coal at each plant site.

Historically, WPS has purchased coal directly from the producer for its wholly owned plants.  Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPS for its share of the coal costs.  At December 31, 2008, WPS had coal transportation contracts in place for 90% of its 2009 coal transportation requirements.  For more information on coal purchases and coal deliveries under contract, see Note 15, "Commitments and Contingencies."

Natural Gas Supply – Generation

WPS supplies natural gas through its natural gas distribution system to its approximately 437 megawatts of natural gas-fired combustion turbine generation facilities.  In addition, WPS is committed through a power purchase agreement to provide fuel for 500 megawatts of the Fox Energy Center, a natural gas-fired combined cycle generation facility owned by a third party with a total combined electric capacity of approximately 600 megawatts.  For more information on natural gas supply under contract, see Note 15, "Commitments and Contingencies."

In December 2008, WPS received approval from the PSCW to continue its Energy Market Risk Management Plan to govern its activities in the energy markets.  The order extends WPS's authority to engage in activities to limit exposure to the volatility of natural gas prices affecting its electric generation, as well as to use financial transmission rights to manage energy congestion costs.  The plan provides for the use of financial futures contracts for natural gas and the use of financial options that cap the price of natural gas for a portion of WPS's forecasted natural gas fuel generation requirements and natural gas price sensitive purchased power contracts.

Power Purchase Agreements

Integrys Energy Group's regulated electric facilities enter into short-term and long-term power purchase agreements to meet a portion of electric energy supply needs.  The most significant of these is an agreement through 2013 with Dominion Energy Kewaunee, LLC to purchase energy and capacity from the Kewaunee Power Station consistent with volumes available when WPS owned the facility.  For more information on power purchase obligations, see Note 15, "Commitments and Contingencies."

Regulatory Matters

Integrys Energy Group's electric utility operations are regulated by the PSCW, MPSC, and FERC.  WPS's retail electric rates are regulated by the PSCW and MPSC, and UPPCO's retail electric rates are regulated by the MPSC.  The FERC regulates wholesale electric rates for WPS and UPPCO.  In 2008, retail electric revenues accounted for 79.5% of total electric revenues, while wholesale electric revenues accounted for 20.5% of total electric revenues.

The PSCW sets rates through its ratemaking process, which is based upon recovery of operating costs and a return on invested capital.  One of the cost recovery components is fuel and purchased power, which is governed by a fuel window mechanism.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected increase or decrease in the cost of fuel and purchased power.  The MPSC and FERC ratemaking processes are similar to those of the PSCW, with the exception of fuel and purchased power, which are recovered on a one-for-one basis.

Effective January 1, 2009, WPS received approval from the PSCW for a four-year pilot program of a decoupling mechanism, which will allow WPS to adjust rates to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  The PSCW approved this decoupling mechanism, with certain conditions, in the 2009 WPS rate case order.  (See Note 23, "Regulatory Environment," for further discussion of the WPS 2009 rate case and the decoupling mechanism.)

For additional information, see Note 23, "Regulatory Environment."

Hydroelectric Licenses

WPS, UPPCO, and WRPC (a company in which WPS has 50% ownership), have long-term licenses from FERC for all of their hydroelectric facilities.

In 2007, UPPCO decided to restore Silver Lake as a reservoir to support power generation, pending approval of an economically feasible design by the FERC.  In November 2008, the construction phase at Silver Lake was completed and approved by the FERC.  The project will be completed after the FERC approves the refill plan and the reservoir regains historical water levels.

For more information on Silver Lake, see Note 15, "Commitments and Contingencies."

Other Matters

Seasonality

Integrys Energy Group's regulated electric utility sales in Wisconsin generally follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures.  Regulated electric utility sales in Michigan follow no significant seasonal trend due to cooler climate conditions in the Upper Peninsula of Michigan.

Generally, during the winter months, the purchase price of fuel (natural gas and fuel oil) for generation is heavily influenced by weather and the availability of baseload generation units within the MISO energy market.  Sustained colder than normal weather and unexpected extended generation outages can influence fuel supply and demand, impacting the production costs at Integrys Energy Group's natural gas and oil-fired facilities, as well as natural gas supply commitments under power purchase agreements.  For Integrys Energy Group's regulated electric utility segment, the impact on utility production costs is managed through WPS's Energy Market Risk Management Plan.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial and industrial customers into their service territory.  As a result, there is competition among utilities to keep energy rates low.  Wisconsin utilities have continued to refine regulated tariffs in order to provide the true cost of electric energy to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes.  Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources, such as self-generation by large industrial customers and alternative energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan, primarily due to a lack of excess generation and transmission system capacity.

D.  INTEGRYS ENERGY SERVICES

Integrys Energy Services is a diversified nonregulated natural gas and electric power supply and services company serving residential, commercial, industrial, and wholesale customers in certain developed competitive markets in the United States and Canada.  Integrys Energy Services provides energy supply solutions, products, and strategies that enable customers to manage energy needs while capitalizing on opportunities resulting from deregulated markets.

Integrys Energy Services and its subsidiaries market energy products in the retail market serving commercial and industrial customers, direct and "aggregated" small commercial and residential customers, as well as provide standard offer service.  Aggregated customers are associations or groups of customers, which have joined together to negotiate purchases of electric or natural gas energy as a larger group.

In the wholesale market, Integrys Energy Services focuses on the execution and optimization of structured transactions with large end-users, regulated local distribution companies, generators, pipelines, storage companies, and other nonregulated energy marketing and trading companies.

Integrys Energy Services currently owns and operates electric generation facilities in the United States and Canada.

Integrys Energy Services is investing in and promoting renewable energy, which it believes is key to the future of the energy industry.  Clean, renewable, and efficient energy sources are developed, acquired, owned, and operated by Integrys Energy Services.  Integrys Energy Services assists customers with selecting an energy solution that is economically optimal and collaborates with energy developers of wholesale energy projects to overcome challenges with integrating the technical, regulatory, and financial aspects of their projects.

Integrys Energy Services utilizes derivative instruments, including forwards, futures, options and swaps, to manage its exposure to market risks and to extract additional value from its generation and energy contract portfolios in accordance with limits and approvals established in its risk management and credit policies.  A diverse mix of products and markets, combined with disciplined execution and exit strategies, generally allows Integrys Energy Services to generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors.  The Market Risk Oversight Committee, comprised of cross-functional members of management and senior leadership of Integrys Energy Services and its parent company, Integrys Energy Group, monitors compliance with these policies.

For more information on the trading and risk management activities of Integrys Energy Services, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Price Risk Management Activities."

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a discussion of the revised strategy for Integrys Energy Services going forward.

Recent Developments

As part of Integrys Energy Group's asset management strategy, Integrys Energy Services continually assesses its portfolio by reviewing opportunities regarding existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement its existing business and strategy while maintaining an acceptable risk profile.  This strategy calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  Integrys Energy Services believes the following developments in the past five years have helped, or will help, manage assets and risk:

Acquisitions

•
In 2008, Integrys Energy Services continued its development of renewable energy products by investing in 14 solar projects located throughout the United States and construction of a pipeline that will transport methane gas produced at a landfill for use at a chemical plant as a replacement for natural gas, scheduled to be in-service in 2009.

•
In 2007, the merger with PEC combined the nonregulated energy marketing businesses of both companies.  The combination created a stronger, more competitive, and better-balanced market position in the Illinois retail electric market and expanded its originated wholesale natural gas business.

•	In 2007, Integrys Energy Services opened an office in Denver, Colorado, to expand its operation into the Western Systems Coordinating Council markets.
•	In 2007, Integrys Energy Services initiated its renewable energy program by developing the Winnebago Energy Center, a landfill gas-to-electricity plant in Rockford, Illinois.

•
In 2006, Integrys Energy Services developed a retail electric product offering in the Mid-Atlantic market (Pennsylvania, Delaware, Washington, D.C., Maryland, and New Jersey) as well as the Texas market.

•
In 2004, Integrys Energy Services completed the acquisition of Advantage Energy, a privately held nonregulated electric power marketer based in Buffalo, New York.  This acquisition provided enhanced opportunities to participate in the New York market and sell new products.

Dispositions

•
In 2008, Integrys Energy Services sold its subsidiary Mid-American Power, LLC for approximately $5 million, which resulted in a pre-tax gain of $1.5 million.  Mid-American Power, LLC owned the 44.5-megawatt Stoneman generation facility.  In the fourth quarter of 2008, Integrys Energy Services recognized an additional pre-tax gain of $6.3 million on the sale of this facility as a component of discontinued operations when a previous contingent payment was earned and paid by the buyer.  This contingent payment resulted from legislation that passed in the fourth quarter of 2008, which extended the production tax credits available for certain biomass facilities.

•
In 2007, Integrys Energy Services sold WPS Niagara Generation, LLC for approximately $31 million. WPS Niagara Generation, LLC owned the 50.1-megawatt Niagara Falls generation facility located in Niagara Falls, New York.  The pre-tax gain on the sale was approximately $25 million.

•
In 2006, Integrys Energy Services completed the sale of Sunbury Generation, LLC for approximately $34 million.  Sunbury Generation's primary asset was the Sunbury generation facility located in Pennsylvania.  The pre-tax gain on the sale was approximately $20 million.

•
In 2006, Integrys Energy Services sold WPS ESI Gas Storage, LLC, which owned a natural gas storage field located in Michigan, for approximately $20 million.  This facility was used for structured wholesale natural gas transactions as natural gas storage spreads arbitrage opportunities.  The pre-tax gain on the sale was approximately $9 million.

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a discussion of the revised strategy for Integrys Energy Services going forward.

Integrys Energy Services' revenues, margin, operating income, volumes, and long-lived assets include the operations of Integrys Energy Services' Canadian subsidiaries and are reported as follows:

	2008	2007	2006
Revenues (Millions)
United States	$7,326.7	$5,031.1	$3,177.0
Canada	2,408.5	1,948.6	1,982.1
Total	$9,735.2	$6,979.7	$5,159.1
Margin (Millions)
United States	$64.9	$275.3	$148.3
Canada	20.8	28.8	32.8
Total	$85.7	$304.1	$181.1
Operating Income (Millions)
United States	$(131.8)	$100.9	$55.7
Canada	13.5	22.3	27.3
Total	$(118.3)	$123.2	$83.0
Physical Electric Volumes (Million Kilowatt-Hours)
United States	21,038.6	18,143.2	5,502.2
Canada	156.8	40.9	31.6
Total	21,195.4	18,184.1	5,533.8
Physical Natural Gas Volumes (Billion Cubic Feet)
United States	655.8	522.7	408.2
Canada	275.1	242.3	229.3
Total	930.9	765.0	637.5
Long-Lived Assets (Millions)
United States	$210.7	$168.3
Canada	20.0	20.6
Total	$230.7	$188.9

Facilities

Generation

At December 31, 2008, Integrys Energy Services owned and operated electric generation facilities in the Midwest and Northeast regions of the United States with a total rated capacity of approximately 329 megawatts.  In July 2008, Integrys Energy Services sold its subsidiary Mid-American Power, LLC, which owned the 44.5 megawatt Stoneman coal-fired, electric generating facility.

Integrys Energy Services' direct ownership of generation facilities allows for more efficient management of the market risk associated with its generation capabilities and related contracts to provide electric energy. Integrys Energy Services focuses on effective economic dispatch and risk management strategies in order to enhance the returns of its generation facilities.

A possible disposition of these assets is under consideration based on Integrys Energy Group implementing its strategic decision to either divest of this business segment or significantly reduce its size. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a discussion of the revised strategy for Integrys Energy Services going forward.

Renewable Energy

In response to customers' growing interest in sustainability and Integrys Energy Group's own concern for the environment, Integrys Energy Services is now focusing on delivering value-added energy services and renewable commodities to its wholesale and retail customers.  New product offerings include Renewable

Energy Certificates, energy-efficiency programs that promote conservation, and development of green power generation projects.

Integrys Energy Services initially showed its commitment to a greener environment by developing the Winnebago Energy Center in 2007.  The 6.4-megawatt plant captures methane gas produced by decomposing trash at a landfill, and the gas powers generators producing enough electricity to power about 5,000 homes while offering the potential to save nearly 590,000 barrels of oil a year.

In 2008, Integrys Energy Services continued its development of renewable energy products and focus on conservation by investing approximately $46 million in 14 solar projects located throughout the United States for a total capacity of 6.2 megawatts.  Integrys Energy Services' business model offers clients solar-generated electric power without the need for any customer capital investment.  Customers agree to purchase all the solar power produced at a price generally less than their current retail rate. These solar investments receive substantial tax benefits, including the Investment Tax Credit and accelerated tax depreciation.  These projects may also benefit from attractive state incentive programs including rebates or Solar Renewable Energy Certificates.

In 2009, Integrys Energy Services, through its partially owned subsidiary, LGS Renewables I, LC, expects to complete construction of a pipeline, which will transport methane gas produced at a landfill for use at a chemical plant as a replacement for natural gas.  As of December 31, 2008, Integrys Energy Services' investment in construction was approximately $17 million.  For a complete listing of energy-producing facilities of Integrys Energy Services, see Item 2, "Properties."

Fuel Supply for Generation Facilities

Integrys Energy Services' fuel inventory policy varies for each generation facility depending on the type of fuel used and available natural gas storage facilities.  In 2008, Integrys Energy Services' merchant coal-fired generation facilities consisted of its Westwood and Stoneman facilities until the Stoneman facility was sold in July 2008.  Actual fuel needs in 2009 will depend on market conditions and operational capability of the Westwood facility.  Integrys Energy Services' Westwood facility burns waste coal left behind by mining operations and has several year's supply on site.  All fuel is located within a seven-mile radius of the plant.

Energy Supply

Physical supply obligations are created when Integrys Energy Services' wholesale and retail marketing groups execute forward sales contracts which may have fixed or variable volumes, or a combination thereof.  Additionally, contracts may have fixed or variable pricing components.  Whenever possible, any price risk is mitigated at the time the commitment is executed with the customer.  Smaller contracts may remain open for short periods of time until a hedgeable volume has been sold.

Integrys Energy Services' electricity and natural gas supply requirements are primarily met through the procurement of natural gas and electricity in the wholesale markets.  Only a small portion of its electricity supply requirements are met through owned generation.  Integrys Energy Services does not own any reserves, so all natural gas supply is procured from producers and other suppliers in the wholesale markets.

Retail Electricity

The majority of Integrys Energy Services' obligations to provide physical electricity results from retail sales to commercial and industrial customers, many of which are full-requirements in nature.  Integrys Energy Services uses a combination of bilateral electricity purchase agreements from generation companies and other marketers as well as regional power pools to meet those obligations.  Integrys Energy Services employs load forecasting models populated with historical usage data and current weather and production assumptions to estimate the amount of electric supply to be acquired.  Day-to-day shortfalls or overages are balanced out in the day ahead and real-time markets.

Wholesale Electricity

Wholesale supply obligations primarily result from the activities of Integrys Energy Services' electric origination operation.  Sales to energy intermediaries such as local distribution companies (LDCs), municipalities, aggregators, and marketers require Integrys Energy Services to procure electric supply for fixed and variable volume contracts.  Supply is acquired directly from merchant generation companies, electric utilities, marketers, and regional power pools.  Some of Integrys Energy Services' supply contracts are unit contingent, which means that electricity is only provided to the extent that a specific generator is operational.  Integrys Energy Services attempts to match unit contingent sales and supply contracts in order to reduce the risk of supply disruptions.

Retail Natural Gas

Physical natural gas supply obligations are created by the execution of forward sales contracts by Integrys Energy Services' retail marketing operation.  Commercial and industrial customers, as well as some residential customers, make up the majority of its load requirements.  Natural gas is sourced in the wholesale markets at the load zone, or in some cases is transported to the load zone using natural gas transportation contracts.  Floating volume contracts are aggregated and modeled in order to estimate the load requirements taking into consideration the potential impact of weather and operational variability of the customer.  Integrys Energy Services balances the differences between the actual sales demand or usage of customers and its block purchases by buying and selling any shortfall or excess in the spot market.  Many of Integrys Energy Services' customers are also allotted storage capacity from their LDCs which Integrys Energy Services utilizes to manage daily load variability.

Wholesale Natural Gas

Integrys Energy Services' wholesale natural gas operation acquires physical supply as part of its asset optimization and trading program.  When Integrys Energy Services signs sales contracts with wholesale origination customers such as utilities and other marketing companies, it hedges the majority of the price risk using financial contracts such as NYMEX futures and over-the-counter NYMEX swaps.  The physical supply is acquired from producers or other suppliers at the load zone or is transported into the load zone using natural gas transportation contracts.  Integrys Energy Services also contracts to store the natural gas it purchases in lower priced periods for sale in higher priced future periods.  The usage and optimization of transportation and storage contracts ultimately results in more reliable and lower cost supply.

Regulatory Matters

Integrys Energy Services is a FERC-authorized power marketer and has received import/export authorization from the United States Department of Energy (DOE) and the Canadian National Energy Board (NEB).  Integrys Energy Services on its own, or through certain of its subsidiaries, is registered to sell retail electric service in Connecticut, Delaware, District of Columbia, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas, and Virginia in the United States, and in the provinces of Ontario and Alberta in Canada.

Integrys Energy Services, on its own, or through certain of its subsidiaries, is registered to sell natural gas in the states of Illinois, Iowa, Michigan, Ohio, Pennsylvania, New York and Alberta, Canada.  Integrys Energy Services also sells natural gas in Wisconsin where no license is required.  Integrys Energy Services' subsidiary, Integrys Energy Services of Canada Corp., is registered to do business in the Canadian provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec, and Saskatchewan.  Integrys Energy Services and Integrys Energy Services of Canada Corp. have a natural gas import/export permit through the DOE and the NEB.

Integrys Energy Services, or certain of its subsidiaries, are also members of the following regional transmission operators and North American Electric Reliability Council reliability regions:

•	Alberta Electric System Operator;
•	California Independent System Operator;
•	Independent Electricity System Operator (located in Ontario);
•	Electric Reliability Council of Texas;
•	ISO New England;
•	MISO;
•	New Brunswick System Operator;
•	New York Independent System Operator;
•	Northeast Power Coordinating Council;
•	Northern Maine Independent System Administrator;
•	PJM Interconnection;
•	ReliabilityFirst Corporation;
•	SERC Reliability Corporation;
•	Texas Regional Entity; and
•	Western Systems Coordinating Council.

All the FERC hydroelectric facility licenses held by Integrys Energy Services' subsidiaries are current.

Other Matters

Customer Segmentation

As of December 31, 2008, Integrys Energy Services was delivering electricity and natural gas supply to customers in 20 states in the United States and 6 provinces in Canada.  Integrys Energy Services periodically reviews and evaluates the profitability of its operations in each of these markets.  See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a discussion of the revised strategy for Integrys Energy Services going forward.

As of December 31, 2008, Integrys Energy Services served electricity customers within 18 states in the United States and 2 Canadian provinces, including its largest markets in Illinois, Texas, and the northeastern United States.  Integrys Energy Services served natural gas customers within 10 states in the United States and 6 Canadian provinces, including its largest markets in Illinois, Wisconsin, Michigan, Ohio, and Canada.

Although Integrys Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from industries related to:

•	Paper and allied products;
•	Food and kindred products;
•	Chemicals and paint;
•	Steel and foundries; and
•	Ethanol production facilities.

Seasonality

Integrys Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others.  Sales of natural gas generally peak in the winter months, while sales of electricity generally peak in the summer months.  Generally in the summer months, the demand for electricity is high, which increases the price at which electricity can be sold.  In periods of high residential fuel consumption (generally the winter months), the purchase price of oil and natural gas increases, which increases the production costs at Integrys Energy Services' natural gas- and oil-fired generation facilities.  Integrys Energy Services' business can be volatile as a result of market conditions and the related market opportunities available to its customers.

Competition

Integrys Energy Services is a nonregulated energy marketer that competes against regulated utilities, energy marketers, and energy trading companies.  Integrys Energy Services competes with other energy providers on the basis of price, reliability, customer service, product offerings, financial strength, consumer convenience, performance, and reputation.

The competitive landscape differs in each service area and within each targeted customer segment.  For residential and small commercial customers, the primary competitive challenges come from the incumbent utility and affiliated utility marketing companies.  The large commercial, institutional and industrial segments are very competitive in most markets with nearly all natural gas customers having already switched away from utilities to an alternative provider.  National affiliated marketers, energy producers and other independent retail energy companies compete for customers in this segment.

The incumbent regulated utilities and the nationally-branded utility affiliates typically benefit from the economies of scale derived from the strength of substantial asset-based balance sheets, and vertically integrated business models that combine production, transmission, and distribution assets.  These advantages are offset by the lack of flexibility to offer multiple product choices to their customers, while the nationally-branded utility affiliates struggle with long-term focus and cultural adaptation to a nonregulated market environment.

The local utilities have the advantage of long-standing relationships with their customers, and they have longer operating histories, greater financial and other resources, and greater name recognition in their markets than Integrys Energy Services does.  In addition, local utilities have been subject to many years of regulatory oversight and thus have a significant amount of experience regarding the policy preferences of their regulators.  Local utilities may seek to decrease their tariff retail rates to limit or preclude the opportunities for competitive energy suppliers and may seek to establish rates, terms, and conditions to the disadvantage of competitive energy suppliers.

Working Capital

The working capital needs of Integrys Energy Services vary significantly over time due to volatility in commodity prices, and related margin calls, levels of natural gas inventories, the structure of wholesale transactions, and the price of energy for natural gas and electricity.  Integrys Energy Services' working capital needs are met by cash generated from operations, equity infusions, and debt (both long-term and short-term).  Integrys Energy Services has access to its own credit line (up to $175 million) from independent financial institutions, and has the ability to borrow up to $400 million through an intercompany loan agreement with Integrys Energy Group.  At December 31, 2008, Integrys Energy Group was authorized to provide aggregate guarantees for Integrys Energy Services' commodity and financial transactions up to $2.95 billion (which includes guarantees on the $175 million credit line).  These guarantees provide the credit support needed to participate in the nonregulated energy market.

The capital and credit markets experienced extreme volatility, uncertainty, and disruption in 2008, which has continued into 2009.  The strength and depth of competition in the nonregulated energy markets depends heavily on active participation by multiple trading parties, which could be adversely affected by disruptions in the capital and credit markets.  Reduced capital and liquidity and failures of significant institutions that participate in the nonregulated energy markets could diminish the liquidity and competitiveness of those markets, which are important to the business of Integrys Energy Services.

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a discussion of the revised strategy for Integrys Energy Services going forward.

E.  ENVIRONMENTAL MATTERS

For information on environmental matters related to Integrys Energy Group and any of its subsidiaries, see Note 15, "Commitments and Contingencies."

F.  CAPITAL REQUIREMENTS

For information on capital requirements related to Integrys Energy Group, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

G.  EMPLOYEES

Integrys Energy Group and its subsidiaries had 5,191 employees at December 31, 2008, of which approximately 44% were union employees.  The reduction in the number of employees at Integrys Energy Group's subsidiaries listed below at December 31, 2008, compared with December 31, 2007, was primarily due to the 2008 formation of IBS, a wholly owned subsidiary of Integrys Energy Group.  A significant portion of Integrys Energy Group's administrative employees were transferred to IBS on January 1, 2008.  At December 31, 2008, IBS had 1,296 employees.

At December 31, 2008, WPS had 1,543 employees, of which approximately 64% were union employees represented by Local 310 of the International Union of Operating Electricians.  The current Local 310 collective bargaining agreement expires on October 17, 2009.

At December 31, 2008, PGL had 1,085 employees, of which approximately 83% were union employees represented by Local 18007 of the Utility Workers Union of America.  The current collective bargaining agreement with PGL union employees expires on April 30, 2013.

At December 31, 2008, MERC had 224 employees, of which approximately 19% were union employees represented by Local 31 of the International Brotherhood of Electrical Workers, AFL CIO.  The current collective bargaining agreement expires on May 31, 2011.

At December 31, 2008, NSG had 168 employees, of which approximately 81% were union employees represented by Local 2285 of the International Brotherhood of Electrical Workers.  The current collective bargaining agreement with NSG union employees expires on June 30, 2013.

At December 31, 2008, MGU had 167 employees, of which approximately 69% were union employees represented by Local 12295 of the United Steelworkers of America, AFL CIO CLC, and Local 417 of the Utility Workers Union of America, AFL CIO.  The Local 12295 of the United Steelworkers of America, AFL CIO CLC, contract expires on January 15, 2010.  The Local 417 of the Utility Workers Union of America, AFL CIO, collective bargaining agreement expires on February 15, 2012.

At December 31, 2008, UPPCO had 153 employees, of which approximately 78% were union employees represented by Local 510 of the International Brotherhood of Electrical Workers, AFL CIO.  The current collective bargaining agreement expires on April 18, 2009.  A new collective bargaining agreement has been reached and is effective April 19, 2009.  The new agreement expires on April 12, 2014.

H.  AVAILABLE INFORMATION

Integrys Energy Group files with the SEC its:

•	Annual Report on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Proxy statement;
•	Registration statements, including prospectuses;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

Integrys Energy Group makes these reports available, free of charge, on Integrys Energy Group's Internet website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's Code of Conduct may also be accessed on Integrys Energy Group's website, and any amendments to, or waivers from the Code of Conduct will be timely disclosed on Integrys Energy Group's website.  Statements and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  Integrys Energy Group is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by Integrys Energy Group at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330.  You may also view reports, proxy statements and other information regarding Integrys Energy Group (including exhibits), filed with the SEC, at the SEC's website at www.sec.gov.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, when making an investment decision. The risks and uncertainties described below are not the only ones Integrys Energy Group faces.  Additional risks and uncertainties not presently known or that Integrys Energy Group currently believes to be immaterial may also adversely affect Integrys Energy Group.

Adverse capital and credit market conditions could negatively affect Integrys Energy Group's ability to meet liquidity needs, access capital, and/or grow or sustain its current businesses.  Cost of capital and disruptions, uncertainty, and/or volatility in the financial markets could also adversely impact the results of operations and financial condition of Integrys Energy Group, as well as exert downward pressure on its stock price.

The capital and credit markets experienced extreme volatility, uncertainty, and disruption in 2008, which has continued into 2009.  Having access to the credit and capital markets, at a reasonable cost, is necessary for Integrys Energy Group to fund its operations, including capital requirements.  The capital and credit markets provide Integrys Energy Group with liquidity to operate and grow its businesses that is not otherwise provided from operating cash flows.  The credit and capital markets also support the ability of Integrys Energy Group to provide credit support for the nonregulated operations of Integrys Energy Services.  Disruptions, uncertainty, and/or volatility in those markets could increase Integrys Energy Group's cost of capital.  If Integrys Energy Group or its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an increased cost of capital. This, in turn, could impact Integrys Energy Group's ability to grow or sustain its current businesses including its ability to provide adequate credit support for Integrys Energy Services, cause a reduction in earnings, and/or limit Integrys Energy Group's ability to sustain its current common stock dividend level.

The strength and depth of competition in the nonregulated energy markets depends heavily on active participation by multiple trading parties, which was adversely affected by disruptions in the capital and credit markets in 2008 and could continue to be affected in 2009.  Reduced capital and liquidity and failures of significant institutions that participate in the nonregulated energy markets have diminished the liquidity and competitiveness of those markets and could continue to do so into 2009, which could negatively impact the business of Integrys Energy Services. These diminished markets have also increased counterparty credit risk.

A reduction in Integrys Energy Group's or its subsidiaries' credit ratings could materially and adversely affect their business, financial position, results of operations, and liquidity.

Integrys Energy Group cannot be sure that any of Integrys Energy Group's or its subsidiaries' credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered by a rating agency if, in the rating agency’s judgment, circumstances in the future so warrant.  Any downgrade could:

•	Require the payment of higher interest rates in future financings and possibly reduce the potential pool of creditors;
•	Increase borrowing costs under certain existing credit facilities;
•	Limit access to the commercial paper market;
•	Limit the availability of adequate credit support for Integrys Energy Services' operations; and
•	Require provision of additional credit assurance, including cash margin calls, to contract counterparties.

The failure to effectively execute Integrys Energy Group’s plan to significantly reduce the scope and scale, partially divest of, or fully divest of the nonregulated energy services business segment, Integrys Energy Services, could negatively impact the future results of operations and financial condition of Integrys Energy Group.

We cannot be certain that we will be able to execute our strategic decision for our nonregulated business segment in a timely manner. The process of selling assets or the full business segment, exiting markets, reducing operating costs, and managing exposures can result in increased risks, including but not limited to:

•	A reduction in operating efficiencies, as operating margins may decline at a faster rate than the associated operating expenses;
•	Potential loss of key employees during periods of increased employment uncertainty;
•	A reduction in the value of the nonregulated business segment, including a potential corresponding negative impact on Integrys Energy Group;
•	Lower customer retention rates at Integrys Energy Services due to short-term uncertainty about the ultimate outcome of the strategic decision;
•	Losses on the disposition of specific assets, components of the business segment, or the entire business segment during this period of economic turmoil;
•	Lower earnings capacity from this business segment going forward, which Integrys Energy Group may not be able to replace.

Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a further discussion of the revised strategy for Integrys Energy Services.

Counterparties and customers may not meet their obligations.

Integrys Energy Group is exposed to the risk that counterparties to various arrangements who owe Integrys Energy Group money, energy, natural gas, coal or other commodities or services will not be able to perform their obligations. Should the counterparties to these arrangements fail to perform, Integrys Energy Group might be forced to replace or to sell the underlying commitment at then-current market prices. In such event, Integrys Energy Group might incur losses, or its results of operations, financial position, or liquidity could otherwise be adversely affected.

Some of Integrys Energy Group's customers are experiencing, or may experience, financial problems that could have a significant impact on their creditworthiness.  Integrys Energy Group cannot provide assurance that its financially distressed customers will not default on their obligations to Integrys Energy Group and that such a default will not have a material adverse effect on Integrys Energy Group's business, financial position, results of operations, or cash flows.  Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, might make it unlikely that Integrys Energy Group would be able to collect all or a significant portion of amounts owed by distressed entities or residential customers.  Such events could adversely impact Integrys Energy Group's receivable collections and additional allowances may be required, which could adversely affect its operating results.  In addition, such events might force customers to reduce or curtail their future use of Integrys Energy Group's products and services, which could have a material adverse effect on Integrys Energy Group’s results of operations and financial condition.

The use of derivative instruments could result in financial losses and liquidity constraints.

Integrys Energy Group uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks.  Integrys Energy Group also purchases and sells commodity-based contracts in the natural gas and electric energy markets for trading purposes.  Integrys Energy Group has in the past, and could in the future, recognize financial losses (on both an economic and GAAP basis) on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract.  Additionally, significant volatility in energy prices could adversely impact Integrys Energy Group's cash collateral requirements due to counterparty margin calls.

In the absence of actively quoted market prices and pricing information from external sources, the valuation of derivative contracts involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.  Furthermore, realized values could differ from values determined by management.

For additional information concerning derivatives and commodity-based trading contracts, see Note 2, "Risk Management Activities."

Integrys Energy Group has recorded goodwill that could become impaired and adversely affect financial results.

The merger with PEC and the acquisition of natural gas distribution operations in Minnesota and Michigan are accounted for as purchases by Integrys Energy Group in accordance with GAAP. Under the purchase method of accounting, the assets and liabilities acquired were recorded at their respective fair values at the date of acquisition and added to those of Integrys Energy Group.  As a result of the application of purchase accounting, these transactions resulted in a significant amount of goodwill.  To the extent the value of goodwill or intangibles becomes impaired, Integrys Energy Group may be required to incur material charges relating to such impairment.  Such an impairment charge could have a material impact on the financial results of Integrys Energy Group.

Integrys Energy Group is subject to changes in government regulation, which may have a negative impact on its businesses, financial position, and results of operations.

The rates that Integrys Energy Group's regulated utilities are allowed to charge for their retail and wholesale services are some of the most important items influencing its business, financial position, results of operations, and liquidity.

Integrys Energy Group is subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influences its operating environment and may affect Integrys Energy Group's ability to recover costs from utility customers.  In particular, the PSCW, ICC, MPSC, MPUC, FERC, SEC, EPA, Minnesota Office of Pipeline Safety, United States Department of Transportation, WDNR, and Illinois Environmental Protection Agency regulate many aspects of Integrys Energy Group's utility operations, including, but not limited to, construction of facilities, conditions of service, the issuance of securities, and the rates that it can charge customers.  Integrys Energy Group is required to have numerous permits, approvals, and certificates from these agencies to operate its business.

Existing statutes and regulations may be revised or reinterpreted by these agencies or these agencies may adopt new laws and regulations that apply to Integrys Energy Group.  Integrys Energy Group is unable to predict the impact on its businesses and operating results of any such actions by these agencies.  However, changes in regulations or the imposition of additional regulations may require Integrys Energy Group to incur additional expenses or change business operations, which may have an adverse impact on results of operations.  In addition, federal regulatory reforms may produce unexpected changes and costs in the public utility industry.

Any change in Integrys Energy Group's ability to sell electricity generated from its facilities at market based rates may impact earnings.

The FERC has authorized Integrys Energy Group to sell generation from certain of its facilities at market prices.  The FERC retains the authority to modify or withdraw Integrys Energy Group's market based rate authority.  If the FERC determines that the market is not workably competitive, that Integrys Energy Group possesses market power, or that it is not charging just and reasonable rates, it may require its subsidiaries to sell power at a price based upon the costs incurred in producing the power.  Integrys Energy Group's revenues and profit margins may be negatively affected by any reduction by the FERC of the rates it may receive.

Integrys Energy Group may face significant costs to comply with the regulation of greenhouse gas emissions.

Climate change and the effect of greenhouse gas emissions, most notably carbon dioxide, are increasingly becoming a concern for the energy industry.  While there is currently no federal regulation in the United States that mandates the reduction of greenhouse gas emissions, it is possible that such legislation may be enacted in the future.  To that end, federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases.  Until legislation is passed at the federal or state level, it remains unclear as to (1) which industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance.  Integrys Energy Group is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs, but at this time, it is uncertain as to the effect climate change regulation may have on Integrys Energy Group's future operations, capital expenditures, and financial results.

Based on the complexity and uncertainty of these issues, it is possible that future carbon regulation will increase the cost of electricity produced at coal-fired generation units and may affect the capital expenditures Integrys Energy Group would make at its generation units.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant.  In addition, future legislation designed to reduce greenhouse gas emissions could make some of the generating units uneconomic to maintain or operate and could affect future results of operations, cash flows, and financial condition if such costs are not recoverable through regulated rates.

Integrys Energy Group's natural gas delivery systems may also generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed Integrys Energy Group's estimates.

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

Integrys Energy Group's natural gas utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with their former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities.  Regulatory assets reflect the net amount of (1) costs incurred to date, (2) carrying costs (excluding those for WPS), (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs Integrys Energy Group will spend in the future for investigating and remediating the manufactured gas plant sites. Integrys Energy Group believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the applicable state commission that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs. For more information, see Note 15, "Commitments and Contingencies."

In addition, impacts resulting from future federal or state regulation regarding mercury, sulfur dioxide, and nitrogen oxide emissions are uncertain.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against Integrys Energy Group.  Such actions could seek penalties, injunctive relief, and costs of litigation.

Poor investment performance of retirement plan investments and other factors impacting retirement plan costs could unfavorably impact Integrys Energy Group’s liquidity and results of operations.

Integrys Energy Group has employee benefit plans that cover substantially all of its employees and retirees.  Integrys Energy Group's cost of providing these benefit plans is dependent upon actual plan experience and assumptions concerning the future, such as earnings on and/or valuations of plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions to the plans.  Depending upon the investment performance over time and other factors impacting its costs (as listed above), Integrys Energy Group could be required to make larger contributions in the future to fund these plans. These additional funding obligations could have a material adverse impact on Integrys Energy Group's cash flows, financial condition, and/or results of operations.  Changes made to the plans may also impact current and future pension and other postretirement benefit costs.

Fluctuating commodity prices may reduce energy margins.

Integrys Energy Group’s regulated natural gas margins are sensitive to changes in natural gas commodity prices.  Any changes could affect the prices the regulated natural gas utilities charge, their operating costs, and the competitive position of their products and services.  Prudently incurred costs for purchased natural gas and pipeline transportation and storage services are fully recoverable through the annual reconciliation of revenues from the natural gas charge.  However, increases in natural gas costs affect total retail prices and, therefore, the competitive position of Integrys Energy Group's natural gas business relative to other forms of energy.  In addition, the timing and extent of high natural gas prices can adversely affect accounts receivable, bad debts, fuel cost, and interest expense.  Integrys Energy Group is also subject to margin requirements in connection with its use of forward contracts and these requirements could escalate if prices move adversely relative to these positions.

Integrys Energy Group's regulated electric utility margins are directly affected by commodity costs related to coal, natural gas, and other fuels used in the electric generation process.  Integrys Energy Group may experience increased expenses, including interest costs and bad debts, higher working capital requirements, and possibly reduction in demand as a result of any increase in the cost of fuel or purchased power.

Higher commodity prices result in increased energy prices that may impact customer demand for energy in the nonregulated market and increase counterparty and bad debt risk.  This may stress margins at Integrys Energy Group's nonregulated subsidiaries.  If market prices for electric energy decline below the cost of production at Integrys Energy Group's nonregulated facilities, these units may be temporarily shut down.

Integrys Energy Group's operations are subject to risks beyond our control, including but not limited to weather, terrorist attacks, or acts of war.

Integrys Energy Group's revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

•	Weather conditions, seasonality, and temperature extremes;
•	Fluctuations in economic activity and growth in Integrys Energy Group's regulated service areas, as well as areas in which its nonregulated subsidiaries operate; and
•	The amount of additional energy available from current or new competitors.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to Integrys Energy Group's facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, that is in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact Integrys Energy Group's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact Integrys Energy Group's results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of power and fuel markets.  In addition, Integrys Energy Group's natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

Actual results could differ from estimates used to prepare Integrys Energy Group's financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex and actual results could differ from those estimates.  For more information about significant estimates and assumptions, see Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.''

Integrys Energy Group may not be able to utilize tax credit carryforwards.

Integrys Energy Group has significantly reduced its consolidated federal and state income tax liability in the past through tax credits and tax losses available under the applicable tax codes.  Integrys Energy Group has not fully utilized these tax credits and tax losses in its previous tax filings, but expects to prior to their expiration in future filings.  However, Integrys Energy Group may not be able to fully utilize the tax credits and tax losses available as carryforwards if its future federal and state taxable income and related income tax liability is insufficient to permit the use of such credits and losses.

In addition, any future disallowance of some or all of those tax credits or tax losses as a result of legislative change or adverse determination by one of the applicable taxing jurisdictions could materially affect Integrys Energy Group's tax obligations.

Integrys Energy Group is subject to provisions that can limit merger and acquisition opportunities for its shareholders.

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

Provisions of Integrys Energy Group's articles of incorporation and by-laws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving Integrys Energy Group that is not approved by its board of directors, even if the shareholders believe that such events may be beneficial to Integrys Energy Group's interests.  In addition, the Wisconsin Business Corporation Law contains provisions that may have the effect of delaying or making more difficult attempts by others to obtain control of Integrys Energy Group without the approval of its board of directors.

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A.  REGULATED

Electric Facilities

The following table summarizes information on the electric generation facilities of Integrys Energy Group, including owned and jointly owned facilities as of December 31, 2008:
Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Columbia Units 1 and 2	Portage, WI	Coal	355.6	(b)
	Edgewater Unit 4	Sheboygan, WI	Coal	101.9	(b)
	Pulliam (4 units)	Green Bay, WI	Coal	326.8
	Weston Units 1, 2, and 3	Wausau, WI	Coal	471.2
	Weston Unit 4	Wausau, WI	Coal	374.8	(b)
Total Steam				1,630.3

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	170.4
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Gladstone	Gladstone, MI	Oil	18.7
	Juneau #31	Adams County, WI	Distillate Fuel Oil	6.3	(b)
	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Portage	Houghton, MI	Oil	17.6
	Pulliam #31	Green Bay, WI	Natural Gas	81.2
	West Marinette #31	Marinette, WI	Natural Gas	36.0
	West Marinette #32	Marinette, WI	Natural Gas	34.2
	West Marinette #33	Marinette, WI	Natural Gas	51.7	(b)
	Weston #31	Marathon County, WI	Natural Gas	16.9
	Weston #32	Marathon County, WI	Natural Gas	46.8
Total Combustion Turbine and Diesel				487.5

Hydroelectric	Alexander	Lincoln County, WI	Hydro	2.2
	Autrain (2 units)	Alger County, MI	Hydro	0.4
	Boney Falls	Delta County, MI	Hydro	1.3
	Caldron Falls	Marinette County, WI	Hydro	6.7
	Castle Rock	Adams County, WI	Hydro	12.0	(b)
	Cataract	Marquette County, MI	Hydro	0.3
	Escanaba #1	Delta County, MI	Hydro	1.1
	Escanaba #3	Delta County, MI	Hydro	1.0
	Grand Rapids	Menominee County, WI	Hydro	4.0
	Grandfather Falls	Lincoln County, WI	Hydro	17.3
	Hat Rapids	Oneida County, WI	Hydro	0.7
	High Falls	Marinette County, WI	Hydro	1.6
	Hoist (3 units)	Marquette County, MI	Hydro	1.1
	Jersey	Lincoln County, WI	Hydro	-
	Johnson Falls	Marinette County, WI	Hydro	1.0
	McClure (2 units)	Marquette County, MI	Hydro	3.6
	Merrill	Lincoln County, WI	Hydro	1.0
	Otter Rapids	Vilas County, WI	Hydro	0.3
	Peshtigo	Marinette County, WI	Hydro	0.3
	Petenwell	Adams County, WI	Hydro	13.3	(b)
	Potato Rapids	Marinette County, WI	Hydro	0.4
	Prickett (2 units)	Houghton County, MI	Hydro	0.4
	Sandstone Rapids	Marinette County, WI	Hydro	1.1
	Tomahawk	Lincoln County, WI	Hydro	2.4
	Victoria (2 units)	Ontonagon County, MI	Hydro	10.8
	Wausau	Marathon County, WI	Hydro	3.0
Total Hydroelectric				87.3

Wind	Glenmore (2 units)	Brown County, WI	Wind	-
	Lincoln	Kewaunee County, WI	Wind	1.0
Total Wind				1.0

Total System				2,206.1

(a)
Based on capacity ratings for July 2009.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes at Integrys Energy Group’s electric segment.

(b)
These facilities are jointly owned by WPS and various other utilities.  The capacity indicated for each of these units is equal to WPS’s portion of total plant capacity based on its percent of ownership, with the exception of Petenwell and Castle Rock, as discussed below.

	-	Wisconsin Power and Light Company operates the Columbia and Edgewater units, and WPS holds a 31.8% ownership interest in these facilities.

	-	WRPC owns and operates the Castle Rock, Petenwell, and Juneau units. WPS holds a 50% ownership interest in WRPC; however, WPS is entitled to 66.7% of total capacity at Petenwell and Castle Rock.

	-	WPS operates the West Marinette 33 unit and holds a 68% ownership interest in the facility, while Marshfield Electric and Water Department holds the remaining 32% ownership.

	-	WPS operates the Weston 4 facility and holds a 70% ownership in this facility, while Dairyland Power Cooperative holds the remaining 30%.

As of December 31, 2008, Integrys Energy Group’s electric utilities owned approximately 24,800 miles of electric distribution lines located in Michigan and Wisconsin and approximately 160 distribution substations.

Natural Gas Facilities

At December 31, 2008, Integrys Energy Group’s natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

●	Approximately 22,000 miles of natural gas distribution mains,
●	Approximately 980 miles of natural gas transmission mains,
●	Approximately 260 natural gas distribution and transmission gate stations,
●	Approximately 1.3 million natural gas lateral services,
●	A 3.6 billion-cubic-foot natural gas storage field located in Michigan, and
●	A 36.5 billion-cubic-foot underground natural gas storage reservoir and a liquefied natural gas plant at Manlove Field located in central Illinois.

General

Integrys Energy Group’s utility plant at WPS, UPPCO, PGL, and NSG is subject to first mortgage liens.

B.  INTEGRYS ENERGY SERVICES

The following table summarizes information on the electric generation facilities owned by Integrys Energy Services as of December 31, 2008:

Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Combined Cycle	Beaver Falls	Beaver Falls, NY	Gas/Oil	78.9
	Combined Locks	Combined Locks, WI	Gas	46.8	(b)
	Syracuse	Syracuse, NY	Gas/Oil	85.0
Total Combined Cycle				210.7

Steam	Caribou	Caribou, ME	Oil	21.7
	Westwood	Tremont, PA	Culm	30.0
Total Steam				51.7

Hydroelectric	Caribou	Caribou, ME	Hydro	0.9
	Squa Pan	Ashland, ME	Hydro	1.4
	Tinker	New Brunswick, Canada	Hydro	34.5
Total Hydroelectric				36.8

Combustion Turbine	Caribou	Caribou, ME	Diesel	7.0
and Diesel	Flo's Inn	Presque Isle, ME	Diesel	4.2
	Loring	Limestone, ME	Diesel	5.2
	Tinker	New Brunswick, Canada	Diesel	1.0
Total Combustion Turbine and Diesel				17.4

Reciprocating Engine	Winnebago	Rockford, IL	Methane	6.4

Solar	Solar Man	Salem, NJ		0.6
	Solar Star CA	Palmdale, CA		0.6
	Solar Star CA	Redlands, CA		0.4
	Solar Star CA	Santa Clarita, CA		0.3
	Solar Star CA	El Cajon, CA		0.4
	Solar Star NJ	Wayne, NJ		0.6
	Solar Star NJ	Woodbridge, NJ		0.3
	Solar Star NJ	Cherry Hill, NJ		0.3
	Solar Star NJ	Deptford, NJ		0.3
	Solar Star NJ	East Brunswick, NJ		0.5
	Soltage ADC	Monroe Township, NJ		0.6
	Soltage MAZ	Tinton Falls, NJ		0.3
	Soltage PLG	Milford, CT		0.3
	Sun Devil Solar	Tempe, AZ		0.7	(c)
Total Solar				6.2

Total System				329.2

(a)	Based on summer rated capacity.
(b)	Combined Locks has an additional five megawatts of capacity available at this facility through the lease of a steam turbine.
(c)
As of December 31, 2008, only one of the three generating units at the Sun Devil Solar project was placed into service.  The remaining two generating units were completed in February 2009.  The total capacity for this facility is 1.7 megawatts.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 15, "Commitments and Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of Integrys Energy Group during the fourth quarter of 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF INTEGRYS ENERGY GROUP AS OF JANUARY 1, 2009

Name and Age (1)		Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	63	Executive Chairman	01-01-09
		Chairman, President and Chief Executive Officer	05-15-08
		President and Chief Executive Officer	02-21-07
		Chairman, President and Chief Executive Officer	02-12-98

Charles A. Schrock	55	President and Chief Executive Officer	01-01-09
		President and Chief Executive Officer of WPS (2)	05-31-08
		President of WPS	02-21-07
		President and Chief Operating Officer – Generation of WPS	08-15-04
		Senior Vice President of WPS	09-14-03

Thomas P. Meinz	62	Executive Vice President and Chief External Affairs Officer	05-15-08
		Executive Vice President – External Affairs	02-21-07
		Executive Vice President – Public Affairs	09-12-04
		Senior Vice President – Public Affairs	12-24-00

Phillip M. Mikulsky	60	Executive Vice President – Corporate Development and Shared Services	09-21-08
		Executive Vice President and Chief Development Officer	02-21-07
		Executive Vice President – Development	09-12-04
		Senior Vice President – Development	02-12-98

Joseph P. O'Leary	54	Senior Vice President and Chief Financial Officer	06-04-01

Diane L. Ford	55	Vice President and Corporate Controller	02-21-07
		Vice President – Controller and Chief Accounting Officer	07-11-99

Bradley A. Johnson	54	Vice President and Treasurer	07-18-04
		Treasurer	06-23-02

Barth J. Wolf	51	Vice President, Chief Legal Officer and Secretary	07-31-07
		Vice President – Legal Services and Chief Compliance Officer of Integrys Business Support, LLC	02-21-07
		Secretary and Manager – Legal Services	09-19-99

Lawrence T. Borgard	47	President and Chief Operating Officer – Integrys Gas Group (3)	02-21-07
		President and Chief Operating Officer – Energy Delivery of WPS	08-15-04
		Vice President – Distribution and Customer Service of WPS	11-25-01

William D. Laakso (4)	46	Vice President – Human Resources	09-21-08
		Interim Vice President – Human Resources – IBS	05-15-08
		Director – Workforce Planning and Organizational Design – WPS	08-12-07
		Director Organizational Development – WPS	07-11-06
		Director of Organizational Development – WPS	12-12-05
		Vice President – Operations/Clinical Director – Employee Resource Center, Inc.	02-04-02

Mark A Radtke	47	President and Chief Executive Officer – Integrys Energy Services	06-01-08
		President – Integrys Energy Services (previously named WPS Energy Services, Inc.)	10-17-99

(1)
All ages are as of January 1, 2009.  None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of Integrys Energy Group.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

(2)	Continues to serve as President and Chief Executive Officer of WPS.

(3)	The Integrys Gas Group includes PGL, NSG, MERC and MGU.

(4)
Prior to joining Integrys Energy Group, William D. Laakso’s responsibilities at Employee Resource Center, Inc. (ERC) included leadership of ERC’s management team and duties of Clinical Director.  ERC provides employee assistance programs to over 200 corporate customers in Northeast Wisconsin and covers 75,000 employees and their dependents.

PART II

ITEM 5.	MARKET FOR INTEGRYS ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group, Inc. Common Stock Two-Year Comparison

Share Data	Dividends Per Share	Price Range
		High	Low
2008
1st Quarter	$ .670	$53.26	$44.04
2nd Quarter	.670	52.74	46.89
3rd Quarter	.670	53.92	48.88
4th Quarter	.670	51.47	36.91
Total	$2.680

2007
1st Quarter	$ .583	$58.04	$52.72
2nd Quarter	.660	60.63	50.11
3rd Quarter	.660	55.25	48.10
4th Quarter	.660	54.10	50.02
Total	$2.563

Integrys Energy Group’s common stock is traded on the New York Stock Exchange under the ticker symbol "TEG."  The transfer agent and registrar for Integrys Energy Group's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY  10038.

As of February 23, 2009, there were 34,140 common stock shareholders of record.

Dividend Restrictions

For information on dividend restrictions related to Integrys Energy Group and any of its subsidiaries, see Note 19, "Common Equity."

Equity Compensation Plans

See Item 11, "Executive Compensation," for information regarding Integrys Energy Group’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

INTEGRYS ENERGY GROUP, INC.
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL AND OTHER STATISTICS (2004 TO 2008)

As of or for Year Ended December 31
(Millions, except per share amounts, stock price, return on average equity
and number of shareholders and employees)	2008	2007 (1)	2006 (2)	2005	2004

Total revenues	$14,047.8	$10,292.4	$6,890.7	$6,825.5	$4,876.1

Income from continuing operations	124.8	181.1	151.6	150.6	156.6

Income available for common shareholders	126.4	251.3	155.8	157.4	139.7

Total assets	14,272.5	11,234.4	6,861.7	5,462.5	4,376.8

Preferred stock of subsidiaries	51.1	51.1	51.1	51.1	51.1

Long-term debt (excluding current portion)	2,288.0	2,265.1	1,287.2	867.1	865.7

Shares of common stock (less treasury stock
and shares in deferred compensation trust)
Outstanding	76.0	76.0	43.1	39.8	37.3
Average	76.7	71.6	42.3	38.3	37.4

Earnings per common share (basic)
Income from continuing operations	$1.59	$2.49	$3.51	$3.85	$4.10
Earnings per common share	1.65	3.51	3.68	4.11	3.74
Earnings per common share (diluted)
Income from continuing operations	1.58	2.48	3.50	3.81	4.08
Earnings per common share	1.64	3.50	3.67	4.07	3.72
Dividends per share of common stock	2.68	2.56	2.28	2.24	2.20

Stock price at year-end	$42.98	$51.69	$54.03	$55.31	$49.96
Book value per share	$40.78	$42.58	$35.61	$32.76	$29.30
Return on average equity	3.7%	8.5%	10.6%	13.6%	13.5%
Number of common stock shareholders	34,016	35,212	19,837	20,701	21,358
Number of employees	5,191	5,231	3,326	2,945	3,048

(1) Includes the impact of the PEC merger on February 21, 2007.
(2) Includes the impact of the acquisition of natural gas distribution operations from Aquila by MGU on April 1, 2006 and MERC on July 1, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Integrys Energy Group is a diversified energy holding company with regulated electric and natural gas utility operations (serving approximately 2.2 million customers in Illinois, Michigan, Minnesota, and Wisconsin), nonregulated energy operations, and an equity ownership interest in ATC (a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois) of approximately 34%.

Strategic Overview

Integrys Energy Group's goal is to create long-term value for shareholders and customers primarily through growth in its core regulated businesses.  The company has made a decision to either fully or partially divest of its nonregulated energy services business segment, Integrys Energy Services, or reduce its size, risk, and financial requirements in response to increased collateral requirements at a time when global credit and financial markets are constraining the availability and increasing the cost of capital.  In order to create value, Integrys Energy Group focuses on:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is necessary to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success.  Integrys Energy Group believes the following investments have helped, or will help, maintain and grow its regulated utility base:

•	The February 2007 merger with PEC, which added the natural gas distribution operations of PGL and NSG to the regulated utility base of Integrys Energy Group.

•
Our ownership interest in ATC, which owned over $2.5 billion of assets at December 31, 2008.  Integrys Energy Group will continue to fund its share of the equity portion of future ATC growth.  ATC plans to invest $2.7 billion in the next ten years to ensure that the power grid will continue to meet the needs of its customers.

•
Weston 4, a 537-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and became operational June 30, 2008.  WPS holds a 70% ownership interest in the Weston 4 power plant.

•	A proposed accelerated annual investment in natural gas distribution facilities (replacement of cast iron mains) at PGL.

•	The investment of approximately $79 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline to be completed in 2009.

•	WPS's purchase of a 99-megawatt wind generation project to be constructed in 2009 in Howard County, Iowa.

•
WPS's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

For more detailed information on Integrys Energy Group's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Systematically Reduce the Size and the Capital and Liquidity Commitments of the Nonregulated Energy Services Business Segment – Unprecedented energy price volatility, combined with significant growth in the forward customer business, has increased the collateral requirements of Integrys Energy Services at a time when global credit and financial market conditions are both constraining the availability and increasing the cost of capital.  As a result, Integrys Energy Group has decided to take steps to protect its financial position and liquidity by either fully or partially divesting of its nonregulated energy services business segment or significantly scaling it back.  On an operational level, Integrys Energy Group’s short-term strategy will be to reduce and refocus its financial, credit, and risk capital on those aspects of Integrys Energy Services’ business that yield the highest return, with consideration given toward lower risk.  Integrys Energy Services has recently, and as necessary in the future, expects it will continue to adjust pricing strategies to capture margins that are commensurate with its increasing capital costs and collateral requirements.

Longer term, in the event that a full divestiture of Integrys Energy Services does not occur and a portion of the nonregulated energy services business segment remains, it will be a smaller segment that requires significantly less capital, parental guarantees, and overall financial liquidity from Integrys Energy Group.  Integrys Energy Group is seeking to deploy its capital to areas with more desirable risk-adjusted rates of return.  Although Integrys Energy Group anticipates a reduction in future earnings capacity from this business segment going forward, an improvement in the liquidity position and reduced business risk profile of Integrys Energy Group is expected.

Integrating Resources to Provide Operational Excellence – Integrys Energy Group is committed to integrating resources of all its regulated and nonregulated businesses, while meeting all applicable regulatory and legal requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and lowering costs.  Integrys Energy Group believes the following recent developments have helped, or will help, integrate resources and provide operational excellence:

•
The PEC merger provides the opportunity to align the best practices and expertise of both companies, which will continue to result in efficiencies by eliminating redundant and overlapping functions and systems.

•
IBS, a wholly owned service company of Integrys Energy Group, became operational on January 1, 2008.  IBS was formed to achieve a significant portion of the cost synergies anticipated from the PEC merger through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Operational Excellence" initiatives were implemented to provide top performance in the areas of project management, process improvement, and contract administration and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Asset and Risk Management – Our asset management strategy calls for the continuous assessment of our existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement our existing business and strategy.  The goal is to provide the most efficient use of our resources while maximizing return and maintaining an acceptable risk profile.  This strategy focuses on the disposition of assets, including plants and entire business units, which are no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  We maintain a portfolio approach to risk and earnings.  Our decision regarding the future of Integrys Energy Services noted above illustrates our asset management strategy.

Our risk management strategy includes the management of market, credit, and operational risk through the course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow opportunities to secure prices in a volatile energy market.  Each business unit monitors daily oversight of the risk profile related to these instruments consistent with the company's risk management policy.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

RESULTS OF OPERATIONS

	Year Ended December 31,
(Millions except per share amounts)	2008	2007	2006	Change in 2008 Over 2007	Change in 2007 Over 2006
Natural gas utility operations	$84.5	$28.7	$(2.3)	194.4%	N/A
Electric utility operations	92.6	87.4	85.5	5.9%	2.2%
Nonregulated energy operations	(61.5)	98.0	72.3	N/A	35.5%
Holding company and other operations	10.8	(18.8)	0.3	N/A	N/A
Oil and natural gas operations	-	56.0	-	(100.0)%	N/A
Income available for common shareholders	$126.4	$251.3	$155.8	(49.7)%	61.3%

Average basic shares of common stock	76.7	71.6	42.3	7.1%	69.3%
Average diluted shares of common stock	77.0	71.8	42.4	7.2%	69.3%

Basic earnings per share	$1.65	$3.51	$3.68	(53.0)%	(4.6)%
Diluted earnings per share	$1.64	$3.50	$3.67	(53.1)%	(4.6)%
Earnings Summary

From 2007 to 2008, income available for common shareholders decreased $124.9 million and diluted earnings per share decreased $1.86.  From 2006 to 2007, income available for common shareholders increased $95.5 million and diluted earnings per share decreased $0.17.  Significant factors impacting the change in earnings and diluted earnings per share were as follows (and are discussed in more detail thereafter).

Natural Gas Utility Operations:

Earnings improved $55.8 million in 2008, compared with 2007, primarily due to the following:

●
The inclusion of PGL and NSG for all of 2008 compared with only a partial year of operations in 2007 since they were acquired on February 21, 2007.  A rate increase for PGL in February 2008 also contributed to the increase in earnings in 2008.  From 2007 to 2008, after-tax earnings related to PGL and NSG operations increased $43.3 million, after including a $6.5 million after-tax goodwill impairment loss related to NSG in 2008.

●	An increase in natural gas sales volumes, which drove an approximate $11 million ($6.6 million after-tax) increase in margin for WPS, MERC, and MGU.

●	An interim rate increase for MERC, effective October 1, 2008, which had a positive impact on margin.

Financial results improved $31.0 million in 2007, compared with 2006, primarily due to the following:

●
Financial results for MGU and MERC increased $18.1 million, from a combined net loss of $11.3 million in 2006, to earnings of $6.8 million in 2007.  The positive change in earnings at MGU and MERC was driven by the fact that these natural gas utilities operated during the first quarter heating season in 2007, but were not acquired by Integrys Energy Group until after the first quarter 2006 heating season.  In addition, MGU and MERC incurred a combined $11.8 million ($7.1 million after-tax) of transition costs in 2006 for the start-up of outsourcing activities and other legal and consulting fees.  In 2007, MGU and MERC were allocated $1.7 million ($1.0 million after-tax) of external costs to achieve merger synergies related to the PEC merger.

●
Regulated natural gas utility earnings at WPS increased $13.5 million, from earnings of $9.6 million in 2006, to earnings of $23.1 million in 2007.  Higher earnings were driven by increased volumes due to colder weather during the heating season.  The full year impact of the natural gas rate increase that was effective January 12, 2007, also contributed to the increase.

●
PGL and NSG, which were acquired effective February 21, 2007, recognized a combined net loss of approximately $1 million in 2007, primarily related to the seasonal nature of natural gas utilities, which derive earnings during the heating season (first and fourth quarters).  Because of the late February acquisition date, results for the majority of the two coldest months of the year were not included in natural gas utility earnings in 2007.  The 2007 net income for PGL was less than the level we would normally expect, primarily due to increased costs of providing service.

Electric Utility Operations:

Earnings increased $5.2 million in 2008 compared with 2007, resulting primarily from:

●	A combined $17.7 million ($10.6 million after-tax) decrease in electric maintenance expense and costs to achieve merger synergies related to the PEC merger.

●
An approximate $10 million ($6 million after-tax) increase in margin from WPS's 2008 retail electric rate increase effective January 16, 2008, and the full benefit of WPS's 2007 retail electric rate increase effective January 12, 2007.

●	An approximate $10 million ($6 million after-tax) increase in margin driven by higher contracted sales volumes to a large wholesale customer year-over-year.

●
An approximate $5 million ($3 million after-tax) increase in regulated electric utility margin year-over-year, driven by fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008, compared with fuel and purchased power costs that were approximately $4 million higher than what was recovered in rates during 2007.

The above increases were partially offset by:

●	A $13.8 million ($8.3 million after-tax) increase in electric transmission expenses primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

●
An increase in depreciation and amortization expense of $4.2 million ($2.5 million after-tax) driven by depreciation related to Weston 4, which was placed in service for accounting purposes in April 2008.

●
An approximate $11 million ($6.6 million after-tax) decrease in margin due to a decline in residential and commercial and industrial sales volumes at WPS as a result of cooler weather during the cooling season and customer conservation efforts.

●	A $4.3 million ($2.6 million after-tax) increase in interest expense.

Earnings increased $1.9 million in 2007 over 2006, resulting primarily from the following:

●	Retail electric rate increases at both WPS and UPPCO had a positive year-over-year impact on operating income.

●
Favorable weather at WPS contributed an approximate $6 million ($3.6 million after-tax) year-over-year increase in operating income; however, this increase was partially offset by a decrease in weather normalized residential and commercial and industrial customer usage.

●
Fuel and purchased power costs were higher than what was recovered in rates during the year ended December 31, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006, driving a $14.4 million ($8.6 million after-tax) negative variance in operating income.

●	Maintenance expense related to WPS's power plants was higher in 2007 compared with 2006, driven by an increase in unplanned outages in 2007 as well as longer than anticipated 2007 planned outages.

Nonregulated Energy/Integrys Energy Services’ Operations:

Financial results decreased $159.5 million in 2008, compared with 2007, primarily due to the following:

●
A $133.6 million after-tax decrease in Integrys Energy Services' GAAP margin year-over-year related to non-cash activity, of which $106.1 million was related to non-cash activity associated with electric operations, with the remaining $27.5 million related to non-cash activity associated with natural gas operations.  An overview of this non-cash activity has been provided below.

Non-cash electric operations:

A decline in energy prices during 2008 drove an $82.4 million net after-tax non-cash loss, compared with a $23.7 million net after-tax non-cash gain recognized in 2007, related to an increase in energy prices during 2007.  The non-cash unrealized gains and losses recognized resulted from the application of derivative accounting rules to Integrys Energy Services' portfolio of derivative electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to economically hedge the price, volume, and ancillary risks associated with related electric customer sales contracts.  The associated electric customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the electric customer supply contracts will vary each period, with noncash unrealized gains being recognized in periods of increasing energy prices and non cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.

Non-cash natural gas operations:

The spot price of natural gas decreased significantly during the second half of 2008 (below the average cost of natural gas in inventory which Integrys Energy Services had injected into storage earlier in 2008), which resulted in a lower-of-cost-or-market adjustment, as required by GAAP.  This adjustment contributed a $96.2 million year-over-year decrease in the non-cash natural gas margin, driven by non-cash inventory write-downs in the third and fourth quarters of 2008.  The negative impact on realized margin related to these inventory adjustments was substantially offset by $91.9 million of net after-tax non-cash unrealized gains recognized in  2008, primarily related to derivative instruments utilized to mitigate the price risk on natural gas inventory underlying natural gas storage transactions.  In 2007, natural gas derivative instruments resulted in the recognition of $23.2 million of net after-tax non-cash unrealized gains.  Similar to the electric operations discussed above, non-cash gains and losses related to derivative natural gas sales and customer supply contracts will vary each period, and will ultimately reverse when the physical contracts settle, or when natural gas is withdrawn from inventory.

●
The recognition of $17.1 million of after-tax earnings from Integrys Energy Services’ investment in a synthetic fuel production facility during the year ended December 31, 2007.  Production and sale of synthetic fuel by Integrys Energy Services ended when Section 29/45K of the Internal Revenue Code, which provided for Section 29/45K federal tax credits from the production and sale of synthetic fuel, expired effective December 31, 2007.

●
After-tax income from discontinued operations decreased $10.9 million as a result of the sale of Niagara Generation in 2007, which was partially offset by a contingent gain that was realized in the fourth quarter of 2008 related to the sale of the Stoneman generating facility in the third quarter of 2008.

●
Operating and maintenance expenses at Integrys Energy Services increased $22.3 million ($13.4 million after-tax) in 2008 compared with 2007, driven by an increase in bad debt expense, broker commissions, a full year of operations from businesses acquired in the PEC merger, and employee benefit costs.

●
Partially offsetting the above decreases, the realized retail electric margin increased $28.1 million ($16.9 million after-tax), driven primarily from operations in Illinois, due to the addition of new customers as a result of the PEC merger, and the reduced impact from purchase accounting in 2008.

Earnings increased $25.7 million in 2007, compared with 2006, primarily due to the following:

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

Holding Company and Other Operations:

Financial results increased $29.6 million from 2007 to 2008, largely due to higher earnings from our investment in ATC, lower interest expense, and lower operating expenses at the holding company, partially offset by the negative year-over-year impact on operating income related to the reallocation of external costs to achieve merger synergies in 2007.

In 2007, financial results decreased $19.1 million, from earnings of $0.3 million in 2006, to a net loss of $18.8 million.

See "Overview of Holding Company and Other Segment Operations" for more information.

Oil and Natural Gas Operations:

In connection with the PEC merger, Integrys Energy Group announced its intent to divest of PEC's oil and natural gas production operations, PEP.  PEP was sold in the third quarter of 2007.  In 2007, PEP recognized earnings of $56.0 million, including $58.5 million of earnings reported as discontinued operations.  The sale of PEP resulted in a $7.6 million after-tax gain in 2007.  In 2008, tax adjustments of $0.8 million related to the 2007 PEP sale were recorded as discontinued operations.

Earnings per share:

Diluted earnings per share was impacted by a 5.2 million share (7.2%) increase in the weighted average number of outstanding shares of Integrys Energy Group common stock from 2007 to 2008, as well as an increase of 29.4 million shares (69.3%) in the weighted average number of outstanding shares of Integrys Energy Group's common stock from 2006 to 2007.  Integrys Energy Group issued 31.9 million shares of common stock on February 21, 2007, in conjunction with the merger with PEC, and issued an additional 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities.  Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans in 2007 and 2006.

The following discussion provides the analysis of Integrys Energy Group's four segments: regulated natural gas utility, regulated electric utility, Integrys Energy Services, and its holding company and other segment.

Utility Operations

In 2008, the utility operations included the regulated natural gas utility segment, consisting of the natural gas operations of PGL, WPS, MERC, MGU, and NSG.  The regulated natural gas operations of WPS, MERC, and MGU, were included in results of operations for all of 2007, while the regulated natural gas operations of PGL and NSG were included in results of operations beginning February 22, 2007 through December 31, 2007.  The natural gas operations of WPS were included for all of 2006, while the natural gas operations of MGU and MERC were included from April 1, 2006 through December 31, 2006, and
July 1, 2006 through December 31, 2006, respectively.

Utility operations also included the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO for all of 2008, 2007, and 2006.

Regulated Natural Gas Utility Segment Operations

	Year Ended December 31,
	2008	2007	2006	Change in 2008 Over 2007	Change in 2007 Over 2006

Revenues	$3,025.9	$2,103.7	$676.9	43.8%	210.8%
Purchased natural gas costs	2,147.7	1,453.5	493.8	47.8%	194.4%
Margins	878.2	650.2	183.1	35.1%	255.1%

Operating and maintenance expense	539.1	427.4	121.3	26.1%	252.4%
Goodwill impairment loss *	6.5	-	-	N/A	-%
Depreciation and amortization expense	108.3	97.7	32.7	10.8%	198.8%
Taxes other than income taxes	32.1	33.1	11.8	(3.0)%	180.5%

Operating income	192.2	92.0	17.3	108.9%	431.8%

Miscellaneous income	7.0	5.5	1.0	27.3%	450.0%
Interest expense	(56.6)	(53.4)	(18.1)	6.0%	195.0%
Other expense	(49.6)	(47.9)	(17.1)	3.5%	180.1%

Income before taxes	$142.6	$44.1	$0.2	223.4%	21,950.0%

Throughput in therms
Residential	1,708.9	1,251.8	351.5	36.5%	256.1%
Commercial and industrial	550.8	439.2	190.6	25.4%	130.4%
Interruptible	60.1	59.4	40.1	1.2%	48.1%
Interdepartmental	28.6	47.1	27.6	(39.3)%	70.7%
Transport	1,834.0	1,505.6	657.5	21.8%	129.0%
Total sales in therms	4,182.4	3,303.1	1,267.3	26.6%	160.6%

* See Note 9, "Goodwill and Other Intangible Assets," for more information.

Revenue

2008 Compared with 2007:

Regulated natural gas utility segment revenue increased $922.2 million, driven by:

•
A combined increase in PGL and NSG natural gas utility revenue of $780.5 million, from $1,118.5 million during 2007, to $1,899.0 million during 2008.  The increase in revenue at both of these natural gas utilities was driven primarily by the fact that they were not included in regulated natural gas utility results until after the merger with PEC on February 21, 2007.  Other factors that contributed to this combined increase include:

-
PGL's annualized rate increase effective February 14, 2008, which increased revenue year-over-year by approximately $61 million.  See Note 23, "Regulatory Environment," for more information on the PGL and NSG rate cases.

	-	Higher year-over-year natural gas prices. Increases in natural gas commodity costs are passed directly through to customers in rates.

-
Colder weather during the 2008 heating season, partially offset by energy conservation efforts by natural gas utility customers and a larger number of customer disconnections, which we believe resulted from high energy prices and a general slowdown in the economy.

•
An increase in natural gas revenue of $141.7 million at the remaining natural gas utilities (WPS, MERC, and MGU) from $985.1 million during 2007, to $1,126.8 million during 2008, which resulted primarily from:

	-	A combined $112.2 million increase in revenue driven by the approximate 13% increase in the per-unit cost of natural gas in 2008 compared with 2007.

-
A $43.4 million increase in revenue from colder weather during the 2008 heating season compared with 2007, evidenced by an approximate 11% year-over-year increase in heating degree days across these three utilities.

-
An increase in revenue from MERC's interim rate increase, effective October 1, 2008, for retail natural gas customers.  This interim rate increase is subject to refund pending the final rate order, which is expected in the second quarter of 2009.  See Note 23, "Regulatory Environment," for more information on MERC's interim rate increase.

-
The combined increase in revenue at WPS, MGU, and MERC, was partially offset by a $17.9 million decrease in revenue driven by a decrease in year-over-year volumes normalized for the impact of weather, $15.6 million of which was driven by a 39.3% decrease in natural gas throughput volumes sold by WPS to its electric utility segment.  The decrease in volumes sold to the electric utility segment was a result of a decrease in the need for the electric utility to run its peaking generation units during the 2008 summer cooling season because of cooler year-over-year weather.  In addition, additional electricity was available within the electric utility segment from Weston 4, a coal-fired generating facility that became commercially operational in June 2008.  The remaining decrease in weather normalized volumes was driven by energy conservation efforts of residential customers and a larger number of customer disconnections year-over-year, which we believe resulted from high energy prices and a general slowdown in the economy.

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

•
MGU (which acquired natural gas distribution operations in Michigan on April 1, 2006) generated $220.2 million of natural gas utility revenue and approximately 311 million therms of natural gas throughput volumes in 2007, compared with $110.1 million of natural gas revenue and approximately 193 million therms of natural gas throughput volumes during 2006.

•	WPS's natural gas utility revenue increased $27.2 million, from $443.8 million in 2006, to $471.0 million in 2007, driven by the following:

-
On January 11, 2007, the PSCW issued a final written order to WPS authorizing a retail natural gas distribution rate increase of $18.9 million (3.8%), effective January 12, 2007.  See Note 23, "Regulatory Environment," for more information related to the retail natural gas rate increase at WPS.

-
An 8.6% increase in natural gas throughput volumes.  The increase in natural gas throughput volumes was driven by a 10.3% increase in residential volumes and a 70.7% increase in natural gas volumes sold to the electric utility.  The increase in sales volumes to residential customers was driven in part by colder year-over-year weather during the 2007 heating season.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units.

-
Natural gas prices were 10.1% lower on a per-unit basis, compared with 2006, resulting in a decrease in natural gas utility revenue, which partially offset the overall increase in natural gas utility revenue at WPS.

Margin

2008 Compared with 2007:

The regulated natural gas utility segment margin increased $228.0 million, primarily due to:

•	An increase in the combined margin at PGL and NSG of $208.6 million, from $387.2 million in 2007 to $595.8 million in 2008. The increase in combined margin was driven by:

-
The acquisition of PGL and NSG on February 21, 2007.  The combined operations for the entire heating season were included in the 2008 natural gas utility margin.  However, only operations from the merger date through December 31, 2007, were included in the 2007 natural gas utility margin.  Due to the seasonal nature of natural gas utilities, higher margins are generally derived during the heating season (first and fourth quarters).

	-	The 2008 rate increase for PGL which resulted in an approximate $61 million increase in margin.

	-	Colder than normal weather experienced by both PGL and NSG resulted in an approximate $7 million increase in 2008 margin before the decoupling mechanism went into effect on March 1, 2008.

•	An increase in natural gas margin of $19.4 million at the remaining natural gas utilities (WPS, MERC, and MGU), primarily driven by:

-
A combined 5.2% increase in natural gas throughput volumes at WPS, MERC, and MGU, which had an approximate $11 million positive impact on natural gas utility margins.  Colder year-over-year weather had an approximate $14 million positive impact on margins.  Partially offsetting the positive impact of colder weather, were energy conservation efforts by residential customers and a larger number of customer disconnections year-over-year, which had an approximate $3 million negative impact on margins.

	-	The interim rate increase for MERC, effective October 1, 2008, which had a positive impact on natural gas margin.

	-	An approximate $2 million year-over-year increase in margin at MGU related to an adjustment for recovery of prior natural gas costs in an MPSC proceeding.

2007 Compared with 2006:

The regulated natural gas utility segment margin increased $467.1 million, driven by the following:

•	The combined margin provided by PGL and NSG in 2007 of $387.2 million.

•
The combined margin at MGU and MERC increased $55.1 million, from $59.1 million in 2006, to $114.2 million in 2007.  The increase in natural gas margin at MGU and MERC was driven primarily by the fact that MGU and MERC operated during the first quarter heating season in 2007, but were not acquired by Integrys Energy Group until after the first quarter heating season in 2006.

•
WPS's natural gas margin increased $24.8 million, from $124.0 million in 2006, to $148.8 million in 2007.  The increase in WPS's margin was driven by the retail natural gas rate increase and an increase in throughput volumes to higher margin residential customers due in part to colder year-over-year weather during the heating season.  The increase in throughput volumes sold to the electric utility did not have a significant impact on WPS's natural gas utility margin.

Operating Income

2008 Compared with 2007:

Operating income at the regulated natural gas utility segment increased $100.2 million, driven by the $228.0 million increase in the natural gas utility margin, partially offset by a $127.8 million increase in operating expenses.

The increase in operating expenses was primarily related to an increase in combined operating expenses at PGL and NSG of $125.8 million, from $368.7 million for 2007 to $494.5 million for 2008.

The increase in operating expenses related to PGL and NSG was primarily driven by:

•
The acquisition of these natural gas utilities on February 21, 2007.  As a result, operating expenses for the period January 1, 2007 to the acquisition date were not included in the 2007 operating results.

•	A non-cash goodwill impairment charge of $6.5 million recognized in the second quarter of 2008 related to NSG.

•	A combined increase in bad debt expense, driven by the impact of high energy prices and worsening economic conditions on overall accounts receivable balances.

2007 Compared with 2006:

Operating income increased $74.7 million, driven by the $467.1 million increase in the regulated natural gas utility margin, partially offset by a $306.1 million increase in operating and maintenance expense, a $65.0 million increase in depreciation and amortization expense, and a $21.3 million increase in taxes other than income taxes.

•	The increase in operating and maintenance expense was primarily related to the following:

	-	Combined operating and maintenance expenses of $292.9 million incurred by PGL and NSG in 2007.

-
Combined operating and maintenance expense at MGU and MERC that increased approximately $9 million, primarily due to the fact that operating expenses at both of these utilities incurred prior to the acquisition were not included in earnings in 2006, compared to incurring a full year of operating and maintenance expenses in 2007.  For the year ended December 31, 2006, $11.8 million of combined operating and maintenance expense related to external transition costs, primarily for the start-up of outsourcing activities and other legal and consulting fees.  For the year ended December 31, 2007, MGU and MERC were allocated $1.7 million of external costs to achieve merger synergies related to the PEC merger.

-
Operating expenses related to WPS's natural gas operations increased $3.7 million year-over-year, due primarily to the allocation of $2.8 million of external costs to achieve merger synergies related to the PEC merger.

•
The increase in depreciation and amortization expense was primarily related to the merger with PEC (a combined $59.0 million of depreciation and amortization expense was recognized at PGL and NSG from February 21, 2007 to December 31, 2007) and an increase in depreciation expense at MERC and MGU (these businesses were not included in results of operations for the full year in 2006).  Depreciation and amortization expense at WPS's natural gas utility was relatively flat year-over-year.

•
The increase in taxes other than income taxes from 2006 to 2007 was primarily related to the merger with PEC ($16.8 million of taxes other than income taxes were recognized at PGL and NSG in 2007), and the acquisition of the Michigan and Minnesota natural gas distribution operations, which were not included in results of operations for the full year in 2006.  Taxes other than income taxes are primarily related to property taxes, gross receipts taxes, and payroll taxes paid by these companies.

Other Expense

2008 Compared with 2007:

Other expense at the regulated natural gas utilities increased $1.7 million, driven by a $3.2 million increase in interest expense, partially offset by a $1.5 million increase in miscellaneous income.  The increase in other expense was a result of:

•
A $6.1 million increase in combined interest expense at PGL and NSG, from $30.3 million in 2007 to $36.4 million in 2008.  The increase in interest expense at PGL and NSG is primarily due to the fact that these utilities were first acquired on February 21, 2007, and, therefore, did not recognize a full year of interest expense in 2007.  The increase in interest expense was also due to additional long-term debt borrowings and higher interest rates on new and remarketed long-term debt.

•	The increase in other expense was offset by:

	-	A $2.6 million increase in AFUDC at WPS related to the construction of natural gas laterals for connection to the Guardian II pipeline.

	-	A decrease in interest expense resulting from a decrease in short-term borrowing levels and a decrease in interest rates for WPS's natural gas segment.

2007 Compared with 2006:

Other expense at the regulated natural gas utilities increased $30.8 million, driven by a $35.3 million increase in interest expense, partially offset by a $4.5 million increase in miscellaneous income.  The increase in other expense was a result of combined interest expense of $30.3 million, partially offset by $4.5 million of miscellaneous income, recorded both at PGL and NSG from February 22, 2007, through December 31, 2007.

Regulated Electric Segment Operations

	Year Ended December 31,
	2008	2007	2006	Change in 2008 Over 2007	Change in 2007 Over 2006

Revenues	$1,328.9	$1,246.1	$1,099.4	6.6%	13.3%
Fuel and purchased power costs	651.5	636.5	551.0	2.4%	15.5%
Margins	677.4	609.6	548.4	11.1%	11.2%

Operating and maintenance expense	375.3	321.1	265.3	16.9%	21.0%
Depreciation and amortization expense	84.3	80.1	78.5	5.2%	2.0%
Taxes other than income taxes	44.3	43.2	41.6	2.5%	3.8%

Operating income	173.5	165.2	163.0	5.0%	1.3%

Miscellaneous income	6.0	8.3	3.2	(27.7)%	159.4%
Interest expense	(36.7)	(32.4)	(30.0)	13.3%	8.0%
Other expense	(30.7)	(24.1)	(26.8)	27.4%	(10.1)%

Income before taxes	$142.8	$141.1	$136.2	1.2%	3.6%

Sales in kilowatt-hours
Residential	3,064.5	3,173.6	3,144.8	(3.4)%	0.9%
Commercial and industrial	8,632.8	8,750.9	8,645.2	(1.3)%	1.2%
Wholesale	4,764.6	4,024.9	4,093.1	18.4%	(1.7)%
Other	42.6	42.4	42.2	0.5%	0.5%
Total sales in kilowatt-hours	16,504.5	15,991.8	15,925.3	3.2%	0.4%

Weather – WPS:
Heating degree days	7,969	7,102	6,785	12.2%	4.7%
Cooling degree days	464	634	521	(26.8)%	21.7%

Weather – UPPCO:
Heating degree days	9,348	8,625	8,386	8.4%	2.8%
Cooling degree days	138	352	297	(60.8)%	18.5%

Revenue

2008 Compared with 2007:

Regulated electric utility segment revenue increased $82.8 million, driven by:

•	A 3.2% increase in electric sales volumes, which resulted in an approximate $26 million increase in revenue year-over-year, related to:

-
An 18.4% increase in wholesale volumes year-over-year, which drove an approximate
$48 million increase in revenue.  There was an approximate $36 million increase in opportunity sales year-over-year as the electric utility had more low-cost generation with Weston 4 becoming commercially operational in 2008, combined with available capacity from lower sales volumes to residential customers.  In addition, WPS experienced an approximate $12 million increase in wholesale revenue, driven by higher contracted sales volumes to a large wholesale customer year-over-year.

-
The increase in revenue related to wholesale volumes was partially offset by a 3.4% decrease in residential sales volumes and a 1.3% decrease in commercial and industrial sales volumes year-over-year, which drove an approximate $22 million decrease in revenue.  Of this decrease in revenue, approximately $13 million related to energy conservation efforts on the part of residential customers, which we believe was the result of high energy prices and the general economic slowdown.  Approximately $6 million related to decreased demand by our commercial and industrial customers in the third and fourth quarters of 2008 as the economy weakened.  In addition, cooler weather during the 2008 cooling season compared to 2007 contributed approximately $3 million to the decrease in revenue.

•
An interim fuel surcharge approved by the PSCW for WPS's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  In addition, a surcharge increase was approved by the PSCW effective July 4, 2008.  Both orders had an overall impact on revenue of approximately $25 million.  Contributing factors in this rate change were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the start-up phases, increased coal and coal transportation costs, and increased natural gas costs.  On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of these lower costs, WPS accrued at December 31, 2008 a refund payable in 2009 to its electric customers of approximately $5 million, which is already excluded from the $25 million noted above.  See Note 23, "Regulatory Environment," for more information on WPS's interim fuel surcharges.

•
A retail electric rate increase, effective January 16, 2008, which contributed an approximate $23 million increase in revenue.  The full benefit of the 2007 retail electric rate increase, effective January 12, 2007, also contributed to the increase in revenue year-over-year.  Per the PSCW's order approving the PEC merger, WPS was not permitted to increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPS was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.  See Note 23, "Regulatory Environment," for more information on WPS's interim rate increase.

•
An approximate $5 million increase in revenue at UPPCO related to increased energy and transmission costs in 2008 compared with 2007.  Increases in fuel and purchased power costs at UPPCO are passed directly through to customers in rates.

2007 Compared with 2006:

Regulated electric revenue increased $146.7 million, driven by the following:

•	On January 11, 2007, the PSCW issued a final written order to WPS authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

•
In June 2006, the MPSC issued a final written order to UPPCO authorizing an annual retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006.  See Note 23, "Regulatory Environment," for more information related to the retail electric rate increases at WPS and UPPCO.

•
On a per-unit basis, fuel and purchased power costs were approximately 17% higher in 2007 compared with 2006.  In addition, sales volumes increased 0.4%, primarily related to an increase in sales volumes to residential and commercial and industrial customers, driven by warmer weather during the cooling season and colder weather during the heating season (a portion of heating load is electric) in 2007, compared with 2006.  The increase in sales volumes related to weather was partially offset by an approximate 2% decrease in weather normalized residential and commercial and industrial customer usage, driven by customer conservation resulting from higher energy costs and weaker general economic conditions.

Margin

2008 Compared with 2007:

The regulated electric utility segment margin increased $67.8 million, driven by an increase in electric margin at WPS.  The $68.4 million increase in the electric margin at WPS was a result of:

•
A $54.0 million partial refund to Wisconsin retail customers for 2007 of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expense in 2007 and, therefore, did not have an impact on earnings.  WPS completed this refund in 2007.

•
An approximate $10 million increase in margin from the 2008 retail electric rate increase effective January 16, 2008, and the full benefit of the 2007 retail electric rate increase effective January 12, 2007.

•	An approximate $10 million increase in margin driven by higher contracted sales volumes to a large wholesale customer year-over-year.

•
An approximate $5 million increase in regulated electric utility margin year-over-year driven by fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008, compared with fuel and purchased power costs that were approximately $4 million higher than what was recovered in rates during 2007.  As a result of approximately $23 million of under-recovered fuel and purchased power costs in the first quarter of 2008, the PSCW approved an interim rate surcharge effective March 22, 2008, and subsequently approved a higher final surcharge effective July 4, 2008.  The $5 million increase in electric margin includes lower fuel costs from the fuel window reset and the net impact of the refund accrued at December 31, 2008, payable in 2009 to electric customers from the reopening of the 2008 fuel surcharge on September 30, 2008, by the PSCW.

•
These increases in the electric margin were offset by an approximate $11 million decrease in margin due to a decline in residential and commercial and industrial sales volumes.  Of this decrease, approximately $8 million related to energy conservation efforts on the part of residential customers, which we believe were the result of high energy prices and the general economic slowdown.  Approximately $1 million related to decreased demand by our commercial and industrial customers in the third and fourth quarters of 2008 as the economy worsened.  In addition, cooler weather during the 2008 cooling season compared with 2007 contributed approximately $2 million to the decrease in gross margin.

2007 Compared with 2006:

The regulated electric margin increased $61.2 million, driven by the following:

•	A $57.0 million (11.5%) increase in the electric utility margin at WPS.

-
WPS's margin was positively impacted by the retail electric rate increases discussed above and by higher electric sales volumes to residential and commercial and industrial customers related to weather.  Favorable weather during both the heating and cooling seasons positively impacted margin by an estimated $6 million.

-
The year-over-year change in WPS's margin was also positively impacted by a $16.2 million decrease in the 2006 margin related to the accrual of the refund to wholesale customers in 2006 of their portion of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2006 margin related to this refund was offset by a corresponding decrease in operating and maintenance expenses in 2006 and, therefore, did not have an impact on earnings.  No such accrual to wholesale customers occurred in 2007; however, the payment of the refund was made in 2007.

-
Partially offsetting the increase in WPS's margin, fuel, and purchased power costs were 3.7% higher than what was recovered in rates during the year ended December 31, 2007, compared with fuel and purchased power costs that were 10.5% less than what was recovered in rates during the same period in 2006, driving a $14.4 million negative variance in WPS's electric margin.  In 2007, fuel and purchased power prices were above what was projected in the rate case primarily due to higher than anticipated commodity costs and the market effects of unplanned plant outages.  On October 6, 2007, lightning hit Weston 3, and the unit returned to full service on January 14, 2008.  The unscheduled outage did not have a significant impact on the electric utility margin as the PSCW approved deferral of unanticipated fuel and purchased power costs directly related to the outage.  The outage did, however, cause the price of purchased power from other sources to increase.  Excluding the additional purchased power which resulted from the Weston 3 outage, fuel and purchased power costs at WPS increased 17% in 2007, compared with the same period in 2006, primarily related to the higher per-unit cost of fuel and purchased power required from the market to serve WPS's customers.

•	UPPCO's margin increased approximately $4 million, primarily due to its retail electric rate increase, effective June 2006, and higher retail sales volumes.

Operating Income

2008 Compared with 2007:

Operating income at the regulated electric utility segment increased $8.3 million, driven by the $67.8 million increase in the electric utility margin, partially offset by a $59.5 million increase in operating expenses.

The increase in operating expenses was driven by:

•
A $54.0 million year-over-year increase related to the partial amortization in 2007 of the regulatory liability previously recorded for WPS's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	A $13.8 million increase in electric transmission expenses, primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

•
A $6.1 million increase in cost of capital and depreciation expense charged by IBS for assets transferred from WPS to IBS in the beginning of 2008 and reported as operating and maintenance expense in 2008.  Similar costs were reported as depreciation and amortization expense in 2007, prior to the start-up of IBS.

•
A $4.2 million increase in depreciation and amortization expense, primarily related to $9.2 million of depreciation expense from Weston 4 being placed in service for accounting purposes in April 2008, partially offset by a decrease in depreciation related to assets transferred to IBS and reported in operating and maintenance expense in 2008.

These increases in operating expenses were partially offset by:

•
An $11.6 million decrease in electric maintenance expenses at WPS, primarily due to major planned outages at the Weston 2 and Weston 3 generation stations, the De Pere Energy Center, and the Pulliam generation station, as well as several unplanned outages at the Weston 3 generation station in 2007, compared with fewer outages in 2008.

•
A decrease in external costs to achieve merger synergies of $6.6 million related to the merger with PEC, from $12.3 million in 2007, to $5.7 million in 2008.  This decrease occurred primarily because all external costs to achieve merger synergies incurred from July 2006 through March 2007 were reallocated in 2007 from the holding company segment to the other reportable segments, including the regulated electric segment.  These reportable segments are the beneficiaries of the synergy savings resulting from the costs to achieve.  In addition, the reduction in 2008 external costs to achieve merger synergies was due to less integration work required in 2008 compared with 2007.

2007 Compared with 2006:

Operating income increased $2.2 million, driven by the $61.2 million increase in regulated electric margin discussed above, partially offset by a $54.3 million (23.7%) increase in operating and maintenance expenses at WPS, and a combined $3.2 million increase in depreciation and taxes other than income taxes at the regulated electric utilities.

•	The change in operating and maintenance expense at WPS was primarily related to the following:

-
Regulated electric maintenance expenses increased $15.3 million, driven by longer than anticipated planned outages and a higher number of unplanned outages year-over-year (which included major overhauls planned at the Weston 2 and Weston 3 generation stations and the De Pere Energy Center, planned major turbine and generator work performed at the Pulliam generation station, and several unplanned outages at the Weston 3 generation station).

	-	Regulated electric transmission expenses increased $14.2 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

	-	The regulated electric segment of WPS was allocated external costs to achieve merger synergies of $11.4 million for the year ended December 31, 2007.

-
Amortization in 2006 of the regulatory liability recorded for WPS's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to wholesale electric ratepayers contributed $16.2 million to the increase in WPS's operating and maintenance expense.  Pursuant to regulatory accounting, the 2006 increase in operating and maintenance expense related to this refund was offset by a corresponding increase in 2006 margin and, therefore, did not have an impact on earnings.

	-	Lower pension, postretirement, and other employee benefit costs partially offset the increase in regulated electric operating and maintenance expense at WPS.

•
An increase in depreciation expense related to continued capital investment at the electric utilities, while the increase in taxes other than income taxes reflected an increase in sales year-over-year.

Other Expense

2008 Compared with 2007:

Other expense at the regulated electric utilities increased $6.6 million, driven by a $4.3 million increase in interest expense and a $2.3 million decrease in miscellaneous income.

•
The increase in interest expense was due to higher long-term borrowings at WPS, primarily utilized to fund various construction projects and to retire short-term borrowing levels related to construction.

•	The decrease in miscellaneous income was driven by:

-
A $1.4 million decrease in interest income recognized related to the construction of transmission facilities WPS funded on ATC's behalf related to Weston 4.  WPS was reimbursed for these transmission facilities by ATC in April 2008.

	-	A $1.8 million gain on the sale of a generation facility by UPPCO in July 2007.

	-	The decrease in miscellaneous income was partially offset by an increase in AFUDC related to the wind generation project.

2007 Compared with 2006:

Other expense at the regulated electric utilities decreased $2.7 million, driven by a $5.1 million increase in miscellaneous income, partially offset by a $2.4 million increase in interest expense.

•	The increase in miscellaneous income was driven by:

	-	A $2.9 million increase in interest income recognized related to the construction of transmission facilities WPS funded on ATC's behalf pending the start-up of Weston 4.

	-	A $1.8 million gain on the sale of a generation facility by UPPCO in July 2007.

•	The increase in interest expense was due to higher borrowings at WPS, primarily utilized to fund various construction projects.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

	Year Ended December 31,
(Millions, except natural gas sales volumes)	2008	2007	2006	Change in 2008 Over 2007	Change in 2007 Over 2006

Revenues	$9,735.2	$6,979.7	$5,159.1	39.5%	35.3%
Cost of fuel, natural gas, and purchased power	9,649.5	6,675.6	4,978.0	44.5%	34.1%
Margins	$85.7	$304.1	$181.1	(71.8)%	67.9%
Margin Detail
Electric and other margins	$(15.7)	$164.9	$60.5	N/A	172.6%
Natural gas margins	$101.4	$139.2	$120.6	(27.2)%	15.4%

Operating and maintenance expense	181.7	$159.4	$81.5	14.0%	95.6%
Depreciation and amortization	14.5	14.4	9.4	0.7%	53.2%
Taxes other than income taxes	7.8	7.1	7.2	9.9%	(1.4)%
Operating income (loss)	(118.3)	$123.2	$83.0	N/A	48.4%

Miscellaneous income (expense)	8.7	(0.3)	(11.4)	N/A	97.4%
Interest expense	(12.1)	(13.5)	(15.4)	(10.4)%	(12.3)%
Minority Interest	0.1	0.1	3.8	-%	(97.4)%
Other expense	(3.3)	(13.7)	(23.0)	(75.9)%	(40.4)%

Income (loss) before taxes	(121.6)	109.5	60.0	N/A	82.5%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	184,446.3	132,623.6	58,794.9	39.1%	125.6%
Retail electric sales volumes in kilowatt-hours	16,680.9	14,849.7	6,554.1	12.3%	126.6%
Wholesale natural gas sales volumes in billion cubic feet	642.8	483.1	402.2	33.1%	20.1%
Retail natural gas sales volumes in billion cubic feet	339.2	368.8	314.5	(8.0)%	17.3%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	4,634.1	3,599.7	968.2	28.7%	271.8%
Retail electric sales volumes in kilowatt-hours *	16,561.3	14,584.4	4,565.6	13.6%	219.4%
Wholesale natural gas sales volumes in billion cubic feet *	594.9	445.6	373.5	33.5%	19.3%
Retail natural gas sales volumes in billion cubic feet *	336.0	319.4	264.0	5.2%	21.0%
* Represents gross physical volumes.

Revenue

2008 Compared with 2007

●
Revenues increased $2.8 billion in 2008 compared with 2007, primarily due to increased volumes, (in part due to the merger with PEC in 2007) and higher average sales prices in 2008.  Average sales prices rose in 2008 due to large market price increases from January 1, 2008 through June 30, 2008.  Market prices began to decline beginning in the third quarter of 2008 and continued to decline through the end of the year to levels below that of January 1, 2008.  Integrys Energy Services recognizes revenue at the time energy is delivered.  As a result, Integrys Energy Services is currently recognizing revenue based on the higher market prices from contracts entered into earlier in the year.

2007 Compared with 2006

●
Year-over-year, revenues increased approximately $1.8 billion.  The increase was primarily due to increased volumes as a result of the addition of the nonregulated energy operations of PEC and an average increase in 2007 electric prices of over 10%.  In addition to revenue and volume contributions from the merger with PEC, retail electric sales volumes and related revenue increased as a result of Integrys Energy Services' new retail electric product offerings to existing markets and expansion into new retail electric markets.  Wholesale electric sales volumes and revenue increased as a result of the additional wholesale origination transactions.  Wholesale natural gas volumes increased as a result of an increase in the profitability of wholesale origination structured natural gas transactions throughout 2006 and into 2007.  Some of these transactions were entered into in prior periods for future delivery; therefore, Integrys Energy Services saw an increase in volumes in the periods in which these transactions settle.  Retail natural gas volumes also increased, driven by favorable pricing compared with 2006, which encouraged new and existing customers to enter into or extend supply contracts with Integrys Energy Services.

Margins

Changes in commodity prices subject a portion of our nonregulated operations to earnings volatility.  Integrys Energy Services uses financial instruments to economically hedge risks associated with physical transactions.  The financial instruments mitigate the impacts of significant economic loss caused by fluctuations in market conditions, changing commodity prices, volumetric exposure, and other associated risks.  Because derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP, reported earnings for the nonregulated energy operations segment include the changes in the fair values of the derivative instruments.  These values may change significantly from period to period and are reflected as unrealized gains or losses within margin.  However, on the other side of these transactions, fluctuations in the fair value of the physical instruments that are subject to the economic hedges do not impact margin until settlement, as they do not meet the GAAP definition of derivative instruments.

Integrys Energy Services' margin decreased $218.4 million from 2007 to 2008 and increased $123.0 million from 2006 to 2007.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are primarily related to timing of gain and loss recognition of certain transactions and, prior to January 1, 2008, the settlement of the derivative instruments used to protect the value of Section 29/45K federal tax credits.

	Increase (Decrease) in Margin in
(Millions, except natural gas sales volumes)	2008	2007

Electric and other margins
Realized gains on structured origination contracts	$6.2	$11.8
All other realized wholesale electric margin	(19.4)	(21.6)
Realized retail electric margin	28.1	15.9

Other significant items:
Retail and wholesale fair value adjustments *	(176.8)	70.8
Oil option activity	(19.6)	22.0
2005 liquidation of electric supply contract	0.9	5.5
Net increase (decrease) in electric and other margins	(180.6)	104.4

Natural gas margins
Lower of cost or market inventory adjustments	(160.3)	$(6.1)
Other realized natural gas margins	8.0	14.1

Other significant items:
Spot to forward differential	5.5	(0.2)
Other fair value adjustments *	109.0	10.8
Net increase (decrease) in natural gas margins	(37.8)	18.6

Net increase (decrease) in Integrys Energy Services' margin	$(218.4)	$123.0

*For 2008, these two line items included a total of $11.5 million of gains resulting from the adoption of SFAS No. 157, “Fair Value Measurements,” in the first quarter of 2008.  See Note 21, "Fair Value," for more information.

Electric and Other Margins

Integrys Energy Services' electric and other margins decreased $180.6 million from 2007 to 2008 and increased $104.4 million from 2006 to 2007.  The 2008 and 2007 electric and other margin included the negative impact of $8.8 million and $15.2 million, respectively, of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

●
Realized gains on structured origination transactions increased $6.2 million, from $18.1 million in 2007 to $24.3 million in 2008.  Origination transactions are physical, customer-based agreements with municipalities, merchant generators, cooperatives, municipalities, and regulated utilities.  The increase was primarily due to continued growth in existing markets with an emphasis on structured transactions with small environmentally friendly generators.

●
Realized gains on structured origination contracts increased $11.8 million, from $6.3 million in 2006 to $18.1 million in 2007.  The increase was primarily due to continued growth in existing markets in the Midwest and northeastern United States, as well as expansion into the markets in the western United States.

All other realized wholesale electric margin

All other realized wholesale electric margin decreased $19.4 million from 2007 to 2008.  In general, realized margins are impacted by trading activity in prior periods.  Integrys Energy Services recognizes realized margin when the contracts actually settle, which lag as much as 12 to 24 months from the time the contract was actually entered into.  The reduced volume of proprietary trading that began in 2007 continued to reduce realized margin in 2008.

All other realized wholesale electric margin decreased $21.6 million from 2006 to 2007.  The decrease from 2006 to 2007 is due to the overall reduced level of proprietary trading in 2007, due primarily to a decrease in electric price volatility during the first three quarters of 2007, increased emphasis on structured electric transactions in 2007, and the departure of several key traders in the third quarter of 2006.

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

Realized retail electric margin

The realized retail electric margin increased $28.1 million from $34.2 million in 2007 to $62.3 million in 2008.  The change was primarily due to the following:

●	An increase of $19.5 million from operations in Illinois due to the addition of new customers as a result of the PEC merger and a reduced impact from purchase accounting in 2008.

●	A $12.7 million increase due to expansion in the Mid-Atlantic region and the resolution of certain regulatory issues in Northern Maine.

●
Partially offsetting these increases was a $3.4 million decrease from operations in Texas.  This reduction is a result of higher ancillary costs in Texas and the effects of Hurricane Ike, which disrupted the electric infrastructure in Texas for a period of time, causing some of Integrys Energy Services' customers to be without electricity or take only a fraction of their normal load during that period.

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

●
Partially offsetting the increases discussed above was a $4.4 million decrease related to Michigan operations as many customers continued to return to utility suppliers as a result of high wholesale energy prices and changes in utility tariffs, which continued to make the Michigan energy market less competitive.  Also offsetting these increases was a $3.3 million decrease related to operations in the state of New York, due to a change in the product mix offered to customers in response to utility rate structure changes.

Retail and wholesale fair value adjustments

From 2007 to 2008, Integrys Energy Services' margin from electric retail and wholesale fair value adjustments decreased $176.8 million, as it recognized $137.4 million of non-cash unrealized losses related to derivative instruments in 2008, compared with $39.4 million of non-cash unrealized gains during 2007.  From 2006 to 2007, margin from retail and wholesale fair value adjustments increased $70.8 million, from $31.4 million of non-cash unrealized losses in 2006 to $39.4 million of non-cash unrealized gains in 2007.

The non-cash unrealized gains and losses resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to mitigate the price, volume, and ancillary risks associated with related customer sales contracts.  These customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.  Although energy prices rose approximately 20% in the first half of 2008, they declined approximately 45% in the second half of the year, which led to the recognition of large non-cash unrealized losses in 2008 on these electric customer supply contracts.  These unrealized losses will turnaround in future years as the contracts settle.  Our mark-to-market activity also reflects increases in portfolio reserves in recognition of the increased risk of credit losses and reduced market liquidity.  Finally, our mark-to-market activity was also negatively impacted as our short-term cost of borrowing increased.  The discount rate is a component of the fair value of our derivative portfolio and, therefore, the current increased interest rates resulted in a reduction in the fair value presented on the balance sheet.  In 2007, energy prices increased, resulting in unrealized gains.

Oil option activity

●
Oil option activity drove a $19.6 million decrease in electric and other margins from 2007 to 2008.  There was no activity related to these oil options in 2008.  Prior to 2008, oil options were utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits from 2005 to 2007.  However, companies can no longer generate tax credits from the production of synthetic fuel as the provisions of Section 29/45K of the Internal Revenue Code expired effective December 31, 2007.  As a result, Integrys Energy Services exercised substantially all of its remaining oil options in 2007.

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

2005 liquidation of electric supply contract

In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that Integrys Energy Services liquidate a firm contract to buy power in 2006 and 2007.  At that time, Integrys Energy Services recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine.  The cost to purchase power under the new contract was more than the cost under the liquidated contract.  The liquidation and subsequent replacement of this contract resulted in a $0.9 million increase in realized wholesale electric margins from 2007 to 2008 and a $5.5 million increase in realized wholesale electric margins from 2006 to 2007.  The replacement contract increased the cost of purchased power needed to serve customers in Maine by $6.4 million in 2006, compared with $0.9 million in 2007.  There was no impact on electric margin in 2008.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $37.8 million from 2007 to 2008 and increased $18.6 million from 2006 to 2007.  The 2008 and 2007 natural gas margins included the negative impact of $5.0 million and $6.1 million, respectively, of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower of cost or market inventory adjustments

The spot price of natural gas decreased significantly during the second half of 2008 (below the average cost of natural gas in inventory which Integrys Energy Services had acquired and injected earlier in 2008), which resulted in a lower of cost or market adjustment, as required by GAAP.  This adjustment contributed a $160.3 million decrease in non-cash realized natural gas margins from 2007 to 2008, and a $6.1 million decrease in non-cash realized natural gas margins from 2006 to 2007.  The negative impact on realized margin related to these inventory adjustments was offset by unrealized gains recognized in 2008 and 2007 on derivative instruments utilized to mitigate the price risk on natural gas inventory underlying natural gas storage transactions (See "Other fair value adjustments" below).

Other realized natural gas margins

Other realized natural gas margins increased $8.0 million, from $107.6 million in 2007, to $115.6 million in 2008, primarily related to realized gains on wholesale natural gas storage transactions.  In 2008 over 2007, Integrys Energy Services increased its storage withdrawals which drove the year-over-year increase in other realized natural gas margins.  In addition, Integrys Energy Services placed greater emphasis on structured wholesale natural gas transactions in 2008 in existing markets, which also contributed to the increase.  These structured transactions involve serving customers such as regulated utilities, pipelines, retail marketers, and other large end users of natural gas.

Other realized natural gas margins increased $14.1 million, from $93.6 million in 2006, to $107.6 million in 2007.  The majority of this increase, $5.7 million, was driven by margin contributed by the nonregulated retail natural gas marketing operations added with the PEC merger and improved supply optimization, as Integrys Energy Services was able to secure lower supply costs for firm sales commitments to retail natural gas customers in Ohio and Illinois.  The remaining increase in realized natural gas margins was driven by the nonregulated wholesale natural gas marketing operations added with the PEC merger.

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

●
The natural gas storage cycle had a positive $5.5 million impact on natural gas margins from 2007 to 2008.  There was no material impact on margin as a result of the natural gas storage cycle in 2007 compared with a $5.5 million positive impact in 2008.  At December 31, 2008, the market value of natural gas in storage was not significantly different than the market value of future sales contracts related to the 2008/2009 natural gas storage cycle.

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

Other fair value adjustments

Other derivative accounting required fair value adjustments primarily relate to changes in the fair market value of contracts utilized to mitigate market price risk related to certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the transactions used to mitigate price risk (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts becomes subject to lower of cost or market adjustments, as was the case in 2008, and to a lesser extent in 2007 and 2006 as well), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

In 2008, the impact of these fair value adjustments drove a $109.0 million increase in the natural gas margins as unrealized gains on these instruments were $147.6 million in 2008, compared with unrealized gains of $38.6 million 2007.

In 2007, the impact of these fair value adjustments drove a $10.8 million increase in the natural gas margins as unrealized gains on these instruments were $38.6 million in 2007, compared with unrealized gains of $27.8 million 2006.

Operating Income (Loss)

2008 Compared with 2007

Operating income at Integrys Energy Services decreased $241.5 million, from $123.2 million in 2007 to a $118.3 million operating loss in 2008.  This decrease resulted primarily from the $218.4 million decrease in margin discussed above.  In addition, there was a $22.3 million increase in operating and maintenance expense.  Operating and maintenance expense increased from $159.4 million in 2007 to $181.7 million in 2008, driven largely by a $9.1 million increase in bad debt expense, $7.3 million of which resulted from the bankruptcy of Lehman Brothers in the third quarter of 2008, a $5.1 million increase in broker commissions as a result of higher transaction volumes, and higher employee benefit costs.

2007 Compared with 2006

Operating income at Integrys Energy Services increased $40.2 million, from $83.0 million in 2006, to $123.2 million in 2007, driven by the $123.0 million increase in margin discussed above, partially offset by a $77.9 million increase in operating and maintenance expense.  The increase in operating and maintenance expense was driven by higher payroll and benefit costs related to additional employees required as a result of continued business expansion activities at Integrys Energy Services (the most significant of which related to the merger of PEC's nonregulated operation into Integrys Energy Services).  A $9.0 million pre-tax gain on the 2006 sale of WPS ESI Gas Storage, LLC, $7.7 million of costs to achieve merger synergies and additional costs related to plant outages of $2.6 million in 2007 also contributed to the increase in operating and maintenance expense.

Other Expense

2008 Compared with 2007

Other expense at Integrys Energy Services decreased $10.4 million, from $13.7 million in 2007 to $3.3 million in 2008.  This decrease resulted primarily from an increase in miscellaneous income of $9.0 million, driven by a $13.8 million decrease in pre-tax net losses related to Integrys Energy Services' former investment in a synthetic fuel facility.  This increase in miscellaneous income was partially offset by a decrease of $1.5 million in foreign currency gains related to Integrys Energy Services' Canadian subsidiaries and a $3.7 million decrease in interest and dividend income on margin deposits.

2007 Compared with 2006

Other expense decreased $9.3 million, from $23.0 million in 2006, to $13.7 million in 2007.  The decrease resulted primarily from a $5.7 million decrease in pre-tax net losses recognized year-over-year related to Integrys Energy Services' investment in a synthetic fuel facility.  Integrys Energy Services took less production from this facility in 2007 compared with 2006.  A $3.8 million increase in foreign currency gains at Integrys Energy Services' Canadian subsidiaries in 2007, which was offset by related losses in gross margin, also contributed to the decrease.  These transactions are substantially hedged from an economic perspective, resulting in no significant impact on income (loss) available for common shareholders.

Minority Interest

2007 Compared with 2006:

A decrease of $3.7 million in minority interest related to Integrys Energy Services' synthetic fuel operations.  In 2007, Integrys Energy Services' partner elected to stop receiving production from the synthetic fuel facility and, therefore, did not share in losses from this facility.

Holding Company and Other Segment Operations

				Change in	Change in
	Year Ended December 31,			2008 Over	2007 Over
(Millions)	2008	2007	2006	2007	2006

Operating loss	$(0.7)	$(11.8)	$(14.1)	(94.1)%	(16.3)%

Other income (expense)	12.9	(12.3)	14.3	N/A	N/A

Income (loss) before taxes	$12.2	$(24.1)	$0.2	N/A	N/A

Operating Loss

2008 Compared with 2007:

Operating loss at the Holding Company and Other segment improved $11.1 million during 2008 compared with 2007.  The decrease in the operating loss was driven by:

•	Reductions in operating expenses related to consulting fees, compensation and benefits, and contractor costs at the holding company.

•	Operating income of $1.9 million generated at IBS, which related to return on capital included in its service charges beginning in 2008.

•
Partially offsetting the decrease in operating loss, was a $6.5 million increase in the year-over-year operating loss related to external costs to achieve merger synergies associated with the PEC merger.  This increase occurred primarily because in March 2007 all external costs to achieve merger synergies incurred from July 2006 through March 2007 were allocated from the Holding Company and Other segment (where they were initially recorded) to the other reportable segments, which are the beneficiaries of the synergy savings resulting from these costs.  This resulted in lower operating expenses at the Holding Company and Other segment during 2007.

2007 Compared with 2006:

The operating loss at the Holding Company and Other segment decreased $2.3 million during 2007 compared with 2006.  The change was driven by a $1.7 million decrease in operating expenses, primarily related to the reallocation of external costs to achieve merger synergies associated with the PEC merger incurred from July 2006 through March 2007.  In March 2007, all external costs to achieve were reallocated from the Holding Company and Other segment (where they were initially recorded) to other reportable segments, which are the beneficiaries of the synergy savings resulting from the costs to achieve.

Other Income (Expense)

2008 Compared with 2007:

Other income increased $25.2 million and was driven by:

•
A $15.6 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $66.1 million of pre-tax equity earnings from ATC during 2008, compared with $50.5 million of pre-tax equity earnings during 2007.  ATC's earnings continue to increase due to a significant capital expansion program.

•
A $10.5 million decrease in external interest expense due to lower interest rates and lower average short-term borrowings used for working capital requirements at Integrys Energy Group.  A portion of the proceeds received from the sale of PEP in September 2007 was used to pay down the short-term debt.

2007 Compared with 2006:

Other income decreased $26.6 million and was driven by:

•
A $31.8 million increase in external interest expense, driven by additional borrowings assumed in the merger with PEC, as well as an increase in short-term and long-term borrowings required to fund the acquisitions of the natural gas distribution operations in Michigan and Minnesota, and transaction and transition costs related to the merger with PEC.

•	A $6.2 million gain on the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC in April 2006 also contributed to the decrease in year-over-year earnings.

•
The decrease in other income was partially offset by an $11.5 million increase in earnings from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $50.5 million of pre-tax equity earnings from ATC during the year ended December 31, 2007, compared with $39.0 million for the same period in 2006.

Provision for Income Taxes

	Year Ended December 31,
	2008	2007	2006

Effective Tax Rate	29.1%	32.2%	22.9%

The decrease in the effective tax rate was primarily driven by the impact of large permanent tax deductions pertaining to items that exceeded the related book expense being applied to the lower income before taxes in 2008, compared with 2007.  In addition, in 2008 we recognized $10.0 million of investment tax credits related to solar projects completed in the fourth quarter of 2008.  These were offset by the reduction in Section 29/45K tax credits in 2008 due to the December 31, 2007, expiration of Section 29/45K of the Internal Revenue Code that made tax credits available from the production and sale of synthetic fuel.  In 2007, our ownership in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits of $13.6 million compared with $0.8 million of Section 29/45K tax credits recognized in 2008.

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

Discontinued Operations, Net of Tax

2008 Compared with 2007:

Income from discontinued operations, net of tax, decreased $68.6 million in 2008, compared with 2007.

In the third quarter of 2008, Integrys Energy Services sold its subsidiary Mid-American Power, LLC, which owned the Stoneman generation facility, located in Wisconsin.  The historical revenue, expenses, and effects of disposing of this facility were not significant.  In the fourth quarter of 2008, Integrys Energy Services recognized an additional $3.8 million after-tax gain on the sale of this facility in discontinued operations when a previously contingent payment was paid by the buyer.  This contingent payment resulted from legislation that passed in the fourth quarter of 2008, which extended the production tax credits available for certain biomass facilities.

During 2007, $58.5 million of after-tax income from discontinued operations was recognized related to PEP.  This included an after-tax gain of $7.6 million on the sale.  In 2008, discontinued operations reflect the $0.8 million impact of tax adjustments related to the 2007 PEP sale.

During 2007, WPS Niagara Generation, LLC recognized after-tax income of $14.8 million from discontinued operations, primarily related to the $14.7 million after-tax gain on the sale of this facility.

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

For more information on the discontinued operations discussed above, see Note 3, "Discontinued Operations" and Note 24, "Segments of Business."

BALANCE SHEET

Cash and cash equivalents increased $212.9 million, from $41.2 million at December 31, 2007, to $254.1 million at December 31, 2008.  For a detailed explanation for the change in the cash and cash equivalents balance, see "Liquidity and Capital Resources."

Net accounts receivable and accrued unbilled revenues increased $285.3 million (15.3%), from $1,870.0 million at December 31, 2007, to $2,155.3 million at December 31, 2008, primarily due to the following:

●
Net accounts receivable and accrued unbilled revenues at Integrys Energy Services increased $223.6 million (20.9%), driven primarily by an increase in electric and natural gas revenues in the fourth quarter of 2008, compared with the same period in 2007, due mainly to higher volumes sold.

●	Net accounts receivable and accrued unbilled revenues at PGL increased $102.2 million (34.2%), driven primarily by an increase in revenues in the fourth quarter of 2008, compared with the same period in 2007. The increase in revenues was primarily due to higher natural gas prices.

●	These increases were partially offset by a $72.2 million (22.1%) decrease in WPS’s net accounts receivable and accrued unbilled revenues, primarily due to an $82.3 million receivable at December 31, 2007, from ATC related to the transmission facilities required to support Weston 4 that WPS funded on ATC’s behalf. WPS received payment for the ATC receivable in 2008. This decrease was partially offset by a $16.2 million year-over-year increase in accrued unbilled revenues.

Inventories increased $69.5 million (10.5%), from $663.4 million at December 31, 2007, to $732.9 million at December 31, 2008.  The inventory balance at WPS increased $33.5 million (41.2%), driven by a $22.2 million (43.4%) increase in natural gas in storage due to an increase in natural gas prices year-over-year, and an increase in fossil fuel inventory of $11.3 million (37.3%), primarily due to an increase in coal prices and an increase in coal quantities, related to Weston 4 becoming operational in June 2008.  PGL’s inventory increased $26.2 million (30.9%) due to an increase in natural gas prices and volumes year-over-year.

At December 31, 2008, compared to December 31, 2007, total assets from risk management activities increased $1,682.4 million and total liabilities from risk management activities increased $1,767.5 million.  The increase in assets and liabilities from risk management activities was driven by changes in the fair values of the underlying derivative contracts, driven by extremely volatile energy prices in 2008.  Total liabilities from risk management activities also increased at PGL and NSG, primarily due to changes in the fair values of the underlying derivative contracts.

Total regulatory assets increased $444.8 million (35.8%), from $1,244.0 million at December 31, 2007, to $1,688.8 million at December 31, 2008.  The regulatory asset related to pension and other postretirement related items increased $412.8 million, primarily related to an increase in the unfunded status of the pension and other postretirement benefit plans due to decreases in the value of plan assets during 2008.  Also contributing to the increase was the regulatory asset related to derivatives, which increased $127.6 million year-over-year, due to an increase in PGL’s and NSG’s net risk management liabilities arising from changes in natural gas prices.  Partially offsetting these increases was the regulatory asset related to environmental remediation costs, which decreased $77.7 million year-over-year, mainly due to PGL collecting these costs in rates.  See Note 7, "Regulatory Assets and Liabilities," for more information.

Net property, plant, and equipment increased $309.5 million (6.9%), from $4,463.8 million at December 31, 2007, to $4,773.3 million at December 31, 2008, due primarily to the following:

●
Net property, plant, and equipment at WPS increased $151.8 million.  Capital expenditures in 2008 were $275.4 million, in part due to $71.3 million related to the construction of the Crane Creek Wind Farm, $55.6 million related to natural gas service laterals to the Guardian II natural gas transmission pipeline, $48.0 million related to the construction of Weston 4, $12.3 million related to the purchase of new line transformers, and $12.1 million related to electric and natural gas service for new and existing customers.  The increase due to capital expenditures was partially offset by depreciation and amortization expense of $99.5 million in 2008.

●	Net property, plant, and equipment at PGL increased $54.5 million, primarily due to capital expenditures of $113.3 million, partially offset by depreciation and amortization expense of $67.4 million. Capital expenditures in 2008 related mainly to the natural gas distribution systems.

●	Net property, plant, and equipment at Integrys Energy Services increased $47.4 million, primarily due to capital expenditures related to solar energy and landfill gas projects.

Accounts payable increased $202.5 million (15.2%), from $1,331.8 million at December 31, 2007, to $1,534.3 million at December 31, 2008.  Accounts payable at Integrys Energy Services increased $252.8 million, primarily due to an increase in the volume of natural gas borrowed.  This increase was partially offset by a $62.8 million year-over-year decrease in accounts payable at WPS driven by the completion of Weston 4, which became commercially operational in June 2008.  WPS paid contractors related to work performed at Weston 4 during 2008 as these contracts were completed and closed out, and purchased power decreased, mainly as a result of Weston 4 becoming operational.

Detailed explanations for changes in the short-term and long-term debt balances year-over-year are included in Note 11, "Short-term Debt and Lines of Credit," and Note 12, "Long-Term Debt."

Environmental remediation liabilities decreased $65.0 million (9.2%), from $705.6 million at December 31, 2007, to $640.6 million at December 31, 2008.  The decrease related mainly to expenditures for manufactured gas plant remediation at PGL.  See Note 15, "Commitments and Contingencies," for more information.

The $388.6 million year-over-year increase in long-term pension and other postretirement liabilities and the $101.4 million year-over-year decrease in pension and other postretirement assets were primarily related to a decrease in the value of plan assets during 2008 related to losses on investments, which caused an increase in the unfunded status of the pension and other postretirement benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  Our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies.  Our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control.

Due to unprecedented volatility within the global financial markets beginning in the second half of 2008, Integrys Energy Group has been exposed to increased interest costs and challenges, at times, accessing short-term capital markets.  Due to disruptions in the commercial paper markets, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market, and $300 million of these borrowings were outstanding at December 31, 2008.

Operating Cash Flows

2008 Compared with 2007:

Net cash used for operating activities was $250.0 million in 2008, compared with net cash provided by operating activities of $238.5 million in 2007.  The $488.5 million year-over-year increase in cash used for operating activities was driven by:

•
A $498.2 million decrease in cash provided by accounts receivable collections, as colder weather conditions led to higher natural gas throughput volumes in the fourth quarter 2008, compared with the same quarter in 2007, contributing to higher accounts receivable balances.  Also contributing to higher accounts receivable balances, Integrys Energy Group and its subsidiaries, primarily Integrys Energy Services, had cash collateral payments outstanding at December 31, 2008, that were $232.9 million higher than cash collateral payments outstanding at December 31, 2007.  The increase in cash collateral payments was driven by large mark-to-market losses incurred by Integrys Energy Services during the latter part of 2008, due to declining prices, as discussed in more detail in "Results of Operations – Integrys Energy Services' Operations."

•
A $139.1 million increase in cash used for natural gas inventory purchases due to an increase in the average price of natural gas during the summer of 2008 (when natural gas is generally injected into inventory), compared with the same period in 2007.

•
An $88.7 million decrease in net refunds of regulatory assets and liabilities, driven by a decrease in the refund to ratepayers in 2008, compared with 2007, of proceeds WPS received from the liquidation of the nonqualified decommissioning trust fund upon the sale of Kewaunee.

2007 Compared with 2006:

During 2007, net cash provided by operating activities was $238.5 million, compared with $72.9 million in 2006.  The $165.6 million increase in net cash provided by operating activities was driven by a $64.8 million decrease in working capital requirements year-over-year.  It is important to note that changes in working capital balances at February 21, 2007, as a result of the PEC merger are not incorporated in the Consolidated Statement of Cash Flows, as the merger was a noncash transaction.  Only PEC changes in working capital from the merger date to December 31, 2007, are included.  Inventory levels at Integrys Energy Services increased from December 31, 2006, to December 31, 2007, but this change was less than the increase from December 31, 2005, to December 31, 2006, driving the majority of the decrease in working capital requirements.  Integrys Energy Services continued to see growth in its natural gas business in both new and existing markets.  The year-over-year change in natural gas inventories at the regulated utilities was not significant.  The remaining increase in net cash provided by operating activities was driven by a year-over-year increase in income available for common shareholders.

Investing Cash Flows

2008 Compared with 2007:

Net cash used for investing activities was $452.2 million in 2008, compared with $451.5 million in 2007.  The $0.7 million year-over-year increase in cash used for investing activities was primarily driven by a $140.2 million increase in cash used for capital expenditures (discussed below), partially offset by the reimbursement of $99.7 million from ATC, related to the construction of the transmission facilities required to support Weston 4, and a $15.5 million year-over-year increase in cash proceeds received from the sale of property, plant, and equipment.

2007 Compared with 2006:

Net cash used for investing activities was $451.5 million in 2007, compared with $1,030.1 million in 2006.  The $578.6 million decrease was driven by $659.3 million of cash used by Integrys Energy Group to acquire natural gas operations in Michigan and Minnesota in 2006.  Also contributing $44.0 million to the decrease in net cash used for investing activities in 2007 was WPS's liquidation of the cash that was deposited into an escrow account in 2006, which was used for the payment of the outstanding principal balance of first mortgage bonds in January 2007 (discussed below in significant financing activities).  Partially offsetting these decreases were $58.4 million of proceeds received from the sale of our investment in Guardian Pipeline LLC and WPS ESI Gas Storage, LLC in 2006 and a $50.6 million year-over-year increase in capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2008, 2007, and 2006 were as follows:

Reportable Segment (millions)	2008	2007	2006
Electric utility	$207.4	$202.6	$282.1
Natural gas utility	237.3	158.8	54.6
Integrys Energy Services	68.1	20.5	5.5
Holding company and other	20.0	10.7	(0.2)
Integrys Energy Group	$532.8	$392.6	$342.0

The increase in capital expenditures at the natural gas utility segment in 2008 compared with 2007 was primarily due to an increase in capital expenditures at PGL and NSG due to the fact that they were not acquired until February 21, 2007, as well as construction of the natural gas lateral infrastructure that will connect WPS’s natural gas distribution system to the Guardian II natural gas pipeline.  The increase in capital expenditures at Integrys Energy Services in 2008 compared with 2007 was primarily due to solar energy projects as well as the construction of a pipeline that will transport methane gas produced at a landfill for use at a chemical plant as a replacement for natural gas.

The decrease in capital expenditures at the electric utility in 2007 compared with 2006 was mainly due to a decrease in capital expenditures associated with the construction of Weston 4.  The increase in capital expenditures at the natural gas utility was primarily driven by capital requirements of PGL and NSG, which were acquired in the PEC merger on February 21, 2007.  Capital expenditures in 2007 for PGL and NSG related mainly to the natural gas distribution systems.  The increase in capital expenditures at Integrys Energy Services was due to capital required to open new offices in Colorado, Michigan, and Washington, D.C., as well as to move the Chicago office; improvements at various generation facilities; new systems infrastructure; and the Winnebago Energy Center landfill gas project.  The increase in capital expenditures at the Holding Company and Other segment was driven by the purchase of a corporate airplane.

Financing Cash Flows

2008 Compared with 2007:

Net cash provided by financing activities was $911.3 million in 2008, compared with net cash used for financing activities of $459.2 million in 2007.  In 2007, Integrys Energy Group was able to pay down short-term debt with a portion of the proceeds received from the sale of PEP.  In 2008, proceeds were required to fund higher year-over-year working capital requirements.

2007 Compared with 2006:

Net cash used for financing activities was $459.2 million in 2007, compared with net cash provided by financing activities of $891.7 million in 2006.  The $1.4 billion change was driven by $458.0 million of short-term debt borrowings during 2006, compared with the repayment of $463.7 million of short-term debt in 2007.  In 2007, Integrys Energy Group was able to pay down short-term debt with a portion of the proceeds received from the sale of PEP.  The remaining net change in financing activity was driven by a $321.8 million decrease in long-term debt issuances year-over-year and a $119.0 million year-over year decrease in common stock issued.  Short-term borrowings in 2006 and the long-term debt and stock issuances in 2006 were used primarily for the acquisitions of the natural gas distribution operations in Michigan and Minnesota.  An $81.0 million increase in dividends paid in 2007, compared with 2006, was driven by an increase in shares outstanding and higher dividend rates.  These items were partially offset by net natural gas loan proceeds at Integrys Energy Services of $34.4 million in 2007, compared with the net repayment of $68.4 million of natural gas loans during 2006.  An increase in natural gas spreads made it more conducive to enter into natural gas loan deals in 2007 compared with 2006.

Significant Financing Activities

Dividends paid increased in 2008 compared with 2007.  In February 2008, Integrys Energy Group increased its quarterly common stock dividend to 67 cents per share.  The quarterly common stock dividend was increased from 57.5 cents per share to 66 cents per share in 2007.

Integrys Energy Group had outstanding commercial paper borrowings of $552.9 million and $308.2 million at December 31, 2008, and 2007, respectively.  Integrys Energy Group had short-term notes payable outstanding of $181.1 million as of December 31, 2008, and $10.0 million as of December 31, 2007, respectively.  Integrys Energy Group had borrowings under revolving credit facilities of $475.0 million and $150.0 million as of December 31, 2008, and 2007, respectively.  See Note 11, "Short-Term Debt and Lines of Credit" for more information.

In December 2008, WPS issued $125.0 million of Series 6.375%, 7-year Senior Notes.  The net proceeds from the issuance of the Senior Notes were used to fund construction costs and capital additions, retire short-term indebtedness, and for general corporate utility purposes.

In November 2008, Integrys Energy Group entered into an approximate $156 million short-term debt agreement extending through March 2009 to finance its working capital requirements and for general corporate purposes.  The agreement requires principal and interest payments to be made in yen.  Integrys Energy Group entered into two forward foreign currency exchange contracts to hedge the exchange rate variability of these principal and interest payments.

In November 2008, Integrys Energy Group entered into a $250 million revolving credit agreement to finance its working capital requirements and for general corporate purposes, which extends to May 2009.

In November 2008, PGL issued $45 million of Series SS, 7.0%, 5-year First and Refunding Mortgage Bonds and $5 million of Series TT, 8.0%, 10-year First and Refunding Mortgage Bonds.  The net proceeds from the issuance of these bonds were used to reduce short-term debt and for general corporate utility purposes.

In November 2008, NSG issued $6.5 million of Series O, 7.0%, 5-year First Mortgage Bonds.  The net proceeds from the issuance of the First Mortgage Bonds were used for general corporate utility purposes.

On April 17, 2008, PGL completed the purchase of $51.0 million of Illinois Development Finance Authority Series 2003D Bonds, due October 1, 2037, and backed by PGL Series PP bonds.  Upon repurchase, the Auction Rate Mode was converted from a 35-day mode to a weekly variable rate mode.  This transaction was treated as a repurchase of the Series PP bonds by PGL.  As a result, the liability related to the Series PP bonds was extinguished.  The Company intends to hold the bonds while it continues to monitor the tax-exempt market and assess potential remarketing or refinancing opportunities.

Prior to January 1, 2008, Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and under certain stock-based employee benefit and compensation plans.  As a result of the plans, equity increased $45.7 million and $25.0 million in 2007 and 2006, respectively.  During 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  Integrys Energy Group did not repurchase any existing common stock during 2007 or 2006.

In November 2007, WPS issued $125.0 million of 5.65%, 10-year Senior Notes.  The net proceeds from the issuance were used to fund construction costs and capital additions, retire short-term indebtedness, and for general corporate utility purposes.

On December 14, 2006, the Village of Weston, Wisconsin, issued $22.0 million of 3.95% Pollution Control Refunding Revenue Bonds and loaned the proceeds from the sale of the bonds to WPS.  In return, WPS issued $22.0 million of 3.95% Senior Notes, due in 2013, to the Village of Weston.  At December 31, 2006, the $22.0 million of proceeds received from the Village of Weston were classified as restricted cash.  In January 2007, WPS used the restricted cash to repay the outstanding principal balance of its 6.90% First Mortgage Bonds which originally were to mature in 2013.

In December 2006, WPS issued $125.0 million of 5.55% 30-year Senior Notes.  The net proceeds from the issuance were used to fund construction costs and capital additions, retire short-term indebtedness, and for general corporate utility purposes.

On December 1, 2006, Integrys Energy Group issued $300.0 million of Junior Subordinated Notes.  Interest has been fixed at 6.22% through the use of forward-starting interest rate swaps for the first ten years, after which, the interest rate will float for the remainder of the term.

Credit Ratings

Integrys Energy Group uses internally generated funds, commercial paper borrowings, and other short-term borrowings to satisfy most of its capital requirements.  Integrys Energy Group also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.

WPS, PEC, and PGL have their own commercial paper borrowing programs.  WPS periodically issues long-term debt and receives equity contributions from Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW.

PGL and NSG periodically issue long-term debt in order to reduce short-term debt, refinance maturing securities, maintain desired capitalization ratios, and fund future growth.  The specific forms of long-term financing, amounts, and timing depend on business needs, market conditions, and other factors.

The current credit ratings for Integrys Energy Group, WPS, PEC, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Issuer credit rating Senior unsecured debt Commercial paper Credit facility Junior Subordinated Notes	A- BBB+ A-2 N/A BBB	N/A A3 P-2 A3 Baa1
WPS Issuer credit rating First Mortgage Bonds Senior secured debt Preferred stock Commercial paper Credit facility	A A+ A+ BBB+ A-2 N/A	A1 Aa3 Aa3 A3 P-1 A1
PEC Issuer credit rating Senior unsecured debt	A- BBB+	N/A A3
PGL Issuer credit rating Senior secured debt Commercial paper	A- A- A-2	N/A A1 P-1
NSG Issuer credit rating Senior secured debt	A- A	N/A A1

Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.

On November 25, 2008, Standard & Poor's revised the outlook on Integrys Energy Group and all of its subsidiaries to negative from stable.  The revised outlook reflects pressure on the current credit ratings given Integrys Energy Groups' liquidity needs for its nonregulated business, as well as cash flow measures that have not met Standard & Poor's expectations since the PEC merger.

On March 13, 2008, Standard & Poor's raised the senior secured debt rating for WPS one notch from A to A+.  The new rating was a result of a review and changes made to the collateral coverage requirements Standard and Poor's uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

In December 2007, Standard & Poor's and Moody's withdrew the ratings assigned to PEC's commercial paper at the request of Integrys Energy Group.

On November 13, 2007, Standard & Poor's revised the outlook on Integrys Energy Group and all of its subsidiaries to stable from negative.  Standard & Poor's outlook had been negative since February 21, 2007, for all Integrys Energy Group companies, as discussed below.  The revised outlook reflected Integrys Energy Group's progress to improve its financial position and business profiles since its one-notch downgrade on February 21, 2007.  On November 13, 2007, Standard & Poor's also reaffirmed its A rating on WPS's senior secured debt.

On September 6, 2007, Standard & Poor's raised the senior secured debt for NSG one notch from A- to A.  The new rating was the result of a review and changes made to the collateral coverage requirements Standard and Poor's uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on Integrys Energy Group to A- from A and removed it from CreditWatch with negative implications.  Standard & Poor's also lowered

Integrys Energy Group's unsecured ratings to BBB+ from A and all other issue-specific ratings by one notch.  Standard & Poor's stated that the ratings actions were due to concerns related to plans to expand its energy marketing business, the dividend requirements resulting from the PEC merger, moderate capital expenditure requirements, lower than expected performance at MGU and MERC, uncertainty regarding future rate relief, and full integration of the newly acquired PEC utilities.  At the same time, Standard & Poor's lowered all WPS's issue-specific ratings by one notch as they stated "WPS's liquidity is being pressured by its ongoing construction program."  Standard & Poor's affirmed all PEC, PGL, and NSG ratings.  Standard & Poor's outlook for all Integrys Energy Group related companies was negative pending successful integration of recent acquisitions.

On February 21, 2007, Moody's downgraded the senior unsecured rating of Integrys Energy Group to A3 from A1, the bank credit facility to A3 from A1, the commercial paper rating to Prime-2 from Prime-1, and the Junior Subordinated Notes to Baa1 from A2.  Moody's also downgraded WPS's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, and its preferred stock to A3 from A2 and confirmed WPS's commercial paper rating at Prime-1.  At the same time, Moody's affirmed the ratings of PGL and NSG.  Moody's stated that the rating actions to downgrade were due to concerns about increases in Integrys Energy Group's consolidated debt levels and business risk profile evidenced by the increased scale and scope of the post merger non-regulated energy marketing business plus the entry into the historically more challenging regulatory jurisdiction of Illinois.  Moody's outlook for all Integrys Energy Group related companies is stable.

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

Discontinued Operations

2008 Compared with 2007:

Net cash provided by discontinued operations was $3.8 million in 2008 compared with $690.2 million in 2007.  The decrease in net cash provided by discontinued operations was driven by the approximate $869.2 million of proceeds received from the sale of PEP.

2007 Compared with 2006:

Net cash provided by discontinued operations was $690.2 million in 2007 compared with $61.0 million in 2006.  The increase in net cash provided by discontinued operations was driven by approximately $879.1 million of proceeds received from the sale of PEP in the third quarter of 2007.  Post-closing adjustments in the amount of $9.9 million were settled in February 2008 related to this sale, which reduced the sale price to $869.2 million.  These post-closing adjustments were funded through other current liabilities at December 31, 2007 and, therefore, are included in Note 1(d), "Summary of Significant Accounting Policies – Cash and Cash Equivalents," as a non-cash transaction.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of December 31, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$3,622.8	$294.1	$832.4	$728.7	$1,767.6
Operating lease obligations	47.4	11.1	18.5	13.2	4.6
Commodity purchase obligations (2)	7,260.2	3,328.6	2,036.2	911.3	984.1
Purchase orders (3)	626.8	626.5	0.3	-	-
Capital contributions to equity method investment	27.3	27.3	-	-	-
Pension and other postretirement funding obligations (4)	545.9	54.2	141.3	163.0	187.4
Total contractual cash obligations	$12,130.4	$4,341.8	$3,028.7	$1,816.2	$2,943.7

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

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for certain pension and other postretirement benefits plans cannot be estimated beyond 2011.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $639.0 million at December 31, 2008, as the amount and timing of payments are uncertain.  See Note 15,"Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the December 31, 2008 liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 14, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2009 through 2011 are listed below.

(Millions)
WPS
Wind generation projects	$247.1
Environmental projects	171.4
Electric and natural gas distribution projects	127.6
Other projects	162.0

UPPCO
Electric distribution projects and repairs and safety measures at hydroelectric facilities	70.7

MGU
Natural gas pipe distribution system and underground natural gas storage facilities	26.2

MERC
Natural gas pipe distribution system	43.9

PGL
Natural gas pipe distribution system and underground natural gas storage facilities *	357.8

NSG
Natural gas pipe distribution system	35.1

Integrys Energy Services
Landfill methane gas project, infrastructure project, solar energy projects, and miscellaneous projects	43.4

IBS
Corporate services infrastructure projects	83.2
Total capital expenditures	$1,368.4

* Includes approximately $55 million of expenditures related to the accelerated replacement of cast iron mains at PGL.  The expenditures were initially included in a request for recovery in a rider to PGL's 2008 rate case; however, the ICC rejected the rider.  PGL again requested recovery in a rider as part of the rate case filed on February 25, 2009.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $27 million in 2009 and approximately $12 million in 2010.  No capital contributions are expected in 2011.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends.

Capital Resources

As of December 31, 2008, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants relating to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

Integrys Energy Group and certain of its subsidiaries’ revolving credit agreements and term loans contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.  Termination of the agreements could permit lenders to require immediate repayment of the outstanding borrowings thereunder.

Integrys Energy Group and certain of its subsidiaries’ long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

Integrys Energy Group plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, net of forecasted dividend payments, and debt and equity financings.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.  See Item 7, "Management Discussion and Analysis, Other Future Considerations" for additional information.

See Note 11, "Short-Term Debt and Lines of Credit," for more information on our credit facilities and other short-term credit agreements.

Integrys Energy Group has the ability to publicly issue debt, equity, certain types of hybrid securities, and other financial instruments under an existing shelf registration statement, which expires in April 2009.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.  Integrys Energy Group's Board of Directors has authorized the issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement, $300 million of which was used in December 2006 when Integrys Energy Group issued Junior Subordinated Notes.  Integrys Energy Group plans to file a new shelf registration statement in the first quarter of 2009.

In May 2008, WPS filed a shelf registration statement.  As a result, WPS may issue up to $250 million of senior debt securities within the next three years with amounts, prices, and terms to be determined at the time of future offerings.  On December 5, 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

Other Future Considerations

Impact of Financial Market Turmoil

Volatility and uncertainty in the financial markets has impacted Integrys Energy Group in a number of ways.  Due to unprecedented volatility within the global financial markets beginning in the second half of 2008, Integrys Energy Group has been exposed to increased interest costs and challenges, at times, accessing short-term capital markets.  Due to disruptions in the commercial paper markets, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market, and $300.0 million of these borrowings were outstanding at December 31, 2008.  In addition, we believe that a decrease in the number of wholesale counterparties actively trading in the energy markets has reduced market liquidity and increased the risk of counterparty concentrations.  This factor, combined with worsening economic conditions, has also increased the risk of credit losses.  A decline in the overall level of natural gas and electricity prices has resulted in increased cash margin calls on the exchanges utilized by Integrys Energy Group for economically hedging its supply obligations.

In response to the factors discussed above, Integrys Energy Group has taken several steps to improve its available liquidity.  In the fourth quarter of 2008, several transactions were closed in support of this effort.  First, PGL issued $50.0 million of first mortgage bonds, and NSG issued $6.5 million of first mortgage bonds in private placement transactions.  Next, Integrys Energy Group entered into an approximate $156 million drawn credit facility extending through March 2009 and entered into a $250 million undrawn credit facility extending to May 2009.  Finally, WPS issued $125 million of 7-year fading lien first mortgage bonds.  In addition to the foregoing, Integrys Energy Services has adjusted its product pricing strategy to account for the increased operating costs, collateral requirements, business risks, and potential cash margining impact.  This new pricing strategy has reduced the flow of new business, therefore reducing future liquidity requirements, while improving the profitability of transactions that are executed.  Management believes that these efforts have reduced its exposure to adverse market conditions.  While the impact of continued market volatility and the extent and impacts of any economic downturn cannot be predicted, Integrys Energy Group currently believes it has sufficient operating flexibility and access to funding sources to maintain adequate liquidity.  Also, as Integrys Energy Group heads out of the winter heating season, the natural gas storage cycle at both the regulated natural gas utilities and Integrys Energy Services will aid in the generation of positive cash flow as inventory that has been built up in storage will be sold to customers.  These positive cash flows will be used to reduce short-term debt.

The recent volatility in global capital markets has also led to a reduction in the current market value of long-term investments held in Integrys Energy Group's pension and other postretirement benefit plan trusts.  The recent decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Impact of Divesting of or Scaling Back the Nonregulated Business Segment

Integrys Energy Group has made a decision to divest of its nonregulated energy services business segment, Integrys Energy Services, or reduce its size, risk, and financial requirements in response to increased collateral requirements at a time when global credit and financial markets are constraining the availability and increasing the cost of capital.  As a result, Integrys Energy Services' operations will either be fully or partially divested, or scaled back to include only the most profitable products and markets, resulting in lower operating expenses and a reduced level of financial liquidity support, while invested capital will be managed downward in order to obtain an acceptable level of return.  Integrys Energy Group is seeking to deploy its capital to areas with more desirable risk-adjusted rates of return.

Execution of this strategic decision will result in lower earnings capacity from this business segment going forward, although, in return, Integrys Energy Group expects an improved business risk profile and enhanced financial security.  A divestiture of the nonregulated business segment, or a reduced segment scale, will also allow Integrys Energy Group to either eliminate or reduce the amount of credit facilities and other forms of financial support committed to Integrys Energy Services.

Regulatory Matters and Rate Trends

To mitigate the volatility of the price of natural gas used for electric generation, and purchased power costs in 2009 and beyond, WPS is employing risk management techniques pursuant to its PSCW-approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

On February 1, 2007, the five utilities subject to the current Wisconsin fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to implement a 1% "dead band" to limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  The proposed "dead band" differs from the current trigger mechanism in that it would allow a utility to recover or refund all fuel costs outside of the band, rather than only those costs after the trigger date.  A proposed rule for PSCW Chapter 116, "Cost of Fuel," was issued by the PSCW on July 3, 2008, incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  WPS filed comments on the proposed fuel rules, continuing to support a true "dead band" of 1%.  The PSCW will need to agree on a proposed rule that will then be forwarded to the legislature for review and promulgation.

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  Under decoupling, utilities are allowed to adjust rates to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  In the recently completed WPS rate case, the PSCW approved a settlement filed by WPS and the Wisconsin Citizens Utility Board to implement decoupling for natural gas and electric residential and small commercial sales, along with several energy efficiency initiatives.  In approving the settlement, the PSCW capped the annual amount that can be recovered under the decoupling mechanism to $4.0 million for natural gas service, and $12.0 million for electric service.  On January 16, 2009, WPS requested rehearing to remove or increase the decoupling caps.  On February 24, 2009, in a written order, the PSCW increased the caps to $8.0 million for natural gas service and $14.0 million for electric service.  Recently passed legislation in Michigan authorizes the MPSC to approve decoupling mechanisms, and in its January 2009 rate order, MGU was ordered to submit a proposal for decoupling in its next rate case filing.  In Minnesota, the legislature required the MPUC to evaluate decoupling.  The MPUC is currently engaged in that process and has sought and received comments on decoupling mechanisms from utilities and interveners in Minnesota.  Decoupling for residential and small commercial sales was approved by the ICC for PGL and NSG on a four-year trial basis on February 5, 2008, and became effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling, and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.

For a discussion of regulatory filings and decisions, see Note 23, "Regulatory Environment."

Uncollectible Accounts

The reserves for uncollectible accounts at Integrys Energy Group reflect management's best estimate of probable losses on the accounts receivable balances.  The reserves are based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of the economy, energy prices, and weather.

The impact of higher prices and the declining economic environment could cause more accounts receivable to become uncollectible.  Higher levels of uncollectible balances would negatively impact Integrys Energy Group's results of operations and could result in higher working capital requirements.

Goodwill Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested on an annual basis and between required annual testing dates if certain conditions exist.  One of these conditions is a change in business climate, which may be evidenced by, among other things, a prolonged decline in a company's market capitalization below book value.  Any annual or interim goodwill impairment test could result in the recognition of a goodwill impairment loss.  See Note 9, "Goodwill and Other Intangible Assets," for more information on goodwill balances for Integrys Energy Group's reporting units at December 31, 2008.

New Laws

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Integrys Energy Group is currently evaluating the impacts of ARRA on its financial condition, results of operations and cash flows from operations.

In February 2009, Wisconsin Senate Bill (SB) 62 was signed into law.  SB 62 contains various tax provisions intended to reduce Wisconsin’s current budget gap.  Integrys Energy Group is currently evaluating the impacts of SB 62 on its financial condition, results of operations and cash flows from operations.

OFF BALANCE SHEET ARRANGEMENTS

See Note 16, "Guarantees," for information regarding guarantees.

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

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Consolidated Balance Sheets, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges), also on Integrys Energy Group's Consolidated Balance Sheets, or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the year ended December 31, 2008.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2007 (1)	$(0.2)	$89.5	$42.8	$132.1
Less: Contracts realized or settled during period (2)	(0.2)	(68.1)	165.6	97.3
Plus: Changes in fair value of contracts in existence at December 31, 2008 (3)	-	136.4	(12.6)	123.8
Fair value of contracts at December 31, 2008 (1)	$-	$294.0	$(135.4)	$158.6

(1)	Reflects the values reported on the balance sheets for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2)	Includes the value of contracts in existence at December 31, 2007, that were no longer included in the net mark-to-market assets as of December 31, 2008.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2007, and contracts that were entered into subsequent to December 31, 2007, which were included in Integrys Energy Services' portfolio at December 31, 2008, as well as gains and losses at the inception of contracts.

There were, in many cases, derivative positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these derivative positions are not reflected in the table above.

The table below shows Integrys Energy Services' risk management instruments categorized by fair value hierarchy levels and by maturity.  For more information on the fair value hierarchy, see Note 1(t), "Summary of Significant Accounting Policies – Fair Value."

Integrys Energy Services
Risk Management Contract Aging at Fair Value
As of December 31, 2008 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 years	Total Fair Value
Level 1	$(74.4)	$(34.7)	$0.5	$(0.5)	$(109.1)
Level 2	146.3	(49.6)	(4.5)	(3.4)	88.8
Level 3	76.3	82.6	12.3	7.7	178.9
Total fair value	$148.2	$(1.7)	$8.3	$3.8	$158.6

CRITICAL ACCOUNTING POLICIES

Integrys Energy Group has determined that the following accounting policies are critical to the understanding of its financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  Integrys Energy Group's management has discussed these critical accounting policies with the Audit Committee of the Board of Directors.

Risk Management Activities

Integrys Energy Group has entered into contracts that are accounted for as derivatives under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.  At December 31, 2008, those derivatives not designated as hedges are primarily commodity contracts used to manage price risk associated with natural gas and electricity purchase and sale activities.  If the derivatives qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," there is no impact on income available for common shareholders prior to settlement of the contracts.  In addition, Integrys Energy Group may apply the normal purchases and sales exception, provided by SFAS No. 133, as amended, to certain derivative contracts.  The normal purchases and sales exception provides that recognition of gains and losses in the consolidated financial statements is not required until the settlement of the contracts.

Cash flow hedge accounting treatment may be used when Integrys Energy Group enters into contracts to buy or sell a commodity at a fixed price for future delivery to protect future cash flows corresponding with anticipated physical sales or purchases.  In addition, Integrys Energy Group uses cash flow hedge accounting to protect against changes in foreign currency exchange rates, and interest rates.  Fair value hedge accounting may be used when Integrys Energy Group holds assets, liabilities, or firm commitments and enters into transactions that hedge the risk of changes in commodity prices or interest rates.  To the extent that the hedging instrument is fully effective in offsetting the transaction being hedged, there is no impact on income available for common shareholders prior to settlement of the hedge.

Derivative contracts that are determined to fall within the scope of SFAS No. 133, as amended, are recorded at fair value on the Consolidated Balance Sheets of Integrys Energy Group.  Changes in fair value, except effective portions of derivative instruments designated as hedges or qualifying for regulatory deferral, generally affect income available for common shareholders at each financial reporting date until the contracts are ultimately settled.

In conjunction with the implementation of SFAS No. 157, on January 1, 2008, Integrys Energy Group categorized its fair value measurements into three levels within a fair value hierarchy.  See Note 1(t), "Summary of Significant Accounting Policies – Fair Value," and Note 21, "Fair Value," for more information.

Integrys Energy Group has based its valuations on observable inputs whenever possible.  However, at times, the valuation of certain derivative instruments requires the use of internally developed valuation techniques and/or significant unobservable inputs.  These valuations require a significant amount of management judgment and are classified as Level 3 measurements.  Of the total risk management assets on Integrys Energy Group's Consolidated Balance Sheets, $755.4 million (25.3%) utilized Level 3 measurements.  Of the total risk management liabilities, $573.4 million (19.4%) utilized Level 3 measurements.  Integrys Energy Group believes these valuations represent the fair values of these instruments as of the reporting date; however, the actual amounts realized upon settlement of these instruments could vary materially from the reported amounts due to movements in market prices and changes in the liquidity of certain markets.

As a component of the fair value determination, Integrys Energy Group considers counterparty credit risk (including its own credit risk) and liquidity risk.  The liquidity component of the fair value determination may be especially subjective when limited liquid market information is available.  Under SFAS No. 157, beginning January 1, 2008, Integrys Energy Services no longer includes transaction costs in these fair value determinations, but included this in determining fair value prior to 2008.  Changes in the underlying assumptions for these components of fair value at December 31, 2008, would have the following effects:

Change in Components	Effect on Fair Value of Net Risk Management Assets at December 31, 2008 (Millions)
100% increase	$34.5 decrease
50% decrease	$17.3 increase

These hypothetical changes in fair value would be included in current and long-term assets and liabilities from risk management activities on the Consolidated Balance Sheets and as part of nonregulated revenue on the Consolidated Statements of Income, unless the related contracts are designated as cash flow hedges, in which case potential changes would be included in Other Comprehensive Income – Cash Flow Hedges on the Consolidated Statements of Common Shareholders' Equity.

Purchase Accounting

The 2007 PEC merger, as well as the acquisitions of natural gas distribution operations in Michigan and Minnesota in 2006, were accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations."  Under this statement, the purchase price paid by the acquirer, including transaction costs, is allocated to the assets and liabilities acquired as of the acquisition date based on their fair values.  The per share fair value of the common stock issued by Integrys Energy Group for the acquisition of PEC was determined by using the average market value of Integrys Energy Group's common stock over a five-day period, beginning two days before the announcement date of the merger.  As Integrys Energy Group announced its intent to sell PEP at the time of the closing of the merger, the PEP assets and liabilities were reported at estimated fair value less costs to sell.

Management makes estimates of fair value based upon historical experience and information obtained from the management of the acquired company.  Assumptions may be incomplete, and unanticipated events and circumstances may occur which could affect the validity of such assumptions, estimates, or actual results.  As discussed below within "Asset Impairment," a significant amount of goodwill resulted from these acquisitions, which requires impairment testing on at least an annual basis.  Goodwill was allocated to the various segments based on the excess of the purchase price over the estimated fair value of net identifiable assets.

In conjunction with the PEC merger, a significant fair value estimate related to nonderivative commodity contracts and customer relationships, which were recorded as intangible assets at Integrys Energy Services.  The intangible asset related to the contracts is being amortized into earnings as the contracts settle, and the intangible asset related to customer relationships is being amortized over the estimated lives of those relationships.  The amortization of these items had a negative impact on earnings in 2008.

PGL, NSG, MGU, and MERC are predominantly regulated utilities; therefore, in accordance with SFAS No. 71, the carrying value of the majority of their assets and liabilities approximated fair value, and as such, did not change significantly as a result of applying purchase accounting.

Asset Impairment

Integrys Energy Group reviews certain assets for impairment as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and SFAS No. 142.

The carrying value of goodwill by segment for the year ended December 31, 2008 was:

(Millions)	Carrying Value of Goodwill
WPS (1)	$36.4
PGL (2)	549.3
NSG (2)	74.3
MERC (3)	144.3
MGU (3)	122.7
Total Gas Segment	$927.0
Integrys Energy Services (2)	6.9
Balance at December 31, 2008	$933.9

   (1) Related to the acquisition of Wisconsin Fuel and Light in 2001.
   (2) Related to the PEC merger in 2007.
   (3) Related to the acquisition of the natural gas distribution operations in Michigan and Minnesota in 2006.

The goodwill for each of our reporting units is tested for impairment annually on April 1 or more frequently when events or circumstances warrant based on the guidance of SFAS No. 142.  The test for impairment includes estimating the fair market value of each reporting unit using assumptions about future profitability.  Key assumptions used in the analysis include the use of an appropriate discount rate, long-term growth rates, return on equity, financial forecasts, capital expenditures, and other factors.  A significant decrease in market values and/or projected future cash flows could result in an impairment loss.  In 2008, an after-tax goodwill impairment loss of $6.5 million was recognized for NSG, related to a decrease in forecasted results and worsening economic factors.  (See Note 9, "Goodwill and Other Intangible Assets," for further discussion of the impairment).

The review for impairment of tangible assets is more critical to Integrys Energy Services than to our other segments because of its lack of access to rate setting based on cost of service that is available to our regulated segments.  At December 31, 2008, the carrying value of Integrys Energy Services' property, plant, and equipment totaled $187.5 million.  Integrys Energy Group believes that the accounting estimate related to asset impairment of power plants is a "critical accounting estimate" because:  (1) the estimate is susceptible to change from period to period because it requires management to make assumptions about future market sales pricing, production costs, capital expenditures, and generation volumes and (2) the impact of recognizing an impairment could be material to our financial position or results of operations.  Management's assumptions about future market sales prices and generation volumes require significant judgment because actual prices and generation volumes have fluctuated in the past as a result of changing fuel costs and required plant maintenance and are expected to continue to do so in the future.

The primary estimates used at Integrys Energy Services in the impairment analyses are future revenue streams, capital expenditures, environmental landscape, and operating costs.  A combination of inputs from both internal and external sources is used to project revenue streams.  Integrys Energy Services forecasts future operating costs with input from external sources for fuel costs.  These estimates are modeled over the projected remaining life of the power plants using the methodology defined in SFAS No. 144.

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

Throughout 2008, Integrys Energy Services tested various power plants for impairment whenever events or changes in circumstances indicated that a test was required in compliance with SFAS No. 144.  No material impairment charges were recorded in 2008 as a result of the recoverability tests.  Results of past impairment tests may not necessarily be an indicator of future results given the nature of the accounting estimates involved, as discussed more fully above.  Future results or changes in assumptions could result in an impairment.

Receivables and Reserves

Our regulated natural gas and electric utilities and Integrys Energy Services accrue estimated amounts of revenues for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class.  At December 31, 2008 and 2007, Integrys Energy Group's unbilled revenues were $525.5 million and $464.7 million, respectively.  Any difference between actual revenues and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

With the exception of WPS, Integrys Energy Group records reserves for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet.  At WPS, the PSCW follows the direct write-off approach in rates rather than the allowance method; therefore, a regulatory asset is debited rather than an expense account when the reserve for uncollectible accounts is set up.  Actual write-offs at WPS are charged directly to an expense account in lieu of the reserve account.  At the utilities, the reserves are based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of the economy, commodity prices, and weather.  Each quarter, the utilities evaluate the adequacy of the reserves for uncollectible accounts based on the most current available information and adjust the reserves for changes in estimated probable accounts receivable losses.  Integrys Energy Services calculates the reserve for potential uncollectible customer receivable balances by applying an estimated bad debt experience rate to each past due aging category and reserving for 100% of specific customer receivable balances deemed to be uncollectible.  The basis for calculating the reserve for receivables from wholesale counterparties considers netting agreements, collateral, and guarantees.  If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to bad debt expense and the uncollectible reserve balance.  At December 31, 2008 and 2007, Integrys Energy Group's reserve for uncollectible accounts was $62.5 million and $56.0 million, respectively.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 17, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and earnings on plan assets.  Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates used in determining the projected pension and other postretirement benefit obligations and costs, and health care cost trends.  Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

Integrys Energy Group's pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments.  Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods.  Management believes that such changes in costs would be recovered at our regulated segments through the ratemaking process.

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported annual pension cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage- Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2008 Pension Cost
Discount rate	(0.5)	$60.0	$1.2
Discount rate	0.5	(57.2)	(2.0)
Rate of return on plan assets	(0.5)	N/A	5.9
Rate of return on plan assets	0.5	N/A	(5.9)

The following chart shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported annual other postretirement benefit cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2008 Postretirement Benefit Cost
Discount rate	(0.5)	$25.7	$2.2
Discount rate	0.5	(24.2)	(2.9)
Health care cost trend rate	(1.0)	(46.0)	(9.0)
Health care cost trend rate	1.0	55.5	9.4
Rate of return on plan assets	(0.5)	N/A	1.1
Rate of return on plan assets	0.5	N/A	(1.1)

Integrys Energy Group has developed an interest rate yield curve to enable it to make judgments pursuant to Emerging Issues Task Force Topic No. D-36, "Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions." The yield curve is comprised of non-callable (or callable with make-whole provisions), high-quality corporate bonds with maturities between 0 and 30 years.  The included bonds are generally rated by Moody's as Aaa and Aa with a minimum amount outstanding of $50 million.  The expected annual benefit cash flows are discounted for each of Integrys Energy Group's pension and retiree welfare plans using this yield curve, and a single-point discount rate is developed matching each plan's expected payout structure.

Integrys Energy Group establishes its expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2008, 2007, and 2006.  For 2008, 2007, and 2006, the actual rates of return on pension plan assets, net of fees, were (25.9%), 6.2%, and 11.3%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  Changes in fair value are recognized over the subsequent five years for plans previously sponsored by WPS, while differences between actual investment returns and the expected return on plan assets are recognized over a five-year period for plans previously sponsored by PEC.  Because of this method, the future value of assets will be impacted as previously deferred gains or losses are included in market related value.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  More information on health care cost trend rates can be found in Note 17, "Employee Benefit Plans."

For a table showing future payments that Integrys Energy Group expects to make for pension and other postretirement benefits, see Note 17, "Employee Benefit Plans."

Regulatory Accounting

The electric and natural gas utility segments of Integrys Energy Group follow SFAS No. 71, and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by our regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the utility segments, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

If our regulated electric and natural gas utility segments or a separable portion of those segments would no longer meet the criteria for application of SFAS No. 71, we would discontinue its application as defined under SFAS No. 101, "Regulated Enterprises – Accounting for the Discontinuation of Application of SFAS No. 71."  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather would be classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of Integrys Energy Group's' regulatory assets and regulatory liabilities at December 31, 2008, would result in an 11.9% decrease in total assets and a 3.0% decrease in total liabilities.  See Note 7, "Regulatory Assets and Liabilities," for more information.

Environmental Activities Relating to Former Manufactured Gas Operations

Integrys Energy Group's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple manufactured gas plant sites for the purpose of manufacturing gas and storing manufactured gas.  The utility subsidiaries are accruing and deferring the costs incurred in connection with environmental activities at the manufactured gas plant sites pending recovery through rates or from other entities.  The amounts deferred include costs incurred but not yet recovered through rates and management's best estimates of the costs that the utilities will incur in investigating and remediating the manufactured gas sites.  Management's estimates are based upon a probabilistic model and an ongoing review by management of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other potential responsible parties.  See Note 15, "Commitments and Contingencies," for further discussion of environmental matters.

Tax Provision

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate.  This process involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet.  We must also assess the likelihood that our deferred tax assets will be recovered through future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance, which is offset by an adjustment to income tax expense in the Consolidated Income Statements.  The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently.  As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109."  As allowed under Interpretation No. 48, Integrys Energy Group elected to change its method of accounting to record interest and penalties paid on income tax obligations as a component of income tax expense.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax law and regulation across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on Integrys Energy Group's financial condition and results of operations.  See Notes 1(p) "Income Taxes," and 14, "Income Taxes," for a discussion of accounting for income taxes.

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

Market Risks and Other Significant Risks

Integrys Energy Group has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return and principal preservation risk, and foreign currency exchange rate risk.  Integrys Energy Group is also exposed to other significant risks due to the nature of our subsidiaries' businesses and the environment in which we operate.  Integrys Energy Group has risk management policies in place to monitor and assist in controlling these risks and may use derivative and other instruments to manage some of these exposures, as further described below.

Commodity Price Risk and Regulatory Recovery Risk

Utilities

The electric utilities of Integrys Energy Group purchase natural gas and coal for use in power generation. They also buy and sell power from the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by UPPCO and by the wholesale electric operations and Michigan retail electric operations of WPS.  The costs of natural gas used by the natural gas utility subsidiaries are generally also recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations, but biennial rate cases with fuel adjustments have mitigated the year-to-year price risk.  For intra-year price risk, a "fuel window" mechanism is used to recover costs resulting from significant price volatility.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected change in the cost of fuel and purchased power.

To manage commodity price risk, our regulated utilities enter into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.  In addition, the electric operations of WPS and the natural gas operations of WPS, PGL, NSG, and MERC employ risk management techniques, which include the use of derivative instruments such as swaps, futures, and options.

Integrys Energy Services

As part of its trading activities, Integrys Energy Services seeks to generate profits from the volatility of the price of electricity by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets where Integrys Energy Services has market expertise, under risk management policies set by management and approved by Integrys Energy Group's Board of Directors.  Integrys Energy Services also seeks to reduce market price risk and extract additional value from its generation and customer contract portfolios through the use of various financial and physical instruments.

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of its exposures.  Integrys Energy Services' VaR calculation is utilized to quantify exposure to market risk associated with its marketing and trading portfolio (primarily natural gas and power positions), which also includes near-term positions managed under its asset management strategy through tolling agreements with the merchant generating fleet. The VaR calculation excludes the long-dated positions created by owning merchant generation and associated coal, sulfur dioxide emission allowances, and other ancillary fuels.  Additionally, financial transmission rights, renewable energy credits, and certain portions of long-dated natural gas storage and transportation contracts are also excluded from the VaR calculation.  The capped downside nature of the risks and duration of these positions would result in a VaR that would not be representative of the actual exposure.  Therefore, Integrys Energy Services evaluates the exposures for these types of contracts by assessing the maximum potential loss of the positions which would represent the cost of the physical asset or the fixed demand charges for the contract.

VaR is used to describe a probabilistic approach to quantifying the exposure to market risk.  The VaR amount represents an estimate of the potential change in fair value that could occur from changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period.  VaR models are relatively sophisticated.  However, the quantitative risk information is limited by the parameters established in creating the model.  The instruments being used may have features that could trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used.  VaR is not necessarily indicative of actual results that may occur.  In addition to VaR, Integrys Energy Services employs other risk measurements including mark-to-market valuations, stress testing, and scenario based testing.  In conjunction with the VaR analysis, these other risk measurements provide the risk management analysis for Integrys Energy Services' risk exposure.  Additionally, Integrys Energy Services also uses volume limits and stop loss limits to limit its exposure to commodity price movements.

VaR has a number of limitations that are important to consider when evaluating the calculation results.  Most importantly, VaR does not represent the maximum potential loss of the portfolio.  Price movements outside of the relevant confidence levels can and do occur and may result in losses exceeding the reported VaR.  Large short-term price moves can be caused by catastrophic weather events or other drivers of short term supply and demand disruptions.  Also, the holding period may not always be an adequate assessment of the timeframe to close out positions.  Short-term reductions in market liquidity could cause Integrys Energy Services to hold positions open longer than anticipated, resulting in greater than predicted losses.  Additionally, there are other risks not captured by the VaR metric including, but not limited to, the risk of customer and vendor nonperformance and the risks associated with the liquidity in the markets in which Integrys Energy Services transacts.  Customer and vendor nonperformance risk could result in bad debt losses, realized and unrealized losses on commodity contracts or increased supply costs in the event that contractual obligations of our counterparties are not met.  Market liquidity risk refers to the risk that Integrys Energy Services will not be able to efficiently enter or exit commodity positions.

Integrys Energy Services' VaR is calculated using non-discounted positions with a delta-normal approximation based on a one-day holding period and a 95% confidence level, as well as a ten-day, 99% confidence level.  The delta-normal approximation is based on the assumption that changes in the value of the portfolio over short time periods, such as one day or ten days, are normally distributed.  Integrys Energy Services' VaR calculation includes financial and physical commodity instruments, such as forwards, futures, swaps, and options, as well as natural gas inventory, natural gas storage, and transportation contracts, to the extent such positions are significant, but excludes the positions mentioned above.

The VaR for Integrys Energy Services' trading portfolio at a 95% confidence level and a one-day holding period is presented in the following table:

(Millions)	2008	2007

As of December 31	$1.3	$0.9
Average for 12 months ended December 31	1.4	1.1
High for 12 months ended December 31	2.3	1.3
Low for 12 months ended December 31	0.9	0.9

The VaR for Integrys Energy Services' trading portfolio at a 99% confidence level and a ten-day holding period is presented below:

(Millions)	2008	2007

As of December 31	$5.6	$5.2
Average for 12 months ended December 31	6.2	5.1
High for 12 months ended December 31	10.2	5.6
Low for 12 months ended December 31	4.8	4.2

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

Interest Rate Risk

Integrys Energy Group is exposed to interest rate risk resulting from its variable rate long-term debt and short-term borrowings.  Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes on interest rates.  Integrys Energy Group enters into long-term fixed rate debt when it is advantageous to do so.  Integrys Energy Group may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure.

Due to increases in short-term borrowings in the last year, Integrys Energy Group has increased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at December 31, 2008, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $11.7 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2007, an increase in interest rates of 100 basis points would have increased interest expense by approximately $6.5 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Equity Return and Principal Preservation Risk

Integrys Energy Group currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and possible future required contributions for the pension plans.  Integrys Energy Group monitors the trust fund portfolio by benchmarking the performance of the investments against certain security indices. Most of the employee benefit costs relate to Integrys Energy Group's regulated utilities. As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.  During 2008, Integrys Energy Group closed its qualified pension plans to non-union new hires, and to PGL's and NSG's union new hires.  In April 2009, the plans will also be closed to UPPCO's union new hires.  This will reduce future exposure to equity return and principal preservation risk.

Foreign Currency Exchange Rate Risk

Integrys Energy Group is exposed to foreign currency exchange rate risk as a result of operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by Integrys Energy Services.  In addition, Integrys Energy Group has a Japanese yen denominated term loan that matures on March 30, 2009.  Forward foreign exchange contracts are utilized to manage the risk associated with certain transactions denominated in Canadian dollars, as well as the risk associated with the yen denominated loan.

Integrys Energy Group's exposure to foreign currency exchange rate risk was not significant at December 31, 2008, or 2007.

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

Integrys Energy Group's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2008, Integrys Energy Group's internal control over financial reporting is effective based on those criteria.

Integrys Energy Group, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of Integrys Energy Group's internal control over financial reporting.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

B.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Integrys Energy Group, Inc.:

We have audited the internal control over financial reporting of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 25, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2008	2007	2006

Nonregulated revenue	$9,737.9	$6,987.0	$5,156.7
Utility revenue	4,309.9	3,305.4	1,734.0
Total revenues	14,047.8	10,292.4	6,890.7

Nonregulated cost of fuel, natural gas, and purchased power	9,654.3	6,676.2	4,968.9
Utility cost of fuel, natural gas, and purchased power	2,744.1	2,044.2	1,006.1
Operating and maintenance expense	1,081.2	922.1	484.3
Goodwill impairment loss	6.5	-	-
Depreciation and amortization expense	221.4	195.1	121.3
Taxes other than income taxes	93.6	87.4	60.9
Operating income	246.7	367.4	249.2

Miscellaneous income	87.3	64.1	42.8
Interest expense	(158.1)	(164.5)	(99.2)
Minority interest	0.1	0.1	3.8
Other expense	(70.7)	(100.3)	(52.6)

Income before taxes	176.0	267.1	196.6
Provision for income taxes	51.2	86.0	45.0
Income from continuing operations	124.8	181.1	151.6

Discontinued operations, net of tax	4.7	73.3	7.3
Income before preferred stock dividends of subsidiary	129.5	254.4	158.9

Preferred stock dividends of subsidiary	3.1	3.1	3.1
Income available for common shareholders	$126.4	$251.3	$155.8

Average shares of common stock
Basic	76.7	71.6	42.3
Diluted	77.0	71.8	42.4

Earnings per common share (basic)
Income from continuing operations	$1.59	$2.49	$3.51
Discontinued operations, net of tax	0.06	1.02	0.17
Earnings per common share (basic)	$1.65	$3.51	$3.68

Earnings per common share (diluted)
Income from continuing operations	$1.58	$2.48	$3.50
Discontinued operations, net of tax	0.06	1.02	0.17
Earnings per common share (diluted)	$1.64	$3.50	$3.67

Dividends per common share	$2.68	$2.56	$2.28

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$254.1	$41.2
Accounts receivable and accrued unbilled revenues, net of reserves of $62.5 and $56.0,
respectively	2,155.3	1,870.0
Inventories	732.9	663.4
Assets from risk management activities	2,223.7	840.7
Regulatory assets	244.0	141.7
Other current assets	280.8	169.3
Current assets	5,890.8	3,726.3

Property, plant, and equipment, net of accumulated depreciation of $2,710.0 and $2,602.2,
respectively	4,773.3	4,463.8
Regulatory assets	1,444.8	1,102.3
Assets from risk management activities	758.7	459.3
Goodwill	933.9	948.3
Pension assets	-	101.4
Other	471.0	433.0
Total assets	$14,272.5	$11,234.4

Liabilities and Shareholders' Equity
Short-term debt	$1,209.0	$468.2
Current portion of long-term debt	155.2	55.2
Accounts payable	1,534.3	1,331.8
Liabilities from risk management activities	2,190.3	813.5
Regulatory liabilities	58.8	77.9
Deferred income taxes	71.6	13.9
Other current liabilities	494.8	487.7
Current liabilities	5,714.0	3,248.2

Long-term debt	2,288.0	2,265.1
Deferred income taxes	435.7	494.4
Deferred investment tax credits	36.9	38.3
Regulatory liabilities	275.5	292.4
Environmental remediation liabilities	640.6	705.6
Pension and other postretirement benefit obligations	636.5	247.9
Liabilities from risk management activities	762.7	372.0
Asset retirement obligations	179.1	140.2
Other	152.8	143.4
Long-term liabilities	5,407.8	4,699.3

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,516 shares outstanding	51.1	51.1
Common stock - $1 par value; 200,000,000 shares authorized; 76,430,037 shares issued;
75,992,768 shares outstanding	76.4	76.4
Additional paid-in capital	2,487.9	2,473.8
Retained earnings	624.6	701.9
Accumulated other comprehensive loss	(72.8)	(1.3)
Treasury stock and shares in deferred compensation trust	(16.5)	(15.0)
Total liabilities and shareholders' equity	$14,272.5	$11,234.4

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

							Accumulated Other Comprehensive Income (Loss)
		Deferred Compensation	Common	Additional Paid In	Retained	Treasury	Cash Flow	Minimum Pension	SFAS158 Pension	Available For Sale	Foreign Currency
(Millions)	Total	Trust	Stock	Capital	Earnings	Stock	Hedges	Liability	Costs	Securities	Translation
Balance at December 31, 2005	$1,304.2	$(10.9)	$40.1	$717.0	$568.7	$(0.3)	$(7.6)	$(3.8)	$-	$0.6	$0.4
Income available for common shareholders	155.8				155.8
Other Comprensive Income
Net unrealized (losses) on cash flow hedges
(net of tax of $11.9)	(18.0)						(18.0)
Reclassification into earnings from cash flow
hedges (net of tax of $11.4)	17.4						17.4
Minimum pension liability (net of tax of $1.6)	2.4							2.4
Available for sale securities (net of tax of $0.2)	(0.4)									(0.4)
Foreign currency translation (net of tax of $0.2)	(0.3)										(0.3)
Total Comprehensive Income	156.9
Issuance of common stock	164.6		3.2	161.4	-	-
Dividends on common stock	(96.0)			-	(96.0)
Adjustment to initially apply SFAS No. 158
(net of taxes of $2.9)	(4.5)							1.4	(5.9)
Other	8.4	(2.3)	0.1	10.9	(0.3)
Balance at December 31, 2006	$1,533.6	$(13.2)	$43.4	$889.3	$628.2	$(0.3)	$(8.2)	$-	$(5.9)	$0.2	$0.1
Income available for common shareholders	251.3				251.3
Other Comprensive Income
Net unrealized (losses) on cash flow hedges
(net of tax of $11.9)	(18.4)						(18.4)
Reclassification into earnings from cash flow
hedges (net of tax of $15.0)	23.3						23.3
SFAS No. 158 unrecognized pension costs
(net of taxes of $ 3.0)	3.8								3.8
Available for sale securities (net of tax of $0.2)	0.4									0.4
Foreign currency translation (net of tax of $2.2)	3.6										3.6
Comprehensive income	264.0
Issuance of common stock	45.6		1.1	44.5	-	-
PEC merger	1,559.3		31.9	1,527.4
Stock based compensation	8.7			8.7
Dividends on common stock	(177.0)			-	(177.0)
Other	1.6	(1.5)		3.9	(0.6)		(0.3)				0.1
Balance at December 31, 2007	$3,235.8	$(14.7)	$76.4	$2,473.8	$701.9	$(0.3)	$(3.6)	$-	$(2.1)	$0.6	$3.8
Income available for common shareholders	126.4				126.4
Other Comprensive Income
Net unrealized (losses) on cash flow hedges
(net of tax of $53.7)	(84.0)						(84.0)
Reclassification into earnings from cash flow
hedges (net of tax of $20.0)	31.2						31.2
SFAS No. 158 unrecognized pension costs
(net of taxes of $8.1)	(12.7)								(12.7)
Available for sale securities (net of tax of $0.3)	(0.5)									(0.5)
Foreign currency translation (net of tax of $3.4)	(5.5)										(5.5)
Comprehensive income	54.9
Cumulative effect of change in accounting principle	4.5				4.5
Effects of changing pension plan measurement
date pursuant to SFAS No. 158	(3.5)				(3.5)
Purchase of deferred compensation shares	(2.7)	(2.7)
Stock based compensation	12.6			12.5		0.1
Dividends on common stock	(203.9)				(203.9)
Other	1.9	1.1		1.6	(0.8)
Balance at December 31, 2008	$3,099.6	$(16.3)	$76.4	$2,487.9	$624.6	$(0.2)	$(56.4)	$-	$(14.8)	$0.1	$(1.7)

The accompanying notes to Integrys Energy Group consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2008	2007	2006
Operating Activities
Income before preferred stock dividends of subsidiary	$129.5	$254.4	$158.9
Adjustments to reconcile income before preferred stock dividends of subsidiary to net cash (used for) provided by operating activities
Discontinued operations, net of tax	(4.7)	(73.3)	(7.3)
Goodwill impairment loss	6.5	-	-
Depreciation and amortization expense	221.4	195.1	121.3
Refund of nonqualified decommissioning trust	(0.5)	(70.6)	(54.5)
Weston 3 outage expenses	0.4	(22.7)	-
Recovery of MISO Day 2 expenses	19.8	-	-
Recoveries and refunds of other regulatory assets and liabilities	31.4	32.6	15.2
Amortization of nonregulated customer contract intangibles	13.3	21.0	-
Net unrealized (gains) losses on nonregulated energy contracts	(15.8)	(59.5)	7.3
Nonregulated lower of cost or market inventory adjustments	167.3	7.0	0.9
Bad debt expense	76.8	39.1	10.9
Pension and other postretirement expense	50.7	67.5	51.6
Pension and other postretirement funding	(40.8)	(35.3)	(43.2)
Deferred income taxes and investment tax credit	62.4	66.8	12.4
Gain on sale of investments	-	(2.7)	(21.6)
(Gain) loss on sale of property, plant, and equipment	(1.2)	1.1	1.3
Equity income, net of dividends	(15.1)	2.4	14.4
Other	(3.9)	(22.5)	22.8
Changes in working capital
Receivables and unbilled revenues, net	(446.9)	51.3	(19.4)
Inventories	(312.0)	(172.9)	(206.5)
Other current assets	(124.6)	0.9	(32.4)
Accounts payable	(53.2)	(96.5)	7.5
Other current liabilities	(10.8)	55.3	33.3
Net cash (used for) provided by operating activities	(250.0)	238.5	72.9

Investing Activities
Capital expenditures	(532.8)	(392.6)	(342.0)
Proceeds from sale or disposal of property, plant, and equipment	31.1	15.6	4.5
Purchase of equity investments and other acquisitions	(37.8)	(66.5)	(60.1)
Proceeds from the sale of investments	-	-	58.4
Cash paid for transaction costs related to PEC merger	-	(14.4)	(5.5)
Acquisition of natural gas operations in Michigan and Minnesota, net of liabilities assumed	-	1.9	(659.3)
Restricted cash for repayment of long-term debt	-	22.0	(22.0)
Cash paid for transmission interconnection	(17.4)	(23.9)	(11.6)
Proceeds received from transmission interconnection	99.7	-	-
Other	5.0	6.4	7.5
Net cash used for investing activities	(452.2)	(451.5)	(1,030.1)

Financing Activities
Short-term debt, net	569.7	(463.7)	458.0
Issuance of notes payable	155.7	-	-
Proceeds from sale of borrowed natural gas	530.4	211.9	197.0
Purchase of natural gas to repay natural gas loans	(257.2)	(177.5)	(265.4)
Issuance of long-term debt	181.5	125.2	447.0
Repayment of long-term debt	(58.1)	(26.5)	(4.0)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(203.9)	(177.0)	(96.0)
Issuance of common stock	-	45.6	164.6
Other	(3.7)	5.9	(6.4)
Net cash provided by (used for) financing activities	911.3	(459.2)	891.7

Change in cash and cash equivalents - continuing operations	209.1	(672.2)	(65.5)
Change in cash and cash equivalents - discontinued operations
Net cash (used for) provided by operating activities	-	(109.3)	41.9
Net cash provided by investing activities	3.8	799.5	19.1
Change in cash and cash equivalents	212.9	18.0	(4.5)
Cash and cash equivalents at beginning of year	41.2	23.2	27.7
Cash and cash equivalents at end of year	$254.1	$41.2	$23.2

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

G.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations--Integrys Energy Group is a holding company whose primary wholly owned subsidiaries at December 31, 2008, included WPS, UPPCO, MGU, MERC, PGL, NSG, and Integrys Energy Services.  Of these subsidiaries, six subsidiaries are regulated electric and/or natural gas utilities and one subsidiary, Integrys Energy Services, is a nonregulated energy supply and services company.

The term "utility" refers to the regulated activities of the electric and natural gas utility segments, while the term "nonutility" refers to the activities of the electric and natural gas utility segments that are not regulated.  The term "nonregulated" refers to activities at Integrys Energy Services.

The line item on the Consolidated Statements of Income titled "Income available for common shareholders" is net income.

(b)           Consolidation Basis of Presentation--The Consolidated Financial Statements include the accounts of Integrys Energy Group and all majority owned subsidiaries, after eliminating intercompany transactions and balances.  If a minority owner's equity is reduced to zero, our policy is to record 100% of the subsidiary's losses until the minority owner makes capital contributions or commits to fund its share of the operating costs.  The cost method of accounting is used for investments when Integrys Energy Group owns less than 20% of the voting equity of a company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee.  Investments in businesses not controlled by Integrys Energy Group, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.  For additional information on our equity method investments see Note 8, "Investments in Affiliates, at Equity Method."

Mergers and Acquisitions

Effective February 21, 2007, the PEC merger was consummated and the assets and liabilities, results of operations, and cash flows of PEC were included in Integrys Energy Group's Consolidated Financial Statements commencing February 22, 2007.  See Note 5, "Acquisitions and Dispositions," for more information.

The assets and liabilities, results of operations, and cash flows of MGU and MERC were included in Integrys Energy Group's Consolidated Financial Statements effective April 1, and July 1, 2006, respectively.  See Note 5, "Acquisitions and Dispositions," for more information.

Dispositions

A contingent payment made by the buyer of Integrys Energy Services' Stoneman generation facility resulted in a gain that was recorded as a component of discontinued operations in the fourth quarter of 2008.  See Note 3, "Discontinued Operations," for more information.

PEP's results of operations and cash flows are reported in discontinued operations in 2007.  The sale of PEP was completed on September 28, 2007.  Refer to Note 3, "Discontinued Operations," for more information.

For all applicable periods presented, Sunbury (sold in 2006) and Niagara (sold in 2007) have been reclassified as held for sale, and results of operations and cash flows for these entities have been reclassified as discontinued operations.  Refer to Note 3, "Discontinued Operations," for more information.

(c)           Use of Estimates--We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  We make estimates and assumptions that affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(d)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Consolidated Statements of Cash Flows:

(Millions)	2008	2007	2006
Cash paid for interest	$156.8	$144.5	$87.6
Cash paid for income taxes	100.9	198.1	37.7

Significant non-cash transactions were:

(Millions)	2008	2007	2006

Construction costs funded through accounts payable	$34.2	$26.1	$32.0
Equity issued for net assets acquired in PEC merger	-	1,559.3	-
Realized gain on settlement of contracts due to PEC merger	-	4.0	-
PEP post-closing adjustments funded through other current liabilities	-	9.9	-
Transaction costs related to the merger with PEC funded through other current liabilities	-	-	8.1

(e)           Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services provided but not billed.  At December 31, 2008, and 2007, Integrys Energy Group's unbilled revenues were $525.5 million and $464.7 million, respectively.  Currently there are no customers or industries that account for more than 10% of Integrys Energy Group's revenues.

Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by UPPCO and by the wholesale electric operations and Michigan retail electric operations of WPS, which provide for subsequent adjustments to rates for all changes in commodity costs.  There is a portion of WPS's wholesale electric business that limits cost recovery to no greater than the 2-year average rate charged to large industrial retail customers for that same period.  The costs of natural gas prudently incurred by the natural gas utility subsidiaries are also recovered from customers under one-for-one recovery mechanisms.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism.  Instead, a "fuel window" mechanism is used to recover fuel and purchased power costs.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected increase or decrease in the cost of fuel and purchased power.

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

In connection with the March 2006 settlement of Natural Gas Charge proceedings for fiscal years 2001 through 2004, PGL now nets revenues against expenses from natural gas hub services, resulting in a credit to utility customers' natural gas charges.

Integrys Energy Group presents revenue net of pass-through taxes on the Consolidated Statements of Income.

(f)           Inventories--Inventories consist of natural gas in storage, liquid propane, and fossil fuels, including coal.  Average cost is used to value fossil fuels, liquid propane, and natural gas in storage for our regulated segments, excluding PGL and NSG.  PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  Inventories stated on a LIFO basis represent approximately 16% of total inventories at December 31, 2008, and 14% of total inventories at December 31, 2007.  The estimated replacement cost of natural gas in inventory at December 31, 2008, and December 31, 2007, exceeded the LIFO cost by approximately $212.2 million and $304.4 million, respectively.  In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per dekatherm of $5.80 at December 31, 2008, and $7.33 at December 31, 2007.

Inventories at Integrys Energy Services are valued at the lower of cost or market unless hedged pursuant to a fair value hedge, in which case changes in the fair value of inventory subsequent to the hedge designation are recorded directly to inventory.

(g)           Risk Management Activities--As part of our regular operations, Integrys Energy Group enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices, interest rates, and foreign currency exchange rates, which are described more fully in Note 2, "Risk Management Activities."  Derivative instruments at the utilities are entered into in accordance with the terms of the risk management policies approved by Integrys Energy Group's Board of Directors and, if applicable, by the respective regulators.

Integrys Energy Group accounts for derivative instruments pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.  Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.  Most energy-related physical and financial derivatives in our regulated operations qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."  These derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

Integrys Energy Group classifies unrealized gains and losses on derivative instruments that do not qualify for hedge accounting or regulatory deferral as a component of revenues.  Unrealized gains and losses on fair value hedges are recognized currently in revenue, as are the changes in fair value of the hedged items.  To the extent they are effective, the changes in the values of contracts designated as cash flow hedges are included in other comprehensive income, net of taxes.  Fair value hedge ineffectiveness and cash flow hedge ineffectiveness are recorded in revenue or operating and maintenance expense on the Consolidated Statements of Income, based on the nature of the transactions.

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  Integrys Energy Group elected not to net these items. On the Consolidated Balance Sheets, cash collateral provided to others is reflected in accounts receivable, and cash collateral received from others is reflected in other current liabilities.

(h)           Emission Allowances--Integrys Energy Services accounts for emission allowances as intangible assets, with cash inflows and outflows related to purchases and sales of emission allowances recorded as investing activities in the Consolidated Statements of Cash Flows.  Integrys Energy Services uses the guidance in SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," to test allowances for impairment.  The utilities account for emission allowances as inventory at average cost by vintage year.  Charges to income result when allowances are utilized in operating the utilities' generation plants.  Gains on sales of allowances at the utilities are generally returned to ratepayers.

(i)           Property, Plant, and Equipment--Utility plant is stated at the original cost of construction, including AFUDC.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  PGL and NSG charge the cost of units of property retired, sold, or otherwise disposed of to the accumulated provision for depreciation and record the cost of removal, less salvage value, associated with the retirement to depreciation expense.  The other utilities charge the cost of units of property retired, sold, or otherwise disposed of, less salvage value, to the accumulated provision for depreciation and record a regulatory liability for removal costs, with removal costs charged against the liability as incurred.

Integrys Energy Group records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the applicable regulators.  Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2008	2007		2006
WPS – Electric	3.09%	3.35%		3.36%
WPS – Natural gas	3.39%	3.52%		3.57%
UPPCO	2.98%	3.01%		2.90%
MGU	2.67%	2.67%		2.06	% (1)
MERC	3.32%	3.42%		1.76	% (2)
PGL	2.55%	2.86	% (3)	-
NSG	1.80%	1.85	% (3)	-
(1) Composite depreciation rate for 9 months of the year.
(2) Composite depreciation rate for 6 months of the year.
(3) Composite depreciation rate from February 22, 2007 through the end of 2007.

Interest capitalization is applied to nonutility property during construction, and a gain and loss is recognized for retirements.  Currently, nonutility property at the regulated utilities consists primarily of land.

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

See Note 4, "Property, Plant, and Equipment," for details regarding Integrys Energy Group's property, plant, and equipment balances.

(j)           Capitalized Interest and AFUDC--Our nonregulated subsidiaries capitalize interest for construction projects, while our utilities capitalize the cost of funds used for construction using a calculation that includes both internal equity and external debt components, as required by regulatory accounting.  The internal equity component of capitalized AFUDC is accounted for as other income, and the external debt component is accounted for as a decrease to interest expense.

Approximately 50% of WPS's retail jurisdictional construction work in progress expenditures are subject to the AFUDC calculation.  For 2008, WPS's average AFUDC retail rate was 8.61%.  WPS's construction work in progress average AFUDC wholesale rate was 8.04%.  WPS's allowance for equity funds used during construction for 2008, 2007, and 2006 was $5.2 million, $0.9 million, and $0.6 million, respectively. WPS's allowance for borrowed funds used during construction for 2008, 2007, and 2006 was $1.8 million, $0.3 million, and $0.2 million, respectively.

The AFUDC calculation for the other utilities is determined by the respective state commissions, each with specific requirements.  Based on these requirements, the other utilities did not record significant AFUDC for 2008, 2007, or 2006.

The interest rate capitalized on long-term construction at our nonregulated subsidiaries is based upon the monthly short-term borrowing rate Integrys Energy Group incurs for such funds.  The nonregulated subsidiaries had no significant interest capitalized during 2008, 2007, and 2006.

(k)           Regulatory Assets and Liabilities--The regulated electric and natural gas utility segments of Integrys Energy Group are subject to the provisions of SFAS No. 71.  Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 7, "Regulatory Assets and Liabilities," for more information.

(l)           Asset Impairment--We review the recoverability of long-lived tangible and intangible assets in accordance with SFAS No. 144.  This statement requires review of assets when events or circumstances indicate that the carrying amount may not be recoverable.  We base our evaluation on the presence of impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors.

The carrying amount of assets held and used is considered not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value.

The carrying value of assets held for sale is not recoverable if it exceeds the fair value less cost to sell the asset.  An impairment charge is recorded for any excess of the carrying value over the fair value less cost to sell.

The carrying values of cost and equity method investments are assessed for impairment by comparing the fair values of these investments to their carrying values, if a fair value assessment was completed, or by reviewing for the presence of impairment indicators.  If an impairment exists and it is determined to be other-than-temporary, a charge is recognized equal to the amount the carrying value exceeds the investment's fair value.

(m)           Goodwill and Other Intangible Assets--In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test.  WPS, MGU, MERC, PGL, NSG, and Integrys Energy Services, our reporting units with goodwill, perform their annual goodwill impairment tests during the second quarter of each year.  Interim impairment tests are performed whenever events or changes in circumstances indicate that the asset might be impaired.

Other intangible assets with definite lives consist primarily of emission allowances, customer related intangible assets, and customer contract assets and liabilities.  The impairment testing for these intangible assets is performed in accordance with SFAS No. 144 and is discussed in Note 1(l), "Summary of Significant Accounting Policies – Asset Impairment."

For more information on Integrys Energy Group's goodwill and other intangible assets, see Note 9, "Goodwill and Other Intangible Assets."

(n)           Retirement of Debt--Any call premiums or unamortized expenses associated with refinancing utility debt obligations are amortized consistent with regulatory treatment of those items.  Any gains or losses resulting from the retirement of nonutility debt are recorded through earnings, while gains or losses resulting from the retirement of utility debt that is not refinanced are either amortized over the remaining life of the original debt or recorded through earnings.

(o)           Asset Retirement Obligations--Integrys Energy Group applies SFAS No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."  Under these accounting standards, Integrys Energy Group recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  See Note 13, "Asset Retirement Obligations," for more information.

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

Integrys Energy Group adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109," on January 1, 2007.  As a result of the implementation of Interpretation No. 48, Integrys Energy Group recognized a $0.1 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of retained earnings.

Investment tax credits that reduce our income taxes payable for the current year are eligible for carryover are recognized as a reduction of income tax expense if the credits are generated in our nonregulated operations. We do not reduce our current year income tax expense if it is likely that we will sell the related property that generated the tax credits after the end of the year and the tax credits would also be transferred to the seller as permitted under tax law.  For credits generated in our regulated operations that apply SFAS No. 71, our regulators reduce our future rates over the lives of the property to which the tax credits relate; accordingly, we defer the investment tax credits in the year our taxes payable are reduced and we reduce income tax expense over the useful lives of the related property.

Integrys Energy Group files a consolidated United States income tax return that includes domestic subsidiaries of which its ownership is 80% or more.  Integrys Energy Group and its consolidated subsidiaries are parties to a tax allocation arrangement under which each entity determines its income tax provision on a stand-alone basis.  In several states, combined or consolidated filing is required for certain members of Integrys Energy Group doing business in that state.  The tax allocation arrangement equitably allocates the state taxes associated with these combined or consolidated filings.

For more information regarding Integrys Energy Group's accounting for income taxes, see Note 14, "Income Taxes."

(q)           Guarantees--Integrys Energy Group applies Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  For additional information on guarantees, see Note 16, "Guarantees."

(r)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the periods during which employees render service.  The transition obligation related to other postretirement plans that existed at Integrys Energy Group prior to the PEC merger is being recognized over a 20-year period beginning in 1993.  In computing the expected return on plan assets, Integrys Energy Group uses a market related value of plan assets.  Changes in fair value are recognized over the subsequent five years for plans previously sponsored by WPS, while differences between actual investment returns and the expected return on plan assets are recognized over a five-year period for plans previously sponsored by PEC.  The benefit costs associated with employee benefit plans are allocated among Integrys Energy Group's subsidiaries based on employees' time reporting and actuarial calculations, as applicable.  Integrys Energy Group's regulators allow recovery in rates for the regulated utilities' net periodic benefit cost calculated under GAAP.

Integrys Energy Group adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)," at December 31, 2006.  SFAS No. 158 requires employers to recognize a defined benefit postretirement plan's funded status in the balance sheet, and recognize changes in the plan's funded status in other comprehensive income in the year in which the changes occur.  Integrys Energy Group's regulated utilities record changes in the funded status to regulatory asset or liability accounts, pursuant to SFAS No. 71.

Integrys Energy Group uses a December 31 measurement date for all of its pension and other postretirement benefit plans.

For additional information on Integrys Energy Group's employee benefits, see Note 17, "Employee Benefit Plans."

(s)           Stock-Based Employee Compensation--Integrys Energy Group has stock-based employee compensation plans, which are described more fully in Note 20, "Stock-Based Compensation."  Effective January 1, 2006, Integrys Energy Group adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method.  Under this transition method, prior periods' results were not restated.  Stock-based compensation cost for 2006 included compensation cost for all stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated future forfeitures.  The fair values of stock-based compensation awards granted after January 1, 2006 were estimated in accordance with the provisions of SFAS No. 123(R).  The cumulative effect of a change in accounting principle recorded upon adoption of SFAS No. 123(R) was not significant.

(t)           Fair Value -- Effective January 1, 2008, Integrys Energy Group adopted SFAS No. 157, "Fair Value Measurements."  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of December 31, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157."  These disclosures can be found in Note 21, "Fair Value."

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

SFAS No. 157 nullified a portion of Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."  Under Issue No. 02-3, inception gains or losses were deferred unless the fair value of the derivative was substantially based on quoted prices or other current market transactions.  However, SFAS No. 157 provides a framework to consider, in evaluating a transaction, whether a transaction represents fair value at initial recognition.  Integrys Energy Services recognized a pre-tax cumulative effect increase to retained earnings of $4.5 million on January 1, 2008, related to the nullification of the aforementioned portion of Issue No. 02-3.

In conjunction with the implementation of SFAS No. 157, Integrys Energy Services determined that the unit of account for its derivative instruments is the individual contract level; accordingly, these contracts are now presented on the Consolidated Balance Sheets as assets or liabilities based on the nature of the individual contract.

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

(u)         New Accounting Pronouncements--In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."  SFAS No. 141(R) provides greater consistency in the accounting for and financial reporting of business combinations.  Among other changes, the standard will require the following:  (1) all assets acquired and liabilities assumed must be recognized at the transaction date, including those related to contractual contingencies, (2) transaction costs and restructuring costs that the acquirer expects, but is not obligated, to incur are to be expensed, (3) changes to deferred tax benefits as a result of the business combination must be recognized immediately in income from continuing operations or equity, depending on the circumstances, and (4) in a bargain purchase, a gain is to be recorded instead of writing down fixed assets.  Certain new disclosure requirements will enable the evaluation of the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for business combinations consummated after January 1, 2009.  Also effective January 1, 2009, any adjustments to uncertain tax positions from business combinations consummated prior to January 1, 2009, will no longer be recorded as an adjustment to goodwill, but will be reported in income.

SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," was issued in December 2007.  This standard changes the accounting and reporting related to noncontrolling interests and requires, among other things, that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  This standard is effective for Integrys Energy Group for the period ending March 31, 2009. Integrys Energy Group expects this standard to change the presentation of the preferred stock dividends of its subsidiary on its Consolidated Statements of Income.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for Integrys Energy Group for the reporting period ending March 31, 2009, and will result in expanded disclosures for derivative instruments.

FASB Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," was issued in June 2008.  This FSP clarifies that unvested stock-based compensation awards with rights to dividends or dividend equivalents that cannot be forfeited are to be included in the basic earnings per share calculation using the two-class method defined in SFAS No. 128, "Earnings per Share."  This FSP is effective for Integrys Energy Group for the quarter ending March 31, 2009.  The guidance must be applied retrospectively.  We do not expect this FSP to have a significant impact on basic earnings per share.

Emerging Issues Task Force (EITF) Issue No. 08-6, "Equity Method Investment Accounting Considerations," was ratified in November 2008.  Issue No. 08-6 is intended to clarify the application of the equity method of accounting following adoption of SFAS No. 141(R).  According to the guidance, the initial carrying value of an equity method investment should include transaction costs; an other-than-temporary impairment test should be performed on the overall investment, rather than on the underlying indefinite-lived intangible assets; the equity method investee's issuance of shares should be accounted for as the sale of a proportionate share of the investment; and no gain or loss should be recognized when changing the method of accounting for an investment from the equity method to the cost method.  This EITF Issue is effective for Integrys Energy Group for the quarter ending March 31, 2009.  Integrys Energy Group does not expect EITF Issue No. 08-6 to have a significant impact on its financial statements.

FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," was issued in December 2008.  This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and requires additional disclosures about plan assets.  These disclosures include: a description of investment policies and strategies, disclosures of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This FSP is effective for Integrys Energy Group for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

NOTE 2--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of December 31, 2008, and 2007:

	Assets		Liabilities
(Millions)	2008	2007	2008	2007
Utility Segments
Commodity contracts	$21.4	$8.2	$166.4	$30.4
Financial transmission rights	7.2	13.4	4.2	4.4
Cash flow hedges – commodity contracts	-	-	1.5	0.3
Nonregulated Segments
Commodity and foreign currency contracts	2,836.2	1,241.4	2,681.6	1,125.7
Fair value hedges
Commodity contracts	14.2	7.4	-	2.0
Interest rate swaps	3.2	-	-	0.3
Cash flow hedges
Commodity contracts	85.4	29.6	94.2	18.3
Interest rate swaps	-	-	5.1	4.1
Foreign currency	14.8	-	-	-
Total	$2,982.4	$1,300.0	$2,953.0	$1,185.5
Balance Sheet Presentation
Current	$2,223.7	$840.7	$2,190.3	$813.5
Long-term	758.7	459.3	762.7	372.0
Total	$2,982.4	$1,300.0	$2,953.0	$1,185.5

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

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges under GAAP are primarily commodity contracts used to manage price risk associated with natural gas and electric energy purchase and sale activities and foreign currency contracts used to manage foreign currency exposure.  Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

In the second quarter of 2006, Integrys Energy Services began entering into a limited number of derivative energy contracts with terms that extended as long as 12 years.  Observable market data was not available for the longer-dated portion, generally periods greater than five years (the unobservable periods), of these contracts at the time and, therefore, Integrys Energy Services had valued the unobservable periods of these contracts at zero.  In the third quarter of 2007, Integrys Energy Services determined that this approach was inappropriate under GAAP and began to use internally developed pricing data to estimate the fair value of such unobservable periods.  The cumulative effect related to prior periods was an increase in income from continuing operations and income available for common shareholders of $4.6 million, net of taxes.  Management determined that this amount was not material to prior periods.  The determination of fair value for these derivative contracts is subjective and requires significant management judgment.

Integrys Energy Services also enters into commodity derivative contracts that are designated as either fair value or cash flow hedges.  Integrys Energy Services uses fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  Fair value hedge ineffectiveness was not significant in 2008 and 2007, and was a pre-tax gain of $3.7 million in 2006.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax gain of $5.5 million during 2008, and was not significant during 2007 and 2006.

Commodity contracts that are designated as cash flow hedges extend through April 2014, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  Cash flow hedge ineffectiveness related to commodity contracts was not significant during 2008, was a pre-tax loss of $4.4 million in 2007, and was a pre-tax gain of $8.6 million in 2006.  When testing for effectiveness, no portion of the derivative instruments was excluded.  Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related contracts are settled, or if it is probable that the hedged transaction will not occur.  The amount reclassified from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was a pre-tax loss of $2.7 million during 2008, was not significant during 2007, and was a pre-tax gain of $2.1 million in 2006.  In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax loss of $72.8 million will be recognized in earnings as the hedged transactions occur.  We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

In November 2008, Integrys Energy Group designated as cash flow hedges two forward foreign currency exchange contracts entered into to hedge the variability in the foreign currency exposure of a fixed rate Japanese yen denominated term loan that matures on March 30, 2009.  Cash flow hedge ineffectiveness recorded in nonregulated revenue related to this transaction was not significant during 2008.

Integrys Energy Group's Cash Collateral Positions

(Millions)	December 31, 2008	December 31, 2007
Cash collateral provided to others	$256.4	$23.5
Cash collateral received from others	18.9	49.1

NOTE 3--DISCONTINUED OPERATIONS

Stoneman

In the third quarter of 2008, Integrys Energy Services sold its subsidiary Mid-American Power, LLC, which owned the Stoneman generation facility, located in Wisconsin.  The historical revenue, expenses, and effects of disposing of this facility were not significant.  In the fourth quarter of 2008, Integrys Energy Services recognized a $6.3 million pre-tax gain ($3.8 million after-tax) on the sale of this facility when a previous contingent payment was earned and paid by the buyer.  This contingent payment resulted from legislation that was passed in the fourth quarter of 2008, which extended the production tax credits available for certain biomass facilities.  The $3.8 million after-tax gain was reported in discontinued operations.

PEP

In September 2007, Integrys Energy Group completed the sale of PEP, an oil and natural gas production subsidiary acquired in the PEC merger, for $869.2 million, net of certain post-closing adjustments.  These post-closing adjustments were funded through other current liabilities at December 31, 2007 and, therefore, are included in Note 1(d), "Summary of Significant Accounting Policies – Cash and Cash Equivalents," as a non-cash transaction for 2007.  Including the impact of the post-closing adjustments, the pre-tax gain recorded for 2007 was $12.6 million ($7.6 million after-tax), and was included as a component of discontinued operations.  In 2008, a $0.8 million impact of tax adjustments related to the 2007 PEP sale was recorded as income from discontinued operations.

Components of discontinued operations recorded in the Consolidated Statements of Income related to PEP were:

(Millions)	February 22, 2007 through December 31, 2007

Nonregulated revenue	$114.2

Operating and maintenance expense	28.5
Gain on PEP sale	(12.6)
Taxes other than income taxes	5.1
Other expense	0.1

Income before taxes	93.1
Provision for income taxes	34.6
Discontinued operations, net of tax	$58.5

It is Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  PEP had no external debt obligations during the period shown above.

Niagara

In January 2007, Integrys Energy Services completed the sale of Niagara for approximately $31 million.  This facility was a merchant generation facility and sold power on a wholesale basis.  The gain recorded in 2007 was $24.6 million pre-tax ($14.7 million after-tax) and was included as a component of discontinued operations.

During 2008, Integrys Energy Services recorded $0.1 million of income from discontinued operations related to amortization of an environmental indemnification guarantee included as part of the sale agreement.

Components of discontinued operations recorded in the Consolidated Statements of Income related to Niagara for the years ended December 31 were as follows:

(Millions)	2007	2006

Nonregulated revenue	$1.5	$19.3

Nonregulated cost of fuel, natural gas, and purchased power	1.0	12.9
Operating and maintenance expense	0.5	5.3
Gain on Niagara sale	(24.6)	-
Depreciation and amortization expense	-	0.4
Taxes other than income taxes	-	0.3
Other income	-	0.2

Income before taxes	24.6	0.6
Provision for income taxes	9.8	0.2
Discontinued operations, net of tax	$14.8	$0.4

No interest expense was allocated to discontinued operations as Niagara had no external debt obligations during the periods shown above.

Sunbury

In July 2006, Integrys Energy Services completed the sale of Sunbury.  Sunbury's primary asset was the Sunbury generation plant located in Pennsylvania.  This facility sold power on a wholesale basis when market conditions were economically favorable.  The gain recorded in 2006 was $20.2 million pre-tax ($12.5 million after-tax), and was included as a component of discontinued operations.

Components of discontinued operations recorded in the Consolidated Statements of Income for the year ended December 31, 2006, related to Sunbury were as follows:

(Millions)	2006

Nonregulated revenue	$69.2

Nonregulated cost of fuel, natural gas, and purchased power	61.6
Operating and maintenance expense	17.9
Gain on Sunbury sale	(20.2)
Depreciation and amortization expense	0.3
Taxes other than income taxes	0.3

Income before taxes	9.3
Provision for income taxes	2.4
Discontinued operations, net of tax	$6.9

NOTE 4--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment in service at December 31 consisted of the following utility, nonutility, and nonregulated assets:

(Millions)	2008	2007
Electric utility *	$2,777.5	$2,230.0
Natural gas utility	4,203.2	4,058.1
Total utility plant	6,980.7	6,288.1
Less: Accumulated depreciation	2,607.8	2,533.1
Net	4,372.9	3,755.0
Construction work in progress *	159.6	543.5
Net utility plant	4,532.5	4,298.5

Nonutility plant – utility segments	90.5	27.9
Less: Accumulated depreciation	52.2	8.8
Net	38.3	19.1
Construction work in progress	15.5	1.4
Net nonutility plant – utility segments	53.8	20.5

Electric nonregulated	195.2	168.0
Natural gas nonregulated	3.4	12.6
Other nonregulated	7.4	19.4
Total nonregulated property, plant, and equipment	206.0	200.0
Less: Accumulated depreciation	50.0	60.3
Net	156.0	139.7
Construction work in progress	31.0	5.1
Net nonregulated property, plant, and equipment	187.0	144.8

Total property, plant, and equipment	$4,773.3	$4,463.8

* Includes the impact of the Weston 4 power plant becoming commercially operational in June 2008.

NOTE 5--ACQUISITIONS AND DISPOSITIONS

Merger with PEC

The PEC merger was completed on February 21, 2007.  The merger was accounted for under the purchase method of accounting, with Integrys Energy Group as the acquirer.  In the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The total purchase price was approximately $1.6 billion.  The results of operations attributable to PEC are included in the Consolidated Financial Statements for the year ended December 31, 2008, and for the period from February 22, 2007, through December 31, 2007.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed.  The excess of the purchase price over the estimated fair values of the tangible net assets acquired was allocated to identifiable intangible assets, with the remainder allocated to goodwill.

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan was implemented, which included a process to eliminate duplicative positions within Integrys Energy Group.  Costs associated with the merger-related involuntary termination of employees at PEC (the acquired company) were recognized as a liability assumed in the merger and included in the purchase price allocation in accordance with Emerging Issues Task Force Issue No. 95-3 "Recognition of Liabilities in

Connection with a Purchase Business Combination."  The following table summarizes the activity related to these specific costs for the years ended December 31:

(Millions)	2008	2007
Accrued employee severance costs at beginning of period	$1.3	$-
Adjustments to purchase price	-	1.7
Other adjustments	(0.1)	-
Cash payments	(1.2)	(0.4)
Accrued employee severance costs at end of period	$-	$1.3

Costs related to the involuntary termination of the acquirer's employees were expensed following the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  Costs associated with the relocation or voluntary terminations of both Integrys Energy Group and PEC employees were expensed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."  The following table summarizes the activity related to these specific costs for the years ended December 31:

(Millions)	2008	2007
Accrued employee severance costs at beginning of period	$4.8	$-
Severance expense recorded	2.5	7.2
Cash payments	(5.9)	(2.4)
Accrued employee severance costs at end of period	$1.4	$4.8

Purchase of Aquila, Inc.'s Michigan and Minnesota Natural Gas Distribution Operations

On April 1, 2006, Integrys Energy Group, through its wholly owned subsidiary MGU, completed the acquisition of natural gas distribution operations in Michigan from Aquila.  On July 1, 2006, Integrys Energy Group, through its wholly owned subsidiary MERC, completed the acquisition of natural gas distribution operations in Minnesota from Aquila.  Integrys Energy Group paid total consideration of $341.7 million for the Michigan natural gas distribution operations, and $315.7 million for the Minnesota natural gas distribution operations.  Both amounts include closing adjustments related primarily to purchased working capital.  Both transactions were accounted for under the purchase method of accounting.

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

	Pro Forma for the Year Ended December 31
(Millions, except per share amounts)	2007	2006
Total revenues	$10,997.7	$9,686.1
Income from continuing operations	$211.2	$144.8
Income available for common shareholders	$283.4	$178.4
Basic earnings per share – continuing operations	$2.73	$1.91
Basic earnings per share	$3.72	$2.40
Diluted earnings per share – continuing operations	$2.73	$1.91
Diluted earnings per share	$3.72	$2.40

The following dispositions occurred in 2006 but are reported as continuing operations.

Sale of WPS ESI Gas Storage, LLC

In April 2006, Integrys Energy Services sold WPS ESI Gas Storage, LLC, which owned a natural gas storage field located in the Kimball Township, St. Clair County, Michigan for $19.9 million.  The transaction resulted in the recognition of a pre-tax gain of $9.0 million.

Sale of Guardian Pipeline

In April 2006, WPS Investments, LLC, a consolidated subsidiary of Integrys Energy Group, completed the sale of its one-third interest in Guardian Pipeline, LLC for $38.5 million.  The transaction resulted in the recognition of a pre-tax gain of $6.2 million in the second quarter of 2006.

NOTE 6--JOINTLY OWNED UTILITY FACILITIES

WPS holds a joint ownership interest in certain electric generating facilities.  WPS is entitled to receive generating capability and output of each facility equal to its respective ownership interest.  WPS also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses unless specific agreements have been executed to limit its maximum exposure to additional costs.  WPS's share of significant jointly owned electric generating facilities as of December 31, 2008, was as follows:

(Millions, except for percentages and megawatts)	Weston 4	West Marinette Unit No. 33	Columbia Energy Center Units 1 and 2	Edgewater Unit No. 4
Ownership	70.0%	68.0%	31.8%	31.8%
WPS's share of rated capacity (megawatts)	374.8	51.7	355.6	101.9
Utility plant in service	$611.9	$18.3	$159.5	$33.8
Accumulated depreciation	$40.4	$9.3	$99.5	$22.4
In-service date	2008	1993	1975 and 1978	1969

WPS's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPS has supplied its own financing for all jointly owned projects.

NOTE 7--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in our Consolidated Balance Sheets as of December 31:

(Millions)	2008	2007

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$681.1	$758.8
Pension and other postretirement benefit related items	634.7	221.9
Derivatives	162.0	34.4
De Pere Energy Center	35.8	38.2
Asset retirement obligations	30.5	17.0
Nuclear costs	24.1	34.7
Income tax related items	23.2	23.3
Energy recoveries	23.1	27.7
Weston 3 lightning strike	22.3	22.7
Unamortized loss on debt	13.2	13.8
Costs to achieve merger synergies	12.1	14.5
Rate case costs	5.7	-
Conservation Improvement Program costs	4.8	3.8
MISO costs	-	19.1
Other	16.2	14.1
Total	$1,688.8	$1,244.0
Balance Sheet Presentation
Current	$244.0	$141.7
Long-term	1,444.8	1,102.3
Total	$1,688.8	$1,244.0

Regulatory liabilities
Cost of removal reserve	$231.6	$217.4
Energy refunds	34.1	55.7
Pension and other postretirement benefit related items	26.1	59.1
ATC and MISO refunds	9.6	5.3
Decoupling	9.4	-
Income tax related items	8.2	10.8
Derivatives	4.9	13.9
Enhanced Efficiency Program	4.8	-
Other	5.6	8.1
Total	$334.3	$370.3
Balance Sheet Presentation
Current	$58.8	$77.9
Long-term	275.5	292.4
Total	$334.3	$370.3

Our utility subsidiaries expect to recover their regulatory assets and incur future costs or refund their regulatory liabilities through rates charged to customers based on specific ratemaking decisions or precedent for each item over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, we believe it is probable that our utility subsidiaries will continue to recover from customers the regulatory assets described above.

The regulatory assets listed in the table above related to WPS's environmental remediation costs, the Weston 3 lightning strike, rate case costs, and debt and PGL and NSG, are not earning a rate of return.

The regulatory asset for WPS's environmental remediation costs was $74.1 million at December 31, 2008, and includes both liabilities and costs incurred to remediate the former manufactured gas plant sites that have not yet been recovered through rates.  At December 31, 2008, environmental remediation costs that have been incurred but not yet recovered in rates were not significant.  WPS is authorized recovery of the regulatory asset related to the Weston 3 lightning strike over a six-year period.  The regulatory assets related to debt at PGL and NSG are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  The regulatory assets related to rate case costs are authorized recovery over a five-year period.  WPS’s regulatory assets are expected to be recovered from customers in future rates; however, the carrying costs of these assets are borne by Integrys Energy Group's shareholders.

See Note 1(g), "Summary of Significant Accounting Policies – Risk Management Activities," Note 13, "Asset Retirement Obligations," Note 14, "Income Taxes," Note 15, "Commitments and Contingencies," Note 17, "Employee Benefit Plans," and Note 23, "Regulatory Environment," for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 8--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2008, and 2007 were as follows:

(Millions)	2008	2007
ATC	$346.9	$296.6
WRPC	8.5	9.8
Other	3.1	1.3
Investments in affiliates, at equity method	$358.5	$307.7

Investments in affiliates accounted for under the equity method are included in other assets on the Consolidated Balance Sheets, and the equity income (loss) is recorded in miscellaneous income on the Consolidated Statements of Income.  Integrys Energy Group is taxed on ATC's equity income, rather than ATC, due to the tax flow-through nature of ATC's business structure.  Accordingly, Integrys Energy Group's provision for income taxes includes taxes on ATC's equity income.  Included in other investments in the above table is Integrys Energy Services' ownership in ECO Coal Pelletization #12, LLC.  See below for further explanation of this investment.

ATC

Integrys Energy Group had an approximate 34% ownership interest in ATC at December 31, 2008.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The regulated electric utilities provide construction and other services to, and receive network transmission services from, ATC.  The related party transactions recorded by the regulated electric utilities, capital contributions to ATC, and dividends received from ATC in the years ended December 31 were as follows:

(Millions)	2008	2007	2006
Total charges to ATC for services and construction	$12.8	$98.6	$126.5
Total costs for network transmission service provided by ATC	87.8	78.1	63.3
Net amounts received from (advanced to) ATC for transmission interconnection	82.3	(23.9)	(11.6)
Capital contributions to ATC	34.6	50.9	36.5
Dividends received from ATC	50.4	36.7	29.7

There were no advances to ATC for transmission interconnections recorded at December 31, 2008.  The amount related to these advances classified within accounts receivable and accrued unbilled revenues was $82.3 million at December 31, 2007.

Of Integrys Energy Group's equity in net income disclosed below, $66.1 million, $50.5 million, and $39.0 million is the pre-tax income related to its investment in ATC in 2008, 2007, and 2006, respectively.

WRPC

WPS owns 50% of the voting stock of WRPC, which operates two hydroelectric plants and an oil-fired combustion turbine.  Two-thirds of the energy output of the hydroelectric plants is sold to WPS, and the remaining one-third is sold to Wisconsin Power and Light.  The electric power from the combustion turbine is sold in equal parts to WPS and Wisconsin Power and Light.

WPS has sales to and purchases from WRPC and receives net proceeds from sales of energy into the MISO market from WRPC.  The related party transactions recorded and net proceeds and dividends received in the years ended December 31 were as follows:

(Millions)	2008	2007	2006
Revenues from services provided to WRPC	$0.8	$1.0	$1.5
Purchases of energy from WRPC	4.7	4.7	4.1
Net proceeds from WRPC sales of energy to MISO	5.8	6.0	4.2
Dividends received from WRPC	3.5	0.9	4.2

Of Integrys Energy Group's equity in net income disclosed below, $2.2 million, $1.8 million, and $3.2 million is the pre-tax income related to WPS's investment in WRPC in 2008, 2007, and 2006, respectively.

ECO Coal Pelletization #12

At December 31, 2008, Integrys Energy Services held a 70% ownership interest in ECO Coal Pelletization #12, LLC, which held an equity method investment in an entity that produced synthetic fuel for tax credits under Section 29/45K of the Internal Revenue Code.  Integrys Energy Services' investment in this facility was not significant at December 31, 2008, 2007, or 2006.  By law, Section 29/45K federal tax credits for synthetic fuel produced from coal expired on December 31, 2007; therefore, this facility ceased operation effective January 1, 2008.  Consequently, the losses and royalty income received from this investment were not significant during 2008.  The losses and royalty income received from the equity method investment Integrys Energy Services held through its ownership interest in ECO Coal Pelletization #12, LLC during 2007 and 2006, were as follows:

(Millions)	2007	2006
Losses generated from operations of ECO Coal Pelletization #12	$(18.2)	$(23.9)
Integrys Energy Services' partners' share of the losses (recorded as minority interest)	0.1	3.8
Royalty income recognized	1.7	-

In 2007 and 2006, the operation of this facility generated positive earnings when including the tax credits generated and the impact of gains on oil options utilized to mitigate the risk that rising oil prices had on the value of the tax credits.

Guardian Pipeline

In April 2006, Integrys Energy Group completed the sale of its one-third interest in Guardian Pipeline.  At the time of sale, Guardian Pipeline, LLC owned a natural gas pipeline, which began operating in 2002, that stretched about 140 miles from near Joliet, Illinois, into southern Wisconsin.  It could transport up to

750 million cubic feet of natural gas daily.  See Note 5, "Acquisitions and Dispositions," for more information related to the sale.

Integrys Energy Services recorded related party transactions for purchases from Guardian Pipeline.  These purchases amounted to $0.9 million in 2006 through the date of sale.

Financial Data

Combined financial data of Integrys Energy Group's significant equity method investments, ATC and WRPC, are included in the table below.  The financial data of Guardian Pipeline is not included, as Integrys Energy Group sold this investment in April 2006 and the financial information from January 1, 2006 through the date of sale was not significant.

(Millions)	2008	2007	2006
Income statement data
Revenues	$474.0	$415.6	$347.5
Operating expenses	214.6	203.9	184.3
Other expense	67.1	54.2	34.9
Net income	$192.3	$157.5	$128.3

Integrys Energy Group's equity in net income	$68.3	$52.3	$42.2

Balance sheet data
Current assets	$52.5	$52.3	$36.2
Noncurrent assets	2,494.8	2,207.8	1,872.4
Total assets	$2,547.3	$2,260.1	$1,908.6

Current liabilities	$252.4	$317.7	$306.4
Long-term debt	1,109.4	899.1	648.9
Other noncurrent liabilities	119.3	111.1	128.2
Shareholders' equity	1,066.2	932.2	825.1
Total liabilities and shareholders' equity	$2,547.3	$2,260.1	$1,908.6

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had the following changes to the carrying amount of goodwill for the year ended December 31, 2008:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Goodwill recorded at December 31, 2007	$936.8	$11.5	$948.3
Adjustments to PEC purchase price allocation related to income taxes	(3.3)	(4.6)	(7.9)
Impairment loss *	(6.5)	-	(6.5)
Goodwill recorded at December 31, 2008	$927.0	$6.9	$933.9

*
A goodwill impairment loss in the amount of $6.5 million, after-tax, was recognized for NSG in the second quarter of 2008.  On at least an annual basis, Integrys Energy Group is required by GAAP to test goodwill for impairment at each of its reporting units.  Reporting units at Integrys Energy Group that have a goodwill balance and are subject to these impairment tests include PGL, NSG, MGU, MERC, WPS's natural gas utility, and Integrys Energy Services.  PGL, NSG, MGU, and MERC were recorded at their approximate fair market values at the date of acquisition.  Since the acquisitions of PGL, NSG, MGU, and MERC all occurred within the last few years, even a slight decline in fair value can result in a potential impairment loss.  In order to identify a potential impairment, the estimated fair value of a reporting unit is compared with its carrying amount, including goodwill.  A present value technique was utilized to estimate the fair value of NSG at April 1, 2008.  The goodwill impairment recognized for NSG was due to a decline in the estimated fair value of NSG, caused primarily by a decrease in forecasted results as compared to the forecast at the time of the acquisition. Worsening economic factors also contributed to the decline in fair value.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Consolidated Balance Sheets as listed below.

(Millions)	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(14.2)	$18.4	$32.6	$(9.3)	$23.3
Natural gas and electric contract assets (2), (3)	60.1	(54.6)	5.5	60.1	(34.1)	26.0
Natural gas and electric contract liabilities (2), (4)	(33.6)	20.2	(13.4)	(33.6)	13.1	(20.5)
Emission allowances (5)	2.3	(0.1)	2.2	2.4	(0.2)	2.2
Renewable energy credits (6)	3.4	(2.1)	1.3	0.4	(0.4)	-
Other	3.0	(1.0)	2.0	3.4	(0.8)	2.6
Total	$67.8	$(51.8)	$16.0	$65.3	$(31.7)	$33.6

Unamortized intangible assets
Trade name (7)	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$73.0	$(51.8)	$21.2	$70.5	$(31.7)	$38.8

(1) Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility home services business.  The remaining weighted-average amortization period at December 31, 2008, for customer-related intangible assets is approximately 7 years.

(2) Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, and as a result, were recorded as intangible assets.

(3) Includes both short-term and long-term intangible assets related to customer contracts in the amount of $3.1 million and $2.4 million, respectively, at December 31, 2008, and $20.5 million and $5.5 million, respectively, at December 31, 2007.  The weighted-average amortization period at December 31, 2008, for these intangible assets is 2.2 years.

(4) Includes both short-term and long-term intangible liabilities related to customer contracts in the amount of $6.0 million and $7.4 million, respectively, at December 31, 2008, and $7.1 million and $13.4 million, respectively at December 31, 2007.  The weighted-average amortization period at December 31, 2008, for these intangible liabilities is 2.0 years.

(5) Emission allowances do not have a contractual term or expiration date.

(6) Used at Integrys Energy Services to comply with state Renewable Portfolio Standards, as well as for trading purposes.

(7) Represents the fair value of the MGU trade name acquired from Aquila.

Intangible asset amortization expense, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization expense.  Amortization for the years ended December 31, 2008, 2007, and 2006, was $7.9 million, $8.5 million, and $2.1 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$4.3
For year ending December 31, 2010	3.7
For year ending December 31, 2011	3.1
For year ending December 31, 2012	2.1
For year ending December 31, 2013	1.3

Amortization of the natural gas and electric contract intangible assets was recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the years ended December 31, 2008, and 2007, resulted in an increase to nonregulated fuel, natural gas, and purchased power in the amount of $34.4 million and $21.0 million, respectively.

Amortization of these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$(2.9	) *
For year ending December 31, 2010	(2.7	) *
For year ending December 31, 2011	(2.0	) *
For year ending December 31, 2012	(0.3	) *
For year ending December 31, 2013	0.1

*
Amortization of these contracts is anticipated to decrease nonregulated cost of fuel, natural gas, and purchased power because the fair value of the portion of the contracts that relates to these periods was negative (or "out-of-the-money") at the date the respective businesses were acquired.

NOTE 10--LEASES

Integrys Energy Group leases various property, plant, and equipment.  Terms of the operating leases vary, but generally require Integrys Energy Group to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of Integrys Energy Group's leases contain one of the following options upon the end of the lease term: (a) purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $17.0 million, $13.6 million, and $7.0 million in 2008, 2007, and 2006, respectively.  Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31 (Millions)

2009	$11.1
2010	9.8
2011	8.7
2012	7.2
2013	6.0
Later years	4.6
Total payments	$47.4

NOTE 11--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.  Amounts shown are as of December 31:

(Millions, except percentages)	2008	2007	2006
Commercial paper outstanding	$552.9	$308.2	$562.8
Average discount rate on outstanding commercial paper	4.78%	5.51%	5.43%
Short-term notes payable outstanding	$181.1	$10.0	$10.0
Average interest rate on short-term notes payable	3.40%	5.20%	5.30%
Borrowings under revolving credit facilities	$475.0	$150.0	$150.0
Average interest rate on revolving credit facilities	2.41%	3.56%	5.58%

The commercial paper at December 31, 2008, had varying maturity dates ranging from January 2, 2009, through January 30, 2009.

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity as of December 31:

(Millions)	Maturity	2008	2007
Revolving credit facility (Integrys Energy Group) (1)	06/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group) (1)	06/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (1) (9)	05/03/09	250.0	-
Revolving credit facility (WPS) (2)	06/02/10	115.0	115.0
Revolving credit facility (PEC) (1) (4)	06/13/11	400.0	400.0
Revolving credit facility (PGL) (3)	07/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services) (4) (5)	04/08/09	175.0	150.0
Revolving short-term notes payable (WPS) (6)	05/13/09	10.0	10.0
Short-term notes payable (Integrys Energy Group) (8)	03/30/09	171.1	-
Uncommitted secured cross-exchange agreement (Integrys Energy Services) (7)		-	25.0
Total short-term credit capacity		2,371.1	1,950.0

Less:
Uncollateralized portion of gross margin credit agreement		-	10.8
Letters of credit issued inside credit facilities		414.6	138.9
Loans outstanding under credit agreements and notes payable		656.1	160.0
Commercial paper outstanding		552.9	308.2
Accrued interest or original discount on outstanding commercial paper		0.8	0.5
Available capacity under existing agreements		$746.7	$1,331.6

(1)	Provides support for Integrys Energy Group's commercial paper borrowing program.

(2)	Provides support for WPS's commercial paper borrowing program.

(3)	Provides support for PGL's commercial paper borrowing program.

(4)	Borrowings under these agreements are guaranteed by Integrys Energy Group.

(5)	This facility matured in April 2008, at which time the available borrowing capacity under the facility was increased to $175.0 million and the maturity date was extended to April 8, 2009.

(6)	This note is renewed every six months.

(7)
This facility matured in April 2008, at which time the facility was renewed and the maturity date was extended.  However, in October 2008, borrowings under this facility were paid in full as the facility was terminated. Borrowings under this facility are no longer available.

(8)
In November 2008, Integrys Energy Group entered into a short-term debt agreement extending through March 2009 to finance its working capital requirements and for general corporate purposes.  The agreement requires principal and interest payments to be made in yen.  Integrys Energy Services entered into two forward foreign currency exchange contracts to hedge the variability of the foreign currency exchange rate risk associated with the principal and fixed rate interest payments, and Integrys Energy Group expects the principal amount of repayment at maturity, combined with the settlement amount of the forward contracts, to be $156.7 million.  See Note 2, "Risk Management Activities" for more information.

(9)	In November 2008, Integrys Energy Group entered into a revolving credit agreement to finance its working capital requirements and for general corporate purposes which extends to May 2009.

At December 31, 2008, Integrys Energy Group and its subsidiaries were in compliance with all covenants relating to outstanding short-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.  Integrys Energy Group and certain subsidiaries' revolving credit agreements contain financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.  Termination of the agreements could permit lenders to require immediate repayment of the outstanding borrowings thereunder.

NOTE 12--LONG-TERM DEBT
			December 31
(Millions)			2008	2007
WPS First Mortgage Bonds (1)
Series	Year Due
7.125%	2023		$0.1	$0.1
WPS Senior Notes (1) (2)
Series	Year Due
6.125%	2011		150.0	150.0
4.875%	2012		150.0	150.0
4.80%	2013		125.0	125.0
3.95%	2013		22.0	22.0
6.375%	2015		125.0	-
5.65%	2017		125.0	125.0
6.08%	2028		50.0	50.0
5.55%	2036		125.0	125.0
UPPCO First Mortgage Bonds (3)
Series	Year Due
9.32%	2021		11.7	12.6
PEC Unsecured Senior Note (4)
Series	Year Due
A, 6.90%	2011		325.0	325.0
Fair value hedge adjustment			3.2	0.3
PGL Fixed First and Refunding Mortgage Bonds (5)
Series	Year Due
HH, 4.75%	2030	Adjustable after July 1, 2014	50.0	50.0
KK, 5.00%	2033		50.0	50.0
LL, 3.75%	2033	Adjustable after February 1, 2012	50.0	50.0
MM-2, 4.00%	2010		50.0	50.0
NN-2, 4.625%	2013		75.0	75.0
QQ, 4.875%	2038	Adjustable after November 1, 2018	75.0	75.0
RR, 4.30%	2035	Adjustable after June 1, 2016	50.0	50.0
SS, 7.00%	2013		45.0	-
TT, 8.00%	2018		5.0	-
PGL Adjustable First and Refunding Mortgage Bonds (6)
Series	Year Due
OO	2037		51.0	51.0
PP	2037		-	51.0
NSG First Mortgage Bonds (7)
Series	Year Due
M, 5.00%	2028		28.8	29.1
N-2, 4.625%	2013		40.0	40.0
O, 7.00%	2013		6.5	-
Integrys Energy Group Unsecured Senior Notes
Series	Year Due
5.375%	2012		100.0	100.0
7.00%	2009		150.0	150.0
Integrys Energy Group Unsecured Junior Subordinated Notes (8)
Series	Year Due
6.11%	2066		300.0	300.0
Unsecured term loan due 2010 – Integrys Energy Group			65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets (9)			6.6	10.5
Integrys Energy Services' loan			-	0.1
Other term loan (10)			27.0	27.0
Senior secured note (11)			-	1.7
Total			2,437.5	2,311.0
Unamortized discount and premium on bonds and debt			5.7	9.3
Total debt			2,443.2	2,320.3
Less current portion			(155.2)	(55.2)
Total long-term debt			$2,288.0	$2,265.1

(1)
WPS's First Mortgage Bonds and Senior Notes are subject to the terms and conditions of WPS's First Mortgage Indenture.  Under the terms of the Indenture, substantially all property owned by WPS is pledged as collateral for these outstanding debt securities.  All of these debt securities require semi-annual payments of interest.  WPS Senior Notes become non-collateralized if WPS retires all of its outstanding First Mortgage Bonds and no new mortgage indenture is put in place.

(2)
In December 2008, WPS issued $125.0 million of Series 6.375% Senior Notes due December 1, 2015.  The net proceeds from the issuance of the Senior Notes were used for funding construction costs and other capital additions, retiring short-term debt related to construction, and general corporate utility purposes.

In November 2007, WPS issued $125.0 million of Series 5.65% Senior Notes due November 1, 2017.  The net proceeds from the issuance of the Senior Notes were used for funding construction costs and other capital additions and general corporate utility purposes.

(3)
Under the terms of UPPCO's First Mortgage Indenture, substantially all property owned by UPPCO is pledged as collateral for this outstanding debt series.  Interest payments are due semi-annually with a sinking fund payment of $900,000 due each November 1.  The final sinking fund payment due November 1, 2021, will completely retire the series.

(4)
On March 6, 2007, Integrys Energy Group announced that it had entered into a First Supplemental Indenture with PEC and The Bank of New York Trust Company, N.A.  The terms of the supplemental indenture provide that Integrys Energy Group will fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.9% notes due January 15, 2011.  See Note 16, "Guarantees," for more information related to this guaranty.

(5)
In November 2008, PGL issued $45 million of Series SS, 7.0%, 5-year First and Refunding Mortgage Bonds due November 1, 2013 and $5 million of Series TT, 8.0%, 10-year First and Refunding Mortgage Bonds due November 1, 2018.  The net proceeds from the issuance of these bonds were used to reduce short-term debt and for other general corporate utility purposes.  The first and refunding mortgage bonds were sold in a private placement and are not registered under the Securities Act of 1933.

On February 1, 2008, the interest rate on the $50.0 million 3.05% Series LL First Mortgage Bonds at PGL, which support the Illinois Development Finance Authority Adjustable-Rate Gas Supply Refunding Revenue Bonds, Series 2003B, was established at a term rate of 3.75% through January 31, 2012, adjustable after February 1, 2012.  These bonds were subject to a mandatory tender for purchase and were remarketed on February 1, 2008.  As a result, these bonds were presented in the current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2007.  These bonds were included as long-term debt in the December 31, 2008 Consolidated Balance Sheet.

PGL's First Mortgage Bonds are subject to the terms and conditions of PGL's First Mortgage Indenture dated January 2, 1926, as supplemented.  Under the terms of the Indenture, substantially all property owned by PGL is pledged as collateral for these outstanding debt securities.

(6)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for 2008 was 5.391% for these bonds.

On April 17, 2008, PGL completed the purchase of $51.0 million of Illinois Development Finance Authority Series 2003D Bonds, due October 1, 2037, and backed by PGL Series PP bonds.  Upon repurchase, the auction rate mode was converted from a 35-day mode to a weekly variable rate mode.  This transaction was treated as a repurchase of the Series PP bonds by PGL.  As a result, the liability related to the Series PP bonds was extinguished.  PGL intends to hold the bonds while it continues to monitor the tax-exempt market and assess potential remarketing or refinancing opportunities.

PGL's First Mortgage Bonds are subject to the terms and conditions of PGL's First Mortgage Indenture dated January 2, 1926, as supplemented.  Under the terms of the Indenture, substantially all property owned by PGL is pledged as collateral for these outstanding debt securities.

PGL has utilized certain First Mortgage Bonds to secure tax exempt interest rates.  The Illinois Finance Authority and the City of Chicago have issued Tax Exempt Bonds, and the proceeds from the sale of these bonds were loaned to PGL.  In return, PGL issued equal principal amounts of certain collateralized First Mortgage Bonds.

(7)
In November 2008, NSG issued $6.5 million of Series O, 7.0%, 5-year First Mortgage Bonds due November 1, 2013.  The net proceeds from the issuance of the First Mortgage Bonds was used for general corporate utility purposes.  The First Mortgage Bonds were sold in a private placement and are not registered under the Securities Act of 1933.

NSG's First Mortgage Bonds are subject to the terms and conditions of NSG's First Mortgage Indenture dated April 1, 1955, as supplemented.  Under the terms of the Indenture, substantially all property owned by NSG is pledged as collateral for these outstanding debt securities.

NSG has utilized First Mortgage Bonds to secure tax exempt interest rates.  The Illinois Finance Authority has issued Tax Exempt Bonds, and the proceeds from the sale of these bonds were loaned to NSG.  In return, NSG issued equal principal amounts of certain collateralized First Mortgage Bonds.

(8)
On December 1, 2006, Integrys Energy Group issued $300.0 million of Junior Subordinated Notes.  Due to certain features of these notes, rating agencies consider them to be hybrid instruments with a combination of debt and equity characteristics.  These notes have a 60-year term and rank junior to all current and future indebtedness of Integrys Energy Group, with the exception of trade accounts payable and other accrued liabilities arising in the ordinary course of business.  Interest is payable semi-annually at the stated rate of 6.11% for the first ten years, but the rate has been fixed at 6.22% for this period through the use of forward-starting interest rate swaps.  The interest rate will float for the remainder of the term.  The notes can be prepaid without penalty after the first ten years.  Integrys Energy Group has agreed, however, in a replacement capital covenant with the holders of Integrys Energy Group's 5.375% Unsecured Senior Notes due December 1, 2012, that it will not redeem or repurchase the Junior Subordinated Notes on or prior to December 1, 2036 unless such repurchases or redemptions are made from the proceeds of the sale of specific securities considered by rating agencies to have equity characteristics equal to or greater than those of the Junior Subordinated Notes.

(9)
Borrowings by Integrys Energy Services under term loans and collateralized by nonregulated assets totaled $6.6 million at December 31, 2008.  The assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of Integrys Energy Services, collateralize $1.9 million and $4.7 million, respectively, of the total outstanding amount.  Both loans have semi-annual installment payments, interest rates of 8.75%, maturity dates in May 2010, and are guaranteed by Integrys Energy Group starting January 2009.

(10)
In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the Bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly interest only payments and has a floating interest rate that is reset weekly.  At December 31, 2008, the interest rate was 1.38%.  The loan is to be repaid by April 2021.  Integrys Energy Group agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the loan and the related obligations and indemnities.

(11)
On June 26, 2008, Upper Peninsula Building Development Corporation, a subsidiary of Integrys Energy Group, repaid the outstanding principal balance on its 9.25% Senior Secured Note.  The note was secured by a First Mortgage lien on a building sold in July 2008 that was previously owned and leased to UPPCO for use as their corporate headquarters.

At December 31, 2008, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants relating to outstanding long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.  Integrys Energy Group and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

A schedule of all principal debt payment amounts, including bond maturities and early retirements, for Integrys Energy Group is as follows:

Year ending December 31 (Millions)
2009	$155.2
2010	118.8
2011	479.1
2012	250.9
2013	314.4
Later years	1,119.1
Total payments	$2,437.5

NOTE 13--ASSET RETIREMENT OBLIGATIONS

The utility segments have asset retirement obligations primarily related to removal of natural gas distribution pipe (including asbestos and PCBs); asbestos abatement at certain facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities.  In accordance with SFAS No. 71, the utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FASB Interpretation No. 47, and the ratemaking practices for retirement costs authorized by the applicable regulators.  Asset retirement obligations at Integrys Energy Services relate to asbestos abatement at certain generation facilities.

As discussed in Note 3, "Discontinued Operations," Integrys Energy Services completed the sale of Sunbury in July 2006, which included the transfer of asset retirement obligations related to Sunbury.

Changes to Asset Retirement Obligation Liabilities

The following table shows changes to Integrys Energy Group's asset retirement obligations through December 31, 2008.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2005	$8.6	$6.3	$14.9
Accretion	0.5	0.2	0.7
Asset retirement obligations from acquisition of naturalgas operations in Michigan and Minnesota	0.3	-	0.3
Asset retirement obligations transferred in sales	-	(5.8)	(5.8)
Asset retirement obligations at December 31, 2006	9.4	0.7	10.1
Accretion	6.8	-	6.8
Asset retirement obligations from merger with PEC	124.9	-	124.9
Asset retirement obligations transferred in sales	(0.2)	-	(0.2)
Settlements	(1.4)	-	(1.4)
Asset retirement obligations at December 31, 2007	139.5	0.7	140.2
Accretion	7.8	-	7.8
Additions and revisions to estimated cash flows	31.7	-	31.7
Asset retirement obligations transferred in sales	(0.1)	(0.5)	(0.6)
Asset retirement obligations at December 31, 2008	$178.9	$0.2	$179.1

NOTE 14--INCOME TAXES

Deferred Tax Assets and Liabilities

Certain temporary book to tax differences, for which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of our deferred tax assets and liabilities recognized in the Consolidated Balance Sheets as of December 31 are as follows:

(Millions)	2008	2007
Deferred tax assets:
Tax credit carryforwards	$96.0	$112.0
Employee benefits	88.9	60.8
State capital and operating loss carryforwards	15.9	14.5
Other	52.2	41.9
Total deferred tax assets	253.0	229.2

Valuation allowance	(2.3)	(2.3)
Net deferred tax assets	$250.7	$226.9

Deferred tax liabilities:
Plant related	$642.1	$568.8
Regulatory deferrals	70.3	73.2
Price risk management	45.6	93.2
Total deferred tax liabilities	$758.0	$735.2

Consolidated balance sheet presentation:
Current deferred tax liabilities	$71.6	$13.9
Long-term deferred tax liabilities	435.7	494.4
Net deferred tax liabilities	$507.3	$508.3

Deferred tax credit carryforwards at December 31, 2008, include $85.2 million of alternative minimum tax credits related to tax credits available under former Section 29/45K of the Internal Revenue Code.  These alternative minimum tax credits can be carried forward indefinitely.  Carryforward periods for state capital and operating losses vary.  In the majority of states in which Integrys Energy Group operates the period is 15 years or more, with the majority beginning to expire in 2013.  Valuation allowances have been established for certain state operating and capital loss carryforwards due to the uncertainty of the ability to realize the benefit of these losses in the future.

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31.  The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

(Millions, except for percentages)	2008		2007		2006
	Rate	Amount	Rate	Amount	Rate	Amount
Statutory federal income tax	35.0%	$61.6	35.0%	$93.4	35.0%	$68.8
State income taxes, net	6.8	12.0	4.3	11.5	6.5	12.8
Unrecognized tax benefits	0.1	0.2	0.4	1.0	-	-
Benefits and compensation	(2.8)	(4.8)	(2.5)	(6.8)	(2.5)	(4.8)
Investment tax credit	(1.0)	(1.8)	(0.6)	(1.5)	(0.4)	(0.8)
Federal tax credits	(6.0)	(10.6)	(5.4)	(14.3)	(15.8)	(30.2)
Other differences, net	(3.0)	(5.4)	1.0	2.7	0.1	(0.8)
Effective income tax	29.1%	$51.2	32.2%	$86.0	22.9%	$45.0

Current provision
Federal		$(10.5)		$(6.8)		$21.1
State		(3.1)		8.9		6.2
Foreign		1.9		4.7		5.3
Total current provision		$(11.7)		$6.8		$32.6

Deferred provision		$63.9		$78.2		$11.4
Net operating loss carryforwards		-		(0.9)		1.8
Unrecognized tax benefits		0.2		1.0		-
Interest		(0.1)		2.4		-
Penalties		0.4		(0.1)		-
Investment tax credit - amortization		(1.5)		(1.4)		(0.8)
Total income tax expense		$51.2		$86.0		$45.0

Foreign income before taxes was $12.0 million in 2008, $23.3 million in 2007, and $24.5 million in 2006.

As the related temporary differences reverse, our regulated utilities are prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates.  The net regulatory asset for these and other regulatory tax effects totaled $13.9 million and $11.3 million as of December 31, 2008, and 2007, respectively.

Effective January 1, 2007, Integrys Energy Group records penalties and accrued interest related to income taxes as a component of income tax expense.  Prior to January 1, 2007, Integrys Energy Group recorded interest and penalties as components of income before taxes.  Integrys Energy Group recognized interest and penalties of $0.3 million in 2008, $2.3 million in 2007, and $0.3 million in 2006.  Integrys Energy Group had accrued interest and penalties related to uncertain tax positions of $6.0 million at December 31, 2008, $4.6 million at December 31, 2007, and $0.2 million at January 1, 2007.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2008	2007
Balance at January 1	$10.0	$3.7
Increase related to tax positions acquired	-	13.9
Increase related to tax positions taken in prior years	23.8	0.5
Decrease related to tax positions taken in prior years	(7.7)	(0.3)
Decrease related to tax positions taken in current year	-	(3.9)
Decrease related to settlements	(3.7)	(3.6)
Decrease related to lapse of statutes	-	(0.3)
Balance at December 31	$22.4	$10.0

In 2008, unrecognized tax benefits at Integrys Energy Group increased $12.4 million, primarily related to positions we expect to be taken by the IRS and the State of Illinois during on-going examinations and appeals.

At December 31, 2008, unrecognized tax benefits of $4.6 million could affect Integrys Energy Group's effective tax rate for continuing operations if recognized in subsequent periods.  Also at December 31, 2008, unrecognized tax benefits of $9.5 million related to discontinued operations could affect Integrys Energy Group's effective tax rate if recognized in subsequent periods.

Subsidiaries of Integrys Energy Group file income tax returns in the United States federal jurisdiction, in various United States state and local jurisdictions, and in Canada.  Subject to the following major exceptions listed below, Integrys Energy Group is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2003.

●	Wisconsin Department of Revenue – WPS has agreed to statute extensions for tax years covering 2001 and 2002.
●	New York State Department of Revenue – Integrys Energy Services has the 2002 tax year open for amended returns that were filed.
●	Oregon Department of Revenue – WPS Power Development has an open examination for the 2002 tax year.

In 2008, Integrys Energy Group closed the following examination:

●	Oregon Department of Revenue – WPS Power Development, Inc. for the tax year 2001.

Integrys Energy Group has the following open examinations:

●	IRS – PEC and consolidated subsidiaries have an open examination for the September 30, 2004 through December 31, 2006 tax years.
●	IRS – Integrys Energy Group and consolidated subsidiaries has an open examination for the 2006 and 2007 tax years along with the February 21, 2007 PEC short year.
●	Illinois Department of Revenue – PEC and combined subsidiaries have an open examination for the September 30, 2003 through December 31, 2006 tax years.
●	Wisconsin Department of Revenue – WPS has an open examination for the 2001-2006 tax years.
●
New York State Department of Revenue – WPS Energy Services and WPS Power Development have open examinations for the 2004 and 2005 tax years.  Also, Integrys Energy Services has the 2002 and 2003 tax years open for amended returns that were filed.

●	Oregon Department of Revenue – WPS Energy Services has an open examination for the 2005 tax year; WPS Power Development has an open examination for the 2002, 2003, and 2004 tax years.

In the next 12 months, it is reasonably possible that Integrys Energy Group and its subsidiaries will settle their open examinations in multiple taxing jurisdictions related to tax years prior to 2006, resulting in a decrease in unrecognized tax benefits of as much as $11.6 million.

NOTE 15--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  The regulated natural gas utilities have obligations to distribute and sell natural gas to their customers, and the regulated electric utilities have obligations to distribute and sell electricity to their customers.  The utilities expect to recover costs related to these obligations in future customer rates.  Additionally, the majority of the energy supply contracts entered into by our nonregulated segment, Integrys Energy Services, are to meet its obligations to deliver energy to customers.

The obligations described below are as of December 31, 2008.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $598.2 million, obligations of $1.3 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $14.3 million, which extend through 2013.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1.3 billion, some of which extend through 2028.
●
Integrys Energy Services has obligations related to energy and natural gas supply contracts that extend through 2018 and total $4.0 billion.  The majority of these obligations end by 2011, with obligations totaling $269.4 million extending beyond 2012.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $626.8 million and relate to normal business operations, as well as large construction projects.

Environmental

EPA Section 114 Request

In 2000, WPS received a request from the EPA under Section 114 of the Clean Air Act, seeking information related to work performed on the coal-fired boilers located at WPS's Pulliam and Weston electric generation stations.  WPS filed a response with the EPA in early 2001.

In May 2002, WPS received a follow-up request from the EPA seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on WPS's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2.  WPS filed a final response to the EPA's follow-up request in June 2002.

In 2000 and 2002, Wisconsin Power and Light Company (WP&L) received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company, and WPS).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

Depending upon the results of the EPA's review of the information provided by WPS and WP&L, the EPA may perform any of the following:

●	issue notices of violation (NOV) asserting that a violation of the Clean Air Act occurred,
●	seek additional information from WPS, WP&L, and/or third parties who have information relating to the boilers, and/or
●	close out the investigation.

In addition, under the Clean Air Act, citizen groups may pursue a claim.  WPS has no notice of such a claim based on the information submitted to the EPA.

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS has submitted its response.  In December 2008, WP&L received a similar data request and is preparing its response.

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

If the federal government brings a claim against WPS and if it were determined by a court that historic projects at WPS's Pulliam and Weston plants required either a state or federal Clean Air Act permit, WPS may, under the applicable statutes, be required to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment,
●	pay a fine, and/or
●	pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

Pulliam Air Notice of Violation

In September 2007, an NOV was issued to WPS by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPS met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  While not finally confirmed by the WDNR, WPS understands that this issue is essentially resolved.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language. The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the Court.  On

February 12, 2009, the Court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club has 30 days to appeal this decision.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPS believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten 3-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  Corrective actions have been taken.  An enforcement conference was held on January 7, 2009.  It is likely that the WDNR will refer the NOV to the state Justice Department for enforcement.  Management does not believe that this will have a material adverse impact on the results of operations of Integrys Energy Group.

Weston Operating Permits

In early November 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration.  WPS believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit in the near future that will resolve this issue.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any.

In December 2008, an NOV was issued to WPS by the WDNR that includes alleged violations of the air permit at Weston 1 and 2 related to the operation of the baghouses.  This NOV is discussed above under "Weston 4 Air Permit."

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin has recently revised the state mercury rule, Chapter NR 446.  The revised rule requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  WPS estimates capital costs of approximately $26 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.
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

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule, formerly known as the Interstate Air Quality Rule (CAIR), in 2005.  The rule was originally intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The CAIR

required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  The rule allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, had completed the state legislative review and had been forwarded to the EPA for final review.

On July 11, 2008, the United States Court of Appeals for the District of Columbia issued a decision vacating the CAIR and the associated Federal Implementation Plan.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and thus CAIR has been reinstated.  The court also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling.

Prior to the court's vacatur decision, WPS was evaluating a number of options, including using the allowance cap and trade program and/or installing controls.  Following the vacatur, WPS put its allowance trading activities on hold.  Now with the reinstatement of CAIR, WPS has been re-analyzing its options.  WPS does not currently own any annual nitrogen oxide emission allowances beyond those allocated by the state, but has taken delivery of a small number of additional ozone season nitrogen oxide allowances since the reinstatement of CAIR.  WPS does not expect any material impact as a result of the vacatur and subsequent reinstatement of the CAIR with respect to nitrogen oxide emission allowances.  WPS has been authorized by the PSCW to defer in 2009 purchases of nitrogen oxide emission allowances, which are estimated to be $20 million.

The reinstatement of CAIR has also affected the status of the Best Available Retrofit Technology rule.  The WDNR position, as well as the status of WPS units, under that rule is currently being evaluated.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $523 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

Integrys Energy Group's natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas and, as such, are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Eight of these sites have been transferred to the EPA Superfund Alternative Sites Program, and 11 sites have been transferred to the EPA's Superfund Removal Program.  On November 4, 2008, the 11 sites were transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for $639.0 million of future undiscounted investigation and cleanup costs as of December 31, 2008.  Integrys Energy Group recorded a regulatory asset of $679.9 million, which is net of insurance recoveries received of $54.4 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of December 31, 2008.

The natural gas utilities are coordinating the investigation and the cleanup of the manufactured gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels that NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plan was completed in August 2008.  Operation of the groundwater treatment unit began in September 2008 and is expected to be up to full capacity during the first quarter of 2009.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

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

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.  In June 2007, PGL filed a motion to dismiss, or in the alternative, stay the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA Superfund Removal program.  On September 28, 2007, the federal district court issued a ruling staying the litigation "pending the conclusion of the United States EPA actions" at these sites.  The plaintiffs filed a motion for reconsideration.  The court reconsidered the stay and on September 25, 2008, granted PGL's motion for a judgment on the pleadings dismissing the suit.  On October 24, 2008, the plaintiffs appealed the district court's ruling.  The parties have now agreed to terms of a settlement and upon execution of the settlement documents and implementation of the settlement terms, this matter will be dismissed.  The amount of the settlement was not material to Integrys Energy Group.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the financial position or results of operations of Integrys Energy Group.

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

As part of UPPCO's 2009 Power Supply Cost Recovery Plan filing with the MPSC on September 30, 2008, UPPCO filed for recovery of the remaining deferred replacement power costs related to the Silver Lake incident.  Through December 31, 2008, UPPCO deferred replacement power costs of $3.2 million, non-fuel operating and maintenance costs of $0.8 million, and estimated related carrying costs of $0.6 million.  UPPCO offset all of the non-fuel operating and maintenance costs and related carrying costs, as well as a portion of the replacement power costs, with a settlement of $2.2 million received from third parties involved in the Silver Lake incident.  The remaining replacement power cost requested for recovery from Michigan retail customers is $2.4 million.

The reconstruction of the Silver Lake dam was completed in November 2008.  This included a new concrete spillway and a new earthen dam with monitoring instrumentation.  The FERC and Board of Consultants were on site and certified the completion.  UPPCO has submitted a refill and operations plan for FERC approval.  Once the refill plan is approved by the FERC, the reservoir can be refilled.  It is expected to take approximately two years to return the reservoir to normal operation.  Cost recovery for rebuilding the Silver Lake facility will be the subject of a future rate proceeding.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels.  Integrys Energy Group is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently there have been efforts initiated to develop state and regional greenhouse gas programs.  There are also renewed efforts to create federal legislation to limit carbon dioxide emissions and to create national renewable portfolio standards.  A risk exists that such legislation will increase the cost of energy.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures by our regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Escanaba Water Permit Issues

UPPCO operates the Escanaba Generating Station (EGS) under contract with its owner, the City of Escanaba (City).  While the City owns the water permits for EGS, UPPCO's personnel provide testing and certification of waste water discharges.  In September 2008, UPPCO became aware of potential water discharge permit violations regarding reported pH and oil and grease readings at EGS.  Corrective actions have been implemented at the plant, notification has been provided to the City, and UPPCO has self reported the potential permit violations to the Michigan Department of Environmental Quality (MDEQ).  A final report was filed by UPPCO with the MDEQ on November 25, 2008, and a copy was sent to the City.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under certain provisions of the settlement agreement, PEC agreed to provide the Illinois Attorney General (AG) and Chicago up to $30.0 million for conservation and weatherization programs for which PGL and NSG may not seek rate recovery.  PGL and NSG also agreed to implement a reconnection program for customers identified as hardship cases on the date of the agreement.  Finally, PGL and NSG agreed to internal audits and an external audit of natural gas supply practices.

With respect to the conservation and weatherization funding, as of December 31, 2008, $15.2 million remained unpaid, of which $5.2 million was included in other current liabilities, and $10.0 million was included in other long-term liabilities.  Under the reconnection program, PGL and NSG reconnected customers who participated in the program and took other steps required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what PGL and NSG implemented.  Management continues to believe that it has fully complied with the reconnection program obligations of the settlement agreement.

Concerning the audit requirements, two of the five required annual internal audits have been completed.  An auditor hired by the ICC conducted the external audit, and the report was filed on April 10, 2008.  The report included 32 recommendations, none of which quantified natural gas costs that the auditor believed should not be recovered by PGL and NSG.  By March 31, 2009, PGL and NSG expect to complete their responses to the 25 recommendations they agreed to implement in a June 30, 2008 response to the audit. The ICC staff has not filed a reply to PGL's and NSG's response.

The fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings did not affect these cases, except for PGL's agreement to credit fiscal 2005 hub revenues as an offset to utility customers' natural gas charges.  For PGL and NSG, the ICC issued its orders on January 16, 2008.  The natural gas cost disallowance for PGL was $20.5 million, and included 2005 hub revenues and an adjustment for transportation customers' bank (storage) natural gas.  The natural gas cost disallowance for NSG was $1.0 million, and also related to a bank natural gas adjustment.  The customer refunds from the 2005 Gas Charge reconciliation cases were accounted for as a preacquisition contingency.  Pursuant to the ICC orders, PGL and NSG refunded customers $22.6 million and $1.1 million, respectively, including interest, during 2008.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  The ICC staff and interveners (the AG, the Citizens Utility Board, and Chicago, filing jointly) each filed testimony recommending disallowances for PGL and NSG for a bank natural gas adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation cases, which PGL and NSG did not contest.  In addition, the interveners recommended a disallowance for PGL of $13.9 million (reduced to $11.0 million in their brief) associated with PGL's provision of interstate hub services.  The ICC staff does not support the interveners’ proposal, and PGL does not believe the proposal has merit.  A hearing for the PGL and NSG cases was held on December 11, 2008.  For PGL, briefing is scheduled to conclude February 27, 2009, after which the administrative law judge will prepare a proposed order.  For NSG, there were no contested issues, and the parties filed an agreed form of order in January 2009.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 31, 2008, PEC filed a motion for summary judgment.  At the plaintiffs' request, their reply to PEC's class certification response was postponed pending a decision on PEC's summary judgment motion.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On December 20, 2006, the ICC entered an order approving a stipulation between the parties to this proceeding under which PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1.0 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with Chicago to exchange information.  This order resolved only the ICC proceeding and did not constitute a release of any other potential actions outside of the ICC proceeding.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, issued a final report on August 14, 2008, containing 65 recommendations and an additional placeholder for a possible recommendation.  The ICC conducted a public hearing on October 8, 2008, at which time the auditor presented the report to the ICC for its acceptance.  PGL submitted a draft plan to the ICC staff in which PGL accepted most of the recommendations and offered an alternative proposal for the remainder.  At a subsequent meeting and in concurrence with the ICC staff and the consultant, PGL has revised its implementation plan for some of the recommendations.  The auditor's agreement with the ICC provides for a two-year monitoring phase to verify PGL's compliance with the prospective implementation plan, which began in January 2009.

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

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL and NSG were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes, extensions of distribution natural gas mains, and failing to return related customer deposits.  In November 2008, Integrys Energy Group, PEC, PGL, and NSG (the companies) entered into a settlement agreement with the plaintiffs.  The settlement amount was not material to the companies.  The plaintiffs filed a motion to dismiss their appeal, which was granted by the appellate court on December 5, 2008.  This matter is now resolved.

NOTE 16--GUARANTEES

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

The following table shows outstanding guarantees at Integrys Energy Group at December 31, 2008:

		Expiration
(Millions)	Total Amounts Committed at December 31, 2008	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$2,156.5	$1,607.1	$448.9	$19.2	$81.3
Guarantees of subsidiary debt and revolving line of credit (2)	928.1	175.0	725.0	-	28.1
Standby letters of credit (3)	403.6	389.7	13.9	-	-
Surety bonds (4)	3.5	3.5	-	-	-
Other guarantees (5)	3.8	1.5	2.3	-	-
Total guarantees	$3,495.5	$2,176.8	$1,190.1	$19.2	$109.4

(1)
Consists of parental guarantees of $1,981.3 million to support the business operations of Integrys Energy Services, of which $5.0 million received specific authorization from Integrys Energy Group's Board of Directors and was not subject to the guarantee limit discussed below; $88.4 million and $81.8 million, respectively, related to natural gas supply at MERC and MGU, of an authorized $150.0 million and $100.0 million, respectively; and $5.0 million, of an authorized $125.0 million, to support business operations at PEC.  These guarantees are not reflected in the Consolidated Balance Sheets.

(2)
Consists of agreements to fully and unconditionally guarantee (1) PEC's $400.0 million revolving line of credit; (2) on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011; (3) Integrys Energy Services' $175.0 million credit agreement used to finance natural gas in storage and margin requirements related to natural gas and electric contracts traded on the NYMEX and the Intercontinental Exchange, as well as for general corporate purposes; and (4) $28.1 million supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Services' parental guarantee limit discussed below.  Parental guarantees related to subsidiary debt and credit agreements outstanding are not included in the Consolidated Balance Sheets.

(3)
Comprised of $398.4 million issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at UPPCO, MGU, MERC, and PEC. These amounts are not reflected in the Consolidated Balance Sheets.

(4)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included in the Consolidated Balance Sheets.

(5)
Includes (1) a liability related to WPS's agreement to indemnify Dominion for certain costs arising from the resolution of design basis documentation issues incurred prior to Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of December 31, 2008, WPS had paid $7.4 million to Dominion related to this guarantee, reducing the liability to $1.5 million.  WPS expects to make payments for the entire remaining liability amount over the duration of the guarantee; and (2) a $2.3 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification related to potential environmental contamination from ash disposal at this facility.  Integrys Energy Services expects that the likelihood of required performance under this guarantee is remote.

Integrys Energy Group has provided total parental guarantees of $2,584.3 million on behalf of Integrys Energy Services.  Integrys Energy Group's exposure under these guarantees related to open transactions at December 31, 2008 was approximately $837 million.  At December 31, 2008, management was authorized to issue corporate guarantees up to an aggregate amount of $2.95 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts were subject to this limit:

(Millions)	December 31, 2008
Guarantees supporting commodity transactions of subsidiaries	$1,976.3
Guarantees of subsidiary debt	176.1
Standby letters of credit	395.9
Surety bonds	1.5
Total guarantees subject to $2.95 billion limit	$2,549.8

NOTE 17--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

On September 30, 2008, the PEC Service Annuity System was merged into the PEC Retirement Plan, which was then renamed the Integrys Energy Group Retirement Plan.  On December 31, 2008, the WPS Retirement Plan was merged into the Integrys Energy Group Retirement Plan.  The two plan mergers had no effect on the level of plan benefits provided to participants or the management of plan assets.  Integrys Energy Group and its subsidiaries now maintain one non-contributory, qualified pension plan covering substantially all employees, as well as several unfunded nonqualified retirement plans.  In addition, Integrys Energy Group and its subsidiaries offer multiple other postretirement benefit plans to employees. The benefits for a portion of these plans are funded through irrevocable trusts, as allowed for income tax purposes.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to employees and their dependents.  Integrys Energy Group expenses the costs of these benefits for active employees as incurred.

During the third quarter of 2007, Integrys Energy Group made a series of changes to certain of its retirement benefit plans.  Specifically, the changes included:

●	Closure of the defined benefit pension plans to non-union new hires, effective January 1, 2008;
●	A freeze in defined benefit pension service accruals for non-union employees, effective January 1, 2013;

●	A freeze in compensation amounts used for determining defined benefit pension amounts for non-union employees, effective January 1, 2018;
●
Revised eligibility requirements for retiree medical benefits for employees hired on or after January 1, 2008, and the introduction of an annual premium reduction credit for employees eligible to retire after December 31, 2012; and

●
Closure of the retiree dental and life benefit programs to all new hires, effective January 1, 2008, and elimination of these benefits for any existing employees who are not eligible to retire before December 31, 2012.

As a result of the changes described above, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007.  The curtailment gains and losses recognized as a result of the plan design changes were not significant and are included in the table below.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.  The changes did not result in a curtailment.

Effective May 1, 2008, and July 1, 2008, the defined benefit pension plans were closed to new union hires at PGL and NSG, respectively.  Effective April 19, 2009, the defined benefit pension plans will be closed to new union hires at UPPCO.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets during 2008 and 2007.

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Reconciliation of benefit obligation
Obligation at January 1	$1,210.2	$787.3	$408.6	$292.1
Service cost	38.4	39.7	15.7	15.4
Interest cost	76.2	70.4	26.4	24.5
Plan amendments	-	-	-	(21.4)
Plan curtailments	-	(0.7)	-	(0.6)
Plan acquisitions – PEC	-	498.1	-	156.7
Actuarial (gain) loss, net	12.1	(96.0)	(12.5)	(43.0)
Participant contributions	-	-	1.8	6.0
Benefit payments	(106.4)	(88.6)	(22.1)	(22.8)
Federal subsidy on benefits paid	-	-	2.0	1.7
Other	-	-	12.8	-
Obligation at December 31	$1,230.5	$1,210.2	$432.7	$408.6

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$1,219.5	$674.0	$248.3	$212.8
Actual return on plan assets	(310.6)	68.9	(55.6)	14.5
Employer contributions	27.8	27.4	13.0	7.9
Participant contributions	-	-	1.7	6.0
Plan acquisitions – MGU and MERC	-	0.2	-	-
Plan acquisitions – PEC	-	537.6	-	29.7
Benefit payments	(106.4)	(88.6)	(22.1)	(22.6)
Other	-	-	5.8	-
Fair value of plan assets at December 31	$830.3	$1,219.5	$191.1	$248.3

Amounts recognized in Integrys Energy Group's Consolidated Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Noncurrent assets	$-	$98.7	$-	$2.7
Current liabilities	5.3	4.4	-	0.1
Noncurrent liabilities	394.9	85.0	241.6	162.9
Net liability (asset)	$400.2	$(9.3)	$241.6	$160.3

The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion at both December 31, 2008, and December 31, 2007.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31,
(Millions)	2008	2007
Projected benefit obligation	$1,230.5	$276.0
Accumulated benefit obligation	1,103.5	240.4
Fair value of plan assets	830.3	193.3

The following table shows the amounts that had not yet been recognized in Integrys Energy Group's net periodic benefit cost as of December 31.  Amounts related to the nonregulated entities are included in accumulated other comprehensive income (loss), while amounts related to the utilities are recorded as regulatory assets or liabilities.

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Accumulated other comprehensive income (loss) (pre-tax)
Net actuarial loss	$25.7	$3.5	$0.7	$0.9
Prior service costs (credits)	1.2	1.5	(2.2)	(2.6)
Total	$26.9	$5.0	$(1.5)	$(1.7)
Net regulatory assets
Net actuarial loss (gain)	$384.3	$(16.5)	$56.1	$(10.4)
Prior service costs (credits)	22.9	27.7	(26.9)	(30.3)
Transition obligation	-	-	1.1	1.3
Merger related regulatory adjustment	91.5	89.4	42.0	44.6
Total	$498.7	$100.6	$72.3	$5.2

Integrys Energy Group recorded the PEC pension assets acquired and liabilities assumed at fair value at the February 2007 acquisition date.  However, PGL and NSG continue to have rates set based on their historical basis of accounting, including amortizations of prior service cost (credits), actuarial losses, and transition obligations, which were recognized in the Consolidated Financial Statements as regulatory assets at the purchase date.  The amount reflected in net periodic benefit cost in the table below is based on the amount used in the rate-setting process for PGL and NSG.  The difference in the basis of accounting is shown as a merger related regulatory adjustment in the table above.

The estimated net losses and prior service costs for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2009 are $0.4 million and $5.0 million, respectively.  The estimated net losses, prior service costs, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2009 are $1.2 million, $3.8 million, and $0.3 million, respectively.  The estimated merger related regulatory adjustment that will be amortized as a component of net periodic benefit cost for defined pension and other postretirement benefit plans during 2009 is $4.8 million and $2.0 million, respectively.

The following table presents the components of the consolidated net periodic benefit cost for the plans:

	Pension Benefits			Other Benefits
(Millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit cost
Service cost	$38.4	$39.7	$24.2	$15.7	$15.4	$7.1
Interest cost	76.2	70.4	42.1	26.4	24.5	17.3
Expected return on plan assets	(101.0)	(89.4)	(44.2)	(19.0)	(17.5)	(13.5)
Plan curtailments (gain) loss	-	-	-	-	(0.1)	-
Amortization of transition obligation	-	-	0.2	0.3	0.4	0.4
Amortization of prior service cost (credit)	5.1	5.1	5.1	(3.8)	(2.6)	(2.2)
Amortization of net loss	0.7	4.8	9.8	-	1.8	5.3
Amortization of merger related regulatory adjustment	9.6	14.2	-	2.1	0.8	-
Net periodic benefit cost	$29.0	$44.8	$37.2	$21.7	$22.7	$14.4

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.45%	6.40%	6.48%	6.40%
Rate of compensation increase	4.26%	4.98%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	9.0%	10.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	9.5%	10.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2008	2007	2006
Discount rate	6.40%	5.88%	5.65%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.27%	5.50%	5.50%

	Other Benefits
	2008	2007	2006
Discount rate	6.40%	5.79%	5.65%
Expected return on assets	8.50%	8.50%	8.50%
Assumed medical cost trend rate (under age 65)	10.0%	8.0%	9.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2010	2010
Assumed medical cost trend rate (over age 65)	10.5%	8.0%-10.0%	11.0%
Ultimate trend rate	5.5%	5.0%-6.5%	6.5%
Ultimate trend rate reached in	2013	2010-2011	2011
Assumed dental cost trend rate	5.0%	5.0%	5.0%

Integrys Energy Group establishes its expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.

Assumed health care cost trend rates have a significant effect on the amounts reported by Integrys Energy Group for the health care plans.  For the year ended December 31, 2008, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$6.7	$(5.4)
Effect on the health care component of the accumulated postretirement benefit obligation	55.5	(46.0)

Pension and Other Postretirement Benefits Plan Assets

The weighted-average asset allocations of the plans at December 31, 2008, and 2007, were as follows:

	Pension Benefits		Other Benefits
	Percentage of Plan Assets at December 31,		Percentage of Plan Assets at December 31,
Asset category	2008	2007	2008	2007
Equity securities	56%	63%	50%	61%
Debt securities	40%	33%	50%	39%
Real estate	4%	4%	-%	-%
Total	100%	100%	100%	100%

The target asset allocations for pension plans are as follows: 64% equity securities, 33% debt securities, and 3% real estate.  The target asset allocations for other postretirement plans in place prior to the PEC merger for the above listed asset classes are as follows: 65% equity securities and 35% debt securities.  The target asset allocations for other postretirement plans acquired in the PEC merger are as follows: 60% equity securities and 40% debt securities.  The Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and trusts.  The Committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

Cash Flows Related to Pension and Other Postretirement Benefit Plans

Integrys Energy Group's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  Integrys Energy Group expects to contribute $26.1 million to pension plans and $28.3 million to other postretirement benefit plans in 2009.

The following table shows the payments, reflecting expected future service, which Integrys Energy Group expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2009	$81.1	$25.2	$(1.9)
2010	91.4	27.4	(2.1)
2011	92.6	29.6	(2.3)
2012	99.3	31.6	(2.4)
2013	104.7	33.1	(2.5)
2014-2018	613.4	191.8	(14.7)

Defined Contribution Benefit Plans

Integrys Energy Group maintains 401(k) Savings Plans for substantially all full-time employees.  Integrys Energy Group matches a percentage of employee contributions through an ESOP contribution up to certain limits.  Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  The ESOP held 2.9 million shares of Integrys Energy Group's common stock (market value of $124.7 million) at December 31, 2008.  Certain employees participate in a discretionary profit-sharing contribution and/or cash match.  Non-union employees hired after January 1, 2008, are no longer eligible to participate in the defined benefit pension plan.  Instead, these employees participate in a defined contribution pension plan, in which Integrys contributes certain amounts to an employee's account based on the employee's wages, age, and years of service.  Total costs incurred under all of these plans were $17.4 million in 2008, $14.4 million in 2007, and $9.4 million in 2006.

Integrys Energy Group maintains deferred compensation plans that enable certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis.  Non-employee directors can defer up to 100% of their director fees.  Compensation is generally deferred in the form of cash, indexed to certain investment options, or Integrys Energy Group common stock with deemed dividends paid on the common stock automatically reinvested.  Effective March 31, 2008, the investment option of indexing to Integrys Energy Group's return on equity was closed to new contributions.

The deferred compensation arrangements for which distributions are made solely in Integrys Energy Group's common stock are classified as an equity instrument.  Changes in the fair value of the deferred compensation obligation are not recognized.  The deferred compensation obligation associated with this arrangement was $23.7 million at December 31, 2008, and $24.6 million at December 31, 2007.

The portion of the deferred compensation obligation associated with deferrals that allow for distribution in cash is classified as a liability on the Consolidated Balance Sheets and adjusted, with a charge or credit to expense, to reflect changes in the fair value of the deferred compensation obligation.  The obligation classified within other long-term liabilities was $28.2 million at December 31, 2008, and $30.2 million at December 31, 2007.  The costs incurred under this arrangement were $1.9 million in 2008, $2.3 million in 2007, and $3.0 million in 2006.

The deferred compensation programs are partially funded through shares of Integrys Energy Group's common stock that is held in a rabbi trust.  The common stock held in the rabbi trust is classified as a reduction of equity in a manner similar to accounting for treasury stock.  The total cost of Integrys Energy Group's common stock held in the rabbi trust was $16.3 million at December 31, 2008, and $14.7 million at December 31, 2007.

NOTE 18--PREFERRED STOCK OF SUBSIDIARY

Integrys Energy Group's subsidiary, WPS, has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value.  Outstanding shares were as follows at December 31:

(Millions, except share amounts)
	2008		2007
Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
5.00%	130,695	$13.1	130,714	$13.1
5.04%	29,898	3.0	29,898	3.0
5.08%	49,923	5.0	49,923	5.0
6.76%	150,000	15.0	150,000	15.0
6.88%	150,000	15.0	150,000	15.0
Total	510,516	$51.1	510,535	$51.1

All shares of preferred stock of all series are of equal rank except as to dividend rates and redemption terms.  Payment of dividends from any earned surplus or other available surplus is not restricted by the terms of any indenture or other undertaking by WPS.  Each series of outstanding preferred stock is redeemable in whole or in part at WPS's option at any time on 30 days' notice at the respective redemption prices.  WPS may not redeem less than all, nor purchase any, of its preferred stock during the existence of any dividend default.

In the event of WPS's dissolution or liquidation, the holders of preferred stock are entitled to receive (a) the par value of their preferred stock out of the corporate assets other than profits before any of such assets are paid or distributed to the holders of common stock and (b) the amount of dividends accumulated and unpaid on their preferred stock out of the surplus or net profits before any of such surplus or net profits are paid to the holders of common stock.  Thereafter, the remainder of the corporate assets, surplus, and net profits shall be paid to the holders of common stock.

The preferred stock has no pre-emptive, subscription, or conversion rights, and has no sinking fund provisions.

NOTE 19--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding at December 31, 2008, and 2007, was as follows:

	2008		2007
	Shares	Average Cost	Shares	Average Cost
Common stock issued	76,430,037		76,434,095
Less:
Treasury shares *	7,000	$25.19	10,000	$25.19
Deferred compensation rabbi trust	367,238	44.36	338,522	43.48
Restricted stock	63,031	54.81	93,339	54.76
Total shares outstanding	75,992,768		75,992,234

*  Relates to Integrys Energy Group's Non-Employee Directors Stock Option Plan.  All options under this plan have a ten-year life, but may not be exercised until one year after the date of grant.

During 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  Prior to 2008, Integrys Energy Group issued new shares of common stock under these plans.  These stock issuances increased equity $45.7 million and $25.0 million in 2007 and 2006, respectively.

Pursuant to the PEC merger, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, that they held immediately prior to the merger.  This resulted in an increase in common stock outstanding of 31,938,491 shares and increased equity $1.6 billion as of December 31, 2007.

Rollforward of Integrys Energy Group's Common Stock Shares Issued
Balance at December 31, 2005	40,089,898
Shares issued
Stock Investment Plan	406,878
Stock-based compensation	134,392
Common stock offering	2,700,000
Rabbi trust shares	56,292
Balance at December 31, 2006	43,387,460
Shares issued
Merger with PEC	31,938,491
Stock Investment Plan	529,935
Stock-based compensation	444,041
Restricted stock, net	93,339
Rabbi trust shares	40,829
Balance at December 31, 2007	76,434,095
Restricted stock shares cancelled	(4,058)
Balance at December 31, 2008	76,430,037

Dividends

Integrys Energy Group is a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to pay dividends to us.  In the 2009 rate order, the PSCW has restricted our subsidiary, WPS, to paying normal dividends on its common stock of no more than 103% of the previous year's common stock dividend.  The PSCW also requires WPS to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility), which has a common equity range of 49% to 54%.  The PSCW has also established a targeted financial common equity ratio at 51% that results in a regulatory common equity ratio of 53.41%.  The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target.  Each of these limitations may be modified by a future order of the PSCW.  Our right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS's preferred shareholders and to provisions in WPS's restated articles of incorporation which limit the amount of common stock dividends which WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  These limitations are not expected to limit any dividend payments in the foreseeable future.  At December 31, 2008, these limitations amounted to $1.2 million out of WPS's total retained earnings of $372.0 million.  Consequently, at December 31, 2008, WPS had $370.8 million of retained earnings available for the payment of dividends.

UPPCO's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by Integrys Energy Group.  At December 31, 2008, these restrictions amounted to $30.5 million out of UPPCO's total retained earnings of $49.1 million.  Consequently, at December 31, 2008, UPPCO had $18.6 million of retained earnings available for the payment of common stock cash dividends.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2008, these restrictions amounted to $6.9 million out of NSG's total retained earnings of $77.4 million.  Consequently, at December 31, 2008, NSG had $70.5 million of retained earnings available for the payment of dividends.

For the year ended December 31, 2008, PEC, PGL, MGU, MERC, and Integrys Energy Services did not make any dividend payments.

At December 31, 2008, Integrys Energy Group had $585.8 million of retained earnings available for the payment of dividends.  Except for the subsidiary restrictions described above, Integrys Energy Group does not have any dividend restrictions.

Earnings Per Share

Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share are computed by dividing income available for common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for 2008 excluded 2.2 million stock options that were outstanding at December 31, 2008, which had an anti-dilutive effect.  The calculation of diluted earnings per share for 2007 and 2006 excludes some insignificant stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings per share:

(Millions, except per share amounts)	2008	2007	2006

Numerator:
Income from continuing operations	$124.8	$181.1	$151.6
Discontinued operations, net of tax	4.7	73.3	7.3
Preferred stock dividends of subsidiary	(3.1)	(3.1)	(3.1)
Income available for common shareholders	$126.4	$251.3	$155.8

Denominator:
Average shares of common stock – basic	76.7	71.6	42.3
Effect of dilutive securities
Stock-based compensation	0.3	0.2	0.1
Average shares of common stock – diluted	77.0	71.8	42.4

Earnings per common share
Basic	$1.65	$3.51	$3.68
Diluted	1.64	3.50	3.67

NOTE 20--STOCK-BASED COMPENSATION

In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan (2007 Omnibus Plan).  Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  At December 31, 2008, stock options, performance stock rights, restricted shares and restricted share units, and stock appreciation rights were outstanding under the various plans.

Stock Options

Under the provisions of the 2007 Omnibus Plan, no single employee who is the chief executive officer of Integrys Energy Group or any of the other four highest compensated officers of Integrys Energy Group and its subsidiaries can be granted options for more than 1,000,000 shares during any calendar year.  No stock options will have a term longer than ten years.  The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option is granted.  Generally, one-fourth of the stock options granted vest and become exercisable each year on the anniversary of the grant date.

The fair values of stock option awards granted were estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using its 10-year historical volatility.  The following table shows the weighted-average fair values per stock option along with the assumptions incorporated into the valuation models:

	2008	2007	2006
Weighted-average fair value per option	$4.52	$7.80	$6.04
Expected term	7 years	7 years	6 years
Risk-free interest rate	3.40%	4.65%	4.42%
Expected dividend yield	5.00%	4.50%	4.90%
Expected volatility	17%	17%	17%

Total pre-tax compensation cost recognized for stock options during the years ended December 31, 2008, 2007, and 2006, was $2.6 million, $1.8 million, and $1.8 million, respectively.  The total compensation cost capitalized in 2008, 2007, and 2006 was not significant.  As of December 31, 2008, $1.7 million of total pre-tax compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises during the years ended December 31, 2008, 2007, and 2006, was $3.3 million, $14.0 million, and $1.9 million, respectively.  The tax benefit realized from these option exercises was not significant in 2008, $2.3 million in 2007, and not significant in 2006.

A summary of stock option activity for the year ended December 31, 2008, and the number of outstanding and exercisable stock options at December 31, 2008, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2007	2,215,999	$47.81
Granted	684,404	48.36
Exercised	75,142	43.46		$0.2
Forfeited	125,122	51.37		-
Outstanding at December 31, 2008	2,700,139	$47.90	6.46	$3.1
Exercisable at December 31, 2008	1,709,887	$46.05	5.21	$3.1

During the years ended December 31, 2007 and 2006, the intrinsic value of options exercised totaled $4.4 million and $0.9 million, respectively.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at December 31, 2008.  This is calculated as the difference between Integrys Energy Group's closing stock price on December 31, 2008, and the option exercise price, multiplied by the number of in-the-money stock options.

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

The fair values of performance stock rights granted were estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the dividend rate at the measurement date.  The expected volatility was estimated using three years of historical data.

	2008	2007	2006
Expected term	3 years	3 years	3 years
Risk-free interest rate	2.18%	4.71%	4.74%
Expected dividend yield	5.50%	4.50%	4.90%
Expected volatility	17.3%	14.5%	14.4%

Pre-tax compensation cost recorded for performance stock rights for the years ended December 31, 2008, 2007, and 2006 was $5.2 million, $3.5 million, and $2.8 million, respectively.  The total compensation cost capitalized during these same years was not significant.  As of December 31, 2008, $2.4 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 1.8 years.

A summary of the activity related to performance stock rights for the year ended December 31, 2008, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	217,458	$48.72
Granted	125,600	49.22
Expired	54,207	41.62
Forfeited	25,742	51.67
Outstanding at December 31, 2008	263,109	$50.13

No performance shares were distributed during the year ended December 31, 2008 as a result of the performance percentage being below the target payout level for those rights that were vested and eligible to be distributed in 2008.

Restricted Shares and Restricted Share Units

In 2008, 2007, and 2006, a portion of the long-term incentive was awarded in the form of restricted shares and restricted share units.  Most of these awards have a four-year vesting period, with 25% of each award vesting on each anniversary of the grant date.  During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other common shareholders, whereas restricted share unit recipients receive dividend credits and do not have voting rights.  Restricted shares and restricted share units have a value equal to the fair market value of the shares on the grant date.  Total pre-tax compensation cost recognized for these awards was $4.2 million and $1.4 million during the years ended December 31, 2008, and 2007, respectively, and was not significant for the year ended December 31, 2006.  The total compensation cost capitalized in 2008, 2007, and 2006 was not significant. As of December 31, 2008, $6.2 million of total pre-tax compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.7 years.

A summary of the activity related to restricted share and restricted share unit awards for the year ended December 31, 2008, is presented below:

	Restricted Shares and Restricted Share Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	101,145	$54.70
Granted	172,815	48.36
Vested	29,988	54.36
Forfeited	15,357	51.09
Outstanding at December 31, 2008	228,615	$50.19

Stock Appreciation Rights

On February 21, 2007, all of PEC's then outstanding stock appreciation rights were converted into 14,021 Integrys Energy Group stock appreciation rights.  The fair value of the stock appreciation rights is estimated with a Black-Scholes model and was not significant at December 31, 2008.  No stock appreciation rights were issued during the year ended December 31, 2008.

NOTE 21--FAIR VALUE

Fair Value Measurements

The following table shows Integrys Energy Group's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$703.0	$1,520.7	$755.4	$2,979.1
Inventory hedged by fair value hedges	-	27.4	-	27.4
Other	0.5	-	-	0.5
Liabilities
Risk management liabilities	820.5	1,557.2	573.4	2,951.1
Long-term debt hedged by fair value hedge	-	53.2	-	53.2

The determination of the fair values above incorporates various factors required under SFAS No. 157.  These factors include not only the credit standing of the counterparties involved, but also the impact of Integrys Energy Group's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  For more information on Integrys Energy Group's derivative instruments, see Note 2, "Risk Management Activities."

When possible, Integrys Energy Group bases the valuations of its risk management assets and liabilities on quoted prices for identical assets in active markets.  These valuations are classified in Level 1. The valuations of certain contracts are based on NYMEX futures prices with an adjustment related to location differences, and certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date.  These valuations are classified in Level 2.

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

●	The valuations of certain transactions were based on internal models, although external inputs were utilized in the valuation.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)	Year Ended December 31, 2008
Balance at the beginning of period	$44.6
Net realized and unrealized loss included in earnings	(44.7)
Net unrealized loss recorded as regulatory assets or liabilities	(8.7)
Net unrealized loss included in other comprehensive income (loss)	(35.0)
Net purchases and settlements	2.5
Net transfers in/out of Level 3	223.3
Balance at December 31, 2008	$182.0

Net unrealized loss included in earnings related to instruments still held at December 31, 2008	$(55.3)

Derivatives are transferred in or out of Level 3 primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

Unrealized gains and losses included in earnings related to Integrys Energy Services' risk management assets and liabilities are recorded through nonregulated revenue on the Consolidated Statements of Income (Loss).  Realized gains and losses on these same instruments are recorded in nonregulated revenue or nonregulated cost of fuel, natural gas, and purchased power, depending on the nature of the instrument.  Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power.

Fair Value of Financial Instruments

The following table shows the financial instruments included on the Consolidated Balance Sheets of Integrys Energy Group that are not recorded at fair value.

	2008		2007
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$2,443.2	$2,276.0	$2,320.3	$2,334.2
Preferred stock	51.1	46.0	51.1	49.6

The fair values of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 22--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows at December 31:

(Millions)	2008	2007	2006
Equity earnings on investments	$67.8	$34.6	$19.9
Interest and dividend income	5.0	12.7	9.5
Weston 4 ATC interconnection agreement interest	2.5	3.9	1.0
Equity AFUDC	5.5	0.9	0.6
Gain (loss) on sale of property	4.8	1.9	(0.3)
(Loss) gain on investments	(0.3)	3.9	11.7
Gain (loss) on foreign currency exchange	0.9	2.4	(1.5)
Key executive life insurance income	2.7	2.2	2.1
Other	(1.6)	1.6	(0.2)
Total miscellaneous income	$87.3	$64.1	$42.8
NOTE 23--REGULATORY ENVIRONMENT

Wisconsin

2009 Rate Case

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no annual rate increase for retail electric rates as compared with the fuel surcharge adjusted rates authorized on July 4, 2008, or a $48.0 million increase for retail electric rates as compared with the rates authorized on January 16, 2008.  The PSCW required a $3.0 million decrease in retail natural gas rates.

On September 2, 2008, WPS and the Citizens Utility Board filed an agreement to implement a decoupling mechanism as a four-year pilot program, which would allow WPS to adjust rates to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  The PSCW approved this decoupling mechanism, with certain conditions, in the December 30, 2008 final order discussed above.  The decoupling conditions included an annual $12.0 million cap for electric service and an annual $4.0 million cap for natural gas service.  On January 16, 2009, WPS requested rehearing to remove or increase the decoupling caps.  On February 24, 2009, in a written order, the PSCW increased the caps to $14.0 million for electric service and $8.0 million for natural gas service.

2008 Rate Case

On January 15, 2008, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.  On February 11, 2008, WPS filed an application with the PSCW to adjust its 2008 rates for increased fuel and purchased power costs.  The application requested an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates were subject to refund, from September 30, 2008, through December 31, 2008.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million dollars of 2008 fuel costs to Wisconsin electric retail customers. This refund was accrued at December 31, 2008, and is subject to review by the PSCW.

2007 Rate Case

On January 11, 2007, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The new rates reflect a 10.9% return on common equity.  The PSCW approved a common equity ratio of 57.4% in WPS's regulatory capital structure.  The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

2006 Rate Case

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

Weston 3 Outage

On October 6, 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPS incurred $8.9 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPS has insurance in place that covered all non-fuel operating and maintenance expenditures, less a $1.0 million deductible.  WPS incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage  WPS was granted approval from the PSCW to defer the replacement fuel and purchased power costs for the Wisconsin retail portion of these costs retroactive to the date of the lightning strike.  On December 30, 2008, the PSCW granted WPS recovery of $17.0 million of the requested $19.6 million of Weston 3 replacement fuel and power costs from the Wisconsin retail jurisdiction, over a six-year period and without carrying costs.

It is anticipated that WPS will recover a similar portion of replacement purchased power costs from the Michigan retail jurisdiction through the annual power supply cost recovery mechanism.

PEC Merger

The PSCW approved the merger with PEC as of February 16, 2007.  The merger approval order contains the following conditions:

●
WPS will not have a base rate increase for natural gas or electric service prior to January 1, 2009. WPS was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.

●
WPS was required to seek approval for the formation of a service company within 120 days of the closing of the merger.  All required regulatory approvals were received and IBS became operational on January 1, 2008.

●	WPS will not recover merger related transaction costs. Recovery of merger related transition costs in 2009 and later years will be limited to the verified synergy savings in those years.
●
WPS will hold ratepayers harmless from any increase in interest and preferred stock costs attributable to nonutility activities, provided that the authorized capital structure is consistent with the authorized costs.

●	WPS will not pay dividends to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

Kewaunee

WPS received $127.1 million of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund in 2005, which was refunded to customers in the following manner:

●	The PSCW ruled that WPS's Wisconsin customers were entitled to be refunded approximately 85% of the proceeds over a two-year period beginning on January 1, 2006.
●
The MPSC ruled that WPS's Michigan customers were entitled to be refunded approximately 2% of the proceeds over a 60-month period, beginning in the third quarter of 2005.  Subsequently, the MPSC issued an order authorizing WPS to amortize the approximately $2 million remaining balance of the refund simultaneously with the amortization of approximately $2 million of the 2005 power supply under collections from January 2007 through July 2010.

●
The FERC ruled that WPS's wholesale customers were entitled to be refunded the remaining 13% of the proceeds.  A refund of approximately $3 million was made to one customer in the second quarter of 2006, which was offset by approximately $1 million related to both the loss WPS recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage.  Pursuant to the FERC order settlement received on August 14, 2007, WPS completed lump-sum payments to the remaining FERC customers of approximately $16 million (including interest), representing their contributions to the nonqualified decommissioning trust fund during the period in which they received service from WPS.  The settlement would also require these FERC customers to make two separate lump-sum payments to WPS with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage.  Payments made to WPS total approximately $1 million and $8 million, respectively, and were netted against the $16 million refund due to these customers.

The PSCW disallowed recovery of 50% of the 2005 loss on the sale of Kewaunee.  The entire loss had previously been approved for deferral, resulting in WPS writing off $6.1 million in 2005 of the regulatory asset previously recorded.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPS's 2006 rate case, the PSCW determined that it was reasonable for WPS to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At December 31, 2008, $19.1 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

Michigan

2009 MGU Rate Case

On January 13, 2009, the MPSC issued a final written order approving a settlement agreement authorizing a retail natural gas rate increase of $6.0 million, effective January 14, 2009.  The rate increase was required due primarily to general inflation, low margin revenue growth, increased costs of customer service functions, and increased costs to environmentally remediate former manufactured gas plants.

2008 WPS Rate Case

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity.  The MPSC approved a common equity ratio of 56.4% in WPS's regulatory capital structure.

Illinois

2010 Rate Case

On February 25, 2009, PGL and NSG each filed a request with the ICC to increase natural gas distribution rates for 2010.  PGL's requested increase is $161.9 million and NSG's requested increase is $22.0 million. The proposed rate increase is required to allow PGL and NSG to recover their forecasted 2010 cost of service and to earn a reasonable return on their investment.  Each filing includes a proposed 12% rate of return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The filing includes a proposed overall return of 9.34% and 9.18% for PGL and NSG, respectively.  PGL also requested approval of a mechanism for cost recovery, outside of the rate case, of an accelerated cast iron main replacement program.

The Illinois rate case process requires receipt of a written order from the ICC within 11 months from the filing date, which would be January 2010.

2008 Rate Case

On February 5, 2008, the ICC issued a final written order authorizing PGL a retail natural gas distribution rate increase of $71.2 million and requiring a retail natural gas rate decrease of $0.2 million for NSG.  The new rates for PGL reflected a 10.19% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The new rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a VBA decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which will allow PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation may be introduced again.  Integrys Energy Group actively supports the ICC's decision to approve this rate setting mechanism.  The order also approved an Enhanced Efficiency Program, which will allow PGL and NSG to recover $6.4 million and $1.1 million, respectively, of energy efficiency costs.  PGL and NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008.

On March 26, 2008, the ICC denied PGL's and NSG's request for rehearing of their rate orders, and all but one such request from interveners.  The ICC only granted rehearing on a request to change the way PGL allocates interstate hub services revenues among customer groups.  On April 28, 2008, PGL and NSG filed a Notice of Appeal with the Illinois appellate court regarding the ICC's order denying rehearing on certain issues.  On April 30, 2008, the ICC submitted a letter to the Illinois appellate court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the PGL and NSG appeal as premature, it requested that the court hold the due date for the ICC to file the record with the court.  On May 2, 2008, two interveners each separately filed a Notice of Appeal.  On June 6, 2008, several parties filed a stipulation to resolve the way PGL allocates interstate hub services revenues among customer groups.  On July 30, 2008, the ICC approved the stipulation, as well as a rehearing order.  The approved stipulation took effect on November 1, 2008.  Subsequent to the approval of the stipulation, PGL and NSG filed appeals in the second district of the Illinois appellate court and after that, four other parties filed appeals in the first district of the Illinois appellate court.  On September 29, 2008, the ICC asked the Illinois Supreme Court to vacate the second district's transfer of the appeal to the first district, and the Illinois Supreme Court denied the ICC's motion.  On appeal, parties may only raise issues on which they sought rehearing at the ICC.  These issues include the VBA decoupling mechanism.  No decision on the appeal is expected until at least the second half of 2009.

PEC Merger

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

●	proposing a combined $7.5 million Enhanced Efficiency Program at PGL and NSG, which was contingent on receiving cost recovery in the rate case orders, and
●	filing certain changes to the small volume transportation service programs.

The ICC approved a cost recovery mechanism for the Enhanced Efficiency Program costs.  The order provides authority for PGL and NSG to recover from ratepayers up to an additional $9.9 million of combined merger costs in a future rate case, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that the merger synergy savings realized have exceeded merger costs.  As of December 31, 2008, the regulatory asset balance representing merger costs to be recovered totaled $10.7 million at PGL and $1.5 million at NSG.

Minnesota

On July 31, 2008, MERC filed a request with the MPUC to increase retail natural gas rates $22.0 million (6.4%).  The proposed natural gas rate increase is required because of general inflation coupled with low sales growth and increased costs to provide customer service functions.  On September 11, 2008, the MPUC issued an order approving an interim rate increase of $19.8 million, effective October 1, 2008.  This interim rate increase is subject to refund pending the final rate order, which is expected in the second quarter of 2009.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between MISO and the PJM Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

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

The SECA is also an issue for WPS and UPPCO.  It is anticipated that most of the SECA charges incurred or refunds received by WPS and UPPCO will be passed on to customers through rates, and will not have a material effect on the financial position or results of operations of WPS or UPPCO.

NOTE 24--SEGMENTS OF BUSINESS

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments.  At December 31, 2008, Integrys Energy Group reported four segments, which are described below.

●	The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.
●
The natural gas utility segment includes the regulated natural gas utility operations of WPS, MGU, MERC, PGL, and NSG.  The regulated natural gas utility operations of PGL and NSG have been included in results of operations since the PEC merger date.

●
Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

●
The Holding Company and Other segment, another nonregulated segment, includes the operations of the Integrys Energy Group holding company and the PEC holding company (which was included in results of operations since the PEC merger date), along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  IBS is a wholly owned centralized service company that provides administrative and general support services for Integrys Energy Group's six regulated utilities and portions of administrative and general support services for Integrys Energy Services.  Equity earnings from our investments in ATC and WRPC are also included in the Holding Company and Other segment.

The nonregulated oil and natural gas production segment includes the results of PEP, which were reported as discontinued operations in 2007.  PEP engaged in the acquisition, development and production of oil and natural gas reserves in selected onshore basins in the United States through direct ownership in oil, natural gas, and mineral leases.  Integrys Energy Group completed the sale of PEP in September 2007.

The tables below present information for the respective years pertaining to our operations segmented by lines of business.

	Regulated Utilities			Nonutility and Nonregulated Operations
2008 (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility (1)	Integrys Energy Services	Holding Company and Other (2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,284.6	$3,025.3	$4,309.9	$9,726.5	$11.4	$-	$14,047.8
Intersegment revenues	44.3	0.6	44.9	8.7	0.6	(54.2)	-
Goodwill impairment loss	-	6.5	6.5	-	-	-	6.5
Depreciation and amortization expense	84.3	108.3	192.6	14.5	14.3	-	221.4
Miscellaneous income (expense)	6.0	7.0	13.0	8.7	111.5	(45.9)	87.3
Interest expense	36.7	56.6	93.3	12.1	98.6	(45.9)	158.1
Provision (benefit) for income taxes	48.1	57.1	105.2	(56.2)	2.2	-	51.2
Income (loss) from continuing operations	94.7	85.5	180.2	(65.4)	10.0	-	124.8
Discontinued operations	-	-	-	3.9	0.8	-	4.7
Preferred stock dividends of subsidiary	2.1	1.0	3.1	-	-	-	3.1
Income (loss) available for common shareholders	92.6	84.5	177.1	(61.5)	10.8	-	126.4
Total assets	2,752.4	5,173.8	7,926.2	5,050.2	2,491.2	(1,195.1)	14,272.5
Cash expenditures for long-lived assets	207.4	237.3	444.7	68.1	20.0	-	532.8
(1) Includes only utility operations.
(2) Nonutility operations are included in the Holding Company and Other column.

	Regulated Utilities			Nonutility and Nonregulated Operations
2007 (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility (1)	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other (2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,202.9	$2,102.5	$3,305.4	$6,975.7	$-	$11.3	$-	$10,292.4
Intersegment revenues	43.2	1.2	44.4	4.0	-	1.2	(49.6)	-
Depreciation and amortization expense	80.1	97.7	177.8	14.4	-	2.9	-	195.1
Miscellaneous income (expense)	8.3	5.5	13.8	(0.3)	0.1	81.4	(30.9)	64.1
Interest expense	32.4	53.4	85.8	13.5	2.4	93.7	(30.9)	164.5
Provision (benefit) for income taxes	51.5	14.5	66.0	26.3	(1.0)	(5.3)	-	86.0
Income (loss) from continuing operations	89.6	29.6	119.2	83.2	(2.5)	(18.8)	-	181.1
Discontinued operations	-	-	-	14.8	58.5	-	-	73.3
Preferred stock dividends of subsidiary	2.2	0.9	3.1	-	-	-	-	3.1
Income (loss) available for common shareholders	87.4	28.7	116.1	98.0	56.0	(18.8)	-	251.3
Total assets	2,470.8	4,777.8	7,248.6	3,150.6	-	1,911.4	(1,076.2)	11,234.4
Cash expenditures for long-lived assets	202.6	158.8	361.4	20.5	-	10.7	-	392.6
(1) Includes only utility operations.
(2) Nonutility operations are included in the Holding Company and Other column.

	Regulated Utilities			Nonutility and Nonregulated Operations
2006 (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility (1)	Integrys Energy Services	Holding Company and Other (2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,057.9	$676.1	$1,734.0	$5,151.8	$4.9	$-	$6,890.7
Intersegment revenues	41.5	0.8	42.3	7.3	1.2	(50.8)	-
Depreciation and amortization expense	78.5	32.7	111.2	9.4	0.7	-	121.3
Miscellaneous income (expense)	3.2	1.0	4.2	(11.4)	66.0	(16.0)	42.8
Interest expense	30.0	18.1	48.1	15.4	51.7	(16.0)	99.2
Provision (benefit) for income taxes	48.6	1.5	50.1	(5.0)	(0.1)	-	45.0
Income (loss) from continuing operations	87.6	(1.3)	86.3	65.0	0.3	-	151.6
Discontinued operations	-	-	-	7.3	-	-	7.3
Preferred stock dividends of subsidiary	2.1	1.0	3.1	-	-	-	3.1
Income (loss) available for common shareholders	85.5	(2.3)	83.2	72.3	0.3	-	155.8
Cash expenditures for long-lived assets	282.1	54.6	336.7	5.5	(0.2)	-	342.0
(1) Includes only utility operations.
(2) Nonutility operations are included in the Holding Company and Other column.

	2008		2007		2006
Geographic Information (Millions)	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues
United States	$11,639.3	$7,603.0	$8,343.8	$7,028.2	$4,908.6
Canada *	2,408.5	20.0	1,948.6	20.6	1,982.1
Total	$14,047.8	$7,623.0	$10,292.4	$7,048.8	$6,890.7
* Revenues and assets of Canadian subsidiaries.

NOTE 25--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions, except share amounts)	Three Months Ended
	2008
	March	June	September	December	Total
Operating revenues	$3,989.2	$3,417.2	$3,223.1	$3,418.3	$14,047.8
Operating income (loss)	234.7	53.1	(76.2)	35.1	246.7
Income (loss) from continuing operations	136.6	24.8	(58.4)	21.8	124.8
Discontinued operations, net of tax	-	0.1	-	4.6	4.7
Preferred stock dividends of subsidiary	0.8	0.8	0.7	0.8	3.1
Income (loss) available for common shareholders	$135.8	$24.1	$(59.1)	$25.6	$126.4

Average number of shares of common stock (basic)	76.6	76.6	76.7	76.7	76.7
Average number of shares of common stock (diluted)	76.8	76.9	76.7	77.0	77.0

Earnings (loss) per common share (basic) *
Income (loss) from continuing operations	$1.77	$0.31	$(0.77)	$0.27	$1.59
Discontinued operations	-	-	-	0.06	0.06
Earnings (loss) per common share (basic)	1.77	0.31	(0.77)	0.33	1.65
Earnings (loss) per common share (diluted) *
Income (loss) from continuing operations	1.77	0.31	(0.77)	0.27	1.58
Discontinued operations	-	-	-	0.06	0.06
Earnings (loss) per common share (diluted)	1.77	0.31	(0.77)	0.33	1.64
* Earnings per share for the individual quarters do not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

(Millions, except share amounts)	Three Months Ended
	2007
	March	June	September	December	Total
Operating revenues	$2,746.6	$2,361.7	$2,122.5	$3,061.6	$10,292.4
Operating income (loss)	183.1	(33.9)	54.1	164.1	367.4
Income (loss) from continuing operations	117.2	(39.6)	11.6	91.9	181.1
Discontinued operations, net of tax	23.0	24.0	32.3	(6.0)	73.3
Preferred stock dividends of subsidiary	0.8	0.8	0.7	0.8	3.1
Income (loss) available for common shareholders	$139.4	$(16.4)	$43.2	$85.1	$251.3

Average number of shares of common stock (basic)	57.5	76.0	76.2	76.5	71.6
Average number of shares of common stock (diluted)	57.8	76.0	76.5	76.6	71.8

Earnings (loss) per common share (basic) *
Income (loss) from continuing operations	$2.02	$(0.53)	$0.14	$1.19	$2.49
Discontinued operations	0.40	0.31	0.43	(0.08)	1.02
Earnings (loss) per common share (basic)	2.42	(0.22)	0.57	1.11	3.51
Earnings (loss) per common share (diluted) *
Income (loss) from continuing operations	2.01	(0.53)	0.14	1.19	2.48
Discontinued operations	0.40	0.31	0.42	(0.08)	1.02
Earnings (loss) per common share (diluted)	2.41	(0.22)	0.56	1.11	3.50
* Earnings per share for the individual quarters may not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

Because of various factors, the quarterly results of operations are not necessarily comparable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Integrys Energy Group, Inc:

We have audited the accompanying consolidated balance sheets of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Integrys Energy Group, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(t) to the consolidated financial statements, at January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, WI
February 25, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, Integrys Energy Group's management, with the participation of Integrys Energy Group's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Integrys Energy Group's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation, Integrys Energy Group's disclosure controls and procedures were effective in accumulating and communicating  information relating to Integrys Energy Group (including its consolidated subsidiaries) as appropriate to allow timely decisions regarding required disclosures to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls

There were no changes in Integrys Energy Group's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management Reports on Internal Control over Financial Reporting

For Integrys Energy Group's Management Report on Internal Control over Financial Reporting, see Section A of Item 8.

Reports of Independent Registered Public Accounting Firm

For Integrys Energy Group's Reports of Independent Registered Public Accounting Firm, see Sections B and H of Item 8.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding the directors of Integrys Energy Group, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2009 (Proxy Statement), under the captions "Election of Directors," "Ownership of Voting Securities – Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees," respectively.  Such information is incorporated by reference as if fully set forth herein.

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

Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines and charters of the board committees may be accessed on the Integrys Energy Group Web site, www.integrysgroup.com under "Investors" then select "Corporate Governance."  Copies of Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines and charters of the board committees can also be obtained by writing to Integrys Energy Group, Inc., Attention:  Barth J. Wolf, Vice President, Chief Legal Officer and Secretary, 700 North Adams Street, Green Bay, Wisconsin 54301. Amendments to, or waivers from, our Code of Conduct will be disclosed on our Web site within the prescribed time period.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this Item regarding compensation paid by Integrys Energy Group to its directors and its "named executive officers" in 2008 can be found in Integrys Energy Group's Proxy Statement under the captions "Director Compensation" and "Executive Compensation."  Such information is incorporated by reference as if fully set forth herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding the principal securities holders of Integrys Energy Group and the security holdings of its directors and executive officers can be found in Integrys Energy Group's Proxy Statement under the caption "Ownership of Voting Securities – Beneficial Ownership."  Such information is incorporated by reference as if fully set forth herein.

Information required by this Item regarding equity compensation plans of Integrys Energy Group can be found in Integrys Energy Group's Proxy Statement under the caption "Ownership of Voting Securities –
Equity Compensation Plan Information."  Such information is incorporated by reference as if fully set forth herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

WPS provides and receives services, property, and other items of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  All such transactions are made pursuant to a Master Affiliated Interest Agreement approved by the PSCW.  MGU, MERC, UPPCO, PGL, and NSG (together with WPS, the “regulated subsidiaries”) have all been added as parties to this agreement, and like WPS, can also provide and receive services, property, and other items of value to and from their parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  The agreement provides that the regulated subsidiaries must receive payment equal to the higher of its cost or fair value for services, property, and other items of value which the regulated subsidiaries provide to Integrys Energy Group or its other nonregulated subsidiaries, and that the regulated subsidiaries must make payments equal to the lower of the provider's cost or fair value for services, property, and other items of value which Integrys Energy Group or its other nonregulated subsidiaries provide to the regulated subsidiaries.  The agreement further provides that any services, property, or other items of value provided to or from any of the regulated subsidiaries of Integrys Energy Group be provided at cost.  Modification or amendment to this agreement requires the approval of the PSCW.

Under the ICC-approved Services and Transfer Agreement, NSG and PGL can provide to and receive from each other; their parent, PEC; and other wholly owned subsidiaries of PEC, certain facilities, services and assets.  If PGL or NSG receive facilities or services, they are charged the prevailing market price but no more than fully distributed cost.  Costs are based on direct charges or an allocation method.  For asset transfers between PGL and NSG, the transferring party charges its current net book value.  For transactions involving other parties, the charge is the fair market value.  Asset transfers by PGL or NSG to a nonutility are charged at the prevailing market price.  Asset transfers involving PGL or NSG may require prior ICC approval.  The ICC must approve changes or amendments to this agreement.

Under the ICC-approved Affiliated Interest Agreement, PGL and NSG can provide to and receive from Integrys Energy Group and its regulated utility subsidiaries, certain services.  All services are provided at cost.  The ICC must approve changes or amendments to this agreement.

IBS provides 14 categories of services (including financial, human resource, and administrative services) to all six regulated utility companies of Integrys Energy Group pursuant to a Master Regulated Affiliated Interest Agreement (Regulated AIA) which has been approved by, or granted appropriate waivers from, the PSCW, MPSC, ICC, and MPUC.  IBS also provides services to its nonregulated affiliates pursuant to a Master Non-Regulated Affiliated Interest Agreement (Non-Regulated AIA).  As required by FERC regulations for centralized service companies, IBS renders services at cost.  The PSCW, MPSC, ICC, and MPUC must be notified prior to making changes to the Regulated and Non-Regulated AIAs.  Recovery of allocated costs is addressed in individual utility rate cases.

In 2008, a new Affiliated Interest Agreement that would govern the provision of intercompany services, other than IBS services, within Integrys Energy Group, was submitted to the appropriate regulators for approval.  The new agreement was written primarily to limit the scope of services that had been provided under current agreements that are now being provided by IBS.  The new agreement would replace the current agreements (except for allocation of costs to achieve merger synergies) referred to above, after proper approvals.  The pricing methodologies from the current agreements carry forward to the new agreement.

Information required by this Item regarding Integrys Energy Group's related person transactions and director independence can be found in Integrys Energy Group's Proxy Statement under the captions "Election of Directors – Related Person Transaction Policy" and "Election of Directors – Director Independence," respectively.  Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For a summary of the fees billed to Integrys Energy Group (including its subsidiaries) by Deloitte & Touche LLP for professional services performed for 2008 and 2007, please see Integrys Energy Group's Proxy Statement under the caption "Principal Fees and Service Paid to Independent Registered Public Accounting Firm."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2008, 2007, and 2006		89

	Consolidated Balance Sheets as of December 31, 2008 and 2007		90

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2008, 2007, and 2006		91

	Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007, and 2006		92

	Notes to Consolidated Financial Statements		93

	Report of Independent Registered Public Accounting Firm		155

(2)
Financial Statement Schedules.
The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	161

	B.	Balance Sheets	162

	C.	Statements of Cash Flows	163

	D.	Notes to Parent Company Financial Statements	164

	Schedule II Integrys Energy Group, Inc. Valuation and Qualifying Accounts		171

(3)	Listing of all exhibits, including those incorporated by reference. See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2009.

INTEGRYS ENERGY GROUP, INC.

(Registrant)

By:	/s/ Charles A. Schrock
Charles A. Schrock President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Keith E. Bailey *	Director
Richard A. Bemis *	Director
William J. Brodsky *	Director
Albert J. Budney, Jr. *	Director
Pastora San Juan Cafferty *	Director
Ellen Carnahan *	Director
Robert C. Gallagher *	Director
Kathryn M. Hasselblad-Pascale *	Director
John W. Higgins *	Director
James L. Kemerling *	Director
Michael E. Lavin *	Director
William F. Protz, Jr. *	Director
Charles A. Schrock *	Director
Larry L. Weyers *	Executive Chairman

/s/ Charles A. Schrock	President and Chief Executive Officer (principal executive officer)	February 25, 2009
Charles A. Schrock

/s/ Joseph P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2009
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 25, 2009
Diane L. Ford

* By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 25, 2009

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions, except per share data)	2008	2007	2006

Equity earnings in excess of dividends from subsidiaries	$44.2	$116.4	$83.2
Dividends from subsidiaries	134.9	120.0	110.2
Income from subsidiaries	179.1	236.4	193.4
Investment income and other	19.4	17.7	16.7
Total income	198.5	254.1	210.1

Operating expenses (income)	3.4	18.5	17.1
Operating Income	195.1	235.6	193.0

Interest expense	75.0	65.5	48.4

Income before taxes	120.1	170.1	144.6
Provision for income taxes	(1.6)	(7.9)	(3.9)
Income from continuing operations	121.7	178.0	148.5

Discontinued operations, net of tax	4.7	73.3	7.3
Net Income	$126.4	$251.3	$155.8

Retained earnings, beginning of year	$701.9	$628.2	$568.7
Common stock dividends	(203.9)	(177.0)	(96.0)
Other	0.2	(0.6)	(0.3)
Retained earnings, end of year	$624.6	$701.9	$628.2

Average shares of common stock
Basic	76.7	71.6	42.3
Diluted	77.0	71.8	42.4

Earnings (loss) per common share (basic)
Income from continuing operations	$1.59	$2.49	$3.51
Discontinued operations, net of tax	0.06	1.02	0.17
Earnings per common share (basic)	$1.65	$3.51	$3.68

Earnings (loss) per common share (diluted)
Income from continuing operations	$1.58	$2.48	$3.50
Discontinued operations, net of tax	0.06	1.02	0.17
Earnings per common share (diluted)	$1.64	$3.50	$3.67

Dividends per common share	$2.68	$2.56	$2.28

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2008	2007
Assets

Cash and cash equivalents	$190.9	$-
Accounts receivable from related parties	33.9	46.2
Interest receivable from related parties	5.2	4.5
Deferred income taxes	0.2	0.2
Notes receivable from related parties	150.9	66.4
Assets from risk management activities	14.7	-
Other current assets	27.3	3.1
Current assets	423.1	120.4

Total investments in subsidiaries, at equity	4,206.1	4,142.7

Notes receivable from related parties	210.9	211.5
Property and equipment, net	5.3	12.2
Advances to related parties	10.5	12.1
State deferred tax assets	16.5	28.2
Other	26.3	28.2
Total assets	$4,898.7	$4,555.3

Liabilities and Shareholders' Equity

Short-term debt to related parties	$276.1	$220.9
Short-term debt	473.9	70.4
Current portion of long-term debt	150.0	-
Accounts payable to related parties	49.7	5.8
Interest payable to related parties	5.9	4.5
Accounts payable	0.1	1.7
Liabilities from risk management activities	1.5	1.5
Other current liabilities	12.6	43.2
Current liabilities	969.8	348.0

Long-term debt to related parties	346.0	346.0
Long-term debt	465.1	615.0
Federal deferred tax liability	8.8	2.6
Liabilities from risk management activities	3.5	2.6
Advances from related parties	2.0	3.2
Other	3.9	2.1
Long-term liabilities	829.3	971.5

Commitments and contingencies

Common stock equity	3,099.6	3,235.8
Total liabilities and shareholders' equity	$4,898.7	$4,555.3

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2008	2007	2006

Operating Activities
Net income	$126.4	$251.3	$155.8
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(4.7)	(73.3)	(7.3)
Equity income from subsidiaries, net of dividends	(44.2)	(116.4)	(83.2)
Deferred income taxes	19.7	(8.0)	(2.0)
Gain on sale of investment	-	(1.6)	-
Other	7.9	14.0	1.7

Changes in working capital
Receivables	1.2	(2.0)	0.1
Receivables from related parties	20.3	(30.6)	(8.8)
Other current assets	(25.2)	-	-
Accounts payable	(1.6)	0.8	0.2
Accounts payable to related parties	41.7	2.9	5.0
Other current liabilities	(30.4)	33.8	3.0
Net cash (used for) provided by operating activities	111.1	70.9	64.5

Investing Activities
Capital expenditures	-	(10.7)	(0.1)
Short-term notes receivable from related parties	(84.6)	57.2	(222.9)
Advance to related parties	1.6	1.8	2.2
Equity contributions to subsidiaries	(163.0)	(100.9)	(593.9)
Return of capital from subsidiaries	83.4	34.1	54.7
Proceeds from sale of investment	-	2.0	-
Cash paid for transaction cost related to acquisitions	-	(14.4)	(11.8)
Other	7.4	-	0.3
Net cash used for investing activities	(155.2)	(30.9)	(771.5)

Financing Activities
Commercial paper, net	182.5	(454.4)	345.0
Notes payable to related parties	55.2	545.9	-
Issuance of notes payable	155.7	-	-
Issuance of short-term debt	50.0	-	-
Issuance of long-term debt	-	-	300.0
Issuance of common stock	-	45.6	164.6
Dividends paid on common stock	(203.9)	(177.0)	(96.0)
Other	(4.5)	(1.7)	(5.1)
Net cash (used for) provided by financing activities	235.0	(41.6)	708.5

Net change in cash and cash equivalents	190.9	(1.6)	1.5
Cash and cash equivalents at beginning of year	-	1.6	0.1
Cash and cash equivalents at end of year	$190.9	$-	$1.6

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

D.     NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

SUPPLEMENTAL NOTES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation--For Parent Company only presentation, investments in subsidiaries are accounted for using the equity method. The condensed Parent Company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Integrys Energy Group appearing in this Form 10-K. The consolidated financial statements of Integrys Energy Group reflect certain businesses as discontinued operations. In the Integrys Energy Group consolidated financial statements, no assets were reported as held for sale at year-end 2008 and 2007.  For Parent Company only presentation, the investments in discontinued operations are recorded in Investments in Subsidiary Companies. The condensed Parent Company statements of income and statements of cash flows report the earnings and cash flows of these businesses as discontinued operations.

(b)      Cash and Cash Equivalents--We consider short-term investments with an original maturity of three   months or less to be cash equivalents.

Cash paid for taxes during 2008 and 2006 was $27.2 million and $1.1 million, respectively.  No taxes were paid in 2007.  During 2008, 2007 and 2006, cash paid for interest totaled $46.1 million, $55.1 million and $44.9 million, respectively.

Non-cash transactions were as follows:

(Millions)	2008	2007	2006
Transaction costs related to the merger with PEC funded through other current liabilities	$-	$-	$8.1

Equity issued for net assets acquired in PEC merger	-	1,559.3	-

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

Risk management activities:  Assets and liabilities from risk management activities are recorded at fair value in accordance with SFAS No. 133.

The estimated fair values of Integrys Energy Group’s financial instruments as of December 31 were:

(Millions)	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term notes receivable	$150.9	$150.9	$66.4	$66.4
Long-term notes receivable	210.9	199.9	211.5	215.0
Short-term notes payable	497.2	497.2	220.9	220.9
Current portion of long-term debt	150.0	147.4	-	-
Long-term debt	811.1	645.2	961.0	936.5
Commercial paper	252.8	252.8	70.4	70.4
Risk management activities – net	9.7	9.7	4.1	4.1
Cash and cash equivalents	190.9	190.9	-	-

NOTE 3--SHORT-TERM NOTES RECEIVABLE – RELATED PARTIES

Integrys Energy Group has short-term notes receivable from related parties outstanding as of December 31, 2008 and 2007. Notes receivable bear interest rates that approximate current market rates.

(Millions)	2008	2007
UPPCO	$6.8	$1.3
Integrys Energy Services	81.7	-
MERC	22.3	33.1
MGU	27.0	32.0
IBS	13.1	-
Total	$150.9	$66.4

NOTE 4--LONG-TERM NOTES RECEIVABLE – RELATED PARTIES

Integrys Energy Group has long-term notes receivable from related parties outstanding as of December 31, 2008 and 2007.

(Millions)		2008	2007
WPSC
Series	Year Due
8.76%	2015	$ 4.0	$ 4.3
7.35%	2016	5.9	6.2

UPPCO
Series	Year Due
5.25%	2013	15.0	15.0
6.06%	2017	15.0	15.0

MERC
Series	Year Due
6.03%	2013	29.0	29.0
6.16%	2016	29.0	29.0
6.40%	2021	29.0	29.0

MGU
Series	Year Due
5.72%	2013	28.0	28.0
5.76%	2016	28.0	28.0
5.98%	2021	28.0	28.0

Total		$210.9	$211.5

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

The information in the table below relates to short-term debt and lines of credit for the years indicated:

(Millions, except for percentages)	2008	2007

As of end of year
Commercial paper outstanding	$252.8	$70.4
Average effective rate on outstanding commercial paper	6.02%	5.54%
Short-term notes payable outstanding *	$171.1	$-
Average interest rate on short-term notes payable	3.50%	-
Borrowings under revolving credit facilities	$50.0	$-
Average discount rate on revolving credit facilities	3.25%	-
Available (unused) lines of credit	$685.5	$794.5

*
In November 2008, Integrys Energy Group entered into a short-term debt agreement extending      through March 2009 to finance its working capital requirements and for general corporate purposes.  The agreement requires principal and interest payments to be made in yen.  Integrys Energy Services entered into two forward foreign currency exchange contracts to hedge the variability of the foreign currency exchange rate risk associated with the principal and fixed rate interest payments, and Integrys Energy Group expects the principal amount of repayment at maturity, combined with the settlement amount of the forward contracts, to be $156.7 million.  See Integrys Energy Group Note 2, "Risk Management Activities" to the consolidated financial statements, for more information.

The commercial paper at December 31, 2008, had varying maturity dates ranging from January 2, 2009 through January 30, 2009.

SHORT-TERM NOTES PAYABLE – RELATED PARTIES

Integrys Energy Group has short-term notes payable to related parties outstanding as of December 31, 2008 and 2007. Notes payable bear interest rates that approximate current market rates.

(Millions)	2008	2007
Integrys Energy Services	$-	$32.3
PEC	276.1	188.6
Total	$276.1	$220.9

NOTE 6--LONG-TERM DEBT

Integrys Energy Group has long-term unsecured notes payable at December 31, 2008 and 2007. Interest is paid semiannually.

(Millions)		2008	2007
Unsecured senior notes
Series	Year Due
7.00%	2009	$150.0	$150.0
5.375%	2012	100.0	100.0

Unsecured junior subordinated notes (1)
Series	Year Due
6.11%	2066	300.0	300.0

Unsecured term loan due 2010 (2)		65.6	65.6
Unsecured term loan due 2011 (3)		325.0	325.0
Unsecured term loan due 2021 (4)		21.0	21.0
Total		961.6	961.6
Unamortized discount on notes		(0.5)	(0.6)
Total debt		$961.1	$961.0
Less current portion		(150.0)	-
Total long-term debt		$811.1	$961.0

(1)
On December 1, 2006, Integrys Energy Group issued $300.0 million of Junior Subordinated Notes.  Due to certain features of these notes, rating agencies consider them to be hybrid instruments with a combination of debt and equity characteristics.  These notes have a 60-year term and rank junior to all current and future indebtedness of Integrys Energy Group, with the exception of trade accounts payable and other accrued liabilities arising in the ordinary course of business.  Interest is payable semi-annually at the stated rate of 6.11% for the first ten years, but the rate has been fixed at 6.22% for this period through the use of forward-starting interest rate swaps.  The interest rate will float for the remainder of the term.  The notes can be prepaid without penalty after the first ten years.  Integrys Energy Group has agreed, however, in a replacement capital covenant with the holders of Integrys Energy Group's 5.375% Unsecured Senior Notes due December 1, 2012, that it will not redeem or repurchase the Junior Subordinated Notes on or prior to December 1, 2036 unless such repurchases or redemptions are made from the proceeds of the sale of specific securities considered by rating agencies to have equity characteristics equal to or greater than those of the Junior Subordinated Notes.

(2)
On June 17, 2005, $62.9 million of non-recourse debt at Integrys Energy Services collateralized by nonregulated assets was restructured to a five-year Integrys Energy Group obligation as a result of the sale of Sunbury’s allocated emission allowances.  In addition, $2.7 million drawn on a line of credit at Integrys Energy Services was rolled into the five-year Integrys Energy Group obligation.  The floating interest rate on the total five-year Integrys Energy Group’s obligation of $65.6 million has been fixed at 4.595% through two interest rate swaps.  See Note 2, Integrys Energy Group "Risk Management Activities" to consolidated financial statements, for additional information.

(3)
On September 28, 2007, Integrys Energy Group issued a $325.0 million long-term promissory note to PEC.  The note bears interest at a rate of 5.25% and matures in January 2011.  Proceeds of the note were used to reduce the balance of commercial paper outstanding.

(4)
Integrys Energy Group has a long-term note payable to Integrys Energy Services at December 31, 2008 and 2007 of $21.0 million.  The note bears interest at a rate that approximates current market rates and is due in 2021.  We also have guaranteed other long-term debt and obligations of our subsidiaries arising in the normal course of business for both years as described in Note 7, Guarantees.

At December 31, 2008, Integrys Energy Group (parent company) was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts for Integrys Energy Group (parent company) is as follows:

Year ending December 31 (Millions)

2009	$150.0
2010	65.6
2011	325.0
2012	100.0
2013	-
Later years	321.0
Total payments	$961.6

NOTE 7--GUARANTEES

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

The following table shows outstanding guarantees at Integrys Energy Group at December 31, 2008:

		Expiration
(Millions)	Total Amounts Committed at December 31, 2008	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$2,156.5	$1,607.1	$448.9	$19.2	$81.3
Guarantees of subsidiary debt and revolving line of credit (2)	928.1	175.0	725.0	-	28.1
Standby letters of credit (3)	403.6	389.7	13.9	-	-
Surety bonds (4)	3.5	3.5	-	-	-
Total guarantees	$3,491.7	$2,175.3	$1,187.8	$19.2	$109.4

(1)
Consists of parental guarantees of $1,981.3 million to support the business operations of Integrys Energy Services, of which $5.0 million received specific authorization from Integrys Energy Group's Board of Directors and was not subject to the guarantee limit discussed below; $88.4 million and $81.8 million, respectively, related to natural gas supply at MERC and MGU, of an authorized $150.0 million and $100.0 million, respectively; and $5.0 million, of an authorized $125.0 million, to support business operations at PEC.  These guarantees are not reflected in the Consolidated Balance Sheets.

(2)
Consists of agreements to fully and unconditionally guarantee (1) PEC's $400.0 million revolving line of credit; (2) on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011; (3) Integrys Energy Services’ $175.0 million credit agreement used to finance natural gas in storage and margin requirements related to natural gas and electric contracts traded on the NYMEX and the Intercontinental Exchange, as well as for general corporate purposes; and (4) $28.1 million supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $1.1 million is subject to Integrys Energy Services' parental guarantee limit discussed below.  Parental guarantees related to subsidiary debt and credit agreements outstanding are not included in the Consolidated Balance Sheets.

(3)
Comprised of $398.4 million issued to support Integrys Energy Services' operations, including $2.5 million that received specific authorization from Integrys Energy Group's Board of Directors; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at UPPCO, MGU, MERC, and PEC.  These amounts are not reflected in the Consolidated Balance Sheets.

(4)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included in the Consolidated Balance Sheets.

Integrys Energy Group has provided total parental guarantees of $2,584.3 million on behalf of Integrys Energy Services.  Integrys Energy Group's exposure under these guarantees related to open transactions at December 31, 2008, was approximately $837.0 million.  At December 31, 2008, management was authorized to issue corporate guarantees up to an aggregate amount of $2.95 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts were subject to this limit:

(Millions)	December 31, 2008
Guarantees supporting commodity transactions of subsidiaries	$1,976.3
Guarantees of subsidiary debt	176.1
Standby letters of credit	395.9
Surety bonds	1.5
Total guarantees subject to $2.95 billion limit	$2,549.8

NOTE 8--INCOME TAXES

The principal components of Integrys Energy Group’s deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2008	2007

Deferred tax assets:
Plant related	$10.9	$7.7
State capital and operating loss carryforwards	11.3	9.8
Employee benefits	6.8	6.0
Price-risk management	1.8	-
Deferred income and deductions	-	2.8
Other	1.1	0.6
Total deferred tax assets	31.9	26.9
Valuation allowance	(1.2)	(1.1)
Net deferred tax assets	$30.7	$25.8

Deferred tax liabilities:
Plant related	$21.7	$-
Other	1.1	-
Total deferred tax liabilities	$22.8	$-

Carryforward periods for state capital and operating loss carryforwards vary, but in the majority of states in which we do business, the period is 15 years or more.  The balance of the carryforwards of state net operating losses is $218.5 million for all states.  Valuation allowances have been established for certain state operating and capital loss carryforwards due to the uncertainty of the ability to realize the benefit of these losses in the future.

SCHEDULE II
INTEGRYS ENERGY GROUP
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2008, 2007, and 2006
(in Millions)

	Balance at	Acquisitions	Additions	Additions
	Beginning of	of	Charged to	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Other Accounts (1)	Reductions (2)	End of Year

2006	$12.7	$4.6	$10.9	$-	$11.2	$17.0

2007	$17.0	$42.9	$39.1	$2.8	$45.8	$56.0

2008	$56.0	$-	$76.8	$5.6	$75.9	$62.5

(1) Represents amounts charged to tax liabilities related to revenue taxes uncollectible from customers.
(2) Represents amounts written off to the reserve, net of any adjustments.

EXHIBIT INDEX

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Certain other instruments, which would otherwise be required to be listed below, have not been so listed as such instruments do not authorize long-term debt securities in an amount which exceeds 10% of the total assets of Integrys Energy Group  and its subsidiaries on a consolidated basis.  Integrys Energy Group agrees to furnish a copy of any such instrument to the SEC upon request.

Explanatory Note:  Many of the exhibits listed below were entered into when Integrys Energy Group, Inc. was known as WPS Resources Corporation but have been referred to below by reference to its current name.

Exhibit Number	Description of Documents

2.1*
Asset Contribution Agreement between ATC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, WPS, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000.  (Incorporated by reference to Exhibit 2A-3 to Integrys Energy Group's Form 10-K for the year ended December 31, 2000.)

2.3*	Stock Purchase Agreement by and among PEC and El Paso E&P Company, L.P. dated August 16, 2007. (Incorporated by reference to Exhibit 2.1 to Integrys Energy Group's Form 8-K filed August 20, 2007.)

3.1	Restated Articles of Incorporation of Integrys Energy Group, as amended. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed February 27, 2007.)

3.2	By-Laws of Integrys Energy Group, as amended through February 12, 2009. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed February 19, 2009.)

4.1
Senior Indenture, dated as of October 1, 1999, between Integrys Energy Group and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between Integrys Energy Group and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); and Second Supplemental Indenture, dated as of November 1, 2002 between Integrys Energy Group and U.S. Bank National Association.  (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002.)  All references to filings are those of Integrys Energy Group (File No. 1-11337).

4.2
Subordinated Indenture, dated as of November 13, 2006, between Integrys Energy Group and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4(c) to Amendment No. 1 to Form S-3 filed December 4, 2006 [Reg. No. 333-133194]; and First Supplemental Indenture by and between Integrys Energy Group, Inc. and U.S. Bank National Association, as trustee, dated December 1, 2006.  (Incorporated by reference to  Exhibit 4 to Integrys Energy Group's Form 8-K filed December 1, 2006.)

4.3	Replacement Capital Covenant of Integrys Energy Group, Inc., dated December 1, 2006. (Incorporated by reference to Exhibit 99 to Integrys Energy Group Form 8-K filed December 1, 2006.)

4.4
Credit Agreement dated as of June 13, 2006, by and among PEC, the financial institutions party hereto, and Bank of America, N.A., JPMorgan Chase Bank, N.A., ABN AMRO Incorporated, US Bank National Association, and The Bank of Tokyo-Mitsubishi, Ltd. Chicago Branch, as agents.  (Incorporated by reference to Exhibit 10(a) to PEC - Form 10-Q filed August 9, 2006 [File No. 1-05540].)

4.5
Guaranty, dated May 18, 2007, by and among Integrys Energy Group, Inc. and Bank of America, N.A. in its capacity as Administrative Agent.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed May 22, 2007.)

4.6
First Amendment and Consent to Credit Agreement dated May 18, 2007 between PEC and Bank of America N.A., as Administrative Agent.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 8-K filed May 22, 2007.)

4.7
First Mortgage and Deed of Trust, dated as of January 1, 1941 from WPS to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of

October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003); Thirty-Seventh Supplemental Indenture, dated as of December 1, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 30, 2006); Thirty-Eighth Supplemental Indenture, dated as of August 1, 2006 (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2006); Thirty-Ninth Supplemental Indenture, dated as of November 1, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 16, 2007); and Fortieth Supplemental Indenture, dated as of December 1, 2008 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 4, 2008). All references to periodic reports are to those of WPS (File No. 1-3016).

4.8
Indenture, dated as of December 1, 1998, between WPS and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between WPS and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between WPS and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between WPS and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 30, 2006); Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2006); Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2007); and Eighth Supplemental Indenture, dated as of December 1, 2008, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 4, 2008).  References to periodic reports are to those of WPS (File No. 1-3016).

4.9	Indenture, dated as of January 18, 2001, between PEC and Bank One Trust Company National Association. (Incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed May 15, 2001[File No. 1-05540].)

4.10
First Supplemental Indenture, dated as of March 5, 2007, by and among PEC, Integrys Energy Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee including a Guaranty of Integrys Energy Group, Inc.  (Incorporated by reference to Exhibit 4.1 to Integrys Energy Group's Form 8-K filed March 9, 2007.)

4.11
PGL First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by PGL by Indenture dated March 1, 1928 (PGL - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (PGL - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (PGL - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (PGL - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (PGL - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (PGL - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (PGL - Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of PGL, effective March 1, 2000 (PGL - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); PGL Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); PGL Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); PGL Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (PEC and PGL - Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between PGL and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between PGL and Illinois Finance Authority dated as of January 1, 2005.  (Incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed   February 9, 2005); Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 7.00% Bonds, Series SS; and Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 8.00% Bonds, Series TT.

4.12
NSG Indenture, dated as of April 1, 1955, from NSG to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG - File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (NSG - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (NSG - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (NSG Gas - Form

10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (Incorporated by reference to Exhibit 4(g) to PEC Form 10-Q filed May 13, 2003) and Fifteenth Supplemental Indenture dated as of November 1, 2008, First Mortgage 7.00% Bonds, Series O.

10.1+	Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following: Phillip M. Mikulsky and Larry L. Weyers.

10.2+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Lawrence T. Borgard, Diane L. Ford, Bradley A. Johnson, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, and Barth J. Wolf.

10.3+	Form of Integrys Energy Group Performance Stock Right Agreement. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 8-K filed December 13, 2005.)

10.4+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved May 17, 2007.  (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.5+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved February 14, 2008.  (Incorporated by reference to Exhibit 10.6 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.6+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group Form 8-K filed December 13, 2006.)

10.7+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved May 17, 2007.  (Incorporated by reference to Exhibit 10.8 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.8+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved February 14, 2008.  (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.9+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved May 17, 2007.  (Incorporated by reference to Exhibit 10.10 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.10+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved February 14, 2008.  (Incorporated by reference to Exhibit 10.11 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.11+	Integrys Energy Group 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10-2 in Integrys Energy Group's Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999.)

10.12+	Integrys Energy Group 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.2 in Integrys Energy Group's Form S-8, filed December 21, 1999. [Reg. No. 333-93193].)

10.13+
Integrys Energy Group Deferred Compensation Plan as Amended and Restated Effective April 1, 2008.  (Incorporated by reference to Exhibit 10.14 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.14+
Integrys Energy Group Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective April 1, 2008.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed April 15, 2008.)

10.15+
Integrys Energy Group 2001 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.16 to Integrys Energy Group's Form 10-K for the year ended December 31, 2005, filed February 28, 2006.)

10.16+	Integrys Energy Group 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 10-Q filed August 4, 2005.)

10.17+	Integrys Energy Group 2007 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.18+	PEC Directors Stock and Option Plan as amended December 4, 2002. (Incorporated by reference to Exhibit 10(g) to PEC Form 10-Q, filed February 11, 2003 [File No. 1-05540].)

10.19+	PEC Directors Deferred Compensation Plan as amended and restated April 7, 2004. (Incorporated by reference to Exhibit 10(a) to PEC Form 10-Q filed August 4, 2005.)

10.20+	PEC Executive Deferred Compensation Plan amended as of December 4, 2002. (Incorporated by reference to Exhibit 10 (c) to PEC Form 10-Q filed February 11, 2003.)

10.21+
PEC 1990 Long-Term Incentive Compensation Plan as amended December 4, 2002.   (Incorporated by reference to Exhibit 10(d) to Quarterly Report on Form 10-Q of PEC for the quarterly period ended December 31, 2002, filed February 11, 2003 [File No. 1-05540].)

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

10.24
Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale.  (Incorporated by reference to Exhibit 4H to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 1999.)

10.25
Five Year Credit Agreement among Integrys Energy Group, Inc. and the lenders identified herein, Citibank, N.A., Wells Fargo Bank National Association, J P Morgan Chase Bank, N.A., UBS Securities LLC, U.S. Bank National Association, and U.S. Bank National Association and Citigroup Global Markets Inc., dated as of June 2, 2005.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's and WPS's Form 10-Q for the quarter ended June 30, 2005, filed August 4, 2005.)

10.26
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

10.27
Five Year Credit Agreement among Wisconsin Public Service Corporation, as Borrower, The Lenders Identified Herein, U.S. Bank National Association, as Syndication Agent, Wells Fargo Bank National Association, as Co-Documentation Agent, JPMorgan Chase Bank, N.A., as Co-Documentation Agent, UBS Securities LLC, as Co-Documentation Agent, Citibank, N.A., as Administrative Agent and Citigroup Global Markets, Inc. and U.S. Bank National Association, as Co-Lead Arrangers and Book Managers dated as of June 2, 2005.  (Incorporated by reference to Exhibit 10.22 to WPS's Form 10-K filed February 28, 2008 [File No. 1-3016].)

10.28
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

10.29* #
Joint Plant Agreement by and between WPS and Dairyland Power Cooperative, dated as of November 23, 2004.  (Incorporated by reference to Exhibit 10.19 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2004.)

12	Integrys Energy Group Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Integrys Energy Group.

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group.

23.2~	Consent of Independent Registered Public Accounting Firm for American Transmission Company LLC.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group.

99.1
Proxy Statement for Integrys Energy Group's 2009 Annual Meeting of Shareholders.  [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2008; except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

99.2~	Financial Statements of American Transmission Company LLC.

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

+	A management contract or compensatory plan or arrangement.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.  The redacted material was filed separately with the SEC.

~	In accordance with Rule 3-09 of Regulation S-X, to be filed by amendment to this Annual Report on Form 10-K.