Form 10-K/A
period 2008-12-31
INTEGRYS ENERGY GROUP, INC.
filed 2009-03-02
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation) 130 East Randolph Drive Chicago, IL 60601 800-699-1269	39-1775292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange

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

Explanatory Note – Amendment

Integrys Energy Group is filing this Form 10-K/A solely to include in its Annual Report on Form 10-K for the year ended December 31, 2008, pursuant to Rule 3-09 of Regulation S-X, financial statements and related notes of American Transmission Company LLC.  Integrys Energy Group owns an approximate 34% interest in American Transmission Company.

Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed.  American Transmission Company met such test as of and for the year ended December 31, 2008 and Integrys Energy Group has included in this Form 10-K/A the required audited financial statements for that period.  American Transmission Company did not meet the significance test for any prior period.  Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A.

This Form 10K/A does not change any other information set forth in the original Form 10-K filed by Integrys Energy Group for the year ended December 31, 2008.

In connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission rules, Integrys Energy Group is including currently dated 302 certifications.  This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with any Integrys Energy Group’s filings with the SEC subsequent to the filing of the Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description	Pages in Original 10-K

	Consolidated Statements of Income for the three years ended December 31, 2008, 2007, and 2006	89

	Consolidated Balance Sheets as of December 31, 2008 and 2007	90

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2008, 2007, and 2006	91

	Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007, and 2006	92

	Notes to Consolidated Financial Statements	93

	Report of Independent Registered Public Accounting Firm	155

(2)
Financial Statement Schedules.

The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in Original 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	161

	B.	Balance Sheets	162

	C.	Statements of Cash Flows	163

	D.	Notes to Parent Company Financial Statements	164

	Schedule II Integrys Energy Group, Inc. Valuation and Qualifying Accounts		171

(3)	Listing of all exhibits, including those incorporated by reference. See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2009.

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

4.11
PGL First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by PGL by Indenture dated March 1, 1928 (PGL - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (PGL - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (PGL - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (PGL - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (PGL - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (PGL - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (PGL - Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of PGL, effective March 1, 2000 (PGL - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); PGL Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); PGL Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); PGL Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (PEC and PGL - Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between PGL and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between PGL and Illinois Finance Authority dated as of January 1, 2005.  (Incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed   February 9, 2005); Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 7.00% Bonds, Series SS**; and Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 8.00% Bonds, Series TT**.

4.12
NSG Indenture, dated as of April 1, 1955, from NSG to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG - File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (NSG - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (NSG - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (NSG Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (Incorporated by reference to Exhibit 4(g) to PEC Form 10-Q filed May 13, 2003) and Fifteenth Supplemental Indenture dated as of November 1, 2008, First Mortgage 7.00% Bonds, Series O**.

10.1+	Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following: Phillip M. Mikulsky and Larry L. Weyers**.

10.2+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Lawrence T. Borgard, Diane L. Ford, Bradley A. Johnson, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, and Barth J. Wolf**.

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

12	Integrys Energy Group Ratio of Earnings to Fixed Charges**.

21	Subsidiaries of Integrys Energy Group**.

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group**.

23.2	Consent of Independent Registered Public Accounting Firm for American Transmission Company LLC.

24	Powers of Attorney**.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group**.

99.1
Proxy Statement for Integrys Energy Group's 2009 Annual Meeting of Shareholders.  [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2008; except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

99.2	Financial Statements of American Transmission Company LLC.

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

+	A management contract or compensatory plan or arrangement.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.  The redacted material was filed separately with the SEC.

**	Previously filed