Form 10-Q
period 2009-03-31
INTEGRYS ENERGY GROUP, INC.
filed 2009-05-06
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.)

Yes [ ] No [ ]

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

Common stock, $1 par value, 76,425,278 shares outstanding at May 5, 2009

______________________________________________________________________________
______________________________________________________________________________

EXHIBIT INDEX	68

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms
AFUDC	Allowance for Funds Used During Construction

ATC	American Transmission Company LLC

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	United States Generally Accepted Accounting Principles

IBS	Integrys Business Support, LLC

ICC	Illinois Commerce Commission

IRS	United States Internal Revenue Service

LIFO	Last-in, first-out

MERC	Minnesota Energy Resources Corporation

MGU	Michigan Gas Utilities Corporation

MISO	Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MPUC	Minnesota Public Utility Commission

N/A	Not Applicable

NSG	North Shore Gas Company

NYMEX	New York Mercantile Exchange

PEC	Peoples Energy Corporation

PGL	The Peoples Gas Light and Coke Company

PSCW	Public Service Commission of Wisconsin

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

UPPCO	Upper Peninsula Power Company

WDNR	Wisconsin Department of Natural Resources

WPS	Wisconsin Public Service Corporation

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

Forward-looking statements involve a number of risks and uncertainties.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of Integrys Energy Group's Annual Report on Form 10-K for the year ended December 31, 2008, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share data)	2009	2008

Nonregulated revenue	$1,786.3	$2,412.3
Utility revenue	1,414.5	1,576.9
Total revenues	3,200.8	3,989.2

Nonregulated cost of fuel, natural gas, and purchased power	1,769.1	2,284.5
Utility cost of fuel, natural gas, and purchased power	910.6	1,106.3
Operating and maintenance expense	291.3	286.6
Goodwill impairment loss	291.1	-
Depreciation and amortization expense	56.9	51.2
Taxes other than income taxes	26.9	25.9
Operating income (loss)	(145.1)	234.7

Miscellaneous income	21.2	18.1
Interest expense	(42.7)	(37.9)
Other expense	(21.5)	(19.8)

Income (loss) before taxes	(166.6)	214.9
Provision for income taxes	12.8	78.3
Net income (loss)	(179.4)	136.6

Preferred stock dividends of subsidiary	0.8	0.8
Net income (loss) attributed to common shareholders	$(180.2)	$135.8

Average shares of common stock
Basic	76.7	76.6
Diluted	76.7	76.9

Earnings (loss) per common share
Basic	$(2.35)	$1.77
Diluted	(2.35)	1.77

Dividends per common share declared	$0.68	$0.67

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$331.7	$254.1
Accounts receivable and accrued unbilled revenues, net of reserves of $72.1 and $62.5,
respectively	2,052.8	2,155.3
Inventories	247.7	732.9
Assets from risk management activities	2,731.7	2,223.7
Regulatory assets	197.0	244.0
Deferred income taxes	99.6	-
Other current assets	236.5	280.8
Current assets	5,897.0	5,890.8

Property, plant, and equipment, net of accumulated depreciation of $2,753.4 and $2,710.0,
respectively	4,790.7	4,773.3
Regulatory assets	1,446.5	1,444.8
Assets from risk management activities	1,135.8	758.7
Goodwill	642.8	933.9
Other	486.9	471.0
Total assets	$14,399.7	$14,272.5

Liabilities and Shareholders' Equity
Short-term debt	$498.6	$1,209.0
Current portion of long-term debt	205.1	155.2
Accounts payable	1,267.3	1,534.3
Liabilities from risk management activities	2,847.7	2,190.3
Regulatory liabilities	95.2	58.8
Deferred income taxes	-	71.6
Temporary LIFO liquidation credit	128.6	-
Other current liabilities	551.6	494.8
Current liabilities	5,594.1	5,714.0

Long-term debt	2,236.9	2,288.0
Deferred income taxes	556.1	435.7
Deferred investment tax credits	36.5	36.9
Regulatory liabilities	274.7	275.5
Environmental remediation liabilities	642.8	640.6
Pension and other postretirement benefit obligations	646.2	636.5
Liabilities from risk management activities	1,192.2	762.7
Asset retirement obligations	181.5	179.1
Other	152.4	152.8
Long-term liabilities	5,919.3	5,407.8

Commitments and contingencies

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,516 shares outstanding	51.1	51.1
Common stock - $1 par value; 200,000,000 shares authorized; 76,429,278 shares issued; 76,017,010 shares outstanding	76.4	76.4
Additional paid-in capital	2,487.8	2,487.9
Retained earnings	390.5	624.6
Accumulated other comprehensive loss	(104.2)	(72.8)
Treasury stock and shares in deferred compensation trust	(15.3)	(16.5)
Total liabilities and shareholders' equity	$14,399.7	$14,272.5

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2009	2008
Operating Activities
Net income (loss)	$(179.4)	$136.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Goodwill impairment loss	291.1	-
Depreciation and amortization expense	56.9	51.2
Recoveries and refunds of regulatory assets and liabilities	19.6	19.6
Net unrealized losses (gains) on nonregulated energy contracts	105.0	(59.0)
Bad debt expense	26.6	22.0
Pension and other postretirement expense	16.4	14.1
Pension and other postretirement funding	(3.4)	-
Deferred income taxes and investment tax credit	(54.3)	1.4
Loss on sale of property, plant, and equipment	(1.8)	2.1
Equity income, net of dividends	(3.9)	(2.9)
Other	44.3	42.2
Changes in working capital
Receivables and unbilled revenues	66.8	(321.4)
Inventories	467.4	210.7
Other current assets	62.0	17.8
Accounts payable	(319.3)	244.6
Temporary LIFO liquidation credit	128.6	267.9
Other current liabilities	130.0	(158.1)
Net cash provided by operating activities	852.6	488.8

Investing Activities
Capital expenditures	(89.3)	(68.9)
Proceeds from the sale or disposal of property, plant, and equipment	3.2	-
Purchase of equity investments and other acquisitions	(8.6)	(5.4)
Cash paid for transmission interconnection	-	(16.7)
Other	1.2	0.1
Net cash used for investing activities	(93.5)	(90.9)

Financing Activities
Short-term debt, net	(539.2)	(341.4)
Redemption of notes payables	(157.9)	-
Proceeds from sale of borrowed natural gas	107.5	97.7
Purchase of natural gas to repay natural gas loans	(36.0)	(44.5)
Payment of dividends
Preferred stock of subsidiary	(0.8)	(0.8)
Common stock	(51.7)	(51.0)
Other	(3.4)	(1.3)
Net cash used for financing activities	(681.5)	(341.3)

Change in cash and cash equivalents	77.6	56.6
Cash and cash equivalents at beginning of period	254.1	41.2
Cash and cash equivalents at end of period	$331.7	$97.8

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1--FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of Integrys Energy Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Integrys Energy Group Annual Report on Form 10-K for the year ended December 31, 2008.

The Condensed Consolidated Financial Statements are unaudited, but in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

Integrys Energy Group adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," as of January 1, 2009.  This standard clarifies that noncontrolling interests should be reported in equity and that net income or loss should include amounts attributable to both common shareholders and noncontrolling interests.  As a result, Integrys Energy Group changed the presentation of the preferred stock dividends of WPS, a subsidiary of Integrys Energy Group, on the Condensed Consolidated Statements of Income for all periods presented.  After adoption of the standard, these subsidiary preferred stock dividends are included below net income or loss in the presentation of net income or loss attributed to common shareholders.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2009	2008
Cash paid for interest	$29.7	$29.3
Cash paid for income taxes	0.9	31.1

Significant non-cash transactions were:

	Three Months Ended March 31
(Millions)	2009	2008
Construction costs funded through accounts payable	$17.9	$22.6
Intangible asset received in exchange for risk management assets	9.2	-

NOTE 3--RISK MANAGEMENT ACTIVITIES

Integrys Energy Group is exposed to certain risks relating to its ongoing business operations.  At the utility segments, Integrys Energy Group uses derivative instruments to mitigate commodity price risk.  At the nonregulated segments, derivative instruments are used to mitigate commodity price risk, volumetric risk, interest rate risk, and foreign currency exchange rate risk.

The following table shows Integrys Energy Group's assets and liabilities from risk management activities:

		Risk Management Assets		Risk Management Liabilities
(Millions)	Balance Sheet Presentation	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Utility Segments
Non-hedge derivatives
Commodity contracts	Current	$9.2	$28.6	$134.6	$161.6
Commodity contracts	Long-term	0.1	-	8.8	9.0
Cash flow hedges
Commodity contracts	Current	-	-	2.0	1.5
Commodity contracts	Long-term	-	-	0.2	-

Nonregulated Segments
Non-hedge derivatives
Commodity contracts	Current	2,662.5	2,080.9	2,602.5	1,944.8
Commodity contracts	Long-term	1,125.4	750.0	1,144.2	729.7
Interest rate swaps	Current	-	-	2.9	1.0
Interest rate swaps	Long-term	-	-	1.2	3.3
Foreign exchange contracts	Current	3.3	2.8	0.8	0.5
Foreign exchange contracts	Long-term	2.7	2.5	2.8	2.3
Fair value hedges
Commodity contracts	Current	-	14.2	-	-
Commodity contracts	Long-term	-	-	-	-
Interest rate swaps	Current	1.5	1.1	-	-
Interest rate swaps	Long-term	1.4	2.1	-	-
Cash flow hedges
Commodity contracts	Current	55.2	81.3	103.4	79.4
Commodity contracts	Long-term	6.2	4.1	32.3	14.8
Interest rate swaps	Current	-	-	1.5	1.5
Interest rate swaps	Long-term	-	-	2.7	3.6
Foreign exchange contracts	Current	-	14.8	-	-
Total		$3,867.5	$2,982.4	$4,039.9	$2,953.0

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

(Millions)	March 31, 2009	December 31, 2008
Cash collateral provided to others	$461.8	$256.4
Cash collateral received from others	211.3	18.9

On the Condensed Consolidated Balance Sheets, the cash collateral provided to others is reflected in Accounts receivable, and the cash collateral received from others is reflected in Other current liabilities.

Certain of Integrys Energy Group's derivative and nonderivative commodity instruments contain provisions that could require the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at March 31, 2009, was $1,522.5 million.  As of March 31, 2009, Integrys Energy Group had posted cash collateral of $9.6 million in the normal course of business related to all commodity instruments (including derivatives, non-derivatives, normal purchase normal sales contracts, and applicable payables and receivables) with credit-risk related contingent features.

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, non-derivatives, normal purchase normal sales contracts, and applicable payables and receivables) had been triggered at March 31, 2009, Integrys Energy Group would have been required to post collateral of $1,263.3 million.  Of this $1,263.3 million, Integrys Energy Group has already satisfied $486.7 million with letters of credit.  Therefore, the remaining collateral requirement would have been $776.6 million.

Utility Segments

Non-Hedge Derivatives

The derivatives listed in the above table as "commodity contracts" include a limited number of natural gas purchase contracts, financial derivative contracts (NYMEX futures, options, and swaps) used by both the electric and natural gas utility segments to mitigate the risk associated with the market price volatility of natural gas, and financial instruments used to manage electric transmission congestion costs (financial transmission rights (FTRs)).

Derivative instruments at the utilities are entered into in accordance with the terms of the risk management policies approved by Integrys Energy Group's Board of Directors and, if applicable, by the respective regulators.  Most energy-related physical and financial derivatives at the utilities qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."  These derivatives are marked to fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the resulting risk management asset or liability is offset with a corresponding regulatory liability or asset, respectively.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.  The tables below show the gains (losses) recorded on the financial statements related to non-hedge derivatives at the utilities.

		Gain (Loss) During
(Millions)	Financial Statement Presentation	Three Months Ended March 31, 2009
Commodity contracts	Balance Sheet – Regulatory assets - current	$15.8
Commodity contracts	Balance Sheet – Regulatory assets - long-term	0.3
Commodity contracts	Balance Sheet – Regulatory liabilities - current	(2.7)
Commodity contracts	Income Statement – Utility cost of fuel, natural gas, andpurchased power	0.2

At March 31, 2009, the utilities had the following notional volumes of outstanding non-hedge derivative contracts:

(Millions)	Purchases	Sales	Other Transactions
Natural gas (therms)	1,061.0	48.2	N/A
FTRs (kilowatt-hours)	N/A	N/A	2,147.5

Cash Flow Hedges

PGL uses commodity contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  These contracts extend through December 2010.  At March 31, 2009, PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

(Millions)	Purchases
Commodity contracts
Natural gas (therms)	8.7

Changes in the fair values of the effective portion of these contracts are included in other comprehensive income (OCI), net of taxes.  Amounts recorded in OCI related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the forecasted natural gas purchases occur, or if it is probable that the hedged transaction will not occur.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings for the three months ended March 31, 2009, and 2008, respectively.

	Unrealized Gain (Loss) Recognized in OCI on Derivative Instrument (Effective Portion)
(Millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Commodity contracts	$(0.6)	$1.5

		Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Settled
Commodity contracts	Operating and maintenance expense	$(0.6)	$(0.1)

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was not significant for the three months ended March 31, 2009, and 2008.  Cash flow hedge ineffectiveness related to these commodity contracts was not significant for the three months ended March 31, 2009, and 2008.  When testing for effectiveness, no portion of the derivative instruments was excluded.  In the next 12 months, PGL expects that a pre-tax loss of $2.0 million will be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Group's nonregulated segments enter into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  In most cases, these contracts are used to manage commodity price risk associated with customer related contracts, interest rate risk associated with expected future natural gas purchases, and foreign currency exchange rate risk related to Integrys Energy Services' Canadian operations.  In limited circumstances, Integrys Energy Services may also enter into non-hedge derivative contracts to take advantage of opportunities and inefficiencies in the natural gas and electric energy markets unrelated to its customer positions to profit on price movements.

At March 31, 2009, the nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	8,459.2	8,167.1	N/A
Power (kilowatt-hours)	123,131.2	115,897.4	N/A
Interest rate swaps (dollars)	N/A	N/A	253.7
Foreign exchange contracts (dollars)	90.4	81.3	N/A

Gains and losses related to non-hedge derivatives are recognized currently in earnings, as shown in the table below.

		Gain (Loss) During
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009
Commodity contracts	Nonregulated revenue	$(39.6)
Interest rate swaps	Interest expense	0.1
Foreign exchange contracts	Nonregulated revenue	0.1
Total		$(39.4)

Fair Value Hedges

At PEC, an interest rate swap designated as a fair value hedge is used to hedge changes in the fair value of $50.0 million of PEC Series A 6.9% notes due January 15, 2011.  The changes in the fair value of this hedge are recognized currently in earnings, as are the changes in fair value of the hedged item.  Unrealized gains (losses) related to the fair value hedge and the related hedged item are shown in the table below.

(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009
Derivative instruments
Interest rate swaps	Interest expense	$2.9
Hedged items
Interest on debt hedged by swaps	Interest expense	(2.9)
Total		$-

Fair value hedge ineffectiveness recorded in interest expense on the Condensed Consolidated Statements of Income was not significant for the three months ended March 31, 2009, and 2008.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three months ended March 31, 2009, and 2008.

In the first quarter of 2008, Integrys Energy Services had commodity derivative contracts designated as fair value hedges, to mitigate the risk of changes in the price of natural gas held in storage.  Fair value hedge ineffectiveness was not significant for the three months ended March 31, 2008.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax gain of $4.1 million during the three months ended March 31, 2008.

Cash Flow Hedges

Futures, forwards, and swaps that are designated as cash flow hedges extend through April 2014, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  Integrys Energy Group has two interest rate swaps that are designated as cash flow hedges to fix the interest rate on an unsecured term loan through June 2010.  At March 31, 2009, the nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	176.4	208.7	N/A
Power (kilowatt-hours)	7,240.7	-	N/A
Interest rate swaps (dollars)	N/A	N/A	65.6

Changes in the fair values of the effective portion of contracts designated as cash flow hedges are included in OCI, net of taxes.  Amounts recorded in OCI related to cash flow hedges will be recognized in earnings when the hedged transactions occur, which is typically as the related hedged transactions occur, or if it is probable that the hedged transaction will not occur.  On March 30, 2009, Integrys Energy Group settled two forward foreign currency exchange contracts that were designated as cash flow hedges to mitigate the variability in the foreign currency exposure of a fixed rate Japanese yen denominated term loan that matured on March 30, 2009.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings for the three months ended March 31, 2009, and 2008, respectively.

	Unrealized Gain (Loss) Recognized in OCI on Derivative Instrument (Effective Portion)
(Millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Commodity contracts	$(50.0)	$(21.0)
Interest rate swaps	0.9	(1.7)
Total	$(49.1)	$(22.7)

		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Settled
Commodity contracts	Nonregulated revenue	$16.7	$1.1
Interest rate swaps	Interest expense	(0.1)	(0.1)
Foreign currency	Interest expense	14.8	-
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	(0.5)	0.2
Total		$30.9	$1.2

		Loss Recognized in Income on Derivative Instrument (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Commodity contracts	Nonregulated revenue	$(0.8)	$(1.3)

In the next 12 months, subject to changes in market prices of natural gas and electricity, a pre-tax loss of $106.9 million related to cash flow hedges of commodity contracts is expected to be recognized in earnings as the hedged transactions occur.  This amount is expected to be substantially offset by the settlement of the related nonderivative hedged contracts.

NOTE 4--INVESTMENT IN ATC

Integrys Energy Group had an approximate 34% ownership interest in ATC at March 31, 2009.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the three months ended March 31, 2009.

(Millions)	Three Months Ended March 31, 2009
Investment at December 31, 2008	$346.9
Equity in net income	18.0
Capital contributions	8.5
Dividends received	(14.6)
Investment at March 31, 2009	$358.8

ATC's financial data is included in the following tables:

	Three Months Ended March 31
(Millions)	2009	2008
Income statement data
Revenues	$126.2	$109.1
Operating expenses	57.0	50.9
Other expense	18.3	15.8
Net income *	$50.9	$42.4

(Millions)	March 31, 2009	December 31, 2008
Balance sheet data
Current assets	$47.3	$50.8
Noncurrent assets	2,575.3	2,480.0
Total assets	$2,622.6	$2,530.8

Current liabilities	$191.4	$252.0
Long-term debt	1,224.4	1,109.4
Other noncurrent liabilities	121.9	120.2
Members' equity	1,084.9	1,049.2
Total liabilities and members' equity	$2,622.6	$2,530.8

*	As most income taxes are the responsibility of its members, ATC does not report a provision for its members' income taxes in its income statement.

NOTE 5--INVENTORIES

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

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had the following changes to the carrying amount of goodwill for the three months ended March 31, 2009:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Goodwill recorded at December 31, 2008	$927.0	$6.9	$933.9
Impairment loss	(291.1)	-	(291.1)
Goodwill recorded at March 31, 2009	$635.9	$6.9	$642.8

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test.  WPS, MGU, MERC, PGL, NSG, and Integrys Energy Services, which are Integrys Energy Group's reporting units with goodwill, perform their annual goodwill impairment tests during the second quarter of each year.  Interim impairment tests are performed whenever events or changes in circumstances indicate that the asset might be impaired.  In the first quarter of 2009, the combination of the decline in equity markets as well as the increase in the expected weighted-average cost of capital, created an indication that a potential impairment of goodwill might exist.  In accordance with SFAS No. 142, it was determined that the criteria requiring an interim goodwill impairment analysis were triggered in the first quarter of 2009.  Based upon the results of the interim goodwill impairment analysis, Integrys Energy Group recorded a non-cash goodwill impairment loss of $291.1 million ($248.8 million after-tax) in the first quarter of 2009, all within the natural gas utility segment.  This impairment related to MGU, MERC, PGL, and NSG, all of which were acquired over the past few years.  Key factors contributing to the impairment charge included disruptions in the global credit and equity markets and the resulting increase in the weighted-average cost of capital used to value the natural gas utility operations, and the negative impact that the global decline in equity markets has had on the valuation of natural gas distribution companies in general.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets as listed below.

	March 31, 2009			December 31, 2008
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(15.2)	$17.4	$32.6	$(14.2)	$18.4
Natural gas and electric contract assets (2), (3)	69.3	(56.3)	13.0	60.1	(54.6)	5.5
Natural gas and electric contract liabilities (2), (4)	(33.6)	23.3	(10.3)	(33.6)	20.2	(13.4)
Emission allowances (5)	2.1	-	2.1	2.3	(0.1)	2.2
Renewable energy credits (6)	5.0	(2.4)	2.6	3.4	(2.1)	1.3
Other	5.5	(1.1)	4.4	3.0	(1.0)	2.0
Total	80.9	(51.7)	29.2	67.8	(51.8)	16.0

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$86.1	$(51.7)	$34.4	$73.0	$(51.8)	$21.2

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility home services business.  The remaining weighted-average amortization period at March 31, 2009, for customer-related intangible assets was approximately seven years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $1.9 million and $2.2 million, respectively, at March 31, 2009, and $3.1 million and $2.4 million, respectively, at December 31, 2008.  The remaining weighted-average amortization period at March 31, 2009, for these intangible assets was 3.3 years.  The remaining weighted-average amortization period at March 31, 2009, for the other electric customer contracts was 3.6 years.

(4)
Includes both short-term and long-term intangible liabilities related to customer contracts in the amount of $3.9 million and $6.4 million, respectively, at March 31, 2009, and $6.0 million and $7.4 million, respectively, at December 31, 2008.  The remaining weighted-average amortization period at March 31, 2009, for these intangible liabilities was 3.5 years.

(5)	Emission allowances do not have a contractual term or expiration date.

(6)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards, as well as for trading purposes.

Intangible asset amortization expense, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization.  Amortization expense for both the three months ended March 31, 2009, and 2008, was $1.4 million.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$7.5
For year ending December 31, 2010	3.8
For year ending December 31, 2011	3.2
For year ending December 31, 2012	2.3
For year ending December 31, 2013	1.6

Amortization of the natural gas and electric contract intangible assets was recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the three months ended March 31, 2009, resulted in a decrease to nonregulated cost of fuel, natural gas, and purchased power of $1.4 million.  Amortization of these contracts for the three months ended March 31, 2008, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $5.2 million.

Amortization expense of these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$0.2
For year ending December 31, 2010	0.3
For year ending December 31, 2011	0.2
For year ending December 31, 2012	0.4
For year ending December 31, 2013	0.2

NOTE 7--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.  Amounts shown are as of:

(Millions, except percentages)	March 31, 2009	December 31, 2008
Commercial paper outstanding	$143.6	$552.9
Average discount rate on outstanding commercial paper	1.83%	4.78%
Borrowings under revolving credit facilities	$345.0	$475.0
Average interest rate on outstanding borrowings under revolving credit facilities	2.28%	2.41%
Short-term notes payable outstanding	$10.0	$181.1
Average interest rate on outstanding short-term notes payable	0.45%	3.40%

The commercial paper at March 31, 2009, had varying maturity dates ranging from April 1, 2009, through May 20, 2009.

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	March 31, 2009	December 31, 2008
Revolving credit facility (Integrys Energy Group) (1)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group) (1)	6/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (1) (8)	5/03/09	250.0	250.0
Revolving credit facility (WPS) (2)	6/02/10	115.0	115.0
Revolving credit facility (PEC) (1) (4)	6/13/11	400.0	400.0
Revolving credit facility (PGL) (3)	7/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services) (4) (5)	6/29/09	175.0	175.0
Revolving short-term notes payable (WPS) (6)	11/13/09	10.0	10.0
Short-term notes payable (Integrys Energy Group) (7)	3/30/09	-	171.1
Total short-term credit capacity		2,200.0	2,371.1

Less:
Letters of credit issued inside credit facilities		632.1	414.6
Loans outstanding under credit agreements and notes payable		355.0	656.1
Commercial paper outstanding		143.6	552.9
Accrued interest or original discount on outstanding commercial paper		0.1	0.8
Available capacity under existing agreements		$1,069.2	$746.7

(1)	Provides support for Integrys Energy Group's commercial paper borrowing program.

(2)	Provides support for WPS's commercial paper borrowing program.

(3)	Provides support for PGL's commercial paper borrowing program.

(4)	Borrowings under these agreements are guaranteed by Integrys Energy Group.

(5)	This facility matured in April 2009, at which time the maturity date was extended until June 29, 2009.

(6)	This note is renewed every six months and is used for general corporate purposes.

(7)
In November 2008, Integrys Energy Group entered into a short-term debt agreement extending through March 2009 to finance its working capital requirements and for general corporate purposes.  The agreement required principal and interest payments to be made in yen.  Integrys Energy Services entered into two forward foreign currency exchange contracts to hedge the variability of the foreign currency exchange rate risk associated with the principal and fixed rate interest payments.  In March 2009, Integrys Energy Group repaid the outstanding principal balance in the net amount of $156.7 million.

(8)	In November 2008, Integrys Energy Group entered into a revolving credit agreement to finance its working capital requirements and for general corporate purposes. This facility terminated in May 2009.

At March 31, 2009, Integrys Energy Group and its subsidiaries were in compliance with all covenants relating to outstanding short-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.  Integrys Energy Group and certain subsidiaries' revolving credit agreements contain financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.  Termination of the agreements could permit lenders to require immediate repayment of the outstanding borrowings thereunder.

NOTE 8--LONG-TERM DEBT

(Millions)	March 31, 2009	December 31, 2008
WPS	$872.1	$872.1
UPPCO	11.7	11.7
PEC	327.9	328.2
PGL (1)	501.0	501.0
NSG	75.3	75.3
Integrys Energy Group (2)	550.0	550.0
Unsecured term loan due 2010 – Integrys Energy Group	65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets	6.6	6.6
Other term loan (3)	27.0	27.0
Total	2,437.2	2,437.5
Unamortized discount and premium on bonds and debt	4.8	5.7
Total debt	2,442.0	2,443.2
Less current portion	(205.1)	(155.2)
Total long-term debt	$2,236.9	$2,288.0

(1)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  The weighted-average interest rate for March 31, 2009 was 1.234% for these bonds.

In March 2010, $50.0 million of PGL's First and Refunding Mortgage Bonds will mature.  As a result, these notes are presented as current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at March 31, 2009.  Integrys Energy Group is currently assessing potential remarketing or refinancing opportunities.

(2)
In November 2009, $150.0 million of Integrys Energy Group Unsecured Senior Notes will mature.  As a result, these notes are presented as the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at March 31, 2009.  Integrys Energy Group is currently assessing potential remarketing or refinancing opportunities.

(3)	WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services, has outstanding $27.0 million of Refunding Tax Exempt Bonds. The interest rate at March 31, 2009 was 4.97% for these bonds.

At March 31, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants relating to outstanding long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.  Integrys Energy Group and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

NOTE 9--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of Integrys Energy Group through March 31, 2009.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2008	$178.9	$0.2	$179.1
Accretion	2.3	0.1	2.4
Asset retirement obligations at March 31, 2009	$181.2	$0.3	$181.5

NOTE 10--INCOME TAXES

Integrys Energy Group's effective tax rates for the three months ended March 31, 2009, and March 31, 2008, were (7.7)% and 36.4%, respectively.  Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items such as the goodwill impairment loss.  The effective tax rate for the three months ended March 31, 2009 differs from the federal tax rate of 35%, primarily as a result of a large portion (approximately $186.2 million) of the $291.1 million goodwill impairment loss recognized in the quarter not resulting in either a current or deferred income tax benefit.

The effective tax rate for the three months ended March 31, 2008, differed from the federal tax rate of 35%, primarily due to state income taxes and the impact of certain permanent book to tax differences related to employee benefits and certain capital expenditures.

For the quarter ended March 31, 2009, there were no significant changes in Integrys Energy Group's liability for uncertain tax positions.

In February 2009, Wisconsin Act 2 was signed into law.  This Act requires Integrys Energy Group and its subsidiaries to file its Wisconsin income tax return as a combined group.  As a result, all of Integrys Energy Group's income will be subject to apportionment and taxation in Wisconsin, requiring an adjustment to deferred taxes under SFAS No. 109, "Accounting for Income Taxes."  For the three months ended March 31, 2009, this resulted in a one-time credit adjustment to deferred taxes and an increase in income tax expense of $4.7 million.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  The regulated natural gas utilities have obligations to distribute and sell natural gas to their customers, and the regulated electric utilities have obligations to distribute and sell electricity to their customers.  The utilities expect to recover costs related to these obligations in future customer rates.  Additionally, the majority of the energy supply contracts entered into by Integrys Energy Group's nonregulated segment, Integrys Energy Services, are to meet its obligations to deliver energy to customers.

The obligations described below are as of March 31, 2009.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $268.3 million, obligations of $1.2 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1.4 billion, some of which extend through 2028.
●
Integrys Energy Services has obligations related to energy and natural gas supply contracts that extend through 2018 and total $3.1 billion.  The majority of these obligations end by 2011, with obligations totaling $298.6 million extending beyond 2012.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $660.1 million, and relate to normal business operations as well as large construction projects.

Environmental

EPA Section 114 Request

In 2000, WPS received a request from the EPA under Section 114 of the Clean Air Act, seeking information related to work performed on the coal-fired boilers located at WPS's Pulliam and Weston electric generation stations.  WPS filed a response with the EPA in early 2001.

In May 2002, WPS received a follow-up request from the EPA seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on WPS's maintenance program for Pulliam Units 3-8 and Weston Units 1 and 2.  WPS filed a final response to the EPA's follow-up request in June 2002.

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

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS has submitted its response.  In December 2008, WP&L received a similar data request and has submitted its response.

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

Weston 4 Air Permit

In November 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which was a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the "Weston 4 air permit").  In February 2006, the administrative law judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that were more stringent than those originally set by the WDNR (hereinafter referred to as the "March 28, 2007 permit language").

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the Court.  On February 12, 2009, the Court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPS believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenges are finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

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

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin revised the state mercury rule, Chapter NR 446.  The revised rule requires a 40% reduction from the 2002 through 2004 baseline mercury emissions, beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  WPS estimates capital costs of approximately $29 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Following the promulgation of a federal mercury control and monitoring rule by the EPA in 2005, the State of Wisconsin filed suit along with other states in opposition of this rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (CAIR), formerly known as the Interstate Air Quality Rule, in 2005.  CAIR was originally intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  CAIR required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  CAIR allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, had completed the state legislative review and was forwarded to the EPA for final review.

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR and the associated Federal Implementation Plan.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and, thereby, CAIR was reinstated.  The Court of Appeals also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling.

Prior to the Court of Appeals' vacatur decision, WPS was evaluating a number of options, including using the allowance cap and trade program and/or installing controls.  Following the vacatur, WPS put its allowance trading activities on hold.  Now with the reinstatement of CAIR, WPS has been re-analyzing its options.  WPS does not currently own any annual nitrogen oxide emission allowances beyond those allocated by the state, but has taken delivery of a small number of additional ozone season nitrogen oxide emission allowances since the reinstatement of CAIR.  WPS does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR with respect to nitrogen oxide emission allowances.  WPS has been authorized by the PSCW to defer purchases of nitrogen oxide emission allowances in 2009, which are estimated to be $8.8 million.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology rule.  The WDNR's position, as well as the status of WPS units, under that rule are currently being evaluated.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015.  On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $579 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

Integrys Energy Group's natural gas utilities, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas.  In connection with manufacturing and storing manufactured gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.  Under certain laws and regulations relating to the protection of the environment, Integrys Energy Group's natural gas utilities are required to undertake remedial action with respect to some of these materials.

Integrys Energy Group's natural gas utilities are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Nineteen of these sites have been transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for $641.2 million of future undiscounted investigation and cleanup costs for all sites as of March 31, 2009.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  Integrys Energy Group recorded a regulatory asset of $663.2 million, which is net of insurance recoveries received of $56.6 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of March 31, 2009.

Integrys Energy Group's natural gas utilities are coordinating the investigation and cleanup of the manufactured gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels that NSG has met).  The soil component of the remedial action was completed in August 2005.  Operation of the groundwater treatment unit began in September 2008 and is expected to be up to full capacity during the second quarter of 2009.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

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

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.  In June 2007, PGL filed a motion to dismiss, or in the alternative, stay the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA Superfund Removal program.  On September 28, 2007, the federal district court issued a ruling staying the litigation "pending the conclusion of the United States EPA actions" at these sites.  The plaintiffs filed a motion for reconsideration.  The court reconsidered the stay and on September 25, 2008, granted PGL's motion for a judgment on the pleadings dismissing the suit.  On October 24, 2008, the plaintiffs appealed the district court's ruling.  On February 5, 2009, the Seventh Circuit Court of Appeals stayed the appeal.  The parties have agreed in principal to terms of a settlement and upon finalization and execution of the settlement documents and implementation of the settlement terms, this matter will be dismissed.  The amount of the settlement is not material to Integrys Energy Group.

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

Flood Damage

In May 2003, a fuse plug at the Silver Lake reservoir owned by UPPCO was breached, resulting in subsequent flooding downstream on the Dead River, located in the Upper Peninsula of Michigan.  Several lawsuits were filed related to this incident, all of which have been settled and for which insurance recovery was received in excess of the applicable self-insured retention.

UPPCO completed significant environmental restoration activities and is working with the Michigan Department of Environmental Quality (MDEQ) to determine what additional activities and mitigation projects are necessary to resolve the impacts associated with this event.  Integrys Energy Group maintains a comprehensive insurance program (which includes UPPCO) that is believed to be sufficient to cover the responsibilities related to this event.  The self-insured retention on this policy is not material to Integrys Energy Group.

As part of UPPCO's 2009 Power Supply Cost Recovery Plan (PSCR) filing with the MPSC, UPPCO requested recovery of the remaining deferred replacement power costs related to the Silver Lake incident.  Through March 31, 2009, UPPCO deferred replacement power costs of $3.2 million, non-fuel operating and maintenance costs of $0.8 million, and estimated related carrying costs of $0.7 million.  UPPCO offset the non-fuel operating and maintenance costs and related carrying costs, as well as a portion of the replacement power costs, with a settlement of $2.2 million received from third parties involved in the Silver Lake incident.  The remaining replacement power cost requested for recovery from Michigan retail customers was $2.5 million.

As part of a settlement agreement with the MPSC staff and interveners in the PSCR case, UPPCO will offset $1.9 million of the remaining replacement power costs with proceeds from the sale of the Warden plant.  The proceeds from the sale of the Warden plant had previously been recorded as a liability to UPPCO customers.  The remaining $0.6 million of replacement power costs was not recoverable and was recorded in operating and maintenance expense in the first quarter of 2009.  This settlement must be approved by the MPSC.

The reconstruction of the Silver Lake dam was completed in November 2008.  This included a new concrete spillway and a new earthen dam with monitoring instrumentation.  The FERC and Board of Consultants were on site and certified the completion.  UPPCO received FERC approval of a refill and operations plan in February 2009.  It is expected to take approximately two years to return the reservoir to normal operation.  Cost recovery for rebuilding the Silver Lake facility will be the subject of a future rate proceeding.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  Integrys Energy Group is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program which caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national renewable portfolio standards.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Escanaba Water Permit Issues

UPPCO operates the Escanaba Generating Station (EGS) under contract with its owner, the City of Escanaba (City).  While the City owns the water permits for EGS, UPPCO's personnel provide testing and certification of waste water discharges.  In September 2008, UPPCO became aware of potential water discharge permit violations regarding reported pH and oil and grease readings at EGS.  Corrective actions were implemented at the plant, notification was provided to the City, and UPPCO self reported the potential permit violations to the MDEQ.  UPPCO filed a final report with the MDEQ on November 25, 2008, and a copy was sent to the City.

In March 2009, MDEQ began its investigation into this matter.  Depending upon the results of the MDEQ's review of the information provided by UPPCO, the MDEQ, in consultation with the Michigan Attorney General's Office, may perform any of the following:

●	assess a fine and/or seek criminal charges against UPPCO,
●	assess a fine and/or seek criminal charges against the former manager who certified the reports, and/or
●	close out the investigation.

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

With respect to the conservation and weatherization funding, as of March 31, 2009, $15.2 million remained unpaid, of which $5.2 million was included in other current liabilities, and $10.0 million was included in other long-term liabilities.  Under the reconnection program, PGL and NSG reconnected customers who participated in the program and took other steps PGL and NSG believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what PGL and NSG implemented.  Management believes that PGL and NSG have fully complied with the reconnection program obligations of the settlement agreement.

Two of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit, and the report was filed on April 10, 2008.  The report included 32 recommendations, none of which quantified natural gas costs that the auditor believed should not be recovered by PGL and NSG.  On March 31, 2009, PGL and NSG completed their responses to the 25 recommendations they agreed to implement in a June 30, 2008 response to the audit.

The fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006.  The ICC staff and interveners (the AG, the Citizens Utility Board, and Chicago, filing jointly) each filed testimony recommending disallowances for PGL and NSG for a bank natural gas adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation cases, which PGL and NSG did not contest.  In addition, the interveners recommended a disallowance for PGL of $13.9 million (reduced to $11.0 million in their brief) associated with PGL's provision of interstate hub services.  The ICC staff does not support the interveners' proposal, and PGL does not believe the proposal has merit.  A hearing for the PGL and NSG cases was held on December 11, 2008.  For PGL, briefing concluded February 27, 2009, and the administrative law judge has not yet prepared a proposed order.  For NSG, there were no contested issues, and the parties filed an agreed form of order in January 2009.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 31, 2008, PEC filed a motion for summary judgment.  The plaintiffs requested postponement of their reply to PEC's class certification response until a decision is made on PEC's motion for summary judgment.  A hearing on the motion for summary judgment is scheduled for June 3, 2009.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On December 20, 2006, the ICC entered an order approving a stipulation between the parties to this proceeding under which PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1.0 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with Chicago to exchange information.  This order resolved only the ICC proceeding and did not constitute a release of any other potential actions outside of the ICC proceeding.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor issued a final report on August 14, 2008, containing 65 recommendations and an additional placeholder for a possible recommendation.  The ICC conducted a public hearing on October 8, 2008, at which time the auditor presented the report to the ICC for its acceptance.  PGL submitted a draft plan to the ICC staff in which PGL accepted most of the recommendations and offered an alternative proposal for the remainder.  At a subsequent meeting and in concurrence with the ICC staff and the consultant, PGL has revised its implementation plan for some of the recommendations.  The auditor's agreement with the ICC provides for a two-year monitoring phase to verify PGL's compliance with the prospective implementation plan, which began in December 2008.  On March 17, 2009, the auditor issued the first quarterly interim report.  The report acknowledged progress on many initiatives and restated that continual monitoring will be performed to verify sustained progress for the term of the verification phase.

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

NOTE 12--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at March 31, 2009	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Guarantees supporting commodity transactions of subsidiaries (1)	$1,993.0	$1,526.7	$350.8	$11.9	$103.6
Guarantees of subsidiary debt and revolving line of credit (2)	933.6	175.0	725.0	-	33.6
Standby letters of credit (3)	628.2	627.4	0.8	-	-
Surety bonds (4)	3.6	3.4	0.2	-	-
Other guarantees (5)	2.5	2.5	-	-	-
Total guarantees	$3,560.9	$2,335.0	$1,076.8	$11.9	$137.2

(1)
Consists of parental guarantees of $1,811.4 million to support the business operations of Integrys Energy Services, of which $5.0 million received specific authorization from Integrys Energy Group's Board of Directors and was not subject to the guarantee limit discussed below; $103.2 million and $73.4 million, respectively, related to natural gas supply at MERC and MGU, of an authorized $150.0 million and $100.0 million, respectively; and $5.0 million, of an authorized $125.0 million, to support business operations at PEC.  These guarantees are not reflected in the Condensed Consolidated Balance Sheets.

(2)
Consists of agreements to fully and unconditionally guarantee (1) PEC's $400.0 million revolving line of credit; (2) on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011; (3) Integrys Energy Services' $175.0 million credit agreement used to finance natural gas in storage and margin requirements related to natural gas and electric contracts traded on the NYMEX and the Intercontinental Exchange, as well as for general corporate purposes; and (4) $33.6 million supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $6.6 million is subject to Integrys Energy Services' parental guarantee limit discussed below.  Parental guarantees related to subsidiary debt and credit agreements outstanding are not included in the Condensed Consolidated Balance Sheets.

(3)
Comprised of $623.0 million issued to support Integrys Energy Services' operations; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at UPPCO, MGU, and MERC.  These amounts are not reflected in the Condensed Consolidated Balance Sheets.

(4)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included in the Condensed Consolidated Balance Sheets.

(5)
Includes (1) a liability related to WPS's agreement to indemnify Dominion Energy Kewaunee, Inc. for certain costs arising from the resolution of design basis documentation issues incurred prior to the Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of March 31, 2009, WPS had paid $7.8 million to Dominion Energy Kewaunee, Inc. related to this guarantee, reducing the liability to $1.1 million.  WPS expects to make payments for the entire remaining liability amount over the duration of the guarantee; and (2) a $1.4 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification related to potential environmental contamination from ash disposal at this facility.  Integrys Energy Services expects that the likelihood of required performance under this guarantee is remote.

Integrys Energy Group has provided total parental guarantees of $2,644.5 million on behalf of Integrys Energy Services.  Integrys Energy Group's exposure under these guarantees related to open transactions at March 31, 2009, was approximately $987 million.  At March 31, 2009, management was authorized to issue corporate guarantees up to an aggregate amount of $2.95 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts were subject to this limit:

(Millions)	March 31, 2009
Guarantees supporting commodity transactions	$1,806.4
Guarantees of subsidiary debt	181.6
Standby letters of credit	623.0
Surety bonds	1.5
Total guarantees subject to $2.95 billion limit	$2,612.5

NOTE 13--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans.

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
(Millions)	2009	2008	2009	2008
Service cost	$9.3	$10.4	$3.7	$4.2
Interest cost	19.8	18.8	7.1	6.4
Expected return on plan assets	(23.2)	(25.3)	(4.4)	(4.7)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior service cost (credit)	1.2	1.2	(1.0)	(1.0)
Amortization of net actuarial loss	0.2	0.4	0.3	0.2
Amortization of merger-related regulatory adjustment	2.8	2.6	0.5	0.8
Net periodic benefit cost	$10.1	$8.1	$6.3	$6.0

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities, pursuant to SFAS No. 71.  All amounts amortized for merger-related regulatory adjustments are from regulatory assets, as these relate to the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2009, $1.3 million and $2.1 million of contributions were made to the pension and other postretirement benefit plans, respectively.  Integrys Energy Group expects to contribute $24.8 million and $26.2 million to its pension and other postretirement benefit plans, respectively, during the remainder of 2009.

NOTE 14--STOCK-BASED COMPENSATION

Stock Options

The fair value of stock option awards granted in February 2009 was estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using its 10-year historical volatility.  The following table shows the weighted-average fair value per stock option along with the assumptions incorporated into the valuation model:

February 2009 Grant
Weighted-average fair value	$3.83
Expected term	8-9 years
Risk-free interest rate	2.50%-2.78%
Expected dividend yield	5.50%
Expected volatility	19%

Pre-tax compensation cost recognized for stock options during the three months ended March 31, 2009, and 2008, was not significant.  As of March 31, 2009, $3.0 million of pre-tax compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 3.1 years.

A summary of stock option activity for the three months ended March 31, 2009, and information related to outstanding and exercisable stock options at March 31, 2009, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	2,700,139	$47.90
Granted	511,484	$42.12
Exercised	3,000	$25.69		$-
Forfeited	27,731	$50.03		$-
Outstanding at March 31, 2009	3,180,892	$46.98	6.63	$-
Exercisable at March 31, 2009	1,844,626	$46.27	4.99	$-

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2009.  This is calculated as the difference between Integrys Energy Group's closing stock price on March 31, 2009, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

The fair value of performance stock rights granted in February 2009 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the dividend rate at the measurement date.  The expected volatility was estimated using three years of historical data.

February 2009 Grant
Expected term	3 years
Risk-free interest rate	1.38%
Expected dividend yield	5.50%
Expected volatility	26%

Pre-tax compensation cost recorded for performance stock rights for the three months ended March 31, 2009, and 2008, was not significant.  As of March 31, 2009, $4.8 million of pre-tax compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 2.3 years.

A summary of activity related to performance stock rights for the three months ended March 31, 2009, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	263,109	$50.13
Granted	121,220	37.11
Expired	79,574	48.37
Forfeited	3,665	52.15
Outstanding at March 31, 2009	301,090	$45.33

No performance shares were distributed during the three months ended March 31, 2009.

Restricted Shares and Restricted Share Units

The fair value of restricted share unit awards granted in February 2009 was based on Integrys Energy Group's closing stock price on the day the awards were granted.

During the three months ended March 31, 2009, and 2008, compensation cost recorded related to restricted share and restricted share unit awards was not significant.  As of March 31, 2009, $12.2 million of pre-tax compensation cost related to these awards was expected to be recognized over a weighted-average period of 3.1 years.

A summary of activity related to restricted share and restricted share unit awards for the three months ended March 31, 2009, is presented below:

	Restricted Share and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	228,615	$50.19
Granted	206,357	42.12
Distributed	40,939	48.36
Forfeited	1,288	51.96
Outstanding at March 31, 2009	392,745	$46.14

NOTE 15--COMPREHENSIVE INCOME (LOSS)

Integrys Energy Group's total comprehensive income (loss) was as follows:

	Three Months Ended March 31
(Millions)	2009	2008
Net income (loss) attributed to common shareholders	$(180.2)	$135.8
Cash flow hedges, net of tax *	(30.7)	(6.9)
Foreign currency translation, net of tax	(0.5)	(1.0)
SFAS No. 158 amortizations, net of tax	(0.2)	-
Unrealized loss on available-for-sale securities, net of tax	-	(0.4)
Total comprehensive income (loss)	$(211.6)	$127.5

*	The tax benefit related to cash flow hedges was $20.2 million and $4.2 million for the three months ended March 31, 2009, and 2008, respectively.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2008, to March 31, 2009.

(Millions)	Three Months Ended March 31, 2009
December 31, 2008 balance	$(72.8)
Cash flow hedges	(30.7)
Foreign currency translation	(0.5)
SFAS No. 158 amortizations	(0.2)
March 31, 2009 balance	$(104.2)

NOTE 16--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding at March 31, 2009, and December 31, 2008, was as follows:

	March 31, 2009		December 31, 2008
	Shares	Average Cost	Shares	Average Cost
Common stock issued	76,429,278		76,430,037
Less:
Treasury shares	4,000	$25.19	7,000	$25.19
Deferred compensation rabbi trust	345,105	$43.78	367,238	$44.36
Restricted stock	63,163	$54.82	63,031	$54.81
Total shares outstanding	76,017,010		75,992,768

Integrys Energy Group had the following changes to common stock during the three months ended March 31, 2008:

Integrys Energy Group's common stock shares
Common stock at December 31, 2008	76,430,037
Restricted stock shares cancelled	(759)
Common stock at March 31, 2009	76,429,278

Earnings Per Share

In the first quarter of 2009, Integrys Energy Group adopted FASB Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  This FSP was applied retrospectively, resulting in a 0.1 million share increase in the average shares of common stock for the three months ended March 31, 2008.  This had no effect on previously reported basic earnings per share.

Basic earnings per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The effects of an insignificant number of these securities were not included for the three months ended March 31, 2009, because there was a net loss, which would cause the impact to be anti-dilutive.  The calculation of diluted earnings per share for the three months ended March 31, 2009, also excludes 3.2 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for the three months ended March 31, 2008, excludes an insignificant number of stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(Millions, except per share amounts)	2009	2008

Numerator:
Net income (loss)	$(179.4)	$136.6
Preferred stock dividends of subsidiary	(0.8)	(0.8)
Net income (loss) attributed to common shareholders	$(180.2)	$135.8

Denominator:
Average shares of common stock – basic	76.7	76.7
Effect of dilutive securities
Stock-based compensation	-	0.2
Average shares of common stock – diluted	76.7	76.9

Earnings per common share
Basic	$(2.35)	$1.77
Diluted	(2.35)	1.77

NOTE 17--FAIR VALUE

The following tables show Integrys Energy Group's assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, and December 31, 2008, categorized by level within the fair value hierarchy.

	March 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$1,138.8	$1,776.3	$949.3	$3,864.4
Other	0.4	-	-	0.4
Liabilities
Risk management liabilities	1,415.1	1,806.2	817.7	4,039.0
Long-term debt hedged by fair value hedge	-	52.9	-	52.9

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$703.0	$1,520.7	$755.4	$2,979.1
Inventory hedged by fair value hedges	-	27.4	-	27.4
Other	0.5	-	-	0.5
Liabilities
Risk management liabilities	820.5	1,557.2	573.4	2,951.1
Long-term debt hedged by fair value hedge	-	53.2	-	53.2

The determination of the fair values above incorporates various factors required under SFAS No. 157, "Fair Value Measurements."  These factors include not only the credit standing of the counterparties involved, but also the impact of Integrys Energy Group's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  Risk management assets and liabilities of $3.1 million and $0.9 million, respectively, relates to contracts that are no longer marked to fair value pursuant to SFAS No. 133, and are therefore not included in the table above. For more information on Integrys Energy Group's risk management instruments, see Note 3, "Risk Management Activities."

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

●	The valuations of certain transactions were based on internal models, although external inputs were utilized in the valuation.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Balance at the beginning of period	$182.0	$44.6
Net realized and unrealized gain included in earnings	73.2	54.7
Net unrealized loss recorded as regulatory assets orliabilities	(0.1)	(7.5)
Net unrealized (loss) gain included in othercomprehensive (loss) income	(18.0)	6.9
Net purchases and settlements	(18.0)	(16.1)
Net transfers in/out of Level 3	(87.5)	4.1
Balance at the end of period	$131.6	$86.7

Net unrealized gain included in earnings relatedtoinstrumentsstill held at the end of period	$75.6	$51.8

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

NOTE 18--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2009	2008
Equity earnings on investments	$18.4	$14.6
Weston 4 ATC interconnection agreement	-	1.8
Gain on sale of property	1.8	0.4
Other	1.0	1.3
Total miscellaneous income	$21.2	$18.1

NOTE 19--REGULATORY ENVIRONMENT

Wisconsin

2010 Rate Case Re-opener

On May 1, 2009, WPS filed an application with the PSCW to adjust its 2010 retail electric and natural gas rates by $63.3 million for increased costs primarily related to construction of the Crane Creek wind project, pension and benefits, transmission, environmental control, and Wisconsin's Focus on Energy program, offset by production tax credits from the Crane Creek wind project and reductions in fuel and purchased power costs.

2009 Rate Case

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the two percent fuel window.

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no annual rate increase for retail electric rates as compared with the fuel surcharge adjusted rates authorized effective July 4, 2008.  The rates authorized on July 4, 2008, represent an annualized $48.0 million increase for retail electric rates as compared with the rates authorized on January 16, 2008.  The PSCW required a $3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program, which allows WPS to accrue and defer, for future recovery or refund, the difference in authorized margin as compared to actual.  This decoupling mechanism does not cover large commercial and industrial customers.  The decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.

2008 Rate Case

On January 15, 2008, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs, effective January 16, 2008.  On February 11, 2008, WPS filed an application with the PSCW to adjust its 2008 rates for increased fuel and purchased power costs.  The application requested an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through

December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin retail electric customers.  WPS had accrued this amount as a liability at December 31, 2008.  This refund resulted in a credit to customers' bills in March and April 2009.

Weston 3 Outage

In October 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPS incurred $8.9 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPS has insurance in place that covered all non-fuel operating and maintenance expenditures, less a $1.0 million deductible.  WPS incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPS was granted approval from the PSCW to defer the replacement fuel and purchased power costs for the Wisconsin retail portion of these costs retroactive to the date of the lightning strike.  On December 30, 2008, the PSCW granted WPS recovery of $17.0 million of the requested $19.6 million of Weston 3 replacement fuel and power costs from the Wisconsin retail jurisdiction, over a six-year period and without carrying costs.

It is anticipated that WPS will recover a similar portion of replacement purchased power costs from the Michigan retail jurisdiction through the annual PSCR mechanism.

Michigan

2009 MGU Rate Case

On January 13, 2009, the MPSC issued a final written order for MGU approving a settlement agreement authorizing an annual retail natural gas rate increase of $6.0 million, effective January 14, 2009.  The rate increase was required primarily due to general inflation, low margin revenue growth, increased costs of customer service functions, and increased environmental cleanup costs to remediate former manufactured gas plant sites.

2008 WPS Rate Case

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.

Illinois

2010 Rate Case

On February 25, 2009, PGL and NSG filed requests with the ICC to increase natural gas distribution rates by $161.9 million and $22.0 million, respectively, for 2010.  Both filings include a 12.0% return on common equity and a common equity ratio of 56% in their regulatory capital structures.  The filings also include an overall return of 9.34% and 9.18% for PGL and NSG, respectively.  The proposed rate increases are required to allow PGL and NSG to recover their forecasted 2010 cost of service and to earn a reasonable return on their investment.  PGL and NSG requested approval of a mechanism for cost recovery of the natural gas cost component of bad debt expense.  PGL also requested approval of a mechanism for cost recovery, outside of the rate case, of an accelerated cast iron main replacement program.

The Illinois rate case process requires receipt of a written order from the ICC within 11 months from the filing date, which would be January 2010.

2008 Rate Case

On February 5, 2008, the ICC issued a final written order authorizing a retail natural gas rate increase of $71.2 million for PGL and a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for PGL reflect a 10.19% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflect a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation was introduced again in the first quarter of 2009.  Integrys Energy Group actively supports the ICC's decision to approve this rate setting mechanism.  The order also approved an Enhanced Efficiency Program, which allows PGL and NSG to recover up to $6.4 million and $1.1 million per year, respectively, of energy efficiency costs.

On March 26, 2008, the ICC denied PGL's and NSG's request for rehearing of their rate orders, and all but one such request from interveners.  The only rehearing request granted by the ICC related to a change in the way PGL allocates interstate hub services revenues among customer groups.  On June 6, 2008, several parties filed a stipulation to resolve the way PGL allocates interstate hub services revenues among customer groups.  The ICC approved the stipulation, effective November 1, 2008, as well as a rehearing order.  Following the stipulation approval, PGL and NSG filed appeals in the second district of the Illinois appellate court and four other parties filed appeals in the first district of the Illinois appellate court.  PGL's and NSG's appeals were subsequently transferred to the first district of the Illinois appellate court.  On appeal, parties may only raise issues on which they sought rehearing at the ICC.  These issues include the decoupling mechanism.  No decision on the appeal is expected until at least the second half of 2009.

Minnesota

On July 31, 2008, MERC filed a request with the MPUC to increase retail natural gas rates $22.0 million.  The proposed natural gas rate increase is required primarily due to general inflation coupled with low sales growth and increased costs to provide customer service functions.  On September 11, 2008, the MPUC issued an order approving an interim rate increase of $19.8 million, effective October 1, 2008.  This interim rate increase is subject to refund pending the final rate order, which is expected in the second quarter of 2009.  On April 17, 2009, the administrative law judge recommended, subject to a final MPUC order, a $15.5 million rate increase and a 10.2% return on common equity.

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

NOTE 20--SEGMENTS OF BUSINESS

At March 31, 2009, Integrys Energy Group reported four segments, which are described below.

●	The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.
●	The natural gas utility segment includes the regulated natural gas utility operations of WPS, MGU, MERC, PGL, and NSG.
●
Integrys Energy Services is a diversified nonregulated natural gas and electric power supply and services company serving residential, commercial, industrial, and wholesale customers in certain developed competitive markets in the United States and Canada.

●
The Holding Company and Other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from Integrys Energy Group's investments in ATC and WRPC are also included in the Holding Company and Other segment.

The table below presents information for the respective periods pertaining to Integrys Energy Group's operations segmented by lines of business:

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended March 31, 2009
External revenues	$317.9	$1,096.6	$1,414.5	$1,783.5	$2.8	$-	$3,200.8
Intersegment revenues	11.8	0.2	12.0	0.6	-	(12.6)	-
Goodwill impairment loss	-	291.1	291.1	-	-	-	291.1
Depreciation and amortization expense	22.4	25.8	48.2	5.1	3.6	-	56.9
Miscellaneous income (expense)	0.9	1.2	2.1	1.0	31.7	(13.6)	21.2
Interest expense (income)	10.5	13.6	24.1	3.1	29.1	(13.6)	42.7
Provision (benefit) for income taxes	14.3	4.0	18.3	(14.5)	9.0	-	12.8
Net income (loss)	27.7	(172.9)	(145.2)	(29.1)	(5.1)	-	(179.4)
Preferred stock dividends of subsidiary	0.6	0.2	0.8	-	-	-	0.8
Net income (loss) attributed to common shareholders	27.1	(173.1)	(146.0)	(29.1)	(5.1)	-	(180.2)

Three Months Ended March 31, 2008
External revenues	$316.5	$1,260.4	$1,576.9	$2,409.4	$2.9	$-	$3,989.2
Intersegment revenues	12.7	0.1	12.8	4.7	0.3	(17.8)	-
Depreciation and amortization expense	18.8	25.4	44.2	3.5	3.5	-	51.2
Miscellaneous income (expense)	2.2	1.6	3.8	0.2	24.4	(10.3)	18.1
Interest expense (income)	8.8	14.3	23.1	2.8	22.3	(10.3)	37.9
Provision for income taxes	2.9	43.2	46.1	30.2	2.0	-	78.3
Net income	7.3	75.9	83.2	51.6	1.8	-	136.6
Preferred stock dividends of subsidiary	0.5	0.3	0.8	-	-	-	0.8
Net income attributed to common shareholders	6.8	75.6	82.4	51.6	1.8	-	135.8

NOTE 21--NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," was issued in December 2008.  This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and requires additional disclosures about plan assets.  These disclosures include:  a description of investment policies and strategies, disclosures of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This FSP is effective for Integrys Energy Group for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

FASB Staff Position (FSP) No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," was issued in April 2009 and reaffirms what SFAS No. 157 states is the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  This guidance is effective for Integrys Energy Group for the period ending June 30, 2009, and Integrys Energy Group anticipates it will have no impact on its fair value measurements.

FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," was issued in April 2009 and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased disclosures regarding expected cash flows and credit losses, as well as an aging of securities with unrealized losses.  This FSP is effective for Integrys Energy Group for the period ending June 30, 2009, and Integrys Energy Group anticipates it will have no impact on its Condensed Consolidated Financial Statements.

FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," was issued in April 2009.  This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require fair value disclosures in interim periods.  Previously, these disclosures were only required annually.  This FSP is effective for Integrys Energy Group for the reporting period ending June 30, 2009, and will result in additional disclosures about the fair value of Integrys Energy Group's financial instruments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Strategic Overview

Integrys Energy Group's goal is to create long-term value for shareholders and customers through growth in its core regulated businesses.  The company has made a decision to divest of its nonregulated energy services business segment, Integrys Energy Services, or to reduce its scale, risk exposure, and liquidity and credit commitments.

Integrys Energy Group continues to focus on:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential  to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings.  This is critical to our success as a strategically focused regulated business.  Integrys Energy Group believes the following projects have helped, or will help, maintain and grow its regulated utility base and meet its customers' needs:

•
WPS's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and/or upgrade equipment to meet or exceed required environmental standards are planned each year.

•
Our ownership interest in ATC, a transmission company that has over $2.6 billion of transmission assets at March 31, 2009.  Integrys Energy Group will continue to fund its share of the equity portion of future ATC growth.  Integrys currently owns an approximate 34% interest in ATC.  ATC plans to invest approximately $2.7 billion during the next ten years.

•
Weston 4, a 537-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and became operational June 30, 2008.  WPS holds a 70% ownership interest in the Weston 4 power plant.

•	A proposed accelerated annual investment in natural gas distribution facilities (replacement of cast iron mains) at PGL upon ICC approval of a cost recovery mechanism.

•	The investment of approximately $80 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline completed in February 2009.

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project currently under construction in Howard County, Iowa.

For more detailed information on Integrys Energy Group's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Divest or Significantly Reduce the Size and the Capital and Liquidity Commitments of the Nonregulated Energy Services Business Segment – Unprecedented energy price volatility, combined with significant growth in the forward contract portion of the business, has increased the collateral requirements of Integrys Energy Services at a time when global credit and financial market conditions are both constraining the availability and increasing the cost of capital.  As a result, Integrys Energy Group has decided to pursue a divestiture of its nonregulated energy services business segment.  In the event that a full divestiture of Integrys Energy Services does not occur and/or a portion of the nonregulated energy services business segment remains, it will be a smaller segment that requires significantly less capital, parental guarantees, and overall financial liquidity from Integrys Energy Group.  Integrys Energy Group is committed to a full divestiture or a nonregulated energy services operation with credit and collateral support requirements that are insignificant by the end of 2010.  Integrys Energy Group is seeking to deploy its capital to areas with more desirable risk-adjusted rates of return.  Although Integrys Energy Group anticipates a reduction in future earnings capacity from this business segment going forward, an improvement in the liquidity position, capital deployed, and reduced business risk profile of Integrys Energy Group is expected.

Integrating Resources to Provide Operational Excellence – Integrys Energy Group is committed to integrating resources of all its businesses, while meeting all applicable legal and regulatory requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and lowering costs.  Integrys Energy Group believes the following recent developments have helped, or will help, integrate resources and provide operational excellence:

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

•
"Operational Excellence" initiatives were implemented to provide top performance in the areas of project management, process improvement, contract administration, and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Asset and Risk Management – Our asset management strategy calls for the continuous assessment of our existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement our existing business and strategy.  The goal is to provide the most efficient use of our resources while maximizing return and maintaining an acceptable risk profile.  This strategy focuses on the disposition of assets, including property, plant, and equipment and entire business units, which are no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  We maintain a portfolio approach to risk and earnings.  Our decision regarding the future of Integrys Energy Services illustrates our asset management strategy.

Our risk management strategy includes the management of market exposure, credit, and operational risks through the course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow opportunities to secure prices in a volatile energy market.  Each business unit monitors daily the risk profile related to these instruments consistent with the company's risk management policy, which is approved by the Board of Directors.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – Integrys Energy Group's mission is to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, value-priced service to our customers.  We concentrate our efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.  Integrys Energy Group believes the following activities have helped, and will continue to help, integrate resources to provide safe, reliable, competitively priced, and environmentally sound energy services:

•
Contract administration and the use of formal project management tools to better manage the costs of our construction programs.  These cost reduction initiatives will provide competitively priced energy and energy related services.

•
Managing operations to minimize the impact on the environment.  Our Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal-fired electric generation units in the country with state-of-the-art environmental controls which allow us to reduce the amount of emissions produced.  We also expect to maintain or decrease the amount of greenhouse gases released over time and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•
Effectively operating a mixed portfolio of generation assets and investing in new generation and distribution assets, such as Weston 4, wind projects, and our natural gas connection to the Guardian II pipeline, ensures continued reliability for our customers.

RESULTS OF OPERATIONS

First Quarter 2009 Compared with First Quarter 2008

(Millions, except per share amounts)	2009	2008	% Increase (Decrease)

Natural gas utility operations	$(173.1)	$75.6	N/A
Electric utility operations	27.1	6.8	298.5%
Nonregulated energy operations	(29.1)	51.6	N/A
Holding company and other operations	(5.1)	1.8	N/A

Net income (loss) attributed to common shareholders	$(180.2)	$135.8	N/A

Basic earnings (loss) per share	$(2.35)	$1.77	N/A
Diluted earnings (loss) per share	$(2.35)	$1.77	N/A

Average shares of common stock
Basic	76.7	76.6	0.1%
Diluted	76.7	76.9	(0.3)%

Financial Results Summary

Financial results at Integrys Energy Group decreased $316.0 million, to a net loss attributed to common shareholders of $180.2 million ($2.35 net loss per share) for the quarter ended March 31, 2009, from net income attributed to common shareholders of $135.8 million ($1.77 diluted earnings per share) for the same quarter in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Financial results at the regulated natural gas utility segment decreased $248.7 million, from earnings of $75.6 million for the quarter ended March 31, 2008, to a net loss of $173.1 million for the same quarter in 2009.  The net loss at the natural gas utility segment was driven by a non-cash goodwill impairment loss in the amount of $248.8 million after tax.  Lower quarter-over-quarter volumes, driven by the general economic slowdown and warmer weather during the heating season, contributed to a decrease in financial results at the regulated natural gas utility segment and were primarily offset by higher quarter-over-quarter earnings from rate increases at MERC and MGU, the full year's benefit of PGL's 2008 rate increase, and a change in the rate design at WPS.

•
Earnings at the regulated electric utility segment increased $20.3 million, from $6.8 million during the quarter ended March 31, 2008, to $27.1 million for the same quarter in 2009, driven by an $18.9 million increase in earnings at WPS.  WPS's electric utility segment earnings increased largely due to fuel and purchased power costs that were lower than what was recovered in rates during the quarter ended March 31, 2009, compared with fuel and purchased power costs that were higher than what was recovered in rates for the same period in 2008.  In the first quarter of 2009, electric utility earnings at WPS were also favorably impacted by a fuel surcharge increase effective July 4, 2008, a portion of which was incorporated into 2009 non-fuel base retail electric rates, and an increase in wholesale demand charges.  The higher electric earnings were partially offset by an increase in depreciation expense related to Weston 4.

•
Financial results at Integrys Energy Services decreased $80.7 million, from earnings of $51.6 million for the quarter ended March 31, 2008, to a net loss of $29.1 million for the same quarter in 2009, driven by:

-
A $91.2 million after-tax decrease in Integrys Energy Services' margin quarter-over-quarter related to non-cash activity, due to a $94.9 million decrease related to non-cash activity associated with electric operations, partially offset by a $3.7 million increase related to non-cash activity associated with natural gas operations.  An overview of this non-cash activity is provided below.

Non-cash electric operations:

The approximate 18% decline in electric commodity prices during the first quarter of 2009 drove a $35.5 million net after-tax non-cash loss, compared with a $59.4 million net after-tax non-cash gain recognized in the first quarter of 2008 related to a 23% increase in electric commodity prices during the first quarter of 2008.  The non-cash unrealized gains and losses recognized resulted from the application of derivative accounting rules to Integrys Energy Services' portfolio of derivative electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to economically hedge the price, volume, and ancillary risks associated with related electric customer sales contracts.  The associated electric customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the electric customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.

Non-cash natural gas operations:

The market price of natural gas continued its decline in the first quarter of 2009, decreasing approximately 24% from December 31, 2008 to March 31, 2009, driving additional after-tax non-cash lower-of-cost-or-market inventory adjustments of $21.4 million for the quarter ended March 31, 2009.  These lower-of-cost-or-market adjustments were required to reflect natural gas still in storage at March 31, 2009 at its net realizable value, as required by GAAP.  As a result of the current volatility and uncertainty in the global financial markets and in order to improve its liquidity position, Integrys Energy Services placed more emphasis on storage withdrawals in the first quarter of 2009, compared with the first quarter of 2008.  Quarter-over-quarter, the natural gas withdrawn from storage and sold to customers had a $29.1 million lower after-tax cost basis as a result of lower-of-cost-or-market adjustments recorded in prior periods.  Quarter-over-quarter, the natural gas storage withdrawals (net of the lower-of-cost-or-market adjustments) drove a $7.7 million after-tax quarter-over-quarter increase in the non-cash natural gas margin.

Integrys Energy Services' non-cash natural gas margin was negatively impacted by a $4.0 million after-tax quarter-over-quarter increase in non-cash unrealized losses, driven by the settlement of derivative instruments utilized to mitigate the price risk on natural gas inventory withdrawn from storage.  Similar to the electric operations discussed above, non-cash gains and losses related to derivative natural gas sales and customer supply contracts will vary each period, and will ultimately reverse when the physical contracts settle, or when natural gas is withdrawn from inventory.

-
A $9.4 million ($5.6 million after-tax) increase in operating and maintenance expense, primarily due to an increase in payroll and benefits expense, an increase in bad debt expense, and increased broker commissions driven by higher transacted volumes.

-
Partially offsetting the above items, realized natural gas margins increased $17.7 million after-tax, from $22.0 million after-tax in the first quarter of 2008, to $39.7 million after-tax in the first quarter of 2009.  As discussed above, as a result of the current volatility and uncertainty in the financial markets and in order to improve its liquidity position, Integrys Energy Services increased its storage withdrawals and related delivery of the stored natural gas to customers quarter-over-quarter.  Also, per-unit retail natural gas margins were higher quarter-over-quarter as Integrys Energy Services restructured many of its retail natural gas sales contracts in 2008, in order to reflect increased business risk and financing costs.  Together, these two items drove the increase in realized natural gas margins.

•
Financial results at the holding company and other segment decreased $6.9 million, from earnings of $1.8 million during the quarter ended March 31, 2008, to a net loss of $5.1 million for the same quarter in 2009, largely due to an increase in the effective tax rate.  The effective tax rate of this segment includes the effect of certain state income taxes at the consolidated level that are not allocated to other segments.  One specific item affecting income tax expense for this segment during the quarter was the impact of a February 2009 tax law change in Wisconsin.  Increases in interest expense at the holding company and other segment were partially offset by higher earnings from Integrys Energy Group's investment in ATC and gains from land sales.

Utility Operations

For the quarters ended March 31, 2009, and 2008, utility operations included the regulated natural gas utility segment, consisting of the natural gas operations of PGL, WPS, MERC, MGU, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%
	March 31		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)

Revenues	$1,096.8	$1,260.5	(13.0)%
Purchased natural gas costs	776.3	938.8	(17.3)%
Margins	320.5	321.7	(0.4)%

Operating and maintenance expense	151.1	155.6	(2.9)%
Goodwill impairment loss *	291.1	-	N/A
Depreciation and amortization expense	25.8	25.4	1.6%
Taxes other than income taxes	9.0	8.9	1.1%

Operating income (loss)	(156.5)	131.8	N/A

Miscellaneous income	1.2	1.6	(25.0)%
Interest expense	(13.6)	(14.3)	(4.9)%
Other expense	(12.4)	(12.7)	(2.4)%

Income (loss) before taxes	$(168.9)	$119.1	N/A

Throughput in therms
Residential	795.9	842.8	(5.6)%
Commercial and industrial	253.3	268.5	(5.7)%
Interruptible	18.0	23.2	(22.4)%
Interdepartmental	2.1	9.4	(77.7)%
Transport	613.4	669.3	(8.4)%
Total sales in therms	1,682.7	1,813.2	(7.2)%

Weather
Average heating degree days	3,587	3,664	(2.1)%
* See Note 6, "Goodwill and Other Intangible Assets," for more information.

First Quarter 2009 Compared with First Quarter 2008

Revenue

Regulated natural gas utility segment revenue decreased $163.7 million, driven by:

•
An approximate $113 million decrease in revenue as a result of an approximate 9% decrease in the per-unit cost of natural gas over all of the regulated natural gas utilities in the first quarter of 2009, compared with the same quarter in 2008.  For all of Integrys Energy Group's regulated natural gas utilities, natural gas commodity costs are directly passed through to customers in current rates.

•	An approximate $41 million decrease in revenue as a result of lower quarter-over-quarter natural gas throughput volumes, excluding the impact of weather, driven by:

-
An approximate $35 million decrease related to lower volumes sold to residential customers resulting from energy conservation efforts and a decrease in volumes sold to commercial and industrial and transportation customers resulting from lower demand, all of which we believe are related to the general economic slowdown.

-
An approximate $6 million decrease related to lower volumes sold to the electric utility segment as a result of a decrease in the need for the electric utility to run its peaking generation units because of lower usage by residential and commercial and industrial customers, the availability of lower cost power from MISO, and the availability of Weston 4, WPS's coal-fired generating facility that became commercially operational in June 2008.

•
An approximate $23 million decrease in revenue from warmer weather during the heating season for the quarter ended March 31, 2009, compared with the same quarter in 2008, evidenced by the 2.1% decrease in heating degree days.

•
A $5.5 million decrease in revenue from a quarter-over-quarter decrease in the recovery of cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.  This decrease in revenue was offset by a decrease in operating expense due to the amortization of the related regulatory asset and, therefore, had no impact on earnings.

•	The decrease in revenue was partially offset by the positive impact of natural gas distribution rate cases and the change in rate design at the regulated natural gas utilities:

-
Effective January 14, 2009, MGU received a final rate order from the MPSC for a natural gas distribution rate increase.  Effective October 1, 2008, MERC received an interim natural gas distribution rate increase.  Together, these rate increases had an approximate $8 million positive impact on revenue quarter-over-quarter.  See Note 19, "Regulatory Environment," for more information on the rate increases at MGU and MERC.

-
In 2009, PGL and NSG received the full impact of the 2008 natural gas distribution rate cases, effective February 14, 2008, which increased revenue quarter-over-quarter by approximately $5 million, net.  NSG's new rate design incorporated both higher fixed customer charges and, the driving factor for the quarter, lower volumetric rates.  See Note 19, "Regulatory Environment," for more information on PGL's and NSG's rates.

-
Effective January 1, 2009, the PSCW required WPS to decrease retail natural gas distribution rates through a new rate design which incorporates higher volumetric rates and lower fixed customer charges.  For the quarter ended March 31, 2009, revenue increased approximately $3 million related to this rate design change.  See Note 19, "Regulatory Environment," for more information on WPS's rates.

Margin

The regulated natural gas utility segment margin decreased $1.2 million, driven by:

•
A 7.2% decrease in natural gas throughput volumes related to the negative impact of the general economic slowdown and warmer quarter-over-quarter weather, which resulted in an approximate $15 million quarter-over-quarter decrease in natural gas utility segment margin.  This quarter-over-quarter decrease in margin included the impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  Under decoupling, these utilities are allowed to adjust rates to recover or refund the difference between the actual and authorized delivery charge components of margin from certain customers.

•	A $5.5 million decrease in revenue from lower quarter-over-quarter recovery of cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.

•	The decreases in margin were substantially offset by the $16 million net positive impact quarter-over-quarter of rate cases and changes in rate design at the regulated natural gas utilities.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment decreased $288.3 million, driven by a $287.1 million increase in operating expenses and the $1.2 million decrease in natural gas margin.

The increase in operating expenses primarily related to a non-cash pre-tax goodwill impairment charge of $291.1 million recognized in the first quarter of 2009 related to PGL, NSG, MERC, and MGU.  See Note 6, "Goodwill and Other Intangible Assets," for more information.  The increase in operating expenses was partially offset by a $5.5 million decrease in amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites.  These costs were recovered from customers in revenues.

Regulated Electric Segment Operations

	Three Months Ended		%
(Millions, except heating degree days)	March 31		Increase
	2009	2008	(Decrease)

Revenues	$329.7	$329.2	0.2%
Fuel and purchased power costs	147.4	185.4	(20.5)%
Margins	182.3	143.8	26.8%

Operating and maintenance expense	96.3	97.1	(0.8)%
Depreciation and amortization expense	22.4	18.8	19.1%
Taxes other than income taxes	12.0	11.1	8.1%

Operating income	51.6	16.8	207.1%

Miscellaneous income	0.9	2.2	(59.1)%
Interest expense	(10.5)	(8.8)	19.3%
Other expense	(9.6)	(6.6)	45.5%

Income before taxes	$42.0	$10.2	311.8%

Sales in kilowatt-hours
Residential	843.1	850.1	(0.8)%
Commercial and industrial	1,998.9	2,178.8	(8.3)%
Wholesale	1,135.4	1,130.5	0.4%
Other	11.5	13.0	(11.5)%
Total sales in kilowatt-hours	3,988.9	4,172.4	(4.4)%

Weather
WPS:
Heating degree days	3,971	3,955	0.4%
UPPCO:
Heating degree days	4,249	4,255	(0.1)%

First Quarter 2009 Compared with First Quarter 2008

Revenue

Regulated electric utility segment revenue increased $0.5 million, driven by:

•
An approximate $11 million increase in revenue from both the interim fuel surcharge approved by the PSCW effective July 4, 2008, a portion of which was incorporated into 2009 base retail electric rates, and the full year's benefit of WPS's 2008 retail electric rate increase that was effective January 16, 2008.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2 percent fuel window.  See Note 19, "Regulatory Environment," for more information on WPS's fuel window and rate increase.

•	The increase in revenue was partially offset by a 4.4% decrease in electric sales volumes, which resulted in an approximate $8 million decrease in revenue quarter-over-quarter, related to:

-
A 0.8% decrease in residential sales volumes, an 8.3% decrease in commercial and industrial sales volumes and a decrease in opportunity sales, partially offset by an increase in wholesale revenues, which resulted in an approximate $17 million net decrease in revenue.  Of this decrease in revenue, approximately $13 million related to lower demand from changes in plant operations by certain commercial and industrial customers, approximately $4 million related to decreased demand for opportunity sales driven by the availability of lower-cost power from the MISO market, and approximately $2 million related to energy conservation efforts on the part of residential customers, all of which we believe was the result of the general economic slowdown.  These items were partially offset by an approximate $2 million increase in revenue driven by higher contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

-
A partially offsetting approximate $6 million positive impact that decoupling, which went into effect January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to adjust future rates for residential and small commercial and industrial customers to recover or refund the difference between the actual and authorized margin impact of variations in volumes.

	-	A partially offsetting $3 million positive impact on revenues quarter-over-quarter related to colder weather during the heating season, evidenced by the 0.4% increase in heating degree days at WPS.

•
The increase in revenue was also partially offset by an approximate $2 million decrease in revenue at UPPCO related to decreased fuel and purchased power costs and related amortization of a Power Supply Cost Recovery (PSCR) regulatory asset.  Decreases in fuel and purchased power costs at UPPCO are passed directly through to customers in rates.

Margin

The regulated electric utility segment margin increased $38.5 million, driven by:

•
An approximate $28 million increase in WPS's regulated electric utility margin from fuel and purchased power costs that were approximately $5 million lower than what was recovered in rates during the quarter ended March 31, 2009, compared with fuel and purchased power costs that were approximately $23 million higher than what was recovered in rates during the same quarter in 2008.  On April 25, 2009, the PSCW made 2009 fuel cost recovery subject to refund as actual and projected fuel costs for the remainder of the year are estimated to be below the 2 percent fuel window.

•
An approximate $5 million increase in electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

•
An approximate $4 million increase in electric utility margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase effective January 16, 2008, for WPS.

Operating Income

Operating income at the regulated electric utility segment increased $34.8 million, driven by the $38.5 million increase in electric margin, partially offset by a $3.7 million increase in operating expenses.  The increase in operating expenses was the result of an increase in depreciation and amortization expense at WPS, primarily related to Weston 4 being placed in service for accounting purposes in April 2008.

Other Expense

Other expense at the regulated electric utilities increased $3.0 million quarter-over-quarter, driven by a $1.7 million increase in interest expense and a $1.3 million decrease in miscellaneous income.

The increase in other expense was driven by:

•	An increase in interest expense, primarily related to higher long-term borrowings at WPS, utilized to fund various construction projects.

•	A $1.8 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

Integrys Energy Services' Segment Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

Integrys Energy Group is committed to a full divestiture or a nonregulated energy services operation with credit and collateral support requirements that are insignificant by the end of 2010.  Integrys Energy Services continues to enter into new transactions with customers within certain defined parameters, which is essential to preserving value while focusing on a successful divestiture of all or portions of its business.

	Three Months Ended		%
(Millions, except sales volumes)	March 31,		Increase
	2009	2008	(Decrease)

Revenues	$1,784.1	$2,414.1	(26.1%)
Cost of fuel, natural gas, and purchased power	1,767.8	2,283.3	(22.6%)
Margins	16.3	130.8	(87.5%)

Margin Detail
Electric margins	(23.1)	127.1	N/A
Natural gas margins	39.4	3.7	964.9%

Operating and maintenance expense	49.6	40.2	23.4%
Depreciation and amortization	5.1	3.5	45.7%
Taxes other than income taxes	3.1	2.7	14.8%

Operating income (loss)	(41.5)	84.4	N/A

Miscellaneous income	0.9	0.2	350.0%
Interest expense	(3.1)	(2.8)	10.7%
Minority interest	0.1	-	N/A
Other expense	(2.1)	(2.6)	(19.2%)

Income (loss) before taxes	$(43.6)	$81.8	N/A

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kwh	52,648.0	40,540.0	29.9%
Retail electric sales volumes in kwh	4,046.9	3,978.7	1.7%
Wholesale natural gas sales volumes in bcf	170.1	143.3	18.7%
Retail natural gas sales volumes in bcf	97.9	108.1	(9.4%)

Physical volumes (includes only transactions settled physically for the periods shown) *
Wholesale electric sales volumes in kwh	1,035.9	1,047.7	(1.1%)
Retail electric sales volumes in kwh	3,997.3	3,952.7	1.1%
Wholesale natural gas sales volumes in bcf	160.9	128.1	25.6%
Retail natural gas sales volumes in bcf	97.3	107.6	(9.6%)
* Represents gross physical volumes.
kwh – kilowatt-hours
bcf – billion cubic feet

Revenue

Revenues decreased $630.0 million, driven by an approximate 49% decrease in natural gas market prices quarter-over-quarter, and an approximate 42% decrease in electric market prices quarter-over-quarter.  The decrease in prices was partially offset by an increase in wholesale natural gas sales volumes delivered quarter-over-quarter, which is discussed in more detail below.

Margins

Changes in commodity prices subject a portion of our nonregulated operations to earnings volatility.  Integrys Energy Services uses financial instruments to economically hedge risks associated with physical transactions.  The financial instruments essentially lock in margin on these transactions by mitigating the impact of fluctuations in market conditions, changing commodity prices, volumetric exposure, and other associated risks.  Because derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP, reported earnings for the nonregulated energy operations segment include the changes in the fair values of the derivative instruments.  These values may change significantly from period to period and are reflected as unrealized gains or losses within margin.  However, on the other side of these transactions, fluctuations in the fair value of the nonderivative instruments that economically hedge the derivative instruments do not impact margin until settlement, as these instruments do not meet the GAAP definition of derivative instruments.

Integrys Energy Services' margins decreased $114.5 million in the first quarter of 2009, compared with the same quarter in 2008.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are generally related to timing of gain and loss recognition of certain transactions.

(Millions)	Increase (Decrease) in Margin for the Quarter Ended March 31, 2009 Compared with Quarter Ended March 31, 2008

Electric margins
Realized gains on structured origination contracts	$1.1
All other realized wholesale electric margin	0.5
Realized retail electric margin	6.3

Other significant items:
Retail and wholesale fair value adjustments *	(158.1)
Net decrease in electric and other margins	(150.2)

Natural gas margins
Lower of cost or market inventory adjustments	12.9
Other realized natural gas margins	29.6

Other significant items:
Spot to forward differential	(4.1)
Other fair value adjustments *	(2.7)
Net increase in natural gas margins	35.7

Net decrease in Integrys Energy Services' margin	$(114.5)
*
For the three months ended March 31, 2008, these two line items included a total of $11.5 million of gains resulting from the adoption of SFAS No. 157 in the first quarter of 2008.  See Note 17, "Fair Value," for more information.

First Quarter 2009 Compared with First Quarter 2008

Electric Margins

Integrys Energy Services' electric margins decreased $150.2 million to a negative $23.1 million in the first quarter of 2009, compared with a positive $127.1 million for the same period in 2008.  The first quarter 2009 and 2008 electric margins included the negative impact of $0.2 million and $1.6 million, respectively, of amortization related to purchase accounting adjustments required as a result of the PEC merger.  Significant contributors to the change in Integrys Energy Services' electric margins are discussed below.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $1.1 million, from $5.5 million in the first quarter 2008, to $6.6 million in the same period of 2009.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  The increase was primarily due to growth in existing markets, with an emphasis on structured transactions with small environmentally friendly generators.  Many of the new customer contracts were entered into prior to the announced decision to divest or significantly reduce the scale of Integrys Energy Services, with the first quarter of 2009 benefiting from the realization of margin associated with the settlement of these contracts.

All other realized wholesale electric margin

All other realized wholesale electric margin increased $0.5 million in the first quarter of 2009 compared to the same quarter in 2008.  In general, realized margins are impacted by trading activity in prior periods.  Integrys Energy Services recognizes realized margin when the contracts actually settle, which lag as much as 12 to 24 months from the time the contract was actually entered into.  Proprietary trading increased at the end of 2007 and the beginning of 2008, as additional front office personnel were hired and a portion of the trading supply operations was relocated to Chicago, which drove the quarter-over-quarter increase in realized wholesale electric margin.  Trading operations were scaled back in conjunction with the global credit crisis in the latter half of 2008.  The lower volumes will negatively impact realized margin in subsequent periods.

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

Realized retail electric margin

The realized retail electric margin increased $6.3 million, from a $17.3 million positive impact in the first quarter 2008, to a $23.6 million positive impact in the same period of 2009, driven by:

●
An increase of $2.1 million from operations in Texas as a result of higher ancillary service costs in 2008 related to congestion caused by wind generation that was added in this state.  Because Integrys Energy Services had fixed price contracts with many of its electric customers, it was not able to pass on all of the increased charges for ancillary services.  However, in the first quarter of 2009, compared to the same quarter in 2008, ancillary costs have decreased and Integrys Energy Services has priced into new or renewed contracts what it believes are appropriate premiums related to ancillary costs.

●	A $1.3 million increase in New York and the Mid-Atlantic regions. Integrys Energy Services entered the Mid-Atlantic markets in late 2007 and continues to realize growth in newly entered markets.

●	A $1.4 million increase in the Illinois market as Integrys Energy Services focused on customer markets with higher margins in 2009.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale fair value adjustments decreased $158.1 million, as it recognized $99.0 million of non-cash unrealized gains related to derivative instruments in the first quarter of 2008, compared with $59.1 million of non-cash unrealized losses during the same period of 2009.

The non-cash unrealized gains and losses resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to mitigate the price, volume, and ancillary risks associated with related customer sales contracts.  These customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.  From January 1, 2009, to March 31, 2009, electric commodity prices declined approximately 18%, which led to the recognition of large non-cash unrealized losses in the first quarter of 2009 on these electric customer supply contracts.  Conversely, from January 1, 2008, to March 31, 2008, electric commodity prices increased approximately 23%, which led to the recognition of large non-cash unrealized gains in the first quarter of 2008.

Natural Gas Margins

Integrys Energy Services' natural gas margins increased $35.7 million, from $3.7 million in the first quarter of 2008, to $39.4 million in the first quarter of 2009.  The first quarter 2009 and 2008 natural gas margins included the negative impact of $0.8 million and $8.0 million, respectively, of amortization related to purchase accounting adjustments required as a result of the merger with PEC.  Significant contributors to the change in Integrys Energy Services' natural gas margins are discussed below.

Lower-of-cost-or-market inventory adjustments

The price of natural gas decreased 24% during the first quarter of 2009 (below the average cost of natural gas in inventory which Integrys Energy Services had injected into storage in 2008), which resulted in $35.7 million of lower-of-cost-or-market adjustments to natural gas still in storage at March 31, 2009, as required by GAAP.  However, as a result of the current volatility and uncertainty in the financial markets and in order to improve its liquidity position, Integrys Energy Services increased its storage withdrawals in the first quarter of 2009 under existing contracts.  When this natural gas was withdrawn from storage, the negative impact of previously recorded lower-of-cost-or market adjustments contributed an offsetting $48.6 million quarter-over-quarter increase in margin.  The greater volume of withdrawals (net of the lower-of-cost-or-market adjustments) drove a $12.9 million quarter-over-quarter increase in the non-cash natural gas margin.

Other realized natural gas margins

Other realized natural gas margins increased $29.6 million, from $36.6 million in the first quarter of 2008, to $66.2 million in the first quarter of 2009, primarily related to realized gains on natural gas storage withdrawals.  As a result of the current volatility and uncertainty in the financial markets and in order to improve its liquidity position, Integrys Energy Services increased its storage withdrawals quarter-over-quarter.  Also, per-unit retail natural gas margins were higher quarter-over-quarter as Integrys Energy Services restructured many of its retail natural gas sales contracts in 2008, in order to reflect increased business risk and financing costs.  Together, these two items drove the increase in realized natural gas margins.

Spot to forward differential

Integrys Energy Services experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year.  Generally, injections of natural gas into storage inventory take place in the summer months and natural gas withdrawals take place in the winter months.  Integrys Energy Services' policy is to hedge the value of natural gas storage with contracts in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage.  Integrys Energy Services applies fair value hedge accounting to a portion of its derivative contracts used in this strategy.  Fair value hedge accounting rules require the natural gas in storage to be reflected at fair market value using spot prices, while the future sales contracts are reflected at fair value using forward prices.  When the spot price of natural gas changes disproportionately to the forward price of natural gas, Integrys Energy Services experiences volatility in its earnings.  Consequently, earnings volatility may occur within the contract period for natural gas in storage.  The accounting treatment does not affect the underlying cash flows or economics of these transactions.

The natural gas storage cycle had a $4.1 million negative quarter-over-quarter impact on natural gas margins.  For the first quarter of 2009, the natural gas storage cycle had no material impact on margin, compared with a $4.1 million positive impact on margin for the same period of 2008.  At March 31, 2009, the market value of natural gas in storage was not significantly different than the market value of future sales contracts related to the 2008/2009 natural gas storage cycle.

Other fair value adjustments

Other derivative accounting required fair value adjustments primarily relate to changes in the fair market value of contracts utilized to mitigate market price risk related to certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the transactions used to mitigate price risk (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts becomes subject to lower of cost or market adjustments, as was the case in the first quarter of 2009), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

The impact of these fair value adjustments drove a $2.7 million decrease in the natural gas margins as unrealized losses on these instruments were $45.8 million in the first quarter of 2009, compared with unrealized losses of $43.1 million during the same period of 2008.

Operating Income (Loss)

First quarter operating results at Integrys Energy Services decreased $125.9 million, from operating income of $84.4 million in the first quarter of 2008 to a $41.5 million operating loss for the same quarter in 2009.  This decrease was driven by the $114.5 million quarter-over-quarter decrease in margin driven by non-cash unrealized losses as discussed above.  In addition, operating and maintenance expense increased $9.4 million, from $40.2 million in the first quarter of 2008, to $49.6 million in the first quarter of 2009.  The increase in operating and maintenance was a result of an approximate $5 million increase in payroll and benefit costs, a $3.0 million increase in bad debt expense as a result of a $2 million write-off related to the bankruptcy of one ethanol producer and a general increase in reserves in light of the economic downturn, and $1.6 million of increased broker commissions as a result of higher delivered volumes.

Holding Company and Other Segment Operations

	Three Months Ended		%
	March 31		Increase
(Millions)	2009	2008	(Decrease)

Operating income	$1.3	$1.7	(23.5)%
Other income	2.6	2.1	23.8%

Income before taxes	$3.9	$3.8	2.6%

First Quarter 2009 Compared with First Quarter 2008

Other Income

Other income increased $0.5 million, driven by:

•
A $3.3 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $18.0 million of pre-tax equity earnings from ATC during the first quarter of 2009, compared with $14.7 million of pre-tax equity earnings during the same quarter in 2008.

•
A $2.4 million increase in miscellaneous income as a result of increased revolving credit fees and intercompany interest charges passed through to those regulated utilities which have outstanding borrowings with Integrys Energy Group's holding company.

•	A $1.8 million increase in pre-tax gains recognized on land sales for UPPCO.

•
The increase in other income was partially offset by an increase in interest expense of $5.9 million due to an increase in average short-term borrowings required for working capital requirements quarter-over-quarter at Integrys Energy Group, primarily related to the natural gas cycle and margin calls at Integrys Energy Services.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2009	2008

Effective Tax Rate	(7.7)%	36.4%

The change in the effective tax rate quarter-over-quarter was primarily related to the tax treatment of Integrys Energy Group's $291.1 million non-cash pre-tax goodwill impairment loss.  Although Integrys Energy Group had a $166.6 million loss before income taxes for the quarter ended March 31, 2009, it still recorded a $12.8 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not currently deductible for income tax purposes and will not result in an income tax benefit in another period.

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

Due to unprecedented volatility within the global financial markets beginning in the second half of 2008, Integrys Energy Group has been exposed to increased interest costs and challenges, at times, accessing short-term capital markets.  Due to disruptions in the commercial paper markets, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market, and $200.0 million of these borrowings were outstanding at March 31, 2009.

Operating Cash Flows

During the three months ended March 31, 2009, net cash provided by operating activities was $852.6 million, compared with $488.8 million for the same period in 2008.  The $363.8 million quarter-over-quarter increase was primarily due to an increase in natural gas taken out of storage by both Integrys Energy Services and the regulated natural gas utilities in the first quarter of 2009, compared with the first quarter of 2008.  Due to the current volatility and uncertainty in the global financial markets and in order to improve its liquidity position, Integrys Energy Services used a higher percentage of natural gas in storage to serve its customer obligations.

Investing Cash Flows

Net cash used for investing activities was $93.5 million during the three months ended March 31, 2009, compared with $90.9 million for the same period in 2008.  The $2.6 million quarter-over-quarter increase in cash used for investing activities was primarily driven by a $20.4 million increase in cash used for capital expenditures (discussed below), partially offset by the positive quarter-over-quarter impact of a $16.7 million payment in the first quarter of 2008 related to the construction of the transmission facilities required to support Weston 4.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were:

Reportable Segment (millions)	2009	2008	Change
Electric utility	$43.2	$31.5	$11.7
Natural gas utility	28.3	30.0	(1.7)
Integrys Energy Services	11.2	4.5	6.7
Holding company and other	6.6	2.9	3.7
Integrys Energy Group consolidated	$89.3	$68.9	$20.4

The increase in capital expenditures at the electric utility for the three months ended March 31, 2009, compared with the same period in 2008, was mainly due to wind generation projects.  The increase in capital expenditures at Integrys Energy Services was primarily due to solar energy projects.

Financing Cash Flows

Net cash used for financing activities was $681.5 million during the three months ended March 31, 2009, compared with net cash used for financing activities of $341.3 million for the same period in 2008.  The $340.2 million quarter-over-quarter increase in cash used for financing activities was driven by a $355.7 million increase in repayments of short-term debt borrowings in the first quarter of 2009, compared to the first quarter of 2008, made possible by the increase in net cash provided by operating activities.

Significant Financing Activities

Dividends paid increased in 2009 compared with 2008.  The February 2009 quarterly common stock dividend was increased to 68 cents per share from 67 cents per share.

Integrys Energy Group had outstanding commercial paper borrowings of $143.6 million and $116.8 million at March 31, 2009, and 2008, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million at March 31, 2009, and 2008.  Integrys Energy Group had borrowings under revolving credit facilities of $345.0 million at March 31, 2009, and did not have borrowings under revolving credit facilities at March 31, 2008.  See Note 7, "Short-Term Debt and Lines of Credit," for more information.

Credit Ratings

The current credit ratings for Integrys Energy Group, WPS, PEC, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Issuer credit rating Senior unsecured debt Commercial paper Credit facility Junior subordinated notes	BBB+ BBB A-2 N/A BBB-	N/A A3 P-2 A3 Baa1
WPS Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A- A A BBB A-2 N/A	A1 Aa3 Aa3 A3 P-1 A1
PEC Issuer credit rating Senior unsecured debt	BBB+ BBB	N/A A3
PGL Issuer credit rating Senior secured debt Commercial paper	BBB+ A- A-2	N/A A1 P-1
NSG Issuer credit rating Senior secured debt	BBB+ A	N/A A1

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On March 9, 2009, Moody's placed the ratings of Integrys Energy Group and all of its subsidiaries under review for possible downgrade.  This action follows the review of Integrys Energy Group's consolidated 2008 financial performance, as well as its strategic decision to divest or scale back Integrys Energy Services.

On March 5, 2009, Standard & Poor's lowered the following ratings of Integrys Energy Group and its subsidiaries:

•	The issuer credit ratings of Integrys Energy Group, PGL, NSG and PEC were lowered from "A-" to "BBB+."
•	The issuer credit rating of WPS was lowered from "A" to "A-."
•	The senior unsecured debt credit ratings of Integrys Energy Group and PEC were lowered from "BBB+" to "BBB."
•	The junior subordinated credit rating of Integrys Energy Group was lowered from "BBB" to "BBB-."
•	The senior secured debt rating of WPS was lowered from "A+" to "A."
•	The preferred stock rating of WPS was lowered from "BBB+" to "BBB."

According to Standard & Poor's, Integrys Energy Group's corporate credit downgrade reflects weak financial measures that do not support an "A" category credit profile.  Standard & Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business profile to excellent from strong and changed its financial risk profile to aggressive from intermediate.  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of March 31, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$3,522.4	$257.1	$815.8	$723.7	$1,725.8
Operating lease obligations	47.0	9.4	18.9	14.1	4.6
Commodity purchase obligations (2)	6,035.9	2,068.7	2,080.2	925.2	961.8
Purchase orders (3)	659.3	658.1	1.2	-	-
Capital contributions to equity method investment	18.7	18.7	-	-	-
Pension and other postretirement funding obligations (4)	542.7	51.0	141.3	163.0	187.4
Total contractual cash obligations	$10,826.0	$3,063.0	$3,057.4	$1,826.0	$2,879.6

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

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $641.2 million at March 31, 2009, as the amount and timing of payments are uncertain.  See Note 11,"Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the March 31, 2009 liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 10, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2009 through 2011 are listed below.

(Millions)
WPS
Wind generation projects	$247.1
Environmental projects	138.7
Electric and natural gas distribution projects	127.6
Other projects	161.9

UPPCO
Electric distribution projects and repairs and safety measures at hydroelectric facilities	70.7

MGU
Natural gas pipe distribution system and underground natural gas storage facilities	26.2

MERC
Natural gas pipe distribution system	44.0

PGL
Natural gas pipe distribution system and underground natural gas storage facilities (1)	357.8

NSG
Natural gas pipe distribution system	40.1

Integrys Energy Services (2)
Landfill methane gas project, infrastructure project, solar energy projects, and miscellaneous projects	20.0

IBS
Corporate services infrastructure projects	83.2
Total capital expenditures	$1,317.3

(1)
Includes approximately $55 million of expenditures related to the accelerated replacement of cast iron mains at PGL in 2011.  PGL requested recovery in a rider as part of the rate case filed on February 25, 2009.  See Note 19, "Regulatory Environment," for more information.

(2)	Includes only estimated construction expenditures for 2009.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $27 million in 2009 and approximately $12 million in 2010.  No capital contributions are expected in 2011.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of March 31, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants relating to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

Integrys Energy Group and certain of its subsidiaries' revolving credit agreements and term loans contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.  Termination of the agreements could permit lenders to require immediate repayment of the outstanding borrowings thereunder.

Integrys Energy Group and certain of its subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

Integrys Energy Group plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, net of forecasted dividend payments, and debt and equity financings.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.  See Item 2, "Management Discussion and Analysis of Financial Conditions and Results of Operations, Other Future Considerations" for additional information.

See Note 7, "Short-Term Debt and Lines of Credit," for more information on our credit facilities and other short-term credit agreements.

In March 2009, Integrys Energy Group filed a new shelf registration statement which allows Integrys Energy Group to publicly issue debt, equity, certain types of hybrid securities, and other financial instruments.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices, and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

Other Future Considerations

Impact of Financial Market Turmoil

Volatility and uncertainty in the financial markets have impacted Integrys Energy Group in a number of ways.  Due to disruptions in the commercial paper markets beginning in the second half of 2008, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market, and $200.0 million of these borrowings were outstanding at March 31, 2009.  In addition, Integrys Energy Group believes that a decrease in the number of wholesale counterparties actively trading in the energy markets has reduced market liquidity and increased the risk of counterparty concentrations.  This factor, combined with worsening economic conditions, has also increased the risk of credit losses.  A decline in the overall level of natural gas and electricity prices has resulted in increased cash margin calls related to purchase contracts utilized by Integrys Energy Group to economically hedge its supply obligations.

In response to the factors discussed above, Integrys Energy Group has taken several steps to improve its available liquidity.  Integrys Energy Services has significantly reduced its origination and customer renewal activity in order to keep its potential capital requirements within the liquidity that is currently available.  For the business that continues to be transacted, Integrys Energy Services has adjusted its product pricing strategy to account for the increased collateral requirements, business risks, and potential cash margining impact.  This new pricing strategy has reduced the flow of new business, therefore reducing future liquidity requirements, while improving the profitability of transactions that are executed.

At the end of March, the natural gas storage cycle at both the regulated natural gas utilities and Integrys Energy Services resulted in the generation of positive cash flow, as inventory that had been built up in storage was sold to customers.  This resulted in an approximate $700 million reduction in consolidated short-term debt outstanding during the first quarter, with similar levels of cash available to Integrys Energy Group.

Management believes that these efforts have reduced its exposure to adverse market conditions.  While the impact of continued market volatility and the extent and impacts of the economic downturn cannot be predicted, Integrys Energy Group currently believes it has sufficient operating flexibility and access to funding sources to maintain adequate liquidity.

The recent volatility in global capital markets has also led to a reduction in the current market value of long-term investments held in Integrys Energy Group's pension and other postretirement benefit plan trusts.  The recent decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Impact of Divesting of the Nonregulated Business Segment

Integrys Energy Group has made a decision to pursue divestiture of its nonregulated energy services business segment.  A divestiture may be completed through one transaction or multiple transactions with various buyers.  Integrys Energy Group intends to redeploy the capital to areas with more desirable risk-adjusted rates of return to achieve the greatest value for our investors.  The divestiture will yield proceeds and/or free up invested capital that will be redeployed to support core utility businesses and strengthen the company's balance sheet.  This will reduce risk and financial requirements at a time when global credit and financial markets are constraining the availability and increasing the cost of capital.  Integrys Energy Group is targeting an announcement with respect to Integrys Energy Services by the end of the third or early fourth quarter of 2009 with possible completion of a full or partial divestiture by the end of the year, subject to regulatory approvals.

In the event that a full divestiture of Integrys Energy Services does not occur and/or a portion of the nonregulated energy services business segment remains, it will be a smaller segment that requires significantly less capital, parental guarantees, and overall financial liquidity from Integrys Energy Group.  Integrys Energy Group is committed to a full divestiture or a nonregulated energy services operation with credit and collateral support requirements that are insignificant by the end of 2010.

Subsequent to completion of any such divestiture, Intergrys Energy Group expects its liquidity needs to decrease by as much as $1 billion and would reduce its existing credit facilities.  Integrys Energy Group may also use any proceeds from the divestiture, as well as the return of our invested capital to reduce outstanding debt or invest in areas with more desirable risk adjusted rates of return to achieve the greatest value for its shareholders.

Decoupling

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  Under decoupling, utilities are allowed to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.  In the recently completed WPS rate case, the PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for natural gas and electric residential and small commercial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  Recently passed legislation in Michigan authorizes the MPSC to approve decoupling mechanisms, and in its January 2009 rate order, MGU was ordered to submit a proposal for decoupling in its next rate case filing.  In Minnesota, the legislature required the MPUC to evaluate decoupling.  The MPUC is currently engaged in that process and has sought and received comments on decoupling mechanisms from utilities and interveners in Minnesota.

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

The impact of the declining economic environment could cause more accounts receivable to become uncollectible.  Higher levels of uncollectible balances would negatively impact Integrys Energy Group's results of operations and could result in higher working capital requirements.

Goodwill Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested on an annual basis and between required annual testing dates if certain conditions exist.  One of these conditions is a change in business climate, which may be evidenced by, among other things, a prolonged decline in a company's market capitalization below book value.  Any annual or interim goodwill impairment test could result in the recognition of additional goodwill impairment losses.  See Note 6, "Goodwill and Other Intangible Assets," for information on goodwill balances for Integrys Energy Group's reporting units at March 31, 2009.

New Laws

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect the company.  Most notably, a provision of ARRA provides Integrys Energy Group with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be substantial, and depending on rules for qualification of certain property, can vary significantly.  Other provisions of ARRA provide Integrys Energy Group with elections to select between a production tax credit, an investment tax credit, or a federal grant for wind generating facilities that will go into service later in 2009.  Integrys Energy Group currently plans to take production tax credits on power generated by these facilities, but is studying the other alternatives mentioned above.  Integrys Energy Group is also investigating the possibility of obtaining funds under ARRA for certain specific projects.

In February 2009, Wisconsin Act 2 was signed into law.  Act 2 contains various tax provisions intended to reduce Wisconsin's current budget gap.  Most notably, this Act will require Integrys Energy Group and its subsidiaries to file a Wisconsin income tax return as a combined group.  As a result, all of Integrys Energy Group's income will be subject to apportionment and taxation in Wisconsin.  In the first quarter of 2009, the company recorded a one-time adjustment to deferred taxes.  See Note 10, "Income Taxes."  In the future, Integrys Energy Group may experience higher or lower Wisconsin income taxes depending on the mix and type of income.  In the short-term, after the adjustment to deferred taxes, this law is expected to generate a small benefit for Integrys Energy Group.

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

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Condensed Consolidated Balance Sheets, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges), also on Integrys Energy Group's Condensed Consolidated Balance Sheets, or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the three months ended March 31, 2009.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2008 (1)	$294.0	$(135.4)	$158.6
Less: Contracts realized or settled during period (2)	144.1	(38.5)	105.6
Plus: Changes in fair value of contracts in existence at March 31, 2009 (3)	61.2	(151.2)	(90.0)
Fair value of contracts at March 31, 2009 (1)	$211.1	$(248.1)	$(37.0)

(1)	Reflects the values reported on the balance sheets for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2)	Includes the value of contracts in existence at December 31, 2008, that were no longer included in the net mark-to-market assets as of March 31, 2009.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2008, and contracts that were entered into subsequent to December 31, 2008, which were included in Integrys Energy Services' portfolio at March 31, 2009, as well as gains and losses at the inception of contracts.

There were, in many cases, derivative positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these derivative positions are not reflected in the table above.

The table below shows Integrys Energy Services' risk management instruments categorized by fair value hierarchy levels and by maturity.  For more information on the fair value hierarchy, see Note 17, "Fair Value."

Integrys Energy Services
Risk Management Contract Aging at Fair Value
As of March 31, 2009 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 years	Total Fair Value
Level 1	$(191.7)	$(71.8)	$(1.4)	$-	$(264.9)
Level 2	170.7	(71.0)	(0.7)	(1.3)	97.7
Level 3	31.9	86.6	6.5	5.2	130.2
Total fair value	$10.9	$(56.2)	$4.4	$3.9	$(37.0)

CRITICAL ACCOUNTING POLICIES

Integrys Energy Group has reviewed its critical accounting policies for new critical accounting estimates and other significant changes and has found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2008, are still current and that there have been no significant changes.

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

Due to increases in short-term borrowings in the last year, Integrys Energy Group has increased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at March 31, 2009, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $6.3 million.  Comparatively, based on the variable rate debt outstanding at March 31, 2008, an increase in interest rates of 100 basis points would have increased interest expense by $3.1 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Commodity Price Risk

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of certain of its exposures.  Integrys Energy Services' VaR is calculated using non-discounted positions with a delta-normal approximation based on a one-day holding period and a 95% confidence level, as well as a ten-day holding period and 99% confidence level.  For further explanation of Integrys Energy Group's VaR calculation, see the 2008 Annual Report on Form 10-K.

The VaR for Integrys Energy Services' trading portfolio at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2009	2008

As of March 31,	$1.1	$0.9
Average for 12 months ended March 31	1.4	1.1
High for 12 months ended March 31	2.3	1.3
Low for 12 months ended March 31	1.1	0.9

The VaR for Integrys Energy Services' trading portfolio at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2009	2008

As of March 31	$4.7	$4.2
Average for 12 months ended March 31	6.3	4.8
High for 12 months ended March 31	10.2	5.6
Low for 12 months ended March 31	4.7	4.2

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in the 2008 Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Integrys Energy Group's management, with the participation of Integrys Energy Group's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Integrys Energy Group's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, Integrys Energy Group's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by Integrys Energy Group in the reports that it files or submits under the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to Integrys Energy Group's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in Integrys Energy Group's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 11, "Commitments and Contingencies," in the Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of the 2008 Annual Report on Form 10-K for Integrys Energy Group filed on February 25, 2009.

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

Integrys Energy Group, Inc.

Date: May 6, 2009	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group