Form 10-Q
period 2009-06-30
INTEGRYS ENERGY GROUP, INC.
filed 2009-08-06
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.)

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

Common stock, $1 par value, 76,422,505 shares outstanding at August 4, 2009

______________________________________________________________________________
______________________________________________________________________________

PART II.	OTHER INFORMATION	83

Item 1.	Legal Proceedings	83

Item 1A.	Risk Factors	83

Item 4.	Submission of Matters to a Vote of Security Holders	83

Item 6.	Exhibits	83

Signature		84

EXHIBIT INDEX	85

4.1
Third Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group, Inc. and U.S. Bank National Association (successor to Firstar Bank, National Association) (Incorporated by reference to Exhibit 4.1 to Integrys Energy Group's Form 8-K filed June 17, 2009.)

4.2
Fourth Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group, Inc. and U.S. Bank National Association (successor to Firstar Bank, National Association) (Incorporated by reference to Exhibit 4.2 to Integrys Energy Group's Form 8-K filed June 17, 2009.)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation

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
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries and future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings, or inquiries, including but not limited to, manufactured gas plant site cleanup, reconciliation of revenues from the Gas Charge  (as defined in Note 13, "Commitments and Contingencies") and related natural gas costs, and the proceeding regarding the Weston 4 air permit;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of Integrys Energy Group and its subsidiaries;
●	The risks associated with executing Integrys Energy Group's plan to significantly reduce the scope and scale of, or divest in its entirety, the nonregulated energy services business;
●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS and various state, local, and Canadian revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which Integrys Energy Group's subsidiaries operate;
●	The retention of market-based rate authority;
●	The risk associated with the value of goodwill or other intangibles and their possible impairment;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including mergers, acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The effectiveness of risk management strategies and the use of financial and derivative instruments;
●	The risks associated with the inability of Integrys Energy Group's and its subsidiaries' counterparties, affiliates, and customers to meet their obligations;

●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The utilization of tax credit and loss carryforwards;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, Integrys Energy Group and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except per share data)	2009	2008	2009	2008

Nonregulated revenue	$815.0	$2,601.1	$2,601.3	$5,013.4
Utility revenue	612.6	816.1	2,027.1	2,393.0
Total revenues	1,427.6	3,417.2	4,628.4	7,406.4

Nonregulated cost of fuel, natural gas, and purchased power	708.9	2,544.8	2,478.0	4,829.3
Utility cost of fuel, natural gas, and purchased power	271.4	483.3	1,182.0	1,589.6
Operating and maintenance expense	276.0	251.8	567.3	538.4
Goodwill impairment loss	-	6.5	291.1	6.5
Restructuring expense	19.1	-	19.1	-
Depreciation and amortization expense	57.6	55.9	114.5	107.1
Taxes other than income taxes	21.7	21.8	48.6	47.7
Operating income (loss)	72.9	53.1	(72.2)	287.8

Miscellaneous income	20.8	22.7	42.0	40.8
Interest expense	(40.0)	(33.5)	(82.7)	(71.4)
Other expense	(19.2)	(10.8)	(40.7)	(30.6)

Income (loss) before taxes	53.7	42.3	(112.9)	257.2
Provision for income taxes	18.5	17.5	31.3	95.8
Net income (loss) from continuing operations	35.2	24.8	(144.2)	161.4

Discontinued operations, net of tax	0.3	0.1	0.3	0.1
Net income (loss)	35.5	24.9	(143.9)	161.5

Preferred stock dividends of subsidiary	0.8	0.8	1.6	1.6
Net income (loss) attributed to common shareholders	$34.7	$24.1	$(145.5)	$159.9

Average shares of common stock
Basic	76.8	76.6	76.7	76.6
Diluted	76.8	76.9	76.7	76.9

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$0.45	$0.31	$(1.90)	$2.09
Discontinued operations, net of tax	-	-	-	-
Earnings (loss) per common share (basic)	$0.45	$0.31	$(1.90)	$2.09

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$0.45	$0.31	$(1.90)	$2.08
Discontinued operations, net of tax	-	-	-	-
Earnings (loss) per common share (diluted)	$0.45	$0.31	$(1.90)	$2.08

Dividends per common share declared	$0.68	$0.67	$1.36	$1.34

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$206.4	$254.1
Accounts receivable and accrued unbilled revenues, net of reserves of $74.6 and $62.5, respectively	1,285.8	2,155.3
Inventories	287.1	732.9
Assets from risk management activities	2,860.2	2,223.7
Regulatory assets	152.8	244.0
Deferred income taxes	148.6	-
Other current assets	241.0	280.8
Current assets	5,181.9	5,890.8

Property, plant, and equipment, net of accumulated depreciation of $2,796.6 and $2,710.0, respectively	4,844.4	4,773.3
Regulatory assets	1,465.9	1,444.8
Assets from risk management activities	1,225.8	758.7
Goodwill	642.8	933.9
Other	503.5	471.0
Total assets	$13,864.3	$14,272.5

Liabilities and Shareholders' Equity
Short-term debt	$113.7	$1,209.0
Current portion of long-term debt	271.0	155.2
Accounts payable	964.8	1,534.3
Liabilities from risk management activities	2,952.9	2,190.3
Regulatory liabilities	89.7	58.8
Deferred income taxes	-	71.6
Temporary LIFO liquidation credit	34.1	-
Other current liabilities	408.7	494.8
Current liabilities	4,834.9	5,714.0

Long-term debt	2,323.1	2,288.0
Deferred income taxes	626.1	435.7
Deferred investment tax credits	36.2	36.9
Regulatory liabilities	275.5	275.5
Environmental remediation liabilities	657.4	640.6
Pension and other postretirement benefit obligations	656.6	636.5
Liabilities from risk management activities	1,223.7	762.7
Asset retirement obligations	183.8	179.1
Other	148.1	152.8
Long-term liabilities	6,130.5	5,407.8

Commitments and contingencies

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,516 shares outstanding	51.1	51.1
Common stock - $1 par value; 200,000,000 shares authorized; 76,426,505 shares issued; 76,013,872 shares outstanding	76.4	76.4
Additional paid-in capital	2,490.8	2,487.9
Retained earnings	373.1	624.6
Accumulated other comprehensive loss	(77.0)	(72.8)
Treasury stock and shares in deferred compensation trust	(15.5)	(16.5)
Total liabilities and shareholders' equity	$13,864.3	$14,272.5

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2009	2008
Operating Activities
Net income (loss)	$(143.9)	$161.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Discontinued operations, net of tax	(0.3)	(0.1)
Goodwill impairment loss	291.1	6.5
Depreciation and amortization expense	114.5	107.1
Recoveries and refunds of regulatory assets and liabilities	25.4	35.1
Net unrealized losses (gains) on nonregulated energy contracts	106.8	(45.9)
Nonregulated lower of cost or market inventory adjustments	42.7	-
Bad debt expense	41.0	35.2
Pension and other postretirement expense	34.0	24.5
Pension and other postretirement contributions	(6.8)	(10.5)
Deferred income taxes and investment tax credit	(36.7)	6.4
Loss on sale of property, plant, and equipment	-	2.1
Equity income, net of dividends	(8.1)	(5.8)
Other	(9.4)	(19.3)
Changes in working capital
Accounts receivable and accrued unbilled revenues	820.1	(78.9)
Inventories	443.4	(294.3)
Other current assets	67.7	16.3
Accounts payable	(532.6)	475.7
Temporary LIFO liquidation credit	34.1	98.8
Other current liabilities	(34.5)	(79.0)
Net cash provided by operating activities	1,248.5	435.4

Investing Activities
Capital expenditures	(187.6)	(198.5)
Proceeds from the sale or disposal of property, plant, and equipment	17.6	-
Purchase of equity investments and other acquisitions	(15.5)	(17.5)
Cash paid for transmission interconnection	-	(17.4)
Proceeds received from transmission interconnection	-	99.7
Other	(3.0)	1.8
Net cash used for investing activities	(188.5)	(131.9)

Financing Activities
Short-term debt, net	(924.1)	(207.7)
Redemption of notes payable	(157.9)	-
Proceeds from sale of borrowed natural gas	134.4	237.6
Purchase of natural gas to repay natural gas loans	(204.0)	(168.7)
Issuance of long-term debt	155.0	-
Repayment of long-term debt	(2.0)	(54.6)
Payment of dividends
Preferred stock of subsidiary	(1.6)	(1.6)
Common stock	(103.5)	(101.9)
Other	(4.0)	(1.8)
Net cash used for financing activities	(1,107.7)	(298.7)

Change in cash and cash equivalents	(47.7)	4.8
Cash and cash equivalents at beginning of period	254.1	41.2
Cash and cash equivalents at end of period	$206.4	$46.0

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

The Condensed Consolidated Financial Statements are unaudited, but in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Subsequent events at Integrys Energy Group were evaluated for potential recognition or disclosure through August 5, 2009, which is the date the financial statements were issued.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2009	2008
Cash paid for interest	$78.8	$69.0
Cash paid for income taxes	21.8	91.3

Significant non-cash transactions were:

	Six Months Ended June 30
(Millions)	2009	2008
Construction costs funded through accounts payable	$51.8	$20.2
Intangible assets (customer contracts) received in exchange for risk management assets	17.0	-

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

The following table shows Integrys Energy Group's assets and liabilities from risk management activities:

		Risk Management Assets		Risk Management Liabilities
(Millions)	Balance Sheet Presentation	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Utility Segments
Non-hedge derivatives
Commodity contracts	Current	$24.1	$28.6	$96.6	$161.6
Commodity contracts	Long-term	1.5	-	4.5	9.0
Cash flow hedges
Commodity contracts	Current	-	-	1.3	1.5

Nonregulated Segments
Non-hedge derivatives
Commodity contracts	Current	2,796.0	2,080.9	2,770.0	1,944.8
Commodity contracts	Long-term	1,215.6	750.0	1,197.2	729.7
Interest rate swaps	Current	-	-	2.6	1.0
Interest rate swaps	Long-term	-	-	1.3	3.3
Foreign exchange contracts	Current	1.6	2.8	0.3	0.5
Foreign exchange contracts	Long-term	1.3	2.5	1.9	2.3
Fair value hedges
Commodity contracts	Current	-	14.2	-	-
Interest rate swaps	Current	1.6	1.1	-	-
Interest rate swaps	Long-term	1.3	2.1	-	-
Cash flow hedges
Commodity contracts	Current	36.9	81.3	78.5	79.4
Commodity contracts	Long-term	6.1	4.1	18.8	14.8
Interest rate swaps	Current	-	-	3.6	1.5
Interest rate swaps	Long-term	-	-	-	3.6
Foreign exchange contracts	Current	-	14.8	-	-
Total		$4,086.0	$2,982.4	$4,176.6	$2,953.0

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

(Millions)	June 30, 2009	December 31, 2008
Cash collateral provided to others	$334.2	$256.4
Cash collateral received from others	123.9	18.9

On the Condensed Consolidated Balance Sheets, the cash collateral provided to others is reflected in accounts receivable and accrued unbilled revenues, and the cash collateral received from others is reflected in other current liabilities.

Certain of Integrys Energy Group's derivative and nonderivative commodity instruments contain provisions that could require the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at June 30, 2009, was $2,479.6 million.  As of June 30, 2009, Integrys Energy Group had not posted any cash collateral related to these commodity instruments.

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, non-derivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered at June 30, 2009, Integrys Energy Group would have been required to post collateral of $887.1 million.  Of this $887.1 million, Integrys Energy Group had already satisfied $237.2 million with letters of credit.  Therefore, the remaining collateral requirement would have been $649.9 million.

Utility Segments

Non-Hedge Derivatives

The derivatives listed in the above table as "commodity contracts" include a limited number of natural gas purchase contracts, financial derivative contracts (futures, options, and swaps) used by both the electric and natural gas utility segments to mitigate the risk associated with the market price volatility of natural gas supply costs and gasoline and diesel fuel used by utility vehicles, and financial instruments used to manage electric transmission congestion costs (financial transmission rights (FTRs)).

Derivative instruments at the utilities are entered into in accordance with the terms of the risk management plans approved by their respective Boards of Directors and, if applicable, by their respective regulators.  Most energy-related physical and financial derivatives at the utilities qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."  These derivatives are marked to fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  Resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

The table below shows the unrealized gains recorded related to non-hedge derivatives at the utilities.

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets – current	$38.8	$54.6
Commodity contracts	Balance Sheet – Regulatory assets – long-term	4.0	4.3
Commodity contracts	Balance Sheet – Regulatory liabilities – current	10.4	7.7
Commodity contracts	Balance Sheet – Regulatory liabilities – long-term	0.1	0.1
Commodity contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	-	0.2
Commodity contracts	Income Statement – Operating and maintenance expense	0.2	0.2

At June 30, 2009, the utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	Purchases	Other Transactions
Natural gas (millions of therms)	653.5	N/A
FTRs (millions of kilowatt-hours)	N/A	9,832.9
Petroleum products (barrels)	21,909	N/A

Cash Flow Hedges

PGL uses commodity contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  These contracts extend through December 2010.  At June 30, 2009, PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

Purchases
Natural gas (millions of therms)	7.2

Changes in the fair values of the effective portions of these contracts are included in other comprehensive income (OCI), net of taxes.  Amounts recorded in OCI related to these cash flow hedges will be recognized in earnings when the hedged transactions occur, or if it is probable that the hedged transaction will not occur.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

	Unrealized Gain Recognized in OCI on Derivative Instrument (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Commodity contracts	$0.8	$1.2	$0.2	$2.7

		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended June 30		Six Months Ended June 30
(Millions)	Income Statement Presentation	2009	2008	2009	2008
Settled commodity contracts	Operating and maintenance expense	$(0.8)	$0.4	$(1.4)	$0.3

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was not significant for the three and six months ended June 30, 2009, and 2008.  Cash flow hedge ineffectiveness related to these commodity contracts was not significant for the three and six months ended June 30, 2009, and 2008.  When testing for effectiveness, no portion of the derivative instruments was excluded.  In the next 12 months, PGL expects that an insignificant pre-tax loss will be recognized in earnings as the hedged transactions occur.

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

At June 30, 2009, the nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	6,835.6	6,860.3	N/A
Power (kilowatt-hours)	168,028.1	161,517.0	N/A
Interest rate swaps	N/A	N/A	$240.6
Foreign exchange contracts	$75.6	$75.3	N/A

Gains and losses related to non-hedge derivatives are recognized currently in earnings, as shown in the table below.

		Gain (Loss) During
(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Nonregulated revenue	$8.8	$(30.8)
Interest rate swaps	Interest expense	0.2	0.3
Foreign exchange contracts	Nonregulated revenue	(1.2)	(1.1)
Total		$7.8	$(31.6)

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

(Millions)	Income Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate swap	Interest expense	$-	$(0.3)
Debt hedged by swap	Interest expense	-	0.3
Total		$-	$-

Fair value hedge ineffectiveness recorded in interest expense on the Condensed Consolidated Statements of Income was not significant for the three and six months ended June 30, 2009, and 2008.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three and six months ended June 30, 2009, and 2008.

In the first half of 2009, Integrys Energy Services did not have any commodity derivative contracts designated as fair value hedges.  In the first half of 2008, Integrys Energy Services had commodity derivative contracts designated as fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended June 30, 2008, and was a pre-tax loss of $2.8 million for the six months ended June 30, 2008.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was not significant during the three months ended June 30, 2008, and was a pre-tax gain of $4.3 million during the six months ended June 30, 2008.

Cash Flow Hedges

Futures, forwards, and swaps that are designated as cash flow hedges extend through April 2014, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  Integrys Energy Group has two interest rate swaps that are designated as cash flow hedges to fix the interest rate on an unsecured term loan through June 2010.  At June 30, 2009, the nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	147.0	168.6	N/A
Power (kilowatt-hours)	6,783.2	-	N/A
Interest rate swaps	N/A	N/A	$65.6

Changes in the fair values of the effective portions of contracts designated as cash flow hedges are included in OCI, net of taxes.  Amounts recorded in OCI related to cash flow hedges will be recognized in earnings when the hedged transactions occur, or if it is probable that the hedged transaction will not occur.  In March 2009, Integrys Energy Group settled two forward foreign currency exchange contracts that were designated as cash flow hedges to mitigate the variability in the foreign currency exposure of a fixed rate Japanese yen denominated term loan that matured in March 2009.  The tables below show the amounts related to cash flow hedges recorded in OCI and in earnings.

	Unrealized Gain (Loss) Recognized in OCI on Derivative Instrument (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Commodity contracts	$1.2	$(12.9)	$(48.8)	$(33.9)
Interest rate swaps	0.6	2.0	1.5	0.3

		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Income Statement	Three Months Ended June 30		Six Months Ended June 30
(Millions)	Presentation	2009	2008	2009	2008
Settled
Commodity contracts	Nonregulated revenue	$(21.1)	$(12.7)	$(4.4)	$(13.8)
Interest rate swaps	Interest expense	(0.1)	(0.1)	(0.2)	(0.2)
Foreign currency	Interest expense	-	-	14.8	-
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	0.1	(3.0)	(0.4)	(2.9)
Total		$(21.1)	$(15.8)	$9.8	$(16.9)

		Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30		Six Months Ended June 30
(Millions)	Income Statement Presentation	2009	2008	2009	2008
Commodity contracts	Nonregulated revenue	$(0.5)	$(2.2)	$(1.3)	$(3.5)

In the next 12 months, subject to changes in market prices of natural gas and electricity, a pre-tax loss of $82.0 million related to cash flow hedges of commodity contracts is expected to be recognized in earnings as the hedged transactions occur.  This amount is expected to be substantially offset by the settlement of the related nonderivative hedged contracts.

NOTE 4--INTEGRYS ENERGY SERVICES RESTRUCTURING

Restructuring Costs

Integrys Energy Group has decided to divest of all or portions of its nonregulated subsidiary, Integrys Energy Services, or significantly scale back this business in order to reduce risk and decrease collateral and other financial requirements at a time when global credit and financial markets are constraining the availability of and increasing the cost of capital.  In connection with this strategy, restructuring costs were expensed in the second quarter of 2009, as shown in the following table:

(Millions)	Six Months Ended June 30, 2009
Employee-related costs	$10.8
Software write-offs	5.2
Legal and consulting	3.0
Miscellaneous	0.1
Total restructuring costs	$19.1

All of the above costs relate to the Integrys Energy Services segment and are included in the Restructuring expense line item on the Condensed Consolidated Income Statement.

Integrys Energy Group expects to incur total employee-related restructuring costs of approximately $20 million to $26 million by the end of 2010, including the $10.8 million accrued as of June 30, 2009, and shown in the table above.  As of June 30, 2009, none of these employee-related restructuring costs had been paid.

Proposed Sale of Integrys Energy Services of Canada Corp.

In July 2009, Integrys Energy Services of Canada, a subsidiary of Integrys Energy Services, signed an agreement to sell nearly all of its Canadian natural gas and electric power contract portfolio.  The transaction, which requires certain contractual consents and necessary regulatory approvals, is expected to close in the third quarter of 2009.

As of June 30, 2009, Integrys Energy Services of Canada did not meet the criteria to be reported as held for sale.  The carrying values of the major classes of assets and liabilities included in the sale agreement were as follows:

(Millions)	June 30, 2009
Current risk management assets	$134.3
Long-term risk management assets	13.8
Total assets	$148.1

Current risk management liabilities	$128.1
Long-term risk management liabilities	36.2
Total liabilities	$164.3

NOTE 5--DISCONTINUED OPERATIONS

Niagara

During the six months ended June 30, 2009, Integrys Energy Services recorded $0.3 million in discontinued operations related to a refund received in connection with the overpayment of auxiliary power service in prior years.

During the six months ended June 30, 2008, Integrys Energy Services recorded $0.1 million in discontinued operations related to amortization of an environmental indemnification guarantee included as part of the sale agreement.

NOTE 6--INVESTMENT IN ATC

Integrys Energy Group had an approximate 34% ownership interest in ATC at June 30, 2009.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the three and six months ended June 30, 2009.  Integrys Energy Group’s investment in ATC is recorded in other long-term assets on the Condensed Consolidated Balance Sheets.

(Millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance at the beginning of period	$358.8	$346.9
Equity in net income	18.4	36.4
Capital contributions	6.9	15.4
Dividends received	(14.9)	(29.5)
Balance at the end of period	$369.2	$369.2

ATC's financial data is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Income statement data
Revenues	$129.0	$116.1	$255.2	$225.2
Operating expenses	56.6	53.3	113.6	104.2
Other expense	19.7	17.1	38.0	32.9
Net income *	$52.7	$45.7	$103.6	$88.1

*	As most income taxes are the responsibility of its members, ATC does not report a provision for its members' income taxes in its income statements.

(Millions)	June 30, 2009	December 31, 2008
Balance sheet data
Current assets	$49.8	$50.8
Noncurrent assets	2,663.7	2,480.0
Total assets	$2,713.5	$2,530.8

Current liabilities	$254.6	$252.0
Long-term debt	1,259.5	1,109.4
Other noncurrent liabilities	82.6	120.2
Members' equity	1,116.8	1,049.2
Total liabilities and members' equity	$2,713.5	$2,530.8

NOTE 7--INVENTORIES

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

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had the following changes to the carrying amount of goodwill for the six months ended June 30, 2009:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Goodwill recorded at December 31, 2008	$927.0	$6.9	$933.9
Impairment loss	(291.1)	-	(291.1)
Goodwill recorded at June 30, 2009	$635.9	$6.9	$642.8

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test.  WPS, MGU, MERC, PGL, NSG, and Integrys Energy Services, which are Integrys Energy Group's reporting units containing goodwill, perform their annual goodwill impairment tests during the second quarter of each year.  Interim impairment tests are performed whenever events or changes in circumstances indicate that the asset might be impaired.  In the first quarter of 2009, the combination of the decline in equity markets as well as the increase in the expected weighted-average cost of capital, indicated that a potential impairment of goodwill might exist.  In accordance with SFAS No. 142, it was determined that the criteria requiring an interim goodwill impairment analysis was triggered in the first quarter of 2009.  Based upon the results of the interim goodwill impairment analysis, Integrys Energy Group recorded a non-cash goodwill impairment loss of $291.1 million ($248.8 million after-tax) in the first quarter of 2009, all within the natural gas utility segment.  This impairment related to MGU and MERC (acquired in 2006) and PGL and NSG (acquired in 2007).  Key factors contributing to the impairment charge included disruptions in the global credit and equity markets and the resulting increase in the weighted-average cost of capital used to value the natural gas utility operations, and the negative impact that the global decline in equity markets had on the valuation of natural gas distribution companies in general.  No further goodwill impairments were identified during annual testing procedures performed during the second quarter of 2009.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets as listed below.

	June 30, 2009			December 31, 2008
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(16.3)	$16.3	$32.6	$(14.2)	$18.4
Natural gas and electric contract assets (2) (3)	77.1	(58.3)	18.8	60.1	(54.6)	5.5
Natural gas and electric contract liabilities (2) (4)	(33.6)	24.2	(9.4)	(33.6)	20.2	(13.4)
Renewable energy credits (5)	5.5	(0.9)	4.6	3.4	(2.1)	1.3
Nonregulated easements (6)	4.0	-	4.0	-	-	-
Emission allowances (7)	2.1	-	2.1	2.3	(0.1)	2.2
Other	2.6	(1.0)	1.6	3.0	(1.0)	2.0
Total	90.3	(52.3)	38.0	67.8	(51.8)	16.0

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$95.5	$(52.3)	$43.2	$73.0	$(51.8)	$21.2

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility home services business.  The remaining weighted-average amortization period at June 30, 2009, for customer-related intangible assets was approximately seven years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $8.9 million and $9.9 million, respectively, at June 30, 2009, and $3.1 million and $2.4 million, respectively, at December 31, 2008.  The remaining weighted-average amortization period at June 30, 2009, for these intangible assets was 3.5 years.

(4)
Includes both short-term and long-term intangible liabilities related to customer contracts in the amount of $3.8 million and $5.6 million, respectively, at June 30, 2009, and $6.0 million and $7.4 million, respectively, at December 31, 2008.  The remaining weighted-average amortization period at June 30, 2009, for these intangible liabilities was 3.3 years.

(5)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards, as well as for trading purposes.

(6)	Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period of 15 years.

(7)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization.  Amortization expense for the three months ended June 30, 2009, and 2008, was $1.6 million and $2.3 million, respectively.  Amortization expense for the six months ended June 30, 2009, and 2008, was $3.0 million and $3.7 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$9.5
For year ending December 31, 2010	3.9
For year ending December 31, 2011	3.3
For year ending December 31, 2012	2.4
For year ending December 31, 2013	1.6

Amortization of the natural gas and electric contract intangible assets was recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the three months ended June 30, 2009, and 2008, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $1.1 million and $4.9 million, respectively.  Amortization of these contracts for the six months ended June 30, 2009, resulted in a decrease to nonregulated cost of fuel, natural gas, and purchased power of $0.3 million and an increase to nonregulated cost of fuel, natural gas, and purchased power of $10.1 million for the six months ended June 30, 2008.

Amortization expense of these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$2.8
For year ending December 31, 2010	3.4
For year ending December 31, 2011	1.0
For year ending December 31, 2012	0.9
For year ending December 31, 2013	0.6

NOTE 9--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.  Amounts shown are as of:

(Millions, except percentages)	June 30, 2009	December 31, 2008
Commercial paper outstanding	$103.7	$552.9
Average discount rate on outstanding commercial paper	0.87%	4.78%
Borrowings under revolving credit facilities	-	$475.0
Average interest rate on outstanding borrowings under revolving credit facilities	-	2.41%
Short-term notes payable outstanding	$10.0	$181.1
Average interest rate on outstanding short-term notes payable	0.27%	3.40%

The commercial paper at June 30, 2009, had varying maturity dates ranging from July 6, 2009, through July 14, 2009.

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	June 30, 2009	December 31, 2008
Revolving credit facility (Integrys Energy Group) (1)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group) (1)	6/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (1) (2)	5/03/09	-	250.0
Revolving credit facility (Integrys Energy Group) (1) (3)	5/26/10	425.0	-
Revolving credit facility (Integrys Energy Group) (1) (4)	6/04/10	35.0	-
Revolving credit facility (WPS) (5)	6/02/10	115.0	115.0
Revolving credit facility (PEC) (1) (6)	6/13/11	400.0	400.0
Revolving credit facility (PGL) (7)	7/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services) (8)	6/29/09	-	175.0
Revolving short-term notes payable (WPS) (9)	11/13/09	10.0	10.0
Short-term notes payable (Integrys Energy Group) (10)		-	171.1
Total short-term credit capacity		2,235.0	2,371.1

Less:
Letters of credit issued inside credit facilities		347.5	414.6
Loans outstanding under credit agreements and notes payable		10.0	656.1
Commercial paper outstanding		103.7	552.9
Accrued interest or original discount on outstanding commercial paper		-	0.8
Available capacity under existing agreements		$1,773.8	$746.7

(1)	Provides support for Integrys Energy Group's commercial paper borrowing program.

(2)	In November 2008, Integrys Energy Group entered into a revolving credit agreement to finance its working capital requirements and for general corporate purposes. This facility terminated in May 2009.

(3)	In May 2009, Integrys Energy Group entered into a revolving credit agreement to finance its working capital requirements and for general corporate purposes.

(4)	In June 2009, Integrys Energy Group entered into a revolving credit agreement to finance its working capital requirements and for general corporate purposes.

(5)	Provides support for WPS's commercial paper borrowing program.

(6)	Borrowings under these agreements are guaranteed by Integrys Energy Group.

(7)	Provides support for PGL's commercial paper borrowing program.

(8)	This facility matured in April 2009, at which time the maturity date was extended, and subsequently expired in June 2009. This facility was previously guaranteed by Integrys Energy Group.

(9)	This note is renewed every six months and is used for general corporate purposes.

(10)	This facility matured in March 2009, at which time the borrowings were paid in full, and the short-term debt agreement was terminated.

At June 30, 2009, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group and certain subsidiaries' revolving credit agreements contain financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 10--LONG-TERM DEBT

(Millions)	June 30, 2009	December 31, 2008
WPS	$872.1	$872.1
UPPCO	11.7	11.7
PEC	327.9	328.2
PGL (1)	501.0	501.0
NSG	75.3	75.3
Integrys Energy Group (2)	705.0	550.0
Unsecured term loan – Integrys Energy Group (3)	65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets (4)	4.6	6.6
Other term loan (5)	27.0	27.0
Total	2,590.2	2,437.5
Unamortized discount and premium on bonds and debt	3.9	5.7
Total debt	2,594.1	2,443.2
Less current portion	(271.0)	(155.2)
Total long-term debt	$2,323.1	$2,288.0

(1)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Recent auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time as a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate at June 30, 2009 was 1.0% for these bonds.

In March 2010, $50.0 million of PGL's First and Refunding Mortgage Bonds will mature.  As a result, these notes are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at June 30, 2009.

(2)
In June 2009, Integrys Energy Group issued $100.0 million of 7.27%, 5-year Unsecured Senior Notes due June 1, 2014 and $55.0 million of 8.0%, 7-year Unsecured Senior Notes due June 1, 2016.  The net proceeds from the issuance of the Senior Notes were used to refinance existing short-term debt and for general corporate purposes.  The Senior Notes were sold in a private placement and are not registered under the Securities Act of 1933.

In November 2009, $150.0 million of Integrys Energy Group Unsecured Senior Notes will mature.  As a result, these notes are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at June 30, 2009.

(3)
In June 2010, Integrys Energy Group’s $65.6 million unsecured term loan will mature.  This term loan resulted from a restructuring of Integrys Energy Services non-recourse debt from the sale of a previously owned subsidiary’s allocated emission allowances.  As a result, these notes are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at June 30, 2009.

(4)
In May 2010, $4.6 million of nonrecourse term loans will mature.  As a result, these notes are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at June 30, 2009.

(5)	WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services, has outstanding $27.0 million of Refunding Tax Exempt Bonds. The interest rate at June 30, 2009 was 4.28% for these bonds.

At June 30, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

NOTE 11--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of Integrys Energy Group through June 30, 2009.

(Millions)	Regulated Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2008	$178.9	$0.2	$179.1
Accretion	4.6	0.1	4.7
Asset retirement obligations at June 30, 2009	$183.5	$0.3	$183.8

NOTE 12--INCOME TAXES

Integrys Energy Group's effective tax rates for the three and six months ended June 30, 2009, were 34.5% and (27.7)%, respectively.  The effective tax rates for the three and six months ended June 30, 2008, were 41.4% and 37.2%, respectively.

Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items such as the goodwill impairment loss.

The effective tax rate for the three months ended June 30, 2009, differs from the federal tax rate of 35%, primarily due to the positive impact of certain permanent book to tax differences partially off-set by state income taxes.  The effective tax rate for the six months ended June 30, 2009, differs from the federal tax rate of 35%, primarily because a large portion (approximately $186.2 million) of the $291.1 million goodwill impairment loss recognized in the first quarter was not deductible for income tax purposes.

The effective tax rate for the three and six months ended June 30, 2008 differed from the federal tax rate of 35%, primarily due to state income taxes and the impact of certain permanent book to tax return differences.

For the three and six months ended June 30, 2009, there was no significant change to the liability for uncertain tax positions.

In February 2009, Wisconsin Act 2 was signed into law.  This Act requires Integrys Energy Group and its subsidiaries to file their Wisconsin income tax return as a combined group.  As a result, all of Integrys Energy Group's income is now subject to apportionment and taxation in Wisconsin, requiring an adjustment to deferred taxes under SFAS No. 109, "Accounting for Income Taxes."  This resulted in a one-time credit adjustment to deferred taxes and an increase in income tax expense of $4.7 million, which was recorded in the first quarter of 2009.

NOTE 13--COMMITMENTS AND CONTINGENCIES

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

The obligations described below are as of June 30, 2009.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $310.9 million, obligations of $1.3 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1.4 billion, some of which extend through 2028.
●
Integrys Energy Services has obligations related to energy and natural gas supply contracts that extend through 2018 and total $4.9 billion.  The majority of these obligations end by 2011, with obligations totaling $313.7 million extending beyond 2011.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $571.4 million, and relate to normal business operations as well as large construction projects.

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

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS submitted its response in April 2008.  In July 2009, WPS received an inquiry requesting clarification with respect to documents provided in the April 2008 response and WPS is currently working to respond to the inquiry.  In December 2008, WP&L received a similar data request and has submitted its response.

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

Pulliam Air Notice of Violation

In September 2007, an NOV was issued to WPS by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPS met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  On July 13, 2009, the WDNR issued a letter stating that no further enforcement action will be taken.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the Court.  On February 12, 2009, the Court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision and the parties have completed filing briefs.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4.  Corrective actions have been taken for the events in both NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV, and is scheduled for August 26, 2009, for the July 2009 NOV.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the results of operations of Integrys Energy Group.

Weston Operating Permits

In early November 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration.  WPS believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any.

In December 2008, and July 2009, NOVs were issued to WPS by the WDNR that include alleged violations of the air permit at Weston 1 and 2.  These NOVs are discussed above under "Weston 4 Air Permit."

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin revised the state mercury rule, Chapter NR 446.  The revised rule requires a 40% reduction from the 2002 through 2004 baseline mercury emissions, beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  WPS estimates capital costs of approximately $28 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Following the promulgation of a federal mercury control and monitoring rule by the EPA in 2005, the State of Wisconsin filed suit along with other states in opposition of this rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR and the associated Federal Implementation Plan, putting the status of both CAIR nitrogen oxide allowance programs in doubt.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and, thereby, CAIR was reinstated.  The Court of Appeals also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in early 2010.  As a result of the Court of Appeals’ decision, CAIR is in place for 2009 and is expected to be in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA, and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015.  On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $569 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

Integrys Energy Group's natural gas utilities are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Nineteen of these sites have been transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for $655.8 million of future undiscounted investigation and cleanup costs for all sites as of June 30, 2009.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  Integrys Energy Group recorded a regulatory asset of $675.7 million, which is net of insurance recoveries received of $56.8 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of June 30, 2009.

Integrys Energy Group's natural gas utilities are coordinating the investigation and cleanup of the manufactured gas plant sites subject to EPA jurisdiction under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation (GM), and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action in August 2005.  NSG has met its financial assurance requirement in the form of a net worth test while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy filing, NSG is working with the EPA to access the bond to fund a portion of GM’s liability.  The potential exposure related to the GM bankruptcy has been reflected in the accrual identified above.  Operation of the groundwater treatment unit began in September 2008 and is operating at full capacity as of July 2009.

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

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.  In June 2007, PGL filed a motion to dismiss, or in the alternative, stay the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA Superfund Removal program.  On September 28, 2007, the federal district court issued a ruling staying the litigation "pending the conclusion of the United States EPA actions" at these sites.  The plaintiffs filed a motion for reconsideration.  The court reconsidered the stay and on September 25, 2008, granted PGL's motion for a judgment on the pleadings dismissing the suit.  On October 24, 2008, the plaintiffs appealed the district court's ruling.  On February 5, 2009, the Seventh Circuit Court of Appeals stayed the appeal.  The parties have executed a settlement agreement and this matter has been dismissed.  The amount of the settlement is not material to Integrys Energy Group.

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

Flood Damage

In May 2003, a fuse plug at the Silver Lake reservoir owned by UPPCO was breached, resulting in subsequent flooding downstream on the Dead River, located in the Upper Peninsula of Michigan.  All litigation matters have been resolved.  All environmental claims have been resolved with the State of Michigan and a Consent Judgment on the environmental matters was filed and approved in June 2009.

As part of UPPCO's 2009 Power Supply Cost Recovery Plan (PSCR) filing with the MPSC, UPPCO requested recovery of the remaining deferred replacement power costs related to the Silver Lake incident.  Through June 30, 2009, UPPCO deferred replacement power costs of $3.2 million, non-fuel operating and maintenance costs of $0.8 million, and estimated related carrying costs of $0.7 million.  UPPCO offset the non-fuel operating and maintenance costs and related carrying costs, as well as a portion of the replacement power costs, with a settlement of $2.2 million received from third parties involved in the Silver Lake incident.  The remaining replacement power cost requested for recovery from Michigan retail customers was $2.5 million at June 30, 2009.

As part of a settlement agreement with the MPSC staff and interveners in the PSCR case, UPPCO offset $1.9 million of the remaining replacement power costs with proceeds from the sale of the Warden plant.  The proceeds from the sale of the Warden plant had previously been recorded as a liability to UPPCO customers.  The remaining $0.6 million of replacement power costs was not recoverable and was recorded in operating and maintenance expense in the first quarter of 2009.  This settlement has been approved by the MPSC.

The reconstruction of the Silver Lake dam was completed in November 2008.  This included a new concrete spillway and a new earthen dam with monitoring instrumentation.  The FERC and Board of Consultants were on site and certified the completion.  UPPCO received FERC approval of a refill and operations plan in February 2009.  It is expected to take approximately two years to return the reservoir to normal operation.  Cost recovery for rebuilding the Silver Lake facility is the subject of a current rate proceeding.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  Integrys Energy Group is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program which caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions (such as the Waxman-Markey bill, which passed the U.S. House of Representatives and is being reviewed in the Senate), and to create national renewable portfolio standards.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys

Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

Escanaba Water Permit Issues

UPPCO operates the Escanaba Generating Station (EGS) under contract with its owner, the City of Escanaba (City).  While the City owns the water permits for EGS, UPPCO's personnel provide testing and certification of waste water discharges.  In September 2008, UPPCO became aware of potential water discharge permit violations regarding reported pH and oil and grease readings at EGS.  Corrective actions were implemented at the plant, notification was provided to the City, and UPPCO self reported the potential permit violations to the Michigan Department of Environmental Quality (MDEQ).  UPPCO filed a final report with the MDEQ on November 25, 2008, and a copy was sent to the City.

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

Natural Gas Charge Settlement and Pending Natural Gas Charge Cases

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

With respect to the conservation and weatherization funding, as of June 30, 2009, $15.0 million remained unpaid, of which $5.0 million was included in other current liabilities, and $10.0 million was included in other long-term liabilities.  Under the reconnection program, PGL and NSG reconnected customers who participated in the program and took other steps PGL and NSG believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what PGL and NSG implemented.  Management believes that PGL and NSG have fully complied with the reconnection program obligations of the settlement agreement.

Four of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit, and the report was filed on April 10, 2008.  The report included 32 recommendations, none of which quantified natural gas costs that the auditor believed should not be recovered by PGL and NSG.  On March 31, 2009, PGL and NSG completed their responses to the 25 recommendations they agreed to implement in a June 30, 2008 response to the audit.

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

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 31, 2008, PEC filed a motion for summary judgment.  The filing of the plaintiffs’ reply to PEC's class certification response was postponed pending a decision on PEC's motion for summary judgment.  On June 24, 2009, the court entered an order denying PEC’s motion for summary judgment, and set a September 2, 2009 hearing date on the plaintiffs’ motion for class certification.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On December 20, 2006, the ICC entered an order approving a stipulation between the parties to this proceeding under which PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1.0 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with Chicago to exchange information.  This order resolved only the ICC proceeding and did not constitute a release of any other potential actions outside of the ICC proceeding.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor issued a final report on August 14, 2008, containing 65 recommendations and an additional placeholder for a possible recommendation.  The ICC conducted a public hearing on October 8, 2008, at which time the auditor presented the report to the ICC for its acceptance.  PGL submitted a draft plan to the ICC staff in which PGL accepted most of the recommendations and offered an alternative proposal for the remainder.  At a subsequent meeting and in concurrence with the ICC staff and the consultant, PGL has revised its implementation plan for some of the recommendations.  The auditor's agreement with the ICC provides for a two-year monitoring phase to verify PGL's compliance with the prospective implementation plan, which began in December 2008.  On March 17, 2009, the auditor issued the first quarterly interim report.  The report acknowledged progress on many initiatives and restated that continual monitoring will be performed to verify sustained progress for the term of the verification phase.  On June 22, 2009, the auditor issued its second quarterly interim report.  The report stated that verification work has started in all but two major areas and that, while the auditors have completed verification work for only a few recommendations, PGL and the auditors have made progress on many of the recommendations.

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

NOTE 14--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group:
		Expiration
(Millions)	Total Amounts Committed at June 30, 2009	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$1,808.1	$1,527.5	$150.6	$38.4	$91.6
Guarantees of subsidiary debt and revolving line of credit (2)	756.6	-	725.0	-	31.6
Standby letters of credit (3)	324.7	298.7	26.0	-	-
Surety bonds (4)	3.1	1.9	1.2	-	-
Other guarantees (5)	2.8	2.2	-	-	0.6
Total guarantees	$2,895.3	$1,830.3	$902.8	$38.4	$123.8

(1)
Consists of parental guarantees of $1,644.0 million to support the business operations of Integrys Energy Services, of which $5.0 million received specific authorization from Integrys Energy Group's Board of Directors and was not subject to the guarantee limit discussed below; $90.7 million and $63.4 million, respectively, related to natural gas supply at MERC and MGU, of an authorized $150.0 million and $100.0 million, respectively; and $5.0 million at both PEC and IBS, of an authorized $125.0 million and $50.0 million, respectively, to support business operations.  These guarantees are not reflected in the Condensed Consolidated Balance Sheets.

(2)
Consists of agreements to fully and unconditionally guarantee (1) PEC's $400.0 million revolving line of credit; (2) on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011; and (3) $31.6 million supporting outstanding debt at Integrys Energy Services' subsidiaries, of which $4.6 million is subject to Integrys Energy Services' parental guarantee limit discussed below.  Parental guarantees related to subsidiary debt and credit agreements outstanding are not included in the Condensed Consolidated Balance Sheets.

(3)
Comprised of $319.5 million issued to support Integrys Energy Services' operations; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at UPPCO, MGU, and MERC.  These amounts are not reflected in the Condensed Consolidated Balance Sheets.

(4)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included in the Condensed Consolidated Balance Sheets.

(5)
Includes (1) a liability related to WPS's agreement to indemnify Dominion Energy Kewaunee, Inc. for certain costs arising from the resolution of design basis documentation issues incurred prior to the Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of June 30, 2009, WPS had paid $8.1 million to Dominion Energy Kewaunee, Inc. related to this guarantee, reducing the liability to $0.8 million.  WPS expects to make payments for the entire remaining liability amount by December 31, 2009; (2) a $1.4 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification, which terminates on January 31, 2010, related to potential environmental contamination from ash disposal at this facility.  Integrys Energy Services expects that the likelihood of required performance under this guarantee is remote; and (3) $0.6 million issued for workers compensation coverage in Michigan.

Integrys Energy Group has provided total parental guarantees of $1,996.6 million on behalf of Integrys Energy Services.  Integrys Energy Group's exposure under these guarantees related to open transactions at June 30, 2009, was approximately $682 million.  At June 30, 2009, management was authorized to issue corporate guarantees up to an aggregate amount of $2.95 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts were subject to this limit:

(Millions)	June 30, 2009
Guarantees supporting commodity transactions	$1,639.0
Guarantees of subsidiary debt	4.6
Standby letters of credit	319.5
Surety bonds	1.5
Total guarantees subject to $2.95 billion limit	$1,964.6

NOTE 15--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans.

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$10.1	$8.8	$19.4	$19.2	$3.4	$3.6	$7.1	$7.8
Interest cost	20.7	19.3	40.5	38.1	6.2	6.4	13.3	12.8
Expected return on plan assets	(23.1)	(25.1)	(46.3)	(50.4)	(4.5)	(4.5)	(8.9)	(9.2)
Amortization of transition obligation	-	-	-	-	-	-	0.1	0.1
Amortization of prior service cost (credit)	1.3	1.3	2.5	2.5	(0.9)	(0.9)	(1.9)	(1.9)
Amortization of net actuarial loss (gain)	0.7	-	0.9	0.4	(1.0)	(0.3)	(0.7)	(0.1)
Amortization of merger-related regulatory adjustment	3.5	1.5	6.3	4.1	1.2	0.3	1.7	1.1
Net periodic benefit cost	$13.2	$5.8	$23.3	$13.9	$4.4	$4.6	$10.7	$10.6

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

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2009, $1.7 million and $5.1 million of contributions were made to the pension and other postretirement benefit plans, respectively.  Integrys Energy Group expects to contribute $25.4 million and $23.4 million to its pension and other postretirement benefit plans, respectively, during the remainder of 2009.

NOTE 16--STOCK-BASED COMPENSATION

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

Pre-tax compensation cost recognized for stock options during the three and six months ended June 30, 2009, and 2008, was not significant.  As of June 30, 2009, $2.5 million of pre-tax compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 3.0 years.

A summary of stock option activity for the six months ended June 30, 2009, and information related to outstanding and exercisable stock options at June 30, 2009, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	2,700,139	$47.90
Granted	511,484	$42.12
Exercised	3,000	$25.69		$-
Forfeited	39,124	$52.54		$-
Outstanding at June 30, 2009	3,169,499	$46.93	6.57	$-
Exercisable at June 30, 2009	1,878,190	$46.49	5.12	$-

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at June 30, 2009.  This is calculated as the difference between Integrys Energy Group's closing stock price on June 30, 2009, and the option exercise price, multiplied by the number of in-the-money stock options.

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

Pre-tax compensation cost recorded for performance stock rights for the three months ended June 30, 2009, and 2008, was not significant.  Pre-tax compensation cost recorded for performance stock rights for the six months ended June 30, 2009, and 2008, was $2.2 million and $2.8 million, respectively.  As of June 30, 2009, $3.8 million of pre-tax compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 2.1 years.

A summary of activity related to performance stock rights for the six months ended June 30, 2009, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	263,109	$50.13
Granted	121,220	$37.11
Expired *	79,574	$48.37
Forfeited	3,665	$52.15
Outstanding at June 30, 2009	301,090	$45.33

*
No performance shares were distributed as a result of the performance percentage being below the threshold payout level for those rights that were vested and eligible to be distributed during the six months ended June 30, 2009.

Restricted Shares and Restricted Share Units

The fair value of restricted share unit awards granted in February 2009 was based on Integrys Energy Group's closing stock price on the day the awards were granted.

During the three months ended June 30, 2009, and 2008, compensation cost recorded related to restricted share and restricted share unit awards was not significant.  Compensation cost recorded for restricted share and restricted share unit awards was $2.4 million and $2.2 million for the six months ended June 30, 2009, and 2008, respectively.  As of June 30, 2009, $10.8 million of pre-tax compensation cost related to these awards was expected to be recognized over a weighted-average period of 3.0 years.

A summary of activity related to restricted share and restricted share unit awards for the six months ended June 30, 2009, is presented below:

	Restricted Share and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	228,615	$50.19
Granted	206,357	$42.12
Distributed	48,596	$49.98
Forfeited	1,731	$49.62
Outstanding at June 30, 2009	384,645	$45.89

NOTE 17--COMPREHENSIVE INCOME (LOSS)

Integrys Energy Group's total comprehensive income (loss) was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Net income (loss) attributed to common shareholders	$34.7	$24.1	$(145.5)	$159.9
Cash flow hedges, net of tax *	25.3	(2.1)	(5.4)	(9.0)
Foreign currency translation, net of tax	1.8	0.2	1.3	(0.8)
SFAS No. 158 amortizations, net of tax	-	-	(0.2)	-
Unrealized loss on available-for-sale securities, net of tax	0.1	0.3	0.1	(0.1)
Total comprehensive income (loss)	$61.9	$22.5	$(149.7)	$150.0

*
For the three months ended June 30, 2009, the tax on cash flow hedges was $15.6 million, and for the three months ended June 30, 2008, the tax benefit was $1.3 million.  The tax benefit was $4.6 million and $5.5 million for the six months ended June 30, 2009, and 2008, respectively.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2008, to June 30, 2009.

(Millions)	Six Months Ended June 30, 2009
December 31, 2008 balance	$(72.8)
Cash flow hedges	(5.4)
Foreign currency translation	1.3
SFAS No. 158 amortizations	(0.2)
Unrealized loss on available-for-sale securities	0.1
June 30, 2009 balance	$(77.0)

NOTE 18--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding at June 30, 2009, and December 31, 2008, was as follows:

	June 30, 2009		December 31, 2008
	Shares	Average Cost	Shares	Average Cost
Common stock issued	76,426,505		76,430,037
Less:
Treasury shares	4,000	$25.19	7,000	$25.19
Deferred compensation rabbi trust	353,048	$43.46	367,238	$44.36
Restricted stock	55,585	$54.27	63,031	$54.81
Total shares outstanding	76,013,872		75,992,768

Integrys Energy Group had the following changes to common stock during the six months ended June 30, 2009:

Integrys Energy Group's common stock shares
Common stock at December 31, 2008	76,430,037
Restricted stock shares retired	(3,532)
Common stock at June 30, 2009	76,426,505

Earnings Per Share

In the first quarter of 2009, Integrys Energy Group adopted FASB Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  This FSP had no effect on previously reported basic earnings per share.

Basic earnings per share are computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributed to common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The effects of dilutive securities were not included for the six months ended June 30, 2009, because there was a net loss, which would cause the impact to be anti-dilutive.  The calculation of diluted earnings per share for the three months ended June 30, 2009, excluded 3.2 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for the three and six months ended June 30, 2008, excluded an insignificant number of stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income (loss) from continuing operations	$35.2	$24.8	$(144.2)	$161.4
Discontinued operations, net of tax	0.3	0.1	0.3	0.1
Preferred stock dividends of subsidiary	(0.8)	(0.8)	(1.6)	(1.6)
Net income (loss) attributed to common shareholders	$34.7	$24.1	$(145.5)	$159.9

Denominator:
Average shares of common stock – basic	76.8	76.6	76.7	76.6
Effect of dilutive securities
Stock-based compensation	-	0.3	-	0.3
Average shares of common stock – diluted	76.8	76.9	76.7	76.9

Earnings per common share
Basic	$0.45	$0.31	$(1.90)	$2.09
Diluted	0.45	0.31	(1.90)	2.08

NOTE 19--FAIR VALUE

Fair Value Measurements

The following tables show Integrys Energy Group's assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009, and December 31, 2008, categorized by level within the fair value hierarchy.

	June 30, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$804.0	$2,168.2	$1,113.8	$4,086.0
Other	0.6	-	-	0.6
Liabilities
Risk management liabilities	965.6	2,054.6	1,156.4	4,176.6
Long-term debt hedged by fair value hedge	-	52.9	-	52.9

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$703.0	$1,524.0	$755.4	$2,982.4
Inventory hedged by fair value hedges	-	27.4	-	27.4
Other	0.5	-	-	0.5
Liabilities
Risk management liabilities	820.5	1,559.1	573.4	2,953.0
Long-term debt hedged by fair value hedge	-	53.2	-	53.2

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

●	The valuations of certain transactions were based on internal models, although external inputs were utilized in the valuation.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Balance at the beginning of period	$131.6	$86.7	$182.0	$44.6
Net realized and unrealized loss included in earnings	(113.7)	(137.7)	(40.5)	(83.0)
Net unrealized gain (loss) recorded as regulatory assets orliabilities	6.1	2.0	6.0	(5.4)
Net unrealized gain (loss) included in other comprehensiveincome (loss)	9.3	19.1	(8.7)	26.0
Net purchases and settlements	30.9	(4.4)	12.9	(20.5)
Net transfers in/out of Level 3	(106.8)	(69.7)	(194.3)	(65.7)
Balance at the end of period	$(42.6)	$(104.0)	$(42.6)	$(104.0)
Net unrealized loss included in earnings relatedtoinstrumentsstill held at the end of period	$(113.5)	$(143.5)	$(37.9)	$(91.7)

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

Fair Value of Financial Instruments

The following table shows the financial instruments included on the Condensed Consolidated Balance Sheets of Integrys Energy Group that are not recorded at fair value.

	June 30, 2009		December 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$2,594.1	$2,564.0	$2,443.2	$2,276.0
Preferred stock	51.1	46.4	51.1	46.0

The fair values of long-term debt instruments are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity, without considering the effect of third-party credit enhancements.  The fair value of preferred stock is estimated based on quoted market price when available, or by using a perpetual dividend discount model.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 20--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Equity earnings on investments	$18.7	$16.1	$37.1	$30.7
Interest and dividend income	2.2	2.9	2.6	4.4
Equity portion of AFUDC	1.2	1.0	2.8	1.3
Weston 4 ATC interconnection agreement	-	0.7	-	2.5
Other	(1.3)	2.0	(0.5)	1.9
Total miscellaneous income	$20.8	$22.7	$42.0	$40.8

NOTE 21--REGULATORY ENVIRONMENT

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

2009 Rates

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2% fuel window.  As of June 30, 2009, WPS recorded a liability of $4.3 million related to this refund.

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no change in retail electric rates from the fuel surcharge adjusted rates authorized effective July 4, 2008, and a $3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program.  The mechanism allows WPS to defer and recover or refund in future rate proceedings all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The annual deferral is limited to $14.0 million for electric service and $8.0 million for natural gas service.  The mechanism does not adjust for changes in volume resulting from changes in customer count and also does not cover large commercial and industrial customers.

2008 Rates

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

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin retail electric customers.  WPS had accrued this amount as a liability at December 31, 2008.  This refund resulted in a credit to customers' bills in March and April 2009.  The final amount of the refund is under review by the PSCW, and WPS expects a final order before year-end.

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

It is anticipated that WPS will recover a similar portion of replacement purchased power costs from the Michigan retail jurisdiction through the annual PSCR mechanism.  The amount remaining to be recovered is not significant.

Michigan

2010 UPPCO Rate Case

On June 26, 2009, UPPCO filed a request with the MPSC to increase retail electric rates by $12.2 million (12.7%).  The filing includes a 12.0% return on common equity and a common equity ratio of 54.8% in its regulatory capital structure.  The proposed rate increase is required because of hydroelectric facility replacement and upgrades, increased costs of capital for financing, low sales growth, increased costs for meter reading, and general inflation.  UPPCO requested approval of a decoupling mechanism, as well as the authority to implement an uncollectible expense true-up mechanism, which would provide for recovery or refund of 90% of the difference between actual and forecasted uncollectible expense.  UPPCO expects interim rates to begin January 1, 2010.

2010 MGU Rate Case

On July 1, 2009, MGU filed a request with the MPSC to increase retail natural gas rates by $8.4 million (4.5%).  The filing includes a 12.0% return on common equity and a common equity ratio of 50.26% in its regulatory capital structure.  The proposed rate increase is required because of increased cost of capital for financing, low margin revenue growth, increased costs of customer service functions and employee benefits, and general inflation.  MGU requested approval of a decoupling mechanism, as well as the authority to implement an uncollectible expense true-up mechanism, similar to what UPPCO requested in its 2010 rate case discussed above.  MGU expects interim rates to begin January 1, 2010.

2009 MGU Rates

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

2008 WPS Rates

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.

Illinois

2010 Rate Case

On February 25, 2009, PGL and NSG filed requests with the ICC to increase natural gas distribution rates by $161.9 million and $22.0 million, respectively, for 2010.  Both filings included a 12.0% return on common equity and a common equity ratio of 56% in their regulatory capital structures.  The filings also included an overall return of 9.34% and 9.18% for PGL and NSG, respectively.  The proposed rate increases were requested to allow PGL and NSG to recover their forecasted 2010 cost of service and to earn a reasonable return on their investment.  PGL and NSG requested approval of a mechanism for cost recovery of the natural gas cost component of bad debt expense.  PGL also requested approval of a mechanism for cost recovery, outside of the rate case, of an accelerated cast iron main replacement program.

On June 10, 2009, the ICC Staff and interveners filed direct testimony in these cases.  The ICC Staff recommended rate increases of approximately $35 million for PGL and $10 million for NSG.  The ICC Staff’s recommendation includes an overall return of 7.6% for PGL (including a 9.69% return on common equity) and 7.49% for NSG (including a 9.79% return on common equity).  The interveners recommended rate increases of approximately $48.3 million for PGL and $11 million for NSG.  The interveners’ recommendation includes an overall return of 7.36% for PGL and 7.07% for NSG, each including an 8.255% to 8.58% return on common equity.  The ICC Staff and certain interveners opposed the accelerated cast iron main replacement recovery mechanisms, and the ICC Staff opposed the bad debt recovery mechanism.

On July 8, 2009, PGL and NSG filed rebuttal testimony in these cases.  PGL reduced its requested increase to $122.4 million and NSG reduced its requested increase to $20.0 million, based upon updating certain data, agreeing not to contest certain ICC Staff and intervener proposals, and revised overall returns of 9.27% for PGL and 9.06% for NSG, which includes a revised return on common equity of 11.87% for both PGL and NSG.  PGL continued to support its requested accelerated cast iron main replacement recovery mechanism.  PGL and NSG stated that they would withdraw their requested bad debt recovery mechanisms if the Governor of Illinois were to sign pending legislation authorizing utilities to file such a mechanism outside of a rate case.  The Governor signed that legislation on July 10, 2009.

On August 4, 2009, the ICC Staff and interveners filed rebuttal testimony in these cases.  PGL and NSG are currently reviewing the testimony to determine its impact on these cases.

PGL and NSG expect receipt of a written order from the ICC by January 2010.

2008 Rates

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

Minnesota

On June 29, 2009, the MPUC issued a final written order authorizing MERC a retail natural gas rate increase of $15.4 million.  The new rates reflect a 10.21% return on common equity and a common equity ratio of 48.77% in its regulatory capital structure.  After approval of the required compliance filings, MERC expects to implement final rates in the fourth quarter of 2009.

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

NOTE 22--SEGMENTS OF BUSINESS

At June 30, 2009, Integrys Energy Group reported four segments, which are described below.

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

The tables below present information for the respective periods pertaining to Integrys Energy Group's reportable segments:

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended June 30, 2009
External revenues	$303.9	$308.7	$612.6	$812.0	$3.0	$-	$1,427.6
Intersegment revenues	10.4	0.1	10.5	0.5	-	(11.0)	-
Restructuring expense	-	-	-	19.1	-	-	19.1
Depreciation and amortization expense	22.6	26.6	49.2	4.7	3.7	-	57.6
Miscellaneous income (expense)	1.3	0.6	1.9	1.3	28.7	(11.1)	20.8
Interest expense (income)	10.5	12.6	23.1	2.6	25.4	(11.1)	40.0
Provision (benefit) for income taxes	12.1	(2.3)	9.8	8.1	0.6	-	18.5
Net income (loss) from continuing operations	23.6	(4.0)	19.6	11.1	4.5	-	35.2
Discontinued operations	-	-	-	0.3	-	-	0.3
Preferred stock dividends of subsidiary	0.7	0.1	0.8	-	-	-	0.8
Net income (loss) attributed to common shareholders	22.9	(4.1)	18.8	11.4	4.5	-	34.7

Three Months Ended June 30, 2008
External revenues	$300.5	$515.6	$816.1	$2,598.0	$3.1	$-	$3,417.2
Intersegment revenues	10.6	0.2	10.8	2.6	-	(13.4)	-
Goodwill impairment loss	-	6.5	6.5	-	-	-	6.5
Depreciation and amortization expense	21.4	27.1	48.5	3.5	3.9	-	55.9
Miscellaneous income (expense)	1.6	2.2	3.8	2.8	26.0	(9.9)	22.7
Interest expense (income)	8.5	12.4	20.9	(0.1)	22.6	(9.9)	33.5
Provision for income taxes	10.4	2.2	12.6	4.4	0.5	-	17.5
Net income (loss) from continuing operations	20.7	(9.0)	11.7	8.9	4.2	-	24.8
Discontinued operations	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	0.5	0.3	0.8	-	-	-	0.8
Net income (loss) attributed to common shareholders	20.2	(9.3)	10.9	9.0	4.2	-	24.1

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Six Months Ended June 30, 2009
External revenues	$621.8	$1,405.3	$2,027.1	$2,595.5	$5.8	$-	$4,628.4
Intersegment revenues	22.2	0 .3	22.5	1.1	-	(23.6)	-
Goodwill impairment loss	-	291.1	291.1	-	-	-	291.1
Restructuring expense	-	-	-	19.1	-	-	19.1
Depreciation and amortization expense	45.0	52.4	97.4	9.8	7.3	-	114.5
Miscellaneous income (expense)	2.2	1.8	4.0	2.3	60.4	(24.7)	42.0
Interest expense (income)	21.0	26.2	47.2	5.7	54.5	(24.7)	82.7
Provision (benefit) for income taxes	26.4	1.7	28.1	(6.4)	9.6	-	31.3
Net income (loss) from continuing operations	51.3	(176.9)	(125.6)	(18.0)	(0.6)	-	(144.2)
Discontinued operations	-	-	-	0.3	-	-	0.3
Preferred stock dividends of subsidiary	1.3	0.3	1.6	-	-	-	1.6
Net income (loss) attributed to common shareholders	50.0	(177.2)	(127.2)	(17.7)	(0.6)	-	(145.5)

Six Months Ended June 30, 2008
External revenues	$617.0	$1,776.0	$2,393.0	$5,007.0	$6.4	$-	$7,406.4
Intersegment revenues	23.3	0 .3	23.6	7.7	(0.1)	(31.2)	-
Goodwill impairment loss	-	6.5	6.5	-	-	-	6.5
Depreciation and amortization expense	40.2	52.5	92.7	7.0	7.4	-	107.1
Miscellaneous income (expense)	3.8	3.8	7.6	3.0	50.4	(20.2)	40.8
Interest expense (income)	17.3	26.7	44.0	2.7	44.9	(20.2)	71.4
Provision for income taxes	13.3	45.4	58.7	34.6	2.5	-	95.8
Net income from continuing operations	28.0	66.9	94.9	60.5	6.0	-	161.4
Discontinued operations	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	1.0	0.6	1.6	-	-	-	1.6
Net income attributed to common shareholders	27.0	66.3	93.3	60.6	6.0	-	159.9

NOTE 23--NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which clarifies the time period after the balance sheet date during which management should analyze transactions and events for potential recognition or disclosure, explains when to recognize these events in the financial statements, and describes the necessary disclosures for subsequent events.  In addition, this statement requires disclosure of the date through which subsequent events have been evaluated.  This statement was effective for the reporting period ending June 30, 2009, and had no impact on Integrys Energy Group’s results of operations or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No 46(R),” was issued in June 2009.  This statement introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this statement clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  This standard will be effective for Integrys Energy Group beginning January 1, 2010.  Management is currently evaluating the impact that the adoption of SFAS No. 167 will have on Integrys Energy Group’s consolidated financial statements.

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” was issued in June 2009.  This statement creates two levels of GAAP, authoritative and nonauthoritative, and replaces the old GAAP hierarchy found in SFAS No. 162.  In addition, this statement establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles for GAAP and clarifies that rules and interpretations of the SEC are also authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for Integrys Energy Group for the reporting period ending September 30, 2009.  This standard will change the way GAAP is referenced throughout Integrys Energy Group’s disclosures but will not have an impact on its results of operations or financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes and the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Strategic Overview

Integrys Energy Group's goal is to create long-term value for shareholders and customers through growth in its core regulated businesses.  Integrys Energy Group is in the process of executing its previously announced strategy to divest of its nonregulated energy services operations or reduce the size of these operations to one with credit and collateral support requirements that are insignificant by the end of 2010.

The essential components of Integrys Energy Group’s business strategy are:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential  to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings.  This is critical to Integrys Energy Group’s success as a strategically focused regulated business.  Integrys Energy Group believes the following projects have helped, or will help, maintain and grow its regulated utility base and meet its customers' needs:

•
WPS's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and/or upgrade equipment to meet or exceed required environmental standards are planned each year.

•
Integrys Energy Group’s 34% ownership interest in ATC, a transmission company that has over $2.6 billion of transmission assets at June 30, 2009.  Integrys Energy Group will continue to fund its share of the equity portion of future ATC growth.  ATC plans to invest approximately $2.7 billion during the next ten years.

•
Weston 4, a 537-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and became operational June 30, 2008.  WPS holds a 70% ownership interest in the Weston 4 power plant.

•	A proposed accelerated annual investment in natural gas distribution facilities (replacement of cast iron mains) at PGL upon ICC approval of a cost recovery mechanism.

•	The investment of approximately $80 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline completed in February 2009.

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project currently under construction in Howard County, Iowa, which is expected to be completed in the fourth quarter of 2009.

For more detailed information on Integrys Energy Group's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Divest or Significantly Reduce the Size and the Capital and Liquidity Commitments of the Nonregulated Energy Services Business Segment – Unprecedented energy price volatility, combined with significant growth in the forward contract portion of the business, has increased the collateral requirements of Integrys Energy Services at a time when global credit and financial market conditions are both constraining the availability and increasing the cost of capital.  As a result, Integrys Energy Group has decided to pursue a divestiture of its nonregulated energy services business segment.  In the event that a full divestiture of Integrys Energy Services does not occur and/or a portion of the nonregulated energy services business segment remains, it will be a smaller segment that requires significantly less capital, parental guarantees, and overall financial liquidity from Integrys Energy Group.  Through the restructuring process, Integrys Energy Group is committed to reducing credit and collateral support requirements by the end of 2010 to an insignificant level.  Integrys Energy Group is seeking to deploy its capital to areas with more desirable risk-adjusted rates of return.  Although Integrys Energy Group anticipates a reduction in future earnings capacity from this business segment going forward, an improvement in the liquidity position, capital deployed, and reduced business risk profile of Integrys Energy Group is expected.

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

Placing Strong Emphasis on Asset and Risk Management – Integrys Energy Group’s asset management strategy calls for the continuous assessment of existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement its existing business and strategy.  The goal is to provide the most efficient use of resources while maximizing return and maintaining an acceptable risk profile.  This strategy focuses on the disposition of assets, including property, plant, and equipment and entire business units, which are no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  Integrys Energy Group maintains a portfolio approach to risk and earnings.  Integrys Energy Group’s decision regarding the future of Integrys Energy Services illustrates its asset management strategy.

Integrys Energy Group’s risk management strategy includes the management of market exposure, credit, and operational risks through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Each business unit manages daily the risk profile related to these instruments consistent with Integrys Energy Group's risk management policies, which are approved by the Board of Directors.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – Integrys Energy Group's mission is to provide customers with the best value in energy and energy related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, Integrys Energy Group is able to provide a safe, reliable, value-priced service to its customers.  Integrys Energy Group concentrates its efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  Integrys Energy Group actively evaluates opportunities for adding more renewable generation to provide additional environmentally sound energy to its portfolio.  Integrys Energy Group believes the following activities have helped, and will continue to help, integrate resources to provide safe, reliable, competitively priced, and environmentally sound energy and energy related services:

•
Managing operations to minimize the impact on the environment.  WPS’s Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal-fired electric generation units in the country with state-of-the-art environmental controls, which allows reductions in the amount of emissions produced.  Integrys Energy Group also expects to maintain or decrease the amount of greenhouse gases released over time and supports research and development initiatives that will enable further progress toward decreasing its carbon footprint.

•
Effectively operating a mixed portfolio of generation assets and investing in new generation and distribution assets, such as Weston 4, wind projects, and its natural gas connection to the Guardian II pipeline, ensures continued reliability for Integrys Energy Group’s customers.

RESULTS OF OPERATIONS

	Three Months Ended June 30		% Increase	Six Months Ended June 30		% Increase
(Millions, except per share amounts)	2009	2008	(Decrease)	2009	2008	(Decrease)

Natural gas utility operations	$(4.1)	$(9.3)	(55.9)%	$(177.2)	$66.3	N/A
Electric utility operations	22.9	20.2	13.4%	50.0	27.0	85.2%
Nonregulated energy operations	11.4	9.0	26.7%	(17.7)	60.6	N/A
Holding company and other operations	4.5	4.2	7.1%	(0.6)	6.0	N/A

Net income (loss) attributed to common shareholders	$34.7	$24.1	44.0%	$(145.5)	$159.9	N/A

Basic earnings (loss) per share	$0.45	$0.31	45.2%	$(1.90)	$2.09	N/A
Diluted earnings (loss) per share	$0.45	$0.31	45.2%	$(1.90)	$2.08	N/A

Average shares of common stock
Basic	76.8	76.6	0.3%	76.7	76.6	0.1%
Diluted	76.8	76.9	(0.1)%	76.7	76.9	(0.3)%

Financial Results – Second Quarter 2009 Compared with Second Quarter 2008

Earnings at Integrys Energy Group increased $10.6 million, to net income attributed to common shareholders of $34.7 million ($0.45 diluted earnings per share) for the quarter ended June 30, 2009, compared with net income of $24.1 million ($0.31 diluted earnings per share) for the same quarter in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
The net loss at the regulated natural gas utility segment decreased $5.2 million, from $9.3 million for the quarter ended June 30, 2008, to $4.1 million for the same quarter in 2009.  The decrease in net loss was driven by a goodwill impairment loss related to NSG recorded in the second quarter of 2008.

•
Earnings at the regulated electric utility segment increased $2.7 million, from $20.2 million during the quarter ended June 30, 2008, to $22.9 million for the same quarter in 2009.  The increase in earnings was driven by an increase in wholesale demand charges, higher margins  from residential and commercial and industrial customers, and the favorable impact from a fuel surcharge increase that was effective July 4, 2008, a portion of which was incorporated into WPS’s 2009 non-fuel base retail electric rates.  The higher electric earnings were partially offset by increases in maintenance expense, pension and other postretirement benefit costs, and interest expense.

•	Financial results at Integrys Energy Services increased $2.4 million, from earnings of $9.0 million for the quarter ended June 30, 2008, to $11.4 million for the same period in 2009, driven by:

-
A $35.4 million after-tax non-cash increase in Integrys Energy Services' margin quarter-over-quarter, due to a $63.7 million after-tax increase related to non-cash activity associated with natural gas operations, partially offset by a $28.3 million after-tax decrease related to non-cash activity associated with electric operations,

-	Combined, realized retail and wholesale electric margin increased $14.4 million after-tax:

Realized retail electric margins increased $9.2 million after-tax.  Higher quarter-over-quarter realized retail per unit electric margins were experienced in Illinois, New England, and New York, as Integrys Energy Services begins to see the effects of including higher capital costs in its pricing.  Margins were also higher in the Mid-Atlantic region, as Integrys Energy Services continued to realize volume growth in this newer market and also realized higher average per unit margins in 2009.

The realized wholesale electric margin increased $5.2 million after-tax.  In general, realized margins are impacted by transaction activity in prior periods.  Wholesale transactions increased at the end of 2007 and the beginning of 2008, but were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continue to be scaled back with the announced Integrys Energy Services strategy change.  The scaled back transaction activity will negatively impact realized margin in subsequent periods.

Partially offsetting the above increases;

-	Realized natural gas margins decreased $21.0 million after-tax, driven by a reduction in wholesale transactions as a result of the strategy change announced earlier in the year.

-
After-tax restructuring expenses recorded at Integrys Energy Services of $11.9 million, which included anticipated employee related costs, the write-off of capitalized development costs related to software that will not be utilized because of the restructuring, and consulting and legal costs.

-
Operating and maintenance expense increased $10.6 million after-tax, primarily related to a $5.4 million after-tax novation fee paid to a counterparty to consolidate certain wholesale financial and physical transactions.  The remaining increase in operating and maintenance expense related to higher bad debt expense and a loss recorded on the sale and leaseback of a solar equipment project in the second quarter of 2009.  Integrys Energy Services realized offsetting gains on the sale and leaseback of other solar equipment projects that in accordance with GAAP were deferred and will be recognized in income over the 10-year life of the related leases.

-	A small decrease in other income and an increase in interest expense also negatively impacted Integrys Energy Services’ earnings by an after-tax combined $2.6 million quarter-over-quarter.

Financial Results – Six Months 2009 Compared with Six Months 2008

Financial results at Integrys Energy Group decreased $305.4 million, to a net loss attributed to common shareholders of $145.5 million ($1.90 net loss per share) for the six months ended June 30, 2009, from net income attributed to common shareholders of $159.9 million ($2.08 diluted earnings per share) for the same period in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Financial results at the regulated natural gas utility segment decreased $243.5 million, from earnings of $66.3 million for the six months ended June 30, 2008, to a net loss of $177.2 million for the same period in 2009.  The net loss at the natural gas utility segment was driven by a $242.3 million increase in after-tax non-cash goodwill impairment losses period-over-period.  Lower period-over-period volumes, attributed to the general economic slowdown, warmer weather during the heating season, an increase in pension and other postretirement costs, and higher injuries and damages expense, including workers compensation, also contributed to the decrease in financial results at the regulated natural gas utility segment.  The decrease in financial results was partially offset by higher period-over-period earnings from rate increases at MERC and MGU, the full year's benefit of PGL's 2008 rate increase, changes in rate design, and a decrease in bad debt expense.

•
Earnings at the regulated electric utility segment increased $23.0 million, from $27.0 million during the six months ended June 30, 2008, to $50.0 million for the same period in 2009, driven by a $21.8 million increase in earnings at WPS.  WPS's electric utility segment earnings increased largely due to fuel and purchased power costs that were lower than what was recovered in rates during the six months ended June 30, 2009, compared with the same period in 2008.  Electric utility earnings were also favorably impacted by an increase in demand charges from wholesale customers, a fuel surcharge increase effective July 4, 2008, a portion of which was incorporated into WPS’s 2009 non-fuel base retail electric rates, and higher margins from residential and commercial and industrial customers.  The higher electric earnings were partially offset by increases in pension and other postretirement benefit costs, maintenance expenses, depreciation expense related to Weston 4, and interest expense.

•
Financial results at Integrys Energy Services decreased $78.3 million, from earnings of $60.6 million for the six months ended June 30, 2008, to a net loss of $17.7 million for the same period in 2009, driven by:

-
A $55.8 million after-tax decrease in Integrys Energy Services' margin period-over-period related to non-cash activity, due to a $123.2 million after-tax decrease related to non-cash activity associated with electric operations as market prices were lower in 2009 than in 2008, partially offset by a $67.4 million after-tax increase related to non-cash activity associated with natural gas operations.

-
Operating and maintenance expense increased $16.3 million after-tax, primarily related to a $5.4 million after-tax novation fee paid to a counterparty in order to consolidate certain wholesale financial and physical transactions.  The remaining increase in operating and maintenance expense related to higher employee benefit costs, higher bad debt expense, and a loss recorded on the sale and leaseback of a solar equipment project in the second quarter of 2009.  Integrys Energy Services realized offsetting gains on the sale and leaseback of other solar equipment projects that in accordance with GAAP were deferred and will be recognized in income over the 10-year life of the related leases.

-
After-tax restructuring expenses recorded at Integrys Energy Services of $11.9 million, which included anticipated employee costs, the write-off of capitalized development costs related to software that will not be utilized because of the restructuring, and consulting and legal costs.

	-	Realized natural gas margins decreased $3.2 million after-tax, driven by a reduction in wholesale transactions as a result of the strategy change announced earlier this year.

	-	A small decrease in other income and an increase in interest expense also negatively impacted Integrys Energy Services’ earnings by an after-tax combined $2.4 million period-over-period.

	-	Partially offsetting the decrease, realized retail and wholesale electric margin increased $19.1 million after-tax:

Realized retail electric margin increased $13.0 million after-tax.  Higher period-over-period realized retail per unit electric margins were experienced in Illinois, New England, and New York, as a result of including higher capital costs in pricing.  Margins were also higher in the Mid-Atlantic region, as Integrys Energy Services continued to realize volume growth in this newer market and also realized higher average per unit margins in 2009.

The realized wholesale electric margin increased $6.1 million after-tax.  In general, realized margins are impacted by transaction activity in prior periods.  Wholesale transactions increased at the end of 2007 and the beginning of 2008, but were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continue to be scaled back with the announced Integrys Energy Services strategy change.  The scaled back transaction activity will negatively impact realized margin in subsequent periods.

•
Financial results at the holding company and other segment decreased $6.6 million, from net income of $6.0 million for the six months ended June 30, 2008, to a net loss of $0.6 million for the same period in 2009, largely due to an increase in the effective tax rate.  The effective tax rate of this segment includes the effect of certain state income taxes at the consolidated level that are not allocated to other segments.  One specific item affecting income tax expense for this segment during the period was the negative impact of a February 2009 tax law change in Wisconsin that requires combined income tax computations and reporting beginning in 2009.  Increases in interest expense and legal and settlement expenses at the holding company and other segment also decreased financial results, but were partially offset by higher earnings from Integrys Energy Group's investment in ATC, intercompany interest income, and gains from land sales.

Utility Operations

For the three and six months ended June 30, 2009, and 2008, utility operations included the regulated natural gas utility segment, consisting of the natural gas operations of PGL, WPS, MERC, MGU, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$308.8	$515.8	(40.1%)	$1,405.6	$1,776.3	(20.9%)
Purchased natural gas costs	142.4	347.7	(59.0%)	918.7	1,286.5	(28.6%)
Margins	166.4	168.1	(1.0%)	486.9	489.8	(0.6%)

Operating and maintenance expense	126.8	123.5	2.7%	277.9	279.1	(0.4%)
Goodwill impairment loss *	-	6.5	(100.0%)	291.1	6.5	4,378.5%
Depreciation and amortization expense	26.6	27.1	(1.8%)	52.4	52.5	(0.2%)
Taxes other than income taxes	7.3	7.6	(3.9%)	16.3	16.5	(1.2%)

Operating income (loss)	5.7	3.4	67.6%	(150.8)	135.2	N/A

Miscellaneous income	0.6	2.2	(72.7%)	1.8	3.8	(52.6%)
Interest expense	(12.6)	(12.4)	1.6%	(26.2)	(26.7)	(1.9%)
Other expense	(12.0)	(10.2)	17.6%	(24.4)	(22.9)	6.6%

Income (loss) before taxes	$(6.3)	$(6.8)	(7.4%)	$(175.2)	$112.3	N/A

Throughput in therms
Residential	216.7	217.7	(0.5%)	1,012.6	1,060.5	(4.5%)
Commercial and industrial	64.1	71.8	(10.7%)	317.4	340.3	(6.7%)
Interruptible	6.1	12.5	(51.2%)	24.1	35.7	(32.5%)
Interdepartmental	2.3	9.0	(74.4%)	4.4	18.4	(76.1%)
Transport	296.1	354.6	(16.5%)	909.5	1,023.9	(11.2%)
Total sales in therms	585.3	665.6	(12.1%)	2,268.0	2,478.8	(8.5%)

Weather
Average heating degree days	852	836	1.9%	4,439	4,501	(1.4%)
* See Note 8, "Goodwill and Other Intangible Assets," for more information.

Second Quarter 2009 Compared with Second Quarter 2008

Revenue

Regulated natural gas utility segment revenue decreased $207.0 million, driven by:

•
An approximate $177 million decrease in revenue as a result of an approximate 57% average decrease in the per-unit cost of natural gas sold by the regulated natural gas utilities in the second quarter of 2009, compared with the same quarter in 2008.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are directly passed through to customers in current rates.

•	An approximate $30 million decrease in revenue as a result of lower quarter-over-quarter natural gas throughput volumes, excluding the impact of weather, driven by:

-
An approximate $22 million decrease related to lower volumes sold to residential customers resulting from energy conservation efforts, lower volumes sold to commercial and industrial and transportation customers resulting from changes in plant operations, and a decrease in customer base at PGL, which Integrys Energy Group attributed to the general economic slowdown.

-
An approximate $8 million decrease related to a quarter-over-quarter reduction in volumes sold to the electric utility segment because of lower electricity usage by residential and commercial and industrial customers, the availability of lower cost power from MISO, and the availability of WPS's Weston 4 coal-fired generating facility that became commercially operational in June 2008, all of which resulted in a decrease in the need for the electric utility to run its peaking generation units.

•
An approximate $2 million quarter-over-quarter decrease in revenue from the recovery of cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.  This decrease in revenue was offset by a decrease in operating expense due to the amortization of the related regulatory asset and, therefore, had no impact on earnings.

•
The decrease in revenue was partially offset by the positive impact of natural gas distribution rate cases at MGU and MERC.  Effective January 14, 2009, MGU received a final rate order from the MPSC for a natural gas distribution rate increase.  Effective June 29, 2009, MERC received a final rate order granting a natural gas distribution rate increase.  Prior to this final order, MERC had been granted interim rate relief effective October 1, 2008.  Together, these rate increases had an approximate $5 million positive impact on revenue quarter-over-quarter.  See Note 21, "Regulatory Environment," for more information on the rate increases at MGU and MERC.

Margin

The regulated natural gas utility segment margin decreased $1.7 million, driven by:

•
A 12.1% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown, which resulted in an approximate $2 million decrease in natural gas utility segment margin.  This quarter-over-quarter decrease in margin included the impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  Under decoupling, these utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.  The decoupling mechanism for WPS’s natural gas utility includes an annual $8.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.

•	An approximate $2 million quarter-over-quarter decrease in margin due to lower revenue from the recovery of cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.

•	The decrease in margin was partially offset by the approximate $3 million net positive quarter-over-quarter impact of rate increases, primarily related to MGU and MERC.

Operating Income

Operating income at the regulated natural gas utility segment increased $2.3 million driven by a $6.5 million non-cash goodwill impairment loss related to NSG in the second quarter of 2008, partially offset by a $3.3 million increase in operating and maintenance expense and the $1.7 million decrease in natural gas margin.

The increase in operating and maintenance expense quarter-over-quarter was the result of:

•	A $3.1 million increase in pension and other postretirement benefit costs.

•	A $3.0 million increase in injuries and damages expenses, including workers compensation claims.

•	The increase was partially offset by a $3.1 million decrease in bad debt expense, driven by the impact lower energy prices had on overall accounts receivable balances.

Other Expense

Other expense at the regulated natural gas utilities increased $1.8 million, driven by a decrease in interest income from customer-related balances in addition to a decrease in AFUDC recognized on the natural gas laterals for connection to the Guardian II pipeline that were placed in service in February 2009.

Six Months 2009 Compared with Six Months 2008

Revenue

Regulated natural gas utility segment revenue decreased $370.7 million, driven by:

•
An approximate $296 million decrease in revenue as a result of an approximate 22% average decrease in the per-unit cost of natural gas sold by the regulated natural gas utilities during the six months ended June 30, 2009, compared with the same period in 2008.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are directly passed through to customers in current rates.

•	An approximate $69 million decrease in revenue as a result of lower period-over-period natural gas throughput volumes, excluding the impact of weather, driven by:

-
An approximate $55 million decrease related to lower volumes sold to residential customers resulting from energy conservation efforts and lower volumes sold to commercial and industrial and transportation customers resulting from changes in plant operations, which Integrys Energy Group attributed to the general economic slowdown.

-
An approximate $14 million decrease related to a period-over-period reduction in volumes sold to the electric utility segment because of lower electricity usage by residential and commercial and industrial customers, the availability of lower cost power from MISO, and the availability of WPS's Weston 4 coal-fired generating facility that became commercially operational in June 2008, all of which resulted in a decrease in the need for the electric utility to run its peaking generation units.

•
An approximate $26 million decrease in revenue as a result of warmer weather during the heating season for the six months ended June 30, 2009, compared with the same period in 2008, reflected by the 1.4% decrease in heating degree days.

•
An approximate $7 million period-over-period decrease in revenue from the recovery of cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.  This decrease in revenue was offset by a decrease in operating expense due to the amortization of the related regulatory asset and, therefore, had no impact on earnings.

•
The decrease in revenue was partially offset by the approximate $22 million period-over-period positive impact of natural gas distribution rate cases and changes in rate design at the regulated natural gas utilities.  See Note 21, "Regulatory Environment," for more information on these rate cases.

-
Effective January 14, 2009, MGU received a final rate order from the MPSC for a natural gas distribution rate increase.  Effective June 29, 2009, MERC received a final rate order granting a natural gas distribution rate increase.  Prior to this final order, MERC had been granted interim rate relief effective October 1, 2008.  Together, these rate increases had an approximate $13 million positive impact on revenue.

-
In 2009, PGL and NSG received the full impact of their 2008 natural gas distribution rate cases, which were effective February 14, 2008, and drove an approximate $5 million increase in revenue period-over-period.

-
Effective January 1, 2009, the PSCW required WPS to decrease retail natural gas distribution rates through a new rate design which incorporates higher volumetric rates and lower fixed customer charges.  For the period ended June 30, 2009, revenue increased approximately $4 million related to this rate design change.

Margin

The regulated natural gas utility segment margin decreased $2.9 million, driven by:

•
An 8.5% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown and warmer period-over-period weather, which resulted in an approximate $20 million decrease in natural gas utility segment margin.  This period-over-period decrease in margin included the impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  Under decoupling, these utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.  The decoupling mechanism for WPS’s natural gas utility includes an annual $8.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.  Approximately $3 million of additional revenues were recognized at WPS due to a shortfall from the rate-case authorized margin during the six months ended June 30, 2009.

•	An approximate $7 million period-over-period decrease in margin due to lower revenue from the recovery of cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.

•	The decrease in margin was partially offset by the approximate $24 million net positive period-over-period impact of rate cases and changes in rate design at the regulated natural gas utilities.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment decreased $286.0 million, driven by a period-over-period increase in non-cash goodwill impairment losses of $284.6 million and the $2.9 million decrease in natural gas margin, partially offset by a $1.2 million decrease in operating and maintenance expense.  A non-cash goodwill impairment charge of $291.1 million was recognized in the first quarter of 2009 related to PGL, NSG, MERC, and MGU, compared to a non-cash goodwill impairment charge of $6.5 million recognized during the second quarter of 2008 related to NSG.  See Note 8, "Goodwill and Other Intangible Assets," for more information.

The $1.2 million period-over-period decrease in operating and maintenance expense primarily related to:

•	An approximate $7 million decrease in amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites. These costs were recovered from customers in revenues.

•	A $2.2 million decrease in bad debt expense, driven by the impact of lower energy prices on overall accounts receivable balances.

•	The decrease in operating and maintenance expense period-over-period was partially offset by:

	-	A $4.1 million increase in pension and other postretirement benefit costs

	-	A $2.9 million increase in expenses related to injuries and damages expenses, including workers compensation claims.

	-	A $1.2 million increase in expenses related to PGL and NSG’s enhanced efficiency program, costs of which are recovered from customers in revenues.

Other Expense

Other expense at the regulated natural gas utilities increased $1.5 million, driven by a decrease in interest income from customer-related balances.

Regulated Electric Utility Segment Operations

	Three Months Ended		%	Six Months Ended		%
(Millions, except heating degree days)	June 30		Increase	June 30		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$314.3	$311.1	1.0%	$644.0	$640.3	0.6%
Fuel and purchased power costs	140.3	149.0	(5.8%)	287.7	334.4	(14.0%)
Margins	174.0	162.1	7.3%	356.3	305.9	16.5%

Operating and maintenance expense	95.1	91.6	3.8%	191.4	188.7	1.4%
Depreciation and amortization expense	22.6	21.4	5.6%	45.0	40.2	11.9%
Taxes other than income taxes	11.4	11.1	2.7%	23.4	22.2	5.4%

Operating income	44.9	38.0	18.2%	96.5	54.8	76.1%

Miscellaneous income	1.3	1.6	(18.8%)	2.2	3.8	(42.1%)
Interest expense	(10.5)	(8.5)	23.5%	(21.0)	(17.3)	21.4%
Other expense	(9.2)	(6.9)	33.3%	(18.8)	(13.5)	39.3%

Income before taxes	$35.7	$31.1	14.8%	$77.7	$41.3	88.1%

Sales in kilowatt-hours
Residential	666.6	668.2	(0.2%)	1,509.7	1,518.3	(0.6%)
Commercial and industrial	1,976.0	2,119.1	(6.8%)	3,974.9	4,297.9	(7.5%)
Wholesale	1,207.2	1,175.1	2.7%	2,342.6	2,305.6	1.6%
Other	8.1	8.3	(2.4%)	19.6	21.3	(8.0%)
Total sales in kilowatt-hours	3,857.9	3,970.7	(2.8%)	7,846.8	8,143.1	(3.6%)

Weather
WPS:
Heating degree days	1,065	920	15.8%	5,036	4,875	3.3%
Cooling degree days	111	104	6.7%	111	104	6.7%
UPPCO:
Heating degree days	1,542	1,518	1.6%	5,791	5,773	0.3%
Cooling degree days	39	29	34.5%	39	29	34.5%

Second Quarter 2009 Compared with Second Quarter 2008

Revenue

Regulated electric utility segment revenue increased $3.2 million, driven by:

•
An approximate $4 million quarter-over-quarter increase in revenue from the interim fuel surcharge approved by the PSCW effective July 4, 2008, a portion of which was incorporated into WPS’s 2009 base retail electric rates.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2% fuel window.  As a result of these lower costs, WPS accrued a refund payable to its electric customers of approximately $4 million as of June 30, 2009, which was excluded from the $4 million increase in revenue noted above.  See Note 21, "Regulatory Environment," for more information on WPS's fuel window and rate increase.

•
The increase in revenue was partially offset by a 2.8% decrease in electric sales volumes, which resulted in an approximate $1 million decrease in revenue quarter-over-quarter, after the impact of decoupling, related to:

-
A 6.8% decrease in commercial and industrial sales volumes and a 0.2% decrease in residential sales volumes, partially offset by a 2.7% increase in wholesale volumes, which resulted in an approximate $9 million net decrease in revenue.  Of this decrease in revenue, approximately $9 million resulted from lower demand from changes in plant operations by certain commercial and industrial customers and approximately $1 million resulted from energy conservation efforts on the part of residential customers, which Integrys Energy Group attributed to the general economic slowdown.  These items were partially offset by the approximate $1 million net increase in opportunity sales driven by higher contracted sales volumes to a large wholesale customer, an increase in the wholesale demand rate effective January 1, 2009 to recover costs related to Weston 4, and was partially offset by a decrease in demand for other opportunity sales.  This lower demand resulted from the availability of lower-cost power from the MISO market.

-
The decrease in volumes was partially offset by the impact that decoupling, which went into effect January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  In the second quarter of 2009, the difference between the actual and authorized margin was approximately $8 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  It is important to note that the rate order for this four-year pilot program for electric decoupling has an annual $14.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.  This ceiling was reached in the second quarter of 2009; therefore, no additional decoupling deferral can be recorded if there are any additional shortfalls from authorized margin for the remainder of the year.

Margin

The regulated electric utility segment margin increased $11.9 million, driven by:

•
An approximate $5 million quarter-over-quarter increase in electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

•
An approximate $4 million quarter-over-quarter increase in electric utility margin from the effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates.

•
An approximate $4 million quarter-over-quarter increase related to residential and commercial and industrial customers.  This quarter-over-quarter impact on the electric utility margin included the impact of a decoupling mechanism that first became effective for WPS on January 1, 2009.  During the six months ended June 30, 2009, the difference between the actual and authorized margin was approximately $8 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  Sales volumes related to all electric residential and commercial and industrial customers declined 5.2% quarter-over-quarter, resulting in an approximate $4 million negative impact on margin, attributed to the general economic slowdown, partially offset by colder quarter-over-quarter weather.

•
The increase in electric utility segment margin was partially offset by an approximate $1 million decrease in WPS's regulated electric utility margin from fuel and purchased power costs that were approximately $5 million lower than what was recovered in rates during the quarter ended June 30, 2009, compared with fuel and purchased power costs that were approximately $6 million lower than what was recovered in rates during the same quarter in 2008.

Operating Income

Operating income at the regulated electric utility segment increased $6.9 million quarter-over-quarter, driven by the $11.9 million increase in electric margin, partially offset by a $5.0 million increase in operating expenses.

The increase in operating expenses quarter-over-quarter was the result of:

•
A $3.4 million increase in electric maintenance expenses, primarily related to major planned outages at the generation plants in the second quarter of 2009, compared with fewer planned outages in the same quarter in 2008.

•	A $2.0 million increase in pension and other postretirement benefit costs.

Other Expense

Other expense at the regulated electric utilities increased $2.3 million quarter-over-quarter, driven by a $2.0 million increase in interest expense, primarily related to increased long-term borrowings at WPS at higher interest rates.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project under construction in Iowa.

Six Months 2009 Compared with Six Months 2008

Revenue

Regulated electric utility segment revenue increased $3.7 million, driven by:

•
An approximate $15 million increase in revenue from both the interim fuel surcharge approved by the PSCW effective July 4, 2008, a portion of which was incorporated into WPS’s 2009 base retail electric rates, and the full year's benefit of WPS's 2008 retail electric rate increase that was effective January 16, 2008.

•
The increase in revenue was partially offset by a 3.6% decrease in electric sales volumes, which resulted in an approximate $10 million decrease in revenue period-over-period, after the impact of decoupling, related to:

-
A 7.5% decrease in commercial and industrial sales volumes and a 0.6% decrease in residential sales volumes, and a change in wholesale volumes, which resulted in an approximate $27 million net decrease in revenue.  Of this decrease in revenue, approximately $23 million resulted from lower demand from changes in plant operations by commercial and industrial customers and approximately $2 million resulted from energy conservation efforts on the part of residential customers, which Integrys Energy Group attributed to the general economic slowdown.  In addition, approximately $2 million related to a net decrease in demand for opportunity sales driven by the availability of lower-cost power from the MISO market.  This decrease was partially offset by higher contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate effective January 1, 2009 to recover costs related to Weston 4.

-
A partially offsetting $3 million positive impact on revenues related to colder period-over-period weather during the heating season as evidenced by the increase in heating degree days at both WPS and UPPCO.

-
The net decrease in volumes was partially offset by the impact that decoupling, which went into effect January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  During the six months ended June 30, 2009, the difference between the actual and authorized margin was approximately $14 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  It is important to note that the rate order for this four-year pilot program for electric decoupling has an annual $14.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.  This ceiling was reached during the six months ended June 30, 2009; therefore, no additional decoupling deferral can be recorded if there are any additional shortfalls from authorized margin for the remainder of the year.

Margin

The regulated electric utility segment margin increased $50.4 million, driven by:

•
An approximate $27 million increase in WPS's regulated electric utility margin from fuel and purchased power costs that were approximately $11 million lower than what was recovered in rates during the period ended June 30, 2009, compared with fuel and purchased power costs that were approximately $16 million higher than what was recovered in rates during the same period in 2008.

•
An approximate $10 million period-over-period increase in electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

•
An approximate $8 million period-over-period increase in electric utility margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase effective January 16, 2008, for WPS.

•
An approximate $6 million period-over-period increase related to residential and commercial and industrial customers.  This period-over-period impact on the electric utility margin included the impact of a decoupling mechanism that first became effective for WPS on January 1, 2009.  During the six months ended June 30, 2009, the difference between the actual and authorized margin was approximately $14 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  Sales volumes related to all electric residential and commercial and industrial customers declined 5.7% period-over-period, resulting in an approximate $8 million negative impact on margin, attributed to the general economic slowdown, partially offset by colder period-over-period weather.

Operating Income

Operating income at the regulated electric utility segment increased $41.7 million period-over-period, driven by the $50.4 million increase in electric margin, partially offset by an $8.7 million increase in operating expenses.

The increase in operating expenses period-over-period was the result of:

•
A $5.1 million increase in electric maintenance expenses, primarily related to major planned outages at the generation plants during the six months ended June 30, 2009, compared with fewer planned outages in the same period in 2008.

•	A $4.8 million increase in depreciation and amortization expense at WPS, primarily related to Weston 4 being placed in service for accounting purposes in the middle of April 2008.

•	A $3.8 million increase in pension and other postretirement benefit costs.

•
The increase in operating expenses was partially offset by a $2.3 million decrease in costs to achieve merger synergies related to Integrys Energy Group's merger with PEC.  The decrease is a result of the majority of the integration work being completed in 2007 and 2008.

Other Expense

Other expense at the regulated electric utilities increased $5.3 million period-over-period, driven by:

•
A $3.7 million increase in interest expense, primarily related to increased long-term borrowings at WPS at higher interest rates.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project under construction in Iowa.

•	A $2.5 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

•	The increase in other expenses was partially offset by a $1.3 million increase in AFUDC related to the Crane Creek wind generation project.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers in developed competitive markets in the United States and Canada.

Integrys Energy Group is in the process of executing its previously announced strategy to divest its nonregulated energy services operations or reduce the size of these operations to one with credit and collateral support requirements that are insignificant by the end of 2010.  Integrys Energy Services continues to enter into new transactions with customers within certain defined parameters, in order to preserve value while focusing on a successful divestiture of all or portions of its business.

Integrys Energy Services' Segment Results of Operations

	Three Months Ended		%	Six Months Ended		%
(Millions, except natural gas sales volumes)	June 30		Increase	June 30		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$812.5	$2,600.6	(68.8%)	$2,596.6	$5,014.7	(48.2%)
Cost of fuel, natural gas, and purchased power	708.0	2,544.1	(72.2%)	2,475.8	4,827.4	(48.7%)
Margins	104.5	56.5	85.0%	120.8	187.3	(35.5%)
Margin Detail
Electric and other margins	77.6	100.8	(23.0%)	54.5	227.9	(76.1%)
Natural gas margins	26.9	(44.3)	N/A	66.3	(40.6)	N/A

Operating and maintenance expense	58.9	41.2	43.0%	108.5	81.4	33.3%
Restructuring expense	19.1	-	N/A	19.1	-	N/A
Depreciation and amortization	4.7	3.5	34.3%	9.8	7.0	40.0%
Taxes other than income taxes	1.3	1.4	(7.1%)	4.4	4.1	7.3%
Operating income(loss)	20.5	10.4	97.1%	(21.0)	94.8	N/A

Miscellaneous income	1.1	2.8	(60.7%)	2.0	3.0	(33.3%)
Interest expense	(2.6)	0.1	N/A	(5.7)	(2.7)	111.1%
Minority interest	0.2	-	N/A	0.3	-	N/A
Other expense	(1.3)	2.9	N/A	(3.4)	0.3	N/A

Income (loss) before taxes	$19.2	$13.3	44.4%	$(24.4)	$95.1	N/A

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kwh	52,461.4	41,125.2	27.6%	105,109.4	81,665.2	28.7%
Retail electric sales volumes in kwh	3,787.4	4,066.0	(6.9%)	7,834.3	8,044.7	(2.6%)
Wholesale natural gas sales volumes in bcf	106.6	148.6	(28.3%)	276.7	291.9	(5.2%)
Retail natural gas sales volumes in bcf	55.4	73.8	(24.9%)	153.3	181.9	(15.7%)

Physical volumes (includes only transactions settled physically for the periods shown) *
Wholesale electric sales volumes in kwh	1,135.0	1,072.8	5.8%	2,170.9	2,120.5	2.4%
Retail electric sales volumes in kwh	3,719.3	4,036.7	(7.9%)	7,716.6	7,989.4	(3.4%)
Wholesale natural gas sales volumes in bcf	100.8	137.4	(26.6%)	261.7	265.5	(1.4%)
Retail natural gas sales volumes in bcf	54.6	73.3	(25.5%)	151.9	180.9	(16.0%)
* Represents gross physical volumes.
kwh – kilowatt-hours
bcf – billion cubic feet

Revenue

•	Revenues decreased $1,788.1 million quarter-over-quarter and $2,418.1 million for the six months ended June 30, 2009, compared with the same period in 2008. These decreases were driven by:

-
Lower energy prices, as the average market price of natural gas and electricity decreased approximately 60% and 53% quarter-over quarter, respectively.  For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, the average market price of natural gas and electricity decreased 55% and 48%, respectively.

-
Lower natural gas volumes as Integrys Energy Services significantly decreased the volume of short-term structured natural gas transactions in order to improve liquidity in response to the tightening of financial markets in the latter half of 2008 and the announced strategy to divest of Integrys Energy Services’ operations.

Margins

Changes in commodity prices subject a portion of the nonregulated operations to earnings volatility.  Integrys Energy Services uses financial instruments to economically hedge risks associated with physical transactions.  The financial instruments essentially lock in margin on these transactions by mitigating the impact of fluctuations in market conditions, changing commodity prices, volumetric exposure, and other associated risks.  Because derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP, reported earnings for the nonregulated energy operations segment includes changes in the fair values of the derivative instruments.  These values may change significantly from period to period and are reflected as unrealized gains or losses within margin.  Fluctuations in the fair value of the nonderivative instruments that economically hedge the derivative instruments do not impact margin until settlement, as these instruments do not meet the GAAP definition of derivative instruments.

Integrys Energy Services' margins increased $48.0 million in the second quarter of 2009, compared with the second quarter of 2008, and decreased $66.5 million for the six months ended June 30, 2009, compared with the six months ended June 30, 2008.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are generally related to the timing of gain and loss recognition of certain transactions.

	Increase (Decrease) in Margin for
(Millions except natural gas sales volumes)	Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008	Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Electric and other margins
Realized gains on structured origination contracts	$(0.8)	$0.3
All other realized wholesale electric margin	9.4	9.9
Realized retail electric margin	15.4	21.7

Other significant items:
Retail and wholesale fair value adjustments *	(47.2)	(205.3)
Net decrease in electric and other margins	(23.2)	(173.4)

Natural gas margins
Lower-of-cost-or-market inventory adjustments	47.4	60.3
Other realized natural gas margins	(35.0)	(5.4)

Other significant items:
Spot to forward differential	(0.2)	(4.3)
Other fair value adjustments *	59.0	56.3
Net increase in natural gas margins	71.2	106.9

Net increase(decrease) in Integrys Energy Services' margin	$48.0	$(66.5)
*Combined, for the six months ended June 30, 2008, these two line items included a total of $11.5 million of gains resulting from the adoption of SFAS No. 157 in the first quarter of 2008.

Second Quarter 2009 Compared with Second Quarter 2008

Electric and Other Margins

Integrys Energy Services' electric and other margins decreased $23.2 million in the second quarter 2009, compared with the second quarter 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination contracts decreased $0.8 million, from $6.0 million in the second quarter 2008, to $5.2 million in the second quarter 2009.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  The decrease was due to Integrys Energy Services’ reducing its participation in energy auctions in 2009, compared with 2008.  Otherwise, Integrys Energy Services continued experiencing growth in existing markets, with an emphasis on structured transactions with small environmentally friendly generators.  Many of the new customer contracts were entered into prior to the announced decision to divest or significantly reduce the scale of Integrys Energy Services, with the second quarter of 2009 continuing to benefit from the realization of margin associated with the settlement of these contracts.  Structured origination activity was scaled back in conjunction with the global credit crisis in the first half of 2009 and the announced Integrys Energy Services strategy change.  The reduced activity will negatively impact realized margin in subsequent periods.

All other realized wholesale electric margin

All other realized wholesale electric margin increased $9.4 million, from $16.9 million for quarter ended June 30, 2008, to $26.3 million for the quarter ended June 30, 2009.  In general, realized margins are impacted by transaction activity in prior periods.  Integrys Energy Services recognizes realized margin when the contracts actually settle, which typically occurs over a 12- to 24-month time period from the time the contract was actually entered into.  Wholesale transactions increased at the end of 2007 and the beginning of 2008, which drove the quarter-over-quarter increase in realized wholesale electric margin.  Wholesale transactions were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continue to be scaled back with the announced Integrys Energy Services strategy change.  The scaled back transaction activity will negatively impact realized margin in subsequent periods.

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

Realized retail electric margin

The realized retail electric margin increased $15.4 million, from $7.4 million in the second quarter 2008, to $22.8 million in the second quarter 2009.  The increase was driven by:

●	A $15.0 million increase in the more mature markets such as Illinois, New England, and New York as Integrys Energy Services realized the benefits of including higher capital costs in its pricing.

●
A $1.7 million increase in the Mid-Atlantic market.  This is a newer market for Integrys Energy Services and continues to realize growth.  Realized average per unit margins in this market were also higher in 2009 compared to 2008, contributing to the increase.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale fair value adjustments decreased $47.2 million, as it recognized $70.5 million of non-cash unrealized gains related to derivative instruments in the second quarter of 2008, compared with $23.3 million of non-cash unrealized gains during the same quarter in 2009.

The non-cash unrealized gains resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to mitigate the price, volume, and ancillary risks associated with related customer sales contracts.  These customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.  From April 1, 2009 to June 30, 2009, electric commodity prices declined approximately 6%, which led to the recognition of additional non-cash unrealized losses in the second quarter of 2009 on these electric customer supply contracts.  However, these losses were more than offset by gains related to the reversal of previously recognized unrealized losses as contracts were settled in the second quarter of 2009.  From April 1, 2008 to June 30, 2008, electric commodity prices increased approximately 23%, which led to the recognition of large non-cash unrealized gains in the second quarter of 2008.

Natural Gas Margins

Integrys Energy Services' natural gas margins increased $71.2 million in the second quarter of 2009, compared with the second quarter of 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower-of-cost-or-market inventory adjustments

The market price of natural gas declined modestly in the second quarter of 2009, decreasing approximately 1% from April 1, 2009 to June 30, 2009 and rose sharply for the same period in 2008, driving a negative quarter-over-quarter change in natural gas margin of $7.0 million related to lower-of-cost-or-market adjustments.  These lower-of-cost-or-market adjustments were required to reflect natural gas in storage at June 30, 2009 at its net realizable value, as required by GAAP.  Quarter-over-quarter, the natural gas withdrawn from storage and sold to customers had a $54.4 million lower cost basis as a result of lower-of-cost-or-market adjustments recorded in prior periods.  The natural gas storage withdrawals (net of additional lower-of-cost-or-market adjustments recorded during the quarter) drove a net $47.4 million quarter-over-quarter increase in the non-cash natural gas margin.  At June 30, 2009, natural gas inventory had a lower cost basis as a result of lower-of-cost-or-market adjustments recorded in prior periods of $110.2 million.

Other realized natural gas margins

Other realized natural gas margins decreased $35.0 million, from $41.3 million in the second quarter of 2008 to $6.3 million in the second quarter of 2009.  The decrease was primarily due to Integrys Energy Services’ wholesale natural gas operations, evidenced by the approximate 28% decrease in gross wholesale natural gas volumes quarter-over-quarter.  Integrys Energy Services significantly reduced the number of structured natural gas transactions entered into in response to the global credit crisis in the latter half of 2008 and Integrys Energy Group’s announced intent to divest of or significantly reduce the operations of Integrys Energy Services.

Spot to forward differential

Integrys Energy Services experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year.  Generally, injections of natural gas into storage take place in the summer months and withdrawals take place in the winter months.  Integrys Energy Services' policy is to hedge the value of natural gas storage with contracts in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage.  Integrys Energy Services applies fair value hedge accounting to a portion of its derivative contracts used in this strategy.  Fair value hedge accounting rules require the natural gas in storage to be reflected at fair market value using spot prices, while the future sales contracts are reflected at fair value using forward prices.  When the spot price of natural gas changes disproportionately to the forward price of natural gas, Integrys Energy Services experiences volatility in its earnings.  Consequently, earnings volatility may occur within the contract period for natural gas in storage.  The accounting treatment does not affect the underlying cash flows or economics of these transactions.

The natural gas storage cycle had a $0.2 million negative quarter-over-quarter impact on natural gas margins.  For the second quarter of 2009, the natural gas storage cycle had no impact on margin, compared with a $0.2 million positive impact on margin for the same period of 2008.  At June 30, 2009, the market value of natural gas in storage was not significantly different than the market value of future sales contracts related to the 2008/2009 natural gas storage cycle.

Other fair value adjustments

Other derivative accounting required fair value adjustments primarily relate to changes in the fair market value of contracts utilized to mitigate market price risk associated with certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the transactions used to mitigate price risk (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts becomes subject to lower-of-cost-or-market adjustments, as was the case in the second quarter of 2009), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

The impact of these fair value adjustments (excluding lower-of-cost-or-market inventory adjustments) drove a $59.0 million increase in the natural gas margins as unrealized losses on these instruments were $25.4 million in the second quarter of 2009, compared with unrealized losses of $84.4 million during the same period of 2008.

Operating Income

Second quarter operating income at Integrys Energy Services increased $10.1 million, from $10.4 million in 2008 to $20.5 million in 2009.  This increase resulted from the $48.0 million quarter-over-quarter increase in margin discussed above, partially offset by $19.1 million of restructuring expenses which included anticipated employee related costs, the write-off of capitalized development costs related to software that will not be utilized because of the restructuring, and consulting and legal costs recognized in the second quarter of 2009, as well as a $17.7 million increase in operating and maintenance expense.  Operating and maintenance expense increased from $41.2 million in the second quarter of 2008, to $58.9 million in the second quarter of 2009, driven by:

•
A one-time $9.0 million novation fee related to an agreement with a counterparty that enabled Integrys Energy Services to consolidate certain wholesale financial and physical contracts that were previously entered into with multiple counterparties, allowing Integrys Energy Services to conserve capital through reduced collateral requirements.

•	A $4.6 million increase in bad debt expense resulting primarily from the current general poor economic environment and several small customer bankruptcies.

•
A $1.7 million loss recorded on the sale and leaseback of a solar equipment project in the second quarter of 2009.  Integrys Energy Services realized offsetting gains on the sale and leaseback of other solar equipment projects that in accordance with GAAP were deferred and will be recognized in income over the 10-year life of the related leases.

See Note 4, "Integrys Energy Services Restructuring," for a discussion of restructuring charges.

Six Months 2009 Compared with Six Months 2008

Electric and Other Margins

Integrys Energy Services' electric and other margins decreased $173.4 million during the six months ended June 30, 2009, compared with the same period in 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $0.3 million, from $11.5 million for the six months ended June 30, 2008, to $11.8 million in the six months ended June 30, 2009.  The increase was due to Integrys Energy Services’ continued growth in existing markets, with an emphasis on structured transactions with small environmentally friendly generators.  Many of the new customer contracts were entered into prior to the announced decision to divest or significantly reduce the scale of Integrys Energy Services, with the first six months of 2009 continuing to benefit from the realization of margin associated with the settlement of these contracts.  Structured origination activity was scaled back in conjunction with the global credit crisis in the first half of 2009 and the announced Integrys Energy Services strategy change.  The reduced activity will negatively impact realized margin in subsequent periods.  These increases were partially offset as Integrys Energy Services reduced its participation in energy auctions in 2009, compared with 2008.

All other realized wholesale electric margin

All other wholesale electric margin increased $9.9 million, from $22.2 million for six months ended June 30, 2008, to $32.1 million for the six months ended June 30, 2009.  In general, realized margins are impacted by transaction activity in prior periods.  Integrys Energy Services recognizes realized margin when the contracts actually settle, which typically occurs over a 12- to 24- month time period from the time the contract was actually entered into.  Wholesale transactions increased at the end of 2007 and the beginning of 2008, which drove the period-over-period increase in realized wholesale electric margin.  Wholesale transactions were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continue to be scaled back with the announced Integrys Energy Services strategy change.  The scaled back transaction activity will negatively impact realized margin in subsequent periods.

Realized retail electric margin

The realized retail electric margin increased $21.7 million, from $24.7 million during the six months ended June 30, 2008, to $46.4 million during the six months ended June 30, 2009.  The increase was driven by:

●	An $18.3 million increase in the more mature markets such as Illinois, New England, and New York as Integrys Energy Services realized the benefits of including higher capital costs in its pricing.

●
A $2.3 million increase in the Mid-Atlantic market.  This is a newer market for Integrys Energy Services and continues to realize volume growth.  Realized average per unit margins in this market were also higher in 2009 compared to 2008, contributing to the increase.

●
A $2.8 million increase from operations in Texas as a result of higher ancillary service costs in 2008 related to congestion caused by wind generation that was added in this market.  Because Integrys Energy Services had fixed price contracts with many of its electric customers, it was not able to pass on all of the increased charges for ancillary services.  Ancillary costs have decreased in the six months ended June 30, 2009, compared with the same period in 2008, and Integrys Energy Services has priced appropriate premiums related to ancillary costs into these new or renewed contracts.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale derivative accounting required fair value adjustments decreased $205.3 million, as it recorded $35.8 million of non-cash unrealized losses related to derivative instruments during the six months ended June 30, 2009, compared with $169.5 million of non-cash unrealized gains during the same period in 2008.

The non-cash unrealized gains and losses resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to mitigate the price, volume, and ancillary risks associated with related customer sales contracts.  These customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.  From January 1, 2009 to June 30, 2009, electric commodity prices declined approximately 21%, which led to the recognition of additional non-cash unrealized losses in the six months ended June 30, 2009 on these electric customer supply contracts.  These unrealized losses were partially offset by realized gains related to the reversal of previously recognized unrealized losses as contracts were settled in the second quarter of 2009.  From January 1, 2008 to June 30, 2008, electric commodity prices increased approximately 49%, which led to the recognition of large non-cash unrealized gains during the six months ended June 30, 2008.

Natural Gas Margins

Integrys Energy Services' natural gas margins increased $106.9 million during the six months ended June 30, 2009, compared with the same period of 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower-of-cost-or-market inventory adjustments

The market price of natural gas declined during the six months ended June 30, 2009, decreasing approximately 17% from December 31, 2008, to June 30, 2009, and rose sharply for the same period in 2008, driving a period-over-period increase of $42.7 million of lower-of-cost-or-market adjustments.  These lower-of-cost-or-market adjustments were required to reflect natural gas in storage at June 30, 2009 at its net realizable value, as required by GAAP.  Period-over-period, the natural gas withdrawn from storage and sold to customers had a $103.0 million lower cost basis as a result of lower-of-cost-or-market adjustments recorded in prior periods.  The natural gas storage withdrawals (net of additional lower-of-cost-or-market adjustments recorded during the period) drove a net $60.3 million period-over-period increase in the non-cash natural gas margin.

Other realized natural gas margins

Other realized natural gas margins decreased $5.4 million, from $77.9 million for the six months ended June 30, 2008, to $72.5 million for the six months ended June 30, 2009.  The decrease was primarily due to Integrys Energy Services’ wholesale natural gas operations, evidenced by the decrease in wholesale natural gas volumes period-over-period.  Integrys Energy Services significantly reduced the number of structured natural gas transactions entered into in response to Integrys Energy Group’s announced intent to divest or reduce the operations of Integrys Energy Services.  Partially offsetting the decrease, Integrys Energy Services withdrew a significant amount of natural gas during the six months ended June 30, 2009 in order to improve its liquidity position, recognizing realized gains on these natural gas storage withdrawals.  Also, per-unit retail natural gas margins were higher period-over-period as Integrys Energy Services restructured many of its natural gas sales contracts at the end of 2008 in order to reflect increased business risk and financing costs.

Spot to forward differential

The natural gas storage cycle had a $4.3 million negative impact on natural gas margins for the six months ended June 30, 2009, compared with the same period in 2008.  For the six months ended June 30, 2009, the natural gas storage cycle had no material impact on margin, compared with a $4.3 million positive impact on margin for the same period in 2008.

Other fair value adjustments

Other derivative accounting required fair value adjustments primarily relate to changes in the fair market value of contracts utilized to mitigate market price risk associated with certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the transactions used to mitigate price risk (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts becomes subject to lower-of-cost-or-market adjustments, as was the case in 2009), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

The impact of the fair value adjustments (excluding lower-of-cost-or-market inventory adjustments) drove a $56.3 million increase in the natural gas margins as unrealized losses on these instruments were $71.2 million for the six months ended June 30, 2009, compared with unrealized losses of $127.5 million for the same period in 2008.

Operating Income (Loss)

Integrys Energy Services' operating income for the six months ended June 30, 2009 decreased $115.8 million, from $94.8 million of operating income in 2008 to a $21.0 million operating loss in 2009.  This decrease resulted from the $66.5 million decrease in margin discussed above, $19.1 million related to restructuring expenses, which included anticipated employee related costs, the write-off of capitalized development costs related to software that will not be utilized because of the restructuring, and consulting and legal costs recognized in the second quarter of 2009, as well as a $27.1 million increase in operating and maintenance expenses.  Operating and maintenance expense increased from $81.4 million during the six months ended June 30, 2008, to $108.5 million during the six months ended June 30, 2009.  The increase in operating and maintenance expense was driven by:

•
A one-time $9.0 million novation fee related to an agreement with a counterparty that enabled Integrys Energy Services to consolidate certain wholesale financial and physical contracts that were previously entered into with multiple counterparties, allowing Integrys Energy Services to reduce collateral support requirements.

•	A $7.6 million increase in bad debt expense related to the current general poor economic environment and several small customer bankruptcies.

A $1.7 million loss recorded on the sale and leaseback of a solar equipment project in the second quarter of 2009.  Integrys Energy Services realized offsetting gains on the sale and leaseback of other solar equipment projects that in accordance with GAAP were deferred and will be recognized in income over the 10-year life of the related leases.

•	The remaining increase in operating and maintenance expense was primarily related to higher salaries and benefit expenses.

See Note 4, "Integrys Energy Services Restructuring," for a discussion of restructuring charges.

Holding Company and Other Segment Operations

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)

Operating income	$1.8	$1.3	38.5%	$3.1	$3.0	3.3%
Other income	3.3	3.4	(2.9)%	5.9	5.5	7.3%

Income before taxes	$5.1	$4.7	8.5%	$9.0	$8.5	5.9%

Second Quarter 2009 Compared with Second Quarter 2008

Other Income

Other income at the Holding company and other segment decreased $0.1 million during the quarter ended June 30, 2009, compared with the same quarter in 2008.  The decrease was driven by:

•
An increase in interest expense of $3.7 million due to an increase in amortization of deferred financing fees related to new credit facilities entered into in the fourth quarter of 2008 in addition to an increase in average short-term borrowings.  The higher average short-term borrowings were a result of carrying higher cash balances early in the second quarter of 2009 in response to  decreased availability of credit related to general economic conditions and were used to fund capital requirements for the regulated utilities and IBS.

•	A $1.7 million increase in legal and settlement expenses related to resolution of a lawsuit.

•	These decreases in other income were partially offset by:

-
A $2.5 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $18.4 million of pre-tax equity earnings from ATC during the second quarter of 2009, compared with $15.9 million of pre-tax equity earnings during the same quarter in 2008.

-
A $1.9 million increase in miscellaneous income as a result of increased revolving credit fees and intercompany interest charges passed through to those subsidiaries which have outstanding borrowings with Integrys Energy Group's holding company.

Six Months 2009 Compared with Six Months 2008

Other Income

Other income at the Holding company and other segment increased $0.4 million during the six months ended June 30, 2009, compared with the same period in 2008.  The increase was driven by:

•
A $5.8 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $36.4 million of pre-tax equity earnings from ATC during the six months ended June 30, 2009, compared with $30.6 million of pre-tax equity earnings during the same period in 2008.

•
A $4.4 million increase in miscellaneous income as a result of increased revolving credit fees and intercompany interest charges passed through to those subsidiaries which have outstanding borrowings with Integrys Energy Group's holding company.

•	A $1.9 million increase in pre-tax gains recognized on land sales for UPPCO.

•	The increase in other income was partially offset by:

-
An increase in interest expense of $9.7 million due to an increase in amortization of deferred financing fees related to new credit facilities entered into in the fourth quarter of 2008 in addition to an increase in average short-term borrowings.  The higher average short-term borrowings were a result of carrying higher cash balances through the early part of the second quarter of 2009 in response to decreased availability of credit related to general economic conditions and were used to fund capital requirements at the regulated utilities and IBS.

	-	A $3.0 million increase in legal and settlement expenses related to resolution of a lawsuit.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Effective Tax Rate	34.5%	41.4%	(27.7%)	37.2%

Second Quarter 2009 Compared with Second Quarter 2008

The lower effective tax rate for the second quarter of 2009, compared with the same quarter in 2008, was a result of a $6.5 million non-deductible pre-tax goodwill impairment loss in the second quarter of 2008.

Six Months 2009 Compared with Six Months 2008

The change in the effective tax rate period-over-period was primarily related to the tax treatment of Integrys Energy Group's $291.1 million non-cash pre-tax goodwill impairment loss.  Although Integrys Energy Group had a $112.9 million loss before income taxes for the six months ended June 30, 2009, it still recorded a $31.3 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Integrys Energy Group believes that its cash balances, liquid assets, operating cash flows, access to equity and debt capital markets, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  Integrys Energy Group’s borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies.  Integrys Energy Group’s operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.

Due to unprecedented volatility within the global financial markets beginning in the second half of 2008, Integrys Energy Group has been exposed to increased interest costs and challenges, at times, accessing short-term capital markets.  Due to disruptions in the commercial paper markets, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market.  None of these borrowings were outstanding at June 30, 2009.

Operating Cash Flows

During the six months ended June 30, 2009, net cash provided by operating activities was $1,248.5 million, compared with $435.4 million for the same period in 2008.  The $813.1 million period-over-period increase was mainly driven by a $659.6 million increase in cash, related to lower working capital requirements, primarily due to an $820.1 million decrease in accounts receivables and accrued unbilled revenues during the six months ended June 30, 2009, compared with a $78.9 million increase during the same period in 2008.  This difference was driven by lower revenues during the second quarter of 2009 compared with the second quarter of 2008, primarily the result of lower natural gas prices.  Also contributing to the decrease in working capital requirements was a $477.5 million decrease in inventories, including the impact of the temporary LIFO liquidation credit, during the six months ended June 30, 2009, compared with a $195.5 million increase during the same period in 2008.  This difference was also driven by lower period-over-period natural gas prices. Partially offsetting this change was a $532.6 million decrease in accounts payable during the six months ended June 30, 2009, compared with a $475.7 million increase over the same period in 2008, also primarily the result of lower natural gas prices.

Investing Cash Flows

Net cash used for investing activities was $188.5 million during the six months ended June 30, 2009, compared with $131.9 million for the same period in 2008.  The $56.6 million period-over-period increase in cash used for investing activities was primarily driven by the period-over-period impact of the reimbursement of $99.7 million from ATC in 2008 related to the construction of the transmission facilities required to support Weston 4, partially offset by payments of $17.4 million in 2008 related to the construction of these transmission facilities.  Also partially offsetting the increase in cash used for investing activities were proceeds of $13.2 million from the sale and leaseback of certain solar generation projects at Integrys Energy Services in the second quarter of 2009.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were:

Reportable Segment (millions)	2009	2008	Change
Electric utility	$92.9	$75.2	$17.7
Natural gas utility	61.9	105.6	(43.7)
Integrys Energy Services	15.8	9.8	6.0
Holding company and other	17.0	7.9	9.1
Integrys Energy Group consolidated	$187.6	$198.5	$(10.9)

The increase in capital expenditures at the electric utility segment for the six months ended June 30, 2009, compared with the same period in 2008, was mainly due to increased costs related to wind generation projects, partially offset by the period-over-period impact of capital expenditures associated with Weston 4 in 2008.  The decrease in capital expenditures at the natural gas utility segment for the six months ended June 30, 2009, compared with the same period in 2008, was mainly due to a decrease in costs related to the construction of natural gas laterals that connect WPS's natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $1,107.7 million during the six months ended June 30, 2009, compared with $298.7 million for the same period in 2008.  The $809.0 million period-over-period increase in cash used for financing activities was driven by an $874.3 million increase in repayments of short-term debt borrowings, made possible by the increase in net cash provided by operating activities and the issuance of $155.0 of long-term debt at Integrys Energy Group in June 2009.

Significant Financing Activities

Dividends paid increased in 2009 compared with 2008.  The quarterly common stock dividend was increased, in February 2009, to 68 cents per share from 67 cents per share.

Integrys Energy Group had outstanding commercial paper borrowings of $103.7 million and $105.9 million at June 30, 2009, and 2008, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million and $154.6 million at June 30, 2009, and 2008, respectively.  Integrys Energy Group did not have borrowings under revolving credit facilities at June 30, 2009, and 2008.  See Note 9, "Short-Term Debt and Lines of Credit," for more information.

In June 2009, Integrys Energy Group issued $100.0 million of 7.27%, 5-year Senior Notes due June 1, 2014 and $55.0 million of 8.0%, 7-year Senior Notes due June 1, 2016.  The net proceeds from the issuance of the Senior Notes were used to refinance existing short-term debt and for general corporate purposes.  The Senior Notes were sold in a private placement and are not registered under the Securities Act of 1933.

In June 2009, Integrys Energy Group entered into a $35.0 million revolving credit agreement that extends to June 2010 to finance its working capital requirements and for general corporate purposes.

In May 2009, Integrys Energy Group entered into a $425.0 million revolving credit agreement that extends to May 2010 to finance its working capital requirements and for general corporate purposes.

In April 2008, PGL completed the purchase of $51.0 million of Illinois Development Finance Authority Series 2003D Bonds, due October 1, 2037, and backed by PGL Series PP bonds.  Upon repurchase, the Auction Rate Mode was converted from a 35-day mode to a weekly mode.  This transaction was treated as a repurchase of the Series PP bonds by PGL.  As a result, the liability related to the Series PP bonds was extinguished.  PGL intends to hold the bonds while it continues to monitor the tax-exempt market and assess potential remarketing or refinancing opportunities.

Credit Ratings

The current credit ratings for Integrys Energy Group, WPS, PEC, PGL, and NSG are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Issuer credit rating Senior unsecured debt Commercial paper Credit facility Junior subordinated notes	BBB+ BBB A-2 N/A BBB-	N/A Baa1 P-2 Baa1 Baa2
WPS Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A- N/A A BBB A-2 N/A	A2 A1 A1 Baa1 P-1 A2
PEC Issuer credit rating Senior unsecured debt	BBB+ BBB	N/A Baa1
PGL Issuer credit rating Senior secured debt Commercial paper	BBB+ A- A-2	A3 A2 P-2
NSG Issuer credit rating Senior secured debt	BBB+ A	A3 A2

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On June 9, 2009, Moody’s assigned an "A3" issuer credit rating to PGL and NSG, and lowered the following ratings of Integrys Energy Group and its subsidiaries:

•	The senior unsecured debt ratings of Integrys Energy Group and PEC were lowered from "A3" to "Baa1."
•	The credit facility rating of Integrys Energy Group was lowered from "A3" to "Baa1."
•	The junior subordinated notes rating of Integrys Energy Group was lowered from "Baa1" to "Baa2."
•	The issuer credit rating of WPS was lowered from "A1" to "A2."
•	The senior secured debt rating and first mortgage bonds rating of WPS were lowered from "Aa3" to "A1."
•	The senior secured debt ratings of PGL and NSG were lowered from "A1" to "A2."
•	The preferred stock rating of WPS was lowered from "A3" to "Baa1."
•	The credit facility rating of WPS was lowered from "A1" to "A2."
•	The commercial paper rating of PGL was lowered from "P-1" to "P-2."

According to Moody’s, the downgrade considers management’s decision to divest of its nonregulated energy marketing business, and reflects the expected improvements in Integrys Energy Group’s business risk and liquidity profiles after the divestiture, as well as the expected challenge of replacing the earnings generated by this nonregulated segment.  Also according to Moody’s, the downgrade reflects management’s decision to leave its dividend policy unchanged despite expected near-term reduction in earnings and internal cash flow generation.

On March 5, 2009, Standard & Poor's lowered the following ratings of Integrys Energy Group and its subsidiaries:

•	The issuer credit ratings of Integrys Energy Group, PGL, NSG, and PEC were lowered from "A-" to "BBB+."
•	The issuer credit rating of WPS was lowered from "A" to "A-."
•	The senior unsecured debt ratings of Integrys Energy Group and PEC were lowered from "BBB+" to "BBB."
•	The junior subordinated notes rating of Integrys Energy Group was lowered from "BBB" to "BBB-."
•	The senior secured debt rating of WPS was lowered from "A+" to "A."
•	The preferred stock rating of WPS was lowered from "BBB+" to "BBB."

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of June 30, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$3,699.7	$225.5	$836.1	$746.9	$1,891.2
Operating lease obligations	59.2	8.1	21.7	17.0	12.4
Commodity purchase obligations (2)	7,964.4	1,989.0	3,950.6	1,018.0	1,006.8
Purchase orders (3)	571.4	568.9	2.3	0.2	-
Capital contributions to equity method investment (4)	18.7	18.7	-	-	-
Pension and other postretirement funding obligations (5)	645.3	48.8	204.2	204.9	187.4
Total contractual cash obligations	$12,958.7	$2,859.0	$5,014.9	$1,987.0	$3,097.8

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

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Currently no amounts are committed beyond 2009; however, capital contributions are likely in future years.

(5)	Obligations for certain pension and other postretirement benefits plans cannot reasonably be estimated beyond 2011.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $655.8 million at June 30, 2009, as the amount and timing of payments are uncertain.  See Note 13,"Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the June 30, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 12, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2009 through 2011 are listed below.

(Millions)
WPS
Wind generation projects	$181.5
Electric and natural gas distribution projects	117.6
Environmental projects	94.7
Other projects	162.0

UPPCO
Repairs and safety measures at hydroelectric facilities	43.8
Electric distribution and other projects	40.9

MGU
Natural gas pipe distribution system and underground natural gas storage facilities and other projects	26.2

MERC
Natural gas pipe distribution system and other projects	44.0

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects (1)	380.3

NSG
Natural gas pipe distribution system and other projects	49.4

Integrys Energy Services (2)
Landfill methane gas project and other projects	21.5

IBS
Corporate services infrastructure projects	83.2
Total capital expenditures	$1,245.1

(1)
Includes approximately $55 million of expenditures related to the accelerated replacement of cast iron mains at PGL in 2011.  PGL requested recovery in a rider as part of the rate case filed on February 25, 2009.  See Note 21, "Regulatory Environment," for more information.

(2)	Includes only estimated construction expenditures for 2009.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $34 million in 2009 and approximately $5 million in 2010.  No capital contributions are expected in 2011.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of June 30, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants relating to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 9, "Short-Term Debt and Lines of Credit," for more information on Integrys Energy Group’s credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 10, "Long-Term Debt," for more information on Integrys Energy Group’s long-term debt covenants.

Integrys Energy Group plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, net of forecasted dividend payments, and debt and equity financings.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.  See "Other Future Considerations" for additional information.

In March 2009, Integrys Energy Group filed a shelf registration statement which allows Integrys Energy Group to publicly issue debt, equity, certain types of hybrid securities, and other financial instruments.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices, and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

Other Future Considerations

Impact of Financial Market Turmoil

Volatility and uncertainty in the financial markets have impacted Integrys Energy Group in a number of ways.  Due to disruptions in the commercial paper markets beginning in the second half of 2008, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market.  None of these borrowings were outstanding at June 30, 2009.  In addition, Integrys Energy Group believes that a decrease in the number of wholesale counterparties actively trading in the energy markets has reduced market liquidity and increased the risk of counterparty concentrations.  This factor, combined with worsening economic conditions, has also increased the risk of credit losses.  A decline in the overall level of natural gas and electricity prices has resulted in increased cash margin calls related to purchase contracts utilized by Integrys Energy Group to economically hedge its supply obligations.

In response to the factors discussed above, Integrys Energy Group has taken several steps to improve its available liquidity.  Integrys Energy Services has significantly reduced its origination and customer renewal activity in order to keep its potential capital requirements within the liquidity that is currently available.  For the business that continues to be transacted, Integrys Energy Services has adjusted its product pricing strategy to account for the increased collateral requirements, business risks, and potential cash margining impact.  This new pricing strategy has reduced the flow of new business, therefore reducing future liquidity requirements, while improving the profitability of transactions that are executed.  Integrys Energy Services executed a novation agreement with a large financial institution whereby a number of physical and financial contracts were consolidated with a single counterparty in order to achieve the netting of collateral and credit support requirements.  This novation had the effect of reducing the current requirements of these contracts as well as any fluctuations going forward.  At the end of June, the natural gas storage cycle at both the regulated natural gas utilities and Integrys Energy Services, and other operating activities, resulted in the generation of positive cash flow.  This activity, combined with the issuance of $155.0 million of long-term debt, resulted in an approximate $1.1 billion reduction in consolidated short-term debt outstanding during the first six months of 2009, with an approximate $50 million reduction in cash available to Integrys Energy Group.

Management believes that these efforts have reduced Integrys Energy Group’s exposure to adverse market conditions.  While the impact of continued market volatility and the extent and impacts of the economic downturn cannot be predicted, Integrys Energy Group currently believes it has sufficient operating flexibility and access to funding sources to maintain adequate liquidity.

The recent volatility in global capital markets has also led to a reduction in the current market value of long-term investments held in Integrys Energy Group's pension and other postretirement benefit plan trusts.  The decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Impact of Divesting of the Integrys Energy Services Business Segment

Integrys Energy Group has made a decision to pursue divestiture of its nonregulated energy services business segment.  Integrys Energy Group intends to redeploy the capital to areas with more desirable risk-adjusted rates of return to achieve the greatest value for our investors.  The divestiture will yield proceeds and/or free up invested capital that will be redeployed to support core utility businesses and strengthen the company's balance sheet.  This will reduce risk and financial requirements at a time when global credit and financial markets are constraining availability and increasing the cost of capital.  Integrys Energy Group is targeting an announcement with respect to Integrys Energy Services by the end of the third or early fourth quarter of 2009 with possible completion of a full or partial divestiture by the end of the year, subject to regulatory approvals.

On July 17, 2009, a subsidiary of Integrys Energy Services signed an agreement to sell nearly all of its Canadian natural gas and electric power contract portfolio.  The transaction requires certain contractual consents and necessary regulatory approvals and is expected to close in the third quarter of 2009.  Upon close, the transaction is expected to result in an estimated $300 million reduction of Integrys Energy Group’s collateral support requirements.  See Note 4, "Integrys Energy Services Restructuring," for more information.

In the event that a full divestiture of Integrys Energy Services does not occur and/or a portion of the nonregulated energy services business segment remains, it will be a smaller segment that requires significantly less capital, parental guarantees, and overall financial liquidity from Integrys Energy Group.  Through the restructuring process, Integrys Energy Group is committed to substantially reducing credit and collateral support requirements by the end of 2010 to an insignificant level.

Subsequent to completion of any such divestiture, Integrys Energy Group expects its liquidity needs to decrease by as much as $1 billion and would reduce its existing credit facilities.  Integrys Energy Group may also use any proceeds from the divestiture, as well as the return of our invested capital to reduce outstanding debt or invest in areas with more desirable risk adjusted rates of return to achieve the greatest value for its shareholders.

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at the utilities.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS’s natural gas and electric residential and small commercial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The $14.0 million cap for electric service was reached in the second quarter of 2009.  Therefore, no additional decoupling deferral can be recorded for electric service if there are any additional shortfalls from authorized margin for the remainder of the year.  In the UPPCO and MGU rate cases filed in June 2009, both companies requested decoupling.  In Minnesota, the legislature required the MPUC to evaluate decoupling.  The MPUC is currently engaged in that process and has sought and received comments on decoupling mechanisms from utilities and interveners in Minnesota.

For a discussion of regulatory filings and decisions, see Note 21, "Regulatory Environment."

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

The impact of the declining economic environment could cause more accounts receivable to become uncollectible.  Higher levels of uncollectible balances could negatively impact Integrys Energy Group's results of operations and could result in higher working capital requirements.

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law. SB 1918 contains a provision that allows PGL and NSG to file a rider to recover (or refund) the incremental difference between the uncollectible expense approved in the last rate case and the actual uncollectible expense per the income statement.  This rider will be retroactive to 2008, and is expected to mitigate the impacts of PGL’s and NSG’s uncollectible accounts on Integrys Energy Group’s financial condition, results of operations, and cash flows from operations.

Goodwill Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested on an annual basis and between required annual testing dates if certain conditions exist.  One of these conditions is a change in business climate, which may be evidenced by, among other things, a prolonged decline in a company's market capitalization below book value.  Any annual or interim goodwill impairment test could result in the recognition of additional goodwill impairment losses.  See Note 8, "Goodwill and Other Intangible Assets," for information on goodwill balances for Integrys Energy Group's reporting units at June 30, 2009.

New Laws

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect the company.  Most notably, a provision of ARRA provides Integrys Energy Group with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be substantial.  Other provisions of ARRA provide Integrys Energy Group with elections to select among a production tax credit, an investment tax credit, or a federal grant for wind generating facilities that will go into service later in 2009.  Integrys Energy Group currently plans to take production tax credits on power generated by these facilities, but is evaluating the other alternatives mentioned.  Integrys Energy Group is also investigating the possibility of obtaining funds under ARRA to be used for smart grid related projects within WPS’s and UPPCO’s service territories in the areas of automatic metering infrastructure, distribution management, and Meter Data Management.

In February 2009, Wisconsin Act 2 was signed into law.  Act 2 contains various tax provisions intended to reduce Wisconsin's current budget gap.  Most notably, this Act will require Integrys Energy Group and its subsidiaries to file a Wisconsin income tax return as a combined group.  As a result, all of Integrys Energy Group's income will be subject to apportionment and taxation in Wisconsin.  In the first quarter of 2009, the company recorded a one-time adjustment to deferred taxes.  See Note 12, "Income Taxes."  In the future, Integrys Energy Group may experience higher or lower Wisconsin income taxes depending on the mix and type of income.  In the short-term, after the adjustment to deferred taxes, this law is expected to generate a small benefit for Integrys Energy Group.

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

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Condensed Consolidated Balance Sheets, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges), also on Integrys Energy Group's Condensed Consolidated Balance Sheets, or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the six months ended June 30, 2009.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2008 (1)	$294.0	$(135.4)	$158.6
Less: Contracts realized or settled during period (2)	192.5	(93.3)	99.2
Plus: Changes in fair value of contracts in existence at June 30, 2009 (3)	91.7	(165.5)	(73.8)
Fair value of contracts at June 30, 2009 (1)	$193.2	$(207.6)	$(14.4)

(1)	Reflects the values reported on the balance sheets for net mark-to-market current and long-term risk management assets and liabilities as of those dates.

(2)	Includes the value of contracts in existence at December 31, 2008, that were no longer included in the net mark-to-market assets as of June 30, 2009.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2008, and contracts that were entered into subsequent to December 31, 2008, which were included in Integrys Energy Services' portfolio at June 30, 2009, as well as gains and losses at the inception of contracts.

There were, in many cases, derivative positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these derivative positions are not reflected in the table above.

The table below shows assets and liabilities related to Integrys Energy Services’ risk management instruments.

Integrys Energy Services
Risk Management Assets and Liabilities
(Millions)	June 30, 2009	December 31, 2008	Change
Current risk management assets	$2,831.6	$2,190.2	29.3%
Long-term risk management assets	1,222.6	755.8	61.8%
Total risk management assets	$4,054.2	$2,946.0	37.6%
Current risk management liabilities	$2,849.4	$2,037.4	39.9%
Long-term risk management liabilities	1,219.2	750.0	62.6%
Total risk management liabilities	$4,068.6	$2,787.4	46.0%

The increase in risk management assets and liabilities from December 31, 2008, to June 30, 2009, is primarily due to a 17% decrease in the average market price of natural gas and a 21% decrease in the average market price of electricity during the period from December 31, 2008 to June 30, 2009.

The table below shows Integrys Energy Services' risk management instruments categorized by fair value hierarchy levels and by maturity.  For more information on the fair value hierarchy, see Note 19, "Fair Value."

Integrys Energy Services
Risk Management Contract Aging at Fair Value
As of June 30, 2009 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 years	Total Fair Value
Level 1	$(122.5)	$(32.5)	$(0.8)	$-	$(155.8)
Level 2	176.9	6.6	5.9	3.6	193.0
Level 3	(76.9)	25.3	(0.8)	0.8	(51.6)
Total fair value	$(22.5)	$(0.6)	$4.3	$4.4	$(14.4)

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

Due to decreases in short-term borrowings in the last year, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at June 30, 2009, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $2.4 million.  Comparatively, based on the variable rate debt outstanding at June 30, 2008, an increase in interest rates of 100 basis points would have increased interest expense by $3.9 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The VaR for Integrys Energy Services' trading portfolio at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2009	2008

As of June 30	$1.0	$2.2
Average for 12 months ended June 30	1.1	1.3
High for 12 months ended June 30	1.3	2.2
Low for 12 months ended June 30	1.0	0.9

The VaR for Integrys Energy Services' trading portfolio at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2009	2008

As of June 30	$4.3	$10.0
Average for 12 months ended June 30	4.9	6.0
High for 12 months ended June 30	5.6	10.0
Low for 12 months ended June 30	4.3	4.2

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in the 2008 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Integrys Energy Group's management, with the participation of Integrys Energy Group's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Integrys Energy Group's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, Integrys Energy Group's disclosure controls and procedures were effective to ensure that information required to be disclosed by Integrys Energy Group in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to Integrys Energy Group's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in Integrys Energy Group's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 13, "Commitments and Contingencies."

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of the 2008 Annual Report on Form 10-K for Integrys Energy Group filed on February 25, 2009.

Item 4.     Submission of Matters to a Vote of Security Holders

At the May 13, 2009 Integrys Energy Group Annual Meeting of Shareholders, Mr. Keith E. Bailey, Ms. Kathryn M. Hasselblad-Pascale, Mr. John W. Higgins, Mr. James L. Kemerling, and Mr. Charles A. Schrock were elected to one-year terms on the Board of Directors.  The vote was:

	Class C Directors - Term Expiring in 2010
	Bailey	Hasselblad-Pascale	Higgins	Kemerling	Schrock

Votes For	61,562,337	60,393,015	59,732,165	60,321,845	60,365,855
Votes Withheld	3,963,013	5,132,335	5,793,185	5,203,505	5,195,495
Shares Not Voted	10,900,387	10,900,387	10,900,387	10,900,387	10,864,387
Total Shares Outstanding	76,425,737	76,425,737	76,425,737	76,425,737	76,425,737

Election of Directors requires a plurality of the votes cast at a meeting of the common shareholders at which a quorum is present.

The continuing Board members are:

Class A Directors Term Expires in 2010	Class B Directors Term Expires in 2011

Pastora San Juan Cafferty Ellen Carnahan Michael E. Lavin William F. Protz, Jr. Larry L. Weyers	Richard A. Bemis William J. Brodsky Albert J. Budney, Jr. Robert C. Gallagher

In addition, shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for Integrys Energy Group and its subsidiaries for 2009.  The shareholders voted as follows:

Voted	Shares
For	62,946,388
Against	728,918
Abstained	1,850,044
Shares Not Voted	10,900,387
Total	76,425,737

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: August 5, 2009	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
Exhibit No.	Description

4.1
Third Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group, Inc. and U.S. Bank National Association (successor to Firstar Bank, National Association) (Incorporated by reference to Exhibit 4.1 to Integrys Energy Group's Form 8-K filed June 17, 2009.)

4.2
Fourth Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group, Inc. and U.S. Bank National Association (successor to Firstar Bank, National Association) (Incorporated by reference to Exhibit 4.2 to Integrys Energy Group's Form 8-K filed June 17, 2009.)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group