Form 10-Q
period 2009-09-30
INTEGRYS ENERGY GROUP, INC.
filed 2009-11-05
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common stock, $1 par value, 76,420,113 shares outstanding at November 3, 2009

______________________________________________________________________________
______________________________________________________________________________

PART II.	OTHER INFORMATION	82

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 6.	Exhibits	82

Signature		83

EXHIBIT INDEX	84
3.1	Amendments to the By-Laws of Integrys Energy Group, Inc. effective September 17, 2009 (Incorporated by reference to Exhibit 3.1 to Integrys Energy Group’s Form 8-K filed September 21, 2009)

3.2	Integrys Energy Group, Inc. By-Laws as in effect at September 17, 2009 (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group’s Form 8-K filed September 21, 2009)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

●
Current and future litigation, regulatory investigations, proceedings, or inquiries, including, but not limited to, manufactured gas plant site cleanup, reconciliation of revenues from the Gas Charge  (as defined in Note 13, "Commitments and Contingencies") and related natural gas costs, and the proceeding regarding the Weston 4 air permit;

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions, except per share data)	2009	2008	2009	2008

Nonregulated revenues	$754.0	$2,543.0	$3,355.3	$7,556.4
Utility revenues	543.8	680.1	2,570.9	3,073.1
Total revenues	1,297.8	3,223.1	5,926.2	10,629.5

Nonregulated cost of fuel, natural gas, and purchased power	661.7	2,640.9	3,139.7	7,470.2
Utility cost of fuel, natural gas, and purchased power	220.6	338.0	1,402.6	1,927.6
Operating and maintenance expense	238.4	242.3	805.7	780.7
Goodwill impairment loss	-	-	291.1	6.5
Restructuring expense	2.4	-	21.5	-
Depreciation and amortization expense	57.5	56.7	172.0	163.8
Taxes other than income taxes	23.9	21.4	72.5	69.1
Operating income (loss)	93.3	(76.2)	21.1	211.6

Miscellaneous income	25.9	23.7	67.9	64.5
Interest expense	(41.7)	(39.5)	(124.4)	(110.9)
Other expense	(15.8)	(15.8)	(56.5)	(46.4)

Income (loss) before taxes	77.5	(92.0)	(35.4)	165.2
Provision (benefit) for income taxes	28.0	(33.6)	59.3	62.2
Net income (loss) from continuing operations	49.5	(58.4)	(94.7)	103.0

Discontinued operations, net of tax	2.3	-	2.6	0.1
Net income (loss)	51.8	(58.4)	(92.1)	103.1

Preferred stock dividends of subsidiary	0.7	0.7	2.3	2.3
Net income (loss) attributed to common shareholders	$51.1	$(59.1)	$(94.4)	$100.8

Average shares of common stock
Basic	76.8	76.7	76.8	76.5
Diluted	76.9	76.7	76.8	76.9

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$0.64	$(0.77)	$(1.26)	$1.32
Discontinued operations, net of tax	0.03	-	0.03	-
Earnings (loss) per common share (basic)	$0.67	$(0.77)	$(1.23)	$1.32

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$0.63	$(0.77)	$(1.26)	$1.31
Discontinued operations, net of tax	0.03	-	0.03	-
Earnings (loss) per common share (diluted)	$0.66	$(0.77)	$(1.23)	$1.31

Dividends per common share declared	$0.68	$0.67	$2.04	$2.01

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$149.4	$254.1
Accounts receivable and accrued unbilled revenues, net of reserves of $71.1 and $62.5, respectively	926.3	2,155.3
Inventories	414.9	722.8
Assets from risk management activities	2,045.3	1,991.8
Regulatory assets	117.4	244.0
Assets held for sale	-	270.5
Deferred income taxes	169.0	-
Other current assets	203.1	280.8
Current assets	4,025.4	5,919.3

Property, plant, and equipment, net of accumulated depreciation of $2,839.8 and $2,710.0, respectively	4,915.1	4,773.3
Regulatory assets	1,452.6	1,444.8
Assets from risk management activities	1,016.1	730.2
Goodwill	642.8	933.9
Other long-term assets	513.2	471.0
Total assets	$12,565.2	$14,272.5

Liabilities and Shareholders' Equity
Short-term debt	$86.0	$1,209.0
Current portion of long-term debt	271.0	155.2
Accounts payable	640.0	1,534.3
Liabilities from risk management activities	2,125.5	1,967.9
Regulatory liabilities	107.9	58.8
Liabilities held for sale	-	253.8
Deferred income taxes	-	71.6
Other current liabilities	420.7	494.8
Current liabilities	3,651.1	5,745.4

Long-term debt	2,396.7	2,288.0
Deferred income taxes	648.2	435.7
Deferred investment tax credits	35.9	36.9
Regulatory liabilities	279.9	275.5
Environmental remediation liabilities	643.9	640.6
Pension and other postretirement benefit obligations	645.9	636.5
Liabilities from risk management activities	1,000.0	731.3
Asset retirement obligations	187.4	179.1
Other long-term liabilities	148.6	152.8
Long-term liabilities	5,986.5	5,376.4

Commitments and contingencies

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Common stock - $1 par value; 200,000,000 shares authorized; 76,424,213 shares issued; 76,010,558 shares outstanding	76.4	76.4
Additional paid-in capital	2,494.2	2,487.9
Retained earnings	374.0	624.6
Accumulated other comprehensive loss	(52.6)	(72.8)
Treasury stock and shares in deferred compensation trust	(15.5)	(16.5)
Total liabilities and shareholders' equity	$12,565.2	$14,272.5

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2009	2008
Operating Activities
Net income (loss)	$(92.1)	$103.1
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Discontinued operations, net of tax	(2.6)	(0.1)
Goodwill impairment loss	291.1	6.5
Depreciation and amortization expense	172.0	163.8
Recoveries and refunds of regulatory assets and liabilities	30.8	50.2
Net unrealized losses (gains) on nonregulated energy contracts	151.1	(37.9)
Nonregulated lower of cost or market inventory adjustments	36.0	119.5
Bad debt expense	49.7	54.6
Pension and other postretirement expense	51.0	36.6
Pension and other postretirement contributions	(30.9)	(27.0)
Deferred income taxes and investment tax credit	(32.2)	65.8
(Gain) Loss on sale of assets	(1.8)	1.5
Equity income, net of dividends	(11.9)	(11.3)
Other	(28.0)	(28.3)
Changes in working capital
Accounts receivable and accrued unbilled revenues	1,170.5	169.8
Inventories	347.5	(696.3)
Other current assets	86.4	(95.0)
Accounts payable	(678.5)	18.5
Other current liabilities	(13.5)	(193.2)
Net cash provided by (used for) operating activities	1,494.6	(299.2)

Investing Activities
Capital expenditures	(342.3)	(355.2)
Proceeds from the sale or disposal of assets	37.9	9.2
Purchase of equity investments	(23.9)	(27.6)
Cash paid for transmission interconnection	-	(17.4)
Proceeds received from transmission interconnection	-	99.7
Other	(9.9)	4.0
Net cash used for investing activities	(338.2)	(287.3)

Financing Activities
Short-term debt, net	(951.9)	632.1
Redemption of notes payable	(157.9)	-
Proceeds from sale of borrowed natural gas	148.6	402.6
Purchase of natural gas to repay natural gas loans	(370.1)	(221.8)
Issuance of long-term debt	230.0	-
Repayment of long-term debt	(2.0)	(54.7)
Payment of dividends
Preferred stock of subsidiary	(2.3)	(2.3)
Common stock	(155.2)	(152.9)
Other	(4.8)	(2.3)
Net cash (used for) provided by financing activities	(1,265.6)	600.7

Change in cash and cash equivalents - continuing operations	(109.2)	14.2
Change in cash and cash equivalents - discontinued operations
Net cash provided by investing activities	4.5	-
Change in cash and cash equivalents	(104.7)	14.2
Cash and cash equivalents at beginning of period	254.1	41.2
Cash and cash equivalents at end of period	$149.4	$55.4

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Subsequent events at Integrys Energy Group were evaluated for potential recognition or disclosure through November 4, 2009, which is the date the financial statements were issued.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

Integrys Energy Group adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," (now incorporated as part of FASB ASC 810-10) as of January 1, 2009.  This standard clarifies that noncontrolling interests should be reported in equity and that net income or loss should include amounts attributable to both common shareholders and noncontrolling interests.  As a result, Integrys Energy Group changed the presentation of the preferred stock dividends of WPS, a subsidiary of Integrys Energy Group, on the Condensed Consolidated Statements of Income for all periods presented.  After adoption of the standard, these subsidiary preferred stock dividends are included below net income or loss in the presentation of net income or loss attributed to common shareholders.

As discussed in Note 4, “Integrys Energy Services Strategy Change,” Integrys Energy Group has reclassified the assets and liabilities related to its Canadian energy marketing operations at December 31, 2008 to assets and liabilities held for sale.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2009	2008
Cash paid for interest	$100.5	$101.2
Cash paid for income taxes	25.2	123.1

Significant non-cash transactions were:

	Nine Months Ended September 30
(Millions)	2009	2008
Construction costs funded through accounts payable	$26.2	$38.0
Intangible assets (customer contracts) received in exchange for risk management assets	17.0	-

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities:

		Risk Management Assets		Risk Management Liabilities
(Millions)	Balance Sheet Presentation *	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Utility Segments
Non-hedge derivatives
Commodity contracts	Current	$23.2	$28.6	$45.5	$161.6
Commodity contracts	Long-term	3.9	-	1.1	9.0
Cash flow hedges
Commodity contracts	Current	0.2	-	0.5	1.5
Commodity contracts	Long-term	-	-	-	-

Nonregulated Segments
Non-hedge derivatives
Commodity contracts	Current	2,007.4	1,849.6	2,022.5	1,722.6
Commodity contracts	Long-term	1,008.2	721.6	981.7	699.8
Interest rate swaps	Current	-	-	1.3	1.0
Interest rate swaps	Long-term	-	-	2.9	3.3
Foreign exchange contracts	Current	1.4	2.2	1.0	0.3
Foreign exchange contracts	Long-term	1.3	2.4	1.2	0.8
Fair value hedges
Commodity contracts	Current	-	14.2	-	-
Interest rate swaps	Current	1.8	1.1	-	-
Interest rate swaps	Long-term	0.7	2.1	-	-
Cash flow hedges
Commodity contracts	Current	11.3	81.3	51.8	79.4
Commodity contracts	Long-term	2.0	4.1	13.1	14.8
Interest rate swaps	Current	-	-	2.9	1.5
Interest rate swaps	Long-term	-	-	-	3.6
Foreign exchange contracts	Current	-	14.8	-	-
Total		$3,061.4	$2,722.0	$3,125.5	$2,699.2

* All derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception found in FASB ASC 815.  Integrys Energy Group continually assesses its contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met.  Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The following table shows Integrys Energy Group's assets and liabilities from risk management activities classified as held for sale at December 31, 2008.  For more information see Note 4, "Integrys Energy Services Strategy Change."

(Millions)	Balance Sheet Presentation *	Assets Held For Sale	Liabilities Held For Sale
Nonregulated Segments
Non-hedge derivatives
Commodity contracts	Current	$231.3	$222.2
Commodity contracts	Long-term	28.4	29.9
Foreign exchange contracts	Current	0.6	0.2
Foreign exchange contracts	Long-term	0.1	1.5
Total		$260.4	$253.8

* These risk management assets and liabilities were classified as current or long-term at December 31, 2008.  At September 30, 2009, they were reclassified to assets and liabilities held for sale, all in the current section of the balance sheet.

FASB ASC 815-10-45 provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  Integrys

Energy Group elected not to net these items in its Condensed Consolidated Balance Sheets.  The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	September 30, 2009	December 31, 2008
Cash collateral provided to others	$238.6	$256.4
Cash collateral received from others	90.9	18.9

On the Condensed Consolidated Balance Sheets, the cash collateral provided to others is reflected in accounts receivable and accrued unbilled revenues, and the cash collateral received from others is reflected in other current liabilities.

Certain of Integrys Energy Group's derivative and nonderivative commodity instruments contain provisions that could require the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at September 30, 2009, was $1,918.0 million.  As of September 30, 2009, Integrys Energy Group had not posted any cash collateral related to the credit-risk related contingent features of these commodity instruments.

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, non-derivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered at September 30, 2009, Integrys Energy Group would have been required to post collateral of $644.8 million.  Of this $644.8 million, Integrys Energy Group had already satisfied $203.9 million with letters of credit.  Therefore, the remaining collateral requirement would have been $440.9 million.

Utility Segments

Non-Hedge Derivatives

Utility derivatives include a limited number of natural gas purchase contracts, financial derivative contracts (futures, options, and swaps), and financial transmission rights (FTRs) used to manage electric transmission congestion costs.  The futures, options, and swaps were used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas supply costs and the costs of gasoline and diesel fuel used by utility vehicles.

Derivative instruments at the utilities are entered into in accordance with the terms of the risk management plans approved by their respective Boards of Directors and, if applicable, by their respective regulators.  Most energy-related physical and financial derivatives at the utilities qualify for regulatory deferral.  These derivatives are marked to fair value; the resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be refunded to or collected from customers in rates.

The table below shows the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

(Millions)	Financial Statement Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$54.5	$109.1
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	4.7	9.0
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(4.6)	3.1
Commodity contracts	Balance Sheet – Regulatory liabilities (long-term)	(0.8)	(0.7)
Commodity contracts	Income Statement – Utility cost of fuel, naturalgas, andpurchased power	0.1	0.3
Commodity contracts	Income Statement – Operating and maintenanceexpense	(0.1)	0.1

At September 30, 2009, the utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	Purchases	Other Transactions
Natural gas (millions of therms)	615.1	N/A
FTRs (millions of kilowatt-hours)	N/A	7,867.6
Petroleum products (barrels)	24,896	N/A

Cash Flow Hedges

PGL uses commodity contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  These contracts extend through December 2011.  At September 30, 2009, PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

Purchases
Natural gas (millions of therms)	10.8

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

	Unrealized Gain (Loss) Recognized in OCI on Derivative Instrument (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008
Commodity contracts	$0.2	$(2.9)	$(1.0)	$0.1

		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2009	2008	2009	2008
Settled commodity contracts	Operating and maintenance expense	$(0.8)	$0.3	$(2.2)	$0.6

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was not significant for the three and nine months ended September 30, 2009, and 2008.  Cash flow hedge ineffectiveness related to these commodity contracts was not significant for the three and nine months ended September 30, 2009, and 2008.  When testing for effectiveness, no portion of the derivative instruments was excluded.  In the next 12 months, PGL expects that an insignificant pre-tax loss will be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Group's nonregulated segments enter into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  In most cases, these contracts are used to manage commodity price risk associated with customer related contracts, interest rate risk associated with expected future natural gas purchases, and foreign currency exchange rate risk related to the wrap up of the Canadian marketing operations.  In very limited circumstances, Integrys Energy Services may also enter into non-hedge derivative contracts to take advantage of opportunities and inefficiencies in the natural gas and electric energy markets unrelated to its customer positions to profit on price movements.

At September 30, 2009, the nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	4,510.9	4,548.6	N/A
Power (kilowatt-hours)	145,162.9	139,173.2	N/A
Interest rate swaps	N/A	N/A	$240.6
Foreign exchange contracts	$42.6	$46.5	N/A

Gains and losses related to non-hedge derivatives are recognized currently in earnings, as shown in the table below.

		Gain (Loss) During
(Millions)	Income Statement Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	Nonregulated revenue	$19.0	$(9.8)
Commodity contracts	Nonregulated revenue (reclassified from accumulated OCI)	(0.3)	(2.3)
Interest rate swaps	Interest expense	(0.8)	(0.5)
Foreign exchange contracts	Nonregulated revenue	(0.7)	(1.8)
Total		$17.2	$(14.4)

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

(Millions)	Income Statement Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate swap	Interest expense	$(0.4)	$(0.7)
Debt hedged by swap	Interest expense	0.4	0.7
Total		$-	$-

Fair value hedge ineffectiveness recorded in interest expense on the Condensed Consolidated Statements of Income was not significant for the three and nine months ended September 30, 2009, and 2008.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three and nine months ended September 30, 2009, and 2008.

During the nine months ended September 30, 2009, Integrys Energy Services did not have any commodity derivative contracts designated as fair value hedges.  During the nine months ended September 30, 2008, Integrys Energy Services had commodity derivative contracts designated as fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Condensed Consolidated Statements of Income was not significant for the three months ended September 30, 2008, and was a pre-tax loss of $2.8 million for the nine months ended September 30, 2008.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax loss of $2.5 million during the three months ended September 30, 2008, and was not significant during the nine months ended September 30, 2008.

Cash Flow Hedges

Commodity futures, forwards, and swaps that are designated as cash flow hedges extend through      April 2014, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  Integrys Energy Group also has two interest rate swaps that are designated as cash flow hedges to fix the interest rate on an unsecured term loan through June 2010.  At September 30, 2009, the nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	62.2	53.8	N/A
Power (kilowatt-hours)	6.8	-	N/A
Interest rate swaps	N/A	N/A	$65.6

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

	Unrealized Gain (Loss) Recognized in OCI on Derivative Instrument (Effective Portion)
	Three Months Ended September 30			Nine Months Ended September 30
(Millions)	2009		2008	2009		2008
Commodity contracts	$(7.1	) *	$67.7	$(57.6	) *	$33.8
Interest rate swaps	0.7		0.2	2.2		0.5

*
In the second and third quarters of 2009, cash flow hedge accounting was discontinued for certain transactions, as management made the assessment that these transactions were no longer probable of occurring.  During the three months ended September 30, 2009, unrealized gains of $6.7 million were recognized in OCI related to these transactions, bringing the total to $6.4 million for 2009.  In accordance with FASB ASC 815, the amount recorded in OCI is amortized to earnings over the term of the contracts.

		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Income Statement	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Presentation	2009	2008	2009	2008
Settled/Realized
Commodity contracts	Nonregulated revenue	$(42.2)	$78.1	$(79.3)	$63.9
Interest rate swaps	Interest expense	0.3	0.3	0.9	0.9
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	0.1	0.3	(0.3)	(2.6)
Total		$(41.8)	$78.7	$(78.7)	$62.2

		Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Income Statement Presentation	2009	2008	2009	2008
Commodity contracts	Nonregulated revenue	$0.4	$3.5	$(0.9)	$-

In the next 12 months, subject to changes in market prices of natural gas and electricity, a pre-tax loss of $51.7 million related to cash flow hedges of commodity contracts is expected to be recognized in earnings as the hedged transactions occur.  This amount is expected to be substantially offset by the settlement of the related nonderivative hedged contracts.

NOTE 4--INTEGRYS ENERGY SERVICES STRATEGY CHANGE

Restructuring Costs

Integrys Energy Group has decided to divest of or significantly reduce the size of its nonregulated energy services business segment to a smaller segment with significantly reduced credit and collateral support requirements.  In connection with this strategy, the following restructuring costs were expensed:

(Millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Employee-related costs	$0.3	$11.1
Software write-offs and accelerated depreciation	0.2	5.4
Legal and consulting	1.7	4.7
Miscellaneous	0.2	0.3
Total restructuring costs	$2.4	$21.5

All of the above costs were related to the Integrys Energy Services segment and were included in the restructuring expense line item on the Condensed Consolidated Statements of Income.

Integrys Energy Group expects to incur total employee-related restructuring costs of approximately $20 million to $26 million by the end of 2010, including the $11.1 million accrued as of September 30, 2009.  As of September 30, 2009, none of these employee-related restructuring costs had been paid.

Sale of Canadian Natural Gas and Electric Power Portfolio

In September 2009, Integrys Energy Services of Canada, a subsidiary of Integrys Energy Services, sold nearly all of its Canadian natural gas and electric power contract portfolio.  In a separate transaction, Integrys Energy Services of Canada transferred a 2-bcf natural gas storage contract to a counterparty.  With these two transactions, Integrys Energy Services exited the majority of its electric and natural gas marketing business in Canada.

The following table shows the carrying values of the major classes of assets and liabilities included in the transactions at the closing dates and classified as held for sale at December 31, 2008.

(Millions)	As of the Closing Dates	December 31, 2008
Inventories	$5.3	$10.1
Current risk management assets	134.7	231.9
Long-term risk management assets	48.6	28.5
Total assets	$188.6	$270.5

Current risk management liabilities	$119.8	$222.4
Long-term risk management liabilities	32.3	31.4
Total liabilities	$152.1	$253.8

Proposed Sale of United States Wholesale Natural Gas Marketing Business

In October 2009, Integrys Energy Services signed an agreement to sell its United States wholesale natural gas marketing business in a two-part transaction.  The closing is contingent upon obtaining certain customary contractual consents and necessary regulatory approvals.  The first part of this transaction involves substantially all of Integrys Energy Services’ wholesale natural gas marketing business and is anticipated to close in the fourth quarter of 2009.  The second part of this transaction includes wholesale natural gas storage contracts.  Certain of these storage contracts are expected to be sold by the end of the first quarter of 2010.  Integrys Energy Services will provide fee-based services to the buyer of the wholesale natural gas marketing business utilizing the remaining storage contracts through April 2011 and will sell those contracts upon completion of the services at that time.

As of September 30, 2009, the wholesale natural gas marketing business did not meet the criteria to be reported as held for sale.  The carrying values of the major classes of assets and liabilities included in the sale agreement were as follows:

(Millions)	September 30, 2009
Inventories	$27.0
Current risk management assets	268.4
Long-term risk management assets	59.9
Total assets	$355.3

Accounts payable	$73.6
Current risk management liabilities	282.7
Long-term risk management liabilities	66.2
Total liabilities	$422.5

NOTE 5--DISCONTINUED OPERATIONS

Energy Management Consulting Business

In July 2009, Integrys Energy Services completed the sale of its energy management consulting business for $4.5 million.  This business provided consulting services relating to long-term strategies for managing energy costs for its customers.  The historical financial results of this business were not significant.  The gain on the sale of this business recorded in discontinued operations during the third quarter of 2009 was $3.8 million ($2.3 million after tax).

WPS Niagara Generation, LLC

During the nine months ended September 30, 2009, Integrys Energy Services recorded a $0.3 million after-tax gain in discontinued operations related to a refund received in connection with the overpayment of auxiliary power service in prior years.

During the nine months ended September 30, 2008, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations related to amortization of an environmental indemnification guarantee included as part of the sale agreement.

NOTE 6--INVESTMENT IN ATC

Integrys Energy Group had an approximate 34% ownership interest in ATC at September 30, 2009.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the three and nine months ended September 30, 2009.  Integrys Energy Group’s investment in ATC is recorded in other long-term assets on the Condensed Consolidated Balance Sheets.

(Millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at the beginning of period	$369.2	$346.9
Equity in net income	19.3	55.7
Capital contributions	8.5	23.9
Dividends received	(15.2)	(44.7)
Balance at the end of period	$381.8	$381.8

ATC's financial data is included in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008
Income statement data
Revenues	$132.3	$119.9	$387.5	$345.1
Operating expenses	58.7	52.0	172.3	156.2
Other expense	19.8	18.2	57.8	51.1
Net income *	$53.8	$49.7	$157.4	$137.8

*	As most income taxes are the responsibility of its members, ATC does not report a provision for its members' income taxes in its income statements.

(Millions)	September 30, 2009	December 31, 2008
Balance sheet data
Current assets	$48.2	$50.8
Noncurrent assets	2,729.9	2,480.0
Total assets	$2,778.1	$2,530.8

Current liabilities	$286.2	$252.0
Long-term debt	1,259.6	1,109.4
Other noncurrent liabilities	78.8	120.2
Members' equity	1,153.5	1,049.2
Total liabilities and members' equity	$2,778.1	$2,530.8

NOTE 7--INVENTORIES

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit.  At September 30, 2009, all LIFO layers were replenished and the LIFO liquidation balance was zero.

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had the following changes to the carrying amount of goodwill for the nine months ended September 30, 2009:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Goodwill recorded at December 31, 2008	$927.0	$6.9	$933.9
Impairment loss	(291.1)	-	(291.1)
Goodwill recorded at September 30, 2009	$635.9	$6.9	$642.8

Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test.  WPS, MGU, MERC, PGL, NSG, and Integrys Energy Services, which are Integrys Energy Group's reporting units containing goodwill, perform their annual goodwill impairment tests during the second quarter of each year.  Interim impairment tests are performed whenever events or changes in circumstances indicate that the asset might be impaired.  In the first quarter of 2009, the combination of the decline in equity markets as well as the increase in the expected weighted-average cost of capital indicated that a potential impairment of goodwill might exist, triggering an interim goodwill impairment analysis.  Based upon the results of the interim goodwill impairment analysis, Integrys Energy Group recorded a non-cash goodwill impairment loss of $291.1 million ($248.8 million after-tax) in the first quarter of 2009, all within the natural gas utility segment.  This impairment related to MGU and MERC (acquired in 2006) and PGL and NSG (acquired in 2007).  Key factors contributing to the impairment charge included disruptions in the global credit and equity markets and the resulting increase in the weighted-average cost of capital used to value the natural gas utility operations, and the negative impact that the global decline in equity markets had on the valuation of natural gas distribution companies in general.  No further goodwill impairments were identified during annual testing procedures performed during the second quarter of 2009.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Condensed Consolidated Balance Sheets as listed below.

	September 30, 2009			December 31, 2008
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(17.3)	$15.3	$32.6	$(14.2)	$18.4
Natural gas and electric contract assets (2) (3)	76.0	(60.6)	15.4	60.1	(54.6)	5.5
Natural gas and electric contract liabilities (2) (4)	(33.6)	25.2	(8.4)	(33.6)	20.2	(13.4)
Renewable energy credits (5)	3.3	(2.0)	1.3	3.4	(2.1)	1.3
Nonregulated easements (6)	3.5	(0.1)	3.4	-	-	-
Emission allowances (7)	2.1	(0.1)	2.0	2.3	(0.1)	2.2
Other	4.2	(1.1)	3.1	3.0	(1.0)	2.0
Total	88.1	(56.0)	32.1	67.8	(51.8)	16.0

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$93.3	$(56.0)	$37.3	$73.0	$(51.8)	$21.2

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility ServiceChoice business.  The remaining weighted-average amortization period for customer-related intangible assets at September 30, 2009, was approximately seven years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $7.3 million and $8.1 million, respectively, at September 30, 2009, and $3.1 million and $2.4 million, respectively, at December 31, 2008.  The remaining weighted-average amortization period for these intangible assets at September 30, 2009, was 3.3 years.

(4)
Includes both short-term and long-term intangible liabilities related to customer contracts in the amount of $3.6 million and $4.8 million, respectively, at September 30, 2009, and $6.0 million and $7.4 million, respectively, at December 31, 2008.  The remaining weighted-average amortization period for these intangible liabilities at September 30, 2009, was 3.1 years.

(5)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards, as well as for trading purposes.

(6)	Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period of 14.75 years.

(7)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization expense.  Amortization for the three months ended September 30, 2009, and 2008, was $1.5 million and $2.1 million, respectively.  Amortization for the nine months ended September 30, 2009, and 2008, was $4.5 million and $5.8 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$1.6
For year ending December 31, 2010	4.0
For year ending December 31, 2011	3.4
For year ending December 31, 2012	2.4
For year ending December 31, 2013	1.7

Amortization of the natural gas and electric contract intangible assets and liabilities were recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the three months ended September 30, 2009, and 2008, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $2.4 million and $0.2 million, respectively.  Amortization of these contracts resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $2.1 million for the nine months ended September 30, 2009, and $10.3 million for the nine months ended September 30, 2008.

Amortization expense of these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2009	$1.4
For year ending December 31, 2010	3.1
For year ending December 31, 2011	0.8
For year ending December 31, 2012	0.8
For year ending December 31, 2013	0.6

NOTE 9--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.

(Millions, except percentages)	September 30, 2009	December 31, 2008
Commercial paper outstanding	$76.0	$552.9
Average discount rate on outstanding commercial paper	0.44%	4.78%
Borrowings under revolving credit facilities	-	$475.0
Average interest rate on outstanding borrowings under revolving credit facilities	-	2.41%
Short-term notes payable outstanding	$10.0	$181.1
Average interest rate on outstanding short-term notes payable	0.21%	3.40%

The commercial paper at September 30, 2009, had varying maturity dates ranging from October 1, 2009, through October 23, 2009.

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	September 30, 2009	December 31, 2008
Revolving credit facility (Integrys Energy Group) (1)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group) (1)	6/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (2)	5/03/09	-	250.0
Revolving credit facility (Integrys Energy Group) (3)	5/26/10	425.0	-
Revolving credit facility (Integrys Energy Group) (4)	6/04/10	35.0	-
Revolving credit facility (WPS) (5)	6/02/10	115.0	115.0
Revolving credit facility (PEC) (1) (6)	6/13/11	400.0	400.0
Revolving credit facility (PGL) (7)	7/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services) (8)	6/29/09	-	175.0
Revolving short-term notes payable (WPS) (9)	5/13/10	10.0	10.0
Short-term notes payable (Integrys Energy Group) (10)	3/30/09	-	171.1
Total short-term credit capacity		2,235.0	2,371.1

Less:
Letters of credit issued inside credit facilities		292.8	414.6
Loans outstanding under credit agreements and notes payable		10.0	656.1
Commercial paper outstanding		76.0	552.9
Accrued interest or original discount on outstanding commercial paper		-	0.8
Available capacity under existing agreements		$1,856.2	$746.7

(1)	Provides support for Integrys Energy Group's commercial paper borrowing program.

(2)	This facility matured in May 2009, and the revolving credit agreement was terminated.

(3)	In May 2009, Integrys Energy Group entered into a revolving credit agreement to provide support for Integrys Energy Group's commercial paper borrowing program.

(4)	In June 2009, Integrys Energy Group entered into a revolving credit agreement to provide support for Integrys Energy Group's commercial paper borrowing program.

(5)	Provides support for WPS's commercial paper borrowing program.

(6)	Borrowings under this agreement are guaranteed by Integrys Energy Group.

(7)	Provides support for PGL's commercial paper borrowing program.

(8)	This facility matured in June 2009, at which time the borrowings were paid in full, and the revolving credit agreement was terminated. This facility was previously guaranteed by Integrys Energy Group.

(9)	This note is renewed every six months and is used for general corporate purposes.

(10)	This facility matured in March 2009, at which time the borrowings were paid in full, and the short-term debt agreement was terminated.

At September 30, 2009, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group and certain subsidiaries' revolving credit agreements contain financial and other covenants, including, but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 10--LONG-TERM DEBT

(Millions)	September 30, 2009	December 31, 2008
WPS	$872.1	$872.1
UPPCO (1)	11.7	11.7
PEC	327.4	328.2
PGL (2)	576.0	501.0
NSG	75.3	75.3
Integrys Energy Group (3)	705.0	550.0
Unsecured term loan – Integrys Energy Group (4)	65.6	65.6
Term loans – nonrecourse, collateralized by nonregulated assets (5)	4.6	6.6
Other term loan (6)	27.0	27.0
Total	2,664.7	2,437.5
Unamortized discount and premium on bonds and debt	3.0	5.7
Total debt	2,667.7	2,443.2
Less current portion	(271.0)	(155.2)
Total long-term debt	$2,396.7	$2,288.0

(1)
Prior to November 1, 2009, UPPCO will make a $0.9 million sinking fund payment under the terms of its First Mortgage Bonds.  As a result, this payment is included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at September 30, 2009.

(2)
PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Recent auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate at September 30, 2009 was 0.9% for these bonds.

In March 2010, $50.0 million of PGL's First and Refunding Mortgage Bonds will mature.  As a result, these notes are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at September 30, 2009.

In September 2009, PGL issued $75.0 million of Series UU, 4.63%, 10-year First and Refunding Mortgage Bonds due September 1, 2019.  The net proceeds from the issuance of these bonds were used for general corporate utility purposes and to increase liquidity.  The first and refunding mortgage Bonds were sold in a private placement and are not registered under the Securities Act of 1933.

(3)
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

On November 1, 2009, $150.0 million of Integrys Energy Group Unsecured Senior Notes matured.  As a result, these notes are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at September 30, 2009.

(4)
In June 2010, Integrys Energy Group’s $65.6 million unsecured term loan will mature.  As a result, this loan is included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at September 30, 2009.

(5)
By May 2010, $4.6 million of nonrecourse term loans will mature.  As a result, these amounts are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheet at September 30, 2009.

(6)	WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services, has outstanding $27.0 million of Refunding Tax Exempt Bonds. The interest rate at September 30, 2009 was 4.32% for these bonds.

At September 30, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

NOTE 11--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of Integrys Energy Group through September 30, 2009.

(Millions)	Regulated Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2008	$178.9	$0.2	$179.1
Accretion	6.9	0.1	7.0
Additions and revisions to estimated cash flows	1.3	-	1.3
Asset retirement obligations at September 30, 2009	$187.1	$0.3	$187.4

NOTE 12--INCOME TAXES

Integrys Energy Group's effective tax rate for the three and nine months ended September 30, 2009, was 36.1% and (167.5)%, respectively.  The effective tax rate for the three and nine months ended September 30, 2008, was 36.5% and 37.7%, respectively.

Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items such as the goodwill impairment loss.

The effective tax rate for the nine months ended September 30, 2009, differs from the federal tax rate of 35%, primarily because a large portion (approximately $186.2 million) of the $291.1 million goodwill impairment loss recognized in the first quarter was not deductible for income tax purposes.

For the three and nine months ended September 30, 2009, the liability for uncertain tax positions increased $9.4 million and $9.2 million, respectively, due primarily to the results of IRS examinations.

In February 2009, Wisconsin Act 2 was signed into law.  This act requires Integrys Energy Group and its subsidiaries to file their Wisconsin income tax return as a combined group.  As a result, all of Integrys Energy Group's income is now subject to apportionment and taxation in Wisconsin, requiring an adjustment to deferred taxes under the Income Taxes Topic of the FASB ASC.  This resulted in a credit adjustment to deferred taxes and an increase in income tax expense of $1.7 million, which was recorded during 2009.

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

The obligations described below are as of September 30, 2009.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $373.2 million, obligations of $1,239.9 million for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1,365.9 million, some of which extend through 2028.
●
Integrys Energy Services has obligations related to energy and natural gas supply contracts that extend through 2019 and total $3,573.3 million.  The majority of these obligations end by 2011, with obligations totaling $247.7 million extending beyond 2011.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $543.4 million and relate to normal business operations, including construction projects.

Environmental

EPA Section 114 Request

Weston and Pulliam Plants:
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

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS submitted its response in April 2008.  In July 2009, WPS received an inquiry requesting clarification with respect to documents provided in the April 2008 response and the response has been submitted.  In August 2009, WPS received a data request seeking further information on two specific projects at Pulliam and four at Weston.  The response has been submitted.

Columbia Plant:
In 2000 and 2002, Wisconsin Power and Light Company (WP&L) received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company (MG&E), and WPS).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

To date, the EPA has not responded to the 2002 filing made by WP&L.  In December 2008, WP&L received an additional data request and has submitted its response.  On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club, a Notice of Intent to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the Prevention of Significant Deterioration (PSD) and Title V operating permit requirements of the Clean Air Act.  The allegations suggest that PSD permits that imposed Best Available Control Technology limits on emissions from the facilities should have been obtained for both the Columbia generation station, which is jointly owned by WP&L, MG&E and WPS and operated by WP&L, and another generation station solely owned by WP&L.  WPS is reviewing the allegations but Integrys Energy Group is currently unable to predict the impact of the allegations on its financial position or results of operations.

Settlements with Other Utilities:
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

In addition, under the Clean Air Act, citizen groups may pursue a claim.  Except as noted above for the Columbia plant, WPS has no notice of such a claim based on the information submitted to the EPA.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4.  An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  Corrective actions have been taken for the events in the three NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the financial position or results of operations of Integrys Energy Group.

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

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a “major modification.”  The order directs the WDNR to resolve the EPA’s objections within 90 days and “terminate, modify, or revoke and reissue” the Title V permit accordingly.  It is not known how the WDNR will respond to the order.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin revised the state mercury rule, Chapter NR 446.  Phase I of the revised rule requires a 40% reduction from the 2002 through 2004 baseline mercury emissions, beginning

January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the Best Available Control Technology rule.  WPS estimates capital costs of approximately $25 million for Phase I, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Following the promulgation of a federal mercury control and monitoring rule by the EPA in 2005, the State of Wisconsin filed suit along with other states in opposition of this rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR and the associated Federal Implementation Plan, putting the status of both CAIR nitrogen oxide allowance programs in doubt.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and, thereby, CAIR was reinstated.  The Court of Appeals also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in early 2010.  As a result of the Court of Appeals’ decision, CAIR is in place for 2009 and 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA, and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015.  On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $607 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

Integrys Energy Group's natural gas utilities are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Twenty of these sites have been transferred to the EPA Superfund Alternative Sites Program.  Integrys Energy Group estimated and accrued for $642.3 million of future undiscounted investigation and cleanup costs for all sites as of September 30, 2009.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  Integrys Energy Group recorded a regulatory asset of $663.0 million, which is net of insurance recoveries received of $56.8 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of September 30, 2009.

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

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation (GM), and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action in August 2005.  NSG has met its financial assurance requirement in the form of a net worth test while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy filing, the EPA has contacted the surety and the surety has stated that it will provide the EPA access to the surety bond funds which are expected to fund a significant portion of GM’s liability.  The potential exposure related to the GM bankruptcy that is not expected to be covered by the bond proceeds has been reflected in the accrual identified above.  Operation of the groundwater treatment unit began in September 2008 and was operating at full capacity as of July 2009.

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

As part of UPPCO's 2009 Power Supply Cost Recovery Plan (PSCR) filing with the MPSC, UPPCO requested recovery of the remaining deferred replacement power costs related to the Silver Lake incident.  Through September 30, 2009, UPPCO deferred replacement power costs of $3.2 million, non-fuel operating and maintenance costs of $0.8 million, and estimated related carrying costs of $0.7 million.  UPPCO offset the non-fuel operating and maintenance costs and related carrying costs, as well as a portion of the replacement power costs, with a settlement of $2.2 million received from third parties involved in the Silver Lake incident.  The remaining replacement power cost requested for recovery from Michigan retail customers was $2.5 million at September 30, 2009.

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

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  Integrys Energy Group is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program which caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions (such as the Waxman-Markey bill, which passed the U.S. House of Representatives, and the Kerry-Boxer draft bill which is currently being debated in the U.S. Senate), and to create national renewable portfolio standards.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

With respect to the conservation and weatherization funding, as of September 30, 2009, $10.2 million remained unpaid, of which $5.0 million was included in other current liabilities, and $5.2 million was included in other long-term liabilities.  Under the reconnection program, PGL and NSG reconnected customers who participated in the program and took other steps PGL and NSG believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what PGL and NSG implemented.  Management believes that PGL and NSG have fully complied with the reconnection program obligations of the settlement agreement.

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

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 20, 2009, the court held a hearing on the plaintiffs’ motion for class certification and set November 18, 2009 as the date for ruling on the motion.

Corrosion Control Inspection Proceeding

Illinois state, as well as federal laws require natural gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On December 20, 2006, the ICC entered an order approving a stipulation between the parties to this proceeding under which PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1.0 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance, and hold meetings with Chicago to exchange information.  This order resolved only the ICC proceeding and did not constitute a release of any other potential actions outside of the ICC proceeding.  With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor issued a final report on August 14, 2008, containing 65 recommendations and an additional placeholder for a possible recommendation.  The ICC conducted a public hearing on October 8, 2008, at which time the auditor presented the report to the ICC for its acceptance.  PGL submitted a draft plan to the ICC staff in which PGL accepted most of the recommendations and offered an alternative proposal for the remainder.  At a subsequent meeting and in concurrence with the ICC staff and the consultant, PGL has revised its implementation plan for some of the recommendations.  The auditor's agreement with the ICC provides for a two-year monitoring phase to verify PGL's compliance with the prospective implementation plan, which began in December 2008.  On March 17, 2009, the auditor issued the first quarterly interim report.  The report acknowledged progress on many initiatives and restated that continual monitoring will be performed to verify sustained progress for the term of the verification phase.  On June 22, 2009, the auditor issued its second quarterly interim report.  The report stated that verification work has started in all but two major areas and that, while the auditors have completed verification work for only a few recommendations, PGL has made progress on many of the recommendations.

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

NOTE 14--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at September 30, 2009	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$1,653.4	$1,294.0	$233.2	$37.5	$88.7
Guarantees of subsidiary debt and revolving line of credit (2)	756.6	-	725.0	-	31.6
Standby letters of credit (3)	288.1	287.0	1.1	-	-
Surety bonds (4)	3.1	3.0	0.1	-	-
Other guarantees (5)	2.2	1.6	-	-	0.6
Total guarantees	$2,703.4	$1,585.6	$959.4	$37.5	$120.9

(1)
Consists of parental guarantees of $1,476.8 million to support the business operations of Integrys Energy Services, which are subject to the guarantee limit discussed below; $92.7 million and $73.9 million, respectively, related to natural gas supply at MERC and MGU, of an authorized $150.0 million and $100.0 million, respectively; and $5.0 million at both PEC and IBS, of an authorized $125.0 million and $50.0 million, respectively, to support business operations.  These guarantees are not reflected on the Condensed Consolidated Balance Sheets.

(2)
Consists of agreements to fully and unconditionally guarantee (1) PEC's $400.0 million revolving line of credit; (2) on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.90% notes due January 15, 2011; and (3) $31.6 million supporting outstanding debt at Integrys Energy Services' subsidiaries.  Parental guarantees related to subsidiary debt and credit agreements outstanding are not included on the Condensed Consolidated Balance Sheets.

(3)
Comprised of $282.9 million issued to support Integrys Energy Services' operations; $4.3 million issued for workers compensation coverage in Illinois; and $0.9 million related to letters of credit at UPPCO, MGU, and MERC.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(4)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included on the Condensed Consolidated Balance Sheets.

(5)
Includes (1) a liability related to WPS's agreement to indemnify Dominion Energy Kewaunee, Inc. for certain costs arising from the resolution of design basis documentation issues incurred prior to the Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of September 30, 2009, WPS had paid $8.7 million to Dominion Energy Kewaunee, Inc. related to this guarantee, reducing the liability to $0.2 million.  WPS expects to make payments for the entire remaining liability amount by December 31, 2009; (2) a $1.4 million indemnification provided by Integrys Energy Services related to the sale of Niagara.  This indemnification, which terminates on January 31, 2010, related to potential environmental contamination from ash disposal at this facility.  Integrys Energy Services expects that the likelihood of required performance under this guarantee is remote; and (3) $0.6 million issued for workers compensation coverage in Michigan.

Integrys Energy Group has provided total parental guarantees of $1,792.8 million on behalf of Integrys Energy Services.  Integrys Energy Group's exposure under these guarantees related to open transactions at September 30, 2009, was approximately $604 million.  At September 30, 2009, management was authorized to issue corporate guarantees up to an aggregate amount of $2.65 billion to support the business operations of Integrys Energy Services.  The following outstanding amounts were subject to this limit:

(Millions)	September 30, 2009
Guarantees supporting commodity transactions	$1,476.8
Guarantees of subsidiary debt	31.6
Standby letters of credit	282.9
Surety bonds	1.5
Total guarantees subject to $2.65 billion limit	$1,792.8

NOTE 15--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans.

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$9.7	$9.6	$29.1	$28.8	$3.6	$4.0	$10.7	$11.8
Interest cost	20.2	19.1	60.7	57.2	6.6	6.5	19.9	19.3
Expected return on plan assets	(23.1)	(25.3)	(69.4)	(75.7)	(4.4)	(4.6)	(13.3)	(13.8)
Amortization of transition obligation	-	-	-	-	0.1	0.1	0.2	0.2
Amortization of prior service cost (credit)	1.3	1.3	3.8	3.8	(1.0)	(1.0)	(2.9)	(2.9)
Amortization of net actuarial loss (gain)	0.5	0.1	1.4	0.5	(0.4)	(0.1)	(1.1)	(0.2)
Amortization of merger-related regulatory adjustment	3.1	1.9	9.4	6.0	0.8	0.5	2.5	1.6
Net periodic benefit cost	$11.7	$6.7	$35.0	$20.6	$5.3	$5.4	$16.0	$16.0

Transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities.  All amounts amortized for merger-related regulatory adjustments are from regulatory assets, as these relate to the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2009, $23.1 million of contributions were made to the pension plans, and $7.8 million of contributions were made to the other postretirement benefit plans.  Integrys Energy Group expects to contribute $4.0 million to its pension plans and $20.7 million to its other postretirement benefit plans during the remainder of 2009.

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

Compensation cost recognized for stock options during the three months ended September 30, 2009, and 2008, was not significant.  Compensation cost recognized for stock options was not significant during the nine months ended September 30, 2009, and was $2.0 million for the nine months ended September 30, 2008.  Compensation cost capitalized during the same periods was not significant.  As of September 30, 2009, $2.0 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.7 years.

A summary of stock option activity for the nine months ended September 30, 2009, and information related to outstanding and exercisable stock options at September 30, 2009, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	2,700,139	$47.90
Granted	511,484	$42.12
Exercised	3,000	$25.69		$-
Forfeited	40,774	$52.61		$-
Outstanding at September 30, 2009	3,167,849	$46.93	6.31	$0.3
Exercisable at September 30, 2009	1,876,540	$46.48	4.85	$0.3

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at September 30, 2009.  This is calculated as the difference between Integrys Energy Group's closing stock price on September 30, 2009, and the option exercise price, multiplied by the number of in-the-money stock options.

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

Compensation cost recorded for performance stock rights during the three months ended September 30, 2009, and 2008, was not significant.  Compensation cost recorded for performance stock rights during the nine months ended September 30, 2009, and 2008, was $3.2 million and $4.0 million, respectively.  Compensation cost capitalized during the same periods was not significant.  As of September 30, 2009, $3.2 million of compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 1.9 years.

A summary of activity related to performance stock rights for the nine months ended September 30, 2009, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	263,109	$50.13
Granted	121,220	$37.11
Expired *	79,574	$48.37
Forfeited	3,665	$52.15
Outstanding at September 30, 2009	301,090	$45.33

*
No performance shares were distributed because the performance percentage was below the threshold payout level for those rights that were vested and eligible to be distributed during the nine months ended September 30, 2009.

Restricted Shares and Restricted Share Units

The fair value of restricted share unit awards granted in February 2009 was based on Integrys Energy Group's closing stock price on the day the awards were granted.

During the three months ended September 30, 2009, and 2008, compensation cost recorded related to restricted share and restricted share unit awards was not significant.  Compensation cost recorded for restricted share and restricted share unit awards was $3.7 million and $3.2 million during the nine months ended September 30, 2009, and 2008, respectively.  Compensation cost capitalized during the same periods was not significant.  As of September 30, 2009, $9.3 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.8 years.

A summary of activity related to restricted share and restricted share unit awards for the nine months ended September 30, 2009, is presented below:

	Restricted Share and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	228,615	$50.19
Granted	206,357	$42.12
Distributed	53,247	$50.17
Forfeited	7,248	$46.19
Outstanding at September 30, 2009	374,477	$45.82

NOTE 17--COMPREHENSIVE INCOME (LOSS)

Integrys Energy Group's total comprehensive income (loss) was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008
Net income (loss) attributed to common shareholders	$51.1	$(59.1)	$(94.4)	$100.8
Cash flow hedges, net of tax (1)	22.4	(8.6)	17.0	(17.6)
Foreign currency translation, net of tax (2)	1.9	0.1	3.2	(0.7)
Amortizations of unrecognized pension and other postretirement benefit costs, net of tax	0.1	0.1	(0.1)	0.1
Unrealized (loss) gain on available-for-sale securities, net of tax	-	(0.3)	0.1	(0.4)
Total comprehensive income (loss)	$75.5	$(67.8)	$(74.2)	$82.2

(1)
For the three months ended September 30, 2009, the tax was $14.3 million, and for the three months ended September 30, 2008, the tax benefit was $5.4 million.  For the nine months ended September 30, 2009, the tax was $9.7 million, and for the nine months ended September 30, 2008, the tax benefit was $10.9 million.

(2)	For the nine months ended September 30, 2009, the tax was $2.1 million. The tax was not significant for the other periods presented.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2008, to September 30, 2009.

(Millions)	Nine Months Ended September 30, 2009
December 31, 2008 balance	$(72.8)
Cash flow hedges	17.0
Foreign currency translation	3.2
Amortizations of unrecognized pension and other postretirement benefit costs	(0.1)
Unrealized gain on available-for-sale securities	0.1
September 30, 2009 balance	$(52.6)

NOTE 18--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding at September 30, 2009, and December 31, 2008, was as follows:

	September 30, 2009			December 31, 2008
	Shares	Average Cost		Shares	Average Cost
Common stock issued	76,424,213			76,430,037
Less:
Treasury shares	4,000	$25.19		7,000	$25.19
Deferred compensation rabbi trust	359,727	$43.32	(1)	367,238	$44.36	(1)
Restricted stock	49,928	$54.54	(2)	63,031	$54.81	(2)
Total shares outstanding	76,010,558			75,992,768

(1)	Based on Integrys Energy Group’s stock price on the day the shares entered the deferred compensation rabbi trust. Shares paid out of the trust are valued at the average cost of shares in the trust.

(2)	Based on the grant date fair value of the restricted stock.

Integrys Energy Group had the following changes to common stock during the nine months ended September 30, 2009:

Integrys Energy Group's common stock shares
Common stock at December 31, 2008	76,430,037
Restricted stock shares retired	(5,824)
Common stock at September 30, 2009	76,424,213

Earnings (Loss) Per Share

In the first quarter of 2009, Integrys Energy Group adopted FASB Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (now incorporated as part of FASB ASC 260-10).  This FSP had no effect on previously reported basic earnings (loss) per share.

Basic earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The effects of dilutive securities were not included in the computation for the nine months ended September 30, 2009, and the three months ended September 30, 2008, because there was a net loss during these periods, which would cause the impact to be anti-dilutive.  The calculation of diluted earnings per share for the three months ended September 30, 2009, excluded 3.0 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for the nine months ended September 30, 2008, excluded an insignificant number of stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income (loss) from continuing operations	$49.5	$(58.4)	$(94.7)	$103.0
Discontinued operations, net of tax	2.3	-	2.6	0.1
Preferred stock dividends of subsidiary	(0.7)	(0.7)	(2.3)	(2.3)
Net income (loss) attributed to common shareholders	$51.1	$(59.1)	$(94.4)	$100.8

Denominator:
Average shares of common stock – basic	76.8	76.7	76.8	76.5
Effect of dilutive securities
Stock-based compensation	0.1	-	-	0.4
Average shares of common stock – diluted	76.9	76.7	76.8	76.9

Earnings (loss) per common share
Basic	$0.67	$(0.77)	$(1.23)	$1.32
Diluted	0.66	(0.77)	(1.23)	1.31

NOTE 19--FAIR VALUE

Fair Value Measurements

The following tables show Integrys Energy Group's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	September 30, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$588.3	$1,548.4	$924.7	$3,061.4
Other	0.7	-	-	0.7
Liabilities
Risk management liabilities	730.0	1,566.3	829.2	3,125.5
Long-term debt hedged by fair value hedge	-	52.5	-	52.5

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$698.4	$1,276.7	$746.9	$2,722.0
Assets held for sale	4.6	247.3	8.5	260.4
Inventory hedged by fair value hedges	-	27.4	-	27.4
Other	0.5	-	-	0.5
Liabilities
Risk management liabilities	819.5	1,311.3	568.4	2,699.2
Liabilities held for sale	1.0	247.8	5.0	253.8
Long-term debt hedged by fair value hedge	-	53.2	-	53.2

The determination of the fair values above incorporates various factors required under the Fair Value Measurements and Disclosures Topic of the FASB ASC.  These factors include not only the credit standing of the counterparties involved, but also the impact of Integrys Energy Group's nonperformance risk on its liabilities.

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

●	The valuations of certain transactions were based on internal models, although external inputs were utilized in the valuation.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008
Balance at the beginning of period	$(42.6)	$(104.0)	$182.0 (1)	$44.6
Net realized and unrealized gain (loss) included in earnings	27.7	(75.9)	(12.8)	(158.8)
Net unrealized gain (loss) recorded as regulatory assets or liabilities	(1.8)	(1.7)	4.1	(7.1)
Net unrealized gain (loss) included in other comprehensiveincome (loss)	13.8	(41.2)	5.1	(15.2)
Net purchases and settlements	(21.6)	29.9	(8.6)	9.4
Net transfers in/out of Level 3	120.0	210.2	(74.3)	144.4
Balance at the end of period	$95.5	$17.3	$95.5	$17.3
Net unrealized gain (loss) included in earnings relatedtoinstrumentsstill held at the end of period	$27.8	$(78.6)	$(10.1)	$(170.3)

(1)	The balance at the beginning of the period includes $3.5 million of net risk management assets classified as held for sale.

Derivatives are transferred in or out of Level 3 primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

Unrealized gains and losses included in earnings related to Integrys Energy Services' risk management assets and liabilities are recorded through nonregulated revenue on the Condensed Consolidated Statements of Income.  Realized gains and losses on these same instruments are recorded in nonregulated revenue or nonregulated cost of fuel, natural gas, and purchased power, depending on the nature of the instrument.  Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power.

Fair Value of Financial Instruments

The following table shows the financial instruments included on the Condensed Consolidated Balance Sheets of Integrys Energy Group that are not recorded at fair value.

	September 30, 2009		December 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,667.7	$2,774.3	$2,443.2	$2,276.0
Preferred stock	51.1	46.3	51.1	46.0

The fair values of long-term debt instruments are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity, without considering the effect of third-party credit enhancements.  The fair values of preferred stock are estimated based on quoted market prices when available, or by using a perpetual dividend discount model.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 20--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008
Equity earnings on investments	$19.5	$20.0	$56.6	$50.7
Interest and dividend income	1.5	1.3	4.1	4.1
Equity portion of AFUDC	1.7	2.0	4.5	3.3
Weston 4 ATC interconnection agreement	-	-	-	2.5
Other	3.2	0.4	2.7	3.9
Total miscellaneous income	$25.9	$23.7	$67.9	$64.5

NOTE 21--REGULATORY ENVIRONMENT

Wisconsin

2010 Rate Case Re-opener

On May 1, 2009, WPS filed an application with the PSCW to adjust its 2010 retail electric and natural gas rates by $63.3 million for increased costs primarily related to construction of the Crane Creek wind project, pension and benefits, transmission, environmental control, and Wisconsin's Focus on Energy program, offset by production tax credits from the Crane Creek wind project and reductions in fuel and purchased power costs.  On September 9, 2009, the PSCW Staff recommended an electric rate increase of $22.1 million and a natural gas rate increase of $11.1 million.  On September 21, 2009, WPS and the PSCW Staff proposed a refund to customers in 2010 of 2008 and 2009 electric fuel cost over-collections, which would offset the electric rate increase requested for 2010.  A final order is expected by the end of 2009.

2009 Rates

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2% fuel window.  As of September 30, 2009, WPS recorded a liability of $17.1 million related to this refund.

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no change in retail electric rates from the fuel surcharge adjusted rates authorized effective July 4, 2008, and a $3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program.  The mechanism allows WPS to defer and recover or refund in future rate proceedings all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The annual deferral or refund is limited to $14.0 million for electric service and $8.0 million for natural gas service.  The mechanism does not adjust for changes in volume resulting from changes in customer count and also does not cover large commercial and industrial customers.

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

WPS was granted recovery of $0.4 million of the requested $0.5 million of replacement purchased power costs from the Michigan retail jurisdiction through the annual PSCR mechanism.

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

Illinois

2010 Rate Case

On February 25, 2009, PGL and NSG filed requests with the ICC to increase natural gas distribution rates by $161.9 million and $22.0 million, respectively, for 2010.  Both filings included a 12.0% return on common equity and a common equity ratio of 56% in their regulatory capital structures.  The filings also included an overall return of 9.34% and 9.18% for PGL and NSG, respectively.  The proposed rate increases were requested to allow PGL and NSG to recover their forecasted 2010 cost of service and to earn a reasonable return on their investment.  PGL and NSG requested approval of a mechanism for cost recovery of the natural gas cost component of bad debt expense.  PGL also requested approval of a mechanism for cost recovery, outside of the rate case, of an accelerated cast iron main replacement program (Infrastructure Cost Recovery Rider, or Rider ICR).

On June 10, 2009, the ICC Staff and interveners filed direct testimony in these cases.  The ICC Staff recommended rate increases of approximately $35 million for PGL and $10 million for NSG.  Based on the return on common equity and other adjustments, the ICC Staff’s recommendation includes an overall return of 7.6% for PGL (including a 9.69% return on common equity) and 7.49% for NSG (including a 9.79% return on common equity).  Based on the return on common equity and other adjustments, the interveners recommended rate increases of approximately $48.3 million for PGL and $11 million for NSG.  The interveners’ recommendation includes an overall return of 7.36% for PGL and 7.07% for NSG, each including an 8.255% to 8.58% return on common equity.  The ICC Staff and certain interveners opposed the accelerated cast iron main replacement recovery mechanisms, and the ICC Staff opposed the bad debt recovery mechanism.

On July 8, 2009, PGL and NSG filed rebuttal testimony in these cases.  PGL reduced its requested increase to $122.4 million and NSG reduced its requested increase to $20.0 million, based upon updating certain data, agreeing not to contest certain ICC Staff and intervener proposals, and revised overall returns of 9.27% for PGL and 9.06% for NSG, which includes a revised return on common equity of 11.87% for both PGL and NSG.  PGL continued to support its requested accelerated cast iron main replacement recovery mechanism.  PGL and NSG withdrew their requested bad debt recovery mechanisms when the Governor of Illinois signed Illinois Senate Bill (SB) 1918 in July 2009.  SB 1918 contains a provision that allows PGL and NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense per the income statement.  As management concluded it was probable of recovery, PGL and NSG began recording the effects of this provision in the third quarter.  PGL and NSG filed this rider with the ICC in September 2009, and the ICC must act on the filing by March 2010.

On August 4, 2009, the ICC Staff and interveners filed rebuttal testimony in these cases.  Based on the return on common equity and other adjustments, the ICC Staff’s rebuttal testimony (as amended) recommended increases of $53.5 million for PGL and $13.5 million for NSG.  On August 17, 2009, PGL and NSG filed surrebuttal testimony further reducing their requests to $113.2 million and $18.1 million, respectively, primarily to reflect additional updated costs.  Hearings were held August 24, 2009, through August 28, 2009.  Briefs were filed September 29, 2009, in which the ICC Staff adjusted their recommendation to $53.3 million for PGL and $12.2 million for NSG.  Chicago and the union representing

PGL employees both filed briefs in support of the Rider ICR.  Reply briefs were filed October 9, 2009, and a proposed order is due from the Administrative Law Judges on November 6, 2009.

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

At September 30, 2009, Integrys Energy Group reported four segments, which are described below.

●	The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.
●	The natural gas utility segment includes the regulated natural gas utility operations of WPS, MGU, MERC, PGL, and NSG.
●
Integrys Energy Services is a diversified nonregulated natural gas and electric power supply and services company serving residential, commercial, industrial, and wholesale customers.  See Note 4, “Integrys Energy Services Strategy Change,” for more information.

●
The Holding Company and Other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from Integrys Energy Group's investments in ATC and WRPC are also included in the Holding Company and Other segment.

The tables below present information for the respective periods pertaining to Integrys Energy Group's reportable segments:

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended September 30, 2009
External revenues	$332.3	$211.5	$543.8	$751.2	$2.8	$-	$1,297.8
Intersegment revenues	10.0	0.1	10.1	-	-	(10.1)	-
Restructuring expense	-	-	-	2.4	-	-	2.4
Depreciation and amortization expense	22.4	26.4	48.8	4.9	3.8	-	57.5
Miscellaneous income (expense)	1.7	1.0	2.7	3.6	30.6	(11.0)	25.9
Interest expense (income)	10.1	12.6	22.7	4.2	25.8	(11.0)	41.7
Provision (benefit) for income taxes	21.8	(11.9)	9.9	22.3	(4.2)	-	28.0
Net income (loss) from continuing operations	38.8	(19.7)	19.1	21.5	8.9	-	49.5
Discontinued operations	-	-	-	2.3	-	-	2.3
Preferred stock dividends of subsidiary	0.5	0.2	0.7	-	-	-	0.7
Net income (loss) attributed to common shareholders	38.3	(19.9)	18.4	23.8	8.9	-	51.1

Three Months Ended September 30, 2008
External revenues	$365.1	$315.0	$680.1	$2,540.2	$2.8	$-	$3,223.1
Intersegment revenues	10.2	0.2	10.4	0.6	-	(11.0)	-
Depreciation and amortization expense	21.6	28.1	49.7	3.6	3.4	-	56.7
Miscellaneous income (expense)	1.8	1.0	2.8	1.5	29.4	(10.0)	23.7
Interest expense (income)	8.5	14.7	23.2	3.4	22.9	(10.0)	39.5
Provision (benefit) for income taxes	30.7	(10.8)	19.9	(56.2)	2.7	-	(33.6)
Net income (loss) from continuing operations	52.2	(17.7)	34.5	(94.5)	1.6	-	(58.4)
Preferred stock dividends of subsidiary	0.6	0.1	0.7	-	-	-	0.7
Net income (loss) attributed to common shareholders	51.6	(17.8)	33.8	(94.5)	1.6	-	(59.1)

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Nine Months Ended September 30, 2009
External revenues	$954.1	$1,616.8	$2,570.9	$3,346.7	$8.6	$-	$5,926.2
Intersegment revenues	32.2	0.4	32.6	1.1	-	(33.7)	-
Goodwill impairment loss	-	291.1	291.1	-	-	-	291.1
Restructuring expense	-	-	-	21.5	-	-	21.5
Depreciation and amortization expense	67.4	78.8	146.2	14.7	11.1	-	172.0
Miscellaneous income (expense)	3.9	2.8	6.7	5.9	91.0	(35.7)	67.9
Interest expense (income)	31.1	38.8	69.9	9.9	80.3	(35.7)	124.4
Provision (benefit) for income taxes	48.2	(10.2)	38.0	15.9	5.4	-	59.3
Net income (loss) from continuing operations	90.1	(196.6)	(106.5)	3.5	8.3	-	(94.7)
Discontinued operations	-	-	-	2.6	-	-	2.6
Preferred stock dividends of subsidiary	1.8	0.5	2.3	-	-	-	2.3
Net income (loss) attributed to common shareholders	88.3	(197.1)	(108.8)	6.1	8.3	-	(94.4)

Nine Months Ended September 30, 2008
External revenues	$982.1	$2,091.0	$3,073.1	$7,547.9	$8.5	$-	$10,629.5
Intersegment revenues	33.5	0 .5	34.0	7.6	0.6	(42.2)	-
Goodwill impairment loss	-	6.5	6.5	-	-	-	6.5
Depreciation and amortization expense	61.8	80.6	142.4	10.6	10.8	-	163.8
Miscellaneous income (expense)	5.6	4.8	10.4	4.5	79.8	(30.2)	64.5
Interest expense (income)	25.8	41.4	67.2	6.1	67.8	(30.2)	110.9
Provision (benefit) for income taxes	44.0	34.6	78.6	(21.6)	5.2	-	62.2
Net income (loss) from continuing operations	80.2	49.2	129.4	(34.0)	7.6	-	103.0
Discontinued operations	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	1.6	0.7	2.3	-	-	-	2.3
Net income (loss) attributed to common shareholders	78.6	48.5	127.1	(33.9)	7.6	-	100.8

NOTE 23--NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," (now incorporated as part of FASB ASC 715-20) was issued in December 2008.  This amendment to previously issued GAAP requires additional disclosures about plan assets.  These disclosures include:  a description of investment policies and strategies, disclosures of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This guidance is effective for Integrys Energy Group for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

SFAS No. 167, “Amendments to FASB Interpretation No 46(R),” was issued in June 2009.  This statement introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this statement clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  This standard will be effective for Integrys Energy Group beginning January 1, 2010.  Management is currently evaluating the impact that the adoption will have on Integrys Energy Group’s consolidated financial statements.

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” was issued in June 2009.  This statement creates two levels of GAAP, authoritative and nonauthoritative, and replaces the old GAAP hierarchy found in SFAS No. 162.  In addition, this statement establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles for GAAP and clarifies that rules and interpretations of the SEC are also authoritative GAAP for SEC registrants.  SFAS No. 168 was effective for Integrys Energy Group for the reporting period ending September 30, 2009.  This standard changed the way GAAP is referenced throughout Integrys Energy Group’s disclosures but did not have an impact on its results of operations or financial position.

Accounting Standards Update (ASU) 2009-5, “Measuring Liabilities at Fair Value,” was issued in August 2009.  This amendment to the FASB Accounting Standards CodificationTM provides additional guidance for measuring the fair value of a liability under FASB ASC 820, “Fair Value Measurements and Disclosures.”  Under this amendment, when there is a lack of observable market information the fair value of a liability should be measured using a quoted price for an identical or similar liability when traded as an asset, or another valuation technique consistent with the principles found in FASB ASC 820.  If a liability is restricted from being traded, entities are not required to include separate inputs or adjustments to inputs in the valuation related to the existence of that restriction.  This guidance is effective for Integrys Energy Group for the reporting period ending December 31, 2009.  Management does not expect the adoption to have a significant impact on Integrys Energy Group’s consolidated financial statements.

ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” was issued in September 2009.  This guidance permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share if that value is calculated in accordance with the principles of FASB ASC 946, “Financial Services – Investment Companies,“ as of the entity’s measurement date.  This guidance also requires additional disclosures about the attributes of investments within the scope of the amendments.  This guidance is effective for the reporting period ending December 31, 2009.  Management is currently evaluating the impact that the adoption will have on Integrys Energy Group’s consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes and the Annual Report on Form 10-K for the year ended December 31, 2008.

INTRODUCTION

Integrys Energy Group is a diversified energy holding company with regulated electric and natural gas utility operations (serving approximately 2.2 million customers in Illinois, Michigan, Minnesota, and Wisconsin), nonregulated energy operations, and an approximate 34% equity ownership interest in ATC (a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois).

Strategic Overview

Integrys Energy Group's goal is to create long-term value for shareholders and customers through growth in its core regulated businesses.  Integrys Energy Group is in the process of executing its previously announced strategy to divest of or significantly reduce the size of its nonregulated energy services business segment to a smaller segment with significantly reduced credit and collateral support requirements.

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

•
Integrys Energy Group’s approximate 34% ownership interest in ATC, a transmission company that has over $2.7 billion of transmission assets at September 30, 2009.  Integrys Energy Group will continue to fund its share of the equity portion of future ATC growth.  ATC plans to invest approximately $2.5 billion during the next ten years.

•
Weston 4, a 537-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and became operational June 30, 2008.  WPS holds a 70% ownership interest in the Weston 4 power plant.

•	A proposed accelerated annual investment in natural gas distribution facilities (replacement of cast iron mains) at PGL and proposed cost recovery mechanism.

•	The investment of approximately $80 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline completed in February 2009.

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project constructed in Howard County, Iowa, which is expected to be operational in the fourth quarter of 2009.

For more detailed information on Integrys Energy Group's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Divest of or Significantly Reduce the Size and the Capital and Liquidity Commitments of the Nonregulated Energy Services Business Segment – Unprecedented energy price volatility, combined with significant growth in the forward contract portion of the business, has increased the collateral requirements of Integrys Energy Services at a time when global credit and financial market conditions are both constraining the availability and increasing the cost of capital.  As a result, Integrys Energy Group has decided to divest of or significantly reduce the size of its nonregulated energy services business segment.  In the event that a full divestiture of Integrys Energy Services does not occur and a portion of the nonregulated energy services business segment remains, it will be a smaller segment that requires significantly less capital, parental guarantees, and overall financial liquidity from Integrys Energy Group.  Integrys Energy Group is committed to significantly reducing credit and collateral support requirements, with substantially all of this accomplished by the end of 2010.  Integrys Energy Group is seeking to deploy its capital to areas with more desirable risk-adjusted rates of return.  Although Integrys Energy Group anticipates a reduction in future earnings capacity from this business segment going forward, an improvement in the liquidity position, capital deployed, and reduced business risk profile of Integrys Energy Group is expected.

Integrating Resources to Provide Operational Excellence – Integrys Energy Group is committed to integrating resources of all its businesses, while meeting all applicable legal and regulatory requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and lowering costs.  Integrys Energy Group believes the following recent developments have helped, or will help, integrate resources and provide operational excellence:

•
IBS, a wholly owned service company of Integrys Energy Group, became operational on January 1, 2008.  IBS was formed to achieve a significant portion of the cost synergies anticipated from the PEC merger through the consolidation and efficient delivery of various support services, and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

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

Integrys Energy Group’s risk management strategy includes the management of market, credit, and operational risks through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Each business unit manages the risk profile related to these instruments consistent with Integrys Energy Group's risk management policies, which are approved by the Board of Directors.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30		% Increase	Nine Months Ended September 30		% Increase
(Millions, except per share amounts)	2009	2008	(Decrease)	2009	2008	(Decrease)

Natural gas utility operations	$(19.9)	$(17.8)	11.8%	$(197.1)	$48.5	N/A
Electric utility operations	38.3	51.6	(25.8)%	88.3	78.6	12.3%
Integrys Energy Services’ operations	23.8	(94.5)	N/A	6.1	(33.9)	N/A
Holding company and other operations	8.9	1.6	456.3%	8.3	7.6	9.2%

Net income (loss) attributed to common shareholders	$51.1	$(59.1)	N/A	$(94.4)	$100.8	N/A

Basic earnings (loss) per share	$0.67	$(0.77)	N/A	$(1.23)	$1.32	N/A
Diluted earnings (loss) per share	$0.66	$(0.77)	N/A	$(1.23)	$1.31	N/A

Average shares of common stock
Basic	76.8	76.7	0.1%	76.8	76.5	0.4%
Diluted	76.9	76.7	0.3%	76.8	76.9	(0.1)%

Financial Results – Third Quarter 2009 Compared with Third Quarter 2008

Integrys Energy Group recognized net income attributed to common shareholders of $51.1 million ($0.66 diluted earnings per share) for the quarter ended September 30, 2009, compared with a net loss attributed to common shareholders of $59.1 million ($0.77 net loss per share) for the quarter ended September 30, 2008.  Significant factors impacting the $110.2 million increase in earnings were as follows (and are discussed in more detail thereafter):

•
The net loss attributed to common shareholders at the regulated natural gas utility segment increased $2.1 million, from $17.8 million for the quarter ended September 30, 2008, to $19.9 million for the same quarter in 2009.  The increase in the net loss was driven by a positive adjustment recognized in the third quarter of 2008 at MGU related to recovery of prior natural gas costs in an MPSC proceeding as well as lower quarter-over-quarter volumes, net of decoupling, attributed primarily to the general economic slowdown.  The increase in the net loss was partially offset by the net positive impact that rate increases at MERC and MGU had on margin.

•
Net income attributed to common shareholders at the regulated electric utility segment decreased $13.3 million, from $51.6 million for the quarter ended September 30, 2008, to $38.3 million for the same quarter in 2009.  The decrease was driven by fuel and purchased power costs that were lower than what was recovered in rates during the third quarter of 2008, a decrease in sales volumes primarily due to colder quarter-over-quarter weather during the cooling season, and an increase in operating and maintenance expense, partially offset by higher margin from wholesale customers.

•
Earnings at Integrys Energy Services increased $118.3 million, from a net loss attributed to common shareholders of $94.5 million for the quarter ended September 30, 2008, to net income attributed to common shareholders of $23.8 million for the same quarter in 2009.  This increase was driven by a $113.8 million after-tax increase in Integrys Energy Services' margin quarter-over-quarter.  The increase in margin was primarily related to the partial recovery of non-cash accounting losses related to derivative fair value and inventory valuation adjustments recorded in prior periods, an increase in realized wholesale electric margins, and an increase in realized natural gas margins.

•
Earnings at the holding company and other segment increased $7.3 million, from $1.6 million for the quarter ended September 30, 2008, to $8.9 million for the same quarter in 2009, largely due to adjustments required by GAAP to the effective tax rate to ensure the year-to-date interim effective tax rate reflects the projected annual effective tax rate.

Financial Results – Nine Months 2009 Compared with Nine Months 2008

Integrys Energy Group recognized a net loss attributed to common shareholders of $94.4 million ($1.23 net loss per share) for the nine months ended September 30, 2009, compared with net income attributed to common shareholders of $100.8 million ($1.31 diluted earnings per share) for the same period in 2008.  Significant factors impacting the $195.2 million decrease in earnings were as follows (and are discussed in more detail thereafter):

•
Earnings at the regulated natural gas utility segment decreased $245.6 million, from net income attributed to common shareholders of $48.5 million for the nine months ended September 30, 2008, to a net loss attributed to common shareholders of $197.1 million for the same period in 2009.  The net loss at the natural gas utility segment was driven by a $242.3 million increase in after-tax non-cash goodwill impairment losses period-over-period.  Lower period-over-period volumes, net of decoupling, attributed to the general economic slowdown and warmer weather during the heating season, also negatively impacted earnings period-over-period.  The decrease in earnings was partially offset by the net positive impact that increased rates at MERC, MGU, and PGL had on margin.

•
Net income attributed to common shareholders at the regulated electric utility segment increased $9.7 million, from $78.6 million during the nine months ended September 30, 2008, to $88.3 million for the same period in 2009.  The increase at the regulated electric utility segment was driven by an increase in wholesale margins, fuel and purchased power costs that were lower than what was recovered in rates during the nine months ended September 30, 2009 (compared with fuel and purchased power costs that were higher than what was recovered in rates during the same period in 2008), and a fuel surcharge increase effective July 4, 2008, a portion of which was incorporated into WPS’s 2009 non-fuel base retail electric rates.  The higher electric margins were partially offset by increases in maintenance expense, employee benefit costs, depreciation expense related to Weston 4, and interest expense.

•
Earnings at Integrys Energy Services increased $40.0 million, from a net loss attributed to common shareholders of $33.9 million for the nine months ended September 30, 2008, to net income attributed to common shareholders of $6.1 million for the same period in 2009.  This increase was driven by a $73.9 million after-tax increase in Integrys Energy Services' margin period-over-period.  This increase in margin was primarily related to the partial recovery of non-cash accounting losses related to derivative fair value and inventory valuation adjustments recorded in prior periods and an increase in realized retail and wholesale electric margins, partially offset by restructuring expenses related to the previously announced strategy change, an increase in operating and maintenance expense, and an increase in the provision for income taxes related to discrete tax items.

Utility Operations

For the three and nine months ended September 30, 2009, and 2008, utility operations included the regulated natural gas utility segment, consisting of the natural gas operations of PGL, WPS, MERC, MGU, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$211.6	$315.2	(32.9)%	$1,617.2	$2,091.5	(22.7)%
Purchased natural gas costs	84.1	182.0	(53.8)%	1,002.8	1,468.5	(31.7)%
Margins	127.5	133.2	(4.3)%	614.4	623.0	(1.4)%

Operating and maintenance expense	112.2	112.1	0.1%	390.1	391.2	(0.3)%
Goodwill impairment loss *	-	-	-%	291.1	6.5	4,378.5%
Depreciation and amortization expense	26.4	28.1	(6.0)%	78.8	80.6	(2.2)%
Taxes other than income taxes	8.9	7.8	14.1%	25.2	24.3	3.7%

Operating income (loss)	(20.0)	(14.8)	35.1%	(170.8)	120.4	N/A

Miscellaneous income	1.0	1.0	-%	2.8	4.8	(41.7)%
Interest expense	(12.6)	(14.7)	(14.3)%	(38.8)	(41.4)	(6.3)%
Other expense	(11.6)	(13.7)	(15.3)%	(36.0)	(36.6)	(1.6)%

Income (loss) before taxes	$(31.6)	$(28.5)	10.9%	$(206.8)	$83.8	N/A

Throughput in therms
Residential	94.7	91.5	3.5%	1,107.3	1,152.0	(3.9)%
Commercial and industrial	35.6	38.5	(7.5)%	353.0	378.8	(6.8)%
Interruptible	3.9	6.0	(35.0)%	28.0	41.7	(32.9)%
Interdepartmental	3.5	5.8	(39.7)%	7.9	24.2	(67.4)%
Transport	248.1	296.2	(16.2)%	1,157.6	1,320.1	(12.3)%
Total sales in therms	385.8	438.0	(11.9)%	2,653.8	2,916.8	(9.0)%

Weather
Average heating degree days	134	96	39.6%	4,573	4,597	(0.5)%
* See Note 8, "Goodwill and Other Intangible Assets," for more information.

Third Quarter 2009 Compared with Third Quarter 2008

Revenues

Regulated natural gas utility segment revenue decreased $103.6 million, driven by:

•
An approximate $92 million decrease in revenue as a result of an approximate 53% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utilities in the third quarter of 2009, compared with the same quarter in 2008.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $12 million decrease in revenue as a result of lower quarter-over-quarter natural gas throughput volumes driven by:

-
An approximate $9 million decrease related to lower residential customer volumes at WPS resulting from energy conservation efforts, and lower commercial and industrial customer volumes across all the natural gas utilities resulting from lower demand related to changes in plant operations, both of which Integrys Energy Group attributed to the general economic slowdown.

-
An approximate $3 million decrease related to a reduction in volumes sold to the electric utility segment driven by the availability of lower cost power from MISO resulting in a decrease in the need for the electric utility to run its natural gas-fired peaking generation units.

•	An approximate $2 million quarter-over-quarter decrease in revenue from the recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.

•
The decrease in revenue was partially offset by the positive impact of natural gas distribution rate cases at MGU and MERC.  Effective January 14, 2009, MGU received a final rate order from the MPSC for a natural gas distribution rate increase.  On June 29, 2009, MERC received a final rate order granting a natural gas distribution rate increase.  Prior to this final order, MERC had been granted interim rate relief effective October 1, 2008.  Together, these rate increases had an approximate $5 million positive impact on revenue quarter-over-quarter.  See Note 21, "Regulatory Environment," for more information on the rate increases at MGU and MERC.

Margins

The regulated natural gas utility segment margin decreased $5.7 million, driven by:

•	An approximate $3 million quarter-over-quarter decrease in margin at MGU related to an adjustment in the third quarter of 2008 for recovery of prior natural gas costs in an MPSC proceeding.

•
An 11.9% decrease in natural gas throughput volumes attributed primarily to the negative impact of the general economic slowdown, which resulted in an approximate $2 million decrease in natural gas utility segment margin.  This quarter-over-quarter decrease in margin was tempered by the impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  Under decoupling, these utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.

•
An approximate $2 million quarter-over-quarter decrease in margin due to lower recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites.  This decrease in margin was offset by a decrease in operating expense due to the amortization of the related regulatory asset and, therefore, had no impact on earnings.

•
The decrease in margin was partially offset by a $1 million net positive quarter-over-quarter impact of rates, driven by rate increases at MERC and MGU.  Lower fixed customer charges resulting from an approximate 1% decrease in customer base at PGL and a new rate design at WPS effective
January 1, 2009, which incorporates higher volumetric rates and lower fixed customer charges, partially offset the rate increases.

Operating Loss

The operating loss at the regulated natural gas utility segment increased $5.2 million, driven by the $5.7 million decrease in natural gas margin, partially offset by a $0.5 million decrease in operating expenses.

The decrease in operating expenses quarter-over-quarter was the result of:

•
An $8.0 million decrease in bad debt expense, primarily driven by PGL's and NSG's election under a new Illinois state law to file to recover from or refund to customers the difference between actual bad debt expense reported as a component of earnings and the bad debt expense included in utility rates retroactive to January 1, 2008.

•	The decrease related to the reduction in bad debt expense was partially offset by:

	-	A combined $4.3 million increase in general and administrative salaries and employee benefit costs.

	-	A $1.9 million increase in natural gas maintenance costs, primarily related to increased system inspection and maintenance requirements.

-	A $1.0 million increase in customer account expenses.

Other Expense

Other expense at the regulated natural gas utilities decreased $2.1 million, driven by a decrease in interest expense from lower quarter-over-quarter interest rates and lower average short-term borrowings, which resulted from lower natural gas prices and a decrease in capital expenditures.  A decrease in interest expense paid on customer-related balances also contributed to the decrease in interest expense.

Nine Months 2009 Compared with Nine Months 2008

Revenues

Regulated natural gas utility segment revenue decreased $474.3 million, driven by:

•
An approximate $392 million decrease in revenue as a result of an approximate 25% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utilities during the nine months ended September 30, 2009, compared with the same period in 2008.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $106 million decrease in revenue as a result of lower period-over-period natural gas throughput volumes, driven by:

-
An approximate $62 million decrease related to lower residential customer volumes resulting from energy conservation efforts, lower commercial and industrial customer volumes resulting from lower demand related to changes in plant operations, and a decrease in customer base at PGL, all of which Integrys Energy Group attributed to the general economic slowdown.

	-	An approximate $28 million decrease in revenue as a result of warmer weather during the heating season for the nine months ended September 30, 2009, compared with the same period in 2008.

-
An approximate $16 million decrease related to a reduction in volumes sold to the electric utility segment driven by the availability of lower cost power from MISO resulting in a decrease in the need for the electric utility to run its natural gas-fired peaking generation units.

•
An approximate $8 million period-over-period decrease in revenue from lower recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites, partially offset by higher recovery of EEP expenses.

•
The decrease in revenue was partially offset by the approximate $28 million period-over-period net positive impact of natural gas distribution rate cases and changes in rate design at the regulated natural gas utilities.  See Note 21, "Regulatory Environment," for more information on these rate cases.

-
Effective January 14, 2009, MGU received a final rate order from the MPSC for a natural gas distribution rate increase.  On June 29, 2009, MERC received a final rate order granting a natural gas distribution rate increase.  Prior to this final order, MERC had been granted interim rate relief effective October 1, 2008.  Together, these rate increases had an approximate $18 million positive impact on revenue.

-
In 2009, PGL and NSG received the full impact of their 2008 natural gas distribution rate cases, which were effective February 14, 2008, and drove an approximate $5 million increase in revenue period-over-period.  Also, for the period ending September 30, 2009, revenue increased an approximate $3 million from other impacts of rate design.

-
Effective January 1, 2009, the PSCW required WPS to decrease retail natural gas distribution rates through a new rate design which incorporates higher volumetric rates and lower fixed customer charges.  For the period ended September 30, 2009, revenue increased approximately $2 million related to this change in rate design.

Margins

The regulated natural gas utility segment margin decreased $8.6 million, driven by:

•
A 9.0% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown and warmer period-over-period weather, which resulted in an approximate $24 million decrease in the natural gas utility segment margin.  This period-over-period decrease in margin was tempered by the impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  Under decoupling, these utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.  The decoupling mechanism for WPS’s natural gas utility includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  Approximately $5 million of additional margin was recognized at WPS due to a shortfall from the rate case authorized margin during the nine months ended September 30, 2009.

•
An approximate $8 million period-over-period decrease in margin due to lower recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites, partially offset by an increase in recovery of EEP expenses.  This decrease in margin was offset by a net decrease in operating expense from both the amortization of the related regulatory asset and EEP expenses and, therefore, had no impact on earnings.

•	An approximate $3 million period-over-period decrease in margin at MGU related to an adjustment in the third quarter of 2008 for recovery of prior natural gas costs in an MPSC proceeding.

•	The decrease in margin was partially offset by the approximate $28 million net positive period-over-period impact of rate cases and impacts of rate design at the regulated natural gas utilities.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment decreased $291.2 million, from operating income of $120.4 million during the nine months ended September 30, 2008, to an operating loss of $170.8 million during the same period in 2009.  This decrease was largely driven by a period-over-period increase in non-cash goodwill impairment losses of $284.6 million and the $8.6 million decrease in natural gas margin, partially offset by a $2.0 million decrease in other operating expenses.  A non-cash goodwill impairment charge of $291.1 million was recognized in the first quarter of 2009 related to PGL, NSG, MERC, and MGU, compared to a non-cash goodwill impairment charge of $6.5 million recognized during the second quarter of 2008 related to NSG.  See Note 8, "Goodwill and Other Intangible Assets," for more information.

The $2.0 million period-over-period decrease in other operating expenses primarily related to:

•
A $10.4 million decrease in bad debt expense, primarily driven by PGL's and NSG's election during the third quarter of 2009, under a new Illinois state law, to file to recover from or refund to customers the difference between actual bad debt expense reported as a component of earnings and the bad debt expenses included in utility rates retroactive to January 1, 2008.  The decrease in bad debt expense is also attributable to the impact lower energy prices had on overall accounts receivable balances.

•
An approximate $8 million decrease in amortization of the regulatory asset related to environmental cleanup costs of manufactured gas plant sites, partially offset by an increase in EEP expenses.  Both of these costs were recovered from customers in rates.

•	These decreases in other operating expense period-over-period was partially offset by:

	-	A $5.3 million increase in natural gas maintenance costs, primarily related to increased system inspection and maintenance requirements.

	-	A $4.6 million increase in employee benefit costs.

	-	A $3.7 million increase in expenses related to injuries and damages expenses, including workers compensation claims.

	-	A $3.4 million combined increase in operating expenses relating to customer account expenses and amortization of rate case costs.

Regulated Electric Utility Segment Operations

	Three Months Ended		%	Nine Months Ended		%
(Millions, except heating degree days)	September 30		Increase	September 30		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$342.3	$375.3	(8.8)%	$986.3	$1,015.6	(2.9)%
Fuel and purchased power costs	147.2	167.4	(12.1)%	434.9	501.8	(13.3)%
Margins	195.1	207.9	(6.2)%	551.4	513.8	7.3%

Operating and maintenance expense	92.3	85.8	7.6%	283.7	274.5	3.4%
Depreciation and amortization expense	22.4	21.6	3.7%	67.4	61.8	9.1%
Taxes other than income taxes	11.4	10.9	4.6%	34.8	33.1	5.1%

Operating income	69.0	89.6	(23.0)%	165.5	144.4	14.6%

Miscellaneous income	1.7	1.8	(5.6)%	3.9	5.6	(30.4)%
Interest expense	(10.1)	(8.5)	18.8%	(31.1)	(25.8)	20.5%
Other expense	(8.4)	(6.7)	25.4%	(27.2)	(20.2)	34.7%

Income before taxes	$60.6	$82.9	(26.9)%	$138.3	$124.2	11.4%

Sales in kilowatt-hours
Residential	765.7	789.4	(3.0)%	2,275.4	2,307.7	(1.4)%
Commercial and industrial	2,138.7	2,240.4	(4.5)%	6,113.6	6,538.3	(6.5)%
Wholesale	1,376.2	1,331.7	3.3%	3,718.8	3,637.3	2.2%
Other	8.7	9.1	(4.4)%	28.3	30.4	(6.9)%
Total sales in kilowatt-hours	4,289.3	4,370.6	(1.9)%	12,136.1	12,513.7	(3.0)%

Weather
WPS:
Heating degree days	225	161	39.8%	5,261	5,036	4.5%
Cooling degree days	163	356	(54.2)%	274	460	(40.4)%
UPPCO:
Heating degree days	458	405	13.1%	6,249	6,178	1.1%
Cooling degree days	60	109	(45.0)%	99	138	(28.3)%

Third Quarter 2009 Compared with Third Quarter 2008

Revenues

Regulated electric utility segment revenue decreased $33.0 million, driven by:

•
An approximate $15 million quarter-over-quarter reduction in revenue primarily driven by                        a refund due to customers related to WPS’s over-collection of fuel costs.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  See Note 21, "Regulatory Environment," for more information on WPS's fuel window.

•
A 4.5% decrease in commercial and industrial sales volumes and a 3.0% decrease in residential sales volumes, which resulted in an approximate $11 million quarter-over-quarter net decrease in revenue.  The primary drivers of this decrease were:

	-	An approximate $9 million decrease primarily related to colder quarter-over-quarter weather during the cooling season as evidenced by the decrease in cooling degree days at both WPS and UPPCO.

-
An approximate $2 million decrease due to lower demand related to changes in commercial and industrial customers’ plant operations, which Integrys Energy Group attributed to the general economic slowdown.

•	An approximate $11 million quarter-over-quarter decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•
These decreases were partially offset by an approximate $6 million quarter-over-quarter increase driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

Margins

The regulated electric utility segment margin decreased $12.8 million, driven by:

•
An approximate $11 million quarter-over-quarter decrease in WPS's regulated electric utility margin due to fuel and purchased power costs that were approximately $3 million lower than what was recovered in rates during the quarter ended September 30, 2009, compared with fuel and purchased power costs that were approximately $14 million lower than what was recovered in rates during the same quarter in 2008.

•
A 4.5% decrease in commercial and industrial sales volumes and a 3.0% decrease in residential sales volumes which resulted in an approximate $7 million net decrease in the regulated electric utility segment margin, primarily due to colder quarter-over-quarter weather during the cooling season as evidenced by the decrease in cooling degree days at both WPS and UPPCO.  It is important to note that the rate order for the four-year pilot program for electric decoupling has an annual $14.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached during the second quarter of 2009; therefore, no additional decoupling deferral was allowed in the third quarter of 2009.

•
These decreases were partially offset by an approximate $5 million quarter-over-quarter increase in regulated electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

Operating Income

Operating income at the regulated electric utility segment decreased $20.6 million quarter-over-quarter, driven by the $12.8 million decrease in electric margin and a $7.8 million increase in operating expenses.

The increase in operating expenses quarter-over-quarter was the result of:

•	A $3.2 million increase in employee benefit costs.

•
A $2.4 million increase in electric maintenance expenses, primarily related to a greater number of outages at the generation plants in the third quarter of 2009, compared with the same quarter of 2008.

Other Expense

Other expense at the regulated electric utilities increased $1.7 million quarter-over-quarter, driven by a $1.6 million increase in interest expense, primarily related to an increase in long-term borrowings at WPS.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project in Iowa.

Nine Months 2009 Compared with Nine Months 2008

Revenues

Regulated electric utility segment revenue decreased $29.3 million, driven by:

•
A 6.5% decrease in commercial and industrial sales volumes and a 1.4% decrease in residential sales volumes, which resulted in an approximate $20 million period-over-period net decrease in revenue, after the impact of decoupling.  The primary drivers of this decrease were:

-
An approximate $26 million period-over-period decrease due to lower demand related to changes in commercial and industrial customers’ plant operations, which Integrys Energy Group attributed to the general economic slowdown.

	-	An approximate $11 million decrease related to colder period-over-period weather during the cooling season as evidenced by the decrease in cooling degree days at both WPS and UPPCO.

-
These decreases in volumes were partially offset by the $14.0 million impact that decoupling, which went into effect on January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  It is important to note that the rate order for this four-year pilot program for electric decoupling has an annual $14.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached during the second quarter of 2009; therefore, no additional decoupling deferral is allowed if there are any additional shortfalls from authorized margin for the remainder of the year.

•	An approximate $20 million period-over-period decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•
These decreases were partially offset by an approximate $13 million increase driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

Margins

The regulated electric utility segment margin increased $37.6 million, driven by:

•
An approximate $15 million period-over-period increase in regulated electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

•
An approximate $14 million period-over-period increase in WPS's regulated electric utility margin due to fuel and purchased power costs that were approximately $12 million lower than what was recovered in rates during the period ended September 30, 2009, compared with fuel and purchased power costs that were approximately $2 million higher than what was recovered in rates during the same period in 2008.

•
An approximate $12 million period-over-period increase in regulated electric utility margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the year-to-date benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

•
The increase in regulated electric utility segment margin was partially offset by a 5.2% period-over-period decrease in sales volumes to residential and commercial and industrial customers, which resulted in an approximate $3 million period-over-period net decrease in margin, after the impact of the WPS decoupling mechanism.  The $14.0 million impact of decoupling partially offset the approximate $17 million decrease in margin due to lower sales volumes, which was attributed to the general economic slowdown and colder period-over-period weather during the cooling season.

Operating Income

Operating income at the regulated electric utility segment increased $21.1 million period-over-period, driven by the $37.6 million increase in electric margin, partially offset by a $16.5 million increase in operating expenses.

The increase in operating expenses period-over-period was the result of:

•
A $7.5 million increase in electric maintenance expenses, primarily related to a greater number of outages at the generation plants during the nine months ended September 30, 2009, compared with the same period in 2008.

•	A $5.4 million increase in employee benefit costs.

•	A $5.2 million increase in depreciation and amortization expense at WPS, primarily related to Weston 4 being placed in service for accounting purposes in April 2008.

•
These increases were partially offset by a $2.6 million decrease in costs to achieve merger synergies related to Integrys Energy Group's merger with PEC.  The decrease is a result of the majority of the integration work being completed in 2007 and 2008.

Other Expense

Other expense at the regulated electric utilities increased $7.0 million period-over-period, driven by:

•
A $5.3 million increase in interest expense, primarily related to increased long-term borrowings at WPS.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project in Iowa.

•	A $2.5 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, industrial, and wholesale customers.

Integrys Energy Group is in the process of executing its previously announced strategy to divest of or significantly reduce the size of its nonregulated energy services operations to a smaller segment with significantly reduced credit and collateral support requirements.  Integrys Energy Services continues to enter into new transactions with customers within certain defined parameters, in order to preserve value while focusing on the execution of this strategy.

Integrys Energy Services' Segment Results of Operations

	Three Months Ended		%	Nine Months Ended		%
(Millions, except natural gas sales volumes)	September 30		Increase	September 30		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$751.2	$2,540.8	(70.4)%	$3,347.8	$7,555.5	(55.7)%
Cost of fuel, natural gas, and purchased power	660.4	2,639.7	(75.0)%	3,136.2	7,467.1	(58.0)%
Margins	90.8	(98.9)	N/A	211.6	88.4	139.4%
Margin Detail
Electric and other margins	80.5	(185.7)	N/A	135.0	42.2	219.9%
Natural gas margins	10.3	86.8	(88.1)%	76.6	46.2	65.8%

Operating and maintenance expense	37.4	45.7	(18.2)%	145.9	127.1	14.8%
Restructuring expense	2.4	-	N/A	21.5	-	N/A
Depreciation and amortization	4.9	3.6	36.1%	14.7	10.6	38.7%
Taxes other than income taxes	1.7	0.6	183.3%	6.1	4.7	29.8%
Operating income (loss)	44.4	(148.8)	N/A	23.4	(54.0)	N/A

Miscellaneous income	3.2	1.5	113.3%	5.2	4.5	15.6%
Interest expense	(4.2)	(3.4)	23.5%	(9.9)	(6.1)	62.3%
Minority interest	0.4	-	N/A	0.7	-	N/A
Other expense	(0.6)	(1.9)	(68.4)%	(4.0)	(1.6)	150.0%

Income (loss) before taxes	$43.8	$(150.7)	N/A	$19.4	$(55.6)	N/A

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kwh	63,828.8	53,169.2	20.0%	168,938.2	134,834.4	25.3%
Retail electric sales volumes in kwh	4,068.3	4,582.3	(11.2%)	11,902.6	12,627.0	(5.7%)
Wholesale natural gas sales volumes in bcf	99.3	166.0	(40.2%)	376.0	457.9	(17.9%)
Retail natural gas sales volumes in bcf	46.4	72.9	(36.4%)	199.7	254.8	(21.6%)

Physical volumes (includes only transactions settled physically for the periods shown) *
Wholesale electric sales volumes in kwh	925.3	1,416.9	(34.7%)	3,096.2	3,537.4	(12.5%)
Retail electric sales volumes in kwh	3,967.0	4,552.9	(12.9%)	11,683.6	12,542.3	(6.8%)
Wholesale natural gas sales volumes in bcf	95.8	156.0	(38.6%)	357.5	421.5	(15.2%)
Retail natural gas sales volumes in bcf	45.6	71.1	(35.9%)	197.5	252.0	(21.6%)
* Represents gross physical volumes.
kwh – kilowatt-hours
bcf – billion cubic feet

Revenues

•	Revenues decreased $1,789.6 million quarter-over-quarter and $4,207.7 million for the nine months ended September 30, 2009, compared with the same period in 2008. These decreases were driven by:

-
Lower energy prices, as the average market price of natural gas and electricity decreased approximately 41% and 39% quarter-over quarter, respectively.  For the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, the average market price of natural gas and electricity decreased 51% and 45%, respectively.

-
Lower natural gas sales volumes resulting from Integrys Energy Services’ adjusted product pricing strategy which reflects increased business risk and a higher cost of capital.  This pricing strategy was implemented in order to improve liquidity in response to the tightening of financial markets in the latter half of 2008 and the announced strategy to divest of or significantly scale back Integrys Energy Services’ operations.

Margins

Changes in commodity prices subject a portion of the nonregulated operations to earnings volatility.  Integrys Energy Services uses financial instruments to economically hedge risks associated with physical transactions.  The financial instruments essentially lock in margin on these transactions by mitigating the impact of fluctuations in market conditions, changing commodity prices, volumetric exposure, and other associated risks.  Because derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP, reported earnings for the nonregulated operations segment includes changes in the fair values of the derivative instruments.  These values may change significantly from period to period and are reflected as unrealized gains or losses within margin.  Fluctuations in the fair value of the nonderivative instruments (such as certain customer contracts, as well as natural gas storage and transportation contracts) do not impact margin until settlement, as these instruments do not meet the GAAP definition of derivative instruments.

Integrys Energy Services' margins increased $189.7 million in the third quarter of 2009, compared with the third quarter of 2008, and $123.2 million for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008.  The table below provides a summary of the significant items contributing to the change in margin.  "Other significant items" in the table below are generally related to the timing of gain and loss recognition of certain transactions.

	Increase (Decrease) in Margin During
(Millions except natural gas sales volumes)	Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Electric and other margins
Realized gains on structured origination contracts	$1.0	$1.3
All other realized wholesale electric margin	6.6	16.5
Realized retail electric margin	(2.3)	19.4

Other significant items:
Retail and wholesale fair value adjustments *	260.9	55.6
Net increase in electric and other margins	266.2	92.8

Natural gas margins
Lower-of-cost-or-market inventory adjustments	193.2	253.5
Other realized natural gas margins	5.7	0.3

Other significant items:
Fair value adjustments *	(275.4)	(223.4)
Net increase (decrease) in natural gas margins	(76.5)	30.4

Net increase in Integrys Energy Services' margin	$189.7	$123.2
*Combined, for the nine months ended September 30, 2008, these two line items included a total of $11.5 million of gains resulting from the adoption of SFAS No. 157 in the first quarter of 2008.

Third Quarter 2009 Compared with Third Quarter 2008

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $266.2 million during the third quarter of 2009, compared with the third quarter of 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $1.0 million, from $6.2 million in the third quarter of 2008, to $7.2 million in the third quarter of 2009.  Origination contracts are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  Many new customer contracts were entered into prior to the announced strategy to divest of or significantly reduce the scale of Integrys Energy Services, with the third quarter of 2009 continuing to benefit from the realization of margin associated with the settlement of these contracts.  Structured origination activity was scaled back in conjunction with the global credit crisis in the latter half of 2008 and the previously announced Integrys Energy Services strategy change.  The reduced activity will negatively impact realized margin in subsequent periods.

All other realized wholesale electric margin

All other realized wholesale electric margin increased $6.6 million, from $4.0 million negative margin for the quarter ended September 30, 2008, to $2.6 million positive margin for the quarter ended September 30, 2009.  In general, realized margins are impacted by transaction activity in prior periods.  Integrys Energy Services recognizes realized margin when the contracts actually settle, which typically occurs over a 12- to 24-month time period from the time the contract was actually entered into.  Wholesale transactions were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continue to be scaled back with the previously announced Integrys Energy Services strategy change.  The scaled back transaction activity will negatively impact realized margin in subsequent periods.

Realized retail electric margin

The realized retail electric margin decreased $2.3 million, from $22.3 million in the third quarter of 2008, to $20.0 million in the third quarter of 2009.  The decrease was driven by:

●
A $5.9 million decrease in the Illinois market.  This decrease was caused by a 22% decrease in sales volumes, resulting from Integrys Energy Services’ adjusted product pricing strategy which was implemented to reflect a higher cost of capital and to reduce business risk.

●
This decrease was partially offset by a $3.3 million increase in the Texas market.  In 2008, ancillary service costs increased related to congestion caused by wind generation that was added in this market.  Because Integrys Energy Services had fixed price contracts with many of its electric customers, it was not able to pass on all of the increased charges for ancillary services.  Ancillary costs have decreased in the third quarter of 2009, compared with the third quarter of 2008, and Integrys Energy Services has priced appropriate premiums related to ancillary costs into new or renewed contracts.  Also contributing to the increase was the positive quarter-over-quarter impact of the effect of Hurricane Ike in 2008.  Hurricane Ike disrupted the electric infrastructure in Texas for a period of time, causing some of Integrys Energy Services' customers to be without electricity or to buy only a fraction of their normal energy usage during that period.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale fair value adjustments increased $260.9 million, as it recognized $210.2 million of non-cash unrealized losses related to derivative instruments in the third quarter of 2008, compared with $50.7 million of non-cash unrealized gains during the same quarter in 2009.

The non-cash unrealized gains and losses resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to mitigate the price, volume, and ancillary risks associated with related customer sales contracts.  These customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.  From July 1, 2009 to September 30, 2009, electric commodity prices increased approximately 10%, which led to the recognition of non-cash unrealized gains in the third quarter of 2009 on these electric customer supply contracts.  From July 1, 2008 to September 30, 2008, energy prices declined approximately 35%, which led to the recognition of large non-cash unrealized losses in the third quarter of 2008 on these electric customer supply contracts.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $76.5 million in the third quarter of 2009, compared with the second quarter of 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower-of-cost-or-market inventory adjustments

The average market price of natural gas increased approximately 12% during the third quarter of 2009 and decreased approximately 40% during the same period in 2008, driving a positive quarter-over-quarter change in natural gas margins of $130.9 million related to lower-of-cost-or-market adjustments.  In 2008, lower-of-cost-or-market adjustments were required to reflect natural gas in storage at the end of the period at its net realizable value, as required by GAAP.  In the third quarter of 2009, a portion of lower-of-cost-or-market adjustments recorded in the first half of the year was reversed in accordance with GAAP.  Quarter-over-quarter, the natural gas withdrawn from storage and sold to customers had a $62.3 million lower cost basis as a result of lower-of-cost-or-market adjustments recorded in prior periods.  The combined effect of natural gas storage withdrawals and the lower-of-cost-or-market adjustments was a $193.2 million quarter-over-quarter increase in the natural gas margin.  At September 30, 2009, natural gas inventory had a lower cost basis as a result of lower-of-cost-or-market adjustments recorded in prior periods of $41.2 million.

Other realized natural gas margins

Other realized natural gas margins increased $5.7 million, from $9.3 million in the third quarter of 2008 to $15.0 million in the third quarter of 2009, driven by higher quarter-over-quarter per-unit retail natural gas margins as more recently contracted sales commitments reflect increased business risk and financing costs in the pricing.

Fair value adjustments

Fair value adjustments required under derivative accounting rules primarily related to changes in the fair market value of contracts utilized to mitigate market price risk associated with certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the transactions used to mitigate price risk (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts becomes subject to lower-of-cost-or-market adjustments), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

The impact of these fair value adjustments (excluding lower-of-cost-or-market inventory adjustments) drove a $275.4 million decrease in the natural gas margins.  From July 1, 2009 to September 30, 2009, natural gas prices increased approximately 12%, which led to the recognition of non-cash unrealized losses of $73.7 million in the third quarter of 2009 on these instruments.  From July 1, 2008 to

September 30, 2008, natural gas prices declined approximately 40%, which led to the recognition of non-cash unrealized gains of $201.7 million in the third quarter of 2008 on these instruments.

Nine Months 2009 Compared with Nine Months 2008

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $92.8 million during the nine months ended September 30, 2009, compared with the same period in 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination contracts increased $1.3 million, from $17.7 million for the nine months ended September 30, 2008, to $19.0 million in the nine months ended September 30, 2009.  Many new customer contracts were entered into prior to the announced decision to divest of or significantly reduce the scale of Integrys Energy Services, with the first nine months of 2009 continuing to benefit from the realization of margin associated with the settlement of these contracts.  These increases were partially offset as Integrys Energy Services reduced its participation in energy auctions in 2009, compared with 2008.

Structured origination activity was scaled back in conjunction with the global credit crisis in the latter half of 2008 and the previously announced Integrys Energy Services strategy change.  The reduced activity will negatively impact realized margin in subsequent periods.

All other realized wholesale electric margin

All other realized wholesale electric margin increased $16.5 million, from $18.2 million for the nine months ended September 30, 2008, to $34.7 million for the nine months ended September 30, 2009.  In general, realized margins are impacted by transaction activity in prior periods.  Integrys Energy Services recognizes realized margin when the contracts actually settle, which typically occurs over a 12- to 24- month time period from the time the contract was actually entered into.  Wholesale transactions were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continue to be scaled back with the previously announced Integrys Energy Services strategy change.  The scaled back transaction activity will negatively impact realized margin in subsequent periods.

Realized retail electric margin

The realized retail electric margin increased $19.4 million, from $47.0 million during the nine months ended September 30, 2008, to $66.4 million during the nine months ended September 30, 2009.  The increase was driven by:

●
An $11.0 million increase in the more mature markets such as Illinois and New York as Integrys Energy Services realized the benefits of including higher capital costs in its pricing in the first half of the year.

●
A $6.1 million increase from operations in the Texas market.  This increase is a result of the positive period-over-period impact of higher ancillary service costs in the prior year and the effects of Hurricane Ike in the third quarter of 2008.  Hurricane Ike disrupted the electric infrastructure in Texas for a period of time, causing some of Integrys Energy Services' customers to be without electricity or buy only a fraction of their normal energy usage during that period.

Retail and wholesale fair value adjustments

Integrys Energy Services' margin from retail and wholesale fair value adjustments required by derivative accounting rules increased $55.6 million, as it recorded $14.9 million of non-cash unrealized gains related to derivative instruments during the nine months ended September 30, 2009, compared with $40.7 million of non-cash unrealized losses during the same period in 2008.

The non-cash unrealized gains and losses resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The derivative instruments are utilized to mitigate the price, volume, and ancillary risks associated with related customer sales contracts.  These customer sales contracts are not adjusted to fair value, as they do not meet the definition of derivative instruments under GAAP, creating an accounting mismatch.  As such, the non-cash unrealized gains and losses related to the customer supply contracts will vary each period, with non-cash unrealized gains being recognized in periods of increasing energy prices and non-cash unrealized losses being recognized in periods of declining energy prices, and will ultimately reverse when the related customer sales contracts settle.  From January 1, 2009 to September 30, 2009, electric commodity prices declined approximately 13%, which led to the recognition of additional non-cash unrealized losses in the nine months ended September 30, 2009 on these electric customer supply contracts.  These unrealized losses were more than offset by realized gains related to the reversal of previously recognized unrealized losses as contracts were settled in 2009.

Natural Gas Margins

Integrys Energy Services' natural gas margins increased $30.4 million during the nine months ended September 30, 2009, compared with the same period of 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower-of-cost-or-market inventory adjustments

The average market price of natural gas decreased slightly during the nine months ended September 30, 2009, and decreased significantly during the third quarter of 2008 (below the average cost of natural gas inventory Integrys Energy Services had injected throughout the year), driving a period-over-period increase of $89.6 million related to lower-of-cost-or-market adjustments.  These lower-of-cost-or-market adjustments were required to reflect natural gas in storage at the end of the period at its net realizable value, as required by GAAP.  Period-over-period, the natural gas withdrawn from storage and sold to customers had a $163.9 million lower cost basis as a result of lower-of-cost-or-market adjustments recorded in prior periods.  The combined effect of natural gas storage withdrawals and the lower-of-cost-or-market adjustments drove a net $253.5 million period-over-period increase in the natural gas margin.

Other realized natural gas margins

Other realized natural gas margins increased $0.3 million, from $87.2 million for the nine months ended September 30, 2008, to $87.5 million for the nine months ended September 30, 2009.  The increase was due to Integrys Energy Services’ withdrawal of a significant amount of natural gas during the nine months ended September 30, 2009 in order to improve its liquidity position, recognizing realized gains on these natural gas storage withdrawals.  Also, per-unit retail natural gas margins were higher period-over-period as more recently contracted sales commitments reflect increased business risk and financing costs in the pricing.  Offsetting the increase was the decrease in Integrys Energy Services’ natural gas sales volumes period-over-period.  Integrys Energy Services significantly reduced the number of structured natural gas and storage transactions entered into in response to Integrys Energy Group’s announced intent to significantly reduce the operations of Integrys Energy Services.

Fair value adjustments

Fair value adjustments required under derivative accounting rules primarily related to changes in the fair market value of contracts utilized to mitigate market price risk associated with certain natural gas storage contracts, as well as basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts.  Earnings volatility results from the application of derivative accounting rules to the transactions used to mitigate price risk (requiring that these derivative instruments be reflected at fair market value), without a corresponding offset related to the physical natural gas storage contracts, the natural gas transportation contracts, or the natural gas sales contracts (as these contracts are not considered derivative instruments).  Therefore, there is no gain or loss recognized on the natural gas storage contracts (unless the inventory underlying these storage contracts becomes subject to lower-of-cost-or-market adjustments, as was the case in 2009), the transportation contracts, or the customer sales contracts until physical settlement of these contracts occurs.

The impact of the fair value adjustments (excluding lower-of-cost-or-market inventory adjustments) drove a $223.4 million decrease in the natural gas margins as unrealized losses on these instruments were $144.9 million for the nine months ended September 30, 2009, compared with unrealized gains of $78.5 million for the same period in 2008.

Operating Income (Loss)

Third Quarter 2009 Compared with Third Quarter 2008

Third quarter operating income at Integrys Energy Services increased $193.2 million, from a $148.8 million operating loss in 2008 to $44.4 million of operating income in 2009.  This increase resulted from the $189.7 million quarter-over-quarter increase in margin discussed above and an $8.3 million decrease in operating and maintenance expense, partially offset by $2.4 million of restructuring expenses, which included anticipated employee related costs and consulting and legal costs.  The decrease in operating and maintenance expense was driven by a $9.3 million positive quarter-over-quarter impact on bad debt expense resulting from the bankruptcy of Lehman Brothers in the third quarter of 2008.

See Note 4, "Integrys Energy Services Strategy Change," for a discussion of restructuring charges.

Nine Months 2009 Compared with Nine Months 2008

Integrys Energy Services' operating income for the nine months ended September 30, 2009 increased $77.4 million, from an operating loss of $54.0 million in 2008 to operating income of $23.4 million in 2009.  This increase resulted from the $123.2 million increase in margin discussed above, partially offset by $21.5 million of restructuring expenses, which included anticipated employee related costs, the write-off of capitalized development costs related to software that will not be utilized because of the restructuring, and consulting and legal costs; an $18.8 million increase in operating and maintenance expenses; and a $4.1 million increase in depreciation and amortization expense related to asset additions.  The increase in operating and maintenance expense was driven by:

•
A one-time $9.0 million novation fee related to an agreement with a counterparty that enabled Integrys Energy Services to consolidate certain wholesale financial and physical contracts that were previously entered into with multiple counterparties, allowing Integrys Energy Services to reduce collateral support requirements.

•	An $8.6 million increase in employee payroll and benefit related expenses.

See Note 4, "Integrys Energy Services Strategy Change," for a discussion of restructuring charges.

Holding Company and Other Segment Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)

Operating income	$(0.1)	$(2.2)	(95.5)%	$3.0	$0.8	275.0%
Other income	4.8	6.5	(26.2)%	10.7	12.0	(10.8)%

Income before taxes	$4.7	$4.3	9.3%	$13.7	$12.8	7.0%

Third Quarter 2009 Compared with Third Quarter 2008

Other Income

Other income at the holding company and other segment decreased $1.7 million during the quarter ended September 30, 2009, compared with the same quarter in 2008.  The decrease was driven by:

•
An increase in interest expense of $2.8 million at the holding company, driven by an increase in long-term borrowings in the second quarter of 2009 and an increase in the amortization of deferred financing fees related to credit facilities entered into in the second quarter of 2009, partially offset by a decrease in interest expense on commercial paper.

•	A $1.0 million decrease in income from WPS’s ownership in WRPC due to fewer land sales.

•	These decreases were partially offset by:

-
A $2.0 million increase in miscellaneous income at the holding company as a result of higher revolving credit fees and intercompany interest charges passed through to those subsidiaries that have outstanding borrowings with the holding company.

-
A $0.5 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $19.3 million of pre-tax equity earnings from ATC during the third quarter of 2009, compared with $18.8 million of pre-tax equity earnings during the third quarter of 2008.

Nine Months 2009 Compared with Nine Months 2008

Other Income

Other income at the holding company and other segment decreased $1.3 million during the nine months ended September 30, 2009, compared with the same period in 2008.  The decrease was driven by:

•
An increase in interest expense of $10.5 million at the holding company primarily due to an increase in long-term borrowings in the second quarter of 2009 and an increase in the amortization of deferred financing fees related to credit facilities entered into in the second quarter of 2009 and the fourth quarter of 2008, partially offset by a decrease in interest expense on commercial paper.

•	An approximate $3 million increase in legal and settlement expenses related to resolution of a lawsuit.

•	These decreases were partially offset by:

-
A $6.7 million increase in miscellaneous income at the holding company as a result of higher revolving credit fees and intercompany interest charges passed through to those subsidiaries that have outstanding borrowings with the holding company.

-
A $6.3 million increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  Integrys Energy Group recorded $55.7 million of pre-tax equity earnings from ATC during the nine months ended September 30, 2009, compared with $49.4 million of pre-tax equity earnings during the same period in 2008.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Effective Tax Rate	36.1%	36.5%	(167.5)%	37.7%

Third Quarter 2009 Compared with Third Quarter 2008

The effective tax rate did not change significantly for the quarter ended September 30, 2009, compared with the same quarter in 2008.

Nine Months 2009 Compared with Nine Months 2008

The change in the effective tax rate for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily related to the tax treatment of Integrys Energy Group's $291.1 million non-cash pre-tax goodwill impairment loss.  Although Integrys Energy Group had a $35.4 million loss before income taxes for the nine months ended September 30, 2009, it still recorded a $59.3 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not deductible for income tax purposes.

Discontinued Operations

Third Quarter 2009 Compared with Third Quarter 2008

Income from discontinued operations, net of tax, increased $2.3 million in the third quarter of 2009, compared with the same quarter in 2008.  In July 2009, Integrys Energy Services completed the sale of its energy management consulting business.  The historical financial results of this business were not significant.  The gain on the sale of this business recorded in discontinued operations during the third quarter of 2009 was $3.8 million ($2.3 million after-tax).

Nine Months 2009 Compared with Nine Months 2008

Income from discontinued operations, net of tax, increased $2.5 million in the nine months ended September 30, 2009, compared with the same quarter in 2008 and was primarily driven by the after-tax gain on sale of Integrys Energy Services' energy management consulting business.

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

Due to unprecedented volatility within the global financial markets beginning in the second half of 2008, Integrys Energy Group has been exposed to higher interest costs and challenges, at times, accessing short-term capital markets.  Due to disruptions in the commercial paper markets, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market.  None of these borrowings were outstanding at September 30, 2009.

The previously announced strategy change at Integrys Energy Services and other operating activities have resulted in the generation of positive cash flow from operations during the first nine months of 2009.  This activity, combined with the issuance of $155.0 million of long-term debt by Integrys Energy Group and $75 million of long-term debt by PGL, resulted in an approximate $1.1 billion reduction in consolidated short-term debt outstanding during the first nine months of 2009, with an approximate $105.0 million reduction in cash available to Integrys Energy Group.

Operating Cash Flows

During the nine months ended September 30, 2009, net cash provided by operating activities was $1,494.6 million, compared with net cash used for operating activities of $299.2 million for the same period in 2008.  The $1,793.8 million period-over-period increase in cash provided by operating activities was mainly driven by a $1,708.6 million increase related to lower working capital requirements, primarily due to a $347.5 million decrease in inventories during the nine months ended September 30, 2009, compared with a $696.3 million increase during the same period in 2008.  This difference was driven by an increase in natural gas withdrawn from storage due to the previously announced strategy change at Integrys Energy Services, as well as lower period-over-period natural gas prices.  Also contributing to the decrease in working capital requirements was a $1,170.5 million decrease in accounts receivables and accrued unbilled revenues during the nine months ended September 30, 2009, compared with a $169.8 million decrease during the same period in 2008.  This difference was driven by lower revenues during the third quarter of 2009 compared with the third quarter of 2008, primarily the result of lower natural gas prices.  Partially offsetting this change was a $678.5 million decrease in accounts payable during the nine months ended September 30, 2009, compared with an $18.5 million increase over the same period in 2008, also primarily the result of lower natural gas prices.

Investing Cash Flows

Net cash used for investing activities was $338.2 million during the nine months ended September 30, 2009, compared with $287.3 million for the same period in 2008.  The $50.9 million period-over-period increase in cash used for investing activities was primarily driven by the period-over-period impact of the reimbursement of $99.7 million from ATC in 2008 related to the construction of the transmission facilities required to support Weston 4, partially offset by payments of $17.4 million in 2008 related to the construction of these transmission facilities.  Also partially offsetting the increase in cash used for investing activities were proceeds of $13.2 million from the sale and leaseback of certain solar generation projects at Integrys Energy Services in the second quarter of 2009.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were:

Reportable Segment (millions)	2009	2008	Change
Electric utility	$202.0	$142.3	$59.7
Natural gas utility	98.1	174.8	(76.7)
Integrys Energy Services	18.5	26.3	(7.8)
Holding company and other	23.7	11.8	11.9
Integrys Energy Group consolidated	$342.3	$355.2	$(12.9)

The increase in capital expenditures at the electric utility segment for the nine months ended September 30, 2009, compared with the same period in 2008, was mainly due to increased costs related to wind generation projects, partially offset by the period-over-period decrease in capital expenditures associated with Weston 4.  The decrease in capital expenditures at the natural gas utility segment for the nine months ended September 30, 2009, compared with the same period in 2008, was mainly due to a decrease in costs related to the construction of natural gas laterals that connect WPS's natural gas distribution system to the Guardian II natural gas pipeline, which was completed in February 2009.

Financing Cash Flows

Net cash used for financing activities was $1,265.6 million during the nine months ended September 30, 2009, compared with net cash provided by financing activities of $600.7 million for the same period in 2008.  The $1,866.3 million period-over-period change was driven by a $1,584.0 million increase in repayments of short-term debt borrowings, made possible by the increase in net cash provided by operating activities and the issuance of long-term debt of $155.0 million at Integrys Energy Group in June 2009 and $75.0 million at PGL in September 2009.

Significant Financing Activities

Dividends paid increased in 2009 compared with 2008.  The quarterly common stock dividend was increased, in February 2009, to 68 cents per share from 67 cents per share.

Integrys Energy Group had outstanding commercial paper borrowings of $76.0 million and $808.2 million at September 30, 2009, and 2008, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million at September 30, 2009, and 2008.  Integrys Energy Group did not have borrowings under revolving credit facilities at September 30, 2009, compared with $282.1 million of borrowings under revolving credit facilities at September 30, 2008.  See Note 9, "Short-Term Debt and Lines of Credit," for more information.

In September 2009, PGL issued $75 million of Series UU, 4.63%, 10-year First and Refunding Mortgage Bonds due September 1, 2019.  The net proceeds from the issuance of these bonds were used for general corporate utility purposes, including refinancing of existing short-term debt, and to increase liquidity.  The First and Refunding Mortgage Bonds were sold in a private placement and are not registered under the Securities Act of 1933.

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

According to Standard & Poor's, Integrys Energy Group's corporate credit downgrade reflects weak financial measures that do not support an "A" category credit profile.  Standard & Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business risk profile to “excellent” from “strong” and changed its financial risk profile to “aggressive” from “intermediate.”  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of September 30, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$3,771.4	$190.9	$842.9	$753.6	$1,984.0
Operating lease obligations	74.3	5.9	22.7	18.0	27.7
Commodity purchase obligations (2)	6,575.6	886.0	3,652.9	992.0	1,044.7
Purchase orders (3)	543.4	541.5	1.7	0.2	-
Capital contributions to equity method investment (4)	10.2	10.2	-	-	-
Pension and other postretirement funding obligations (5)	644.5	48.8	203.8	204.5	187.4
Total contractual cash obligations	$11,619.4	$1,683.3	$4,724.0	$1,968.3	$3,243.8

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

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $642.3 million at September 30, 2009, as the amount and timing of payments are uncertain.  See Note 13,"Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the September 30, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 12, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2009 through 2011 are listed below.

(Millions)
WPS
Wind generation projects	$172.6
Electric and natural gas distribution projects	124.8
Environmental projects	92.8
Other projects	144.1

UPPCO
Repairs and safety measures at hydroelectric facilities	40.5
Electric distribution and other projects	34.8

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	26.2

MERC
Natural gas pipe distribution system and other projects	44.0

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects (1)	380.1

NSG
Natural gas pipe distribution system and other projects	49.4

Integrys Energy Services (2)
Solar and other projects	35.0

IBS
Corporate services infrastructure projects	69.9
Total capital expenditures	$1,214.2

(1)
Includes approximately $55 million of expenditures related to the accelerated replacement of cast iron mains at PGL in 2011.  PGL requested recovery in a rider as part of the rate case filed on February 25, 2009.  See Note 21, "Regulatory Environment," for more information.

(2)	Includes only estimated construction expenditures for 2009.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $37 million in 2009 and approximately $7 million in 2010.  No capital contributions are expected in 2011.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of September 30, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants related to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 9, "Short-Term Debt and Lines of Credit," for more information on Integrys Energy Group’s credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 10, "Long-Term Debt," for more information on Integrys Energy Group’s long-term debt covenants.

Integrys Energy Group plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds (net of forecasted dividend payments), and debt and equity financings.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.  See "Other Future Considerations" for additional information.

In March 2009, Integrys Energy Group filed a shelf registration statement which allows it to publicly issue debt, equity, certain types of hybrid securities, and other financial instruments.  Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices, and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

Other Future Considerations

Impact of Financial Market Turmoil

Volatility and uncertainty in the financial markets have impacted Integrys Energy Group in a number of ways.  Due to disruptions in the commercial paper markets beginning in the second half of 2008, Integrys Energy Group made draws under its syndicated revolving credit agreements for funds that would normally have been borrowed in the commercial paper market.  None of these borrowings were outstanding at September 30, 2009.  In addition, Integrys Energy Group believes that a decrease in the number of wholesale counterparties actively trading in the energy markets has reduced market liquidity and increased the risk of counterparty concentrations.  This factor, combined with worsening economic conditions, has also increased the risk of credit losses.  A decline in the overall level of natural gas and electricity prices during the second half of 2008 and the first nine months of 2009 resulted in increased cash margin calls related to purchase contracts utilized by Integrys Energy Group to economically hedge its supply obligations.

In response to the factors discussed above, Integrys Energy Group has taken several steps to improve its available liquidity.  Integrys Energy Services has significantly reduced its origination and customer renewal activity in order to keep its potential capital requirements within the liquidity that is currently available.  For the business that continues to be transacted, Integrys Energy Services has adjusted its product pricing strategy to account for the increased collateral requirements, business risks, and potential cash margining impact.  This new pricing strategy has reduced the flow of new business, therefore reducing future liquidity requirements, while improving the profitability of transactions that are executed.  Integrys Energy Services executed a novation agreement with a large financial institution whereby a number of physical and financial contracts were consolidated with a single counterparty in order to achieve the netting of collateral and credit support requirements.  This novation had the effect of reducing the current requirements of these contracts as well as any fluctuations going forward.  Additionally, Integrys Energy Services completed the sale of its Canadian natural gas and electric power contract portfolio, which significantly reduced requirements to issue parental guarantees and letters of credit, as well as the risk of potential future working capital requirements.

Management believes that these efforts have significantly reduced Integrys Energy Group’s exposure to adverse market conditions.  While the impact of continued market volatility and the extent and impacts of the economic downturn cannot be predicted, Integrys Energy Group currently believes it has sufficient operating flexibility and access to funding sources to maintain adequate liquidity.

The volatility in global capital markets during 2008 led to a reduction in the current market value of long-term investments held in Integrys Energy Group's pension and other postretirement benefit plan trusts.  The decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses and additional future funding requirements.

Integrys Energy Services Business Segment Strategy Change

In February 2009, Integrys Energy Group made a decision to divest of or significantly reduce the size of its nonregulated energy services business segment to a smaller segment with significantly reduced credit and collateral support requirements, with substantially all of this expected to be accomplished by the end of 2010.  Integrys Energy Group intends to redeploy the capital to areas with more desirable risk-adjusted rates of return to achieve the greatest value for our investors.  This strategy change will yield proceeds and/or free up invested capital that will be redeployed to support core utility businesses and strengthen the company's balance sheet.  This will reduce risk and financial requirements at a time when global credit and financial markets are constraining availability and increasing the cost of capital.  Integrys Energy Group expects to finalize the execution of this process by the end of 2010 through a series of transactions or contractual arrangements, some of which have already been accomplished and are described below.  Once finalized, Integrys Energy Group expects its liquidity needs to decrease by as much as $1 billion and would reduce its existing credit facilities.  Integrys Energy Group may also use any proceeds, as well as the return of invested capital, to reduce outstanding debt or invest in areas with more desirable risk adjusted rates of return to achieve the highest value for its shareholders.

To date several transactions have been closed or are pending closing after execution of definitive agreements.  In July 2009, the energy management consulting business was sold.  In September 2009, a subsidiary of Integrys Energy Services closed on the sale of nearly all of its Canadian natural gas and electric power contract portfolio.  The transaction is expected to result in an estimated $350 million reduction of Integrys Energy Group’s collateral support requirements, of which approximately $140 million was recovered as of September 30, 2009.  A total of $300 million is expected to be recovered by the end of 2009.  In October 2009, a definitive agreement was entered into to sell the Integrys Energy Services United States wholesale natural gas business.  See Note 4, "Integrys Energy Services Strategy Change," for more information.

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

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law. SB 1918 contains a provision that allows PGL and NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense per the income statement.  PGL and NSG filed this rider with the ICC in September 2009 and began recording the effects of this provision at that time.  The ICC must act on the filing by March 2010.  See Note 21, "Regulatory Environment," for more information.

Goodwill Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  Goodwill is required to be tested on an annual basis and between required annual testing dates if certain conditions exist.  One of these conditions is a change in business climate, which may be evidenced by, among other things, a prolonged decline in a company's market capitalization below book value.  Any annual or interim goodwill impairment test could result in the recognition of additional goodwill impairment losses.  See Note 8, "Goodwill and Other Intangible Assets," for information on goodwill balances for Integrys Energy Group's reporting units at September 30, 2009.

New Laws

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect the company.  Most notably, a provision of ARRA provides Integrys Energy Group with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be substantial.  Other provisions of ARRA provide Integrys Energy Group with elections to select among a production tax credit, an investment tax credit, or a federal grant for wind generating facilities that will go into service later in 2009.  Integrys Energy Group currently plans to take production tax credits on power generated by these facilities, but is evaluating the other alternatives mentioned.  Integrys Energy Group submitted a request to the Department of Energy requesting funds under ARRA to be used for smart grid related projects within WPS’s and UPPCO’s service territories in the areas of advanced metering infrastructure, advanced distribution system management, and meter data management. In October 2009, Integrys Energy Group was informed that its projects were not selected for ARRA funding.

In February 2009, Wisconsin Act 2 was signed into law.  Act 2 contains various tax provisions intended to reduce Wisconsin's current budget gap.  Most notably, this Act will require Integrys Energy Group and its subsidiaries to file a Wisconsin income tax return as a combined group.  As a result, all of Integrys Energy Group's income will be subject to apportionment and taxation in Wisconsin.  In 2009, the company recorded an adjustment to deferred taxes.  See Note 12, "Income Taxes."  In the future, Integrys Energy Group may experience higher or lower Wisconsin income taxes depending on the mix and type of income.  In the short-term, after the adjustment to deferred taxes, this law is expected to generate a small benefit for Integrys Energy Group.

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

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Condensed Consolidated Balance Sheets, with an offsetting entry to other comprehensive income (for the effective portion of cash flow hedges), also on Integrys Energy Group's Condensed Consolidated Balance Sheets, or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the nine months ended September 30, 2009.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2008 (1)	$294.0	$(135.4)	$158.6
Less: Contracts realized or settled during period (2)	283.6	(171.7)	111.9
Plus: Changes in fair value of contracts in existence at September 30, 2009 (3)	84.0	(176.4)	(92.4)
Fair value of contracts at September 30, 2009 (1)	$94.4	$(140.1)	$(45.7)

(1)
Reflects the values reported on the balance sheets for net mark-to-market current and long-term risk management assets and liabilities as of those dates.  The fair value of contracts at December 31, 2008, includes $6.6 million of net assets held for sale.

(2)	Includes the value of contracts in existence at December 31, 2008, that were no longer included in the net mark-to-market assets as of September 30, 2009.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2008, and contracts that were entered into subsequent to December 31, 2008, which were included in Integrys Energy Services' portfolio at September 30, 2009, as well as gains and losses at the inception of contracts.

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

Integrys Energy Services
Risk Management Contract Aging at Fair Value
As of September 30, 2009 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 years	Total Fair Value
Level 1	$(74.0)	$(67.6)	$(0.8)	$-	$(142.4)
Level 2	(20.4)	23.1	3.1	1.6	7.4
Level 3	44.4	46.3	(2.0)	0.6	89.3
Total fair value	$(50.0)	$1.8	$0.3	$2.2	$(45.7)

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

The VaR for Integrys Energy Services' trading portfolio at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2009	2008

As of September 30	$0.7	$1.1
Average for 12 months ended September 30	1.0	1.3
High for 12 months ended September 30	1.3	2.3
Low for 12 months ended September 30	0.7	0.9

The VaR for Integrys Energy Services' trading portfolio at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2009	2008

As of September 30	$3.3	$4.8
Average for 12 months ended September 30	4.5	5.9
High for 12 months ended September 30	5.6	10.2
Low for 12 months ended September 30	3.3	4.2

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

Due to decreases in short-term borrowings in the last year, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at September 30, 2009, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $2.1 million.  Comparatively, based on the variable rate debt outstanding at September 30, 2008, an increase in interest rates of 100 basis points would have increased annual interest expense by $11.3 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in its 2008 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in Integrys Energy Group's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 13, "Commitments and Contingencies."

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of Integrys Energy Group’s 2008 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2009.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: November 4, 2009	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009
Exhibit No.	Description

3.1	Amendments to the By-Laws of Integrys Energy Group, Inc. effective September 17, 2009 (Incorporated by reference to Exhibit 3.1 to Integrys Energy Group’s Form 8-K filed September 21, 2009)

3.2	Integrys Energy Group, Inc. By-Laws as in effect at September 17, 2009 (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group’s Form 8-K filed September 21, 2009)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group