Form 10-K
period 2009-12-31
INTEGRYS ENERGY GROUP, INC.
filed 2010-02-26
CIK 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation) 130 East Randolph Drive Chicago, IL 60601 (312) 228-5400	39-1775292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange

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

$2,291,910,925 as of June 30, 2009

Number of shares outstanding of each class of common stock, as of February 24, 2010

Common Stock, $1 par value, 76,522,377 shares

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 13, 2010 is incorporated by reference into Part III.

INTEGRYS ENERGY GROUP, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

i

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2009.  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group's regulated businesses;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries, changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, energy efficiency mandates, renewable energy standards, and reliability standards, and changes in tax and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject;

●
Current and future litigation and regulatory investigations, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, compliance with Clean Air Act requirements at generation plants, and prudence and reconciliation of costs recovered in revenues through an automatic gas cost recovery mechanism;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of Integrys Energy Group and its subsidiaries;
●
The risks related to executing the strategy change associated with Integrys Energy Group's nonregulated energy services business, including the restructuring of its retail natural gas and retail electric marketing business;

●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS and various state, local, and Canadian revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which Integrys Energy Group's subsidiaries operate;
●	The retention of market-based rate authority;
●	The risk associated with the value of goodwill or other intangibles and their possible impairment;
●	Investment performance of employee benefit plan assets and the related impact on future funding requirements;
●	Changes in technology, particularly with respect to new, developing, or alternative sources of generation;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including mergers, acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;

●
The effectiveness of risk management strategies, the use of financial and derivative instruments, and the ability to recover costs from customers in rates associated with the use of those strategies and financial instruments;

●
The risk of financial loss, including increases in bad debt expense, associated with the inability of Integrys Energy Group's and its subsidiaries' counterparties, affiliates, and customers to meet their obligations;

●	Customer usage, weather, and other natural phenomena;
●	The utilization of tax credit and loss carryforwards;
●	Contributions to earnings by non-consolidated equity method and other investments, which may vary from projections;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by Integrys Energy Group from time to time with the SEC.

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

For financial information on Integrys Energy Group's foreign and domestic revenues, foreign and domestic long-lived assets, revenues from external customers, net income (loss) attributed to common shareholders and total assets by reportable segment, see Note 25, "Segments of Business."  For financial information about Integrys Energy Group’s reportable segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations."

Integrys Energy Group, Inc.

Integrys Energy Group was incorporated in Wisconsin in 1993.  Integrys Energy Group is a holding company for its regulated utility and nonregulated business units.

Natural Gas Utility Segment

The natural gas utility segment includes the regulated natural gas utility operations of WPS, MGU, MERC, PGL, and NSG.  WPS, a Wisconsin corporation, began operations in 1883.  MGU and MERC, both Delaware corporations, began operations upon the acquisition of their natural gas distribution operations in Michigan and Minnesota, respectively, from Aquila, Inc. in April 2006 and July 2006, respectively.  PGL and NSG, both Illinois corporations, began operations in 1855 and 1900, respectively.  Integrys Energy Group acquired PGL and NSG in February 2007 in the PEC merger.  For the last three years, all of the natural gas utility segment's revenues were earned within the United States and all assets were located within the United States.

Electric Utility Segment

The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.  UPPCO, a Michigan corporation, began operations in 1884.  For the last three years, all of the electric utility segment's revenues were earned within the United States and all assets were located within the United States.

Integrys Energy Services

Integrys Energy Services, a Wisconsin corporation, was established in 1994.  Integrys Energy Services is a diversified nonregulated energy supply and services company serving retail customers (residential, commercial, and industrial).  Integrys Energy Services provides energy supply solutions, products, and strategies that enable customers to manage energy needs while capitalizing on opportunities resulting from deregulated markets.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction," for a discussion of the revised strategy for Integrys Energy Services going forward.

Electric Transmission Investment

The electric transmission investment segment consists of WPS Investments, LLC’s approximate 34% ownership interest in ATC.  As of December 31, 2009, WPS Investments was owned 84.5% by Integrys Energy Group, 12.8% by WPS, and 2.7% by UPPCO.  ATC is a federally regulated electric transmission company with operations in Wisconsin, Michigan, Minnesota, and Illinois.  ATC began operations in 2001. See Note 9, "Investments in Affiliates, at Equity Method," for more information about ATC.

Holding Company and Other Segment

The holding company and other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from Integrys Energy Group’s investment in WRPC are included in the Holding Company and Other segment.

B.  REGULATED NATURAL GAS UTILITY OPERATIONS

Integrys Energy Group provides regulated natural gas utility service to approximately 1,669,000 residential, commercial and industrial, transportation, and other customers located in Chicago and northern suburbs of Chicago, northeastern Wisconsin, adjacent portions of Michigan's Upper Peninsula, various cities and communities throughout Minnesota, and in the southern portion of lower Michigan.

Facilities

For information regarding the regulated natural gas facilities, see Item 2, "Properties."  For Integrys Energy Group's utility plant asset book value, see Note 6, "Property, Plant, and Equipment."

Natural Gas Supply

Integrys Energy Group's natural gas utilities manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet their varying customer usage patterns at the lowest reasonable cost.

Integrys Energy Group's regulated natural gas subsidiaries contract for fixed-term firm natural gas supplies with various natural gas suppliers each year (in the United States and Canada) to meet the November through March winter period demand of firm system sales customers.  Integrys Energy Group's regulated natural gas supply requirements are met through a combination of physical fixed price purchases, storage (contracted and owned), natural gas call options, and physical index price purchases.  To supplement natural gas supplies and minimize risk, Integrys Energy Group purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts rather than on the daily spot market.  During periods of colder than normal weather or when the opportunity arises, natural gas may be purchased in the daily spot market.

Integrys Energy Group's natural gas utilities contract with local distribution companies, interstate pipelines, and storage operators that own underground storage fields to purchase underground storage capacity and have two company-owned storage fields.  Integrys Energy Group's natural gas utilities contract with local distribution companies and interstate pipelines to purchase firm transportation.  Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides Integrys Energy Group with the ability to purchase steady levels of natural gas on a year-round basis, thus lowering supply cost volatility.

For further information on Integrys Energy Group's regulated natural gas utility supply and transportation contracts, see Note 16, "Commitments and Contingencies."

Integrys Energy Group's natural gas utilities had adequate capacity to meet all firm natural gas load obligations during 2009 and expect to have adequate capacity to meet all firm obligations during 2010.  Integrys Energy Group's natural gas utilities forecast design peak-day throughput of 3,897 thousands of dekatherms (MDth) for the 2009 through 2010 heating season.

The deliveries to customers (including transportation customers) in MDth for Integrys Energy Group's regulated natural gas utility operations were as follows:

(MDth)	2009	2008	2007
Natural gas purchases	225,719	250,967	202,803
Customer-owned natural gas received	164,676	182,919	160,581
Underground storage, net	1,080	(3,469)	(18,486)
Hub fuel in kind	141	135	134
Liquefied petroleum gas	12	5	4
Owned storage cushion injection	(1,272)	(1,280)	(1,278)
Contracted pipeline and storage compressor fuel, franchise requirements, and unaccounted-for natural gas	(9,692)	(11,042)	(13,451)
Total	380,664	418,235	330,307

Regulatory Matters

Legislation and Regulation at State Level

The natural gas retail rates of Integrys Energy Group's regulated natural gas utilities are regulated by the ICC, PSCW, MPSC, and MPUC.  These commissions have general supervisory and regulatory powers over public utilities in their respective jurisdictions.

Sales are made and services rendered by the regulated natural gas utilities pursuant to rate schedules on file with the respective commissions containing various service classifications largely reflecting customers' different uses and levels of consumption.  In addition to the rates for distribution of natural gas, Integrys Energy Group's regulated natural gas utilities bill customers on a one-for-one basis through a purchased gas adjustment clause representing prudently incurred costs of delivered natural gas, transportation, and storage services purchased, as well as gains, losses, and costs incurred under hedging programs, the amount of which is also subject to applicable commission authority.  Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases.

All of Integrys Energy Group's utility subsidiaries are required to provide service and grant credit (with applicable deposit requirements) to customers within their service territories.  The utilities are generally precluded from discontinuing service to residential customers who do not pay their bills during winter moratorium months.  Both federal and certain state governments have legislation that provides for a limited amount of additional funding for assistance to low-income energy users, including customers of the utilities.

See Note 24, "Regulatory Environment," for recent Illinois legislation affecting PGL and NSG regarding bad debt expense and new customer assistance programs, discussion of MGU's 2010 rate order which includes a new bad debt tracking mechanism, and decoupling mechanisms in place for certain natural gas utilities.

Legislation and Regulation at Federal Level

Most of the natural gas distributed by Integrys Energy Group is transported to its distribution systems by interstate pipelines.  The pipelines' services (transportation and storage) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978.

Under United States Department of Transportation regulations, the state commissions are responsible for monitoring the regulated natural gas utilities' safety compliance programs for their pipelines under 49 Code of Federal Regulations (CFR) Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

PGL utilizes its storage and transmission assets as a natural gas hub.  This activity is regulated by the FERC and consists of providing wholesale transportation and storage services in interstate commerce.

Other Matters

Seasonality

The natural gas throughput of Integrys Energy Group's regulated natural gas utilities follows a seasonal pattern because the heating requirements of customers are temperature driven.  Specifically, customers typically use more natural gas during the winter months.  During 2009, the regulated natural gas utility segment recorded approximately 70% of its revenues in January, February, March, November, and December.

Competition

Integrys Energy Group's regulated natural gas utility operations face competition from other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels.  Due to the volatility of energy commodity prices, Integrys Energy Group has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change.

Natural gas transportation service and interruptible natural gas sales are offered to enable customers to better manage their energy costs.  Transportation customers purchase natural gas directly from third-party natural gas suppliers and contract with one of Integrys Energy Group's natural gas utility entities to transport the natural gas from pipelines to their facilities.  Additionally, some customers have elected to purchase their natural gas commodity directly from one of Integrys Energy Group's natural gas utility entities on an interruptible basis, as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

Working Capital Requirements

The working capital needs of Integrys Energy Group's regulated natural gas utility operations vary significantly over time due to volatility in levels of natural gas inventories and the price of natural gas.  Integrys Energy Group's regulated natural gas utilities' working capital needs are met by cash generated from operations and debt (both long-term and short-term).  The seasonality of natural gas revenues causes the timing of cash collections to be concentrated from January through June.  A portion of the winter natural gas supply needs is typically purchased and stored from April through November.  Also, planned capital spending on the natural gas distribution facilities is concentrated in April through November.  Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings during the late summer and fall.  Short-term debt is typically reduced over the January through June period.

C.  REGULATED ELECTRIC UTILITY OPERATIONS

Integrys Energy Group's regulated electric utility operations are provided through WPS and UPPCO to approximately 489,000 residential, commercial and industrial, wholesale, and other customers.  WPS's regulated electric operations generate and distribute electric energy mainly to northeastern Wisconsin and a small portion of Michigan's Upper Peninsula.  UPPCO provides electric energy in Michigan's Upper Peninsula.  Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.

In 2009, WPS reached a firm net design peak of 2,264 megawatts (MW) on June 24.  At the time of this summer peak, WPS's total firm resources (i.e., generation plus firm purchases) totaled 3,196 MW.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning load, the summer period is the most relevant for WPS's regulated electric utility capacity.  The PSCW requires WPS to maintain a planning reserve margin above its projected annual peak demand forecast to help ensure reliability of electric service to its customers.  WPS expects future supply reserves to meet the minimum planning reserve margin criteria through 2010.  The PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten), and the short-term (planning year one) reserve margin for Wisconsin utilities follows the planning reserve margin established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff.  In 2009, UPPCO reached a firm net design peak of 139 MW on July 27.  At the time of this peak, UPPCO's total firm resources totaled 150 MW.  The MPSC has not established minimum guidelines for future supply reserves.

WPS and UPPCO had adequate capacity through company-owned generation units and purchased power contracts to meet all firm electric load obligations during 2009 and expect to have adequate capacity to meet all obligations during 2010.

Facilities

For a complete listing of Integrys Energy Group's regulated electric utility facilities, see Item 2, "Properties."  For Integrys Energy Group's utility plant asset book value, see Note 6, "Property, Plant, and Equipment."

Electric Supply

Both WPS and UPPCO are members of MISO, a FERC-approved, independent, non-profit organization, which operates a financial and physical electric wholesale market in the Midwest.  WPS and UPPCO offer their generation and bid their customer load into the MISO market.  MISO evaluates WPS's, UPPCO's, and other market participants' energy injections into, and withdrawals from, the system to economically dispatch electricity within the system.  MISO settles the participants' offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy.

Electric Generation and Supply Mix

The sources of Integrys Energy Group's regulated electric utility supply were as follows:

(Millions)
Energy Source (kilowatt-hours)	2009	2008
Company-owned generation units
Coal	8,974.3	9,570.9
Natural gas, fuel oil, and tire derived	71.4	201.7
Hydroelectric	225.9	261.2
Wind	46.4	17.8
Total company-owned generation units	9,318.0	10,051.6
Purchased power contracts
Nuclear (Kewaunee Power Station)	2,663.9	2,656.8
Natural gas (Fox Energy Center, LLC and Combined Locks Energy Center, LLC)	673.7	699.5
Hydroelectric	569.5	369.4
Wind	136.9	109.0
Other	571.1	167.8
Total purchased power contracts	4,615.1	4,002.5
Purchased power from MISO	1,898.9	1,934.0
Purchased power from other	54.4	78.9
Total purchased power	6,568.4	6,015.4
Opportunity sales
Sales to MISO	(462.5)	(539.8)
Net sales to other	(450.5)	(303.2)
Total opportunity sales	(913.0)	(843.0)
Total Integrys Energy Group electric utility supply	14,973.4	15,224.0

Fuel Costs

The cost of fuel per generation of one million British thermal units (Btus) was as follows:

Fuel Type	2009	2008
Coal	$1.94	$1.78
Natural gas	6.73	9.74
Fuel oil	17.09	19.07

Coal Supply

Coal is the primary fuel source for WPS's regulated electric generation facilities, the majority of which is purchased from Powder River Basin mines located in Wyoming.  This low sulfur coal has been WPS's lowest cost coal source from any of the subbituminous coal-producing regions in the United States.  WPS's regulated fuel portfolio strategy is to maintain a 25- to 40-day supply of coal at each plant site.

Historically, WPS has purchased coal directly from the producer for its wholly owned plants.  Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPS for its share of the coal costs.  At December 31, 2009, WPS had coal transportation contracts in place for 90% of its 2010 coal transportation requirements.  For more information on coal purchases and coal deliveries under contract, see Note 16, "Commitments and Contingencies."

Power Purchase Agreements

Integrys Energy Group's regulated electric facilities enter into short-term and long-term power purchase agreements to meet a portion of electric energy supply needs.  The most significant of these is an agreement through 2013 with Dominion Energy Kewaunee, LLC to purchase energy and capacity from the Kewaunee Power Station consistent with volumes available when WPS owned the facility.  For more information on power purchase obligations, see Note 16, "Commitments and Contingencies."

Regulatory Matters

Integrys Energy Group's electric utility operations are regulated by the PSCW, MPSC, and FERC.  WPS's retail electric rates are regulated by the PSCW and MPSC, and UPPCO's retail electric rates are regulated by the MPSC.  The FERC regulates wholesale electric rates for WPS and UPPCO.  In 2009, retail electric revenues accounted for 78.7% of total electric revenues, while wholesale electric revenues accounted for 21.3% of total electric revenues.

The PSCW sets rates through its ratemaking process, which is based upon recovery of operating costs and a return on invested capital.  One of the cost recovery components is fuel and purchased power, which is governed by a fuel window mechanism, as described in Note 1(e), "Summary of Significant Accounting Policies – Revenue and Customer Receivables."  The MPSC and FERC ratemaking processes are similar to those of the PSCW, with the exception of fuel and purchased power, which are recovered on a one-for-one basis.

See Note 24, "Regulatory Environment," for information regarding the rate cases and decoupling mechanisms of Integrys Energy Group's electric utilities.

Hydroelectric Licenses

WPS, UPPCO, and WRPC (a company in which WPS has 50% ownership) have long-term licenses from the FERC for all of their hydroelectric facilities.

Other Matters

Seasonality

Integrys Energy Group's regulated electric utility sales in Wisconsin generally follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures.  Regulated electric utility sales in Michigan do not follow a significant seasonal trend due to cooler climate conditions in the Upper Peninsula of Michigan.

Generally, during the winter months, the purchase price of fuel (natural gas and fuel oil) for generation is heavily influenced by weather and the availability of baseload generation units within the MISO energy market.  Sustained colder than normal weather and unexpected extended generation outages can influence fuel supply and demand, impacting the production costs at Integrys Energy Group's natural gas and oil-fired facilities, as well as natural gas supply commitments under power purchase agreements. For Integrys Energy Group's regulated electric utility segment, the impact on utility production costs is partially managed through the WPS Electric Risk Management Plan.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial and industrial customers into their service territories.  As a result, there is competition among utilities to keep energy rates low.  Wisconsin utilities have continued to refine regulated tariffs in order to provide the true cost of electric energy to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes.  Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources, such as self-generation by large industrial customers and alternative energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan, primarily due to a lack of excess generation and transmission system capacity.

D.  INTEGRYS ENERGY SERVICES

Integrys Energy Services and its subsidiaries market energy and related products in the retail market serving commercial, industrial, direct, and "aggregated" small commercial and residential customers.  Aggregated customers are municipalities, associations, or groups of customers that have joined together to negotiate purchases of electric or natural gas energy as a larger group.

Integrys Energy Services is investing in and promoting renewable energy, which it believes is important to the future of the energy industry.  Clean, renewable, and efficient energy sources are developed, acquired, owned, and operated by Integrys Energy Services.  Integrys Energy Services assists customers with selecting an energy solution that meets their needs and collaborates with energy developers of wholesale energy projects to overcome challenges with integrating the technical, regulatory, and financial aspects of their projects.

Integrys Energy Services utilizes derivative instruments, including forwards, futures, options, and swaps, to manage its exposure to market risks from its generation and energy supply portfolios in accordance with limits and approvals established in its risk management and credit policies.

For more information on the trading and risk management activities of Integrys Energy Services, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Price Risk Management Activities."

Recent Developments

Since the beginning of 2009, Integrys Energy Services has been in the process of reevaluating its strategy with a focus on reducing its scale and risk profile.  The result of this evaluation was the decision to exit its wholesale natural gas and wholesale electric businesses, its Canadian energy marketing business, its energy management consulting business, certain retail markets, and a portion of its electric generation fleet.  The remaining business lines will continue to invest in growing a portfolio of retail natural gas and electric customers as well as energy assets with renewable attributes.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction," and Note 4, "Dispositions," for a discussion of the current strategy for Integrys Energy Services.

Facilities
Generation

For information regarding the energy asset facilities owned by Integrys Energy Services, see Item 2, "Properties."  For Integrys Energy Group's nonregulated plant asset book value, see Note 6, "Property, Plant, and Equipment."

Renewable Energy

In response to customers' growing interest in sustainability and Integrys Energy Group's own concern for the environment, Integrys Energy Services is now focusing on delivering value-added energy services and renewable commodities to its retail customers.  Product offerings include renewable natural gas and electric products and development of green power generation projects.  See Item 2, "Properties," for more information on renewable energy projects.

Fuel Supply for Generation Facilities

Integrys Energy Services' fuel inventory policy varies for each generation facility depending on the type of fuel used and available natural gas storage facilities.  The cost of the majority of the fuel used by the generation facilities is subject to market price volatility, and the facilities are run to produce energy when economical at current fuel prices.  Integrys Energy Services' only coal-fired merchant generation facility is its Westwood facility located in Pennsylvania.  Actual fuel needs in 2010 will depend on market conditions and operational capability of the Westwood facility.  However, Integrys Energy Services' Westwood facility burns waste coal left behind by mining operations and has several years’ supply on site.  All fuel is located within a seven-mile radius of the plant.

Energy Supply

Physical supply obligations are created when Integrys Energy Services executes forward customer sales contracts.  Integrys Energy Services' electricity and natural gas supply requirements are primarily met through the procurement of natural gas and electricity in the wholesale markets.  Integrys Energy Services does not own any reserves, so all natural gas supply is procured from producers and other suppliers in the wholesale markets.

Retail Electricity

The majority of Integrys Energy Services' obligations to provide physical electricity result from forward retail sales to commercial and industrial customers, many of which are through full-requirements contracts.  Integrys Energy Services uses a combination of bilateral electricity purchase agreements from generation companies and other marketers as well as regional power pools to meet those obligations.

Retail Natural Gas

Physical natural gas supply obligations are created by the execution of forward retail sales contracts by Integrys Energy Services' retail marketing operation.  Commercial and industrial customers, as well as some residential customers, make up the majority of its sales commitments.  Natural gas is sourced in the wholesale markets at the customer load regions, or in some cases is transported to the customer load regions using natural gas transportation contracts.

Regulatory Matters

Integrys Energy Services is a FERC-authorized power marketer and has all of the licenses required to conduct business in the states in which it operates.

Other Matters

Customer Segmentation

As of December 31, 2009, Integrys Energy Services was delivering electricity and natural gas supply to customers in 20 states.  Integrys Energy Services periodically reviews and evaluates the profitability of its operations in each of these markets.  Integrys Energy Services continues to concentrate on adding customers in existing markets and emphasizing business that provides the appropriate rate of return, but currently has no plans to expand into new geographic regions.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction," for a discussion of the current strategy for Integrys Energy Services.

As of December 31, 2009, Integrys Energy Services was serving electric customers within 18 states, including its largest markets in Illinois, New York, Mid-Atlantic and New England regions.  Integrys Energy Services was also serving natural gas customers within eight states, including its largest markets in Wisconsin, Illinois, Michigan, and Ohio.

Although Integrys Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from industries related to paper and allied products, food and kindred products, chemicals and paint, and steel and foundries.

Seasonality

Integrys Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others.  Sales of natural gas generally peak in the winter months, while sales of electricity generally peak in the summer months.  Generally in the summer months, the demand for electricity is high, which increases the price at which electricity can be sold.  In periods of high residential natural gas and oil consumption (generally the winter months), the purchase price of oil and natural gas increases, which increases the production costs at Integrys Energy Services' natural gas- and oil-fired generation facilities.  Integrys Energy Services' business can be volatile as a result of market conditions and the related market opportunities available to its customers.

Competition

Integrys Energy Services is a nonregulated retail energy marketer that competes against regulated utilities and other retail energy marketers.  Integrys Energy Services competes with other energy providers on the basis of price, reliability, customer service, product offerings, financial strength, consumer convenience, performance, and reputation.

The competitive landscape differs in each regional area and within each targeted customer segment.  For residential and small commercial customers, the primary competitive challenges come from the incumbent utility and affiliated utility marketing companies.  The large commercial, institutional, and industrial segments are very competitive in most markets with nearly all natural gas customers having already switched away from utilities to an alternative provider.  National affiliated marketers, energy producers, and other independent retail energy companies compete for customers in this segment.

The incumbent regulated utilities and the nationally-branded utility affiliates typically benefit from the economies of scale derived from the strength of substantial asset-based balance sheets and vertically integrated business models that combine production, transmission, and distribution assets.  These advantages are offset by the lack of flexibility to offer multiple product choices to their customers, and the nationally-branded utility affiliates struggle with long-term focus and cultural adaptation to a nonregulated market environment.

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

Working Capital

The working capital needs of Integrys Energy Services vary significantly over time due to volatility in commodity prices and related margin calls, and levels of natural gas storage inventories.  Integrys Energy Services' working capital needs are met by cash generated from operations, equity infusions, and debt (both long-term and short-term).  Integrys Energy Services has the ability to borrow up to $400 million through an intercompany loan agreement with Integrys Energy Group.  Integrys Energy Group has provided total parental guarantees of $958.4 million on behalf of Integrys Energy Services.

E.  ENVIRONMENTAL MATTERS

For information on environmental matters related to Integrys Energy Group and its subsidiaries, see Note 16, "Commitments and Contingencies."

F.  CAPITAL REQUIREMENTS

For information on capital requirements related to Integrys Energy Group, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

G.  EMPLOYEES

At December 31, 2009, Integrys Energy Group’s consolidated subsidiaries had the following employees:

	Total Number of Employees	Percentage of Employees Covered by Collective Bargaining Agreements
WPS	1,462	65%
IBS	1,318	-
PGL	1,109	83%
Integrys Energy Services	436	1%
MERC	223	19%
NSG	166	81%
MGU	165	68%
UPPCO	146	78%
Total	5,025	45%

Integrys Energy Group’s subsidiaries have collective bargaining agreements with various unions which are summarized in the table below.

Union	Subsidiary	Contract Expiration Date
Local 310 of the International Union of Operating Electricians	WPS	October 13, 2012
Local 18007 of the Utility Workers Union of America	PGL	April 30, 2013
Local 31 of the International Brotherhood of Electrical Workers, AFL CIO	MERC	May 31, 2011
Local 2285 of the International Brotherhood of Electrical Workers	NSG	June 30, 2013
Local 12295 of the United Steelworkers of America, AFL CIO CLC	MGU	January 15, 2015
Local 417 of the Utility Workers Union of America, AFL CIO	MGU	February 15, 2012
Local 510 of the International Brotherhood of Electrical Workers, AFL CIO	UPPCO	April 12, 2014

H.  AVAILABLE INFORMATION

Integrys Energy Group files the following reports with the SEC:

•	Annual Report on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Proxy statements;
•	Registration statements, including prospectuses;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

Integrys Energy Group makes these reports available, free of charge, on its Internet website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's Code of Conduct may also be accessed on Integrys Energy Group's website, and any amendments to or waivers from the Code of Conduct will be timely disclosed on Integrys Energy Group's website.  Reports, statements, and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports, statements, or amendments.  Integrys Energy Group is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may obtain materials filed with the SEC by Integrys Energy Group at the SEC Public Reference Room at 100 F Street, NE, Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.  You may also view Integrys Energy Group’s reports, proxy statements, and other information (including exhibits) filed electronically with the SEC, at the SEC's website at www.sec.gov.

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

The rates that Integrys Energy Group's regulated utilities are allowed to charge for their retail and wholesale services are some of the most important items influencing its business, financial position, results of operations, and liquidity.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the applicable regulatory commissions will judge all the costs of the regulated utilities to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs or provide for a reasonable return on equity.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  If recovery of costs is not approved or is no longer deemed probable, regulatory assets would be recognized in current period expense and could have a material impact on Integrys Energy Group's financial results.

Integrys Energy Group is subject to comprehensive regulation by several federal and state regulatory agencies and local governmental bodies, which significantly influences its operating environment and may affect Integrys Energy Group's ability to recover costs from utility customers.  In particular, the PSCW, ICC, MPSC, MPUC, FERC, SEC, EPA, Minnesota Office of Pipeline Safety, United States Department of Transportation, WDNR, Michigan Department of Natural Resources and Environment, the city of Chicago, and Illinois Environmental Protection Agency regulate many aspects of Integrys Energy Group's utility operations, including, but not limited to, construction and operation of facilities, conditions of service, the issuance of securities, and the rates that it can charge customers.  Integrys Energy Group is required to have numerous permits, approvals, and certificates from these agencies to operate its business.  Failure to comply with any applicable rules or regulations may lead to penalties, customer refunds, or other amounts, which could have a material impact on the financial results of Integrys Energy Group.

Existing statutes and regulations may be revised or reinterpreted by these agencies, or these agencies may adopt new laws and regulations that apply to Integrys Energy Group.  Integrys Energy Group is unable to predict the impact on its businesses and operating results of any such actions by these agencies.  However, changes in regulations or the imposition of additional regulations may require Integrys Energy Group to incur additional expenses or change business operations, which may have an adverse impact on results of operations.  In addition, federal regulatory reforms may produce unexpected changes and costs in the public utility industry.

Integrys Energy Group may face significant costs to comply with the regulation of greenhouse gas emissions.

Climate change and the effect of greenhouse gas emissions, most notably carbon dioxide, are increasingly becoming a concern for the energy industry.  While there is currently no federal legislation in the United States that mandates the reduction of greenhouse gas emissions, it is possible that such legislation may be enacted in the future.  In addition, the EPA may adopt regulations under the Clean Air Act.  To that end, federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases, including bills pending in the United States Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset greenhouse gas emissions.  However, until legislation is passed at the federal or state level, it remains unclear as to (1) which industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance.  Integrys Energy Group is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs, but at this time, it is uncertain as to the effect climate change regulation may have on Integrys Energy Group's future operations, capital expenditures, and financial results.

Based on the complexity and uncertainty of these issues, it is possible that future carbon regulation will increase the cost of electricity produced at coal-fired generation units and may affect the capital expenditures Integrys Energy Group would make at its generation units.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant.  In addition, future legislation designed to reduce greenhouse gas emissions could make some of the generating units uneconomical to maintain or operate and could impact future results of operations, cash flows, and financial condition if such costs are not recoverable through regulated rates.

Integrys Energy Group's natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.  Carbon dioxide is also a byproduct of natural gas consumption.  As a result, future legislation to regulate the emission of greenhouse gases could increase the price of natural gas, restrict the use of natural gas, adversely affect the ability to operate our natural gas facilities, and/or reduce natural gas demand.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed Integrys Energy Group's estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating, and other costs, including remediation and containment expenses and monitoring obligations.  Integrys Energy Group cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating cleanup and compliance costs and the possibility that changes will be made to the current environmental laws and regulations.

Integrys Energy Group's natural gas utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with their former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities.  Regulatory assets reflect the net amount of (1) costs incurred to date, (2) carrying costs (excluding those for WPS, which are not recoverable), (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs Integrys Energy Group will spend in the future for investigating and remediating the manufactured gas plant sites.  Integrys Energy Group believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under approved mechanisms for the recovery of prudently incurred costs.  A change in these rate recovery mechanisms, however, or a decision by the applicable state commission that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.  For more information, see Note 16, "Commitments and Contingencies."

WPS owns coal-fired electric generating facilities at which it has performed maintenance activities that the EPA could determine were subject to Clean Air Act New Source Review permitting requirements.  Depending on potential settlement terms or a court decision, WPS could be required to install environmental controls, change operations, shut down certain plants, undertake supplemental environmental projects, and/or pay fines.

In addition, impacts resulting from future federal or state regulation regarding mercury, sulfur dioxide, and nitrogen oxide emissions, as well as the management of coal combustion byproducts, are uncertain.

There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against Integrys Energy Group.  Such actions could seek penalties, injunctive relief, and costs of litigation.  Private citizens can also bring lawsuits to recover environmental damages they believe they have incurred.

Integrys Energy Group's operations are subject to risks beyond its control, including but not limited to customer usage, weather, terrorist attacks, or acts of war.

Integrys Energy Group's revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

•	Fluctuations in economic activity and growth in Integrys Energy Group's regulated service areas, as well as areas in which its nonregulated subsidiaries operate;
•	Weather conditions, seasonality, and temperature extremes; and
•	The amount of additional energy available from current or new competitors.

General economic conditions and customers focusing on energy efficiency in Integrys Energy Group's service areas may result in a decrease in demand for electricity or natural gas, which could have an adverse impact on Integrys Energy Group's results of operations, financial condition, and cash flows.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to Integrys Energy Group's facilities due to storms, natural disasters, wars, terrorist acts, and other catastrophic events, in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact Integrys Energy Group's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact Integrys Energy Group's results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of power and fuel markets.  In addition, Integrys Energy Group's natural gas distribution system and pipelines and electric generation units and distribution system could be directly or indirectly harmed by future terrorist activity.

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

Having access to the credit and capital markets, at a reasonable cost, is necessary for Integrys Energy Group to fund its operations, including capital requirements.  The capital and credit markets provide Integrys Energy Group with liquidity to operate and grow its businesses that is not otherwise provided from operating cash flows.  The credit and capital markets also support the ability of Integrys Energy Group to provide credit support for the nonregulated operations of Integrys Energy Services.  Disruptions, uncertainty, and/or volatility in those markets could increase Integrys Energy Group's cost of capital.  If Integrys Energy Group or its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an increased cost of capital.  This, in turn, could impact Integrys Energy Group's ability to grow or sustain its current businesses, cause a reduction in earnings, and/or limit Integrys Energy Group's ability to sustain its current common stock dividend level.

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

The failure to effectively operate Integrys Energy Services' scaled back nonregulated energy services business and/or the failure to execute the remaining transactions that are part of the process to significantly reduce the scope and size of Integrys Energy Services, could negatively impact the future results of operations and financial condition of Integrys Energy Group.

Integrys Energy Services’ change in focus from significant growth in nonregulated wholesale and retail energy markets across the United States and Canada, to a focus on selected nonregulated retail energy markets, could result in increased risks, including but not limited to:

•	Lower earnings capacity from this business segment going forward, which Integrys Energy Group may not be able to replace;
•	A reduction in the value of the nonregulated business segment, including a potential corresponding negative impact on Integrys Energy Group;
•	A reduction in operating efficiencies, as operating margins may decline at a faster rate than the associated operating expenses; and
•	Potential loss of key employees during periods of increased employment uncertainty.

Integrys Energy Group cannot be certain that it will be able to successfully execute the remaining transactions to complete the strategic initiative to reduce the scope and scale of the nonregulated business segment.  Pending transactions and plans to sell assets and components of this business segment may not be completed, or these transactions could result in obtaining less economic benefit than projected.

Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Introduction,” for a further discussion of the current strategy for Integrys Energy Services.

The use of derivative instruments could result in financial losses and liquidity constraints.

Integrys Energy Group uses derivative instruments, including futures, forwards, options, and swaps, to manage its commodity and financial market risks.  Significant volatility in energy prices could adversely impact Integrys Energy Group's cash collateral requirements due to counterparty margin calls related to these instruments.

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

Integrys Energy Group has employee benefit plans that cover substantially all of its employees and retirees.  Integrys Energy Group's cost of providing these benefit plans is dependent upon actual plan experience and assumptions concerning the future, such as earnings on and/or valuations of plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and required or voluntary contributions to the plans.  Depending upon the investment performance over time and other factors impacting its costs (as listed above), Integrys Energy Group could be required to make larger contributions in the future to fund these plans.  These additional funding obligations could have a material adverse impact on Integrys Energy Group's cash flows, financial condition, and/or results of operations.  Changes made to the plans may also impact current and future pension and other postretirement benefit costs.

Fluctuating commodity prices may reduce energy margins.

Integrys Energy Group’s regulated natural gas margins are sensitive to changes in natural gas commodity prices.  Any changes could affect the prices the regulated natural gas utilities charge, their operating costs, and the competitive position of their products and services.  Prudently incurred costs for purchased natural gas and pipeline transportation and storage services are fully recoverable through the annual reconciliation of revenues from the natural gas charge.  However, increases in natural gas costs affect total retail prices and, therefore, the competitive position of Integrys Energy Group's natural gas businesses relative to other forms of energy.  In addition, the timing and extent of higher natural gas prices can adversely affect accounts receivable, bad debts, fuel cost, and interest expense.  Integrys Energy Group is also subject to margin requirements in connection with its use of forward contracts, and these requirements could escalate if prices move adversely relative to these positions.

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

Higher commodity prices result in increased energy prices that may impact customer demand for energy in the nonregulated market and increase counterparty and bad debt risk.  This may stress margins at Integrys Energy Group's nonregulated subsidiaries.  If market prices for electric energy decline below the cost of production at Integrys Energy Group's nonregulated generation facilities, these units may be temporarily shut down.

Counterparties and customers may not meet their obligations.

Integrys Energy Group is exposed to the risk that counterparties to various arrangements who owe Integrys Energy Group money, energy, natural gas, coal, or other commodities or services will not be able to perform their obligations.  Should the counterparties to these arrangements fail to perform, Integrys Energy Group might be forced to replace or to sell the underlying commitment at then-current market prices.  In such event, Integrys Energy Group might incur losses, or its results of operations, financial position, or liquidity could otherwise be adversely affected.

Some of Integrys Energy Group's customers are experiencing, or may experience, financial problems that could have a significant impact on their creditworthiness.  Integrys Energy Group cannot provide assurance that its financially distressed customers will not default on their obligations to Integrys Energy Group and that such a default will not have a material adverse impact on Integrys Energy Group's business, financial position, results of operations, or cash flows.  Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, might make it unlikely that Integrys Energy Group would be able to collect all or a significant portion of amounts owed by distressed entities or residential customers.  Such events could adversely impact Integrys Energy Group's receivable collections and additional allowances may be required, which could adversely affect its operating results.  In addition, such events might force customers to reduce or curtail their future use of Integrys Energy Group's products and services, which could have a material adverse impact on Integrys Energy Group’s results of operations and financial condition.

Any change in Integrys Energy Group's ability to sell electricity generated from its facilities at market-based rates may impact earnings.

The FERC has authorized certain of Integrys Energy Group's subsidiaries to sell generation from certain of its facilities at market prices.  The FERC retains the authority to modify or withdraw this market-based rate authority.  If the FERC determines that the market is not workably competitive, that Integrys Energy Group or its subsidiaries possess market power, or that they are not charging just and reasonable rates, the FERC may require Integrys Energy Group's subsidiaries to sell power at a price based upon the costs incurred in producing the power.  Integrys Energy Group's revenues and profit margins may be negatively affected by any reduction by the FERC of the rates it may receive.

Integrys Energy Group has recorded goodwill that could become impaired and adversely affect financial results.

The PEC merger and the acquisition of natural gas distribution operations in Minnesota and Michigan were accounted for as purchases by Integrys Energy Group in accordance with GAAP.  Under the purchase method of accounting, the assets and liabilities acquired were recorded at their respective fair values at the date of acquisition and added to those of Integrys Energy Group.  As a result of the application of purchase accounting, these transactions resulted in a significant amount of goodwill.  To the extent the value of goodwill or intangibles becomes impaired, Integrys Energy Group may be required to incur material noncash charges relating to such impairments.  Such impairment charges could have a material impact on the financial results of Integrys Energy Group.

Actual results could differ from estimates used to prepare Integrys Energy Group's financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  For more information about significant estimates and assumptions, see Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.''

Integrys Energy Group may not be able to utilize tax credit and/or net operating loss carryforwards.

Integrys Energy Group has significantly reduced its consolidated federal and state income tax liability in the past through tax credits and tax net operating losses available under the applicable tax codes.  Integrys Energy Group has not fully utilized these tax credits and tax net operating losses in its previous tax filings, but expects to prior to their expiration in future filings.  However, Integrys Energy Group may not be able to fully utilize the tax credits and tax net operating losses available as carryforwards if its future federal and state taxable income and related income tax liability is insufficient to permit the use of such credits and losses.

In addition, any future disallowance of some or all of those tax credits or tax net operating losses as a result of legislative change or adverse determination by one of the applicable taxing jurisdictions could materially affect Integrys Energy Group's tax obligations.

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

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A.  REGULATED

Electric Facilities

The following table summarizes information on the electric generation facilities of Integrys Energy Group, including owned and jointly owned facilities as of December 31, 2009:
Type	Name	Location	Fuel	Rated Capacity (MW) (1)

Steam	Columbia Units 1 and 2	Portage, WI	Coal	354.5	(2)
	Edgewater Unit 4	Sheboygan, WI	Coal	92.6	(2)
	Pulliam (4 units)	Green Bay, WI	Coal	320.3
	Weston Units 1, 2, and 3	Marathon County, WI	Coal	471.1
	Weston Unit 4	Marathon County, WI	Coal	373.4	(2)
Total Steam				1,611.9

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	166.6
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Gladstone	Gladstone, MI	Oil	19.1
	Juneau #31	Adams County, WI	Distillate Fuel Oil	7.1	(2)
	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Portage	Houghton, MI	Oil	18.1
	Pulliam #31	Green Bay, WI	Natural Gas	84.7
	West Marinette #31	Marinette, WI	Natural Gas	38.3
	West Marinette #32	Marinette, WI	Natural Gas	35.4
	West Marinette #33	Marinette, WI	Natural Gas	51.6	(2)
	Weston #31	Marathon County, WI	Natural Gas	15.3
	Weston #32	Marathon County, WI	Natural Gas	48.4
Total Combustion Turbine and Diesel				492.3

Hydroelectric	Various	Michigan	Hydro	20.3
	Various	Wisconsin	Hydro	67.9	(3)
Total Hydroelectric				88.2

Wind	Kewaunee County	Wisconsin	Wind	1.0
	Crane Creek	Iowa	Wind	21.7
Total Wind				22.7

Total System				2,215.1

(1)
Based on capacity ratings for July 2010, which can differ from nameplate capacity, especially on wind projects.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes at Integrys Energy Group’s electric segment.

(2)
These facilities are jointly owned by WPS and various other utilities.  The capacity indicated for each of these units is equal to WPS’s portion of total plant capacity based on its percent of ownership.

	-	Wisconsin Power and Light Company operates the Columbia and Edgewater units, and WPS holds a 31.8% ownership interest in these facilities.

	-	WPS operates the Weston 4 facility and holds a 70% ownership in this facility, while Dairyland Power Cooperative holds the remaining 30%.

	-	WRPC owns and operates the Juneau unit. WPS holds a 50% ownership interest in WRPC.

	-	WPS operates the West Marinette 33 unit and holds a 68% ownership interest in the facility, while Marshfield Electric and Water Department holds the remaining 32% ownership.

(3)	WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50% ownership interest in WRPC; however, WPS is entitled to 66.7% of total capacity at Petenwell and Castle Rock.

As of December 31, 2009, Integrys Energy Group’s electric utilities owned approximately 24,900 miles of electric distribution lines located in Michigan and Wisconsin and approximately 170 distribution substations.

Natural Gas Facilities

At December 31, 2009, Integrys Energy Group’s natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

●	Approximately 22,000 miles of natural gas distribution mains,
●	Approximately 1,010 miles of natural gas transmission mains,
●	Approximately 291 natural gas distribution and transmission gate stations,
●	Approximately 1.3 million natural gas lateral services,
●	A 3.6 billion-cubic-foot natural gas storage field located in Michigan, and
●	A 36.5 billion-cubic-foot underground natural gas storage reservoir and a liquefied natural gas plant at Manlove Field located in central Illinois.

General

Substantially all of Integrys Energy Group’s utility plant at WPS, UPPCO, PGL, and NSG is subject to first mortgage liens.

B.  INTEGRYS ENERGY SERVICES

The following table summarizes information on the energy asset facilities owned by Integrys Energy Services as of December 31, 2009:
Type	Name	Location	Fuel	Rated Capacity (MW) (1)

Combined Cycle	Beaver Falls	Beaver Falls, NY	Gas/Oil	78.9
	Combined Locks	Combined Locks, WI	Gas	46.8	(2)
	Syracuse	Syracuse, NY	Gas/Oil	85.0
Total Combined Cycle				210.7

Steam	Westwood	Tremont, PA	Culm	30.0
	Caribou	Caribou, ME	Oil	21.7	(3)
Total Steam				51.7

Hydroelectric	Caribou	Caribou ME	Hydro	0.9	(3)
	Squa Pan	Ashland, ME	Hydro	1.4	(3)
	Tinker	New Brunswick, Canada	Hydro	34.5	(3)
Total Hydroelectric				36.8

Combustion Turbine and Diesel	Caribou	Caribou ME	Diesel	7.0	(3)
	Flo’s Inn	Presque Isle, ME	Diesel	4.2	(3)
	Loring	Limestone, ME	Diesel	5.2	(3)
	Tinker	New Brunswick, Canada	Diesel	1.0	(3)
Total Combustion Turbine and Diesel				17.4

Reciprocating Engine	Winnebago	Rockford, IL	Landfill Gas	6.4

Solar	Various	California		1.7
	Various	Connecticut		0.3
	Various	New Jersey		5.8
Total Solar				7.8

Total Energy Assets				330.8

				Length of Pipeline (Miles)

Landfill Gas Transportation	LGS	Brazoria County, TX	Landfill Gas	33 miles	(4)

(1)	Based on summer rated capacity.
(2)	Combined Locks has an additional five MW of capacity available at this facility through the lease of a steam turbine.
(3)	At December 31, 2009, these properties were classified as assets held for sale. For more information see Note 4, “Dispositions.”
(4)	LGS Renewables 1, LC, owns and operates the LGS facility. PDI, a wholly owned subsidiary of Integrys Energy Services, holds a 50% ownership interest in LGS.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 16, "Commitments and Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.	EXECUTIVE OFFICERS OF INTEGRYS ENERGY GROUP

Name and Age (1)		Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	64	Executive Chairman	01-01-09
		Chairman, President and Chief Executive Officer	05-15-08
		President and Chief Executive Officer	02-21-07
		Chairman, President and Chief Executive Officer	02-12-98

Charles A. Schrock	56	President and Chief Executive Officer	01-01-09
		President and Chief Executive Officer of WPS	05-31-08
		President of WPS	02-21-07
		President and Chief Operating Officer – Generation – WPS	08-15-04

Thomas P. Meinz	63	Executive Vice President and Chief External Affairs Officer	05-15-08
		Executive Vice President – External Affairs	02-21-07
		Executive Vice President – Public Affairs	09-12-04

Phillip M. Mikulsky	61	Executive Vice President – Corporate Development and Shared Services	09-21-08
		Executive Vice President and Chief Development Officer	02-21-07
		Executive Vice President – Development	09-12-04

Joseph P. O'Leary	55	Senior Vice President and Chief Financial Officer	06-04-01

Diane L. Ford	56	Vice President and Corporate Controller	02-21-07
		Vice President – Controller and Chief Accounting Officer	07-11-99

Bradley A. Johnson	55	Vice President and Treasurer	07-18-04

Barth J. Wolf	52	Vice President, Chief Legal Officer and Secretary	07-31-07
		Vice President – Legal Services and Chief Compliance Officer – IBS	02-21-07
		Secretary and Manager – Legal Services	09-19-99

Lawrence T. Borgard	48	President and Chief Operating Officer – Utilities of Integrys Energy Group and President and Chief Executive Officer of WPS	04-05-09
		President and Chief Operating Officer – Integrys Gas Group (2)	02-21-07
		President and Chief Operating Officer – Energy Delivery – WPS	08-15-04

William D. Laakso (3)	47	Vice President – Human Resources	09-21-08
		Interim Vice President – Human Resources – IBS	05-15-08
		Director – Workforce Planning and Organizational Design – WPS	08-12-07
		Director Organizational Development – WPS	07-11-06
		Director of Organizational Development – WPS	12-12-05
		Vice President – Operations/Clinical Director – Employee Resource Center, Inc.	02-04-02

Mark A Radtke	48	President and Chief Executive Officer – Integrys Energy Services	06-01-08
		President – Integrys Energy Services (previously named WPS Energy Services, Inc.)	10-17-99

(1)
All ages are as of January 1, 2010.  None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of Integrys Energy Group.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

(2)	The Integrys Gas Group includes PGL, NSG, MERC, and MGU.

(3)
Prior to joining Integrys Energy Group, William D. Laakso’s responsibilities at Employee Resource Center, Inc. (ERC) included leadership of ERC’s management team and duties of Clinical Director.  ERC provides employee assistance programs to over 200 corporate customers in Northeast Wisconsin and covers 75,000 employees and their dependents.

PART II

ITEM 5.	MARKET FOR INTEGRYS ENERGY GROUP'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group, Inc. Common Stock Two-Year Comparison

Share Data	Dividends Per Share	Price Range
		High	Low
2009
1st Quarter	$ .680	$45.10	$19.44
2nd Quarter	.680	30.40	24.95
3rd Quarter	.680	36.75	28.31
4th Quarter	.680	42.99	34.20
Total	$2.720

2008
1st Quarter	$ .670	$53.26	$44.04
2nd Quarter	.670	52.74	46.89
3rd Quarter	.670	53.92	48.88
4th Quarter	.670	51.47	36.91
Total	$2.680

Integrys Energy Group’s common stock is traded on the New York Stock Exchange under the ticker symbol “TEG.”  The transfer agent and registrar for Integrys Energy Group’s common stock is American Stock Transfer & Trust Company, LLC, 59 Maiden Lane, New York, NY  10038.

As of February 22, 2010, there were 32,608 common stock shareholders of record.

Dividend Restrictions

Integrys Energy Group is a holding company and its ability to pay dividends is largely dependant upon the ability of its subsidiaries to pay dividends.

The PSCW has restricted WPS to paying normal dividends on its common stock of no more than 103% of the previous year’s common stock dividend.  Integrys Energy Group’s right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS’s preferred shareholders and to provisions in WPS’s restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  These limitations are not expected to limit any dividend payments in the foreseeable future.  At December 31, 2009, these limitations amounted to $1.4 million out of WPS’s total retained earnings of $392.2 million.  Consequently, at December 31, 2009, WPS had $390.8 million of retained earnings available for the payment of dividends.

The PSCW also requires WPS to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility), that has a common equity range of 49% to 54%.  The PSCW also established a targeted financial common equity ratio at 51% that results in a regulatory common equity ratio of 53.41%.  The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target.  These limitations may be modified by the PSCW.

UPPCO's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by Integrys Energy Group.  At December 31, 2009, these restrictions amounted to $10.7 million out of UPPCO's total retained earnings of $50.1 million.  Consequently, at December 31, 2009, UPPCO had $39.4 million of retained earnings available for the payment of common stock cash dividends.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2009, these restrictions amounted to $6.9 million out of NSG's total retained earnings of $70.2 million.  Consequently, at December 31, 2009, NSG had $63.3 million of retained earnings available for the payment of dividends.

At December 31, 2009, Integrys Energy Group had $326.6 million of retained earnings available for the payment of dividends.  Except for the subsidiary restrictions described above, Integrys Energy Group does not have any dividend restrictions.

Equity Compensation Plans

See Item 11, "Executive Compensation," for information regarding Integrys Energy Group’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

INTEGRYS ENERGY GROUP, INC.
COMPARATIVE FINANCIAL DATA AND
OTHER STATISTICS (2005 TO 2009)

As of or for Year Ended December 31
(Millions, except per share amounts, stock price, return on average equity
and number of shareholders and employees)	2009	2008	2007 (1)	2006 (2)	2005

Total revenues	$7,499.8	$14,047.8	$10,292.4	$6,890.7	$6,825.5

Net income (loss) from continuing operations	(71.6)	124.7	181.0	147.8	146.1

Net income (loss) attributed to common shareholders	(70.9)	126.4	251.3	155.8	157.4

Total assets	11,847.9	14,272.5	11,234.4	6,861.7	5,462.5

Preferred stock of subsidiary	51.1	51.1	51.1	51.1	51.1

Long-term debt (excluding current portion)	2,394.7	2,285.7	2,265.1	1,287.2	867.1

Shares of common stock (less treasury stock and shares in deferred compensation trust)
Outstanding	76.0	76.0	76.0	43.1	39.8
Average	76.8	76.7	71.6	42.3	38.3

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$(0.96)	$1.59	$2.49	$3.51	$3.85
Earnings (loss) per common share	(0.92)	1.65	3.51	3.68	4.11
Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	(0.96)	1.58	2.48	3.50	3.81
Earnings (loss) per common share	(0.92)	1.64	3.50	3.67	4.07
Dividends per common share declared	2.72	2.68	2.56	2.28	2.24

Stock price at year-end	$41.99	$42.98	$51.69	$54.03	$55.31
Book value per share	$37.62	$40.78	$42.58	$35.61	$32.76
Return on average equity	(2.5)%	3.7%	8.5%	10.6%	13.6%
Number of common stock shareholders	32,755	34,016	35,212	19,837	20,701
Number of employees	5,025	5,191	5,231	3,326	2,945

(1) Includes the impact of the PEC merger on February 21, 2007.
(2) Includes the impact of the acquisition of natural gas distribution operations from Aquila by MGU on April 1, 2006 and MERC on July 1, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Integrys Energy Group is a diversified energy holding company with regulated electric and natural gas utility operations (serving customers in Illinois, Michigan, Minnesota, and Wisconsin), nonregulated energy operations, and an approximate 34% equity ownership interest in ATC (a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois).

Strategic Overview

Integrys Energy Group's goal is to create long-term value for shareholders and customers through growth in its core regulated businesses.  Integrys Energy Group has substantially completed its previously announced strategy to divest of or significantly reduce the size of its nonregulated energy services business segment to a smaller segment with significantly reduced credit and collateral support requirements.

The essential components of Integrys Energy Group's business strategy are:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential  to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings.  This is critical to Integrys Energy Group's success as a strategically focused regulated business.  Integrys Energy Group believes the following projects have helped, or will help, maintain and grow its regulated utility base and meet its customers' needs:

•
WPS's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and/or upgrade equipment to meet or exceed required environmental standards are planned each year.

•
Integrys Energy Group's approximate 34% ownership interest in ATC, a transmission company that had over $2.8 billion of transmission assets at December 31, 2009.  ATC plans to invest approximately $2.5 billion during the next ten years.  Although ATC's equity requirements to fund its capital investments will primarily be met by earnings reinvestment, Integrys Energy Group plans to continue to fund its share of the equity portion of future ATC growth, as necessary.

•	An accelerated annual investment in natural gas distribution facilities (replacement of cast iron mains) at PGL.

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project constructed in Howard County, Iowa, which became operational in 2009.

For more detailed information on Integrys Energy Group's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Operating a Nonregulated Energy Services Business Segment with a Controlled Risk and Capital Profile – Through its nonregulated Integrys Energy Services subsidiary, Integrys Energy Group provides retail natural gas and electric products to end-use customers in the upper Midwest and Northeastern regions of the United States.  Integrys Energy Group has repositioned this subsidiary from a focus on significant growth in wholesale and retail markets across the United States and Canada, to a focus on selected retail markets with the expectation that recurring customer based business will result in dependable cash and earnings contributions with a reduced risk and capital profile.  In addition, Integrys Energy Services will continue to invest in energy assets with renewable attributes.

Integrating Resources to Provide Operational Excellence – Integrys Energy Group is committed to integrating resources of all its businesses, while meeting all applicable legal and regulatory requirements.  This will provide the best value to customers and shareholders by leveraging the individual capabilities and expertise of each business and lowering costs.  Integrys Energy Group believes the following recent developments have helped, or will help, integrate resources and provide operational excellence:

•
IBS, a wholly owned service company of Integrys Energy Group, was formed to achieve consolidation and efficient delivery of various support services, and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Operational Excellence" initiatives were implemented to provide top performance in the areas of project management, process improvement, contract administration, and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Asset and Risk Management – Integrys Energy Group's asset management strategy calls for the continuous assessment of existing assets, the acquisition of assets, and contractual commitments to obtain resources that complement its existing business and strategy.  The goal is to provide the most efficient use of resources while maximizing return and maintaining an acceptable risk profile.  This strategy focuses on the disposition of assets, including property, plant, and equipment and entire business units, which are no longer strategic to ongoing operations, are not performing as needed, or have an unacceptable risk profile.  Integrys Energy Group maintains a portfolio approach to risk and earnings.  Integrys Energy Group's decision regarding the future of Integrys Energy Services illustrates its asset management strategy.

Integrys Energy Group's risk management strategy includes the management of market, credit, and operational risks through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities and the use of derivative financial instruments, including commodity swaps and options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  Each business unit manages the risk profile related to these instruments consistent with Integrys Energy Group's risk management policies, which are approved by the Board of Directors.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – Integrys Energy Group's mission is to provide customers with the best value in energy and energy related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, Integrys Energy Group is able to provide a safe, reliable, value-priced service to its customers.  Integrys Energy Group concentrates its efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  Integrys Energy Group actively evaluates opportunities for increasing its focus on energy efficiency and for adding more renewable generation to provide additional environmentally sound energy to its portfolio.  Integrys Energy Group believes the following activities have helped, and will continue to help, to provide safe, reliable, competitively priced, and environmentally sound energy and energy related services:

•
Managing operations to minimize the impact on the environment.  WPS's Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal-fired electric generation units in the country with state-of-the-art environmental controls, which allows reductions in the amount of emissions produced.  Integrys Energy Group also expects to maintain or decrease the amount of greenhouse gases released over time and supports research and development initiatives that will enable further progress toward decreasing its carbon footprint.

•
Effectively operating a mixed portfolio of generation assets and investing in new generation and distribution assets, such as Weston 4, wind projects, and its natural gas connection to the Guardian II pipeline, ensures continued reliability for Integrys Energy Group's customers.

RESULTS OF OPERATIONS

	Year Ended December 31
(Millions, except per share amounts)	2009	2008	2007	Change in 2009 Over 2008	Change in 2008 Over 2007
Natural gas utility operations	$(172.1)	$84.5	$28.7	N/A	194.4%
Electric utility operations	88.9	92.6	87.4	(4.0)%	5.9%
Integrys Energy Services operations	2.5	(61.5)	98.0	N/A	N/A
Electric transmission investment	45.5	39.7	30.3	14.6%	31.0%
Holding company and other operations	(35.7)	(28.9)	(49.1)	23.5%	(41.1)%
Oil and natural gas operations	-	-	56.0	N/A	(100.0)%
Net income (loss) attributed to common shareholders	$(70.9)	$126.4	$251.3	N/A	(49.7)%

Basic earnings (loss) per share	$(0.92)	$1.65	$3.51	N/A	(53.0)%
Diluted earnings (loss) per share	$(0.92)	$1.64	$3.50	N/A	(53.1)%

Average shares of common stock
Basic	76.8	76.7	71.6	0.1%	7.1%
Diluted	76.8	77.0	71.8	(0.3)%	7.2%

Financial Results – 2009 Compared with 2008

Integrys Energy Group recognized a net loss attributed to common shareholders of $70.9 million ($0.92 net loss per share) in 2009 compared with net income attributed to common shareholders of $126.4 million ($1.64 diluted earnings per share) in 2008.  Significant factors impacting the $197.3 million decrease in earnings were as follows (and are discussed in more detail thereafter).

•
Earnings at the regulated natural gas utility segment decreased $256.6 million, driven by a $242.3 million increase in after-tax non-cash goodwill impairment losses period-over-period.  A $16.2 million after-tax decrease in margin from lower period-over-period volumes, net of decoupling, also negatively impacted earnings.  An $8.0 million after-tax increase in employee benefit costs, a $9.6 million after-tax increase in other operating and maintenance expenses related primarily to natural gas maintenance costs and workers compensation claims, and $4.1 million after-tax of restructuring costs related to workforce reductions also contributed to the decrease in earnings.  These negative impacts were partially offset by a $17.4 million after-tax net positive impact that increased rates at certain natural gas utilities had on margin and a $10.6 million after-tax decrease in bad debt expense.

•
Earnings at the regulated electric utility segment decreased $3.7 million, driven by a $20.2 million after-tax increase in operating expenses, including restructuring costs, a $3.7 million after-tax increase in other expense primarily related to an increase in interest expense at WPS, and a $3.3 million increase in income taxes.  Partially offsetting these increases in expenses was a $23.8 million after-tax increase in margin.

•
Earnings at Integrys Energy Services increased $64.0 million, driven by a $127.3 million after-tax increase in Integrys Energy Services' margin year-over-year, primarily related to the positive year-over-year impact of inventory valuation adjustments recorded in prior periods, partially offset by non-cash accounting losses due to derivative fair value adjustments.  Partially offsetting the increase in Integrys Energy Services' margin were an increase in the provision for income taxes, primarily due to an $18.4 million year-over-year decrease in income tax credits recognized, after-tax restructuring expenses of $17.4 million, after-tax losses of $17.3 million related to dispositions completed in connection with the strategy change primarily driven by timing differences caused by the accounting treatment for derivative and non-derivative contracts, and an after-tax increase in operating and maintenance expenses of $5.5 million.

•	Earnings at the electric transmission investment segment increased $5.8 million year-over-year, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.

•	Net loss at the holding company and other segment increased $6.8 million, driven by an increase in interest expense.

Financial Results – 2008 Compared with 2007

Integrys Energy Group recognized net income attributed to common shareholders of $126.4 million ($1.64 diluted earnings per share) in 2008 compared with $251.3 million ($3.50 diluted earnings per share) in 2007.  Significant factors impacting the $124.9 million decrease in earnings were as follows (and are discussed in more detail thereafter).

•
Earnings at the regulated natural gas utility segment increased $55.8 million, driven by the inclusion of PGL and NSG for all of 2008 compared with only a partial year of operations in 2007 and by the positive impact of PGL's 2008 rate increase.  From 2007 to 2008, earnings related to PGL and NSG increased $43.3 million.  Also positively impacting earnings was an increase in natural gas sales volumes at WPS, MERC, and MGU, which drove a $6.6 million after-tax increase in margin.

•
Earnings at the regulated electric utility segment increased $5.2 million, driven by a $7.0 million after-tax decrease in electric maintenance expenses, an approximate $6 million after-tax positive impact related to retail electric rate increases, and an approximate $6 million after-tax increase in wholesale margins, partially offset by an $8.3 million after-tax increase in electric transmission expenses and an approximate $7 million after-tax decrease in margin due to lower residential and commercial and industrial sales volumes as a result of cooler weather during the cooling season and customer conservation efforts.

•
Earnings at Integrys Energy Services decreased $159.5 million, driven by a $131.0 million after-tax decrease in Integrys Energy Services' margin year-over-year, primarily related to non-cash accounting losses due to derivative fair value and inventory valuation adjustments, partially offset by an increase in retail electric margin.  Also contributing to the decrease in Integrys Energy Services' earnings was a $13.4 million after-tax increase in operating and maintenance expenses, the year-over-year impact of the recognition of $17.1 million of after-tax earnings from Integrys Energy Services' investment in a synthetic fuel production facility in 2007, and a $10.9 million decrease in after-tax income from discontinued operations as a result of the sale of Niagara Generation, LLC in 2007.  Partially offsetting the decrease in earnings was the recognition of
$10.0 million of investment tax credits related to solar projects completed in the fourth quarter of 2008.

•
Earnings at the oil and natural gas operations segment decreased $56.0 million.  In connection with the PEC merger, Integrys Energy Group announced its intent to divest of PEC's oil and natural gas production operations, PEP.  PEP was sold in the third quarter of 2007.  In 2007, PEP recognized earnings of $56.0 million, including $58.5 million of earnings reported as discontinued operations.  The sale of PEP resulted in a $7.6 million after-tax gain in 2007.

•	Earnings at the electric transmission investment segment increased $9.4 million year-over-year, due to an increase in income from Integrys Energy Group's ownership interest in ATC.

•
Net loss at the holding company and other segment decreased $20.2 million, driven by lower operating expenses at the holding company, partially offset by the negative year-over-year impact on operating income of the reallocation of external costs to achieve merger synergies in 2007.

•
Diluted earnings per share was impacted by a 5.2 million share (7.2%) increase in the weighted average number of outstanding shares of Integrys Energy Group common stock from 2007 to 2008.  Integrys Energy Group issued 31.9 million shares of common stock on February 21, 2007, in conjunction with the PEC merger.  Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans in 2007.

Utility Operations

For 2009 and 2008, utility operations included the regulated natural gas utility segment, consisting of the natural gas operations of PGL, WPS, MERC, MGU, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO.  The regulated natural gas operations of WPS, MERC, and MGU were included in results of operations for all of 2007, while the regulated natural gas operations of PGL and NSG were included in results of operations beginning on
February 22, 2007.

Regulated Natural Gas Utility Segment Operations

	Year Ended December 31
	2009	2008	2007	Change in 2009 Over 2008	Change in 2008 Over 2007

Revenues	$2,237.5	$3,025.9	$2,103.7	(26.1)%	43.8%
Purchased natural gas costs	1,382.0	2,147.7	1,453.5	(35.7)%	47.8%
Margins	855.5	878.2	650.2	(2.6)%	35.1%

Operating and maintenance expense	532.6	539.1	427.4	(1.2)%	26.1%
Goodwill impairment loss (1)	291.1	6.5	-	4,378.5%	N/A
Restructuring expense (2)	6.9	-	-	N/A	N/A
Depreciation and amortization expense	106.1	108.3	97.7	(2.0)%	10.8%
Taxes other than income taxes	33.4	32.1	33.1	4.0%	(3.0)%

Operating income (loss)	(114.6)	192.2	92.0	N/A	108.9%

Miscellaneous income	3.1	7.0	5.5	(55.7)%	27.3%
Interest expense	(52.2)	(56.6)	(53.4)	(7.8)%	6.0%
Other expense	(49.1)	(49.6)	(47.9)	(1.0)%	3.5%

Income (loss) before taxes	$(163.7)	$142.6	$44.1	N/A	223.4%

Throughput in therms
Residential	1,602.8	1,708.9	1,251.8	(6.2)%	36.5%
Commercial and industrial	501.4	550.8	439.2	(9.0)%	25.4%
Interruptible	51.3	60.1	59.4	(14.6)%	1.2%
Interdepartmental	9.5	28.6	47.1	(66.8)%	(39.3)%
Transport	1,641.6	1,834.0	1,505.6	(10.5)%	21.8%
Total sales in therms	3,806.6	4,182.4	3,303.1	(9.0)%	26.6%

Weather
Average heating degree days	7,061	7,257	N/M (3)	(2.7)%	N/A

(1) See Note 10, "Goodwill and Other Intangible Assets," for more information.
(2) See Note 3, "Restructuring Expense," for more information.
(3) Not meaningful as the PEC merger was completed on February 21, 2007.

2009 Compared with 2008

Revenues

Regulated natural gas utility segment revenue decreased $788.4 million, driven by:

•
An approximate $648 million decrease in revenue as a result of an approximate 30% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utilities during 2009 compared with 2008.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $166 million decrease in revenue as a result of lower year-over-year natural gas throughput volumes, driven by:

-
An approximate $83 million decrease related to lower overall volumes, including residential customer volumes, resulting from customer conservation and efficiency efforts.  Lower volumes were also driven by decreased commercial and industrial customer volumes resulting from reduced demand related to changes in customers' plant operations and a decline in customer base at PGL and MGU, both of which Integrys Energy Group attributed to the general economic slowdown.

	-	An approximate $70 million decrease as a result of warmer year-over-year weather during the heating season as indicated by the 2.7% decrease in average heating degree days.

-
An approximate $19 million decrease related to a reduction in volumes sold to the electric utility segment driven by the availability of lower cost power from MISO, resulting in a decrease in the need for the electric utility to run its natural gas-fired peaking generation units.

-
This decrease in revenue was partially offset by the $6 million positive impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  Under decoupling, these utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.

•
An approximate $20 million year-over-year net decrease in revenue from lower recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites, partially offset by higher recovery of EEP expenses.  The EEP program was established in the 2008 PGL and NSG rate cases and is designed to encourage energy efficiency initiatives.

•
The decrease in revenue was partially offset by the approximate $29 million year-over-year net positive impact of natural gas distribution rate cases and changes in rate design at the regulated natural gas utilities.  See Note 24, "Regulatory Environment," for more information on these rate cases.

-
Effective January 14, 2009, MGU received a final rate order from the MPSC for a natural gas distribution rate increase.  On June 29, 2009, MERC received a final rate order granting a natural gas distribution rate increase.  Prior to this final order, MERC had been granted interim rate relief effective October 1, 2008.  Together, these rate increases had an approximate $19 million positive impact on revenue.

-
In 2009, PGL and NSG received the full impact of their 2008 natural gas distribution rate orders, which were effective February 14, 2008, and drove an approximate $5 million increase in revenue year-over-year.

-
Effective January 1, 2009, the PSCW required WPS to change its retail natural gas distribution rate design which incorporates higher volumetric rates and lower fixed customer charges.  In 2009, revenue increased approximately $5 million related to this change in rate design.

Margins

Regulated natural gas utility segment margin decreased $22.7 million, driven by:

•
An approximate $27 million year-over-year decrease in margin resulting from the 9.0% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown, customer conservation and efficiency efforts, and warmer year-over-year weather.  This decrease in margin includes the impact of decoupling mechanisms that were first effective for PGL and NSG on March 1, 2008, and for WPS on January 1, 2009.  The decoupling mechanism for WPS's natural gas utility includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  Approximately $7 million of additional margin was recognized at WPS due to a shortfall from the rate case authorized margin during 2009.

•
An approximate $20 million year-over-year net decrease in margin due to lower recovery of environmental cleanup expenditures at PGL and NSG related to former manufactured gas plant sites, partially offset by an increase in recovery of EEP expenses.  This decrease in margin was offset by a net decrease in operating expense from both the amortization of the related regulatory asset and EEP expenses and, therefore, had no impact on earnings.

•	An approximate $2 million year-over-year decrease in margin at MGU related to an adjustment in the third quarter of 2008 for recovery of prior natural gas costs in a MPSC proceeding.

•	The decrease in margin was partially offset by the approximate $29 million net positive year-over-year impact of rate orders and impacts of rate design changes at the regulated natural gas utilities.

Operating Income (Loss)

Operating results at the regulated natural gas utility segment decreased $306.8 million, from operating income of $192.2 million in 2008, to an operating loss of $114.6 million in 2009.  This decrease was primarily driven by a year-over-year increase in non-cash goodwill impairment losses of $284.6 million and the $22.7 million decrease in natural gas margin, partially offset by a $0.5 million decrease in other operating expenses.  See Note 10, "Goodwill and Other Intangible Assets," for information related to the goodwill impairment losses recorded in 2009 and 2008.

The year-over-year decrease in other operating expenses primarily related to:

•
An approximate $20 million net decrease in amortization of the regulatory asset related to environmental cleanup expenditures of manufactured gas plant sites, partially offset by an increase in EEP expenses.  Both of these costs were recovered from customers in rates.

•
A $17.7 million decrease in bad debt expense driven by the impact lower energy prices had on overall accounts receivable balances and the implementation of bad debt expense tracking mechanisms at PGL, NSG, and MGU.  PGL and NSG elected during the third quarter of 2009, under a new Illinois state law, to file for recovery from or refund to customers the difference between actual bad debt expense reported as a component of earnings and the bad debt expense included in utility rates retroactive to January 1, 2008.  Bad debt expense also decreased as a result of MGU's rate order effective January 1, 2010, which established a bad debt expense tracking mechanism that allows for the deferral and subsequent recovery or refund of 80% of the difference between actual bad debt write-offs (net of recoveries) and bad debt expense included in utility rates. The bad debt mechanism allowed recovery of a portion of the December 31, 2009 accounts receivable reserve representing future bad debt write-offs.  The decrease in bad debt expense attributed to the implementation of bad debt expense tracking mechanisms at the natural gas utilities was $9.3 million.

•	These decreases were partially offset by:

-
A $13.4 million increase in employee benefit costs, partially related to an increase in pension expense resulting from negative pension investment returns in 2008, as well as higher health care related expenses in 2009.

-	Restructuring expenses of $6.9 million related to a reduction in workforce. See Note 3, "Restructuring Expense," for more information.

-	A $5.5 million increase in natural gas maintenance costs, primarily related to increased system inspection and maintenance requirements.

-	A $5.0 million increase in expenses related to workers compensation claims.

-	A $3.0 million charge related to an expected settlement at PGL and NSG.

-	A $2.5 million increase in amortization of a regulatory asset related to conservation program initiatives.

2008 Compared with 2007

Revenues

Regulated natural gas utility segment revenue increased $922.2 million, driven by:

•
A combined increase in PGL and NSG natural gas utility revenue of $780.5 million, from $1,118.5 million during 2007, to $1,899.0 million during 2008.  The increase in revenue at both of these natural gas utilities was driven primarily by the fact that they were not included in regulated natural gas utility results until after the PEC merger on February 21, 2007.  Other factors that contributed to this combined increase include:

-
PGL's annualized rate increase effective February 14, 2008, which increased revenue year-over-year by approximately $61 million.  See Note 24, "Regulatory Environment," for more information on the PGL and NSG rate cases.

	-	Higher year-over-year natural gas prices. Increases in natural gas commodity costs are passed directly through to customers in rates.

-
Colder weather during the 2008 heating season, partially offset by energy conservation efforts by natural gas utility customers and a larger number of customer disconnections, which Integrys Energy Group believes resulted from high energy prices and a general slowdown in the economy.

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

-
The combined increase in revenue at WPS, MGU, and MERC, was partially offset by a $17.9 million decrease in revenue driven by a decrease in year-over-year volumes normalized for the impact of weather, $15.6 million of which was driven by a 39.3% decrease in natural gas throughput volumes sold by WPS to its electric utility segment.  The decrease in volumes sold to the electric utility segment was a result of a decrease in the need for the electric utility to run its peaking generation units during the 2008 summer cooling season because of cooler year-over-year weather.  Additional electricity was also available within the electric utility segment from Weston 4, a coal-fired generating facility that became commercially operational in June 2008.  The remaining decrease in weather normalized volumes was driven by energy conservation efforts of residential customers and a larger number of customer disconnections year-over-year, which Integrys Energy Group believes resulted from high energy prices and a general slowdown in the economy.

Margins

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

Operating Income

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

•	The increase in other expense was offset by:

	-	A $2.6 million increase in AFUDC at WPS related to the construction of natural gas laterals for connection to the Guardian II pipeline.

	-	A decrease in interest expense resulting from a decrease in short-term borrowing levels and a decrease in interest rates for WPS's natural gas segment.

Regulated Electric Utility Segment Operations

	Year Ended December 31
	2009	2008	2007	Change in 2009 Over 2008	Change in 2008 Over 2007

Revenues	$1,301.6	$1,328.9	$1,246.1	(2.1)%	6.6%
Fuel and purchased power costs	584.5	651.5	636.5	(10.3)%	2.4%
Margins	717.1	677.4	609.6	5.9%	11.1%

Operating and maintenance expense	392.0	375.3	321.1	4.4%	16.9%
Restructuring expense	8.6	-	-	N/A	N/A
Depreciation and amortization expense	90.3	84.3	80.1	7.1%	5.2%
Taxes other than income taxes	46.6	44.3	43.2	5.2%	2.5%

Operating income	179.6	173.5	165.2	3.5%	5.0%

Miscellaneous income	4.8	6.0	8.3	(20.0)%	(27.7)%
Interest expense	(41.6)	(36.7)	(32.4)	13.4%	13.3%
Other expense	(36.8)	(30.7)	(24.1)	19.9%	27.4%

Income before taxes	$142.8	$142.8	$141.1	-%	1.2%

Sales in kilowatt-hours
Residential	3,043.0	3,064.5	3,173.6	(0.7)%	(3.4)%
Commercial and industrial	8,155.5	8,632.8	8,750.9	(5.5)%	(1.3)%
Wholesale	5,079.1	4,764.6	4,024.9	6.6%	18.4%
Other	40.0	42.6	42.4	(6.1)%	0.5%
Total sales in kilowatt-hours	16,317.6	16,504.5	15,991.8	(1.1)%	3.2%

Weather – WPS:
Heating degree days	7,962	7,969	7,102	(0.1)%	12.2%
Cooling degree days	274	464	634	(40.9)%	(26.8)%

Weather – UPPCO:
Heating degree days	9,317	9,348	8,625	(0.3)%	8.4%
Cooling degree days	99	138	352	(28.3)%	(60.8)%
2009 Compared with 2008

Revenues

Regulated electric utility segment revenues decreased $27.3 million, driven by:

•
A 5.5% decrease in commercial and industrial sales volumes and a 0.7% decrease in residential sales volumes, which resulted in an approximate $23 million year-over-year decrease in revenue, after the impact of decoupling.  The primary drivers of the decrease were:

-
An approximate $31 million year-over-year decrease due to lower demand related to changes in commercial and industrial customers' plant operations, which Integrys Energy Group attributed mainly to the general economic slowdown.

	-	An approximate $6 million decrease primarily related to cooler year-over-year weather during the cooling season as evidenced by the decrease in cooling degree days at both WPS and UPPCO.

-
These decreases in volumes were partially offset by the $14.0 million impact that decoupling, which went into effect on January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  This four-year pilot program for electric decoupling has an annual $14.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached during the second quarter of 2009; therefore, no additional decoupling deferral was allowed for additional shortfalls from authorized margin for the second half of the year.

•
An approximate $22 million year-over-year reduction in revenue related to refunds due to customers in both 2009 and 2008 related to WPS's over-collection of fuel costs.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  See Note 24, "Regulatory Environment," for more information on WPS's fuel window.

•	An approximate $14 million year-over-year decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•	These decreases in regulated electric utility segment revenue were partially offset by:

-
An approximate $19 million increase driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

-
An approximate $15 million increase in revenue from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

Margins

The regulated electric utility segment margin increased $39.7 million, driven by:

•
An approximate $20 million year-over-year increase in margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

•
An approximate $14 million year-over-year increase in margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

•
An approximate $11 million year-over-year increase in WPS's regulated electric utility margin due to fuel and purchased power costs that were approximately $12 million lower than what was recovered in rates during 2009, compared with fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008.

•
The increase in margin was partially offset by an approximate $4 million year-over-year decrease in margin, after the impact of the WPS decoupling mechanism, caused by a 4.3% year-over-year decrease in sales volumes to residential and commercial and industrial customers.  The $14.0 million impact of decoupling partially offset the approximate $18 million decrease in margin due to lower sales volumes, which was attributed to the general economic slowdown and cooler year-over-year weather during the cooling season.

Operating Income

Operating income at the regulated electric utility segment increased $6.1 million, driven by the $39.7 million increase in margin, partially offset by a $33.6 million increase in operating expenses.

The increase in operating expenses was driven by:

•	$8.6 million in restructuring expenses related to a reduction in workforce. See Note 3, "Restructuring Expense," for more information.

•	An $8.2 million increase in electric maintenance expenses at WPS, primarily related to a greater number of planned outages at the generation plants during 2009, compared with 2008.

•
An $8.1 million increase in employee benefit costs, primarily related to an increase in pension expense driven partially by negative pension investment returns in 2008, as well as higher health care related expenses in 2009.

•	A $5.6 million increase in depreciation and amortization expense at WPS, primarily related to Weston 4 being placed in service for accounting purposes in April 2008.

Other Expense

Other expense at the regulated electric utilities increased $6.1 million, driven by:

•
A $4.9 million increase in interest expense, primarily related to increased long-term borrowings at WPS in December 2008.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project in Iowa.

•	A $2.5 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

2008 Compared with 2007

Revenues

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

-
The increase in revenue related to wholesale volumes was partially offset by a 3.4% decrease in residential sales volumes and a 1.3% decrease in commercial and industrial sales volumes year-over-year, which drove an approximate $22 million decrease in revenue.  Of this decrease in revenue, approximately $13 million related to energy conservation efforts on the part of residential customers, which is believed to be the result of high energy prices and the general economic slowdown.  Approximately $6 million related to decreased demand by commercial and industrial customers in the third and fourth quarters of 2008 as the economy weakened.  In addition, cooler weather during the 2008 cooling season compared with 2007 contributed approximately $3 million to the decrease in revenue.

•
An interim fuel surcharge approved by the PSCW for WPS's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  In addition, a surcharge increase was approved by the PSCW effective July 4, 2008.  Both orders combined had an overall impact on revenue of approximately $25 million.  Contributing factors in this rate change were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the start-up phases, increased coal and coal transportation costs, and increased natural gas costs.  On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of these lower costs, WPS accrued at December 31, 2008, a refund payable in 2009 to its electric customers of approximately $5 million, which is excluded from the $25 million noted above.  See Note 24, "Regulatory Environment," for more information on WPS's interim fuel surcharges.

•
A retail electric rate increase, effective January 16, 2008, which contributed an approximate $23 million increase in revenue.  The full benefit of the 2007 retail electric rate increase, effective January 12, 2007, also contributed to the increase in revenue year-over-year.  Per the PSCW's order approving the PEC merger, WPS was not permitted to increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPS was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.  See Note 24, "Regulatory Environment," for more information on WPS's rate increase.

•
An approximate $5 million increase in revenue at UPPCO related to increased energy and transmission costs in 2008 compared with 2007.  Increases in fuel and purchased power costs at UPPCO are passed directly through to customers in rates.

Margins

The regulated electric utility segment margin increased $67.8 million, driven by an increase in electric margin at WPS.  The $68.4 million increase in the electric margin at WPS was a result of:

•
A $54.0 million partial refund to Wisconsin retail customers in 2007 for their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expense in 2007 and, therefore, did not have an impact on earnings.  WPS completed this refund in 2007.

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

•
These increases in the electric margin were partially offset by an approximate $11 million decrease in margin due to a decline in residential and commercial and industrial sales volumes.  Of this decrease, approximately $8 million related to energy conservation efforts on the part of residential customers, which is believed to be the result of high energy prices and the general economic slowdown.  Approximately $1 million related to decreased demand by commercial and industrial customers in the third and fourth quarters of 2008 as the economy worsened.  In addition, cooler weather during the 2008 cooling season compared with 2007 contributed approximately $2 million to the decrease in gross margin.

Operating Income

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

•
A decrease in external costs to achieve merger synergies of $6.6 million related to the merger with PEC, from $12.3 million in 2007, to $5.7 million in 2008.  This decrease occurred primarily because all external costs to achieve merger synergies incurred from July 2006 through March 2007 were reallocated in 2007 from the holding company segment to the other reportable segments, including the regulated electric segment.  These reportable segments are the beneficiaries of the synergy savings resulting from the costs to achieve merger synergies.  In addition, the reduction in 2008 external costs to achieve merger synergies was due to less integration work required in 2008 compared with 2007.

Other Expense

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

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, and industrial customers.  See "Introduction," for a discussion of the revised strategy for Integrys Energy Services.

	Year Ended December 31
(Millions, except natural gas sales volumes)	2009	2008	2007	Change in 2009 Over 2008	Change in 2008 Over 2007

Revenues	$3,994.0	$9,735.2	$6,979.7	(59.0)%	39.5%
Cost of fuel, natural gas, and purchased power	3,696.1	9,649.5	6,675.6	(61.7)%	44.5%
Margins	297.9	85.7	304.1	247.6%	(71.8)%
Margin Detail
Electric and other margins	190.1	(15.7)	164.9	N/A	N/A
Natural gas margins	107.8	101.4	139.2	6.3%	(27.2)%

Operating and maintenance expense	190.8	181.7	159.4	5.0%	14.0%
Restructuring expense	27.2	-	-	N/A	N/A
Loss on Integrys Energy Services dispositions related to strategy change	28.9	-	-	N/A	N/A
Depreciation and amortization	19.3	14.5	14.4	33.1%	0.7%
Taxes other than income taxes	7.4	7.8	7.1	(5.1)%	9.9%
Operating income (loss)	24.3	(118.3)	123.2	N/A	N/A

Miscellaneous income (expense)	6.0	8.7	(0.3)	(31.0)%	N/A
Interest expense	(13.1)	(12.1)	(13.5)	8.3%	(10.4)%
Other expense	(7.1)	(3.4)	(13.8)	108.8%	(75.4)%

Income (loss) before taxes	$17.2	$(121.7)	$109.4	N/A	N/A

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kwh	222,178.5	184,446.3	132,623.6	20.5%	39.1%
Retail electric sales volumes in kwh	15,264.3	16,680.9	14,849.7	(8.5)%	12.3%
Wholesale natural gas sales volumes in bcf	424.0	642.8	483.1	(34.0)%	33.1%
Retail natural gas sales volumes in bcf	239.3	339.2	368.8	(29.5)%	(8.0)%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kwh *	3,965.2	4,634.1	3,599.7	(14.4)%	28.7%
Retail electric sales volumes in kwh *	15,045.3	16,561.3	14,584.4	(9.2)%	13.6%
Wholesale natural gas sales volumes in bcf *	402.5	594.9	445.6	(32.3)%	33.5%
Retail natural gas sales volumes in bcf *	236.7	336.0	319.4	(29.6)%	5.2%
* Represents gross physical volumes.
kwh – kilowatt-hours
bcf – billion cubic feet

2009 Compared with 2008

Revenues

•	Revenues decreased $5,741.2 million in 2009, compared with 2008, primarily due to:

	-	Lower energy prices, as the average market price of natural gas and electricity decreased approximately 45% and 40% year-over-year, respectively.

-
Lower sales volumes, as wholesale transactions were scaled back in conjunction with the global credit crisis in the latter half of 2008, and continue to be scaled back with Integrys Energy Services' strategy change and ultimate decision to exit its wholesale natural gas and electric businesses.  See "Introduction" above and Note 4, "Dispositions," for a discussion of the current strategy for Integrys Energy Services.

Margins

Changes in commodity prices subject a portion of the nonregulated operations to earnings volatility, driven primarily by its wholesale trading and marketing operations.  Integrys Energy Services uses financial instruments to economically hedge risks associated with physical transactions.  The financial instruments essentially lock in margin on these transactions by mitigating the impact of fluctuations in market conditions, changing commodity prices, volumetric exposure, and other associated risks.  Because many of the derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP, reported earnings for the Integrys Energy Services segment includes changes in the fair values of many of the derivative instruments.  These values may change significantly from period to period and are reflected as unrealized gains or losses within margin.  Fluctuations in the fair value of the nonderivative instruments (such as certain customer contracts, as well as natural gas storage and transportation contracts) do not impact margin until settlement, as these transactions do not meet the GAAP definition of derivative instruments.

Integrys Energy Services' margins increased $212.2 million in 2009, compared with 2008.  The significant items contributing to the change in margin were as follows:

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $205.8 million during 2009, compared with 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized wholesale electric margin

Realized wholesale electric margin increased $18.8 million, from $59.4 million during 2008, to $78.2 million during 2009.

Wholesale transactions and structured origination activity were scaled back in conjunction with the global credit crisis in the latter half of 2008 and continue to be scaled back with Integrys Energy Services' strategy change and ultimate decision to exit its wholesale electric business.  See "Introduction" above and Note 4, "Dispositions," for a discussion of the current strategy for Integrys Energy Services.

In general, realized margins are impacted by transaction activity in prior periods, as Integrys Energy Services recognizes realized margin when the contracts actually settle, which typically occurs over a 12- to 24-month period from the time the contract was actually entered into.  In 2009, realized margins benefited from the settlement of contracts that were entered into prior to the implementation of Integrys Energy Services' strategy change.

Realized retail electric margin

The realized retail electric margin increased $19.7 million, from $62.3 million in 2008, to $82.0 million in 2009.  The increase was driven by:

●
A $14.1 million increase in the more mature markets, such as Illinois and New York, as Integrys Energy Services realized the benefits of including higher capital costs in its pricing in the first half of the year.

●
A $6.5 million increase from operations in the Texas market.  This increase is a result of the positive year-over-year impact of lower ancillary service costs compared to the prior year and the effects of Hurricane Ike in the third quarter of 2008.  Hurricane Ike disrupted the electric infrastructure in Texas for a period of time, causing some of Integrys Energy Services' customers to be without electricity or buy only a fraction of their normal energy usage during that period.

Retail and wholesale electric fair value adjustments

Integrys Energy Services' margin from retail and wholesale electric fair value adjustments increased $167.3 million, as it recognized $137.4 million of non-cash unrealized losses related to derivative instruments in 2008, compared with $29.9 million of non-cash unrealized gains during 2009.

The non-cash unrealized gains and losses resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.  The fair value adjustments recorded in 2009 include margin reductions of $2.0 million related to the settlement of derivative contracts entered into with the purchaser of the Canadian electric power portfolio, as discussed in Note 4, "Dispositions".

Natural Gas Margins

Integrys Energy Services' natural gas margins increased $6.4 million in 2009, compared with 2008.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower-of-cost-or-market inventory adjustments

The combined effect of lower-of-cost-or-market inventory write-downs and withdrawals from storage of natural gas for which write-downs had previously been recorded resulted in a $322.7 million year-over-year increase in the natural gas margin.  The average market price of natural gas decreased approximately 5% during 2009 and decreased approximately 22% during 2008, driving a positive year-over-year change in natural gas margins of $129.2 million related to lower-of-cost-or-market inventory write-downs.  These lower-of-cost-or-market inventory write-downs were required to reflect natural gas in storage at the end of the period at its net realizable value, as required by GAAP.  The natural gas withdrawn from storage and sold to customers in 2009 had a $193.5 million lower cost basis as a result of lower-of-cost-or-market inventory write-downs recorded in prior periods.  At December 31, 2009, natural gas inventory had a lower cost basis as a result of lower-of-cost-or-market inventory write-downs recorded in prior periods of $11.6 million.

Other realized retail natural gas margins

Other realized retail natural gas margins increased $17.2 million, from $51.5 million in 2008, to $68.7 million in 2009.  The increase was due to Integrys Energy Services' withdrawal of a significant amount of natural gas during 2009 in order to improve its liquidity position, recognizing realized gains on these natural gas storage withdrawals.  Also, per-unit retail natural gas margins were higher period-over-period as more recently contracted sales commitments reflect increased business risk and financing costs in the pricing.  Offsetting the increase was a decrease in Integrys Energy Services' natural gas sales volumes year-over-year.  Integrys Energy Services significantly reduced the number of natural gas storage transactions entered into as Integrys Energy Group implemented its strategy change for its nonregulated energy services business segment.

Other realized wholesale natural gas margins

Other realized wholesale natural gas margins decreased $23.3 million, from $64.1 million in 2008, to $40.8 million in 2009.  In conjunction with the global credit crisis in the latter half of 2008, wholesale natural gas transactions were scaled back and continue to be scaled back with Integrys Energy Services' strategy change and ultimate decision to exit its wholesale natural gas business.  The reduced activity had a negative impact on realized margins in 2009.  See "Introduction" above, and Note 4, "Dispositions," for a discussion of the current strategy for Integrys Energy Services.

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

The fair value adjustments (excluding lower-of-cost-or-market inventory adjustments) drove a $310.2 million decrease in natural gas margins as unrealized losses on these instruments were

$157.1 million during 2009, compared with unrealized gains of $153.1 million during 2008.  The fair value adjustments recorded in 2009 include a net increase in margin of $14.4 million related to the settlement of derivative contracts entered into with the purchasers of the wholesale natural gas marketing business and the Canadian natural gas portfolio, as discussed in Note 4, "Dispositions".

Operating Income (Loss)

Integrys Energy Services' operating income increased $142.6 million year-over-year.  This increase resulted from the $212.2 million increase in margin discussed above, partially offset by losses of $28.9 million related to dispositions completed in connection with the strategy change; $27.2 million of restructuring expenses, which included employee-related costs, the write-off of capitalized development costs related to software that will not be utilized because of the restructuring, and consulting and legal fees; a $9.1 million increase in operating and maintenance expense; and a $4.8 million increase in depreciation and amortization expense primarily related to renewable energy asset additions.

The increase in operating and maintenance expense was driven by a one-time $9.0 million novation fee related to an agreement with a counterparty that enabled Integrys Energy Services to consolidate certain wholesale financial and physical contracts that were previously entered into with multiple counterparties, allowing Integrys Energy Services to reduce collateral support requirements.

See Note 3, "Restructuring Expense," for a discussion of restructuring charges.

2008 Compared with 2007

Revenues

Revenues increased $2,755.5 million in 2008 compared with 2007, primarily due to increased volumes (in part due to the PEC merger in 2007) and higher average sales prices in 2008.  Average sales prices rose in 2008 due to large market price increases from January 1, 2008 through June 30, 2008.  Market prices began to decline beginning in the third quarter of 2008 and continued to decline through the end of the year to levels below that of January 1, 2008.  Integrys Energy Services recognizes revenue at the time energy is delivered.  As a result, revenues at the end of the year were recognized based on the higher market prices from contracts entered into earlier in the year.

Margins

Integrys Energy Services' margin decreased $218.4 million from 2007 to 2008.  The significant items contributing to the change in margin were as follows:

Electric and Other Margins

Integrys Energy Services' electric and other margins decreased $180.6 million from 2007 to 2008.  The 2008 and 2007 electric and other margin included the negative impact of $8.8 million and $15.2 million, respectively, of amortization related to purchase accounting adjustments required as a result of the PEC merger.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized gains on structured origination contracts

Realized gains on structured origination transactions increased $6.2 million, from $18.1 million in 2007 to $24.3 million in 2008.  Origination transactions are physical, customer-based agreements with municipalities, merchant generators, cooperatives, and regulated utilities.  The increase was primarily due to growth in existing markets with an emphasis on structured transactions with small environmentally friendly generators.

All other realized wholesale electric margin

All other realized wholesale electric margin decreased $19.4 million from 2007 to 2008.  In general, realized margins are impacted by trading activity in prior periods.  Integrys Energy Services recognizes realized margins when the contracts actually settle, which can lag as much as 12 to 24 months from the time the contract was actually entered into.  The reduced volume of proprietary trading that began in 2007 reduced realized margins in 2008.

Realized retail electric margin

The realized retail electric margin increased $28.1 million from $34.2 million in 2007 to $62.3 million in 2008.  The change was primarily due to the following:

●	An increase of $19.5 million from operations in Illinois due to the addition of new customers as a result of the PEC merger, as well as a reduced impact from purchase accounting in 2008.

●	A $12.7 million increase due to expansion in the Mid-Atlantic region and the resolution of certain regulatory issues in Northern Maine.

●
Partially offsetting these increases was a $3.4 million decrease from operations in Texas.  This reduction was a result of higher ancillary costs in Texas and the effects of Hurricane Ike, which disrupted the electric infrastructure in Texas for a period of time, causing some of Integrys Energy Services' customers to be without electricity or take only a fraction of their normal load during that period.

Retail and wholesale fair value adjustments

From 2007 to 2008, Integrys Energy Services' margin from electric retail and wholesale fair value adjustments decreased $176.8 million, as it recognized $137.4 million of non-cash unrealized losses related to derivative instruments in 2008, compared with $39.4 million of non-cash unrealized gains during 2007.

Although energy prices rose approximately 20% in the first half of 2008, they declined approximately 45% in the second half of the year, which led to the recognition of large non-cash unrealized losses in 2008 on these electric customer supply contracts.  These unrealized losses turn around in future years as the contracts settle.  The mark-to-market activity also reflects increases in portfolio reserves in recognition of the increased risk of credit losses and reduced market liquidity.  Finally, the mark-to-market activity was also negatively impacted as the short-term cost of borrowing increased.  The discount rate is a component of the fair value of Integrys Energy Services' derivative portfolio and, therefore, increased interest rates resulted in a reduction in the fair value presented on the balance sheet.  In 2007, energy prices increased, resulting in unrealized gains.

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

2005 liquidation of electric supply contract

In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that Integrys Energy Services liquidate a firm contract to buy power in 2006 and 2007.  At that time, Integrys Energy Services recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine.  The cost to purchase power under the new contract was more than the cost under the liquidated contract.  The replacement contract increased the cost of purchased power needed to serve customers in Maine by $0.9 million in 2007.  There was no impact on electric margin in 2008, resulting in a $0.9 million increase in realized wholesale electric margins from 2007 to 2008.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $37.8 million from 2007 to 2008.  The 2008 and 2007 natural gas margins included the negative impact of $5.0 million and $6.1 million, respectively, of amortization related to purchase accounting adjustments required as a result of the PEC merger.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower-of-cost-or-market inventory adjustments

The spot price of natural gas decreased significantly during the second half of 2008 (below the average cost of natural gas in inventory which Integrys Energy Services had acquired and injected earlier in 2008), which resulted in a lower of cost or market inventory write-down, as required by GAAP.  This write-down resulted in a $160.3 million decrease in non-cash realized natural gas margins from 2007 to 2008.  The negative impact on realized margin related to these inventory write-downs was offset by unrealized gains recognized in 2008 and 2007 on derivative instruments utilized to mitigate the price risk on natural gas inventory underlying natural gas storage transactions (See "Fair value adjustments" below).

Other realized natural gas margins

Other realized natural gas margins increased $8.0 million, from $107.6 million in 2007, to $115.6 million in 2008, primarily related to realized gains on wholesale natural gas storage transactions.  In 2008, Integrys Energy Services increased its storage withdrawals which drove the year-over-year increase in other realized natural gas margins.  In addition, Integrys Energy Services placed greater emphasis on structured wholesale natural gas transactions in 2008 in existing markets, which also contributed to the increase.  These structured transactions involve serving customers such as regulated utilities, pipelines, retail marketers, and other large end users of natural gas.

Spot to forward differential

Integrys Energy Services experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year.  Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months.  Integrys Energy Services' policy is to hedge the value of natural gas storage with contracts in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage.  However, hedge accounting rules require the natural gas in storage to be marked-to-market using spot prices, while the future sales contracts are marked-to-market using forward prices.  When the spot price of natural gas changes disproportionately to the forward price of natural gas, Integrys Energy Services experiences volatility in its earnings.  Consequently, earnings volatility may occur within the contract period for natural gas in storage.  The accounting treatment does not impact the underlying cash flows or economics of these transactions.

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

Fair value adjustments

In 2008, fair value adjustments drove a $109.0 million increase in the natural gas margins as unrealized gains on these instruments were $147.6 million in 2008, compared with unrealized gains of $38.6 million in 2007.

Operating Income (Loss)

Operating income at Integrys Energy Services decreased $241.5 million year-over-year.  This decrease resulted primarily from the $218.4 million decrease in margin discussed above.  In addition, operating and maintenance expense increased $22.3 million, driven largely by a $9.1 million increase in bad debt expense, $7.3 million of which resulted from the bankruptcy of Lehman Brothers in the third quarter of 2008; a $5.1 million increase in broker commissions as a result of higher transaction volumes; and higher employee benefit costs.

Other Expense

Other expense at Integrys Energy Services decreased $10.4 million year-over-year.  This decrease resulted primarily from an increase in miscellaneous income of $9.0 million, driven by a $13.8 million decrease in pre-tax net losses related to Integrys Energy Services' former investment in a synthetic fuel facility.  This increase in miscellaneous income was partially offset by a decrease of $1.5 million in foreign currency gains related to Integrys Energy Services' Canadian subsidiaries and a $3.7 million decrease in interest and dividend income on margin deposits.

Electric Transmission Investment Segment Operations

2009 Compared with 2008

Other Income

Other income at the electric transmission investment segment increased $9.2 million during 2009 compared with 2008, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  The increase in income was driven by ATC's continuing capital expenditure program, resulting in an increase in its rate base.

2008 Compared with 2007

Other Income

Other income at the electric transmission investment segment increased $15.6 million during 2008 compared with 2007, due to an increase in income from Integrys Energy Group's ownership interest in ATC.  The increase in income was driven by ATC's continuing capital expenditure program, resulting in an increase in its rate base.

Holding Company and Other Segment Operations

				Change in	Change in
	Year Ended December 31			2009 Over	2008 Over
(Millions)	2009	2008	2007	2008	2007

Operating loss	$(1.9)	$(0.7)	$(11.8)	171.4%	(94.1)%
Other expense	(58.1)	(53.2)	(62.8)	9.2%	(15.3)%

Loss before taxes	$(60.0)	$(53.9)	$(74.6)	11.3%	(27.7)%

2009 Compared with 2008

Operating Loss

Operating loss at the holding company and other segment increased $1.2 million during 2009 compared with 2008, driven by restructuring expenses related to Integrys Energy Group’s reduction in workforce, and by a decrease in operating income from MERC's nonutility home services business.

Other Expense

Other expense at the holding company and other segment increased $4.9 million during 2009 compared with 2008, driven by a $4.3 million increase in interest expense at the holding company primarily due to an increase in long-term borrowings in the second quarter of 2009 and an increase in the amortization of deferred financing fees related to credit facilities entered into in the second quarter of 2009 and the fourth quarter of 2008, partially offset by a decrease in interest expense on commercial paper.

2008 Compared with 2007

Operating Loss

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

Other Income (Expense)

Other income increased $9.6 million, driven by a $10.5 million decrease in external interest expense due to lower interest rates and lower average short-term borrowings used for working capital requirements at Integrys Energy Group.  A portion of the proceeds received from the sale of PEP in September 2007 was used to pay down the short-term debt.

Provision for Income Taxes

	Year Ended December 31
	2009	2008	2007
Effective Tax Rate	717.2%	29.1%	32.2%

2009 Compared with 2008

The increase in the effective tax rate for 2009 was primarily related to the tax treatment of Integrys Energy Group's $291.1 million non-cash pre-tax goodwill impairment loss.  Although Integrys Energy Group had $11.6 million of income before taxes for 2009, it recorded an $83.2 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not deductible for income tax purposes.

2008 Compared with 2007

The decrease in the effective tax rate for 2008 was primarily driven by the impact of large permanent tax deductions pertaining to items that exceeded the related book expense being applied to the lower income before taxes in 2008, compared with 2007.  In addition, in 2008 Integrys Energy Group recognized $10.0 million of investment tax credits related to solar projects completed in the fourth quarter of 2008.  These were offset by the reduction in Section 29/45K tax credits in 2008 due to the December 31, 2007, expiration of Section 29/45K of the Internal Revenue Code that made tax credits available from the production and sale of synthetic fuel.  In 2007, Integrys Energy Group's ownership in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits of $13.6 million compared with $0.8 million of Section 29/45K tax credits recognized in 2008.

Discontinued Operations, Net of Tax

2009 Compared with 2008

Income from discontinued operations, net of tax, decreased $1.9 million in 2009 compared with 2008.

During 2009, Integrys Energy Services completed the sale of its energy management consulting business.  The historical financial results of this business were not significant.  The gain on the sale of this business recorded in discontinued operations during the third quarter of 2009 was $3.9 million ($2.4 million after-tax).

During 2008, Integrys Energy Services recognized a $6.3 million ($3.8 million after-tax) gain on the sale of its subsidiary, Mid-American Power, LLC, in discontinued operations when a previously contingent payment was paid by the buyer.

For more information on the discontinued operations discussed above, see Note 4, "Dispositions," and Note 25, "Segments of Business."

2008 Compared with 2007

Income from discontinued operations, net of tax, decreased $68.6 million in 2008, compared with 2007.

During 2008, Integrys Energy Services sold its subsidiary Mid-American Power, LLC, which owned the Stoneman generation facility, located in Wisconsin.  The historical financial results of this business were not significant.  In the fourth quarter of 2008, Integrys Energy Services recognized a $6.3 million ($3.8 million after-tax) gain on the sale of this business in discontinued operations when a previously contingent payment was earned and paid by the buyer.  This contingent payment resulted from legislation that passed in the fourth quarter of 2008, which extended the production tax credits available for certain biomass facilities.

During 2007, Integrys Energy Group recognized $58.5 million of income from discontinued operations related to the sale of PEP, which included an after-tax gain of $7.6 million on the sale.  In 2008, discontinued operations reflect the $0.8 million positive impact of tax adjustments related to the 2007 PEP sale.

During 2007, WPS Niagara Generation, LLC recognized after-tax income of $14.8 million from discontinued operations, primarily related to the $14.7 million after-tax gain on the sale of this business.

BALANCE SHEET

Cash and cash equivalents decreased $209.6 million, from $254.1 million at December 31, 2008, to $44.5 million at December 31, 2009.  For a detailed explanation of the change in the cash and cash equivalents balance, see "Liquidity and Capital Resources."

Net accounts receivable and accrued unbilled revenues decreased $934.6 million (49.4%) from $1,892.6 million at December 31, 2008, to $958.0 million at December 31, 2009.  The decrease was driven by a reduction in Integrys Energy Services’ wholesale transactions and natural gas storage transactions as a result of the change in strategy for this business segment.  Also contributing to the decrease were lower revenues due to lower natural gas prices and warmer weather during the fourth quarter of 2009, compared with the same period in 2008.

Inventories decreased $428.5 million (58.5%), from $732.8 million at December 31, 2008, to $304.3 million at December 31, 2009.  The inventory balance at Integrys Energy Services decreased $326.2 million (79.4%), primarily due to lower natural gas prices year-over-year and the sale of its wholesale natural gas marketing and trading business in December 2009.  See Note 4, "Dispositions," for more information.

Goodwill decreased $291.4 million (31.2%), from $933.9 million at December 31, 2008, to $642.5 million at December 31, 2009, driven by the impairment loss recorded in the first quarter of 2009 within the natural gas utility segment.  Key factors contributing to the impairment charge included disruptions in the global credit and equity markets and the resulting increase in the weighted-average cost of capital used to value the natural gas utility operations, as well as the negative impact that the global decline in equity markets had on the valuation of natural gas distribution companies in general.

Detailed explanations for changes in the short-term and long-term debt balances year-over-year are included in Note 12, "Short-Term Debt and Lines of Credit," and Note 13, "Long-Term Debt."

Accounts payable decreased $894.9 million (58.3%), from $1,534.3 million at December 31, 2008, to $639.4 million at December 31, 2009.  Accounts payable at Integrys Energy Services decreased $813.0 million, primarily due to lower natural gas prices and the reduction in natural gas payables and natural gas loans associated with its wholesale natural gas marketing and trading business.  See Note 4, "Dispositions," for more information.

LIQUIDITY AND CAPITAL RESOURCES

Integrys Energy Group believes that its cash balances, liquid assets, operating cash flows, access to equity and debt capital markets, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  Integrys Energy Group's borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies.  Integrys Energy Group's operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.

The previously announced strategy change at Integrys Energy Services and other operating activities resulted in the generation of a significant amount of positive cash flow from operations during 2009, which drove an approximate $1 billion reduction in consolidated short-term debt outstanding during 2009.

Operating Cash Flows

2009 Compared with 2008

Net cash provided by operating activities was $1,606.3 million in 2009, compared with net cash used for operating activities of $250.0 million in 2008.  The $1,856.3 million year-over-year increase in cash provided by operating activities was mainly driven by a $1,734.8 million increase related to lower working capital requirements, partially due to a $444.1 million decrease in inventories during 2009, compared with a $312.0 million increase in inventories in 2008.  This change was primarily a result of an increase in natural gas withdrawn from storage in 2009 due to the previously announced strategy change at Integrys Energy Services, as well as lower year-over-year natural gas prices.  Also contributing to the decrease in working capital requirements was an $864.8 million decrease in accounts receivables and accrued unbilled revenues in 2009, compared with a $207.7 million increase in accounts receivables and accrued unbilled revenues in 2008, primarily the result of lower natural gas prices and the Integrys Energy Services strategy change.  Additionally, during 2009, Integrys Energy Services had a $45.5 million net return of margin posted to various exchanges, compared with the net payment of $239.2 million of margin posted to various exchanges in 2008, primarily due to the strategy change.  Partially offsetting these changes was a $604.7 million decrease in accounts payable in 2009, compared with a $53.2 million decrease in accounts payable in 2008, primarily the result of lower natural gas prices.

2008 Compared with 2007

Net cash used for operating activities was $250.0 million in 2008, compared with net cash provided by operating activities of $238.5 million in 2007.  The $488.5 million year-over-year increase in cash used for operating activities was driven by:

•
A $177.0 million decrease in cash provided by accounts receivable collections, as colder weather conditions led to higher natural gas throughput volumes in the fourth quarter 2008, compared with the same quarter in 2007, contributing to higher accounts receivable balances.  Also contributing to the increase in cash used for operating activities, Integrys Energy Group and its subsidiaries, primarily Integrys Energy Services, had net cash collateral payments of $239.2 million in 2008, compared with net cash collateral receipts of $82.0 million in 2007.  The net cash collateral payments made in 2008 were driven by large mark-to-market losses incurred by Integrys Energy Services during the latter part of 2008, due to declining prices.

•
A $139.1 million increase in cash used for natural gas inventory purchases due to an increase in the average price of natural gas during the summer of 2008 (when natural gas is generally injected into inventory), compared with the same period in 2007.

•
Partially offset by an $88.7 million increase in cash related to net refunds of regulatory assets and liabilities, driven by a decrease in the refund to ratepayers in 2008, compared with 2007, of proceeds WPS received from the liquidation of the nonqualified decommissioning trust fund upon the sale of Kewaunee.

Investing Cash Flows

2009 Compared with 2008

Net cash used for investing activities was $440.7 million in 2009, compared with $452.2 million in 2008.  The $11.5 million year-over-year decrease in cash used for investing activities was primarily driven by the $88.6 million decrease in cash used to fund capital expenditures (discussed below) and the payment of $17.4 million in 2008 related to WPS’s funding of the construction of the transmission facilities required to support Weston 4, partially offset by the 2008 reimbursement of $99.7 million from ATC related to WPS's construction of the transmission facilities required to support Weston 4.

2008 Compared with 2007

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

Capital Expenditures

Capital expenditures by business segment for the years ended December 31 were as follows:

Reportable Segment (millions)	2009	2008	2007
Electric utility	$250.4	$207.4	$202.6
Natural gas utility	136.9	237.3	158.8
Integrys Energy Services	22.4	68.1	20.5
Holding company and other	34.5	20.0	10.7
Integrys Energy Group	$444.2	$532.8	$392.6

The increase in capital expenditures at the electric utility segment in 2009 compared with 2008 was primarily due to wind generation projects, partially offset by the year-over-year decrease in capital expenditures associated with Weston 4.  The decrease in capital expenditures at the natural gas utility segment in 2009 compared with 2008 was primarily due to a decrease in costs related to the construction of natural gas laterals that connected WPS's natural gas distribution system to the Guardian II natural gas pipeline, which was completed in February 2009.  The decrease in capital expenditures at Integrys Energy Services in 2009 compared with 2008 was primarily driven by fewer expenditures related to renewable energy projects in 2009, compared with 2008.

The increase in capital expenditures at the natural gas utility segment in 2008 compared with 2007 was primarily due to an increase in capital expenditures at PGL and NSG due to the fact that they were not acquired until February 21, 2007, as well as construction of the natural gas lateral infrastructure that connects WPS's natural gas distribution system to the Guardian II natural gas pipeline.  The increase in capital expenditures at Integrys Energy Services in 2008 compared with 2007 was primarily due to solar energy projects as well as the construction of a pipeline that will transport methane gas produced at a landfill for use at a chemical plant as a replacement for natural gas.

Financing Cash Flows

2009 Compared with 2008

Net cash used for financing activities was $1,378.4 million in 2009, compared with net cash provided by financing activities of $911.3 million in 2008.  The $2,289.7 million year-over-year increase in cash used for financing activities was primarily driven by $973.6 million of net repayments of short-term debt and notes payable in 2009, compared with $725.4 million of net short-term and notes payable borrowings in 2008.  The repayments in 2009 were made possible by the increase in net cash provided by operating activities.  Also, as a result of the previously announced strategy change at Integrys Energy Services, fewer structured natural gas loan agreements were entered into in 2009, compared with 2008, resulting in a $368.4 million year-over-year decrease in proceeds from the sale of borrowed natural gas.  Additionally, Integrys Energy Services had a $188.0 million year-over-year increase in the purchase of natural gas to repay structured natural gas loan agreements, many of which were entered into in 2008.

2008 Compared with 2007

Net cash provided by financing activities was $911.3 million in 2008, compared with net cash used for financing activities of $459.2 million in 2007.  In 2007, Integrys Energy Group was able to pay down short-term debt with a portion of the proceeds received from the sale of PEP.  In 2008, proceeds were required to fund higher year-over-year working capital requirements.

Significant Financing Activities

Dividends paid increased in 2009 compared with 2008.  In February 2009, Integrys Energy Group increased its quarterly common stock dividend to 68 cents per share.  The quarterly common stock dividend was increased from 66 cents per share to 67 cents per share in 2008.

Integrys Energy Group had outstanding commercial paper borrowings of $212.1 million and $552.9 million at December 31, 2009, and 2008, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million and $181.1 million at December 31, 2009, and 2008, respectively.  Integrys Energy Group had no borrowings under revolving credit facilities at December 31, 2009 and $475.0 million as of December 31, 2008.  See Note 12, "Short-Term Debt and Lines of Credit" for more information.

For information on the issuance and redemption of long-term debt at Integrys Energy Group and its subsidiaries, see Note 13, "Long-Term Debt."

Prior to January 1, 2008, Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and under certain stock-based employee benefit and compensation plans.  As a result of the plans, equity increased $45.6 million in 2007.  During 2009 and 2008, shares of Integrys Energy Group's common stock were purchased on the open market to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  Integrys Energy Group did not repurchase any existing common stock during 2007.  Beginning in the first quarter of 2010, Integrys Energy Group plans to issue new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.

Credit Ratings

Integrys Energy Group uses internally generated funds, commercial paper borrowings, and other short-term borrowings to satisfy most of its capital requirements.  Integrys Energy Group also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth.

Integrys Energy Group, WPS, and PGL have their own commercial paper borrowing programs.

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

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to stable from negative.  The revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent."  The revised outlook also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

On June 9, 2009, Moody's assigned an "A3" issuer credit rating to PGL and NSG, and lowered the following ratings of Integrys Energy Group and its subsidiaries:

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

According to Moody's, the downgrade considers management's decision to divest of its nonregulated energy marketing business, and reflects the expected improvements in Integrys Energy Group's business risk and liquidity profiles after the divestiture, as well as the expected challenge of replacing the earnings generated by this nonregulated segment.  Also according to Moody's, the downgrade reflects management's decision to leave its dividend policy unchanged despite expected near-term reduction in earnings and internal cash flow generation.

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

According to Standard & Poor's, Integrys Energy Group's corporate credit downgrade reflects weak financial measures that do not support an "A" category credit profile.  Standard & Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business risk profile to "excellent" from "strong" and changed its financial risk profile to "aggressive" from "intermediate."  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.

Discontinued Operations

2009 Compared with 2008

Net cash provided by discontinued operations was $3.2 million in 2009 compared with $3.8 million in 2008.

2008 Compared with 2007

Net cash provided by discontinued operations was $3.8 million in 2008 compared with $690.2 million in 2007.  The decrease in net cash provided by discontinued operations was driven by the approximate $869.2 million of proceeds received from the sale of PEP.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of December 31, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$3,580.2	$254.4	$942.3	$571.8	$1,811.7
Operating lease obligations	68.4	11.6	19.6	13.6	23.6
Commodity purchase obligations (2)	5,735.6	2,399.9	1,858.0	689.8	787.9
Purchase orders (3)	515.3	514.1	1.2	-	-
Pension and other postretirement funding obligations (4)	683.4	103.3	267.4	138.1	174.6
Total contractual cash obligations	$10,582.9	$3,283.3	$3,088.5	$1,413.3	$2,797.8

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

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot be estimated beyond 2012.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $657.7 million at December 31, 2009, as the amount and timing of payments are uncertain.  Integrys Energy Group anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  See Note 16, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the December 31, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 15, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2010 through 2012 are listed below.

(Millions)
WPS
Environmental projects	$164.1
Electric and natural gas distribution projects	150.9
Electric and natural gas delivery and customer service projects	59.1
Other projects	108.0

UPPCO
Repairs and safety measures at hydroelectric facilities	37.3
Other projects	28.4

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	29.8

MERC
Natural gas pipe distribution system and other projects	48.5

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects *	481.1

NSG
Natural gas pipe distribution system and other projects	45.9

Integrys Energy Services
Solar and other projects	88.9

IBS
Corporate services infrastructure projects	53.7
Total capital expenditures	$1,295.7

*
Includes approximately $114 million of expenditures related to the accelerated replacement of cast iron mains at PGL in 2011 and 2012.  On January 21, 2010, the ICC approved a rider mechanism to allow PGL to recover the incremental cost of an accelerated natural gas main replacement program.  See Note 24, "Regulatory Environment," for more information.

Integrys Energy Group expects to provide additional capital contributions to ATC (not included in the above table) of approximately $7 million in 2010, $8 million in 2011, and $7 million in 2012.

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends.

Capital Resources

As of December 31, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants related to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 12, "Short-Term Debt and Lines of Credit," for more information on Integrys Energy Group's credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 13, "Long-Term Debt," for more information on Integrys Energy Group's long-term debt covenants.

Integrys Energy Group plans to meet its capital requirements for the period 2010 through 2012 primarily through internally generated funds (net of forecasted dividend payments) and debt and equity financings.  During 2010, over $1.3 billion of Integrys Energy Group's revolving credit facilities will mature.  It is the intent of management to renew a substantial portion of the maturing credit facilities by the end of the second quarter of 2010.  Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

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

Other Future Considerations

Integrys Energy Services Business Segment Strategy Change

At December 31, 2009, Integrys Energy Group had completed a substantial portion of its previously announced strategy to divest of or significantly reduce the size of its nonregulated energy services business segment to a smaller segment with significantly reduced credit and collateral support requirements.  One of the remaining parts of the strategy change is the pending sale of the wholesale electric business, which is expected to close in the first half of 2010.

Integrys Energy Group has repositioned its nonregulated energy services business segment from a focus on significant growth in wholesale and retail markets across the United States and Canada, to a focus on selected retail markets in the United States with the expectation that recurring customer based business will result in dependable cash and earnings contributions with a reduced risk and capital profile.  In addition, Integrys Energy Services will continue to invest in energy assets with renewable attributes.
Once fully implemented, Integrys Energy Group expects its liquidity needs to decrease and expects to reduce its existing credit facilities.  Integrys Energy Group may also use the proceeds from the sales of any portions of this business segment, as well as the return of invested capital, to reduce outstanding debt or invest in areas with more desirable risk adjusted rates of return to achieve the highest value for its shareholders.  See Note 4, "Dispositions," for more information.

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at the utilities.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The $14.0 million cap for electric service was reached in the second quarter of 2009.  On December 16, 2009, decoupling for UPPCO was approved for all customer groups by the MPSC effective January 1, 2010.  MGU requested decoupling in its rate case filed in July 2009.  The partial settlement approved in that rate case did not address the decoupling request.  Therefore the request will be addressed by the MPSC through the normal rate case process, which is expected to conclude in the second quarter of 2010.  In Minnesota, the legislature required the MPUC to evaluate decoupling.  The MPUC is currently engaged in that process and has sought and received comments on decoupling mechanisms from utilities and interveners in Minnesota.

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

The impact of the weak economic environment could cause more accounts receivable to become uncollectible.  Higher levels of uncollectible balances could negatively impact Integrys Energy Group's results of operations and could result in higher working capital requirements.  Recoveries (or refunds) under Illinois Senate Bill (SB) 1918 and an Uncollectible Expense Tracking Mechanism (UETM) in Michigan will affect bad debt expense as described in Note 24, "Regulatory Environment."

Goodwill Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  Interim impairment tests are performed between required annual testing dates if certain conditions exist.  One of these conditions is a change in business climate, which may be evidenced by, among other things, a prolonged decline in a company's market capitalization below book value.  Any annual or interim goodwill impairment test could result in the recognition of a goodwill impairment loss.  See Note 10, "Goodwill and Other Intangible Assets," for more information on goodwill balances for Integrys Energy Group's reporting units at December 31, 2009.

Climate Change

Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives; the Kerry-Boxer draft bill, which was introduced in the United States Senate; and the Wisconsin Clean Energy Jobs Act, which has been introduced in the Wisconsin legislature to implement recommendations from the Governor’s Global Warming Task Force.  The Wisconsin Clean Energy Jobs Act establishes statewide goals for the reduction of greenhouse gas emissions and requires certain actions, including an increased renewable portfolio standard, to meet those goals.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

The majority of Integrys Energy Group’s generation and distribution facilities are located in the upper Midwest region of the United States.  The same is true for the majority of our customers’ facilities.  The physical risks posed by climate change are not expected to be significant at this time.  Ongoing evaluations will be conducted as more information on the extent of such physical changes becomes available.

New Laws

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect the company.  Most notably, a provision of ARRA provides Integrys Energy Group with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be approximately $200 million.  Other provisions of ARRA provide Integrys Energy Group with elections to select among a production tax credit, an investment tax credit, or a federal grant for various renewable generating facilities that went into service in 2009.  Integrys Energy Group currently plans to take production tax credits on power generated by wind facilities, but is evaluating the other alternatives mentioned.

In February 2009, Wisconsin Act 2 was signed into law.  Act 2 contains various tax provisions intended to reduce Wisconsin's current budget gap.  Most notably, this Act will require Integrys Energy Group and its subsidiaries to file a Wisconsin income tax return as a combined group.  As a result, all of Integrys Energy Group's income became subject to apportionment and taxation in Wisconsin beginning January 1, 2009.  In the future, Integrys Energy Group may experience higher or lower Wisconsin income taxes depending on the mix and type of income.  In the short-term, after the adjustment to deferred taxes at the time of the law change, this law is expected to generate a small benefit for Integrys Energy Group.

Property Tax Assessment on Natural Gas

Integrys Energy Group’s natural gas retailers, including its five natural gas utilities, purchase storage services from pipeline companies on the pipelines’ interstate natural gas storage and transmission systems.  Once a shipper delivers natural gas to the pipeline’s system, that specific natural gas cannot be physically traced back to the shipper, and the physical location of that specific natural gas is not ascertainable.  Some states tax natural gas as personal property and have recently sought to assess personal property tax obligations against natural gas quantities held as working gas in facilities located in their states.  Because the pipeline does not have title to the working gas inventory in these facilities, the state imposes the tax on the shippers as of the assessment date, based on allocated quantities.  Shippers that are being assessed a tax are actively protesting these property tax assessments.  PGL and MERC are currently pursuing protests through litigation in Texas and Kansas, respectively.

OFF BALANCE SHEET ARRANGEMENTS

See Note 17, "Guarantees," for information regarding guarantees.

MARKET PRICE RISK MANAGEMENT ACTIVITIES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of Integrys Energy Services.

Integrys Energy Services measures the fair value of derivative instruments on a mark-to-market basis.  The fair value is included in assets or liabilities from risk management activities on Integrys Energy Group's Consolidated Balance Sheets, with an offsetting impact to other comprehensive income (for the effective portion of cash flow hedges), also on Integrys Energy Group's Consolidated Balance Sheets, or to earnings.  The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the year ended December 31, 2009.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total
Fair value of contracts at December 31, 2008 (1)	$294.0	$(135.4)	$158.6
Less: Contracts realized or settled during period (2)	317.0	(225.9)	91.1
Plus: Changes in fair value of contracts in existence at December 31, 2009 (3)	60.0	(187.9)	(127.9)
Fair value of contracts at December 31, 2009 (1)	$37.0	$(97.4)	$(60.4)

(1)
Reflects the values reported on the balance sheets for net mark-to-market current and long-term risk management assets and liabilities as of those dates.  The fair value of contracts at December 31, 2008, includes $0.6 million of liabilities held for sale, related to the sale of generation assets and the associated sales and service contracts in Northern Maine, which closed during the first quarter of 2010.  The fair value of Integrys Energy Services’ contracts at December 31, 2009, was impacted by the reduction in wholesale trading and marketing activity associated with its strategy change, as well as an overall decline in energy prices in 2009.

(2)	Includes the value of contracts in existence at December 31, 2008, that were no longer included in the net mark-to-market assets as of December 31, 2009.

(3)
Includes unrealized gains and losses on contracts that existed at December 31, 2008, and contracts that were entered into subsequent to December 31, 2008, which were included in Integrys Energy Services' portfolio at December 31, 2009.

There were, in many cases, derivative positions entered into and settled during the period resulting in gains or losses being realized during the current period.  The realized gains or losses from these derivative positions are not reflected in the table above.

The table below shows Integrys Energy Services' risk management instruments categorized by fair value hierarchy levels and by maturity.  For more information on the fair value hierarchy, including definitions of Level 1, Level 2, and Level 3, see Note 1(r), "Summary of Significant Accounting Policies – Fair Value."

Integrys Energy Services
Risk Management Contract Aging at Fair Value
As of December 31, 2009 (Millions)
Fair Value Hierarchy Level	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 years	Total Fair Value
Level 1	$(52.2)	$0.6	$(0.3)	$-	$(51.9)
Level 2	(56.4)	(75.7)	4.1	1.6	(126.4)
Level 3	37.1	80.8	(0.6)	0.6	117.9
Total fair value	$(71.5)	$5.7	$3.2	$2.2	$(60.4)

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

Risk Management Activities

Integrys Energy Group has entered into contracts that are accounted for as derivatives.  All derivative contracts are recorded at fair value on the Consolidated Balance Sheets, unless they qualify for the normal purchases and sales exception, which provides that recognition of gains and losses in the consolidated financial statements is not required until the settlement of the contracts.  Changes in fair value, except effective portions of derivative instruments designated as hedges or qualifying for regulatory deferral, generally affect income available for common shareholders at each financial reporting date until the contracts are ultimately settled.

At December 31, 2009, those derivatives not designated as hedges were primarily commodity contracts used to manage price risk associated with natural gas and electricity purchase and sale activities.  Cash flow hedge accounting treatment may be used when Integrys Energy Group enters into contracts to buy or sell a commodity at a fixed price for future delivery to protect future cash flows corresponding with anticipated physical sales or purchases.  In addition, Integrys Energy Group uses cash flow hedge accounting to protect against changes in interest rates.  Fair value hedge accounting may be used when Integrys Energy Group holds assets, liabilities, or firm commitments and enters into transactions that hedge the risk of changes in commodity prices or interest rates.  To the extent that the hedging instrument is fully effective in offsetting the transaction being hedged, there is no impact on income available for common shareholders prior to settlement of the hedge.

In conjunction with the implementation of SFAS No. 157, "Fair Value Measurements" (now incorporated as part of the Fair Value Measurements and Disclosures Topic of the FASB ASC), on January 1, 2008, Integrys Energy Group categorized its fair value measurements into three levels within a fair value hierarchy.  See Note 1(r), "Summary of Significant Accounting Policies – Fair Value," and Note 22, "Fair Value," for more information.

Integrys Energy Group has based its valuations on observable inputs whenever possible.  However, at times, the valuation of certain derivative instruments requires the use of internally developed valuation techniques and/or significant unobservable inputs.  These valuations require a significant amount of management judgment and are classified as Level 3 measurements.  Of the total risk management assets on Integrys Energy Group's Consolidated Balance Sheets, $1,593.0 million (68.7%) utilized Level 3 measurements.  Of the total risk management liabilities, $1,471.6 million (61.6%) utilized Level 3 measurements.  Integrys Energy Group believes these valuations represent the fair values of these instruments as of the reporting date; however, the actual amounts realized upon settlement of these instruments could vary materially from the reported amounts due to movements in market prices and changes in the liquidity of certain markets.

Beginning January 1, 2008, Integrys Energy Services no longer includes transaction costs in fair value determinations.

As a component of fair value determinations, Integrys Energy Group considers counterparty credit risk (including its own credit risk) and liquidity risk.  The liquidity component of the fair value determination may be especially subjective when limited liquid market information is available.  Changes in the underlying assumptions for these components of fair value at December 31, 2009, would have had the following effects:

Change in Components	Effect on Fair Value of Net Risk Management Liabilities at December 31, 2009 (Millions)
100% increase	$15.8 decrease
50% decrease	$7.9 increase

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

Asset Impairment

Integrys Energy Group reviews certain assets for impairment as required by the Property, Plant, and Equipment Topic and Intangibles – Goodwill and Other Topic of the FASB ASC.

Goodwill

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  A reporting unit can be an operating segment, or one level below an operating segment, as defined by the Segment Reporting Topic of the FASB ASC.  At Integrys Energy Group, goodwill has been assigned to each of the five reporting units that comprise the natural gas utility segment and also to the Integrys Energy Services segment.  The carrying value of goodwill by reporting unit and reportable segment for the year ended December 31, 2009 was:

(Millions)	Carrying Value of Goodwill
WPS	$36.4
PGL	401.2
NSG	36.1
MERC	127.7
MGU	34.5
Total Natural Gas Utility Segment	$635.9
Integrys Energy Services	6.6
Balance at December 31, 2009	$642.5

The goodwill for each of the reporting units is tested for impairment annually on April 1 or more frequently when events or circumstances warrant.  The fair market value of each reporting unit is estimated using certain key assumptions that require significant judgment.  This judgment includes developing cash flow projections (including the selection of appropriate returns on equity, long-term growth rates, and capital expenditure levels), selecting appropriate discount rates, and identifying relevant market comparables.

The fair value of WPS currently exceeds the carrying amount by a significant amount, such that Integrys Energy Group believes WPS is unlikely to fail step one of the goodwill impairment test in the foreseeable future.

However, in the first quarter of 2009, the combination of the decline in equity markets as well as the increase in the expected weighted-average cost of capital indicated that a potential impairment of goodwill might exist for PGL, NSG, MERC, MGU, and Integrys Energy Services, triggering an interim goodwill impairment analysis effective February 28, 2009 for these reporting units.  For this analysis, the estimated fair value for the PGL, NSG, MERC, and MGU reporting units was determined by utilizing a combination of the income approach and the market approach methodologies.  More weight was given to the income approach as Integrys Energy Group believes that the income approach more accurately captures the anticipated economics and related performance expectations for each of these reporting units.  In the first quarter of 2009, Integrys Energy Group announced a strategy change for Integrys Energy Services.  Because it was likely that Integrys Energy Group would sell a significant portion of Integrys Energy Services, the goodwill at Integrys Energy Services was tested for impairment during each interim period in 2009 as well as at the time of the April 1, 2009 annual testing date.  At each testing date, the fair value of Integrys Energy Services exceeded its carrying amount.  Based on the interim test performed at December 31, 2009, the fair value of Integrys Energy Services exceeded its carrying amount by more than 10%.

The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations.  The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate, and the discount rate.  The discount rate represents the estimated cost of debt and equity financing weighted by the percentage of debt and equity in a company’s target capital structure.  The discount rates used in the income approach for PGL, NSG, MERC, and MGU ranged from 7.25% to 7.5%.  The discount rate used for Integrys Energy Services was 10.2%.  The terminal growth rates used in the income approach ranged from 2% to 3%.

The market approach for PGL, NSG, MERC, and MGU utilized the guideline company method, which calculates valuation multiples based on operating and valuation metrics from publicly traded guideline companies in the regulated natural gas distribution industry.  Multiples derived from the guideline companies provided an indication of how much a knowledgeable investor in the marketplace would be willing to pay for an investment in a similar company.  These multiples were then applied to the appropriate operating metric for PGL, NSG, MERC, and MGU to determine indications of fair value.

Aggregate fair values of all of Integrys Energy Group’s operating segments were compared to its market capitalization as an assessment of the appropriateness of the fair value measurements.  When assessing Integrys Energy Group’s market capitalization, the average stock price 15 days before and after the interim February 28, 2009, valuation date was used.  The comparison between the aggregate fair values of all reporting units of Integrys Energy Group and the market capitalization indicated an implied control premium.  A control premium analysis indicated that the implied premium was within a range of the overall premiums observed in the market place.

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at the February 28, 2009 interim testing date, Integrys Energy Services passed (fair value exceeded carrying amount) and PGL, NSG, MERC, and MGU failed (carrying amount exceeded fair value).  As a result, a $291.1 million pre-tax impairment loss was recorded in the first quarter of 2009, which included a $148.0 million goodwill impairment loss related to PGL, a $38.2 million goodwill impairment loss related to NSG, a $16.7 million goodwill impairment loss related to MERC, and an
$88.2 million goodwill impairment loss related to MGU.  See Note 10, "Goodwill and Other Intangible Assets," for information.

On the April 1, 2009 annual goodwill impairment testing date, an increase in equity values for United States companies, as well as a decrease in the discount rate since February 28, 2009, resulted in the fair values of PGL, NSG, MERC and MGU exceeding their respective carrying amounts.  The resulting fair values exceeded the carrying amount by less than 10% for each of these four reporting units.

Other

Integrys Energy Group evaluates property, plant, and equipment for impairment whenever indicators of impairment exist.  These indicators include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the assets or business strategy related to such assets, and significant negative industry or economic trends.  If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, an asset impairment must be recognized in the income statement.  For assets held for sale, impairment charges are recorded if the carrying value of such assets exceeds the estimated fair value less costs to sell.  The amount of impairment recognized is calculated by reducing the carrying value of the asset to its fair value (or fair value less costs to sell if held for sale).  For Integrys Energy Group's regulated utilities, an asset impairment requires further assessment to determine if a regulatory asset should be recorded.

The review for impairment of tangible assets is more critical to Integrys Energy Services than to any other segment because of its lack of access to rate setting based on cost of service that is available to the regulated segments.  At December 31, 2009, the carrying value of Integrys Energy Services' property, plant, and equipment totaled $143.9 million.  Management's assumptions about future market sales prices and generation volumes require significant judgment because actual prices and generation volumes have fluctuated in the past as a result of changing fuel costs and required plant maintenance and are expected to continue to do so in the future.

The primary assumptions used at Integrys Energy Services in the impairment analyses are future revenue streams that depend on future commodity prices, capital expenditures, environmental landscape, and operating costs.  A combination of inputs from both internal and external sources is used to project revenue streams.  Integrys Energy Services forecasts future operating costs with input from external sources.  These assumptions are modeled over the projected remaining life of the asset.

Throughout 2009, Integrys Energy Services tested various assets for impairment whenever events or changes in circumstances indicated that a test was required.  No material impairment charges were recorded in 2009 as a result of the recoverability tests.  Results of past impairment tests may not necessarily be an indicator of future results given the nature of the accounting estimates involved, as discussed more fully above.  Future results or changes in assumptions could result in an impairment.

Receivables and Reserves

The regulated natural gas and electric utilities and Integrys Energy Services accrue estimated amounts of revenues for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class or contracted rates.  At December 31, 2009 and 2008, Integrys Energy Group's unbilled revenues were $337.0 million and $525.5 million, respectively.  Any difference between actual revenues and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

The majority of the bad debt expense at the utilities is recovered through rates.  Integrys Energy Services calculates the reserve for potential uncollectible customer receivable balances by applying an estimated bad debt experience rate to each past due aging category and reserving for 100% of specific customer receivable balances deemed to be uncollectible.  If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to bad debt expense and the uncollectible reserve balance.  At December 31, 2009 and 2008, Integrys Energy Services' reserve for uncollectible accounts was $19.4 million and $16.7 million, respectively.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 18, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

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

Integrys Energy Group's pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments.  Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods.  Management believes that such changes in costs would be recovered at the regulated segments through the ratemaking process.

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage- Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2009 Pension Cost
Discount rate	(0.5)	$75.5	$7.5
Discount rate	0.5	(64.1)	(4.2)
Rate of return on plan assets	(0.5)	N/A	5.4
Rate of return on plan assets	0.5	N/A	(5.4)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported net periodic other postretirement benefit cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2009 Postretirement Benefit Cost
Discount rate	(0.5)	$29.0	$2.2
Discount rate	0.5	(27.1)	(2.2)
Health care cost trend rate	(1.0)	(48.4)	(6.8)
Health care cost trend rate	1.0	58.1	8.3
Rate of return on plan assets	(0.5)	N/A	1.1
Rate of return on plan assets	0.5	N/A	(1.1)

Integrys Energy Group uses an interest rate yield curve to enable it to make appropriate judgments about discount rates.  The yield curve is comprised of non-callable (or callable with make-whole provisions), high-quality corporate bonds with maturities between 0 and 30 years.  The included bonds are generally rated "Aa" with a minimum amount outstanding of $50 million.  The expected annual benefit cash flows are discounted for each of Integrys Energy Group's pension and retiree welfare plans using this yield curve, and a single-point discount rate is developed matching each plan's expected payout structure.

Integrys Energy Group establishes its expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2009, 2008, and 2007.  For 2009, 2008, and 2007, the actual rates of return on pension plan assets, net of fees, were 22.0%, (25.9)%, and 6.2%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension or other postretirement benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  Changes in fair value are recognized over the subsequent five years for plans sponsored by WPS, while differences between actual investment returns and the expected return on plan assets are recognized over a five-year period for pension plans sponsored by IBS and PEC.  Because of this method, the future value of assets will be impacted as previously deferred gains or losses are included in market-related value.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  For more information on health care cost trend rates and a table showing future payments that Integrys Energy Group expects to make for pension and other postretirement benefits, see Note 18, "Employee Benefit Plans."

Regulatory Accounting

The electric and natural gas utility segments of Integrys Energy Group follow the guidance under the Regulated Operations Topic of the FASB ASC, and the financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by

Integrys Energy Group's regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the utility segments, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery or refund of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if the regulated electric and natural gas utility segments or a separable portion of those segments would no longer meet the criteria for application.  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of Integrys Energy Group's' regulatory assets and regulatory liabilities at December 31, 2009, would result in a 13.1% decrease in total assets and a 4.2% decrease in total liabilities.  See Note 8, "Regulatory Assets and Liabilities," for more information.

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

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other potential responsible parties.  See Note 16, "Commitments and Contingencies," for further discussion of environmental matters.

Tax Provision

Integrys Energy Group is required to estimate income taxes for each of the jurisdictions in which it operates as part of the process of preparing Integrys Energy Group's consolidated financial statements.  This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within Integrys Energy Group's Consolidated Balance Sheets.  Integrys Energy Group must also assess the likelihood that its deferred tax assets will be recovered through future taxable income.  To the extent Integrys Energy Group believes that recovery is not likely, it must establish a valuation allowance, which is offset by an adjustment to the provision for income taxes in the Consolidated Statements of Income.

Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals require that judgment and estimates be made in the accrual process and in the calculation of effective tax rates.  Integrys Energy Group adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109" (now incorporated as part of the Income Taxes Topic of the FASB ASC), which requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized.  The change in the unrecognized tax benefits needs to be reasonably estimated based on an evaluation of the nature of uncertainty, the nature of event that could cause the change, and an estimate of the range of reasonably possible changes.  As allowed under Interpretation No. 48, Integrys Energy Group also elected to change its method of accounting to record interest and penalties paid on income tax obligations as a component of provision for income taxes.

Significant management judgment is required in determining Integrys Energy Group's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax laws and regulations across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on Integrys Energy Group's financial condition and results of operations.  See Note 1(o), "Summary of Significant Accounting Policies - Income Taxes," and Note 15, "Income Taxes," for a discussion of accounting for income taxes.

IMPACT OF INFLATION

Integrys Energy Group's financial statements are prepared in accordance with GAAP.  The statements provide a reasonable, objective, and quantifiable statement of financial results, but generally do not evaluate the impact of inflation.  For Integrys Energy Group's regulated operations, to the extent it is not recovering the effects of inflation, it will file rate cases as necessary in the various jurisdictions in which it operates.  Integrys Energy Group's nonregulated businesses include inflation in forecasted costs.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks and Other Significant Risks

Integrys Energy Group has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, and equity return and principal preservation risk.  Integrys Energy Group is also exposed to other significant risks due to the nature of our subsidiaries' businesses and the environment in which we operate.  Integrys Energy Group has risk management policies in place to monitor and assist in controlling these risks and may use derivative and other instruments to manage some of these exposures, as further described below.

Commodity Price Risk and Regulatory Recovery Risk

Utilities

The electric utilities of Integrys Energy Group purchase natural gas, fuel oil, and coal for use in power generation.  They also buy power from the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by UPPCO and by the wholesale electric operations and Michigan retail electric operations of WPS.  The costs of natural gas used by the natural gas utility subsidiaries are generally also recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations.  Instead, a "fuel window" mechanism has partially mitigated the year-to-year price risk.  See Note 1(e), "Summary of Significant Accounting Policies – Revenue and Customer Receivables," for more information.

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

Integrys Energy Services

Integrys Energy Services seeks to reduce market price risk from its generation and energy supply portfolios through the use of various financial and physical instruments.

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

VaR has a number of limitations that are important to consider when evaluating the calculation results.  Most importantly, VaR does not represent the maximum potential loss of the portfolio.  Price movements outside of the relevant confidence levels can and do occur and may result in losses exceeding the reported VaR.  Large short-term price moves can be caused by catastrophic weather events or other drivers of short term supply and demand disruptions.  Also, the holding period may not always be an adequate assessment of the timeframe to close out positions.  Short-term reductions in market liquidity could cause Integrys Energy Services to hold positions open longer than anticipated, resulting in greater than predicted losses.  Additionally, there are other risks not captured by the VaR metric including, but not limited to, the risk of customer and vendor nonperformance and the risks associated with the liquidity in the markets in which Integrys Energy Services transacts.  Customer and vendor nonperformance risk could result in bad debt losses, realized and unrealized losses on commodity contracts, or increased supply costs in the event that contractual obligations of our counterparties are not met.  Market liquidity risk refers to the risk that Integrys Energy Services will not be able to efficiently enter or exit commodity positions.

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

The VaR for Integrys Energy Services' portfolio at a 95% confidence level and a one-day holding period is presented in the following table:

(Millions)	2009	2008

As of December 31	$0.6	$1.3
Average for 12 months ended December 31	0.8	1.4
High for 12 months ended December 31	1.1	2.3
Low for 12 months ended December 31	0.6	0.9

The VaR for Integrys Energy Services' portfolio at a 99% confidence level and a ten-day holding period is presented below:

(Millions)	2009	2008

As of December 31	$2.9	$5.6
Average for 12 months ended December 31	3.8	6.2
High for 12 months ended December 31	4.7	10.2
Low for 12 months ended December 31	2.9	4.8

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

The year-over-year decrease in VaR was driven by a substantial reduction in trading activity, as a result of Integrys Energy Services’ strategy change and ultimate decision to exit its wholesale natural gas and electric businesses, and its Canadian energy marketing business.

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

Due to decreases in short-term borrowings in the last year, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at December 31, 2009, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $3.5 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2008, an increase in interest rates of 100 basis points would have increased interest expense by approximately $11.7 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Equity Return and Principal Preservation Risk

Integrys Energy Group currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and possible future required contributions for the pension plans.  Integrys Energy Group monitors the trust fund portfolio by benchmarking the performance of the investments against certain security indices.  Most of the employee benefit costs relate to Integrys Energy Group's regulated utilities.  As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.  Effective May 1, 2008, and July 1, 2008, the defined pension plans were closed to new union hires at PGL and NSG, respectively.  Effective April 19, 2009, and December 18, 2009, the defined benefit pension plans were closed to new union hires at UPPCO and WPS, respectively.  Effective January 15, 2010, the defined pension plans were closed to new Local 12295 union hires at MGU.

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

Integrys Energy Group's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2009, Integrys Energy Group's internal control over financial reporting is effective based on those criteria.

Integrys Energy Group, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of Integrys Energy Group's internal control over financial reporting.

B.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Integrys Energy Group, Inc.:

We have audited the internal control over financial reporting of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 25, 2010

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2009	2008	2007

Nonregulated revenues	$4,004.0	$9,737.9	$6,987.0
Utility revenues	3,495.8	4,309.9	3,305.4
Total revenues	7,499.8	14,047.8	10,292.4

Nonregulated cost of fuel, natural gas, and purchased power	3,701.3	9,654.3	6,676.2
Utility cost of fuel, natural gas, and purchased power	1,919.8	2,744.1	2,044.2
Operating and maintenance expense	1,100.6	1,081.2	922.1
Goodwill impairment loss	291.1	6.5	-
Restructuring expense	43.5	-	-
Loss on Integrys Energy Services dispositions related to strategy change	28.9	-	-
Depreciation and amortization expense	230.9	221.4	195.1
Taxes other than income taxes	96.3	93.6	87.4
Operating income	87.4	246.7	367.4

Miscellaneous income	89.0	87.3	64.1
Interest expense	(164.8)	(158.1)	(164.5)
Other expense	(75.8)	(70.8)	(100.4)

Income before taxes	11.6	175.9	267.0
Provision for income taxes	83.2	51.2	86.0
Net income (loss) from continuing operations	(71.6)	124.7	181.0

Discontinued operations, net of tax	2.8	4.7	73.3
Net income (loss)	(68.8)	129.4	254.3

Preferred stock dividends of subsidiary	(3.1)	(3.1)	(3.1)
Noncontrolling interest in subsidiaries	1.0	0.1	0.1
Net income (loss) attributed to common shareholders	$(70.9)	$126.4	$251.3

Average shares of common stock
Basic	76.8	76.7	71.6
Diluted	76.8	77.0	71.8

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$(0.96)	$1.59	$2.49
Discontinued operations, net of tax	0.04	0.06	1.02
Earnings (loss) per common share (basic)	$(0.92)	$1.65	$3.51

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$(0.96)	$1.58	$2.48
Discontinued operations, net of tax	0.04	0.06	1.02
Earnings (loss) per common share (diluted)	$(0.92)	$1.64	$3.50

Dividends per common share declared	$2.72	$2.68	$2.56

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$44.5	$254.1
Collateral on deposit	184.9	262.7
Accounts receivable and accrued unbilled revenues, net of reserves of $57.5 and $62.5, respectively	958.0	1,892.6
Inventories	304.3	732.8
Assets from risk management activities	1,522.1	2,223.7
Regulatory assets	121.1	244.0
Deferred income taxes	92.9	-
Assets held for sale	26.5	26.3
Other current assets	257.9	280.8
Current assets	3,512.2	5,917.0

Property, plant, and equipment, net of accumulated depreciation of $2,847.2 and $2,701.0, respectively	4,945.1	4,748.5
Regulatory assets	1,434.9	1,444.8
Assets from risk management activities	795.4	758.7
Goodwill	642.5	933.9
Other long-term assets	517.8	469.6
Total assets	$11,847.9	$14,272.5

Liabilities and Equity
Short-term debt	$222.1	$1,209.0
Current portion of long-term debt	116.5	150.9
Accounts payable	639.4	1,534.3
Liabilities from risk management activities	1,607.1	2,189.7
Regulatory liabilities	100.4	58.8
Liabilities held for sale	0.3	7.5
Deferred income taxes	-	71.6
Other current liabilities	461.8	494.7
Current liabilities	3,147.6	5,716.5

Long-term debt	2,394.7	2,285.7
Deferred income taxes	658.2	435.7
Deferred investment tax credits	36.2	36.9
Regulatory liabilities	277.6	275.5
Environmental remediation liabilities	658.8	640.6
Pension and other postretirement benefit obligations	640.7	636.5
Liabilities from risk management activities	783.1	762.7
Asset retirement obligations	194.8	178.9
Other long-term liabilities	147.4	152.8
Long-term liabilities	5,791.5	5,405.3

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 76,418,843 shares issued;
75,980,143 shares outstanding	76.4	76.4
Additional paid-in capital	2,497.8	2,487.9
Retained earnings	345.6	624.6
Accumulated other comprehensive loss	(44.0)	(72.8)
Treasury stock and shares in deferred compensation trust	(17.2)	(16.5)
Total common shareholders' equity	2,858.6	3,099.6
Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	(0.9)	-
Total liabilities and equity	$11,847.9	$14,272.5

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

E. CONSOLIDATED STATEMENTS OF EQUITY

	Integrys Energy Group Common Shareholders' Equity

	Deferred				Accumulated	Total
	Compensation		Additional		Other	Common	Preferred
	Trust and	Common	Paid In	Retained	Comprehensive	Shareholders'	Stock of	Noncontrolling	Total
(Millions)	Treasury Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Subsidiary	Interest	Equity
Balance at December 31, 2006	$(13.5)	$43.4	$889.3	$628.2	$(13.8)	$1,533.6	$51.1	$0.2	$1,584.9
Net income attributed to common shareholders	-	-	-	251.3	-	251.3	-	(0.1)	251.2
Other comprehensive income
Cash flow hedges (net of tax of $3.1)	-	-	-	-	4.9	4.9	-	-	4.9
Unrecognized pension and other postretirement
costs (net of taxes of $3.0)	-	-	-	-	3.8	3.8	-	-	3.8
Available-for-sale securities (net of tax of $0.2)	-	-	-	-	0.4	0.4	-	-	0.4
Foreign currency translation (net of tax of $2.2)	-	-	-	-	3.6	3.6	-	-	3.6
Comprehensive income						264.0			263.9
Issuance of common stock	-	1.1	44.5	-	-	45.6	-	-	45.6
PEC merger	-	31.9	1,527.4	-	-	1,559.3	-	-	1,559.3
Stock based compensation	-	-	8.7	-	-	8.7	-	-	8.7
Dividends on common stock	-	-	-	(177.0)	-	(177.0)	-	-	(177.0)
Net contributions from noncontrolling parties	-	-	-	-	-	-	-	0.1	0.1
Other	(1.5)	-	3.9	(0.6)	(0.2)	1.6	-	(0.2)	1.4
Balance at December 31, 2007	$(15.0)	$76.4	$2,473.8	$701.9	$(1.3)	$3,235.8	$51.1	$-	$3,286.9
Net income attributed to common shareholders	-	-	-	126.4	-	126.4	-	(0.1)	126.3
Other comprehensive income (loss)
Cash flow hedges (net of tax of $33.7)	-	-	-	-	(52.8)	(52.8)	-	-	(52.8)
Unrecognized pension and other postretirement
costs (net of taxes of $8.1)	-	-	-	-	(12.7)	(12.7)	-	-	(12.7)
Available-for-sale securities (net of tax of $0.3)	-	-	-	-	(0.5)	(0.5)	-	-	(0.5)
Foreign currency translation (net of tax of $3.4)	-	-	-	-	(5.5)	(5.5)	-	-	(5.5)
Comprehensive income						54.9			54.8
Cumulative effect of change in accounting principle	-	-	-	4.5	-	4.5	-	-	4.5
Effects of changing pension plan measurement
date pursuant to SFAS No. 158	-	-	-	(3.5)	-	(3.5)	-	-	(3.5)
Purchase of deferred compensation shares	(2.7)	-	-	-	-	(2.7)	-	-	(2.7)
Stock based compensation	0.1	-	12.5	-	-	12.6	-	-	12.6
Dividends on common stock	-	-	-	(203.9)	-	(203.9)	-	-	(203.9)
Net contributions from noncontrolling parties	-	-	-	-	-	-	-	0.1	0.1
Other	1.1	-	1.6	(0.8)	-	1.9	-	-	1.9
Balance at December 31, 2008	$(16.5)	$76.4	$2,487.9	$624.6	$(72.8)	$3,099.6	$51.1	$-	$3,150.7
Net loss attributed to common shareholders	-	-	-	(70.9)	-	(70.9)	-	(1.0)	(71.9)
Other comprehensive income (loss)
Cash flow hedges (net of tax of $17.0)	-	-	-	-	31.5	31.5	-	-	31.5
Unrecognized pension and other postretirement
costs (net of taxes of $3.2)	-	-	-	-	(6.7)	(6.7)	-	-	(6.7)
Available-for-sale securities (net of tax of $0.1)	-	-	-	-	(0.1)	(0.1)	-	-	(0.1)
Foreign currency translation (net of tax of $2.6)	-	-	-	-	4.1	4.1	-	-	4.1
Comprehensive loss						(42.1)			(43.1)
Purchase of deferred compensation shares	(3.1)	-	-	-	-	(3.1)	-	-	(3.1)
Stock based compensation	0.1	-	11.3	-	-	11.4	-	-	11.4
Dividends on common stock	-	-	-	(206.9)	-	(206.9)	-	-	(206.9)
Net contributions from noncontrolling parties	-	-	-	-	-	-	-	0.1	0.1
Other	2.3	-	(1.4)	(1.2)	-	(0.3)	-	-	(0.3)
Balance at December 31, 2009	$(17.2)	$76.4	$2,497.8	$345.6	$(44.0)	$2,858.6	$51.1	$(0.9)	$2,908.8

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

F. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2009	2008	2007
Operating Activities
Net income (loss)	$(68.8)	$129.4	$254.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Discontinued operations, net of tax	(2.8)	(4.7)	(73.3)
Goodwill impairment loss	291.1	6.5	-
Depreciation and amortization expense	230.9	221.4	195.1
Refund of nonqualified decommissioning trust	(0.5)	(0.5)	(70.6)
Recoveries and refunds of other regulatory assets and liabilities	41.3	51.2	32.6
Net unrealized losses (gains) on nonregulated energy contracts	104.2	(15.8)	(59.5)
Nonregulated lower of cost or market inventory adjustments	44.2	167.3	7.0
Bad debt expense	54.6	76.8	39.1
Pension and other postretirement expense	72.4	50.7	67.5
Pension and other postretirement contributions	(53.3)	(40.8)	(35.3)
Deferred income taxes and investment tax credit	57.8	62.4	66.8
(Gain) loss on sale of assets	25.5	(1.2)	(1.6)
Equity income, net of dividends	(16.1)	(15.1)	2.4
Other	38.5	9.9	(24.1)
Changes in working capital
Collateral on deposit	45.5	(239.2)	82.0
Accounts receivable and accrued unbilled revenues	864.8	(207.7)	(30.7)
Inventories	444.1	(312.0)	(172.9)
Other current assets	39.6	(124.6)	0.9
Accounts payable	(604.7)	(53.2)	(96.5)
Other current liabilities	(2.0)	(10.8)	55.3
Net cash provided by (used for) operating activities	1,606.3	(250.0)	238.5

Investing Activities
Capital expenditures	(444.2)	(532.8)	(392.6)
Proceeds from the sale or disposal of assets	44.6	31.1	15.6
Purchase of equity investments	(34.1)	(37.8)	(66.5)
Cash paid for transaction costs related to PEC merger	-	-	(14.4)
Restricted cash for repayment of long-term debt	-	-	22.0
Cash paid for transmission interconnection	-	(17.4)	(23.9)
Proceeds received from transmission interconnection	-	99.7	-
Other	(7.0)	5.0	8.3
Net cash used for investing activities	(440.7)	(452.2)	(451.5)

Financing Activities
Short-term debt, net	(815.7)	569.7	(463.7)
Issuance of notes payable	-	155.7	-
Redemption of notes payable	(157.9)	-	-
Proceeds from sale of borrowed natural gas	162.0	530.4	211.9
Purchase of natural gas to repay natural gas loans	(445.2)	(257.2)	(177.5)
Issuance of long-term debt	230.0	181.5	125.2
Repayment of long-term debt	(157.8)	(58.1)	(26.5)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(206.9)	(203.9)	(177.0)
Issuance of common stock	-	-	45.6
Proceeds from derivative contracts related to divestitures classified as financing activities	33.9	-	-
Other	(17.7)	(3.7)	5.9
Net cash (used for) provided by financing activities	(1,378.4)	911.3	(459.2)

Change in cash and cash equivalents - continuing operations	(212.8)	209.1	(672.2)
Change in cash and cash equivalents - discontinued operations
Net cash used for operating activities	-	-	(109.3)
Net cash provided by investing activities	3.2	3.8	799.5
Change in cash and cash equivalents	(209.6)	212.9	18.0
Cash and cash equivalents at beginning of year	254.1	41.2	23.2
Cash and cash equivalents at end of year	$44.5	$254.1	$41.2

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

G.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations--Integrys Energy Group is a holding company whose primary wholly owned subsidiaries at December 31, 2009 included WPS, UPPCO, MGU, MERC, PGL, NSG, IBS, and Integrys Energy Services.  Of these subsidiaries, six are regulated electric and/or natural gas utilities, one, IBS, is a wholly owned centralized service company, and one, Integrys Energy Services, is a nonregulated energy supply and services company.  In addition, WPS Investments, LLC holds an approximate 34% interest in ATC.

The term "utility" refers to the regulated activities of the electric and natural gas utility segments, while the term "nonutility" refers to the activities of the electric and natural gas utility segments that are not regulated.  The term "nonregulated" refers to activities at Integrys Energy Services, the Integrys Energy Group holding company, and the PEC holding company.

(b)           Consolidated Basis of Presentation--The consolidated financial statements include the accounts of Integrys Energy Group and all majority owned subsidiaries, after eliminating intercompany transactions and balances.  If a noncontrolling owner's equity is reduced to zero, Integrys Energy Group's policy is to record 100% of the subsidiary's losses until the noncontrolling owner makes capital contributions or commits to fund its share of the operating costs.  The cost method of accounting is used for investments when Integrys Energy Group does not have significant influence over the operating and financial policies of the investee.  Investments in businesses not controlled by Integrys Energy Group, but over which it has significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.  For additional information on equity method investments, see Note 9, "Investments in Affiliates, at Equity Method."  These consolidated financial statements also reflect Integrys Energy Group’s proportionate interests in certain jointly owned utility facilities.

(c)           Use of Estimates--Integrys Energy Group prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Integrys Energy Group makes estimates and assumptions that affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

(d)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Consolidated Statements of Cash Flows:

(Millions)	2009	2008	2007
Cash paid for interest	$164.8	$156.8	$144.5
Cash paid for income taxes	19.1	100.9	198.1

Significant non-cash transactions were:

(Millions)	2009	2008	2007

Construction costs funded through accounts payable	$30.4	$34.2	$26.1
Intangible assets (customer contracts) received in exchange for risk management assets	17.0	-	-
Equity issued for net assets acquired in PEC merger	-	-	1,559.3
Realized gain on settlement of contracts due to PEC merger	-	-	4.0
PEP post-closing adjustments funded through other current liabilities	-	-	9.9

(e)           Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services provided but not billed.  At December 31, 2009, and 2008, Integrys Energy Group's unbilled revenues were $337.0 million and $525.5 million, respectively.  At December 31, 2009, there were no customers or industries that accounted for more than 10% of Integrys Energy Group's revenues.

Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by UPPCO and by the wholesale electric operations and Michigan retail electric operations of WPS, which provide for subsequent adjustments to rates for changes in commodity costs.  There is a portion of WPS's wholesale electric business that limits cost recovery to no greater than the 2-year average rate charged to large industrial retail customers for that same period.  The costs of natural gas prudently incurred by the natural gas utility subsidiaries are also recovered from customers under one-for-one recovery mechanisms.

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

All of Integrys Energy Group's utility subsidiaries are required to provide service and grant credit (with applicable deposit requirements) to customers within their service territories.  The companies continually review their customers' credit-worthiness and obtain or refund deposits accordingly.  The utilities are generally precluded from discontinuing service to residential customers during winter moratorium months.
PGL credits proceeds from its interstate services against natural gas costs, resulting in a reduction to utility customers' natural gas charges.

WPS and UPPCO both sell and purchase power in the MISO market.  If WPS or UPPCO is a net seller in a particular hour, the net amount is reported as revenue.  If WPS or UPPCO is a net purchaser in a particular hour, the net amount is recorded as utility cost of fuel, natural gas, and purchased power on the Consolidated Statements of Income.

Integrys Energy Group presents revenues net of pass-through taxes on the Consolidated Statements of Income.

(f)           Inventories--Inventories consist of natural gas in storage, liquid propane, and fossil fuels, including coal.  Average cost is used to value fossil fuels, liquid propane, and natural gas in storage for the regulated utilities, excluding PGL and NSG.  PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  Inventories stated on a LIFO basis represented approximately 34% of total inventories at December 31, 2009, and 16% of total inventories at December 31, 2008.  The estimated replacement cost of natural gas in inventory at December 31, 2009, and December 31, 2008, exceeded the LIFO cost by approximately $220.5 million and $212.2 million, respectively.  In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per dekatherm of $6.14 at December 31, 2009, and $5.80 at December 31, 2008.

Inventories at Integrys Energy Services are valued at the lower of cost or market unless hedged pursuant to a fair value hedge, in which case changes in the fair value of inventory subsequent to the hedge designation are recorded directly to inventory.  Integrys Energy Services recorded net write-downs of $44.2 million, $167.3 million, and $7.0 million in 2009, 2008, and 2007, respectively.

(g)           Risk Management Activities--As part of its regular operations, Integrys Energy Group enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices and interest rates, which are described more fully in Note 2, "Risk Management Activities."  Derivative instruments at the utilities are entered into in accordance with the terms of the risk management plans approved by their respective Boards of Directors and, if applicable, by their respective regulators.

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

Integrys Energy Group classifies unrealized gains and losses on derivative instruments that do not qualify for hedge accounting or regulatory deferral as a component of margins or operating and maintenance expense, depending on the nature of the transactions.  Unrealized gains and losses on fair value hedges are recognized currently in revenue, as are the changes in fair value of the hedged items.  To the extent they are effective, the changes in the values of contracts designated as cash flow hedges are included in other comprehensive income, net of taxes.  Fair value hedge ineffectiveness and cash flow hedge ineffectiveness are recorded in revenue or operating and maintenance expense on the Consolidated Statements of Income, based on the nature of the transactions.  Cash flows from derivative activities are presented in the same category as the item being hedged within operating activities on the Consolidated Statements of Cash Flows unless the derivative contracts contain an other-than-insignificant financing element, in which case the cash flows are classified within financing activities.

FASB ASC 815-10-45 provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  Integrys Energy Group elected not to net these items. On the Consolidated Balance Sheets, cash collateral provided to others is shown separately as collateral on deposit, and cash collateral received from others is reflected in other current liabilities.

(h)           Emission Allowances--Integrys Energy Services accounts for emission allowances as intangible assets, with cash inflows and outflows related to purchases and sales of emission allowances recorded as investing activities in the Consolidated Statements of Cash Flows.  Integrys Energy Services uses the guidance under the Property, Plant, and Equipment Topic of the FASB ASC to test allowances for impairment.  The utilities account for emission allowances as inventory at average cost by vintage year.  Charges to income result when allowances are utilized in operating the utilities' generation plants.  Gains on sales of allowances at the utilities are returned to ratepayers.

(i)           Property, Plant, and Equipment--Utility plant is stated at original cost, including any associated AFUDC and asset retirement costs.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  PGL and NSG charge the cost of units of property retired, sold, or otherwise disposed of to the accumulated provision for depreciation and record the cost of removal, less salvage value, associated with the retirement to depreciation expense.  The other utilities charge the cost of units of property retired, sold, or otherwise disposed of, less salvage value, to the accumulated provision for depreciation and record a regulatory liability for removal costs included in rates, with actual removal costs charged against the liability as incurred.  Consistent with the ICC rate order issued January 22, 2010, PGL and NSG changed their method for recognizing net dismantling costs from as incurred to allocating the cost over the life of the asset.

Integrys Energy Group records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the applicable regulators.  Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2009	2008	2007
WPS – Electric	3.04%	3.09%	3.35%
WPS – Natural gas	3.30%	3.39%	3.52%
UPPCO	3.05%	2.98%	3.01%
MGU	2.66%	2.67%	2.67%
MERC	3.10%	3.32%	3.42%
PGL	2.29%	2.55%	2.86	% *
NSG	1.66%	1.80%	1.85	% *

*      Composite depreciation rate from the February 22, 2007 PEC merger date through the end of 2007.

Interest capitalization is applied to nonutility property during construction, and a gain or loss is recognized for retirements.  At December 31, 2009, and 2008, nonutility property at the regulated utilities consisted primarily of land.

Nonregulated plant is stated at cost, which includes capitalized interest.  The costs of renewals, betterments, and major overhauls are capitalized as additions to plant.  The gains or losses associated with ordinary retirements are recorded in the period of retirement.  Maintenance, repair, and minor replacement costs are expensed as incurred.

Depreciation is computed for the majority of the nonregulated subsidiaries' assets using the straight-line method over the assets' useful lives.

Integrys Energy Group capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which ranges from 3 to 15 years.  If software is retired prior to being fully amortized, the difference is recorded as a loss on the Consolidated Statements of Income.

See Note 6, "Property, Plant, and Equipment," for details regarding Integrys Energy Group's property, plant, and equipment balances.

(j)           Capitalized Interest and AFUDC--The nonregulated subsidiaries capitalize interest for construction projects, while the utilities capitalize the cost of funds used for construction using a calculation that includes both internal equity and external debt components.  The internal equity component of capitalized AFUDC is accounted for as other income, and the external debt component is accounted for as a decrease to interest expense.

Approximately 50% of WPS's retail jurisdictional construction work in progress expenditures are subject to the AFUDC calculation.  For 2009, WPS's average AFUDC retail rate was 8.61%, and its average AFUDC wholesale rate was 7.78%.  WPS's allowance for equity funds used during construction for 2009, 2008, and 2007 was $5.1 million, $5.2 million, and $0.9 million, respectively. WPS's allowance for borrowed funds used during construction for 2009, 2008, and 2007 was $2.0 million, $1.8 million, and $0.3 million, respectively.

The AFUDC calculation for IBS and the other utilities is determined by the respective state commissions, each with specific requirements.  Based on these requirements, IBS and the other utilities did not record significant AFUDC for 2009, 2008, or 2007.

Interest capitalized at the nonregulated subsidiaries was not significant during 2009, 2008, and 2007.

(k)           Regulatory Assets and Liabilities--Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 8, "Regulatory Assets and Liabilities," for more information.

(l)           Asset Impairment--Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test.  Other long-lived assets require an impairment review when events or circumstances indicate that the carrying amount may not be recoverable.  Integrys Energy Group bases its evaluation of other long-lived assets on the presence of impairment indicators such as the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors.

Integrys Energy Group's reporting units containing goodwill perform annual goodwill impairment tests during the second quarter of each year, and interim impairment tests are performed when impairment indicators are present.  The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit as a whole exceeds the reporting unit's fair value.  An impairment charge is recorded for any excess of the carrying value of the goodwill over the implied fair value.  For more information on Integrys Energy Group's goodwill and other intangible assets, see Note 10, "Goodwill and Other Intangible Assets."

The carrying amount of assets held and used is considered not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value.

The carrying value of assets held for sale is not recoverable if it exceeds the fair value less cost to sell the asset.  An impairment charge is recorded for any excess of the carrying value over the fair value less estimated cost to sell.

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

(m)           Retirement of Debt--Any call premiums or unamortized expenses associated with refinancing utility debt obligations are amortized consistent with regulatory treatment of those items.  Any gains or losses resulting from the retirement of nonutility debt are recorded through earnings, while gains or losses resulting from the retirement of utility debt that is not refinanced are either amortized over the remaining life of the original debt or recorded through earnings.

(n)           Asset Retirement Obligations--Integrys Energy Group recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  See Note 14, "Asset Retirement Obligations," for more information.

(o)           Income Taxes--Deferred income taxes have been recorded to recognize the expected future tax consequences of events that have been included in the financial statements by using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  Integrys Energy Group records valuation allowances for deferred tax assets when it is uncertain if the benefit will be realized in the future.  Integrys Energy Group's regulated utilities defer certain adjustments made to income taxes that will impact future rates and record regulatory assets or liabilities related to these adjustments.

Investment tax credits that reduce income taxes payable for the current year are recognized as a reduction of the provision for income taxes if the credits are generated in Integrys Energy Group's nonregulated operations unless it is likely that the related property that generated the tax credits will be sold after the end of the year with the tax credits transferred to the seller as permitted under tax law.  For investment tax credits generated within regulated operations, regulators reduce Integrys Energy Group's future rates over the lives of the property to which the tax credits relate.  Accordingly, Integrys Energy Group defers the investment tax credits in the year the taxes payable are reduced and reduces the provision for income taxes over the useful lives of the related property.  Production tax credits generally reduce the provision for income taxes in the year that electricity from the qualifying facility is generated and sold.  Investment tax credits and production tax credits that do not reduce income taxes payable for the current year are eligible for carryover and recognized as a deferred tax asset.  A valuation allowance is established unless it is more likely than not that the credits will be realized during the carryforward period.

Integrys Energy Group files a consolidated United States income tax return that includes domestic subsidiaries of which its ownership is 80% or more.  Integrys Energy Group and its consolidated subsidiaries are parties to a tax allocation arrangement under which each entity determines its provision for income taxes on a stand-alone basis.  In several states, combined or consolidated filing is required for certain members of Integrys Energy Group doing business in that state.  The tax allocation arrangement equitably allocates the state taxes associated with these combined or consolidated filings.

Integrys Energy Group reports interest and penalties accrued related to income taxes as a component of provision for income taxes in the Consolidated Statements of Income, as well as regulatory assets or regulatory liabilities in the Consolidated Balance Sheets.

For more information regarding Integrys Energy Group's accounting for income taxes, see Note 15, "Income Taxes."

(p)           Guarantees--Integrys Energy Group follows the guidance of the Guarantees Topic of the FASB ASC, which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  For additional information on guarantees, see Note 17, "Guarantees."

(q)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the periods during which employees render service.  The transition obligation related to other postretirement plans that existed at Integrys Energy Group prior to the PEC merger is being recognized over a 20-year period beginning in 1993.  In computing the expected return on plan assets, Integrys Energy Group uses a market-related value of plan assets.  Changes in fair value are recognized over the subsequent five years for plans sponsored by WPS, while differences between actual investment returns and the expected return on plan assets are recognized over a five-year period for pension plans sponsored by IBS and PEC.  The benefit costs associated with employee benefit plans are allocated among Integrys Energy Group's subsidiaries based on employees' time reporting and actuarial calculations, as applicable.  Integrys Energy Group's regulators allow recovery in rates for the regulated utilities' net periodic benefit cost calculated under GAAP.

Integrys Energy Group recognizes the funded status of defined benefit postretirement plans on the balance sheet, and recognizes changes in the plans' funded status in the year in which the changes occur.  Integrys Energy Group's nonregulated segments record changes in the funded status in other comprehensive income, and the regulated utilities record these changes to regulatory asset or liability accounts.

Integrys Energy Group uses a December 31 measurement date for all of its pension and other postretirement benefit plans.

For additional information on Integrys Energy Group's employee benefits, see Note 18, "Employee Benefit Plans."

(r)           Fair Value--Effective January 1, 2008, Integrys Energy Group adopted SFAS No. 157, "Fair Value Measurements" (now incorporated as part of the Fair Value Measurements and Disclosures Topic of the FASB ASC).  This standard defined fair value and required enhanced disclosures about assets and liabilities carried at fair value.  These disclosures can be found in Note 22, "Fair Value."

A fair value measurement is required to reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.  These assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.  Also, transaction costs should not be considered in the determination of fair value.  On January 1, 2008, Integrys Energy Group recognized an increase in nonregulated revenues of $11.0 million due to the exclusion of transaction costs from Integrys Energy Services' fair value estimates.

SFAS No. 157 nullified a portion of Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."  Under Issue No. 02-3, inception gains or losses were deferred unless the fair value of the derivative was substantially based on quoted prices or other current market transactions.  However, SFAS No. 157 provided a framework to consider, in evaluating a transaction, whether a transaction represents fair value at initial recognition.  Integrys Energy Services recognized a pre-tax cumulative effect increase to retained earnings of $4.5 million on January 1, 2008, related to the nullification of the aforementioned portion of Issue No. 02-3.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Integrys Energy Group utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing certain derivative assets and liabilities.

SFAS No. 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are defined as follows:

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

(s)           Subsequent Events--Subsequent events at Integrys Energy Group were evaluated for potential recognition or disclosure through February 25, 2010, which is the date the consolidated financial statements were issued.

(t)           New Accounting Pronouncements--SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (now incorporated as part of the Consolidation Topic of the FASB ASC), was issued in June 2009.  This statement introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this statement clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  This standard was effective for Integrys Energy Group beginning January 1, 2010.  Management is currently evaluating the impact that the adoption will have on Integrys Energy Group's first quarter 2010 consolidated financial statements.

NOTE 2--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities:

		Risk Management Assets		Risk Management Liabilities
(Millions)	Balance Sheet Presentation *	December 31 2009	December 31 2008	December 31 2009	December 31 2008
Utility Segments
Non-hedge derivatives
Commodity contracts	Current	$10.8	$28.6	$24.7	$161.6
Commodity contracts	Long-term	2.0	-	1.5	9.0
Cash flow hedges
Commodity contracts	Current	-	-	0.2	1.5
Commodity contracts	Long-term	-	-	0.1	-

Nonregulated Segments
Non-hedge derivatives
Commodity contracts	Current	1,503.9	2,080.9	1,548.4	1,944.2
Commodity contracts	Long-term	787.2	750.0	769.5	729.7
Interest rate swaps	Current	-	-	1.0	1.0
Interest rate swaps	Long-term	-	-	2.5	3.3
Foreign exchange contracts	Current	1.0	2.8	0.9	0.5
Foreign exchange contracts	Long-term	0.9	2.5	0.9	2.3
Fair value hedges
Commodity contracts	Current	-	14.2	-	-
Interest rate swaps	Current	1.8	1.1	-	-
Interest rate swaps	Long-term	0.8	2.1	-	-
Cash flow hedges
Commodity contracts	Current	4.6	81.3	30.1	79.4
Commodity contracts	Long-term	4.5	4.1	8.6	14.8
Interest rate swaps	Current	-	-	1.8	1.5
Interest rate swaps	Long-term	-	-	-	3.6
Foreign exchange contracts	Current	-	14.8	-	-
Total		$2,317.5	$2,982.4	$2,390.2	$2,952.4

*	Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

At December 31, 2008, $0.6 million of current non-hedge commodity derivative contracts were classified as liabilities held for sale in the nonregulated Integrys Energy Services segment.  For more information see Note 4, "Dispositions."

The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	December 31, 2009	December 31, 2008
Cash collateral provided to others	$184.9	$262.7
Cash collateral received from others	55.2	18.9

Certain of Integrys Energy Group's derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material adverse change in Integrys Energy Group's creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with specific credit-risk related contingent features that were in a liability position at December 31, 2009, was $579.6 million.  As of December 31, 2009, Integrys Energy Group had not posted any cash collateral related to the credit-risk related contingent features of these commodity instruments.

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, non-derivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered at December 31, 2009, Integrys Energy Group would have been required to post collateral of $566.3 million.  Of this amount, Integrys Energy Group had already satisfied $51.9 million with letters of credit.  Therefore, the remaining collateral requirement would have been $514.4 million.

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

The table below shows the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

(Millions)	Financial Statement Presentation	2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$122.5
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	7.3
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(1.0)
Commodity contracts	Balance Sheet – Regulatory liabilities (long-term)	-
Commodity contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	0.1

At December 31, 2009, the utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	Purchases	Other Transactions
Natural gas (millions of therms)	833.2	N/A
FTRs (millions of kilowatt-hours)	N/A	4,546.6
Petroleum products (barrels)	42,823	N/A

Cash Flow Hedges

PGL uses commodity contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  These contracts extend through December 2011.  At December 31, 2009, PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

Purchases
Natural gas (millions of therms)	9.6

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

Unrealized Loss Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	2009
Commodity contracts	$(1.4)

		Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	2009
Settled commodity contracts	Operating and maintenance expense	$(2.6)

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was not significant during 2009, was a pre-tax loss of $2.7 million during 2008, and was not significant during 2007.  Cash flow hedge ineffectiveness related to these commodity contracts was not significant during 2009 and 2008, and was a pre-tax loss of $4.4 million in 2007.  When testing for effectiveness, no portion of the derivative instruments was excluded.  In the next 12 months, PGL expects that an insignificant pre-tax loss will be recognized in earnings as the hedged transactions occur.

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

At December 31, 2009, the nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	2,990.4	2,917.1	N/A
Power (kilowatt-hours)	132,200.4	125,983.1	N/A
Interest rate swaps	N/A	N/A	$219.2
Foreign exchange contracts	$35.1	$35.1	N/A

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the table below.

(Millions)	Income Statement Presentation	2009
Commodity contracts	Nonregulated revenue	$(5.1)
Commodity contracts	Nonregulated revenue (reclassified from accumulated OCI)	(3.2	) *
Interest rate swaps	Interest expense	(1.7)
Foreign exchange contracts	Nonregulated revenue	(1.8)
Total		$(11.8)

*	Represents amounts amortized out of accumulated OCI related to cash flow hedges that were dedesignated in prior quarters.

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

(Millions)	Income Statement Presentation	2009
Interest rate swap	Interest expense	$(0.6)
Debt hedged by swap	Interest expense	0.6
Total		$-

Fair value hedge ineffectiveness recorded in interest expense on the Consolidated Statements of Income was not significant in 2009, 2008, and 2007.  No amounts were excluded from effectiveness testing related to the interest rate swap during 2009, 2008, and 2007.

During the year ended December 31, 2009, Integrys Energy Services did not have any commodity derivative contracts designated as fair value hedges.  During the years ended December 31, 2008, and 2007, Integrys Energy Services had commodity derivative contracts designated as fair value hedges to mitigate the risk of changes in the price of natural gas held in storage.  Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant in 2008 and 2007.  Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue.  The amount excluded was a pre-tax gain of $5.5 million during 2008 and was not significant during 2007.

Cash Flow Hedges

Commodity futures, forwards, and swaps that are designated as cash flow hedges extend through April 2014, and are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and electricity.  Integrys Energy Group also has two interest rate swaps that are designated as cash flow hedges to fix the interest rate on an unsecured term loan through June 2010.  At
December 31, 2009, the nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

(Millions)	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	5.9	8.6	N/A
Power (kilowatt-hours)	7,116.2	-	N/A
Interest rate swaps	N/A	N/A	$65.6

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

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	2009
Commodity contracts	$(60.0)
Interest rate swaps	3.2

		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	2009
Settled/Realized
Commodity contracts	Nonregulated revenue	$(107.3)
Interest rate swaps	Interest expense	1.2
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	2.7
Total		$(103.4)

		Loss Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Millions)	Income Statement Presentation	2009
Commodity contracts	Nonregulated revenue	$(1.1)

In the next 12 months, subject to changes in market prices of natural gas and electricity, a pre-tax loss of $34.0 million related to cash flow hedges of commodity contracts is expected to be recognized in earnings as the hedged transactions occur.  This amount is expected to be substantially offset by the settlement of the related nonderivative hedged contracts.

NOTE 3--RESTRUCTURING EXPENSE

Reductions in Workforce

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that includes reductions in the workforce.  In connection with this plan, $18.0 million of employee-related and consulting costs, including an insignificant curtailment loss for a nonqualified pension plan, were included in the restructuring expense line item on the Consolidated Statements of Income.  An insignificant amount was paid out in 2009 for consulting fees.  The restructuring costs were distributed across Integrys Energy Group's segments as follows:

(Millions)	2009
Electric utility	$8.6
Natural gas utility	6.9
Integrys Energy Services	1.7
Holding company and other	0.8
Total restructuring expense	$18.0

Integrys Energy Services Strategy Change

Integrys Energy Group is in the process of significantly reducing the size of its nonregulated energy services business segment to a smaller segment with significantly reduced credit and collateral support requirements.  In connection with this strategy, the following restructuring costs were expensed:

(Millions)	2009
Employee-related costs	$10.1
Legal and consulting	9.2
Software write-offs and accelerated depreciation	5.9
Miscellaneous	0.3
Total restructuring expense	$25.5

All of the above costs were related to the Integrys Energy Services segment and were included in the restructuring expense line item on the Consolidated Statements of Income.

The following table summarizes the activity related to employee-related restructuring expense:

(Millions)	2009
Accrued employee-related costs at beginning of period	$-
Employee-related costs expensed	10.1
Cash payments	1.9
Accrued employee-related costs at end of period	$8.2

Integrys Energy Group expects to incur total employee-related restructuring expense of approximately $12 million related to the Integrys Energy Services strategy change by the end of 2010, including the $10.1 million expensed as of December 31, 2009.

NOTE 4--DISPOSITIONS

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to significantly reduce the size of its nonregulated energy services business segment with significantly reduced credit and collateral support requirements, it entered into the following sale agreements during 2009.

Proposed Sale of United States Wholesale Electric Marketing and Trading Business

In December 2009, Integrys Energy Services entered into a definitive agreement to sell substantially all of its United States wholesale electric marketing and trading business.  The closing of this sale is contingent upon obtaining certain customary contractual consents and necessary regulatory approvals.  Effective February 1, 2010, Integrys Energy Services transferred substantially all of the market risk associated with this business by entering into trades with the buyer that mirror Integrys Energy Services' underlying wholesale electric contracts.  Integrys Energy Services expects to transfer title to the underlying contracts and close the transaction by the end of the second quarter of 2010, at which time these mirror transactions will terminate.

The carrying values of the major classes of assets and liabilities included in the sale agreement were as follows at December 31, 2009:

(Millions)

Current assets from risk management activities	$1,219.7
Long-term assets from risk management activities	629.4
Total assets	$1,849.1

Current liabilities from risk management activities	$1,229.8
Long-term liabilities from risk management activities	602.2
Total liabilities	$1,832.0

Based on the terms of the sale agreement and the carrying amount of the net assets being sold, had the sale transaction closed on December 31, 2009, Integrys Energy Services would have realized a non-cash loss on the sale of approximately $58 million pre-tax.  Also included in the sale transaction are commodity contracts that do not meet the GAAP definition of derivative instruments, and therefore are not reflected on the Consolidated Balance Sheets.  In accordance with GAAP, expected gains or losses related to nonderivative commodity contracts are not recognized until the contracts are settled.  The gain or loss on the sale will be recorded in the period the contracts are transferred to the buyer as this transfer represents settlement.  Furthermore, changes in forward electric prices will impact the ultimate gain or loss on the sale and could be different than the aforementioned loss that was computed assuming a December 31, 2009 closing date.  In conjunction with the sale, Integrys Energy Services will enter into derivative contracts with the buyer to reestablish the economic hedges for the retained retail business at the same prices and other terms previously executed through Integrys Energy Services’ wholesale electric marketing business being sold.  Had these new third-party derivative contracts been entered into at December 31, 2009, the amount of assets and liabilities from risk management activities would have been as follows:

(Millions)

Current assets from risk management activities	$50.1
Long-term assets from risk management activities	30.5
Total assets	$80.6

Current liabilities from risk management activities	$78.9
Long-term liabilities from risk management activities	42.8
Total liabilities	$121.7

Sale of Generation Assets in New Brunswick, Canada and Northern Maine, and Associated Retail Electric Contracts

In November 2009, Integrys Energy Services entered into definitive agreements that it subsequently closed in the first quarter of 2010, for the sale of two of its power generation companies, which own generation assets in New Brunswick, Canada and Northern Maine, along with the associated retail electric contracts and standard offer service contracts in Northern Maine.  The proceeds from the sale of the generation companies and associated retail electric contracts were $38.5 million, and the estimated pre-tax gain on the sale to be recognized during the first quarter of 2010 is approximately $15 million, subject to certain post-closing adjustments.

The carrying values of the major classes of assets and liabilities classified as held for sale on the Consolidated Balance Sheets were as follows:

(Millions)	December 31, 2009	December 31, 2008

Inventories	$0.1	$0.1
Property, plant, and equipment - net of accumulated depreciation of $9.7 and $9.0, respectively	25.1	24.8
Other long-term assets	1.3	1.4
Total assets	$26.5	$26.3

Current portion of long-term debt	$-	$4.3
Current liabilities from risk management activities	-	0.6
Other current liabilities	-	0.1
Long-term debt	-	2.3
Asset retirement obligations	0.3	0.2
Total liabilities	$0.3	$7.5

Sale of United States Wholesale Natural Gas Marketing and Trading Business

In October 2009, Integrys Energy Services entered into definitive agreements to sell the majority of its United States wholesale natural gas marketing and trading business in a two-part transaction.  In December 2009, Integrys Energy Services completed the first part of the transaction by selling substantially all of its United States wholesale natural gas marketing and trading business.  The second part of this transaction includes wholesale natural gas storage contracts.  Integrys Energy Services will continue to pursue the sale of these contracts throughout the year.  The pre-tax loss on the sale of the United States wholesale natural gas marketing and trading business reported during the fourth quarter of 2009 was $28.5 million and is reported as a component of loss on Integrys Energy Services dispositions related to strategy change in the Consolidated Statements of Income.

The following table shows the carrying values of the major classes of assets and liabilities included in the sale at the December 4, 2009 closing date.

(Millions)

Inventories	$9.9
Current assets from risk management activities	261.2
Long-term assets from risk management activities	68.6
Total assets	$339.7

Accounts payable	$36.0
Current liabilities from risk management activities	311.7
Long-term liabilities from risk management activities	79.8
Total liabilities	$427.5

In addition to the above recognized assets and liabilities, commodity contracts that are not accounted for as derivatives were also transferred to the buyer.

In conjunction with the transaction, Integrys Energy Services entered into derivative contracts with the buyer to reestablish the economic hedges for the retained retail business, at the same prices and other terms previously executed through Integrys Energy Services’ wholesale natural gas marketing and trading business being sold.  The execution of these new third-party derivative contracts resulted in assets and liabilities from risk management activities as follows at the date of the sale:

(Millions)

Current assets from risk management activities	$62.6
Long-term assets from risk management activities	25.9
Total assets	$88.5

Current liabilities from risk management activities	$134.3
Long-term liabilities from risk management activities	53.8
Total liabilities	$188.1

In January 2010, the buyer of the wholesale natural gas marketing and trading business exercised its option to purchase certain of the wholesale natural gas storage contracts from Integrys Energy Services in a subsequent sale.  There is not anticipated to be a significant gain or loss on the sale of these natural gas storage contracts during the first quarter of 2010.

The carrying values of the major assets and liabilities included in this sale were as follows at December 31, 2009:

(Millions)

Inventories	$16.1
Current assets from risk management activities	37.5
Long-term assets from risk management activities	8.9
Total assets	$62.5

Accounts payable	$24.8
Current liabilities from risk management activities	42.9
Long-term liabilities from risk management activities	7.5
Total liabilities	$75.2

Sale of Canadian Natural Gas and Electric Power Portfolio

In September 2009, Integrys Energy Services of Canada, a subsidiary of Integrys Energy Services, sold nearly all of its Canadian natural gas and electric power contract portfolio.  In a separate transaction, Integrys Energy Services of Canada sold a 2 billion cubic foot (bcf) natural gas storage contract to a counterparty.  With these two transactions, Integrys Energy Services exited the majority of its electric and natural gas marketing business in Canada.  The pre-tax loss on the sale of the Canadian portfolio was $0.4 million and is reported as a component of loss on Integrys Energy Services dispositions related to strategy change in the Consolidated Statements of Income.

The following table shows the carrying values of the major classes of assets and liabilities included in the transactions at the closing dates.

(Millions)

Inventories	$5.3
Current assets from risk management activities	134.7
Long-term assets from risk management activities	48.6
Total assets	$188.6

Current liabilities from risk management activities	$119.8
Long-term liabilities from risk management activities	32.3
Total liabilities	$152.1

In conjunction with the transaction, Integrys Energy Services entered into derivative contracts with the buyer to reestablish the economic hedges for the retained United States retail business, at the same prices and other terms previously executed through Integrys Energy Services’ Canadian natural gas and electric power portfolio being sold.  The execution of these new third-party derivative contracts resulted in assets and liabilities from risk management activities as follows at the date of sale:

(Millions)

Current assets from risk management activities	$21.8
Long-term assets from risk management activities	8.8
Total assets	$30.6

Current liabilities from risk management activities	$14.2
Long-term liabilities from risk management activities	6.3
Total liabilities	$20.5

Discontinued Operations Resulting from Integrys Energy Services Strategy Change

Energy Management Consulting Business

During 2009, Integrys Energy Services completed the sale of its energy management consulting business and received proceeds of $4.7 million.  This business provided consulting services relating to long-term strategies for managing energy costs for its customers.  The historical financial results of this business were not significant.  The gain on sale of this business reported in discontinued operations was $3.9 million ($2.4 million after-tax).

Other Discontinued Operations

Stoneman

During the third quarter of 2008, Integrys Energy Services sold its subsidiary Mid-American Power, LLC, which owned the Stoneman generation facility, located in Wisconsin.  The historical financial results of this business were not significant.  In the fourth quarter of 2008, Integrys Energy Services recognized a $6.3 million ($3.8 million after-tax) gain on the sale of this business in discontinued operations when a previously contingent payment was earned and paid by the buyer.  This contingent payment resulted from legislation that was passed in the fourth quarter of 2008, which extended the production tax credits available for certain biomass facilities.

PEP

In September 2007, Integrys Energy Group completed the sale of PEP, an oil and natural gas production subsidiary acquired in the PEC merger, for $869.2 million, net of certain post-closing adjustments.  These post-closing adjustments were funded through other current liabilities at December 31, 2007, and, therefore, are included in Note 1(d), "Summary of Significant Accounting Policies – Cash and Cash Equivalents," as a non-cash transaction for 2007.  Including the impact of the post-closing adjustments, the pre-tax gain recorded for 2007 was $12.6 million ($7.6 million after-tax), and was included as a component of discontinued operations.  In 2008, $0.8 million of tax adjustments related to the 2007 PEP sale was recorded as income from discontinued operations.

Components of discontinued operations reported in the Consolidated Statements of Income related to PEP were:

(Millions)	February 22, 2007 through December 31, 2007

Nonregulated revenues	$114.2

Operating and maintenance expense	28.5
Gain on PEP sale	(12.6)
Taxes other than income taxes	5.1
Other expense	0.1

Income before taxes	93.1
Provision for income taxes	34.6
Discontinued operations, net of tax	$58.5

It is Integrys Energy Group's policy to not allocate interest to discontinued operations unless the asset group being sold has external debt obligations.  PEP had no external debt obligations during the period shown above.

WPS Niagara Generation, LLC

In January 2007, Integrys Energy Services completed the sale of WPS Niagara Generation, LLC (Niagara) and received proceeds of approximately $31 million.  This facility was a merchant generation facility and sold power on a wholesale basis.  Integrys Energy Services recognized a $24.6 million ($14.7 million after-tax) gain on the sale of this business in discontinued operations.

Components of discontinued operations reported in the Consolidated Statements of Income related to Niagara for the year ended December 31 were as follows:

(Millions)	2007

Nonregulated revenues	$1.5

Nonregulated cost of fuel, natural gas, and purchased power	1.0
Operating and maintenance expense	0.5
Gain on Niagara sale	(24.6)

Income before taxes	24.6
Provision for income taxes	9.8
Discontinued operations, net of tax	$14.8

No interest expense was allocated to discontinued operations as Niagara had no external debt obligations during the periods shown above.

During 2008, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations related to amortization of an environmental indemnification guarantee included as part of the sale agreement.

During 2009, Integrys Energy Services recorded a $0.4 million after-tax gain in discontinued operations related to a refund received in connection with the overpayment of auxiliary power service in prior years.

NOTE 5--PEC MERGER

The PEC merger was completed on February 21, 2007 and was accounted for under the purchase method of accounting, with Integrys Energy Group as the acquirer.  In the merger, shareholders of PEC received 0.825 shares of Integrys Energy Group common stock, $1 par value, for each share of PEC common stock, no par value, which they held immediately prior to the merger.  The total purchase price was approximately $1.6 billion.  The results of operations attributable to PEC are included in the consolidated financial statements for the years ended December 31, 2009, 2008, and for the period from February 22, 2007, through December 31, 2007.

In order to achieve Integrys Energy Group's anticipated merger synergies, a restructuring plan was implemented, which included a process to eliminate duplicative positions within Integrys Energy Group.  Costs associated with the merger-related involuntary termination of employees at PEC (the acquired company) were recognized as a liability assumed in the merger and included in the purchase price allocation.  The liability recognized at the date of the merger was not significant and was fully paid at December 31, 2008.

Costs related to the involuntary termination of the acquirer's employees were expensed.  Costs associated with the relocation or voluntary terminations of both Integrys Energy Group and PEC employees were also expensed.  The following table summarizes the activity related to these specific costs for the years ended December 31:

(Millions)	2009	2008	2007
Accrued employee severance costs at beginning of period	$1.4	$4.8	$-
Severance expense recorded	0.1	2.5	7.2
Cash payments	(1.1)	(5.9)	(2.4)
Accrued employee severance costs at end of period	$0.4	$1.4	$4.8

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

(Millions, except per share amounts)	Year Ended December 31, 2007
Total revenues	$10,997.7
Net income from continuing operations	$211.2
Net income attributed to common shareholders	$283.4
Basic earnings per share – continuing operations	$2.73
Basic earnings per share	$3.72
Diluted earnings per share – continuing operations	$2.73
Diluted earnings per share	$3.72

NOTE 6--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following utility, nonutility, and nonregulated assets:

(Millions)	2009	2008
Electric utility	$3,066.7	$2,777.5
Natural gas utility	4,338.3	4,190.1
Total utility plant	7,405.0	6,967.6
Less: Accumulated depreciation	2,726.0	2,599.3
Net	4,679.0	4,368.3
Construction work in progress	40.7	159.6
Net utility plant	4,719.7	4,527.9

Nonutility plant – utility segments	100.7	87.9
Less: Accumulated depreciation	59.1	51.0
Net	41.6	36.9
Construction work in progress	34.6	15.5
Net nonutility plant – utility segments	76.2	52.4

Electric nonregulated	166.8	161.5
Natural gas nonregulated	18.1	3.4
Other nonregulated	23.5	23.1
Total nonregulated property, plant, and equipment	208.4	188.0
Less: Accumulated depreciation	62.1	50.7
Net	146.3	137.3
Construction work in progress	2.9	30.9
Net nonregulated property, plant, and equipment	149.2	168.2

Total property, plant, and equipment	$4,945.1	$4,748.5

NOTE 7--JOINTLY OWNED UTILITY FACILITIES

WPS holds a joint ownership interest in certain electric generating facilities.  WPS is entitled to its share of generating capability and output of each facility equal to its respective ownership interest.  WPS also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses unless specific agreements have been executed to limit its maximum exposure to additional costs.  WPS's share of significant jointly owned electric generating facilities as of December 31, 2009, was as follows:

(Millions, except for percentages and megawatts)	Weston 4	West Marinette Unit No. 33	Columbia Energy Center Units 1 and 2	Edgewater Unit No. 4
Ownership	70.0%	68.0%	31.8%	31.8%
WPS's share of rated capacity (megawatts)	374.5	56.8	335.2	105.0
Utility plant in service	$609.8	$18.2	$165.9	$37.8
Accumulated depreciation	$53.5	$9.7	$102.4	$23.5
In-service date	2008	1993	1975 and 1978	1969

WPS's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPS has supplied its own financing for all jointly owned projects.

NOTE 8--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in Integrys Energy Group's Consolidated Balance Sheets as of December 31:

(Millions)	2009	2008

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$674.9	$681.1
Pension and other postretirement benefit related items	605.5	634.7
Asset retirement obligations	39.4	30.5
De Pere Energy Center	33.4	35.8
Derivatives	32.3	162.0
Income tax related items	29.0	23.2
Decoupling	28.9	4.4
Weston 3 lightning strike	18.1	22.3
Bad debt expense	17.7	4.8
Conservation program costs	17.4	4.8
Costs of previously owned nuclear plant	14.3	24.1
Unamortized loss on debt	12.5	13.2
Energy costs receivable through rate adjustments	12.3	23.1
Rate case costs	9.5	5.7
Costs to achieve merger synergies	6.1	12.1
Other	4.6	7.0
Total	$1,556.0	$1,688.8
Balance Sheet Presentation
Current	$121.1	$244.0
Long-term	1,434.9	1,444.8
Total	$1,556.0	$1,688.8

Regulatory liabilities
Cost of removal reserve	$246.6	$231.6
Energy costs refundable through rate adjustments	79.6	34.1
Pension and other postretirement benefit related items	23.5	26.1
Income tax related items	6.7	8.2
EEP	6.1	4.8
ATC and MISO refunds	4.6	9.6
Derivatives	4.3	4.9
Decoupling	1.4	9.4
Other	5.2	5.6
Total	$378.0	$334.3
Balance Sheet Presentation
Current	$100.4	$58.8
Long-term	277.6	275.5
Total	$378.0	$334.3

Integrys Energy Group's utility subsidiaries expect to recover their regulatory assets and incur future costs or refund their regulatory liabilities through rates charged to customers based on specific ratemaking decisions over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, Integrys Energy Group believes it is probable that its utility subsidiaries will continue to recover from customers the regulatory assets described above.

The regulatory assets listed in the table above related to WPS's environmental remediation costs, the Weston 3 lightning strike, rate case costs, and the unamortized loss on debt at PGL and NSG, are not earning a rate of return.  The regulatory asset for WPS's environmental remediation costs was $74.2 million at December 31, 2009, and includes both liabilities and costs incurred to remediate the former manufactured gas plant sites that have not yet been recovered through rates.  At December 31, 2009, environmental remediation costs that have been incurred but not yet recovered in rates were not significant.  WPS is authorized recovery of the regulatory asset related to the Weston 3 lightning strike over a six-year period.  The regulatory assets related to the unamortized loss on debt at PGL and NSG are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  The regulatory assets related to rate case costs for PGL and NSG are authorized recovery by the ICC over a five-year period for 2008 rates and a three-year period for 2010 rates.  The regulatory assets related to rate case costs for MERC are authorized recovery by the MPUC over a five-year period for 2009 rates and a three-year period for 2010 rates.  These regulatory assets are expected to be recovered from customers in future rates; however, the carrying costs of these assets are borne by Integrys Energy Group's shareholders.

Prior to WPS purchasing the De Pere Energy Center, WPS had a long-term power purchase contract with the De Pere Energy Center that was accounted for as a capital lease.  As a result of the purchase, the capital lease obligation was reversed and the difference between the capital lease asset and the purchase price was recorded as a regulatory asset.  WPS is authorized recovery of this regulatory asset over a 20-year period.

See Note 1(g), "Summary of Significant Accounting Policies – Risk Management Activities," Note 14, "Asset Retirement Obligations," Note 15, "Income Taxes," Note 16, "Commitments and Contingencies," Note 18, "Employee Benefit Plans," and Note 24, "Regulatory Environment," for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 9--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2009, and 2008 were as follows:

(Millions)	2009	2008
ATC	$395.9	$346.9
WRPC	8.5	8.5
Other	1.4	3.1
Investments in affiliates, at equity method	$405.8	$358.5

Investments in affiliates accounted for under the equity method are included in other long-term assets on the Consolidated Balance Sheets, and the equity income (loss) is recorded in miscellaneous income on the Consolidated Statements of Income.  Integrys Energy Group is taxed on ATC's equity income, rather than ATC, due to the tax flow-through nature of ATC's business structure.  Accordingly, Integrys Energy Group's provision for income taxes includes taxes on ATC's equity income.

ATC

Integrys Energy Group’s electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at December 31, 2009.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the years ended December 31.

(Millions)	2009	2008	2007
Balance at the beginning of period	$346.9	$296.6	$231.9
Add: equity in net income	75.3	66.1	50.5
Add: capital contributions	34.1	34.6	50.9
Less: dividends received	60.4	50.4	36.7
Balance at the end of period	$395.9	$346.9	$296.6

The regulated electric utilities provide construction and other services to, and receive network transmission services from, ATC.  The related party transactions recorded by the regulated electric utilities in the years ended December 31 were as follows:

(Millions)	2009	2008	2007
Total charges to ATC for services and construction	$10.1	$12.8	$98.6
Total costs for network transmission service provided by ATC	90.7	87.8	78.1
Net amounts received from (advanced to) ATC for transmission interconnection	-	82.3	(23.9)

WRPC

WPS owns 50% of the voting stock of WRPC, which operates two hydroelectric plants and an oil-fired combustion turbine.  Two-thirds of the energy output of the hydroelectric plants is sold to WPS, and the remaining one-third is sold to Wisconsin Power and Light.  The electric power from the combustion turbine is sold in equal parts to WPS and Wisconsin Power and Light.

WPS provides services to WRPC, purchases energy from WRPC, and receives net proceeds from sales of energy into the MISO market from WRPC.  The related party transactions recorded and net proceeds and dividends received during the years ended December 31 were as follows:

(Millions)	2009	2008	2007
Revenues from services provided to WRPC	$0.6	$0.8	$1.0
Purchases of energy from WRPC	4.6	4.7	4.7
Net proceeds from WRPC sales of energy to MISO	2.6	5.8	6.0
Dividends received from WRPC	0.9	3.5	0.9

Of Integrys Energy Group's equity in net income disclosed below, $1.0 million, $2.2 million, and $1.8 million is the pre-tax income related to WPS's investment in WRPC in 2009, 2008, and 2007, respectively.

Financial Data

Combined financial data of Integrys Energy Group's significant equity method investments, ATC and WRPC, is included in the table below.

(Millions)	2009	2008	2007
Income statement data
Revenues	$528.7	$474.0	$415.6
Operating expenses	235.7	214.6	203.9
Other expense	77.7	67.1	54.2
Net income	$215.3	$192.3	$157.5

Integrys Energy Group's equity in net income	$76.3	$68.3	$52.3

Balance sheet data
Current assets	$54.0	$52.5	$52.3
Noncurrent assets	2,785.5	2,494.8	2,207.8
Total assets	$2,839.5	$2,547.3	$2,260.1

Current liabilities	$286.3	$252.4	$317.7
Long-term debt	1,259.6	1,109.4	899.1
Other noncurrent liabilities	80.1	119.3	111.1
Shareholders' equity	1,213.5	1,066.2	932.2
Total liabilities and shareholders' equity	$2,839.5	$2,547.3	$2,260.1

NOTE 10--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had the following changes to the carrying amount of goodwill for the years ended December 31, 2008 and 2009:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Goodwill recorded at December 31, 2007 *	$936.8	$11.5	$948.3
Adjustments to PEC purchase price allocation
related to income taxes	(3.3)	(4.6)	(7.9)
Impairment loss	(6.5)	-	(6.5)
Goodwill recorded at December 31, 2008	927.0	6.9	933.9
Impairment loss	(291.1)	-	(291.1)
Goodwill allocated to businesses sold	-	(0.3)	(0.3)
Goodwill recorded at December 31, 2009	$635.9	$6.6	$642.5

* The goodwill balance at December 31, 2007, did not include any accumulated impairment losses.

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

Identifiable intangible assets other than goodwill are included as a component of other current and long-term assets and other current and long-term liabilities within the Consolidated Balance Sheets as listed below.

(Millions)	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(18.3)	$14.3	$32.6	$(14.2)	$18.4
Natural gas and electric contract assets (2) (3)	71.4	(60.5)	10.9	60.1	(54.6)	5.5
Natural gas and electric contract liabilities (2) (4)	(10.5)	10.4	(0.1)	(33.6)	20.2	(13.4)
Renewable energy credits (5)	3.4	(2.1)	1.3	3.4	(2.1)	1.3
Nonregulated easements (6)	3.6	(0.1)	3.5	-	-	-
Emission allowances (7)	2.1	(0.2)	1.9	2.3	(0.1)	2.2
Other	2.5	(0.5)	2.0	3.0	(1.0)	2.0
Total	$105.1	$(71.3)	$33.8	$67.8	$(51.8)	$16.0

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$110.3	$(71.3)	$39.0	$73.0	$(51.8)	$21.2

(1) Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility ServiceChoice business.  The remaining weighted-average amortization period for customer-related intangible assets at December 31, 2009, was approximately 7 years.

(2) Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3) Includes both short-term and long-term intangible assets related to customer contracts in the amount of $6.2 million and $4.7 million, respectively, at December 31, 2009, and $3.1 million and $2.4 million, respectively, at December 31, 2008.  The remaining weighted-average amortization period for these intangible assets at December 31, 2009, was 2.5 years.

(4) Includes both short-term and long-term intangible liabilities related to customer contracts in the amount of $6.0 million and $7.4 million, respectively at December 31, 2008.

(5) Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(6) Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period of 14.5 years.

(7) Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization expense.  Amortization for the years ended December 31, 2009, 2008, and 2007, was $6.3 million, $7.9 million, and $8.5 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$4.2
For year ending December 31, 2011	3.3
For year ending December 31, 2012	2.4
For year ending December 31, 2013	1.6
For year ending December 31, 2014	1.4

Amortization of the natural gas and electric contract intangible assets and liabilities were recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the years ended December 31, 2009, 2008, and 2007, resulted in an increase to nonregulated fuel, natural gas, and purchased power in the amount of $8.9 million, $34.4 million, and $21.0 million, respectively.

Amortization expense of these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$6.1
For year ending December 31, 2011	2.8
For year ending December 31, 2012	1.1
For year ending December 31, 2013	0.5
For year ending December 31, 2014	0.3

NOTE 11--LEASES

Integrys Energy Group leases various property, plant, and equipment.  Terms of the operating leases vary, but generally require Integrys Energy Group to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of Integrys Energy Group's leases contain one of the following options upon the end of the lease term: (a) purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $16.9 million, $17.0 million, and $13.6 million in 2009, 2008, and 2007, respectively. Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31 (Millions)
2010	$11.6
2011	10.5
2012	9.1
2013	8.8
2014	4.8
Later years	23.6
Total payments	$68.4

NOTE 12--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.  Amounts shown are as of December 31:

(Millions, except percentages)	2009	2008	2007
Commercial paper outstanding	$212.1	$552.9	$308.2
Average discount rate on outstanding commercial paper	0.52%	4.78%	5.51%
Borrowings under revolving credit facilities	-	$475.0	$150.0
Average interest rate on outstanding borrowings under revolving credit facilities	-	2.41%	3.56%
Short-term notes payable outstanding	$10.0	$181.1	$10.0
Average interest rate on short-term notes payable	0.18%	3.40%	5.20%

The commercial paper outstanding at December 31, 2009, had varying maturity dates ranging from January 4, 2010, through February 17, 2010.

The table below presents Integrys Energy Group's average amount of short-term borrowings outstanding based on daily outstanding balances during the years ended December 31:

(Millions)	2009	2008	2007
Average amount of commercial paper outstanding	$193.8	$305.7	$490.1
Average amount of borrowings under revolving credit facilities	$114.5	$166.8	$116.4
Average amount of short-term notes payable outstanding	$48.0	$34.3	$10.0

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity as of December 31:

(Millions)	Maturity	2009	2008
Revolving credit facility (Integrys Energy Group) (1)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group) (1)	6/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (2)	5/03/09	-	250.0
Revolving credit facility (Integrys Energy Group) (3)	5/26/10	425.0	-
Revolving credit facility (Integrys Energy Group) (4)	6/04/10	35.0	-
Revolving credit facility (WPS) (5)	6/02/10	115.0	115.0
Revolving credit facility (PEC) (1) (6)	6/13/11	400.0	400.0
Revolving credit facility (PGL) (7)	7/12/10	250.0	250.0
Revolving credit facility (Integrys Energy Services) (8)	6/29/09	-	175.0
Revolving short-term notes payable (WPS) (9)	5/13/10	10.0	10.0
Short-term notes payable (Integrys Energy Group) (10)	3/30/09	-	171.1
Total short-term credit capacity		2,235.0	2,371.1

Less:
Letters of credit issued inside credit facilities		130.4	414.6
Loans outstanding under credit agreements and notes payable		10.0	656.1
Commercial paper outstanding		212.1	552.9
Accrued interest or original discount on outstanding commercial paper		-	0.8
Available capacity under existing agreements		$1,882.5	$746.7

(1)	Provides support for Integrys Energy Group's commercial paper borrowing program.

(2)	This facility matured in May 2009, and the revolving credit agreement was terminated.

(3)	In May 2009, Integrys Energy Group entered into a revolving credit agreement to provide support for Integrys Energy Group's commercial paper borrowing program.

(4)	In June 2009, Integrys Energy Group entered into a revolving credit agreement to provide support for Integrys Energy Group's commercial paper borrowing program.

(5)	Provides support for WPS's commercial paper borrowing program.

(6)	Borrowings under this agreement are guaranteed by Integrys Energy Group.

(7)	Provides support for PGL's commercial paper borrowing program.

(8)	This facility matured in June 2009, at which time the borrowings were paid in full, and the revolving credit agreement was terminated. This facility was previously guaranteed by Integrys Energy Group.

(9)	This note is renewed every six months and is used for general corporate purposes.

(10)	This facility matured in March 2009, at which time the borrowings were paid in full, and the short-term debt agreement was terminated.

At December 31, 2009, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group and certain subsidiaries' revolving credit agreements contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 13--LONG-TERM DEBT

		December 31
(Millions)		2009	2008
WPS First Mortgage Bonds (1)
Series	Year Due
7.125%	2023	$0.1	$0.1
WPS Senior Notes (1)
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
3.95%	2013	22.0	22.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
UPPCO First Mortgage Bonds (2)
Series	Year Due
9.32%	2021	10.8	11.7
PEC Unsecured Senior Note (3)
Series	Year Due
A, 6.90%	2011	325.0	325.0
Fair value hedge adjustment		2.6	3.2
PGL Fixed First and Refunding Mortgage Bonds (4) (5)
Series	Year Due
HH, 4.75%	2030	Adjustable after July 1, 2014	50.0	50.0
KK, 5.00%	2033		50.0	50.0
LL, 3.75%	2033	Adjustable after February 1, 2012	50.0	50.0
MM-2, 4.00%	2010		50.0	50.0
NN-2, 4.625%	2013		75.0	75.0
QQ, 4.875%	2038	Adjustable after November 1, 2018	75.0	75.0
RR, 4.30%	2035	Adjustable after June 1, 2016	50.0	50.0
SS, 7.00%	2013		45.0	45.0
TT, 8.00%	2018		5.0	5.0
UU, 4.63%	2019		75.0	-
PGL Adjustable First and Refunding Mortgage Bonds (5) (6)
Series	Year Due
OO	2037	51.0	51.0
NSG First Mortgage Bonds (7)
Series	Year Due
M, 5.00%	2028	28.5	28.8
N-2, 4.625%	2013	40.0	40.0
O, 7.00%	2013	6.5	6.5
Integrys Energy Group Unsecured Senior Notes (8)
Series	Year Due
5.375%	2012	100.0	100.0
7.00%	2009	-	150.0
7.27%	2014	100.0	-
8.00%	2016	55.0	-
Integrys Energy Group Unsecured Junior Subordinated Notes (9)
Series	Year Due
6.11%	2066	300.0	300.0

Unsecured term loan due 2010 – Integrys Energy Group (10)	65.6	65.6
Other term loan (11)	27.0	27.0
Total	2,509.1	2,430.9
Unamortized discount and premium on bonds and debt	2.1	5.7
Total debt	2,511.2	2,436.6
Less current portion	(116.5)	(150.9)
Total long-term debt	$2,394.7	$2,285.7
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

(2)
Under the terms of UPPCO's First Mortgage Indenture, substantially all property owned by UPPCO is pledged as collateral for this outstanding debt series.  Interest payments are due semi-annually with a sinking fund payment of $0.9 million due each November 1.  As a result, this payment is included in the current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2009.  The final sinking fund payment due November 1, 2021, will completely retire the series.

(3)
Integrys Energy Group entered into a First Supplemental Indenture, which provides that Integrys Energy Group will fully and unconditionally guarantee, on a senior unsecured basis, PEC's obligations under its $325.0 million, 6.9% notes due January 15, 2011.  See Note 2, "Risk Management Activities," for information on the PEC fair value hedge adjustment.

(4)
In March 2010, $50.0 million of PGL's First and Refunding Mortgage Bonds will mature.  As a result, these notes are included in the current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2009.

In September 2009, PGL issued $75.0 million of Series UU, 4.63%, 10-year First and Refunding Mortgage Bonds due September 1, 2019.  The net proceeds from the issuance of these bonds were used for general corporate utility purposes and to increase liquidity.  The First and Refunding Mortgage Bonds were sold in a private placement and are not registered under the Securities Act of 1933.

(5)
PGL's First Mortgage Bonds are subject to the terms and conditions of PGL's First Mortgage Indenture dated January 2, 1926, as supplemented.  Under the terms of the Indenture, substantially all property owned by PGL is pledged as collateral for these outstanding debt securities.

(6)
(PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Recent auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate was 0.8% for these bonds in 2009.

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

(9)
These Integrys Energy Group Junior Subordinated Notes are considered hybrid instruments with a combination of debt and equity characteristics.  Integrys Energy Group has agreed in a replacement capital covenant with the holders of Integrys Energy Group's 5.375% Unsecured Senior Notes due December 1, 2012, that it will not redeem or repurchase the Junior Subordinated Notes on or prior to December 1, 2036 unless such repurchases or redemptions are made from the proceeds of the sale of specific securities considered by rating agencies to have equity characteristics equal to or greater than those of the Junior Subordinated Notes.

(10)
In June 2010, Integrys Energy Group's $65.6 million unsecured term loan will mature.  As a result, this loan is included in the current portion of long-term debt on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2009.

(11)
In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly interest only payments and has a floating interest rate that is reset weekly.  At December 31, 2009, the interest rate was 4.24%.  The loan is to be repaid by April 2021.  Integrys Energy Group agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the loan and the related obligations and indemnities.

Long-term borrowings by Integrys Energy Services under term loans have been reclassified as liabilities held for sale in the amount of $6.6 million for the year ended December 31, 2008, related to the sale of generation assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc that closed in January 2010.  As of December 31, 2009, these term loans have been paid in full.  For more information about the sale, see Note 4, "Dispositions."

At December 31, 2009, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

A schedule of all principal debt payment amounts related to bond maturities is as follows:

Year ending December 31 (Millions)
2010	$116.5
2011	478.5
2012	250.9
2013	314.4
2014	100.9
Later years	1,247.9
Total payments	$2,509.1

NOTE 14--ASSET RETIREMENT OBLIGATIONS

The utility segments have asset retirement obligations primarily related to removal of natural gas distribution pipe (including asbestos and PCBs); asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities.  The utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the Asset Retirement and Environmental Obligations accounting rules, and the ratemaking practices for retirement costs authorized by the applicable regulators.

Changes to Asset Retirement Obligation Liabilities

The following table shows changes to Integrys Energy Group's asset retirement obligations through December 31, 2009.

(Millions)	Utilities	Integrys Energy Services		Total
Asset retirement obligations at December 31, 2006	$9.4	$0.7		$10.1
Accretion	6.8	-		6.8
Asset retirement obligations from merger with PEC	124.9	-		124.9
Asset retirement obligations transferred in sales	(0.2)	-		(0.2)
Settlements	(1.4)	-		(1.4)
Asset retirement obligations at December 31, 2007	139.5	0.7		140.2
Accretion	7.8	-		7.8
Additions and revisions to estimated cash flows	31.7	-		31.7
Asset retirement obligations transferred in sales	(0.1)	(0.5)		(0.6)
Asset retirement obligations at December 31, 2008	178.9	0.2	(2)	179.1
Accretion	9.6	0.1		9.7
Additions and revisions to estimated cash flows	6.3 (1)	-		6.3
Asset retirement obligations at December 31, 2009	$194.8	$0.3	(2)	$195.1

(1)
This amount includes a $6.3 million asset retirement obligation related to the WPS 99-megawatt Crane Creek wind generation project that became operational in the fourth quarter of 2009.  All other adjustments netted to an insignificant amount.

(2)	These amounts were classified as held for sale, as they relate to the sale of generation assets in Northern Maine, which closed in the first quarter of 2010.

NOTE 15--INCOME TAXES

Deferred Income Tax Assets and Liabilities

Certain temporary book to tax differences, for which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of deferred income tax assets and liabilities recognized in the Consolidated Balance Sheets as of December 31 are as follows:

(Millions)	2009	2008

Deferred income tax assets:
Tax credit carryforwards	$90.7	$96.0
Employee benefits	96.0	88.9
Price risk management	55.4	-
State capital and operating loss carryforwards	16.0	15.9
Other	32.4	52.2
Total deferred income tax assets	$290.5	$253.0
Valuation allowance	(7.4)	(2.3)
Net deferred income tax assets	$283.1	$250.7

Deferred income tax liabilities:
Plant related	$756.8	$642.1
Regulatory deferrals	76.1	70.3
Deferred income	15.5	-
Price risk management	-	45.6
Total deferred income tax liabilities	$848.4	$758.0

Consolidated Balance Sheet presentation:
Current deferred income tax assets	$92.9	$-
Current deferred income tax liabilities	-	71.6
Long-term deferred income tax liabilities	658.2	435.7
Net deferred income tax liabilities	$565.3	$507.3

Deferred tax credit carryforwards at December 31, 2009, include $70.7 million of alternative minimum tax credits related to tax credits available under former Section 29/45K of the Internal Revenue Code.  These alternative minimum tax credits can be carried forward indefinitely.

Carryforward periods for state capital and operating losses vary.  In the majority of states in which Integrys Energy Group operates, the carryforward period is 15 years or more, with the majority of the state capital and operating losses beginning to expire in 2013.  Valuation allowances are established for certain state operating and capital loss carryforwards based on the ability of Integrys Energy Group to realize the benefit of these losses in the future.

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31.  The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

	2009		2008		2007
(Millions, except for percentages)	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$4.1	35.0%	$61.6	35.0%	$93.5
State income taxes, net	120.7	14.0	6.8	12.0	4.3	11.5
Goodwill	562.1	65.2	1.3	2.3	-	-
Investment tax credit - amortization	(13.8)	(1.6)	(1.0)	(1.8)	(0.6)	(1.5)
Federal tax credits	6.0	0.7	(6.0)	(10.6)	(5.4)	(14.3)
Plant related	(14.7)	(1.7)	-	-	-	-
Unrecognized tax benefits	14.7	1.7	0.1	0.1	1.2	3.3
Benefits and compensation	(31.0)	(3.6)	(2.8)	(4.9)	(2.5)	(6.8)
Other differences, net	38.2	4.4	(4.3)	(7.5)	0.2	0.3
Effective income tax	717.2%	$83.2	29.1%	$51.2	32.2%	$86.0

Current provision
Federal		$1.9		$(10.5)		$(6.8)
State		14.1		(3.1)		8.9
Foreign		7.1		1.9		4.7
Total current provision		23.1		(11.7)		6.8

Deferred provision		52.5		65.7		77.7
Valuation allowance		5.1		-		0.5
Interest		3.7		(0.1)		2.4
Net operating loss carryforwards		1.4		(1.8)		(0.9)
Investment tax credit - net		(0.6)		(1.5)		(1.4)
Unrecognized tax benefits		(2.0)		0.2		1.0
Penalties		-		0.4		(0.1)
Total provision for income taxes		$83.2		$51.2		$86.0

Foreign income before taxes was $0.3 million in 2009, $12.0 million in 2008, and $23.3 million in 2007.

As the related temporary differences reverse, the regulated utilities are prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates.  The net regulatory asset for these and other regulatory tax effects totaled $19.3 million and $13.9 million as of December 31, 2009, and 2008, respectively.

Integrys Energy Group records accrued interest and penalties related to income taxes as a component of the provision for income taxes.  Integrys Energy Group had accrued interest of $8.0 million and accrued penalties of $3.0 million related to unrecognized tax benefits at December 31, 2009.  Integrys Energy Group had accrued interest of $2.9 million and accrued penalties of $3.1 million related to uncertain tax positions at December 31, 2008.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2009	2008	2007

Balance at January 1	$22.4	$10.0	$3.7
Increase related to tax positions acquired	-	-	13.9
Increase related to tax positions taken in prior years	10.2	23.8	0.5
Decrease related to tax positions taken in prior years	(0.2)	(7.7)	(0.3)
Decrease related to tax positions taken in current year	(0.1)	-	(3.9)
Decrease related to settlements	(0.3)	(3.7)	(3.6)
Decrease related to lapse of statutes	(0.2)	-	(0.3)
Balance at December 31	$31.8	$22.4	$10.0

At December 31, 2009, recognition in subsequent periods of the unrecognized tax benefits related to continuing operations could affect Integrys Energy Group's net income by $6.2 million.  Also, recognition in subsequent periods of the unrecognized tax benefits related to discontinued operations could affect Integrys Energy Group's net income by $9.5 million.

Subsidiaries of Integrys Energy Group file income tax returns in the United States federal jurisdiction, in various United States state and local jurisdictions, and in Canada.  Subject to the major exceptions listed below, Integrys Energy Group is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.

●	Illinois Department of Revenue – PEC and consolidated subsidiaries have agreed to a statute extension for the September 30, 2003 tax year.
●	Oregon Department of Revenue – WPS Power Development has open examinations for the 2002 and 2003 tax years.

In 2009, Integrys Energy Group closed the following examinations:

●	Wisconsin Department of Revenue – WPS for the 2001 through 2006 tax years.

Integrys Energy Group has the following open examinations:

●	IRS – PEC and consolidated subsidiaries have open examinations for the September 30, 2004 through December 31, 2006 tax years.
●	IRS – Integrys Energy Group and consolidated subsidiaries have open examinations for the 2006 and 2007 tax years along with the February 21, 2007 PEC short year.
●	IRS – An Integrys Energy Services subsidiary, Synfuel Solutions, LLC, has open examinations for the 2005 and 2006 tax years.
●	Illinois Department of Revenue – PEC and consolidated subsidiaries have open examinations for the September 30, 2003 through December 31, 2006 tax years.
●	Kentucky Department of Revenue – Integrys Energy Group has open examinations for the 2005 through the 2008 tax years.
●	Mississippi Department of Revenue – PEC, PEP, and PEP Holdings LLC have open examinations for the September 30, 2006, December 31, 2006, and December 31, 2007 tax years.
●	New York State Department of Revenue – Integrys Energy Services and WPS Power Development have open examinations for the 2004 and 2005 tax years.
●	Oregon Department of Revenue – Integrys Energy Services has an open examination for the 2005 tax year; WPS Power Development has open examinations for the 2002, 2003, and 2004 tax years.
●	Pennsylvania Department of Revenue – Integrys Energy Services has open examinations for the 2006 and 2007 tax years.

●	Quebec Department of Revenue – Integrys Energy Services has open examinations for the 2006 through 2008 tax years.

In the next 12 months, it is reasonably possible that Integrys Energy Group and its subsidiaries will settle their open examinations in multiple taxing jurisdictions related to tax years prior to 2007, resulting in a decrease in unrecognized tax benefits of as much as $10.9 million.

NOTE 16--COMMITMENTS AND CONTINGENCIES

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

The obligations described below are as of December 31, 2009.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $350.7 million, obligations of $1,192.1 million for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1,301.0 million, some of which extend through 2028.
●
Integrys Energy Services has obligations related to energy and natural gas supply contracts that extend through 2019 and total $2,878.3 million.  The majority of these obligations end by 2012, with obligations totaling $113.0 million extending beyond 2012.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $515.3 million and relate to normal business operations, including construction projects.

General

Amounts ultimately paid as penalties, or eventually determined to be paid in lieu of penalties, will not be deductible for income tax purposes.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV, including an analysis of the allegations as well as options for resolution with the EPA and has met with the EPA to begin discussions on a possible resolution.  Integrys Energy Group continues to review the allegations but is currently unable to predict the impact on its consolidated financial statements.

Columbia Plant:
On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  Specifically, the allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed Best Available Control Technology (BACT) limits on emissions should have been obtained for the Columbia generation station, which is jointly owned by Wisconsin Power and Light (WP&L), Madison Gas and Electric Company, and WPS, and operated by WP&L.  The NOI also covers similar allegations related to another generation station solely owned by WP&L.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  WP&L is in the process of analyzing the allegations and has begun discussions with the Sierra Club.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L, WE Energies (Unit 5) and WPS (Unit 4), and operated by WP&L.  WP&L is in the process of analyzing the Sierra Club's actions.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  WP&L is in the process of analyzing the allegations and has begun discussions with the Sierra Club.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  WP&L is the operator of these plants and is in the process of analyzing the NOV.  The joint owners met with the EPA to begin discussions on a possible resolution.  Integrys Energy Group is also reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

EPA Settlements with Other Utilities:
In response to the EPA's CAA enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities to Weston and Pulliam range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions made in the pending litigation.

If the EPA brings a claim against WPS, and if it were determined by a court that historic projects at WPS's Pulliam and Weston plants required either a state or federal CAA permit, WPS may, under the applicable statutes, be required, in order to resolve any such claim, to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment,
●	pay a fine, and/or
●	conduct a supplemental environmental project.

In addition, under the CAA, citizen groups may pursue a claim.  Except as noted above for the Columbia and Edgewater plants, WPS has no notice of such a claim.

Weston Air Permits

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision and the parties have completed filing briefs and are awaiting the court's decision.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  A fourth NOV was issued on December 14, 2009, for a clerical error involving pages missing from a quarterly report.  Corrective actions have been taken for the events in the four NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the consolidated financial statements of Integrys Energy Group.

In early November 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required PSD.  WPS believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any.

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directs the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  It is not known how the WDNR will respond to the order.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  WPS estimates capital costs of approximately $19 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking and is expected to issue a draft rule in 2010.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (CAIR) in 2005.  CAIR was originally intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The first phase of CAIR required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase required about a 65% reduction in emissions of both pollutants by 2015.  The State of Wisconsin's rule to implement CAIR, which incorporates the cap and trade approach, has been forwarded to the EPA for final review.

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR, the EPA appealed, and in December 2008, the Court of Appeals reversed the CAIR vacatur and CAIR was reinstated.  The Court of Appeals directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in 2010.  As a result of the Court of Appeals' decision, CAIR is in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA, and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $596 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

Integrys Energy Group's natural gas utilities are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Twenty of these sites have been transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  Integrys Energy Group estimated and accrued for $657.7 million of future undiscounted investigation and cleanup costs for all sites as of December 31, 2009.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  Integrys Energy Group recorded a regulatory asset of $673.8 million, which is net of insurance recoveries received of $56.9 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of December 31, 2009.

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

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation (GM), and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action in August 2005.  NSG has met its financial assurance requirement in the form of a net worth test while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy filing, the EPA has contacted the surety and the surety has stated that it will provide the EPA access to the surety bond funds which are expected to fund a significant portion of GM's liability.  The potential exposure related to the GM bankruptcy that is not expected to be covered by the bond proceeds has been reflected in the accrual identified above.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the consolidated financial statements of Integrys Energy Group.

Flood Damage

In May 2003, a fuse plug at the Silver Lake reservoir owned by UPPCO was breached, resulting in subsequent flooding downstream on the Dead River, located in the Upper Peninsula of Michigan.  All litigation matters have been resolved.  All environmental claims have been resolved with the State of Michigan, and a Consent Judgment on the environmental matters was filed and approved in June 2009.

As part of a settlement agreement with the MPSC staff and interveners in UPPCO's 2009 Power Supply Cost Recovery (PSCR) case, $0.6 million of replacement power costs was deemed not recoverable and was recorded in operating and maintenance expense in the first quarter of 2009.  This settlement has been approved by the MPSC.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  Integrys Energy Group is evaluating both the technical and cost implications that may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program which caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives; the Kerry-Boxer draft bill, which was introduced in the United States Senate; and the Wisconsin Clean Energy Jobs Act, which has been introduced in the Wisconsin legislature to implement recommendations from the Governor’s Global Warming Task Force.  The Wisconsin Clean Energy Jobs Act establishes statewide goals for the reduction of greenhouse gas emissions and requires certain actions, including an increased renewable portfolio standard, to meet those goals.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the CAA.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

In March 2009, MDEQ began its investigation into this matter.  Depending upon the results of the MDEQ's review of the information provided by UPPCO, the MDEQ, in consultation with the Michigan Attorney General's Office, may assess a fine and/or seek criminal charges against UPPCO, assess a fine and/or seek criminal charges against the former manager who certified the reports, and/or close out the investigation.  Although a specific date of resolution is unknown, UPPCO has responded to all information requests from the MDEQ.

Natural Gas Charge Reconciliation Proceedings and Related Matters

Natural Gas Charge Settlement and Pending Natural Gas Charge Cases

For PGL and NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.  The natural gas charge represents the cost of natural gas and transportation and storage services purchased by PGL and NSG, as well as gains, losses, and costs incurred under PGL's and NSG's hedging program (Gas Charge).  In these proceedings, interested parties review the accuracy of the reconciliation of revenues and costs and the prudence of natural gas costs recovered through the Gas Charge.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order PGL and NSG to refund the affected amount to customers through subsequent Gas Charge filings.

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under certain provisions of the settlement agreement, PEC agreed to: (1) provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which PGL and NSG may not seek rate recovery; (2) implement a reconnection program for certain customers and; (3) internal audits and an external audit of natural gas supply practices.

With respect to the conservation and weatherization funding, as of December 31, 2009, $10.2 million remained unpaid, of which $5.2 million was included in other current liabilities, and $5.0 million was included in other long-term liabilities.  Under the reconnection program, PGL and NSG took all steps they believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader.  Management believes that PGL and NSG have fully complied with the reconnection program obligations of the settlement agreement; however, PGL, NSG, the AG and Chicago are discussing how to resolve this disagreement.

Four of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit, and filed its report on April 10, 2008.  On March 31, 2009, PGL and NSG completed their responses to the auditor's recommendations.

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

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On November 19, 2009, the court entered an order certifying a class composed of customers of PGL and NSG during the period April 26, 2000, through September 30, 2002.  On December 17, 2009, PEC filed a Petition for Leave to Appeal to the Appellate Court challenging class certification and on February 19, 2010, this appeal was denied.

NOTE 17--GUARANTEES

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

Most of the guarantees issued by Integrys Energy Group consist of inter-company guarantees of subsidiaries' obligations or performance by the subsidiaries under certain contractual commitments.  As such, these guarantees are excluded from the recognition and measurement requirements of the Guarantees Topic of the FASB ASC.

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at December 31, 2009	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$981.4	$773.8	$74.5	$31.0	$102.1
Standby letters of credit (2)	130.8	119.4	11.3	0.1	-
Surety bonds (3)	3.1	3.1	-	-	-
Other guarantees (4)	7.6	1.4	-	-	6.2
Total guarantees	$1,122.9	$897.7	$85.8	$31.1	$108.3

(1)
Consists of parental guarantees of $803.9 million to support the business operations of Integrys Energy Services; $92.7 million and $74.8 million, respectively, related to natural gas supply at MERC and MGU; and $5.0 million at both PEC and IBS to support business operations.  These guarantees are not reflected on the Consolidated Balance Sheets.

(2)
Composed of $120.4 million issued to support Integrys Energy Services' operations; $4.8 million related to letters of credit at WPS; $4.3 million issued for workers compensation coverage in Illinois; and $1.3 million related to letters of credit at UPPCO, MGU, MERC, PGL, and NSG.  These amounts are not reflected on the Consolidated Balance Sheets.

(3)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included on the Consolidated Balance Sheets.

(4)
Consists of a $5.0 million environmental indemnification provided by Integrys Energy Services related to the sale of the Stoneman generation facility, under which Integrys Energy Services expects that the likelihood of required performance is remote; and $2.6 million related to other indemnifications and workers compensation coverage.

Integrys Energy Group has provided total parental guarantees of $958.4 million on behalf of Integrys Energy Services as shown in the table below.  Integrys Energy Group's exposure under these guarantees related to open transactions at December 31, 2009, was approximately $513 million.

(Millions)	December 31, 2009
Guarantees supporting commodity transactions	$803.9
Standby letters of credit	120.4
Guarantees of subsidiary debt	27.0	*
Surety bonds	1.5
Other	5.6
Total guarantees	$958.4

*
Consists of outstanding debt at an Integrys Energy Services' subsidiary, which is not included in the total Integrys Energy Group guarantee amounts above, because the debt is reflected on the Consolidated Balance Sheets.

NOTE 18--EMPLOYEE BENEFIT PLANS

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

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to active employees and their dependents.  Integrys Energy Group expenses the costs of these benefits as incurred.

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

As a result of the changes described above, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007.  The curtailment gain recognized as a result of the plan design changes was not significant and is included in the net periodic benefit cost table below.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.  The changes did not result in a curtailment.

Effective May 1, 2008, and July 1, 2008, the defined benefit pension plans were closed to new union hires at PGL and NSG, respectively.  Effective April 19, 2009, and December 18, 2009, the defined benefit pension plans were closed to new union hires at UPPCO and WPS, respectively.  In addition, changes in the WPS union contract resulted in a plan amendment in December 2009.  Effective January 15, 2010, the defined benefit pension plans were closed to new Local 12295 union hires at MGU.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets during 2009 and 2008.

	Pension Benefits			Other Benefits
(Millions)	2009		2008	2009	2008
Reconciliation of benefit obligation
Obligation at January 1	$1,230.5		$1,210.2	$432.7	$408.6
Service cost	38.9		38.4	14.3	15.7
Interest cost	80.9		76.2	26.5	26.4
Plan amendments	3.0		-	-	-
Plan curtailment	0.2	*	-	-	-
Actuarial (gain) loss, net	78.6		12.1	23.2	(12.5)
Participant contributions	-		-	-	1.8
Benefit payments	(94.7)		(106.4)	(23.2)	(22.1)
Federal subsidy on benefits paid	-		-	2.0	2.0
Other	-		-	-	12.8
Obligation at December 31	$1,337.4		$1,230.5	$475.5	$432.7

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$830.3	$1,219.5	$191.1	$248.3
Actual return on plan assets	174.5	(310.6)	33.1	(55.6)
Employer contributions	23.5	27.8	29.8	13.0
Participant contributions	-	-	-	1.7
Benefit payments	(94.7)	(106.4)	(23.2)	(22.1)
Other	-	-	-	5.8
Fair value of plan assets at December 31	$933.6	$830.3	$230.8	$191.1

*
In connection with the reduction in workforce discussed in Note 3, "Restructuring Expense," an insignificant curtailment loss was recognized.  The curtailment is included in the restructuring expense line item on the Consolidated Statement of Income, and is not included in the net periodic benefit expense table below.

Amounts recognized on Integrys Energy Group's Consolidated Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Current liabilities	$7.5	$5.3	$0.3	$-
Noncurrent liabilities	396.3	394.9	244.4	241.6
Total liabilities	$403.8	$400.2	$244.7	$241.6

The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion at both December 31, 2009, and December 31, 2008.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31
(Millions)	2009	2008
Projected benefit obligation	$1,337.4	$1,230.5
Accumulated benefit obligation	1,147.0	1,103.5
Fair value of plan assets	933.6	830.3

The following table shows the amounts that had not yet been recognized in Integrys Energy Group's net periodic benefit cost as of December 31.  Amounts related to the nonregulated entities are included in accumulated other comprehensive loss, while amounts related to the utilities are recorded as regulatory assets or liabilities.

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$36.2	$25.7	$-	$0.7
Prior service costs (credits)	0.9	1.2	(1.8)	(2.2)
Total	$37.1	$26.9	$(1.8)	$(1.5)
Net regulatory assets
Net actuarial loss	$368.6	$384.3	$66.2	$56.1
Prior service costs (credits)	21.1	22.9	(23.4)	(26.9)
Transition obligation	-	-	0.8	1.1
Merger related regulatory adjustment	71.5	91.5	38.7	42.0
Regulatory deferral *	4.5	-	(1.3)	-
Total	$465.7	$498.7	$81.0	$72.3

*
The PSCW authorized recovery for net increased 2009 WPS pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs will occur in 2010.

Integrys Energy Group recorded the PEC pension assets acquired and liabilities assumed at fair value at the February 2007 acquisition date.  However, through 2009, PGL and NSG continued to have rates set based on their historical basis of accounting, including amortizations of prior service costs (credits), actuarial losses, and transition obligations, which were recognized on the consolidated financial statements as regulatory assets at the purchase date.  The amount reflected in net periodic benefit cost in the table below is based on the amount used in the rate-setting process for PGL and NSG.  The difference in the basis of accounting is shown as a merger related regulatory adjustment in the table above.

The estimated net losses and prior service costs for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2010 are $11.5 million and $5.3 million, respectively.  The estimated net losses, prior service credits, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2010 are $2.8 million, $3.8 million, and $0.3 million, respectively.

The following table presents the components of the consolidated net periodic benefit costs for the plans:

	Pension Benefits			Other Benefits
(Millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$38.9	$38.4	$39.7	$14.3	$15.7	$15.4
Interest cost	80.9	76.2	70.4	26.5	26.4	24.5
Expected return on plan assets	(92.5)	(101.0)	(89.4)	(17.7)	(19.0)	(17.5)
Plan curtailment gain	-	-	-	-	-	(0.1)
Amortization of transition obligation	-	-	-	0.3	0.3	0.4
Amortization of prior service cost (credit)	5.0	5.1	5.1	(3.8)	(3.8)	(2.6)
Amortization of net actuarial (gain) loss	1.9	0.7	4.8	(1.5)	-	1.8
Amortization of merger related regulatory adjustment	20.0	9.6	14.2	3.3	2.1	0.8
Regulatory deferral *	(4.5)	-	-	1.3	-	-
Net periodic benefit cost	$49.7	$29.0	$44.8	$22.7	$21.7	$22.7

*
The PSCW authorized recovery for net increased 2009 WPS pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs will occur in 2010.

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.15%	6.45%	5.96%	6.48%
Rate of compensation increase	4.26%	4.26%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	8.0%	9.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	8.5%	9.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2009	2008	2007
Discount rate	6.45%	6.40%	5.88%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.26%	4.27%	5.50%

	Other Benefits
	2009	2008	2007
Discount rate	6.48%	6.40%	5.79%
Expected return on assets	8.50%	8.50%	8.50%
Assumed medical cost trend rate (under age 65)	9.0%	10.0%	8.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2013	2010
Assumed medical cost trend rate (over age 65)	9.5%	10.5%	8.0%-10.0%
Ultimate trend rate	5.5%	5.5%	5.0%-6.5%
Ultimate trend rate reached in	2013	2013	2010-2011
Assumed dental cost trend rate	5.0%	5.0%	5.0%

Integrys Energy Group establishes its expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.

Assumed health care cost trend rates have a significant effect on the amounts reported by Integrys Energy Group for the health care plans.  For the year ended December 31, 2009, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$5.8	$(4.8)
Effect on the health care component of the accumulated postretirement benefit obligation	58.1	(48.4)

Pension and Other Postretirement Benefit Plan Assets

Integrys Energy Group's investment policy includes various guidelines and procedures designed to ensure assets are invested in an appropriate manner to meet expected future benefits to be earned by participants.  The investment guidelines consider a broad range of economic conditions.  Central to the policy are target allocation ranges by major asset categories.  The policy is established and administered in a manner that is compliant at all times with applicable regulations.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters and to achieve asset returns that meet or exceed the plans' actuarial assumptions and that are competitive with like instruments employing similar investment strategies.  The portfolio diversification provides protection against significant concentrations of risk in the plan assets.  The target asset allocations for pension plans and other postretirement plans that have significant assets are: 70% equity securities and 30% fixed income securities. Equity securities primarily include investments in large-cap and small-cap companies.  Fixed income securities primarily include corporate bonds of companies from diversified industries, United States government securities, and mortgage-backed securities.

The Board of Directors has established the Employee Benefits Administrator Committee (composed of members of management) to manage the operations and administration of all benefit plans and trusts.  The committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

The investments recorded at fair value in the pension and other postretirement benefit plan assets at December 31, 2009, by asset category were as follows.  See Note 1(r), "Summary of Significant Accounting Policies – Fair Value," for information on the fair value hierarchy and the inputs used to measure fair value.

	Pension Plan Assets				Other Benefit Plan Assets
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and cash equivalents	$2.1	$32.9	$-	$35.0	$-	$20.1	$-	$20.1
Equity securities:
United States equity	261.7	171.3	-	433.0	48.0	39.6	-	87.6
International equity	31.0	144.3	-	175.3	-	26.9	-	26.9
Fixed income securities:
United States government	-	109.6	-	109.6	-	32.4	-	32.4
Foreign government	-	12.4	0.4	12.8	-	1.5	-	1.5
Corporate debt	-	124.9	2.9	127.8	0.9	31.6	-	32.5
Asset-backed securities	-	39.3	-	39.3	-	9.0	-	9.0
Real estate securities	-	-	24.9	24.9	-	-	-	-
Other	-	-	1.1	1.1	-	2.3	-	2.3
	294.8	634.7	29.3	958.8	48.9	163.4	-	212.3
401(h) other benefit plan assets invested as pension assets *	(0.8)	(17.6)	(0.1)	(18.5)	0.8	17.6	0.1	18.5
Total	$294.0	$617.1	$29.2	$940.3	$49.7	$181.0	$0.1	$230.8

*	Pension trust assets are used to pay other postretirement benefits as allowed under Internal Revenue Code Section 401(h).

The following table sets forth a reconciliation of changes in the fair value of pension plan assets categorized as Level 3 measurements:

(Millions)	Foreign Government Debt	Corporate Debt	Asset-Backed Securities	Real Estate Securities	Other	Total
Beginning balance at December 31, 2008	$0.7	$1.8	$0.1	$35.8	$1.5	$39.9
Actual return on plan assets:
Relating to assets still held at the reporting date	0.8	1.1	-	(12.2)	1.2	(9.1)
Relating to assets sold during the period	-	(0.4)	-	-	(0.5)	(0.9)
Purchases, sales, and settlements	0.1	0.7	-	1.3	(1.1)	1.0
Transfers in and/or out of Level 3	(1.2)	(0.3)	(0.1)	-	-	(1.6)
Ending balance at December 31, 2009	$0.4	$2.9	$-	$24.9	$1.1	$29.3

Cash Flows Related to Pension and Other Postretirement Benefit Plans

Integrys Energy Group's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  Integrys Energy Group expects to contribute $67.6 million to pension plans and $35.7 million to other postretirement benefit plans in 2010.

The following table shows the payments, reflecting expected future service, that Integrys Energy Group expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, that will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2010	$87.6	$27.8	$(2.2)
2011	91.9	29.9	(2.4)
2012	97.6	31.3	(2.6)
2013	105.3	32.8	(2.7)
2014	105.8	34.2	(2.9)
2015-2019	640.7	206.5	(17.0)

Defined Contribution Benefit Plans

Integrys Energy Group maintains 401(k) Savings Plans for substantially all full-time employees and matches a percentage of employee contributions through an ESOP or cash contribution up to certain limits.  Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  The ESOP held 3.4 million shares of Integrys Energy Group's common stock (market value of $140.8 million) at December 31, 2009.  Certain employees participate in a discretionary profit-sharing contribution and/or cash match.  Certain employees who are not eligible to participate in the defined benefit pension plan participate in a defined contribution pension plan, in which Integrys Energy Group contributes certain amounts to an employee's account based on the employee's wages, age, and years of service.  Total costs incurred under all of these plans were $16.8 million in 2009, $17.4 million in 2008, and $14.4 million in 2007.

Integrys Energy Group maintains deferred compensation plans that enable certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis.  Non-employee directors can defer up to 100% of their director fees.  Compensation is generally deferred in the form of cash, indexed to certain investment options or Integrys Energy Group common stock with deemed dividends paid on the common stock automatically reinvested.

The deferred compensation arrangements for which distributions are made solely in Integrys Energy Group's common stock are classified as an equity instrument.  Changes in the fair value of the deferred compensation obligation are not recognized.  The deferred compensation obligation associated with Integrys Energy Group common stock was $24.2 million at December 31, 2009, and $23.7 million at December 31, 2008.

The portion of the deferred compensation obligation associated with deferrals that allow for distribution in cash is classified as a liability on the Consolidated Balance Sheets and adjusted, with a charge or credit to expense, to reflect changes in the fair value of the deferred compensation obligation.  The obligation classified within other long-term liabilities was $32.1 million at December 31, 2009, and $28.2 million at December 31, 2008.  The costs incurred under this arrangement were $4.0 million in 2009, $1.9 million in 2008, and $2.3 million in 2007.

The deferred compensation programs are partially funded through shares of Integrys Energy Group's common stock that is held in a rabbi trust.  The common stock held in the rabbi trust is classified as a reduction of equity in a manner similar to accounting for treasury stock.  The total cost of Integrys Energy Group's common stock held in the rabbi trust was $17.2 million at December 31, 2009, and $16.3 million at December 31, 2008.

NOTE 19--PREFERRED STOCK OF SUBSIDIARY

Integrys Energy Group's subsidiary, WPS, has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value.  Outstanding shares were as follows at December 31:

(Millions, except share amounts)
	2009		2008
Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
5.00%	130,692	$13.1	130,695	$13.1
5.04%	29,898	3.0	29,898	3.0
5.08%	49,905	5.0	49,923	5.0
6.76%	150,000	15.0	150,000	15.0
6.88%	150,000	15.0	150,000	15.0
Total	510,495	$51.1	510,516	$51.1

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

The preferred stock has no pre-emptive, subscription, or conversion rights, and has no sinking fund provisions.

NOTE 20--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding at December 31, 2009, and 2008, was as follows:

	2009			2008
	Shares	Average Cost		Shares	Average Cost
Common stock issued	76,418,843			76,430,037
Less:
Treasury shares	-	$-		7,000	$25.19
Deferred compensation rabbi trust	402,839	$42.58	(1)	367,238	$44.36	(1)
Restricted stock	35,861	$55.33	(2)	63,031	$54.81	(2)
Total shares outstanding	75,980,143			75,992,768

(1)	Based on Integrys Energy Group's stock price on the day the shares entered the deferred compensation rabbi trust	. Shares paid out of the trust are valued at the average cost of shares in the trust.

(2)	Based on the grant date fair value of the restricted stock.

During 2009 and 2008, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  Prior to 2008, Integrys Energy Group issued new shares of common stock under these plans.  These stock issuances increased equity $45.6 million in 2007.

Pursuant to the PEC merger, shareholders of PEC received 0.825 shares of Integrys Energy Group (then known as WPS Resources) common stock, $1 par value, for each share of PEC common stock, no par value, that they held immediately prior to the merger.  This resulted in an increase in common stock outstanding of 31,938,491 shares and increased equity $1.6 billion as of December 31, 2007.

Integrys Energy Group's common stock shares
Balance at December 31, 2006	43,387,460
Shares issued
Merger with PEC	31,938,491
Stock Investment Plan	529,935
Stock-based compensation	444,041
Restricted stock, net	93,339
Rabbi trust shares	40,829
Balance at December 31, 2007	76,434,095
Restricted stock shares cancelled	(4,058)
Balance at December 31, 2008	76,430,037
Restricted stock shares cancelled	(11,194)
Balance at December 31, 2009	76,418,843

Earnings Per Share

In the first quarter of 2009, Integrys Energy Group adopted FASB Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (now incorporated as part of FASB ASC 260-10).  This FSP had no effect on previously reported basic earnings (loss) per share.

Basic earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The effects of an insignificant number of in-the-money securities were not included in the computation for 2009, because there was a net loss during the period, which would cause the impact to be anti-dilutive.  The 2009 calculation of diluted earnings per share also excluded 2.7 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for 2008 excluded 2.2 million out-of-the-money stock options that had an anti-dilutive effect.  The calculation of diluted earnings per share for 2007 excluded an insignificant number of stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings (loss) per share:

(Millions, except per share amounts)	2009	2008	2007

Numerator:
Net income (loss) from continuing operations	$(71.6)	$124.7	$181.0
Discontinued operations, net of tax	2.8	4.7	73.3
Preferred stock dividends of subsidiary	(3.1)	(3.1)	(3.1)
Noncontrolling interest in subsidiaries	1.0	0.1	0.1
Net income (loss) attributed to common shareholders	$(70.9)	$126.4	$251.3

Denominator:
Average shares of common stock – basic	76.8	76.7	71.6
Effect of dilutive securities
Stock-based compensation	-	0.3	0.2
Average shares of common stock – diluted	76.8	77.0	71.8

Earnings (loss) per common share
Basic	$(0.92)	$1.65	$3.51
Diluted	(0.92)	1.64	3.50

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax at December 31, 2009, and 2008, were:

(Millions)	2009	2008
Cash flow hedges (1)	$(24.9)	$(56.4)
Unrecognized pension and other postretirement benefit costs (2)	(21.5)	(14.8)
Foreign currency translation	2.4	(1.7)
Available-for-sale securities (3)	-	0.1
Total accumulated other comprehensive loss	$(44.0)	$(72.8)

(1)	Includes tax benefits of $18.6 million and $33.8 million at December 31, 2009, and 2008, respectively.
(2)	Includes tax benefits of $13.8 million and $10.6 million at December 31, 2009, and 2008, respectively.
(3)	Includes tax of $3.4 million at December 31, 2008.

NOTE 21--STOCK-BASED COMPENSATION

In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan (2007 Omnibus Plan).  Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans continue to exist for purposes of the existing outstanding stock-based compensation.  At December 31, 2009, stock options, performance stock rights, restricted shares and restricted share units, and stock appreciation rights were outstanding under the various plans.

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

	2009	2008	2007
Weighted-average fair value per option	$3.83	$4.52	$7.80
Expected term	8-9 years	7 years	7 years
Risk-free interest rate	2.50%-2.78%	3.40%	4.65%
Expected dividend yield	5.50%	5.00%	4.50%
Expected volatility	19%	17%	17%

Compensation cost recognized for stock options during the years ended December 31, 2009, 2008, and 2007, was $2.0 million, $2.6 million, and $1.8 million, respectively.  Compensation cost capitalized during these same years was not significant.  As of December 31, 2009, $1.5 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 2.4 years.

Cash received from option exercises during the year ended December 31, 2009, was not significant, and was $3.3 million and $14.0 million during the years ended December 31, 2008, and 2007, respectively.  The tax benefit realized from these option exercises was not significant in 2009 and 2008, and was $2.3 million in 2007.

A summary of stock option activity for the year ended December 31, 2009, and information related to outstanding and exercisable stock options at December 31, 2009, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	2,700,139	$47.90
Granted	511,484	42.12
Exercised	33,659	32.64		$0.3
Forfeited	44,101	52.14		-
Expired	577	43.10
Outstanding at December 31, 2009	3,133,286	$47.06	6.10	$2.3
Exercisable at December 31, 2009	2,006,897	$47.29	4.80	$2.3
The intrinsic value of options exercised was not significant during the year ended December 31, 2008, and was $4.4 million during the year ended December 31, 2007.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at December 31, 2009.  This is calculated as the difference between Integrys Energy Group's closing stock price on December 31, 2009, and the option exercise price, multiplied by the number of in-the-money stock options.

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

	2009	2008	2007
Expected term	3 years	3 years	3 years
Risk-free interest rate	1.38%	2.18%	4.71%
Expected dividend yield	5.50%	5.50%	4.50%
Expected volatility	26%	17%	15%

Compensation cost recorded for performance stock rights for the years ended December 31, 2009, 2008, and 2007 was $4.6 million, $5.2 million, and $3.5 million, respectively.  Compensation cost capitalized during these same years was not significant.  As of December 31, 2009, $1.8 million of compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 1.6 years.

A summary of the activity related to performance stock rights for the year ended December 31, 2009, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	263,109	$50.13
Granted	121,220	37.11
Expired	79,574	48.37
Forfeited	3,665	52.15
Outstanding at December 31, 2009	301,090	$45.33

No performance shares were distributed in 2009 because the performance percentage was below the threshold payout level for those rights that were vested and eligible to be distributed during the year ended December 31, 2009.

Restricted Shares and Restricted Share Units

A portion of the long-term incentive is awarded in the form of restricted shares and restricted share units.  Most of these awards have a four-year vesting period, with 25% of each award vesting on each anniversary of the grant date.  During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other common shareholders, whereas restricted share unit recipients receive dividend credits and do not have voting rights.  Restricted shares and restricted share units have a value equal to the fair market value of Integrys Energy Group's common shares on the grant date.  Compensation cost recognized for these awards was $4.9 million, $4.2 million, and

$1.4 million during the years ended December 31, 2009, 2008, and 2007, respectively.  Compensation cost capitalized during these same years was not significant.  As of December 31, 2009, $7.4 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.5 years.

A summary of the activity related to restricted share and restricted share unit awards for the year ended December 31, 2009, is presented below:

	Restricted Shares and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	228,615	$50.19
Granted	206,357	42.12
Distributed	69,587	50.76
Forfeited	18,527	45.04
Outstanding at December 31, 2009	346,858	$45.55

Stock Appreciation Rights

On February 21, 2007, all of PEC's then outstanding stock appreciation rights were converted into 14,021 Integrys Energy Group stock appreciation rights.  The fair value of the stock appreciation rights is estimated with a Black-Scholes model and was not significant at December 31, 2009.  No stock appreciation rights were issued during the year ended December 31, 2009.

NOTE 22--FAIR VALUE

Fair Value Measurements

In the fourth quarter of 2009, the WPS Crane Creek wind generation project became operational, and a $6.3 million asset retirement obligation was recorded.  The initial determination of the amount of the asset retirement obligation was a fair value measurement calculated in accordance with the guidance of the Asset Retirement and Environmental Obligations Topic of the FASB ASC and was categorized within Level 3 of the fair value hierarchy.  This classification resulted from the use of significant unobservable inputs, including the estimated costs of removing the wind turbines.

The following table shows Integrys Energy Group's financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$284.9	$439.6	$1,593.0	$2,317.5
Other	0.1	-	-	0.1
Liabilities
Risk management liabilities	336.4	582.2	1,471.6	2,390.2
Long-term debt hedged by fair value hedge	-	52.6	-	52.6

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$703.0	$1,524.0	$755.4	$2,982.4
Inventory hedged by fair value hedges	-	27.4	-	27.4
Other	0.5	-	-	0.5
Liabilities
Risk management liabilities	820.5	1,559.1	572.8	2,952.4
Liabilities held for sale	-	-	0.6	0.6
Long-term debt hedged by fair value hedge	-	53.2	-	53.2

The determination of the fair values above incorporates various factors required under the Fair Value Measurements and Disclosures Topic of the FASB ASC.  These factors include not only the credit standing of the counterparties involved, but also the impact of Integrys Energy Group's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  For more information on Integrys Energy Group's derivative instruments, see Note 2, "Risk Management Activities."

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

●	The valuations of certain transactions were based on internal models, although external inputs were utilized in the valuations.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Year Ended December 31
(Millions)	2009	2008
Balance at the beginning of period	$182.0 *	$44.6
Net realized and unrealized gain (loss) included in earnings	32.0	(44.7)
Net unrealized gain (loss) recorded as regulatory assets or liabilities	2.2	(8.7)
Net unrealized gain (loss) included in other comprehensive loss	16.3	(35.0)
Net purchases and settlements	(36.0)	2.5
Net transfers in/out of Level 3	(75.1)	223.3
Balance at the end of the period	$121.4	$182.0 *

Net unrealized gain (loss) included in earnings related toinstruments still held at the end of the period	$35.4	$(55.3)

*
This amount includes $0.6 million of risk management liabilities classified as held for sale, related to the sale of generation assets and the associated sales and service contracts in Northern Maine, which closed in the first quarter of 2010.

Derivatives are transferred in or out of Level 3 primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

Unrealized gains and losses included in earnings related to Integrys Energy Services' risk management assets and liabilities are recorded through nonregulated revenue on the Consolidated Statements of Income.  Realized gains and losses on these same instruments are recorded in nonregulated revenue or nonregulated cost of fuel, natural gas, and purchased power, depending on the nature of the instrument.  Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power on the Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on the Consolidated Balance Sheets of Integrys Energy Group that are not recorded at fair value.

	2009		2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Long-term debt	$2,511.2	$2,543.6	$2,443.2	*	$2,276.0
Preferred stock	51.1	44.3	51.1		46.0

*	This amount includes $6.6 million of long-term debt classified as held for sale, related to the sale of generation assets in Northern Maine, which closed in the first quarter of 2010.

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

NOTE 23--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows at December 31:

(Millions)	2009	2008	2007
Equity earnings on investments	$76.1	$67.8	$34.6
Equity AFUDC	6.0	5.5	0.9
Interest and dividend income	5.6	5.0	12.7
Key executive life insurance income	2.3	2.7	2.2
Gain on sale of property	1.8	4.8	1.9
Weston 4 ATC interconnection agreement interest	-	2.5	3.9
(Loss) gain on investments	(0.1)	(0.3)	3.9
(Loss) gain on foreign currency exchange	(0.1)	0.9	2.4
Other	(2.6)	(1.6)	1.6
Total miscellaneous income	$89.0	$87.3	$64.1

NOTE 24--REGULATORY ENVIRONMENT

Wisconsin

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing no electric rate increase (net of 2009 and 2008 fuel refunds) and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  The PSCW ordered that $18.2 million of the 2008 and 2009 electric fuel cost over-collections be used to offset the overall electric rate increase needed for 2010, and was recorded as a short-term regulatory liability as of December 31, 2009.  The remaining $10.0 million of the 2009 fuel cost over-collections accrued in 2009 as a short-term regulatory liability, plus interest, will be refunded to customers during the first half of 2010.  Fuel cost over/under recovery impacts related to the Weston 4 power plant exfoliation issue remain open for 2008 and 2009 and have been delayed to a future rate proceeding.

2009 Rates

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  As of December 31, 2009, WPS recorded a liability of $27.1 million related to this refund.

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

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin electric retail customers.  WPS had accrued this amount as a liability at December 31, 2008.  This refund resulted in a credit to customers' bills in March and April 2009.  An additional $1.1 million of the 2008 fuel cost over-recovery, including interest, was accrued in 2008 and 2009 and will be refunded as part of the 2010 rate case.

2007 Rates

On January 11, 2007, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The new rates reflected a 10.9% return on common equity.  The PSCW approved a common equity ratio of 57.4% in WPS's regulatory capital structure.  The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

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

Kewaunee

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPS's 2006 rate case, the PSCW determined that it was reasonable for WPS to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At December 31, 2009, $9.6 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

Michigan

2010 UPPCO Rates

On December 16, 2009, the MPSC issued a final written order authorizing UPPCO a retail electric rate increase of $6.5 million, effective January 1, 2010.  The new rates reflect a 10.90% return on common equity and a common equity ratio of 54.83% in its regulatory capital structure.  The order includes approval of a decoupling mechanism, as well as an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, both effective January 1, 2010.

2010 MGU Rates

On November 23, 2009, the MPSC issued a partial settlement authorizing MGU a retail natural gas rate increase of $3.5 million, effective January 1, 2010.  The filing includes a 10.75% return on common equity and a common equity ratio of 50.26% in its regulatory capital structure.  The order includes approval of an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, effective January 1, 2010.  The decoupling mechanism proposed in the rate case is being contested and was not part of the settlement.  An MPSC decision on decoupling is expected in the second quarter of 2010.

2009 MGU Rates

On January 13, 2009, the MPSC issued a final written order for MGU approving a settlement agreement authorizing an annual retail natural gas rate increase of $6.0 million, effective January 14, 2009.  The new rates reflected a 10.45% return on common equity and a common equity ratio of 50.01% in its regulatory capital structure.  The rate increase was required primarily due to general inflation, low margin revenue growth, increased costs of customer service functions, and increased environmental cleanup costs to remediate former manufactured gas plant sites.

2008 WPS Rates

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflected a 10.6% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.

Illinois

2010 Rates

On January 21, 2010, the ICC issued a final written order authorizing a retail natural gas rate increase of $69.8 million for PGL and $13.9 million for NSG, effective January 28, 2010.  The rates for PGL reflect a 10.23% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The ICC approved a rider mechanism to recover the costs, above an annual baseline, of an accelerated natural gas main replacement program by PGL through a special charge on customers' bills, known as Rider ICR; in February 2010, PGL filed Rider ICR with a $51.85 million annual baseline.  Recovery of costs for the accelerated gas main replacement program will begin in 2011 with the first Rider ICR charges being effective April 1, 2011.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  PGL and NSG, as well as Chicago, the AG, and the Citizens Utility Board, filed requests for rehearing in February 2010, all addressing Rider ICR.

Recent Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  SB 1918 contains a provision that allows PGL and NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  PGL and NSG filed their respective riders with the ICC in September 2009, and began recording the effects of this provision at that time.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers that PGL and NSG are offering as a transition program in 2010 and 2011, with a permanent such program to begin no later than September 1, 2011, and an on-bill financing option that PGL and NSG filed in February 2010 and requested a June 2011 effective date.  The on-bill financing program will allow certain residential customers of PGL and NSG to borrow funds from a third party lender to purchase natural gas energy efficiency measures and pay back the borrowed funds over time through a charge on their utility bill.  No later than October 1, 2010, PGL and NSG must file an EEP to meet specified energy efficiency standards, with the first program year beginning June 2011.

2008 Rates

On February 5, 2008, the ICC issued a final written order authorizing a retail natural gas rate increase of $71.2 million for PGL and a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for PGL reflected a 10.19% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation was introduced again in the first quarter of 2009.  Integrys Energy Group actively supports the ICC's decision to approve this rate setting mechanism. The order also approved an EEP, which allows PGL and NSG to recover up to $6.4 million and $1.1 million per year, respectively, of energy efficiency costs.  This EEP is separate from the SB 1918 required EEP.

On March 26, 2008, the ICC denied PGL's and NSG's request for rehearing of their rate orders, and all but one such request from interveners.  The only rehearing request granted by the ICC related to a change in the way PGL allocates interstate hub services revenues among customer groups.  On June 6, 2008, several parties filed a stipulation to resolve the way PGL allocates interstate hub services revenues among customer groups.  The ICC approved the stipulation, effective November 1, 2008, as well as a rehearing order.  Following the stipulation approval, PGL and NSG and four other parties filed appeals with the Illinois appellate court.  Issues on appeal include the decoupling mechanism.

Minnesota

2010 Rates

On December 4, 2009, the MPUC approved a final written order authorizing MERC a retail natural gas rate increase of $15.4 million, effective January 1, 2010.  The new rates reflect a 10.21% return on common equity and a common equity ratio of 48.77% in its regulatory capital structure.  Since the final approved rate increase was lower than the interim rate increase that went into effect in October 2008, refunds will be made to customers in March 2010.

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

In August 2006, the administrative law judge hearing the case issued an Initial Decision that was in agreement with all of Integrys Energy Services' positions.  If the Final Order is consistent with the Initial Decision of the administrative law judge, Integrys Energy Services' pre-tax exposure of $19.2 million may be reduced by as much as $13 million.  The Final FERC Order is subject to rehearing and then court challenges.  Any refunds to Integrys Energy Services will include interest for the period from payment to refund.  A FERC Order addressing these issues is expected to be received by June 2010.

NOTE 25--SEGMENTS OF BUSINESS

The Segment Reporting Topic of the FASB ASC requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

Integrys Energy Group manages its reportable segments separately due to their different operating and regulatory environments.  At December 31, 2009, Integrys Energy Group reported five segments, which are described below.

●	The electric utility segment includes the regulated electric utility operations of WPS and UPPCO.
●	The natural gas utility segment includes the regulated natural gas utility operations of WPS, MGU, MERC, PGL, and NSG.
●	Integrys Energy Services is a diversified nonregulated natural gas and electric power supply and services company serving retail customers (residential, commercial, and industrial).
●
The electric transmission investment segment includes Integrys Energy Group's approximate 34% ownership interest in ATC.  ATC is a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois.

●
The holding company and other segment includes the operations of the Integrys Energy Group holding company and the PEC holding company, along with any nonutility activities at WPS, MGU, MERC, UPPCO, PGL, NSG, and IBS.  Equity earnings from Integrys Energy Group's investment in WRPC are also included in the holding company and other segment.

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

The tables below present information for the respective years pertaining to Integrys Energy Group's reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
2009 (Millions)	Electric Utility	Natural Gas Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,258.9	$2,236.9	$-	$3,495.8	$3,992.5	$11.5	$-	$7,499.8
Intersegment revenues	42.7	0.6	-	43.3	1.5	-	(44.8)	-
Goodwill impairment loss	-	291.1	-	291.1	-	-	-	291.1
Restructuring expense	8.6	6.9	-	15.5	27.2	0.8	-	43.5
Loss on Integrys Energy Services dispositions related to strategy change	-	-	-	-	28.9	-	-	28.9
Depreciation and amortization expense	90.3	106.1	-	196.4	19.3	15.2	-	230.9
Miscellaneous income (expense)	4.8	3.1	75.3	83.2	6.0	46.5	(46.7)	89.0
Interest expense (income)	41.6	52.2	-	93.8	13.1	104.6	(46.7)	164.8
Provision (benefit) for income taxes	51.4	7.8	29.8	89.0	18.5	(24.3)	-	83.2
Net income (loss) from continuing operations	91.4	(171.5)	45.5	(34.6)	(1.3)	(35.7)	-	(71.6)
Discontinued operations	-	-	-	-	2.8	-	-	2.8
Preferred stock dividends of subsidiary	(2.5)	(0.6)	-	(3.1)	-	-	-	(3.1)
Net income (loss) attributed to common shareholders	88.9	(172.1)	45.5	(37.7)	2.5	(35.7)	-	(70.9)
Total assets	2,834.7	4,675.7	395.9	7,906.3	3,550.8	1,462.7	(1,071.9)	11,847.9
Cash expenditures for long-lived assets	250.4	136.9	-	387.3	22.4	34.5	-	444.2

	Regulated Operations				Nonutility and Nonregulated Operations
2008 (Millions)	Electric Utility	Natural Gas Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,284.6	$3,025.3	$-	$4,309.9	$9,726.5	$11.4	$-	$14,047.8
Intersegment revenues	44.3	0.6	-	44.9	8.7	0.6	(54.2)	-
Goodwill impairment loss	-	6.5	-	6.5	-	-	-	6.5
Depreciation and amortization expense	84.3	108.3	-	192.6	14.5	14.3	-	221.4
Miscellaneous income (expense)	6.0	7.0	66.1	79.1	8.7	45.4	(45.9)	87.3
Interest expense (income)	36.7	56.6	-	93.3	12.1	98.6	(45.9)	158.1
Provision (benefit) for income taxes	48.1	57.1	26.4	131.6	(56.2)	(24.2)	-	51.2
Net income (loss) from continuing operations	94.7	85.5	39.7	219.9	(65.5)	(29.7)	-	124.7
Discontinued operations	-	-	-	-	3.9	0.8	-	4.7
Preferred stock dividends of subsidiary	(2.1)	(1.0)	-	(3.1)	-	-	-	(3.1)
Net income (loss) attributed to common shareholders	92.6	84.5	39.7	216.8	(61.5)	(28.9)	-	126.4
Total assets	2,752.4	5,173.8	346.9	8,273.1	5,050.2	2,144.3	(1,195.1)	14,272.5
Cash expenditures for long-lived assets	207.4	237.3	-	444.7	68.1	20.0	-	532.8

	Regulated Utilities				Nonutility and Nonregulated Operations
2007 (Millions)	Electric Utility	Natural Gas Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Oil and Natural Gas Production	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,202.9	$2,102.5	$-	$3,305.4	$6,975.7	$-	$11.3	$-	$10,292.4
Intersegment revenues	43.2	1.2	-	44.4	4.0	-	1.2	(49.6)	-
Depreciation and amortization expense	80.1	97.7	-	177.8	14.4	-	2.9	-	195.1
Miscellaneous income (expense)	8.3	5.5	50.5	64.3	(0.3)	0.1	30.9	(30.9)	64.1
Interest expense (income)	32.4	53.4	-	85.8	13.5	2.4	93.7	(30.9)	164.5
Provision (benefit) for income taxes	51.5	14.5	20.2	86.2	26.3	(1.0)	(25.5)	-	86.0
Net income (loss) from continuing operations	89.6	29.6	30.3	149.5	83.1	(2.5)	(49.1)	-	181.0
Discontinued operations	-	-	-	-	14.8	58.5	-	-	73.3
Preferred stock dividends of subsidiary	(2.2)	(0.9)	-	(3.1)	-	-	-	-	(3.1)
Net income (loss) attributed to common shareholders	87.4	28.7	30.3	146.4	98.0	56.0	(49.1)	-	251.3
Total assets	2,470.8	4,777.8	296.6	7,545.2	3,150.6	-	1,614.8	(1,076.2)	11,234.4
Cash expenditures for long-lived assets	202.6	158.8	-	361.4	20.5	-	10.7	-	392.6

Geographic Information (Millions)	2009		2008		2007
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$6,628.5	$7,540.3	$11,639.3	$7,576.8	$8,343.8	$7,028.2
Canada *	871.3	-	2,408.5	20.0	1,948.6	20.6
Total	$7,499.8	$7,540.3	$14,047.8	$7,596.8	$10,292.4	$7,048.8
* Revenues and assets of Canadian subsidiaries.  Includes the impact in 2009 of the sale of Canadian operations at Integrys
Energy Services.

NOTE 26--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions, except share amounts)	Three Months Ended
	2009
	March	June	September	December	Total
Total revenues	$3,200.8	$1,427.6	$1,297.8	$1,573.6	$7,499.8
Operating income (loss)	(145.1)	72.9	93.3	66.3	87.4
Net income (loss) from continuing operations	(179.5)	35.0	49.1	23.8	(71.6)
Discontinued operations, net of tax	-	0.3	2.3	0.2	2.8
Preferred stock dividends of subsidiary	(0.8)	(0.8)	(0.7)	(0.8)	(3.1)
Net income (loss) attributed to common shareholders	(180.2)	34.7	51.1	23.5	(70.9)

Average shares of common stock (basic)	76.7	76.8	76.8	76.8	76.8
Average shares of common stock (diluted)	76.7	76.8	76.9	77.0	76.8

Earnings (loss) per common share (basic) *
Net income (loss) from continuing operations	$(2.35)	$0.45	$0.64	$0.31	$(0.96)
Discontinued operations	-	-	0.03	-	0.04
Earnings (loss) per common share (basic)	(2.35)	0.45	0.67	0.31	(0.92)
Earnings (loss) per common share (diluted) *
Net income (loss) from continuing operations	(2.35)	0.45	0.63	0.31	(0.96)
Discontinued operations	-	-	0.03	-	0.04
Earnings (loss) per common share (diluted)	(2.35)	0.45	0.66	0.31	(0.92)
* Earnings (loss) per share for the individual quarters do not total the year ended earnings (loss) per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

(Millions, except share amounts)	Three Months Ended
	2008
	March	June	September	December	Total
Total revenues	$3,989.2	$3,417.2	$3,223.1	$3,418.3	$14,047.8
Operating income (loss)	234.7	53.1	(76.2)	35.1	246.7
Net income (loss) from continuing operations	136.6	24.8	(58.4)	21.7	124.7
Discontinued operations, net of tax	-	0.1	-	4.6	4.7
Preferred stock dividends of subsidiary	(0.8)	(0.8)	(0.7)	(0.8)	(3.1)
Net income (loss) attributed to common shareholders	135.8	24.1	(59.1)	25.6	126.4

Average shares of common stock (basic)	76.6	76.6	76.7	76.7	76.7
Average shares of common stock (diluted)	76.9	76.9	76.7	77.0	77.0

Earnings (loss) per common share (basic) *
Net income (loss) from continuing operations	$1.77	$0.31	$(0.77)	$0.27	$1.59
Discontinued operations	-	-	-	0.06	0.06
Earnings (loss) per common share (basic)	1.77	0.31	(0.77)	0.33	1.65
Earnings (loss) per common share (diluted) *
Net income (loss) from continuing operations	1.77	0.31	(0.77)	0.27	1.58
Discontinued operations	-	-	-	0.06	0.06
Earnings (loss) per common share (diluted)	1.77	0.31	(0.77)	0.33	1.64
* Earnings (loss) per share for the individual quarters do not total the year ended earnings (loss) per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

Because of various factors, the quarterly results of operations are not necessarily comparable.

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Integrys Energy Group, Inc:

We have audited the accompanying consolidated balance sheets of Integrys Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Integrys Energy Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(r) to the consolidated financial statements, at January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, WI
February 25, 2010

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

Changes in Internal Controls

There were no changes in Integrys Energy Group's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information required by this Item regarding the directors of Integrys Energy Group, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2010 (Proxy Statement), under the captions "Election of Directors," "Ownership of Voting Securities – Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees," respectively.  Such information is incorporated by reference as if fully set forth herein.

Information regarding the executive officers of Integrys Energy Group can be found in this Annual Report on Form 10-K in Item 4A.

Integrys Energy Group has adopted a Code of Conduct, which serves as our Code of Business Conduct and Ethics.  The Code of Conduct applies to all of our directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and any other persons performing similar functions.  Integrys Energy Group has also adopted Corporate Governance Guidelines.

Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines and charters of the board committees may be accessed on the Integrys Energy Group Web site, www.integrysgroup.com under "Investor" then select "Corporate Governance."  Amendments to, or waivers from, our Code of Conduct will be disclosed on our Web site within the prescribed time period.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this Item regarding compensation paid by Integrys Energy Group to its directors and its "named executive officers" in 2009 can be found in Integrys Energy Group's Proxy Statement under the captions "Director Compensation" and "Executive Compensation."  Such information is incorporated by reference as if fully set forth herein.

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

For a summary of the fees billed to Integrys Energy Group (including its subsidiaries) by Deloitte & Touche LLP for professional services performed for 2009 and 2008 and the Audit Committee’s preapproval policies and procedures, please see Integrys Energy Group's Proxy Statement under the caption "Board Committees – Audit Committee."  Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2009, 2008, and 2007		79

	Consolidated Balance Sheets as of December 31, 2009 and 2008		80

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2009, 2008, and 2007		81

	Consolidated Statements of Cash Flows for the three years ended December 31, 2009, 2008, and 2007		82

	Notes to Consolidated Financial Statements		83

	Report of Independent Registered Public Accounting Firm		148

(2)
Financial Statement Schedules.
The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	154

	B.	Balance Sheets	155

	C.	Statements of Cash Flows	156

	D.	Notes to Parent Company Financial Statements	157

	Schedule II Integrys Energy Group, Inc. Valuation and Qualifying Accounts		160

(3)	Listing of all exhibits, including those incorporated by reference. See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2010.

INTEGRYS ENERGY GROUP, INC.

(Registrant)

By:	/s/ Charles A. Schrock
Charles A. Schrock President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Keith E. Bailey *	Director
Richard A. Bemis *	Director
William J. Brodsky *	Director
Albert J. Budney, Jr. *	Director
Pastora San Juan Cafferty *	Director
Ellen Carnahan *	Director
Robert C. Gallagher *	Director
Kathryn M. Hasselblad-Pascale *	Director
John W. Higgins *	Director
James L. Kemerling *	Director
Michael E. Lavin *	Director
William F. Protz, Jr. *	Director
Charles A. Schrock *	Director
Larry L. Weyers *	Director and Executive Chairman

/s/ Charles A. Schrock	President and Chief Executive Officer (principal executive officer)	February 25, 2010
Charles A. Schrock

/s/ Joseph P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2010
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 25, 2010
Diane L. Ford

* By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 25, 2010

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions, except per share data)	2009	2008	2007

Equity earnings (loss) in excess of dividends from subsidiaries	$(158.5)	$44.2	$116.4
Dividends from subsidiaries	147.0	134.9	120.0
Income (loss) from subsidiaries	(11.5)	179.1	236.4
Investment income and other	25.5	19.4	17.7
Total income	14.0	198.5	254.1

Operating expenses	6.3	3.4	18.5
Operating income	7.7	195.1	235.6

Interest expense	79.4	75.0	65.5

Income (loss) before taxes	(71.7)	120.1	170.1
Provision (benefit) for income taxes	2.0	(1.6)	(7.9)
Income (loss) from continuing operations	(73.7)	121.7	178.0

Discontinued operations, net of tax	2.8	4.7	73.3
Net income (loss)	$(70.9)	$126.4	$251.3

Retained earnings, beginning of year	$624.6	$701.9	$628.2
Common stock dividends	(206.9)	(203.9)	(177.0)
Other	(1.2)	0.2	(0.6)
Retained earnings, end of year	$345.6	$624.6	$701.9

Average shares of common stock
Basic	76.8	76.7	71.6
Diluted	76.8	77.0	71.8

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$(0.96)	$1.59	$2.49
Discontinued operations, net of tax	0.04	0.06	1.02
Earnings (loss) per common share (basic)	$(0.92)	$1.65	$3.51

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$(0.96)	$1.58	$2.48
Discontinued operations, net of tax	0.04	0.06	1.02
Earnings (loss) per common share (basic)	$(0.92)	$1.64	$3.50

Dividends per common share declared	$2.72	$2.68	$2.56

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2009	2008
Assets

Cash and cash equivalents	$19.0	$190.9
Accounts receivable from related parties	38.7	33.9
Interest receivable from related parties	4.6	5.2
Deferred income taxes	-	0.2
Notes receivable from related parties	53.0	150.9
Assets from risk management activities	-	14.7
Other current assets	29.5	27.3
Current assets	144.8	423.1

Total investments in subsidiaries, at equity	3,962.6	4,206.1

Notes receivable from related parties	220.3	210.9
Property and equipment, net of accumulated depreciation of $0.7 and $0.5, respectively	5.2	5.3
Receivables from related parties	9.0	10.5
State deferred income taxes	27.9	16.5
Other	27.0	26.3
Total assets	$4,396.8	$4,898.7

Liabilities and Shareholders' Equity

Short-term debt to related parties	$315.7	$276.1
Short-term debt	205.1	473.9
Current portion of long-term debt	65.6	150.0
Accounts payable to related parties	3.9	49.7
Interest payable to related parties	4.7	5.9
Accounts payable	0.6	0.1
Liabilities from risk management activities	1.9	1.5
Deferred income taxes	7.3	-
Other current liabilities	4.4	12.6
Current liabilities	609.2	969.8

Long-term debt to related parties	346.0	346.0
Long-term debt	554.7	465.1
Federal deferred income taxes	23.2	8.8
Liabilities from risk management activities	-	3.5
Payables to related parties	2.4	2.0
Other	2.7	3.9
Long-term liabilities	929.0	829.3

Commitments and contingencies

Common stock equity	2,858.6	3,099.6
Total liabilities and shareholders' equity	$4,396.8	$4,898.7

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2009	2008	2007
Operating Activities
Net income (loss)	$(70.9)	$126.4	$251.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Discontinued operations, net of tax	(2.8)	(4.7)	(73.3)
Equity loss (income) from subsidiaries, net of dividends	158.5	(44.2)	(116.4)
Deferred income taxes	24.4	19.7	(8.0)
Gain on sale of investment	(0.4)	-	(1.6)
Cumulative effect of change in accounting principles, net of tax	-	-	-
Other	23.7	7.9	14.0
Changes in working capital
Acounts receivables	0.5	1.2	(2.0)
Accounts receivables from related parties	(4.2)	20.3	(30.6)
Other current assets	(2.4)	(25.2)	-
Accounts payable	0.5	(1.6)	0.8
Accounts payable to related parties	(44.6)	41.7	2.9
Other current liabilities	(7.4)	(30.4)	33.8
Net cash provided by operating activities	74.9	111.1	70.9

Investing Activities
Capital expenditures	-	-	(10.7)
Short-term notes receivable from related parties	97.9	(84.6)	57.2
Long-term notes receivable from related parties	(10.0)	-	-
Receivables from related parties	1.5	1.6	1.8
Equity contributions to subsidiaries	(56.1)	(163.0)	(100.9)
Return of capital from subsidiaries	155.5	83.4	34.1
Proceeds from sale of investment	0.5	-	2.0
Cash paid for transaction cost related to acquisitions	-	-	(14.4)
Other	0.5	7.4	-
Net cash provided by (used for) investing activities	189.8	(155.2)	(30.9)

Financing Activities
Commercial paper, net	(47.7)	182.5	(454.4)
Notes payable to related parties	39.6	55.2	545.9
Issuance of notes payable	-	155.7	-
Issuance of short-term debt	-	50.0	-
Redemption of notes payable	(50.0)
Redemption of short-term debt	(157.9)	-	-
Issuance of long-term debt	155.0	-	-
Redemption of long-term debt	(150.0)	-	-
Issuance of common stock	-	-	45.6
Dividends paid on common stock	(206.9)	(203.9)	(177.0)
Other	(18.7)	(4.5)	(1.7)
Net cash (used for) provided by financing activities	(436.6)	235.0	(41.6)

Change in cash and cash equivalents	(171.9)	190.9	(1.6)
Cash and cash equivalents at beginning of year	190.9	-	1.6
Cash and cash equivalents at end of year	$19.0	$190.9	$-

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

D.     NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

SUPPLEMENTAL NOTES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation--For Parent Company only presentation, investments in subsidiaries are accounted for using the equity method.  The condensed Parent Company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Integrys Energy Group appearing in this Form 10-K.  The consolidated financial statements of Integrys Energy Group reflect certain businesses as discontinued operations.  In the Integrys Energy Group consolidated financial statements, $26.5 million and $26.3 million assets were reported as held for sale and $0.3 million and $7.5 million liabilities were reported as held for sale at year-end 2009 and 2008, respectively.  For Parent Company only presentation, the investments in discontinued operations are recorded in Investments in Subsidiary Companies.  The condensed Parent Company statements of income and statements of cash flows report the earnings and cash flows of these businesses as discontinued operations.

(b)     Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Parent Company Statements of Cash Flows:

(Millions)	2009	2008	2007
Cash paid for interest	$57.3	$46.1	$55.1
Cash paid for interest – related parties	23.6	24.9	3.8
Cash paid (received) for income taxes	(15.4)	27.2	-

Significant non-cash transactions were as follows:

(Millions)	2009	2008	2007
Equity issued for net assets acquired in PEC merger	$-	$-	$1,559.3

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS – RELATED PARTIES

The following table shows the financial instruments included on the Balance Sheets of Integrys Energy Group Parent Company that are not recorded at fair value.

(Millions)	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term notes receivable from related parties	$220.3	$235.5	$210.9	$199.9
Long-term debt to related parties	346.0	361.3	346.0	345.8

NOTE 3--SHORT-TERM NOTES RECEIVABLE – RELATED PARTIES

(Millions)	2009	2008
UPPCO	$10.4	$6.8
Integrys Energy Services	-	81.7
MERC	3.6	22.3
MGU	8.7	27.0
IBS	30.3	13.1
Total	$53.0	$150.9

NOTE 4--LONG-TERM NOTES RECEIVABLE – RELATED PARTIES

(Millions)		2009	2008
WPS
Series	Year Due
8.76%	2015	$3.8	$4.0
7.35%	2016	5.5	5.9

UPPCO
Series	Year Due
5.25%	2013	15.0	15.0
6.06%	2017	15.0	15.0

MERC
Series	Year Due
6.03%	2013	29.0	29.0
6.16%	2016	29.0	29.0
6.40%	2021	29.0	29.0
MGU
Series	Year Due
5.72%	2013	28.0	28.0
5.76%	2016	28.0	28.0
5.98%	2021	28.0	28.0

IBS
Series	Year Due
6.86%	2014	10.0	-

Total		$220.3	$210.9

NOTE 5--SHORT-TERM NOTES PAYABLE – RELATED PARTIES

(Millions)	2009	2008
Integrys Energy Services	$218.7	$-
PEC	97.0	276.1
Total	$315.7	$276.1

NOTE 6--LONG-TERM DEBT – RELATED PARTIES

(Millions)	2009	2008
Long-term notes to PEC due 2011 (1)	$325.0	$325.0
Long-term notes to Integrys Energy Services due 2021 (2)	21.0	21.0
Total	$346.0	$346.0

(1)
On September 28, 2007, Integrys Energy Group issued a $325.0 million long-term promissory note to PEC.  The note bears interest at a rate of 5.25% and matures in January 2011.  Proceeds of the note were used to reduce the balance of commercial paper outstanding.

(2)
Integrys Energy Group has a long-term note payable to Integrys Energy Services at December 31, 2009 and 2008 of $21.0 million.  The note bears interest at a rate that approximates current market rates and is due in 2021.

At December 31, 2009, Integrys Energy Group (parent company) was in compliance with all covenants relating to outstanding debt to the related parties.  A schedule of all principal debt payment amounts for Integrys Energy Group (parent company) is as follows:

Year ending December 31 (Millions)
2010	$-
2011	325.0
2012	-
2013	-
2014	-
Later years	21.0
Total payments	$346.0

NOTE 7--INCOME TAXES

The principal components of Integrys Energy Group’s deferred income tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2009	2008

Deferred income tax assets:
Plant related	$-	$10.9
State capital and operating loss carryforwards	10.0	11.3
Employee benefits	6.1	6.8
Price risk management	-	1.8
Deferred deductions	0.5	-
Other	-	1.1
Total deferred income tax assets	16.6	31.9
Valuation allowance	-	(1.2)
Net deferred income tax assets	$16.6	$30.7

Deferred income tax liabilities:
Plant related	$12.9	$21.7
Price risk management	0.2	-
Other	6.1	1.1
Total deferred income tax liabilities	$19.2	$22.8

Carryforward periods for state capital and operating loss carryforwards vary, but in the majority of states in which we do business, the period is 15 years or more.  The balance of the carryforwards of state net operating losses is $195.2 million for all states.  No valuation allowances have been established due to the reasonable certainty of the ability to realize the benefit of these losses in the future.

SCHEDULE II
INTEGRYS ENERGY GROUP
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2009, 2008, and 2007
(in Millions)

	Balance at	Acquisitions	Additions	Additions
	Beginning of	of	Charged to	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Other Accounts (1)	Reductions (2)	End of Year

2007	$17.0	$42.9	$39.1	$2.8	$45.8	$56.0

2008	$56.0	$-	$76.8	$5.6	$75.9	$62.5

2009	$62.5	$-	$54.6	$15.1	$74.7	$57.5

(1) Represents additions charged to regulatory assets and amounts charged to tax liabilities related to revenue taxes and state use taxes uncollectible from customers.
(2) Represents amounts written off to the reserve, including any adjustments.

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

2.2* #	Purchase and Sale Agreement between Integrys Energy Services, Inc., as Seller, and Macquarie Cook Power, Inc., as Purchaser, dated as of December 23, 2009.

2.3#	First Amendment to Purchase and Sale Agreement dated January 26, 2010, between Integrys Energy Services, Inc., as Seller, and Macquarie Cook Power, Inc., as Purchaser.

3.1	Restated Articles of Incorporation of Integrys Energy Group, as amended. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed February 27, 2007.)

3.2	By-Laws of Integrys Energy Group, as amended through December 17, 2009. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed December 22, 2009.)

4.1
Senior Indenture, dated as of October 1, 1999, between Integrys Energy Group and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between Integrys Energy Group and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); Second Supplemental Indenture, dated as of November 1, 2002 between Integrys Energy Group and U.S. Bank National Association; Third Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to Integrys Energy Group’s Form 8-K filed June 17, 2009); and Fourth Supplemental Indenture, dated as of June 1, 2009, by and between Integrys Energy Group and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to Integrys Energy Group’s Form 8-K filed June 17, 2009).  (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002.)  All references to filings are those of Integrys Energy Group (File No. 1-11337).

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

4.11
PGL First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by PGL by Indenture dated March 1, 1928 (PGL - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (PGL - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (PGL - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (PGL - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (PGL - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (PGL - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (PGL - Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of PGL, effective March 1, 2000 (PGL - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); PGL Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); PGL Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); PGL Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (PEC and PGL - Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between PGL and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between PGL and Illinois Finance Authority dated as of January 1, 2005.  (Incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed   February 9, 2005); Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 7.00% Bonds, Series SS; Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 8.00% Bonds, Series TT; and Supplemental Indenture dated as of September 1, 2009, First and Refunding Mortgage 4.63% Bonds, Series UU.

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

10.1+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Phillip M. Mikulsky and Larry L. Weyers.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 10-K filed February 25, 2009.)

10.2+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Lawrence T. Borgard, Diane L. Ford, Bradley A. Johnson, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, and Barth J. Wolf.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group’s Form 10-K filed February 25, 2009.)

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

10.8+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement approved February 14, 2008.  (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

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

10.16+	Integrys Energy Group 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 10-Q filed August 4, 2005.)

10.17+	Integrys Energy Group 2007 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K filed February 28, 2008.)

10.18+	PEC Directors Stock and Option Plan as amended December 4, 2002. (Incorporated by reference to Exhibit 10(g) to PEC Form 10-Q, filed February 11, 2003 [File No. 1-05540].)

10.19+	PEC Directors Deferred Compensation Plan as amended and restated April 7, 2004. (Incorporated by reference to Exhibit 10(a) to PEC Form 10-Q filed August 4, 2005.)

10.20+	PEC Executive Deferred Compensation Plan amended as of December 4, 2002. (Incorporated by reference to Exhibit 10 © to PEC Form 10-Q filed February 11, 2003.)

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

10.25
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

10.26
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

10.27
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

10.28* #
Joint Plant Agreement by and between WPS and Dairyland Power Cooperative, dated as of November 23, 2004.  (Incorporated by reference to Exhibit 10.19 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2004.)

10.29+	Incentive Agreement, dated as of April 2, 2009, between Integrys Energy Group and Mark A. Radtke.

12	Integrys Energy Group Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Integrys Energy Group.

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group.

23.2	Consent of Independent Registered Public Accounting Firm for American Transmission Company LLC.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group.

99.1
Proxy Statement for Integrys Energy Group's 2010 Annual Meeting of Shareholders.  [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2009; except to the extent specifically incorporated by reference, the Proxy Statement for the 2010 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

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