Form 10-K/A
period 2009-12-31
INTEGRYS ENERGY GROUP, INC.
filed 2010-04-23
CIK 916863

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

Explanatory Note – Amendment No. 1

Integrys Energy Group, Inc. is filing this Form 10-K/A to replace Exhibits 2.2 and 2.3, and to file Exhibit 4.11 of its Annual Report on Form 10-K for the year ended December 31, 2009, that was originally filed on February 26, 2010.  The replacement of Exhibits 2.2 and 2.3 is in response to comments received from the United States Securities and Exchange Commission (“SEC”) on Integrys Energy Group’s request for confidential treatment for certain information contained in those exhibits.  In response to the SEC’s comments, Integrys Energy Group is re-filing Exhibits 2.2 and 2.3 with less information being redacted as confidential.

This Form 10-K/A does not change any other information, including, but not limited to, any financial statements or other exhibits and disclosures, set forth in the original Annual Report on Form 10-K filed by Integrys Energy Group for the year ended December 31, 2009.

In connection with the filing of this Form 10-K/A and pursuant to SEC rules, Integrys Energy Group is including currently dated 302 certifications.  Other than Exhibits 2.2, 2.3, 4.11, 31.1, and 31.2, this Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23 day of April, 2010.

INTEGRYS ENERGY GROUP, INC.

(Registrant)

By:	/s/ Charles A. Schrock
Charles A. Schrock Chairman, President and Chief Executive Officer

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

2.2* #	Purchase and Sale Agreement between Integrys Energy Services, Inc., as Seller, and Macquarie Cook Power, Inc., as Purchaser, dated as of December 23, 2009.

2.3	First Amendment to Purchase and Sale Agreement dated January 26, 2010, between Integrys Energy Services, Inc., as Seller, and Macquarie Cook Power, Inc., as Purchaser.

3.1	Restated Articles of Incorporation of Integrys Energy Group, as amended. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed February 27, 2007.)

3.2	By-Laws of Integrys Energy Group, as amended through December 17, 2009. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed December 22, 2009.)

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

4.11
PGL First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by PGL by Indenture dated March 1, 1928 (PGL - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (PGL - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (PGL - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (PGL - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (PGL - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (PGL - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (PGL - Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of PGL, effective March 1, 2000 (PGL - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (PEC and PGL - Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); PGL Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); PGL Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); PGL Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (PEC and PGL - Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between PGL and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between PGL and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (PEC and PGL - Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between PGL and Illinois Finance Authority dated as of January 1, 2005 (incorporated by reference to Exhibit 4(a) to PEC Form 10-Q filed February 9, 2005); Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 7.00% Bonds, Series SS (incorporated by reference to Exhibit 4.11 to Integrys Energy Group’s Form 10-K filed February 26, 2009); Supplemental Indenture dated as of November 1, 2008, First and Refunding Mortgage 8.00% Bonds, Series TT (incorporated by reference to Exhibit 4.11 to Integrys Energy Group’s Form 10-K filed February 26, 2009); and Supplemental Indenture dated as of September 1, 2009, First and Refunding Mortgage 4.63% Bonds, Series UU.

4.12
NSG Indenture, dated as of April 1, 1955, from NSG to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG - File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of

February 1, 1970 (NSG - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (NSG - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (NSG Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (Incorporated by reference to Exhibit 4(g) to PEC Form 10-Q filed May 13, 2003) and Fifteenth Supplemental Indenture dated as of November 1, 2008, First Mortgage 7.00% Bonds, Series O (incorporated by reference to Exhibit 4.12 to Integrys Energy Group’s Form 10-K filed February 26, 2009).

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

10.29+	Incentive Agreement, dated as of April 2, 2009, between Integrys Energy Group and Mark A. Radtke.**

12	Integrys Energy Group Ratio of Earnings to Fixed Charges.**

21	Subsidiaries of Integrys Energy Group.**

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group.**

23.2	Consent of Independent Registered Public Accounting Firm for American Transmission Company LLC.**

24	Powers of Attorney.**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group.**

99.1
Proxy Statement for Integrys Energy Group's 2010 Annual Meeting of Shareholders filed April 1, 2010.  [Except to the extent specifically incorporated by reference, the Proxy Statement for the 2010 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

99.2	Financial Statements of American Transmission Company LLC.**

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

+	A management contract or compensatory plan or arrangement.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.  The redacted material was filed separately with the SEC.

**	Previously filed.