Form 10-Q
period 2010-03-31
INTEGRYS ENERGY GROUP, INC.
filed 2010-05-06
CIK 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $1 par value, 77,017,367 shares outstanding at May 5, 2010

______________________________________________________________________________
______________________________________________________________________________

		Page
PART II.	OTHER INFORMATION	70

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 6.	Exhibits	70

Signature		71

EXHIBIT INDEX	72

3.1	Amendments to the By-Laws of Integrys Energy Group, Inc. effective April 1, 2010 (Incorporated by reference to Exhibit 3.1 to Integrys Energy Group’s Form 8-K filed April 1, 2010)

3.2	Integrys Energy Group, Inc. By-Laws as in effect at April 1, 2010 (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group’s Form 8-K filed April 1, 2010)

4.1	Forty-First Supplemental Indenture of WPS, dated as of December 18, 2008 (Incorporated by reference to Exhibit 4.1 to WPS’s Form 10-Q filed May 5, 2010)

4.2	42nd Supplemental Indenture of WPS, dated as of April 25, 2010 (Incorporated by reference to Exhibit 4.2 to WPS’s Form 10-Q filed May 5, 2010)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group, Inc.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group, Inc.

Commonly Used Acronyms

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of Integrys Energy Group's Annual Report on Form 10-K for the year ended December 31, 2009, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share data)	2010	2009

Nonregulated revenues	$646.8	$1,786.3
Utility revenues	1,256.6	1,414.5
Total revenues	1,903.4	3,200.8

Nonregulated cost of fuel, natural gas, and purchased power	639.6	1,769.1
Utility cost of fuel, natural gas, and purchased power	741.5	910.6
Operating and maintenance expense	268.1	291.3
Goodwill impairment loss	-	291.1
Restructuring expense	2.7	-
Net loss on Integrys Energy Services' dispositions related to strategy change	39.8	-
Depreciation and amortization expense	64.2	56.9
Taxes other than income taxes	28.2	26.9
Operating income (loss)	119.3	(145.1)

Miscellaneous income	20.4	21.1
Interest expense	(39.4)	(42.7)
Other expense	(19.0)	(21.6)

Income (loss) before taxes	100.3	(166.7)
Provision for income taxes	50.1	12.8
Net income (loss) from continuing operations	50.2	(179.5)

Discontinued operations, net of tax	0.1	-
Net income (loss)	50.3	(179.5)

Preferred stock dividends of subsidiary	(0.8)	(0.8)
Noncontrolling interest in subsidiaries	-	0.1
Net income (loss) attributed to common shareholders	$49.5	$(180.2)

Average shares of common stock
Basic	76.9	76.7
Diluted	77.2	76.7

Earnings (loss) per common share (basic)
Net income (loss) from continuing operations	$0.64	$(2.35)
Discontinued operations, net of tax	-	-
Earnings (loss) per common share (basic)	$0.64	$(2.35)

Earnings (loss) per common share (diluted)
Net income (loss) from continuing operations	$0.64	$(2.35)
Discontinued operations, net of tax	-	-
Earnings (loss) per common share (diluted)	$0.64	$(2.35)

Dividends per common share declared	$0.68	$0.68

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$259.1	$44.5
Collateral on deposit	251.6	184.9
Accounts receivable and accrued unbilled revenues, net of reserves of $60.3 and $57.5, respectively	1,021.4	958.0
Inventories	94.9	304.3
Assets from risk management activities	753.7	1,522.1
Regulatory assets	119.9	121.1
Deferred income taxes	98.6	92.9
Assets held for sale	-	26.5
Other current assets	249.0	257.9
Current assets	2,848.2	3,512.2

Property, plant, and equipment, net of accumulated depreciation of $2,885.9 and $2,847.2, respectively	4,929.0	4,945.1
Regulatory assets	1,459.9	1,434.9
Assets from risk management activities	179.5	795.4
Goodwill	642.5	642.5
Other long-term assets	525.4	517.8
Total assets	$10,584.5	$11,847.9

Liabilities and Equity
Short-term debt	$172.7	$222.1
Current portion of long-term debt	393.4	116.5
Accounts payable	536.9	639.4
Liabilities from risk management activities	946.2	1,607.1
Regulatory liabilities	114.3	100.4
Liabilities held for sale	-	0.3
Temporary LIFO liquidation credit	131.3	-
Other current liabilities	386.4	461.8
Current liabilities	2,681.2	3,147.6

Long-term debt	2,066.2	2,394.7
Deferred income taxes	692.3	658.2
Deferred investment tax credits	36.2	36.2
Regulatory liabilities	284.3	277.6
Environmental remediation liabilities	657.0	658.8
Pension and other postretirement benefit obligations	656.2	640.7
Liabilities from risk management activities	258.7	783.1
Asset retirement obligations	197.7	194.8
Other long-term liabilities	144.3	147.4
Long-term liabilities	4,992.9	5,791.5

Commitments and contingencies

Common stock - $1 par value; 200,000,000 shares authorized; 76,806,208 shares issued; 76,407,822 shares outstanding	76.8	76.4
Additional paid-in capital	2,511.3	2,497.8
Retained earnings	343.0	345.6
Accumulated other comprehensive loss	(55.1)	(44.0)
Treasury stock and shares in deferred compensation trust	(15.7)	(17.2)
Total common shareholders' equity	2,860.3	2,858.6

Preferred stock of subsidiary - $100 par value; 1,000,000 shares authorized; 511,882 shares issued; 510,495 shares outstanding	51.1	51.1
Noncontrolling interest in subsidiaries	(1.0)	(0.9)
Total liabilities and equity	$10,584.5	$11,847.9

The accompanying condensed notes are an integral part of these statements.

INTEGRYS ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2010	2009
Operating Activities
Net income (loss)	$50.3	$(179.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Discontinued operations, net of tax	(0.1)	-
Goodwill impairment loss	-	291.1
Depreciation and amortization expense	64.2	56.9
Recoveries and refunds of regulatory assets and liabilities	14.6	19.6
Net unrealized losses on nonregulated energy contracts	71.7	105.0
Nonregulated lower of cost or market inventory adjustments	1.4	35.7
Bad debt expense	14.4	26.6
Pension and other postretirement expense	20.9	15.2
Pension and other postretirement contributions	(1.2)	(3.4)
Deferred income taxes and investment tax credit	27.5	(54.3)
(Gain) loss on sale of assets	38.6	(1.8)
Equity income, net of dividends	(3.2)	(3.9)
Other	(22.1)	10.0
Changes in working capital
Collateral on deposit	(54.7)	(205.1)
Accounts receivable and accrued unbilled revenues	(71.5)	271.8
Inventories	200.8	467.4
Other current assets	17.5	62.0
Accounts payable	(24.4)	(319.3)
Temporary LIFO liquidation credit	131.3	128.6
Other current liabilities	(56.6)	130.0
Net cash provided by operating activities	419.4	852.6

Investing Activities
Capital expenditures	(63.2)	(89.3)
Proceeds from the sale or disposal of assets	55.7	3.2
Purchase of equity investments	(5.1)	(8.6)
Other	(3.2)	1.2
Net cash used for investing activities	(15.8)	(93.5)

Financing Activities
Short-term debt, net	(49.4)	(539.2)
Redemption of notes payable	-	(157.9)
Proceeds from sale of borrowed natural gas	20.7	107.5
Purchase of natural gas to repay natural gas loans	(2.0)	(36.0)
Repayment of long-term debt	(50.0)	-
Payment of dividends
Preferred stock of subsidiary	(0.8)	(0.8)
Common stock	(46.5)	(51.7)
Issuance of common stock	7.7	-
Payments made on derivative contracts related to divestitures classified as financing activities	(66.9)	-
Other	(1.9)	(3.4)
Net cash used for financing activities	(189.1)	(681.5)

Change in cash and cash equivalents - continuing operations	214.5	77.6
Change in cash and cash equivalents - discontinued operations
Net cash provided by investing activities	0.1	-
Net change in cash and cash equivalents	214.6	77.6
Cash and cash equivalents at beginning of period	44.5	254.1
Cash and cash equivalents at end of period	$259.1	$331.7

The accompanying condensed notes are an integral part of these statements

INTEGRYS ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1--FINANCIAL INFORMATION

The condensed consolidated financial statements of Integrys Energy Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Integrys Energy Group Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2010.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the Integrys Energy Group Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2010	2009
Cash paid for interest	$23.5	$29.7
Cash paid for income taxes	11.5	0.9

Significant non-cash transactions were:

	Three Months Ended March 31
(Millions)	2010	2009
Construction costs funded through accounts payable	$10.3	$17.9
Equity issued for reinvested dividends	5.5	-
Equity issued for stock-based compensation plans	3.0	-
Intangible assets (customer contracts) received in exchange for risk management assets	-	9.2

NOTE 3--RISK MANAGEMENT ACTIVITIES

In the three months ended March 31, 2010, Integrys Energy Group identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the quarter ended
March 31, 2010, and therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show Integrys Energy Group's assets and liabilities from risk management activities.

		March 31, 2010
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Natural gas contracts	Current	$0.5	$47.7
Natural gas contracts	Long-term	0.8	5.3
Financial transmission rights	Current	1.9	0.4
Petroleum product contracts	Current	0.2	-
Total commodity contracts	Current	2.6	48.1
Total commodity contracts	Long-term	0.8	5.3

Cash flow hedges
Natural gas contracts	Current	-	0.9
Natural gas contracts	Long-term	-	0.4

Nonregulated Segments
Non-hedge derivatives
Natural gas contracts	Current	189.4	186.4
Natural gas contracts	Long-term	92.2	90.6
Power contracts	Current	557.2	670.5
Power contracts	Long-term	83.4	142.1
Total commodity contracts	Current	746.6	856.9
Total commodity contracts	Long-term	175.6	232.7
Interest rate swaps	Current	-	0.8
Interest rate swaps	Long-term	-	2.6
Foreign exchange contracts	Current	1.0	1.0
Foreign exchange contracts	Long-term	0.8	0.8
Fair value hedges
Interest rate swaps	Current	1.9	-
Cash flow hedges
Natural gas contracts	Current	0.4	4.9
Natural gas contracts	Long-term	-	0.1
Power contracts	Current	1.2	32.7
Power contracts	Long-term	2.3	16.8
Total commodity contracts	Current	1.6	37.6
Total commodity contracts	Long-term	2.3	16.9
Interest rate swaps	Current	-	0.9
	Current	753.7	946.2
	Long-term	179.5	258.7
Total		$933.2	$1,204.9

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

		December 31, 2009
(Millions)	Balance Sheet Presentation *	Risk Management Assets	Risk Management Liabilities
Utility Segments
Non-hedge derivatives
Commodity contracts	Current	$10.8	$24.7
Commodity contracts	Long-term	2.0	1.5
Cash flow hedges
Commodity contracts	Current	-	0.2
Commodity contracts	Long-term	-	0.1

Nonregulated Segments
Non-hedge derivatives
Commodity contracts	Current	1,503.9	1,548.4
Commodity contracts	Long-term	787.2	769.5
Interest rate swaps	Current	-	1.0
Interest rate swaps	Long-term	-	2.5
Foreign exchange contracts	Current	1.0	0.9
Foreign exchange contracts	Long-term	0.9	0.9
Fair value hedges
Commodity contracts	Current	-	-
Interest rate swaps	Current	1.8	-
Interest rate swaps	Long-term	0.8	-
Cash flow hedges
Commodity contracts	Current	4.6	30.1
Commodity contracts	Long-term	4.5	8.6
Interest rate swaps	Current	-	1.8
Interest rate swaps	Long-term	-	-
Foreign exchange contracts	Current	-	-
	Current	1,522.1	1,607.1
	Long-term	795.4	783.1
Total		$2,317.5	$2,390.2

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

The following table shows Integrys Energy Group's cash collateral positions:

(Millions)	March 31, 2010		December 31, 2009
Cash collateral provided to others	$251.6	**	$184.9
Cash collateral received from others	47.2		55.2

**      On April 1, 2010, $212.2 million of cash was recovered from a counterparty, and replaced with a letter of credit.

Certain of Integrys Energy Group's derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material adverse change in Integrys Energy Group's creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with specific credit-risk related contingent features that were in a liability position at March 31, 2010, and December 31, 2009, was $900.6 million and $579.6 million, respectively.

If all of the credit-risk related contingent features contained in commodity instruments (including derivatives, non-derivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered, Integrys Energy Group would have been required to post collateral of $616.2 million and $566.3 million at March 31, 2010, and December 31, 2009, respectively.  Of these amounts, Integrys Energy Group had already satisfied $335.9 million at March 31, 2010, of which $212.2 million was satisfied with cash and the difference was satisfied with letters of credit, and $51.9 million at December 31, 2009, all satisfied with letters of credit.  Therefore, the remaining collateral requirement would have been $280.3 million at March 31, 2010, and $514.4 million at December 31, 2009.

Utility Segments

Non-Hedge Derivatives

Utility derivatives include a limited number of natural gas purchase contracts, financial derivative contracts (futures, options, and swaps), and financial transmission rights used to manage electric transmission congestion costs.  The futures, options, and swaps were used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas supply costs and the costs of gasoline and diesel fuel used by utility vehicles.

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

The tables below show the unrealized gains (losses) recorded related to non-hedge derivatives at the utilities.

(Millions)	Financial Statement Presentation	Three Months Ended March 31, 2010
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$(26.4)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	(5.2)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	(0.2)
Financial transmission rights	Balance Sheet – Regulatory assets (current)	0.9
Financial transmission rights	Balance Sheet – Regulatory liabilities (current)	(2.3)
Petroleum product contracts	Income Statement – Operating and maintenance expense	(0.1)

(Millions)	Financial Statement Presentation	Three Months Ended March 31, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$15.8
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	0.3
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(2.7)
Commodity contracts	Income Statement – Utility cost of fuel, natural gas, and purchased power	0.2

The utilities had the following notional volumes of outstanding non-hedge derivative contracts:

	March 31, 2010		December 31, 2009
	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	567.4	N/A	833.2	N/A
Financial transmission rights (millions of kilowatt-hours)	N/A	2,287.9	N/A	4,546.6
Petroleum products (barrels)	31,869	N/A	42,823	N/A

Cash Flow Hedges

PGL uses natural gas contracts designated as cash flow hedges to hedge changes in the price of natural gas used to support operations.  These contracts extend through December 2011.  PGL had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	Purchases
	March 31, 2010	December 31, 2009
Natural gas (millions of therms)	9.0	9.6

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

Unrealized Loss Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended March 31
(Millions)	2010	2009
Natural gas contracts	$(1.1)	$(0.6)

Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended March 31
(Millions)	Income Statement Presentation	2010	2009
Settled natural gas contracts	Operating and maintenance expense	$(0.1)	$(0.1)

The amount reclassified from accumulated OCI into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions was not significant during the three months ended March 31, 2010, and 2009.  Cash flow hedge ineffectiveness related to these natural gas contracts was not significant during the three months ended March 31, 2010, and 2009.  When testing for effectiveness, no portion of the derivative instruments was excluded.  In the next 12 months, PGL expects that an insignificant pre-tax loss will be recognized in earnings as the hedged transactions occur.

Nonregulated Segments

Non-Hedge Derivatives

Integrys Energy Group's nonregulated segments enter into derivative contracts such as futures, forwards, options, and swaps that are not designated as accounting hedges under GAAP.  In most cases, these contracts are used to manage commodity price risk associated with customer-related contracts and interest rate risk associated with expected future natural gas purchases.

The nonregulated segments had the following notional volumes of outstanding non-hedge derivative contracts:

	March 31, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	1,704.5	1,479.4	N/A	2,990.4	2,917.1	N/A
Power (kilowatt-hours)	48,004.2	40,160.4	N/A	132,200.4	125,983.1	N/A
Interest rate swaps	N/A	N/A	$192.6	N/A	N/A	$219.2
Foreign exchange contracts	$31.4	$31.4	N/A	$35.1	$35.1	N/A

Gains (losses) related to non-hedge derivatives are recognized currently in earnings, as shown in the tables below.

(Millions)	Income Statement Presentation	Three Months Ended March 31, 2010
Natural gas contracts	Nonregulated revenue	$3.2
Natural gas contracts	Nonregulated revenue (reclassified fromaccumulated OCI)	0.3 *
Power contracts	Nonregulated revenue	(80.7)
Interest rate swaps	Interest expense	(0.4)
Total		$(77.6)

*	Represents amounts reclassified from accumulated OCI related to cash flow hedges that were dedesignated in prior periods.

(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009
Commodity contracts	Nonregulated revenue	$(39.6)
Interest rate swaps	Interest expense	0.1
Foreign exchange contracts	Nonregulated revenue	0.1
Total		$(39.4)

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

		Three Months Ended March 31
(Millions)	Income Statement Presentation	2010	2009
Interest rate swap	Interest expense	$(0.7)	$(0.3)
Debt hedged by swap	Interest expense	0.7	0.3
Total		$-	$-

Fair value hedge ineffectiveness recorded in interest expense on the Condensed Consolidated Statements of Income was not significant for the three months ended March 31, 2010, and 2009.  No amounts were excluded from effectiveness testing related to the interest rate swap during the three months ended March 31, 2010, and 2009.

Cash Flow Hedges

Natural gas futures, forwards, and swaps that are designated as cash flow hedges extend through January 2012, while power futures, forwards, and swaps designated as cash flow hedges extend through May 2013.  These contracts are used to mitigate the risk of cash flow variability associated with future purchases and sales of natural gas and power.  Integrys Energy Group also has two interest rate swaps that are designated as cash flow hedges to fix the interest rate on an unsecured term loan through June 2010.  The nonregulated segments had the following notional volumes of outstanding contracts that were designated as cash flow hedges:

	March 31, 2010			December 31, 2009
(Millions)	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Commodity contracts
Natural gas (therms)	65.9	10.1	N/A	5.9	8.6	N/A
Power (kilowatt-hours)	6,982.7	-	N/A	7,116.2	-	N/A
Interest rate swaps	N/A	N/A	$65.6	N/A	N/A	$65.6

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

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	Three Months Ended March 31, 2010
Natural gas contracts	$(4.2)
Power contracts	(23.9)
Interest rate swaps	1.0
Total	$(27.1)

Unrealized Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Millions)	Three Months Ended March 31, 2009
Commodity contracts	$(50.0)
Interest rate swaps	0.9
Total	$(49.1)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2010
Settled/Realized
Natural gas contracts	Nonregulated revenue	$(7.3)
Power contracts	Nonregulated revenue	(4.9)
Interest rate swaps	Interest expense	0.3
Hedge Designation Discontinued
Natural gas contracts	Nonregulated revenue	0.8
Power contracts	Nonregulated revenue	(7.6)
Total		$(18.7)

Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009
Settled/Realized
Commodity contracts	Nonregulated revenue	$16.7
Interest rate swaps	Interest expense	0.3
Hedge Designation Discontinued
Commodity contracts	Nonregulated revenue	(0.5)
Total		$16.5

Loss Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2010
Power contracts	Nonregulated revenue	$(0.7)

Loss Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing
(Millions)	Income Statement Presentation	Three Months Ended March 31, 2009
Commodity contracts	Nonregulated revenue	$(0.8)

In the next 12 months, subject to changes in market prices of natural gas and electricity, pre-tax losses of $7.4 million, and $34.7 million related to cash flow hedges of natural gas contracts, and power contracts, respectively, are expected to be recognized in earnings as the hedged transactions occur.  These amounts are expected to be substantially offset by the settlement of the related nonderivative hedged contracts.

NOTE 4--RESTRUCTURING EXPENSE

Reductions in Workforce

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included reductions in its workforce.  In connection with this plan, $0.2 million of employee-related and consulting costs were included in the restructuring expense line item on the Condensed Consolidated Statement of Income for the three months ended March 31, 2010.

The following table summarizes the activity related to these restructuring costs:

	Three Months Ended
(Millions)	March 31, 2010
Accrued restructuring costs at beginning of period	$18.0
Restructuring costs accrued during the period	0.5	*
Cash payments	(8.5)
Accrued restructuring costs at end of period	$10.0

*
$0.3 million of these restructuring costs are being billed to certain companies in accordance with provisions in the operating agreements with these companies that allow WPS to recover a portion of its administrative and general expenses.

Integrys Energy Services Strategy Change

Integrys Energy Group has substantially completed the process of repositioning Integrys Energy Services from focusing on significant growth in wholesale and retail markets across the United States and Canada, to focusing on selected retail markets in the United States and investments in energy assets with renewable attributes.  In connection with this strategy, the following restructuring costs were expensed during the three months ended March 31, 2010:

(Millions)
Employee-related costs	$1.3
Legal and consulting	0.9
Miscellaneous	0.3
Total restructuring expense	$2.5

All of the above costs were related to the Integrys Energy Services segment and were included in the restructuring expense line item on the Condensed Consolidated Statements of Income.

The following table summarizes the activity related to employee-related restructuring expense:

Three Months Ended
(Millions)	March 31, 2010
Accrued employee-related costs at beginning of period	$8.2
Add: Employee-related costs expensed	1.3
Less: Cash payments	5.1
Accrued employee-related costs at end of period	$4.4

Integrys Energy Group expects to incur total employee-related restructuring expense of approximately $13 million related to the Integrys Energy Services strategy change by the end of 2010, including the $11.4 million expensed through March 31, 2010, of which $10.1 million was expensed in 2009.

NOTE 5--DISPOSITIONS

Integrys Energy Services Strategy Change

As part of Integrys Energy Group's decision to reposition its nonregulated energy services business segment to focus on selected retail markets in the United States and investments in energy assets with renewable attributes, Integrys Energy Services completed the following sales in 2010.

Sale of Renewable Energy Certificates Portfolio

On March 12, 2010, Integrys Energy Services sold its environmental markets business, which consisted of a portfolio of long-term renewable energy certificate contracts with generators, wholesalers, municipalities, cooperatives, and large industrial companies.  The pre-tax gain on the sale of the renewable energy certificate contracts was $2.8 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

Sale of United States Wholesale Electric Marketing and Trading Business

In December, 2009, Integrys Energy Services entered into a definitive agreement to sell substantially all of its United States wholesale electric marketing and trading business.  Effective February 1, 2010, Integrys Energy Services transferred substantially all of the market risk associated with this business by entering into trades with the buyer that mirrored Integrys Energy Services' underlying wholesale electric contracts.  On March 31, 2010, Integrys Energy Services closed on the sale and transferred title to the majority of the underlying commodity contracts, upon which time the corresponding mirror transactions terminated.  The majority of the remaining underlying commodity contracts that had not been novated as of March 31, 2010 are expected to be either transferred after they are ultimately novated, or if never novated, will be settled through the normal course of business in the second quarter of 2010, at which time the corresponding mirror transactions will terminate.

In connection with this sale, for a two-year period following the closing, Integrys Energy Services will retain counterparty default risk with approximately 50% of the counterparties to the commodity contracts transferred.  The fair value of the counterparty payment default risk is $0.8 million and was reported as a component of other long-term liabilities.

The following table shows the carrying values of the major classes of assets and liabilities included in the sale at the March 31, 2010 closing date:

(Millions)

Current assets from risk management activities	$1,375.5
Long-term assets from risk management activities	683.3
Total assets	$2,058.8

Current liabilities from risk management activities	$1,389.8
Long-term liabilities from risk management activities	654.3
Total liabilities	$2,044.1

In addition to the above recognized assets and liabilities, commodity contracts that are not accounted for as derivatives were also transferred to the buyer.

In conjunction with the sale, Integrys Energy Services entered into derivative contracts with the buyer to reestablish the economic hedges for the retained United States retail electric business, at the same prices and other terms previously executed through Integrys Energy Services' United States wholesale electric marketing and trading business that was sold.  The execution of these new third-party derivative contracts resulted in assets and liabilities from risk management activities at the closing date as follows:

(Millions)

Current assets from risk management activities	$20.3
Long-term assets from risk management activities	10.3
Total assets	$30.6

Current liabilities from risk management activities	$65.6
Long-term liabilities from risk management activities	23.9
Total liabilities	$89.5

The following table shows the carrying values of the remaining underlying commodity contracts that had not been novated at the March 31, 2010 closing date:

(Millions)

Current assets from risk management activities	$269.5
Current liabilities from risk management activities	$117.2

The following table shows the carrying values of the remaining mirror transactions associated with the underlying commodity contracts referenced above that had not been novated at the March 31, 2010 closing date:

(Millions)

Current assets from risk management activities	$130.6
Current liabilities from risk management activities	$282.9

The pre-tax loss on the sale of the United States wholesale electric marketing and trading business was $64.9 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

Effective March 1, 2010, Integrys Energy Services closed on its remaining wholesale electric commodity contract with another buyer.  The pre-tax gain on the sale of the commodity contract was $8.7 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

Sale of Generation Businesses in New Brunswick, Canada and Northern Maine, and Associated Retail Electric Contracts

During January 2010, Integrys Energy Services closed on the sale of two of its power generation businesses, which owned generation assets in New Brunswick, Canada and Northern Maine, and subsequently closed on the sale of the associated retail electric contracts and standard offer service contracts in Northern Maine on February 1, 2010.  The proceeds from the sale of the generation companies and associated retail electric contracts were $38.5 million.  The pre-tax gain on the sale was $15.7 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

The carrying values of the major classes of assets and liabilities included in the sale as of the closing dates and classified as held for sale on the Condensed Consolidated Balance Sheets at December 31, 2009 were as follows:

(Millions)	As of the Closing Dates	December 31, 2009

Inventories	$0.1	$0.1
Property, plant, and equipment, net	25.1	25.1
Other long-term assets	1.3	1.3
Total assets	$26.5	$26.5

Other current liabilities	$0.1	$-
Asset retirement obligations	0.3	0.3
Total liabilities	$0.4	$0.3

In conjunction with the sale, Integrys Energy Services entered into derivative contracts with the buyer of the Northern Maine retail electric sales contracts to maintain the economic hedges associated with the customer contracts sold.  As of the closing date, the carrying values of the derivative contracts were as follows:

(Millions)

Current assets from risk management activities	$3.6
Long-term assets from risk management activities	0.2
Total assets	$3.8

Current liabilities from risk management activities	$0.4
Total liabilities	$0.4

Sale of United States Wholesale Natural Gas Marketing and Trading Business & Other Wholesale Natural Gas Storage Contracts

In October 2009, Integrys Energy Services entered into definitive agreements to sell the majority of its United States wholesale natural gas marketing and trading business in a two-part transaction.  In December 2009, Integrys Energy Services completed the first part of the transaction by selling substantially all of its United States wholesale natural gas marketing and trading business.

The second part of the transaction consisted of an option for the buyer to purchase certain natural gas storage and related transportation contracts.  In January 2010, the buyer of the United States wholesale natural gas marketing and trading business exercised its option to purchase these wholesale natural gas storage and related transportation contracts from Integrys Energy Services in a subsequent sale.  The pre-tax loss on the sale of these natural gas storage contracts was $1.3 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.

Integrys Energy Services continued to pursue the sale of its remaining United States wholesale natural gas storage contracts as part of its strategy change, and in March 2010, Integrys Energy Services closed on the sale of two of these remaining storage contracts.  The pre-tax loss on the sale of these natural gas storage contracts was $0.8 million and was reported as a component of net loss on Integrys Energy Services' dispositions related to strategy change in the Condensed Consolidated Statements of Income.  The carrying value of inventories included in the sales was $1.8 million as of the closing date.  Integrys Energy Services closed on the remaining United States wholesale natural gas storage contracts during the second quarter of 2010.

Discontinued Operations Resulting from Integrys Energy Services Strategy Change

Energy Management Consulting Business

During the three months ended March 31, 2010, Integrys Energy Services recorded a $0.1 million after-tax gain in discontinued operations when a contingent payment was earned from the buyer.  This contingent payment resulted from the ability of the buyer to bill customers under assigned contracts related to the sale of Integrys Energy Services' energy management consulting business, which occurred in July 2009.

NOTE 6--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Integrys Energy Group’s electric transmission investment segment consists of WPS Investments LLC’s ownership interest in ATC, which was approximately 34% at March 31, 2010.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

The following table shows changes to Integrys Energy Group's investment in ATC during the three months ended March 31, 2010, and 2009.

(Millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Balance at the beginning of period	$395.9	$346.9
Equity in net income	19.5	18.0
Capital contributions	5.1	8.5
Dividends received	(16.3)	(14.6)
Balance at the end of period	$404.2	$358.8

ATC total company financial data is included in the following tables:

	Three Months Ended March 31
(Millions)	2010	2009
Income statement data
Revenues	$138.5	$126.2
Operating expenses	62.8	57.0
Other expense	20.6	18.3
Net income *	$55.1	$50.9

*	As most income taxes are the responsibility of its members, ATC does not report a provision for its members' income taxes in its income statements.

(Millions)	March 31, 2010	December 31, 2009
Balance sheet data
Current assets	$54.5	$51.1
Noncurrent assets	2,801.6	2,767.3
Total assets	$2,856.1	$2,818.4

Current liabilities	$495.7	$285.5
Long-term debt	1,059.7	1,259.7
Other noncurrent liabilities	78.9	76.8
Members' equity	1,221.8	1,196.4
Total liabilities and members' equity	$2,856.1	$2,818.4

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

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

Integrys Energy Group had no changes to the carrying amount of goodwill during the first quarter of 2010. The goodwill recorded at Integrys Energy Group as of March 31, 2010, was as follows:

(Millions)	Natural Gas Utility Segment	Integrys Energy Services	Total
Total goodwill	$635.9	$6.6	$642.5

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

Identifiable intangible assets other than goodwill are included as a component of other current and long-term assets and other current and long-term liabilities within the Condensed Consolidated Balance Sheets as listed below.

(Millions)	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (liabilities)
Customer-related (1)	$32.6	$(19.2)	$13.4	$32.6	$(18.3)	$14.3
Natural gas and electric contract assets (2) (3)	65.2	(55.8)	9.4	71.4	(60.5)	10.9
Natural gas and electric contract liabilities (2)	(10.5)	10.5	-	(10.5)	10.4	(0.1)
Renewable energy credits (4)	3.0	(2.6)	0.4	3.4	(2.1)	1.3
Nonregulated easements (5)	3.7	(0.2)	3.5	3.6	(0.1)	3.5
Emission allowances (6)	1.9	(0.1)	1.8	2.1	(0.2)	1.9
Other	2.3	(0.3)	2.0	2.5	(0.5)	2.0
Total	$98.2	$(67.7)	$30.5	$105.1	$(71.3)	$33.8

Unamortized intangible assets
MGU trade name	5.2	-	5.2	5.2	-	5.2
Total intangible assets	$103.4	$(67.7)	$35.7	$110.3	$(71.3)	$39.0

(1)
Includes customer relationship assets associated with both PEC's former nonregulated retail natural gas and electric operations and MERC's nonutility ServiceChoice business.  The remaining weighted-average amortization period for customer-related intangible assets at March 31, 2010, was approximately 7 years.

(2)
Represents the fair value of certain PEC natural gas and electric customer contracts acquired in the February 2007 PEC merger that were not considered to be derivative instruments, as well as other electric customer contracts acquired in exchange for risk management assets.

(3)
Includes both short-term and long-term intangible assets related to customer contracts in the amount of $5.4 million and $4.0 million, respectively, at March 31, 2010, and $6.2 million and $4.7 million, respectively, at December 31, 2009.  The remaining weighted-average amortization period for these intangible assets at March 31, 2010, was approximately 3 years.

(4)	Used at Integrys Energy Services to comply with state Renewable Portfolio Standards and to support customer commitments.

(5)	Relates to easements supporting a pipeline at Integrys Energy Services. The easements are amortized on a straight-line basis, with a remaining amortization period of approximately 14 years.

(6)	Emission allowances do not have a contractual term or expiration date.

Intangible asset amortization expense, excluding amortization related to natural gas and electric contracts, was recorded as a component of depreciation and amortization expense.  Amortization for the three months ended March 31, 2010, and 2009, was $1.8 million and $1.4 million, respectively.

Amortization expense for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$5.2
For year ending December 31, 2011	3.5
For year ending December 31, 2012	2.5
For year ending December 31, 2013	1.8
For year ending December 31, 2014	1.6

Amortization of the natural gas and electric contract intangible assets and liabilities was recorded as a component of nonregulated cost of fuel, natural gas, and purchased power.  Amortization of these contracts for the three months ended March 31, 2010, resulted in an increase to nonregulated cost of fuel, natural gas, and purchased power of $1.4 million.  Amortization of these contracts for the three months ended March 31, 2009, resulted in a decrease to nonregulated fuel, natural gas, and purchased power of $1.4 million.

Amortization expense related to these contracts for the next five fiscal years is estimated to be:

(Millions)
For year ending December 31, 2010	$6.1
For year ending December 31, 2011	2.8
For year ending December 31, 2012	1.1
For year ending December 31, 2013	0.5
For year ending December 31, 2014	0.3

NOTE 9--SHORT-TERM DEBT AND LINES OF CREDIT

Integrys Energy Group's outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	March 31, 2010	December 31, 2009
Commercial paper outstanding	$162.7	$212.1
Average discount rate on outstanding commercial paper	0.36%	0.52%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.18%	0.18%

The commercial paper outstanding at March 31, 2010, had varying maturity dates ranging from April 1, 2010, through April 27, 2010.

The table below presents Integrys Energy Group's average amount of short-term borrowings outstanding based on daily outstanding balances during the quarters ended March 31:

(Millions)	2010	2009
Average amount of commercial paper outstanding	$183.9	$352.1
Average amount of borrowings under revolving credit facilities	-	408.3
Average amount of short-term notes payable outstanding	10.0	164.0

Integrys Energy Group manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to Integrys Energy Group's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	March 31, 2010	December 31, 2009
Revolving credit facility (Integrys Energy Group) (1)	6/02/10	$500.0	$500.0
Revolving credit facility (Integrys Energy Group)	6/09/11	500.0	500.0
Revolving credit facility (Integrys Energy Group) (1)	5/26/10	425.0	425.0
Revolving credit facility (Integrys Energy Group) (1)	6/04/10	35.0	35.0
Revolving credit facility (WPS) (2)	6/02/10	115.0	115.0
Revolving credit facility (PEC)	6/13/11	400.0	400.0
Revolving credit facility (PGL) (3)	7/12/10	250.0	250.0
Revolving short-term notes payable (WPS) (4)	11/13/10	10.0	10.0

Total short-term credit capacity		2,235.0	2,235.0

Less:
Letters of credit issued inside credit facilities		333.7	130.4
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		162.7	212.1

Available capacity under existing agreements		$1,728.6	$1,882.5

(1)
These facilities were replaced with a new revolving credit agreement in April 2010 and provide support for Integrys Energy Group's commercial paper borrowing program.  Upon entering into the new agreement, the maturing facilities were terminated.  The new revolving credit agreement allows for borrowings up to $735.0 million and will mature on April 23, 2013.

(2)
In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.  Upon entering into the new agreement, the maturing facility was terminated.  The new revolving credit agreement allows for borrowings up to $115.0 million and will mature on April 23, 2011.  WPS intends to request authority to enter into a multi-year credit agreement from the PSCW, and if granted, the credit facility will mature on April 23, 2013.

(3)
In April 2010, PGL entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.  Upon entering into the new agreement, the maturing facility was terminated.  The new revolving credit agreement allows for borrowings up to $250.0 million and will mature on April 23, 2013.

(4)	This note is renewed every six months and is used for general corporate purposes.

At March 31, 2010, Integrys Energy Group and its subsidiaries were in compliance with all financial covenants related to outstanding short-term debt.  Integrys Energy Group's and certain subsidiaries' revolving credit agreements contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 10--LONG-TERM DEBT

(Millions)	March 31, 2010	December 31, 2009
WPS	$872.1	$872.1
UPPCO (1)	10.8	10.8
PEC (2)	326.9	327.6
PGL (3)	526.0	576.0
NSG	75.0	75.0
Integrys Energy Group	555.0	555.0
Unsecured term loan – Integrys Energy Group (4)	65.6	65.6
Other term loan (5)	27.0	27.0
Total	2,458.4	2,509.1
Unamortized discount and premium	1.2	2.1
Total debt	2,459.6	2,511.2
Less current portion	(393.4)	(116.5)
Total long-term debt	$2,066.2	$2,394.7

(1)    Prior to November 1, 2010, UPPCO will make a $0.9 million sinking fund payment under the terms of its First Mortgage Bonds.  As a result, this payment is included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at March 31, 2010.

(2)     In January 2011, PEC's $325.0 million, 6.9% unsecured Senior Notes will mature.  PEC also expects to settle an interest rate swap designated as a fair value hedge associated with $50.0 million of the senior notes in January 2011.  At March 31, 2010, the value of the fair value hedge adjustment was $1.9 million.  See Note 3, "Risk Management Activities," for more information on the PEC fair value hedge adjustment.  As a result, the notes and fair value hedge adjustment are included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at March 31, 2010.

(3)     PGL has outstanding $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037, which are currently in a 35-day Auction Rate mode (the interest rate is reset every 35 days through an auction process).  Recent auctions have failed to receive sufficient clearing bids.  As a result, these bonds are priced each 35 days at the maximum auction rate, until such time a successful auction occurs.  The maximum auction rate is determined based on the lesser of the London Interbank Offered Rate or the Securities Industry and Financial Markets Association Municipal Swap Index rate plus a defined premium.  The year-to-date weighted-average interest rate at March 31, 2010 was 0.46% for these bonds.

On March 1, 2010, $50.0 million of PGL's Series MM-2 First and Refunding Mortgage Bonds matured.  PGL repaid the outstanding principal balance on these 4.00% bonds, previously subject to terms and conditions of its First Mortgage Indenture dated January 2, 1926, as supplemented.  Under the terms of the Indenture, substantially all property owned by PGL is pledged as collateral.

(4)
In June 2010, Integrys Energy Group’s $65.6 million unsecured term loan will mature.  As a result, this loan is included in the current portion of long-term debt on Integrys Energy Group's Condensed Consolidated Balance Sheets at March 31, 2010.

(5)
In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of Refunding Tax Exempt Bonds.  The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services.  This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly interest only payments and has a floating interest rate that is reset weekly.  At March 31, 2010, the interest rate was 4.27%.  The loan is to be repaid by April 2021.  Integrys Energy Group agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the loan and the related obligations and indemnities.

At March 31, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective financial covenants related to outstanding long-term debt.  Integrys Energy Group's and certain subsidiaries' long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  In addition, certain long-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

NOTE 11--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to Integrys Energy Group's asset retirement obligations through March 31, 2010.

(Millions)	Utilities	Integrys Energy Services		Total
Asset retirement obligations at December 31, 2009	$194.8	$0.3	*	$195.1
Accretion	2.9	-		2.9
Asset retirement obligations transferred in sale	-	(0.3)		(0.3)
Asset retirement obligations at March 31, 2010	$197.7	$-		$197.7

*      This amount was classified as held for sale at December 31, 2009, as it was related to the sale of generation assets in Northern Maine, which closed in the first quarter of 2010.

NOTE 12--INCOME TAXES

Integrys Energy Group's effective tax rate for the three months ended March 31, 2010, and 2009, was 50.0% and (7.7)%, respectively.

Integrys Energy Group calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items such as the goodwill impairment loss.

The effective tax rate for the three months ended March 31, 2010 was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, Integrys Energy Group expensed $11.8 million of deferred income tax benefits during the quarter ended March 31, 2010, which were previously recognized as a reduction of provision for income taxes.  This additional provision for income taxes will not reoccur in future periods.  Also contributing to the higher effective tax rate was the impact of state income taxes.

The effective tax rate for the three months ended March 31, 2009 was lower than the federal tax rate of 35%, primarily because a large portion (approximately $186.2 million) of the $291.1 million goodwill impairment loss recognized in the first quarter of 2009 was not deductible for income tax purposes.

For the three months ended March 31, 2010, there was no significant change in Integrys Energy Group's liability for unrecognized tax benefits.

NOTE 13--COMMITMENTS AND CONTINGENCIES

General

Amounts ultimately paid as penalties, or eventually determined to be paid in lieu of penalties, may not be deductible for income tax purposes.

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

The obligations described below are as of March 31, 2010.

●
The electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $246.6 million, obligations of $1,122.7 million for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $9.8 million, which extend through 2013.

●	The natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $1,214.3 million, some of which extend through 2028.
●
Integrys Energy Services has obligations related to energy and natural gas supply contracts that extend through 2019 and total $653.7 million.  The majority of these obligations end by 2012, with obligations totaling $88.1 million extending beyond 2012.

●
Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors, which totaled $405.1 million and relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV, including an analysis of the allegations as well as options for resolution with the EPA and has met with the EPA to discuss a possible resolution.  Integrys Energy Group continues to review the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia Plant:
On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  Specifically, the allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed Best Available Control Technology (BACT) limits on emissions should have been obtained for the Columbia generation station, which is jointly owned by Wisconsin Power and Light (WP&L), Madison Gas and Electric Company (MG&E), and WPS, and operated by WP&L.  The NOI also covers similar allegations related to another generation station solely owned by WP&L.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  WP&L is in receipt of the Sierra Club’s initial demand and is in the process of analyzing the allegations, as well as the demand, and has begun discussions with the Sierra Club.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L, WE Energies (Unit 5) and WPS (Unit 4), and operated by WP&L.  WP&L is in the process of analyzing the Sierra Club's actions.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  WP&L is in the process of analyzing the allegations and has begun discussions with the Sierra Club.  Integrys Energy Group is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  The joint owners met with the EPA to begin discussions on a possible resolution and have received the EPA’s initial demand.  WP&L is the operator of these plants and, along with the joint owners, is in the process of analyzing the NOV and the EPA’s initial demand.  Integrys Energy Group is also reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

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

If the EPA brings a claim against WPS, and if it were determined by a court that historic projects at WPS's Pulliam and Weston plants required either a state or federal CAA permit, WPS may, under the applicable statutes, be required, in order to resolve any such claim, to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment and/or impose emission limitations,
●	pay a fine, and/or
●	conduct a supplemental environmental project.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision and the parties have completed filing briefs and are awaiting the appellate court's decision.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  A fourth NOV was issued on December 14, 2009, for a clerical error involving pages missing from a quarterly report.  Corrective actions have been taken for the events in the four NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the condensed consolidated financial statements of Integrys Energy Group.

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

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directs the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  As of March 22, 2010, the WDNR has reopened the permit to address the EPA’s order and, although final resolution is unknown, potential outcomes could include a revised permit.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of March 31, 2010, WPS estimates capital costs of approximately $19 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR, the EPA appealed, and in December 2008, the Court of Appeals reversed the CAIR vacatur and CAIR was reinstated.  The Court of Appeals directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in 2010.  As a result of the Court of Appeals' decision, CAIR is in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $596 million, which includes estimates for both wholly owned and WPS’s share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

Integrys Energy Group's natural gas utilities are responsible for the environmental impacts at 55 manufactured gas plant sites located in Wisconsin, Michigan, and Illinois.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS, MGU, PGL, and NSG.  Twenty of these sites have been transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  Integrys Energy Group estimated and accrued for $655.5 million of future undiscounted investigation and cleanup costs for all sites as of March 31, 2010.  Integrys Energy Group may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  Integrys Energy Group recorded a regulatory asset of $666.0 million, which is net of insurance recoveries received of $56.9 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of March 31, 2010.

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

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the condensed consolidated financial statements of Integrys Energy Group.

Greenhouse Gases

Integrys Energy Group is evaluating both the technical and cost implications that may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program which caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives, and the Kerry-Boxer draft bill, which was introduced in the United States Senate.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the CAA.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

In March 2009, MDEQ began its investigation into this matter.  Depending upon the results of the MDEQ's review of the information provided by UPPCO, the MDEQ, in consultation with the Michigan Attorney General's Office, may assess a fine and/or seek criminal charges against UPPCO, assess a fine and/or seek criminal charges against the former manager who certified the reports, and/or close out the investigation.  In October 2009, the matter was referred to the Delta County District Attorney’s office for potential criminal charges against the former manager.  No charges have been brought against UPPCO as of this time, however it is unknown if a referral will be made relative to the company.  Although a specific date of resolution is unknown, UPPCO has responded to all information requests from the MDEQ.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under certain provisions of the settlement agreement, PEC agreed to provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which PGL and NSG may not seek rate recovery.  The balance of the conservation and weatherization funding that remained unpaid as of March 31, 2010, was $10.2 million, of which $5.2 million was included in other current liabilities, and $5.0 million was included in other long-term liabilities.  PEC also agreed to implement a reconnection program for certain customers.  PGL and NSG took all steps required by the settlement agreement with respect to the reconnection program.  In April 2010, PGL, NSG, the AG, the Citizens Utility Board, and Chicago resolved a disagreement concerning the scope of the reconnection program.  Finally, PEC agreed to internal audits and an external audit of natural gas supply practices.  Four of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit and filed its report on April 10, 2008.  On March 31, 2009, PGL and NSG completed their responses to the external auditor's recommendations.

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

Reconciliations of subsequent periods have been opened but are being held in abeyance pending the outcome of the fiscal 2006 Gas Charge reconciliation cases.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On November 19, 2009, the court entered an order certifying a class composed of customers of PGL and NSG during the period April 26, 2000, through September 30, 2002.  On March 26, 2010, PEC filed a Petition for Leave to Appeal to the Illinois Supreme Court challenging class certification and the petition is currently pending.

NOTE 14--GUARANTEES

The following table shows outstanding guarantees at Integrys Energy Group:

		Expiration
(Millions)	Total Amounts Committed at March 31, 2010	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees supporting commodity transactions of subsidiaries (1)	$1,107.8	$776.9	$62.7	$31.0	$237.2
Standby letters of credit (2)	332.9	331.0	1.8	0.1	-
Surety bonds (3)	3.3	3.1	0.2	-	-
Other guarantees (4)	56.2	-	50.0	-	6.2
Total guarantees	$1,500.2	$1,111.0	$114.7	$31.1	$243.4

(1)
Consists of parental guarantees of $927.2 million to support the business operations of Integrys Energy Services; $100.2 million and $70.4 million, respectively, related to natural gas supply at MERC and MGU; and

$5.0 million at both PEC and IBS to support business operations. These guarantees are not reflected on the Condensed Consolidated Balance Sheets.

(2)
Composed of $322.4 million issued to support Integrys Energy Services' operations; $4.8 million related to letters of credit at WPS; $4.3 million issued for workers compensation coverage in Illinois; and $1.4 million related to letters of credit at UPPCO, MGU, MERC, PGL, and NSG.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(3)	Primarily for workers compensation coverage and obtaining various licenses, permits, and rights of way. Surety bonds are not included on the Condensed Consolidated Balance Sheets.

(4)
Consists of (1) $50.0 million related to the sale agreement for Integrys Energy Services' United States wholesale electric marketing and trading business, which included a number of customary representations, warranties, and indemnification provisions.  In addition, for a two-year period, counterparty payment default risk was retained with approximately 50% of the counterparties associated with the commodity contracts transferred in this transaction.  A $0.8 million liability was recorded related to the fair value of this counterparty payment default risk; (2) a $5.0 million environmental indemnification provided by Integrys Energy Services related to the sale of the Stoneman generation facility, under which Integrys Energy Group expects that the likelihood of required performance is remote; and (3) $1.2 million related to other indemnifications and workers compensation coverage.

Integrys Energy Group has provided total parental guarantees of $1,334.0 million on behalf of Integrys Energy Services as shown in the table below.  Integrys Energy Group's exposure under these guarantees (excluding exposure secured by standby letters of credit) related to open transactions at March 31, 2010, was approximately $548 million.

(Millions)	March 31, 2010
Guarantees supporting commodity transactions	$927.2
Standby letters of credit	322.4
Guarantees of subsidiary debt *	27.0
Surety bonds	1.7
Other	55.7
Total guarantees	$1,334.0

*
Consists of outstanding debt at an Integrys Energy Services subsidiary, which is not included in the total Integrys Energy Group guarantee amounts above, because the debt is reflected on the Condensed Consolidated Balance Sheets.

NOTE 15--EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost for Integrys Energy Group's benefit plans for the three months ended March 31:

	Pension Benefits		Other Benefits
(Millions)	2010	2009	2010	2009
Service cost	$10.9	$9.3	$4.5	$3.7
Interest cost	20.6	19.8	7.1	7.1
Expected return on plan assets	(22.3)	(23.2)	(4.7)	(4.4)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior service cost (credit)	1.3	1.2	(1.0)	(1.0)
Amortization of net actuarial loss	2.9	0.2	0.7	0.3
Amortization of merger related regulatory adjustment (1)	-	2.8	-	0.5
Regulatory deferral (2)	1.1	(0.8)	(0.3)	(0.4)
Net periodic benefit cost	$14.5	$9.3	$6.4	$5.9

(1)
Effective with the 2010 rate order, PGL and NSG reflect pension and other postretirement benefit costs in rates using Integrys Energy Group's accounting basis, which was established at the time of the February 2007 PEC merger.  As a result, the merger related regulatory adjustment was eliminated.  Pursuant to the 2010 rate order, a new regulatory asset was established for the remaining cumulative difference that existed between the accounting bases of PGL/NSG and Integrys Energy Group in the pension and other postretirement benefit obligations. The amortization of this regulatory asset over the average remaining service lives of the participating employees is not included as a component of net periodic benefit cost.

(2)
The PSCW authorized WPS to recover its net increased 2009 pension costs and to refund its net decreased 2009 other postretirement benefit costs as part of the limited rate case re-opener for 2010.  Amortization and recovery/refund of these costs will occur throughout 2010.

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are included in accumulated OCI for Integrys Energy Group's nonregulated entities and are recorded as net regulatory assets for the utilities.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2010, contributions made to the pension and other postretirement benefit plans were not significant.  Integrys Energy Group expects to contribute $66.4 million to its pension plans and $35.7 million to its other postretirement benefit plans during the remainder of 2010.

NOTE 16--STOCK-BASED COMPENSATION

Stock Options

Compensation cost recognized for stock options during the three months ended March 31, 2010, and 2009, was not significant.  As of March 31, 2010, $2.4 million of compensation cost related to unvested and outstanding stock options was expected to be recognized over a weighted-average period of 3.2 years.

Cash received from option exercises during the three months ended March 31, 2010, was $9.6 million.  The tax benefit realized from these option exercises was $3.9 million.

A summary of stock option activity for the three months ended March 31, 2010, and information related to outstanding and exercisable stock options at March 31, 2010, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2009	3,133,286	$47.06
Granted	554,092	41.58
Exercised	259,926	36.93		$2.7
Forfeited	39,906	47.03		0.1
Expired	58,249	49.68		-
Outstanding at March 31, 2010	3,329,297	$46.90	6.72	$8.7
Exercisable at March 31, 2010	1,954,161	$48.34	5.34	$3.5

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2010.  This is calculated as the difference between Integrys Energy Group's closing stock price on March 31, 2010, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

Compensation cost recorded for performance stock rights during the three months ended March 31, 2010, and 2009, was not significant.  As of March 31, 2010, $6.4 million of compensation cost related to unvested and outstanding performance stock rights was expected to be recognized over a weighted-average period of 2.5 years.

A summary of the activity related to performance stock rights for the three months ended March 31, 2010, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	301,090	$45.33
Granted	150,481	42.45
Distributed	45,847	53.29
Expired	26,009	53.45
Forfeited	37,849	42.54
Outstanding at March 31, 2010	341,866	$42.69

Restricted Shares and Restricted Share Units

The fair value of restricted share units granted in 2010 was based on Integrys Energy Group's closing stock price on the grant date.

Compensation cost recognized for these awards during the three months ended March 31, 2010, and 2009, was not significant.  As of March 31, 2010, $11.8 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 3.0 years.

A summary of the activity related to restricted share and restricted share unit awards for the three months ended March 31, 2010, is presented below:

	Restricted Shares and Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	346,858	$45.55
Granted	209,252	41.64
Distributed	88,341	45.37
Forfeited	29,094	44.10
Outstanding at March 31, 2010	438,675	$43.82

NOTE 17--COMPREHENSIVE INCOME (LOSS)

Integrys Energy Group's total comprehensive income (loss) was as follows:

	Three Months Ended March 31
(Millions)	2010	2009
Net income (loss) attributed to common shareholders	$49.5	$(180.2)
Cash flow hedges, net of tax *	(12.4)	(30.7)
Foreign currency translation, net of tax	0.8	(0.5)
Amortizations of unrecognized pension and other postretirement benefit costs, net of tax	0.5	(0.2)
Total comprehensive income (loss)	$38.4	$(211.6)

*	For the three months ended March 31, 2010, and 2009, the tax benefit was $5.7 million and $20.2 million, respectively.

The following table shows the changes to Integrys Energy Group's accumulated other comprehensive loss from December 31, 2009, to March 31, 2010.

(Millions)	Three Months Ended March 31, 2010
December 31, 2009 balance	$(44.0)
Cash flow hedges	(12.4)
Foreign currency translation	0.8
Amortizations of unrecognized pension and other postretirement benefit costs	0.5
March 31, 2010 balance	$(55.1)

NOTE 18--COMMON EQUITY

Integrys Energy Group's reconciliation of shares outstanding was as follows:

	March 31, 2010			December 31, 2009
	Shares	Average Cost		Shares	Average Cost
Common stock issued	76,806,208			76,418,843
Less:
Deferred compensation rabbi trust	368,813	$42.57	(1)	402,839	$42.58	(1)
Restricted stock	29,573	$55.06	(2)	35,861	$55.33	(2)
Total shares outstanding	76,407,822			75,980,143

(1)    Based on Integrys Energy Group’s stock price on the day the shares entered the deferred compensation rabbi trust.  Shares paid out of the trust are valued at the average cost of shares in the trust.

(2) Based on the grant date fair value of the restricted stock.

Beginning February 11, 2010, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  From January 1, 2010 to February 11, 2010, and during 2009, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of these plans.

Integrys Energy Group had the following changes to issued common stock during the three months ended March 31, 2010:

Integrys Energy Group's common stock shares
Common stock at December 31, 2009	76,418,843
Shares issued
Stock Investment Plan	172,251
Stock-based compensation	219,367
Restricted stock shares retired	(4,253)
Common stock at March 31, 2010	76,806,208

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common stock shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities.  Such dilutive items include in-the-money stock options, performance stock rights, and restricted stock.  The calculation of diluted earnings per share for the three months ended March 31, 2010, excluded 1.8 million out-of-the-money stock options that had an anti-dilutive effect.  The effects of an insignificant number of in-the-money securities were not included in the computation for the three months ended March 31, 2009, because there was a net loss during the period, which would cause the impact to be anti-dilutive.  The calculation of diluted earnings per share for the three months ended March 31, 2009 also excluded 3.2 million out-of-the-money stock options that had an anti-dilutive effect.  The following table reconciles the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31
(Millions, except per share amounts)	2010	2009

Numerator:
Net income (loss) from continuing operations	$50.2	$(179.5)
Discontinued operations, net of tax	0.1	-
Preferred stock dividends of subsidiary	(0.8)	(0.8)
Noncontrolling interest in subsidiaries	-	0.1
Net income (loss) attributed to common shareholders	$49.5	$(180.2)

Denominator:
Average shares of common stock – basic	76.9	76.7
Effect of dilutive securities
Stock-based compensation	0.3	-
Average shares of common stock – diluted	77.2	76.7

Earnings (loss) per common share
Basic	$0.64	$(2.35)
Diluted	0.64	(2.35)

NOTE 19--VARIABLE INTEREST ENTITIES

Effective January 1, 2010, Integrys Energy Group implemented SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" (now incorporated as part of the Consolidation Topic of the FASB ASC).  Integrys Energy Group has variable interests in two entities through power purchase agreements relating to the cost of fuel.  In these cases, Integrys Energy Group has considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity.  For a variety of reasons, including the length of the remaining term of the contracts compared with the remaining lives of the plants and the fact that Integrys Energy Group does not have the power to direct the operations of the facilities, Integrys Energy Group has determined it is not the primary beneficiary of these variable interest entities.

As of March 31, 2010, the carrying amount of assets and liabilities on the Condensed Consolidated Balance Sheets that relate to the involvement with these variable interest entities are related to working capital accounts and represent the amounts owed by Integrys Energy Group for the current deliveries of power.  Integrys Energy Group has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entities.

In 2008, Integrys Energy Group contributed certain assets to LGS Renewables I, L.C. in exchange for a 50% interest in the entity.  Simultaneously, Integrys Energy Group entered into a loan agreement with LGS Renewables I, L.C. to finance the development and construction of a pipeline project to provide landfill gas to a customer.  Integrys Energy Group determined at the time that the entity is a variable interest entity and that Integrys Energy Group is the primary beneficiary of the entity.  Integrys Energy Group updated its conclusion upon implementation of the new standard and continued to conclude that Integrys Energy Group is the primary beneficiary.  Therefore, Integrys Energy Group’s condensed consolidated financial statements include the results of LGS Renewables I, L.C.

At March 31, 2010, Integrys Energy Group’s variable interests in LGS include its equity investment and loans of $24.9 million.  Integrys Energy Group’s maximum exposure to loss as a result of this partnership is equal to advances under the loan agreement.  Its equity investment is insignificant.

The carrying amounts and classifications of the above consolidated variable interest entity assets and liabilities included in Integrys Energy Group condensed consolidated financial statements were:

(Millions)	March 31, 2010	December 31, 2009
Current assets	$1.5	$0.8
Property, plant and equipment	16.8	17.1
Other long-term assets	4.9	4.8
Total assets	$23.2	$22.7
Current notes payable to affiliates	$2.4	$2.0
Other current liabilities	0.4	0.5
Notes payable to affiliates	22.5	22.2
Total equity	(2.1)	(2.0)
Total liabilities and equity	$23.2	$22.7

NOTE 20--FAIR VALUE

Fair Value Measurements

In the three months ended March 31, 2010, Integrys Energy Group identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the quarter ended March 31, 2010, and therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show Integrys Energy Group's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	March 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Assets

Risk Management Assets
Utility Segments
Financial transmission rights	$-	$-	$1.9	$1.9
Natural gas contracts	0.1	1.2	-	1.3
Petroleum product contracts	0.2	-	-	0.2

Nonregulated Segments
Natural gas contracts	74.3	162.4	45.3	282.0
Power contracts	34.7	375.2	234.2	644.1
Interest rate swaps	-	1.9	-	1.9
Foreign exchange contracts	0.1	1.7	-	1.8
Total Risk Management Assets	109.4	542.4	281.4	933.2

Other Assets	0.1	-	-	0.1

Liabilities

Risk Management Liabilities
Utility Segments
Financial transmission rights	-	-	0.4	0.4
Natural gas contracts	2.6	51.7	-	54.3

Nonregulated Segments
Natural gas contracts	74.8	198.7	8.5	282.0
Power contracts	60.0	435.6	366.5	862.1
Interest rate swaps	-	4.3	-	4.3
Foreign exchange contracts	1.7	0.1	-	1.8
Total Risk Management Liabilities	139.1	690.4	375.4	1,204.9

Long-term debt hedged by fairvalue hedge	-	51.9	-	51.9

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$284.9	$439.6	$1,593.0	$2,317.5
Other	0.1	-	-	0.1
Liabilities
Risk management liabilities	336.4	582.2	1,471.6	2,390.2
Long-term debt hedged by fair value hedge	-	52.6	-	52.6

Integrys Energy Group determined the fair values above using a market based approach that incorporates observable market inputs where available, and internally developed inputs where observable market data is not readily available.  For the unobservable inputs, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  These factors include not only the credit standing of the counterparties involved, but also the impact of Integrys Energy Group's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates.  For more information on Integrys Energy Group's derivative instruments, see Note 3, "Risk Management Activities."

When possible, Integrys Energy Group bases the valuations of its risk management assets and liabilities on quoted prices for identical assets in active markets.  These valuations are classified in Level 1.  The valuations of certain contracts include inputs related to market price risk (commodity or interest rate), price volatility (for option contracts), price correlation (for cross commodity contracts), credit risk, and time value.  These inputs are available through multiple sources, including brokers and over-the-counter and online exchanges.  Transactions valued using these inputs are classified in Level 2.

Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.  The primary reasons for a Level 3 classification are as follows:

●	While price curves may have been based on observable information, significant assumptions may have been made regarding seasonal or monthly shaping and locational basis differentials.
●
Certain transactions were valued using price curves that extended beyond the quoted period.  Assumptions were made to extrapolate prices from the last quoted period through the end of the transaction term, primarily through use of historically settled data or using correlations to other locations.

Integrys Energy Group recognizes transfers between the levels of the fair value hierarchy at the end of the reporting period.

The following table shows the transfers between the levels of the fair value hierarchy during the three months ended March 31, 2010.  All the transfers that occurred during the period related to power contracts in the nonregulated segment.

(Millions)	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$(9.9)	$(14.3)
Transfers into Level 2 from	$-	N/A	$23.2
Transfers into Level 3 from	$-	$(4.4)	N/A

Derivatives are transferred in or out of Level 3 primarily due to changes in the source of data used to construct price curves as a result of changes in market liquidity.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

Three Months Ended March 31, 2010	Nonregulated Segments		Utility Segments
(Millions)	Natural gas	Power	Financial transmission rights	Total
Balance at the beginning of the period	$31.4	$86.5	$3.5	$121.4
Net realized and unrealized gain (loss) includedin earnings	17.2	(94.8)	(0.1)	(77.7)
Net realized loss recorded as regulatoryassets or liabilities	-	-	(2.0)	(2.0)
Net unrealized loss included in othercomprehensive loss	-	(13.2)	-	(13.2)
Net purchases and settlements	(11.8)	(97.5)	0.1	(109.2)
Net transfers into Level 3	-	(4.4)		(4.4)
Net transfers out of Level 3	-	(8.9)	-	(8.9)
Balance at the end of the period	36.8	(132.3)	1.5	(94.0)

Net unrealized gain (loss) included inearnings related to instruments still heldat the end of the period	17.2	(94.8)	-	(77.6)

Three Months Ended March 31, 2009
(Millions)
Balance at the beginning of period	$182.0
Net realized and unrealized gain included in earnings	73.2
Net unrealized loss recorded as regulatory assets or liabilities	(0.1)
Net unrealized loss included in other comprehensive loss	(18.0)
Net purchases and settlements	(18.0)
Net transfers in/out of Level 3	(87.5)
Balance at the end of period	$131.6

Net unrealized gain included in earnings related toinstruments still held at the end of period	75.6

Unrealized gains and losses included in earnings related to Integrys Energy Services' risk management assets and liabilities are recorded through nonregulated revenue on the Condensed Consolidated Statements of Income.  Realized gains and losses on these same instruments are recorded in nonregulated revenue or nonregulated cost of fuel, natural gas, and purchased power, depending on the nature of the instrument.  Unrealized gains and losses on Level 3 derivatives at the utilities are deferred as regulatory assets or liabilities.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on these instruments flow through utility cost of fuel, natural gas, and purchased power on the Condensed Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on the Condensed Consolidated Balance Sheets of Integrys Energy Group that are not recorded at fair value.

	March 31, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,459.6	$2,530.1	$2,511.2	$2,543.6
Preferred stock	51.1	46.5	51.1	44.3

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

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 21--MISCELLANEOUS INCOME

Integrys Energy Group's total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2010	2009
Equity earnings on investments	$19.7	$18.4
Gain on sale of property	-	1.8
Other	0.7	0.9
Total miscellaneous income	$20.4	$21.1

NOTE 22--REGULATORY ENVIRONMENT

Wisconsin

2011 Rate Case

On April 1, 2010, WPS filed an application with the PSCW to increase retail electric and natural gas rates $64.2 million (6.9%) and $5.0 million (1.2%), respectively, with rates effective January 1, 2011.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 53.62% in WPS’s regulatory capital structure.  The proposed retail electric and natural gas rate increases for 2011 are being driven by decreased sales due primarily to the ongoing economic recession and increased energy efficiency efforts by customers, the amortization in 2011 of deferred amounts under WPS’s electric Revenue Stabilization Mechanism, and increased payments to the Wisconsin Focus on Energy program.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel costs, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, will be refunded to customers based on April 2010 sales.  As of March 31, 2010, the remaining balance of the 2008 and 2009 fuel cost over-collections to be refunded to customers in 2010 was $24.4 million, which has been recorded as a short-term regulatory liability.  Fuel cost over/under-recovery impacts related to the Weston 4 power plant exfoliation issue remain open for 2008 and 2009 and have been delayed to a future rate proceeding.

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

Michigan

2010 UPPCO Rates

On December 16, 2009, the MPSC issued a final written order authorizing UPPCO a retail electric rate increase of $6.5 million, effective January 1, 2010.  The new rates reflect a 10.90% return on common equity and a common equity ratio of 54.83% in UPPCO’s regulatory capital structure.  The order includes approval of a decoupling mechanism, as well as an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, both effective January 1, 2010.

2010 MGU Rates

On December 16, 2009, the MPSC issued a final written order authorizing MGU a retail natural gas rate increase of $3.5 million, effective January 1, 2010.  The filing includes a 10.75% return on common equity and a common equity ratio of 50.26% in MGU’s regulatory capital structure.  The order includes approval of an uncollectibles expense tracking mechanism, which allows for the deferral and subsequent recovery or refund of 80% of the difference between actual write-offs (net of recoveries) and bad debt expense included in utility rates, effective January 1, 2010.  The decoupling mechanism proposed in the rate case is being contested and was not part of the order.  An MPSC decision on decoupling is expected in the second quarter of 2010.

2009 MGU Rates

On January 13, 2009, the MPSC issued a final written order for MGU approving a settlement agreement authorizing an annual retail natural gas rate increase of $6.0 million, effective January 14, 2009.  The new rates reflected a 10.45% return on common equity and a common equity ratio of 50.01% in MGU’s regulatory capital structure.

Illinois

2010 Rates

On January 21, 2010, the ICC issued a final written order authorizing a retail natural gas rate increase of $69.8 million for PGL and $13.9 million for NSG, effective January 28, 2010.  The rates for PGL reflect a 10.23% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The ICC approved a rider mechanism to recover the costs, above an annual baseline, of an accelerated natural gas main replacement program by PGL through a special charge on customers' bills, known as Rider ICR.  In February 2010, prior to the ICC granting rehearing on this issue, PGL filed Rider ICR with a $51.85 million annual baseline.  On rehearing, PGL proposed a baseline of $45.28 million with an annual escalation factor.  No party filed testimony opposing the proposal.  Recovery of costs for the accelerated gas main replacement program will begin in 2011 with the first Rider ICR charges being effective April 1, 2011.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  PGL and NSG, as well as Chicago, the AG, and the Citizens Utility Board, filed requests for rehearing in February 2010, all addressing Rider ICR.  On March 10, 2010, the ICC voted to grant rehearing on the Rider ICR annual baseline determination and denied all other rehearing requests, including requests about other aspects of Rider ICR with a rehearing order expected in the summer of 2010.  The AG, the Citizens Utility Board, PGL, and NSG filed appeals with the Illinois appellate court of the ICC's order denying rehearing on certain other issues.

Recent Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  SB 1918 contains a provision that allows PGL and NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  PGL and NSG filed their respective riders with the ICC in September 2009, and began recording the effects of this provision at that time.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers that PGL and NSG are offering as a transition program in 2010 and 2011, with a permanent program to begin no later than September 1, 2011, as well as an on-bill financing program that PGL and NSG filed in February 2010 with a requested June 2011 effective date.  The on-bill financing program will allow certain residential customers of PGL and NSG to borrow funds from a third party lender to purchase energy efficiency measures and pay back the borrowed funds over time through a charge on their utility bill.  No later than October 1, 2010, PGL and NSG must file an EEP to meet specified energy efficiency standards, with the first program year beginning June 2011.  The legislation did not have a significant impact on PGL or NSG during the quarter ended March 31, 2010.

2008 Rates

On February 5, 2008, the ICC issued a final written order authorizing a retail natural gas rate increase of $71.2 million for PGL and a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for PGL reflected a 10.19% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows PGL and NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Legislation was introduced, but not enacted, at the Illinois state legislature to roll back decoupling.  Integrys Energy Group actively supports the ICC's decision to approve this rate setting mechanism.  The order also approved an EEP, which allows PGL and NSG to recover up to $6.4 million and $1.1 million per year, respectively, of energy efficiency costs.  This EEP is separate from, and will be replaced by, the SB 1918 required EEP.

On March 26, 2008, the ICC denied PGL's and NSG's request for rehearing of their rate orders, and all but one such request from interveners, which only affected PGL.  The ICC approved a stipulation resolving the rehearing issue.  Following the stipulation approval, PGL and NSG and four other parties filed appeals with the Illinois appellate court.  Issues on appeal include the decoupling mechanism.

Minnesota

2010 Rates

On December 4, 2009, the MPUC approved a final written order authorizing MERC a retail natural gas rate increase of $15.4 million, effective January 1, 2010.  The new rates reflect a 10.21% return on common equity and a common equity ratio of 48.77% in its regulatory capital structure.  Since the final approved rate increase was lower than the interim rate increase that went into effect in October 2008, refunds were made to customers in March 2010.

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

NOTE 23--SEGMENTS OF BUSINESS

At March 31, 2010, Integrys Energy Group reported five segments, which are described below.

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

The tables below present information for the respective periods pertaining to Integrys Energy Group's reportable segments:

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Electric Utility	Natural Gas Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended March 31, 2010
External revenues	$330.1	$926.5	$-	$1,256.6	$643.8	$3.0	$-	$1,903.4
Intersegment revenues	4.8	0.2	-	5.0	0.8	-	(5.8)	-
Restructuring expense	-	-	-	-	2.5	0.2	-	2.7
Net loss on Integrys Energy Services’ dispositions related to strategy change	-	-	-	-	39.8	-	-	39.8
Depreciation and amortization expense	24.4	30.7	-	55.1	4.7	4.4	-	64.2
Miscellaneous income (expense)	0.2	0.5	19.5	20.2	0.5	10.5	(10.8)	20.4
Interest expense (income)	10.8	13.1	-	23.9	3.4	22.9	(10.8)	39.4
Provision (benefit) for income taxes	18.1	56.6	7.9	82.6	(28.9)	(3.6)	-	50.1
Net income (loss) from continuing operations	26.7	69.9	11.6	108.2	(48.6)	(9.4)	-	50.2
Discontinued operations	-	-	-	-	0.1	-	-	0.1
Preferred stock dividends of subsidiary	(0.6)	(0.2)	-	(0.8)	-	-	-	(0.8)
Net income (loss) attributed to common shareholders	26.1	69.7	11.6	107.4	(48.5)	(9.4)	-	49.5

	Regulated Operations				Nonutility and Nonregulated Operations
(Millions)	Electric Utility	Natural Gas Utility	Electric Transmission Investment	Total Regulated Operations	Integrys Energy Services	Holding Company and Other	Reconciling Eliminations	Integrys Energy Group Consolidated

Three Months Ended March 31, 2009
External revenues	$317.9	$1,096.6	$-	$1,414.5	$1,783.5	$2.8	$-	$3,200.8
Intersegment revenues	11.8	0.2	-	12.0	0.6	-	(12.6)	-
Goodwill impairment loss	-	291.1	-	291.1	-	-	-	291.1
Depreciation and amortization expense	22.4	25.8	-	48.2	5.1	3.6	-	56.9
Miscellaneous income (expense)	0.9	1.2	18.0	20.1	0.9	13.7	(13.6)	21.1
Interest expense (income)	10.5	13.6	-	24.1	3.1	29.1	(13.6)	42.7
Provision (benefit) for income taxes	14.3	4.0	7.2	25.5	(14.5)	1.8	-	12.8
Net income (loss)	27.7	(172.9)	10.8	(134.4)	(29.2)	(15.9)	-	(179.5)
Preferred stock dividends of subsidiary	(0.6)	(0.2)	-	(0.8)	-	-	-	(0.8)
Net income (loss) attributed to common shareholders	27.1	(173.1)	10.8	(135.2)	(29.1)	(15.9)	-	(180.2)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and Integrys Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2009.

SUMMARY

Integrys Energy Group is a diversified energy holding company with regulated electric and natural gas utility operations (serving customers in Illinois, Michigan, Minnesota, and Wisconsin), nonregulated energy operations, and an approximate 34% equity ownership interest in ATC (a federally regulated electric transmission company operating in Wisconsin, Michigan, Minnesota, and Illinois).

RESULTS OF OPERATIONS

First Quarter 2010 Compared with First Quarter 2009

	Three Months Ended March 31		Change in 2010 Over
(Millions, except per share amounts)	2010	2009	2009

Natural gas utility operations	$69.7	$(173.1)	N/A
Electric utility operations	26.1	27.1	(3.7)%
Integrys Energy Services’ operations	(48.5)	(29.1)	66.7%
Electric transmission investment	11.6	10.8	7.4%
Holding company and other operations	(9.4)	(15.9)	(40.9)%

Net income (loss) attributed to common shareholders	$49.5	$(180.2)	N/A

Basic earnings (loss) per share	$0.64	$(2.35)	N/A
Diluted earnings (loss) per share	$0.64	$(2.35)	N/A

Average shares of common stock
Basic	76.9	76.7	0.3%
Diluted	77.2	76.7	0.7%

Summary of Financial Results

Integrys Energy Group recognized net income attributed to common shareholders of $49.5 million ($0.64 diluted earnings per share) for the quarter ended March 31, 2010, compared with a net loss attributed to common shareholders of $180.2 million ($2.35 net loss per share) for the quarter ended March 31, 2009.  Significant factors impacting the $229.7 million increase in earnings were as follows (and are discussed in more detail thereafter):

•
Earnings at the regulated natural gas utility segment increased $242.8 million, driven by the positive quarter-over-quarter impact of a $248.8 million after-tax non-cash goodwill impairment loss recorded in the first quarter of 2009.  Earnings also benefited $15.0 million from rate increases implemented at certain natural gas utilities in the first quarter of 2010 and $4.0 million from an after-tax decrease in bad debt expense. These positive impacts were partially offset by a $6.6 million after-tax decrease in margin related to lower quarter-over-quarter volumes, net of decoupling, a non-recurring $6.5 million increase in provision for income taxes related to new health care legislation, which eliminated the deductibility of payments for retiree prescription drugs subject to a federal subsidy, and higher operating expenses.  Higher operating expenses included a $4.4 million after-tax increase in employee benefit costs, a $2.9 million after-tax increase in depreciation and amortization expense related to recovery under a new rate order, and a $1.9 million after-tax increase related to energy efficiency initiatives.

•
Earnings at the regulated electric utility segment decreased $1.0 million, driven by a $5.0 million after-tax increase in operating expenses, primarily related to increases in employee benefit costs, electric transmission expense, and customer assistance expense.  Federal health care legislation enacted in March 2010 also had a non-recurring $4.5 million negative impact on electric earnings as a result of an increase in provision for income taxes, since payments for retiree prescription drugs subject to a federal subsidy will no longer be deductible under the new legislation.  The decrease in regulated electric utility segment earnings was partially offset by a $7.3 million after-tax increase in margin, primarily related to lower fuel and purchased power costs incurred in the first quarter of 2010, compared with fuel and purchased power cost recovery rates set in 2009 (which WPS was allowed to retain as part of its limited rate case re-opener for 2010), as well as retail rate increases at WPS and UPPCO.

•
The net loss at Integrys Energy Services increased $19.4 million, driven by after-tax losses on dispositions of $23.9 million, primarily related to the divestiture of the United States wholesale electric marketing and trading business.  These losses primarily resulted from the same mark-to-market timing differences that have historically caused earnings volatility within Integrys Energy Services.  Also contributing to the increase in Integrys Energy Services’ net loss was a $5.9 million after-tax decrease in Integrys Energy Services’ margin quarter-over-quarter, primarily related to lower realized natural gas and electric margins driven by Integrys Energy Services’ strategy change, as well as the negative quarter-over-quarter impact of withdrawals of natural gas from storage for which inventory valuation adjustments were previously recorded, partially offset by the positive quarter-over-quarter impact of lower non-cash accounting losses due to derivative fair value adjustments.  The increase in Integrys Energy Services’ net loss was partially offset by an after-tax decrease in operating and maintenance expenses of $11.3 million.

•	Earnings at the electric transmission investment segment increased $0.8 million, due to an increase in income from Integrys Energy Group's ownership interest in ATC.

•
The net loss at the holding company and other segment decreased $6.5 million, largely due to a quarter-over-quarter decrease in the effective tax rate for this segment.  The effective tax rate of this segment includes the effect of certain state income taxes at the consolidated level that are not allocated to other segments.  One specific item affecting income tax expense for this segment during the first quarter of 2009 was the negative impact of a February 2009 tax law change in Wisconsin.  Also contributing to the decrease in net loss at this segment was lower short-term external interest expense.

Utility Operations

For the quarters ended March 31, 2010, and 2009, utility operations included the regulated natural gas utility segment, consisting of the regulated natural gas operations of PGL, WPS, MERC, MGU, and NSG, and the regulated electric segment, consisting of the regulated electric operations of WPS and UPPCO.

Regulated Natural Gas Utility Segment Operations

			Change in
	Three Months Ended March 31		2010 Over
(Millions, except heating degree days)	2010	2009	2009

Revenues	$926.7	$1,096.8	(15.5)%
Purchased natural gas costs	607.4	776.3	(21.8)%
Margins	319.3	320.5	(0.4)%

Operating and maintenance expense	140.5	151.1	(7.0)%
Goodwill impairment loss *	-	291.1	(100.0)%
Depreciation and amortization expense	30.7	25.8	19.0%
Taxes other than income taxes	9.0	9.0	-

Operating income (loss)	139.1	(156.5)	N/A

Miscellaneous income	0.5	1.2	(58.3)%
Interest expense	(13.1)	(13.6)	(3.7)%
Other expense	(12.6)	(12.4)	1.6%

Income (loss) before taxes	$126.5	$(168.9)	N/A

Throughput in therms
Residential	736.5	795.9	(7.5)%
Commercial and industrial	224.5	253.3	(11.4)%
Interruptible	16.1	18.0	(10.6)%
Interdepartmental	3.3	2.1	57.1%
Transport	601.4	613.4	(2.0)%
Total sales in therms	1,581.8	1,682.7	(6.0)%

Weather
Average heating degree days	3,282	3,587	(8.5)%

*      See Note 8, "Goodwill and Other Intangible Assets," for more information.

First Quarter 2010 Compared with First Quarter 2009

Regulated natural gas utility segment revenue decreased $170.1 million quarter-over-quarter, driven by:

•
An approximate $115 million decrease in revenue as a result of an approximate 14% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utilities during the quarter ended March 31, 2010, compared with the same quarter in 2009.  For all of Integrys Energy Group's regulated natural gas utilities, prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $65 million decrease in revenue as a result of lower natural gas throughput volumes, driven by:

	-	An approximate $54 million decrease as a result of warmer quarter-over-quarter weather during the first quarter heating season, evidenced by the 8.5% decrease in average heating degree days.

-
An approximate $17 million decrease related to lower volumes, including residential customer volumes, resulting from customer conservation and efficiency efforts.  Lower volumes were also experienced by commercial and industrial customers, resulting from reduced demand related to changes in customers' plant operations and a decline in customer base at PGL, NSG, and MGU, both of which Integrys Energy Group attributed to the general economic slowdown.

-
A partially offsetting approximate $6 million net positive quarter-over-quarter impact of decoupling mechanisms for residential, small commercial and industrial, and transportation customers at PGL, NSG, and WPS.  Under decoupling, these utilities are allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.

•	An approximate $15 million decrease in revenue from lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites.

•
The decrease in revenue was partially offset by the approximate $25 million positive impact of natural gas distribution rate orders at the regulated natural gas utilities.  See Note 22, "Regulatory Environment," for more information on these rate orders.

-
PGL and NSG received final rate orders from the ICC for retail natural gas distribution rate increases that were effective January 28, 2010, which had an approximate $18 million positive impact on revenue.

	-	WPS received a final rate order from the PSCW for a retail natural gas distribution rate increase that was effective January 1, 2010, which had an approximate $6 million positive impact on revenue.

	-	MGU received a final rate order from the MPSC for a retail natural gas distribution rate increase that was effective January 1, 2010, which had an approximate $1 million positive impact on revenue.

Margins

Regulated natural gas utility segment margin decreased $1.2 million quarter-over-quarter, driven by:

•
An approximate $15 million decrease in margin due to lower recovery of environmental cleanup expenditures related to former manufactured gas plant sites.  This decrease in margin was offset by a decrease in operating expense from the amortization of the related regulatory asset and, therefore, had no impact on earnings.

•
An approximate $11 million decrease in margin resulting from the 6.0% decrease in natural gas throughput volumes attributed to warmer quarter-over-quarter weather, customer conservation and efficiency efforts, and the negative impact from the general economic slowdown.  This decrease in margin includes an approximate $6 million net positive impact from decoupling mechanisms in place at PGL, NSG, and WPS.  The decoupling mechanism for WPS's natural gas utility includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached prior to the end of the first quarter of 2010, negatively impacting WPS’s natural gas margin quarter-over-quarter by $1.1 million.  Additionally, no decoupling deferral can be recorded at WPS if there are any additional shortfalls from authorized margin for the remainder of 2010.

•	The decrease in margin was partially offset by the approximate $25 million positive impact of rate orders at the regulated natural gas utilities.

Operating Income (Loss)

Operating income at the regulated natural gas utility segment increased $295.6 million, from an operating loss of $156.5 million in the first quarter of 2009, to operating income of $139.1 million in the first quarter of 2010.  This increase was primarily driven by the positive impact of a $291.1 million non-cash goodwill impairment loss that was recorded in the first quarter of 2009, and a quarter-over-quarter $5.7 million decrease in other operating expenses, partially offset by the $1.2 million decrease in natural gas margin.  See Note 8, "Goodwill and Other Intangible Assets," for information related to the goodwill impairment loss recorded in 2009.

The $5.7 million quarter-over-quarter decrease in other operating expenses primarily related to:

•
An approximate $15 million decrease in amortization of the regulatory asset related to environmental cleanup expenditures of manufactured gas plant sites.  These costs were recovered from customers in rates.

•	A $6.7 million decrease in bad debt expense, primarily related to the impact lower volumes and lower energy prices had on overall accounts receivable balances.

•	These decreases were partially offset by:

-
A $7.3 million increase in employee benefit costs, partially related to an increase in pension and post-retirement medical expenses, resulting from the amortization of negative investment returns from 2008 and a decrease in the discount rate utilized in the most recent valuation.

-
A $4.9 million increase in depreciation and amortization expense, primarily related to the ICC's rate order for PGL and NSG, effective January 28, 2010, which allows recovery of net dismantling costs by including it as a component of depreciation rates applied to natural gas distribution assets.

	-	A $3.2 million increase in operating expenses related to energy conservation programs and enhanced efficiency initiatives.

Regulated Electric Utility Segment Operations

			Change in
(Millions, except heating degree days)	Three Months Ended March 31		2010 Over
	2010	2009	2009

Revenues	$334.9	$329.7	1.6%
Fuel and purchased power costs	140.4	147.4	(4.7)%
Margins	194.5	182.3	6.7%

Operating and maintenance expense	102.5	96.3	6.4%
Depreciation and amortization expense	24.4	22.4	8.9%
Taxes other than income taxes	12.2	12.0	1.7%

Operating income	55.4	51.6	7.4%

Miscellaneous income	0.2	0.9	(77.8)%
Interest expense	(10.8)	(10.5)	2.9%
Other expense	(10.6)	(9.6)	10.4%

Income before taxes	$44.8	$42.0	6.7%

Sales in kilowatt-hours
Residential	792.8	843.1	(6.0)%
Commercial and industrial	2,027.0	1,998.9	1.4%
Wholesale	1,211.7	1,135.4	6.7%
Other	11.2	11.5	(2.6)%
Total sales in kilowatt-hours	4,042.7	3,988.9	1.3%

Weather
WPS:
Heating degree days	3,444	3,971	(13.3)%
UPPCO:
Heating degree days	3,592	4,249	(15.5)%

First Quarter 2010 Compared with First Quarter 2009

Revenues

Regulated electric utility segment revenues increased $5.2 million quarter-over-quarter, driven by:

•
An approximate $8 million increase in opportunity sales at WPS, made possible by a combination of an increase in available capacity (which resulted from lower residential, small commercial and industrial, and contracted wholesale sales), and low-cost generation at Weston 4.

•
An approximate $5 million increase due to a 6.1% increase in sales volumes to large commercial and industrial customers related to changes in plant operations, which Integrys Energy Group attributes mainly to improving general economic conditions.

•	An approximate $3 million increase in revenues related to retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

•	These increases in regulated electric utility segment revenues were partially offset by:

-
An approximate $8 million decrease in revenues from wholesale customers due to a decrease in contracted sales volumes and fuel costs.  The decrease in fuel costs caused a decrease in per-unit revenues because commodity costs are passed directly through to these customers in rates.

-
An approximate $3 million decrease in revenues, net of decoupling, due to a 4.5% decrease in sales volumes to residential and small commercial and industrial customers primarily related to warmer quarter-over-quarter weather during the heating season as evidenced by the decrease in heating degree days at both WPS and UPPCO.  In the first quarter of 2010, WPS recorded an $11.3 million benefit from electric decoupling (which is subject to an annual $14.0 million cap), compared with $5.6 million in the first quarter of 2009.  UPPCO did not have a decoupling mechanism in 2009, but recorded a $1.1 million benefit from decoupling in the first quarter of 2010.

Margins

Regulated electric utility segment margins increased $12.2 million quarter-over-quarter, driven by:

•
An approximate $8 million increase related to lower fuel and purchased power costs incurred in the first quarter of 2010 compared with fuel and purchased power cost recovery rates set in 2009, which WPS was allowed to retain as part of its limited rate case re-opener for 2010.

•	An approximate $3 million increase related to retail electric rate increases at both WPS and UPPCO, effective January 1, 2010.

Operating Income

Operating income at the regulated electric utility segment increased $3.8 million quarter-over-quarter, driven by the $12.2 million increase in electric margin, partially offset by an $8.4 million increase in operating expenses.

The increase in operating expenses was the result of:

•
A $4.0 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns from 2008, and a decrease in the discount rate utilized in the most recent valuation.

•	A $3.6 million increase in electric transmission expense.

•
A $3.0 million increase in customer assistance expense related to payments made to the Focus on Energy program, which aims to help residents and businesses install cost-effective, energy efficient, and renewable energy products.

•	A $1.9 million increase in depreciation and amortization expense at WPS, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•
These increases were partially offset by a $3.0 million decrease in electric maintenance expense at WPS, primarily related to a greater number of planned outages at the generation plants during the first quarter of 2009, compared with the first quarter of 2010.

Other Expense

Other expense at the regulated electric utilities increased $1.0 million, driven by a $1.0 million decrease in AFUDC related to the Crane Creek Wind Farm.

Integrys Energy Services' Operations

Integrys Energy Services is a diversified nonregulated energy supply and services company serving residential, commercial, and industrial customers.

Integrys Energy Services Segment Results of Operations

					Change in
(Millions, except natural gas sales volumes)	Three Months Ended March 31				2010 Over
	2010		2009		2009

Revenues	$644.6		$1,784.1		(63.9)%
Cost of fuel, natural gas, and purchased power	638.2		1,767.8		(63.9)%
Margins	6.4		16.3		(60.7)%
Margin Detail
Electric and other margins	(16.7	) (1)	(23.1	) (1)	(27.7)%
Natural gas margins	23.1	(2)	39.4	(2)	(41.4)%

Operating and maintenance expense	30.8		49.6		(37.9)%
Restructuring expense	2.5		-		N/A
Net loss on Integrys Energy Services’ dispositions related to strategy change	39.8		-		N/A
Depreciation and amortization	4.7		5.1		(7.8)%
Taxes other than income taxes	3.2		3.1		3.2%
Operating loss	(74.6)		(41.5)		79.8%

Miscellaneous income	0.5		0.9		(44.4)%
Interest expense	(3.4)		(3.1)		9.7%
Other expense	(2.9)		(2.2)		31.8%

Net loss before taxes	$(77.5)		$(43.7)		77.3%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kwh	477.1		1,035.9		(53.9)%
Retail electric sales volumes in kwh	3,153.3		3,997.3		(21.1)%
Wholesale natural gas sales volumes in bcf	21.9		160.9		(86.4)%
Retail natural gas sales volumes in bcf	50.4		97.3		(48.2)%
kwh – kilowatt-hours
bcf – billion cubic feet

(1)	For the three months ended March 31, 2010, and 2009, these amounts included negative margin of $43.1 million and $59.1 million, respectively, related to fair value adjustments.
(2)
For the three months ended March 31, 2010, and 2009, these amounts included negative margin of $9.1 million and $45.8 million, respectively, related to fair value adjustments, and positive margin of $4.6 million and $19.0 million, respectively, related to lower-of-cost-or-market inventory adjustments.

First Quarter 2010 Compared with First Quarter 2009

Revenues

Revenues decreased $1,139.5 million quarter-over-quarter, as a result of Integrys Energy Group's decision to reposition Integrys Energy Services to focus on selected retail markets and investments in energy assets with renewable attributes.  See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Margins

Changes in commodity prices subject a portion of the nonregulated operations to earnings volatility.  Integrys Energy Services uses financial instruments to economically hedge risks associated with physical transactions.  The financial instruments essentially lock in margin on these transactions by mitigating the impact of fluctuations in market conditions, changing commodity prices, volumetric exposure, and other associated risks.  Because many of the derivative instruments utilized in these transactions may not qualify, or are not designated, as hedges under GAAP, reported earnings for the Integrys Energy Services segment include changes in the fair values of many of the derivative instruments.  These values may change significantly from period to period and are reflected as unrealized gains or losses within margin.  Fluctuations in the fair value of the nonderivative instruments (such as certain customer contracts, as well as natural gas storage and transportation contracts) do not impact margin until settlement, as these transactions do not meet the GAAP definition of derivative instruments.

Integrys Energy Services' margins decreased $9.9 million quarter-over-quarter.  The significant items contributing to the change in margins were as follows:

Electric and Other Margins

Integrys Energy Services' electric and other margins increased $6.4 million quarter-over-quarter.  The following items were the most significant contributors to the change in Integrys Energy Services' electric and other margins.

Realized wholesale electric margin

Realized wholesale electric margin decreased $3.2 million, from $4.1 million during the first quarter of 2009, to $0.9 million during the same quarter in 2010.

Wholesale transactions and structured origination activity were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its United States wholesale electric marketing and trading business.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its United States wholesale electric marketing and trading business.

Realized margin from energy assets

Realized margin from energy assets decreased $0.2 million.  The margin from generating assets, other than assets with renewable attributes, decreased by $2.8 million, from $7.3 million during the first quarter of 2009, to $4.5 million during the same quarter in 2010.  Contributing to the decrease was the January 2010 sale of the generation businesses in New Brunswick, Canada and Northern Maine.  See Note 5, "Dispositions," for more information on the sale.  Partially offsetting the decrease was an increase in margin from energy assets with renewable attributes of $2.6 million, from $1.0 million during the first quarter of 2009, to $3.6 million during the same quarter in 2010, driven by Integrys Energy Services’ continuing investments in energy assets with renewable attributes, such as solar energy projects and landfill gas projects.

Realized retail electric margin

The realized retail electric margin decreased $6.2 million, from $23.6 million during the first quarter of 2009, to $17.4 million during the same quarter in 2010.  The decrease was driven by:

●
A $3.7 million decrease in the Illinois market, caused by a 27% decrease in sales volumes, resulting from Integrys Energy Services’ reduced marketing efforts before the decision was made to continue business activity in this market.

●
A $2.3 million decrease in the Texas market.  The decrease was due to Integrys Energy Services’ scaled back new business activity in this market in the second half of 2009, as this market is not part of Integrys Energy Services’ long-term strategy.

Retail and wholesale electric fair value adjustments

Integrys Energy Services' margin from retail and wholesale electric fair value adjustments increased $16.0 million, as it recognized $59.1 million of non-cash unrealized losses related to derivative instruments during the first quarter of 2009, compared with $43.1 million of non-cash unrealized losses during the same quarter in 2010.

The non-cash unrealized gains and losses resulted from the application of GAAP derivative accounting rules to Integrys Energy Services' portfolio of electric customer supply contracts, requiring that these derivative instruments be adjusted to fair market value.

Natural Gas Margins

Integrys Energy Services' natural gas margins decreased $16.3 million quarter-over-quarter.  The following items were the most significant contributors to the change in Integrys Energy Services' natural gas margins.

Lower-of-cost-or-market inventory adjustments

The combined effect of lower-of-cost-or-market inventory write-downs and withdrawals from storage of natural gas for which write-downs had previously been recorded was a $14.4 million quarter-over-quarter net decrease in the natural gas margin.  The average market price of natural gas decreased approximately 22% during the first quarter of 2010 and decreased approximately 24% during the same quarter in 2009, driving lower-of-cost-or-market inventory write-downs during both periods in order to reflect natural gas in storage at the end of the period at its net realizable value, as required by GAAP.  Integrys Energy Group’s strategy change for Integrys Energy Services led to lower inventory volumes in the first quarter of 2010 compared with the same period in 2009; as a result, these write-downs had a positive $34.3 million quarter-over-quarter impact on natural gas margins.  In addition, a lower volume of natural gas inventory withdrawn from storage for which write-downs had previously been recorded resulted in a $48.7 million quarter-over-quarter decrease in the natural gas margin.

Realized retail natural gas margins

Realized retail natural gas margins decreased $10.3 million, from $39.5 million during the first quarter of 2009, to $29.2 million during the same quarter in 2010.  The decrease in realized retail natural gas margins was driven by an $8.1 million decrease in the Illinois market caused by the quarter-over-quarter negative impact of the withdrawal of a significant amount of natural gas from storage in the first quarter of 2009, resulting in realized gains during that period.  Also contributing to the decrease in retail natural gas margins was the sale of Integrys Energy Services’ Canadian natural gas portfolio in September 2009, which led to no Canadian margins being realized in 2010.

Realized wholesale natural gas margins

Realized wholesale natural gas margins decreased $28.3 million, from $26.7 million during the first quarter of 2009, to a negative $1.6 million during the same quarter in 2010.  Wholesale transactions were significantly scaled back in conjunction with Integrys Energy Services' sale of substantially all of its wholesale natural gas business.  See Note 5, "Dispositions," for more information on Integrys Energy Services' sale of its wholesale natural gas business.

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

The fair value adjustments (excluding lower-of-cost-or-market inventory adjustments) drove a $36.7 million increase in natural gas margins, as unrealized losses on these instruments were $9.1 million during the first quarter of 2010, compared with unrealized losses of $45.8 million during the same quarter in 2009.

Operating Loss

Integrys Energy Services' operating loss increased $33.1 million quarter-over-quarter.  This increase resulted from the $9.9 million decrease in margin discussed above, and losses of $39.8 million related to dispositions completed in connection with Integrys Energy Services’ strategy change, partially offset by an $18.8 million decrease in operating and maintenance expense.

The decrease in operating and maintenance expense was driven by an $7.9 million decrease in employee payroll and benefit related expenses, a $4.6 million decrease in bad debt expense due to the recovery of a receivable fully reserved during the first quarter of 2009, as well as a general decrease in reserves as a result of reduced business activity, a $2.8 million decrease in broker commissions resulting from reduced business activity, and a $2.0 million decrease in contractor related expenses.

See Note 5, "Dispositions," for a discussion of the dispositions completed in connection with Integrys Energy Services’ strategy change.

Electric Transmission Investment Segment Operations

First Quarter 2010 Compared with First Quarter 2009

Miscellaneous Income

Miscellaneous income at the electric transmission investment segment increased $1.5 million during the first quarter of 2010 compared with the same quarter in 2009, due to an increase in income from Integrys Energy Group's approximate 34% ownership interest in ATC.  The increase in income was driven by ATC's continuing capital expenditure program, resulting in an increase in its rate base.

Holding Company and Other Segment Operations

			Change in
	Three Months Ended March 31		2010 Over
(Millions)	2010	2009	2009

Operating income (loss)	$(0.6)	$1.3	N/A
Other expense	(12.4)	(15.4)	(19.5)%

Loss before taxes	$(13.0)	$(14.1)	(7.8)%

First Quarter 2010 Compared with First Quarter 2009

Other Expense

Other expense at the holding company and other segment decreased $3.0 million during the first quarter of 2010 compared with the same quarter in 2009, driven by a $2.4 million decrease in external short-term interest expense at the holding company mainly due to lower interest expense on commercial paper.  Also contributing to the decrease in other expense at the holding company and other segment was a
$1.9 million decrease in external short-term interest expense at PEC, due to the positive quarter-over-quarter impact of borrowings under a revolving credit agreement repaid in May 2009.

Provision for Income Taxes

	Three Months Ended March 31
	2010	2009

Effective Tax Rate	50.0%	(7.7)%

First Quarter 2010 Compared with First Quarter 2009

The change in the effective tax rate for the quarter ended March 31, 2010, compared to the same quarter in 2009, was primarily related to the tax treatment of Integrys Energy Group's $291.1 million non-cash pre-tax goodwill impairment loss recorded in 2009.  Although Integrys Energy Group had a $166.7 million loss before income taxes for the quarter ended March 31, 2009, it still recorded a $12.8 million provision for income taxes because $186.2 million of the total pre-tax goodwill impairment loss was not deductible for income tax purposes.

Also contributing to the increase in the quarter-over-quarter effective tax rate was the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the recently passed federal health care legislation.  See "Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, Integrys Energy Group expensed $11.8 million of deferred income tax benefits during the quarter ended March 31, 2010, which were previously recognized as a reduction in provision for income taxes.  This additional provision for income taxes will not reoccur in future periods.  The 2010 effective tax rate has also been adjusted to reflect an additional provision for income taxes of $1.9 million related to current year expected retiree benefits.

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

Operating Cash Flows

During the quarter ended March 31, 2010, net cash provided by operating activities was $419.4 million, compared with $852.6 million for the same quarter in 2009.  The $433.2 million quarter-over-quarter decrease in net cash provided by operating activities was largely driven by a $393.0 million decrease in cash provided by working capital.  Because natural gas prices dropped significantly during the first quarter of 2009, accounts receivable and accrued unbilled revenues also decreased during this period, generating cash.  However, the first quarter of 2010 did not see the same change in prices, therefore accounts receivable and accrued unbilled revenues increased from year-end as a result of high volumes experienced during the heating season.  Also contributing to the decrease in cash provided by working capital was a $266.6 million quarter-over-quarter decrease in cash generated by inventories, driven by a larger decrease in natural gas prices over the first quarter of 2009, compared with the first quarter of 2010, and the withdrawal of a significant amount of natural gas from storage at Integrys Energy Services during the first quarter of 2009 in order to improve its liquidity position.  Partially offsetting these changes was a $294.9 million quarter-over-quarter decrease in cash used to pay accounts payable balances.

Investing Cash Flows

Net cash used for investing activities was $15.8 million during the quarter ended March 31, 2010, compared with $93.5 million for the same quarter in 2009.  The $77.7 million quarter-over-quarter decrease in cash used for investing activities was primarily driven by a $52.5 million quarter-over-quarter increase in proceeds received from the sale or disposal of assets (related to the Integrys Energy Services strategy change), as well as a $26.1 million quarter-over-quarter decrease in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the quarter ended March 31 were as follows:

Reportable Segment (millions)	2010	2009	Change
Electric utility	$23.7	$43.2	$(19.5)
Natural gas utility	23.0	28.3	(5.3)
Integrys Energy Services	7.6	11.2	(3.6)
Holding company and other	8.9	6.6	2.3
Integrys Energy Group consolidated	$63.2	$89.3	$(26.1)

The decrease in capital expenditures at the electric utility segment for the quarter ended March 31, 2010, compared with the same quarter in 2009, was mainly due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

Financing Cash Flows

Net cash used for financing activities was $189.1 million during the quarter ended March 31, 2010, compared with $681.5 million for the same quarter in 2009.  The $492.4 million quarter-over-quarter decrease in cash used for financing activities was driven by a $647.7 million quarter-over-quarter decrease in the repayment of short-term borrowings, mainly due to the generation of more cash from operating activities in 2009 compared with 2010, partially offset by an $86.8 million quarter-over-quarter decrease in proceeds from the sale of borrowed gas, as well as $66.9 million of payments made during the first quarter of 2010 to buyers of the wholesale gas and power businesses for out-of-the-money transactions executed at the time of sale.  These contracts were replacement supply trades for the retained retail operations and were transacted at the original transfer price between the wholesale and retail businesses.

Significant Financing Activities

Integrys Energy Group had outstanding commercial paper borrowings of $162.7 million and $143.6 million at March 31, 2010, and 2009, respectively.  Integrys Energy Group had short-term notes payable outstanding of $10.0 million at March 31, 2010, and 2009.  Integrys Energy Group had no borrowings under revolving credit facilities at March 31, 2010, and $345.0 million at March 31, 2009.  See Note 9, "Short-Term Debt and Lines of Credit," for more information.

For information on the issuance and redemption of long-term debt at Integrys Energy Group and its subsidiaries, see Note 10, "Long-Term Debt."

Beginning February 11, 2010, Integrys Energy Group issued new shares of common stock to meet the requirements of its Stock Investment Plan and certain stock-based employee benefit and compensation plans.  From January 1, 2010 to February 11, 2010, and during 2009, Integrys Energy Group purchased shares of its common stock on the open market to meet the requirements of these plans.

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

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  The revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent."  The revised outlook also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of Integrys Energy Group, including its subsidiaries, as of March 31, 2010.

		Payments Due By Period

(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$3,490.7	$167.6	$941.5	$571.6	$1,810.0
Operating lease obligations	67.4	9.8	20.0	13.6	24.0
Commodity purchase obligations (2)	3,247.1	729.5	1,094.7	642.2	780.7
Purchase orders (3)	405.1	398.7	5.1	1.3	-
Pension and other postretirement funding obligations (4)	682.6	102.1	267.8	138.1	174.6
Total contractual cash obligations	$7,892.9	$1,407.7	$2,329.1	$1,366.8	$2,789.3

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

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $655.5 million at March 31, 2010, as the amount and timing of payments are uncertain.  Integrys Energy Group anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS, MGU, PGL, and NSG.  See Note 13, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the March 31, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 12, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures by company for the three-year period 2010 through 2012 are listed below.

(Millions)
WPS
Environmental projects	$164.1
Electric and natural gas distribution projects	150.9
Electric and natural gas delivery and customer service projects	59.1
Other projects	108.0

UPPCO
Repairs and safety measures at hydroelectric facilities	37.3
Other projects	28.0

MGU
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects	29.8

MERC
Natural gas pipe distribution system and other projects	48.5

PGL
Natural gas pipe distribution system, underground natural gas storage facilities, and other projects *	481.1

NSG
Natural gas pipe distribution system and other projects	45.9

Integrys Energy Services
Solar and other projects	128.9

IBS
Corporate services infrastructure projects	53.7
Total capital expenditures	$1,335.3

*
Includes approximately $114 million of expenditures related to the accelerated replacement of cast iron mains at PGL in 2011 and 2012.  On January 21, 2010, the ICC approved a rider mechanism to allow PGL to recover these incremental costs.  See Note 22, "Regulatory Environment," for more information.

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

Capital Resources

As of March 31, 2010, Integrys Energy Group and each of its subsidiaries were in compliance with all respective covenants related to outstanding short-term and long-term debt and expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 9, "Short-Term Debt and Lines of Credit," for more information on Integrys Energy Group's credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 10, "Long-Term Debt," for more information on Integrys Energy Group's long-term debt and related covenants.

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

Other Future Considerations

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at the utilities.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling for residential and small commercial and industrial sales was approved by the ICC on a four-year trial basis for PGL and NSG, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  PGL and NSG are actively supporting the ICC's decision to approve decoupling.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The cap for natural gas service was reached in the first quarter of 2010, and WPS had $2.7 million remaining under the cap for electric service at the end of the first quarter of 2010.  On December 16, 2009, decoupling for UPPCO was approved for all customer groups by the MPSC effective January 1, 2010.  MGU requested decoupling in its rate case filed in July 2009.  The partial settlement approved in that rate case did not address the decoupling request.  Therefore, the request will be addressed by the MPSC through the normal rate case process, which is expected to conclude in the second quarter of 2010.  In Minnesota, the legislature required the MPUC to evaluate decoupling.  The MPUC is currently engaged in that process and has sought and received comments on decoupling mechanisms from utilities and interveners in Minnesota.

Uncollectible Accounts

The reserves for uncollectible accounts at Integrys Energy Group reflect management's best estimate of probable losses on accounts receivable balances.  The reserves are based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of the economy, energy prices, and weather.

The impact of the weak economic environment could cause more accounts receivable to become uncollectible.  However, the majority of the bad debt expense at the utilities is recovered through rates.  Additionally, recoveries (or refunds) under the bad debt riders authorized in Illinois and Michigan will mitigate the effect of bad debt expense for PGL, NSG, MGU, and UPPCO as described in Note 22, "Regulatory Environment."

Goodwill Impairment Testing

Integrys Energy Group performs its required annual goodwill impairment tests each April 1.  Interim impairment tests are performed between required annual testing dates if certain conditions exist.  Any annual or interim goodwill impairment test could result in the recognition of a goodwill impairment loss.  See Note 8, "Goodwill and Other Intangible Assets," for more information on goodwill balances for Integrys Energy Group's reporting units at March 31, 2010.

Climate Change

Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives, and the Kerry-Boxer draft bill, which was introduced in the United States Senate.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, Integrys Energy Group believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

The majority of Integrys Energy Group’s generation and distribution facilities are located in the upper Midwest region of the United States.  The same is true for the majority of its customers’ facilities.  The physical risks posed by climate change for these areas are not expected to be significant at this time.  Ongoing evaluations will be conducted as more information on the extent of such physical changes becomes available.

Property Tax Assessment on Natural Gas

Integrys Energy Group’s natural gas retailers, including its five natural gas utilities, purchase storage services from pipeline companies on the pipelines’ interstate natural gas storage and transmission systems.  Once a shipper delivers natural gas to the pipeline’s system, that specific natural gas cannot be physically traced back to the shipper, and the physical location of that specific natural gas is not ascertainable.  Some states tax natural gas as personal property and have recently sought to assess personal property tax obligations against natural gas quantities held as working natural gas in facilities located in their states.  Because the pipeline does not have title to the working natural gas inventory in these facilities, the state imposes the tax on the shippers as of the assessment date, based on allocated quantities.  Shippers that are being assessed a tax are actively protesting these property tax assessments.  PGL and MERC are currently pursuing protests through litigation in Texas and Kansas, respectively.

Federal Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (HCR) were signed into law.  HCR contains various provisions that will affect the cost of providing health care coverage to active and retired employees of Integrys Energy Group and their dependents.  Although these provisions become effective at various times over the next 10 years, some provisions that affect the cost of providing benefits to retirees will be reflected starting in 2010.

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, Integrys Energy Group was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $11.8 million, all of which flowed through to income as a component of income tax expense in the first quarter of 2010.  This additional provision for income taxes will not reoccur in future periods.  Integrys Energy Group intends to seek recovery in rates of the income impact of this tax law change related to regulated utility operations in all applicable jurisdictions, but at this time is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of annual and lifetime maximum benefits, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  Integrys Energy Group is currently evaluating what other impacts the health care legislation may have on its future results of operations, cash flows or financial positions, and if plan structure changes are necessary for its health care programs.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was introduced to streamline the current fuel rule administered by the PSCW.  This bill currently awaits action by the Governor of Wisconsin.  The current fuel rule results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides for deferral of any change in approved fuel costs in excess of 2% of the fuel costs.  Prior to these new rules becoming effective, the PSCW must initiate a rule-making to revise the current fuel rule.  As a result, the effective date of the new rules is uncertain.

CRITICAL ACCOUNTING POLICIES

Integrys Energy Group has reviewed its critical accounting policies for new critical accounting estimates and other significant changes and has found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2009, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Integrys Energy Group has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, and equity return and principal preservation risk.  Integrys Energy Group is also exposed to other significant risks due to the nature of its subsidiaries' businesses and the environment in which it operates.  Integrys Energy Group has risk management policies in place to monitor and assist in controlling these risks and may use derivative and other instruments to manage some of these exposures, as further described below.

Commodity Price Risk

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of certain of its exposures.  Integrys Energy Services' VaR is calculated using non-discounted positions with a delta-normal approximation based on a one-day holding period and a 95% confidence level, as well as a ten-day holding period and 99% confidence level.  For further explanation of Integrys Energy Group's VaR calculation, see the 2009 Annual Report on Form 10-K.

The VaR for Integrys Energy Services' trading portfolio at a 95% confidence level with a one-day holding period is presented in the following table:

(Millions)	2010	2009

As of March 31	$0.3	$1.1
Average for 12 months ended March 31	0.7	1.4
High for 12 months ended March 31	1.0	2.3
Low for 12 months ended March 31	0.3	1.1

The VaR for Integrys Energy Services' trading portfolio at a 99% confidence level with a ten-day holding period is presented below:

(Millions)	2010	2009

As of March 31	$1.4	$4.7
Average for 12 months ended March 31	3.0	6.3
High for 12 months ended March 31	4.3	10.2
Low for 12 months ended March 31	1.4	4.7

The average, high, and low amounts were computed using the VaR amounts at each of the four quarter ends.

The quarter-over-quarter decrease in VaR was driven by a substantial reduction in trading activity, as a result of Integrys Energy Group's decision to reposition Integrys Energy Services to focus on selected retail markets and investments in energy assets with renewable attributes.

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

Due to decreases in short-term borrowings in the last year, Integrys Energy Group has decreased its exposure to variable interest rates.  Based on the variable rate debt of Integrys Energy Group outstanding at March 31, 2010, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $3.0 million.  Comparatively, based on the variable rate debt outstanding at March 31, 2009, an increase in interest rates of 100 basis points would have increased interest expense by approximately $6.3 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Other than the above-mentioned changes, Integrys Energy Group's market risks have not changed materially from the market risks reported in its 2009 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in Integrys Energy Group's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 13, "Commitments and Contingencies."

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of Integrys Energy Group’s 2009 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2010.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Integrys Energy Group, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrys Energy Group, Inc.

Date: May 5, 2010	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

INTEGRYS ENERGY GROUP EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
Exhibit No.	Description

3.1	Amendments to the By-Laws of Integrys Energy Group, Inc. effective April 1, 2010 (Incorporated by reference to Exhibit 3.1 to Integrys Energy Group’s Form 8-K filed April 1, 2010)

3.2	Integrys Energy Group, Inc. By-Laws as in effect at April 1, 2010 (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group’s Form 8-K filed April 1, 2010)

4.1	Forty-First Supplemental Indenture of WPS, dated as of December 18, 2008 (Incorporated by reference to Exhibit 4.1 to WPS’s Form 10-Q filed May 5, 2010)

4.2	42nd Supplemental Indenture of WPS, dated as of April 25, 2010 (Incorporated by reference to Exhibit 4.2 to WPS’s Form 10-Q filed May 5, 2010)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group